Form 10-Q
period 1996-03-31
INLAND MONTHLY INCOME FUND III INC
filed 1996-05-15
CIK 923284

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

                                      or

 [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

           For the transition period from             to
                                          -----------    ----------

                           Commission File #33-79012


                     Inland Monthly Income Fund III, Inc.
            (Exact name of registrant as specified in its charter)


           Maryland                              #36-3953261
 (State or other jurisdiction        (I.R.S. Employer Identification Number)
  of incorporation or organization)


 2901 Butterfield Road, Oak Brook, Illinois                 60521
 (Address of principal executive office)                   (Zip code)


        Registrant's telephone number, including area code:  708-218-8000


                                     N/A
                  --------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
As of May 13, 1996, there were 3,453,132 Shares of Common Stock outstanding.

                         PART I - Financial Information

 Item 1.  Financial Statements



                      INLAND MONTHLY INCOME FUND III, INC.
                            (a Maryland corporation)

                                 Balance Sheets

                      March 31, 1996 and December 31, 1995
                                   (unaudited)


                                     Assets
                                     ------

                                                       1996           1995
                                                       ----           ----
Investment properties (Notes 1, 4 and 5):
   Land............................................ $ 7,240,948     5,437,948
   Building and improvements.......................  15,982,166    12,074,484
                                                    -----------    ----------
                                                     23,223,114    17,512,432
   Less accumulated depreciation...................     272,985       169,894
                                                    -----------    ----------
   Net investment properties.......................  22,950,129    17,342,538
                                                    -----------    ----------

 Cash and cash equivalents including amounts
   held by property manager (Note 1)...............   2,937,473       738,931
 Restricted cash (Note 1)..........................          -        150,000
 Accounts and rents receivable (Note 5)............     492,081       333,823
 Deposits and other assets.........................      22,309       158,123
 Deferred organization costs (Note 1)..............      26,089        27,462
                                                    -----------    ----------
     Total assets.................................. $26,428,081    18,750,877
                                                    ===========    ==========

                 See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND III, INC.
                            (a Maryland corporation)

                                 Balance Sheets
                                   (continued)

                      March 31, 1996 and December 31, 1995
                                   (unaudited)



                      Liabilities and Stockholders' Equity
                      ------------------------------------

                                                        1996          1995
                                                        ----          ----
Liabilities:
   Accounts payable................................ $    43,544         6,875
   Accrued offering costs to Affiliates............     269,570       222,353
   Accrued offering costs to non-affiliates........      31,000         6,444
   Accrued interest payable to Affiliates..........       4,771         5,242
   Accrued real estate taxes.......................     463,751       374,180
   Distributions payable (Note 7)..................     183,457       129,532
   Security deposits...............................      71,133        54,483
   Note payable to Affiliates (Note 6).............        -          360,000
   Mortgage payable (Note 6).......................     748,011       750,727
   Unearned income.................................      13,268        39,846
   Other liabilities...............................      28,852       178,852
   Due to Affiliates (Note 2)......................      69,508         7,277
                                                    -----------    ----------
     Total liabilities.............................   1,926,865     2,135,811
                                                    -----------    ----------
 Stockholders' Equity (Notes 1 and 2):
   Common stock, $.01 par value, 24,000,000 Shares
     authorized; 2,909,912 and 2,000,073, issued
     and outstanding at March 31, 1996 and
     December 31, 1995, respectively...............      29,103        19,996
   Additional paid-in capital (net of offering
     costs of $4,078,208 at March 31, 1996, of
     which $2,896,271 was paid to Affiliates)......  24,953,635    16,835,183
   Accumulated distributions in excess
     of net income.................................    (481,522)     (240,113)
                                                    -----------    ----------
     Total stockholders' equity....................  24,501,216    16,615,066
                                                    -----------    ----------
 Total liabilities and stockholders' equity........ $26,428,081    18,750,877
                                                    ===========    ==========

                 See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND III, INC.
                            (a Maryland corporation)

                            Statements of Operations

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)

                                                         1996          1995
                                                         ----          ----
 Income:
   Rental income (Notes 1 and 5)................... $   475,038        70,733
   Additional rental income........................     242,290         8,790
   Interest income.................................      43,751        21,598
                                                    -----------       -------
                                                        761,079       101,121
                                                    -----------       -------

 Expenses:
   Professional services to Affiliates.............       2,000           --
   Professional services to non-affiliates.........      26,068           --
   General and administrative expenses
     to Affiliates.................................       7,903           --
   General and administrative expenses
     to non-affiliates.............................       2,197           415
   Advisor asset management fee....................      48,540           --
   Property operating expenses to Affiliates.......      29,136         2,882
   Property operating expenses to non-affiliates...     281,477         8,825
   Mortgage interest to Affiliates.................      15,043        20,398
   Mortgage interest to non-affiliates.............         --         14,499
   Depreciation....................................     103,091        14,444
   Amortization....................................       1,373           --
   Acquisition costs expensed......................       8,985           162
                                                    -----------       -------
                                                        525,813        61,625
                                                    -----------       -------
     Net income.................................... $   235,266        39,496
                                                    ============      =======

 Net income per weighted average common stock shares
   outstanding (2,394,092 and 343,119 for the
   three months ended March 31, 1996 and 1995,
   respectively.................................... $       .12           .12
                                                    ============      =======


                 See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND III, INC.
                            (a Maryland corporation)

                       Statements of Stockholders' Equity

                      March 31, 1996 and December 31, 1995

                                                                Accumulated
                                                 Additional    Distributions
                                   Common          Paid-in     in excess of
                                    Stock         Capital       net income         Total
                                 ----------     -----------    -------------    ----------
 Balance January 1, 1995.....    $      200        199,800            --           200,000
 Net income..................           --             --         496,514          496,514
 Distributions declared
   ($.78 per weighted average
   common stock shares
   outstanding)..............           --             --        (736,627)        (736,627)
 Proceeds from Offering (net
   of Offering costs of
   $3,121,175)..............         19,826     16,662,162            --        16,681,988
 Repurchases of Shares.......           (30)       (26,779)           --           (26,809)
                                 ----------     ----------       --------       ----------

 Balance December 31, 1995...        19,996     16,835,183       (240,113)      16,615,066
 Net income..................           --             --         235,266          235,266
 Distributions declared
   ($.20 per weighted average
   common stock shares
   outstanding)..............           --             --        (476,675)        (476,675)
 Proceeds from Offering (net
   of Offering costs of
   $957,033).................         9,107      8,118,452            --         8,127,559
                                 ----------     ----------       --------       ----------
 Balance March 31, 1996......    $   29,103     24,953,635       (481,522)      24,501,216
                                 ==========     ==========       ========       ==========

                 See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND III, INC.
                            (a Maryland corporation)

                             Statement of Cash Flows

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)

                                                        1996           1995
                                                    -----------     ----------
Cash flows from operating activities:
  Net income......................................  $   235,266         39,496
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation..................................      103,091         14,444
    Amortization..................................        1,373            --
    Rental income under master lease agreements...      109,333            --
    Changes in assets and liabilities:
      Accounts and rents receivable...............     (158,258)       (74,855)
      Other assets................................      135,814          1,075
      Accrued interest payable....................         (471)        30,052
      Accrued real estate taxes...................       89,571         95,225
      Accounts payable............................       36,669            --
      Unearned income.............................      (26,578)           --
      Due to Affiliates...........................       53,646            --
      Security deposits...........................       16,650         13,853
                                                    -----------     ----------
Net cash provided by operating activities.........      596,106        119,290
                                                    -----------     ----------
Cash flows from investing activities:
  Additions to investment properties..............     (153,450)           --
  Purchase of investment properties...............   (5,657,980)      (218,418)
                                                    -----------     ----------
Net cash used in investing activities.............   (5,811,430)      (218,418)
                                                    -----------     ----------
Cash flows from financing activities:
  Repayment of note to Affiliate..................     (360,000)           --
  Repayment of loan from Advisor..................          --        (193,300)
  Proceeds from offering..........................    9,084,592      4,842,205
  Payments of offering costs......................     (885,260)      (613,424)
  Distributions paid..............................     (422,750)           --
  Principal payments of debt......................       (2,716)    (2,508,857)
                                                    -----------     ----------
Net cash provided by financing activities.........    7,413,866      1,526,624
                                                    -----------     ----------
Net increase in cash and cash equivalents.........    2,198,542      1,427,496
Cash and cash equivalents at beginning of period..      738,931         10,934
                                                    -----------     ----------
Cash and cash equivalents at end of period........  $ 2,937,473      1,438,430
                                                    ===========     ==========
 Distributions payable............................  $   183,457        (58,495)
                                                    ===========     ==========

                 See accompanying notes to financial statements.

                      INLAND MONTHLY INCOME FUND III, INC.
                            (a Maryland corporation)

                          Notes to Financial Statements

                                 March 31, 1996
                                   (unaudited)



Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Company's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.


(1) Organization and Basis of Accounting

Inland Monthly Income Fund III, Inc. (the "Company") was formed on May 12, 1994 to invest in neighborhood retail centers located within an approximate 150-mile radius of its headquarters in Oak Brook, Illinois. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. On October 14, 1994, the Company commenced an initial public offering (the "Offering") of 5,000,000 shares of common stock (the "Shares") at a price of $10 per Share and the issuance of 1,000,000 Shares at a price of $9.05 per Share which may be distributed pursuant to the Company's distribution reinvestment program (the "DRP"). Inland Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, is the advisor to the Company. Subscriber funds were held in an interest-bearing escrow account with the Company's unaffiliated escrow agent until January 3, 1995. Offering proceeds were released from escrow on January 3, 1995 when subscriptions were accepted and Shares issued by the Company. Subscribers received their pro rata share of interest income earned on their subscriptions while in escrow. As of March 31, 1996, the Company has repurchased 3,000 Shares. At March 31, 1996, subscriptions for a total of 2,909,912 Shares have been received, resulting in $29,088,408 in Gross Offering Proceeds.

The Company qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 1995. Since the Company qualified for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

                     INLAND MONTHLY INCOME FUND III, INC.
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1996
                                  (unaudited)



The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates fair value. Included in cash and equivalents is $249,890 held by the Company's affiliated property manager which is unrestricted and held in the Company's name.

Deferred organization costs are amortized over a 60-month period.

Offering costs were offset against the Stockholders' equity accounts once the Shares sold exceeded the Minimum Number of Shares and Gross Offering Proceeds were released from escrow. Offering costs consist principally of printing, selling and registration costs.

The investment properties are carried at the lower of aggregate cost or net realizable value. Periodically, the Company will review its real estate portfolio and if investment properties suffer an impairment in value which is deemed to be other than temporary, the investment in properties would be reduced to the net realizable value of the properties. As of March 31, 1996, there have been no such impairments. Depreciation expense is computed using the straight-line method. Buildings and improvements are based upon estimated useful lives of 30 years. Tenant improvements will be depreciated over the related lease period.

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable.

The Company believes that the interest rate associated with the mortgage payable approximates the market interest rates for this type of debt instrument, and as such, the carrying amount of the mortgage payable approximates its fair value.

                     INLAND MONTHLY INCOME FUND III, INC.
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1996
                                  (unaudited)


 The carrying amount of cash and cash equivalents, restricted cash, accounts and rents receivable, accounts payable and other liabilities, accrued offering costs to Affiliates, accrued offering costs to non-Affiliates, accrued interest payable to Affiliates, accrued real estate taxes, and distributions payable approximate fair value because of the relative short maturity of these instruments.

 In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of the results to be expected for the year.

 (2) Transactions with Affiliates

 As of March 31, 1996, the Company had incurred $4,105,670 of organization and offering costs. Pursuant to the terms of the Offering, the Advisor is required to pay organization and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the gross proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including such selling expenses) which together exceed 15% of Gross Offering Proceeds. As of March 31, 1996, organizational and offering costs did exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the Offering, however, any excess amounts will be reimbursed by the Advisor.

 The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the Offering and to the administration of the Company. In addition, an Affiliate of the Advisor serves as dealer manager of the Offering and is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance fee from the Company in connection with the Offering. Such commissions incurred were $2,526,845 and $1,719,406 as of March 31, 1996 and December 31, 1995, respectively, of which $192,632 and $102,084 were unpaid as of March 31, 1996 and December 31, 1995, respectively. Other costs to Affiliates incurred relating to the Offering were $369,426 and $409,858 as of March 31, 1996 and December 31, 1995, respectively, of which $76,938 and $120,269 were unpaid as of March 31, 1996 and December 31, 1995, respectively.

                     INLAND MONTHLY INCOME FUND III, INC.
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1996
                                  (unaudited)



 As of March 31, 1996, the Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

 During 1994, the Advisor advanced $193,300 to the Company for costs incurred with the Offering. These advances were repaid with a market rate of interest to the Advisor in January 1995 with interest ranging from 7.75% to 9.50%. The principal of $193,300 and interest totaling $3,162 were paid from Gross Offering Proceeds.

 The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus Other Operating Expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for that calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return. As of March 31, 1996, the Company has incurred $48,540 of such fees, all of which remains unpaid at March 31, 1996. (Defined terms in this paragraph have the same definitions from the prospectus.)

 An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. The Company incurred and paid property management fees of $29,136 and $2,882 for the three months ended March 31, 1996 and 1995, respectively.

                     INLAND MONTHLY INCOME FUND III, INC.
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1996
                                  (unaudited)



 (3) Commitments and Contingencies

 The Company adopted an Independent Director Stock Option Plan which granted each Independent Director an option to acquire 3,000 Shares as of October 14, 1994 and an additional 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 1995 if the Independent Director is a member of the Board on such date. The options for the initial 3,000 Share grant are exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The succeeding options are exercisable on the second anniversary of the date of grant. No options have been exercised.

 In addition to sales commissions, Soliciting Dealers will also receive one Soliciting Dealer Warrant for each 40 Shares sold by such Soliciting Dealer during the Offering, subject to state and federal securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing with the first date upon which the Soliciting Dealer Warrants are issued and ending upon the first to occur of: (i) October 14, 1999; or (ii) the closing date of a secondary offering of the Shares by the Company. Notwithstanding the foregoing, no Soliciting Dealer Warrant will be exercisable until one year from the date of issuance.

 On the behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

                                               INLAND MONTHLY INCOME FUND III, INC.
                                                     (a Maryland corporation)

                                                   Notes to Financial Statements
                                                            (continued)

                                                          March 31, 1996
                                                            (unaudited)

 (4) Investment Properties
                                                                                Gross amount at which carried
                                           Initial Cost (A)                            at end of period
                                       -----------------------                ---------------------------------------
                                                     Buildings   Adjustments      Land        Buildings
                               Date                     and           to           and           and
                                Acq       Land     improvements   Basis (B)   improvements  improvements      Total
                              ------   ----------  -----------   ----------   -----------   -----------   -----------
 Single-user Retail
 ------------------

     Walgreens/Decatur
     Decatur, IL.............  01/95   $   78,330    1,130,723         -           78,330     1,130,723     1,209,053

 Neighborhood Retail Centers
- - ----------------------------
   Eagle Crest Shopping Center
     Naperville, IL..........  03/95    1,878,618    2,938,352         -        1,878,618     2,938,352     4,816,970

   Montgomery-Goodyear
     Montgomery, IL..........  09/95      315,000      832,909       (6,632)      315,000       826,277     1,141,277

   Hartford/Naperville Plaza
     Naperville, IL..........  09/95      990,000    3,426,211       22,082       990,000     3,448,293     4,438,293

   Nantucket Square
     Schaumburg, IL..........  09/95    1,908,000    2,352,833      (15,026)    1,908,000     2,337,807     4,245,807

   Antioch Plaza
     Antioch, IL.............  12/95      268,000    1,487,372      (41,638)      268,000     1,445,734     1,713,734

   Mundelein Plaza
     Mundelein, IL...........  03/96    1,803,000    3,854,980         -        1,803,000     3,854,980     5,657,980
                                       ----------  -----------   ----------   -----------   -----------   -----------
                                       $7,240,948   16,023,380      (41,214)    7,240,948    15,982,166    23,223,114
                                       ==========  ===========   ==========   ===========   ===========   ===========


 (A) The initial cost to the Company, represents the original purchase price of the property, including amounts incurred subsequent to acquisition, which were contemplated at the time the property was acquired.

 (B) Adjustements to basis includes additions to investment properties and payments received under master lease agreements.
     As part of the Montgomery-Goodyear, Hartford/Naperville Plaza, Nantucket Square and Antioch Plaza purchases, the
     Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one year to eighteen months or until the spaces are leased.  Generally accepted accounting principles require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income.  As of March 31, 1996, the Company has recorded $242,349 of such payments.

                                                               -12-

                      INLAND MONTHLY INCOME FUND III, INC.
                            (a Maryland corporation)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)


 (5) Operating Leases

 Master Lease Agreements

 As part of the Montgomery-Goodyear, Hartford/Naperville Plaza, Nantucket Square and Antioch Plaza purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one year to eighteen months or until the spaces are leased. Generally Accepted Accounting Principles require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. Hartford/Naperville Plaza is fully leased and tenant improvements are substantially completed. Master lease payments amounted to $29,114 for the three months ended March 31, 1996.

 The seller of Nantucket Square entered into a master lease agreement with the Company for 4,500 square feet at $15 per square foot for 12 months or until the space is leased. In addition, the Company received a credit at closing for rent abatement agreements under current leases. Master lease payments amounted to $37,268 for the three months ended March 31, 1996.

 At March 31, 1996, Antioch Plaza was 49% leased and tenant improvements are being completed. Certain tenants have begun paying rent. The master lease payments amounted to $39,921 for the three months ended March 31, 1996. The master lease agreement on this property expires June 1997.

 Master lease payments at Montgomery-Goodyear amounted to $3,030 for the three months ended March 31, 1996.

 Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include $7,284 and $740 for the three months ended March 31, 1996 and 1995, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $19,697 and $740 in related accounts receivable as of March 31, 1996 and December 31, 1995, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.

                      INLAND MONTHLY INCOME FUND III, INC.
                            (a Maryland corporation)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)


 (6) Mortgage Payable and Note Payable to Affiliates

 Mortgage payable and note payable to Affiliates consist of the following at March 31, 1996 and December 31, 1995:

                                                   1996          1995
                                                   ----          ----
 7.655% first mortgage secured by Walgreens,
   Decatur, Illinois, monthly principal and
   interest payments of $5,689, with the
   remaining balance due May 2004............ $   748,011       750,727

 Mortgage payable............................ $   748,011       750,727
                                              ============  ============


 9.5% promissory note payable to Inland
   Real Estate Investment Corporation, paid
   in full on January 9, 1996................        -          360,000

 Note payable to Affiliates.................. $      -          360,000
                                              ============  ============


 (7) Subsequent Events

 During  April  1996,  the  Company   paid  distributions  of  $183,457  to  the
 Stockholders of record at March 31, 1996 on a weighted average basis for the month.

 On April 5, 1996, the Company completed the acquisition of the Regency Point Shopping Center located in Lockport, Illinois ("Regency Point"), from a third party unaffiliated with the Company, for a purchase price of $5,700,000. In connection with the acquisition of Regency Point, the Company assumed the existing first mortgage loan of approximately $4,473,200, along with a related interest rate swap agreement which has the effect of fixing the interest rate on the mortgage loan at 7.91% per annum. The remainder of the purchase price was funded, after prorations, with proceeds of the Offering. The related interest rate swap agreement was terminated on April 18, 1996 resulting in $48,419 proceeds to the Company. As a result, the first mortgage loan has a floating interest rate of 180 basis points over the 30-day LIBOR rate, which rate is adjusted monthly (currently 7.2375%), amortizes over 25 years and matures August 2000.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Liquidity and Capital Resources

 As of December 31, 1994, subscriptions for a total of 189,938.145 Shares had been received from the public resulting in $1,899,381 in gross offering proceeds, which includes $200,000 received from the Advisor for 20,000 Shares. Subscriber funds were held in an interest-bearing escrow account with the Company's unaffiliated escrow agent until January 3, 1995 when the subscriptions were accepted and Shares issued by the Company. As of March 31, 1996, subscriptions for a total of 2,909,912 Shares have been received, resulting in $29,088,408 in Gross Offering Proceeds, as defined below. The
 Stockholders will share in their portion of benefits of ownership of the Company's real property investments according to the number of Shares held.

 The Company's capital needs and resources are expected to undergo changes during its first two years of operations as a result of the completion of the public offering of Shares and the acquisition of properties. Operating cash flow is expected to increase as these additional properties are added to the portfolio. Distributions to Stockholders are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, capital expenditures, and the annual distribution required to maintain REIT status under the Code.

 As of March 31, 1996, the Company had acquired seven properties utilizing approximately $22,700,000 of Gross Offering Proceeds and had cash and cash equivalents of $2,937,473. The Company intends to use these funds for the purchase of additional properties, to pay distributions and for offering costs. To the extent that these sources are insufficient to meet the Company's short and long-term liquidity requirements the Company may rely on financing of one or more of the properties.

 The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution of 8% per annum on weighted average shares. For the three months ended March 31, 1996, cash provided by operations amounted to $596,106. Distributions declared for the period were $476,675, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end.

 Management of the Company monitors the various qualification tests the Company must meet to maintain its status as a real estate investment trust. Large ownership of the Company's stock is tested upon purchase to determine that no more than 50% in value of the outstanding stock is owned directly, or indirectly, by five or fewer persons or entities at any time. Management of the Company also determines, on a quarterly basis, that the Gross Income, Asset and Distribution Tests as described in the section of the Prospectus entitled "Federal Income Tax Considerations--Taxation of the Company--REIT Qualification Tests" are met. On an ongoing basis, as due diligence is performed by management of both the Company and the Advisor on potential real estate purchases or temporary investment of uninvested capital, management of both entities determines that the income from the new asset will qualify for REIT purposes. For the year ended December 31, 1995, the Company qualified as a REIT.

 The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the Gross Offering Proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including such selling expenses) which together exceed 15% of the Gross Offering Proceeds.

 The Company provides the following programs to facilitate investment in the Shares and to provide limited liquidity for Stockholders until such time as a market for the Shares develops:

 The Automatic Purchase Investment Program allows existing Stockholders, during the Offering, to automatically make periodic purchases of the Company's Shares through the pre-authorized transfer of funds from investor accounts to the Company.

 The Distribution Reinvestment Program allows Stockholders who purchase Shares pursuant to the Offering to automatically reinvest distributions by purchasing additional Shares from the Company. Such purchases will not be subject to selling commissions or the Marketing Contribution and Due Diligence Expense Allowance Fee and will be sold at a price of $9.05 per Share. As of March 31, 1996, the Company had received $371,596 through the DRP and had repurchased 3,000 Shares from Stockholders for an aggregate price of $26,838, pursuant to the terms of the Share Repurchase Program. The remaining $344,758 is available to the Company for investment in additional properties, maintenance of existing properties or the repurchase of additional Shares pursuant to the terms of the Share Repurchase Program.

 The Share Repurchase Program will, subject to certain restrictions, provide existing Stockholders with limited, interim liquidity by enabling them to sell Shares back to the Company at a price of $9.05 per Share. Shares purchased by the Company will not be available for resale. As of March 31, 1996, the Company has repurchased 3,000 Shares.

 Results of Operations

 As of March 31, 1996, subscriptions for a total of 2,909,912 Shares were received from the public resulting in $29,088,408 in Gross Offering Proceeds, which includes the Advisor's capital contribution of $200,000.

 Funds from operations ("FFO") means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and other non-cash items. FFO and funds available for distribution for the three months ended March 31, 1996 and 1995 are calculated as follows:

                                                   1996          1995
                                                   ----          ----
       Net income...........................  $   235,266        39,496
       Depreciation.........................      103,091        14,444
       Amortization..........................       1,373          -

         Funds from operations(1)...........  $   339,730        53,940
                                              ============  ============

       Funds from operations................  $   339,730        53,940
       Deferred rent receivable (2).........       (7,284)         (740)
       Rental income received under
         master lease agreements (3)........      109,333          -

         Funds available for distribution...  $   441,779        53,200
                                              ============  ============

   (1) FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO as reported by the Company may not be comparable to other similarly titled measures of other real estate companies.

   (2) Reference is made to Note (5) of the Notes to Financial Statements of the Company.

   (3) As part of the Montgomery-Goodyear, Hartford/Naperville Plaza, Nantucket Square and Antioch Plaza purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one year to eighteen months or until the spaces are leased. Generally accepted accounting principles require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. For the three months ended March 31, 1996, the Company has recorded $109,333 of such payments.

 The increases in rental income, additional rental income, property operating expenses to Affiliates and non-affiliates and depreciation for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, is due to the acquisition of properties during 1995. Operations are expected to increase as additional properties are added to the portfolio.

 The decrease in mortgage interest expense to Affiliates and non-affiliates for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, is due to the payoff of the financing relating to the acquisitions of the properties. The Company continues to have a mortgage collateralized by the Walgreens, Decatur property.

 During 1994, the Advisor advanced $193,300 to the Company for costs incurred with the Offering. These advances were repaid with a market rate of interest to the Advisor in January 1995.

 Interest income is the result of Offering Proceeds being invested in short-term investments until a property is purchased.

 The increases in professional services to Affiliates and non-affiliates and general and administrative expenses to Affiliates and non-affiliates for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to the Company entering the operational stage.

 On the behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

 The following is a list of approximate physical occupancy levels for the Company's investment properties as of the end of each quarter during 1995 and 1996: N/A indicates the property was not owned by the Company at the end of the quarter.

                                     1995                        1996
                            -----------------------     -----------------------
                             at    at    at    at        at    at    at    at
       Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
                            ----- ----- ----- -----     ----- ----- ----- -----
 Walgreens                   100%  100%  100%  100%      100%
   Decatur, Illinois

 Eagle Crest                 100%  100%  100%  100%      100%
   Naperville, Illinois

 Montgomery-Goodyear         N/A   N/A   100%  100%      100%
   Montgomery, Illinois

 Hartford/Naperville Plaza   N/A   N/A    48%   90%      100%
   Naperville, Illinois

 Nantucket Square            N/A   N/A    92%   81%       81%
   Schaumburg, Illinois

 Antioch Plaza               N/A   N/A   N/A    33%       49%
   Antioch, Illinois



                           PART II - Other Information

 Items 1 through 5 are omitted because of the absence of conditions under which they are required.

 Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits: none

     (b)  Report on Form 8-K dated December 28, 1995
          Item 2.  Acquisition or Disposition of Assets
          Item 7.  Financial Statements and Exhibits

                                   SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             INLAND MONTHLY INCOME FUND III, Inc.

                                   /s/ ROBERT D. PARKS

                             By:   Robert D. Parks
                                   Chief Executive Officer
                             Date: May 13, 1996

                                   /s/ CYNTHIA M. HASSETT

                             By:   Cynthia M. Hassett
                                   Chief Financial and Accounting Officer
                             Date: May 13, 1996