Form 10-Q
period 1996-06-30
INLAND MONTHLY INCOME FUND III INC
filed 1996-08-14
CIK 923284

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1996

                                      or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

          For the transition period from             to
                                         -----------    ------------

                           Commission File #33-79012


                        Inland Real Estate Corporation
            (Exact name of registrant as specified in its charter)


          Maryland                              #36-3953261
(State or other jurisdiction        (I.R.S. Employer Identification Number)
 of incorporation or organization)


2901 Butterfield Road, Oak Brook, Illinois                  60521
(Address of principal executive office)                   (Zip code)


       Registrant's telephone number, including area code:  630-218-8000


                     Inland Monthly Income Fund III, Inc.
                (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

      5,043,535.35 shares of common stock outstanding at August 12, 1996.

                         Part 1 - Financial Statements


Item 1.  Financial Statements


                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets

                      June 30, 1996 and December 31, 1995
                                  (unaudited)


                                    Assets


                                                      1996           1995
                                                      ----           ----

Investment properties (Notes 1, 4 and 5):
  Land............................................ $ 9,503,248     5,437,948
  Building and improvements.......................  24,975,721    12,074,484
                                                   -----------    ----------
                                                    34,478,969    17,512,432
  Less accumulated depreciation...................     447,394       169,894
                                                   -----------    ----------
  Net investment properties.......................  34,031,575    17,342,538

Cash and cash equivalents including amounts
  held by property manager (Note 1)...............   9,190,952       738,931
Restricted funds (Note 1).........................        -          150,000
Accounts and rents receivable (Note 5)............     799,181       333,823
Deposits and other assets.........................     113,473       158,123
Deferred organization costs (net of accumulated
  amortization of $2,746 at June 30, 1996)(Note 1)      24,716        27,462
                                                   -----------    ----------

    Total assets.................................. $44,159,897    18,750,877
                                                   ===========    ==========








                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets
                                  (continued)

                      June 30, 1996 and December 31, 1995
                                  (unaudited)



                     Liabilities and Stockholders' Equity


                                                       1996          1995
Liabilities:                                           ----          ----

  Accounts payable................................ $   211,786         6,875
  Accrued offering costs to Affiliates............     357,206       222,353
  Accrued offering costs to non-affiliates........      91,037         6,444
  Accrued interest payable to Affiliates..........       4,754         5,242
  Accrued interest payable to non-affiliates......      26,923          -
  Accrued real estate taxes.......................     730,398       374,180
  Distributions payable (Note 7)..................     269,137       129,532
  Security deposits...............................     108,354        54,483
  Note payable (Note 6)...........................        -          360,000
  Mortgages payable (Note 6)......................   5,205,586       750,727
  Unearned income.................................      63,978        39,846
  Other liabilities...............................      32,839       178,852
  Due to Affiliates (Note 2)......................     183,918         7,277
                                                   -----------    ----------
    Total liabilities.............................   7,285,916     2,135,811
                                                   -----------    ----------

Stockholders' Equity (Notes 1 and 2):
  Common stock, $.01 par value, 24,000,000 Shares
    authorized; 4,382,954 and 4,376,636 Shares
    issued and outstanding at June 30, 1996 and
    2,003,073 and 2,000,073 Shares issued and
    outstanding at December 31, 1995,
    respectively..................................      43,270        19,996
  Additional paid-in capital (net of offering
    costs of $6,137,310 at June 30, 1996, of
    which $4,554,393 was paid to Affiliates)......  37,525,808    16,835,183
  Accumulated distributions in excess of
    net income....................................    (695,097)     (240,113)
                                                   -----------    ----------
    Total stockholders' equity....................  36,873,981    16,615,066
                                                   -----------    ----------
Total liabilities and stockholders' equity........ $44,159,897    18,750,877
                                                   ===========    ==========




                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                            Statement of Operations

           For the three and six months ended June 30, 1996 and 1995
                                  (unaudited)

                                         Three months          Six months
                                            ended                 ended
                                           June 30,              June 30,
                                           --------              --------
                                       1996       1995       1996       1995
                                       ----       ----       ----       ----
Income:
  Rental income (Notes 1 and 5).... $ 845,598    182,680  1,320,636    253,413
  Additional rental income.........   147,334     29,169    389,624     37,959
  Interest income..................    80,838      9,982    124,589     31,500
  Other income.....................    52,806       -        52,806       -
                                    ---------    -------  ---------    -------
                                    1,126,576    221,831  1,887,655    322,952
                                    ---------    -------  ---------    -------
Expenses:
  Professional services to
    Affiliates.....................     8,654       -        10,654       -
  Professional services to
    non-affiliates.................    10,160      1,615     36,228      1,615
  General and administrative
    to Affiliates..................    43,532       -        51,435       -
  General and administrative
    expenses to non-affiliates.....     3,797        406      5,994        821
  Advisor asset management fee.....    76,992       -       125,532       -
  Property operating expenses
    to Affiliates..................    42,960      9,572     72,096     12,454
  Property operating expenses
    to non-affiliates..............   165,149     46,054    446,626     54,879
  Mortgage interest to Affiliates..    14,280     25,779     29,323     46,177
  Mortgage interest to
    non-affiliates.................    77,804      2,841     77,804     17,340
  Depreciation.....................   174,409     33,909    277,500     48,353
  Amortization.....................     1,373       -         2,746       -
  Acquisition costs expensed.......     8,165        153     17,150        315
                                    ---------    -------  ---------    -------

                                      627,275    120,329  1,153,088    181,954
                                    ---------    -------  ---------    -------
    Net income..................... $ 499,301    101,502    734,567    140,998
                                    =========    =======  =========    =======

Net income per weighted average
  common stock shares outstanding
  (3,558,960 and 697,716 for the
  three months ended June 30, 1996 and
  1995, respectively and 2,956,008
  and 521,428 for the six months
  ended June 30, 1996 and 1995,
  respectively).................... $     .14        .15        .25        .27
                                    =========    =======  =========    =======



                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                      Statements of Stockholders' Equity

                      June 30, 1996 and December 31, 1995

                                                       Accumulated
                                          Additional  Distributions
                                 Common    Paid-in    in excess of
                                 Stock     Capital     net income    Total
                                -------  ----------  ------------    -----
Balance January 1, 1995.....    $   200     199,800        -           200,000

Net income..................       -           -        496,514        496,514

Distributions declared
  ($.78 per weighted average
  common stock shares
  outstanding)..............       -           -       (736,627)      (736,627)

Proceeds from Offering (net
  of Offering costs of
  $3,121,175)..............      19,826  16,662,162        -        16,681,988

Repurchases of Shares.......        (30)    (26,779)       -           (26,809)
                                -------  ----------  ----------     ----------
Balance December 31, 1995...     19,996  16,835,183    (240,113)    16,615,066

Net income..................       -           -        734,567        734,567

Distributions declared
  ($.40 per weighted average
  common stock shares
  outstanding)..............       -           -     (1,189,551)    (1,189,551)

Proceeds from Offering (net
  of Offering costs of
  $3,016,135)...............     23,307  20,726,549        -        20,749,856

Repurchases of Shares.......        (33)    (35,924)                   (35,957)
                                -------  ----------  ----------     ----------
Balance June 30, 1996......     $43,270  37,525,808    (695,097)    36,873,981
                                =======  ==========  ==========     ==========



                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                            Statement of Cash Flows

                For the six months ended June 30, 1996 and 1995
                                  (unaudited)


                                                           1996          1995
                                                           ----          ----
Cash flows from operating activities:
  Net income......................................    $   734,567        140,998
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation..................................        277,500         48,353
    Amortization..................................          2,746           -
    Rental income under master lease..............        194,508           -
    Changes in assets and liabilities:
      Accounts and rents receivable...............       (465,358)       (75,639)
      Other assets................................         44,650        (10,909)
      Accounts payable............................        204,911         17,736
      Accrued interest payable....................         26,435          4,823
      Accrued real estate taxes...................        356,218         76,496
      Security deposits...........................         53,871         13,853
      Unearned income.............................         24,132           -
      Other liabilities...........................          3,987           -
      Due to Affiliates...........................        176,641           -
                                                      -----------    -----------
Net cash provided by operating activities.........      1,634,808        215,711
                                                      -----------    -----------
Cash flows from investing activities:
  Additions to investment properties..............       (168,035)          -
  Purchase of investment properties...............    (12,519,834)      (218,418)
                                                      -----------    -----------
Net cash used in investing activities.............    (12,687,869)      (218,418)
                                                      -----------    -----------
Cash flows from financing activities:
  Repayment of loan from Advisor..................       (360,000)      (193,300)
  Proceeds from offering..........................     23,730,034      8,592,477
  Payments of offering costs......................      2,796,689     (1,189,795)
  Loan fees.......................................           -          (100,000)
  Distributions paid..............................     (1,049,946)       (58,495)
  Principal payments of debt......................        (18,317)    (5,051,597)
                                                      -----------    -----------
Net cash provided by financing activities.........     19,505,082      1,999,290
                                                      -----------    -----------

Net increase in cash and cash equivalents.........      8,452,021      1,996,583

Cash and cash equivalents at beginning of period..        738,931         10,934
                                                      -----------    -----------
Cash and cash equivalents at end of period........    $ 9,190,952      2,007,517
                                                      ===========    ===========


                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                            Statement of Cash Flows
                                  (continued)

                For the six months ended June 30, 1996 and 1995
                                  (unaudited)


Supplemental schedule of noncash investing and financing activities:

                                                1996           1995
                                                ----           ----
Purchase of investment properties.......... $(16,993,010)    (6,026,023)
Assumption of debt.........................    4,473,176      4,595,178
Note payable...............................         -         1,212,427
                                            ------------     ----------
                                             (12,519,934)      (218,418)
                                            ============     ==========


Distributions payable...................... $    269,137        130,463
                                            ============     ==========






                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements

                                 June 30, 1996
                                  (unaudited)



Readers of this Quarterly Report should refer to the Company's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Company's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.


(1) Organization and Basis of Accounting

Inland Real Estate Corporation (the "Company") was formed on May 12, 1994 to invest in neighborhood retail centers located within an approximate 150-mile radius of its headquarters in Oak Brook, Illinois. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. On October 14, 1994, the Company commenced an initial public offering (the "Offering") of 5,000,000 shares of common stock (the "Shares") at a price of $10 per Share and the issuance of 1,000,000 Shares at a price of $9.05 per
Share for distribution pursuant to the Company's distribution reinvestment program (the "DRP"). Inland Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, is the advisor to the Company. Subscriber funds were held in an interest-bearing escrow account with the Company's unaffiliated escrow agent until January 3, 1995. Offering proceeds were released from escrow on January 3, 1995 when subscriptions were accepted and Shares issued by the Company. Subscribers received their pro rata share of interest income earned on their subscriptions while in escrow. At June 30,
1996, subscriptions for a total of 4,376,636 Shares have been received, resulting in $43,733,850 in Gross Offering Proceeds. As of June 30, 1996, the Company has repurchased 6,318 Shares.

The Company qualified  as  a  real  estate  investment  trust ("REIT") under the
Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 1995. Since the Company qualified for taxation as a REIT, the Company generally is not subject to federal income tax to the extent it distributes 95% of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)



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

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates fair value. Included in cash and cash equivalents is $65,478 held by the Company's affiliated property manager which is unrestricted and held in the Company's name.

Deferred organization costs are amortized over a 60-month period.

Offering costs were offset against the Stockholders' equity accounts once the Shares sold exceeded the Minimum Offering and Gross Offering Proceeds were released from escrow. Offering costs consist principally of printing, selling and registration costs.

The investment properties are carried at the lower of aggregate cost or net realizable value. Periodically, the Company will review its real estate portfolio and if investment properties suffer an impairment in value which is deemed to be other than temporary, the investment in properties would be reduced to the net realizable value of the properties. As of June 30, 1996, there have been no such impairments. Depreciation expense is computed using the straight-line method. Buildings and improvements are based upon estimated useful lives of 30 years. Tenant improvements will be depreciated over the related lease period.

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable.

The Company believes that the interest rate associated with the mortgages payable approximates the market interest rates for these types of debt instruments, and as such, the carrying amount of the mortgages payable approximates their fair value.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)


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


(2) Transactions with Affiliates

As of June 30, 1996, the Company had incurred $6,137,310 of organization and offering costs. Pursuant to the terms of the Offering, the Advisor is required to pay organization and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the gross proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including such selling expenses) which together exceed 15% of Gross Offering Proceeds. As of June 30, 1996, organizational and offering costs did not exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the Offering, however, any excess amounts will be reimbursed by the Advisor.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the Offering and to the administration of the Company. In addition, an Affiliate of the Advisor serves as dealer manager of the Offering and is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance fee from the Company in connection with the Offering. Such amounts incurred were $4,001,435 and $1,719,406 as of June 30, 1996 and December 31, 1995, respectively, of which $331,035 and $102,084 were unpaid as of June 30, 1996 and December 31, 1995, respectively. Other costs to Affiliates incurred relating to the Offering were $552,958 and $409,858 as of June 30, 1996 and December 31, 1995, respectively, of which $26,171 and $120,269 were unpaid as of June 30, 1996 and December 31, 1995, respectively.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)


The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the administration of the Company. Such costs are included in professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed of which $35,733 remained unpaid at June 30, 1996.

As of June 30, 1996, the Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

During 1994, the Advisor advanced $193,300 to the Company for costs incurred with the Offering. These advances were repaid with a market rate of interest to the Advisor in January 1995 with interest ranging from 7.75% to 9.50%. The principal of $193,300 and interest totaling $3,162 were paid from Gross Offering Proceeds.

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus Other Operating Expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for that calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return. As of June 30, 1996, the Company has incurred $125,532 of such fees, all of which remains unpaid at June 30, 1996. (Defined terms in this paragraph have the same definitions from the prospectus dated May 7, 1996.)

An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. The Company incurred and paid property management fees of $72,096 and $12,454 for the six months ended June 30, 1996 and 1995, respectively.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)



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

In addition to sales commissions, certain Soliciting Dealers may receive one Soliciting Dealer Warrant for each 40 Shares sold by such Soliciting Dealer during the Offering. The holder of a Soliciting Dealer Warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing with the first date upon which the Soliciting Dealer Warrants are issued and ending upon the first to occur of: (i) October 14, 1999; or (ii) the closing date of an offering of the Shares by the Company. Notwithstanding the foregoing, no Soliciting Dealer Warrant will be exercisable until one year from the date of issuance.

On the behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                        Notes to Financial Statements
                                 (continued)

                                June 30, 1996
                                 (unaudited)

(4) Investment Properties

                                                                               Gross amount at which carried
                                            Initial Cost (A)                          at end of period
                                        -----------------------              -------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
                             ------     ------   -------------- -----------  ------------  ------------      -----
Single-user Retail
  Walgreens/Decatur
    Decatur, IL.............  01/95  $    78,330    1,130,723         -           78,330     1,130,723     1,209,053

Neighborhood Retail Centers
  Eagle Crest Shopping Center
    Naperville, IL..........  03/95    1,878,618    2,938,352         -        1,878,618     2,938,352     4,816,970

  Montgomery-Goodyear
    Montgomery, IL..........  09/95      315,000      834,659       (9,662)      315,000      824,997      1,139,997

  Hartford/Naperville Plaza
    Naperville, IL..........  09/95      990,000    3,427,961       13,832       990,000     3,441,793     4,431,793

  Nantucket Square
    Schaumburg, IL..........  09/95    1,908,000    2,354,583      (30,401)    1,908,000     2,324,182     4,232,182

  Antioch Plaza
    Antioch, IL.............  12/95      268,000    1,488,122      (75,568)      268,000     1,412,554     1,680,554

  Mundelein Plaza
    Mundelein, IL...........  03/96    1,803,000    3,857,560       (6,279)    1,803,000     3,851,281     5,654,281

  Regency Point
    Lockport, IL............  04/96    1,000,000    4,720,800      (10,186)    1,000,000     4,710,614     5,710,614

  Prospect Heights
    Prospect Heights, IL....  06/96      494,300    1,683,005       (2,708)      494,300     1,680,297     2,174,597

  Montgomery-Sears
    Montgomery, IL..........  06/96      768,000    2,666,345       (5,417)      768,000     2,660,928     3,428,928
                                     -----------   ----------     --------     ---------    ----------    ----------
                                     $ 9,503,248   25,102,110     (126,389)    9,503,248    24,975,721    34,478,969
                                     ===========   ==========     ========     =========    ==========    ==========



(A) The initial cost to the Company, represents the original purchase price of the property, including amounts incurred subsequent to acquisition, which were contemplated at the time the property was acquired.

(B) Adjustments to basis includes additions to investment properties and payments received under master lease agreements. As part of several purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. Generally accepted accounting principles require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. As of June 30, 1996, the cumulative amount of such payments was $242,349. (Note 5)

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)

(5) Operating Leases

Master Lease Agreements

As part of the purchases of several of the properties, the Company will receive rent under master lease agreements on some of the spaces currently vacant for periods ranging from one to two years or until the spaces are leased and tenants begin paying rent. Generally Accepted Accounting Principles require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income.

                                                              Master lease
                                    Square Feet                 payments
                                     Covered by               received for
                          Master    Master lease               six months
                          lease        as of       Rate per      ended
       Property           Expires   June 30,1996 Square foot  June 30,1996
   ----------------      ---------  ------------ -----------  ------------

Montgomery-Goodyear        09/96        3,010    $   4.03 (A) $    6,060
Hartford/Naperville        09/96        2,200       15.00         37,364
Nantucket Square           09/96        4,500(B)    15.00         52,643
Antioch Plaza              06/97       11,810       12.00         73,851
Mundelein Plaza            12/97        1,686       14.90          6,279
Regency Point              04/97        3,115                     10,186
Prospect Heights           08/96        6,250       12.00          2,708
Montgomery-Sears           06/98        3,600       12.00
                                        1,500       10.20          5,417
                                                              ----------
                                                              $  194,508
                                                              ==========


  (A) The seller has master leased this space for $12.00 per square foot, which was the rental rate required under the prior lease. Rent collected from the current tenant is credited against the master lease.

  (B) The Company also received a credit at closing for rent abatement agreements under current leases.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)


Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include $41,051 and $2,959 for the six months ended June 30, 1996 and 1995, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $53,464 and $12,413 in related accounts receivable as of June 30, 1996 and December 31, 1995, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.


(6) Mortgage Payable and Note Payable to Affiliates

Mortgages payable and note payable to Affiliates consist of the following at June 30, 1996 and December 31, 1995:

                                                         1996          1995
                                                         ----          ----
7.655% first mortgage secured by Walgreens,
  Decatur, Illinois, monthly principal and
  interest payments of $5,689, with the
  remaining balance due May 2004..................  $  745,242        750,727

First mortgage secured by Regency Point with a
  floating interest rate of 180 basis points over
  the 30-day LIBOR rate, which rate adjusts
  monthly, amortizing over 25 years with remaining
  balance due August 2000.........................   4,460,344            -
                                                    ----------        -------
Mortgages payable.................................  $5,205,586        750,727
                                                    ==========        =======
9.5% promissory note payable to Inland
  Real Estate Investment Corporation, paid
  in full on January 9, 1996................               -          360,000

Note payable to Affiliates..................        $      -          360,000
                                                    ==========        =======


                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)


(7) Subsequent Events

During  July  1996,  the  Company   paid   distributions  of  $269,137  to  the
Stockholders of record at June 30, 1996 on a weighted average basis for the month.

On July 1, 1996, the Company acquired a single-user retail property in Wheaton, Illinois (the "Zany Brainy store") from an unaffiliated third party for a purchase price of $2,455,000 on an all cash basis. Zany Brainy sells children's books, computer software, toys and related items.

As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares thereby completing the Offering. On July 24, 1996, the Company commenced a follow-on Offering of 10,000,000 shares plus an additional 1,000,000 shares available for distribution through the DRP. As of August 1, 1996, the Company has accepted subscriptions for 17,400 shares in the follow-on Offering.

On August 2, 1996, the Company acquired Salem Square Shopping Center ("Salem Square") from an unaffiliated third party for a purchase price of $6,173,850 on an all cash basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of December 31, 1994, subscriptions for a total of 189,938.145 Shares had been received resulting in $1,899,381 in gross offering proceeds, which includes $200,000 received from the Advisor for 20,000 Shares. Subscriber funds were held in an interest-bearing escrow account with the Company's unaffiliated escrow agent until January 3, 1995 when the subscriptions were accepted and Shares issued by the Company. As of June 30, 1996, subscriptions for a total of 4,382,954 Shares have been received, resulting in $43,791,029 in Gross Offering Proceeds, as defined below. As of June 30, 1996, the Company has repurchased 6,318 Shares from Stockholders for an aggregate price of $57,179 through the Shares Repurchase Program.

The Company's capital needs and resources are expected to undergo changes during its first two years of operations as a result of the completion of the initial public offering of Shares and the acquisition of properties. Operating cash flow is expected to increase as these additional properties are added to the portfolio. Distributions to Stockholders are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, capital expenditures, and the annual distribution required to maintain REIT status under the Code.

As of June 30, 1996, the Company had acquired ten properties utilizing approximately $29,570,000 of Gross Offering Proceeds and had cash and cash equivalents of $9,190,952. The Company intends to use these remaining funds to purchase additional properties, to pay distributions and to pay offering costs. To the extent that these sources are insufficient to meet the Company's short and long-term liquidity requirements the Company may rely on financing of one or more of the properties.

The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution of 8% per annum on weighted average shares. For the six months ended June 30, 1996, cash provided by operations amounted to $1,634,808. Distributions declared for the period were $1,189,551, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end.

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

The Company provides the following programs to facilitate investment in the Shares and to provide limited liquidity for Stockholders until such time as a market for the Shares develops:

The Distribution Reinvestment Program allows Stockholders who purchase Shares pursuant to the Offering to automatically reinvest distributions by purchasing additional Shares from the Company. Such purchases will not be subject to selling commissions or the Marketing Contribution and Due Diligence Expense Allowance Fee and will be sold at a price of $9.05 per Share. As of June 30, 1996, the Company had received $607,752 through the DRP and had repurchased 6,318 Shares from Stockholders for an aggregate price of $57,179, pursuant to the terms of the Share Repurchase Program. The remaining $550,573 is available to the Company for investment in additional properties, maintenance of existing properties or the repurchase of additional Shares pursuant to the terms of the Share Repurchase Program.

The Share Repurchase Program will, subject to certain restrictions, provide existing Stockholders with limited, interim liquidity by enabling them to sell Shares back to the Company at a price of $9.05 per Share. Shares purchased by the Company will not be available for resale. As of June 30, 1996, the Company has repurchased 6,318 Shares.

Results of Operations

As of June 30, 1996, subscriptions for a total of 4,382,954 Shares were received from the public resulting in $43,791,029 in Gross Offering Proceeds, which includes the Advisor's capital contribution of $200,000. As of June 30, 1996, the Company has repurchased 6,318 Shares from Stockholders for an aggregate price of $57,179 through the Share Repurchase Program.

Funds from operations ("FFO") means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and other non-cash items. FFO and funds available for distribution for the six months ended June 30, 1996 and 1995 are calculated as follows:

                                                       1996           1995
                                                       ----           ----

     Net income................................... $   734,567       140,998
     Depreciation.................................     277,500        48,353
                                                   -----------       -------
       Funds from operations(1)...................   1,012,067       189,351

     Deferred rent receivable (2).................     (41,051)       (2,959)
     Rental income received under
      Master lease agreements (3).................     194,508          -
                                                   -----------       -------
     Funds available for distribution............. $ 1,165,524       186,392
                                                   ===========       =======


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

  (3) As part of the purchase of some of the properties, the Company will receive rent under master lease agreements on some of the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. Generally accepted accounting principles require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. For the six months ended June 30, 1996, the Company has recorded $194,508 of such payments.

The increases in rental income, additional rental income, property operating expenses to Affiliates and non-affiliates and depreciation for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is due to the acquisition of properties during 1995 and 1996. Operations are expected to increase as additional properties are added to the portfolio.

The decrease in mortgage interest expense to Affiliates and non-affiliates for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is due to the payoff of the acquisition financing. The Company continues to have a mortgage in principal amount of $745,242 which bears interest at 7.655% collateralized by the Walgreens, Decatur property payable to an Affiliate.

During 1994, the Advisor advanced $193,300 to the Company for costs incurred with the Offering. These advances were repaid with a market rate of interest to the Advisor in January 1995 with interest ranging from 7.75% to 9.50%.

Interest income is the result of Offering Proceeds being invested in short-term investments until a property is purchased.

The increases in professional services to Affiliates and non-affiliates and general and administrative expenses to Affiliates and non-affiliates for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is due to the Company entering the operational stage.

The following is a list of approximate physical occupancy levels for the Company's investment properties as of the end of each quarter during 1995 and 1996. N/A indicates the property was not owned by the Company at the end of the quarter.

                                    1995                        1996
                           -----------------------     -----------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Walgreens                   100%  100%  100%  100%      100%  100%
  Decatur, Illinois

Eagle Crest                 100%  100%  100%  100%      100%  100%
  Naperville, Illinois

Montgomery-Goodyear         N/A   N/A   100%  100%      100%  100%
  Montgomery, Illinois

Hartford/Naperville Plaza   N/A   N/A    48%   90%       95%   95%
  Naperville, Illinois

Nantucket Square            N/A   N/A    92%   81%       81%   81%
  Schaumburg, Illinois

Antioch Plaza               N/A   N/A   N/A    33%       49%   49%
  Antioch, Illinois

Mundelein Plaza             N/A   N/A   N/A   N/A       N/A   100%
  Mundelein, IL

Regency Point               N/A   N/A   N/A   N/A       N/A    97%
  Lockport, IL

Prospect Heights            N/A   N/A   N/A   N/A       N/A    78%
  Prospect Heights, IL

Montgomery-Sears            N/A   N/A   N/A   N/A       N/A   100%
  Montgomery, IL



Subsequent Events

On July 1, 1996, the Company acquired a single-user retail property in Wheaton, Illinois (the "Zany Brainy store") from an unaffiliated third party for a purchase price of $2,455,000 on an all cash basis. Zany Brainy sells children's books, computer software, toys and related items.

On August 2, 1996, the Company acquired Salem Square Shopping Center ("Salem Square") from an unaffiliated third party for a purchase price of $6,173,850 on an all cash basis.

On the behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares thereby completing the Offering. On July 24, 1996, the Company commenced a follow-on Offering of 10,000,000 shares plus an additional 1,000,000 shares available for distribution through the DRP. As of August 1, 1996, the Company has accepted subscriptions for 17,400 shares in the follow-on Offering.





                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:  Required   by   the   Securities   and  Exchange  Commission
         Regulations S-K.  Item 601.    The following documents are incorporated
         by reference:

         Registration Statement on Form S-11 and related exhibits, as amended, File No. 33-79012, filed under the Securities Act of 1933.

    (b)  Report on Form 8-K dated June 3, 1996
         Item 5.  Other Events
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated June 17, 1996
         Item 2.  Acquisition or Disposition of Assets

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND REAL ESTATE CORPORATION

                                  /s/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chief Executive Officer
                            Date: August 12, 1996


                                  /s/ CYNTHIA M. HASSETT

                            By:   Cynthia M. Hassett
                                  Chief Financial and Accounting Officer
                            Date: August 12, 1996