Form 10-Q
period 1996-09-30
INLAND MONTHLY INCOME FUND III INC
filed 1996-11-14
CIK 923284

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      6,890,909 shares of common stock outstanding at November 12, 1996.

                         Part 1 - Financial Statements


Item 1.  Financial Statements


                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets

                   September 30, 1996 and December 31, 1995
                                  (unaudited)


                                    Assets
                                    ------

                                                       1996          1995
                                                       ----          ----
Investment properties (Notes 1, 4 and 5):
  Land............................................ $14,695,748     5,437,948
  Building and improvements.......................  36,782,378    12,074,484
                                                   ------------  ------------
                                                    51,478,126    17,512,432
  Less accumulated depreciation...................     731,877       169,894
                                                   ------------  ------------
  Net investment properties.......................  50,746,249    17,342,538

Cash and cash equivalents including amounts
  held by property manager (Note 1)...............  19,250,977       738,931
Restricted funds..................................        -          150,000
Accounts and rents receivable (Note 5)............   1,087,810       333,823
Deposits and other assets.........................     236,854       158,123
Deferred organization costs (net of accumulated
  amortization of $4,119 at September 30, 1996)
  (Note 1)........................................      23,343        27,462
Loan fees.........................................     186,828          -
                                                   ------------  ------------
    Total assets.................................. $71,532,061    18,750,877
                                                   ============  ============














                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets
                                  (continued)

                   September 30, 1996 and December 31, 1995
                                  (unaudited)



                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                       1996          1995
                                                       ----          ----
Liabilities:
  Accounts payable................................ $   105,062         6,875
  Accrued offering costs to Affiliates............     646,121       222,353
  Accrued offering costs to non-affiliates........      89,235         6,444
  Accrued interest payable to Affiliates..........        -            5,242
  Accrued real estate taxes.......................     981,687       374,180
  Distributions payable (Note 7)..................     372,337       129,532
  Security deposits...............................     112,374        54,483
  Note payable to Affiliate (Note 6)..............        -          360,000
  Mortgages payable (Note 6)......................  18,003,626       750,727
  Unearned income.................................      62,650        39,846
  Other liabilities...............................      28,852       178,852
  Due to Affiliates (Note 2)......................     244,040         7,277
                                                   ------------  ------------
    Total liabilities.............................  20,645,984     2,135,811
                                                   ------------  ------------

Stockholders' Equity (Notes 1 and 2):
  Common stock, $.01 par value, 24,000,000 Shares
    authorized; 6,038,144 and 6,031,826 issued
    and outstanding at September 30, 1996, and
    2,003,073 and 2,000,073 Shares issued and
    outstanding at December 31, 1995,
    respectively..................................      59,824        19,996
  Additional paid-in capital (net of offering
    costs of $8,197,358 at September 30, 1996, of
    which $6,282,497 was paid to Affiliates)......  51,965,431    16,835,183
  Accumulated distributions in excess of
    net income....................................  (1,139,178)     (240,113)
                                                   ------------  ------------
    Total stockholders' equity....................  50,886,077    16,615,066
                                                   ------------  ------------
Total liabilities and stockholders' equity........ $71,532,061    18,750,877
                                                   ============  ============







                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Statements of Operations

        For the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)

                                        Three months          Nine months
                                           ended                 ended
                                        September 30,        September 30,
                                        -------------        -------------
                                        1996      1995       1996       1995
                                        ----      ----       ----       ----
Income:
  Rental income (Notes 1 and 5).... $1,258,317    216,155  2,578,953   469,568
  Additional rental income.........    396,095    222,234    785,719   260,193
  Interest income..................     87,474     42,167    212,063    73,747
  Other income.....................     12,064       -        64,870      -
                                    ---------- ---------- ---------- ----------
                                     1,753,950    480,556  3,641,605   803,508
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................      5,780       -        16,434      -
  Professional services to
    non-affiliates.................      4,723       -        40,951     1,615
  General and administrative
    expenses to Affiliates.........     (9,319)      -        42,116      -
  General and administrative
    expenses to non-affiliates.....     15,424        263     21,418     1,084
  Advisor asset management fee.....    116,809       -       242,341      -
  Property operating expenses
    to Affiliates..................     67,501      9,463    139,597    21,917
  Property operating expenses
    to non-affiliates..............    560,438    243,067  1,007,064   297,946
  Mortgage interest to Affiliates..     20,670     36,815     49,993    82,992
  Mortgage interest to
    non-affiliates.................     82,335       -       160,139    17,340
  Depreciation.....................    284,483     33,909    561,983    82,262
  Amortization.....................      1,373       -         4,119      -
  Acquisition costs expensed.......      5,361       -        22,511       315
                                    ---------- ---------- ---------- ----------
                                     1,155,578    323,517  2,308,666   505,471
                                    ---------- ---------- ---------- ----------
    Net income..................... $  598,372    157,039  1,332,939   298,037
                                    ========== ========== ========== ==========

Net income per weighted average
  common stock shares outstanding
  (5,166,900 and 1,065,503 for the
  three months ended September 30,
  1996 and 1995, respectively and
  3,688,310 and 707,779 for the
  nine months ended September 30,
  1996 and 1995, respectively)..... $      .11        .15        .36       .42
                                    ========== ========== ========== ==========

                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                      Statements of Stockholders' Equity

                   September 30, 1996 and December 31, 1995
                                  (unaudited)

                                                     Accumulated
                                          Additional Distributions
                               Common       Paid-in  in excess of
                                Stock      Capital    net income   Total
                             ----------- ----------- ----------- ------------

Balance January 1, 1995..... $      200     199,800        -         200,000

Net income..................       -           -        496,514      496,514

Distributions declared
  ($.78 per weighted average
  common stock shares
  outstanding)..............       -           -       (736,627)    (736,627)

Proceeds from Offering (net
  of Offering costs of
  $3,121,175)..............      19,826  16,662,162        -      16,681,988

Repurchases of Shares.......        (30)    (26,779)       -         (26,809)
                             ----------- ----------- ----------- ------------
Balance December 31, 1995...     19,996  16,835,183    (240,113)  16,615,066

Net income..................       -           -      1,332,939    1,332,939

Distributions declared
  ($.60 per weighted average
  common stock shares
  outstanding)..............       -           -     (2,232,004)  (2,232,004)

Proceeds from Offering (net
  of Offering costs of
  $5,076,183)...............     39,861  35,166,172        -      35,206,033

Repurchases of Shares.......        (33)    (35,924)       -         (35,957)
                             ----------- ----------- ----------- ------------
Balance September 30, 1996.. $   59,824  51,965,431  (1,139,178)  50,886,077
                             =========== =========== =========== ============








                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                            Statement of Cash Flows

             For the nine months ended September 30, 1996 and 1995
                                  (unaudited)



                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities:
  Net income...................................... $ 1,332,939        298,037
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation..................................     561,983         82,262
    Amortization..................................       4,119           -
    Deferred rent receivable......................     (63,007)        (3,656)
    Rental income under master lease..............     305,054         66,990
    Changes in assets and liabilities:
      Accounts and rents receivable...............    (690,980)      (232,992)
      Other assets................................     (78,731)      (198,848)
      Accounts payable............................      98,187         69,942
      Accrued interest payable....................      (5,242)        27,186
      Accrued real estate taxes...................     607,507        368,202
      Security deposits...........................      57,891         49,983
      Unearned income.............................      22,804           -
      Due to Affiliates...........................     236,763           -
                                                   ------------  -------------
Net cash provided by operating activities.........   2,389,287        527,106
                                                   ------------  -------------
Cash flows from investing activities:
  Additions to investment properties..............    (168,035)          -
  Purchase of investment properties............... (26,729,537)    (5,286,038)
                                                   ------------  -------------
Net cash used in investing activities............. (26,897,572)    (5,286,038)
                                                   ------------  -------------
Cash flows from financing activities:
  Repayment of loan from Advisor..................        -          (193,300)
  Proceeds from offering..........................  40,246,259     13,012,136
  Payments of offering costs......................  (4,569,624)    (1,762,295)
  Loan proceeds...................................  12,820,000           -
  Loan fees.......................................    (186,828)          -
  Distributions paid..............................  (1,989,199)      (188,958)
  Repayment of note from Affiliate................    (360,000)          -
  Principal payments of debt......................  (2,940,277)    (5,454,211)
                                                   ------------  -------------
Net cash provided by financing activities.........  43,020,331      5,413,372
                                                   ------------  -------------
Net increase in cash and cash equivalents.........  18,512,046        654,440

Cash and cash equivalents at beginning of period..     738,931         10,934
                                                   ------------  -------------
Cash and cash equivalents at end of period........ $19,250,977        665,374
                                                   ============  =============

                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                            Statement of Cash Flows
                                  (continued)

             For the nine months ended September 30, 1996 and 1995
                                  (unaudited)


Supplemental schedule of noncash investing and financing activities:

                                                       1996          1995
                                                       ----          ----
Purchase of investment property................... $(34,102,713)  (15,843,643)
Assumption of debt................................    4,473,176     4,595,178
Note payable......................................    2,900,000     5,962,427
                                                   ------------- -------------
                                                   $(26,729,537)   (5,286,038)
                                                   ============= =============


Distributions payable............................. $    372,337       214,852
                                                   ============= =============


Cash paid for interest............................ $    243,326       107,454
                                                   ============= =============



























                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements

                              September 30, 1996
                                  (unaudited)


Readers of this Quarterly Report should refer to the Company's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Company's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Real Estate Corporation (the "Company") was formed on May 12, 1994 to invest in neighborhood retail centers located within an approximate 150-mile radius of its headquarters in Oak Brook, Illinois. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. On October 14, 1994, the Company commenced an initial public offering (the "Offering") of 5,000,000 shares of common stock (the "Shares") at a price of $10 per Share and the issuance of 1,000,000 Shares at a price of $9.05 per Share for distribution pursuant to the Company's distribution reinvestment program (the "DRP"). Inland Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, is the advisor to the Company. Subscriber funds were held in an interest-bearing escrow account with the Company's unaffiliated escrow agent until January 3, 1995. Offering proceeds were released from escrow on January 3, 1995 when subscriptions were accepted and Shares issued by the Company. Subscribers received their pro rata share of interest income earned on their subscriptions while in escrow. As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, resulting in Gross Offering Proceeds of $50,000,000, thereby completing the initial Offering. On July 24, 1996, the Company commenced a follow-on Offering of 10,000,000 shares plus an additional 1,000,000 shares available for distribution through the DRP. As of September 30, 1996, the Company had received subscriptions for a total of 931,147 Shares of the follow-on Offering, resulting in $9,311,472 in Gross Offering Proceeds. In addition, the Company has received $968,320 in Gross Offering Proceeds from 106,997 Shares purchased through the DRP. As of September 30, 1996, the Company has repurchased 6,318 Shares from Stockholders for an aggregate price of $57,179 through the Shares Repurchase Program.

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

                              September 30, 1996
                                  (unaudited)



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

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates fair value. Included in cash and cash equivalents is $655,905 held by the Company's affiliated property manager which is unrestricted and held in the Company's name.

Deferred organization costs are amortized over a 60-month period.

Offering costs were offset against the Stockholders' equity accounts once the Shares sold exceeded the Minimum Offering and Gross Offering Proceeds were released from escrow. Offering costs consist principally of printing, selling and registration costs.

The investment properties are carried at the lower of aggregate cost or net realizable value. Periodically, the Company will review its real estate portfolio and if investment properties suffer an impairment in value which is deemed to be other than temporary, the investment in properties would be reduced to the net realizable value of the properties. As of September 30, 1996, there have been no such impairments. Depreciation expense is computed using the straight-line method. Buildings and improvements are based upon estimated useful lives of 30 years. Tenant improvements will be depreciated over the related lease period.

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

                              September 30, 1996
                                  (unaudited)


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


(2) Transactions with Affiliates

As of September 30, 1996, the Company had incurred $8,197,358 of organization and offering costs. Pursuant to the terms of the Offering, the Advisor is required to pay organization and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the gross proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including such selling expenses) which together exceed 15% of Gross Offering Proceeds. As of September 30, 1996, organizational and offering costs did not exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the Offering, however, any excess amounts will be reimbursed by the Advisor.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the Offering and to the administration of the Company. Such costs to Affiliates incurred relating to the Offering were $645,669 and $409,858 as of September 30, 1996 and December 31, 1995, respectively, of which $8,339 and $120,269 were unpaid as of September 30, 1996 and December 31, 1995, respectively. In addition, an Affiliate of the Advisor serves as dealer manager of the Offering and is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance fee from the Company in connection with the Offering. Such amounts incurred were $5,636,828 and $1,719,406 as of September 30, 1996 and December 31, 1995, respectively, of which $637,782 and $102,084 were unpaid as of September 30, 1996 and December 31, 1995, respectively. As of September 30, 1996, approximately $4,955,000 of these commissions has been reallowed to soliciting broker/dealers.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)


The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the administration of the Company. Such costs are included in professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed of which $1,699 remained unpaid at September 30, 1996.

As of September 30, 1996, the Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

During 1994, the Advisor advanced $193,300 to the Company for costs incurred with the Offering. These advances were repaid with a market rate of interest to the Advisor in January 1995 with interest ranging from 7.75% to 9.50%. The principal of $193,300 and interest totaling $3,162 were paid from Gross Offering Proceeds.

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus Other Operating Expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for that calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return. As of September 30, 1996, the Company has incurred $242,341 of such fees, all of which remains unpaid at September 30, 1996. (Defined terms in this paragraph have the same definitions from the prospectus dated July 24, 1996.)

An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. The Company incurred and paid property management fees of $139,597 and $21,917 for the nine months ended September 30, 1996 and 1995, respectively, all of which has been paid.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



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

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)

(4) Investment Properties
                                          Initial Cost (A)
                                                                   Net
                                                   Buildings   Adjustments
                              Date                    and           to
                               Acq       Land    improvements   Basis (B)
Single-user Retail
  Walgreens/Decatur
    Decatur, IL.............  01/95  $    78,330   1,130,723         -

  Zany Brainy
    Wheaton, IL.............  07/96      838,000   1,625,202         -

Neighborhood Retail Centers
  Eagle Crest Shopping Center
    Naperville, IL..........  03/95    1,878,618   2,938,352         -

  Montgomery-Goodyear
    Montgomery, IL..........  09/95      315,000     834,659      (12,692)

  Hartford/Naperville Plaza
    Naperville, IL..........  09/95      990,000   3,427,961       (7,847)

  Nantucket Square
    Schaumburg, IL..........  09/95    1,908,000   2,354,583      (47,276)

  Antioch Plaza
    Antioch, IL.............  12/95      268,000   1,488,122     (110,198)

  Mundelein Plaza
    Mundelein, IL...........  03/96    1,803,000   3,857,560      (17,682)

  Regency Point
    Lockport, IL............  04/96    1,000,000   4,720,800      (16,709)

  Prospect Heights
    Prospect Heights, IL....  06/96      494,300   1,683,755      (11,989)

  Montgomery-Sears
    Montgomery, IL..........  06/96      768,000   2,666,646      (10,817)
                                     ------------              ------------  --
---------
    Subtotal                         $10,341,248  26,728,363     (235,210)

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)

(4) Investment Properties      Gross amount at which carried
                                      at end of period

                                 Land       Buildings
                                  and          and
                             improvements improvements     Total
Single-user Retail
  Walgreens/Decatur
    Decatur, IL.............      78,330    1,130,723    1,209,053

  Zany Brainy
    Wheaton, IL.............     838,000    1,625,202    2,463,202

Neighborhood Retail Centers
  Eagle Crest Shopping Center
    Naperville, IL..........   1,878,618    2,938,352    4,816,970

  Montgomery-Goodyear
    Montgomery, IL..........     315,000     821,967     1,136,967

  Hartford/Naperville Plaza
    Naperville, IL..........     990,000    3,420,114    4,410,114

  Nantucket Square
    Schaumburg, IL..........   1,908,000    2,307,307    4,215,307

  Antioch Plaza
    Antioch, IL.............     268,000    1,377,924    1,645,924

  Mundelein Plaza
    Mundelein, IL...........   1,803,000    3,839,878    5,642,878

  Regency Point
    Lockport, IL............   1,000,000    4,704,091    5,704,091

  Prospect Heights
    Prospect Heights, IL....     494,300    1,671,766    2,166,066

  Montgomery-Sears
    Montgomery, IL..........     768,000    2,655,829    3,423,829
                             ------------ ------------ ------------
    Subtotal                  10,341,248   26,493,153   36,834,401

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)

(4) Investment Properties (continued)
                                          Initial Cost (A)
                                                                   Net
                                                   Buildings   Adjustments
                              Date                    and           to
                               Acq       Land    improvements   Basis (B)

  Subtotal                           $10,341,248  26,728,363     (235,210)

Neighborhood Retail Centers
  Salem Square
    Countryside, IL.........  08/96    1,735,000   4,446,874       (1,725)

  Hawthorn Village
    Vernon Hills, IL........  08/96    2,619,500   5,844,076         -
                                     ------------              ------------  --
---------
                                     $14,695,748  37,019,313     (236,935)
                                     ============              ============  ===
========

(4) Investment Properties (continued)
                               Gross amount at which carried
                                      at end of period

                                 Land       Buildings
                                  and          and
                             improvements improvements     Total

  Subtotal                    10,341,248   26,493,153   36,834,401

Neighborhood Retail Centers
  Salem Square
    Countryside, IL.........   1,735,000    4,445,149    6,180,149

  Hawthorn Village
    Vernon Hills, IL........   2,619,500    5,844,076    8,463,576
                             ------------ ------------ ------------
                              14,695,748   36,782,378   51,478,126
                             ============ ============ ============


(A) The initial cost to the Company, represents the original purchase price of the property, including amounts incurred subsequent to acquisition, which were contemplated at the time the property was acquired.

(B) Adjustments to basis includes  additions  to  investment  properties  and
    payments received under master lease  agreements.    As  part  of several
    purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. Generally accepted accounting principles require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. As of September 30, 1996, the cumulative amount of such payments was $438,070. (Note 5)

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)

(5) Operating Leases

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

                                                              Master Lease
                                    Square Feet                 Payments
                                     Covered by               Received for
                          Master    Master Lease               Nine Months
                          Lease        as of       Rate per      Ended
       Property           Expires   Sept 30,1996 Square Foot  Sept 30,1996

Montgomery-Goodyear        09/96        3,010    $   4.03 (A) $    9,090
Hartford/Naperville        09/96        2,200       15.00         59,043
Nantucket Square           09/96        4,500(B)    15.00         69,518
Antioch Plaza              06/97       11,810       12.00        108,481
Mundelein Plaza            12/97        1,686       14.90         17,682
Regency Point              04/97        3,115       14.00         16,709
Prospect Heights           08/96         -            -           11,989
Montgomery-Sears           06/98        3,600       12.00
                                        1,500       10.20         10,817
Salem Square               07/97        3,742        5.53          1,725
                                                              -----------
                                                              $  305,054
                                                              ===========


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

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)


Certain tenant leases contain provisions providing for stepped rent increases. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include $63,007 and $3,656 for the nine months ended September 30, 1996 and 1995, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $75,420 and $12,413 in related accounts receivable as of September 30, 1996 and December 31, 1995, respectively. These amounts will be collected over the terms of the related leases as scheduled rent payments are made.


(6) Mortgages Payable and Note Payable to Affiliates

Mortgages payable and note payable to Affiliates consist of the following at September 30, 1996 and December 31, 1995:

                                                        1996          1995
                                                        ----          ----
7.655% first mortgage secured by Walgreens,
  Decatur, Illinois, monthly principal and
  interest payments of $5,689, with the
  remaining balance due May 2004.................. $   741,467       750,727

First mortgage secured by Regency Point with a
  floating interest rate of 180 basis points over
  the 30-day LIBOR rate, which rate adjusts
  monthly, amortizing over 25 years with remaining
  balance due August 2000.........................   4,442,159          -

7.85% first mortgage secured by Eagle Crest,
  Naperville, IL, monthly interest only payments
  of $15,373, with the balance due October 2003...   2,350,000          -

7.85% first mortgage secured by Nantucket Square,
  Schaumburg, IL, monthly interest only payments
  of $14,392, with the balance due October 2003...   2,200,000          -

7.85% first mortgage secured by Antioch Plaza,
  Antioch, IL, monthly interest only payments
  of $5,724, with the balance due October 2003....     875,000          -

7.85% first mortgage secured by Mundelein Plaza,
  Mundelein, IL, monthly interest only payments
  of $18,382, with the balance due October 2003...   2,810,000          -

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)


                                                        1996           1995
                                                        ----           ----
7.85% first mortgage secured by Montgomery-Goodyear,
  Montgomery, IL, monthly interest only payments
  of $4,121, with the balance due October 2003.... $   630,000          -

7.85% first mortgage secured by Montgomery-Sears,
  Montgomery, IL, monthly interest only payments
  of $10,761, with the balance due August 2003....   1,645,000          -

7.85% first mortgage secured by Hartford/Naperville
  Plaza, Naperville, IL, monthly interest only
  payments of $15,111, with the balance due August
  2003............................................   2,310,000          -
                                                   ------------  ------------
Mortgages payable................................. $18,003,626       750,727
                                                   ============  ============

9.5% promissory note payable to Inland
  Real Estate Investment Corporation, paid
  in full on January 9, 1996...................... $      -          360,000
                                                   ------------  ------------
Note payable to Affiliate......................... $      -          360,000
                                                   ============  ============


(7) Subsequent Events

During October 1996, the Company paid distributions of $372,337 to the Stockholders of record at September 30, 1996 on a weighted average basis for the month.

On October 18, 1996, the Company acquired the Six Corners Plaza Shopping Center from an unaffiliated third party for a purchase price of $6,000,000 on an all cash basis.

On November 13, 1996, the Company acquired the Spring Hill Fashion Corner from an unaffiliated third party for a purchase price of approximately $9,200,000 on an all cash basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, limitations on the area in which the Company may acquire properties; risks associated with borrowings secured by the Company's properties; competition for tenants and customers; federal, state or local regulations; adverse changes in general economic or local conditions; competition for property acquisitions with third parties that have greater financial resources than the Company; inability of lessees to meet financial obligations; uninsured losses; risks of failing to qualify as a REIT; and potential conflicts of interest between the Company and its affiliates including the Advisor.

As of December 31, 1994, subscriptions for a total of 189,938.145 Shares had been received resulting in $1,899,381 in gross offering proceeds, which includes $200,000 received from the Advisor for 20,000 Shares. Subscriber funds were held in an interest-bearing escrow account with the Company's unaffiliated escrow agent until January 3, 1995 when the subscriptions were accepted and Shares issued by the Company. As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, resulting in Gross Offering Proceeds of $50,000,000, thereby completing the initial Offering. On July 24, 1996, the Company commenced a follow-on Offering of 10,000,000 shares plus an additional 1,000,000 shares available for distribution through the DRP. As of September 30, 1996, the Company had received subscriptions for a total of 931,147 Shares of the follow-on Offering, resulting in $9,311,472 in Gross
Offering Proceeds. In addition, the Company has received $968,320 in Gross Offering Proceeds from 106,997 Shares purchased through the DRP. As of September 30, 1996, the Company has repurchased 6,318 Shares from Stockholders for an aggregate price of $57,179 through the Shares Repurchase Program.

The Company's capital needs and resources are expected to undergo changes as a result of the completion of the initial public offering of Shares, the commencement of the follow-on Offering and the acquisition of properties. Operating cash flow is expected to increase as these additional properties are added to the portfolio. Distributions to Stockholders are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, capital expenditures, and the annual distribution required to maintain REIT status under the Code.

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

As of September 30, 1996, the Company had acquired thirteen properties utilizing approximately $33,100,000 of cash and cash equivalents. Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents at September 30, 1996 and December 31, 1995 were $19,250,977 and $738,931, respectively. This increase was due to the additional sales proceeds raised and $12,820,000 in loan proceeds from financing the properties. Partially offsetting the increase in cash and cash equivalents was the purchase of seven additional properties in 1996 and the payment of Offering costs.

The Company intends to use cash and cash equivalents to purchase additional properties, to pay distributions and to pay offering costs. To the extent that these sources are insufficient to meet the Company's short and long-term liquidity requirements the Company may rely on financing of one or more of the properties.

The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution of 8% per annum on weighted average shares. Commencing with the fourth quarter of 1996, the Company intends to pay monthly distributions of 8.3% per annum on weighted average shares. Distributions declared for the nine months ended September 30, 1996 were $2,232,004, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end.

Cash Flows From Operating Activities

Net cash provided by operating activities increased by approximately $1,862,181 for the nine months ended September 30, 1996 to $2,389,287 from $527,106 for the same period in 1995. This increase is due primarily to an increase in net income for the nine months ended September 30, 1996, as compared to the net income for the nine months ended September 30, 1995. This increase in net income is due to the purchase of additional properties. As of September 30, 1996, the Company had acquired thirteen properties, as compared to five properties as of September 30, 1995. This increase is also due to $305,054 of rental income received under master lease agreements for the nine months ended September 30, 1996, as compared to no rental income received under master lease agreements for the nine months ended September 30, 1995.

Cash Flows From Investing Activities

During the nine months ended September 30, 1996, the Company utilized $26,729,537 in investing activities for the purchase of seven properties, as compared to the $5,286,038 utilized in the nine months ended September 30, 1995 for the purchase of five properties.

Cash Flows From Financing Activities

For the nine months ended September 30, 1996, the Company generated $43,020,331 of cash flows from financing activities as compared to $5,413,372 of cash flows generated from financing activities for the nine months ended September 30, 1995. This increase is due primarily to the increase in proceeds raised from the Offering of $40,246,259 for the nine months ended September 30, 1996, as compared to $13,012,136 of Offering proceeds raised for the nine months ended September 30, 1995. This increase is partially offset by an increase in the cash used for the payment of Offering costs for the nine months ended September 30, 1996. The increase is also partially offset by an increase in the amount of distributions paid for the nine months ended September 30, 1996 of $1,989,199 as compared to the distributions paid for the nine months ended September 30, 1995 of $188,958. In the third quarter of 1996, the Company placed financing on seven of the Company's properties and received $12,633,172 in loan proceeds, net of loan costs.

The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the Gross Offering Proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including such selling expenses) which together exceed 15% of the Gross Offering Proceeds. As of September 30, 1996, organizational and offering costs did not exceed this limitation.

The Company provides the following programs to facilitate investment in the Shares and to provide limited liquidity for Stockholders until such time as a market for the Shares develops:

The Distribution Reinvestment Program allows Stockholders who purchase Shares pursuant to the Offering to automatically reinvest distributions by purchasing additional Shares from the Company. Such purchases will not be subject to selling commissions or the Marketing Contribution and Due Diligence Expense Allowance Fee and will be sold at a price of $9.05 per Share. As of September 30, 1996, the Company had received $968,320 through the DRP and had repurchased 6,318 Shares from Stockholders for an aggregate price of $57,179, pursuant to the terms of the Share Repurchase Program. The remaining $911,141 is available to the Company for investment in additional properties, maintenance of existing properties or the repurchase of additional Shares pursuant to the terms of the Share Repurchase Program.

The Share Repurchase Program will, subject to certain restrictions, provide existing Stockholders with limited, interim liquidity by enabling them to sell Shares back to the Company at a price of $9.05 per Share. Shares purchased by the Company will not be available for resale. As of September 30, 1996, the Company has repurchased 6,318 Shares.

Results of Operations

As of September 30, 1996, subscriptions for a total of 6,038,144 Shares were received from the public resulting in $60,279,792 in Gross Offering Proceeds, which includes the Advisor's capital contribution of $200,000. As of September 30, 1996, the Company has repurchased 6,318 Shares from Stockholders for an aggregate price of $57,179 through the Share Repurchase Program.

Funds from operations ("FFO") means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and other non-cash items. FFO and funds available for distribution for the nine months ended September 30, 1996 and 1995 are calculated as follows:

                                                       1996          1995
                                                       ----          ----
     Net income................................... $ 1,332,939       157,039
     Depreciation.................................     561,983        33,909
                                                   ------------  ------------
       Funds from operations(1)...................   1,894,922       190,948

     Deferred rent receivable (2).................     (63,007)       (3,656)
     Rental income received under
      Master lease agreements (3).................     305,054          -
                                                   ------------  ------------
     Funds available for distribution............. $ 2,136,969       187,292
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

  (3) As part of the purchase of some of the properties, the Company will receive rent under master lease agreements on some of the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. Generally accepted accounting principles require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. For the nine months ended September 30, 1996, the Company has recorded $305,054 of such payments. Reference is made to Note (5) of the Notes to Financial Statements of the Company.

Total income for the three and nine months ended September 30, 1996 and 1995 was $3,706,605 and $803,508, respectively. This increase was due to the purchase of additional properties. As of September 30, 1996, the Company had acquired thirteen properties, as compared to five properties as of September 30, 1995. The purchase of additional properties also resulted in increases in property operating expenses to Affiliates and non-affiliates and depreciation expense.

The decrease in mortgage interest expense to Affiliates for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, is due to the payoff of the acquisition financing. The Company continues to have a mortgage in the principal amount of $741,467, which bears interest at 7.655%, collateralized by the Walgreens, Decatur property payable to an Affiliate.

The increase in mortgage interest to non-affiliates for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, is due to the mortgage which was assumed as part of the purchase of Regency Point. During the third quarter of 1996, the Company obtained $12,820,000 of financing from an unaffiliated lender, on seven properties previously acquired.

For the nine months ended September 30, 1995, the Company had not paid an annual distribution equal to or greater than the 8% Current Return, and accordingly, no advisor asset management fee was accrued. For the nine months ended September 30, 1996, the Company has paid an annual distribution equal to the 8% Current Return and therefore has accrued the advisor asset management fee.

During 1994, the Advisor advanced $193,300 to the Company for costs incurred with the Offering. These advances were repaid with a market rate of interest to the Advisor in January 1995 with interest ranging from 7.75% to 9.50%.

Interest income is the result of cash and cash equivalents being invested in short-term investments until a property is purchased.

The increases in professional services to Affiliates and non-affiliates and general and administrative expenses to Affiliates and non-affiliates for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, is due to the Company entering the operational stage.

The following is a list of approximate physical occupancy levels for the Company's investment properties as of the end of each quarter during 1995 and 1996. N/A indicates the property was not owned by the Company at the end of the quarter.

                                    1995                        1996
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
Walgreens                   100%  100%  100%  100%      100%  100%  100%
  Decatur, Illinois

Eagle Crest                 100%  100%  100%  100%      100%  100%  100%
  Naperville, Illinois

Montgomery-Goodyear         N/A   N/A   100%  100%      100%  100%  100%
  Montgomery, Illinois

Hartford/Naperville Plaza   N/A   N/A    48%   90%      100%  100%  100%
  Naperville, Illinois

Nantucket Square            N/A   N/A    92%   81%       81%   81%   94% *
  Schaumburg, Illinois

Antioch Plaza               N/A   N/A   N/A    33%       49%   49%   49% *
  Antioch, Illinois

Mundelein Plaza             N/A   N/A   N/A   N/A       N/A   100%  100%
  Mundelein, IL

Regency Point               N/A   N/A   N/A   N/A       N/A    97%   97%
  Lockport, IL

Prospect Heights            N/A   N/A   N/A   N/A       N/A    78%  100%
  Prospect Heights, IL

Montgomery-Sears            N/A   N/A   N/A   N/A       N/A    85%   85% *
  Montgomery, IL

Zany Brainy                 N/A   N/A   N/A   N/A       N/A   N/A   100%
  Wheaton, IL

Salem Square                N/A   N/A   N/A   N/A       N/A   N/A    97% *
  Countryside, IL

Hawthorn Village            N/A   N/A   N/A   N/A       N/A   N/A    99%
  Vernon Hills, IL

  * As part of the purchase of these properties the Company receives rent under master lease agreements on the space which was vacant at the time of the purchase, resulting in 100% economical occupancy at September 30, 1996 for Nantucket Square and Antioch Plaza and 98% economic occupancy for Salem Square. See footnote (5) to the Company's financial statement.

As of September 30, 1996 two leases totaling 3,447 square feet were executed at Antioch Plaza. Tenants are expected to begin occupancy in the fourth quarter 1996.

Subsequent Events

On October 18,1996, the Company acquired the Six Corners Plaza Shopping Center from an unaffiliated third party for a purchase price of $6,000,000 on an all cash basis.

On November 13, 1996, the Company acquired the Spring Hill Fashion Corner from an unaffiliated third party for a purchase price of approximately $9,200,000 on an all cash basis.

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

    (b)  Report on Form 8-K dated August 2, 1996
         Item 2.  Acquisition or Disposition of Assets
         Item 5.  Other Events
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated August 15, 1996
         Item 2.  Acquisition or Disposition of Assets
         Item 5.  Other Events
         Item 7.  Financial Statements and Exhibits

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND REAL ESTATE CORPORATION

                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chief Executive Officer
                            Date: November 13, 1996


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Chief Financial and Accounting Officer
                            Date: November 13, 1996