Form 10-K405
period 1996-12-31
INLAND MONTHLY INCOME FUND III INC
filed 1997-03-28
CIK 923284

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                           Commission File #33-79012

                        Inland Real Estate Corporation
            (Exact name of registrant as specified in its charter)

       Maryland                                  36-3953261
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)            Identification Number)

2901 Butterfield Road, Oak Brook, Illinois      60521
 (Address of principal executive office)       (Zip Code)

Registrant's telephone number, including area code:  630-218-8000

          Securities registered pursuant to Section 12(g) of the Act:

Title of each class:          Name of each exchange on which registered:
       None                                      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 24, 1997, the aggregate market value of the Shares of Common Stock held by non-affiliates of the registrant was approximately $106,137,967.

As of March 24, 1997, there were 10,628,676 Shares of Common Stock outstanding.

Documents Incorporated by Reference: The Prospectus of the Registrant dated July 24, 1996, and Supplement No. 10 to the Prospectus of the Registrant dated January 31, 1997, filed pursuant to Rule 424 under the Securities Act of 1933 are incorporated by reference in Parts I, II and III of this Annual Report on Form 10-K.

                        INLAND REAL ESTATE CORPORATION
                           (A Maryland corporation)



                               TABLE OF CONTENTS



                                    Part I                                Page
                                    ------                                ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   6

  Item  3. Legal Proceedings.............................................   8

  Item  4. Submission of Matters to a Vote of Security Holders...........   8


                                    Part II
                                    -------
  Item  5. Market for Registrant's Common Equity
            and Related Stockholder Matters..............................   9

  Item  6. Selected Financial Data.......................................  10

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................  13

  Item  8. Financial Statements and Supplementary Data...................  18

  Item  9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................  41


                                   Part III
                                   --------
  Item 10. Directors and Executive Officers of the Registrant............  41

  Item 11. Executive Compensation........................................  45

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  46

  Item 13. Certain Relationships and Related Transactions................  46


                                    Part IV
                                    -------
  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  47

  SIGNATURES.............................................................  48

                                    PART I

Item 1. Business

The Company

Inland Real Estate Corporation, formerly known as Inland Monthly Income Fund III, Inc., (the "Company") was formed on May 12, 1994. On October 14, 1994, the Company commenced an initial public offering, on a best effort basis, ("Offering") of 5,000,000 shares of common stock ("Shares") at a price of $10 per Share and of 1,000,000 Shares at a price of $9.05 per Share to be distributed pursuant to the Company's distribution reinvestment program (the "DRP"). As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares, on a best efforts basis, (the "Second Offering") plus an additional 1,000,000 Shares through the DRP. As of December 31, 1996, the Company had received subscriptions for a total of 3,137,776 Shares from the Second Offering, resulting in $81,150,311 total in gross offering proceeds, which includes $1,470,938 received for 162,534 Shares purchased through the Distribution Reinvestment Program. As of December 31, 1996, the Company has repurchased 6,350 Shares through the Share Repurchase Program. Inland Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, is the advisor to the Company.

The Company had four employees during 1996.

Description of Business

The Company is in the business of acquiring Neighborhood Retail Centers located within an approximate 150-mile radius of its headquarters in Oak Brook, Illinois. The Company may also acquire single-user retail properties in locations throughout the United States.

It is the Company's intention, whenever possible, to acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price of each property in cash or shares of the Company's stock, although, the Company does, in certain instances, utilize borrowings to acquire properties. On properties purchased on an all cash basis, the Company has from time to time incurred mortgage indebtedness by obtaining loans secured by selected properties. The proceeds from such loans are used to acquire additional properties. The Company may also incur indebtedness to finance improvements to the properties it acquires. The Company anticipates that aggregate borrowings secured by all of the Company's properties will not exceed 50% of their combined fair market values, however, the maximum amount of borrowings in the absence of the consent of a majority of the Stockholders, may not exceed 300% of Net Assets.

As of December 31, 1996, the Company has acquired fee ownership of twenty one properties.

                                    Gross                       Mortgages
                                  Leasable                       Payable    Current
                                    Area      Date     Year        at        No. of     Anchor
         Property                 (Sq. Ft.)   Acq.     Built  Dec 31, 1996  Tenants    Tenants*
-----------------------------     ---------- ------- -------- ------------ ---------- ---------
Single-User Retail Property
---------------------------
Walgreens, Decatur, IL             13,500     01/95    1988   $  739,543        1     Walgreens

Zany Brainy, Wheaton, IL           12,499     07/96    1995    1,245,000        1     Zany Brainy

Neighborhood Retail Centers
---------------------------
Eagle Crest Shopping Center
 Naperville, IL                    67,650     03/95    1991    2,350,000       13     Eagle Foods

Montgomery-Goodyear                12,903     09/95    1991      630,000        3     Goodyear Tire & Rubber
 Montgomery, IL                                                                       Merlin Corp.
                                                                                      Natl. Carpet Outlet, Inc.

Hartford/Naperville Plaza          43,862     09/95    1995    2,310,000        8     Blockbuster Video
 Naperville, IL                                                                       Sears Hardware
                                                                                      Keller/Williams Realty

Nantucket Square Shopping Center   56,981     09/95    1980    2,200,000       17     Nuttco,Inc.
 Schaumburg, IL                                                                       Super Trak

Antioch Plaza, Antioch, IL         19,810     12/95    1995      875,000        4     Blockbuster Video

Mundelein Plaza, Mundelein, IL     67,896     03/96    1990    2,810,000        8     Sears, Roebuck & Co

Regency Point, Lockport, IL        49,826     04/96    1993    4,428,690       19     Walgreens
                                    5,050     04/96    1995                           Ace Hardware

Prospect Heights,                  28,080     06/96    1985    1,095,000        5     Walgreens
 Prospect Hts., IL                                                                    Blockbuster Video
                                                                                      United Farmstand

Montgomery-Sears, Montgomery, IL   34,600     06/96    1990    1,645,000        3     Sears Paint & Hardware
                                                                                      Blockbuster Video

                                    Gross                       Mortgages
                                  Leasable                       Payable    Current
                                    Area      Date     Year        at        No. of     Anchor
         Property                 (Sq. Ft.)   Acq.     Built  Dec 31, 1996  Tenants    Tenants*
------------------------------    ---------- ------- -------- ------------ ---------- ---------
Neighborhood Retail Centers (cont.)

Salem Square, Countryside, IL     112,310     08/96    1973/  $3,130,000        5     TJ Maxx
                                                        1985                          Marshalls

Hawthorn Village, Vernon Hills,IL  98,686     08/96    1979    4,280,000       21     Dominicks
                                                                                      Walgreens

Six Corners, Chicago, IL           80,650     10/96    1966    3,100,000        7     Chicago Health Club
                                                                                      Illinois Masonic Health Center

Spring Hill Fashion Corner
 West Dundee, IL                  125,198     11/96    1985         -          18     TJ Maxx
                                                                                      Michaels Crafts

Crestwood Plaza, Crestwood, IL     20,044     12/96    1992         -           2     Entenmann's
                                                                                      Pet Supplies Plus

Park St. Claire, Schaumburg, IL    11,859     12/96    1994         -           2     Ameritech
                                                                                      Hallmark Showcase

Lansing Square, Lansing, IL       233,508     12/96    1991         -          16     Sam's Club
                                                                                      Baby Superstore
                                                                                      Office Max

Summit of Park Ridge
 Park Ridge, IL                    33,252     12/96    1986         -          13     LePeep Rest.
                                                                                      Giappos Pizza

Grand and Hunt Club, Gurnee, IL    21,222     12/96    1996         -           2     Jewelry 3
                                                                                      Super Crown Books

Quarry Outlot, Hodgkins, IL         9,650     12/96   1996          -           3     Dunkin Donuts
                                                                                      Baskin Robbins
                                                                                      The Casual Male
                                                                                      Jewelry 3


  * Anchor tenants include tenants leasing more than 10% of the gross leasable area of a property.

The Company's real property investments are described on pages 76-96 of the Prospectus of the Company dated July 24, 1996 (the "Prospectus"), and in Supplement No. 10 to the Prospectus dated January 31, 1997 ("Supplement No. 10"), which is incorporated herein by reference. Reference is also made to Note (4) of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of these investments of the Company.

The Company's real property investments are subject to competition from similar types of properties in the vicinity in which each is located. Approximate occupancy levels for the properties are set forth on a quarterly basis in the table set forth in Item 2 below to which reference is hereby made. The Company's real property investments are all located within 150 miles of the Company's headquarters in Illinois. The Company does not segregate revenues or assets by geographic region, and such a presentation would not be material to an understanding of the Company's business taken as a whole.

The terms of transactions between the Company and Affiliates of the Company are set forth in Item 11 below and Note (2) to the Company's Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of such terms and transactions.

Qualification as a Real Estate Investment Trust

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


Item 2. Properties

The properties owned by the Company include nineteen Neighborhood Retail Centers and two single-user retail properties. Each of these properties is located in Illinois. Tenants of the properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance. Reference is made to Item 1 above for a description of the properties.

The following table lists the approximate physical occupancy levels for the Company's investment properties as of the end of each quarter during 1996 and 1995. N/A indicates the property was not owned by the Company at the end of the quarter.

                                    1995                        1996
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Walgreens                   100%  100%  100%  100%      100%  100%  100%  100%
  Decatur, Illinois

Eagle Crest                 100%  100%  100%  100%      100%  100%  100%  100%
  Naperville, Illinois

Montgomery-Goodyear         N/A   N/A   100%  100%      100%  100%  100%  100%
  Montgomery, Illinois

Hartford/Naperville Plaza   N/A   N/A    48%   90%      100%  100%  100%  100%
  Naperville, Illinois

Nantucket Square            N/A   N/A    92%   81%       81%   81%   94%   85%
  Schaumburg, Illinois

Antioch Plaza               N/A   N/A   N/A    33%       49%   49%   49%   57% *
  Antioch, Illinois

Mundelein Plaza             N/A   N/A   N/A   N/A       100%  100%  100%  100%
  Mundelein, IL

Regency Point               N/A   N/A   N/A   N/A       N/A    97%   97%   97%
  Lockport, IL

Prospect Heights            N/A   N/A   N/A   N/A       N/A    78%  100%  100%
  Prospect Heights, IL

Montgomery-Sears            N/A   N/A   N/A   N/A       N/A    85%   85%   85% *
  Montgomery, IL

Zany Brainy                 N/A   N/A   N/A   N/A       N/A   N/A   100%  100%
  Wheaton, IL

Salem Square                N/A   N/A   N/A   N/A       N/A   N/A    97%   97% *
  Countryside, IL

Hawthorn Village            N/A   N/A   N/A   N/A       N/A   N/A    99%   98%
  Vernon Hills, IL

Six Corners                 N/A   N/A   N/A   N/A       N/A   N/A   N/A    92%
  Chicago, IL

Spring Hill Fashion Ctr.    N/A   N/A   N/A   N/A       N/A   N/A   N/A    95%
  West Dundee, IL

Crestwood Plaza             N/A   N/A   N/A   N/A       N/A   N/A   N/A   100%
  Crestwood, IL

Park St. Claire             N/A   N/A   N/A   N/A       N/A   N/A   N/A   100%
  Schaumburg, IL

Lansing Square              N/A   N/A   N/A   N/A       N/A   N/A   N/A    89% *
  Lansing, IL

                                    1995                        1996
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Summit of Park Ridge        N/A   N/A   N/A   N/A       N/A   N/A   N/A    81% *
  Park Ridge, IL

Grand and Hunt Club         N/A   N/A   N/A   N/A       N/A   N/A   N/A   100%
  Gurnee, IL

Quarry Outlot               N/A   N/A   N/A   N/A       N/A   N/A   N/A   100%
  Hodgkins, IL

  * As part of the purchase of these properties the Company receives rent under master lease agreements on the space which was vacant at the time of the purchase, resulting in 100% economic occupancy at December 31, 1996 for Antioch, Montgomery-Sears and Salem Square and 90% economic occupancy for Lansing Square.

    As part of the purchase of Summit of Park Ridge, a portion of the Seller's proceeds were escrowed for the monthly release of master lease payments. The master lease agreements along with credits for signed leases resulted in 93% economic occupancy at December 31, 1996.

    The master lease agreements are for periods ranging from one to two years or until the spaces are leased.

On behalf of the Company, the Advisor is currently exploring the purchase of additional Neighborhood Retail Centers and single-user retail properties from unaffiliated third parties.


Item 3. Legal Proceedings

The Company is not subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II


Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters

Market Information

As of December 31, 1996, there were 3,819 Stockholders of the Company. There is no public market for the Shares.

The Company's Share Repurchase Program is available to the Stockholders. Reference is made to "Investment, Reinvestment and Share Repurchase Programs" on page 112 of the Prospectus, which is incorporated herein by reference.

Distributions

The Company declared distributions to Stockholders totaling $.82 per weighted average shares outstanding during 1996. Of this amount, $.69 qualifies as distributions taxable as ordinary income for 1996 and the remainder constitutes a return of capital for tax purposes.

Item 6. Selected Financial Data

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

            For the years ended December 31, 1996, 1995 and for the
              period from May 12, 1994 (formation of the Company)
                             to December 31, 1994

               (not covered by the Independent Auditors' Report)

                                          1996         1995          1994
                                          ----         ----          ----
  Total assets...................... $104,508,686   18,750,877     2,402,373

  Mortgages payable................. $ 30,838,233      750,727          -

  Total income...................... $  6,327,734    1,180,422          -

  Net income........................ $  2,452,221      496,514          -

  Net income per share (b).......... $        .55          .53          -

  Distributions declared............ $  3,704,943      736,627          -

  Distributions per share (b)....... $        .82          .78          -

  Funds from Operations (b)(c)...... $  3,391,365      666,408          -

  Funds available for
    distribution (c)................ $  3,709,818      787,011          -

  Cash flows from operating
    activities...................... $  5,529,709      978,350          -

  Cash flows from investing
    activities...................... $(68,976,841)  (6,577,843)   (1,703,498)

  Cash flows from financing
    activities...................... $ 71,199,936    6,327,490     1,714,432

  Weighted average number of common
    shares outstanding..............    4,494,620      943,156        20,000

  (a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

  (b) The net income and distributions per share are based upon the weighted average number of common shares outstanding. The $.82 per share Distribution for the year ended December 31, 1996, represented 109.3% of the Company's Funds From Operations ("FFO") and 99.9% of funds available for distribution for that period. See Footnote (b) below for information regarding the Company's calculation of FFO. Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes will be taxable to Stockholders as ordinary dividend income. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the

                        INLAND REAL ESTATE  CORPORATION
                           (a Maryland corporation)

            For the years ended December 31, 1996, 1995 and for the
              period from May 12, 1994 (formation of the Company)
                             to December 31, 1994

               (not covered by the Independent Auditors' Report)


     stockholder's basis in the Shares to the extent thereof, and thereafter as taxable gain (a return of capital). These Distributions will have the effect of deferring taxation of the amount of the Distribution until the sale of the Stockholder's Shares. For 1996, $611,418 (or 16.50% of the $3,704,943 Distribution paid for 1996 represented a return of capital. In order to maintain its qualification as a REIT, the Company must make annual distributions to Stockholders of at least 95% of its taxable income which was approximately $2,938,800 (or 79.32% of the Distribution paid). Taxable income does not include net capital gains. Under certain circumstances, the Company may be required to make Distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

  (c) "FFO" means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and other non-cash items. FFO and funds available for distribution are calculated as follows:

                                                1996           1995
                                                ----           ----
      Net income........................... $ 2,452,221        496,514
      Depreciation.........................     939,144        169,894
                                            ------------   ------------
        Funds from operations(1)...........   3,391,365        666,408

      Deferred rent receivable (2).........    (119,225)       (12,413)
      Rental income received under
        master lease agreements (2 and 3)..     437,678        133,016
                                            ------------   ------------
        Funds available for distribution... $ 3,709,818        787,011
                                            ============   ============

     (1) FFO does not represent cash generated from operating activities calculated in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

                        INLAND REAL ESTATE  CORPORATION
                           (a Maryland corporation)

            For the years ended December 31, 1996, 1995 and for the
              period from May 12, 1994 (formation of the Company)
                             to December 31, 1994

               (not covered by the Independent Auditors' Report)


     (2) Reference is made to Note (5) of the Notes to Financial Statements (Item 8 of this Annual Report).

     (3) As part of several purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one year to eighteen months or until the spaces are leased. Generally accepted accounting principles require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The Company has recorded $437,678 and $133,016 of such payments as of December 31, 1996 and 1995, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report of Form 10-K constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, limitations on the area in which the Company may acquire properties; risks associated with borrowings secured by the Company's properties; competition for tenants and customers; federal, state or local regulations; adverse changes in general economic or local conditions; competition for property acquisitions with third parties that have greater financial resources than the Company; inability of lessees to meet financial obligations; uninsured losses; risks of failing to qualify as a REIT; and potential conflicts of interest between the Company and its affiliates including the Advisor.

Liquidity and Capital Resources

As of December 31, 1996, the Company had received subscriptions for a total of 8,137,776 Shares resulting in $81,150,311 in gross offering proceeds.The Company's capital needs and resources are expected to undergo changes as a result of the completion of the initial public offering of Shares, the commencement of the Second Offering and the acquisition of properties. Operating cash flow is expected to increase as these additional properties are added to the portfolio. Distributions to Stockholders are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, capital expenditures, and the annual distribution required to maintain REIT status under the Code.

As of December 31, 1996, the Company had acquired twenty one properties utilizing $95,015,721 of cash and cash equivalents. Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents, including amounts held by property manager, were $8,491,735 and $738,931 at December 31, 1996 and 1995, respectively. This increase was due to the additional Offering proceeds raised and $25,670,000 in loan proceeds from financing the properties. Partially offsetting the increase in cash and cash equivalents was the purchase of fifteen additional properties in 1996 and the payment of Offering Costs.

The Company intends to use cash and cash equivalents to purchase additional properties, to pay distributions and to pay offering costs.

The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. The Company paid monthly distributions of 8% per annum during the first, second and third quarters of 1996. Commencing with the fourth quarter of 1996, the Company increased the monthly distributions to 8.3% per annum. Distributions declared for the year ended December 31, 1996 were $3,704,943, of which $611,418 represents a return of capital for federal income tax purposes. Beginning March 1, 1997, the Company increased the monthly distribution paid to 8.5% per annum on weighted average shares.

Management of the Company monitors the various qualification tests the Company must meet to maintain its status as a real estate investment trust. Ownership of the Company's stock is tested quarterly to determine that no more than 50% in value of the outstanding stock is owned directly, or indirectly, by five or fewer persons or entities at any time. Management of the Company also reviews, on a quarterly basis, the Company's compliance with the Gross Income, Asset and Distribution Tests as described in the section of the Prospectus entitled "Federal Income Tax Considerations--Taxation of the Company--REIT Qualification Tests". On an ongoing basis, as due diligence is performed by Advisor on potential real estate purchases or temporary investment of uninvested capital, management of both entities determines that the income from the new asset will qualify for REIT purposes. For the year ended December 31, 1996, the Company qualified as a REIT.


Cash Flows From Operating Activities

Net cash provided by operating activities increased by approximately $4,550,000 for the year ended December 31, 1996 to $5,529,709 from $978,350 for the same period in 1995. This increase is due primarily to an increase in net income, as a result of the purchase of additional properties, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As of December 31, 1996 the Company had acquired twenty-one properties, as compared to six properties as of December 31, 1995. This increase is also due to $437,678 of rental income received under master lease agreements for the year ended December 31, 1996, as compared to $133,016 of rental income received under master lease agreements for the year ended December 31, 1995.

Cash Flows From Investing Activities

During the year ended December 31, 1996, the Company utilized $68,976,841 in cash and cash equivalents for the purchase of and additions to fifteen properties, as compared to the $6,577,843 utilized in the year ended December 31, 1995 for the purchase of and additions to six properties. As part of the purchases of the properties, the Company utilized $2,900,000 of short-term notes payable from Affiliates, all of which had been repaid as of December 31, 1996.

Cash Flows From Financing Activities

For the year ended December 31, 1996, the Company generated $71,199,936 of cash flows from financing activities as compared to $6,327,490 of cash flows generated from financing activities for the year ended December 31, 1995. This increase is due primarily to the increase in proceeds raised from the Offering of $61,147,146 for the year ended December 31, 1996, as compared to $19,803,163 of Offering proceeds raised for the year ended December 31, 1995. This increase is partially offset by an increase in the cash used for the payment of Offering costs for the year ended December 31, 1996. The increase is also partially offset by an increase in the amount of distributions paid for the year ended December 31, 1996 of $3,285,528 as compared to the distributions paid for the year ended December 31, 1995 of $607,095. The Company placed financing on twelve of the Company's properties and received $25,670,000 in loan proceeds.

The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the Gross Offering Proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including such selling expenses) which together exceed 15% of the Gross Offering Proceeds. As of December 31, 1996, organizational and offering costs did exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the Offering, however, any excess amounts will be reimbursed by the Advisor.

Results of Operations

As of December 31, 1996, subscriptions for a total of 8,137,766 Shares had been received from the public resulting in $81,150,311 in Gross Offering Proceeds, which includes the Advisor's capital contribution of $200,000 and Shares purchased through the DRP. At December 31, 1996, the Company owned nineteen Neighborhood Retail Centers and two single-user retail properties.

Total income for the years ended December 31, 1996 and 1995 was $6,327,734 and $1,180,422, respectively. This increase was due to the purchase of additional properties in 1996. As of December 31, 1996, the Company had acquired twenty-one properties, as compared to six properties as of December 31, 1995. The purchase of additional properties also resulted in increases in property operating expenses paid or payable to Affiliates and non-affiliates and depreciation expense.

The decrease in mortgage interest to Affiliates for the years ended December 31, 1996, as compared to the years ended December 31, 1995, is due to the payoff of the acquisition financing totaling $2,900,000. During 1994, the Advisor advanced $193,300 to the Company for costs incurred with the Offering. These advances were repaid with a market rate of interest to the Advisor in January 1995 with interest ranging from 7.75% to 9.50%. As of December 31, 1996, the Company continues to be indebted on a mortgage in the principal amount of $739,543, which bears interest at 7.655%, collateralized by the Walgreens, Decatur property payable to an Affiliate.

The increase in mortgage interest to non-affiliates for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due in part to the mortgage which was assumed as part of the purchase of Regency Point. The Company obtained $25,670,000 of financing from an unaffiliated lender, using twelve properties previously acquired as collateral.

Interest income is the result of cash and cash equivalents being invested in short-term investments until a property is purchased.

The increases in professional services to Affiliates and non-affiliates and general and administrative expenses to Affiliates and non-affiliates for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due to the management of an increased number of real estate assets.


Subsequent Events

As of March 24, 1997, subscriptions for a total of 10,628,676 Shares were received, bringing total gross offering proceeds to $106,137,967.

In  January  1997,  the  Company  paid   a  distribution  of  $548,947  to  the
Stockholders.

Beginning March 1, 1997, the Company increased the monthly distributions paid to 8.5% per annum on weighted average Shares.

On January 9, 1997, the Company purchased the Maple Park Place Shopping Center from an unaffiliated third party for approximately $15,260,000. The property is located in Bolingbrook, Illinois and contains 220,095 square feet of leasable space. Its anchor tenants include Kmart, Eagle Foods and Powerhouse Gym.

On January 24, 1997, the Company purchased Lincoln Park Place from an unaffiliated third party for approximately $2,100,000. The property is located in Chicago, Illinois. It consists of a 10,678 square foot building occupied by two tenants, Lechters and Nordic Track.

On, January 24, 1997, the Company purchased Aurora Commons Shopping Center from an unaffiliated third party for approximately $11,500,000. The property is located in Aurora, Illinois and consists of three buildings comprising 127,292 square feet. Its anchor tenants include Jewel/Osco, Boston Market and Blockbuster.

In January 1997, the Company obtained additional financing secured by the Lansing Square and Spring Hill Fashion Corner properties totaling $12,840,000 from an unaffiliated lender. The Company paid a 1 1/4% fee in connection with these mortgage loans. The mortgage loans have a term of seven years and, prior to maturity date, require payments of interest only, at 7.8%, fixed for the first five years with the remaining two years at prime plus 1/2%.

On February 7, 1997, the Company made an initial deposit of $1,228,510 for the purchase of Forest Commons. The balance of the purchase price, approximately $10,607,000, will be paid upon completion of the redevlopement of the center and when the anticipated main tenant, Dominick's Finer Foods, Inc., begins paying rent under a lease agreement.

On February 7, 1997, the Company made an initial deposit of $1,265,630 for the purchase of Downers Grove Plaza. The balance of the purchase price, approximately $15,382,000, will be paid upon completion of the redevlopement of the center and when the anticipated main tenant, Dominick's Finer Foods, Inc., begins paying rent under a lease agreement.

On behalf of the Company, the Advisor is currently exploring the purchase of additional Neighborhood Retail Centers and single-user retail properties from unaffiliated third parties.


Impact of Accounting Principles

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation Plans" was issued in October 1995. The Statement is effective for fiscal years beginning after December 15, 1995. As allowed by the new Statement, the Company plans to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options. This accounting pronouncement did not have a material effect on the financial position or results of operations of the Company.

Inflation

For the Company's Neighborhood Retail Centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. The Company's rental income and operating expenses for those properties owned or to be owned and operated under triple-net leases, like the Walgreens/Decatur property, are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties.



Item 8.  Financial Statements and Supplementary Data


                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                     Index
                                     -----
                                                                           Page
                                                                           ----

Independent Auditors' Report.............................................  19

Financial Statements:

  Balance Sheets, December 31, 1996 and 1995.............................  20

  Statements of Operations for the years ended
    December 31, 1996 and 1995...........................................  22

  Statements of Stockholders' Equity for the years ended
    December 31, 1996 and 1995 and for the period from
    May 12, 1994 (formation of the Company) to December 31, 1994.........  23

  Statements of Cash Flows for the years ended December 31, 1996 and 1995 and for the period from May 12, 1994 (formation of the Company) to December 31, 1994....................................  24

  Notes to Financial Statements..........................................  26

Real Estate and Accumulated Depreciation (Schedule III)..................  38


Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors
Inland Real Estate Corporation:

We have audited the financial statements of Inland Real Estate Corporation (the Company) as listed in the accompanying index. In connection with the audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and for the period from May 12, 1994 (formation date) to December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick


Chicago, Illinois
January 23, 1997
  except as to Note 7 which is as of March 24, 1997

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets

                          December 31, 1996 and 1995


                                    Assets
                                    ------

                                                       1996          1995
                                                       ----          ----
Investment properties (Notes 1 and 4):
Land............................................   $ 24,705,743     5,437,948
  Building and improvements.......................   69,927,238    12,074,484
                                                   ------------- -------------
                                                     94,632,981    17,512,432
  Less accumulated depreciation...................    1,109,038       169,894
                                                   ------------- -------------
  Net investment properties.......................   93,523,943    17,342,538
                                                   ------------- -------------
Cash and cash equivalents including amounts
  held by property manager (Note 1)...............    8,491,735       738,931
Restricted cash (Note 1)..........................      122,043       150,000
Accounts and rents receivable (Note 5)............    1,914,756       333,823
Deposits and other assets (Note 4)................       95,828       158,123
Deferred organization costs (net of
  accumulated amortization of $5,492 and $0 at
  December 31, 1996 and 1995, respectively)
  (Note 1)........................................       21,970        27,462
Loan fees (net of accumulated amortization
  of $11,875 at December 31, 1996) (Note 1).......      338,411          -
                                                   ------------- -------------

    Total assets.................................. $104,508,686    18,750,877
                                                   ============= =============



















                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets
                                  (continued)

                          December 31, 1996 and 1995



                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                       1996          1995
Liabilities:                                           ----          ----
  Accounts payable................................ $    289,912         6,875
  Accrued offering costs to Affiliates (Note 2)...      298,341       222,353
  Accrued offering costs to non-affiliates........        4,236         6,444
  Accrued interest payable to Affiliates..........        4,718         5,242
  Accrued interest payable to non-affiliates......       52,402          -
  Accrued real estate taxes.......................    2,770,889       374,180
  Distributions payable (Note 7)..................      548,947       129,532
  Security deposits...............................      247,769        54,483
  Note payable to Affiliates (Note 6).............         -          360,000
  Mortgages payable (Notes 4 and 6)...............   30,838,233       750,727
  Unearned income.................................       64,590        39,846
  Other liabilities...............................       32,820       178,852
  Due to Affiliates (Note 2)......................      255,591         7,277
                                                   ------------- -------------
    Total liabilities.............................   35,408,448     2,135,811
                                                   ------------- -------------

Stockholders' Equity (Notes 1 and 2):
  Common stock, $.01 par value, 24,000,000 Shares
    authorized; 8,144,116 and 8,137,766 issued and
    outstanding at December 31, 1996 and 2,003,073
    and 2,000,073 Shares issued and outstanding
    at December 31, 1995, respectively............       81,000        19,996
  Additional paid-in capital (net of offering
    costs of $10,500,108 and $3,121,175 at
    December 31, 1996 and 1995, respectively, of
    which $8,096,213 and $2,129,264 was paid
    to Affiliates, respectively)..................   70,512,073    16,835,183
  Accumulated distributions in excess
    of net income.................................   (1,492,835)     (240,113)
                                                   ------------- -------------
    Total stockholders' equity....................   69,100,238    16,615,066
                                                   ------------- -------------
Commitments and contingencies (Notes 3, 5 and 7)..
                                                   ------------- -------------
Total liabilities and stockholders' equity........ $104,508,686    18,750,877
                                                   ============= =============



                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Statements of Operations

                For the years ended December 31, 1996 and 1995


                                                       1996          1995
  Income:                                              ----          ----
   Rental income (Notes 1 and 5).................. $ 4,467,903       869,485
   Additional rental income.......................   1,336,809       228,024
   Interest income................................     438,188        82,913
   Other income...................................      84,834          -
                                                   ------------  ------------
                                                     6,327,734     1,180,422
                                                   ------------  ------------
  Expenses:
   Professional services to Affiliates............      16,476         7,277
   Professional services to non-affiliates........      46,790         1,615
   General and administrative expenses to
    Affiliates....................................      42,904          -
   General and administrative expenses
    to non-affiliates.............................      77,389        13,880
   Advisor asset management fee...................     238,108          -
   Property operating expenses to Affiliates......     229,307        46,791
   Property operating expenses to non-affiliates..   1,643,867       279,930
   Mortgage interest to Affiliates................      64,165       146,821
   Mortgage interest to non-affiliates............     533,320        17,340
   Depreciation...................................     939,144       169,894
   Amortization...................................      17,367          -
   Acquisition costs expensed.....................      26,676           360
                                                   ------------  ------------
                                                     3,875,513       683,908
                                                   ------------  ------------
    Net income.................................... $ 2,452,221       496,514
                                                   ============  ============

  Net income per weighted average
   common stock shares outstanding
   (4,494,620 and 943,156 for the years
   ended December 31, 1996 and 1995,
   respectively).................................. $       .55           .53
                                                   ============  ============










                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                      Statements of Stockholders' Equity

                For the years ended December 31, 1996, 1995 and
          for the period from May 12, 1994 (formation of the Company)
                             to December 31, 1994



                                                     Accumulated
                                          Additional Distributions
                               Common       Paid-in  in excess of
                                Stock      Capital    net income   Total
                             ----------- ----------- ----------- ------------

Proceeds from initial
  offering.................. $      200     199,800        -         200,000
                             ----------- ----------- ----------- ------------
Balance December 31, 1994...        200     199,800        -         200,000

Net income..................       -           -        496,514      496,514

Distributions declared
  ($.78 per weighted average
  common stock shares
  outstanding)..............       -           -       (736,627)    (736,627)

Proceeds from Offering (net
  of Offering costs of
  $3,121,175)..............      19,826  16,662,162        -      16,681,988

Repurchases of Shares.......        (30)    (26,779)       -         (26,809)
                             ----------- ----------- ----------- ------------
Balance December 31, 1995...     19,996  16,835,183    (240,113)  16,615,066

Net income..................       -           -      2,452,221    2,452,221

Distributions declared
  ($.82 per weighted average
  common stock shares
  outstanding)..............       -           -     (3,704,943)  (3,704,943)

Proceeds from Offering (net
  of Offering costs of
  $10,500,108)..............     61,038  53,707,177        -      53,768,215

Repurchases of Shares.......        (34)    (30,287)       -         (30,321)
                             ----------- ----------- ----------- ------------
Balance December 31, 1996... $   81,000  70,512,073  (1,492,835)  69,100,238
                             =========== =========== =========== ============



                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Statements of Cash Flows

                For the years ended December 31, 1996 and 1995
        and for the period from May 12, 1994 (formation of the Company)
                             to December 31, 1994

                                          1996          1995          1994
Cash flows from operating activities:     ----          ----          ----
  Net income........................ $  2,452,221       496,514          -
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation....................      939,144       169,894          -
    Amortization....................       17,367          -             -
    Rental income under master
      lease agreements..............      437,678       133,016          -
    Straight line rental income.....     (119,225)      (12,413)         -
    Changes in assets and liabilities:
      Accounts and rents receivable.   (1,461,708)     (321,410)         -
      Deposits and other assets.....       62,295        (4,006)         -
      Accounts payable..............      283,038         6,875          -
      Accrued interest payable......       51,878         5,242          -
      Accrued real estate taxes.....    2,396,709       374,180          -
      Security deposits.............      193,286        54,483          -
      Other liabilities.............        3,968        28,852          -
      Due to Affiliates.............      248,314         7,277          -
      Unearned income...............       24,744        39,846          -
                                     ------------- ------------- -------------
Net cash provided by operating
  activities........................    5,529,709       978,350          -
                                     ------------- ------------- -------------
Cash flows from investing activities:
  Escrowed funds....................         -             -       (1,699,381)
  Payments for acquisition expenses.         -             -           (4,117)
  Purchase of investment properties.  (68,717,979)   (6,376,708)         -
  Tenant improvements...............     (136,819)      (51,135)         -
  Deposit for tenant improvements...     (122,043)     (150,000)         -
                                     ------------- ------------- -------------
Net cash used in investing
  activities........................  (68,976,841)   (6,577,843)   (1,703,498)
                                     ------------- ------------- -------------
Cash flows from financing activities:
  Repayment of loan from Advisor....         -         (193,300)      193,300
  Proceeds from offering............   61,147,147    19,803,163       200,000
  Subscriptions received............         -             -        1,699,381
  Repurchase of Shares..............      (30,321)      (26,809)         -
  Payments of offering costs........   (7,305,153)   (2,514,129)     (378,249)
  Loan proceeds.....................   25,670,000          -             -
  Loan fees.........................     (350,286)         -             -




                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Statements of Cash Flows
                                  (continued)

                For the years ended December 31, 1996 and 1995
        and for the period from May 12, 1994 (formation of the Company)
                             to December 31, 1994

                                          1996          1995          1994
                                          ----          ----          ----
  Distributions paid................   (3,285,528)     (607,095)         -
  Repayment of notes from Affiliate.   (3,271,185)         -             -
  Principal payments of debt........   (1,374,738)  (10,106,878)         -
  Payment of deferred organization
    costs...........................         -          (27,462)         -
                                     ------------- ------------- -------------
Net cash provided by financing
  activities........................   71,199,936     6,327,490     1,714,432
                                     ------------- ------------- -------------
Net increase in cash and
  cash equivalents..................    7,752,804       727,997        10,934
Cash and cash equivalents at
  beginning of period...............      738,931        10,934          -
                                     ------------- ------------- -------------
Cash and cash equivalents at
  end of period..................... $  8,491,735       738,931        10,934
                                     ============= ============= =============


Supplemental schedule of noncash investing and financing activities:


                                         1996          1995           1994
                                         ----          ----           ----
Purchase of investment properties.. $(77,421,408)  (17,594,313)         -
  Assumption of mortgage debt......    5,803,429     4,595,178          -
  Note payable to Affiliate........    2,900,000     6,622,427          -
                                    ------------- -------------  ------------
                                    $(68,717,979)   (6,376,708)         -
                                    ============= =============  ============

Distributions payable.............. $     548,947      129,532          -
                                    ============= =============  ============

Cash paid for interest............. $     545,607      158,919          -
                                    ============= =============  ============








                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements

                For the years ended December 31, 1996, 1995 and
          for the period from May 12, 1994 (formation of the Company)
                             to December 31, 1994


(1) Organization and Basis of Accounting

Inland Real Estate Corporation (the "Company") was formed on May 12, 1994 to invest in neighborhood retail centers located within an approximate 150-mile radius of its headquarters in Oak Brook, Illinois. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, is the advisor to the Company. On October 14, 1994, the Company commenced an initial public offering, on a best efforts basis, ("Offering") of 5,000,000 shares of common stock ("Shares") at a price of $10 per Share and 1,000,000 Shares at a price of $9.05 per Share to be distributed pursuant to the Company's distribution reinvestment program (the "DRP"). As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares, on a best efforts basis, (the "Second Offering") plus an additional 1,000,000 Shares for distribution through the DRP. As of December 31, 1996, the Company had received subscriptions for a total of 3,137,776 Shares from the Second Offering, resulting in $81,150,311 in gross offering proceeds, which includes $1,470,938 received for 162,534 Shares purchased through the Distribution Reinvestment Program. As of December 31, 1996, the Company has repurchased 6,350 Shares through the Share Repurchase Program.

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

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)


The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates fair value. Cash and equivalents include $865,521 and $142,720 at December 31, 1996 and 1995, respectively, which are held by the Company's affiliated property manager. Such amounts are unrestricted and held in the Company's name.

Restricted cash at December 31, 1996 represents amounts held in escrow for tenant improvements, concessions and leasing commissions at Antioch Plaza. Such amounts will be added to the basis of the property as tenant improvements are completed. Restricted cash at December 31, 1995 represents amounts held in escrow for tenant improvements at Naperville/Hartford Plaza. The Company has recorded a corresponding payable as a component of other liabilities.

The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

Depreciation expense is computed using the straight-line method. Buildings and improvements are based upon estimated useful lives of 30 years. Tenant improvements will be depreciated over the related lease period.

Loan fees are amortized on a straight line basis over the life of the related loans.

Deferred organization costs are amortized over a 60-month period.

Offering costs are offset against the Stockholders' equity accounts. Offering costs consist principally of printing, selling and registration costs.

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)


The Company believes that the interest rates associated with the mortgages payable and notes payable to Affiliates approximate the market interest rates for these types of debt instruments, and as such, the carrying amount of the mortgages payable and notes payable to Affiliates approximate their fair value.

The carrying amount of cash and cash equivalents, restricted cash, accounts and rents receivable, accounts payable and other liabilities, accrued offering costs to Affiliates, accrued offering costs to non-Affiliates, accrued interest payable to Affiliates, accrued real estate taxes, and distributions payable approximate fair value because of the relatively short maturity of these instruments.

Certain amounts in  the  1995  financial  statements  have been reclassified to
conform with the 1996 presentation.   Such reclassifications did not change the
1995 reported results.


(2) Transactions with Affiliates

As of December 31, 1996, the Company had incurred $10,500,108 of organization and offering costs. Pursuant to the terms of the offering, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the gross proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of the completion of the initial Offering, organizational and offering did not exceed the 5.5% or 15% limitations. As of December 31, 1996, organizational and offering costs of the Second Offering did exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the offerings, however, any excess amounts will be reimbursed by the Advisor.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the Offering. Such costs to Affiliates incurred relating to the offering were $692,248 and $409,858 as of December 31, 1996 and 1995, respectively, of which $27,976 and $120,269 were unpaid as of December 31, 1996 and 1995, respectively. In addition, an Affiliate of the Advisor serves as dealer manager of the offering and is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance fee from the Company in connection with the offering. Such amounts incurred were $7,403,965 and $1,719,406 for the years ended December 31, 1996 and 1995, respectively, of which $270,365 and $102,084 was unpaid as of December 31, 1996 and 1995, respectively. As of December 31, 1996, approximately $6,296,000 of these commissions had been passed through from the Affiliate to unaffiliated soliciting broker/dealers.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)


The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the administration of the Company. Such costs are included in professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed of which $749 remained unpaid at December 31, 1996.

As of December 31, 1996, the Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

During 1994, the Advisor advanced $193,300 to the Company for costs incurred with the Offering. These advances were repaid to the Advisor in January 1995 with interest ranging from 7.75% to 9.50%. The principal of $193,300 and interest totaling $3,162 were paid from Gross Offering Proceeds.

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus Other Operating Expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return. For the year ended December 31, 1996, the Company has incurred $238,108 of such fees, all of which remains unpaid at December 31, 1996.

An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. The Company incurred and paid Property Management Fees of $229,307 and $46,791 for the years ended December 31, 1996 and 1995, respectively, all of which has been paid.

The Company has incurred costs to Affiliates relating to the acquisition of the properties, of which $16,734 is unpaid at December 31, 1996.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)


(3) Stock Option and Dealer Warrant Plan

The Company adopted an Independent Director Stock Option Plan which granted each Independent Director an option to acquire 3,000 Shares as of October 19, 1994 and an additional 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 1995 if the Independent Director is a member of the Board on such date. The options for the initial 3,000 Shares granted shall be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The succeeding options are exercisable on the second anniversary of the date of grant. As of December 31, 1996, options for 1,000 Shares have been exercised $9.05.

In addition to  sales  commissions,  Soliciting  Dealers  will also receive one
Soliciting Dealer Warrant for each 40 Shares sold by such Soliciting Dealer during the offerings, subject to state and federal securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing with the first date upon which the Soliciting Dealer Warrants are issued and ending upon the first to occur of: (i) October 14, 1999 or (ii) the closing date of a secondary offering of the Shares by the Company. Notwithstanding the foregoing no Soliciting Dealer Warrant will be exercisable until one year from the date of issuance. As of December 31, 1996, none of these warrants were exercised.

                                                 INLAND REAL ESTATE CORPORATION
                                                    (a Maryland corporation)

                                                  Notes to Financial Statements
                                                           (continued)



(4) Investment Properties
                                          Initial Cost (A)                     Gross amount at which carried
                                     --------------------------                       at end of period
                                                                    Net      -----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- -------------
Single-user Retail
------------------
  Walgreens/Decatur
    Decatur, IL.............  01/95  $    78,330    1,130,723         -           78,330     1,130,723     1,209,053

  Zany Brainy
    Wheaton, IL.............  07/96      838,000    1,626,033         -          838,000     1,626,033     2,464,033

Neighborhood Retail Centers
---------------------------
  Eagle Crest Shopping Center
    Naperville, IL..........  03/95    1,878,618    2,938,352         -        1,878,618     2,938,352     4,816,970

  Montgomery-Goodyear
    Montgomery, IL..........  09/95      315,000      834,659      (12,692)      315,000       821,967     1,136,967

  Hartford/Naperville Plaza
    Naperville, IL..........  09/95      990,000    3,427,961       11,244       990,000     3,439,205     4,429,205

  Nantucket Square
    Schaumburg, IL..........  09/95    1,908,000    2,349,918      (72,214)    1,908,000     2,277,704     4,185,704

  Antioch Plaza
    Antioch, IL.............  12/95      268,000    1,360,445     (130,984)      268,000     1,229,461     1,497,461

  Mundelein Plaza
    Mundelein, IL...........  03/96    1,695,000    3,965,560      (22,820)    1,695,000     3,942,740     5,637,740

  Regency Point
    Lockport, IL............  04/96    1,000,000    4,720,800      (21,900)    1,000,000     4,698,900     5,698,900

  Prospect Heights
    Prospect Heights, IL....  06/96      494,300    1,683,755      (11,989)      494,300     1,671,766     2,166,066

  Montgomery-Sears
    Montgomery, IL..........  06/96      768,000    2,714,173      (31,525)      768,000     2,682,648     3,450,648
                                     ------------ ------------- ------------ ------------- ------------- ------------
    Subtotal                         $10,233,248   26,752,379     (292,880)   10,233,248    26,459,499    36,692,747


                                            INLAND REAL ESTATE CORPORATION
                                               (a Maryland corporation)

                                             Notes to Financial Statements
                                                      (continued)



(4) Investment Properties (continued)                                          Gross amount at which carried
                                          Initial Cost (A)                            at end of period
                                     --------------------------     Net      -----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- -------------
  Subtotal                           $10,233,248   26,752,379     (292,880)   10,233,248    26,459,499    36,692,747

  Salem Square
    Countryside, IL.........  08/96    1,735,000    4,449,217       (6,900)    1,735,000     4,442,317     6,177,317

  Hawthorn Village
    Vernon Hills, IL........  08/96    2,619,500    5,887,640         -        2,619,500     5,887,640     8,507,140

  Six Corners
    Chicago, IL.............  10/96    1,440,000    4,538,152         -        1,440,000     4,538,152     5,978,152

  Spring Hill Fashion Corner
    West Dundee, IL.........  11/96    1,794,000    7,415,396       (9,000)    1,794,000     7,406,396     9,200,396

  Crestwood Plaza
    Crestwood, IL...........  12/96      325,577    1,483,183         -          325,577     1,483,183     1,808,760

  Park St. Claire
    Schaumburg, IL..........  12/96      319,578    1,205,672       (3,463)      319,578     1,202,209     1,521,787

  Lansing Square
    Lansing, IL.............  12/96    4,075,000   12,179,383       (9,800)    4,075,000    12,169,583    16,244,583

  Summit of Park Ridge
    Park Ridge, IL..........  12/96      672,000    2,497,950       (2,364)      672,000     2,495,586     3,167,586

  Grand and Hunt Club
    Gurnee, IL..............  12/96      969,840    2,622,575      (58,333)      969,840     2,564,242     3,534,082

  Quarry Outlot
    Hodgkins, IL............  12/96      522,000    1,278,431         -          522,000     1,278,431     1,800,431
                                     ------------ ------------- ------------ ------------- ------------- ------------
    Total                            $24,705,743   70,309,978     (382,740)   24,705,743    69,927,238    94,632,981
                                     ============ ============  ===========  ============  ============  ============


                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                               December 31, 1996


(4) Investment Properties (continued)

(A) The initial cost to the Company, represents the original purchase price of the property, including amounts incurred subsequent to acquisition, which were contemplated at the time the property was acquired.

(B) Adjustments to basis includes additions to investment properties and payments received under master lease agreements. As part of several purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. Generally Accepted Accounting Principles ("GAAP") require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. As of December 31, 1996, the cumulative amount of such payments was $570,694. (Note 5)



Cost and accumulated depreciation of the above properties are summarized as follows:

                                                      1996          1995
                                                      ----          ----
    Single User Retail Properties:
         Cost.................................... $ 3,673,086     1,209,053
         Less accumulated depreciation...........     112,871        34,550
                                                  ------------  ------------
                                                    3,560,215     1,174,503
                                                  ------------  ------------
    Neighborhood Retail Centers:
         Cost....................................  90,959,895    16,303,379
         Less accumulated depreciation...........     996,167       135,344
                                                  ------------  ------------
                                                   89,963,728    16,168,035
                                                  ------------  ------------
         Total................................... $93,523,943    17,342,538
                                                  ============  ============

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

(5) Operating Leases

Master Lease Agreements

As part of the purchases of several of the properties, the Company will receive rent under master lease agreements on spaces currently vacant for periods ranging from one to two years or until the spaces are leased and tenants begin paying rent. GAAP requires the Company to reduce the purchase price of the properties as these payments are received, rather than record the payments as rental income.

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed:

                                                                   Number of
                                                    Minimum Lease    Leases
                                                       Payments     Expiring
                                                    ------------- ------------
         1997...................................... $ 10,796,526       20
         1998......................................   10,269,714       33
         1999......................................    9,264,471       23
         2000......................................    8,471,277       23
         2001......................................    6,891,348       17
         Thereafter................................   45,063,881       60
                                                    -------------
         Total..................................... $ 90,757,217
                                                    =============

No assumptions were made regarding the releasing of expired leases. It is the opinion of the Company's management that the space will be released at market rates.

Remaining lease terms range from one year to thirty two years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of their pro rata share of the real estate taxes and operating expenses of the property. Such amounts are included in additional rental income.

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include increases of $119,225 and $12,413 in 1996 and 1995, of rental income for the period of occupancy for which stepped rent increases apply and $131,638 and $12,413 in related accounts receivable as of December 31, 1996 and 1995, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)


(6) Mortgages and Note Payable

Mortgages payable consist of the following at December 31, 1996 and 1995:


                                                             Balance at
                                                            December 31,
Property as             Interest   Maturity  Monthly        ------------
Collateral                Rate       Date   Payment(a)    1996        1995
----------------       ---------- --------- ---------- -----------------------
Mortgage payable to Affiliate:

  Walgreens               7.655%   05/2004  $  5,689   $   739,543    750,727

Mortgages payable to non-affiliates:

  Regency Point           (b)      08/2000     (b)       4,428,690       -

  Eagle Crest             7.850%   10/2003    15,373     2,350,000       -

  Nantucket Square        7.850%   10/2003    14,392     2,200,000       -

  Antioch Plaza           7.850%   10/2003     5,724       875,000       -

  Mundelein Plaza         7.850%   10/2003    18,382     2,810,000       -

  Montgomery-Goodyear     7.850%   10/2003     4,121       630,000       -

  Montgomery-Sears        7.850%   08/2003    10,761     1,645,000       -

  Hartford/Naperville     7.850%   08/2003    15,111     2,310,000       -

  Zany Brainy             7.590%   01/2004     7,875     1,245,000       -

  Prospect Heights
    Plaza                 7.590%   01/2004     6,926     1,095,000       -

  Hawthorn Village
    Commons               7.590%   01/2004    27,071     4,280,000       -

  Six Corners Plaza       7.590%   01/2004    19,608     3,100,000       -

  Salem Square
    Shopping Center       7.590%   01/2004    19,797     3,130,000        -
                                                       ----------- ------------
Mortgages Payable....................................  $30,838,233     750,727
                                                       =========== ============

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)


Note payable to Affiliates consists of the following at December 31, 1996 and 1995:


9.5% promissory note payable to Inland
  Real Estate Investment Corporation, paid
  in full on January 9, 1996.......................... $     -         360,000
                                                       ----------- ------------
Note payable to Affiliate............................. $     -         360,000
                                                       =========== ============


(a) All payments are interest only, with the exception of the loans secured by the Walgreens and Regency Point properties.

(b) Payments on this mortgage are based on a floating interest rate of 180 basis points over the 30-day LIBOR rate, which adjusts monthly, amortizing over 25 years.


As of December 31, 1996, the required future principal payments on the Partnership's long-term debt over the next five years are as follows:

              1997.................................... $    71,495
              1998....................................      74,454
              1999....................................      84,911
              2000....................................   4,252,170
              2001....................................      16,380

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)


(7) Subsequent Events

As of March 24, 1997, subscriptions for a total of 10,628,676 Shares were received, bringing total gross offering proceeds to $106,137,967.

In  January  1997,  the  Company  paid   a  distribution  of  $548,947  to  the
Stockholders.

On January 9, 1997, the Company purchased the Maple Park Place Shopping Center from an unaffiliated third party for approximately $15,260,000. The property is located in Bolingbrook, Illinois and contains 220,095 square feet of leasable space. Its anchor tenants include Kmart, Eagle Foods and Powerhouse Gym.

On January 24, 1997, the Company purchased Lincoln Park Place from an unaffiliated third party for approximately $2,100,000. The property is located in Chicago, Illinois. It consists of a 10,678 square foot building occupied by two tenants, Lechters and Nordic Track.

On January 24, 1997, the Company purchased Aurora Commons Shopping Center from an unaffiliated third party for approximately $11,500,000. The property is located in Aurora, Illinois and consists of three buildings comprising 127,292 square feet. Its anchor tenants include Jewel/Osco, Boston Market and Blockbuster.

In January 1997, the Company obtained additional financing secured by the Lansing Square and Spring Hill Fashion Corner properties totaling $12,840,000 from an unaffiliated lender. The Company paid a 1 1/4% fee in connection with these mortgage loans. The mortgage loans have a term of seven years and, prior to maturity date, require payments of interest only, at 7.8%, fixed for the first five years with the remaining two years at prime plus 1/2%.

On February 7, 1997, the Company made an initial deposit of $1,228,510 for the purchase of Forest Commons. The balance of the purchase price, approximately $10,607,000, will be paid upon completion of the redevlopement of the center and when the anticipated main tenant, Dominick's Finer Foods, Inc., begins paying rent under a lease agreement.

On February 7, 1997, the Company made an initial deposit of $1,265,630 for the purchase of Downers Grove Plaza. The balance of the purchase price, approximately $15,382,000, will be paid upon completion of the redevlopement of the center and when the anticipated main tenant, Dominick's Finer Foods, Inc., begins paying rent under a lease agreement.

                                                 INLAND REAL ESTATE CORPORATION
                                                    (a Maryland corporation)

                                                          Schedule III
                                            Real Estate and Accumulated Depreciation

                                                        December 31, 1996

                                            Initial Cost                                Gross amount at which carried
                                                 (A)                                         at end of period (B)
                                       ------------------------              --------------------------------------------------
                                                     Buildings   Adjustments    Land       Buildings              Accumulated
                                                       and           to          and         and         Total    Depreciation
                          Encumbrance     Land     improvements   Basis (C)  improvements improvements    (D)          (E)
                          ------------ ----------- ------------ ------------ ------------ ------------ ---------- -------------
Single-user Retail
------------------
  Walgreens/Decatur
    Decatur, IL.......... $   739,543  $    78,330   1,130,723        -           78,330   1,130,723    1,209,053      72,241

  Zany Brainy
    Wheaton, IL..........   1,245,000      838,000   1,626,033        -          838,000   1,626,033    2,464,033      40,630

Neighborhood Retail Centers
---------------------------
  Eagle Crest Shopping Center
    Naperville, IL.......   2,350,000    1,878,618   2,938,352        -        1,878,618   2,938,352    4,816,970     179,566

  Montgomery-Goodyear
    Montgomery, IL......      630,000      315,000     834,659     (12,692)      315,000    821,967     1,136,967      34,441

  Hartford/Naperville Plaza
    Naperville, IL.......   2,310,000      990,000   3,427,961      11,244       990,000   3,439,205    4,429,205     152,998

  Nantucket Square
    Schaumburg, IL.......   2,200,000    1,908,000   2,349,918     (72,214)    1,908,000   2,277,704    4,185,704      96,128

  Antioch Plaza
    Antioch, IL..........     875,000      268,000   1,360,445    (130,984)      268,000   1,229,461    1,497,461      47,580

  Mundelein Plaza
    Mundelein, IL........   2,810,000    1,695,000   3,965,560     (22,820)    1,695,000   3,942,740    5,637,740      98,844

  Regency Point
    Lockport, IL.........   4,428,690    1,000,000   4,720,800     (21,900)    1,000,000   4,698,900    5,698,900     117,613

  Prospect Heights
    Prospect Heights, IL.   1,095,000      494,300   1,683,755     (11,989)      494,300   1,671,766    2,166,066      27,712

  Montgomery-Sears
    Montgomery, IL.......   1,645,000      768,000   2,714,173     (31,525)      768,000   2,682,648    3,450,648      44,178
                          ------------ ----------- ------------ ------------ ----------- ------------ ----------- -------------
  Subtotal                $20,328,233  $10,233,248  26,752,379    (292,880)   10,233,248  26,459,499   36,692,747     911,931




                                                                INLAND REAL ESTATE CORPORATION
                                                                   (a Maryland corporation)

                                                                         Schedule III
                                                           Real Estate and Accumulated Depreciation

                                                                       December 31, 1996


                          Date
                          Con-
                          stru-        Date
                          cted          Acq
                          ------------ -----------
Single-user Retail
------------------
  Walgreens/Decatur
    Decatur, IL.......... 1988         01/95

  Zany Brainy
    Wheaton, IL.......... 1995         07/96

Neighborhood Retail Centers
---------------------------
  Eagle Crest Shopping Center
    Naperville, IL....... 1991         03/95

  Montgomery-Goodyear
    Montgomery, IL......  1991         09/95

  Hartford/Naperville Plaza
    Naperville, IL....... 1995         09/95

  Nantucket Square
    Schaumburg, IL....... 1980         09/95

  Antioch Plaza
    Antioch, IL.......... 1995         12/95

  Mundelein Plaza
    Mundelein, IL........ 1990         03/96

  Regency Point
    Lockport, IL......... 1993         04/96

  Prospect Heights
    Prospect Heights, IL. 1985         06/96

  Montgomery-Sears
    Montgomery, IL....... 1990         06/96


                                                                INLAND REAL ESTATE CORPORATION
                                                                   (a Maryland corporation)

                                                                   Schedule III (continued)
                                                           Real Estate and Accumulated Depreciation

                                                                       December 31, 1996

                                            Initial Cost                                Gross amount at which carried
                                                 (A)                                        at end of period (B)
                                       ------------------------              --------------------------------------------------
                                                     Buildings   Adjustments    Land       Buildings              Accumulated
                                                       and           to          and         and         Total    Depreciation
                          Encumbrance     Land     improvements   Basis (C)  improvements improvements    (D)          (E)
                          ------------ ----------- ------------ ------------ ------------ ------------ ---------- -------------

  Subtotal                $20,328,233  $10,233,248  26,752,379    (292,880)   10,233,248  26,459,499   36,692,747     911,931

  Salem Square
    Countryside, IL......   3,130,000    1,735,000   4,449,217      (6,900)    1,735,000   4,442,317    6,177,317      61,690

  Hawthorn Village
    Vernon Hills, IL.....   4,280,000    2,619,500   5,887,640        -        2,619,500   5,887,640    8,507,140      73,051

  Six Corners
    Chicago, IL..........   3,100,000    1,440,000   4,538,152        -        1,440,000   4,538,152    5,978,152      31,486

  Spring Hill Fashion Corner
    West Dundee, IL......        -       1,794,000   7,415,396      (9,000)    1,794,000   7,406,396    9,200,396      30,880

  Crestwood Plaza
    Crestwood, IL........        -         325,577   1,483,183        -          325,577   1,483,183    1,808,760        -

  Park St. Claire
    Schaumburg, IL.......        -         319,578   1,205,672      (3,463)      319,578   1,202,209    1,521,787        -

  Lansing Square
    Lansing, IL..........        -       4,075,000  12,179,383      (9,800)    4,075,000  12,169,583   16,244,583        -

  Summit of Park Ridge
    Park Ridge, IL.......        -         672,000   2,497,950      (2,364)      672,000   2,495,586    3,167,586        -

  Grand and Hunt Club
    Gurnee, IL...........        -         969,840   2,622,575     (58,333)      969,840   2,564,242    3,534,082        -

  Quarry Outlot
    Hodgkins, IL.........        -         522,000   1,278,431        -          522,000   1,278,431    1,800,431        -
                          ------------ ----------- ------------ ------------ ----------- ------------ ----------- ------------
    Total                 $30,838,233  $24,705,743  70,309,978    (382,740)   24,705,743  69,927,238   94,632,981   1,109,038
                          ============ =========== ============ ===========  =========== ============ =========== ============




                                                                INLAND REAL ESTATE CORPORATION
                                                                   (a Maryland corporation)

                                                                   Schedule III (continued)
                                                           Real Estate and Accumulated Depreciation

                                                                       December 31, 1996

                          Date
                          Con-
                          stru-        Date
                          cted          Acq
                          ------------ -----------

  Salem Square
    Countryside, IL...... 1973         08/96

  Hawthorn Village
    Vernon Hills, IL..... 1979         08/96

  Six Corners
    Chicago, IL.......... 1966         10/96

  Spring Hill Fashion Corner
    West Dundee, IL...... 1985         11/96

  Crestwood Plaza
    Crestwood, IL........ 1992         12/96

  Park St. Claire
    Schaumburg, IL....... 1994         12/96

  Lansing Square
    Lansing, IL.......... 1991         12/96

  Summit of Park Ridge
    Park Ridge, IL....... 1986         12/96

  Grand and Hunt Club
    Gurnee, IL........... 1996         12/96

  Quarry Outlot
    Hodgkins, IL......... 1996         12/96


                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Schedule III (continued)

                   Real Estate and Accumulated Depreciation

                          December 31, 1996 and 1995

Notes:

   (A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

   (B) The aggregate cost of real estate owned at December 31, 1996 and 1995 for federal income tax purposes was approximately $95,296,000 and $17,486,000, unaudited.

   (C) As part of the Montgomery-Goodyear, Hartford/Naperville Plaza, Nantucket Square, Antioch Plaza, Mundelein Plaza, Regency Point, Prospect Heights Plaza, Montgomery-Sears and Salem Square purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one year to eighteen months or until the spaces are leased. Generally accepted accounting principles require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The Company has recorded $437,678 and $133,016 of such payments as of December 31, 1996 and 1995, respectively.

   (D) Reconciliation of real estate owned:

                                                        1996          1995
                                                   ------------- -------------
       Balance at beginning of year............... $ 17,512,432          -
       Purchases of property......................   77,421,408    17,594,313
       Additions..................................      136,819        51,135
       Payments received under master leases......     (437,678)     (133,016)
                                                   ------------- -------------
       Balance at end of year..................... $ 94,632,981    17,512,432
                                                   ============= =============

   (E) Reconciliation of accumulated depreciation:

       Balance at beginning of year............... $    169,894          -
       Depreciation expense.......................      939,144       169,894
                                                   ------------- -------------
       Balance at end of year..................... $  1,109,038       169,894
                                                   ============= =============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1996.



                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

Officers and Directors

The Company's current officers, directors and key employees are as follows:

                               Functional Title

  Robert D. Parks......... President, Chief Executive Officer, Chief Operating
                           Officer and Affiliated Director
  G. Joseph Cosenza....... Affiliated Director
  Douglas R. Finlayson, MD Independent Director
  Heidi N. Lawton......... Independent Director
  Roland W. Burris........ Independent Director
  Roberta S. Matlin....... Vice President - Administration
  Kelly Tucek............. Secretary, Treasurer and Chief Financial Officer
  Patricia A. Challenger.. Assistant Secretary


ROBERT D. PARKS (age 53) is a Director of The Inland Group, Inc., President, Chairman and Chief Executive Office of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Principal with the National Association of Securities Dealers, Inc., and he is a member of the Real Estate Investment Association and a member of NAREIT.

G. JOSEPH COSENZA (age 53) is a Director and Vice Chairman of The Inland Group, Inc. Mr. Cosenza oversees, coordinates and directs Inland's many enterprises and, in addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught at the LaGrange School District in Hodgkins, Illinois and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester, Illinois.

DOUGLAS R. FINLAYSON M.D. (age 57) has been an Independent Director of the company since October 1994. Dr. Finlayson is a full-time family practice and nutritional medicine physician with Partners in Primary Care in Rolling Meadows, Illinois and Westlake Clinic in Ingleside, Illinois. He joined the Clinic in 1992. From 1968 to 1971, Dr. Finlayson was a battalion surgeon in the United States Army. Dr. Finlayson began private practice in 1971 joining the staff of Northwest Community Hospital, and from 1982 until 1988, Dr. Finlayson served as Medical Director of the Rolling Meadows Alcohol and Drug Dependence Program of Lutheran Welfare Services. From 1988 until joining Westlake Clinic in 1992, Dr. Finlayson practiced medicine on a part-time basis primarily in the area of nutritional medicine. Since 1975, Dr. Finlayson has been involved with buying and selling real estate assets, including vacant land, speculative housing and rental properties, for his own account. In 1978, Dr. Finlayson acquired and developed 100 acres in South Barrington, Illinois, and as a member of the Church Building Committee, led the development of the
Willow Creek Community Church Campus. Since 1983, Dr. Finlayson has been designing computer software systems for medical application including projects for the Illinois Hospital Association. Dr. Finlayson holds a B.S. Degree in Chemistry from the University of Illinois and a M.D. Degree from the University of Heidelberg, Germany.

HEIDI N. LAWTON (age 35) has been an Independent Director since October 1994. Ms. Lawton is managing broker, owner and president of Lawton Realty Group, an Oak Brook, Illinois real estate brokerage firm which she founded in 1989. Lawton Realty Group employs four full-time associates and generates sales volume of approximately $20,000,000 annually. The firm specializes in commercial, industrial and investment real estate brokerage. Ms. Lawton is responsible for all aspects of the operations of the company. She also structures real estate investments for clients--procuring partner/investors, acquiring land and properties and obtaining financing for development and/or acquisition. Prior to founding Lawton Realty Group and while she was earning her B.S. Degree in business management from the National College of Education, she was managing broker for VCR Realty in Addison, Illinois. While there, she was engaged primarily in brokerage of industrial and commercial property. She also provided property management services, including leasing, for a portfolio of more than 100 properties, including condominium complexes, industrial, apartment and small retail shopping centers. At the beginning of her career in real estate, she acted as a general contractor building and selling single-family homes as well as a retail center in Lombard, Illinois. As a licensed real estate professional since 1982, she has served as a member of the Certified Commercial Investment Members, secretary of the Northern Illinois Association of Commercial Realtors, and is a past board member and commercial director of the DuPage Association of Realtors.

ROLAND W. BURRIS (age 59) has been an Independent Director since January 1, 1996. Mr. Burris has been the Managing Partner of Jones, Ware & Grenard, a Chicago law firm since June 1995, where he practices primarily in the areas of environmental, banking and consumer protection. After obtaining his law degree from Howard University Law School in 1963, Mr. Burris began a career in the banking industry initially as a federal bank examiner and then at Continental Illinois National Bank where he rose to the position of vice president. From 1973 to 1995, Mr. Burris was involved in State of Illinois government including holding the positions of State Comptroller and Attorney General of the State of Illinois. Mr. Burris completed his undergraduate studies at Southern Illinois University and studied international law as an exchange student at the University of Hamburg in Germany. Mr. Burris serves on many boards, including the Illinois Criminal Justice Authority, the Financial Accounting Foundation, the Law Enforcement Foundation of Illinois, the African American Citizens Coalition on Regional Development and the Boy Scouts of America. He currently serves as chair of the Illinois State Justice Commission. He is also serving as an adjunct professor in the Master of Public Administration Program at Southern Illinois University.

ROBERTA S. MATLIN (age 52) has been Vice President - Administration of the Company since March 1995. Ms. Matlin joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments of IREIC directing the day-to-day internal operations. She is also the President and a director of Inland Securities Corporation. Prior to joining Inland, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her B.A. Degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a general securities principal.

KELLY TUCEK (age 34) joined Inland in 1989 and is the Secretary, Treasurer and Chief Financial Officer of the Company since August 1996. Ms. Tucek has been the Secretary and Treasurer of the Advisor since August 1996. Ms. Tucek is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department Which includes the accounting for the Company and all public limited partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

PATRICIA A. CHALLENGER (age 44) has been Assistant Secretary of the Company since January 1995. Ms. Challenger joined Inland in 1985 to organize, develop and supervise the asset management function for IREIC. She is currently a Senior Vice President of IREIC. As head of the Asset Management Department, she develops operating and disposition strategies for all investment owned properties. Ms. Challenger is a licensed real estate broker, is a National Association of Securities Dealers registered securities sales representative and is a member of the Urban Land Institute.

Item 11.  Executive Compensation

As of December 31, 1996, the Company incurred $10,500,108 of organizational and offering costs. Pursuant to the terms of the offering, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of the completion of the initial Offering, organizational and offering did not exceed the 5.5% or 15% limitations. As of December 31, 1996, organizational and offering costs of the Second Offering did exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the offerings, however, any excess amounts will be reimbursed by the Advisor.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the offering and to the administration of the Company. Such costs to Affiliates incurred relating to the offering were $692,248 as of December 31, 1996 of which $27,976 was unpaid as of December 31, 1996. In addition, an Affiliate of the Advisor serves as dealer manager of the offering and is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance fee from the Company in connection with the offering. Such amounts incurred were $7,403,965 for the year ended December 31, 1996 of which $298,341 was unpaid as of December 31, 1996. As of December 31, 1996, approximately $6,296,000 of these commissions has been broker/dealers.

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus Other Operating Expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return. For the year ended December 31, 1996, the Company has incurred $238,108 of such fees, all of which remains unpaid at December 31, 1996.

The Company adopted an Independent Director Stock Option Plan which granted each Independent Director an option to acquire 3,000 Shares as of October 19, 1994 and an additional 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 1995 if the Independent Director is a member of the Board on such date. The options for the initial 3,000 Shares granted shall be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The succeeding options are exercisable on the second anniversary of the date of grant. As of December 31, 1996, options for 1,000 Shares have been exercised $9.05.

The Company pays its Independent Directors an annual fee of $1,000. In addition, Independent Directors receive $250 for attendance (in person or by telephone) at each quarterly meeting of the Board or committee thereof. Officers of the Company who are Directors are not paid fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 1995, the Advisor owned 20,000 Shares of Common Stock which represented a 1% ownership of the Company.

(b) The officers and directors of the Company own as a group the following Shares of the Company as of December 31, 1996:

                                 Amount and Nature
                                  of Beneficial             Percent
      Title of Class                 Ownership              of Class
      --------------             -----------------    -------------------
      Common Stock                  4,633 Shares           Less than 1%


    No officer or director of the Company possesses a right to acquire beneficial ownership of Shares.

(c) There exists no arrangement, known to the Company, the operation of which may, at a subsequent date, result in a change in control of the Company.


Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the Advisor, Affiliates or their management other than those described in Items 10 and 11 above. Reference is made to Note (2) of the Notes to Financial Statements (Item 8 of this Annual Report) for information regarding related party transactions.

                                    PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) List of documents filed:

  (1) The financial statements listed in the index at page 18 of this Annual Report are filed as part of this Annual Report.

  (2) Financial Statement Schedules:

      Financial statement schedule for the year ended December 31, 1996 is submitted herewith.

                                                                    Page
                                                                    ----
      Real Estate and Accumulated Depreciation (Schedule III)......  38

      Schedules not filed:

      All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

  (3) Exhibits. Required by the Securities and Exchange Commission Regulation S-K, Item 601. The following documents are incorporated by reference:

      27 Financial Data Schedule

      28 Prospectus to Form S-11

      Registration Statement on Form S-11 and related exhibits, as amended and supplemented, File No. 33-79012, filed under the Securities Act of 1933

(b) Reports on Form 8-K:

    Report on Form 8-K dated November 13, 1996

      Item 2  Acquisition or Disposition of assets
      Item 5  Other Events
      Item 7  Financial Statements and Exhibits

    Report on Form 8-K dated October 18, 1996

      Item 2  Acquisition or Disposition of Assets
      Item 7  Financial Statements and Exhibits


No Annual Report or proxy materials for the year 1996 have been sent to the Stockholders of the Company. An Annual Report and proxy materials will be sent to the Stockholders subsequent to this filing and the Company will furnish copies of such materials to the Commission when they are sent to the Stockholders.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  INLAND REAL ESTATE CORPORATION



  By:   Robert D. Parks
        Chief Executive Officer
        and Affiliated Director
  Date: March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




  By:   Robert D. Parks
        Chief Executive Officer
        and Affiliated Director
  Date: March 24, 1997



  By:   Kelly Tucek                  By:   Heidi N. Lawton
        Chief Financial and                Independent Director
        Accounting Officer           Date: March 24, 1997
  Date: March 24, 1997



  By:   G. Joseph Cosenza            By:   Roland W. Burris
        Affiliated Director                Independent Director
  Date: March 24, 1997               Date: March 24, 1997



  By:   Douglas R. Finlayson, M.D.
        Independent Director
  Date: March 24, 1997