Form 10-Q
period 1997-03-31
INLAND MONTHLY INCOME FUND III INC
filed 1997-05-15
CIK 923284

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

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


                                       N/A
                (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 13, 1997, there were 12,462,632 Shares of Common Stock outstanding.

                        PART I - Financial Information

Item 1.  Financial Statements



                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets

                     March 31, 1997 and December 31, 1996
                                  (unaudited)


                                    Assets
                                    ------

                                                       1997          1996
Investment properties (Notes 1, 4 and 5):              ----          ----
  Land............................................ $ 31,859,748   24,705,743
  Building and improvements.......................   91,746,576   69,927,238
                                                   ------------- ------------
                                                    123,606,324   94,632,981
  Less accumulated depreciation...................    1,850,958    1,109,038
                                                   ------------- ------------
  Net investment properties.......................  121,755,366   93,523,943
                                                   ------------- ------------
Cash and cash equivalents including amounts
  held by property manager (Note 1)...............   22,647,158    8,491,735
Restricted cash (Note 1)..........................    1,117,333      122,043
Accounts and rents receivable (Notes 1 and 5).....    2,666,872    1,914,756
Deposits and other assets (Note 7)................    2,808,079       95,828
Deferred organization costs (net of accumulated
  amortization of $6,865 and $5,492 at March 31,
  1997 and December 31, 1996, respectively)
  (Note 1)........................................       20,597       21,970
Loan fees (net of accumulated amortization
  of $48,866 and $11,875 at March 31, 1997 and
  December 31, 1996, respectively) (Note 1).......      495,004      338,411
                                                   ------------- ------------

    Total assets.................................. $151,510,409  104,508,686
                                                   ============= ============









                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets
                                  (continued)

                     March 31, 1997 and December 31, 1996
                                  (unaudited)



                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                       1997          1996
Liabilities:                                           ----          ----
  Accounts payable................................ $    445,536      289,912
  Accrued offering costs to Affiliates............      838,302      298,341
  Accrued offering costs to non-affiliates........       29,926        4,236
  Accrued interest payable to Affiliates..........        4,699        4,718
  Accrued interest payable to non-affiliates......         -          52,402
  Accrued real estate taxes.......................    3,134,066    2,770,889
  Distributions payable (Note 8)..................      749,856      548,947
  Security deposits...............................      320,966      247,769
  Mortgage payable (Note 6).......................   53,182,067   30,838,233
  Unearned income.................................      375,570       64,590
  Other liabilities...............................         -          32,820
  Due to Affiliates (Note 2)......................      247,191      255,591
                                                   ------------- ------------
    Total liabilities.............................   59,328,179   35,408,448
                                                   ------------- ------------

Stockholders' Equity (Notes 1 and 2):
  Common stock, $.01 par value, 24,000,000 Shares
    authorized; 10,885,216 and 10,878,866, issued
    and outstanding at March 31, 1997 and 8,144,116
    and 8,137,766 issued and outstanding at
    December 31, 1996, respectively...............      108,280       81,000
  Additional paid-in capital (net of offering
    costs of $13,568,479 and $10,500,108 at March
    31, 1997 and December 31, 1996, respectively,
    of which $10,926,010 and $8,096,213 was paid
    to Affiliates, respectively)..................   94,623,475   70,512,073
  Accumulated distributions in excess
    of net income.................................   (2,549,525)  (1,492,835)
                                                   ------------- ------------
    Total stockholders' equity....................   92,182,230   69,100,238
                                                   ------------- ------------
Total liabilities and stockholders' equity........ $151,510,409  104,508,686
                                                   ============= ============



                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Statements of Operations

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)

                                                       1997          1996
                                                       ----          ----
Income:
  Rental income (Notes 1 and 5)................... $ 3,603,584       475,038
  Additional rental income........................   1,061,507       242,290
  Interest income.................................     156,436        43,751
  Other income....................................      36,244          -
                                                   ------------  ------------
                                                     4,857,771       761,079
                                                   ------------  ------------
Expenses:
  Professional services to Affiliates.............       9,500         2,000
  Professional services to non-affiliates.........      30,410        26,068
  General and administrative expenses
    to Affiliates.................................      16,936         7,903
  General and administrative expenses
    to non-affiliates.............................      28,312         2,197
  Advisor asset management fee....................     233,337        48,540
  Property operating expenses to Affiliates.......     172,537        29,136
  Property operating expenses to non-affiliates...   1,686,924       281,477
  Mortgage interest to Affiliates.................      44,454        15,043
  Mortgage interest to non-affiliates.............     961,287          -
  Depreciation....................................     741,920       103,091
  Amortization....................................      38,364         1,373
  Acquisition costs expensed......................       9,090         8,985
                                                   ------------  ------------
                                                     3,973,071       525,813
                                                   ------------  ------------
    Net income.................................... $   884,700       235,266
                                                   ============  ============

Net income per weighted average common stock shares
  outstanding (9,384,792 and 2,000,073 for the
  three months ended March 31, 1997 and 1996,
  respectively.................................... $       .09           .12
                                                   ============  ============









                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                      Statements of Stockholders' Equity

                     March 31, 1997 and December 31, 1996
                                  (unaudited)


                                                     Accumulated
                                          Additional Distributions
                               Common       Paid-in  in excess of
                                Stock      Capital    net income   Total
                             ----------- ----------- ----------- ------------

Balance January 1, 1996..... $   19,996  16,835,183    (240,113)  16,615,066

Net income..................       -           -      2,452,221    2,452,221

Distributions declared
  ($.82 for the year ended
  December 31, 1996 per
  weighted average common
  stock shares outstanding).       -           -     (3,704,943)  (3,704,943)

Proceeds from Offering (net
  of Offering costs of
  $7,378,933................     61,038  53,707,177        -      53,768,215

Repurchases of Shares.......        (34)    (30,287)       -         (30,321)
                             ----------- ----------- ----------- ------------
Balance December 31, 1996...     81,000  70,512,073  (1,492,835)  69,100,238

Net income..................       -           -        884,700      884,700

Distributions declared
  ($.21 for the three months
  ended March 31, 1997 per
  weighted average common
  stock shares outstanding).       -           -     (1,941,390)  (1,941,390)

Proceeds from Offering (net
  of Offering costs of
  $3,068,371)...............     27,280  24,111,402        -      24,138,682
                             ----------- ----------- ----------- ------------

Balance March 31, 1997...... $  108,280  94,623,475  (2,549,525)  92,182,230
                             =========== =========== =========== ============






                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                            Statement of Cash Flows

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)

                                                       1997          1996
Cash flows from operating activities:                  ----          ----
  Net income....................................   $   884,700       235,266
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation................................       741,920       103,091
    Amortization................................        38,364         1,373
    Rental income under master lease agreements.        71,599       109,333
    Changes in assets and liabilities:
      Accounts and rents receivable...............    (752,116)     (158,258)
      Other assets................................    (218,111)      135,814
      Accrued interest payable....................     (52,421)         (471)
      Accrued real estate taxes...................     363,177        89,571
      Accounts payable............................     155,624        36,669
      Unearned income.............................     310,980       (26,578)
      Other current liabilities...................     (32,820)         -
      Due to Affiliates...........................      (8,400)       53,646
      Security deposits...........................      73,197        16,650
                                                   ------------  ------------
Net cash provided by operating activities.........   1,575,693       596,106
                                                   ------------  ------------
Cash flows from investing activities:
  Restricted cash.................................    (995,290)         -
  Additions to investment properties..............     (52,042)     (153,450)
  Purchase of investment properties............... (11,429,015)   (5,657,980)
  Deposits on investment properties...............  (2,494,140)         -
                                                   ------------  ------------
Net cash used in investing activities............. (14,970,487)   (5,811,430)
                                                   ------------  ------------
Cash flows from financing activities:
  Repayment of note to Affiliate..................        -         (360,000)
  Proceeds from offering..........................  27,207,053     9,084,592
  Payments of offering costs......................  (2,502,720)     (885,260)
  Loan proceeds...................................  12,840,000          -
  Loan fees.......................................    (193,584)         -
  Distributions paid..............................  (1,740,481)     (422,750)
  Principal payments of debt......................  (8,060,051)       (2,716)
                                                   ------------  ------------
Net cash provided by financing activities.........  27,550,217     7,413,866
                                                   ------------  ------------
Net increase in cash and cash equivalents.........  14,155,423     2,198,542

Cash and cash equivalents at beginning of period..   8,491,735       738,931
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $22,647,158     2,937,473
                                                   ============  ============


                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                            Statement of Cash Flows
                                  (continued)

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)


Supplemental schedule of noncash investing and financing activities:


                                                       1997           1996
                                                       ----           ----
Purchase of investment properties................ $(28,992,900)    (5,657,980)
  Assumption of mortgage debt....................    9,563,885           -
  Note payable to Affiliate......................    8,000,000           -
                                                  -------------  -------------
                                                  $(11,429,015)    (5,657,980)
                                                  =============  =============

Distributions payable............................ $    749,856        183,457
                                                  =============  =============

Cash paid for interest........................... $  1,058,162         15,513
                                                  =============  =============




























                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements

                                March 31, 1997
                                  (unaudited)


Readers of this Quarterly Report should refer to the Company's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Company's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1)    Organization and Basis of Accounting

Inland Real Estate Corporation (the "Company") was formed on May 12, 1994 to invest in neighborhood retail centers located within an approximate 150-mile radius of its headquarters in Oak Brook, Illinois. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, is the advisor to the Company. On October 14, 1994, the Company commenced an initial public offering, on a best efforts basis, ("Offering") of 5,000,000 shares of common stock ("Shares") at a price of $10 per Share and 1,000,000 Shares at a price of $9.05 per Share to be distributed pursuant to the Company's distribution reinvestment program (the "DRP"). As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares, on a best efforts basis, (the "Second Offering") plus an additional 1,000,000 Shares for distribution through the DRP. As of March 31, 1997, the Company had received subscriptions for a total of 5,878,866 Shares from the Second Offering, resulting in $108,357,364 in gross offering proceeds, including Shares purchased through the Distribution Reinvestment Program. As of March 31, 1997, the Company has repurchased 6,350 Shares through the Share Repurchase Program.

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

                                March 31, 1997
                                  (unaudited)


The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates fair value.

Restricted cash at March 31, 1997 includes $995,290 held in escrow for the principal payments on the Aurora Commons mortgage payable. Restricted cash at March 31, 1997 and December 31, 1996 also includes amounts held in escrow for tenant improvements, concessions and leasing commissions at Antioch Plaza. Such amounts will be added to the basis of the property as tenant improvements are completed.

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

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)


(2)    Transactions with Affiliates

As of March 31, 1997, the Company had incurred $13,568,479 of organization and offering costs. Pursuant to the terms of the offering, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the gross proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of the completion of the initial Offering, organizational and offering did not exceed the 5.5% or 15% limitations. As of March 31, 1997, organizational and offering costs of the Second Offering did not exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the offerings, however, any excess amounts will be reimbursed by the Advisor.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the Offering. Such costs to Affiliates incurred relating to the offering were $964,824 and $692,248 as of March 31, 1997 and December 31, 1996, respectively, of which $260,555 and $120,269 were unpaid as of March 31, 1997 and December 31, 1996, respectively. In addition, an Affiliate of the Advisor serves as dealer manager of the offering and is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance fee from the Company in connection with the offering. Such amounts incurred were $9,961,186 and $7,403,965 as of March 31, 1997 and December 31, 1996, respectively, of which $577,747 and $270,365 was unpaid as of March 31, 1997 and December 31, 1996, respectively. As of March 31, 1997, approximately $8,436,000 of these commissions had been passed through from the Affiliate to unaffiliated soliciting broker/dealers.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the administration of the Company. Such costs are included in professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed of which $13,854 remained unpaid at March 31, 1997.

As of March 31, 1997, the Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)


The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus Other Operating Expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return. For the three months ended March 31, 1997, the Company has incurred $233,337 of such fees, all of which remains unpaid at March 31, 1997.

An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. The Company incurred and paid Property Management Fees of $172,537 and $29,136 for the three months ended March 31, 1997 and 1996, respectively, all of which has been paid.


(3)    Stock Option and Dealer Warrant Plan

The Company adopted an Independent Director Stock Option Plan which granted each Independent Director an option to acquire 3,000 Shares as of October 19, 1994 and an additional 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 1995 if the Independent Director is a member of the Board on such date. The options for the initial 3,000 Shares granted shall be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The succeeding options are exercisable on the second anniversary of the date of grant. As of March 31, 1997, options for 1,000 Shares have been exercised $9.05.

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

                                                 INLAND REAL ESTATE CORPORATION
                                                    (a Maryland corporation)

                                                  Notes to Financial Statements
                                                           (continued)

(4) Investment Properties
                                                                               Gross amount at which carried
                                          Initial Cost (A)                            at end of period
                                     --------------------------     Net      -----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- -------------
Single-user Retail
------------------
  Walgreens/Decatur
    Decatur, IL.............  01/95  $    78,330    1,130,723         -           78,330     1,130,723     1,209,053

  Zany Brainy
    Wheaton, IL.............  07/96      838,000    1,626,033         -          838,000     1,626,033     2,464,033

Neighborhood Retail Centers
---------------------------
  Eagle Crest Shopping Center
    Naperville, IL..........  03/95    1,878,618    2,938,352         -        1,878,618     2,938,352     4,816,970

  Montgomery-Goodyear
    Montgomery, IL..........  09/95      315,000      834,659      (12,692)      315,000      821,967      1,136,967

  Hartford/Naperville Plaza
    Naperville, IL..........  09/95      990,000    3,427,961       11,244       990,000     3,439,205     4,429,205

  Nantucket Square
    Schaumburg, IL..........  09/95    1,908,000    2,349,918      (72,214)    1,908,000     2,277,704     4,185,704

  Antioch Plaza
    Antioch, IL.............  12/95      268,000    1,360,445     (161,464)      268,000     1,198,981     1,466,981

  Mundelein Plaza
    Mundelein, IL...........  03/96    1,695,000    3,965,560      (30,620)    1,695,000     3,934,940     5,629,940

  Regency Point
    Lockport, IL............  04/96    1,000,000    4,720,800      (24,225)    1,000,000     4,696,575     5,696,575

  Prospect Heights
    Prospect Heights, IL....  06/96      494,300    1,683,755      (11,989)      494,300     1,671,766     2,166,066

  Montgomery-Sears
    Montgomery, IL..........  06/96      768,000    2,714,173      (46,150)      768,000     2,668,023     3,436,023
                                     ------------ ------------  -----------  ------------  ------------  ------------
    Subtotal                         $10,233,248   26,752,379     (348,110)   10,233,248    26,404,269    36,637,517

                                            INLAND REAL ESTATE CORPORATION
                                               (a Maryland corporation)

                                             Notes to Financial Statements
                                                      (continued)


(4) Investment Properties (continued)
                                                                               Gross amount at which carried
                                          Initial Cost (A)                            at end of period
                                     --------------------------     Net      -----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- -------------
  Subtotal                           $10,233,248   26,752,379     (348,110)   10,233,248    26,404,269    36,637,517

  Salem Square
    Countryside, IL.........  08/96    1,735,000    4,449,217      (12,075)    1,735,000     4,437,142     6,172,142

  Hawthorn Village
    Vernon Hills, IL........  08/96    2,619,500    5,887,640         -        2,619,500     5,887,640     8,507,140

  Six Corners
    Chicago, IL.............  10/96    1,440,000    4,538,152         -        1,440,000     4,538,152     5,978,152

  Spring Hill Fashion Corner
    West Dundee, IL.........  11/96    1,794,000    7,415,396       (3,500)    1,794,000     7,411,896     9,205,896

  Crestwood Plaza
    Crestwood, IL...........  12/96      325,577    1,483,183          750       325,577     1,483,933     1,809,510

  Park St. Claire
    Schaumburg, IL..........  12/96      319,578    1,205,672        5,537       319,578     1,211,209     1,530,787

  Lansing Square
    Lansing, IL.............  12/96    4,075,000   12,179,383        3,158     4,075,000    12,182,541    16,257,541

  Summit of Park Ridge
    Park Ridge, IL..........  12/96      672,000    2,497,950          187       672,000     2,498,137     3,170,137

  Grand and Hunt Club
    Gurnee, IL..............  12/96      969,840    2,622,575      (53,343)      969,840     2,569,232     3,539,072

  Quarry Outlot
    Hodgkins, IL............  12/96      522,000    1,278,431        5,099       522,000     1,283,530     1,805,530

  Maple Park Place
    Bolingbrook, IL.........  01/97    3,115,005   12,220,332         -        3,115,005    12,220,332    15,335,337

  Aurora Commons
    Aurora, IL..............  01/97    3,220,000    8,318,661         -        3,220,000     8,318,661    11,538,661

  Lincoln Park Place
    Chicago, IL.............  01/97      819,000    1,299,902         -          819,000     1,299,902     2,118,902
                                     ------------ ------------  -----------  ------------  ------------  ------------
    Total                            $31,859,748   92,148,873     (402,297)   31,859,748    91,746,576   123,606,324
                                     ============ ============  ===========  ============  ============  ============

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)


(4) Investment Properties (continued)

(A) The initial cost to the Company, represents the original purchase price of the property, including amounts incurred subsequent to acquisition, which were contemplated at the time the property was acquired.

(B) Adjustments to basis includes additions to investment properties and payments received under master lease agreements. As part of several purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. Generally Accepted Accounting Principles ("GAAP") require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The cumulative amount of such payments was $642,293 and $570,694 as of March 31, 1997 and December 31, 1996, respectively. (Note 5)


(5) Operating Leases


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

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include increases of $99,411 and $7,295 for the three months ended March 31, 1997 and 1996, of rental income for the period of occupancy for which stepped rent increases apply and $230,732 and $131,638 in related accounts receivable as of March 31, 1997 and December 31, 1996, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)

(6) Mortgages and Note Payable

Mortgages payable consist of the following at March 31, 1997 and December 31, 1996:
                        Current              Current          Balance at
Property as             Interest   Maturity  Monthly    March 31,  December 31,
Collateral                Rate       Date   Payment(a)     1997        1996
-----------            ---------- --------- ---------- ----------- ------------
Mortgage payable to Affiliate:
  Walgreens               7.655%   05/2004  $  5,689   $   736,611     739,543
Mortgages payable to non-affiliates:
  Regency Point           7.2375%  08/2000     (b)       4,412,963   4,428,690
  Eagle Crest             7.850%   10/2003    15,373     2,350,000   2,350,000
  Nantucket Square        7.850%   10/2003    14,392     2,200,000   2,200,000
  Antioch Plaza           7.850%   10/2003     5,724       875,000     875,000
  Mundelein Plaza         7.850%   10/2003    18,382     2,810,000   2,810,000
  Montgomery-Goodyear     7.850%   10/2003     4,121       630,000     630,000
  Montgomery-Sears        7.850%   08/2003    10,761     1,645,000   1,645,000
  Hartford/Naperville     7.850%   08/2003    15,111     2,310,000   2,310,000
  Zany Brainy             7.590%   01/2004     7,875     1,245,000   1,245,000
  Prospect Heights
    Plaza                 7.590%   01/2004     6,926     1,095,000   1,095,000
  Hawthorn Village
    Commons               7.590%   01/2004    27,071     4,280,000   4,280,000
  Six Corners Plaza       7.590%   01/2004    19,608     3,100,000   3,100,000
  Salem Square
    Shopping Center       7.590%   01/2004    19,797     3,130,000   3,130,000
  Lansing Square          7.800%   01/2004    52,975     8,150,000        -
  Spring Hill Fashion
    Mall                  7.800%   01/2004    30,485     4,690,000        -
  Aurora Commons (c)      9.000%   10/2001    85,423     9,522,493        -
                                                       ----------- ------------
Mortgages Payable....................................  $53,182,067  30,838,233
                                                       =========== ============

(a) All payments are interest only, with the exception of the loans secured by the Walgreens, Regency Point and Aurora Commons properties.

(b) Payments on this mortgage are based on a floating interest rate of 180 basis points over the 30-day LIBOR rate, which adjusts monthly, amortizing over 25 years.

(c) The Company received a credit for interest expense on the debt at closing, which is included in restricted cash, along with an amount set aside by the Company for principal payments on the debt. Interest income earned on the restricted cash amounts, when netted with interest expense on the debt, results in an adjusted interest rate on the debt of approximately 8.2%.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)


(7) Deposits on Investment Properties

On February 7, 1997, the Company made an initial deposit of $1,228,510 for the purchase of Forest Commons. The balance of the purchase price, approximately $10,607,000 will be paid upon completion of the redevelopement of the center and when the anticipated main tenant, Dominick's Finer Foods, Inc., begins paying rent under a lease agreement.

On February 7, 1997, the Company made an initial deposit of $1,265,630 for the purchase of Downers Grove Plaza. The balance of the purchase price, approximately $15,382,000 will be paid upon completion of the redevelopement of the center and when the anticipated main tenant, Dominick's Finer Foods, Inc. begins paying rent under a lease agreement.

The Company earns interest on these deposits at the rate of 9.3% per annum.


(8) Subsequent Events

As of May 13, 1997, subscriptions for a total of 12,462,632 Shares were received, bringing total gross offering proceeds to $124,445,135.

In April 1997, the Company paid a distribution of $749,856 to the Stockholders.

On April 11, 1997, the Company purchased the Niles Shopping Center from an unaffiliated third party for approximately $3,280,000. The property is located in Niles, Illinois and contains 26,117 square feet of leasable space.

On May 6, 1997, the Company purchased the Mallard Crossing Shopping Center from an unaffiliated third party for approximately $8,000,000. The property is located in Elk Grove Village, Illinois and contains 82,949 square feet of leasable space. Its anchor tenant is Eagle Foods.

On May 6, 1997, the Company purchased Cobblers Crossing Shopping Center from an unaffiliated third party for approximately $10,800,000. The property is located in Elgin, Illinois and contains 102,642 square feet of leasable space. Its anchor tenant is Jewel/Osco.

On May 9, 1997, the Company purchased Ameritech Outlot from an unaffiliated third party for approximately $1,050,000. The property is located in Joliet, Illinois. It consists of a 4,504 square foot building occupied solely by Ameritech.

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


Liquidity and Capital Resources

As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the initial Offering. On July 24, 1996, the Company commenced a follow-on Offering of 10,000,000 shares plus an additional 1,000,000 shares available for distribution through the DRP. As of March 31, 1997, the Company had received subscriptions for a total of 5,878,866 Shares of the follow-on Offering, resulting in $108,357,364 in Gross Offering Proceeds. As of March 31, 1997, the Company has repurchased 6,350 Shares through the Share Repurchase Program.

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

As of March 31, 1997, the Company had acquired twenty-four properties utilizing approximately $86,523,702 of cash and cash equivalents. Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents at March 31, 1997 and December 31, 1996 were $22,647,158 and $8,491,735 respectively. This increase was due to the additional sales proceeds raised and $38,510,000 in loan proceeds from financing the properties. Partially offsetting the increase in cash and cash equivalents was the purchase of seventeen additional properties since March 31, 1996 and the payment of Offering costs.

The Company intends to use cash and cash equivalents to purchase additional properties, to pay distributions and to pay offering costs.

The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. Commencing with the fourth quarter of 1996, the Company increased the monthly distributions from 8.0% to 8.3% per annum on weighted average shares. Beginning March 1, 1997, the Company increased the monthly distribution paid to 8.5% per annum on weighted average shares.
Distributions declared for the three months ended March 31, 1997 were $1,941,390, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end.

Management of the Company monitors the various qualification tests the Company must meet to maintain its status as a real estate investment trust. Large ownership of the Company's stock is tested upon purchase to determine that no more than 50% in value of the outstanding stock is owned directly, or indirectly, by five or fewer persons or entities at any time. Management of the Company also determines, on a quarterly basis, that the Gross Income, Asset and Distribution Tests as described in the section of the Prospectus entitled "Federal Income Tax Considerations--Taxation of the Company--REIT Qualification Tests" are met. On an ongoing basis, as due diligence is performed by management of both the Company and the Advisor on potential real estate purchases or temporary investment of uninvested capital, management of both entities determines that the income from the new asset will qualify for REIT purposes. Beginning with the year ended December 31, 1995, the Company qualified as a REIT.

Cash Flows From Operating Activities

Net cash provided by operating activities increased by approximately $980,000 for the three months ended March 31, 1997 to $1,575,693 from $596,106 for the same period in 1996. This increase is due primarily to an increase in net income for the three months ended March 31, 1997, as compared to the net income for the three months ended March 31, 1996. This increase in net income is due to the purchase of additional properties. As of March 31, 1997, the Company had acquired twenty-four properties, as compared to seven properties as of March 31, 1996.

Cash Flows From Investing Activities

During the three months ended March 31, 1997, the Company utilized $11,429,015 in investing activities for the purchase of three properties, as compared to the $5,657,980 utilized in the three months ended March 31, 1996 for the purchase of one property.

Cash Flows From Financing Activities

For the three months ended March 31, 1997, the Company generated $27,550,217 of cash flows from financing activities as compared to $7,413,866 of cash flows generated from financing activities for the three months ended March 31, 1996. This increase is due primarily to the increase in proceeds raised from the Offering of $27,207,053 for the three months ended March 31, 1997, as compared to $9,084,592 of Offering proceeds raised for the three months ended March 31, 1996. This increase is partially offset by an increase in the cash used for the payment of Offering costs for the three months ended March 31, 1997. The increase is also partially offset by an increase in the amount of distributions paid for the three months ended March 31, 1997 of $1,740,481 as compared to the distributions paid for the three months ended March 31, 1996 of $422,750.

The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the Gross Offering Proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including such selling expenses) which together exceed 15% of the Gross Offering Proceeds. As of March 31, 1997, organizational and offering costs did not exceed this limitation.

Results of Operations

As of March 31, 1997, subscriptions for a total of 10,878,866 Shares were received from the public resulting in $108,357,364 in Gross Offering Proceeds, which includes the Advisor's capital contribution of $200,000 and Shares purchased through the DRP.

Funds from operations ("FFO") means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and other non-cash items. FFO and funds available for distribution for the three months ended March 31, 1997 and 1996 are calculated as follows:

                                                       1997          1996
                                                       ----          ----
     Net income................................... $   884,700       235,266
     Depreciation.................................     741,920       103,091
                                                   ------------  ------------
       Funds from operations(1)...................   1,626,620       338,357

     Deferred rent receivable (2).................     (99,411)       (7,295)
     Rental income received under
      Master lease agreements (3).................      71,599       109,333
                                                   ------------  ------------
     Funds available for distribution............. $ 1,598,808       440,395
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

  (3) As part of the purchase of some of the properties, the Company will receive rent under master lease agreements on some of the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. Generally accepted accounting principles require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. For the three months ended March 31, 1997 and 1996, the Company has recorded $71,599 and $109,333, respectively of such payments. Reference is made to Note (5) of the Notes to Financial Statements of the Company.

Total income for the three months ended March 31, 1997 and 1996 was $4,857,771 and $761,079, respectively. This increase was due to the purchase of additional properties. As of March 31, 1997, the Company had acquired twenty-four properties, as compared to seven properties as of March 31, 1996. The purchase of additional properties also resulted in increases in property operating expenses to Affiliates and non-affiliates and depreciation expense.

The increase in mortgage interest to Affiliates and non-affiliates for the three months ended March 31, 1997, as compared to the three months ended March 31,
1996, is due to several factors. The Company assumed mortgages as part of the purchases of Regency Point and Aurora Commons. The Company also obtained $38,510,000 of financing from an unaffiliated lender, on fourteen properties previously acquired. The Company continues to have a mortgage collateralized by the Walgreens, Decatur property payable to an Affiliate.

Interest income is the result of cash and cash equivalents being invested in short-term investments until a property is purchased.

The increases in professional services to non-affiliates and general and administrative expenses to Affiliates and non-affiliates for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, is due to the management of an increased number of real estate assets.


The following is a list of approximate physical occupancy levels for the Company's investment properties as of the end of each quarter during 1996 and 1997. N/A indicates the property was not owned by the Company at the end of the quarter.

                                    1996                        1997
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Walgreens                   100%  100%  100%  100%      100%
  Decatur, Illinois
Eagle Crest                 100%  100%  100%  100%       97%*
  Naperville, Illinois
Montgomery-Goodyear         100%  100%  100%  100%       77%
  Montgomery, Illinois
Hartford/Naperville Plaza   100%  100%  100%  100%      100%
  Naperville, Illinois
Nantucket Square             81%   81%   94%   85%       94%
  Schaumburg, Illinois
Antioch Plaza                49%   49%   49%   57%       59%*
  Antioch, Illinois
Mundelein Plaza             100%  100%  100%  100%      100%
  Mundelein, IL
Regency Point               N/A    97%   97%   97%      100%
  Lockport, IL
Prospect Heights            N/A    78%  100%  100%       83%*
  Prospect Heights, IL
Montgomery-Sears            N/A    85%   85%   85%       85%*
  Montgomery, IL

                                    1996                        1997
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----

Zany Brainy                 N/A   N/A   100%  100%      100%
  Wheaton, IL
Salem Square                N/A   N/A    97%   97%       97%*
  Countryside, IL
Hawthorn Village            N/A   N/A    99%   98%       97%
  Vernon Hills, IL
Six Corners                 N/A   N/A   N/A    92%       94%
  Chicago, IL
Spring Hill Fashion Ctr.    N/A   N/A   N/A    95%       96%
  West Dundee, IL
Crestwood Plaza             N/A   N/A   N/A   100%      100%
  Crestwood, IL
Park St. Claire             N/A   N/A   N/A   100%      100%
  Schaumburg, IL
Lansing Square              N/A   N/A   N/A    89%       90%
  Lansing, IL
Summit of Park Ridge        N/A   N/A   N/A    81%       82%*
  Park Ridge, IL
Grand and Hunt Club         N/A   N/A   N/A   100%      100%
  Gurnee, IL
Quarry Outlot               N/A   N/A   N/A   100%      100%
  Hodgkins, IL
Maple Park Place            N/A   N/A   N/A   N/A        99%
  Bolingbrook, IL
Aurora Commons              N/A   N/A   N/A   N/A        99%
  Aurora, IL
Lincoln Park Place          N/A   N/A   N/A   N/A       100%
  Chicago, IL


  * As part of the purchase of these properties the Company receives rent under master lease agreements on the space which was vacant at the time of the purchase, resulting in 100% economic occupancy at March 31, 1997 for Antioch, Montgomery-Sears and Salem Square.

    As part of the purchase of Summit of Park Ridge, a portion of the Seller's proceeds were escrowed for the monthly release of master lease payments. The master lease agreements along with credits for signed leases resulted in 93% economic occupancy at March 31, 1997.

    The master lease agreements are for periods ranging from one to two years or until the spaces are leased.

    The Company has received termination fees resulting in 100% economic occupancy for Eagle Crest and Prospect Heights.

Subsequent Events

On April 11, 1997, the Company purchased the Niles Shopping Center from an unaffiliated third party for approximately $3,280,000. The property is located in Niles, Illinois and contains 26,117 square feet of leasable space.

On May 6, 1997, the Company purchased the Mallard Crossing Shopping Center from an unaffiliated third party for approximately $8,000,000. The property is located in Elk Grove Village, Illinois and contains 82,949 square feet of leasable space. Its anchor tenant is Eagle Foods.

On May 6, 1997, the Company purchased Cobblers Crossing Shopping Center from an unaffiliated third party for approximately $10,800,000. The property is located in Elgin, Illinois and contains 102,642 square feet of leasable space. Its anchor tenant is Jewel/Osco.

On May 9, 1997, the Company purchased Ameritech Outlot from an unaffiliated third party for approximately $1,050,000. The property is located in Joliet, Illinois. It consists of a 4,504 square foot building occupied solely by Ameritech.

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

         (27) Financial Data Schedule

    (b)  Report on Form 8-K dated January 7, 1997
         Item 2.  Acquisition or Disposition of Assets
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated January 24, 1997
         Item 2.  Acquisition or Disposition of Assets
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated March 3, 1997
         Item 2.  Acquisition or Disposition of Assets
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated March 5, 1997
         Item 7.  Financial Statements and Exhibits

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND REAL ESTATE CORPORATION

                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chief Executive Officer
                            Date: May 14, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Chief Financial and Accounting Officer
                            Date: May 14, 1997