Form 10-Q
period 1997-06-30
INLAND REAL ESTATE CORP
filed 1997-08-12
CIK 923284

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1997

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


2901 Butterfield Road, Oak Brook, Illinois                 60523
(Address of principal executive office)                   (Zip code)


       Registrant's telephone number, including area code:  630-218-8000


                                      N/A
                (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of August 11, 1997, there were 16,295,258 shares of common stock outstanding.

                         Part 1 - Financial Statements


Item 1.  Financial Statements


                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets

                      June 30, 1997 and December 31, 1996
                                  (unaudited)


                                    Assets
                                    ------

                                                       1997          1996
                                                       ----          ----
Investment properties (Notes 1, 4 and 5):
  Land............................................ $ 46,784,498   24,705,743
  Building and improvements.......................  135,113,547   69,927,238
                                                   ------------- ------------
                                                    181,898,045   94,632,981
  Less accumulated depreciation...................    2,748,557    1,109,038
                                                   ------------- ------------
  Net investment properties.......................  179,149,488   93,523,943

Cash and cash equivalents including amounts
  held by property manager (Note 1)...............   16,912,223    8,491,735
Restricted cash (Note 1)..........................    1,501,442      122,043
Accounts and rents receivable (Note 5)............    3,848,015    1,914,756
Deposits and other assets.........................    2,964,333       95,828
Deferred organization costs (net of accumulated
  amortization of $8,239 and $5,492 at June 30,
  1997 and December 31, 1996, respectively)
  (Note 1)........................................       19,223       21,970
Loan fees (net of accumulated amortization
  of $69,387 and $11,875 at June 30, 1997 and
  December 31, 1996, respectively) (Note 1).......      812,433      338,411
                                                   ------------- ------------

    Total assets.................................. $205,207,157  104,508,686
                                                   ============  ============










                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets
                                  (continued)

                      June 30, 1997 and December 31, 1996
                                  (unaudited)



                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                       1997          1996
Liabilities:                                           ----          ----
  Accounts payable................................ $    486,654      289,912
  Accrued offering costs to Affiliates............      745,994      298,341
  Accrued offering costs to non-affiliates........      131,702        4,236
  Accrued interest payable to Affiliates..........        4,680        4,718
  Accrued interest payable to non-affiliates......        5,645       52,402
  Accrued real estate taxes.......................    4,861,649    2,770,889
  Distributions payable (Note 7)..................      971,540      548,947
  Security deposits...............................      485,319      247,769
  Mortgages payable (Note 6)......................   73,130,071   30,838,233
  Unearned income.................................      369,135       64,590
  Other liabilities...............................      286,097       32,820
  Due to Affiliates (Note 2)......................      325,906      255,591
                                                   ------------- ------------
    Total liabilities.............................   81,804,392   35,408,448
                                                   ------------- ------------

Stockholders' Equity (Notes 1 and 2):
  Common stock, $.01 par value, 24,000,000 Shares
    authorized; 14,610,007 and 14,583,394 Shares
    issued and outstanding at June 30, 1997 and
    8,144,116 and 8,137,766 Shares issued and
    outstanding at December 31, 1996,
    respectively..................................      144,353       81,000
  Additional paid-in capital (net of offering
    costs of $17,645,988 and $10,500,108 at June
    30, 1997 and December 31, 1996, respectively of
    which $14,364,462 and $8,096,213 was paid
    to Affiliates, respectively)..................  126,494,374   70,512,073
  Accumulated distributions in excess of
    net income....................................   (3,235,962)  (1,492,835)
                                                   ------------- ------------
    Total stockholders' equity....................  123,402,765   69,100,238
                                                   ------------- ------------
Total liabilities and stockholders' equity........ $205,207,157  104,508,686
                                                   ============  ============




                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                            Statement of Operations

           For the three and six months ended June 30, 1997 and 1996
                                  (unaudited)

                                         Three months          Six months
                                            ended                 ended
                                           June 30,              June 30,
                                           --------              --------
                                       1997       1996       1997       1996
Income:                                ----       ----       ----       ----
  Rental income (Notes 1 and 5).... $4,367,866   845,598   7,971,450 1,320,636
  Additional rental income.........  2,348,354   147,334   3,409,861   389,624
  Interest income..................    318,367    80,838     474,803   124,589
  Other income.....................     24,976    52,806      61,220    52,806
                                    ---------- ---------- ---------- ----------
                                     7,059,563 1,126,576  11,917,334 1,887,655
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................      9,970     8,654      19,470    10,654
  Professional services to
    non-affiliates.................     33,515    10,160      63,925    36,228
  General and administrative
    to Affiliates..................     21,119    43,532      38,055    51,435
  General and administrative
    expenses to non-affiliates.....     34,376     3,797      62,688     5,994
  Advisor asset management fee.....    289,663    76,992     523,000   125,532
  Property operating expenses
    to Affiliates..................    243,793    42,960     416,330    72,096
  Property operating expenses
    to non-affiliates..............  2,355,922   165,149   4,042,846   446,626
  Mortgage interest to Affiliates..     14,059    14,280      58,513    29,323
  Mortgage interest to
    non-affiliates.................  1,096,429    77,804   2,057,716    77,804
  Depreciation.....................    897,599   174,409   1,639,519   277,500
  Amortization.....................     21,895     1,373      60,259     2,746
  Acquisition costs expensed.......     43,759     8,165      52,849    17,150
                                    ---------- ---------- ---------- ----------
                                     5,062,099   627,275   9,035,170 1,153,088
                                    ---------- ---------- ---------- ----------
    Net income..................... $1,997,464   499,301   2,882,164   734,567
                                    ========== ========== ========== ==========

Net income per weighted average
  common stock shares outstanding
  (12,617,022 and 3,558,960 for the
  three months ended June 30, 1997 and
  1996, respectively and 10,945,945
  and 2,956,008 for the six months
  ended June 30, 1997 and 1996,
  respectively).................... $      .16       .14         .26       .25
                                    ========== ========== ========== ==========

                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                      Statements of Stockholders' Equity

                      June 30, 1997 and December 31, 1996


                                                     Accumulated
                                          Additional Distributions
                               Common      Paid-in   in excess of
                                Stock      Capital    net income   Total
                             ----------- ----------- ----------- -----------

Balance January 1, 1996..... $   19,996   16,835,183   (240,113)  16,615,066

Net income..................       -            -     2,452,221    2,452,221

Distributions declared
  ($.82 for the year ended
  December 31, 1996 per
  weighted average common
  stock shares outstanding).       -            -    (3,704,943)  (3,704,943)

Proceeds from Offering (net
  of Offering costs of
  $7,378,933)...............     61,038   53,707,177       -      53,768,215

Repurchases of Shares.......        (34)     (30,287)      -         (30,321)
                             ----------- ----------------------- ------------
Balance December 31, 1996...     81,000   70,512,073 (1,492,835)  69,100,238

Net income..................       -            -     2,882,164    2,882,164

Distributions declared
  ($.42 for the six months
  ended June 30, 1997 per
  weighted average common
  stock shares outstanding).       -            -    (4,625,291)  (4,625,291)

Proceeds from Offering (net
  of Offering costs of
  $7,145,880)...............     63,556   56,165,479       -      56,229,035

Repurchases of Shares.......       (203)    (183,178)      -        (183,381)
                             ----------- ----------------------- ------------
Balance June 30, 1997....... $  144,353  126,494,374 (3,235,962) 123,402,765
                             =========== =========== =========== ============






                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                            Statement of Cash Flows

                For the six months ended June 30, 1997 and 1996
                                  (unaudited)


                                                       1997          1996
Cash flows from operating activities:                  ----          ----
  Net income...................................... $ 2,882,164       734,567
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation..................................   1,639,519       277,500
    Amortization..................................      60,259         2,746
    Rental income under master lease..............     139,874       194,508
    Changes in assets and liabilities:
      Accounts and rents receivable...............  (1,933,259)     (465,358)
      Other assets................................    (374,365)       44,650
      Accrued interest payable....................     (46,795)       26,435
      Accrued real estate taxes...................   2,090,760       356,218
      Accounts payable............................     196,742       204,911
      Unearned income.............................     304,545        24,132
      Other current liabilities...................     253,277         3,987
      Due to Affiliates...........................      70,315       176,641
      Security deposits...........................     237,550        53,871
                                                   ------------  ------------
Net cash provided by operating activities.........   5,520,586     1,634,808
                                                   ------------  ------------
Cash flows from investing activities:
  Restricted cash.................................  (1,379,399)         -
  Additions to investment properties..............    (520,939)     (168,035)
  Purchase of investment properties............... (69,320,114)  (12,519,834)
  Deposits on investment properties...............  (2,494,140)         -
                                                   ------------  ------------
Net cash used in investing activities............. (73,714,592)  (12,687,869)
                                                   ------------  ------------
Cash flows from financing activities:
  Repayment of note to Affiliate..................        -         (360,000)
  Proceeds from offering..........................  63,191,534    23,730,034
  Payments of offering costs......................  (6,570,761)   (2,796,689)
  Loan proceeds...................................  32,848,379          -
  Loan fees.......................................    (531,534)         -
  Distributions paid..............................  (4,202,698)   (1,049,946)
  Principal payments of debt......................  (8,120,426)      (18,317)
                                                   ------------  ------------
Net cash provided by financing activities.........  76,614,494    19,505,082
                                                   ------------  ------------
Net increase in cash and cash equivalents.........   8,420,488     8,452,021

Cash and cash equivalents at beginning of period..   8,491,735       738,931
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $16,912,223     9,190,952
                                                   ============  ============

                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                            Statement of Cash Flows
                                  (continued)

                For the six months ended June 30, 1997 and 1996
                                  (unaudited)



Supplemental schedule of noncash investing and financing activities:

                                                1997           1996
                                                ----           ----
Purchase of investment properties.......... $(86,883,999)   (16,993,010)
Assumption of debt.........................    9,563,885      4,473,176
Note payable...............................    8,000,000           -
                                            -------------  -------------
                                             (69,320,114)   (12,519,834)
                                            =============  =============


Distributions payable...................... $    971,540        269,137
                                            =============  =============






























                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements

                                 June 30, 1997
                                  (unaudited)


Readers of this Quarterly Report should refer to the Company's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Company's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Real Estate Corporation (the "Company") was formed on May 12, 1994 to invest in neighborhood retail centers located within an approximate 150-mile radius of its headquarters in Oak Brook, Illinois. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, is the advisor to the Company. On October 14, 1994, the Company commenced an initial public offering, on a best efforts basis, ("Offering") of 5,000,000 shares of common stock ("Shares") at a price of $10 per Share and 1,000,000 Shares at a price of $9.05 per Share to be distributed pursuant to the Company's distribution reinvestment program (the "DRP"). As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares, on a best efforts basis, (the "Second Offering") plus an additional 1,000,000 Shares for distribution through the DRP. As of June 30, 1997, the Company had received subscriptions for a total of 9,583,394 Shares from the Second Offering, resulting in $144,525,563 in total gross offering proceeds, including Shares purchased through the Distribution Reinvestment Program. As of June 30, 1997, the Company has repurchased 26,613 Shares through the Share Repurchase Program.

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

                                 June 30, 1997
                                  (unaudited)


The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates fair value.

Restricted cash at June 30, 1997 includes $967,290 held in escrow for the principal payments on the Aurora Commons mortgage payable and $88,298 held in escrow by the mortgagee for the payment of real estate taxes at Aurora Commons. Restricted cash at June 30, 1997 also includes amounts held as vacancy escrows on Cobblers Crossing, Mallard Crossing and Park St. Claire Shopping Center. Restricted cash at June 30, 1997 and December 31, 1996 also includes amounts held in escrow for tenant improvements, concessions and leasing commissions at Antioch Plaza. Such amounts will be added to the basis of the property as tenant improvements are completed.

Statement of Financial Accounting Standards No. 121 requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of June 30, 1997, the Partnership has not recognized any such impairments on its properties.

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

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


(2) Transactions with Affiliates

As of June 30, 1997, the Company had incurred $17,645,988 of organization and offering costs. Pursuant to the terms of the offering, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the gross proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of the completion of the initial Offering, organizational and offering did not exceed the 5.5% or 15% limitations. As of June 30, 1997, organizational and offering costs of the Second Offering did not exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the offerings, however, any excess amounts will be reimbursed by the Advisor.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the
Offering. Such costs to Affiliates incurred relating to the offering were $1,053,167 and $692,248 as of June 30, 1997 and December 31, 1996, respectively, of which $2,906 and $120,269 were unpaid as of June 30, 1997 and December 31, 1996, respectively. In addition, an Affiliate of the Advisor serves as dealer manager of the offering and is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance fee from the Company in connection with the offering. Such amounts incurred were $13,311,295 and $7,403,965 as of June 30, 1997 and December 31, 1996, respectively, of which $743,088 and $270,365 was unpaid as of June 30, 1997 and December 31, 1996, respectively. As of June 30, 1997, approximately $11,417,000 of these commissions had been passed through from the Affiliate to unaffiliated soliciting broker/dealers.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the administration of the Company. Such costs are included in professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed of which $2,906 remained unpaid at June 30, 1997.

As of June 30, 1997, the Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus Other Operating Expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return. For the six months ended June 30, 1997, the Company has incurred $523,000 of such fees, of which $323,000 remains unpaid at June 30, 1997.

An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. The Company incurred and paid Property Management Fees of $416,330 and $72,096 for the six months ended June 30, 1997 and 1996, respectively, all of which has been paid.


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

                                                 INLAND REAL ESTATE CORPORATION
                                                    (a Maryland corporation)

                                                  Notes to Financial Statements
                                                           (continued)


(4) Investment Properties                                                      Gross amount at which carried
                                          Initial Cost (A)                            at end of period
                                     --------------------------     Net      -----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
Single-user Retail           ------- ------------ ------------- ------------ ------------- ------------- -------------
------------------
  Walgreens/Decatur
    Decatur, IL.............  01/95  $    78,330    1,130,723         -           78,330     1,130,723     1,209,053

  Zany Brainy
    Wheaton, IL.............  07/96      838,000    1,626,033         -          838,000     1,626,033     2,464,033

  Ameritech
    Joliet, IL..............  05/97      170,000      883,293         -          170,000       883,293     1,053,293

  Dominicks-Schaumburg
    Schaumburg, IL..........  05/97    2,670,250    8,012,450         -        2,670,250     8,012,450    10,682,700

  Dominicks-Highland Park
    Highland Park, IL.......  06/97    3,200,000    9,593,565         -        3,200,000     9,593,565    12,793,565

Neighborhood Retail Centers
---------------------------
  Eagle Crest Shopping Center
    Naperville, IL..........  03/95    1,878,618    2,938,352      115,828     1,878,618     3,054,180     4,932,798

  Montgomery-Goodyear
    Montgomery, IL..........  09/95      315,000      834,659      (12,692)      315,000       821,967     1,136,967

  Hartford/Naperville Plaza
    Naperville, IL..........  09/95      990,000    3,427,961       11,244       990,000     3,439,205     4,429,205

  Nantucket Square
    Schaumburg, IL..........  09/95    1,908,000    2,349,918      (72,214)    1,908,000     2,277,704     4,185,704

  Antioch Plaza
    Antioch, IL.............  12/95      268,000    1,360,445     (163,744)      268,000     1,196,701     1,464,701

  Mundelein Plaza
    Mundelein, IL...........  03/96    1,695,000    3,965,560      (38,493)    1,695,000     3,927,067     5,622,067

  Regency Point
    Lockport, IL............  04/96    1,000,000    4,720,800      (24,225)    1,000,000     4,696,575     5,696,575

  Prospect Heights
    Prospect Heights, IL....  06/96      494,300    1,683,755      (11,989)      494,300     1,671,766     2,166,066

  Montgomery-Sears
    Montgomery, IL..........  06/96      768,000    2,714,173      (31,192)      768,000     2,682,981     3,450,981
                                     ------------ ------------- ------------ ------------- ------------- ------------
    Subtotal                         $16,273,498   45,241,687     (227,477)   16,273,498    45,014,210    61,287,708

                                            INLAND REAL ESTATE CORPORATION
                                               (a Maryland corporation)

                                             Notes to Financial Statements
                                                      (continued)


(4) Investment Properties (continued)                                          Gross amount at which carried
                                          Initial Cost (A)                            at end of period
                                     --------------------------     Net      -----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- -------------
  Subtotal                           $16,273,498   45,241,687     (227,477)   16,273,498    45,014,210    61,287,708

  Salem Square
    Countryside, IL.........  08/96    1,735,000    4,449,217      (17,250)    1,735,000     4,431,967     6,166,967

  Hawthorn Village
    Vernon Hills, IL........  08/96    2,619,500    5,887,640       34,880     2,619,500     5,922,520     8,542,020

  Six Corners
    Chicago, IL.............  10/96    1,440,000    4,538,152         -        1,440,000     4,538,152     5,978,152

  Spring Hill Fashion Corner
    West Dundee, IL.........  11/96    1,794,000    7,415,396         (203)    1,794,000     7,415,193     9,209,193

  Crestwood Plaza
    Crestwood, IL...........  12/96      325,577    1,483,183        4,750       325,577     1,487,933     1,813,510

  Park St. Claire
    Schaumburg, IL..........  12/96      319,578    1,205,672      225,636       319,578     1,431,308     1,750,886

  Lansing Square
    Lansing, IL.............  12/96    4,075,000   12,179,383       15,358     4,075,000    12,194,741    16,269,741

  Summit of Park Ridge
    Park Ridge, IL..........  12/96      672,000    2,497,950         (143)      672,000     2,497,807     3,169,807

  Grand and Hunt Club
    Gurnee, IL..............  12/96      969,840    2,622,575      (53,343)      969,840     2,569,232     3,539,072

  Quarry Outlot
    Hodgkins, IL............  12/96      522,000    1,278,431        6,851       522,000     1,285,282     1,807,282

  Maple Park Place
    Bolingbrook, IL.........  01/97    3,115,005   12,220,332        5,448     3,115,005    12,225,780    15,340,785

  Aurora Commons
    Aurora, IL..............  01/97    3,220,000    8,318,661        3,434     3,220,000     8,322,095    11,542,095

  Lincoln Park Place
    Chicago, IL.............  01/97      819,000    1,299,902        3,526       819,000     1,303,428     2,122,428
                                     ------------ ------------- ------------ ------------- ------------- ------------
    Subtotal                         $37,899,998  110,638,181        1,467    37,899,998   110,639,648   148,539,646

                                            INLAND REAL ESTATE CORPORATION
                                               (a Maryland corporation)

                                             Notes to Financial Statements
                                                      (continued)


(4) Investment Properties (continued)                                          Gross amount at which carried
                                          Initial Cost (A)                            at end of period
                                     --------------------------     Net      -----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- -------------
  Subtotal                           $37,899,998   110,638,181       1,467    37,899,998   110,639,648   148,539,646

  Niles Shopping Center
    Niles, IL...............  04/97      850,000     2,408,467        -          850,000     2,408,467     3,258,467

  Mallard Crossing
    Elk Grove Village, IL...  05/97    2,030,000     6,080,610        -        2,030,000     6,080,610     8,110,610

  Cobblers Crossing
    Elgin, IL...............  05/97    3,200,000     7,763,940        -        3,200,000     7,763,940    10,963,940

  Calumet Square
    Calumet City, IL........  06/97      527,000     1,504,316        -          527,000     1,504,316     2,031,316

  Sequoia Shopping Center
    Milwaukee, WI...........  06/97      752,500     2,266,750        -          752,500     2,266,750     3,019,250

  Riversquare Shopping Center
    Naperville, IL..........  06/97    1,525,000     4,452,958      (3,142)    1,525,000     4,449,816     5,974,816
                                     ------------ ------------- ------------ ------------- ------------- ------------
  Total                               46,784,498   135,115,222      (1,675)   46,784,498   135,113,547   181,898,045
                                     ===========  ============  ===========  ============  ============  ============


                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


(4) Investment Properties (continued)

(A) The initial cost to the Company, represents the original purchase price of the property, including amounts incurred subsequent to acquisition, which were contemplated at the time the property was acquired.

(B) Adjustments to basis includes additions to investment properties and payments received under master lease agreements. As part of several purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. Generally Accepted Accounting Principles ("GAAP") require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The cumulative amount of such payments was $710,568 and $570,694 as of June 30, 1997 and December 31, 1996, respectively. (Note 5)


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

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include increases of $207,655 and $41,051 for the six months ended June 30, 1997 and 1996, of rental income for the period of occupancy for which stepped rent increases apply and $339,293 and $131,638 in related accounts receivable as of June 30, 1997 and December 31, 1996, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)

(6) Mortgages and Note Payable

Mortgages payable consist of the  following  at  June 30, 1997 and December 31,
1996:
                        Current              Current          Balance at
Property as             Interest   Maturity  Monthly     June 30,  December 31,
Collateral                Rate       Date   Payment(a)     1997        1996
-----------            ---------- --------- ---------- ----------- ------------
Mortgage payable to Affiliate:
  Walgreens               7.655%   05/2004  $  5,689   $   733,622     739,543
Mortgages payable to non-affiliates:
  Regency Point           7.4875%  08/2000     (b)       4,397,906   4,428,690
  Eagle Crest             7.850%   10/2003    15,373     2,350,000   2,350,000
  Nantucket Square        7.850%   10/2003    14,392     2,200,000   2,200,000
  Antioch Plaza           7.850%   10/2003     5,724       875,000     875,000
  Mundelein Plaza         7.850%   10/2003    18,382     2,810,000   2,810,000
  Montgomery-Goodyear     7.850%   10/2003     4,121       630,000     630,000
  Montgomery-Sears        7.850%   08/2003    10,761     1,645,000   1,645,000
  Hartford/Naperville     7.850%   08/2003    15,111     2,310,000   2,310,000
  Zany Brainy             7.590%   01/2004     7,875     1,245,000   1,245,000
  Prospect Heights
    Plaza                 7.590%   01/2004     6,926     1,095,000   1,095,000
  Hawthorn Village
    Commons               7.590%   01/2004    27,071     4,280,000   4,280,000
  Six Corners Plaza       7.590%   01/2004    19,608     3,100,000   3,100,000
  Salem Square
    Shopping Center       7.590%   01/2004    19,797     3,130,000   3,130,000
  Lansing Square          7.800%   01/2004    52,975     8,150,000        -
  Spring Hill Fashion
    Mall                  7.800%   01/2004    30,485     4,690,000        -
  Aurora Commons (c)      9.000%   10/2001    85,423     9,480,163        -
  Maple Park Place        6.8375%  06/2004     (d)       7,650,000        -
  Dominicks-Schaumburg    6.8375%  06/2004     (d)       5,345,500        -
  Summit Park Ridge       6.8375%  06/2004     (d)       1,600,000        -
  Lincoln Park Place      6.8375%  06/2004     (d)       1,050,000        -
  Crestwood Plaza         6.8375%  06/2004     (d)         904,380        -
  Park St. Claire         6.8375%  06/2004     (d)         762,500        -
  Quarry                  6.8375%  06/2004     (d)         900,000        -
  Grand/Hunt Club         6.8375%  06/2004     (d)       1,796,000        -
                                                       ----------- ------------
Mortgages Payable....................................  $73,130,071  30,838,233
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

                                 June 30, 1997
                                  (unaudited)

(b) Payments on this mortgage are based on a floating interest rate of 180 basis points over the 30-day LIBOR rate, which adjusts monthly, amortizing over 25 years.

(c) The Company received a credit for interest expense on the debt at closing, which is included in restricted cash along with an amount set aside by the Company for principal payments on the debt. Interest income earned on the restricted cash amounts, when netted with interest expense on the debt, results in an adjusted interest rate on the debt of approximately 8.2%.

(d) Payments on this mortgage are based on a floating interest rate of 115 basis points over the 30-day LIBOR rate, which adjusts monthly.


(7) Deposits on Investment Properties

On February 7, 1997, the Company made an initial deposit of $1,228,510 for the purchase of Oak Forest Commons. The balance of the purchase price, approximately $10,607,000 will be paid upon completion of the redevelopement of the center and when the anticipated main tenant, Dominick's Finer Foods, Inc., begins paying rent under a lease agreement.

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


(8) Subsequent Events

As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares thereby completing the follow-on Offering. On July 14, 1997, the Company commenced a second follow-on Offering of 20,000,000 Shares plus an additional 1,000,000 Shares available for distribution through the DRP. As of August 11, 1997, the Company has accepted subscriptions for 951,535 Shares in the second follow-on Offering.

In July 1997, the Company paid a distribution of $971,540 to the Stockholders.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


On July 17, 1997, the Company purchased the Rivertree Court Shopping Center from an unaffiliated third party for approximately $31,750,000. As part of the acquisitions, the Company assumed the existing first mortgage loan of $15,700,000. The mortgage requires interest only payments at a rate of 10.03% per annum, paid monthly, until the maturity date of January 1, 1999. The property is located in Vernon Hills, Illinois and contains approximately 299,055 square feet of leasable space.

On July 25, 1997, the Company purchased Shorecrest Shopping Center from an unaffiliated third party for approximately $5,956,000. The property is located in Racine, Wisconsin and contains approximately 91,177 square feet of leasable space.

On July 31, 1997, the Company made an additional deposit of $524,390 for the purchase of Oak Forest Commons. The Company earns interest on this deposit at the rate of 9.3% per annum.

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


Liquidity and Capital Resources

As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the initial Offering. On July 24, 1996, the Company commenced a follow-on Offering of 10,000,000 shares plus an additional 1,000,000 shares available for distribution through the DRP. As of June 30, 1997, the Company had received subscriptions for a total of 9,583,394 Shares of the follow-on Offering, resulting in $144,525,563 in Gross Offering Proceeds. As of June 30, 1997, the Company has repurchased 26,613 Shares through the Share Repurchase Program.

As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares thereby completing the follow-on Offering. On July 14, 1997, the Company commenced a second follow-on Offering of 20,000,000 Shares plus an additional 1,000,000 Shares available for distribution through the DRP. As of August 11, 1997, the Company has accepted subscriptions for 951,535 Shares in the second follow-on Offering.

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

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents at June 30, 1997 and December 31, 1996 were $16,912,223 and $8,491,735 respectively. The increase in cash and cash equivalents since December 31, 1996 is due to the additional sales proceeds raised and $32,848,379 in additional loan proceeds from financing the properties. Partially offsetting these increases in cash and cash equivalents was the purchase of additional properties since December 31, 1996 and the payment of
Offering costs. The Company intends to use cash and cash equivalents to purchase additional properties, to pay distributions and to pay offering costs.

As of June 30, 1997, the Company had acquired thirty-three properties. The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. Commencing with the fourth quarter of 1996, the Company increased the monthly distributions from 8.0% to 8.3% per annum on weighted average shares. Beginning March 1, 1997, the Company increased the monthly distribution paid to 8.5% per annum on weighted average shares. Distributions declared for the six months ended June 30, 1997 were $4,625,291, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end. Beginning August 1, 1997, the Company has increased the monthly distribution to 8.7% per annum on weighted average shares.

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

Cash Flows From Operating Activities

Net cash provided by operating activities increased by approximately $3,885,778 for the six months ended June 30, 1997 to $5,520,586 from $1,634,808 for the same period in 1996. This increase is due primarily to an increase in net income for the six months ended June 30, 1997, as compared to the net income for the six months ended June 30, 1996. This increase in net income is due to the purchase of additional properties. As of June 30, 1997, the Company had acquired thirty-three properties, as compared to ten properties as of June 30, 1996.

Cash Flows From Investing Activities

During the six months ended June 30, 1997, the Company utilized $69,320,114 in investing activities for the purchase of twelve properties, as compared to the $12,519,834 utilized in the six months ended June 30, 1996 for the purchase of four properties.

In addition, the Company made initial deposits totaling $24,494,140 for the purchase of two centers to be completed in late 1997.

Cash Flows From Financing Activities

For the six months ended June 30, 1997, the Company generated $76,614,494 of cash flows from financing activities as compared to $19,505,082 of cash flows generated from financing activities for the six months ended June 30, 1996.
This increase is due primarily to the increase in proceeds raised from the Offering of $63,191,534 for the six months ended June 30, 1997, as compared to $23,730,034 of Offering proceeds raised for the six months ended June 30, 1996 and loan proceeds, net of principal payment of debt, received in the six months ended June 30, 1997. This increase is partially offset by an increase in the cash used for the payment of Offering costs for the six months ended June 30, 1997. The increase is also partially offset by an increase in the amount of distributions paid for the six months ended June 30, 1997 of $4,202,698 as compared to the distributions paid for the six months ended June 30, 1996 of $1,049,946.

The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the Gross Offering Proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including such selling expenses) which together exceed 15% of the Gross Offering Proceeds. As of June 30, 1997, organizational and offering costs did not exceed this limitation.

Results of Operations

As of June 30, 1997, subscriptions for a total of 14,583,394 Shares were received from the public resulting in $144,525,563 in Gross Offering Proceeds, which includes the Advisor's capital contribution of $200,000 and Shares purchased through the DRP.

Funds from operations ("FFO") means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and other non-cash items. FFO and funds available for distribution for the six months ended June 30, 1997 and 1996 are calculated as follows:

                                                     June 30,       June 30,
                                                       1997          1996
                                                       ----          ----
     Net income................................... $ 2,882,164       734,567
     Depreciation.................................   1,639,519       277,500
                                                   ------------  ------------
       Funds from operations(1)...................   4,521,683     1,012,067

     Deferred rent receivable (2).................    (207,655)      (41,051)
     Rental income received under
      Master lease agreements (3).................     139,874       194,508
                                                   ------------  ------------
     Funds available for distribution............. $ 4,453,902     1,165,524
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

Total income for the six months ended June 30, 1997 and 1996 was $11,917,334 and $1,887,655, respectively. This increase was due to the purchase of additional properties. As of June 30, 1997, the Company had acquired thirty-three properties, as compared to ten properties as of June 30, 1996. The purchase of additional properties also resulted in increases in property operating expenses to Affiliates and non-affiliates and depreciation expense.

The increase in mortgage interest to Affiliates and non-affiliates for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is due to financing placed on previously acquired centers as well as mortgages assumed as part of the purchases of Regency Point and Aurora Commons. The mortgages payable totaled $73,130,071 for the six months ended June 30, 1997 as compared to $30,838,233 for the six months ended June 30, 1996. The Company continues to have a mortgage collateralized by the Walgreens, Decatur property payable to an Affiliate.

Interest income is the result of cash and cash equivalents being invested in short-term investments until a property is purchased.

The increases in professional services to non-affiliates and general and administrative expenses to Affiliates and non-affiliates for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, is due to the management of an increased number of real estate assets.


The following is a list of approximate physical occupancy levels for the Company's investment properties as of the end of each quarter during 1996 and 1997. N/A indicates the property was not owned by the Company at the end of the quarter.

                                    1996                        1997
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Walgreens                   100%  100%  100%  100%      100%  100%
  Decatur, Illinois
Eagle Crest                 100%  100%  100%  100%       97%   97%
  Naperville, Illinois
Montgomery-Goodyear         100%  100%  100%  100%       77%   77%
  Montgomery, Illinois
Hartford/Naperville Plaza   100%  100%  100%  100%      100%  100%
  Naperville, Illinois
Nantucket Square             81%   81%   94%   85%       94%   94%
  Schaumburg, Illinois
Antioch Plaza                49%   49%   49%   57%       59%   59%*
  Antioch, Illinois
Mundelein Plaza             100%  100%  100%  100%      100%   96%*
  Mundelein, IL
Regency Point               N/A    97%   97%   97%      100%  100%
  Lockport, IL
Prospect Heights            N/A    78%  100%  100%       83%   83%*
  Prospect Heights, IL
Montgomery-Sears            N/A    85%   85%   85%       85%   85%*
  Montgomery, IL

                                    1996                        1997
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Zany Brainy                 N/A   N/A   100%  100%      100%  100%
  Wheaton, IL
Salem Square                N/A   N/A    97%   97%       97%   97%*
  Countryside, IL
Hawthorn Village            N/A   N/A    99%   98%       97%   98%
  Vernon Hills, IL
Six Corners                 N/A   N/A   N/A    92%       94%   94%
  Chicago, IL
Spring Hill Fashion Ctr.    N/A   N/A   N/A    95%       96%   96%
  West Dundee, IL
Crestwood Plaza             N/A   N/A   N/A   100%      100%  100%
  Crestwood, IL
Park St. Claire             N/A   N/A   N/A   100%      100%  100%
  Schaumburg, IL
Lansing Square              N/A   N/A   N/A    89%       90%   90%
  Lansing, IL
Summit of Park Ridge        N/A   N/A   N/A    81%       82%   81%*
  Park Ridge, IL
Grand and Hunt Club         N/A   N/A   N/A   100%      100%  100%
  Gurnee, IL
Quarry Outlot               N/A   N/A   N/A   100%      100%  100%
  Hodgkins, IL
Maple Park Place            N/A   N/A   N/A   N/A        99%   97%
  Bolingbrook, IL
Aurora Commons              N/A   N/A   N/A   N/A        99%  100%
  Aurora, IL
Lincoln Park Place          N/A   N/A   N/A   N/A       100%  100%
  Chicago, IL
Ameritech                   N/A   N/A   N/A   N/A       N/A   100%
  Joliet, IL
Dominicks-Schaumburg        N/A   N/A   N/A   N/A       N/A   100%
  Schaumburg, IL
Dominicks-Highland Park     N/A   N/A   N/A   N/A       N/A   100%
  Highland Park, IL
Niles Shopping Center       N/A   N/A   N/A   N/A       N/A   100%
  Niles, IL
Mallard Crossing            N/A   N/A   N/A   N/A       N/A    95%
  Elk Grove Village, IL
Cobblers Crossing           N/A   N/A   N/A   N/A       N/A    91%
  Elgin, IL
Calumet Square              N/A   N/A   N/A   N/A       N/A   100%
  Calumet City, IL
Sequoia Shopping Center     N/A   N/A   N/A   N/A       N/A    96%
  Milwaukee, WI
Riversquare Shopping Center N/A   N/A   N/A   N/A       N/A   100%
  Naperville, IL

  * As part of the purchase of these properties the Company receives rent under master lease agreements on the space which was vacant at the time of the purchase, resulting in 100% economic occupancy at June 30, 1997 for Antioch, Montgomery-Sears and Salem Square.

    As part of the purchase of Summit of Park Ridge, a portion of the Seller's proceeds were escrowed for the monthly release of master lease payments. The master lease agreements along with credits for signed leases resulted in 90% economic occupancy at June 30, 1997.

    The master lease agreements are for periods ranging from one to two years or until the spaces are leased.

    The Company has received termination fees resulting in 100% economic occupancy for Prospect Heights.



Subsequent Events


In July 1997, the Company paid a distribution of $971,540 to the Stockholders.

As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares thereby completing the follow-on Offering. On July 14, 1997, the Company commenced a second follow-on Offering of 20,000,000 Shares plus an additional 1,000,000 Shares available for distribution through the DRP. As of August 11, 1997, the Company has accepted subscriptions for 951,535 Shares in the second follow-on Offering.

On July 17, 1997, the Company purchased the Rivertree Court Shopping Center from an unaffiliated third party for approximately $31,750,000. As part of the acquisitions, the Company assumed the existing first mortgage loan of $15,700,000. The mortgage requires interest only payments at a rate of 10.03% per annum, paid monthly, until the maturity date of January 1, 1999. The property is located in Vernon Hills, Illinois and contains approximately 299,055 square feet of leasable space.

On July 25, 1997, the Company purchased Shorecrest Shopping Center from an unaffiliated third party for approximately $5,956,000. The property is located in Racine, Wisconsin and contains approximately 91,177 square feet of leasable space.

On July 31, 1997, the  Company  made  an  additional deposit of $524,390 for the
purchase of Oak Forest Commons.   The  Company earns interest on this deposit at
the rate of 9.3% per annum.

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

         (27) Financial Data Schedule

    (b)  Report on Form 8-K dated May 20, 1997
         Item 2.  Acquisition or Disposition of Assets
         Item 5.  Other Events
         Item 6.  Resignation of Registrant's Directors
         Item 7.  Financial Statements and Exhibits

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND REAL ESTATE CORPORATION

                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chief Executive Officer
                            Date: August 11, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Chief Financial and Accounting Officer
                            Date: August 11, 1997