Form 10-Q
period 1997-09-30
INLAND REAL ESTATE CORP
filed 1997-11-13
CIK 923284

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      21,829,568 shares of common stock outstanding at November 12, 1997.

                         Part 1 - Financial Statements


Item 1.  Financial Statements


                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets

                   September 30, 1997 and December 31, 1996
                                  (unaudited)


                                    Assets
                                    ------

                                                       1997          1996
                                                       ----          ----
Investment properties (Notes 1, 4 and 5):
  Land............................................ $ 55,549,498   24,705,743
  Building and improvements.......................  171,812,967   69,927,238
                                                   ------------- ------------
                                                    227,362,465   94,632,981
  Less accumulated depreciation...................    4,116,716    1,109,038
                                                   ------------- ------------
  Net investment properties.......................  223,245,749   93,523,943

Cash and cash equivalents including amounts
  held by property manager (Note 1)...............   30,003,445    8,491,735
Restricted funds..................................    1,236,638      122,043
Accounts and rents receivable (Note 5)............    4,390,658    1,914,756
Deposits and other assets.........................    3,049,474       95,828
Deferred organization costs (net of accumulated
  amortization of $9,612 and $5,492 at September
  30, 1997 and December 31, 1996, respectively)
  (Note 1)........................................       17,850       21,970
Loan fees (net of accumulated amortization of
  $100,158 and $11,875 at September 30, 1997 and
  December 31, 1996, respectively) (Note 1).......      781,665      338,411
                                                   ------------- ------------
    Total assets.................................. $262,725,479  104,508,686
                                                   ============= ============












                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets
                                  (continued)

                   September 30, 1997 and December 31, 1996
                                  (unaudited)



                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                       1997          1996
Liabilities:                                           ----          ----
  Accounts payable................................ $    112,204      289,912
  Accrued offering costs to Affiliates............      837,277      298,341
  Accrued offering costs to non-affiliates........       96,647        4,236
  Accrued interest payable to Affiliates..........        4,660        4,718
  Accrued interest payable to non-affiliates......      515,811       52,402
  Accrued real estate taxes.......................    4,278,033    2,770,889
  Distributions payable (Note 7)..................    1,315,932      548,947
  Security deposits...............................      570,115      247,769
  Mortgages payable (Note 6)......................   88,774,835   30,838,233
  Unearned income.................................      759,656       64,590
  Other liabilities...............................      227,106       32,820
  Due to Affiliates (Note 2)......................      744,502      255,591
                                                   ------------- ------------
    Total liabilities.............................   98,236,778   35,408,448
                                                   ------------- ------------

Stockholders' Equity (Notes 1 and 2):
  Common stock, $.01 par value, 24,000,000 Shares
    authorized; 19,262,171 and 19,225,972 issued
    and outstanding at September 30, 1997, and
    8,144,116 and 8,137,766 Shares issued and
    outstanding at December 31, 1996,
    respectively..................................      191,409       81,000
  Additional paid-in capital (net of offering
    costs of $22,249,025 and 10,500,108 at
    September 30, 1997 and December 31, 1996,
    respectively, of which $18,551,218 and
    $8,096,213 was paid to Affiliates,
    respectively).................................  168,745,410   70,512,073
  Accumulated distributions in excess of
    net income....................................   (4,448,118)  (1,492,835)
                                                   ------------- ------------
    Total stockholders' equity....................  164,488,701   69,100,238
                                                   ------------- ------------
Total liabilities and stockholders' equity........ $262,725,479  104,508,686
                                                   ============= ============




                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Statements of Operations

        For the three and nine months ended September 30, 1997 and 1996
                                  (unaudited)

                                        Three months          Nine months
                                           ended                 ended
                                        September 30,        September 30,
                                        -------------        -------------
                                       1997       1996       1997       1996
Income:                                ----       ----       ----       ----
  Rental income (Notes 1 and 5).... $6,204,790  1,258,317 14,176,240  2,578,953
  Additional rental income.........  1,159,442    396,095  4,569,303    785,719
  Interest income..................    358,797     87,474    833,600    212,063
  Other income.....................     15,286     12,064     76,506     64,870
                                    ---------- ---------- ---------- ----------
                                     7,738,315  1,753,950 19,655,649  3,641,605
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................       -         5,780     19,470     16,434
  Professional services to
    non-affiliates.................      8,228      4,723     72,153     40,951
  General and administrative
    expenses to Affiliates.........     26,284     (9,319)    64,339     42,116
  General and administrative
    expenses to non-affiliates.....     14,510     15,424     77,198     21,418
  Advisor asset management fee.....    417,159    116,809    940,159    242,341
  Property operating expenses
    to Affiliates..................    349,929     67,501    766,259    139,597
  Property operating expenses
    to non-affiliates..............  1,341,468    560,438  5,384,314  1,007,064
  Mortgage interest to Affiliates.. 14,000 20,670 72,513 49,993 Mortgage interest to
    non-affiliates.................  1,666,344     82,335  3,724,060    160,139
  Depreciation.....................  1,368,159    284,483  3,007,678    561,983
  Amortization.....................     32,144      1,373     92,403      4,119
  Acquisition costs expensed.......     52,293      5,361    105,142     22,511
                                    ---------- ---------- ---------- ----------
                                     5,290,518  1,155,578 14,325,688  2,308,666
                                    ---------- ---------- ---------- ----------
    Net income..................... $2,447,797    598,372  5,329,961  1,332,939
                                    ========== ========== ========== ==========

Net income per weighted average
  common stock shares outstanding
  (16,779,827 and 5,166,900 for the
  three months ended September 30,
  1997 and 1996, respectively and
  12,854,708 and 3,688,310 for the
  nine months ended September 30,
  1997 and 1996, respectively)..... $      .15        .12        .41        .36
                                    ========== ========== ========== ==========

                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                      Statements of Stockholders' Equity

                   September 30, 1997 and December 31, 1996
                                  (unaudited)

                                                     Accumulated
                                          Additional Distributions
                               Common       Paid-in  in excess of
                                Stock      Capital    net income   Total
                             ----------- ----------- ----------- ------------

Balance January 1, 1996..... $   19,996   16,835,183   (240,113)  16,615,066

Net income..................       -            -     2,452,221    2,452,221

Distributions declared
  ($.82 for the year ended
  December 31, 1996 per
  weighted average common
  stock shares outstanding).       -            -    (3,704,943) (3,704,943)

Proceeds from Offering (net
  of Offering costs of
  $7,378,933)..............      61,038   53,707,177       -      53,768,215

Repurchases of Shares.......        (34)     (30,287)      -         (30,321)
                             ----------- ----------------------- ------------
Balance December 31, 1996...     81,000   70,512,073 (1,492,835)  69,100,238

Net income..................       -            -     5,329,961    5,329,961

Distributions declared
  ($.64 for the nine months
  ended September 30,1997 per
  weighted average common
  stock shares outstanding).        -           -    (8,285,244)  (8,285,244)

Proceeds from Offering (net
  of Offering costs of
  $11,748,917)..............    110,708   98,503,094       -      98,613,802

Repurchases of Shares.......       (299)    (269,757)      -        (270,056)
                             ----------- ----------------------- ------------
Balance September 30, 1997.. $  191,409  168,745,410 (4,448,118) 164,488,701
                             =========== =========== =========== ============








                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                            Statement of Cash Flows

             For the nine months ended September 30, 1997 and 1996
                                  (unaudited)

                                                       1997          1996
Cash flows from operating activities:                  ----          ----
  Net income...................................... $  5,329,961    1,332,939
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation..................................    3,007,678      561,983
    Amortization..................................       92,403        4,119
    Rental income under master lease..............      296,688      305,054
    Changes in assets and liabilities:
      Accounts and rents receivable...............   (2,475,902)    (753,987)
      Other assets................................       64,884      (78,731)
      Accounts payable............................     (177,708)      98,187
      Accrued interest payable....................      463,351       (5,242)
      Accrued real estate taxes...................    1,507,144      607,507
      Security deposits...........................      322,346       57,891
      Unearned income.............................      695,066       22,804
      Other liabilities                                 194,286         -
      Due to Affiliates...........................      488,911      236,763
                                                   ------------- ------------
Net cash provided by operating activities.........    9,809,108    2,389,287
                                                   ------------- ------------
Cash flows from investing activities:
  Restricted cash.................................   (1,114,595)        -
  Additions to investment properties..............     (731,018)    (168,035)
  Purchase of investment properties...............  (99,031,269) (26,729,537)
  Deposits on investment properties...............   (3,018,530)        -
                                                   ------------- ------------
Net cash used in investing activities............. (103,895,412) (26,897,572)
                                                   ------------- ------------
Cash flows from financing activities:
  Proceeds from offering..........................  110,332,398   40,255,407
  Share repurchases...............................     (239,735)      (9,148)
  Payments of offering costs......................  (11,117,570)  (4,569,624)
  Loan proceeds...................................   32,848,380   12,820,000
  Loan fees.......................................     (531,537)    (186,828)
  Distributions paid..............................   (7,518,259)  (1,989,199)
  Repayment of note from Affiliate................         -        (360,000)
  Principal payments of debt......................   (8,175,663)  (2,940,277)
                                                   ------------- ------------
Net cash provided by financing activities.........  115,598,014   43,020,331
                                                   ------------- ------------
Net increase in cash and cash equivalents.........   21,511,710   18,512,046

Cash and cash equivalents at beginning of period..    8,491,735      738,931
                                                   ------------- ------------
Cash and cash equivalents at end of period........ $ 30,003,445    19,250,977
                                                   ============= =============

                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                            Statement of Cash Flows
                                  (continued)

             For the nine months ended September 30, 1997 and 1996
                                  (unaudited)


Supplemental schedule of noncash investing and financing activities:

                                                      1997           1996
                                                      ----           ----
Purchase of investment property................. $(132,295,154)  (34,102,713)
Assumption of debt..............................    25,263,885     4,473,176
Note payable....................................     8,000,000     2,900,000
                                                 -------------- -------------
                                                 $ (99,031,269)  (26,729,537)
                                                 ============== =============


Distributions payable........................... $   1,315,932       372,337
                                                 ============== =============


Cash paid for interest.......................... $   3,333,222       243,326
                                                 ============== =============



























                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements

                              September 30, 1997
                                  (unaudited)


Readers of this Quarterly Report should refer to the Company's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Company's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Real Estate Corporation (the "Company") was formed on May 12, 1994 to invest in neighborhood retail centers located within an approximate 150-mile radius of its headquarters in Oak Brook, Illinois. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, is the advisor to the Company. On October 14, 1994, the Company commenced an initial public offering, on a best efforts basis, ("Offering") of 5,000,000 shares of common stock ("Shares"). As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares, on a best efforts basis, (the "Second Offering"). As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares, thereby completing the Second Offering. On July 14, 1997, the Company commenced an offering of an additional 20,000,000 Shares, on a best efforts basis, (the "Third Offering"). As of September 30, 1997, the Company had received subscriptions for a total of 3,732,611 Shares from the Third Offering. In addition, the Company has distributed 529,560 Shares through the Company's Distribution Reinvestment Program. As a result, Gross Offering Proceeds, total $191,185,844, net of Shares repurchased through the Share Repurchase Program. As of September 30, 1997, the Company has repurchased 36,199 Shares through the Share Repurchase Program.

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

                              September 30, 1997
                                  (unaudited)


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

Restricted cash at September 30, 1997 includes $835,279 held in escrow for the principal payments on the Aurora Commons mortgage payable and $44,677 held in escrow by the mortgagee for the payment of real estate taxes at Aurora Commons. Restricted cash at September 30, 1997 also includes amounts held as vacancy escrows on Cobblers Crossing, Mallard Crossing and Shorecrest Shopping Center. Such amounts will be added to the basis of the property as tenant improvements are completed.

Statement of Financial Accounting Standards No. 121 requires the Company to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of September 30, 1997, the Company has not recognized any such impairments on its properties.

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

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


(2) Transactions with Affiliates

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the Offering. Such costs to Affiliates incurred relating to the offering were $723,250 and $692,248 as of September 30, 1997 and December 31, 1996,
respectively, of which $3,611 and $120,269 were unpaid as of September 30, 1997 and December 31, 1996, respectively. In addition, an Affiliate of the Advisor serves as dealer manager of the offering and is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance fee from the Company in connection with the offering. Such amounts incurred were $17,827,968 and $7,403,965 as of September 30, 1997 and December 31, 1996,
respectively, of which $833,666 and $270,365 was unpaid as of September 30, 1997 and December 31, 1996, respectively. As of September 30, 1997, approximately $14,959,000 of these commissions had been passed through from the Affiliate to unaffiliated soliciting broker/dealers.

As of September 30, 1997, the Company had incurred $22,276,487 of organization and offering costs to Affiliates and non-affiliates. Pursuant to the terms of the offering, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the gross proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of the completion of the initial and second Offerings, organizational and offering expenses did not exceed the 5.5% or 15% limitations. As of September 30, 1997, organizational and offering costs of the Third Offering did not exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the offerings, however, any excess amounts will be reimbursed by the Advisor.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the administration of the Company. Such costs are included in professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed, of which $4,343 remained unpaid at September 30, 1997.

As of September 30, 1997, the Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus Other Operating Expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return. For the nine months ended September 30, 1997, the Company has incurred $940,159 of such fees, of which $740,159 remains unpaid at September 30, 1997.

An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. The Company incurred and paid Property Management Fees of $766,259 and $139,597 for the nine months ended September 30, 1997 and 1996, respectively, all of which has been paid.


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

                                                 INLAND REAL ESTATE CORPORATION
                                                    (a Maryland corporation)

                                                  Notes to Financial Statements
                                                           (continued)

(4) Investment Properties                                         Gross amount at which carried
                                          Initial Cost (A)                at end of period
                                     -------------------------- ----------------------------------------
                                                                    Net
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
Single-user Retail           ------- ------------ ------------- ------------ ------------- ------------- ------------
  Walgreens/Decatur
    Decatur, IL.............  01/95  $    78,330    1,130,723         -           78,330     1,130,723     1,209,053

  Zany Brainy
    Wheaton, IL.............  07/96      838,000    1,626,033          664       838,000     1,626,697     2,464,697

  Ameritech
    Joliet, IL..............  05/97      170,000      883,293        2,544       170,000       885,837     1,055,837

  Dominicks-Schaumburg
    Schaumburg, IL..........  05/97    2,670,250    8,012,450        2,679     2,670,250     8,015,129    10,685,379

  Dominicks-Highland Park
    Highland Park, IL.......  06/97    3,200,000    9,593,565        2,200     3,200,000     9,595,765    12,795,765

  Dominicks-Glendale Heights
    Glendale Heights, IL....  09/97    1,265,000    6,934,230         -        1,265,000     6,934,230     8,199,230

Neighborhood Retail Centers
---------------------------
  Eagle Crest Shopping Center
    Naperville, IL..........  03/95    1,878,618    2,938,352      115,828     1,878,618     3,054,180     4,932,798

  Montgomery-Goodyear
    Montgomery, IL..........  09/95      315,000      834,659      (11,158)      315,000       823,501     1,138,501

  Hartford/Naperville Plaza
    Naperville, IL..........  09/95      990,000    3,427,961       13,002       990,000     3,440,963     4,430,963

  Nantucket Square
    Schaumburg, IL..........  09/95    1,908,000    2,349,918      (69,881)    1,908,000     2,280,037     4,188,037

  Antioch Plaza
    Antioch, IL.............  12/95      268,000    1,360,445     (120,629)      268,000     1,239,816     1,507,816

  Mundelein Plaza
    Mundelein, IL...........  03/96    1,695,000    3,965,560      (45,629)    1,695,000     3,919,931     5,614,931

  Regency Point
    Lockport, IL............  04/96    1,000,000    4,720,800      (19,377)    1,000,000     4,701,423     5,701,423

  Prospect Heights
    Prospect Heights, IL....  06/96      494,300    1,683,755       (9,724)      494,300     1,674,031     2,168,331

  Montgomery-Sears
    Montgomery, IL..........  06/96      768,000    2,714,173      (43,552)      768,000     2,670,621     3,438,621
                                     ------------ ------------- ------------ ------------- ------------- ------------
    Subtotal                         $17,538,498   52,175,917     (183,033)   17,538,498    51,992,884    69,531,382

                                     -12-


                                            INLAND REAL ESTATE CORPORATION
                                               (a Maryland corporation)

                                             Notes to Financial Statements
                                                      (continued)

(4) Investment Properties (continued)                                          Gross amount at which carried
                                          Initial Cost (A)                             at end of period
                                     --------------------------              ----------------------------------------
                                                                    Net
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- ------------
  Subtotal                           $17,538,498   52,175,917     (183,033)   17,538,498    51,992,884    69,531,382

  Salem Square
    Countryside, IL.........  08/96    1,735,000    4,449,217      (17,099)    1,735,000     4,432,118     6,167,118

  Hawthorn Village
    Vernon Hills, IL........  08/96    2,619,500    5,887,640       37,541     2,619,500     5,925,181     8,544,681

  Six Corners
    Chicago, IL.............  10/96    1,440,000    4,538,152        3,359     1,440,000     4,541,511     5,981,511

  Spring Hill Fashion Corner
    West Dundee, IL.........  11/96    1,794,000    7,415,396        3,955     1,794,000     7,419,351     9,213,351

  Crestwood Plaza
    Crestwood, IL...........  12/96      325,577    1,483,183        4,750       325,577     1,487,933     1,813,510

  Park St. Claire
    Schaumburg, IL..........  12/96      319,578      986,920      226,674       319,578     1,213,594     1,533,172

  Lansing Square
    Lansing, IL.............  12/96    4,075,000   12,179,383       18,087     4,075,000    12,197,470    16,272,470

  Summit of Park Ridge
    Park Ridge, IL..........  12/96      672,000    2,497,950        8,881       672,000     2,506,831     3,178,831

  Grand and Hunt Club
    Gurnee, IL..............  12/96      969,840    2,622,575      (52,950)      969,840     2,569,625     3,539,465

  Quarry Outlot
    Hodgkins, IL............  12/96      522,000    1,278,431        8,733       522,000     1,287,164     1,809,164

  Maple Park Place
    Bolingbrook, IL.........  01/97    3,115,005   12,220,332       10,464     3,115,005    12,230,796    15,345,801

  Aurora Commons
    Aurora, IL..............  01/97    3,220,000    8,318,661        3,901     3,220,000     8,322,562    11,542,562

  Lincoln Park Place
    Chicago, IL.............  01/97      819,000    1,299,902        4,707       819,000     1,304,609     2,123,609
                                     ------------ ------------- ------------ ------------- ------------- ------------
    Subtotal                         $39,164,998  117,353,659       77,970    39,164,998   117,431,629   156,596,627


                                     -13-


                                            INLAND REAL ESTATE CORPORATION
                                               (a Maryland corporation)

                                             Notes to Financial Statements
                                                      (continued)


(4) Investment Properties (continued)                                          Gross amount at which carried
                                          Initial Cost (A)                            at end of period
                                     --------------------------              ----------------------------------------
                                                                    Net
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- ------------
  Subtotal                           $39,164,998   117,353,659      77,970    39,164,998   117,431,629   156,596,627

  Niles Shopping Center
    Niles, IL...............  04/97      850,000     2,408,467     (13,243)      850,000     2,395,224     3,245,224

  Mallard Crossing
    Elk Grove Village, IL...  05/97    2,030,000     6,080,610     (11,700)    2,030,000     6,068,910     8,098,910

  Cobblers Crossing
    Elgin, IL...............  05/97    3,200,000     7,763,940     (37,112)    3,200,000     7,726,828    10,926,828

  Calumet Square
    Calumet City, IL........  06/97      527,000     1,537,316       3,635       527,000     1,540,951     2,067,951

  Sequoia Shopping Center
    Milwaukee, WI...........  06/97      752,500     2,266,750      (4,335)      752,500     2,262,415     3,014,915

  Riversquare Shopping Center
    Naperville, IL..........  06/97    1,525,000     4,452,958      83,872     1,525,000     4,536,830     6,061,830

Rivertree Court
    Vernon Hills, IL........  07/97    6,350,000    25,154,267        -        6,350,000    25,154,267    31,504,267

Shorecrest Plaza
    Racine, WI..............  07/97    1,150,000     4,743,410     (47,497)    1,150,000     4,695,913     5,845,913
                                     ------------ ------------- ------------ ------------- ------------- ------------
  Total                               55,549,498   171,761,377      51,590    55,549,498   171,812,967   227,362,465
                                     ===========  ============  ===========  ============  ============  ============

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


(4) Investment Properties (continued)

(A) The initial cost to the Company, represents the original purchase price of the property, including amounts incurred subsequent to acquisition, which were contemplated at the time the property was acquired.

(B) Adjustments to basis includes additions to investment properties and payments received under master lease agreements. As part of several purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. Generally Accepted Accounting Principles ("GAAP") require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The cumulative amount of such payments was $867,382 and $570,694 as of September 30, 1997 and December 31, 1996, respectively. (Note 5)


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

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include increases of $441,104 and $63,007 for the nine months ended September 30, 1997 and 1996, of rental income for the period of occupancy for which stepped rent increases apply and $572,742 and $131,638 in related accounts receivable as of September 30, 1997 and December 31, 1996, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)

(6) Mortgages and Note Payable

Mortgages payable consist of the following at September 30, 1997 and December 31, 1996:
                        Current              Current          Balance at
Property as             Interest   Maturity  Monthly    Sept. 30,   Dec. 31,
Collateral                Rate       Date   Payment(a)     1997        1996
------------           ---------- --------- ---------- ----------- ------------
Mortgage payable to Affiliate:
  Walgreens               7.655%   05/2004  $  5,689   $   730,576     739,543
Mortgages payable to non-affiliates:
  Regency Point           7.4875%  08/2000     (b)       4,389,005   4,428,690
  Eagle Crest             7.850%   10/2003    15,373     2,350,000   2,350,000
  Nantucket Square        7.850%   10/2003    14,392     2,200,000   2,200,000
  Antioch Plaza           7.850%   10/2003     5,724       875,000     875,000
  Mundelein Plaza         7.850%   10/2003    18,382     2,810,000   2,810,000
  Montgomery-Goodyear     7.850%   10/2003     4,121       630,000     630,000
  Montgomery-Sears        7.850%   08/2003    10,761     1,645,000   1,645,000
  Hartford/Naperville     7.850%   08/2003    15,111     2,310,000   2,310,000
  Zany Brainy             7.590%   01/2004     7,875     1,245,000   1,245,000
  Prospect Heights
    Plaza                 7.590%   01/2004     6,926     1,095,000   1,095,000
  Hawthorn Village
    Commons               7.590%   01/2004    27,071     4,280,000   4,280,000
  Six Corners Plaza       7.590%   01/2004    19,608     3,100,000   3,100,000
  Salem Square
    Shopping Center       7.590%   01/2004    19,797     3,130,000   3,130,000
  Lansing Square          7.800%   01/2004    52,975     8,150,000        -
  Spring Hill Fashion
    Mall                  7.800%   01/2004    30,485     4,690,000        -
  Aurora Commons (c)      9.000%   10/2001    85,423     9,436,874        -
  Maple Park Place        7.650%   06/2004     (d)       7,650,000        -
  Dominicks-Schaumburg    6.80625% 06/2004     (d)       5,345,500        -
  Summit Park Ridge       6.80625% 06/2004     (d)       1,600,000        -
  Lincoln Park Place      6.80625% 06/2004     (d)       1,050,000        -
  Crestwood Plaza         7.650%   06/2004     (d)         904,380        -
  Park St. Claire         7.650%   06/2004     (d)         762,500        -
  Quarry                  7.650%   06/2004     (d)         900,000        -
  Grand/Hunt Club         6.80625% 06/2004     (d)       1,796,000        -
  Rivertree Court (e)    10.030%   11/1998   131,226    15,700,000        -
                                                       ----------- ------------
Mortgages Payable....................................  $88,774,835  30,838,233
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

                              September 30, 1997
                                  (unaudited)

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

(e) The Company received a credit for interest expense on the debt at closing.


(7) Deposits on Investment Properties

On February 7, 1997, the Company made an initial deposit of $1,228,510 for the purchase of Oak Forest Commons. On July 31, 1997, the Company made an additional deposit of $524,390. The balance of the purchase price, approximately $10,083,000 will be paid upon completion of the redevelopement of the center and when the anticipated main tenant, Dominick's Finer Foods, Inc., begins paying rent under a lease agreement.

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


(8) Subsequent Events

In October 1997, the Company paid a distribution of $1,315,932 to the Stockholders.

On November 6, 1997, the Company purchased the Party City from an unaffiliated third party for approximately $1,975,000. The property is located in Oakbrook Terrace, Illinois and contains approximately 10,000 square feet of leasable space.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


In October 1997, the Company committed to additional financing secured by Niles Shopping Center, Ameritech, Calumet Square and Sequoia Shopping Center properties totaling $4,677,795 from an unaffiliated lender. The funding of these loans is to occur prior to December 31, 1997. The mortgage loans have a term of seven years and, prior to maturity date, require payments of interest only, fixed at 7.23%.

In October 1997, the Company committed to additional financing secured by Dominicks-Highland Park property for $6,400,000 from an unaffiliated lender. The funding of this loan is to occur on or before December 15, 1997. The mortgage loan has a term of seven years and, prior to maturity date, require payments of interest only, fixed at 7.21%.

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


Liquidity and Capital Resources

As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the initial Offering. On July 24, 1996, the Company commenced a Second Offering of 10,000,000 shares. As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares, thereby completing the Second Offering. On July 14, 1997, the Company commenced a Third Offering of 20,000,000 Shares. As of September 30, 1997, the Company had received subscriptions for a total of 3,732,611 Shares from the Third Offering. In addition, the Company has distributed 529,560 Shares through the Company's Distribution Reinvestment Program. As a result, Gross Offering Proceeds, total $191,185,844, net of Shares repurchased through the Share Repurchase Program. As of September 30, 1997, the Company has repurchased 36,199 Shares through the Share Repurchase Program.

The Company's capital needs and resources are expected to undergo changes as a result of the completion of the initial public offering of Shares, the commencement of the follow-on Offerings and the acquisition of properties. Operating cash flow is expected to increase as these additional properties are added to the portfolio. Distributions to Stockholders are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, capital expenditures, and the annual distribution required to maintain REIT status under the Code.

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents at September 30, 1997 and December 31, 1996 were $30,003,445 and $8,491,735 respectively. The increase in cash and cash equivalents since December 31, 1996 is due to the additional sales proceeds raised and $32,848,379 in additional loan proceeds from financing the properties. Partially offsetting these increases in cash and cash equivalents was the purchase of additional properties since December 31, 1996 and the payment of Offering costs. The Company intends to use cash and cash equivalents to purchase additional properties, to pay distributions and to pay offering costs.

As of September 30, 1997, the Company had acquired thirty-six properties. The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. Commencing with the fourth quarter of 1996, the Company increased the monthly distributions from 8.0% to 8.3% per annum on weighted average shares. Beginning March 1, 1997, the Company increased the monthly distribution paid to 8.5% per annum on weighted average shares. Beginning August 1, 1997, the Company increased the monthly distribution paid to 8.7% per annum on weighted average shares. Distributions declared for the nine months ended September 30, 1997 were $8,285,244, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end.

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

Cash Flows From Operating Activities

Net cash provided by operating activities increased by approximately $7,419,821 for the nine months ended September 30, 1997 to $9,809,108 from $2,389,287 for the same period in 1996. This increase is due primarily to an increase in net income for the nine months ended September 30, 1997, as compared to the net income for the nine months ended September 30, 1996. This increase in net income is due to the purchase of additional properties. As of September 30, 1997, the Company had acquired thirty-six properties, as compared to thirteen properties as of September 30, 1996.

Cash Flows From Investing Activities

During the nine months ended September 30, 1997, the Company utilized $99,031,269 in investing activities for the purchase of fifteen properties, as compared to the $26,729,537 utilized in the nine months ended September 30, 1996 for the purchase of seven properties.

In addition, the Company made deposits totaling $3,018,530 for the purchase of two centers to be completed in late 1997.

Cash Flows From Financing Activities

For the nine months ended September 30, 1997, the Company generated $115,598,014 of cash flows from financing activities as compared to $43,020,331 of cash flows generated from financing activities for the nine months ended September 30, 1996. This increase is due primarily to the increase in proceeds raised from the Offering of $110,092,663 for the nine months ended September 30, 1997, as compared to $40,246,259 of Offering proceeds raised for the nine months ended September 30, 1996 and loan proceeds, net of principal payment of debt, received in the nine months ended September 30, 1997. This increase is partially offset by an increase in the cash used for the payment of Offering costs for the nine months ended September 30, 1997. The increase is also partially offset by an increase in the amount of distributions paid for the nine months ended September 30, 1997 of $7,518,259 as compared to the distributions paid for the nine months ended September 30, 1996 of $1,989,199.

The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the Gross Offering Proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including such selling expenses) which together exceed 15% of the Gross Offering Proceeds. As of September 30, 1997, organizational and offering costs did not exceed this limitation.

Results of Operations

As of September 30, 1997, subscriptions for a total of 19,262,171 Shares were received from the public resulting in $191,185,844 in Gross Offering Proceeds, which includes the Advisor's capital contribution of $200,000 and Shares purchased through the DRP.

Funds from operations ("FFO") means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and other non-cash items. FFO and funds available for distribution for the nine months ended September 30, 1997 and 1996 are calculated as follows:

                                                   September 30, September 30,
                                                       1997          1996
                                                       ----          ----
     Net income................................... $ 5,329,961     1,332,939
     Depreciation.................................   3,007,678       561,983
                                                   ------------  ------------
       Funds from operations(1)...................   8,337,639     1,894,922

     Deferred rent receivable (2).................    (441,104)      (63,007)
     Rental income received under
      Master lease agreements (3).................     296,688       305,054
                                                   ------------  ------------
     Funds available for distribution............. $ 8,193,223     2,136,969
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

Total income for the nine months ended September 30, 1997 and 1996 was $19,655,649 and $3,641,605, respectively. This increase was due to the purchase of additional properties. As of September 30, 1997, the Company had acquired thirty-six properties, as compared to thirteen properties as of September 30, 1996. The purchase of additional properties also resulted in increases in property operating expenses to Affiliates and non-affiliates and depreciation expense.

The increase in mortgage interest to Affiliates and non-affiliates for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is due to financing placed on previously acquired centers as well as mortgages assumed as part of the purchases of Regency Point, Aurora Commons and Rivertree Court. The mortgages payable totaled $88,774,835 for the nine months ended September 30, 1997 as compared to $18,003,626 for the nine months ended September 30, 1996. The Company continues to have a mortgage collateralized by the Walgreens, Decatur property payable to an Affiliate.

Interest income is the result of cash and cash equivalents being invested in short-term investments until a property is purchased.

The increases in professional services to non-affiliates and general and administrative expenses to Affiliates and non-affiliates for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, is due to the management of an increased number of real estate assets.


The following is a list of approximate physical occupancy levels for the Company's investment properties as of the end of each quarter during 1996 and 1997. N/A indicates the property was not owned by the Company at the end of the quarter.

                                    1996                        1997
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Walgreens                   100%  100%  100%  100%      100%  100%  100%
  Decatur, Illinois
Eagle Crest                 100%  100%  100%  100%       97%   97%   97%
  Naperville, Illinois
Montgomery-Goodyear         100%  100%  100%  100%       77%   77%   77%
  Montgomery, Illinois
Hartford/Naperville Plaza   100%  100%  100%  100%      100%  100%   94%
  Naperville, Illinois
Nantucket Square             81%   81%   94%   85%       94%   94%   96%
  Schaumburg, Illinois
Antioch Plaza                49%   49%   49%   57%       59%   59%   68%*
  Antioch, Illinois
Mundelein Plaza             100%  100%  100%  100%      100%   96%   97%
  Mundelein, IL
Regency Point               N/A    97%   97%   97%      100%  100%   97%
  Lockport, IL
Prospect Heights            N/A    78%  100%  100%       83%   83%   83%*
  Prospect Heights, IL
Montgomery-Sears            N/A    85%   85%   85%       85%   85%   85%*
  Montgomery, IL

                                    1996                        1997
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Zany Brainy                 N/A   N/A   100%  100%      100%  100%  100%
  Wheaton, IL
Salem Square                N/A   N/A    97%   97%       97%   97%   97%*
  Countryside, IL
Hawthorn Village            N/A   N/A    99%   98%       97%   98%   99%
  Vernon Hills, IL
Six Corners                 N/A   N/A   N/A    92%       94%   94%   94%
  Chicago, IL
Spring Hill Fashion Ctr.    N/A   N/A   N/A    95%       96%   96%   96%
  West Dundee, IL
Crestwood Plaza             N/A   N/A   N/A   100%      100%  100%  100%
  Crestwood, IL
Park St. Claire             N/A   N/A   N/A   100%      100%  100%  100%
  Schaumburg, IL
Lansing Square              N/A   N/A   N/A    89%       90%   90%   90%
  Lansing, IL
Summit of Park Ridge        N/A   N/A   N/A    81%       82%   81%   84%*
  Park Ridge, IL
Grand and Hunt Club         N/A   N/A   N/A   100%      100%  100%  100%
  Gurnee, IL
Quarry Outlot               N/A   N/A   N/A   100%      100%  100%  100%
  Hodgkins, IL
Maple Park Place            N/A   N/A   N/A   N/A        99%   97%   98%
  Bolingbrook, IL
Aurora Commons              N/A   N/A   N/A   N/A        99%  100%  100%
  Aurora, IL
Lincoln Park Place          N/A   N/A   N/A   N/A       100%  100%  100%
  Chicago, IL
Ameritech                   N/A   N/A   N/A   N/A       N/A   100%  100%
  Joliet, IL
Dominicks-Schaumburg        N/A   N/A   N/A   N/A       N/A   100%  100%
  Schaumburg, IL
Dominicks-Highland Park     N/A   N/A   N/A   N/A       N/A   100%  100%
  Highland Park, IL
Niles Shopping Center       N/A   N/A   N/A   N/A       N/A   100%   87%
  Niles, IL
Mallard Crossing            N/A   N/A   N/A   N/A       N/A    95%   95%*
  Elk Grove Village, IL
Cobblers Crossing           N/A   N/A   N/A   N/A       N/A    91%   89%*
  Elgin, IL
Calumet Square              N/A   N/A   N/A   N/A       N/A   100%  100%
  Calumet City, IL
Sequoia Shopping Center     N/A   N/A   N/A   N/A       N/A    96%   97%*
  Milwaukee, WI
Riversquare Shopping Center N/A   N/A   N/A   N/A       N/A   100%  100%
  Naperville, IL

                                    1996                        1997
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Rivertree Court            N/A    N/A   N/A   N/A       N/A   N/A    97%*
  Vernon Hills, IL
Shorecrest Plaza           N/A    N/A   N/A   N/A       N/A   N/A    96%*
  Racine, WI
Dominicks-Glendale Heights N/A    N/A   N/A   N/A       N/A   N/A   100%
  Glendale Heights, IL

  * As part of the purchase of these properties the Company receives rent under master lease agreements on the space which was vacant at the time of the purchase, resulting in 100% economic occupancy at September 30, 1997 for Montgomery-Sears, Mallard Crossing, Sequoia Shopping Center and Shorecrest Plaza, 98% economic occupancy for Cobblers Crossing and 99% occupancy for Rivertree Court. The master lease agreements resulted in 100% economic occupancy through June 30, 1997 for Antioch Plaza and through August 1, 1997 for Salem Square, at which times the master leases expired.

    As part of the purchase of Summit of Park Ridge, a portion of the Seller's proceeds were escrowed for the monthly release of master lease payments. The master lease agreements along with credits for signed leases resulted in 90% economic occupancy at September 30, 1997.

    The master lease agreements are for periods ranging from one to two years or until the spaces are leased.

    The Company has received termination fees resulting in 100% economic occupancy for Prospect Heights through September 30, 1997.


Subsequent Events


In October 1997, the Company paid a distribution of $1,315,932 to the Stockholders.

On November 6, 1997, the Company purchased the Party City from an unaffiliated third party for approximately $1,975,000. The property is located in Oakbrook Terrace, Illinois and contains approximately 10,000 square feet of leasable space.

In October 1997, the Company committed to additional financing secured by Niles Shopping Center, Ameritech, Calumet Square and Sequoia Shopping Center properties totaling $4,677,795 from an unaffiliated lender. The funding of these loans is to occur prior to December 31, 1997. The mortgage loans have a term of seven years and, prior to maturity date, require payments of interest only, fixed at 7.23%.

In October 1997, the Company committed to additional financing secured by Dominicks-Highland Park property for $6,400,000 from an unaffiliated lender.
The funding of this loan is to occur on or before December 15, 1997. The mortgage loan has a term of seven years and, prior to maturity date, require payments of interest only, fixed at 7.21%.

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

         (27)  Financial Data Schedule

    (b)  Report on Form 8-K/A dated May 6, 1997
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated May 29, 1997
         Item 2.  Acquisition or Disposition of Assets
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated July 17, 1997
         Item 2.  Acquisition or Disposition of Assets
         Item 5.  Other Events
         Item 7.  Financial Statements and Exhibits

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND REAL ESTATE CORPORATION

                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chief Executive Officer
                            Date: November 13, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Chief Financial and Accounting Officer
                            Date: November 13, 1997