Form 10-K
period 1997-12-31
INLAND REAL ESTATE CORP
filed 1998-02-09
CIK 923284

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1997

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

          Securities registered pursuant to Section 12(b) of the Act:
Title of each class:          Name of each exchange on which registered:
       None                                      None

          Securities registered pursuant to Section 12(g) of the Act:
Title of each class:          Name of each exchange on which registered:
       Common                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 3, 1998, the aggregate market value of the Shares of Common Stock held by non-affiliates of the registrant was approximately $271,891,000.

As  of  February  3,  1998,  there   were  27,259,012  Shares  of  Common  Stock
outstanding.

Documents Incorporated by Reference: The Prospectus of the Registrant dated July 14, 1997, and Supplement No. 7 to the Prospectus of the Registrant dated January 14, 1998, filed pursuant to Rule 424 under the Securities Act of 1933 are incorporated by reference in Parts I, II and III of this Annual Report on Form 10-K.

                        INLAND REAL ESTATE CORPORATION
                           (A Maryland corporation)



                               TABLE OF CONTENTS



                                    Part I                                Page
                                    ------                                ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   8

  Item  3. Legal Proceedings.............................................  10

  Item  4. Submission of Matters to a Vote of Security Holders...........  10


                                    Part II
                                    -------
  Item  5. Market for Registrant's Common Equity
            and Related Stockholder Matters..............................  11

  Item  6. Selected Financial Data.......................................  12

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................  15

  Item  8. Financial Statements and Supplementary Data...................  21

  Item  9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................  47


                                   Part III
                                   --------
  Item 10. Directors and Executive Officers of the Registrant............  47

  Item 11. Executive Compensation........................................  50

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  51

  Item 13. Certain Relationships and Related Transactions................  51


                                    Part IV
                                    -------
  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  52

  SIGNATURES.............................................................  53

                                    PART I

Item 1. Business

The Company

Inland Real Estate Corporation, formerly known as Inland Monthly Income Fund III, Inc., (the "Company") was formed on May 12, 1994. On October 14, 1994, the Company commenced an initial public offering, on a best effort basis, ("Offering") of 5,000,000 shares of common stock ("Shares") at $10.00 per share. As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares at $10.00 per share, on a best efforts basis, (the "Second Offering"). As of July 10, 1997, the Company has received subscriptions for a total of 10,000,000 Shares, thereby completing the Second Offering. On July 14, 1997, the Company commenced an offering of an additional 20,000,000 Shares at $10.00 per share, on a best efforts basis, (the "Third Offering"). As of December 31, 1997, the Company had received subscriptions for a total of 9,326,186 Shares from the Third Offering. In addition, the Company has distributed 699,954 Shares through the Company's Distribution Reinvestment Program ("DRP). As of December 31, 1997, the Company has repurchased 52,800 Shares through the Share Repurchase Program. As a result, Gross Offering Proceeds total $249,231,797, net of Shares repurchased through the Share Repurchase program. Inland Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, is the advisor to the Company.

The Company had no employees during 1997, 1996 and 1995.

Description of Business

The Company is in the business of acquiring Neighborhood Retail Centers located within an approximate 150-mile radius of its headquarters in Oak Brook, Illinois. The Company may also acquire single-user retail properties in locations throughout the United States.

It is the Company's intention, whenever possible, to acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price of each property in cash or shares of the Company's stock, although, the Company does, in certain instances, utilize borrowings to acquire properties. On properties purchased on an all cash basis, the Company has from time to time, incurred mortgage indebtedness on such properties, subsequent to acquisition. The proceeds from such loans are used to acquire additional properties. The Company may also incur indebtedness to finance improvements to the properties it acquires. The Company anticipates that aggregate borrowings secured by all of the Company's properties will not exceed 50% of their combined fair market values, however, the maximum amount of borrowings in the absence of the consent of a majority of the Stockholders, may not exceed 300% of Net Assets.

As of December 31, 1997, the Company has acquired fee ownership of forty-four properties.

                                    Gross                       Mortgages
                                  Leasable                       Payable    Current
                                    Area      Date     Year        at        No. of     Anchor
         Property                 (Sq. Ft.)   Acq.     Built  Dec 31, 1997  Tenants    Tenants*
----------------------------      ---------- ------- -------- ------------ ---------- ----------
Single-User Retail Property
---------------------------
Walgreens, Decatur, IL             13,500     01/95    1988   $  727,472        1     Walgreens Pharmacy

Zany Brainy, Wheaton, IL           12,499     07/96    1995    1,245,000        1     Zany Brainy

Ameritech, Joliet, IL               4,505     05/97    1995      522,375        1     Ameritech

Dominicks-Schaumburg
 Schaumburg, IL                    71,400     05/97    1996    5,345,500        1     Dominick's Finer Foods

Dominicks-Highland Park
 Highland Park, IL                 71,442     06/97    1996    6,400,000        1     Dominick's Finer Foods

Dominicks-Glendale Heights
 Glendale Heights, IL              68,923     09/97    1997         -           1     Dominick's Finer Foods

Party City Store
 Oak Brook Terrace, IL             10,000     11/97    1985         -           1     Party City

Eagle Country Market, Roselle, IL  42,283     11/97    1990         -           1     Eagle Foods

Neighborhood Retail Centers
---------------------------
Eagle Crest Shopping Center
 Naperville, IL                    67,650     03/95    1991    2,350,000       12     Eagle Foods

Montgomery-Goodyear                12,903     09/95    1991      630,000        2     Goodyear Tire & Rubber
 Montgomery, IL                                                                       Merlin Corp.

Hartford/Naperville Plaza          43,862     09/95    1995    2,310,000        8     Blockbuster Video
 Naperville, IL                                                                       Sears Hardware
                                                                                      Keller/Williams Realty

Nantucket Square Shopping Center   56,981     09/95    1980    2,200,000       18     Hallmark
 Schaumburg, IL                                                                       Trak Auto
                                                                                      The Dental Store Ltd.

Antioch Plaza, Antioch, IL         19,810     12/95    1995      875,000        5     Blockbuster Video
                                                                                      Radio Shack

Mundelein Plaza, Mundelein, IL     68,056     03/96    1990    2,810,000        8     Sears

Regency Point, Lockport, IL        49,826     04/96    1993    4,373,461       18     Walgreens Pharmacy
                                    5,050     04/96    1995                           Ace Hardware

Prospect Heights,                  28,080     06/96    1985    1,095,000        4     Walgreens Pharmacy
 Prospect Hts., IL                                                                    Blockbuster Video






                                      -4-

                                    Gross                       Mortgages
                                  Leasable                       Payable    Current
                                    Area      Date     Year        at        No. of     Anchor
         Property                 (Sq. Ft.)   Acq.     Built  Dec 31, 1997  Tenants    Tenants*
----------------------------      ---------- ------- -------- ------------ ---------- ----------

Neighborhood Retail Centers (cont.)
-----------------------------------
Montgomery-Sears, Montgomery, IL   34,600     06/96    1990    1,645,000        5     Sears Paint & Hardware
                                                                                      Blockbuster Video

Salem Square, Countryside, IL     112,310     08/96    1973/  $3,130,000        5     TJ Maxx
                                                        1985                          Marshalls

Hawthorn Village, Vernon Hills,IL  98,686     08/96    1979    4,280,000       21     Dominick's Finer Foods
                                                                                      Walgreens Pharmacy

Six Corners, Chicago, IL           80,650     10/96    1966    3,100,000        7     Chicago Health Club
                                                                                      Illinois Masonic
                                                                                       Medical Center

Spring Hill Fashion Corner
 West Dundee, IL                  125,198     11/96    1985    4,690,000       20     TJ Maxx
                                                                                      Michaels Crafts

Crestwood Plaza, Crestwood, IL     20,044     12/96    1992      904,380        2     Entenmann's
                                                                                      Pet Supplies Plus

Park St. Claire, Schaumburg, IL    11,859     12/96    1994      762,500        2     Ameritech
                                                                                      Hallmark Showcase

Lansing Square, Lansing, IL       233,508     12/96    1991    8,150,000       17     Sam's Club
                                                                                      Baby Superstore
                                                                                      Office Max
Summit of Park Ridge
 Park Ridge, IL                    33,252     12/96    1986    1,600,000       13     LePeep Rest.
                                                                                      Giappos Pizza

Grand and Hunt Club, Gurnee, IL    21,222     12/96    1996    1,796,000        2     Jewelry 3
                                                                                      Super Crown Books

Quarry Outlot, Hodgkins, IL         9,650     12/96    1996      900,000        3     Dunkin Donuts/
                                                                                        Baskin Robbins
                                                                                      The Casual Male
                                                                                      Jewelry 3

Maple Park Place, Bolingbrook, IL 215,662     01/97    1992    7,650,000       19     K-Mart Corporation
                                                                                      Eagle Foods
Aurora Commons, Aurora,IL         127,292     01/97    1988    9,392,602       24     Jewel/Osco

Lincoln Park Place, Chicago, IL    10,678     01/97    1990    1,050,000        1     Lechters Housewares







                                      -5-

                                    Gross                       Mortgages
                                  Leasable                       Payable    Current
                                    Area      Date     Year        at        No. of     Anchor
         Property                 (Sq. Ft.)   Acq.     Built  Dec 31, 1997  Tenants    Tenants*
----------------------------      ---------- ------- -------- ------------ ---------- ----------
Neighborhood Retail Centers (cont.)
-----------------------------------
Niles Shopping Center, Niles, IL   26,117     04/97    1982    1,617,500        5     Jennifer Convertibles
                                                                                      Acel Cellular
                                                                                      Wolf Camera & Video

Mallard Crossing,
 Elk Grove Village, IL             82,949     05/97    1993         -          10     Eagle Foods

Cobblers Crossing, Elgin, IL      102,643     05/97    1993         -          12     Jewel Food Store

Calumet Square, Calumet City, IL   39,936     06/97    1967/   1,032,920        3     Aronson Furniture
                                                        1994                          Super Trak Warehouse

Sequoia Shopping Center
 Milwaukee, WI                     35,407     06/97    1988    1,505,000       12     Kinko's
                                                                                      U.S. Post Office
                                                                                      Play It Again Sports

Riversquare Shopping Center
 Naperville, IL                    58,158     06/97    1988         -          18     Salon Suites Limited
                                                                                      Harbour Contractors, Inc.

Rivertree Court, Vernon Hills, IL 299,055     07/97    1988   15,700,000       41     Best Buy
                                                                                      Plitt Theaters

Shorecrest Plaza, Racine, WI       91,176     07/97    1977         -          14     Piggly Wiggly Grocery
                                                                                      Wisconsin Health & Fitness

Dominicks-Countryside
 Countryside, IL                   62,344     12/97    1975         -           1     Dominick's Finer Foods

Terramere Plaza,
 Arlington Heights, IL             40,965     12/97    1980         -          17     None

Wilson Plaza, Batavia, IL          11,160     12/97    1986         -           7     White Hen Pantry
                                                                                      Dimples Donuts
                                                                                      Riverside Liquors

Iroquois Center, Naperville, IL   140,981     12/97    1983         -          26     Total Beverage
                                                                                      Sears

Fashion Square, Skokie, IL         83,959     12/97    1984    6,800,000       13     Cost Plus
                                                                                      Designer Shoe Outlet

Naper West, Naperville, IL        165,311     12/97    1985         -          23     Douglas TV
                                                                                      TJ Maxx



   * Anchor tenants include tenants leasing more than 10% of the gross leasable area of a property.



The Company's real property investments are described on pages 75-98 of the Prospectus of the Company dated July 14, 1997 (the "Prospectus"), and in Supplement No. 7 to the Prospectus dated January 14, 1998 ("Supplement No. 7"), which is incorporated herein by reference. Reference is also made to Note (4) of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of these investments of the Company.

The Company's real property investments are subject to competition from similar types of properties in the vicinity in which each is located. Approximate occupancy levels for the properties are set forth on a quarterly basis in the table set forth in Item 2 below to which reference is hereby made. The Company's real property investments are all currently located within 150 miles of the Company's headquarters in Illinois. The Company does not segregate revenues or assets by geographic region, and such a presentation would not be material to an understanding of the Company's business taken as a whole.

The Company does not believe any risk exists due to a concentration of any single tenant at the centers. Currently the largest single tenant is Dominick's Finer Foods, which has five leases totaling 321,049 square feet, or approximately 9.5% of the total gross leasable area owned by the Company. Annualized base rental income of these five leases is projected to be $3,739,348 for the year ended December 31, 1998, or approximately 10.87% of the total annualized base rental income based on the current properties.

The terms of transactions between the Company and Affiliates of the Company are set forth in Item 11 below and Note (2) to the Company's Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of such terms and transactions.

The Company has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.

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

Item 2. Properties

As of December 31, 1997, the properties owned by the Company included thirty-six Neighborhood Retail Centers and eight single-user retail properties. Each of the properties, with the exception of two are located in Illinois. The other two properties are located in Wisconsin. Tenants of the properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance. Reference is made to Item 1 above for a description of the properties.

The following table lists the approximate physical occupancy levels for the Company's investment properties as of the end of each quarter during 1997 and 1996. N/A indicates the property was not owned by the Company at the end of the quarter.


                                    1996                        1997
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Walgreens                   100%  100%  100%  100%      100%  100%  100%  100%
  Decatur, Illinois
Eagle Crest                 100%  100%  100%  100%       97%   97%   97%   97%
  Naperville, Illinois
Montgomery-Goodyear         100%  100%  100%  100%       77%   77%   77%   77%
  Montgomery, Illinois
Hartford/Naperville Plaza   100%  100%  100%  100%      100%  100%   94%  100%
  Naperville, Illinois
Nantucket Square             81%   81%   94%   85%       94%   94%   96%   96%
  Schaumburg, Illinois
Antioch Plaza                49%   49%   49%   57%       59%   59%   68%   68%*
  Antioch, Illinois
Mundelein Plaza             100%  100%  100%  100%      100%   96%   97%  100%
  Mundelein, IL
Regency Point               N/A    97%   97%   97%      100%  100%   97%   97%
  Lockport, IL
Prospect Heights            N/A    78%  100%  100%       83%   83%   83%   83%*
  Prospect Heights, IL
Montgomery-Sears            N/A    85%   85%   85%       85%   85%   85%   95%*
  Montgomery, IL
Zany Brainy                 N/A   N/A   100%  100%      100%  100%  100%  100%
  Wheaton, IL
Salem Square                N/A   N/A    97%   97%       97%   97%   97%   97%*
  Countryside, IL
Hawthorn Village            N/A   N/A    99%   98%       97%   98%   99%   99%
  Vernon Hills, IL
Six Corners                 N/A   N/A   N/A    92%       94%   94%   94%   90%*
  Chicago, IL
Spring Hill Fashion Ctr.    N/A   N/A   N/A    95%       96%   96%   96%  100%
  West Dundee, IL
Crestwood Plaza             N/A   N/A   N/A   100%      100%  100%  100%  100%
  Crestwood, IL
Park St. Claire             N/A   N/A   N/A   100%      100%  100%  100%  100%
  Schaumburg, IL
Lansing Square              N/A   N/A   N/A    89%       90%   90%   90%   90%
  Lansing, IL

                                    1996                        1997
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----

Summit of Park Ridge        N/A   N/A   N/A    81%       82%   81%   84%   83%*
  Park Ridge, IL
Grand and Hunt Club         N/A   N/A   N/A   100%      100%  100%  100%  100%
  Gurnee, IL
Quarry Outlot               N/A   N/A   N/A   100%      100%  100%  100%  100%
  Hodgkins, IL
Maple Park Place            N/A   N/A   N/A   N/A        99%   97%   98%   98%
  Bolingbrook, IL
Aurora Commons              N/A   N/A   N/A   N/A        99%  100%  100%   98%*
  Aurora, IL
Lincoln Park Place          N/A   N/A   N/A   N/A       100%  100%  100%   60%*
  Chicago, IL
Ameritech                   N/A   N/A   N/A   N/A       N/A   100%  100%  100%
  Joliet, IL
Dominicks-Schaumburg        N/A   N/A   N/A   N/A       N/A   100%  100%  100%
  Schaumburg, IL
Dominicks-Highland Park     N/A   N/A   N/A   N/A       N/A   100%  100%  100%
  Highland Park, IL
Niles Shopping Center       N/A   N/A   N/A   N/A       N/A   100%   87%   60%*
  Niles, IL
Mallard Crossing            N/A   N/A   N/A   N/A       N/A    95%   95%   95%*
  Elk Grove Village, IL
Cobblers Crossing           N/A   N/A   N/A   N/A       N/A    91%   89%   89%*
  Elgin, IL
Calumet Square              N/A   N/A   N/A   N/A       N/A   100%  100%  100%
  Calumet City, IL
Sequoia Shopping Center     N/A   N/A   N/A   N/A       N/A    96%   97%   93%*
  Milwaukee, WI
Riversquare Shopping Ctr.   N/A   N/A   N/A   N/A       N/A   100%  100%   95%
  Naperville, IL
Rivertree Court             N/A   N/A   N/A   N/A       N/A   N/A    97%   99%*
  Vernon Hills, IL
Shorecrest Plaza            N/A   N/A   N/A   N/A       N/A   N/A    96%   96%*
  Racine, WI
Dominicks-Glendale Heights  N/A   N/A   N/A   N/A       N/A   N/A   100%  100%
  Glendale Heights, IL
Party City Store
  Oak Brook Terrace, IL     N/A   N/A   N/A   N/A       N/A   N/A   N/A   100%
Eagle Country Market
  Roselle, IL               N/A   N/A   N/A   N/A       N/A   N/A   N/A   100%
Dominicks-Countryside
  Countryside, IL           N/A   N/A   N/A   N/A       N/A   N/A   N/A   100%
Terramere Plaza
  Arlington Heights, IL     N/A   N/A   N/A   N/A       N/A   N/A   N/A    80%
Wilson Plaza, Batavia, IL   N/A   N/A   N/A   N/A       N/A   N/A   N/A   100%
Iroquois Center
  Naperville, IL            N/A   N/A   N/A   N/A       N/A   N/A   N/A    81%
Fashion Square, Skokie, IL  N/A   N/A   N/A   N/A       N/A   N/A   N/A    88%
Naper West, Naperville, IL  N/A   N/A   N/A   N/A       N/A   N/A   N/A    86%

  * As part of the purchase of these properties the Company receives rent under master lease agreements on the space which was vacant at the time of the purchase, resulting in 100% economic occupancy at December 31, 1997 for Montgomery-Sears, Mallard Crossing, Sequoia Shopping Center, Shorecrest Plaza and Rivertree Court, and 98% economic occupancy for Cobblers Crossing. The master lease agreements resulted in 100% economic occupancy through June 30, 1997 for Antioch Plaza and through August 1, 1997 for Salem Square, at which times these master leases expired.

    As part of the purchase of Summit of Park Ridge, a portion of the Seller's proceeds were escrowed for the monthly release of master lease payments. The master lease agreements along with credits for signed leases resulted in 90% economic occupancy for Summit of Park Ridge at December 31, 1997.

    As of November 1997, the Company began receiving master lease payments on spaces which were vacated at Lincoln Park Place and Niles Shopping Center. The master lease agreements result in 100% economic occupancy at December 31, 1997 for Lincoln Park Place and 73% economic occupancy for Niles Shopping Center.

    The Company continues to collect rental income on space vacated at Six Corners and Aurora Commons. This income results in 94% economic occupancy at December 31, 1997 for Six Corners and 100% economic occupancy for Aurora Commons.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II


Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters

Market Information

As of December 31, 1997, there were 10,305 Stockholders of the Company. There is no public market for the Shares.

The Company's Share Repurchase Program is available to the Stockholders. Reference is made to "Investment, Reinvestment and Share Repurchase Programs" on page 136 of the Prospectus, which is incorporated herein by reference.

Distributions

The Company declared distributions to Stockholders totaling $.86 per weighted average shares outstanding during 1997. Of this amount, $.64 qualifies as distributions taxable as ordinary income for 1997 and the remainder constitutes a return of capital for tax purposes.

Sales of Unregistered Securities

Options to purchase up to 12,500 Shares have been granted as of December 31, 1997 to the Independent Directors pursuant to the Independent Director Stock Option Plan. On October 24, 1996, 1,000 shares of common stock were sold to Roland Burris, a Director of the Company, for an aggregate of $9,050, pursuant to the exercise of options by Mr. Burris. Since the transaction did not involve any public offering or general solicitation and Mr. Burris had access to the Company's registration statement and knowledge and experience in financial and business matters to evaluate the transaction, the Company relied on the exemption from registration provided in Section 4(2) of the Securities Act in order to issue the shares to Mr. Burris.

Item 6. Selected Financial Data

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

             For the years ended December 31, 1997, 1996 and 1995

               (not covered by the Independent Auditors' Report)

                                        1997           1996          1995
                                        ----           ----          ----
  Total assets.................... $  333,590,131   104,508,686   18,750,877

  Mortgages payable............... $  106,589,710    30,838,233      750,727

  Total income.................... $   29,421,585     6,327,734    1,180,422

  Net income...................... $    8,647,221     2,452,221      496,514

  Net income per share (b)........ $          .57           .55          .53

  Distributions declared.......... $   13,127,597     3,704,943      736,627

  Distributions per share (b)..... $          .86           .82          .78

  Funds from Operations (b)(c).... $   13,203,666     3,391,365      666,408

  Funds available for
    distribution (c).............. $   13,141,242     3,680,824      787,011

  Cash flows provided by operating
    activities.................... $   15,923,839     5,529,709      978,350

  Cash flows used by investing
    activities.................... $ (146,994,619)  (68,976,841)  (6,577,843)

  Cash flows provided by financing
    activities.................... $  173,724,632    71,199,936    6,327,490

  Weighted average number of common
    shares outstanding............     15,225,983     4,494,620      943,156

  (a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

  (b) The net income and distributions  per  share  are based upon the weighted
      average  number  of common  shares  outstanding.   The  $.86 per share

                        INLAND REAL ESTATE  CORPORATION
                           (a Maryland corporation)

             For the years ended December 31, 1997, 1996 and 1995

               (not covered by the Independent Auditors' Report)

     Distributions for the year ended December 31, 1997, represented 99.4% of the Company's Funds From Operations ("FFO") and 99.9% of funds available for distribution for that period. See Footnote (b) below for information regarding the Company's calculation of FFO. Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes will be taxable to Stockholders as ordinary dividend income. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the stockholder's basis in the Shares to the extent thereof, and thereafter as taxable gain (a return of capital). These Distributions will have the effect of deferring taxation of the amount of the Distribution until the sale of the Stockholder's Shares. For 1997, $3,388,364 (or 25.81% of the $13,127,597
     Distribution paid for 1997 represented a return of capital. In order to maintain its qualification as a REIT, the Company must make annual distributions to Stockholders of at least 95% of its taxable income, or approximately $9,252,000 for 1997. Taxable income does not include net capital gains. Under certain circumstances, the Company may be required to make Distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

  (c) "FFO" means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property and amortization and other non-cash items. FFO and funds available for distribution are calculated as follows:

                                                Year ended December 31,
                                                1997           1996
                                                ----           ----
      Net income........................... $ 8,647,221      2,452,221
      Depreciation.........................   4,556,445        939,144
                                            ------------   ------------
        Funds from operations(1)...........  13,203,666      3,391,365

      Normal amortizing principal
        payments of debt...................     (67,300)       (55,670)
      Deferred rent receivable (2).........    (654,978)      (119,225)
      Acquisition cost expenses (3)........     249,493         26,676
      Rental income received under
        master lease agreements (4)........     410,361        437,678
                                            ------------   ------------
        Funds available for distribution... $13,141,242      3,680,824
                                            ============   ============

                        INLAND REAL ESTATE  CORPORATION
                           (a Maryland corporation)

             For the years ended December 31, 1997, 1996 and 1995

               (not covered by the Independent Auditors' Report)



     (1) FFO does not represent cash generated from operating activities calculated in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

     (2) Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.

     (3) Acquisition cost expenses include costs and expenses relating to the acquisition of properties. These costs are estimated to be up to .5% of the Gross Offering Proceeds and are paid from the Proceeds of the Offering.

     (4) As part of several purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one year to eighteen months or until the spaces are leased. Generally accepted accounting principles require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, limitations on the area in which the Company may acquire properties; risks associated with borrowings secured by the Company's properties; competition for tenants and customers; federal, state or local regulations; adverse changes in general economic or local conditions; competition for property acquisitions with third parties that have greater financial resources than the Company; inability of lessees to meet financial obligations; uninsured losses; risks of failing to qualify as a REIT; and potential conflicts of interest between the Company and its affiliates including the Advisor.

Liquidity and Capital Resources

As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, offered on a best efforts basis, at $10.00 per Share, thereby completing the Company's initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 shares, the Second Offering, at $10.00 per Share, on a best efforts basis. As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares, thereby completing the Company's Second Offering. On July 14, 1997, the Company commenced an offering of an additional 20,000,000 Shares, the Third Offering, at $10.00 per Share, on a best efforts basis. As of December 31, 1997, the Company had received subscriptions for a total of 9,326,186 Shares from the Third Offering. In addition, as of December 31, 1997, the Company has distributed 699,954 Shares through the Company's Distribution Reinvestment Program. As of December 31, 1997, the Company has repurchased 52,800 Shares through the Company's Share Repurchase Program. As a result, Gross Offering Proceeds, total $249,231,797, net of Shares repurchased through the Share Repurchase Program.

The Company's capital needs and resources are expected to undergo changes as a result of the completion of the Company's first follow-on public offering of Shares, the commencement of the second follow-on Offerings and the acquisition of properties. Operating cash flow is expected to increase as these additional properties are added to the portfolio. Distributions to Stockholders are determined by the Company's Board of Directors and are dependent upon a number of factors, including the amount of funds available for distribution, the Company's financial condition, capital expenditures, and the annual distribution required to maintain REIT status under the Code.

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents, at December 31, 1997 and December 31, 1996, were $51,145,587 and $8,491,735 respectively. The increase in cash and cash equivalents since December 31, 1996 is due to the additional Offering proceeds raised and additional loan proceeds from financing secured by the Company's properties. Partially offsetting the increase in cash and cash equivalents was the purchase of additional properties since December 31, 1996 and the payment of Offering Costs relating to the Second and Third Offerings. The Company intends to use cash and cash equivalents to purchase additional properties, to pay distributions and to pay Offering Costs.

As of December 31, 1997, the Company had acquired forty-four properties. The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. Commencing with the fourth quarter of 1996, the Company increased the monthly distributions from 8.0% to 8.3% per annum on weighted average shares. Beginning March 1, 1997, the Company increased the monthly distribution paid to 8.5% per annum on weighted average shares. Beginning August 1, 1997, the Company increased the monthly distribution paid to 8.7% per annum on weighted average shares. Distributions declared for the year ended December 31, 1997 were $13,127,597, of which $3,388,364 represents a return of capital for federal income tax purposes.

Management of the Company monitors the various qualification tests the Company must meet to maintain its status as a real estate investment trust. Large ownership of the Company's stock is tested upon purchase to determine that no more than 50% in value of the outstanding stock is owned directly, or indirectly, by five or fewer persons or entities at any time. Management of the Company also determines, on a quarterly basis, that the Gross Income, Asset and Distribution Tests as described in the section of the Prospectus entitled "Federal Income Tax Considerations--Taxation of the Company--REIT Qualification Tests" are met. On an ongoing basis, as due diligence is performed by management of both the Company and the Advisor on potential real estate purchases or temporary investment of uninvested capital, management of both entities determines that the income from the new asset will qualify for REIT purposes. For the year ended December 31, 1997, the Company qualified as a REIT.


Cash Flows From Operating Activities

Net cash provided by operating activities increased from $978,350 for the year ended December 31, 1995 to $5,529,709 for the year ended December 31, 1996 to $15,923,839 for the year ended December 31, 1997. These increases are due primarily to the purchase of additional properties. As of December 31, 1997 the Company had acquired forty-four properties, as compared to twenty-one properties as of December 31, 1996, and six properties as of December 31, 1995.

Cash Flows From Investing Activities

Cash flows used in investing activities were utilized primarily for the purchase of and additions to properties. In addition, the Company made deposits totaling $3,018,530 for two centers to be purchased in 1998.

Cash Flows From Financing Activities

For the year ended December 31, 1997, the Company generated $173,724,632 of cash flows from financing activities as compared to $71,199,936 of cash flows generated from financing activities for the year ended December 31, 1996 and $6,327,490 for the year ended December 31, 1995. These increases are due primarily to the increase in proceeds raised from the Offering of $168,559,450 for the year ended December 31, 1997, as compared to $61,147,146 of Offering proceeds raised for the year ended December 31, 1996 and $19,803,163 of Offering proceeds raised for the year ended December 31, 1995. These increases are also due to $43,926,176 in financing placed on fifteen of the Company's properties for the year ended December 31, 1997, as compared to $25,670,000 in financing placed on twelve of the Company's properties for the year ended December 31, 1996. These increases are partially offset by an increase in the cash used for the payment of Offering costs for the years ended December 31, 1997 and 1996. These increases are also partially offset by an increase in the amount of distributions paid for the year ended December 31, 1997 of $11,899,431 as compared to the distributions paid for the year ended December 31, 1996 of $3,285,528 and distributions paid for the year ended December 31 ,1995 of $607,095.

In December 1997, the Company committed to additional financing secured by Cobbler Crossing and Shorecrest Shopping Center properties totaling $8,454,500 from an unaffiliated lender. The funding of these loans is to occur in early 1998. The mortgage loan secured by Cobbler Crossing will have a term of seven years and, prior to maturity date, will require payments of interest only, fixed at 7.00%. The mortgage loan secured by Shorecrest Shopping Center will have a term of five years and, prior to maturity date, will require payments of interest only, fixed at 7.10%.

The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the Gross Offering Proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including such selling expenses) which together exceed 15% of the Gross Offering Proceeds. As of December 31, 1997, organizational and offering costs did not exceed either of these limitations.

Results of Operations

As of December 31, 1997, subscriptions for a total of 25,026,140 Shares had been received from the public resulting in $249,231,797 in Gross Offering Proceeds, which includes the Advisor's capital contribution of $200,000 and Shares purchased through the DRP. At December 31, 1997, the Company owned thirty-six Neighborhood Retail Centers and eight single-user retail properties.

Total income for the years ended December 31, 1997, 1996 and 1995 was $29,421,585, $6,327,734 and $1,180,422 respectively. These increases were due to the purchase of additional properties in 1997 and 1996. As of December 31, 1997, the Company had acquired forty-four properties, as compared to twenty-one properties as of December 31, 1996 and six properties as of December 31, 1995. The purchase of additional properties also resulted in increases in property operating expenses to Affiliates and non-affiliates and depreciation expense.

The decrease in mortgage interest to Affiliates for the years ended December 31, 1996, as compared to the years ended December 31, 1995, is due to the payoff of the acquisition financing totaling $2,900,000.

The increase in mortgage interest to non-affiliates for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due in part to the mortgage which was assumed as part of the purchase of Regency Point as well as financing placed on previously acquired properties.

The increase in mortgage interest to Affiliates and non-affiliates for the year ended December 31, 1997, as compared to the year ended December 31, 1996, is due to financing placed on previously acquired centers as well as mortgages assumed as part of the purchases of Regency Point, Aurora Commons, Rivertree Court and Fashion Square. The mortgages payable totaled $106,589,710 for the year ended December 31, 1997 as compared to $30,838,233 for the year ended December 31, 1996. The Company continues to have a mortgage payable to an Affiliate collateralized by the Walgreens, Decatur property.

Interest income is the result of cash and cash equivalents being invested in short-term investments until a property is purchased.

The increases in professional services to Affiliates and non-affiliates and general and administrative expenses to Affiliates and non-affiliates for the year ended December 31, 1997, as compared to the year ended December 31, 1996 and 1995, is due to the management of an increased number of real estate assets.

The increase in acquisition cost expenses to Affiliates and non-affiliates is due to the increased number of properties considered for acquisition by the Company and not purchased.

Subsequent Events

As of February 3, 1998, subscriptions for a total of 27,259,012 Shares were received, bringing total gross offering proceeds to approximately $272,544,000.

In January 1998, the Company paid a distribution of $1,777,113 to the Stockholders.

On January 2, 1998, the Company purchased the Woodfield Plaza Shopping Center from an unaffiliated third party for approximately $19,200,000. The property is located in Schaumburg, Illinois and contains approximately 177,418 square feet of leasable space. Its anchor tenants include Kohl's, Barnes and Noble and Linens N' Things.

On January 8, 1998, the Company purchased The Shops of Coopers Grove from an unaffiliated third party for approximately $5,700,000. The property is located in Country Club Hills, Illinois and contains approximately 72,518 square feet of leasable space. Its anchor tenant is Eagle Food Center.

On January 15, 1998, the Company made a $600,000 paydown of the bond secured by the Fashion Square property.

On January 22, 1998, the Company purchased the West Chicago Dominick's property from an unaffiliated third party for approximately $6,300,000. The property is located in West Chicago, Illinois and contains approximately 77,000 square feet of leasable space. It's sole tenant is Dominick's.

In January 1998, the Company obtained additional financing secured by the Dominick's Glendale Heights and Riversquare Shopping Center properties totaling $7,150,000 from an unaffiliated lender. Loan fees total $53,625 in connection with these mortgage loans. The mortgage loans have a term of seven years and, prior to maturity date, requires payment of interest only. Interest is at 7.0% on the Dominick's Glendale Heights loan and 7.15% on the Riversquare Shopping Center loan.

On January 30, 1998, the Company purchased Maple and Belmont property from an unaffiliated third party for approximately $3,165,000. The property is located in Downers Grove, Illinois and contains approximately 31,298 square feet of leasable space. Anchor tenants include J.C. Licht, Goodyear Tire and Copy Center.

On February 2, 1998, the Company purchased Orland Park Retail from an unaffiliated third party for approximately $1,250,000. The property is located in Orland Park, Illinois and contains approximately 8,500 square feet of leasable space. Anchor tenants include Video Update and All Cleaners.

At the completion of the Third Offering, the Company contemplates an additional offering (the "Fourth Offering") for 25,000,000 shares at $11.00 per Share, on a best efforts basis, plus 2,000,000 Shares to be issued through the Company's DRP at $10.45 per Share. The Company filed a registration statement with Securities and Exchange Commission on January 30, 1998.

On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

Impact of Accounting Principles

Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" was issued in 1997. The Statement is effective for fiscal years beginning after December 31, 1997. This Statement requires the Company to report financial and descriptive information about its reportable operating segments.

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


Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in any hedge transactions or derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data


                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                     Index
                                     -----
                                                                          Page
                                                                          ----

Independent Auditors' Report.............................................  22

Financial Statements:

  Balance Sheets, December 31, 1997 and 1996.............................  23

  Statements of Operations for the years ended
    December 31, 1997, 1996 and 1995.....................................  25

  Statements of Stockholders' Equity for the years ended
    December 31, 1997, 1996 and 1995.....................................  26

  Statements of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995.....................................  27

  Notes to Financial Statements..........................................  29

Real Estate and Accumulated Depreciation (Schedule III)..................  43


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                        KPMG Peat Marwick LLP


Chicago, Illinois
January 23, 1998

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets

                          December 31, 1997 and 1996


                                    Assets
                                    ------

                                                        1997          1996
                                                        ----          ----
Investment properties (Notes 1 and 4):
Land............................................   $  75,801,319   24,705,743
  Building and improvements.......................   200,509,519   69,927,238
                                                   ------------- -------------
                                                     276,310,838   94,632,981
  Less accumulated depreciation...................     5,665,483    1,109,038
                                                   ------------- -------------
  Net investment properties.......................   270,645,355   93,523,943
                                                   ------------- -------------
Cash and cash equivalents including amount
  held by property manager (Note 1)...............    51,145,587    8,491,735
Restricted cash (Note 1)..........................     2,073,799      122,043
Accounts and rents receivable (Note 5)............     4,926,643    1,914,756
Deposits and other assets (Note 7)................     3,924,431       95,828
Deferred organization costs (net of
  accumulated amortization of $10,985 and $5,492
  at December 31, 1997 and 1996, respectively)
  (Note 1)........................................        16,477       21,970
Loan fees (net of accumulated amortization
  of $131,266 and $11,875 at December 31, 1997
  and 1996, respectively,) (Note 1)...............       857,839      338,411
                                                   ------------- -------------

    Total assets.................................. $ 333,590,131  104,508,686
                                                   ============= =============



















                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets
                                  (continued)

                          December 31, 1997 and 1996



                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                       1997          1996
Liabilities:                                           ----          ----
  Accounts payable................................ $     47,550       289,912
  Accrued offering costs to Affiliates (Note 2)...      544,288       298,341
  Accrued offering costs to non-affiliates........       36,574         4,236
  Accrued interest payable to Affiliates..........        4,641         4,718
  Accrued interest payable to non-affiliates......      560,821        52,402
  Accrued real estate taxes.......................    7,031,732     2,770,889
  Distributions payable (Note 9)..................    1,777,113       548,947
  Security deposits...............................      754,359       247,769
  Mortgages payable (Note 6)......................  106,589,710    30,838,233
  Unearned income.................................      495,535        64,590
  Other liabilities...............................      493,116        32,820
  Due to Affiliates (Note 2)......................      337,825       255,591
                                                   ------------- -------------
    Total liabilities.............................  118,673,264    35,408,448
                                                   ------------- -------------

Stockholders' Equity (Notes 1 and 2):
  Common stock, $.01 par value, 106,000,000 Shares
    authorized; 25,026,140 and 24,973,340 issued and
    outstanding at December 31, 1997 and 8,144,116
    and 8,137,766 Shares issued and outstanding
    at December 31, 1996, respectively............      249,470        81,000
  Additional paid-in capital (net of offering
    costs of $28,341,719 and $10,500,108 at
    December 31, 1997 and 1996, respectively, of
    which $24,172,634 and $8,096,213 was paid
    to Affiliates, respectively)..................  220,640,608    70,512,073
  Accumulated distributions in excess
    of net income.................................   (5,973,211)   (1,492,835)
                                                   ------------- -------------
    Total stockholders' equity....................  214,916,867    69,100,238
                                                   ------------- -------------
Commitments and contingencies (Note 8)............

Total liabilities and stockholders' equity........ $333,590,131   104,508,686
                                                   ============= =============






                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Statements of Operations

             For the years ended December 31, 1997, 1996 and 1995


                                         1997          1996          1995
Income:                                  ----          ----          ----
  Rental income (Notes 1 and 5)..... $21,112,365     4,467,903       869,485
  Additional rental income..........   6,592,983     1,336,809       228,024
  Interest income...................   1,615,520       438,188        82,913
  Other income......................     100,717        84,834          -
                                     ------------  ------------  ------------
                                      29,421,585     6,327,734     1,180,422
                                     ------------  ------------  ------------
Expenses:
  Professional services to
    Affiliates......................      29,304        16,476         7,277
  Professional services to
    non-affiliates..................      96,681        46,790         1,615
  General and administrative
    expenses to Affiliates..........     115,468        42,904          -
  General and administrative
    expenses to non-affiliates......     241,501        77,389        13,880
  Advisor asset management fee......     843,000       238,108          -
  Property operating expenses to
    Affiliates......................   1,120,429       229,307        46,791
  Property operating expenses to
    non-affiliates..................   7,742,595     1,643,867       279,930
  Mortgage interest to Affiliates...      86,455        64,165       146,821
  Mortgage interest to
    non-affiliates..................   5,568,109       533,320        17,340
  Depreciation......................   4,556,445       939,144       169,894
  Amortization......................     124,884        17,367          -
  Acquisition cost expenses to
    Affiliates......................     194,187          -             -
  Acquisition cost expenses to
    non-affiliates..................      55,306        26,676           360
                                     ------------  ------------  ------------
                                      20,774,364     3,875,513       683,908
                                     ------------  ------------  ------------
    Net income...................... $ 8,647,221     2,452,221       496,514
                                     ============  ============  ============

Net income per weighted average
  common stock shares outstanding
  (15,225,983, 4,494,620 and 943,156
  for the years ended December 31,
  1997, 1996 and 1995, respectively) $       .57           .55           .53
                                     ============  ============  ============




                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                      Statements of Stockholders' Equity

             For the years ended December 31, 1997, 1996 and 1995

                                                    Accumulated
                                        Additional  Distributions
                             Common       Paid-in   in excess of
                              Stock       Capital    net income      Total
                           ----------- ------------ ------------ ------------
Balance January 1, 1995... $      200      199,800         -         200,000

Net income................       -            -         496,514      496,514
Distributions declared
  ($.78 per weighted average
  common stock shares
  outstanding)............       -            -        (736,627)    (736,627)
Proceeds from Offering (net
  of Offering costs of
  $3,121,175).............     19,826   16,662,162         -      16,681,988
Repurchases of Shares.....        (30)     (26,779)        -         (26,809)
                           ----------- ------------ ------------ ------------
Balance December 31, 1995.     19,996   16,835,183     (240,113)  16,615,066

Net income................       -            -       2,452,221    2,452,221
Distributions declared
  ($.82 per weighted average
  common stock shares
  outstanding)............       -            -      (3,704,943)  (3,704,943)
Proceeds from Offering (net
  of Offering costs of
  $7,378,933).............     61,038   53,707,177         -      53,768,215
Repurchases of Shares.....        (34)     (30,287)        -         (30,321)
                           ----------- ------------ ------------ ------------
Balance December 31, 1996.     81,000   70,512,073   (1,492,835)  69,100,238

Net income................       -            -       8,647,221    8,647,221
Distributions declared
  ($.86 per weighted average
  common stock shares
  outstanding)............       -            -     (13,127,597)  (13,127,597)
Proceeds from Offering (net
  of Offering costs of
  $17,841,611)............    168,935  150,548,904         -      150,717,839
Repurchases of Shares.....       (465)    (420,369)        -         (420,834)
                           ----------- ------------ ------------ -------------
Balance December 31, 1997. $  249,470  220,640,608   (5,973,211)  214,916,867
                           =========== ============ ============ =============





                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Statements of Cash Flows

             For the years ended December 31, 1997, 1996 and 1995

                                          1997           1996          1995
Cash flows from operating activities:     ----           ----          ----
  Net income........................ $   8,647,221     2,452,221       496,514
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation....................     4,556,445       939,144       169,894
    Amortization....................       124,884        17,367          -
    Rental income under master
      lease agreements..............       410,361       437,678       133,016
    Straight line rental income.....      (654,978)     (119,225)      (12,413)
    Changes in assets and liabilities:
      Accounts and rents receivable.    (2,356,909)   (1,461,708)     (321,410)
      Other assets..................      (810,073)       62,295        (4,006)
      Accounts payable..............      (242,362)      283,038         6,875
      Accrued interest payable......       508,342        51,878         5,242
      Accrued real estate taxes.....     4,260,843     2,396,709       374,180
      Security deposits.............       506,590       193,286        54,483
      Other liabilities.............       460,296         3,968        28,852
      Due to Affiliates.............        82,234       248,314         7,277
      Unearned income...............       430,945        24,744        39,846
Net cash provided by operating       -------------- ------------- -------------
  activities........................    15,923,839     5,529,709       978,350
                                     -------------- ------------- -------------
Cash flows from investing activities:
  Restricted cash...................    (1,951,756)         -             -
  Additions to investment properties      (836,962)     (136,819)      (51,135)
  Purchase of investment properties.  (141,187,371)  (68,717,979)   (6,376,708)
  Deposit for tenant improvements...          -         (122,043)     (150,000)
  Deposits on investment properties.    (3,018,530)         -             -
Net cash used in investing           -------------- ------------- -------------
  activities........................  (146,994,619)  (68,976,841)   (6,577,843)
                                     -------------- ------------- -------------
Cash flows from financing activities:
  Repayment of loan from Advisor....          -             -         (193,300)
  Proceeds from offering............   168,559,450    61,147,147    19,803,163
  Repurchase of Shares..............      (420,834)      (30,321)      (26,809)
  Payments of offering costs........   (17,563,326)   (7,305,153)   (2,514,129)
  Loan proceeds.....................    43,926,176    25,670,000          -
  Loan fees.........................      (638,819)     (350,286)         -




                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Statements of Cash Flows
                                  (continued)

             For the years ended December 31, 1997, 1996 and 1995

                                          1997           1996          1995
                                          ----           ----          ----
  Distributions paid................ $ (11,899,431)   (3,285,528)     (607,095)
  Repayment of notes from Affiliate.    (8,000,000)   (3,271,185)         -
  Principal payments of debt........      (238,584)   (1,374,738)  (10,106,878)
  Payment of deferred organization
    costs...........................          -             -          (27,462)
Net cash provided by financing       -------------- ------------- -------------
  activities........................   173,724,632    71,199,936     6,327,490
                                     -------------- ------------- -------------
Net increase in cash and
  cash equivalents..................    42,653,852     7,752,804       727,997
Cash and cash equivalents at
  beginning of year.................     8,491,735       738,931        10,934
                                     -------------- ------------- -------------
Cash and cash equivalents at
  end of year....................... $  51,145,587     8,491,735       738,931
                                     ============== ============= =============


Supplemental schedule of noncash investing and financing activities:


                                          1997           1996          1995
                                          ----           ----          ----
Purchase of investment properties..  $(181,251,256)  (77,421,408)  (17,594,313)
  Assumption of mortgage debt......     32,063,885     5,803,429     4,595,178
  Note payable to Affiliate........      8,000,000     2,900,000     6,622,427
                                     -------------- ------------- -------------
                                     $(141,187,371)  (68,717,979)   (6,376,708)
                                     ============== ============= ============

Distributions payable..............  $   1,777,113       548,947       129,532
                                     ============== ============= ============

Cash paid for interest.............  $   5,146,222       545,607       158,919
                                     ============== ============= ============










                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements

             For the years ended December 31, 1997, 1996, and 1995


(1) Organization and Basis of Accounting

Inland Real Estate Corporation (the "Company") was formed on May 12, 1994 to invest in neighborhood retail centers located within an approximate 150-mile radius of its headquarters in Oak Brook, Illinois. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, is the advisor to the Company. On October 14, 1994, the Company commenced an initial public offering, on a best efforts basis, ("Initial Offering") of 5,000,000 shares of common stock ("Shares") at $10.00 per Share. As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the Initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Second Offering"). As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares, thereby completing the Second Offering. On July 14, 1997, the Company commenced an offering of an additional 20,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Third Offering"). As of December 31, 1997, the Company had received subscriptions for a total of 9,326,186 Shares from the Third Offering. In addition, as of December 31, 1997, the Company has distributed 699,954 shares through the Company's Distribution Reinvestment Program ("DRP"). As of December 31, 1997, the Company has repurchased a total of 52,800 Shares through the Share Repurchase Program. As a result, as of December 31, 1997, Gross Offering Proceeds total $249,231,797, net of Shares repurchased through the Share Repurchase Program.

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

Restricted cash at December 31, 1997 includes $861,716 held in escrow for the principal payments payable on the Aurora Commons mortgage and $87,496 held in escrow by the mortgagee for the payment of real estate taxes at Aurora Commons. Restricted cash at December 31, 1997 also includes amounts held as vacancy escrows on Cobbler Crossing, Mallard Crossing and Shorecrest Shopping Center. The monthly amounts drawn for rent under the master lease escrows decrease the basis of the respective properties. Restricted cash at December 31, 1997 also includes $325,000 held in escrow for tenant improvement costs at Fashion Square and $600,000 held at Cole Taylor bank to redeem a portion of the bonds at Fashion Square (Note 9).

Statement of Financial Accounting Standards No. 121 requires the Company to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of properties. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 1997, the Company does not believe any such impairments of its properties exists.

Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon estimated useful lives of 30 years for the building and building improvements and 15 years for the site improvements.

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

In 1997, the Company adopted FASB No. 123, "Accounting for Stock Based Compensation". As allowed by FASB No. 123, the Company plans to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options. This accounting pronouncement did not have a material effect on the financial position or results of operations of the Company.

In 1997, the FASB  issued  Statement  No.  128,  Earnings  per Share, which the
company will adopt in fiscal year  1998.   This Statement will have no material
effect on the Company's primary or diluted net income per share.


(2) Transactions with Affiliates

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to each of the Offerings. Such expenses include postage, data processing and marketing and are reimbursed at cost. The collective costs to Affiliates incurred relating to the Offerings were $1,047,694 and $692,248 as of December 31, 1997 and 1996, respectively, of which $24,374 and $27,976 were unpaid as of December 31, 1997 and 1996, respectively. In addition, an Affiliate of the Advisor serves as dealer manager of each of the Offerings and is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance fee from the Company in connection with each of the Offerings. Such amounts incurred were $23,124,939 and $7,403,965 for the years ended December 31, 1997 and 1996, respectively, of which $519,914 and $270,365 was unpaid as of December 31, 1997 and 1996, respectively. As of December 31, 1997, approximately $19,581,000 of these commissions had been passed through from the Affiliate to unaffiliated soliciting broker/dealers.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)


As of December 31, 1997, the Company had incurred $28,369,181 of total organization and offering costs to Affiliates and non-affiliates. Pursuant to the terms of each of the Offerings, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the gross proceeds of the Offerings (the "Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of the completion of the initial and second Offerings, organizational and offering did not exceed the 5.5% or 15% limitations. As of December 31, 1997, organizational and offering costs of the Third Offering did not exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed either of these limitations upon completion of the offerings, however, any excess amounts will be reimbursed by the Advisor.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the administration of the Company. Such costs are included in professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed.

As of December 31, 1997, the Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus Other Operating Expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return. The Advisor Asset Management Fee plus other operating expenses paid during the previous calendar year did not exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year and Stockholder's received an annual Distribution greater than an 8% return. Accordingly, for the year ended December 31, 1997, the Company has incurred $843,000 of Advisor Asset Management Fees, of which $320,000 remained unpaid at December 31, 1997.

An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. The Company incurred and paid Property Management Fees of $1,120,429 and $229,307 for the years ended December 31, 1997 and 1996, respectively, all of which has been paid.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expense of employees of the Advisor and its Affiliates relating to selecting, evaluating and acquiring of properties. Such amounts are included in building and improvements for those costs relating to properties purchased. Such amounts are included in acquisition cost expenses to Affiliates for costs relating to properties not acquired.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)


(3) Stock Option Plan and Soliciting Dealer Warrant Plan

The Company adopted an Independent Director Stock Option Plan which granted each Independent Director an option to acquire 3,000 Shares as of the date they become a Director and an additional 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 1995 if the Independent Director is a member of the Board on such date. The options for the initial 3,000 Shares granted shall be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The succeeding options are exercisable on the second anniversary of the date of grant. As of December 31, 1996, options for 1,000 Shares have been exercised for $9.05 per Share.

In addition to  sales  commissions,  Soliciting  Dealers  will also receive one
Soliciting Dealer Warrant for each 40 Shares sold by such Soliciting Dealer during the offerings, subject to state and federal securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing with the first date upon which the Soliciting Dealer Warrants are issued and ending upon the first to occur of: (i) October 14, 1999 or (ii) the closing date of a secondary offering of the Shares by the Company. Notwithstanding the foregoing no Soliciting Dealer Warrant will be exercisable until one year from the date of issuance. As of December 31, 1997, none of these warrants were exercised.

                                                INLAND REAL ESTATE CORPORATION
                                                   (a Maryland corporation)

                                                 Notes to Financial Statements
                                                          (continued)



(4) Investment Properties                                                      Gross amount at which carried
                                          Initial Cost (A)                             at end of period
                                     --------------------------     Net      ----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- ------------
Single-user Retail
------------------
  Walgreens/Decatur
    Decatur, IL.............  01/95  $    78,330     1,130,723        -           78,330     1,130,723     1,209,053

  Zany Brainy
    Wheaton, IL.............  07/96      838,000     1,626,033         664       838,000     1,626,697     2,464,697

  Ameritech
    Joliet, IL..............  05/97      170,000       883,293       2,544       170,000       885,837     1,055,837

  Dominicks-Schaumburg
    Schaumburg, IL..........  05/97    2,294,437     8,388,263       2,679     2,294,437     8,390,942    10,685,379

  Dominicks-Highland Park
    Highland Park, IL.......  06/97    3,200,000     9,593,565       2,200     3,200,000     9,595,765    12,795,765

  Dominicks-Glendale Heights
    Glendale Heights, IL....  09/97    1,265,000     6,934,230       9,194     1,265,000     6,943,424     8,208,424

  Party City
    Oakbrook Terrace, IL....  11/97      750,000     1,230,030        -          750,000     1,230,030     1,980,030

  Eagle Country Market
    Roselle, IL.............  11/97      966,667     1,935,350        -          966,667     1,935,350     2,902,017

Neighborhood Retail Centers
---------------------------
  Eagle Crest Shopping Center
    Naperville, IL..........  03/95    1,878,618     2,938,352     115,828     1,878,618     3,054,180     4,932,798

  Montgomery-Goodyear
    Montgomery, IL..........  09/95      315,000       834,659     (11,158)      315,000       823,501     1,138,501

  Hartford/Naperville Plaza
    Naperville, IL..........  09/95      990,000     3,427,961      13,002       990,000     3,440,963     4,430,963

  Nantucket Square
    Schaumburg, IL..........  09/95    1,908,000     2,349,918     (69,881)    1,908,000     2,280,037     4,188,037

  Antioch Plaza
    Antioch, IL.............  12/95      268,000     1,360,445    (120,629)      268,000     1,239,816     1,507,816

  Mundelein Plaza
    Mundelein, IL...........  03/96    1,695,000     3,965,560     (53,429)    1,695,000     3,912,131     5,607,131
                                     ------------ ------------- -----------  ------------  ------------  ------------
    Subtotal                         $16,617,052    46,598,382    (108,986)   16,617,052    46,489,396    63,106,448




                                     -34-

                                             INLAND REAL ESTATE CORPORATION
                                                (a Maryland corporation)

                                              Notes to Financial Statements
                                                       (continued)

(4) Investment Properties (continued)                                          Gross amount at which carried
                                          Initial Cost (A)                             at end of period
                                     --------------------------     Net      ----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- ------------

  Subtotal                           $16,617,052    46,598,382    (108,986)   16,617,052    46,489,396    63,106,448

  Regency Point
    Lockport, IL............  04/96    1,000,000     4,720,800     (19,377)    1,000,000     4,701,423     5,701,423

  Prospect Heights
    Prospect Heights, IL....  06/96      494,300     1,683,755      (9,724)      494,300     1,674,031     2,168,331

  Montgomery-Sears
    Montgomery, IL..........  06/96      768,000     2,714,173     (48,504)      768,000     2,665,669     3,433,669

  Salem Square
    Countryside, IL.........  08/96    1,735,000     4,449,217     (16,960)    1,735,000     4,432,257     6,167,257

  Hawthorn Village
    Vernon Hills, IL........  08/96    2,619,500     5,887,640      46,891     2,619,500     5,934,531     8,554,031

  Six Corners
    Chicago, IL.............  10/96    1,440,000     4,538,152       3,638     1,440,000     4,541,790     5,981,790

  Spring Hill Fashion Corner
    West Dundee, IL.........  11/96    1,794,000     7,415,396       3,955     1,794,000     7,419,351     9,213,351

  Crestwood Plaza
    Crestwood, IL...........  12/96      325,577     1,483,183       4,750       325,577     1,487,933     1,813,510

  Park St. Claire
    Schaumburg, IL..........  12/96      319,578       986,920     226,674       319,578     1,213,594     1,533,172

  Lansing Square
    Lansing, IL.............  12/96    4,075,000    12,179,383      18,087     4,075,000    12,197,470    16,272,470

  Summit of Park Ridge
    Park Ridge, IL..........  12/96      672,000     2,497,950       5,886       672,000     2,503,836     3,175,836

  Grand and Hunt Club
    Gurnee, IL..............  12/96      969,840     2,622,575     (52,811)      969,840     2,569,764     3,539,604

  Quarry Outlot
    Hodgkins, IL............  12/96      522,000     1,278,431       8,872       522,000     1,287,303     1,809,303

  Maple Park Place
    Bolingbrook, IL.........  01/97    3,665,909    11,669,428      10,603     3,665,909    11,680,031    15,345,940

  Aurora Commons
    Aurora, IL..............  01/97    3,220,000     8,318,661       3,901     3,220,000     8,322,562    11,542,562
                                     ------------ ------------- -----------  ------------  ------------  ------------
    Subtotal                         $40,237,756   119,044,046      76,895    40,237,756   119,120,941   159,358,697



                                     -35-

                                             INLAND REAL ESTATE CORPORATION
                                                (a Maryland corporation)

                                              Notes to Financial Statements
                                                       (continued)

(4) Investment Properties (continued)                                          Gross amount at which carried
                                          Initial Cost (A)                             at end of period
                                     --------------------------     Net      ----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- ------------

  Subtotal                           $40,237,756   119,044,046      76,895    40,237,756   119,120,941   159,358,697

  Lincoln Park Place
    Chicago, IL.............  01/97      819,000     1,299,902     (11,788)      819,000     1,288,114     2,107,114

  Niles Shopping Center
    Niles, IL...............  04/97      850,000     2,408,467     (22,157)      850,000     2,386,310     3,236,310

  Mallard Crossing
    Elk Grove Village, IL...  05/97    1,778,667     6,331,943     (22,929)    1,778,667     6,309,014     8,087,681

  Cobblers Crossing
    Elgin, IL...............  05/97    3,200,000     7,763,940     (67,400)    3,200,000     7,696,540    10,896,540

  Calumet Square
    Calumet City, IL........  06/97      527,000     1,537,316       6,664       527,000     1,543,980     2,070,980

  Sequoia Shopping Center
    Milwaukee, WI...........  06/97    1,216,914     1,802,336      (8,060)    1,216,914     1,794,276     3,011,190

  Riversquare Shopping Center
    Naperville, IL..........  06/97    2,853,226     3,124,732     103,872     2,853,226     3,228,604     6,081,830

  Rivertree Court
    Vernon Hills, IL........  07/97    8,651,875    22,861,547       6,233     8,651,875    22,867,780    31,519,655

  Shorecrest Plaza
    Racine, WI..............  07/97    1,150,000     4,749,758     (17,469)    1,150,000     4,732,289     5,882,289

  Dominicks-Countryside
    Countryside, IL.........  12/97    1,375,000       925,106        -        1,375,000       925,106     2,300,106

  Terramere Plaza
    Arlington Heights, IL...  12/97    1,435,000     2,966,411        -        1,435,000     2,966,411     4,401,411

  Wilson Plaza
    Batavia, IL.............  12/97      310,000       984,720        -          310,000       984,720     1,294,720

  Iroquois Center
    Naperville, IL..........  12/97    3,668,347     8,258,584        -        3,668,347     8,258,584    11,926,931

  Fashion Square
    Skokie, IL..............  12/97    2,393,534     6,822,071        -        2,393,534     6,822,071     9,215,605

  Naper West
    Naperville, IL..........  12/97    5,335,000     9,584,779        -        5,335,000     9,584,779    14,919,779
                                     ------------ ------------- -----------  ------------  ------------  ------------
  Total                              $75,801,319   200,465,658      43,861    75,801,319   200,509,519   276,310,838
                                     ===========  ============  ===========  ============  ============  ============

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                               December 31, 1997

(4) Investment Properties (continued)

(A) The initial cost to the Company, represents the original purchase price of the property, including amounts incurred subsequent to acquisition, which were contemplated at the time the property was acquired.

(B) Adjustments to basis includes additions to investment properties and payments received under master lease agreements. As part of several purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. Generally Accepted Accounting Principles ("GAAP") require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The cumulative amount of such payments was $981,055 and $570,694 as of December 31, 1997 and 1996, respectively (Note 5).

Cost and accumulated depreciation of the above properties are summarized as follows:
                                                      1997          1996
    Single User Retail Properties:                    ----          ----
         Cost.................................... $ 41,301,202    3,673,086
         Less accumulated depreciation...........      674,772      112,871
                                                  ------------- ------------
                                                    40,626,430    3,560,215
    Neighborhood Retail Centers:                  ------------- ------------
         Cost....................................  235,009,636   90,959,895
         Less accumulated depreciation...........    4,990,711      996,167
                                                  ------------- ------------
                                                   230,018,925   89,963,728
                                                  ------------- ------------
         Total................................... $270,645,355   93,523,943
                                                  ============= ============

Pro Forma Information (unaudited)

The Company acquired its investment properties at various times over the three year period ended December 31, 1997 as described in Note 4. The following table sets forth certain summary unaudited pro forma operating data as if the acquisitions had been consummated as of the beginning of the previous respective period.
                                                     For the years ending
                                                         December 31,
                                                       1997         1996
                                                       ----         ----
         Total revenues.......................... $ 43,073,222   38,856,382
         Total depreciation......................    6,947,224    6,693,622
         Total expenses..........................   30,975,575   27,294,953
         Net income..............................   12,097,647   11,561,429

The unaudited pro forma operating data are presented for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been for each of the periods presented, nor does such data purport to represent the results to be achieved in future periods.

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

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed:

                                                                   Number of
                                                    Minimum Lease    Leases
                                                       Payments     Expiring
                                                    ------------- -----------
         1998...................................... $ 30,852,420       66
         1999......................................   27,815,045      101
         2000......................................   24,678,197       73
         2001......................................   21,377,331       49
         2002......................................   18,920,519       55
         Thereafter................................  137,903,729       82
                                                    -------------
         Total..................................... $261,547,241
                                                    =============

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

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include increases of $654,978, $119,225 and $12,413 in 1997, 1996 and 1995, of rental income for the period of occupancy for which stepped rent increases apply and $786,616 and $131,638 in related accounts receivable as of December 31, 1997 and 1996, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)


(6) Mortgages and Note Payable

Mortgages payable consist of the following at December 31, 1997 and 1996:

                        Current              Current         Balance at
Property as             Interest   Maturity  Monthly   Dec. 31,     Dec. 31,
Collateral                Rate       Date   Payment(a)   1997         1996
------------           ---------- --------- --------- ------------ ------------
Mortgage payable to Affiliate:
  Walgreens               7.655%   05/2004  $  5,689  $   727,472      739,543

Mortgages payable to non-affiliates:
  Regency Point           7.4875%  08/2000     (b)      4,373,461    4,428,690
  Eagle Crest             7.850%   10/2003    15,373    2,350,000    2,350,000
  Nantucket Square        7.850%   10/2003    14,392    2,200,000    2,200,000
  Antioch Plaza           7.850%   10/2003     5,724      875,000      875,000
  Mundelein Plaza         7.850%   10/2003    18,382    2,810,000    2,810,000
  Montgomery-Goodyear     7.850%   10/2003     4,121      630,000      630,000
  Montgomery-Sears        7.850%   08/2003    10,761    1,645,000    1,645,000
  Hartford/Naperville     7.850%   08/2003    15,111    2,310,000    2,310,000
  Zany Brainy             7.590%   01/2004     7,875    1,245,000    1,245,000
  Prospect Heights
    Plaza                 7.590%   01/2004     6,926    1,095,000    1,095,000
  Hawthorn Village
    Commons               7.590%   01/2004    27,071    4,280,000    4,280,000
  Six Corners Plaza       7.590%   01/2004    19,608    3,100,000    3,100,000
  Salem Square
    Shopping Center       7.590%   01/2004    19,797    3,130,000    3,130,000
  Lansing Square          7.800%   01/2004    52,975    8,150,000         -
  Spring Hill Fashion
    Mall                  7.800%   01/2004    30,485    4,690,000         -
  Aurora Commons (c)      9.000%   10/2001    70,556    9,392,602         -
  Maple Park Place        7.650%   06/2004    48,769    7,650,000         -
  Dominicks-Schaumburg    7.49%    06/2004    33,365    5,345,500         -
  Summit Park Ridge       7.49%    06/2004     9,987    1,600,000         -
  Lincoln Park Place      7.49%    06/2004     6,554    1,050,000         -
  Crestwood Plaza         7.650%   06/2004     5,765      904,380         -
  Park St. Claire         7.650%   06/2004     4,861      762,500         -
  Quarry                  7.650%   06/2004     5,738      900,000         -
  Grand/Hunt Club         7.49%    06/2004    11,210    1,796,000         -
  Rivertree Court (d)    10.030%   11/1998   131,226   15,700,000         -
  Niles Shopping Center   7.23%    01/2005     9,745    1,617,500         -
  Ameritech               7.23%    01/2005     3,147      522,375         -
  Calumet Square          7.23%    01/2005     6,223    1,032,920         -

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)


                        Current              Current         Balance at
Property as             Interest   Maturity  Monthly   Dec. 31,     Dec. 31,
Collateral                Rate       Date   Payment(a)   1997         1996
------------           ---------- --------- --------- ------------ ----------

  Sequoia Shopping
    Center                7.23%    01/2005     9,068    1,505,000        -
  Dominick's Highland
    Park                  7.21%    12/2004    38,453    6,400,000        -
  Fashion Square (e)      4.10%    12/2014    27,642    6,800,000        -
                                                      ------------ -----------
Mortgages Payable.................................... $106,589,710 30,838,233
                                                      ============ ===========


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

(d) The Company received a credit for interest expense on the debt at closing.

(e) As part of the purchase of this property, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 offered by the Village of Skokie, Illinois. The interest rate floats and is reset weekly by a re-marketing agent. The current rate is 4.10%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the bond outstanding. In addition, there is a .125% re-marketing fee paid annually.


As of December 31, 1997, the required future principal payments on the Company's long-term debt over the next five years are as follows:

              1998.................................... $   845,541
              1999....................................     288,310
              2000....................................   4,474,649
              2001....................................   8,812,017
              2002....................................      17,679

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

(7) Deposits on Investment Properties

On February 7, 1997, the Company made an initial deposit of $1,228,510 for the purchase of Oak Forest Commons. On July 31, 1997, the Company made an additional deposit of $524,390. The balance of the purchase price, approximately $10,083,000, will be paid upon completion of the redevelopement of the center and when the anticipated main tenant, Dominick's Finer Foods, Inc., begins paying rent under a lease agreement.

On February 7, 1997, the Company made an initial deposit of $1,265,630 for the purchase of Downers Grove Plaza. The balance of the purchase price, approximately $15,382,000, will be paid upon completion of the redevelopement of the center and when the anticipated main tenant, Dominick's Finer Foods, Inc. begins paying rent under a lease agreement.

The Company earns interest on these deposits at the rate of 9.3% per annum.

(8) Loan Commitments

In December 1997, the Company committed to additional financing secured by Cobbler Crossing and Shorecrest Shopping Center properties totaling $8,454,500 from an unaffiliated lender. The funding of these loans is to occur in early 1998. The mortgage loan secured by Cobbler Crossing will have a term of seven years and, prior to maturity date, will require payments of interest only, fixed at 7.00%. The mortgage loan secured by Shorecrest Shopping Center will have a term of five years and, prior to maturity date, will require payments of interest only, fixed at 7.10%.

(9) Subsequent Events, unaudited

As of February 3, 1998, subscriptions for a total of 27,259,012 Shares were received, bringing total gross offering proceeds to approximately $272,544,000.

In January 1998, the Company paid a distribution of $1,777,113 to the Stockholders.

On January 2, 1998, the Company purchased the Woodfield Plaza Shopping Center from an unaffiliated third party for approximately $19,200,000. The property is located in Schaumburg, Illinois and contains approximately 177,418 square feet of leasable space. Its anchor tenants include Kohl's, Barnes and Noble and Linens N' Things.

On January 8, 1998, the Company purchased The Shops of Coopers Grove from an unaffiliated third party for approximately $5,700,000. The property is located in Country Club Hills, Illinois and contains approximately 72,518 square feet of leasable space. Its anchor tenant is Eagle Food Center.

On January 15, 1998, the Company made a $600,000 paydown of the bond secured by the Fashion Square property.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)


On January 22, 1998, the Company purchased the West Chicago Dominick's property from an unaffiliated third party for approximately $6,300,000. The property is located in West Chicago, Illinois and contains approximately 77,000 square feet of leasable space. It's sole tenant is Dominick's.

In January 1998, the Company obtained additional financing secured by the Dominick's Glendale Heights and Riversquare Shopping Center properties totaling $7,150,000 from an unaffiliated lender. Loan fees total $53,625 in connection with these mortgage loans. The mortgage loans have a term of seven years and, prior to maturity date, requires payment of interest only. Interest is at 7.0% on the Dominick's Glendale Heights loan and 7.15% on the Riversquare Shopping Center loan.

On January 30, 1998, the Company purchased Maple and Belmont property from an unaffiliated third party for approximately $3,165,000. The property is located in Downers Grove, Illinois and contains approximately 31,298 square feet of leasable space. Anchor tenants include J.C. Licht, Goodyear Tire and Copy Center.

On February 2, 1998, the Company purchased Orland Park Retail from an unaffiliated third party for approximately $1,250,000. The property is located in Orland Park, Illinois and contains approximately 8,500 square feet of leasable space. anchor tenants include Video Update and All Cleaners.

At the completion of the Third Offering, the Company contemplates an additional offering (the "Fourth Offering") for 25,000,000 shares at $11.00 per Share, on a best efforts basis, plus 2,000,000 Shares to be issued through the Company's DRP at $10.45 per Share. The Company filed a registration statement with the Securities and Exchange Commission on January 30, 1998.

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

                                          INLAND REAL ESTATE CORPORATION
                                             (a Maryland corporation)

                                                   Schedule III
                                     Real Estate and Accumulated Depreciation

                                                 December 31, 1997
                                        Initial Cost                                Gross amount at which carried
                                             (A)                                        at end of period (B)
                                   ------------------------              --------------------------------------------------
                                                                                                                         Date
                                                 Buildings  Adjustments    Land       Buildings             Accumulated  Con-
                                                   and          to          and         and         Total   Depreciation stru- Date
                       Encumbrance    Land     improvements  Basis (C)  improvements improvements    (D)         (E)     cted   Acq
                       ----------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- ----- -----
Single-user Retail
------------------
  Walgreens/Decatur
    Decatur, IL.......... $ 727,472     78,330    1,130,723       -          78,330   1,130,723    1,209,053    109,931  1988  01/95

  Zany Brainy
    Wheaton, IL.......... 1,245,000    838,000    1,626,033        664      838,000   1,626,697    2,464,697     81,313  1995  07/96

  Ameritech
    Joliet, IL...........   522,375    170,000      883,293      2,544      170,000     885,837    1,055,837     19,595  1995  05/97

  Dominicks-Schaumburg
    Schaumburg, IL....... 5,345,500  2,294,437    8,388,263      2,679    2,294,437   8,390,942   10,685,379    163,147  1996  05/97

  Dominicks-Highland Park
    Highland Park, IL.... 6,400,000  3,200,000    9,593,565      2,200    3,200,000   9,595,765   12,795,765    224,931  1996  06/97

  Dominicks-Glendale Heights
    Glendale Heights, IL.      -     1,265,000    6,934,230      9,194    1,265,000   6,943,424    8,208,424     61,949  1997  09/97

  Party City
    Oakbrook Terrace, IL.      -       750,000    1,230,030       -         750,000   1,230,030    1,980,030      6,809  1985  11/97

  Eagle Country Market
    Roselle, IL..........      -       966,667    1,935,350       -         966,667   1,935,350    2,902,017      7,097  1990  11/97

Neighborhood Retail Centers
---------------------------
  Eagle Crest Shopping Center
    Naperville, IL....... 2,350,000  1,878,618    2,938,352    115,828    1,878,618   3,054,180    4,932,798    281,851  1991  03/95

  Montgomery-Goodyear
    Montgomery, IL......    630,000    315,000      834,659    (11,158)     315,000     823,501    1,138,501     61,859  1991  09/95

  Hartford/Naperville Plaza
    Naperville, IL....... 2,310,000    990,000    3,427,961     13,002      990,000   3,440,963    4,430,963    277,899  1995  09/95

  Nantucket Square
    Schaumburg, IL....... 2,200,000  1,908,000    2,349,918    (69,881)   1,908,000   2,280,037    4,188,037    171,240  1980  09/95

  Antioch Plaza
    Antioch, IL..........   875,000    268,000    1,360,445   (120,629)     268,000   1,239,816    1,507,816     90,049  1995  12/95

  Mundelein Plaza
    Mundelein, IL........ 2,810,000  1,695,000    3,965,560    (53,429)   1,695,000   3,912,131    5,607,131    229,796  1990  03/96

  Regency Point
    Lockport, IL......... 4,373,461  1,000,000    4,720,800    (19,377)   1,000,000   4,701,423    5,701,423    274,247  1993  04/96
                       ------------ ----------- ------------ ----------- ----------- ------------ ----------- -------------
    Subtotal           $ 29,788,808 17,617,052   51,319,182   (128,363)  17,617,052  51,190,819   68,807,871  2,061,713



                                                               INLAND REAL ESTATE CORPORATION
                                                                  (a Maryland corporation)

                                                                  Schedule III (continued)
                                                          Real Estate and Accumulated Depreciation

                                                                      December 31, 1997


                                        Initial Cost                               Gross amount at which carried
                                             (A)                                       at end of period (B)
                                   ------------------------             --------------------------------------------------
                                                                                                                         Date
                                                 Buildings  Adjustments    Land       Buildings             Accumulated  Con-
                                                   and          to          and         and         Total   Depreciation stru- Date
                       Encumbrance    Land     improvements  Basis (C)  improvements improvements    (D)         (E)     cted   Acq
                       ----------- ----------- ------------ ----------- ----------- ------------ ---------- ------------ ----- -----

  Subtotal             $ 29,788,808 17,617,052   51,319,182   (128,363)  17,617,052  51,190,819   68,807,871  2,061,713

  Prospect Heights
    Prospect Heights, IL. 1,095,000    494,300    1,683,755     (9,724)     494,300   1,674,031    2,168,331     83,479  1985  06/96

  Montgomery-Sears
    Montgomery, IL....... 1,645,000    768,000    2,714,173    (48,504)     768,000   2,665,669    3,433,669    134,141  1990  06/96

  Salem Square
    Countryside, IL...... 3,130,000  1,735,000    4,449,217    (16,960)   1,735,000   4,432,257    6,167,257    209,482  1973  08/96

  Hawthorn Village
    Vernon Hills, IL..... 4,280,000  2,619,500    5,887,640     46,891    2,619,500   5,934,531    8,554,031    274,230  1979  08/96

  Six Corners
    Chicago, IL.......... 3,100,000  1,440,000    4,538,152      3,638    1,440,000   4,541,790    5,981,790    182,845  1966  10/96

  Spring Hill Fashion Corner
    West Dundee, IL...... 4,690,000  1,794,000    7,415,396      3,955    1,794,000   7,419,351    9,213,351    278,079  1985  11/96

  Crestwood Plaza
    Crestwood, IL........   904,380    325,577    1,483,183      4,750      325,577   1,487,933    1,813,510     49,565  1992  12/96

  Park St. Claire
    Schaumburg, IL.......   762,500    319,578      986,920    226,674      319,578   1,213,594    1,533,172     59,391  1994  12/96

  Lansing Square
    Lansing, IL.......... 8,150,000  4,075,000   12,179,383     18,087    4,075,000  12,197,470   16,272,470    407,128  1991  12/96

  Summit of Park Ridge
    Park Ridge, IL....... 1,600,000    672,000    2,497,950      5,886      672,000   2,503,836    3,175,836     83,749  1986  12/96

  Grand and Hunt Club
    Gurnee, IL........... 1,796,000    969,840    2,622,575    (52,811)     969,840   2,569,764    3,539,604     85,654  1996  12/96

  Quarry Outlot
    Hodgkins, IL.........   900,000    522,000    1,278,431      8,872      522,000   1,287,303    1,809,303     42,860  1996  12/96

  Maple Park Place
    Bolingbrook, IL...... 7,650,000  3,665,909   11,669,428     10,603    3,665,909  11,680,031   15,345,940    440,388  1992  01/97

  Aurora Commons
    Aurora, IL........... 9,392,602  3,220,000    8,318,661      3,901    3,220,000   8,322,562   11,542,562    281,096  1988  01/97
                       ------------ ---------- ------------ ------------ ---------- ------------ ----------- -----------
    Subtotal           $ 78,884,290 40,237,756  119,044,046     76,895   40,237,756 119,120,941  159,358,697  4,673,800




                                                               INLAND REAL ESTATE CORPORATION
                                                                  (a Maryland corporation)

                                                                  Schedule III (continued)
                                                          Real Estate and Accumulated Depreciation

                                                                      December 31, 1997

                                        Initial Cost                               Gross amount at which carried
                                             (A)                                       at end of period (B)
                                   ------------------------             --------------------------------------------------
                                                                                                                         Date
                                                 Buildings  Adjustments    Land       Buildings             Accumulated  Con-
                                                   and          to          and         and         Total   Depreciation stru- Date
                       Encumbrance    Land     improvements  Basis (C)  improvements improvements    (D)         (E)     cted   Acq
                       ----------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- ----- -----
  Subtotal             $ 78,884,290 40,237,756  119,044,046     76,895   40,237,756 119,120,941  159,358,697  4,673,800

  Lincoln Park Place
    Chicago, IL.......... 1,050,000    819,000    1,299,902    (11,788)     819,000   1,288,114    2,107,114     39,828  1990  01/97

  Niles Shopping Center
    Niles, IL............ 1,617,500    850,000    2,408,467    (22,157)     850,000   2,386,310    3,236,310     56,614  1982  04/97

  Mallard Crossing
    Elk Grove Village, IL      -     1,778,667    6,331,943    (22,929)   1,778,667   6,309,014    8,087,681    148,038  1993  05/97

  Cobblers Crossing
    Elgin, IL............      -     3,200,000    7,763,940    (67,400)   3,200,000   7,696,540   10,896,540    179,263  1993  05/97

  Calumet Square
    Calumet City, IL..... 1,032,920    527,000    1,537,316      6,664      527,000   1,543,980    2,070,980     29,861  1967/ 06/97
                                                                                                                          1994
  Sequoia Shopping Center
    Milwaukee, WI........ 1,505,000  1,216,914    1,802,336     (8,060)   1,216,914   1,794,276    3,011,190     32,470  1988  06/97

  Riversquare Shopping Center
    Naperville, IL.......      -     2,853,226    3,124,732    103,872    2,853,226   3,228,604    6,081,830     64,297  1988  06/97

  Rivertree Court
    Vernon Hills, IL.... 15,700,000  8,651,875   22,861,547      6,233    8,651,875  22,867,780   31,519,655    375,277  1988  07/97

  Shorecrest Plaza
    Racine, WI...........      -     1,150,000    4,749,758    (17,469)   1,150,000   4,732,289    5,882,289     66,035  1977  07/97

  Countryside
    Countryside, IL......      -     1,375,000      925,106       -       1,375,000     925,106    2,300,106       -     1975  12/97

  Terramere Plaza
    Arlington Heights, IL      -     1,435,000    2,966,411       -       1,435,000   2,966,411    4,401,411       -     1980  12/97

  Wilson Plaza
    Batavia, IL..........      -       310,000      984,720       -         310,000     984,720    1,294,720       -     1986  12/97

  Iroquois Center
    Naperville, IL.......      -     3,668,347    8,258,584       -       3,668,347   8,258,584   11,926,931       -     1983  12/97

  Fashion Square
    Skokie, IL........... 6,200,000  2,393,534    6,822,071       -       2,393,534   6,822,071    9,215,605       -     1984  12/97

  Naper West
    Naperville, IL.......      -     5,335,000    9,584,779       -       5,335,000   9,584,779   14,919,779       -     1985  12/97
                       ------------ ----------- ------------ ----------- ---------- ------------ ----------- -----------
    Total              $105,989,710 75,801,319  200,465,658     43,861   75,801,319 200,509,519  276,310,838  5,665,483
                       ============ =========== ============ =========== ========== ============ =========== ===========



                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Schedule III (continued)

                   Real Estate and Accumulated Depreciation

                       December 31, 1997, 1996 and 1995

Notes:

   (A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

   (B) The aggregate cost of real estate owned at December 31, 1997 and 1996 for federal income tax purposes was approximately $277,000,000 and $95,000,000, unaudited respectively.

   (C) As part of the Montgomery-Goodyear, Hartford/Naperville Plaza, Nantucket
       Square, Antioch Plaza, Mundelein  Plaza, Regency Point, Prospect Heights
       Plaza, Montgomery-Sears and Salem Square purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one year to eighteen months or until the spaces are leased. GAAP requires that as these payments are received, the Company record the payments as a reduction in the purchase price of the properties rather than as rental income. The Company has recorded
       $410,361, $437,678 and $133,016 of such payments as of December 31, 1997, 1996 and 1995, respectively.

   (D) Reconciliation of real estate owned:

                                         1997           1996          1995
                                    -------------  ------------- -------------
       Balance at beginning of year $ 94,632,981     17,512,432          -
       Purchases of property.......  181,251,256     77,421,408    17,594,313
       Additions...................      836,962        136,819        51,135
       Payments received under
         master leases.............     (410,361)      (437,678)     (133,016)
                                    -------------  ------------- -------------
       Balance at end of year...... $276,310,838     94,632,981    17,512,432
                                    =============  ============= =============

   (E) Reconciliation of accumulated depreciation:

       Balance at beginning of year $  1,109,038        169,894          -
       Depreciation expense........    4,556,445        939,144       169,894
                                    -------------  ------------- -------------
       Balance at end of year...... $  5,665,483      1,109,038       169,894
                                    =============  ============= =============









Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1997.



                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

Officers and Directors

The Company's current officers, directors and key employees are as follows:

                               Functional Title
                               ----------------
  Robert D. Parks......... President, Chief Executive Officer, Chief Operating
                           Officer and Affiliated Director
  G. Joseph Cosenza....... Affiliated Director
  Heidi N. Lawton......... Independent Director
  Roland W. Burris........ Independent Director
  Joel G. Herter.......... Independent Director
  Roberta S. Matlin....... Vice President - Administration
  Kelly Tucek............. Secretary, Treasurer and Chief Financial Officer
  Patricia A. Challenger.. Assistant Secretary


ROBERT D. PARKS (age  54)  President,  Chief Executive Officer, Chief Operating
Officer and Director of the  Company  since  its  formation in 1994.  Mr. Parks joined The Inland Group, Inc. ("TIGI")  and  its affiliates in 1968.  Mr. Parks is a  Director  of  TIGI  and  is  Chairman  of  Inland  Real Estate Investment
Corporation ("IREIC") and is a  Director  of both Inland Securities Corporation and the Advisor.  Mr.  Parks  is  responsible for the ongoing administration of existing partnerships, corporate budgeting  and  administration  for IREIC.  In this capacity he  oversees  and  coordinates  the  marketing of all investments nationwide and has overall  responsibility  for  investor relations.  Mr. Parks received his B.A. Degree from Northeastern Illinois University in 1965 and M.A.
from  the  University  of  Chicago  in   1968.    He  is  a  registered  Direct
Participation Program Principal  with  the  National  Association of Securities
Dealers, Inc. and a licensed real estate  broker.    He is a member of the Real
Estate Investment  Association  and  the  National  Association  of Real Estate
Investment Trusts.

G. JOSEPH COSENZA (age 54) Director of the Company since its formation in 1994.
Mr. Cosenza is a Director  and  Vice  Chairman  of  The Inland Group, Inc.  Mr.
Cosenza oversees,  coordinates  and  directs  TIGI's  many  enterprises and, in
addition,  immediately  supervises  a   staff  of  eight  property  acquisition
personnel.  Mr. Cosenza has been a consultant to other real estate entities and
lending institutions on property appraisal  methods.   Mr. Cosenza received his
B.A. Degree from Northeastern Illinois  University  in 1966 and his M.S. Degree
from Northern Illinois University in 1972.  From 1967 to 1968, he taught at the
LaGrange School District in Hodgkins, Illinois and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District.




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

HEIDI N. LAWTON (age 36) Independent Director since October 1994, Ms. Lawton is managing broker, owner and president of Lawton Realty Group, an Oak Brook, Illinois real estate brokerage firm which she founded in 1989. The firm specializes in commercial, industrial and investment real estate brokerage.
Ms. Lawton is responsible for all aspects of the operations of the company, including structuring real estate investments, procuring partner/investors, acquiring land and properties and obtaining financing for development and/or acquisition. Prior to founding Lawton Realty Group and while she was earning her B.S. Degree in business management from the National College of Education, Ms. Lawton was managing broker for VCR Realty in Addison, Illinois. Ms. Lawton has been licensed as a real estate professional since 1982 and has served as a member of the Certified Commercial Investment Members, secretary of the Northern Illinois Association of Commercial Realtors, and is a past board member and commercial director of the DuPage Association of Realtors.

ROLAND W. BURRIS (age 60) Independent  Director since January 1996,  Mr. Burris has been the Managing Partner  of  Jones,  Ware  &  Grenard, a Chicago law firm since June 1995, where he  practices  primarily  in the areas of environmental,
banking and consumer protection.   From  1973  to 1995, Mr. Burris held various
governmental positions in  the  State  of  Illinois including State Comptroller
(1979 to 1991) and Attorney General  (1991  to 1995).  Mr. Burris completed his undergraduate studies  at  Southern  Illinois  University  in  1959 and studied international law as  an  exchange  student  at  the  University  of Hamburg in
Germany.  Mr. Burris graduated from  Howard  University Law School in 1963. Mr.
Burris serves on the  board  of  the  Illinois  Criminal Justice Authority, the
Financial Accounting Foundation,  the  Law  Enforcement Foundation of Illinois,
the African American Citizens  Coalition  on  Regional  Development and the Boy
Scouts of America.  He currently serves  as chair of the Illinois State Justice
Commission and is an adjunct  professor  in the Master of Public Administration
Program at Southern Illinois University.

JOEL G. HERTER, CPA (age  60)  Independent  Director of the Company since 1997,
Mr. Herter is a senior partner of Wolf & Company LLP ("Wolf") where he has been employed since 1978.  Mr. Herter graduated from Elmhurst College in 1959 with a
Bachelor of Science degree in business administration.  His business experience includes accounting and auditing,  tax  and general business services including venture and conventional  financing,  forecasts  and projections, and strategic
planning to a variety of industries.   From  1978 to 1991, Mr. Herter served as
managing partner for Wolf.  Mr. Herter is a member of the American Institute of
Certified Public Accountants  and  the  Illinois  CPA  Society  and  was a past president and director of the Elmhurst Chamber of Commerce and was appointed by
Governor Thompson of the State of  Illinois  to  serve on the 1992 World's Fair
Authority.  Mr. Herter currently serves  as  chairman of the Board of Trustees,
Elmhurst Memorial  Hospital;  director  of  Suburban  Bank  and Trust Company,;
"chairman elect" of the Board  of  Trustees,  Elmhurst College; chairman of the
DuPage Water Commission; treasurer  to  the House Republican Campaign Committee and Friends of Lee Daniels  Committee; treasurer for Illinois Attorney General,
Jim Ryan.   Mr. Herter has  also  been appointed by Governor Edgar of the State of Illinois to the Illinois Sports Facilities Authority.



ROBERTA S. MATLIN (age 53) Vice President - Administration of the Company since
March  1995.    Ms.  Matlin  joined  TIGI  in  1984  as  Director  of  Investor
Administration and currently  serves  as  Senior  Vice President-Investments of
IREIC directing the day-to-day internal  operations.   Ms. Matlin is a Director
of both Inland Securities Corporation and  the Advisor.  Prior to joining TIGI,
Ms. Matlin was employed for eleven  years  by  the Chicago Region of the Social
Security Administration of the  United  States  Department  of Health and Human
Services.  Ms. Matlin received her  B.A. Degree from the University of Illinois in 1966 and is registered with  the National Association of Securities Dealers,
Inc. as a general securities principal.

KELLY TUCEK (age 35) Secretary,  Treasurer  and  Chief Financial Officer of the
Company since August 1996.  Ms. Tucek  joined  TIGI in 1989 and is an Assistant
Vice President of Inland  Real  Estate  Investment  Corporation.   Ms. Tucek is
responsible  for  the  Investment  Accounting  Department  which  includes  the accounting for  the  Company  and  all  public  limited  partnership accounting functions along with quarterly and annual  SEC filings.  Prior to joining TIGI,
Ms. Tucek was on  the  audit  staff  of  Coopers  and  Lybrand since 1984.  She received her B.A. Degree in Accounting  and Computer Science from North Central
College in 1984.

PATRICIA A. CHALLENGER (age 45) Assistant  Secretary of the Company since March
1995.  Ms. Challenger joined Inland  in  1985.   She is currently a Senior Vice
President of IREIC in charge of  the  Asset Management Department, where she is responsible for developing operating  and disposition strategies for properties
owned by IREIC related entities.   Ms. Challenger received her B.S. degree from
George Washington University in 1975 and her Master's Degree from Virginia Tech
University in 1980.  Ms. Challenger was  selected and served  from 1980 to 1984 as Presidential Management Intern, where she  was part of a special government-
wide task force to eliminate  waste,  fraud and abuse in government contracting
and  also  served  as  Senior   Contract  Specialist  responsible  for  capital
improvements in 109 governmental properties.  Ms. Challenger is a licensed real
estate  broker,  a  National   Association  of  Securities  Dealers  registered
securities sales representative and a member of the Urban Land Institute.

























Item 11.  Executive Compensation

As of December 31, 1997, the Company incurred $28,341,719 of organizational and
offering costs.   Pursuant  to  the  terms  of  the  Offerings,  the Advisor is
required  to  pay  organizational   and   offering  expenses  (excluding  sales
commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of  the  gross offering proceeds or all organization and offering expenses (including selling commissions)  which together exceed 15% of
Gross Offering  Proceeds.    As  of  the  completion  of  the  prior Offerings,
organizational and offering costs did  not  exceed the 5.5% or 15% limitations.
As of  December  31,  1997,  organizational  and  offering  costs  of the Third
Offering did not exceed the 5.5%  and 15% limitations.  The Company anticipates that these costs  will  not  exceed  these  limitations  upon completion of the current offering,  however,  any  excess  amounts  will  be  reimbursed  by the
Advisor.

The Advisor and its Affiliates  are  entitled to reimbursement for salaries and expenses of  employees  of  the  Advisor  and  its  Affiliates  relating to the offering and to the administration  of  the  Company.  Such costs to Affiliates incurred relating to the offering  were  $1,047,694  as of December 31, 1997 of which $24,374 was unpaid as of December 31, 1997.  In addition, an Affiliate of the Advisor serves as dealer manager of the offering and is entitled to receive selling commissions,  a  marketing  contribution  and  a  due diligence expense allowance fee from the Company in  connection  with the offering.  Such amounts incurred were  $23,124,939  for  the  year  ended  December  31,  1997 of which
$519,914 was unpaid  as  of  December  31,  1997.    As  of  December 31, 1997,
approximately $19,581,288 of these commissions has been passed through from the
Affiliate to unaffiliated broker/dealers.

The Advisor may receive an annual Advisor Asset Management Fee of not more than
1% of the Average Invested Assets, paid  quarterly.   For any year in which the
Company qualifies as a REIT, the  Advisor  must  reimburse the Company:  (i) to the extent that the Advisor Asset  Management Fee plus Other Operating Expenses paid during the  previous  calendar  year  exceed  2%  of the Company's Average
Invested Assets for the calendar year  or  25%  of the Company's Net Income for that calendar year; and (ii) to  the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return.  For the year ended December 31, 1997, the  Company  has incurred $843,000 of such fees, of which $320,000 remained unpaid at December 31, 1997.

The Company adopted an  Independent  Director  Stock  Option Plan which granted each Independent Director an option to acquire 3,000 Shares as of the date they become a Director and  an  additional  500  Shares  on  the date of each annual stockholders' meeting commencing with the annual meeting in 1995 so long as the
Independent Director remains a member of  the  Board on such date.  The options for the initial 3,000 Shares  granted  are exercisable as follows: 1,000 Shares on the date  of  grant  and  1,000  Shares  on  each  of  the  first and second
anniversaries of the date of grant.   The succeeding options are exercisable on
the second anniversary of the date of  grant.  As of December 31, 1997, options for 1,000 Shares have been exercised for $9.05 per Share.

The Company pays its Independent Directors an annual fee of $1,000. In addition, Independent Directors receive $250 for attendance (in person or by telephone) at each quarterly meeting of the Board or committee thereof.
Officers of the Company who are Directors are not paid fees.




Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 1997, the Advisor owned 20,000 Shares of Common Stock which represented less than a 1% ownership of the Company.

(b) The officers and directors  of  the  Company  own  as a group the following
    Shares of the Company as of December 31, 1997:

                                 Amount and Nature
                                  of Beneficial             Percent
      Title of Class                Ownership               of Class
      --------------             -----------------       --------------
      Name of Beneficial Owner
      ------------------------
      Robert D. Parks
      G. Joseph Cosenza
      Roland W. Burris
      Joel G. Herter
      Heidi N. Lawton
      Patricia A. Challenger
      Kelly Tucek
      Roberta S. Matlin

      Common Stock                  49,832 Shares          Less than 1%


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



















                                    PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) List of documents filed:

  (1) The financial statements listed in  the  index  at page 21 of this Annual
      Report are filed as part of this Annual Report.

  (2) Financial Statement Schedules:

      Financial statement schedule for the year ended December 31, 1997 is submitted herewith.

                                                                    Page
                                                                    ----
      Real Estate and Accumulated Depreciation (Schedule III)......  43

      Schedules not filed:

      All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

  (3) Exhibits. Required by the  Securities  and Exchange Commission Regulation
      S-K, Item 601.

  Item No.     Description

      The following exhibits are filed as part of this document:

      27       Financial Data Schedule

      The following exhibits are incorporated herein by reference:
       3.1     Inland Monthly Income Fund III, Inc. Second Articles of
               Amendment and Restatement (2)

       3.2     Amend and Restated bylaws of Inland Real Estate Corporation (3)

       3.3     Inland Monthly Income Fund III, Inc. Articles of Amendment (3)

       3.4     Inland Real Estate Corporation Articles of Amendment of Second
               Articles of Amendment and Restatement (1)

         4     Specimen Stock Certificate (1)

      10.1     Escrow Agreement between Inland Real Estate Corporation and
               LaSalle National Bank, N.A. (1)

      10.2     Advisory Agreement between Inland Real Estate Corporation and
               Inland Real Estate Advisory Services dated October 14, 1994 (2)

      10.2 (a) Amendment No. 1 to the Advisory Agreement dated October 13, 1995
               (4)

      10.2 (b) Amendment No. 2 to the Advisory Agreement dated October 13, 1996
               (4)


      10.2 (c) Amendment No.  3  to  the  Advisory  Agreement  effective  as of
               October 13, 1997 (1)

      10.3     Form  of  Management   Agreement   Between  Inland  Real  Estate
               Corporation and Inland Commercial Property Management, Inc. (3)

      10.4     Amended and Restated Independent Director Stock Option Plan (2)


      (1) Included in the Registrant's Registration Statement on Form S-11 as filed by Registrant on January 30, 1998.

      (2) Included in  the  Registrant's  Registration  Statement  on Form S-11
          (file number 333-6459) as filed by Registrant on June 20, 1996.

      (3) Included  in  Pre-Effective  Amendment  No.  1  to  the  Registrant's
          Registration Statement on Form S-11 (file number 333-6459) as filed by the Registrant on July 18, 1996.

      (4) Included  in  Pre-Effective  Amendment  No.  1  to  the  Registrant's
          Registration Statement on Form S-11 (file number 333-6459) as filed by the Registrant on November 1, 1996.


(b) Reports on Form 8-K:

    There were no reports of Form  8-K  filed during the quarter ended December
    31, 1997.


No Annual Report or proxy materials for the year 1997 have been sent to the Stockholders of the Company. An Annual Report and proxy materials will be sent to the Stockholders subsequent to this filing and the Company will furnish copies of such materials to the Commission when they are sent to the Stockholders.
























                                  SIGNATURES

Pursuant to the requirements of Section  13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  INLAND REAL ESTATE CORPORATION

        /s/ Robert D. Parks

  By:   Robert D. Parks
        Chief Executive Officer
        and Affiliated Director
  Date: February 4, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        /s/ Robert D. Parks

  By:   Robert D. Parks
        Chief Executive Officer
        and Affiliated Director
  Date: February 4, 1998

        /s/ Kelly Tucek                    /s/ Heidi N. Lawton

  By:   Kelly Tucek                  By:   Heidi N. Lawton
        Chief Financial and                Independent Director
        Accounting Officer           Date: February 4, 1998
  Date: February 4, 1998

        /s/ G. Joseph Cosenza              /s/ Roland W. Burris

  By:   G. Joseph Cosenza            By:   Roland W. Burris
        Affiliated Director                Independent Director
  Date: February 4, 1998             Date: February 4, 1998

        /s/ Joel G. Herter

  By:   Joel G. Herter
        Independent Director
  Date: February 4, 1998














