Form 10-Q
period 1998-03-31
INLAND REAL ESTATE CORP
filed 1998-05-15
CIK 923284

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 14, 1998, there were 38,541,660 Shares of Common Stock outstanding.

                        PART I - Financial Information

Item 1.  Financial Statements



                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets

                     March 31, 1998 and December 31, 1997
                                  (unaudited)


                                    Assets
                                    ------

                                                       1998          1997
Investment properties (Notes 1, 4 and 5):              ----          ----
  Land............................................ $113,382,037    75,801,319
  Building and improvements.......................  286,373,103   200,509,519
                                                   ------------- -------------
                                                    399,755,140   276,310,838
  Less accumulated depreciation...................    7,866,437     5,665,483
                                                   ------------- -------------
  Net investment properties.......................  391,888,703   270,645,355
                                                   ------------- -------------
Cash and cash equivalents including amounts
  held by property manager (Note 1)...............   77,208,219    51,145,587
Restricted cash (Note 1)..........................    3,181,123     2,073,799
Accounts and rents receivable (Notes 1 and 5).....    8,052,881     4,926,643
Deposits and other assets........................     1,033,920     3,924,431
Deferred organization costs (net of accumulated
  amortization of $12,358 and $10,985 at March 31,
  1998 and December 31, 1997, respectively)
  (Note 1)........................................       15,104        16,477
Loan fees (net of accumulated amortization
  of $172,400 and $131,266 at March 31, 1998 and
  December 31, 1997, respectively) (Note 1).......    1,298,633       857,839
                                                   ------------- -------------

    Total assets.................................. $482,678,583   333,590,131
                                                   ============= =============











                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets
                                  (continued)

                     March 31, 1998 and December 31, 1997
                                  (unaudited)



                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                        1998          1997
Liabilities:                                            ----          ----
  Accounts payable................................ $    258,305        47,550
  Accrued offering costs to Affiliates............      794,033       544,288
  Accrued offering costs to non-affiliates........       86,331        36,574
  Accrued interest payable to Affiliates..........        4,627         4,641
  Accrued interest payable to non-affiliates......      865,699       560,821
  Accrued real estate taxes.......................    9,209,918     7,031,732
  Distributions payable (Note 7)..................    2,447,251     1,777,113
  Security deposits...............................    1,035,016       754,359
  Mortgages payable (Note 6)......................  154,129,456   106,589,710
  Unearned income.................................      966,508       495,535
  Other liabilities...............................    1,506,433       493,116
  Due to Affiliates (Note 2)......................      501,319       337,825
                                                   ------------- -------------
    Total liabilities.............................  171,804,896   118,673,264
                                                   ------------- -------------

Stockholders' Equity (Notes 1 and 2):
  Common stock, $.01 par value, 106,000,000 Shares
    authorized; 35,933,050 and 35,879,950, issued
    and outstanding at March 31, 1998 and 25,026,140
    and 24,973,340 issued and outstanding at
    December 31, 1997, respectively...............      358,800       249,733
  Additional paid-in capital (net of offering
    costs of $38,866,440 and $28,341,719 at March
    31, 1998 and December 31, 1997, respectively,
    of which $34,001,630 and $24,172,634 was paid
    to Affiliates, respectively)..................  318,713,814   220,640,345
  Accumulated distributions in excess
    of net income.................................   (8,198,927)   (5,973,211)
                                                   ------------- -------------
    Total stockholders' equity....................  310,873,687   214,916,867
                                                   ------------- -------------
Total liabilities and stockholders' equity........ $482,678,583   333,590,131
                                                   ============= =============





                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Statements of Operations

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)

                                                       1998          1997
                                                       ----          ----
Income:
  Rental income (Notes 1 and 5)................... $ 9,424,416     3,603,584
  Additional rental income........................   3,020,925     1,061,507
  Interest income.................................     776,364       156,436
  Other income....................................      46,791        36,244
                                                   ------------  ------------
                                                    13,268,496     4,857,771
                                                   ------------  ------------
Expenses:
  Professional services to Affiliates.............      18,000         9,500
  Professional services to non-affiliates.........      98,198        30,410
  General and administrative expenses
    to Affiliates.................................      70,761        16,936
  General and administrative expenses
    to non-affiliates.............................      31,056        28,312
  Advisor asset management fee....................     432,183       233,337
  Property operating expenses to Affiliates.......     494,528       172,537
  Property operating expenses to non-affiliates...   3,466,494     1,686,924
  Mortgage interest to Affiliates.................      13,888        44,454
  Mortgage interest to non-affiliates.............   2,318,476       961,287
  Depreciation....................................   2,200,954       741,920
  Amortization....................................      42,507        38,364
  Acquisition cost expenses to Affiliates.........      30,000         2,289
  Acquisition cost expenses to non-affiliates.....      14,036         6,801
                                                   ------------  ------------
                                                     9,231,081     3,973,071
                                                   ------------  ------------
    Net income.................................... $ 4,037,415       884,700
                                                   ============  ============

Net income per weighted average common stock shares
  outstanding, basic and diluted (29,073,250 and
  9,384,792 for the three months ended March 31,
  1998 and 1997, respectively..................... $       .14           .09
                                                   ============  ============










                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                      Statements of Stockholders' Equity

                     March 31, 1998 and December 31, 1997
                                  (unaudited)


                                                      Accumulated
                                          Additional  Distributions
                               Common       Paid-in   in excess of
                                Stock      Capital     net income    Total
                             ----------- ------------ ------------ -----------

Balance January 1, 1997..... $   81,000   70,512,073   (1,492,835)  69,100,238

Net income..................       -            -       8,647,221    8,647,221

Distributions declared
  ($.86 for the year ended
  December 31, 1997 per
  weighted average common
  stock shares outstanding).       -            -     (13,127,597) (13,127,597)

Proceeds from Offering (net
  of Offering costs of
  $17,841,611)..............    168,935  150,548,904         -     150,717,839

Repurchase of Shares........       (465)    (420,369)        -        (420,834)
                             ----------- ------------ ------------ ------------
Balance December 31, 1997...    249,470  220,640,608   (5,973,211) 214,916,867


Net income..................       -            -       4,037,415    4,037,415

Distributions declared
  ($.22 for the three months
  ended March 31, 1998 per
  weighted average common
  stock shares outstanding).       -            -      (6,263,131)  (6,263,131)

Proceeds from Offering (net
  of Offering costs of
  $10,524,721...............    108,975   98,076,276         -      98,185,251

Repurchases of Shares.......         (3)      (2,712)        -          (2,715)
                             ----------- ------------ ------------ ------------
Balance March 31, 1998...... $  358,442  318,714,172   (8,198,927) 310,873,687
                             =========== ============ ============ ============





                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                            Statement of Cash Flows

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)

                                                      1998           1997
Cash flows from operating activities:                 ----           ----
  Net income.................................... $   4,037,415       884,700
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation................................     2,200,954       741,920
    Amortization................................        42,507        38,364
    Rental income under master lease agreements.       542,940        71,599
    Straight line rental income.................      (289,037)      (99,411)
    Changes in assets and liabilities:
      Accounts and rents receivable.............    (2,837,201)     (652,705)
      Other assets..............................      (128,019)     (218,111)
      Accrued interest payable..................       304,864       (52,421)
      Accrued real estate taxes.................     2,178,186       363,177
      Accounts payable..........................       210,755       155,624
      Unearned income...........................       470,973       310,980
      Other liabilities.........................     1,013,317       (32,820)
      Due to Affiliates.........................       163,494        (8,400)
      Security deposits.........................       280,657        73,197
                                                 --------------  ------------
Net cash provided by operating activities.......     8,191,805     1,575,693
                                                 --------------  ------------
Cash flows from investing activities:
  Restricted cash...............................    (1,107,324)     (995,290)
  Additions to investment properties............       (49,282)      (52,042)
  Purchase of investment properties.............  (114,437,960)  (11,429,015)
  Deposits on investment properties.............     3,018,530    (2,494,140)
                                                 --------------  ------------
Net cash used in investing activities...........  (112,576,036)  (14,970,487)
                                                 --------------  ------------
Cash flows from financing activities:
  Proceeds from offering........................   108,707,257    27,207,053
  Payments of offering costs....................   (10,225,219)   (2,502,720)
  Loan proceeds.................................    38,702,000    12,840,000
  Loan fees.....................................      (481,928)     (193,584)
  Distributions paid............................    (5,592,993)   (1,740,481)
  Repayment of notes from Affiliates............          -       (8,000,000)
  Principal payments of debt....................      (662,254)      (60,051)
                                                 --------------  ------------
Net cash provided by financing activities.......   130,446,863    27,550,217
                                                 --------------  ------------
Net increase in cash and cash equivalents.......    26,062,632    14,155,423

Cash and cash equivalents at beginning of period    51,145,587     8,491,735
                                                 --------------  ------------
Cash and cash equivalents at end of period...... $  77,208,219    22,647,158
                                                 ==============  ============


                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                            Statement of Cash Flows
                                  (continued)

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)


Supplemental schedule of noncash investing and financing activities:


                                                       1998           1997
                                                       ----           ----
Purchase of investment properties................ $(123,937,960)  (28,992,900)
  Assumption of mortgage debt....................     9,500,000     9,563,885
  Note payable to Affiliate......................          -        8,000,000
                                                  -------------- -------------
                                                  $(114,437,960)  (11,429,015)
                                                  ============== =============

Distributions payable............................ $   2,447,251       749,856
                                                  ============== =============

Cash paid for interest........................... $   2,027,500     1,058,162
                                                  ============== =============




























                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements

                                March 31, 1998
                                  (unaudited)

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Readers of this Quarterly Report should refer to the Company's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Company's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.

(1) Organization and Basis of Accounting

Inland Real Estate Corporation (the "Company") was formed on May 12, 1994. The Company may acquire existing Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. The Company is also permitted to construct or develop properties, or render services in connection with such development or construction, subject to the Company's compliance with the rules governing real estate investment trusts under the Code, as amended. Inland Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, is the advisor to the Company.

On October 14, 1994, the Company commenced an initial public offering, on a best efforts basis, ("Initial Offering") of 5,000,000 shares of common stock ("Shares"). As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the Initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Second Offering"). As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares, thereby completing the Second Offering. On July 14, 1997, the Company commenced an offering of an additional 20,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Third Offering"). As of March 19, 1998, the Company had received subscriptions for a total of 20,000,000 Shares, thereby completing the Third Offering. In addition, as of March 31, 1998, the Company has distributed 1,070,778 Shares through the Company's Distribution
Reinvestment Program ("DRP"). As of March 31, 1998, the Company has repurchased a total of 53,100 Shares through the Share Repurchase Program. As a result, as of March 31, 1998, Gross Offering Proceeds total $357,939,054 net of Shares repurchased through the Share Repurchase Program.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


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

Restricted cash at March 31, 1998 includes $823,474 held in escrow for the principal payments on the Aurora Commons mortgage payable and $146,465 held in escrow by the mortgagee for the payment of real estate taxes at Aurora Commons and Shoppes at Mill Creek Shopping Center. Restricted cash at March 31, 1998 also includes amounts held as vacancy escrows on Cobblers Crossing, Mallard
Crossing, Shorecrest Shopping Center, Sequoia Shopping Center, Shoppes at Coopers Grove, Orland Park Retail, Prairie Square, Lake Park Plaza, Chestnut Court and St. James Crossing. The monthly amounts drawn for rent under the master lease escrows decrease the basis of the respective properties. Restricted cash at March 31, 1998 also includes $556,025 held in escrow for the second phase of construction at Oak Forest Commons and $95,985 held in escrow for possible vacancies upon completion of the second phase at Oak Forest Commons. Restricted cash at March 31, 1998 also includes $325,000 for tenant improvement costs at Fashion Square.

Statement of Financial Accounting Standards No. 121 requires the Company to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of properties. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of March 31, 1998, the Company does not believe any such impairments of its properties exists.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


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

Certain reclassifications were made to the 1997 financial statements to conform with the 1998 presentation.


(2) Transactions with Affiliates

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to each of the Offerings. Such expenses include postage, data processing and marketing and are reimbursed at cost. The collective costs to Affiliates incurred relating to the Offerings were $873,048 and $1,047,694 as of March 31, 1998 and December 31, 1997, respectively, of which all was paid as of March 31, 1998 and $24,374 was unpaid as of December 31, 1997. In addition, an Affiliate of the Advisor serves as dealer manager of each of the Offerings and is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance fee from the Company in connection with each of the Offerings. Such amounts incurred were $33,128,582 and $23,124,939 as of March 31, 1998 and December 31, 1997, respectively, of which $794,033 and $519,914 was unpaid as of March 31, 1998 and December 31, 1997, respectively. Approximately $28,314,000 and $19,581,000 of these commissions had been passed through from the Affiliate to unaffiliated soliciting broker/dealers as of March 31, 1998 and December 31, 1997, respectively.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


As of March 31, 1998, the Company had incurred $38,893,902 of organization and offering costs to Affiliates and non-affiliates. Pursuant to the terms of the offering, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the gross proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. Through the completion of the third Offering, organizational and offering expenses did not exceed the 5.5% or 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the offerings, however, any excess amounts will be reimbursed by the Advisor.

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

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus Other Operating Expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return. For the three months ended March 31, 1998, the Company has incurred $432,183 of such fees, all of which remains unpaid at March 31, 1998.

An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. The Company incurred and paid Property Management Fees of $494,528 and $172,537 for the three months ended March 31, 1998 and 1997, respectively, all of which has been paid.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


(3) Stock Option and Dealer Warrant Plan

The Company adopted an Independent Director Stock Option Plan which granted each Independent Director an option to acquire 3,000 Shares as of the date they become a Director and an additional 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 1995 if the Independent Director is a member of the Board on such date. The options for the initial 3,000 Shares granted shall be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The succeeding options are exercisable on the second anniversary of the date of grant. As of March 31, 1998, options for 1,000 Shares have been exercised for $9.05 per Share.

In addition to  sales  commissions,  Soliciting  Dealers  will also receive one
Soliciting Dealer Warrant for each 40 Shares sold by such Soliciting Dealer during the offerings, subject to state and federal securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing with the first date upon which the Soliciting Dealer Warrants are issued and ending upon the first to occur of: (i) October 14, 1999 or (ii) the closing date of a secondary offering of the Shares by the Company. Notwithstanding the foregoing no Soliciting Dealer Warrant will be exercisable until one year from the date of issuance. As of March 31, 1998, none of these warrants were exercised.

                                                INLAND REAL ESTATE CORPORATION
                                                   (a Maryland corporation)

                                                 Notes to Financial Statements
                                                          (continued)



(4) Investment Properties                 Initial Cost (A)                     Gross amount at which carried
                                     --------------------------                        at end of period
                                                                    Net      -----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                              Acq        Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- -------------
Single-user Retail
------------------
  Walgreens/Decatur
    Decatur, IL.............  01/95  $    78,330     1,130,723        -           78,330     1,130,723     1,209,053

  Zany Brainy
    Wheaton, IL.............  07/96      838,000     1,626,033         664       838,000     1,626,697     2,464,697

  Ameritech
    Joliet, IL..............  05/97      170,000       883,293       2,544       170,000       885,837     1,055,837

  Dominicks-Schaumburg
    Schaumburg, IL..........  05/97    2,294,437     8,388,263       2,679     2,294,437     8,390,942    10,685,379

  Dominicks-Highland Park
    Highland Park, IL.......  06/97    3,200,000     9,593,565       2,200     3,200,000     9,595,765    12,795,765

  Dominicks-Glendale Heights
    Glendale Heights, IL....  09/97    1,265,000     6,934,230       9,194     1,265,000     6,943,424     8,208,424

  Party City
    Oakbrook Terrace, IL....  11/97      750,000     1,230,030        -          750,000     1,230,030     1,980,030

  Eagle Country Market
    Roselle, IL.............  11/97      966,667     1,935,350       1,150       966,667     1,936,500     2,903,167

  Dominicks-West Chicago
    West Chicago, IL........  01/98    1,980,130     4,320,285         648     1,980,130     4,320,933     6,301,063

Neighborhood Retail Centers
---------------------------
  Eagle Crest Shopping Center
    Naperville, IL..........  03/95    1,878,618     2,938,352     115,828     1,878,618     3,054,180     4,932,798

  Montgomery-Goodyear
    Montgomery, IL..........  09/95      315,000       834,659     (11,158)      315,000       823,501     1,138,501

  Hartford/Naperville Plaza
    Naperville, IL..........  09/95      990,000     3,427,961      13,002       990,000     3,440,963     4,430,963

  Nantucket Square
    Schaumburg, IL..........  09/95    1,908,000     2,349,918     (69,881)    1,908,000     2,280,037     4,188,037

  Antioch Plaza
    Antioch, IL.............  12/95      268,000     1,360,445    (120,629)      268,000     1,239,816     1,507,816
                                     ------------ ------------- ------------ ------------- ------------- -------------
    Subtotal                         $16,902,182    46,953,107     (53,760)   16,902,182    46,899,348    63,801,530


                                                          -13-


                                             INLAND REAL ESTATE CORPORATION
                                                (a Maryland corporation)

                                              Notes to Financial Statements
                                                       (continued)

(4) Investment Properties (Continued)     Initial Cost (A)                     Gross amount at which carried
                                     --------------------------                        at end of period
                                                                    Net      -----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                              Acq        Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- -------------

  Subtotal                           $16,902,182    46,953,107     (53,760)   16,902,182    46,899,348    63,801,530

  Mundelein Plaza
    Mundelein, IL...........  03/96    1,695,000     3,965,560     (53,429)    1,695,000     3,912,131     5,607,131

  Regency Point
    Lockport, IL............  04/96    1,000,000     4,720,800     (19,377)    1,000,000     4,701,423     5,701,423

  Prospect Heights
    Prospect Heights, IL....  06/96      494,300     1,683,755      (9,724)      494,300     1,674,031     2,168,331

  Montgomery-Sears
    Montgomery, IL..........  06/96      768,000     2,714,173    (122,122)      768,000     2,592,052     3,360,052

  Salem Square
    Countryside, IL.........  08/96    1,735,000     4,449,217     (16,960)    1,735,000     4,432,257     6,167,257

  Hawthorn Village
    Vernon Hills, IL........  08/96    2,619,500     5,887,640      46,891     2,619,500     5,934,531     8,554,031

  Six Corners
    Chicago, IL.............  10/96    1,440,000     4,538,152       3,638     1,440,000     4,541,790     5,981,790

  Spring Hill Fashion Corner
    West Dundee, IL.........  11/96    1,794,000     7,415,396       3,955     1,794,000     7,419,351     9,213,351

  Crestwood Plaza
    Crestwood, IL...........  12/96      325,577     1,483,183       4,750       325,577     1,487,933     1,813,510

  Quarry Outlot
    Hodgkins, IL............  12/96      522,000     1,278,431       8,872       522,000     1,287,303     1,809,303

  Grand and Hunt Club
    Gurnee, IL..............  12/96      969,840     2,622,575     (52,811)      969,840     2,569,764     3,539,604

  Summit of Park Ridge
    Park Ridge, IL..........  12/96      672,000     2,497,950       5,886       672,000     2,503,836     3,175,836

  Park St. Claire
    Schaumburg, IL..........  12/96      319,578       986,920     226,674       319,578     1,213,594     1,533,172

  Aurora Commons
    Aurora, IL..............  01/97    3,220,000     8,318,661       3,901     3,220,000     8,322,562    11,542,562
                                     ------------ ------------- ------------ ------------- ------------- ------------
    Subtotal                         $34,476,977    99,515,520     (23,615)   34,476,977    99,491,905   133,968,882

                                                          -14-


                                             INLAND REAL ESTATE CORPORATION
                                                (a Maryland corporation)

                                              Notes to Financial Statements
                                                       (continued)

(4) Investment Properties (Continued)     Initial Cost (A)                     Gross amount at which carried
                                     --------------------------                        at end of period
                                                                    Net      -----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                              Acq        Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- -------------

  Subtotal                           $34,476,977    99,515,520     (23,615)   34,476,977    99,491,905   133,968,882

  Lincoln Park Place
    Chicago, IL.............  01/97      819,000     1,299,902     (36,530)      819,000     1,263,372     2,082,372

  Niles Shopping Center
    Niles, IL...............  04/97      850,000     2,408,467     (31,837)      850,000     2,376,630     3,226,630

  Mallard Crossing
    Elk Grove Village, IL...  05/97    1,778,667     6,331,943     (37,901)    1,778,667     6,294,042     8,072,709

  Cobblers Crossing
    Elgin, IL...............  05/97    3,200,000     7,763,940     (97,688)    3,200,000     7,666,252    10,866,252

  Calumet Square
    Calumet City, IL........  06/97      527,000     1,537,316       6,664       527,000     1,543,980     2,070,980

  Sequoia Shopping Center
    Milwaukee, WI...........  06/97    1,216,914     1,802,336     (11,780)    1,216,914     1,790,556     3,007,470

  Riversquare Shopping Center
    Naperville, IL..........  06/97    2,853,226     3,124,732     103,872     2,853,226     3,228,604     6,081,830

  Shorecrest Plaza
    Racine, WI..............  07/97    1,150,000     4,749,758     (17,469)    1,150,000     4,732,289     5,882,289

  Dominicks-Countryside
    Countryside, IL.........  12/97    1,375,000       925,106        -        1,375,000       925,106     2,300,106

  Terramere Plaza
    Arlington Heights, IL...  12/97    1,435,000     2,966,411      14,903     1,435,000     2,981,314     4,416,314

  Wilson Plaza
    Batavia, IL.............  12/97      310,000       984,720      10,550       310,000       995,270     1,305,270

  Iroquois Center
    Naperville, IL..........  12/97    3,668,347     8,258,584      11,500     3,668,347     8,270,084    11,938,431

  Fashion Square
    Skokie, IL..............  12/97    2,393,534     6,822,071      23,045     2,393,534     6,845,116     9,238,650
                                     ------------ ------------- ------------ ------------- ------------- ------------
  Subtotal                           $56,053,665   148,490,806     (86,286)   56,053,665   148,404,520   204,458,185


                                                          -15-

                                             INLAND REAL ESTATE CORPORATION
                                                (a Maryland corporation)

                                              Notes to Financial Statements
                                                       (continued)

(4) Investment Properties (Continued)     Initial Cost (A)                     Gross amount at which carried
                                     --------------------------                        at end of period
                                                                    Net      -----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                              Acq        Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- -------------

  Subtotal                           $56,053,665   148,490,806     (86,286)   56,053,665   148,404,520   204,458,185

  Shops at Coopers Grove
    Country Club Hills, IL..  01/98    1,400,897     4,398,797         879     1,400,897     4,399,676     5,800,573

  Maple Plaza
    Downers Grove, IL.......  01/98    1,364,202     1,803,779       9,120     1,364,202     1,812,899     3,177,101

  Orland Park Retail
    Orland Park, IL.........  02/98      460,867       789,133      (8,459)      460,867       780,674     1,241,541

  Wisner/Milwaukee Plaza
    Chicago, IL.............  02/98      528,576     1,361,490      13,115       528,576     1,374,605     1,903,181

  Homewood Plaza
    Homewood, IL............  02/98      534,599     1,380,841      11,138       534,599     1,391,979     1,926,578

  Elmhurst City Center
    Elmhurst, IL............  02/98    2,050,217     2,724,783    (250,927)    2,050,217     2,473,856     4,524,073

  Shoppes of Mill Creek
    Palos Park, IL..........  03/98    3,305,949     7,989,051         421     3,305,949     7,989,472    11,295,421

  Prairie Square
    Sun Prairie, WI.........  03/98      739,575     2,361,425      10,994       739,575     2,372,419     3,111,994

  Oak Forest Commons
    Oak Forest, IL..........  03/98    2,795,519     9,013,698       5,762     2,795,519     9,019,460    11,814,979

  Downers Grove Market
    Downers Grove, IL.......  03/98    6,224,467    11,456,000      (2,268)    6,224,467    11,453,732    17,678,199

  St. James Crossing
    Westmont, IL............  03/98    2,610,600     4,866,890        -        2,610,600     4,866,890     7,477,490

Community Centers
-----------------
  Lansing Square
    Lansing, IL.............  12/96    4,075,000    12,179,383      18,087     4,075,000    12,197,470    16,272,470

  Maple Park Place
    Bolingbrook, IL.........  01/97    3,665,909    11,669,428      10,603     3,665,909    11,680,031    15,345,940
                                     ------------ ------------- ------------ ------------- ------------- ------------
    Subtotal                         $85,810,042   220,485,504    (267,821)   85,810,042   220,217,683   306,027,725

                                                          -16-

                                             INLAND REAL ESTATE CORPORATION
                                                (a Maryland corporation)

                                              Notes to Financial Statements
                                                       (continued)

(4) Investment Properties (Continued)     Initial Cost (A)                     Gross amount at which carried
                                     --------------------------                        at end of period
                                                                    Net      -----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                              Acq        Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- -------------

  Subtotal                           $85,810,042   220,485,504    (267,821)   85,810,042   220,217,683   306,027,725

  Rivertree Court
    Vernon Hills, IL........  07/97    8,651,875    22,861,547       6,233     8,651,875    22,867,780    31,519,655

  Naper West
    Naperville, IL..........  12/97    5,335,000     9,584,779     (55,611)    5,335,000     9,529,168    14,864,168

  Woodfield Plaza
    Schaumburg, IL..........  01/98    4,612,277    14,589,498      25,563     4,612,277    14,615,061    19,227,338

  Lake Park Plaza
    Michigan City, IN.......  02/98    3,252,861     9,023,805    (189,292)    3,252,861     8,834,513    12,087,374

  Chestnut Court
    Darien, IL..............  03/98    5,719,982    10,424,898    (116,000)    5,719,982    10,308,898    16,028,880
                                     ------------ ------------- ------------ ------------- ------------- ------------
  Total                              $113,382,037  286,970,031    (596,928)  113,382,037   286,373,103   399,755,140
                                     ============ ============  ===========  ============  ============  ============























                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


(4) Investment Properties (continued)

(A) The initial cost to the Company, represents the original purchase price of the property, including amounts incurred subsequent to acquisition, which were contemplated at the time the property was acquired.

(B) Adjustments to basis includes additions to investment properties and payments received under master lease agreements. As part of several purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. Generally Accepted Accounting Principles ("GAAP") require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The cumulative amount of such payments was $1,523,995 and $981,055 as of March 31, 1998 and December 31, 1997, respectively. (Note 5)


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

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include increases of $289,037 and $99,411 for the three months ended March 31, 1998 and 1997, of rental income for the period of occupancy for which stepped rent increases apply and $1,075,653 and $786,616 in related accounts receivable as of March 31, 1998 and December 31, 1997, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)

(6) Mortgages Payable

Mortgages payable consist of the following at March 31, 1998 and December 31, 1997:

                        Current                             Balance at
Property as             Interest   Maturity  Monthly    Mar. 31,    Dec. 31,
Collateral                Rate       Date   Payment(a)    1998        1997
-------------          ---------- --------- ---------- ----------- -----------
Mortgage payable to Affiliate:
  Walgreens               7.655%   05/2004  $  5,689   $   724,307     727,472

Mortgages payable to non-affiliates:
  Regency Point           7.425%   08/2000     (b)       4,359,647   4,373,461
  Eagle Crest             7.850%   10/2003    15,668     2,350,000   2,350,000
  Nantucket Square        7.850%   10/2003    14,668     2,200,000   2,200,000
  Antioch Plaza           7.850%   10/2003     5,834       875,000     875,000
  Mundelein Plaza         7.850%   10/2003    18,735     2,810,000   2,810,000
  Montgomery-Goodyear     7.850%   10/2003     4,200       630,000     630,000
  Montgomery-Sears        7.850%   08/2003    10,967     1,645,000   1,645,000
  Hartford/Naperville     7.850%   08/2003    15,401     2,310,000   2,310,000
  Zany Brainy             7.590%   01/2004     8,026     1,245,000   1,245,000
  Prospect Heights
    Plaza                 7.590%   01/2004     7,059     1,095,000   1,095,000
  Hawthorn Village
    Commons               7.590%   01/2004    27,590     4,280,000   4,280,000
  Six Corners Plaza       7.590%   01/2004    19,984     3,100,000   3,100,000
  Salem Square
    Shopping Center       7.590%   01/2004    20,177     3,130,000   3,130,000
  Lansing Square          7.800%   01/2004    53,991     8,150,000   8,150,000
  Spring Hill Fashion
    Mall                  7.800%   01/2004    31,070     4,690,000   4,690,000
  Aurora Commons (c)      9.000%   10/2001    70,556     9,347,327   9,392,602
  Maple Park Place        7.650%   06/2004    49,704     7,650,000   7,650,000
  Dominicks-Schaumburg    7.49%    06/2004    34,005     5,345,500   5,345,500
  Summit Park Ridge       7.49%    06/2004    10,178     1,600,000   1,600,000
  Lincoln Park Place      7.49%    06/2004     6,679     1,050,000   1,050,000
  Crestwood Plaza         7.650%   06/2004     5,876       904,380     904,380
  Park St. Claire         7.650%   06/2004     4,954       762,500     762,500
  Quarry                  7.650%   06/2004     5,848       900,000     900,000
  Grand/Hunt Club         7.49%    06/2004    11,425     1,796,000   1,796,000
  Rivertree Court (d)    10.030%   11/1998   131,226    15,700,000  15,700,000
  Niles Shopping Center   7.23%    01/2005     9,932     1,617,500   1,617,500
  Ameritech               7.23%    01/2005     3,208       522,375     522,375
  Calumet Square          7.23%    01/2005     6,343     1,032,920   1,032,920

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                        Current                            Balance at
Property as             Interest   Maturity  Monthly   Mar. 31,     Dec. 31,
Collateral                Rate       Date   Payment(a)    1998        1997
-------------          ---------- --------- --------- -----------  -----------

  Sequoia Shopping
    Center                7.23%    01/2005     9,242     1,505,000   1,505,000
  Dominick's Highland
    Park                  7.21%    12/2004    38,453     6,400,000   6,400,000
  Fashion Square (e)      4.10%    12/2014    27,642     6,200,000   6,800,000
  Mallard Crossing        7.28%    03/2005    25,041     4,050,000        -
  Prairie Square          7.00%    03/2005     9,042     1,550,000        -
  Orland Park Retail      7.00%    03/2005     3,646       625,000        -
  Maple Plaza             7.00%    03/2005     9,231     1,582,500        -
  Iroquois Center         7.00%    03/2005    34,708     5,950,000        -
  Dominicks-Countryside   6.99%    03/2003     6,699     1,150,000        -
  Wilson Plaza            7.00%    03/2005     3,792       650,000        -
  Eagle Country Market    7.00%    03/2005     8,458     1,450,000        -
  Terramere Plaza         7.00%    03/2005    12,848     2,202,500        -
  Shops at Coopers
    Grove                 7.00%    03/2005    16,917     2,900,000        -
  Party City              7.00%    03/2005     5,760       987,500        -
  Cobbler Crossing        7.00%    02/2005    31,946     5,476,500        -
  Dominicks-Glendale
    Heights               7.00%    01/2005    23,917     4,100,000        -
  Riversquare Shopping
    Center                7.15%    01/2005    18,173     3,050,000        -
  Shorecrest Plaza        7.10%    03/2003    17,620     2,978,000        -
  Shoppes of Mill
    Creek                 8.00%    09/1999    63,333     9,500,000        -
                                                      ------------ -----------
Mortgages Payable.................................... $154,129,456 106,589,710
                                                      ============ ===========


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


(7) Subsequent Events

In January 1998, the Company paid a distribution of $2,447,251 to the Stockholders.

On April 16, 1998, the Company purchased the Bergen Plaza Shopping Center from an unaffiliated third party for approximately $17,248,000. The property is located in Oakdale, Minnesota and contains approximately 270,610 square feet of leasable space. Its anchor tenants include Rainbow Foods and Kmart.

On April 24, 1998, the Company purchased the High Point Centre Shopping Center from an unaffiliated third party for approximately $10,354,000. The property is located in Madison, Wisconsin and contains approximately 86,204 square feet of leasable space. Its anchor tenant is Pier 1 Imports.

On April 29, 1998, the Company purchased the Western Howard Plaza Shopping Center from an unaffiliated third party for approximately $1,913,000. The property is located in Chicago, Illinois and contains approximately 12,784 square feet of leasable space. Its tenants are The Gap, Pearle Vision and Payless Shoes.

On May 5, 1998, the Company purchased the Wauconda Shopping Center from an unaffiliated third party for approximately $2,525,000. The property is located in Wauconda, Illinois and contains approximately 31,357 square feet of leasable space. Its anchor tenant is Sears Paint and Hardware.

On April 22, 1998, the Company entered into a construction loan agreement with an unaffiliated third party, the borrower, for an entire loan amount of $2,507,038. Disbursements are to be made periodically as work progresses in connection with the construction of a Staples Office Supply store to be built in Freeport, Illinois. The construction loan matures on October 15, 1998 and, prior to maturity, requires the borrower to make payments of interest only, on amounts disbursed at a rate of 9.5%. The Company made an initial advance of $864,134 on April 22, 1998. The Company has agreed to purchase this property upon completion, contingent upon certain criteria stated in the contract.

On April 7, 1998, the Company commenced an offering of an additional 27,000,000 Shares at $11.00 per Share, on a best efforts basis, (the "Fourth Offering"). As of May 13, 1998, the Company had accepted subscriptions for 2,393,152 shares.

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


Liquidity and Capital Resources

As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, offered on a best efforts basis, at $10.00 per Share, thereby completing the Company's initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares, the Second Offering, at $10.00 per Share, on a best efforts basis. As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares, thereby completing the Company's Second Offering. On July 14, 1997, the Company commenced an offering of an additional 20,000,000 Shares, the Third Offering, at $10.00 per Share, on a best efforts basis. As of March 19, 1998, the Company had received subscriptions for a total of 20,000,000 Shares, thereby completing the Third Offering. In addition, as of March 31, 1998, the Company has distributed 1,070,778 Shares through the Company's Distribution Reinvestment Program. As of March 31, 1998, the Company has repurchased 53,100 Shares through the Company's Share Repurchase Program. As a result, as of March 31, 1998, Gross Offering Proceeds total $357,939,054 net of Shares repurchased through the Share Repurchase Program.

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

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents at March 31, 1998 and December 31, 1997 were $77,208,219 and $51,145,587 respectively. The increase in cash and cash equivalents since December 31, 1997 is due to the additional sales proceeds raised and additional loan proceeds from financing secured by the Company's properties. Partially offsetting the increase in cash and cash equivalents was the purchase of additional properties since December 31, 1997 and the payment of Offering Costs relating to the Second and Third Offerings. The Company intends to use cash and cash equivalents to purchase additional properties, to pay distributions and to pay Offering Costs.

As of March 31, 1998, the Company had acquired fifty-nine properties. The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. Commencing with the fourth quarter of 1996, the Company increased the monthly distributions from $.80 to $.83 per annum on weighted average shares. Beginning March 1, 1997, the Company increased the monthly distribution paid to $.85 per annum on weighted average shares. Beginning August 1, 1997, the Company increased the monthly distribution paid to $.87 per annum on weighted average shares. Distributions declared for the three months ended March 31, 1998 were $6,263,131, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end.

Management of the Company monitors the various qualification tests the Company must meet to maintain its status as a real estate investment trust. Large ownership of the Company's stock is tested upon purchase to determine that no more than 50% in value of the outstanding stock is owned directly, or indirectly, by five or fewer persons or entities at any time. Management of the Company also determines, on a quarterly basis, that the Gross Income, Asset and Distribution Tests as described in the section of the Prospectus entitled "Federal Income Tax Considerations--Taxation of the Company--REIT Qualification Tests" are met. On an ongoing basis, as due diligence is performed by management of both the Company and the Advisor on potential real estate purchases or temporary investment of uninvested capital, management of both entities determines that the income from the new asset will qualify for REIT purposes. For the three months ended March 31, 1998, the Company qualified as a REIT.

Cash Flows From Operating Activities

Net cash provided by operating activities increased from $1,575,693 for the three months ended March 31, 1997 to $8,191,805 for the three months ended March 31, 1998. This increase is due primarily to the purchase of additional properties. As of March 31, 1998, the Company had acquired fifty-nine properties, as compared to twenty-four properties as of March 31, 1997.

Cash Flows From Investing Activities

Cash flows used in investing activities were utilized primarily for the purchase of and additions to properties.


Cash Flows From Financing Activities

For the three months ended March 31, 1998, the Company generated $130,446,863 of cash flows from financing activities as compared to $27,550,217 of cash flows generated from financing activities for the three months ended March 31, 1997. This increase is due primarily to the increase in proceeds raised from the Offering of $108,707,257 for the three months ended March 31, 1998, as compared to $27,207,053 of Offering proceeds raised for the three months ended March 31, 1997. This increase is also due to $38,702,000 in financing placed on fifteen of the Company's properties for the three months ended March 31, 1998, as compared to $12,840,000 in financing placed on three of the Company's properties for the three months ended March 31, 1997. This increase is partially offset by an increase in the cash used for the payment of Offering costs for the three months ended March 31, 1998 and 1997. The increase is also partially offset by an increase in the amount of distributions paid for the three months ended March 31, 1998 of $5,592,993 as compared to the distributions paid for the three months ended March 31, 1997 of $1,740,481.

In February 1998, the Company committed to additional financing secured by Woodfield Shopping Center property for $9,600,000 from an unaffiliated lender. Loan fees total approximately $85,500 in connection with this mortgage. The mortgage loan has a term of seven years and, prior to maturity date, requires payment of interest only, at 6.65%. Funding of the loan is expected to occur during the second quarter 1998.

The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the Gross Offering Proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including such selling expenses) which together exceed 15% of the Gross Offering Proceeds. As of March 31, 1998, organizational and offering costs did not exceed this limitation.

Results of Operations

As of March 31, 1998, subscriptions for a total of 35,933,050 Shares were received from the public resulting in $357,939,054 in Gross Offering Proceeds, which includes the Advisor's capital contribution of $200,000 and Shares purchased through the DRP. At March 31, 1998, the Company owned forty-three Neighborhood Retail Centers, seven Community Centers and nine Single-user retail properties.

Funds from operations ("FFO") means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property and amortization and other non-cash items. FFO and funds available for distribution are calculated as follows:

                                                     March 31,      March 31,
                                                       1998           1997
                                                       ----           ----
     Net income................................... $ 4,037,415       884,700
     Depreciation.................................   2,200,954       741,920
                                                   ------------  ------------
       Funds from operations(1)...................   6,238,369     1,626,620

     Normal amortizing principal payments of debt.     (16,980)      (18,659)
     Deferred rent receivable (2).................    (289,037)      (99,411)
     Acquisition cost expenses....................      44,036         9,090
     Rental income received under
      Master lease agreements (4).................     542,940        71,599
                                                   ------------  ------------
     Funds available for distribution............. $ 6,519,328     1,589,239
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

  (3) Acquisition costs expenses include costs and expenses relating to the acquisition of properties. These costs are estimated to be up to .5% of the Gross Offering Proceeds and are paid from the Proceeds of the Offering.

  (4) As part of several purchases, the Company will receive rent under master lease agreements on some of the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. Generally accepted accounting principles require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income.

Total income for the three months ended March 31, 1998 and 1997 was $13,268,496 and $4,857,771, respectively. This increase was due to the purchase of additional properties. As of March 31, 1998, the Company had acquired fifty-nine properties, as compared to twenty-four properties as of March 31, 1997. The purchase of additional properties also resulted in increases in property operating expenses to Affiliates and non-affiliates and depreciation expense.

The decrease in mortgage interest to Affiliates for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, is due to the payoff of the acquisition financing totaling $8,000,000. The Company continues to have a mortgage collateralized by the Walgreens, Decatur property payable to an Affiliate.

The increase in mortgage interest to non-affiliates for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, is due to financing placed on previously acquired centers as well as mortgages assumed as part of the purchases of Aurora Commons, Rivertree Court, Fashion Square and Shoppes at Mill Creek. The mortgages payable totaled $154,129,456 as of March 31, 1998 as compared to $106,589,710 as of ended March 31, 1997.

Interest income is the result of cash and cash equivalents being invested in short-term investments until a property is purchased.

The increases in professional services to Affiliates and non-affiliates and general and administrative expenses to Affiliates and non-affiliates for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, is due to the management of an increased number of real estate assets and an increased number of investors.

The increase in acquisition cost expenses to Affiliates and non-affiliates is due to the increased number of properties considered for acquisition by the Company and not purchased.


The following table lists the approximate physical occupancy levels for the Company's investment properties as of the end of each quarter during 1998 and 1997. N/A indicates the property was not owned by the Company at the end of the quarter.


                                    1997                        1998
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Walgreens                   100%  100%  100%  100%      100%
  Decatur, Illinois
Eagle Crest                  97%   97%   97%   97%       95%
  Naperville, Illinois
Montgomery-Goodyear          77%   77%   77%   77%       77%
  Montgomery, Illinois
Hartford/Naperville Plaza   100%  100%   94%  100%      100%
  Naperville, Illinois
Nantucket Square             94%   94%   96%   96%       96%
  Schaumburg, Illinois

                                    1997                        1998
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----

Antioch Plaza                59%   59%   68%   68%       68%
  Antioch, Illinois
Mundelein Plaza             100%   96%   97%  100%       95%
  Mundelein, IL
Regency Point               100%  100%   97%   97%       97%
  Lockport, IL
Prospect Heights             83%   83%   83%   83%       83%
  Prospect Heights, IL
Montgomery-Sears             85%   85%   85%   95%       95%*
  Montgomery, IL
Zany Brainy                 100%  100%  100%  100%      100%
  Wheaton, IL
Salem Square                 97%   97%   97%   97%       97%
  Countryside, IL
Hawthorn Village             97%   98%   99%   99%      100%
  Vernon Hills, IL
Six Corners                  94%   94%   94%   90%       93%
  Chicago, IL
Spring Hill Fashion Ctr.     96%   96%   96%  100%       98%
  West Dundee, IL
Crestwood Plaza             100%  100%  100%  100%      100%
  Crestwood, IL
Park St. Claire             100%  100%  100%  100%      100%
  Schaumburg, IL
Lansing Square               90%   90%   90%   90%       90%
  Lansing, IL
Summit of Park Ridge         82%   81%   84%   83%       83%
  Park Ridge, IL
Grand and Hunt Club         100%  100%  100%  100%      100%
  Gurnee, IL
Quarry Outlot               100%  100%  100%  100%      100%
  Hodgkins, IL
Maple Park Place             99%   97%   98%   98%       98%
  Bolingbrook, IL
Aurora Commons               99%  100%  100%   98%       98%*
  Aurora, IL
Lincoln Park Place          100%  100%  100%   60%       60%*
  Chicago, IL
Ameritech                   N/A   100%  100%  100%      100%
  Joliet, IL
Dominicks-Schaumburg        N/A   100%  100%  100%      100%
  Schaumburg, IL
Dominicks-Highland Park     N/A   100%  100%  100%      100%
  Highland Park, IL
Niles Shopping Center       N/A   100%   87%   60%       60%*
  Niles, IL
Mallard Crossing            N/A    95%   95%   95%       95%*
  Elk Grove Village, IL
Cobblers Crossing           N/A    91%   89%   89%       89%*
  Elgin, IL
Calumet Square              N/A   100%  100%  100%      100%
  Calumet City, IL

                                    1997                        1998
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----

Sequoia Shopping Center     N/A    96%   97%   93%       93%*
  Milwaukee, WI
Riversquare Shopping Ctr.   N/A   100%  100%   95%       95%
  Naperville, IL
Rivertree Court             N/A   N/A    97%   99%       99%*
  Vernon Hills, IL
Shorecrest Plaza            N/A   N/A    96%   96%       96%*
  Racine, WI
Dominicks-Glendale Heights  N/A   N/A   100%  100%      100%
  Glendale Heights, IL
Party City Store            N/A   N/A   N/A   100%      100%
  Oak Brook Terrace, IL
Eagle Country Market        N/A   N/A   N/A   100%      100%
  Roselle, IL
Dominicks-Countryside       N/A   N/A   N/A   100%      100%
  Countryside, IL
Terramere Plaza             N/A   N/A   N/A    80%       80%
  Arlington Heights, IL
Wilson Plaza                N/A   N/A   N/A   100%      100%
  Batavia, IL
Iroquois Center             N/A   N/A   N/A    81%       81%
  Naperville, IL
Fashion Square              N/A   N/A   N/A    88%       80%
  Skokie, IL
Naper West                  N/A   N/A   N/A    86%       88%*
  Naperville, IL
Dominicks-West Chicago      N/A   N/A   N/A   N/A       100%
  West Chicago, IL
Shops at Coopers Grove      N/A   N/A   N/A   N/A        96%*
  Country Club Hills, IL
Maple Plaza                 N/A   N/A   N/A   N/A       100%
  Downers Grove, IL
Orland Park Retail          N/A   N/A   N/A   N/A        84%*
  Orland Park, IL
Wisner/Milwaukee Plaza      N/A   N/A   N/A   N/A       100%
  Chicago, IL
Homewood Plaza              N/A   N/A   N/A   N/A       100%
  Homewood, IL
Elmhurst City Center        N/A   N/A   N/A   N/A        99%*
  Elmhurst, IL
Shoppes of Mill Creek       N/A   N/A   N/A   N/A        97%*
  Palos Park, IL
Oak Forest Commons          N/A   N/A   N/A   N/A        99%*
  Oak Forest, IL
Prairie Square              N/A   N/A   N/A   N/A        94%*
  Sun Prairie, WI
Downers Grove Plaza         N/A   N/A   N/A   N/A        84%*
  Downers Grove, IL
St. James Crossing          N/A   N/A   N/A   N/A        88%*
  Westmont, IL

                                    1997                        1998
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----

Woodfield Plaza             N/A   N/A   N/A   N/A        97%
  Schaumburg, IL
Lake Park Plaza             N/A   N/A   N/A   N/A        95%*
  Michigan City, IN
Chestnut Court              N/A   N/A   N/A   N/A        85%*
  Darien, IL

  * As part of the purchase of these properties the Company receives rent under master lease agreements on the vacant space, which results in 100% economic occupancy at March 31, 1998 for each of these centers, except Niles Shopping Center where the master lease agreement results in 73% economic occupancy.

    The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased.

Subsequent Events

In January 1998, the Company paid a distribution of $2,447,251 to the Stockholders.

On April 16, 1998, the Company purchased the Bergen Plaza Shopping Center from an unaffiliated third party for approximately $17,248,000. The property is located in Oakdale, Minnesota and contains approximately 270,610 square feet of leasable space. Its anchor tenants include Rainbow Foods and Kmart.

On April 24, 1998, the Company purchased the High Point Centre Shopping Center from an unaffiliated third party for approximately $10,354,000. The property is located in Madison, Wisconsin and contains approximately 86,204 square feet of leasable space. Its anchor tenant is Pier 1 Imports.

On April 29, 1998, the Company purchased the Western Howard Plaza Shopping Center from an unaffiliated third party for approximately $1,913,000. The property is located in Chicago, Illinois and contains approximately 12,784 square feet of leasable space. Its tenants are The Gap, Pearle Vision and Payless Shoes.

On May 5, 1998, the Company purchased the Wauconda Shopping Center from an unaffiliated third party for approximately $2,525,000. The property is located in Wauconda, Illinois and contains approximately 31,357 square feet of leasable space. Its anchor tenant is Sears Paint and Hardware.

On April 22, 1998, the Company entered into a construction loan agreement with an unaffiliated third party, the borrower, for an entire loan amount of $2,507,038. Disbursements are to be made periodically as work progresses in connection with the construction of a Staples Office Supply store to be built in Freeport, Illinois. The construction loan matures on October 15, 1998 and, prior to maturity, requires the borrower to make payments of interest only, on amounts disbursed at a rate of 9.5%. The Company made an initial advance of $864,134 on April 22, 1998.

On April 7, 1998, the Company commenced an offering of an additional 27,000,000 Shares at $11.00 per Share, on a best efforts basis, (the "Fourth Offering"). As of May 13, 1998, the Company had accepted subscriptions for 2,393,152 shares.

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

    (b)  Report on Form 8-K dated January 13, 1998
         Item 2.  Acquisition or Disposition of Assets
         Item 5.  Other Events

         Report on Form 8-K/A dated March 16, 1998
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated March 19, 1998
         Item 2.  Acquisition or Disposition of Assets
         Item 7.  Financial Statements and Exhibits

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND REAL ESTATE CORPORATION

                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chief Executive Officer
                            Date: May 15, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Chief Financial and Accounting Officer
                            Date: May 15, 1998