Form 10-Q
period 1998-06-30
INLAND REAL ESTATE CORP
filed 1998-08-12
CIK 923284

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of August 10, 1998, there were 8,173,696 shares of common stock outstanding.

                         Part 1 - Financial Statements


Item 1.  Financial Statements


                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets

                      June 30, 1998 and December 31, 1997
                                  (unaudited)


                                    Assets
                                    ------

                                                       1998          1997
                                                       ----          ----
Investment properties (Notes 1, 4 and 5):
  Land............................................ $127,658,576    75,801,319
  Building and improvements.......................  325,255,201   200,509,519
                                                   ------------- -------------
                                                    452,913,777   276,310,838
  Less accumulated depreciation...................   10,684,417     5,665,483
                                                   ------------- -------------
  Net investment properties.......................  442,229,360   270,645,355

Cash and cash equivalents including amounts
  held by property manager (Note 1)...............   95,648,994    51,145,587
Restricted cash (Note 1)..........................    4,664,594     2,073,799
Accounts and rents receivable (Note 5)............    8,600,822     4,926,643
Mortgage receivable (Note 6)......................      929,239          -
Deposits and other assets.........................    1,229,963     3,924,431
Deferred organization costs (net of accumulated
  amortization of $13,731 and $10,985 at June 30,
  1998 and December 31, 1997, respectively)
  (Note 1)........................................       13,731        16,477
Loan fees (net of accumulated amortization
  of $226,068 and $131,266 at June 30, 1998 and
  December 31, 1997, respectively) (Note 1).......    1,436,602       857,839
                                                   ------------- -------------

    Total assets.................................. $554,753,305   333,590,131
                                                   ============= ============









                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets
                                  (continued)

                      June 30, 1998 and December 31, 1997
                                  (unaudited)



                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                       1998          1997
Liabilities:                                           ----          ----
  Accounts payable................................ $    210,701        47,550
  Accrued offering costs to Affiliates............      695,700       544,288
  Accrued offering costs to non-affiliates........       32,876        36,574
  Accrued interest payable to Affiliates..........        4,600         4,641
  Accrued interest payable to non-affiliates......      965,614       560,821
  Accrued real estate taxes.......................   11,254,363     7,031,732
  Distributions payable (Note 8)..................    2,954,326     1,777,113
  Security deposits...............................    1,142,129       754,359
  Mortgages payable (Note 7)......................  167,572,782   106,589,710
  Unearned income.................................      560,113       495,535
  Other liabilities...............................    2,511,406       493,116
  Due to Affiliates (Note 2)......................      596,588       337,825
                                                   ------------- -------------
    Total liabilities.............................  188,501,198   118,673,264
                                                   ------------- -------------

Stockholders' Equity (Notes 1 and 2):
  Preferred stock, $.01 par value, 6,000,000 Shares
    authorized; none issued and outstanding at June
    30, 1998 and December 31, 1997................         -             -
  Common stock, $.01 par value, 100,000,000 Shares
    authorized; 41,823,725 and 24,973,340 Shares
    issued and outstanding at June 30, 1998 and
    December 31, 1997, respectively...............      418,237       249,733
  Additional paid-in capital (net of offering
    costs of $45,508,064 and $28,341,719 at June
    30, 1998 and December 31, 1997, respectively of
    which $40,148,112 and $24,172,634 was paid
    to Affiliates, respectively)..................  377,330,643   220,640,345
  Accumulated distributions in excess of
    net income....................................  (11,496,773)   (5,973,211)
                                                   ------------- -------------
    Total stockholders' equity....................  366,252,107   214,916,867
                                                   ------------- -------------
Total liabilities and stockholders' equity........ $554,753,305   333,590,131
                                                   ============= ============




                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Statements of Operations

           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)

                                         Three months           Six months
                                            ended                  ended
                                           June 30,               June 30,
                                           --------               --------
                                       1998        1997       1998       1997
                                       ----        ----       ----       ----
  Rental income (Notes 1 and 5).... $12,006,760  4,367,866 21,431,176  7,971,450
  Additional rental income.........   4,164,116  2,348,354  7,185,041  3,409,861
  Interest income..................   1,058,501    318,367  1,834,865    474,803
  Other income.....................      15,523     24,976     62,314     61,220
                                    ----------- ---------- ---------- ----------
                                     17,244,900  7,059,563 30,513,396 11,917,334
Expenses:                           ----------- ---------- ---------- ----------
  Professional services to
    Affiliates.....................      25,023      9,970     43,023     19,470
  Professional services to
    non-affiliates.................      17,500     33,515    115,698     63,925
  General and administrative
    to Affiliates..................      76,665     21,119    147,426     38,055
  General and administrative
    expenses to non-affiliates.....      29,152     34,376     60,208     62,688
  Advisor asset management fee.....     548,193    289,663    980,376    523,000
  Property operating expenses
    to Affiliates..................     654,591    243,793  1,149,119    416,330
  Property operating expenses
    to non-affiliates..............   4,862,097  2,355,922  8,328,591  4,042,846
  Mortgage interest to Affiliates.. 13,814 14,059 27,702 58,513 Mortgage interest to
    non-affiliates.................   2,985,569  1,096,429  5,304,045  2,057,716
  Depreciation.....................   2,817,980    897,599  5,018,934  1,639,519
  Amortization.....................      55,041     21,895     97,548     60,259
  Acquisition cost expenses to
    Affiliates.....................      56,750     33,168     86,750     35,457
  Acquisition cost expenses to
    non-affiliates.................       8,115     10,591     22,151     17,392
                                    ----------- ---------- ---------- ----------
                                     12,150,490  5,062,099 21,381,571  9,035,170
                                    ----------- ---------- ---------- ----------
    Net income..................... $ 5,094,410  1,997,464  9,131,825  2,882,164
                                    =========== ========== ========== ==========
Net income per weighted average
  common stock shares outstanding,
  basic and diluted (38,433,663 and
  12,617,022 for the three months
  ended June 30, 1998 and 1997,
  respectively and 33,594,462 and
  10,945,945 for the six months
  ended June 30, 1998 and 1997,
  respectively).................... $       .13        .16        .27       .26
                                    =========== ========== ========== =========

                 See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                       Statement of Stockholders' Equity

                                 June 30, 1998
                                  (unaudited)

                                                    Accumulated
                                         Additional Distributions
                               Common     Paid-in   in excess of
                                Stock     Capital    net income     Total
                             ---------- ----------- ------------ ------------

Balance January 1, 1998..... $ 249,733  220,640,345  (5,973,211) 214,916,867

Net income..................      -            -      9,131,825    9,131,825

Distributions declared
  ($.44 for the six months
  ended June 30, 1998 per
  weighted average common
  stock shares outstanding).      -            -    (14,655,387) (14,655,387)

Proceeds from Offering (net
  of Offering costs of
  $17,166,345)..............   168,696  156,864,076        -     157,032,772

Repurchases of Shares.......      (192)    (173,778)       -        (173,970)
                             ---------- ----------- ------------ ------------
Balance June 30, 1998....... $ 418,237  337,330,643 (11,496,773) 366,252,107
                             ========== =========== ============ ============






















                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Statements of Cash Flows

                For the six months ended June 30, 1998 and 1997
                                  (unaudited)

Cash flows from operating activities:                   1998         1997
                                                        ----         ----
  Net income...................................... $  9,131,825    2,882,164
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation..................................    5,018,934    1,639,519
    Amortization..................................       97,548       60,259
    Rental income under master lease agreements...    1,069,655      139,874
    Straight line rental income...................     (611,079)    (207,655)
    Changes in assets and liabilities:
      Accounts and rents receivable...............   (3,063,100)  (1,725,604)
      Other assets................................     (324,062)    (374,365)
      Accrued interest payable....................      404,752      (46,795)
      Accrued real estate taxes...................    4,222,631    2,090,760
      Accounts payable............................      163,151      196,742
      Unearned income.............................       64,578      304,545
      Other liabilities...........................    2,018,290      253,277
      Due to Affiliates...........................      258,763       70,315
      Security deposits...........................      387,770      237,550
                                                   ------------- ------------
Net cash provided by operating activities.........   18,839,656    5,520,586
                                                   ------------- ------------
Cash flows from investing activities:
  Restricted cash.................................   (2,590,795)  (1,379,399)
  Additions to investment properties..............     (646,250)    (520,939)
  Purchase of investment properties............... (163,602,161) (69,320,114)
  Mortgage receivable.............................     (929,239)        -
  Deposits on investment properties...............    3,018,530   (2,494,140)
                                                   ------------- ------------
Net cash used in investing activities............. (164,749,915) (73,714,592)
                                                   ------------- ------------
Cash flows from financing activities:
  Proceeds from offering..........................  174,199,117   63,374,915
  Repurchases of shares...........................     (173,970)    (183,381)
  Payments of offering costs......................  (17,018,631)  (6,570,761)
  Loan proceeds...................................   48,302,000   32,848,379
  Loan fees.......................................     (673,565)    (531,534)
  Distributions paid..............................  (13,478,174)  (4,202,698)
  Repayment of notes from Affiliates..............         -      (8,000,000)
  Principal payments of debt......................     (743,111)    (120,426)
                                                   ------------- ------------
Net cash provided by financing activities.........  190,413,666   76,614,494
                                                   ------------- ------------
Net increase in cash and cash equivalents.........   44,503,407    8,420,488

Cash and cash equivalents at beginning of period..   51,145,587    8,491,735
                                                   ------------- ------------
Cash and cash equivalents at end of period........ $ 95,648,994   16,912,223
                                                   ============= ============

                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Statements of Cash Flows
                                  (continued)

                For the six months ended June 30, 1998 and 1997
                                  (unaudited)



Supplemental schedule of noncash investing and financing activities:

                                                1998           1997
                                                ----           ----
Purchase of investment properties.......... $(177,026,344)  (86,883,999)
Assumption of debt.........................    13,424,183     9,563,885
Note payable...............................          -        8,000,000
                                            -------------- -------------
                                            $(163,602,161)  (69,320,114)
                                            ============== =============


Distributions payable...................... $   2,954,326       971,540
                                            ============== =============

Interest paid.............................. $   4,926,995     2,163,024
                                            ============== =============



























                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements

                                 June 30, 1998
                                  (unaudited)

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

On October 14, 1994, the Company commenced an initial public offering, on a best efforts basis, ("Initial Offering") of 5,000,000 shares of common stock ("Shares"). As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the Initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Second Offering"). As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares, thereby completing the Second Offering. On July 14, 1997, the Company commenced an offering of an additional 20,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Third Offering"). As of March 19, 1998, the Company had received subscriptions for a total of 20,000,000 Shares, thereby completing the Third Offering. On April 7, 1998, the Company commenced an offering of an additional 27,000,000 Shares at $11.00 per Share, on a best efforts basis, (the "Fourth Offering"). As of June 30, 1998, the Company had received subscriptions for a total of 5,513,260 Shares from the Fourth Offering. In addition, as of June 30, 1998, the Company has distributed 1,310,465 Shares through the Company's Distribution Reinvestment Program ("DRP"). As of June 30, 1998, the Company has repurchased a total of 72,023 Shares through the Share Repurchase Program. As a result, as of June 30, 1998, Gross Offering Proceeds total $423,256,944 net of Shares repurchased through the Share Repurchase Program.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


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

Restricted cash at June 30, 1998 includes $771,682 held in escrow for the principal payments on the Aurora Commons mortgage payable and $177,855 held in escrow by the mortgagee for the payment of real estate taxes at Aurora Commons, Shoppes at Mill Creek Shopping Center and Schaumburg Plaza. Restricted cash at June 30, 1998 also includes amounts held as vacancy escrows on Cobblers Crossing, Mallard Crossing, Shorecrest Shopping Center, Sequoia Shopping Center, Shoppes at Coopers Grove, Prairie Square, Lake Park Plaza, Chestnut Court, St. James Crossing, Oak Forest Commons, Shoppes of Mill Creek, Woodfield Plaza, Bergen Plaza, Berwyn Plaza, High Point Center, Schaumburg Plaza and Woodland Heights. The monthly amounts drawn for rent under the master lease escrows decrease the basis of the respective properties. Restricted cash at June 30, 1998 also includes $556,025 held in escrow for the second phase of construction at Oak Forest Commons and $95,985 held in escrow for possible vacancies upon completion of the second phase at Oak Forest Commons. Restricted cash at June 30, 1998 also included $67,861 in escrows established by the Seller of Bergen Plaza as a guarantee to cover possible unpaid expenses, an obligation to complete a bike path for a new tenant and possible claims by tenants for reimbursement of snowplowing expenses. Restricted cash at June 30, 1998 also includes $500,000 deposited with the City of Oakdale as security for any shortfall of taxes due to the tax increment financing used to develop the property. This requirement expires in the year 2004.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 requires the Company to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of properties. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of June 30, 1998, the Company does not believe any such impairments of its properties exists.

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

In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.


(2) Transactions with Affiliates

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to each of the Offerings. Such expenses include postage, data processing and marketing and are

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)

reimbursed at cost. The collective costs to Affiliates incurred relating to the Offerings were $1,084,177 and $1,047,694 as of June 30, 1998 and December 31, 1997, respectively, of which $41,756 and $24,374 was unpaid as of June 30, 1998 and December 31, 1997, respectively. In addition, an Affiliate of the Advisor serves as dealer manager of each of the Offerings and is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance fee from the Company in connection with each of the Offerings. Such amounts incurred were $39,063,935 and $23,124,938 as of June 30, 1998 and December 31, 1997, respectively, of which $653,944 and $519,914 was unpaid as of June 30, 1998 and December 31, 1997, respectively. Approximately $33,094,000 and $19,581,000 of these commissions had been passed through from the Affiliate to unaffiliated soliciting broker/dealers as of June 30, 1998 and December 31, 1997, respectively.

As of June 30, 1998, the Company had incurred $45,535,526 of organization and offering costs to Affiliates and non-affiliates. Pursuant to the terms of the offering, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the gross proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses
(including selling commissions) which together exceed 15% of gross offering proceeds. As of June 30, 1998, organizational and offering expenses did not exceed the 5.5% or 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the offerings, however, any excess amounts will be reimbursed by the Advisor.

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

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus Other Operating Expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return. For the six months ended June 30, 1998, the Company has incurred $980,376 of such fees, of which $548,193 remains unpaid at June 30, 1998.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. The Company incurred and paid Property Management Fees of $1,149,072 and $416,330 for the six months ended June 30, 1998 and 1997, respectively, all of which has been paid.


(3) Stock Option and Dealer Warrant Plan

The Company adopted an Independent Director Stock Option Plan which granted each Independent Director an option to acquire 3,000 Shares as of the date they become a Director and an additional 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 1995 if the Independent Director is a member of the Board on such date. The options for the initial 3,000 Shares granted shall be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The succeeding options are exercisable on the second anniversary of the date of grant. As of June 30, 1998, options for 1,000 Shares have been exercised for $9.05 per Share.

In addition to  sales  commissions,  Soliciting  Dealers  will  also receive one
Soliciting Dealer Warrant for each 40 Shares sold by such Soliciting Dealer during the offerings, subject to state and federal securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one Share from the Company at a price stated in the Offering during the period commencing with the first date upon which the Soliciting Dealer Warrants are issued and ending upon the exercise period. Notwithstanding the foregoing no Soliciting Dealer Warrant will be exercisable until one year from the date of issuance. As of June 30, 1998, none of these warrants were exercised.

                                                INLAND REAL ESTATE CORPORATION
                                                   (a Maryland corporation)

                                                 Notes to Financial Statements
                                                          (continued)

(4) Investment Properties                 Initial Cost (A)                     Gross amount at which carried
                                     --------------------------                        at end of period
                                                                    Net      -----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
Single-user Retail           ------- ------------ ------------- ------------ ------------- ------------- -------------
------------------
  Walgreens/Decatur
    Decatur, IL.............  01/95  $    78,330     1,130,723        -           78,330     1,130,723     1,209,053

  Zany Brainy
    Wheaton, IL.............  07/96      838,000     1,626,033         664       838,000     1,626,697     2,464,697

  Ameritech
    Joliet, IL..............  05/97      170,000       883,293       2,544       170,000       885,837     1,055,837

  Dominicks-Schaumburg
    Schaumburg, IL..........  05/97    2,294,437     8,392,661       2,679     2,294,437     8,395,340    10,689,777

  Dominicks-Highland Park
    Highland Park, IL.......  06/97    3,200,000     9,597,963       2,200     3,200,000     9,600,163    12,800,163

  Dominicks-Glendale Heights
    Glendale Heights, IL....  09/97    1,265,000     6,942,997       9,194     1,265,000     6,952,191     8,217,191

  Party City
    Oakbrook Terrace, IL....  11/97      750,000     1,231,271        -          750,000     1,231,271     1,981,271

  Eagle Country Market
    Roselle, IL.............  11/97      966,667     1,940,898        -          966,667     1,940,898     2,907,565

  Dominicks-West Chicago
    West Chicago, IL........  01/98    1,980,130     4,325,331        -        1,980,130     4,325,331     6,305,461

  Walgreens-Woodstock
    Woodstock, IL...........  06/98      395,080       771,973        -          395,080       771,973     1,167,053

Neighborhood Retail Centers
  Eagle Crest Shopping Center
    Naperville, IL..........  03/95    1,878,618     2,938,352     115,828     1,878,618     3,054,180     4,932,798

  Montgomery-Goodyear
    Montgomery, IL..........  09/95      315,000       834,659     (11,158)      315,000       823,501     1,138,501

  Hartford/Naperville Plaza
    Naperville, IL..........  09/95      990,000     3,427,961      13,002       990,000     3,440,963     4,430,963

  Nantucket Square
    Schaumburg, IL..........  09/95    1,908,000     2,349,918     (69,881)    1,908,000     2,280,037     4,188,037

  Antioch Plaza
    Antioch, IL.............  12/95      268,000     1,360,445    (120,629)      268,000     1,239,816     1,507,816
                                     ------------ ------------- ------------ ------------- ------------- ------------
    Subtotal                         $17,297,262    47,754,478     (55,557)   17,297,262    47,698,921    64,996,183


                                                          -13-


                                             INLAND REAL ESTATE CORPORATION
                                                (a Maryland corporation)

                                              Notes to Financial Statements
                                                       (continued)

(4) Investment Properties (continued)     Initial Cost (A)                     Gross amount at which carried
                                     --------------------------                        at end of period
                                                                    Net      -----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- -------------
    Subtotal                         $17,297,262   47,754,478      (55,557)   17,297,262    47,698,921    64,996,183

  Mundelein Plaza
    Mundelein, IL...........  03/96    1,695,000     3,965,560     (53,429)    1,695,000     3,912,131     5,607,131

  Regency Point
    Lockport, IL............  04/96    1,000,000     4,720,800     (19,377)    1,000,000     4,701,423     5,701,423

  Prospect Heights
    Prospect Heights, IL....  06/96      494,300     1,683,755      32,061       494,300     1,715,816     2,210,116

  Montgomery-Sears
    Montgomery, IL..........  06/96      768,000     2,655,181     (72,879)      768,000     2,582,302     3,350,302

  Salem Square
    Countryside, IL.........  08/96    1,735,000     4,449,217     (16,960)    1,735,000     4,432,257     6,167,257

  Hawthorn Village
    Vernon Hills, IL........  08/96    2,619,500     5,887,640      46,891     2,619,500     5,934,531     8,554,031

  Six Corners
    Chicago, IL.............  10/96    1,440,000     4,538,152       3,638     1,440,000     4,541,790     5,981,790

  Spring Hill Fashion Corner
    West Dundee, IL.........  11/96    1,794,000     7,415,396       3,955     1,794,000     7,419,351     9,213,351

  Crestwood Plaza
    Crestwood, IL...........  12/96      325,577     1,483,183       4,750       325,577     1,487,933     1,813,510

  Quarry Outlot
    Hodgkins, IL............  12/96      522,000     1,278,431       8,872       522,000     1,287,303     1,809,303

  Grand and Hunt Club
    Gurnee, IL..............  12/96      969,840     2,622,575     (52,811)      969,840     2,569,764     3,539,604

  Summit of Park Ridge
    Park Ridge, IL..........  12/96      672,000     2,497,950       5,886       672,000     2,503,836     3,175,836

  Park St. Claire
    Schaumburg, IL..........  12/96      319,578       986,920     226,674       319,578     1,213,594     1,533,172

  Aurora Commons
    Aurora, IL..............  01/97    3,220,000     8,318,861       3,901     3,220,000     8,322,762    11,542,762
                                     ------------ ------------- ------------ ------------- ------------- ------------
    Subtotal                         $34,872,057   100,258,099      65,615    34,872,057   100,323,714   135,195,771


                                                          -14-


                                             INLAND REAL ESTATE CORPORATION
                                                (a Maryland corporation)

                                              Notes to Financial Statements
                                                       (continued)

(4) Investment Properties (continued)     Initial Cost (A)                     Gross amount at which carried
                                     --------------------------                        at end of period
                                                                    Net      -----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- -------------
    Subtotal                         $34,872,057   100,258,099      65,615    34,872,057   100,323,714   135,195,771

  Lincoln Park Place
    Chicago, IL.............  01/97      819,000     1,299,902     (61,272)      819,000     1,238,630     2,057,630

  Niles Shopping Center
    Niles, IL...............  04/97      850,000     2,466,389     (26,637)      850,000     2,439,752     3,289,752

  Mallard Crossing
    Elk Grove Village, IL...  05/97    1,778,667     6,331,943     (45,386)    1,778,667     6,286,557     8,065,224

  Cobblers Crossing
    Elgin, IL...............  05/97    3,200,000     7,763,940    (127,975)    3,200,000     7,635,965    10,835,965

  Calumet Square
    Calumet City, IL........  06/97      527,000     1,540,046       6,664       527,000     1,546,710     2,073,710

  Sequoia Shopping Center
    Milwaukee, WI...........  06/97    1,216,914     1,806,734     (15,488)    1,216,914     1,791,246     3,008,160

  Riversquare Shopping Center
    Naperville, IL..........  06/97    2,853,226     3,129,130     103,872     2,853,226     3,233,002     6,086,228

  Shorecrest Plaza
    Racine, WI..............  07/97    1,150,000     4,775,119     (38,432)    1,150,000     4,736,687     5,886,687

  Dominicks-Countryside
    Countryside, IL.........  12/97    1,375,000       925,106        -        1,375,000       925,106     2,300,106

  Terramere Plaza
    Arlington Heights, IL...  12/97    1,435,000     2,981,314      88,482     1,435,000     3,069,795     4,504,795

  Wilson Plaza
    Batavia, IL.............  12/97      310,000       999,366        -          310,000       999,366     1,309,366

  Iroquois Center
    Naperville, IL..........  12/97    3,668,347     8,276,041        -        3,668,347     8,276,041    11,944,388

  Fashion Square
    Skokie, IL..............  12/97    2,393,534     6,847,769     109,153     2,393,534     6,956,922     9,350,456
                                     ------------ ------------- ------------ ------------- ------------- ------------
  Subtotal                           $56,448,745   149,400,898      58,595    56,448,745   149,459,494   205,908,239


                                                          -15-

                                             INLAND REAL ESTATE CORPORATION
                                                (a Maryland corporation)

                                              Notes to Financial Statements
                                                       (continued)

(4) Investment Properties (continued)     Initial Cost (A)                     Gross amount at which carried
                                     --------------------------                        at end of period
                                                                    Net      -----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- -------------
  Subtotal                           $56,448,745   149,400,898      58,595    56,448,745   149,459,494   205,908,239

  Shops at Coopers Grove
    Country Club Hills, IL..  01/98    1,400,897     4,413,565     (17,427)    1,400,897     4,396,138     5,797,035

  Maple Plaza
    Downers Grove, IL.......  01/98    1,364,202     1,821,820        -        1,364,202     1,821,820     3,186,022

  Orland Park Retail
    Orland Park, IL.........  02/98      460,867       795,940     (22,296)      460,867       773,643     1,234,510

  Wisner/Milwaukee Plaza
    Chicago, IL.............  02/98      528,576     1,383,292        -          528,576     1,383,292     1,911,868

  Homewood Plaza
    Homewood, IL............  02/98      534,599     1,398,042        -          534,599     1,398,042     1,932,641

  Elmhurst City Center
    Elmhurst, IL............  02/98    2,050,217     2,810,339    (332,506)    2,050,217     2,477,833     4,528,050

  Shoppes of Mill Creek
    Palos Park, IL..........  03/98    3,305,949     8,001,284      43,795     3,305,949     8,045,079    11,351,028

  Prairie Square
    Sun Prairie, WI.........  03/98      739,575     2,381,050     (10,152)      739,575     2,370,898     3,110,473

  Oak Forest Commons
    Oak Forest, IL..........  03/98    2,795,519     9,030,068      (2,377)    2,795,519     9,027,691    11,823,210

  Downers Grove Market
    Downers Grove, IL.......  03/98    6,224,467    11,464,821      (6,305)    6,224,467    11,458,516    17,682,983

  St. James Crossing
    Westmont, IL............  03/98    2,610,600     4,933,352     (18,531)    2,610,600     4,914,821     7,525,421

  High Point Center
    Madison, WI.............  04/98    1,449,560     8,808,272     (25,990)    1,449,560     8,782,283    10,231,843

  Western & Howard
    Chicago, IL.............  04/98      439,990     1,521,960        -          439,990     1,521,960     1,961,950

  Wauconda Shopping Center
    Wauconda, IL............  05/98      454,500     2,065,324        -          454,500     2,065,324     2,519,824

  Berwyn Plaza
    Berwyn, IL..............  05/98      769,073     1,072,777        -          769,073     1,072,777     1,841,850
                                     ------------ ------------- ------------ ------------- ------------- ------------
    Subtotal                         $81,577,336   211,302,804    (333,193)   81,577,336   210,969,611   292,546,947

                                                          -16-

                                             INLAND REAL ESTATE CORPORATION
                                                (a Maryland corporation)

                                              Notes to Financial Statements
                                                       (continued)

(4) Investment Properties (continued)     Initial Cost (A)                     Gross amount at which carried
                                     --------------------------                        at end of period
                                                                    Net      -----------------------------------------
                                                    Buildings   Adjustments      Land        Buildings
                              Date                     and           to           and           and
                               Acq       Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------ ------------- ------------ ------------- ------------- -------------
    Subtotal                         $81,577,336   211,302,804    (333,193)   81,577,336   210,969,611   292,546,947

  Woodland Heights
    Streamwood, IL..........  06/98     2,976,000    6,874,031     (12,366)    2,976,000     6,861,665     9,837,665

  Schaumburg Shopping Center
    Schaumburg, IL..........  06/98     2,445,555    4,548,297        -        2,445,555     4,548,297     6,993,852

Community Centers
  Lansing Square
    Lansing, IL.............  12/96     4,075,000   12,179,383      18,087     4,075,000    12,197,470    16,272,470

  Maple Park Place
    Bolingbrook, IL.........  01/97     3,665,909   11,669,428      10,603     3,665,909    11,680,031    15,345,940

  Rivertree Court
    Vernon Hills, IL........  07/97     8,651,875   22,910,165     (14,120)    8,651,875    222,896,045   31,547,920

  Naper West
    Naperville, IL..........  12/97     5,335,000    9,608,534    (129,113)    5,335,000     9,479,420    14,814,420

  Woodfield Plaza
    Schaumburg, IL..........  01/98     4,612,277   15,159,792     (44,636)    4,612,277    15,115,155    19,727,432

  Lake Park Plaza
    Michigan City, IN.......  02/98     3,252,861    9,208,072     208,626     3,252,861     9,416,698    12,669,559

  Chestnut Court
    Darien, IL..............  03/98     5,719,982   10,481,184    (125,409)    5,719,982    10,355,775    16,075,757

  Bergen Plaza
    Oakdale, MN.............  04/98     5,346,781   11,693,055      41,979     5,346,781    11,735,034    17,081,815
                                     ------------ ------------- ------------ ------------- ------------- ------------
  Total                              $127,658,576  325,634,745    (379,544)  127,658,576   325,255,201   452,913,777
                                     ============ ============= ===========  ============  ============  ============











                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


(4) Investment Properties (continued)

(A) The initial cost to the Company, represents the original purchase price of the property, including amounts incurred subsequent to acquisition, which were contemplated at the time the property was acquired.

(B) Adjustments to basis includes additions to investment properties and payments received under master lease agreements. As part of several purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. Generally Accepted Accounting Principles ("GAAP") require that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The cumulative amount of such payments was $2,050,710 and $981,055 as of June 30, 1998 and December 31, 1997, respectively. (Note 5)


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

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include increases of $611,079 and $207,655 for the six months ended June 30, 1998 and 1997, of rental income for the period of occupancy for which stepped rent increases apply and $1,397,695 and $786,616 in related accounts receivable as of June 30, 1998 and December 31, 1997, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


(6) Mortgage Receivable

On April 22, 1998, the Company entered into a construction loan agreement with an unaffiliated third party, the borrower, for an entire loan amount of $2,507,038. Disbursements are to be made periodically a work progresses in connection with the construction of a Staples Office Supply store to be built in Freeport, Illinois. The construction loan matures on October 15, 1998 and, prior to maturity, requires the borrower to make payments of interest only, on amounts disbursed at a rate of 9.5%. The Company has agreed to purchase this property upon completion, contingent upon certain criteria stated in the contract.


(7) Mortgages Payable

Mortgages payable consist of the following at June 30, 1998 and December 31, 1997:

                        Current              Current        Balance at
Property as             Interest   Maturity  Monthly    June 30,    Dec. 31,
Collateral                Rate       Date   Payment(a)    1998        1997
------------           ---------- --------- ---------- ----------- -----------
Mortgage payable to Affiliate:
  Walgreens               7.655%   05/2004  $  5,689   $   721,082     727,472

Mortgages payable to non-affiliates:
  Regency Point           7.445%   08/2000     (b)       4,344,417   4,373,461
  Eagle Crest             7.850%   10/2003    15,162     2,350,000   2,350,000
  Nantucket Square        7.850%   10/2003    14,195     2,200,000   2,200,000
  Antioch Plaza           7.850%   10/2003     5,646       875,000     875,000
  Mundelein Plaza         7.850%   10/2003    18,130     2,810,000   2,810,000
  Montgomery-Goodyear     7.850%   10/2003     4,065       630,000     630,000
  Montgomery-Sears        7.850%   08/2003    10,614     1,645,000   1,645,000
  Hartford/Naperville     7.850%   08/2003    14,904     2,310,000   2,310,000
  Zany Brainy             7.590%   01/2004     7,767     1,245,000   1,245,000
  Prospect Heights
    Plaza                 7.590%   01/2004     6,831     1,095,000   1,095,000
  Hawthorn Village
    Commons               7.590%   01/2004    26,700     4,280,000   4,280,000
  Six Corners Plaza       7.590%   01/2004    19,339     3,100,000   3,100,000
  Salem Square
    Shopping Center       7.590%   01/2004    19,526     3,130,000   3,130,000
  Lansing Square          7.800%   01/2004    52,249     8,150,000   8,150,000
  Spring Hill Fashion
    Mall                  7.800%   01/2004    30,067     4,690,000   4,690,000

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)

                        Current              Current        Balance at
Property as             Interest   Maturity  Monthly    June 30,     Dec. 31,
Collateral                Rate       Date   Payment(a)    1998         1997
------------           ---------- --------- ---------- -----------  -----------
  Aurora Commons (c)      9.000%   10/2001    70,556      9,301,025   9,392,602
  Maple Park Place        7.650%   06/2004    48,101      7,650,000   7,650,000
  Dominicks-Schaumburg    7.490%   06/2004    32,909      5,345,500   5,345,500
  Summit Park Ridge       7.490%   06/2004     9,850      1,600,000   1,600,000
  Lincoln Park Place      7.490%   06/2004     6,464      1,050,000   1,050,000
  Crestwood Plaza         7.650%   06/2004     5,686        904,380     904,380
  Park St. Claire         7.650%   06/2004     4,794        762,500     762,500
  Quarry                  7.650%   06/2004     5,659        900,000     900,000
  Grand/Hunt Club         7.490%   06/2004    11,056      1,796,000   1,796,000
  Rivertree Court (d)    10.030%   11/1998   131,226     15,700,000  15,700,000
  Niles Shopping Center   7.230%   01/2005     9,612      1,617,500   1,617,500
  Ameritech               7.230%   01/2005     3,104        522,375     522,375
  Calumet Square          7.230%   01/2005     6,138      1,032,920   1,032,920
  Sequoia Shopping
    Center                7.230%   01/2005     8,943      1,505,000   1,505,000
  Dominick's Highland
    Park                  7.210%   12/2004    38,453      6,400,000   6,400,000
  Fashion Square (e)      4.100%   12/2014    21,264      6,200,000   6,800,000
  Mallard Crossing        7.280%   03/2005    24,233      4,050,000        -
  Prairie Square          7.000%   03/2005     8,918      1,550,000        -
  Orland Park Retail      7.000%   03/2005     3,596        625,000        -
  Maple Plaza             7.000%   03/2005     9,105      1,582,500        -
  Iroquois Center         7.000%   03/2005    34,233      5,950,000        -
  Dominicks-Countryside   6.990%   03/2003     6,607      1,150,000        -
  Wilson Plaza            7.000%   03/2005     3,740        650,000        -
  Eagle Country Market    7.000%   03/2005     8,342      1,450,000        -
  Terramere Plaza         7.000%   03/2005    12,672      2,202,500        -
  Shops at Coopers
    Grove                 7.000%   03/2005    16,685      2,900,000        -
  Party City              7.000%   03/2005     5,682        987,500        -
  Cobbler Crossing        7.000%   02/2005    31,946      5,476,500        -
  Dominicks-Glendale
    Heights               7.000%   01/2005    23,917      4,100,000        -
  Riversquare Shopping
    Center                7.150%   01/2005    18,173      3,050,000        -
  Shorecrest Plaza        7.100%   03/2003    17,620      2,978,000        -
  Shoppes of Mill
    Creek                 8.000%   09/1999    63,333      9,500,000        -
  Woodfield Plaza         6.650%   05/2005    53,200      9,600,000        -
  Schaumburg Plaza (f)    9.250%   12/2009    30,125      3,908,081        -
                                                       ------------ -----------
Mortgages Payable....................................  $167,572,782 106,589,710
                                                       ============ ===========

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)

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

(e) As part of the purchase of this property, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 offered by the Village of Skokie, Illinois. The interest rate floats and is reset weekly by a re-marketing agent. The current rate is 3.875%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the bond outstanding. In addition, there is a .125% re-marketing fee paid annually.

(f) The seller deposited money into an escrow account, which together with interest earnings on the deposit, will provide a sum that will be drawn down on a monthly basis by the Company to reduce the effective interest rate paid on the loan to 7% per annum for a period of five years.


(8) Subsequent Events

In  July  1998,  the  Company   paid   a  distribution  of  $2,954,326  to  the
Stockholders.

On July 1, 1998, the Company purchased the Winnetka Commons Shopping Center from an unaffiliated third party for approximately $4,435,000. The property is located in New Hope, Minnesota and contains approximately 42,381 square feet of leasable space. Its anchor tenants are Walgreens and Big Wheel Auto Store.

On July 7, 1998, the Company purchased the Eastgate Shopping Center from an unaffiliated third party for approximately $7,732,000. The property is located in Lombard, Illinois and contains approximately 132,519 square feet of leasable space. Its anchor tenants are Ace Hardware and State of Illinois.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


In July 1998, the Company obtained additional financing secured by the Downers Grove Marketplace property totaling $10,600,000 from an unaffiliated lender. Loan fees total approximately $80,000 in connection with this mortgage. The mortgage loan has a term of seven years and prior to maturity date, requires payment of interest only, at 6.82%.

On July 16, 1998, the Company disbursed an additional $335,681 in connection with the construction loan secured by the Staples Office Supply store to be built in Freeport, Illinois.

On August 6, 1998, the Company acquired title to approximately 27 acres of land located at the northeast intersection of North Avenue and Kirk Road in St. Charles, Illinois, to be developed into a 204,000 square foot shopping center to be known as "Stuarts Crossing" from H.P. Kirk Partners, L.L.C., an unaffiliated third party. The initial purchase price of $14,176,627, was funded with cash and cash equivalents. Included in the purchase price paid by the Company is $8,824,883 which has been placed in a development escrow for the construction of a Jewel/Osco Food Store and adjacent stores. The Company will receive interest at the rate of 9.0% per annum, paid monthly, on the development escrow.

On August 11, 1998, the Company deposited $1,240,000 with Lehman Brothers Holding, Inc. to lock a 6.36% interest rate on $62,000,000 in new financing to be secured by twelve properties owned by the Company. These loans, which are expected to close on October 1, 1998, will require monthly interest only payments at a 6.36% interest rate for a period of ten years.

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


Liquidity and Capital Resources

On April 7, 1998, the Company commenced an offering of an additional 27,000,000 Shares at $11.00 per Share, on a best efforts basis, ("the Fourth Offering"). As of June 30, 1998, the Company had received subscriptions for a total of 5,513,260 Shares from the Fourth Offering. In addition, as of June 30, 1998, the Company has distributed 1,310,465 Shares through the Company's Distribution Reinvestment Program. As of June 30, 1998, the Company has repurchased 72,023 Shares through the Company's Share Repurchase Program. As a result, as of June 30, 1998, Gross Offering Proceeds total $423,256,944 net of Shares repurchased through the Share Repurchase Program.

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents at June 30, 1998 and December 31, 1997 were $95,648,994 and $51,145,587 respectively. The increase in cash and cash equivalents since December 31, 1997 resulted primarily from the sale of shares and loan proceeds from financing secured by the Company's properties. Partially offsetting the increase in cash and cash equivalents was the use of cash resources to purchase additional properties since December 31, 1997 and the payment of offering costs associated with sale of shares. The Company intends to use cash and cash equivalents to purchase additional properties, to pay distributions and to pay Offering Costs.

As of June 30, 1998, the Company had acquired sixty-seven properties. The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. Beginning June 1, 1998, the Company increased the monthly distribution paid to $.88 per annum on weighted average shares. Distributions declared for the six months ended June 30, 1998 were $14,655,387, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end.

Management of the Company monitors the various qualification tests the Company must meet to maintain its status as a real estate investment trust. Large ownership of the Company's stock is tested upon purchase to determine that no more than 50% in value of the outstanding stock is owned directly, or indirectly, by five or fewer persons or entities at any time. Management of the Company also determines, on a quarterly basis, that the Gross Income, Asset and Distribution Tests imposed by the REIT requirements are met. On an ongoing basis, as due diligence is performed by the Advisor on potential real estate purchases or temporary investment of uninvested capital, management determines that the income from the new asset will qualify for REIT purposes. Beginning with the tax year ended December 31, 1995, the Company has qualified as a REIT.

Cash Flows From Operating Activities

Net cash provided by operating activities increased from $5,520,586 for the six months ended June 30, 1997 to $18,839,656 for the six months ended June 30, 1998. This increase is due primarily to the purchase of additional properties in 1998 and a full six months of operations on properties acquired during the six months ended June 30, 1997. As of June 30, 1998, the Company had acquired sixty-seven properties, as compared to thirty-three properties as of June 30, 1997.

Cash Flows From Investing Activities

Cash flows used in investing activities were utilized primarily for the purchase of and additions to properties.

Cash Flows From Financing Activities

For the six months ended June 30, 1998, the Company generated $190,413,666 of cash flows from financing activities as compared to $76,614,494 of cash flows generated from financing activities for the six months ended June 30, 1997. This increase is due primarily to the increase in proceeds raised from the sale of $174,025,147 of Shares for the six months ended June 30, 1998, as compared to the sale of $63,191,534 of Shares for the six months ended June 30, 1997. This increase is also due to $48,302,000 in financing secured by sixteen of the Company's properties for the six months ended June 30, 1998, as compared to $32,848,379 in financing secured by ten of the Company's properties for the six months ended June 30, 1997. This increase is partially offset by an increase in the cash used to pay costs associated with selling Shares for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The increase is also partially offset by an increase in the amount of distributions paid for the six months ended June 30, 1998 of $13,478,174 as compared to the distributions paid for the six months ended June 30, 1997 of $4,202,698.

The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the Gross Offering Proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including such selling expenses) which together exceed 15% of the Gross Offering Proceeds. As of June 30, 1998, organizational and offering costs did not exceed these limitations.

Results of Operations

At June 30, 1998, the Company owned forty-nine neighborhood retail centers, eight community centers and ten single-user retail properties.

Total income for the six months ended June 30, 1998 and 1997 was $30,513,396 and $11,917,334 respectively. This increase was due to the purchase of additional properties in 1998 and a full six months of operations on properties acquired during the six months ended June 30, 1997. As of June 30, 1998, the Company had acquired sixty-seven properties, as compared to thirty-three properties as of June 30, 1997. The purchase of additional properties also resulted in increases in property operating expenses including depreciation expense.

The decrease in mortgage interest to Affiliates for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is due to the payoff of the acquisition financing totaling $8,000,000. The Company continues to have a mortgage collateralized by the Walgreens, Decatur property payable to an Affiliate.

The increase in mortgage interest to non-affiliates for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, is due to financing secured by previously acquired centers as well as mortgages assumed as part of the purchases of Aurora Commons, Rivertree Court, Fashion Square, Shoppes at Mill Creek and Schaumburg. The mortgages payable totaled $167,572,782 as of June 30, 1998 as compared to $73,130,071 as of June 30, 1997.

Interest income is the result of cash and cash equivalents being invested in short-term investments until a property is purchased.

The increases in professional services to Affiliates and non-affiliates and general and administrative expenses to Affiliates for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, is due to the management of an increased number of real estate assets and an increased number of investors.

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. The Company paid an Advisor Asset Management Fee of .50% and .75% as of June 30, 1998 and 1997, respectively.

The increase in acquisition cost expenses is due to the increased number of properties considered for acquisition by the Company and not purchased.


Year 2000

The Company has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.

Funds from Operations

One of the Company's objectives is to provide cash distributions to its Shareholders from cash generated by the Company's operations. Cash generated from operations is not equivalent to the Company's net operating income as determined under generally accepted accounting principals ("GAAP "). Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income computed in accordance with GAAP, less extraordinary, unusual and non-recurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of the Company's performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions. FFO and funds available for distribution are calculated as follows:

                                                     June 30,       June 30,
                                                       1998           1997
                                                       ----           ----
     Net income................................... $ 9,131,825     2,882,164
     Depreciation.................................   5,018,934     1,639,519
                                                   ------------  ------------
       Funds from operations(1)...................  14,150,759     4,521,683

     Normal amortizing principal payments of debt.     (35,434)      (36,705)
     Deferred rent receivable (2).................    (611,079)     (207,655)
     Acquisition cost expenses (3)................     108,901        52,849
     Rental income received under
      master lease agreements (4).................   1,069,655       139,874
                                                   ------------  ------------
     Funds available for distribution............. $14,682,802     4,470,046
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

  (4) As part of several purchases, the Company will receive rent under master lease agreements on some of the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income.


The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each quarter during 1998 and 1997. N/A indicates the property was not owned by the Company at the end of the quarter.


                                    1997                        1998
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Walgreens                   100%  100%  100%  100%      100%  100%
  Decatur, Illinois
Eagle Crest                  97%   97%   97%   97%       95%   95%
  Naperville, Illinois
Montgomery-Goodyear          77%   77%   77%   77%       77%   77%
  Montgomery, Illinois
Hartford/Naperville Plaza   100%  100%   94%  100%      100%  100%
  Naperville, Illinois
Nantucket Square             94%   94%   96%   96%       96%   98%
  Schaumburg, Illinois
Antioch Plaza                59%   59%   68%   68%       68%   68%
  Antioch, Illinois
Mundelein Plaza             100%   96%   97%  100%       95%   95%
  Mundelein, IL
Regency Point               100%  100%   97%   97%       97%   97%
  Lockport, IL
Prospect Heights             83%   83%   83%   83%       83%   92%
  Prospect Heights, IL
Montgomery-Sears             85%   85%   85%   95%       95%   95%*
  Montgomery, IL
Zany Brainy                 100%  100%  100%  100%      100%  100%
  Wheaton, IL
Salem Square                 97%   97%   97%   97%       97%   97%
  Countryside, IL
Hawthorn Village             97%   98%   99%   99%      100%  100%
  Vernon Hills, IL

                                    1997                        1998
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----

Six Corners                  94%   94%   94%   90%       93%   90%
  Chicago, IL
Spring Hill Fashion Ctr.     96%   96%   96%  100%       98%  100%
  West Dundee, IL
Crestwood Plaza             100%  100%  100%  100%      100%  100%
  Crestwood, IL
Park St. Claire             100%  100%  100%  100%      100%  100%
  Schaumburg, IL
Lansing Square               90%   90%   90%   90%       90%   90%
  Lansing, IL
Summit of Park Ridge         82%   81%   84%   83%       83%   87%
  Park Ridge, IL
Grand and Hunt Club         100%  100%  100%  100%      100%  100%
  Gurnee, IL
Quarry Outlot               100%  100%  100%  100%      100%  100%
  Hodgkins, IL
Maple Park Place             99%   97%   98%   98%       98%   98%
  Bolingbrook, IL
Aurora Commons               99%  100%  100%   98%       98%   98%
  Aurora, IL
Lincoln Park Place          100%  100%  100%   60%       60%   60%*
  Chicago, IL
Ameritech                   N/A   100%  100%  100%      100%  100%
  Joliet, IL
Dominicks-Schaumburg        N/A   100%  100%  100%      100%  100%
  Schaumburg, IL
Dominicks-Highland Park     N/A   100%  100%  100%      100%  100%
  Highland Park, IL
Niles Shopping Center       N/A   100%   87%   60%       60%  100%
  Niles, IL
Mallard Crossing            N/A    95%   95%   95%       95%   95%*
  Elk Grove Village, IL
Cobblers Crossing           N/A    91%   89%   89%       89%   89%*
  Elgin, IL
Calumet Square              N/A   100%  100%  100%      100%  100%
  Calumet City, IL
Sequoia Shopping Center     N/A    96%   97%   93%       93%   96%*
  Milwaukee, WI
Riversquare Shopping Ctr.   N/A   100%  100%   95%       95%  100%
  Naperville, IL
Rivertree Court             N/A   N/A    97%   99%       99%   99%*
  Vernon Hills, IL
Shorecrest Plaza            N/A   N/A    96%   96%       96%   96%*
  Racine, WI
Dominicks-Glendale Heights  N/A   N/A   100%  100%      100%  100%
  Glendale Heights, IL
Party City Store            N/A   N/A   N/A   100%      100%  100%
  Oak Brook Terrace, IL
Eagle Country Market        N/A   N/A   N/A   100%      100%  100%
  Roselle, IL

                                    1997                        1998
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----

Dominicks-Countryside       N/A   N/A   N/A   100%      100%  100%
  Countryside, IL
Terramere Plaza             N/A   N/A   N/A    80%       80%   86%
  Arlington Heights, IL
Wilson Plaza                N/A   N/A   N/A   100%      100%  100%
  Batavia, IL
Iroquois Center             N/A   N/A   N/A    81%       81%   81%
  Naperville, IL
Fashion Square              N/A   N/A   N/A    88%       80%   87%
  Skokie, IL
Naper West                  N/A   N/A   N/A    86%       88%   88%*
  Naperville, IL
Dominicks-West Chicago      N/A   N/A   N/A   N/A       100%  100%
  West Chicago, IL
Shops at Coopers Grove      N/A   N/A   N/A   N/A        96%  100%
  Country Club Hills, IL
Maple Plaza                 N/A   N/A   N/A   N/A       100%  100%
  Downers Grove, IL
Orland Park Retail          N/A   N/A   N/A   N/A        84%   84%*
  Orland Park, IL
Wisner/Milwaukee Plaza      N/A   N/A   N/A   N/A       100%  100%
  Chicago, IL
Homewood Plaza              N/A   N/A   N/A   N/A       100%  100%
  Homewood, IL
Elmhurst City Center        N/A   N/A   N/A   N/A        99%   99%*
  Elmhurst, IL
Shoppes of Mill Creek       N/A   N/A   N/A   N/A        97%   98%*
  Palos Park, IL
Oak Forest Commons          N/A   N/A   N/A   N/A        99%   95%*
  Oak Forest, IL
Prairie Square              N/A   N/A   N/A   N/A        94%   90%*
  Sun Prairie, WI
Downers Grove Plaza         N/A   N/A   N/A   N/A        84%  100%
  Downers Grove, IL
St. James Crossing          N/A   N/A   N/A   N/A        88%   91%*
  Westmont, IL
Woodfield Plaza             N/A   N/A   N/A   N/A        97%   94%*
  Schaumburg, IL
Lake Park Plaza             N/A   N/A   N/A   N/A        95%   93%*
  Michigan City, IN
Chestnut Court              N/A   N/A   N/A   N/A        85%   86%*
  Darien, IL
Western & Howard            N/A   N/A   N/A   N/A       N/A   100%
  Chicago, IL
High Point Center           N/A   N/A   N/A   N/A       N/A    97%*
  Madison, WI
Wauconda Shopping Center    N/A   N/A   N/A   N/A       N/A   100%
  Wauconda, IL
Berwyn Plaza                N/A   N/A   N/A   N/A       N/A   100%
  Berwyn, IL

                                    1997                        1998
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----

Woodland Heights            N/A   N/A   N/A   N/A       N/A    86%*
  Streamwood, IL
Schaumburg Shopping Center  N/A   N/A   N/A   N/A       N/A    93%*
  Schaumburg, IL
Bergen Plaza                N/A   N/A   N/A   N/A       N/A    99%*
  Oakdale, MN
Walgreens-Woodstock         N/A   N/A   N/A   N/A       N/A   100%
  Woodstock, IL


  * As part of the purchase of these properties the Company receives rent under master lease agreements on the vacant space, which results in 100% economic occupancy at June 30, 1998 for each of these centers, except Six Corners and Prairie Square where the master lease agreement results in economic occupancy of 94% and 97%, respectively.

    The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased.


On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.


Subsequent Events

In July 1998, the Company paid a distribution of $2,954,326 to the Stockholders.

On July 1, 1998, the Company purchased the Winnetka Commons Shopping Center from an unaffiliated third party for approximately $4,435,000. The property is located in New Hope, Minnesota and contains approximately 42,381 square feet of leasable space. Its anchor tenants are Walgreens and Big Wheel Auto Store.

On July 7, 1998, the Company purchased the Eastgate Shopping Center from an unaffiliated third party for approximately $7,732,000. The property is located in Lombard, Illinois and contains approximately 132,519 square feet of leasable space. Its anchor tenants are Ace Hardware and State of Illinois.

In July 1998, the Company obtained additional financing secured by the Downers Grove Marketplace property totaling $10,600,000 from an unaffiliated lender. Loan fees total approximately $80,000 in connection with this mortgage. The mortgage loan has a term of seven years and prior to maturity date, requires payment of interest only, at 6.82%.

On July 16, 1998, the Company disbursed an additional $335,681 in connection with the construction loan secured by the Staples Office Supply store to be built in Freeport, Illinois.

On August 6, 1998, the Company acquired title to approximately 27 acres of land located at the northeast intersection of North Avenue and Kirk Road in St. Charles, Illinois, to be developed into a 204,000 square foot shopping center to be known as "Stuarts Crossing" from H.P. Kirk Partners, L.L.C., an unaffiliated third party. The initial purchase price of $14,176,627, was funded with cash and cash equivalents. Included in the purchase price paid by the Company is $8,824,883 which has been placed in a development escrow for the construction of a Jewel/Osco Food Store and adjacent stores. The Company will receive interest at the rate of 9.0% per annum, paid monthly, on the development escrow.

On August 11, 1998, the Company deposited $1,240,000 with Lehman Brothers Holding, Inc. to lock a 6.36% interest rate on $62,000,000 in new financing to be secured by twelve properties owned by the Company. These loans, which are expected to close on October 1, 1998, will require monthly interest only payments at a 6.36% interest rate for a period of ten years.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

         The following documents are filed as part of this document:

         27  Financial Data Schedule

    (b)  Report on Form 8-K dated April 9, 1998
         Item 2.  Acquisition or Disposition of Assets
         Item 5.  Other Events
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated May 28, 1998
         Item 2.  Acquisition or Disposition of Assets
         Item 7.  Financial Statements and Exhibits

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND REAL ESTATE CORPORATION

                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chief Executive Officer
                            Date: August 12, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Chief Financial and Accounting Officer
                            Date: August 12, 1998