Form 10-Q
period 1998-09-30
INLAND REAL ESTATE CORP
filed 1998-11-17
CIK 923284

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of November 13, 1998, there were 48,871,744 shares of common stock outstanding.

                         Part 1 - Financial Statements


Item 1.  Financial Statements


                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets

                   September 30, 1998 and December 31, 1997
                                  (unaudited)


                                    Assets
                                    ------

                                                        1998           1997
                                                        ----           ----
Investment properties (Notes 1, 4 and 5):
  Land............................................ $137,749,833     75,801,319
  Land under development..........................    5,351,744           -
  Building and improvements.......................  344,531,547    200,509,519
                                                   -------------  -------------
                                                    487,633,124    276,310,838
  Less accumulated depreciation...................   13,753,107      5,665,483
                                                   -------------  -------------
  Net investment properties.......................  473,880,017    270,645,355

Cash and cash equivalents including amounts
  held by property manager (Note 1)...............  106,277,855     51,145,587
Restricted cash (Note 1)..........................   13,303,842      2,073,799
Accounts and rents receivable (Note 5)............   10,935,833      4,926,643
Mortgage receivable (Note 6)......................    1,986,952           -
Deposits and other assets.........................    6,417,561      3,924,431
Deferred organization costs (net of accumulated
  amortization of $15,104 and $10,985 at September
  30, 1998 and December 31, 1997, respectively)
  (Note 1)........................................       12,358         16,477
Loan fees (net of accumulated amortization of
  $285,039 and $131,266 at September 30, 1998
  and December 31, 1997, respectively) (Note 1)...    1,474,972        857,839
                                                   -------------  -------------
    Total assets.................................. $614,289,390    333,590,131
                                                   =============  =============











                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                Balance Sheets
                                  (continued)

                   September 30, 1998 and December 31, 1997
                                  (unaudited)

                     Liabilities and Stockholders' Equity
                     ------------------------------------
                                                       1998          1997
Liabilities:                                           ----          ----
  Accounts payable................................ $    286,067        47,550
  Accrued offering costs to Affiliates............      406,765       544,288
  Accrued offering costs to non-affiliates........       10,670        36,574
  Accrued interest payable to Affiliates..........        4,579         4,641
  Accrued interest payable to non-affiliates......    1,025,788       560,821
  Accrued real estate taxes.......................   12,859,623     7,031,732
  Distributions payable (Note 8)..................    3,345,717     1,777,113
  Security deposits...............................    1,282,675       754,359
  Mortgages payable (Note 7)......................  178,106,593   106,589,710
  Unearned income.................................    1,263,271       495,535
  Other liabilities...............................    2,297,130       493,116
  Due to Affiliates (Note 2)......................      820,632       337,825
                                                   ------------- -------------
    Total liabilities.............................  201,709,510   118,673,264
                                                   ------------- -------------

Stockholders' Equity (Notes 1 and 2):
  Preferred stock, $.01 par value, 6,000,000 Shares
   authorized; none issued and outstanding at
   September 30, 1998 and December 31, 1997.......         -             -
  Common stock, $.01 par value, 100,000,000 Shares
    authorized; 46,792,305 and 24,973,340 issued
    and outstanding at September 30, 1998 and
    December 31, 1997, respectively...............      467,923       249,733
  Additional paid-in capital (net of offering
    costs of $50,870,302 and 28,341,719 at
    September 30, 1998 and December 31, 1997,
    respectively, of which $45,071,495 and
    $24,172,634 was paid to Affiliates,
    respectively).................................  426,379,560   220,640,345
  Accumulated distributions in excess of
    net income....................................  (14,267,603)   (5,973,211)
                                                   ------------- -------------
    Total stockholders' equity....................  412,579,880   214,916,867
                                                   ------------- -------------
Commitments and contingencies
  (Notes 1, 3, 5, 7 and 8)........................

Total liabilities and stockholders' equity........ $614,289,390   333,590,131
                                                   ============= =============



                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Statements of Operations

        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)

                                       Three months           Nine months
                                          ended                  ended
                                       September 30,         September 30,
                                       -------------         -------------
                                      1998        1997       1998       1997
Income:                               ----        ----       ----       ----
  Rental income (Notes 1 and 5)... $13,532,908  6,204,790 34,964,084 14,176,240
  Additional rental income........   4,582,313  1,159,442 11,767,354  4,569,303
  Interest income.................   1,435,950    358,797  3,270,815    833,600
  Other income....................      53,118     15,286    115,432     76,506
                                   ----------- ---------- ---------- ----------
                                    19,604,289  7,738,315 50,117,685 19,655,649
Expenses:                          ----------- ---------- ---------- ----------
  Professional services to
    Affiliates....................      20,180       -        63,203     19,470
  Professional services to
    non-affiliates................      26,585      8,228    142,283     72,153
  General and administrative
    expenses to Affiliates........     125,799     26,284    273,225     64,339
  General and administrative
    expenses to non-affiliates....      18,770     14,510     78,978     77,198
  Advisor asset management fee....     272,439    417,159  1,252,815    940,159
  Property operating expenses
    to Affiliates.................     755,741    349,929  1,904,860    766,259
  Property operating expenses
    to non-affiliates.............   4,789,547  1,341,468 13,118,138  5,384,314
  Mortgage interest to Affiliates. 13,758 14,000 41,460 72,513 Mortgage interest to
    non-affiliates................   3,225,342  1,666,344  8,529,387  3,724,060
  Depreciation....................   3,068,690  1,368,159  8,087,624  3,007,678
  Amortization....................      60,344     32,144    157,892     92,403
  Acquisition cost expenses to
    Affiliates....................      80,593     45,063    167,343     80,841
  Acquisition cost expenses to
    non-affiliates................      22,635      7,230     44,786     24,301
                                   ----------- ---------- ---------- ----------
                                    12,480,423  5,290,518 33,861,994 14,325,688
                                   ----------- ---------- ---------- ----------
    Net income.................... $ 7,123,866  2,447,797 16,255,691  5,329,961
                                   =========== ========== ========== ==========
Net income per weighted average
  common stock shares outstanding
  basic and diluted (44,370,036 and
  16,779,827 for the three months
  ended September 30, 1998 and 1997,
  respectively and 36,811,187 and
  12,854,708 for the nine months
  ended September 30, 1998 and
  1997, respectively)............. $       .16        .15        .44        .41
                                   =========== ========== ========== ==========

                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                       Statement of Stockholders' Equity

                   September 30, 1998 and December 31, 1997
                                  (unaudited)

                                                      Accumulated
                                         Additional   Distributions
                               Common      Paid-in    in excess of
                                Stock     Capital      net income     Total
                             ---------- ------------- ------------ -----------

Balance December 31, 1997... $ 249,733   220,640,345   (5,973,211) 214,916,867

Net income..................      -            -       16,255,691   16,255,691

Distributions declared
  ($.67 for the nine months
  ended September 30, 1998
  per weighted average common
  stock shares outstanding).      -            -      (24,550,083) (24,550,083)

Proceeds from Offering (net
  of Offering costs of
  $22,528,583)..............   218,263   206,040,685         -     206,258,948

Repurchases of Shares.......      (333)     (301,210)        -        (301,543)
                             ---------- ------------- ------------ ------------
Balance September 30, 1998.. $ 467,663   426,379,820  (14,267,603) 412,579,880
                             ========== ============= ============ ============























                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Statements of Cash Flows

             For the nine months ended September 30, 1998 and 1997
                                  (unaudited)
                                                        1998         1997
Cash flows from operating activities:                   ----         ----
  Net income...................................... $ 16,255,691     5,329,961
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation..................................    8,087,624     3,007,678
    Amortization..................................      157,892        92,403
    Rental income under master lease agreements...    1,566,547       296,688
    Straight line rental income...................   (1,435,055)     (441,104)
    Changes in assets and liabilities:
      Accounts and rents receivable...............   (4,574,135)   (2,034,798)
      Other assets................................   (4,411,660)       64,884
      Accrued interest payable....................      464,905       463,351
      Accrued real estate taxes...................    5,827,891     1,507,144
      Accounts payable............................      238,517      (177,708)
      Unearned income.............................      767,736       695,066
      Other liabilities...........................    1,804,014       194,286
      Due to Affiliates...........................      482,807       488,911
      Security deposits...........................      528,316       322,346
                                                   ------------- -------------
Net cash provided by operating activities.........   25,761,090     9,809,108
                                                   ------------- -------------
Cash flows from investing activities:
  Restricted cash.................................  (11,230,043)   (1,114,595)
  Additions to investment properties..............   (1,805,430)     (731,018)
  Purchase of investment properties............... (197,659,220)  (99,031,269)
  Mortgage receivable.............................   (1,986,952)         -
  Deposits on investment properties...............    1,918,530    (3,018,530)
                                                   ------------- -------------
Net cash used in investing activities............. (210,763,115) (103,895,412)
                                                   ------------- -------------
Cash flows from financing activities:
  Proceeds from offering..........................  228,787,531   110,332,398
  Repurchases of shares...........................     (301,543)     (239,735)
  Payments of offering costs......................  (22,692,010)  (11,117,570)
  Loan proceeds...................................   58,902,000    32,848,380
  Loan fees.......................................     (770,906)     (531,537)
  Distributions paid..............................  (22,981,479)   (7,518,259)
  Repayment of notes from Affiliates..............         -       (8,000,000)
  Principal payments of debt......................     (809,300)     (175,663)
                                                   ------------- -------------
Net cash provided by financing activities.........  240,134,293   115,598,014
                                                   ------------- -------------
Net increase in cash and cash equivalents.........   55,132,268    21,511,710

Cash and cash equivalents at beginning of period..   51,145,587     8,491,735
                                                   ------------- -------------
Cash and cash equivalents at end of period........ $106,277,855    30,003,445
                                                   ============= =============

                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Statements of Cash Flows
                                  (continued)

             For the nine months ended September 30, 1998 and 1997
                                  (unaudited)


Supplemental schedule of noncash investing and financing activities:

                                                     1998           1997
                                                     ----           ----
Purchase of investment property................. $(211,083,403)  (132,295,154)
Assumption of debt..............................    13,424,183     25,263,885
Note payable....................................          -         8,000,000
                                                 -------------  -------------
                                                 $(197,659,220)   (99,031,269)
                                                 ============== ==============


Distributions payable........................... $   3,345,717      1,315,932
                                                 ============== ==============


Cash paid for interest.......................... $   8,105,942      3,333,222
                                                 ============== ==============




























                See accompanying notes to financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements

                              September 30, 1998
                                  (unaudited)

The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the Company's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Company's 1997 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this quarterly report.

(1) Organization and Basis of Accounting

Inland Real Estate Corporation (the "Company") was formed on May 12, 1994. The Company may acquire existing Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. The Company is also permitted to construct or develop properties, or render services in connection with such development or construction, subject to the Company's compliance with the rules governing real estate investment trusts under the Internal Revenue Code of 1986, ("Code"), as amended. Inland Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, is the advisor to the Company.

On October 14, 1994, the Company commenced an initial public offering, on a best efforts basis, ("Initial Offering") of 5,000,000 shares of common stock ("Shares") at $10 per Share. As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the Initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Second Offering"). As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares, thereby completing the Second Offering. On July 14, 1997, the Company commenced an offering of an additional 20,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Third Offering"). As of March 19, 1998, the Company had received subscriptions for a total of 20,000,000 Shares, thereby completing the Third Offering. On April 7, 1998, the Company commenced an offering of an additional 27,000,000 Shares at $11.00 per Share, on a best efforts basis, (the "Fourth Offering"). As of September 30, 1998, the Company had received subscriptions for a total of 10,054,469 Shares in the Fourth Offering. In addition, as of September 30, 1998, the Company has distributed 1,737,836 Shares through the Company's Distribution Reinvestment Program ("DRP"). As of September 30, 1998, the Company has repurchased a total of 86,119 Shares through the Share Repurchase Program. As a result, as of September 30, 1998, Gross Offering Proceeds total $477,717,785 net of Shares repurchased through the Share Repurchase Program.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)

On September 28, 1998, the Board of Directors authorized the Company to engage Everen Securities, Inc. to advise the Company on strategic alternatives designed to increase the value of an investment. These alternative include, but are not limited to, evaluating whether: (1) the Company should become internally advised and managed by acquiring the Advisor and the Property Manager; (2) the Company should list our common stock on an exchange or other trading system; and (3) the Company should seek to merge with a third party that is already listed on an exchange or other trading system.

The Company qualified as a real estate investment trust ("REIT") under the Code for federal income tax purposes commencing with the tax year ending December 31, 1995. Since the Company qualified for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates fair value.

Restricted cash at September 30, 1998 includes $719,322 held in escrow for the principal payments on the Aurora Commons mortgage payable and $234,804 held in escrow by the mortgagee for the payment of real estate taxes at Aurora Commons and Shoppes at Mill Creek Shopping Center. Restricted cash at September 30, 1998 also includes amounts held as vacancy escrows on various other properties. The monthly amounts drawn for rent under the master lease escrows decrease the basis of the respective properties. Restricted cash at September 30, 1998 also includes $572,408 held in escrow for the second phase of construction at Oak Forest Commons and $95,985 held in escrow for possible vacancies upon completion of the second phase at Oak Forest Commons. Restricted cash at September 30, 1998 also includes $67,861 in escrows established by the Seller of Bergen Plaza as a guarantee to cover possible unpaid expenses, an obligation to complete a bike path for a new tenant and possible claims by tenants for reimbursement of snowplowing expenses. Restricted cash at September 30, 1998 also includes $500,000 deposited with the City of Oakdale as security for any shortfall of taxes due to the tax increment financing used to develop the property. This requirement expires in the year 2004.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)

On August 6, 1998, the Company acquired title to approximately 27 acres of land located at the northeast intersection of North Avenue and Kirk Road in St. Charles, Illinois, to be developed into a 204,640 square foot shopping center to be known as "Stuarts Crossing" from H.P. Kirk Partners, L.L.C., an unaffiliated third party. The initial purchase price of $14,176,627, was funded with cash and cash equivalents. Included in the purchase price paid by the Company is $8,824,883 which has been placed in a development escrow for infrastructure development and the construction of a Jewel/Osco Food Store and adjacent stores. This development escrow is included in restricted cash. The Company will receive interest at the rate of 9.0% per annum, paid monthly, on funds escrowed to date.

Deposits and other assets represent deposits made to third parties for financing in progress and potential acquisitions.

Statement of Financial Accounting Standards No. 121 requires the Company to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of properties. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of September 30, 1998, the Company does not believe any such impairments of its properties exists.

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

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable. The Company recognizes percentage rents as they are received.

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

                              September 30, 1998
                                  (unaudited)

In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.


(2) Transactions with Affiliates

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to each of the Offerings. Such expenses include postage, data processing and marketing and are reimbursed at cost. The collective costs to Affiliates incurred relating to the Offerings were $1,251,429 and $1,047,694 as of September 30, 1998 and December 31, 1997, respectively, of which $0 and $24,374 was unpaid as of September 30, 1998 and December 31, 1997, respectively. In addition, an Affiliate of the Advisor serves as Dealer Manager of each of the Offerings and is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance fee from the Company in connection with each of the Offerings. Such amounts incurred were $43,820,066 and $23,124,938 as of September 30, 1998 and December 31, 1997, respectively, of which $406,765 and $519,914 was unpaid as of September 30, 1998 and December 31, 1997, respectively. Approximately $37,323,000 and $19,581,000 of these commissions had been passed through from the Affiliate to unaffiliated soliciting broker/dealers as of September 30, 1998 and December 31, 1997, respectively.

As of September 30, 1998, the Company had incurred $50,897,764 of organization and offering costs to Affiliates and non-affiliates. Pursuant to the terms of the Offering, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the gross proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of September 30, 1998, organizational and offering expenses did not exceed the 5.5% or 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the Fourth Offering, however, any excess amounts will be reimbursed by the Advisor.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the administration of the Company. Such costs are included in professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed.

On October 14, 1994, the Advisor contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus Other Operating Expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return. For the nine months ended September 30, 1998, the Company has incurred $1,252,815 of such fees, of which $820,632 remains unpaid at September 30, 1998.

An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. The Company incurred and paid Property Management Fees of $1,904,860 and $766,259 for the nine months ended September 30, 1998 and 1997, respectively, all of which has been paid.


(3) Stock Option and Dealer Warrant Plan

The Company adopted an amended and restated Independent Director Stock Option Plan which granted each Independent Director an option to acquire 3,000 Shares as of the date they become a Director and an additional 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 1995 if the Independent Director is a member of the Board on such date. The options for the initial 3,000 Shares granted shall be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The succeeding options are exercisable on the second anniversary of the date of grant. As of September 30, 1998, options for 1,000 Shares have been exercised for $9.05 per Share.

In addition to  sales  commissions,  Soliciting  Dealers  may  also receive one
Soliciting Dealer Warrant for each 40 Shares sold by such Soliciting Dealer during the offerings, subject to state and federal securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one Share from the Company at a price stated in the Offering during the period commencing with the first date upon which the Soliciting Dealer Warrants are issued and ending upon the exercise period. Notwithstanding the foregoing no Soliciting Dealer Warrant will be exercisable until one year from the date of issuance. As of September 30, 1998, 1,016,414 warrants had been issued. As of September 30, 1998, none of these warrants were exercised.

                                                INLAND REAL ESTATE CORPORATION
                                                   (a Maryland corporation)

                                                 Notes to Financial Statements
                                                          (continued)

(4) Investment Properties                Initial Cost (A)                       Gross amount at which carried
                                     ---------------------------                        at end of period
                                                                     Net      -----------------------------------------
                                                     Buildings   Adjustments      Land        Buildings
                              Date                      and           to           and           and
                               Acq        Land     improvements   Basis (B)   improvements  improvements      Total
Single-user Retail           ------- ------------- ------------- ------------ ------------- ------------- -------------
------------------
  Walgreens/Decatur
    Decatur, IL.............  01/95  $     78,330     1,130,723        -           78,330     1,130,723     1,209,053

  Zany Brainy
    Wheaton, IL.............  07/96       838,000     1,626,033         664       838,000     1,626,697     2,464,697

  Ameritech
    Joliet, IL..............  05/97       170,000       883,293       2,544       170,000       885,837     1,055,837

  Dominicks-Schaumburg
    Schaumburg, IL..........  05/97     2,294,437     8,392,661       2,679     2,294,437     8,395,340    10,689,777

  Dominicks-Highland Park
    Highland Park, IL.......  06/97     3,200,000     9,597,963       2,200     3,200,000     9,600,163    12,800,163

  Dominicks-Glendale Heights
    Glendale Heights, IL....  09/97     1,265,000     6,942,997       9,194     1,265,000     6,952,191     8,217,191

  Party City
    Oakbrook Terrace, IL....  11/97       750,000     1,231,271        -          750,000     1,231,271     1,981,271

  Eagle Country Market
    Roselle, IL.............  11/97       966,667     1,940,898        -          966,667     1,940,898     2,907,565

  Dominicks-West Chicago
    West Chicago, IL........  01/98     1,980,130     4,325,331        -        1,980,130     4,325,331     6,305,461

  Walgreens-Woodstock
    Woodstock, IL...........  06/98       395,080       772,345        -          395,080       772,345     1,167,425

  Bakers Shoes
    Chicago, IL.............  09/98       645,284       329,741        -          645,284       329,741       975,025

Neighborhood Retail Centers
---------------------------
  Eagle Crest Shopping Center
    Naperville, IL..........  03/95     1,878,618     2,938,352     150,098     1,878,618     3,088,450     4,967,068

  Montgomery-Goodyear
    Montgomery, IL..........  09/95       315,000       834,659     (11,158)      315,000       823,501     1,138,501

  Hartford/Naperville Plaza
    Naperville, IL..........  09/95       990,000     3,427,961      13,002       990,000     3,440,963     4,430,963

  Nantucket Square
    Schaumburg, IL..........  09/95     1,908,000     2,349,918     (69,881)    1,908,000     2,280,037     4,188,037


                                                          -13-


                                             INLAND REAL ESTATE CORPORATION
                                                (a Maryland corporation)

                                              Notes to Financial Statements
                                                       (continued)

(4) Investment Properties (continued)    Initial Cost (A)                       Gross amount at which carried
                                     ---------------------------                        at end of period
                                                                     Net      -----------------------------------------
                                                     Buildings   Adjustments      Land        Buildings
                              Date                      and           to           and           and
                               Acq        Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------- ------------- ------------ ------------- ------------- -------------
  Antioch Plaza
    Antioch, IL.............  12/95       268,000     1,360,445    (120,629)      268,000     1,239,816     1,507,816

  Mundelein Plaza
    Mundelein, IL...........  03/96     1,695,000     3,965,560     (53,429)    1,695,000     3,912,131     5,607,131

  Regency Point
    Lockport, IL............  04/96     1,000,000     4,720,800     (19,377)    1,000,000     4,701,423     5,701,423

  Prospect Heights
    Prospect Heights, IL....  06/96       494,300     1,683,755      32,061       494,300     1,715,816     2,210,116

  Montgomery-Sears
    Montgomery, IL..........  06/96       768,000     2,655,181     (77,754)      768,000     2,577,427     3,345,427

  Salem Square
    Countryside, IL.........  08/96     1,735,000     4,449,217     (16,960)    1,735,000     4,432,257     6,167,257

  Hawthorn Village
    Vernon Hills, IL........  08/96     2,619,500     5,887,640      46,891     2,619,500     5,934,531     8,554,031

  Six Corners
    Chicago, IL.............  10/96     1,440,000     4,538,152       3,638     1,440,000     4,541,790     5,981,790

  Spring Hill Fashion Corner
    West Dundee, IL.........  11/96     1,794,000     7,415,396       3,955     1,794,000     7,419,351     9,213,351

  Crestwood Plaza
    Crestwood, IL...........  12/96       325,577     1,483,183       4,750       325,577     1,487,933     1,813,510

  Quarry Outlot
    Hodgkins, IL............  12/96       522,000     1,278,431       8,872       522,000     1,287,303     1,809,303

  Grand and Hunt Club
    Gurnee, IL..............  12/96       969,840     2,622,575     (52,811)      969,840     2,569,764     3,539,604

  Summit of Park Ridge
    Park Ridge, IL..........  12/96       672,000     2,497,950       5,886       672,000     2,503,836     3,175,836

  Park St. Claire
    Schaumburg, IL..........  12/96       319,578       986,920     226,674       319,578     1,213,594     1,553,172


                                                          -14-


                                             INLAND REAL ESTATE CORPORATION
                                                (a Maryland corporation)

                                              Notes to Financial Statements
                                                       (continued)

(4) Investment Properties (continued)    Initial Cost (A)                       Gross amount at which carried
                                     ---------------------------                        at end of period
                                                                     Net      -----------------------------------------
                                                     Buildings   Adjustments      Land        Buildings
                              Date                      and           to           and           and
                               Acq        Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------- ------------- ------------ ------------- ------------- -------------
  Aurora Commons
    Aurora, IL..............  01/97     3,220,000     8,318,861       3,901     3,220,000     8,322,762    11,542,762

  Lincoln Park Place
    Chicago, IL.............  01/97       819,000     1,299,902     (83,015)      819,000     1,216,887     2,035,887

  Niles Shopping Center
    Niles, IL...............  04/97       850,000     2,466,389     (26,637)      850,000     2,439,752     3,289,752

  Mallard Crossing
    Elk Grove Village, IL...  05/97     1,778,667     6,331,943     (51,910)    1,778,667     6,280,033     8,058,700

  Cobblers Crossing
    Elgin, IL...............  05/97     3,200,000     7,763,940    (148,918)    3,200,000     7,615,022    10,815,022

  Calumet Square
    Calumet City, IL........  06/97       527,000     1,540,046      63,664       527,000     1,603,710     2,130,710

  Sequoia Shopping Center
    Milwaukee, WI...........  06/97     1,216,914     1,806,734     (19,208)    1,216,914     1,787,526     3,004,440

  Riversquare Shopping Center
    Naperville, IL..........  06/97     2,853,226     3,129,130     103,872     2,853,226     3,233,002     6,086,228

  Shorecrest Plaza
    Racine, WI..............  07/97     1,150,000     4,775,119     (41,121)    1,150,000     4,733,998     5,883,998

  Dominicks-Countryside
    Countryside, IL.........  12/97     1,375,000       925,106        -        1,375,000       925,106     2,300,106

  Terramere Plaza
    Arlington Heights, IL...  12/97     1,435,000     2,981,314     177,899     1,435,000     3,159,213     4,594,213

  Wilson Plaza
    Batavia, IL.............  12/97       310,000       999,366        -          310,000       999,366     1,309,366

  Iroquois Center
    Naperville, IL..........  12/97     3,668,347     8,276,041      43,902     3,668,347     8,319,943    11,988,290


                                                          -15-




                                             INLAND REAL ESTATE CORPORATION
                                                (a Maryland corporation)

                                              Notes to Financial Statements
                                                       (continued)

(4) Investment Properties (continued)    Initial Cost (A)                       Gross amount at which carried
                                     ---------------------------                        at end of period
                                                                     Net      -----------------------------------------
                                                     Buildings   Adjustments      Land        Buildings
                              Date                      and           to           and           and
                               Acq        Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------- ------------- ------------ ------------- ------------- -------------

  Fashion Square
    Skokie, IL..............  12/97     2,393,534     6,901,769     109,153     2,393,534     7,010,922     9,404,456

  Shops at Coopers Grove
    Country Club Hills, IL..  01/98     1,400,897     4,413,565     (29,421)    1,400,897     4,384,144     5,785,041

  Maple Plaza
    Downers Grove, IL.......  01/98     1,364,202     1,821,820        -        1,364,202     1,821,820     3,186,022

  Orland Park Retail
    Orland Park, IL.........  02/98       460,867       795,940     (20,291)      460,867       775,649     1,236,515

  Wisner/Milwaukee Plaza
    Chicago, IL.............  02/98       528,576     1,383,292        -          528,576     1,383,292     1,911,868

  Homewood Plaza
    Homewood, IL............  02/98       534,599     1,398,042        -          534,599     1,398,042     1,932,641

  Elmhurst City Center
    Elmhurst, IL............  02/98     2,050,217     2,839,047    (361,214)    2,050,217     2,477,833     4,528,050

  Shoppes of Mill Creek
    Palos Park, IL..........  03/98     3,305,949     8,001,284      33,349     3,305,949     8,034,632    11,340,581

  Prairie Square
    Sun Prairie, WI.........  03/98       739,575     2,381,050     (15,902)      739,575     2,365,148     3,104,723

  Oak Forest Commons
    Oak Forest, IL..........  03/98     2,795,519     9,030,068      (5,628)    2,795,519     9,024,440    11,819,959

  Downers Grove Market
    Downers Grove, IL.......  03/98     6,224,467    11,464,821     (29,297)    6,224,467    11,435,524    17,659,991

  St. James Crossing
    Westmont, IL............  03/98     2,610,600     4,933,352     (37,062)    2,610,600     4,896,290     7,506,890

  High Point Center
    Madison, WI.............  04/98     1,449,560     8,808,272      (6,293)    1,449,560     8,801,979    10,251,540

  Western & Howard
    Chicago, IL.............  04/98       439,990     1,521,960        -          439,990     1,521,960     1,961,950

  Wauconda Shopping Center
    Wauconda, IL............  05/98       454,500     2,065,324        -          454,500     2,065,324     2,519,824


                                                          -16-

                                             INLAND REAL ESTATE CORPORATION
                                                (a Maryland corporation)

                                              Notes to Financial Statements
                                                       (continued)

(4) Investment Properties (continued)    Initial Cost (A)                       Gross amount at which carried
                                     ---------------------------                        at end of period
                                                                     Net      -----------------------------------------
                                                     Buildings   Adjustments      Land        Buildings
                              Date                      and           to           and           and
                               Acq        Land     improvements   Basis (B)   improvements  improvements      Total
                             ------- ------------- ------------- ------------ ------------- ------------- -------------
  Berwyn Plaza
    Berwyn, IL..............  05/98       769,073     1,072,777        -          769,073     1,072,777     1,841,850

  Woodland Heights
    Streamwood, IL..........  06/98     2,976,000     6,878,840     (55,766)    2,976,000     6,823,074     9,799,074

  Schaumburg Shopping Center
    Schaumburg, IL..........  06/98     2,445,555     4,560,943     (17,775)    2,445,555     4,543,168     6,988,723

  Winnetka Shopping Center
    New Hope, MN..........    07/98     1,596,600     2,847,865        -        1,596,600     2,847,865     4,444,465

  Eastgate Shopping Center
    Lombard, IL.............  07/98     4,252,440     2,561,359     (23,478)    4,252,440     2,537,881     6,790,321

  Orland Greens Shopping Center
    Orland Park, IL.........  09/98     1,246,440     3,868,264        -        1,246,440     3,868,264     5,114,704

Community Centers
-----------------
  Lansing Square
    Lansing, IL.............  12/96     4,075,000    12,179,383      28,587     4,075,000    12,207,970    16,282,970

  Maple Park Place
    Bolingbrook, IL.........  01/97     3,665,909    11,669,428      10,603     3,665,909    11,680,031    15,345,940

  Rivertree Court
    Vernon Hills, IL........  07/97     8,651,875    22,910,165     (14,120)    8,651,875    22,896,045    31,547,920

  Naper West
    Naperville, IL..........  12/97     5,335,000     9,608,534    (184,961)    5,335,000     9,423,573    14,758,573

  Woodfield Plaza
    Schaumburg, IL..........  01/98     4,612,277    15,159,792     (82,168)    4,612,277    15,077,624    19,689,901

  Lake Park Plaza
    Michigan City, IN.......  02/98     3,252,861     9,208,072     782,115     3,252,861     9,990,188    13,243,049

  Chestnut Court
    Darien, IL..............  03/98     5,719,982    10,481,184      54,365     5,719,982    10,535,549    16,255,531

  Bergen Plaza
    Oakdale, MN.............  04/98     5,346,781    11,693,055      34,410     5,346,781    11,727,465    17,074,246

  Fairview Heights Plaza
    Fairview Heights, IL....  08/98     2,350,493     8,906,294        -        2,350,493     8,906,294    11,256,787

  Stuarts Crossing
    St. Charles, IL (C).....  08/98     5,351,744          -           -        5,351,744          -        5,351,744
                                     ------------- ------------- -----------  ------------  ------------  ------------
  Total                              $143,101,577   344,248,803     282,744   143,101,577   344,531,547   487,633,124
                                     ============  ============= ===========  ============  ============  ============

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


(4) Investment Properties (continued)

(A) The initial cost to the Company, represents the original purchase price of the property, including amounts incurred subsequent to acquisition, which were contemplated at the time the property was acquired.

(B) Adjustments to basis includes additions to investment properties and payments received under master lease agreements. As part of several purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The cumulative amount of such payments was $2,547,602 and $981,055 as of September 30, 1998 and December 31, 1997, respectively.

(C) On August 6, 1998, the Company acquired title to approximately 27 acres of land located at the northeast intersection of North Avenue and Kirk Road in St. Charles, Illinois, to be developed into a 204,640 square foot shopping center to be known as "Stuarts Crossing" from H.P. Kirk Partners, L.L.C., an unaffiliated third party. This land is classified as land under development for financial statement purposes. (Note 1)


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

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include increases of $1,435,055 and $441,104 for the nine months ended September 30, 1998 and 1997, of rental income for the period of occupancy for which stepped rent increases apply and $2,221,671 and $786,616 in related accounts receivable as of September 30, 1998 and December 31, 1997, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)

(6) Mortgage Receivable

On April 22, 1998, the Company entered into a construction loan agreement with an unaffiliated third party, the borrower, for an entire loan amount of $2,562,519. Disbursements are to be made periodically as work progresses in connection with the construction of a Staples Office Supply store to be built in Freeport, Illinois. The construction loan had an original maturity date of October 15, 1998 which was extended to March 5, 1999. Prior to maturity, the loan requires the borrower to make payments of interest only, on amounts disbursed at a rate of 9.5%. Contingent upon certain criteria stated in the contract, the Company has agreed to purchase this property upon completion, which should occur prior to year end 1998.



(7) Mortgages Payable

Mortgages payable consist of the following at September 30, 1998 and December 31, 1997:

                        Current              Current        Balance at
Property as             Interest   Maturity  Monthly    Sept. 30,    Dec. 31,
Collateral               Rate       Date    Payment(a)    1998         1997
-----------            ---------- --------- ---------- ----------- -----------
Mortgage payable to Affiliate:
  Walgreens               7.655%   05/2004  $  5,689   $   717,794     727,472

Mortgages payable to non-affiliates:
  Regency Point           7.453%   08/2000     (b)       4,328,866   4,373,461
  Eagle Crest             7.850%   10/2003    15,162     2,350,000   2,350,000
  Nantucket Square        7.850%   10/2003    14,195     2,200,000   2,200,000
  Antioch Plaza           7.850%   10/2003     5,646       875,000     875,000
  Mundelein Plaza         7.850%   10/2003    18,130     2,810,000   2,810,000
  Montgomery-Goodyear     7.850%   10/2003     4,065       630,000     630,000
  Montgomery-Sears        7.850%   08/2003    10,614     1,645,000   1,645,000
  Hartford/Naperville     7.850%   08/2003    14,904     2,310,000   2,310,000
  Zany Brainy             7.590%   01/2004     7,767     1,245,000   1,245,000
  Prospect Heights
    Plaza                 7.590%   01/2004     6,831     1,095,000   1,095,000

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)

                        Current              Current        Balance at
Property as             Interest   Maturity  Monthly    Sept. 30,     Dec. 31,
Collateral               Rate       Date    Payment(a)    1998          1997
-----------            ---------- --------- ---------- -----------  -----------

  Hawthorn Village
    Commons               7.590%   01/2004    26,700      4,280,000   4,280,000
  Six Corners Plaza       7.590%   01/2004    19,339      3,100,000   3,100,000
  Salem Square
    Shopping Center       7.590%   01/2004    19,526      3,130,000   3,130,000
  Lansing Square          7.800%   01/2004    52,249      8,150,000   8,150,000
  Spring Hill Fashion
    Mall                  7.800%   01/2004    30,067      4,690,000   4,690,000
  Aurora Commons (c)      9.000%   10/2001    85,423      9,253,677   9,392,602
  Maple Park Place        7.650%   06/2004    48,101      7,650,000   7,650,000
  Dominicks-Schaumburg    7.490%   06/2004    32,909      5,345,500   5,345,500
  Summit Park Ridge       7.490%   06/2004     9,850      1,600,000   1,600,000
  Lincoln Park Place      7.490%   06/2004     6,464      1,050,000   1,050,000
  Crestwood Plaza         7.650%   06/2004     5,686        904,380     904,380
  Park St. Claire         7.650%   06/2004     4,794        762,500     762,500
  Quarry                  7.650%   06/2004     5,659        900,000     900,000
  Grand/Hunt Club         7.490%   06/2004    11,056      1,796,000   1,796,000
  Rivertree Court (d)    10.030%   11/1998   131,226     15,700,000  15,700,000
  Niles Shopping Center   7.230%   01/2005     9,612      1,617,500   1,617,500
  Ameritech               7.230%   01/2005     3,104        522,375     522,375
  Calumet Square          7.230%   01/2005     6,138      1,032,920   1,032,920
  Sequoia Shopping
    Center                7.230%   01/2005     8,943      1,505,000   1,505,000
  Dominicks Highland
    Park                  7.210%   12/2004    38,453      6,400,000   6,400,000
  Fashion Square (e)      4.375%   12/2014    19,740      6,200,000   6,800,000
  Mallard Crossing        7.280%   03/2005    24,233      4,050,000        -
  Prairie Square          7.000%   03/2005     8,918      1,550,000        -
  Orland Park Retail      7.000%   03/2005     3,596        625,000        -
  Maple Plaza             7.000%   03/2005     9,105      1,582,500        -
  Iroquois Center         7.000%   03/2005    34,233      5,950,000        -
  Dominicks-Countryside   6.990%   03/2003     6,607      1,150,000        -
  Wilson Plaza            7.000%   03/2005     3,740        650,000        -
  Eagle Country Market    7.000%   03/2005     8,342      1,450,000        -
  Terramere Plaza         7.000%   03/2005    12,672      2,202,500        -
  Shops at Coopers
    Grove                 7.000%   03/2005    16,685      2,900,000        -
  Party City              7.000%   03/2005     5,682        987,500        -
  Cobbler Crossing        7.000%   02/2005    31,946      5,476,500        -
  Dominicks-Glendale
    Heights               7.000%   01/2005    23,917      4,100,000        -
  Riversquare Shopping
    Center                7.150%   01/2005    18,173      3,050,000        -
  Shorecrest Plaza        7.100%   03/2003    17,620      2,978,000        -

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)

                        Current              Current        Balance at
Property as             Interest   Maturity  Monthly    Sept. 30,     Dec. 31,
Collateral               Rate       Date    Payment(a)    1998          1997
-----------            ---------- --------- ---------- -----------  -----------

   Shoppes of Mill
    Creek                 8.000%   09/1999    63,333      9,500,000        -
  Woodfield Plaza         6.650%   05/2005    53,200      9,600,000        -
  Schaumburg Plaza (f)    9.250%   12/2009    30,125      3,908,081        -
  Downers Grove Market    6.820%   08/2005    60,243     10,600,000        -
                                                       ------------ -----------
Mortgages Payable....................................  $178,106,593 106,589,710
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

(d) The Company received a credit for interest expense on the debt at closing, which is included in unearned income and amortized over the life of the loan. This credit, when netted with interest expense on the debt, results in an adjusted interest rate on the debt of approximately 8.7%.

(e) As part of the purchase of this property, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 offered by the Village of Skokie, Illinois. The interest rate floats and is reset weekly by a re-marketing agent. The current rate is 4.375%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the bond outstanding. In addition, there is a .125% re-marketing fee paid annually. On January 15, 1998,the Company made a $600,000 paydown on the principal outstanding.

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

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)

(8) Subsequent Events

In October 1998, the Company paid a distribution of $3,345,717 to the Stockholders.

On October 1, 1998, the Company purchased the Two Rivers Plaza from an unaffiliated third party for approximately $6,770,000. The property is located in Bolingbrook, Illinois and contains approximately 57,900 square feet of leasable space. Its anchor tenants are Marshall's, Toy Works, Inc. and Sizes Unlimited.

On  October  1,  1998,  the  Company  obtained  additional  financing  totaling
$54,600,000 from an unaffiliated lender. To secure the first mortgage financing, the Company formed a limited liability company known as "Inland Real Estate LB I LLC" (the "LLC") to act as the borrower. The assets of the LLC consist of Naperwest, Lake Park Plaza, Homewood Plaza, Wisner/Milwaukee, Elmhurst City Center, Oak Forest Commons, St. James Crossing, Chestnut Court, Bergen Plaza, Western & Howard, High Point Center and Wauconda Shopping Center properties. Loan fees total $636,000 in connection with this loan. The mortgage loan has a term of ten years and prior to maturity date, requires monthly payments of interest only at the annual rate of 6.36%.

On October 8, 1998, the Company purchased the Woodfield Commons East and West Shopping Center from an unaffiliated third party for approximately $27,000,000. The property is located in Schaumburg, Illinois and contains approximately 207,106 square feet of leasable space. Its anchor tenants are Comp USA, Toys R Us, Inc. and Tower Records.

On October 14,  1998,  the  Company  purchased  the Edinburgh Festival Shopping
Center from an unaffiliated third party for approximately $9,250,000. The property is located in Brooklyn Park, Minnesota and contains approximately 91,613 square feet of leasable space. As part of the purchase of this property, the Company agreed to assume the existing mortgage with Woodmen of the World for $6,077,134. The mortgage loan will have a term of ten years and, prior to maturity date, will require payments of interest only, fixed at 6.75%. The Company will pay fees of approximately $48,000 in connection with the loan assumption.

On October 30, 1998, the Company consummated a joint venture transaction with B.I.J. Limited Partnership, an Illinois limited partnership ("BIJ"). To effect the transaction, the Company formed a limited liability company known as "Inland Joliet Commons L.L.C." (the "LLC") to own and operate Joliet Commons Shopping Center ("Joliet Commons Shopping Center") located at U.S. 30 and Willow Road in Joliet, Illinois. Pursuant to the LLC Operating Agreement (the "Agreement"), the Company contributed approximately $52,000 in cash to obtain a one percent (1%) equity interest in the LLC, which will be accounted for under the equity method. BIJ contributed Joliet Commons Shopping Center to the LLC, which was valued at approximately $5,100,000, ($19,800,000 less indebtedness of

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


$14,700,000) to obtain a ninety-nine percent (99%) equity interest in the LLC. In accordance with the Agreement, BIJ may transfer its equity interest in the LLC to certain persons as provided for in the Agreement. Each holder of an equity interest in the LLC has the option to convert its equity interest into shares of the Company's common stock (an "Exchange"). No holder of an equity interest in the LLC, however, may Exchange its equity interest for a period of one year from the effective date of the Agreement.

On October 23, 1998, the Company disbursed an additional $203,538 in connection with the construction loan secured by the Staples Office Supply store to be built in Freeport, Illinois.

On November 5, 1998, the Company obtained additional financing totaling $25,000,000 from an unaffiliated lender. To secure the first mortgage financing, the Company formed a limited liability company known as "Inland Real Estate Column I LLC" (the "LLC") to act as the borrower. The assets of the LLC consist of Rivertree Court, Winnetka Commons, Woodland Heights, Berwyn Plaza and the Woodstock Walgreens properties. Loan fees total $37,125 in connection with this loan. The mortgage loan has a term of ten years and prior to maturity date, requires monthly payments of interest only at the annual rate of 7.0%.

On November 12, 1998, the Company purchased Springboro Plaza from an unaffiliated third party for approximately $9,295,000. The property is located in Springboro, Ohio and contains approximately 154,000 square feet of leasable space. Its anchor tenants are Kroger and Kmart.

On November 12, 1998, the Company purchased Riverplace Center from an unaffiliated third party for approximately $6,065,000. The property is located in Noblesville, Indiana and contains approximately 74,414 square feet of leasable space. Its anchor tenants are Kroger and Fashion Bug.

On November 16, 1998, the Company purchased Elmwood Park Shopping Center from an unaffiliated third party for approximately $2,753,000. The property is located in Elmwood Park, Illinois and contains approximately 24,204 square feet of leasable space. Its sole tenant is Total Beverage.

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


Liquidity and Capital Resources

On April 7, 1998, the Company commenced an offering of an additional 27,000,000 Shares at $11.00 per Share, on a best efforts basis, ("the Fourth Offering"). As of September 30, 1998, the Company had received subscriptions for a total of 10,054,469 Shares from the Fourth Offering. In addition, as of September 30, 1998, the Company has distributed 1,737,836 Shares through the Company's Distribution Reinvestment Program. As of September 30, 1998, the Company has repurchased 86,119 Shares through the Company's Share Repurchase Program. As a result, as of September 30, 1998, Gross Offering Proceeds total $477,717,785 net of Shares repurchased through the Share Repurchase Program.

On September 28, 1998, the Board of Directors authorized the Company to engage Everen Securities, Inc. to advise the Company on strategic alternatives designed to increase the value of an investment. These alternative include, but are not limited to, evaluating whether: (1) the Company should become internally advised and managed by acquiring the Advisor and the Property Manager; (2) the Company should list our common stock on an exchange or other trading system; and (3) the Company should seek to merge with a third party that is already listed on an exchange or other trading system.

In order to maximize the Company's flexibility in evaluating strategic alternatives, the Board of Directors has decided to terminate the Offering on or prior to December 31, 1998. After the termination of the Offering, the source of future cash for investing in properties will be from financing obtained on currently unencumbered properties.

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents at September 30, 1998 and December 31, 1997 were $106,277,855 and $51,145,587 respectively. The increase in cash and cash equivalents since December 31, 1997 resulted primarily from the sale of shares and loan proceeds from financing secured by the Company's properties. Partially offsetting the increase in cash and cash equivalents was the use of cash resources to purchase additional properties since December 31, 1997 and the payment of offering costs associated with sale of Shares. The Company intends to use cash and cash equivalents to purchase additional properties, to pay distributions and to pay Offering Costs.

As of September 30, 1998, the Company had acquired seventy-two properties. The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. Beginning June 1, 1998, the Company increased the monthly distribution paid to Stockholders of $.88 per annum on weighted average shares. Distributions declared for the nine months ended September 30, 1998 were $24,550,083, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end.

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

Cash Flows From Operating Activities

Net cash provided by operating activities increased from $9,809,108 for the nine months ended September 30, 1997 to $25,761,090 for the nine months ended September 30, 1998. This increase is due primarily to the purchase of additional properties in 1998 and a full nine months of operations on properties acquired during the nine months ended September 30, 1997. As of September 30, 1998, the Company had acquired seventy-two properties, as compared to thirty-six properties as of September 30, 1997.

Cash Flows From Investing Activities

Cash flows used in investing activities were utilized primarily for the purchase of and additions to properties.

Cash Flows From Financing Activities

For  the  nine  months  ended   September   30,  1998,  the  Company  generated
$240,134,293 of cash flows from financing activities as compared to $115,598,014 of cash flows generated from financing activities for the nine months ended September 30, 1997. This increase is due primarily to the increase in proceeds raised of $228,485,988 from the sale of Shares, net of Shares repurchased, for the nine months ended September 30, 1998, as compared to $110,092,663 raised from the sale of Shares, net of Shares repurchased, for the nine months ended September 30, 1997. This increase is also due to the Company obtaining $58,902,000 in financing secured by seventeen of the Company's properties for the nine months ended September 30, 1998, as compared to $32,848,380 in financing secured by ten of the Company's properties for the nine months ended September 30, 1997. This increase is partially offset by an increase in the cash used to pay costs associated with selling Shares for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. For the nine months ended September 30, 1998, the Company paid offering costs totaling $22,692,010, as compared to $11,117,570 of offering costs paid for the nine months ended September 30, 1997. The increase is also partially offset by an increase in the amount of distributions paid for the nine months ended September 30, 1998 of $22,981,479 as compared to the distributions paid for the nine months ended September 30, 1997 of $7,518,259.

The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the Gross Offering Proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including such selling expenses) which together exceed 15% of the Gross Offering Proceeds. As of September 30, 1998, organizational and offering costs totaling 50,897,764 did not exceed these limitations.


Results of Operations

At September 30, 1998, the Company owned fifty-two Neighborhood Retail Centers, nine Community Centers and eleven single-user retail properties.

Total income for the nine months ended September 30, 1998 and 1997 was $50,117,685 and $19,655,649 respectively. This increase was due to the purchase of additional properties in 1998 and a full nine months of operations on properties acquired during the nine months ended September 30, 1997. As of September 30, 1998, the Company had acquired seventy-two properties, as compared to thirty-six properties as of September 30, 1997. The purchase of additional properties also resulted in increases in property operating expenses including depreciation expense.

The decrease in mortgage interest to Affiliates for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is due to the payoff of the acquisition financing totaling $8,000,000. The Company continues to have a mortgage collateralized by the Walgreens, Decatur property payable to an Affiliate.

The increase in mortgage interest to non-affiliates for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, is due the Company obtaining additional financing secured by previously acquired centers as well as mortgages assumed as part of the purchases of Aurora Commons, Rivertree Court, Fashion Square, Shoppes at Mill Creek and Schaumburg Plaza. The mortgages payable totaled $178,106,593 as of September 30, 1998 as compared to $88,774,835 as of September 30, 1997.

Interest income is the result of cash and cash equivalents being invested in short-term investments until a property is purchased.

The increases in professional services to Affiliates and non-affiliates and general and administrative expenses to Affiliates for the three and nine months ended September 30, 1998, as compared to the three and nine months ended
September 30, 1997, is due to the management of an increased number of real estate assets and an increased number of stockholders.

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. The Company paid an Advisor Asset Management Fee of .40% and .75% for the nine months ended September 30, 1998 and 1997, respectively.

The increase in acquisition cost expenses is due to the increased number of properties considered for acquisition by the Company and not purchased.

Year 2000 Issues

General

Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Company relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Company has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

State of Readiness

The Company has identified the following three areas for "Year-2000" compliance efforts:

Business Computer Systems: The majority of the Company's information technology systems were developed internally and include accounting, lease management, investment portfolio tracking, and tax return preparation. The Company has rights to the source code for these applications and employs programmers who are knowledgeable regarding these systems. The process of testing these internal systems to determine year 2000 compliance is nearly complete. The Company does not anticipate any material costs relating to its business computer systems regarding year 2000 compliance since the Company's critical hardware and software systems use four digits to represent the applicable year. The Company does use various computers, so-called "PC's", that may run software that may not use four digits to represent the applicable year. The Company is in the process of testing the PC hardware and software to determine year 2000 compliance, but it must be noted that such PC's are incidental to the Company's critical
systems.   The  Company  is  considering  independent  testing  of  its critical systems.

Tenants and Suppliers: The Company is in the process of surveying tenants, suppliers and other parties with whom the Company does a significant amount of business to identify the Company's potential exposure in the event such parties are not year 2000 compliant in a timely manner. Since this area involves some parties over which the Company has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Company is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Company's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Company is not aware of any material impact on its business, operations or financial condition due to year 2000 non-compliance by any of the Company's tenants or suppliers.

Non-Information Technology Systems: In the operation of its properties, the Company has acquired equipment with embedded technology such as microcontrollers, which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Company is in the process of evaluating its potential exposure and costs if such non-information technology systems are not year 2000 compliant and expects to be able to complete its assessment during the second quarter of 1999.

Year 2000 Costs

The Company's Advisor and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $50,000. However, only approximately 3% of these costs will be directly allocated to and paid by the Company. The balance of the year 2000 compliance costs, approximately 97%, will be paid by the Advisor and its Affiliates. Total year 2000 compliance costs incurred through September 30, 1998 are estimated at approximately $5,000.

Year 2000 Risks

The most reasonable likely worst case scenario for the Company with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports. The most reasonable likely worst case scenario for the Company with respect to the year 2000 non-compliance of its tenants is failure to receive rental income which could result in the Company being unable to meet cash requirements for monthly expenses and distributions. The most reasonable likely worst case scenario for the Company with respect to the year 2000 non-compliance of its suppliers is the failure to supply necessary utilities; including, but not limited to heating, as a result of a malfunctioning of non-information technology systems in some of the Company's properties.

Contingency Plan

The Company is in the process of formulating a contingency plan which will be developed by July of 1999.

Funds from Operations

One of the Company's objectives is to provide cash distributions to its Stockholders from cash generated by the Company's operations. Cash generated from operations is not equivalent to the Company's net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income computed in accordance with GAAP, less extraordinary, unusual and non-recurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of the Company's performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions. FFO and funds available for distribution are calculated as follows:

                                                   September 30, September 30,
                                                       1998          1997
                                                       ----          ----
     Net income................................... $16,255,691     5,329,961
     Depreciation.................................   8,087,624     3,007,678
                                                   ------------- ------------
       Funds from operations(1)...................  24,343,315     8,337,639

     Normal amortizing principal payments of debt.     (54,273)      (48,652)
     Deferred rent receivable (2).................  (1,435,055)     (441,104)
     Acquisition cost expenses (3)................     212,129       105,142
     Rental income received under
      master lease agreements (4).................   1,566,547       296,688
                                                   ------------- ------------
     Funds available for distribution............. $24,632,663     8,249,713
                                                   ============  ============


  (1) FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

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


                                    1997                       1998
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Walgreens                   100%  100%  100%  100%      100%  100%  100%
  Decatur, Illinois
Eagle Crest                  97%   97%   97%   97%       95%   95%  100%
  Naperville, Illinois
Montgomery-Goodyear          77%   77%   77%   77%       77%   77%   77%
  Montgomery, Illinois
Hartford/Naperville Plaza   100%  100%   94%  100%      100%  100%  100%
  Naperville, Illinois
Nantucket Square             94%   94%   96%   96%       96%   98%  100%
  Schaumburg, Illinois
Antioch Plaza                59%   59%   68%   68%       68%   68%   68%
  Antioch, Illinois
Mundelein Plaza             100%   96%   97%  100%       95%   95%   92%
  Mundelein, IL
Regency Point               100%  100%   97%   97%       97%   97%   97%
  Lockport, IL
Prospect Heights             83%   83%   83%   83%       83%   92%   92%
  Prospect Heights, IL
Montgomery-Sears             85%   85%   85%   95%       95%   95%  100%
  Montgomery, IL
Zany Brainy                 100%  100%  100%  100%      100%  100%  100%
  Wheaton, IL
Salem Square                 97%   97%   97%   97%       97%   97%   97%
  Countryside, IL
Hawthorn Village             97%   98%   99%   99%      100%  100%  100%
  Vernon Hills, IL

                                    1997                       1998
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----

Six Corners                  94%   94%   94%   90%       93%   90%   82%*
  Chicago, IL
Spring Hill Fashion Ctr.     96%   96%   96%  100%       98%  100%  100%
  West Dundee, IL
Crestwood Plaza             100%  100%  100%  100%      100%  100%  100%
  Crestwood, IL
Park St. Claire             100%  100%  100%  100%      100%  100%  100%
  Schaumburg, IL
Lansing Square               90%   90%   90%   90%       90%   90%   88%*
  Lansing, IL
Summit of Park Ridge         82%   81%   84%   83%       83%   87%   91%
  Park Ridge, IL
Grand and Hunt Club         100%  100%  100%  100%      100%  100%  100%
  Gurnee, IL
Quarry Outlot               100%  100%  100%  100%      100%  100%  100%
  Hodgkins, IL
Maple Park Place             99%   97%   98%   98%       98%   98%   94%
  Bolingbrook, IL
Aurora Commons               99%  100%  100%   98%       98%   98%   95%
  Aurora, IL
Lincoln Park Place          100%  100%  100%   60%       60%   60%   60%*
  Chicago, IL
Ameritech                   N/A   100%  100%  100%      100%  100%  100%
  Joliet, IL
Dominicks-Schaumburg        N/A   100%  100%  100%      100%  100%  100%
  Schaumburg, IL
Dominicks-Highland Park     N/A   100%  100%  100%      100%  100%  100%
  Highland Park, IL
Niles Shopping Center       N/A   100%   87%   60%       60%  100%  100%
  Niles, IL
Mallard Crossing            N/A    95%   95%   95%       95%   95%  100%
  Elk Grove Village, IL
Cobblers Crossing           N/A    91%   89%   89%       89%   89%   92%*
  Elgin, IL
Calumet Square              N/A   100%  100%  100%      100%  100%  100%
  Calumet City, IL
Sequoia Shopping Center     N/A    96%   97%   93%       93%   96%  100%
  Milwaukee, WI
Riversquare Shopping Ctr.   N/A   100%  100%   95%       95%  100%  100%
  Naperville, IL
Rivertree Court             N/A   N/A    97%   99%       99%   99%   99%*
  Vernon Hills, IL
Shorecrest Plaza            N/A   N/A    96%   96%       96%   96%   96%*
  Racine, WI
Dominicks-Glendale Heights  N/A   N/A   100%  100%      100%  100%  100%
  Glendale Heights, IL
Party City Store            N/A   N/A   N/A   100%      100%  100%  100%
  Oak Brook Terrace, IL
Eagle Country Market        N/A   N/A   N/A   100%      100%  100%  100%
  Roselle, IL

                                    1997                       1998
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----

Dominicks-Countryside       N/A   N/A   N/A   100%      100%  100%  100%
  Countryside, IL
Terramere Plaza             N/A   N/A   N/A    80%       80%   86%   92%
  Arlington Heights, IL
Wilson Plaza                N/A   N/A   N/A   100%      100%  100%  100%
  Batavia, IL
Iroquois Center             N/A   N/A   N/A    81%       81%   81%   73%*
  Naperville, IL
Fashion Square              N/A   N/A   N/A    88%       80%   87%   97%
  Skokie, IL
Naper West                  N/A   N/A   N/A    86%       88%   88%   90%*
  Naperville, IL
Dominicks-West Chicago      N/A   N/A   N/A   N/A       100%  100%  100%
  West Chicago, IL
Shops at Coopers Grove      N/A   N/A   N/A   N/A        96%  100%  100%
  Country Club Hills, IL
Maple Plaza                 N/A   N/A   N/A   N/A       100%  100%  100%
  Downers Grove, IL
Orland Park Retail          N/A   N/A   N/A   N/A        84%   84%  100%
  Orland Park, IL
Wisner/Milwaukee Plaza      N/A   N/A   N/A   N/A       100%  100%  100%
  Chicago, IL
Homewood Plaza              N/A   N/A   N/A   N/A       100%  100%  100%
  Homewood, IL
Elmhurst City Center        N/A   N/A   N/A   N/A        99%   99%   99%*
  Elmhurst, IL
Shoppes of Mill Creek       N/A   N/A   N/A   N/A        97%   98%   98%*
  Palos Park, IL
Oak Forest Commons          N/A   N/A   N/A   N/A        99%   95%  100%
  Oak Forest, IL
Prairie Square              N/A   N/A   N/A   N/A        94%   90%   90%*
  Sun Prairie, WI
Downers Grove Plaza         N/A   N/A   N/A   N/A        84%  100%  100%
  Downers Grove, IL
St. James Crossing          N/A   N/A   N/A   N/A        88%   91%   91%*
  Westmont, IL
Woodfield Plaza             N/A   N/A   N/A   N/A        97%   94%   94%*
  Schaumburg, IL
Lake Park Plaza             N/A   N/A   N/A   N/A        95%   93%   76%*
  Michigan City, IN
Chestnut Court              N/A   N/A   N/A   N/A        85%   86%   88%*
  Darien, IL
Western & Howard            N/A   N/A   N/A   N/A       N/A   100%  100%
  Chicago, IL
High Point Center           N/A   N/A   N/A   N/A       N/A    97%   97%*
  Madison, WI
Wauconda Shopping Center    N/A   N/A   N/A   N/A       N/A   100%  100%
  Wauconda, IL
Berwyn Plaza                N/A   N/A   N/A   N/A       N/A   100%  100%
  Berwyn, IL

                                    1997                       1998
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Woodland Heights            N/A   N/A   N/A   N/A       N/A    86%   86%*
  Streamwood, IL
Schaumburg Shopping Center  N/A   N/A   N/A   N/A       N/A    93%   93%*
  Schaumburg, IL
Bergen Plaza                N/A   N/A   N/A   N/A       N/A    99%   98%*
  Oakdale, MN
Walgreens-Woodstock         N/A   N/A   N/A   N/A       N/A   100%  100%
  Woodstock, IL
Winnetka Commons            N/A   N/A   N/A   N/A       N/A   N/A   100%
  New Hope, MN
Eastgate Shopping Center    N/A   N/A   N/A   N/A       N/A   N/A    91%*
  Lombard, IL
Fairview Heights Plaza      N/A   N/A   N/A   N/A       N/A   N/A    78%*
  Fairview Heights, IL
Orland Greens               N/A   N/A   N/A   N/A       N/A   N/A   100%
  Orland Park, IL
Bakers Shoes                N/A   N/A   N/A   N/A       N/A   N/A   100%
  Chicago, IL

  * As part of the purchase of these properties the Company receives rent under master lease agreements on the vacant space, which results in 100% economic occupancy at September 30, 1998 for each of these centers,except Six Corners, Prairie Square and Lansing Square where the master lease agreement results in economic occupancy of 86%, 97% and 97%, respectively.

    The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased.


Subsequent Events

In October 1998, the Company paid a distribution of $3,345,717 to the Stockholders.

On October 1, 1998, the Company purchased the Two Rivers Plaza from an unaffiliated third party for approximately $6,770,000. The property is located in Bolingbrook, Illinois and contains approximately 57,900 square feet of leasable space. Its anchor tenants are Marshall's, Toy Works, Inc. and Sizes Unlimited.

On  October  1,  1998,  the   Company  obtained  additional  financing  totaling
$54,600,000 from an unaffiliated lender. To secure the first mortgage financing, the Company formed a limited liability company known as "Inland Real Estate LB I LLC" (the "LLC") to act as the borrower. The assets of the LLC consist of Naperwest, Lake Park Plaza, Homewood Plaza, Wisner/Milwaukee, Elmhurst City Center, Oak Forest Commons, St. James Crossing, Chestnut Court, Bergen Plaza, Western & Howard, High Point Center and Wauconda Shopping Center properties. Loan fees total $636,000 in connection with this loan. The mortgage loan has a term of ten years and prior to maturity date, requires monthly payments of interest only at the annual rate of 6.36%.

On October 8, 1998, the Company purchased the Woodfield Commons East and West Shopping Center from an unaffiliated third party for approximately $27,000,000. The property is located in Schaumburg, Illinois and contains approximately 207,106 square feet of leasable space. Its anchor tenants are Comp USA, Toys R Us, Inc. and Tower Records.

On October 14,  1998,  the  Company  purchased  the  Edinburgh Festival Shopping
Center from an unaffiliated third party for approximately $9,250,000. The property is located in Brooklyn Park, Minnesota and contains approximately 91,613 square feet of leasable space. As part of the purchase of this property, the Company agreed to assume the existing mortgage with Woodmen of the World for $6,077,134. The mortgage loan will have a term of ten years and, prior to maturity date, will require payments of interest only, fixed at 6.75%. The Company will pay fees of approximately $48,000 in connection with the loan assumption.

On October 30, 1998, the Company consummated a joint venture transaction with B.I.J. Limited Partnership, an Illinois limited partnership ("BIJ"). To effect the transaction, the Company formed a limited liability company known as "Inland Joliet Commons L.L.C." (the "LLC") to own and operate Joliet Commons Shopping Center ("Joliet Commons Shopping Center") located at U.S. 30 and Willow Road in Joliet, Illinois. Pursuant to the LLC Operating Agreement (the "Agreement"), the Company contributed approximately $52,000 in cash to obtain a one percent (1%) equity interest in the LLC, which will be accounted for under the equity method. BIJ contributed Joliet Commons Shopping Center to the LLC, which was valued at approximately $5,100,000, ($19,800,000 less indebtedness of $14,700,000) to obtain a ninety-nine percent (99%) equity interest in the LLC. In accordance with the Agreement, BIJ may transfer its equity interest in the LLC to certain persons as provided for in the Agreement. Each holder of an equity interest in the LLC has the option to convert its equity interest into shares of the Company's common stock (an "Exchange"). No holder of an equity interest in the LLC, however, may Exchange its equity interest for a period of one year from the effective date of the Agreement.

On October 23, 1998, the Company disbursed an additional $203,538 in connection with the construction loan secured by the Staples Office Supply store to be built in Freeport, Illinois.

On November 5, 1998, the Company obtained additional financing totaling $25,000,000 from an unaffiliated lender. To secure the first mortgage financing, the Company formed a limited liability company known as "Inland Real Estate Column I LLC" (the "LLC") to act as the borrower. The assets of the LLC consist of Rivertree Court, Winnetka Commons, Woodland Heights, Berwyn Plaza and the Woodstock Walgreens properties. Loan fees total $37,125 in connection with this loan. The mortgage loan has a term of ten years and prior to maturity date, requires monthly payments of interest only at the annual rate of 7.0%.

On November 12, 1998, the Company purchased Springboro Plaza from an unaffiliated third party for approximately $9,295,000. The property is located in Springboro, Ohio and contains approximately 154,000 square feet of leasable space. Its anchor tenants are Kroger and Kmart.

On November 12, 1998, the Company purchased Riverplace Center from an unaffiliated third party for approximately $6,065,000. The property is located in Noblesville, Indiana and contains approximately 74,414 square feet of leasable space. Its anchor tenants are Kroger and Fashion Bug.

On November 16, 1998, the Company purchased Elmwood Park Shopping Center from an unaffiliated third party for approximately $2,753,000. The property is located in Elmwood Park, Illinois and contains approximately 24,204 square feet of leasable space. Its sole tenant is Total Beverage.

On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company may engage, from time to time, in hedge transactions or derivative financial instruments but does not believe that there will be a material financial statement effect.

In connection with two separate loan applications pending during the reporting period between the Company and Lehman Brothers Holdings, Inc. and Column Financial, Inc. respectively, the Company entered into Rate Lock Agreements in August, 1998. These Agreements allowed the Company to set the interest rate on the loans at time of execution of such Agreements rather than at the funding. These Agreements thereby protected the Company from incurring possible higher interest rates at the time of the loan closings.

The Company reimbursed the lenders for the costs of the Interest Rate Lock Agreements. In the case of the Lehman Brothers Holdings, Inc. loan, the costs incurred were $636,000 and $37,125 for Column Financial, Inc.

Both loans closed in November, 1998 and are discussed in more detail in the subsequent events section of this filing.

Approximately 6% of the Company's mortgages payable at September 30, 1998 have variable interest rates. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

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

         The following documents are filed as part of the document:

         10.5 Loan Agreement dated as of September 25, 1998 by and between Inland Real Estate LB I LLC, as Borrower and Lehman Brothers Holding Inc., d/b/a/ Lehman Capital, as Lender

         10.6  Promissory Note dated September 25, 1998

         10.9  Limited Liability Company Agreement  of  Inland  Real Estate LB I
               LLC

         10.14 Loan Commitment dated as of October 23, 1998 by and between Inland Real Estate Column I, L.L.C., as Borrower and Column Financial, Inc. as Lender.

         10.15 Promissory Note dated November 1, 1998

         10.16 Operating Agreement of Inland Real Estate Column I, L.L.C.

               (27) Financial Data Schedule


    (b)  Report on Form 8-K dated August 12, 1998
         Item 2.  Acquisition or Disposition of Assets
         Item 7.  Financial Statements and Exhibits

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND REAL ESTATE CORPORATION

                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chief Executive Officer
                            Date: November 13, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Chief Financial and Accounting Officer
                            Date: November 13, 1998