Form 10-K
period 1998-12-31
INLAND REAL ESTATE CORP
filed 1999-04-01
CIK 923284

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1998

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

          Securities registered pursuant to Section 12(g) of the Act:
Title of each class:          Name of each exchange on which registered:
Common Stock, $.01 par value                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 30, 1999, the aggregate market value of the Shares of Common Stock held by non-affiliates of the registrant was approximately $594,611,347.

As of March 30, 1999, there were 54,075,577 Shares of Common Stock outstanding.

Documents Incorporated by Reference: The Prospectus of the Registrant dated April 7, 1998 as amended, are incorporated by reference in Parts I, II and III of this Annual Report on Form 10-K.

                        INLAND REAL ESTATE CORPORATION
                           (A Maryland corporation)



                               TABLE OF CONTENTS



                                    Part I                                Page
                                    ------                                ----
Item  1.   Business......................................................   3

Item  2.   Properties....................................................   5

Item  3.   Legal Proceedings.............................................  12

Item  4.   Submission of Matters to a Vote of Security Holders...........  12


                                    Part II
                                    -------
Item  5.   Market for Registrant's Common Equity
            and Related Stockholder Matters..............................  12

Item  6.   Selected Financial Data.......................................  13

Item  7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................  16

Item  7(a) Quantitative and Qualitative Disclosures About Market Risk....  23

Item  8.   Financial Statements and Supplementary Data...................  24

Item  9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................  54


                                   Part III
                                   --------
Item 10.   Directors and Executive Officers of the Registrant............  54

Item 11.   Executive Compensation........................................  57

Item 12.   Security Ownership of Certain Beneficial Owners and
            Management...................................................  58

Item 13.   Certain Relationships and Related Transactions................  58


                                    Part IV
                                    -------
Item 14.   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  59

  SIGNATURES.............................................................  62

                                    PART I

Item 1. Business

The Company

Inland Real Estate Corporation (the "Company") was formed on May 12, 1994. On October 14, 1994, the Company commenced an initial public offering, on a best effort basis, ("Initial Offering") of 5,000,000 shares of common stock ("Shares") at $10.00 per share. As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the Initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Second Offering"). As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares, thereby completing the Second Offering. On July 14, 1997, the Company commenced an offering of an additional 20,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Third Offering"). As of March 19, 1998, the Company had received subscriptions for a total of 20,000,000 Shares, thereby completing the Third Offering. On April 7, 1998, the Company commenced an offering of an additional 27,000,000 Shares at $11.00 per Share, on a best efforts basis, (the "Fourth Offering"). In order to maximize the Company's flexibility in evaluating strategic alternatives, the Board of Directors decided to terminate the Fourth Offering on December 31, 1998. As of December 31, 1998, the Company had received subscriptions for a total of 16,642,397 Shares in the Fourth Offering. In addition, as of December 31, 1998, the Company has distributed 2,212,934 Shares through the Company's Distribution Reinvestment Program ("DRP). As of December 31, 1998, the Company has repurchased 198,375 Shares through its Share Repurchase Program. As a result, as of December 31, 1998, Gross Offering Proceeds total $539,331,413, net of Shares repurchased through the Share Repurchase program. Inland Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, is the advisor to the Company.

On September 28, 1998, the Company engaged Everen Securities, Inc. to advise the Company on strategic alternatives designed to increase stockholder value. These alternatives include, but are not limited to, evaluating whether: (1) the Company should become internally advised and managed by acquiring the Advisor and the Property Manager; (2) the Company should list its common stock on an exchange or other trading system; and (3) the Company should seek to merge with a third party that is already listed on an exchange or other trading system. Everen Securities, Inc. is expected to complete its advisor engagement by the third quarter 1999.

The Company had no employees during 1998, 1997 and 1996.

Description of Business

The Company is in the business of acquiring Neighborhood Retail Centers, with gross leasable area ranging from approximately 5,000 to 150,000 square feet, and Community Centers, with gross leasable area ranging from 150,000 to 300,000 square feet, located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois. The Company may also acquire single-user retail properties located throughout the United States. The Company is also permitted to construct or develop properties, or render services in connection with such development or construction, subject to the Company's compliance with the rules governing real estate investment trusts under the Internal Revenue Code of 1986, ("Code"), as amended.

The Company anticipates that aggregate borrowings secured by all of the Company's properties will not exceed 50% of their combined fair market values, however, the maximum amount of borrowings in the absence of the consent of a majority of the Stockholders, may not exceed 300% of Net Assets. The Company has incurred mortgage indebtedness subsequent to acquisition on properties initially acquired on an all cash basis. The proceeds from such loans were used to acquire additional properties. The Company may also incur indebtedness to finance improvements to the properties it acquires. In certain instances, where the terms were more favorable than those that could be obtained by the Company or prepayment of the debt was not allowed, the Company has acquired properties subject to existing debt.

The Company's real property investments are subject to competition from similar types of properties in the vicinity in which each is located. Approximate occupancy levels for the properties are in the table set forth in Item 2 below to which reference is hereby made. The Company's real property investments are all currently located within 400 miles of the Company's headquarters in Illinois. The Company does not segregate revenues or assets by geographic region, and such a presentation would not be material to an understanding of the Company's business taken as a whole.

Certain risks exist due to a concentration of any single tenant within the portfolio. Currently the largest single tenant is Dominick's Finer Foods, which has eight leases totaling 543,977 square feet, or approximately 8.46% of the total gross leasable area owned by the Company. Annualized base rental income of these eight leases is projected to be $6,554,003 for the year ended December 31, 1999, or approximately 10.52% of the total annualized base rental income based on the current portfolio.


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

Item 2. Properties

As of December 31, 1998, the Company has acquired fee ownership of eighty-five properties, including fifteen single-user retail properties, fifty-seven Neighborhood Retail Centers and thirteen Community Centers. The Company owns property in Illinois, Wisconsin, Indiana, Minnesota and Ohio. Tenants of the properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

                               Gross                    Mortgages
                             Leasable          Year     Payable    Current
                               Area    Date   Built/      at        No. of    Anchor
         Property            (Sq Ft)   Acq.  Renovated   12/31/98  Tenants   Tenants*
---------------------------- -------- ------ --------- ----------- -------- ----------

Single-User Retail Property
---------------------------
Walgreens, Decatur, IL        13,500   01/95   1988    $  714,443     1     Walgreens Pharmacy

Zany Brainy, Wheaton, IL      12,499   07/96   1995     1,245,000     1     Zany Brainy

Ameritech, Joliet, IL          4,505   05/97   1995       522,375     1     Ameritech

Dominicks-Schaumburg
 Schaumburg, IL               71,400   05/97   1996     5,345,500     1     Dominick's Finer Foods

Dominicks-Highland Park
 Highland Park, IL            71,442   06/97   1996     6,400,000     1     Dominick's Finer Foods

Dominicks-Glendale Heights
 Glendale Heights, IL         68,923   09/97   1997     4,100,000     1     Dominick's Finer Foods

Party City Store
 Oak Brook Terrace, IL        10,000   11/97   1985       987,500     1     Party City

Eagle Country Market,
 Roselle, IL                  42,283   11/97   1990     1,450,000     1     Eagle Foods

Dominicks-West Chicago
 West Chicago, IL             78,158   01/98   1990     3,150,000     1     Dominick's Finer Foods

Walgreens-Woodstock           15,856   06/98   1973       569,610     1     Walgreen's Pharmacy
 Woodstock, IL

Bakers Shoes
 Chicago, IL                  20,000   09/98   1891          -        1     Bakers Shoes

Staples
 Freeport, IL                 24,049   12/98   1998          -        1     Staples

Carmax-Schaumburg
 Schaumburg, IL               93,333   12/98   1998          -        1     Carmax

Carmax-Tinley Park
 Tinley Park, IL              94,518   12/98   1998          -        1     Carmax

Hollywood Video-Hammond
 Hammond, IN                   7,488   12/98   1998          -        1     Hollywood Video


                                      -5-

                               Gross                    Mortgages
                             Leasable          Year     Payable    Current
                               Area    Date   Built/      at        No. of    Anchor
         Property            (Sq Ft)   Acq.  Renovated   12/31/98  Tenants   Tenants*
---------------------------- -------- ------ --------- ----------- -------- ----------

Neighborhood Retail Centers
---------------------------
Eagle Crest Shopping Center
 Naperville, IL               67,650   03/95   1991     2,350,000    12     Eagle Foods

Montgomery-Goodyear           12,903   09/95   1991       630,000     2     Goodyear Tire & Rubber
 Montgomery, IL                                                             Merlin Corp.

Hartford/Naperville Plaza     43,862   09/95   1995     2,310,000     8     Blockbuster Video
 Naperville, IL                                                             Sears Hardware
                                                                            Keller/Williams Realty

Nantucket Square
 Shopping Center              56,981   09/95   1980     2,200,000    20     Hallmark
 Schaumburg, IL                                                             Trak Auto
                                                                            The Dental Store Ltd.

Antioch Plaza, Antioch, IL    19,810   12/95   1995       875,000     5     Blockbuster Video
                                                                            Radio Shack

Mundelein Plaza,
 Mundelein, IL                68,056   03/96   1990     2,810,000     8     Sears

Regency Point, Lockport, IL   49,826   04/96   1993     4,312,036    18     Walgreens Pharmacy
                               5,050   04/96   1995                         Ace Hardware

Prospect Heights,             28,080   06/96   1985     1,095,000     5     Walgreens Pharmacy
 Prospect Hts., IL                                                          Blockbuster Video

Montgomery-Sears,
 Montgomery, IL               34,600   06/96   1990     1,645,000     6     Sears Paint & Hardware
                                                                            Blockbuster Video

Salem Square,
 Countryside, IL             112,310   08/96   1973/   $3,130,000     5     TJ Maxx
                                                1985                        Marshalls

Hawthorn Village,
 Vernon Hills,IL              98,686   08/96   1979     4,280,000    22     Dominick's Finer Foods
                                                                            Walgreens Pharmacy

Six Corners, Chicago, IL      80,650   10/96   1966     3,100,000     7     Chicago Health Club
                                                                            Illinois Masonic
                                                                             Medical Center

Spring Hill Fashion Corner
 West Dundee, IL             125,198   11/96   1985     4,690,000    20     TJ Maxx
                                                                            Michaels Crafts

Crestwood Plaza,
 Crestwood, IL                20,044   12/96   1992       904,380     2     Entenmann's
                                                                            Pet Supplies Plus

Park St. Claire,
 Schaumburg, IL               11,859   12/96   1994       762,500     2     Ameritech
                                                                            Hallmark Showcase
Summit of Park Ridge
 Park Ridge, IL               33,252   12/96   1986     1,600,000    14     LePeep Rest.
                                                                            Giappos Pizza

Grand and Hunt Club,
 Gurnee, IL                   21,222   12/96   1996     1,796,000     2     Jewelry 3
                                                                            Super Crown Books

Quarry Outlot, Hodgkins, IL    9,650   12/96   1996       900,000     3     Dunkin Donuts/
                                                                              Baskin Robbins
                                                                            The Casual Male
                                                                            Jewelry 3

Aurora Commons, Aurora,IL    127,292   01/97   1988     9,205,252    24     Jewel/Osco



                                      -6-

                               Gross                    Mortgages
                             Leasable          Year     Payable    Current
                               Area    Date   Built/      at        No. of    Anchor
         Property            (Sq Ft)   Acq.  Renovated   12/31/98  Tenants   Tenants*
---------------------------- -------- ------ --------- ----------- -------- ----------

Neighborhood Retail Centers (cont.)
-----------------------------------
Lincoln Park Place,
 Chicago, IL                  10,678   01/97   1990     1,050,000     1     Lechters Housewares


Niles Shopping Center,
 Niles, IL                    26,117   04/97   1982     1,617,500     7     Jennifer Convertibles
                                                                            Acel Cellular
                                                                            Wolf Camera & Video

Mallard Crossing,
 Elk Grove Village, IL        82,949   05/97   1993     4,050,000    11     Eagle Foods

Cobblers Crossing, Elgin, IL 102,643   05/97   1993     5,476,500    13     Jewel Food Store

Calumet Square,
 Calumet City, IL             39,936   06/97   1967/    1,032,920     3     Aronson Furniture
                                                1994                        Super Trak Warehouse

Sequoia Shopping Center
 Milwaukee, WI                35,407   06/97   1988     1,505,000    13     Kinko's
                                                                            U.S. Post Office
                                                                            Play It Again Sports
                                                                            Wong's Palace

Riversquare Shopping Center
 Naperville, IL               58,158   06/97   1988     3,050,000    20     Salon Suites Limited
                                                                            Harbour Contractors, Inc.

Shorecrest Plaza, Racine, WI  91,176   07/97   1977     2,978,000    13     Piggly Wiggly Grocery
                                                                            Wisconsin Health & Fitness

Dominicks-Countryside
 Countryside, IL              62,344   12/97   1975     1,150,000     1     Dominick's Finer Foods

Terramere Plaza,
 Arlington Heights, IL        40,965   12/97   1980     2,202,500    20     None

Wilson Plaza, Batavia, IL     11,160   12/97   1986       650,000     7     White Hen Pantry
                                                                            Dimples Donuts
                                                                            Riverside Liquors

Iroquois Center,
 Naperville, IL              140,981   12/97   1983     5,950,000    25     Total Beverage
                                                                            Sears

Fashion Square, Skokie, IL    83,959   12/97   1984     6,200,000    19     Cost Plus
                                                                            Designer Shoe Outlet

Shops at Coopers Grove
 Country Club Hills, IL       72,518   01/98   1991     2,900,000    10     Eagle Foods

Maple Plaza
 Downers Grove, IL            31,298   01/98   1988     1,582,500    12     J.C. Licht Co.
                                                                            Goodyear Tire & Rubber

Orland Park Retail
 Orland Park, IL               8,500   02/98   1997       625,000     3     Video Update
                                                                            All Cleaners
                                                                            Gianni's Pizza

Wisner/Milwaukee Plaza
 Chicago, IL                  14,677   02/98   1994       974,725     4     Blockbuster Video
                                                                            Giordano's Restaurant
                                                                            Spincycle Coin Laundry

Homewood Plaza
 Homewood, IL                 19,000   02/98   1993     1,013,201     3     Blockbuster Video
                                                                            Trak Auto


                                      -7-

                               Gross                    Mortgages
                             Leasable          Year     Payable    Current
                               Area    Date   Built/      at        No. of    Anchor
         Property            (Sq Ft)   Acq.  Renovated   12/31/98  Tenants   Tenants*
---------------------------- -------- ------ --------- ----------- -------- ----------

Neighborhood Retail Centers (cont.)
-----------------------------------
Elmhurst City Center
 Elmhurst, IL                 39,117   02/98   1994     2,513,765    12     Walgreen's Pharmacy
                                                                            Famous Footwear
                                                                            Ruby's

Shoppes of Mill Creek
 Palos Park, IL              102,443   03/98   1989     9,500,000    23     Jewel Food Store

Prairie Square
 Sun Prairie, WI              35,755   03/98   1995     1,550,000    13     Famous Footwear
                                                                            Blockbuster Video

Oak Forest Commons
 Oak Forest, IL              108,360   03/98   1998     6,617,871    13     Dominick's Finer Foods

Downers Grove Market
 Downers Grove, IL           104,445   03/98   1998    10,600,000    14     Dominick's Finer Foods

St. James Crossing
 Westmont, IL                 49,992   03/98   1990     3,847,599    21     Nevada Bob's
                                                                            Luciano's

High Point Center
 Madison, WI                  86,204   04/98   1984     5,360,988    28     Pier 1 Imports

Western & Howard
 Chicago, IL                  12,784   04/98   1985       992,681     3     Pearle Vision
                                                                            Payless Shoe Source
                                                                            Super Gap
Wauconda Shopping Center
 Wauconda, IL                 31,157   05/98   1988     1,333,834     4     Sears Hardware
                                                                            Spasso, Ltd.

Berwyn Plaza
 Berwyn, IL                   18,138   05/98   1983       708,638     5     Walgreens
                                                                            Radio Shack

Woodland Heights
 Streamwood, IL              120,436   06/98   1956     3,940,009    10     Jewel Food Store
                                                                            U.S. Post Office

Schaumburg Shopping Center
 Schaumburg, IL               61,485   06/98   1994     3,908,081     6     Sears Hardware
                                                                            Trak Auto
                                                                            Ulta 3

Winnetka Shopping Center
 New Hope, MN                 42,415   07/98   1990     2,233,744    16     Walgreen's
                                                                            Big Wheel Auto Store

Eastgate Shopping Center
 Lombard, IL                 132,519   07/98   1959          -       40     Ace Hardware
                                                                            Secretary of State

Orland Greens Shopping Center
 Orland Park, IL              45,031   09/98   1984          -       14     Walgreen's
                                                                            MacFrugals

Two Rivers Plaza
 Bolingbrook, IL              57,900   10/98   1994          -       11     Kay-Bee Toy Store
                                                                            Sizes Unlimited
                                                                            Marshalls

Edinburgh Festival
 Brooklyn Park, MN            91,613   10/98   1997     4,625,000    12     Knowlan's Super Markets

Riverplace Center
 Noblesville, IN              74,414   11/98   1992          -       12     Fashion Bug
                                                                            Kroger

Rose Plaza
 Elmwood Park, IL             18,264   11/98   1997          -        1     Binny's

Marketplace at Six Corners
 Chicago, IL                 117,000   11/98   1997    11,200,000     6     Jewel Food Store
                                                                            Marshalls



                                      -8-

                               Gross                    Mortgages
                             Leasable          Year     Payable    Current
                               Area    Date   Built/      at        No. of    Anchor
         Property            (Sq Ft)   Acq.  Renovated   12/31/98  Tenants   Tenants*
---------------------------- -------- ------ --------- ----------- -------- ----------

Community Centers
-----------------
Lansing Square,
  Lansing, IL                233,508   12/96   1991     8,150,000    16     Sam's Club
                                                                            Baby Superstore
                                                                            Office Max

Maple Park Place,
 Bolingbrook, IL             215,662   01/97   1992     7,650,000    19     K-Mart Corporation
                                                                            Eagle Foods

Rivertree Court,
 Vernon Hills, IL            299,055   07/97   1988    17,547,999    42     Best Buy
                                                                            Plitt Theaters

Naper West,
 Naperville, IL              165,311   12/97   1985     7,695,199    25     Douglas TV
                                                                            TJ Maxx

Woodfield Plaza
 Schaumburg, IL              177,163   01/98   1992     9,600,000    10     Kohl's
                                                                            Linens 'N Things
                                                                            Barnes & Noble

Lake Park Plaza
 Michigan City, IN           229,639   02/98   1990     6,489,618    15     Walmart

Chestnut Court
 Darien, IL                  170,027   03/98   1987     8,618,623    22     Just Ducky
                                                                            Stein Mart

Bergen Plaza
 Oakdale, MN                 270,283   04/98   1978     9,141,896    39     Rainbow Foods
                                                                            K-Mart

Fairview Heights Plaza
 Fairview Heights, IL        167,491   08/98   1991          -        8     1/2 Price Store
                                                                            Michaels
                                                                            The Sports Authority
                                                                            Sears Homelife

Woodfield Commons-East/West
 Schaumburg, IL              207,106   10/98   1973    13,500,000    16     Toys R Us
                                               1975                         Tower Records
                                               1997                         Comp USA
                                                                            Cost Plus
                                                                            Party City

Joliet Commons
 Joliet, IL                  159,184   10/98   1995    14,569,482    11     Barnes and Noble
                                                                            Old Navy
                                                                            M.C. Sports

Springboro Plaza
 Springboro, OH              154,034   11/98   1992          -        4     K-Mart
                                                                            Kroger

Park Center Plaza
 Tinley Park, IL             193,179   12/98   1988          -       24     Cub Foods



   * Anchor tenants include tenants leasing more than 10% of the gross leasable area of a property.


The following table lists the approximate physical occupancy levels for the Company's investment properties as of the end of each year during 1998, 1997 and 1996. N/A indicates the property was not owned by the Company at the end of the year.
                                                      As of December 31,
                                                    ---------------------
    Properties                                     1998      1997      1996
    ----------                                   --------  --------  --------
Walgreens, Decatur, IL .........................   100%      100%      100%
Eagle Crest, Naperville, IL.....................   100%       97%      100%
Montgomery-Goodyear, Montgomery, IL.............    77%       77%      100%
Hartford/Naperville Plaza, Naperville, IL.......   100%      100%      100%
Nantucket Square, Schaumburg, IL................   100%       96%       85%
Antioch Plaza, Antioch, IL......................    68%       68%       57%
Mundelein Plaza, Mundelein, IL..................   100%      100%      100%
Regency Point, Lockport, IL.....................    97%       97%       97%
Prospect Heights, Prospect Heights, IL..........    92%       83%      100%
Montgomery-Sears, Montgomery, IL................   100%       95%       85%
Zany Brainy, Wheaton, IL........................   100%      100%      100%
Salem Square, Countryside, IL...................    97%       97%       97%
Hawthorn Village, Vernon Hills, IL..............   100%       99%       98%
Six Corners, Chicago, IL........................    82%*      90%       92%
Spring Hill Fashion Ctr., West Dundee, IL.......    95%      100%       95%
Crestwood Plaza, Crestwood, IL..................   100%      100%      100%
Park St. Claire, Schaumburg, IL.................   100%      100%      100%
Lansing Square, Lansing, IL.....................    98%       90%       89%
Summit of Park Ridge, Park Ridge, IL............    87%       83%       81%
Grand and Hunt Club, Gurnee, IL.................   100%      100%      100%
Quarry Outlot, Hodgkins, IL.....................   100%      100%      100%
Maple Park Place, Bolingbrook, IL...............    99%       98%      N/A
Aurora Commons, Aurora, IL......................    95%       98%      N/A
Lincoln Park Place, Chicago, IL.................    60%       60%      N/A
Ameritech, Joliet, IL...........................   100%      100%      N/A
Dominicks-Schaumburg, Schaumburg, IL............   100%      100%      N/A
Dominicks-Highland Park, Highland Park, IL......   100%      100%      N/A
Niles Shopping Center, Niles, IL................   100%       60%      N/A
Mallard Crossing, Elk Grove Village, IL.........    97%       95%      N/A
Cobblers Crossing, Elgin, IL....................    91%       89%      N/A
Calumet Square, Calumet City, IL................   100%      100%      N/A
Sequoia Shopping Center, Milwaukee, WI..........   100%       93%      N/A
Riversquare Shopping Ctr., Naperville, IL.......    97%       95%      N/A
Rivertree Court, Vernon Hills, IL...............    99%*      99%      N/A
Shorecrest Plaza, Racine, WI....................    87%       96%      N/A
Dominicks-Glendale Hts., Glendale Hts., IL......   100%      100%      N/A
Party City Store, Oak Brook Terrace, IL.........   100%      100%      N/A
Eagle Country Market, Roselle, IL...............   100%      100%      N/A
Dominicks-Countryside, Countryside, IL..........   100%      100%      N/A
Terramere Plaza, Arlington Heights, IL..........    95%       80%      N/A
Wilson Plaza, Batavia, IL.......................   100%      100%      N/A
Iroquois Center, Naperville, IL.................    73%*      81%      N/A
Fashion Square, Skokie, IL......................   100%       88%      N/A
Naper West, Naperville, IL......................    83%*      86%      N/A
Dominicks-West Chicago, West Chicago, IL........   100%      N/A       N/A
Shops at Coopers Grove, Country Club Hills, IL..   100%      N/A       N/A
Maple Plaza, Downers Grove, IL..................   100%      N/A       N/A
Orland Park Retail, Orland Park, IL.............   100%      N/A       N/A
Wisner/Milwaukee Plaza, Chicago, IL.............   100%      N/A       N/A

                                                      As of December 31,
                                                    ---------------------
    Properties                                     1998      1997      1996
    ----------                                   --------  --------  --------

Homewood Plaza, Homewood, IL....................   100%      N/A       N/A
Elmhurst City Center, Elmhurst, IL..............   100%      N/A       N/A
Shoppes of Mill Creek, Palos Park, IL...........    98%*     N/A       N/A
Oak Forest Commons, Oak Forest, IL..............   100%      N/A       N/A
Prairie Square, Sun Prairie, WI.................    90%*     N/A       N/A
Downers Grove Plaza, Downers Grove, IL..........   100%      N/A       N/A
St. James Crossing, Westmont, IL................    91%*     N/A       N/A
Woodfield Plaza, Schaumburg, IL.................    97%*     N/A       N/A
Lake Park Plaza, Michigan City, IN..............    74%*     N/A       N/A
Chestnut Court, Darien, IL......................    98%*     N/A       N/A
Western & Howard, Chicago, IL...................   100%      N/A       N/A
High Point Center, Madison, WI..................    90%*     N/A       N/A
Wauconda Shopping Center, Wauconda, IL..........   100%      N/A       N/A
Berwyn Plaza, Berwyn, IL........................   100%      N/A       N/A
Woodland Heights, Streamwood, IL................    81%*     N/A       N/A
Schaumburg Shopping Center, Schaumburg, IL......    93%*     N/A       N/A
Bergen Plaza, Oakdale, MN.......................    98%*     N/A       N/A
Walgreens-Woodstock, Woodstock, IL..............   100%      N/A       N/A
Winnetka Commons, New Hope, MN..................   100%      N/A       N/A
Eastgate Shopping Center, Lombard, IL...........    91%*     N/A       N/A
Fairview Heights Plaza, Fairview Heights, IL....    78%*     N/A       N/A
Orland Greens, Orland Park, IL..................   100%      N/A       N/A
Bakers Shoes, Chicago, IL.......................   100%      N/A       N/A
Staples, Freeport, IL...........................   100%      N/A       N/A
Two Rivers Plaza, Bolingbrook, IL...............   100%      N/A       N/A
Edinburgh Festival, Brooklyn Park, MN...........    97%*     N/A       N/A
Woodfield Commons-East/West, Schaumburg, IL.....    89%*     N/A       N/A
Riverplace Center, Noblesville, IN..............   100%      N/A       N/A
Rose Plaza, Elmwood Park, IL....................   100%      N/A       N/A
Marketplace at Six Corners, Chicago, IL.........   100%      N/A       N/A
Joliet Commons, Joliet, IL......................    97%      N/A       N/A
Springboro Plaza, Springboro, OH................   100%      N/A       N/A
Carmax-Schaumburg, Schaumburg, IL...............   100%      N/A       N/A
Carmax-Tinley Park, Tinley Park, IL.............   100%      N/A       N/A
Hollywood Video-Hammond, Hammond, IN............   100%      N/A       N/A
Park Center Plaza, Tinley Park, IL..............    71%*     N/A       N/A


  * As part of the purchase of these properties the Company receives rent under master lease agreements on the space which was vacant at the time of the purchase, resulting in 100% economic occupancy at December 31, 1998 for each of these centers, except Six corners, Iroquois Center, Naper West, Prairie Square, Lake Park Plaza and Woodland Heights where the master lease agreement and collection of rent on spaces vacated results in economic occupancy of 86%, 90%, 96%, 97%, 98% and 95%, respectively.

    The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased.

Item 3. Legal Proceedings

The Company is not subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.



                                    PART II


Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters

Market Information

As of December 31, 1998, there were 19,286 stockholders of the Company. There is no public market for the shares.

Distributions

The Company declared distributions to Stockholders totaling $.88 per weighted average share outstanding during the year ended December 31, 1998. Of this amount, $.67 qualifies as distributions taxable as ordinary income for 1998 and the remainder constitutes a return of capital for tax purposes.

Sales of Unregistered Securities

On October 24, 1996, Roland Burris, a Director of the Company, exercised options to purchase 1,000 shares at a price equal to $9.05 per share. Both the option and the shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1993, as amended.

Item 6. Selected Financial Data


                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

          For the years ended December 31, 1998, 1997, 1996 and 1995

               (not covered by the Independent Auditors' Report)


                             1998           1997          1996          1995
                             ----           ----          ----          ----
  Total assets......... $ 787,608,547    333,590,131   104,508,686   18,750,877

  Mortgages payable.... $ 288,982,470    106,589,710    30,838,233      750,727

  Total income......... $  73,302,278     29,421,585     6,327,734    1,180,422

  Net income........... $  24,085,871      8,647,221     2,452,221      496,514

  Net income per
    share, basic and
    diluted (b)........ $         .60            .57           .55          .53

  Distributions
    declared........... $  35,443,213     13,127,597     3,704,943      736,627

  Distributions per
    share (b).......... $         .88            .86           .82          .78

  Funds from Operations
    (b)(c)............. $  35,474,823     13,203,666     3,391,365      666,408

  Funds available for
    distribution (c)... $  35,698,975     13,141,242     3,680,824      787,011

  Cash flows provided
    by operating
    activities......... $  42,774,744     15,923,839     5,529,709      978,350

  Cash flows used
    by investing
    activities......... $(344,384,056)  (146,994,619)  (68,976,841)  (6,577,843)

  Cash flows provided
    by financing
    activities........  $ 373,520,427    173,724,632    71,199,936    6,327,490

  Weighted average
    number of common
    shares outstanding.    40,359,796     15,225,983     4,494,620      943,156


  (a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

  (b) The net income and distributions per share are based upon the weighted average number of common shares outstanding. The $.88 per share distributions for the year ended December 31, 1998, represented 99.6% of the Company's Funds From Operations ("FFO") and 99.0% of funds available for distribution for that period. See Footnote (c) below for information regarding the Company's calculation of FFO. Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain (a return of capital). These Distributions in excess of earnings and profits will have the effect of deferring taxation of the amount of the Distribution until the sale of the stockholder's shares. For the year ended December 31, 1998, $8,428,070 (or 23.78% of the $35,443,213 Distribution declared for
      1998) represented a return of capital. The balance of the Distribution constitutes ordinary income. In order to maintain its qualification as a REIT, the Company must make annual Distributions to stockholders of at least 95% of its REIT taxable income, or approximately $25,265,000 for 1998. REIT taxable income does not include net capital gains. Under certain circumstances, the Company may be required to make Distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

  (c) One of the Company's objectives is to provide cash distributions to its Stockholders from cash generated by the Company's operations. Cash generated from operations is not equivalent to the Company's net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income computed in accordance with GAAP, less extraordinary, unusual and non-recurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation on real property and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO.

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

                                                Year ended December 31,
                                                 1998           1997
                                                 ----           ----
      Net income........................... $ 24,085,871     8,647,221
      Depreciation, net of minority interest  11,388,952     4,556,445
                                            -------------  ------------
        Funds from operations(1)...........   35,474,823    13,203,666

      Principal amortization of debt.......      (74,454)      (67,300)
      Straight line rental income (2)......   (2,120,951)     (654,978)
      Acquisition cost expenses (3)........      437,783       249,493
      Rental income received under
        master lease agreements (4)........    1,981,774       410,361
                                            -------------  ------------
        Funds available for distribution... $ 35,698,975    13,141,242
                                            =============  ============

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

     (3) Acquisition cost expenses include costs and expenses relating to the acquisition of properties. These costs were estimated to be up to .5% of the Gross Offering Proceeds and were paid from the Proceeds of the Offering, thereby increasing funds available for distribution.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this annual report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found throughout this report and particularly in the sections headed "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those expressed or implied in the forward-looking statements. For a discussion of the factors that may impact our ability to achieve these results, see the section headed "Risk Factors" contained in our registration statement dated April 7, 1998, as amended.

Liquidity and Capital Resources

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents, at December 31, 1998 and December 31, 1997, were $123,056,702 and $51,145,587, respectively. The increase in cash and cash equivalents since December 31, 1997 resulted primarily from the sale of Shares and loan proceeds from financing secured by the Company's properties. Partially offsetting the increase in cash and cash equivalents was the use of cash resources to purchase additional properties since December 31, 1997 and the payment of Offering Costs associated with the sale of Shares. The Company intends to use cash and cash equivalents to purchase additional properties, to pay distributions and for working capital requirements.

As of December 31, 1998, the Company had acquired eighty-five properties. The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. Beginning June 1, 1998, the Company increased the distribution paid to stockholders from $.87 per annum to $.88 per annum on weighted average shares. Distributions declared for the year ended December 31, 1998 were $35,443,213, of which $8,428,070 represents a return of capital for federal income tax purposes.

The Company monitors the various qualification tests it must meet to maintain its status as a real estate investment trust. Large ownership of the Company's stock is tested upon purchase to determine that no more than 50% in value of the outstanding stock is owned directly, or indirectly, by five or fewer persons or entities at any time. The Company also determines, on a quarterly basis, that the Gross Income, Asset and Distribution Tests imposed by the REIT requirements are met. On an ongoing basis, as due diligence is performed by the Advisor on potential real estate purchases or temporary investment of uninvested capital, the Company determines that the income from the new asset will qualify for REIT purposes. Beginning with the tax year ended December 31, 1995, the Company has qualified as a REIT.

Cash Flows From Operating Activities

Net cash provided by operating activities increased from $5,529,709 for the year ended December 31, 1996 to $15,923,839 for the year ended December 31, 1997 to $42,774,744 for the year ended December 31, 1998. These increases are due primarily to increases in net income, depreciation and accrued real estate taxes all resulting from an increase in the number of properties owned by the Company. As of December 31, 1998 the Company had acquired eighty-five properties, as compared to forty-four properties as of December 31, 1997, and twenty-one properties as of December 31, 1996.

Cash Flows From Investing Activities

The Company used approximately $344 million in cash for investing activities during the year ended December 31, 1998 compared to approximately $147 million and $69 million for the years ended December 31, 1997 and 1996, respectively. Substantially all of the cash was used to purchase properties during each year.

Cash Flows From Financing Activities

For the year ended December 31, 1998, the Company generated $373,520,427 of cash flows from financing activities as compared to $173,724,632 of cash flows generated from financing activities for the year ended December 31, 1997 and $71,199,936 for the year ended December 31, 1996. These increases are due primarily to the increase in proceeds raised of $290,099,616 from the sale of shares, net of shares repurchased for the year ended December 31, 1998, as compared to $168,138,616 from the sale of shares, net of shares repurchased for the year ended December 31, 1997 and $61,116,826 from the sale of shares, net of shares repurchased for the year ended December 31, 1996. These increases are also due to the Company obtaining $166,352,000 in financing secured by thirty-seven of the Company's properties for the year ended December 31, 1998, as compared to $43,926,176 in financing secured by fifteen of the Company's properties for the year ended December 31, 1997, and $25,670,000 in financing secured by twelve of the Company's properties for the year ended December 31, 1996. The weighted annual average interest rate on the mortgages payable outstanding at December 31, 1998 was approximately 7.00%. See Note (7) of the Notes to Consolidated Financial Statements (Item 8 of the Annual Report) for a description of the terms of the mortgages payable. These increases are partially offset by an increase in the cash used to pay costs associated with selling shares for the year ended December 31, 1998 as compared to the years ended December 31, 1997 and 1996. For the year ended December 31, 1998, the Company paid offering costs totaling $28,881,991, as compared to $17,563,326 paid for the year ended December 31, 1997 and $7,305,153 paid for the year ended December 31, 1996. These increases are also partially offset by an increase in the amount of distributions paid for the year ended December 31, 1998 of $33,297,236 as compared to the distributions paid for the year ended December 31, 1997 of $11,899,431 and distributions paid for the year ended December 31 ,1996 of $3,285,528.

The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the Gross Offering Proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including such selling expenses) which together exceed 15% of the Gross Offering Proceeds. As of December 31, 1998, organizational and offering costs totaling $57,572,899 did not exceed these limitations.


Results of Operations

At December 31, 1998, the Company owned fifteen single-user retail properties, fifty-seven Neighborhood Retail Centers and thirteen Community Centers.

Total income for the years ended December 31, 1998, 1997 and 1996 was $73,302,278, $29,421,585 and $6,327,734 respectively. These increases are due primarily to increases in rental income resulting from an increase in the number of properties owned by the Company and a full twelve months of operations on properties acquired during 1997 and 1996. As of December 31, 1998, the Company had acquired eighty-five properties, as compared to forty-four properties as of December 31, 1997 and twenty-one properties as of December 31, 1996. The purchase of additional properties also resulted in increases in property operating expenses including depreciation expense.

The increase in mortgage interest to Affiliates and non-affiliates for the year ended December 31, 1997, as compared to the year ended December 31, 1996, is due to an increase in mortgages payable from approximately $30,800,000 to approximately $106,600,000.

Similarly, the increase in mortgage interest to non-affiliates for the year ended December 31, 1998, as compared to the year ended December 31, 1997, is due to an increase in mortgages payable from approximately $106,600,000 to approximately $289,000,000.

Interest income is the result of cash and cash equivalents being invested in short-term investments until a property is purchased.

The increases in professional services to Affiliates and non-affiliates and general and administrative expenses to Affiliates and non-affiliates for the year ended December 31, 1998, as compared to the year ended December 31, 1997 and 1996, is due to an increase in the number of properties owned by the Company and an increase in the number of stockholders.

The increase in general and administrative expenses to Affiliates and non-affiliates for the year ended December 31, 1998, as compared to the years ended December 31, 1997 and 1996 is due primarily to an increase in the number of stockholders.

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. The Company paid an Advisor Asset Management Fee which represented .20%, .45% and .56% of the 1% of the Average Invested Assets for the years ended December 31, 1998, 1997 and 1996, respectively.

The increase in acquisition cost expenses to Affiliates and non-affiliates is due to the increased number of properties considered for acquisition by the Company and not purchased.

The consolidated financial statements include the accounts of the Company and the limited liability company ("LLC") which owns the Joliet Commons Shopping Center. The Company entered into an LLC with an unaffiliated third party (the "Seller") for the purchase of Joliet Commons. The transaction was structured such that the Company contributed approximately $52,000 for a 1% interest in an LLC and the Seller contributed a property with a value of approximately $19,733,000 and debt of approximately $14,569,000 to the LLC for a 99% interest. The Company is the managing member of the LLC. Due to the Company's ability as managing member to directly control the LLC, it is consolidated for financial reporting purposes. The Seller's interest is reflected as a minority interest in the accompanying consolidated financial statements.

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

State of Readiness

The Company has identified the following three areas for "Year-2000" compliance efforts:

Business Computer Systems: The majority of the Advisor's information technology systems were developed internally and include accounting, lease management, investment portfolio tracking, and tax return preparation. The Company has rights to the source code for these applications and employs programmers who are knowledgeable regarding these systems. The process of testing these internal systems to determine year 2000 compliance is nearly complete. The Company does not anticipate any material costs relating to its business computer systems regarding year 2000 compliance since the Company's critical hardware and software systems use four digits to represent the applicable year. The Company does use various computers, so-called "PC's", that may run software that may not use four digits to represent the applicable year. The Company is in the process of testing the PC hardware and software to determine year 2000 compliance, but it must be noted that such PC's are incidental to the Company's critical
systems.   The  Company  is  considering  independent  testing  of  its critical systems.

Tenants and Suppliers: The Company is in the process of surveying tenants, suppliers and other parties with whom the Company does a significant amount of business to identify the Company's potential exposure in the event such parties are not year 2000 compliant in a timely manner. At this time, the Company is not aware of any of these parties anticipating a material Year 2000 compliance issue. However, since this area involves some parties over which the Company has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Company is working closely with significant suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Company's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Company is not aware of any material impact on its business, operations or financial condition even if one or more parties is not Year 2000 compliant in a timely manner, due to the number and nature of the Company's diverse tenant base. The Company will continue to investigate and assess its tenants through the year ended December 31, 1999.

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

Year 2000 Costs

The Company's Advisor and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 10% of these costs will be directly allocated to and paid by the Company. The balance of the year 2000 compliance costs, approximately 97%, will be paid by the Advisor and its Affiliates. Total year 2000 compliance costs incurred through December 31, 1998 are estimated at approximately $5,000.

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

Contingency Plan

The Company expects to be Year 2000 compliant in advance of the year 2000. The Company will continue to monitor its progress and state of readiness, and is in the process of formulating a contingency plan which the Company will be prepared to adopt with respect to areas in which evidence arises that it may not become Year 2000 compliant in sufficient time. As part of its contingency plan, the Company may consider obtaining a line of credit to meet short term cash needs. In the event of a failure of the Company's business computer systems, the Company may also consider the need to delay distributions until its business computer systems could again process distributions or its tenants could begin payment of rents. As information is obtained that may indicate such parties may not become Year 2000 compliant in sufficient time, the Company is prepared to develop contingency plans, accordingly.


Subsequent Events

In January 1999, the Company received $13,887,649 of offering proceeds for subscriptions received as of December 31, 1998, bringing total Gross Offering Proceeds to approximately $553,219,062.

In January 1999, the Company paid a distribution of $3,809,911 to the Stockholders.

On January 6, 1999, the Company purchased The Plymouth Collection Shopping Center from an unaffiliated third party for approximately $6,626,000. The property is located in Plymouth, Minnesota and contains approximately 40,815 square feet of leasable space. Its anchor tenants are Golf Galaxy, Vintage Liquors and Paper Warehouse.

On January 20, 1999, the Company purchased the Circuit City Store from an unaffiliated third party for approximately $2,900,000. The property is located in Traverse City, Michigan and contains approximately 21,337 square feet of leasable space. Its sole tenant is Circuit City.

On February 1, 1999, the Company purchased the Loehmann's Plaza property from an unaffiliated third party for approximately $13,565,000. The property is located in Brookfield, Wisconsin and contains approximately 107,952 square feet of leasable space. Its anchor tenants are Loehmann's, Dickens Books and V. Richards Market.

On February 8, 1999, the Company purchased the Baytowne Square, Baytowne Shoppes and Wendy's Outlot property from an unaffiliated third party for approximately $12,655,000. The property is located in Champaign, Illinois and contains approximately 119,014 square feet of leasable space. Its anchor tenants are Staples and PetSmart.

On February 8, 1999, the Company purchased the Woodland Commons Shopping Center from an unaffiliated third party for approximately $20,036,511. The property is located in Buffalo Grove, Illinois and contains approximately 170,033 square feet of leasable space. As part of the purchase of this property, the Company agreed to assume the existing mortgage with Principal Life Insurance Company for $11,469,903.

On March 2, 1999, the  Company  received $1,117,665 as payment for approximately
5.173 acres of land dedicated to the City of St. Charles for the development of public improvements relating to the Stuarts Crossing Shopping Center.

On March 9, 1999, the Company purchased a single-user shopping center known as "Super Value - Indianapolis" from an unaffiliated third party for approximately $5,734,000. The property is located in Indianapolis, Indiana and contains approximately 67,541 square feet of leasable space. Its sole tenant is Cub Foods.

On March 9, 1999, the Company purchased a single-user shopping center known as "Super Value - Plymouth" from an unaffiliated third party for approximately $5,465,000. The property is located in Plymouth, Minnesota and contains approximately 67,510 square feet of leasable space. Its sole tenant is Cub Foods.

On March 17, 1999, the Company purchased the Gateway Square Shopping Center from an unaffiliated third party for approximately $6,940,000. The property is located in Hinsdale, Illinois and contains approximately 40,150 square feet of leasable space. Its anchor tenant is Calico Corners.

Impact of Accounting Principles

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, was issued in 1998 and is effective for fiscal years beginning after June 15, 1999.

In April 1998, the AICPA issued Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities." This statement provides guidance on the financial reporting of start-up activities and organization costs. It requires that costs of start-up activities and organization costs be expensed when incurred. Adoption of this statement is required for fiscal years beginning after December 15, 1998, and the Company plans to adopt the statement effective January 1, 1999. This statement will have no material impact.

Inflation

For the Company's Neighborhood  Retail  Centers and Community Centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. The Company's rental income and operating expenses for those properties owned or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties.


Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objectives is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instruments. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                         1999         2000       2001        2002       2003
                      ----------- ----------- ----------- ---------- ----------
Fixed rate debt        9,823,528     366,692   8,954,934    172,303  31,484,369
Average interest rate
  on maturing debt        8.00%         -         9.00%        -         7.32%

Variable rate debt        70,849   4,241,187        -          -           -
Average interest rate
  on maturing debt          -         7.03%         -          -           -

The fair value of the Company's debt approximates its carrying amount.

The Company entered into rate lock agreements in connection with two separate loans between the Company and Lehman Brothers Holdings, Inc. and Column Financial, Inc., respectively. These Agreements allowed the Company to set the interest rate on the loan at time of execution of such Agreements rather than at the funding. These Agreements were designed to hedge against higher interest rates at the time of the loan closings.

The Company paid Lehman Brothers Holdings, Inc. $636,000 of loan fees and $503,295 of other costs and paid Column Financial, Inc. $37,125 of loan fees and $267,884 of other costs in connection with these loans.

The Lehman Brothers Holdings, Inc. loan and the Column Financial, Inc. loan closed in October and November 1998, respectively.

Approximately $10,512,036 or 4% of  the  Company's mortgages payable at December
31, 1998 have variable  interest  rates  averaging  4.73%.    An increase in the
variable interest rate on certain mortgages payable constitutes a market risk.




Item 8.  Consolidated Financial Statements and Supplementary Data

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                     Index
                                     -----
                                                                         Page

Independent Auditors' Report.............................................  25

Financial Statements:

  Consolidated Balance Sheets, December 31, 1998 and 1997................  26

  Consolidated Statements of Operations for the years ended
    December 31, 1998, 1997 and 1996.....................................  28

  Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1998, 1997 and 1996.....................................  29

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996.....................................  30

  Notes to Consolidated Financial Statements.............................  32

Real Estate and Accumulated Depreciation (Schedule III)..................  47


Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors
Inland Real Estate Corporation:

We have audited the consolidated financial statements of Inland Real Estate Corporation (the Company) as listed in the accompanying index. In connection with the audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                        KPMG LLP


Chicago, Illinois
January 29, 1999
   except as to Note 13, which is as of March 17, 1999

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                          Consolidated Balance Sheets

                          December 31, 1998 and 1997


                                    Assets
                                    ------

                                                        1998         1997
                                                        ----         ----
Investment properties (Notes 1 and 5):
  Land............................................ $193,093,898     75,801,319
  Construction in progress (Note 9)...............    1,230,448           -
  Building and improvements.......................  452,885,969    200,509,519
                                                   ------------- -------------
                                                    647,210,315    276,310,838
  Less accumulated depreciation...................   17,161,998      5,665,483
                                                   ------------- -------------
  Net investment properties.......................  630,048,317    270,645,355
                                                   ------------- -------------
Cash and cash equivalents including amount
  held by property manager (Note 1)...............  123,056,702     51,145,587
Restricted cash (Notes 1 and 9)...................   15,613,197      2,073,799
Accounts and rents receivable (net of allowance
  for doubtful accounts of $200,000 and -0- at
  December 31, 1998 and 1997, respectively)
  (Note 6)........................................   12,720,962      4,926,643
Deposits and other assets (Note 8)................    2,854,836      3,924,431
Deferred organization costs (net of accumulated
  amortization of $16,477 and $10,985
  at December 31, 1998 and 1997, respectively)
  (Note 1)........................................       19,746         16,477
Loan fees (net of accumulated amortization
  of $395,962 and $131,266 at December 31, 1998
  and 1997, respectively,) (Note 1)...............    3,294,787        857,839
                                                   ------------- -------------
    Total assets.................................. $787,608,547    333,590,131
                                                   ============= =============















         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                          Consolidated Balance Sheets
                                  (continued)

                          December 31, 1998 and 1997



                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                       1998          1997
Liabilities:                                           ----          ----
  Accounts payable................................ $    917,483        47,550
  Accrued offering costs to Affiliates (Note 3)...      890,786       544,288
  Accrued offering costs to non-affiliates........        2,740        36,574
  Accrued interest payable to Affiliates..........        4,558         4,641
  Accrued interest payable to non-affiliates......    1,651,334       560,821
  Accrued real estate taxes.......................   14,384,234     7,031,732
  Distributions payable (Note 13).................    3,844,649     1,777,113
  Security deposits...............................    1,561,020       754,359
  Mortgages payable (Note 7)......................  288,982,470   106,589,710
  Unearned income.................................      448,809       495,535
  Other liabilities (Note 5)......................    5,208,755       493,116
  Due to Affiliates (Note 3)......................       32,925       337,825
                                                   ------------- -------------
    Total liabilities.............................  317,929,763   118,673,264
                                                   ------------- -------------
Minority interest (Note 2)........................    5,214,298          -
                                                   ------------- -------------
Stockholders' Equity (Notes 1 and 3):
  Preferred stock, $.01 par value, 6,000,000
    Shares authorized; none issued and outstanding
    at December 31, 1998 and December 31, 1997....         -             -
  Common stock, $.01 par value, 100,000,000 Shares
    authorized; 52,394,500 and 24,973,340 issued and
    outstanding at December 31, 1998 and 1997,
    respectively..................................      523,945       249,733
  Additional paid-in capital (net of offering
    costs of $57,536,374 and $28,341,719 at
    December 31, 1998 and 1997, respectively, of
    which $51,108,966 and $24,172,634 was paid
    to Affiliates, respectively)..................  481,271,094   220,640,345
  Accumulated distributions in excess
    of net income.................................  (17,330,553)   (5,973,211)
                                                   ------------- -------------
    Total stockholders' equity....................  464,464,486   214,916,867
                                                   ------------- -------------
Commitments and contingencies (Note 12)...........

Total liabilities and stockholders' equity........ $787,608,547   333,590,131
                                                   ============= =============




         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Operations

             For the years ended December 31, 1998, 1997 and 1996


                                          1998          1997         1996
Income:                                   ----          ----         ----
  Rental income (Notes 1 and 6)..... $ 51,133,774   21,112,365     4,467,903
  Additional rental income..........   16,679,388    6,592,983     1,336,809
  Interest income...................    5,185,534    1,615,520       438,188
  Other income......................      303,582      100,717        84,834
                                     ------------- ------------  ------------
                                       73,302,278   29,421,585     6,327,734
                                     ------------- ------------  ------------
Expenses:
  Professional services to
    Affiliates......................       83,203       29,304        16,476
  Professional services to
    non-affiliates..................      357,142       96,681        46,790
  General and administrative
    expenses to Affiliates..........      330,651      115,468        42,904
  General and administrative
    expenses to non-affiliates......      811,952      241,501        77,389
  Advisor asset management fee......      965,108      843,000       238,108
  Property operating expenses to
    Affiliates......................    2,779,053    1,120,429       229,307
  Property operating expenses to
    non-affiliates..................   18,238,307    7,742,595     1,643,867
  Mortgage interest to Affiliates...       55,154       86,455        64,165
  Mortgage interest to
    non-affiliates..................   13,366,445    5,568,109       533,320
  Depreciation......................   11,496,515    4,556,445       939,144
  Amortization......................      166,635      124,884        17,367
  Acquisition cost expenses to
    Affiliates......................      236,380      194,187          -
  Acquisition cost expenses to
    non-affiliates..................      201,403       55,306        26,676
                                     ------------- ------------  ------------
                                       49,087,948   20,774,364     3,875,513
                                     ------------- ------------  ------------
    Income before minority
      interest in earnings.......... $ 24,214,330    8,647,221     2,452,221

  Minority interest in earnings.....     (128,459)        -             -
                                     ------------- ------------  ------------
    Net income...................... $ 24,085,871         -             -
                                     ============= ============  ============

Basic net income per common share... $        .60          .57           .55
                                     ============= ============  ============

Diluted net income per common share. $        .60          .57           .55
                                     ============= ============  ============

         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                Consolidated Statements of Stockholders' Equity

             For the years ended December 31, 1998, 1997 and 1996

                                                    Accumulated
                                        Additional  Distributions
                             Common       Paid-in   in excess of
                              Stock       Capital     net income       Total
                           ----------- ------------ -------------- ------------
Balance January 1, 1996...     19,996   16,835,183       (240,113)  16,615,066

Net income................       -            -         2,452,221    2,452,221
Distributions declared
  ($.82 per weighted average
  common stock shares
  outstanding)............       -            -        (3,704,943)  (3,704,943)
Proceeds from Offering
  including DRP (net
  of Offering costs of
  $7,378,933).............     61,038   53,707,177           -      53,768,215
Repurchases of Shares.....        (34)     (30,287)          -         (30,321)
                           ----------- ------------ -------------- ------------
Balance December 31, 1996.     81,000   70,512,073     (1,492,835)  69,100,238

Net income................       -            -         8,647,221    8,647,221
Distributions declared
  ($.86 per weighted average
  common stock shares
  outstanding)............       -            -       (13,127,597)  (13,127,597)
Proceeds from Offering
  including DRP (net
  of Offering costs of
  $17,841,611)............    169,198  150,548,641           -      150,717,839
Repurchases of Shares.....       (465)    (420,369)          -         (420,834)
                           ----------- ------------ -------------- ------------
Balance December 31, 1997.    249,733  220,640,345     (5,973,211)  214,916,867

Net income................       -            -        24,085,871    24,085,871
Distributions declared
  ($.88 per weighted average
  common stock shares
  outstanding)............       -            -       (35,443,213)  (35,443,213)
Proceeds from Offering
  including DRP (net
  of Offering costs of
  $29,194,655 and
  subscriptions receivable)
 (Note 13)................    275,668  261,946,748           -      262,222,416
Repurchases of Shares.....     (1,456)  (1,315,999)          -       (1,317,455)
                           ----------- ------------ -------------- ------------
Balance December 31, 1998. $  523,945  481,271,094    (17,330,553)  464,464,486
                           =========== ============ ============== =============


         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Cash Flows

             For the years ended December 31, 1998, 1997 and 1996

                                          1998           1997           1996
Cash flows from operating activities:     ----           ----           ----
  Net income........................ $  24,085,871      8,647,221     2,452,221
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation....................    11,496,515      4,556,445       939,144
    Amortization....................       166,635        124,884        17,367
    Minority interest in
      earnings......................      (128,459)          -             -
    Rental income under master
      lease agreements..............     1,981,774        410,361       437,678
    Straight line rental income.....    (2,120,951)      (654,978)     (119,225)
    Allowance for doubtful accounts.       200,000           -             -
    Interest on unamortized
      loan fees.....................       103,855           -             -
    Changes in assets and liabilities:
      Accounts and rents receivable.    (5,873,368)    (2,356,909)   (1,461,708)
      Other assets..................      (848,935)      (810,073)       62,295
      Accounts payable..............        98,201       (242,362)      283,038
      Accrued interest payable......     1,090,430        508,342        51,878
      Accrued real estate taxes.....     7,352,502      4,260,843     2,396,709
      Security deposits.............       806,661        506,590       193,286
      Other liabilities.............     4,715,639        460,296         3,968
      Due to Affiliates.............      (304,900)        82,234       248,314
      Unearned income...............       (46,726)       430,945        24,744
Net cash provided by operating       -------------- -------------- -------------
  activities........................    42,774,744     15,923,839     5,529,709
                                     -------------- -------------- -------------
Cash flows from investing activities:
  Restricted cash...................   (13,539,398)    (1,951,756)         -
  Additions to investment properties
    net of related payables.........    (2,514,122)      (836,962)     (136,819)
  Purchase of investment properties.  (329,018,618)  (141,187,371)  (68,717,979)
  Deposit for tenant improvements...          -              -         (122,043)
  Construction in progress..........    (1,230,448)          -             -
  Deposits on investment properties.     1,918,530     (3,018,530)         -
Net cash used in investing           -------------- -------------- -------------
  activities........................  (344,384,056)  (146,994,619)  (68,976,841)
                                     -------------- -------------- -------------
Cash flows from financing activities:
  Proceeds from offering............   291,417,071    168,559,450    61,147,147
  Repurchase of Shares..............    (1,317,455)      (420,834)      (30,321)
  Payments of offering costs........   (28,881,991)   (17,563,326)   (7,305,153)
  Loan proceeds.....................   166,352,000     43,926,176    25,670,000
  Loan fees.........................    (2,701,644)      (638,819)     (350,286)





         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Cash Flows
                                  (continued)

             For the years ended December 31, 1998, 1997 and 1996

                                          1998           1997           1996
                                          ----           ----           ----
  Distributions paid................ $ (33,297,236)   (11,899,431)   (3,285,528)
  Repayment of notes from Affiliate.          -        (8,000,000)   (3,271,185)
  Principal payments of debt........   (18,041,255)      (238,584)   (1,374,738)
  Payment of deferred organization
    costs...........................        (9,063)          -             -
 Net cash provided by financing      -------------- -------------- -------------
  activities........................   373,520,427    173,724,632    71,199,936
                                     -------------- -------------- -------------
Net increase in cash and
  cash equivalents..................    71,911,115     42,653,852     7,752,804
Cash and cash equivalents at
  beginning of year.................    51,145,587      8,491,735       738,931
                                     -------------- -------------- -------------
Cash and cash equivalents at
  end of year....................... $ 123,056,702     51,145,587     8,491,735
                                     ============== ============== =============


Supplemental schedule of noncash investing and financing activities:


                                          1998           1997           1996
                                          ----           ----           ----
Purchase of investment properties..  $(368,364,949)  (181,251,256)  (77,421,408)
  Assumption of mortgage debt......     34,082,015     32,063,885     5,803,429
  Note payable to Affiliate........           -         8,000,000     2,900,000
  Minority interest................      5,264,316           -             -
                                     -------------- -------------- -------------
                                     $(329,018,618)  (141,187,371)  (68,717,979)
                                     ============== ============== =============

Distributions payable..............  $   3,844,649      1,777,113       548,947
                                     ============== ============== =============

Cash paid for interest.............  $  12,435,024      5,146,222       545,607
                                     ============== ============== =============











         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements

             For the years ended December 31, 1998, 1997, and 1996


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

On October 14, 1994, the Company commenced an initial public offering, on a best efforts basis, ("Initial Offering") of 5,000,000 shares of common stock ("Shares") at $10 per Share. As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the Initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Second Offering"). As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares, thereby completing the Second Offering. On July 14, 1997, the Company commenced an offering of an additional 20,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Third Offering"). As of March 19, 1998, the Company had received subscriptions for a total of 20,000,000 Shares, thereby completing the Third Offering. On April 7, 1998, the Company commenced an offering of an additional 27,000,000 Shares at $11.00 per Share, on a best efforts basis, (the "Fourth Offering"). As of December 31, 1998, the Company had received subscriptions for a total of 16,642,397 Shares in the Fourth Offering. In addition, as of December 31, 1998, the Company has distributed 2,212,934 Shares through the Company's Distribution Reinvestment Program ("DRP"). As of December 31, 1998, the Company has repurchased a total of 198,375 Shares through the Share Repurchase Program. As a result, as of December 31, 1998, Gross Offering Proceeds total $539,331,413, net of Shares repurchased through the Share Repurchase Program.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

On September 28, 1998, the Company engaged Everen Securities, Inc. to advise the Company on strategic alternatives designed to increase the stockholder value. These alternative include, but are not limited to, evaluating whether:
(1) the Company should become internally advised and managed by acquiring the Advisor and the Property Manager; (2) the Company should list its common stock on an exchange or other trading system; and (3) the Company should seek to merge with a third party that is already listed on an exchange or other trading system. Everen Securities, Inc. is expected to complete its advisor engagement by the third quarter 1999.

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

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates fair value.

Restricted cash includes amounts held in escrow for various properties. These escrows were established for principal payments of debt, payment of real estate tax and insurance on certain mortgaged properties, master lease, tenant
improvements,  leasing   commissions   and   guarantees   of   previous  owners
obligations.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


Deposits and other assets represent deposits made to third parties for financing in progress and potential acquisitions.

Statement of Financial Accounting Standards No. 121 requires the Company to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of properties. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 1998, the Company does not believe any such impairment of its properties exists.

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

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets. The Company recognizes percentage rents as they are received.

The Company believes that the interest rates associated with the mortgages payable approximate the market interest rates for these types of debt instruments, and as such, the carrying amount of the mortgages payable and notes payable to Affiliates approximate their fair value.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

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

In 1998, the Company adopted FASB No. 128, Earnings per Share. This Statement did not have a material effect on the Company's primary or diluted net income per share.

In April 1998, the AICPA issued Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities." This statement provides guidance on the financial reporting of start-up activities and organization costs. It requires that costs of start-up activities and organization costs be expensed when incurred. Adoption of this statement is required for fiscal years beginning after December 15, 1998, and the Company plans to adopt the statement effective January 1, 1999, and report the impact as a cumulative effect of a change in accounting principle. This statment will have no material impact.

The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument. The Company has designated these derivative financial instruments as hedges and applies deferral accounting, as the instrument to be hedged exposes the Company to interest rate risk, and the derivative financial instrument reduces that exposure. Gains and losses related to the derivative financial instrument are deferred and amortized over the terms of the hedged instrument. If a derivative terminates or is sold, the gain or loss is deferred and amortized over the remaining life of the derivative. The Company has only entered into derivative transactions that satisfy the aforementioned criteria.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

(2) Basis of Accounting

The consolidated financial statements include the accounts of the Company and the limited liability company ("LLC") which owns the Joliet Commons Shopping Center. The Company entered into an LLC with an unaffiliated third party (the "Seller") for the purchase of Joliet Commons. The transaction was structured such that the Company contributed approximately $52,000 for a 1% interest in an LLC and the Seller contributed a property with a value of approximately $19,733,000 and debt of approximately $14,569,000 to the LLC for a 99% interest. Due to the Company's ability as managing member to directly control the LLC, it is consolidated for financial reporting purposes.

(3) Transactions with Affiliates

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to each of the Offerings. Such expenses include postage, data processing and marketing and are reimbursed at cost. The collective costs to Affiliates incurred relating to the Offerings were $1,489,541 and $1,047,694 as of December 31, 1998 and 1997, respectively, of which $0 and $24,374 were unpaid as of December 31, 1998 and 1997, respectively. In addition, an Affiliate of the Advisor serves as Dealer Manager of each of the Offerings and is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance fee from the Company in connection with each of the Offerings. Such amounts incurred were $49,619,425 and $23,124,939 as of December 31, 1998 and 1997,
respectively, of which $890,786 and $519,914 was unpaid as of December 31, 1998 and 1997, respectively. Approximately $42,235,726 and $19,581,000 of these commissions had been passed through from the Affiliate to unaffiliated soliciting broker/dealers as of December 31, 1998 and 1997, respectively.

As of December 31, 1998, the Company had incurred $57,572,899 of organization and offering costs to Affiliates and non-affiliates. Pursuant to the terms of each of the Offerings, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the gross proceeds of the Offerings (the "Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of December 31, 1998, organizational and offering costs expenses did not exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon payment of any remaining costs associated with the Fourth Offering.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the administration of the Company. Such costs of $83,203, $86,171 and $262,233 are included in professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed to Affiliates, respectively for the year ended December 31, 1998.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


The Advisor may receive an annual Advisor Asset Management Fee of not more than
1% of the Average Invested Assets, paid  quarterly.   For any year in which the
Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus Other Operating Expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return. The Advisor Asset Management Fee plus other operating expenses paid during the previous calendar year did not exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year and Stockholder's received an annual Distribution greater than an 8% return. Accordingly, for the year ended December 31, 1998, the Company has incurred $965,108 of Advisor Asset Management Fees, of which $32,925 remained
unpaid at December 31, 1998.   The  Advisor may receive an annual Advisor Asset
Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. The Company paid an Advisor Asset Management Fee which represented
 .20%, .45% and 56% of the 1% of the Average Invested Assets for the years ended December 31, 1998, 1997 and 1996, respectively.

An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. The Company incurred and paid Property Management Fees of $2,779,053, $1,120,429 and $229,307 for the years ended December 31, 1998, 1997 and 1996, respectively, all of which has been paid.

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


(4) Stock Option Plan and Soliciting Dealer Warrant Plan

The Company adopted an amended and restated Independent Director Stock Option Plan which granted each Independent Director an option to acquire 3,000 Shares as of the date they become a Director and an additional 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 1995 if the Independent Director is a member of the Board on such date. The options for the initial 3,000 Shares granted shall be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The succeeding options are exercisable on the second anniversary of the date of grant. As of December 31, 1998, options for 1,000 Shares have been exercised for $9.05 per Share. For the years ended December 31, 1998, 1997 and 1996, options to purchase 13,500, 12,500 and 7,500 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding during each of the respective periods.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


In addition to  sales  commissions,  Soliciting  Dealers  may  also receive one
Soliciting Dealer Warrant for each 40 Shares sold by such Soliciting Dealer during the offerings, subject to state and federal securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one Share from the Company at a price stated in the Offering during the period commencing with the first date upon which the Soliciting Dealer Warrants are issued and ending upon the exercise period. Notwithstanding the foregoing no Soliciting Dealer Warrant will be exercisable until one year from the date of issuance. As of
December 31, 1998, 1,159,421 warrants had been issued. As of December 31, 1998, none of these warrants were exercised. These warrants are assumed to have no value.


(5) Investment Properties

As part of several purchases, the Company receives rent under master lease agreements on the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The cumulative amount of such payments was $2,962,829 and $981,055 as of December 31, 1998 and 1997,
respectively (Note 6).



Pro Forma Information (unaudited)

The Company acquired its investment properties at various times. The following table sets forth certain summary unaudited pro forma operating data as if the acquisitions had been consummated as of the beginning of the previous respective period.

                                                     For the years ending
                                                         December 31,
                                                      1998          1997
                                                      ----          ----
         Rental income........................... $ 63,332,102    54,315,842
         Additional rental income................   21,603,337    19,312,169
         Total revenues..........................   90,422,448    75,343,248
         Property operating expenses.............   27,096,436    25,327,075
         Total depreciation......................   14,643,015    13,021,126
         Total expenses..........................   59,789,811    52,607,842
         Net income..............................   30,632,637    22,735,406

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

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

(6) Operating Leases

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

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:


      Minimum Lease
                                                       Payments
                                                    -------------
         1999...................................... $ 66,603,241
         2000......................................   61,500,117
         2001......................................   55,708,073
         2002......................................   51,603,773
         2003......................................   46,854,812
         Thereafter................................  381,231,617
                                                    -------------
         Total..................................... $663,501,633
                                                    =============


Remaining lease terms range from one year to forty-five years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of their pro rata share of the real estate taxes and operating
expenses of the  property.    Such  amounts  are  included  in additional rental
income.

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $2,120,951, $654,978 and $119,225 in 1998, 1997 and 1996, of rental income for the period of occupancy for which stepped rent increases apply and $2,907,567 and $786,616 in related accounts and rents receivable as of December 31, 1998 and 1997, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


(7) Mortgages Payable

Mortgages payable consist of the following at December 31, 1998 and 1997:

                        Current              Current         Balance at
Property as             Interest   Maturity  Monthly   Dec. 31,     Dec. 31,
Collateral                Rate       Date   Payment(a)    1998        1997
-------------          ---------- --------- --------- -----------  -----------
Mortgage payable to Affiliate:
  Walgreens               7.65%    05/2004  $  5,689  $   714,443      727,472

Mortgages payable to non-affiliates:
  Regency Point           7.03%    08/2000     (b)      4,312,036    4,373,461
  Eagle Crest             7.85%    10/2003    15,373    2,350,000    2,350,000
  Nantucket Square        7.85%    10/2003    14,392    2,200,000    2,200,000
  Antioch Plaza           7.85%    10/2003     5,724      875,000      875,000
  Mundelein Plaza         7.85%    10/2003    18,382    2,810,000    2,810,000
  Montgomery-Goodyear     7.85%    10/2003     4,121      630,000      630,000
  Montgomery-Sears        7.85%    08/2003    10,761    1,645,000    1,645,000
  Hartford/Naperville     7.85%    08/2003    15,111    2,310,000    2,310,000
  Zany Brainy             7.59%    01/2004     7,875    1,245,000    1,245,000
  Prospect Heights
    Plaza                 7.59%    01/2004     6,926    1,095,000    1,095,000
  Hawthorn Village
    Commons               7.59%    01/2004    27,071    4,280,000    4,280,000
  Six Corners Plaza       7.59%    01/2004    19,608    3,100,000    3,100,000
  Salem Square
    Shopping Center       7.59%    01/2004    19,797    3,130,000    3,130,000
  Lansing Square          7.80%    01/2004    52,975    8,150,000    8,150,000
  Spring Hill Fashion
    Mall                  7.80%    01/2004    30,485    4,690,000    4,690,000
  Aurora Commons (c)      9.00%    10/2001    85,423    9,205,252    9,392,602
  Maple Park Place        7.65%    06/2004    48,769    7,650,000    7,650,000
  Dominicks-Schaumburg    7.49%    06/2004    33,365    5,345,500    5,345,500
  Summit Park Ridge       7.49%    06/2004     9,987    1,600,000    1,600,000
  Lincoln Park Place      7.49%    06/2004     6,554    1,050,000    1,050,000
  Crestwood Plaza         7.65%    06/2004     5,765      904,380      904,380
  Park St. Claire         7.65%    06/2004     4,861      762,500      762,500
  Quarry                  7.65%    06/2004     5,738      900,000      900,000
  Grand/Hunt Club         7.49%    06/2004    11,210    1,796,000    1,796,000
  Rivertree Court (d)    10.03%    11/1998      -            -      15,700,000
  Niles Shopping Center   7.23%    01/2005     9,745    1,617,500    1,617,500
  Ameritech               7.23%    01/2005     3,147      522,375      522,375
  Calumet Square          7.23%    01/2005     6,223    1,032,920    1,032,920
  Sequoia Shopping
    Center                7.23%    01/2005     9,068     1,505,000   1,505,000
  Dominick's Highland
    Park                  7.21%    12/2004    38,453     6,400,000   6,400,000
  Fashion Square (e)      3.13%    12/2014    19,740     6,200,000   6,800,000
  Mallard Crossing        7.28%    03/2005    25,041     4,050,000        -
  Prairie Square          7.00%    04/2005     9,215     1,550,000        -

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                        Current              Current         Balance at
Property as             Interest   Maturity  Monthly   Dec. 31,     Dec. 31,
Collateral                Rate       Date   Payment(a)    1998        1997
-------------          ---------- --------- --------- -----------  -----------
 Orland Park Retail       7.00%    04/2005     3,716       625,000        -
 Maple Plaza              7.00%    04/2005     9,408     1,582,500        -
 Iroquois Center          7.00%    04/2005    35,374     5,950,000        -
 Dominicks-Countryside    6.99%    04/2003     6,827     1,150,000        -
 Wilson Plaza             7.00%    04/2005     3,864       650,000        -
 Eagle Country Market     7.00%    04/2005     8,621     1,450,000        -
 Terramere Plaza          7.00%    04/2005    13,094     2,202,500        -
 Shops at Coopers
   Grove                  7.00%    04/2005    17,241     2,900,000        -
 Party City               7.00%    04/2005     5,871       987,500        -
 Cobbler Crossing         7.00%    02/2005    31,946     5,476,500        -
 Dominicks-Glendale
   Heights                7.00%    01/2005    23,917     4,100,000        -
 Riversquare Shopping
   Center                 7.15%    01/2005    18,173     3,050,000        -
 Shorecrest Plaza         7.10%    03/2003    17,620     2,978,000        -
 Shoppes of Mill
   Creek                  8.00%    09/1999    63,333     9,500,000        -
 Woodfield Plaza          6.65%    05/2005    53,200     9,600,000        -
 Schaumburg Plaza (f)     9.25%    12/2009    30,125     3,908,082        -
 Downers Grove Market     6.82%    08/2005    60,243    10,600,000        -
 Woodfield Commons-
   East/West              6.50%    12/2005    72,123    13,500,000        -
 Dominicks-West
   Chicago                6.66%    10/2003    17,483     3,150,000        -
 Marketplace at Six
   Corners                7.00%    12/2003    65,333    11,200,000        -
 Joliet Commons           7.79%    10/2007   105,719    14,569,482        -
 Edinburgh Festival       6.75%    06/2008    26,015     4,625,000        -
 Lehman secured
   financing (g)          6.36%    10/2008   299,025    54,600,000        -
 Column secured
   financing (h)          7.00%    11/2008   150,695    25,000,000        -
                                                      ------------ -----------
Mortgages Payable.................................... $288,982,470 106,589,710
                                                      ============ ===========

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

(a) All payments are interest only, with the exception of the loans secured by the Walgreens, Regency Point, Aurora Commons and Joliet Commons properties.

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

(d) This mortgage payable was refinanced prior to maturity. See footnote (h) for information on the new mortgage payable.

(e) As part of the purchase of this property, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 offered by the Village of Skokie, Illinois. The interest rate floats and is reset weekly by a re-marketing agent. The current rate is 3.13%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the bond outstanding. In addition, there is a .125% re-marketing fee paid annually and a trustee fee of $250 paid quarterly. On January 15, 1998, the Company made a $600,000 paydown on the principal outstanding.

(f) The seller deposited money into an escrow account, which together with interest earnings on the deposit, will provide a sum that will be drawn down on a monthly basis by the Company to reduce the effective interest rate paid on the loan to 7% per annum for a period of five years.

(g) The Company paid $636,000 of loan fees and $503,295 of other costs associated with this financing with Lehman Brothers Holdings Inc. ("Lehman"). This agreement allowed the Company to secure a rate lock agreement to set the interest rate at the time of execution of this financing, thus protecting the Company from future interest rate increases.

(h) The Company paid $37,125 of loan fees and $267,884 of other costs associated with this financing with Column Financial Inc. ("Column"). This agreement allowed the Company to secure a rate lock agreement to set the interest rate at the time of execution of this financing, thus protecting the Company from future interest rate increases.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

As of December 31, 1998, the required future principal payments on the Company's mortgages payable over the next five years are as follows:

              1999.................................... $ 9,894,377
              2000....................................   4,607,879
              2001....................................   8,954,934
              2002....................................     172,303
              2003....................................  31,484,369

(8)  Deposits and Other Assets

On September 15, 1998, the Company made initial deposits totaling $1,100,000 for the purchase of three properties. The balance of the purchase prices, approximately $14,300,000, will be paid upon completion of the construction of the centers. The final purchase price may vary depending upon the final net operating income of the properties after lease up.

The Company earns interest on these deposits at the rate of 9.375% per annum.

The remaining balance represents deposits made to third parties for potential acquisitions.


(9)  Construction in Progress

On August 6, 1998, the Company acquired title to approximately 27 acres of land in St. Charles, Illinois, to be developed into a 204,640 square foot shopping center to be known as "Stuarts Crossing" from an unaffiliated third party. The initial purchase price of $14,176,627, was funded with cash and cash equivalents. Included in the purchase price paid by the Company is $5,351,744 of land and $8,824,883 in cash which has been placed in a development escrow for infrastructure development and the construction of a Jewel/Osco Food Store and adjacent stores. $7,467,500 of this development escrow is included in restricted cash and $1,230,448 is included in construction in progress net of interest income earned on the development escrow.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


(10) Earnings per Share

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years ended December 31, 1998, 1997 and 1996, options to purchase 13,500, 12,500 and 7,500 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding during each of the respective periods.

As of December 31, 1998, warrants to purchase 1,159,421 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market prices of common shares.

The weighted average number of common shares outstanding were 40,359,796, 15,225,983 and 4,494,620 for the years ended December 31, 1998, 1997 and 1996, respectively.


(11) Segment Reporting

The Company owns and seeks to acquire single-user retail centers, neighborhood and community shopping centers in the Midwest, generally consisting of the states of Illinois, Indiana, Michigan, Minnesota, Ohio and Wisconsin. All of the Company's eighty-five shopping centers are located in these states. Such shopping centers are typically anchored by grocery and drug stores complemented with stores providing a wide range of other goods and services to shoppers.

The Company assesses and measures operating results on an individual property basis for each of its eighty-five shopping centers based on net property
operations.    Since  all  of the Company's shopping centers
exhibit highly similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth,the shopping centers have been aggregated and reported as one operating segment.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

The property revenues, property net operations, and property assets of the reportable segments are summarized in the following tables as of December 31, 1998 and 1997, and for each of the years in the three-year period then ended, along with a reconciliation to net income:

                                       1998          1997         1996
                                       ----          ----         ----
Total property revenues.........  $ 68,116,744    27,806,065    5,889,546
Total property operating
  expenses......................    21,017,360     8,863,024    1,873,174
Mortgage interest................   13,421,599     5,654,564      597,485
                                  ------------- ------------- ------------
Net property operations..........   33,677,785    13,288,477    3,418,887
                                  ------------- ------------- ------------
Interest income..................    5,185,534     1,615,520      438,188
Less non property expenses:
  Professional services..........      440,345       125,985       63,266
  General and administrative.....    1,142,603       356,969      120,293
  Advisor asset management fee...      965,108       843,000      238,108
  Depreciation and amortization..   11,663,150     4,681,329      956,511
  Acquisition cost expense.......      437,783       249,493       26,676
                                  ------------- ------------- ------------
Net income before minority
  interest in earnings........... $ 24,214,330     8,647,221    2,452,221
                                  ============= ============= ============

Net investment properties........ $630,048,317   270,645,355
                                  ============= =============

(12) Commitments and Contingencies

In connection with a tax increment financing district for one of the Company's properties, the Company is contingently liable for any shortfalls in the Tax Increment as defined. At December 31, 1998, the Company does not believe any shortfall under the Tax Increment will be due.

As of December 31, 1998 the Company is in the process of surveying tenants, suppliers and other parties with whom the Company does a significant amount of business in order to evaluate potential exposure in the event these parties are not year 2000 compliant on a timely basis. As information is obtained the Company will be prepared to develop contingency plans accordingly. The Company's assessments are at a preliminary stage, however the Company is not currently aware of any material non-compliance by critical tenants or suppliers. Certain factors especially as it relates to the systems of third party suppliers or tenants are out of the Company's control. The failure of these suppliers or tenants systems could have a material adverse effect on the Company.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


(13) Subsequent Events

In January, 1999, the Company received $13,887,649 of offering proceeds for subscriptions received as of December 31, 1998, bringing total gross offering proceeds to approximately $553,219,062.

In January 1999, the Company paid a distribution of $3,844,649 to the Stockholders.

Subsequent to December 31, 1998, the Company has purchsed eight additional properties from unafilliated third parties for a combined purchase price of approximately $83,900,000.

On March 2, 1999, the Company  received $1,117,665 as payment for approximately
5.173 acres of land dedicated to the City of St. Charles for the development of public improvements relating to the Stuarts Crossing Shopping Center.

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

                                                 INLAND REAL ESTATE CORPORATION
                                                    (a Maryland corporation)

                                                          Schedule III
                                            Real Estate and Accumulated Depreciation

                                                        December 31, 1998
                                         Initial Cost                                Gross amount at which carried
                                              (A)                                        at end of period (B)
                                    ------------------------             ----------------------------------------------- Date
                                                  Buildings  Adjustments    Land       Buildings            Accumulated  Con-
                                                    and          to          and         and         Total  Depreciation stru- Date
                       Encumbrance     Land     improvements  Basis (C)  improvements improvements    (D)        (E)     cted  Acq
                       ------------ ----------- ------------ ----------- ------------ ------------ -------- ------------ ---- -----
Single-user Retail
------------------
  Walgreens/Decatur
    Decatur, IL....... $    714,443 $    78,330   1,130,723       -           78,330   1,130,723    1,209,053    147,622  1988 01/95

  Zany Brainy
    Wheaton, IL.......    1,245,000     838,000   1,626,033        664       838,000   1,626,697    2,464,697    135,537  1995 07/96

  Ameritech
    Joliet, IL........      522,375     170,000     883,293      2,544       170,000     885,837    1,055,837     49,484  1995 05/97

  Dominicks-Schaumburg
    Schaumburg, IL....    5,345,500   2,294,437   8,392,661      2,679     2,294,437   8,395,340   10,689,777    442,959  1996 05/97

  Dominicks-Highland Park
    Highland Park, IL.    6,400,000   3,200,000   9,597,963      2,200     3,200,000   9,600,163   12,800,163    610,649  1996 06/97

  Dominicks-Glendale Heights
    Glendale Heights, IL  4,100,000   1,265,000   6,942,997      9,194     1,265,000   6,952,191    8,217,191    309,970  1997 09/97

  Party City
    Oakbrook Terrace, IL    987,500     750,000   1,231,271       -          750,000   1,231,271    1,981,271     47,842  1985 11/97

  Eagle Country Market
    Roselle, IL.......    1,450,000     966,667   1,940,898       -          966,667   1,940,898    2,907,565     92,264  1990 11/97

  Dominicks-West Chicago
    West Chicago, IL..    3,150,000   1,980,130   4,325,331       -        1,980,130   4,325,331    6,305,461    155,809  1990 01/98

  Walgreens-Woodstock
    Woodstock, IL.....      569,610     395,080     774,906       -          395,080     774,906    1,169,986     14,567  1973 06/98

  Bakers Shoes
    Chicago, IL.......         -        645,284     342,162       -          645,284     342,162      987,446      2,851  1891 09/98

  Carmax-Schaumburg
    Schaumburg, IL....         -      7,142,020  13,460,108       -        7,142,020  13,460,108   20,602,128     37,389  1998 12/98

  Carmax-Tinley Park
    Tinley Park, IL...         -      6,788,880  12,112,120       -        6,788,880  12,112,120   18,901,000     33,645  1998 12/98

  Staples
    Freeport, IL......         -        725,288   1,968,975       -          725,288   1,968,975    2,694,263      6,149  1998 04/98

  Hollywood Video-Hammond
    Hammond, IN.......         -        405,213     945,758       -          405,213     945,758    1,350,971      2,627  1998 12/98





                                                      INLAND REAL ESTATE CORPORATION
                                                         (a Maryland corporation)

                                                         Schedule III (continued)
                                                 Real Estate and Accumulated Depreciation

                                                             December 31, 1998


                                         Initial Cost                                Gross amount at which carried
                                              (A)                                        at end of period (B)
                                    ------------------------             ----------------------------------------------- Date
                                                  Buildings  Adjustments    Land       Buildings            Accumulated  Con-
                                                    and          to          and         and         Total  Depreciation stru- Date
                       Encumbrance     Land     improvements  Basis (C)  improvements improvements    (D)        (E)     cted  Acq
                       ------------ ----------- ------------ ----------- ------------ ------------ -------- ------------ ---- -----

Neighborhood Retail Centers
---------------------------
  Eagle Crest Shopping Center
    Naperville, IL....    2,350,000   1,878,618   2,938,352    269,531     1,878,618   3,207,883    5,086,501    389,258  1991 03/95

  Montgomery-Goodyear
    Montgomery, IL....      630,000     315,000     834,659    (11,158)      315,000     823,501    1,138,501     89,305  1991 09/95

  Hartford/Naperville Plaza
    Naperville, IL....    2,310,000     990,000   3,427,961     13,002       990,000   3,440,963    4,430,963    402,832  1995 09/95

  Nantucket Square
    Schaumburg, IL....    2,200,000   1,908,000   2,349,918    (69,881)    1,908,000   2,280,037    4,188,037    247,194  1980 09/95

  Antioch Plaza
    Antioch, IL.......      875,000     268,000   1,360,445   (120,629)      268,000   1,239,816    1,507,816    136,741  1995 12/95

  Mundelein Plaza
    Mundelein, IL.....    2,810,000   1,695,000   3,965,561    (38,893)    1,695,000   3,926,668    5,621,668    360,284  1990 03/96

  Regency Point
    Lockport, IL......    4,312,036   1,000,000   4,720,800    (19,377)    1,000,000   4,701,423    5,701,423    430,965  1993 04/96

  Prospect Heights
    Prospect Heights, IL  1,095,000     494,300   1,683,005     32,061       494,300   1,715,066    2,209,366    139,285  1985 06/96

  Montgomery-Sears
    Montgomery, IL....    1,645,000     768,000   2,654,681    (77,754)      768,000   2,576,927    3,344,927    220,162  1990 06/96

  Salem Square
    Countryside, IL...    3,130,000   1,735,000   4,449,217    (16,960)    1,735,000   4,432,257    6,167,257    357,219  1973 08/96

  Hawthorn Village
    Vernon Hills, IL..    4,280,000   2,619,500   5,887,640     46,891     2,619,500   5,934,531    8,554,031    474,302  1979 08/96

  Six Corners
    Chicago, IL.......    3,100,000   1,440,000   4,532,977      3,638     1,440,000   4,536,615    5,976,615    334,195  1966 10/96

  Spring Hill Fashion Corner
    West Dundee, IL...    4,690,000   1,794,000   7,415,396      8,955     1,794,000   7,424,351    9,218,351    525,442  1985 11/96

  Crestwood Plaza
    Crestwood, IL.....      904,380     325,577   1,483,183      4,750       325,577   1,487,933    1,813,510     99,164  1992 12/96






                                                      INLAND REAL ESTATE CORPORATION
                                                         (a Maryland corporation)

                                                         Schedule III (continued)
                                                 Real Estate and Accumulated Depreciation

                                                             December 31, 1998

                                         Initial Cost                               Gross amount at which carried
                                              (A)                                       at end of period (B)
                                    ------------------------             ----------------------------------------------- Date
                                                  Buildings  Adjustments    Land       Buildings             Accumulated  Con-
                                                    and          to          and         and         Total  Depreciation stru- Date
                       Encumbrance     Land     improvements  Basis (C)  improvements improvements    (D)         (E)     cted  Acq
                       ------------ ----------- ------------ ----------- ------------ ------------ -------- ------------ ---- -----

  Park St. Claire
    Schaumburg, IL....      762,500     319,578     986,920    226,674       319,578   1,213,594    1,533,172    145,054  1994 12/96

  Summit of Park Ridge
    Park Ridge, IL....    1,600,000     672,000   2,498,050     23,009       672,000   2,521,059    3,193,059    167,925  1986 12/96

  Grand and Hunt Club
    Gurnee, IL........    1,796,000     969,840   2,622,575    (52,811)      969,840   2,569,764    3,539,604    171,313  1996 12/96

  Quarry Outlot
    Hodgkins, IL......      900,000     522,000   1,278,431      8,872       522,000   1,287,303    1,809,303     85,772  1996 12/96

  Aurora Commons
    Aurora, IL........    9,205,252   3,220,000   8,318,861     11,391     3,220,000   8,330,252   11,550,252    587,845  1988 01/97

  Lincoln Park Place
    Chicago, IL.......    1,050,000     819,000   1,299,902    (91,262)      819,000   1,208,640    2,027,640     80,795  1990 01/97

  Niles Shopping Center
    Niles, IL.........    1,617,500     850,000   2,466,389     26,658       850,000   2,493,047    3,343,047    137,931  1982 04/97

  Mallard Crossing
    Elk Grove Village, IL 4,050,000   1,778,667   6,331,943    (51,910)    1,778,667   6,280,033    8,058,700    369,202  1993 05/97

  Cobblers Crossing
    Elgin, IL.........    5,476,500   3,200,000   7,763,940   (145,569)    3,200,000   7,618,371   10,818,371    445,527  1993 05/97

  Calumet Square
    Calumet City, IL..    1,032,920     527,000   1,540,046     63,664       527,000   1,603,710    2,130,710     82,874 1967/ 06/97
                                                                                                                          1994
  Sequoia Shopping Center
    Milwaukee, WI.....    1,505,000   1,216,914   1,806,735    (21,826)    1,216,914   1,784,909    3,001,823     92,082  1988 06/97

  Riversquare Shopping Center
    Naperville, IL....    3,050,000   2,853,226   3,129,130    205,697     2,853,226   3,334,827    6,188,053    185,544  1988 06/97

  Shorecrest Plaza
    Racine, WI........    2,978,000   1,150,000   4,775,119    (41,121)    1,150,000   4,733,998    5,883,998    223,850  1977 07/97

  Dominicks-Countryside
    Countryside, IL...    1,150,000   1,375,000     925,106       -        1,375,000     925,106    2,300,106     36,390  1975 12/97

  Terramere Plaza
    Arlington Heights, IL 2,202,500   1,435,000   2,981,314    188,025     1,435,000   3,169,339    4,604,339    103,210  1980 12/97

  Wilson Plaza
    Batavia, IL.......      650,000     310,000     999,366       -          310,000     999,366    1,309,366     38,279  1986 12/97





                                                      INLAND REAL ESTATE CORPORATION
                                                         (a Maryland corporation)

                                                         Schedule III (continued)
                                                 Real Estate and Accumulated Depreciation

                                                             December 31, 1998

                                         Initial Cost                               Gross amount at which carried
                                              (A)                                       at end of period (B)
                                    ------------------------             ----------------------------------------------- Date
                                                  Buildings  Adjustments    Land       Buildings            Accumulated  Con-
                                                    and          to          and         and         Total  Depreciation stru- Date
                       Encumbrance     Land     improvements  Basis (C)  improvements improvements    (D)        (E)     cted  Acq
                       ------------ ----------- ------------ ----------- ------------ ------------ -------- ------------ ----- ----
  Iroquois Center
    Naperville, IL....    5,950,000   3,668,347   8,276,041    111,588     3,668,347   8,387,629   12,055,976    289,642  1983 12/97

  Fashion Square
    Skokie, IL........    6,200,000   2,393,534   6,901,769    162,000     2,393,534   7,063,769    9,457,303    237,896  1984 12/97

  Shops at Coopers Grove
    Country Club Hills,IL 2,900,000   1,400,897   4,417,565    (32,729)    1,400,897   4,384,836    5,785,733   153,070   1991 01/98

  Maple Plaza
    Downers Grove, IL.    1,582,500   1,364,202   1,821,820       -        1,364,202   1,821,820    3,186,022    61,119   1988 01/98

  Orland Park Retail
    Orland Park, IL...      625,000     460,867     795,939    (20,291)      460,867     775,648    1,236,515    26,813   1997 02/98

  Wisner/Milwaukee Plaza
    Chicago, IL.......      974,725     528,576   1,383,292       -          528,576   1,383,292    1,911,868    40,013   1994 02/98

  Homewood Plaza
    Homewood, IL......    1,013,201     534,599   1,398,042       -          534,599   1,398,042    1,932,641    42,683   1993 02/98

  Elmhurst City Center
    Elmhurst, IL......    2,513,765   2,050,217   2,882,110   (404,277)    2,050,217   2,477,833    4,528,050    72,152   1994 02/98

  Shoppes of Mill Creek
    Palos Park, IL....    9,500,000   3,305,949   8,001,283     15,938     3,305,949   8,017,221   11,323,170   245,369   1989 03/98

  Prairie Square
    Sun Prairie, WI...    1,550,000     739,575   2,381,050    (21,652)      739,575   2,359,398    3,098,973    72,770   1995 03/98

  Oak Forest Commons
    Oak Forest, IL....    6,617,871   2,795,519   9,030,068     (5,628)    2,795,519   9,024,440   11,819,959   267,148   1998 03/98

  Downers Grove Market
    Downers Grove, IL.   10,600,000   6,224,467  11,616,661    (29,297)    6,224,467  11,587,364   17,811,831   356,714   1998 03/98

  St. James Crossing
    Westmont, IL......    3,847,599   2,610,600   4,887,223    (55,593)    2,610,600   4,831,630    7,442,230   128,041   1990 03/98

  High Point Center
    Madison, WI.......    5,360,988   1,449,560   8,812,673    (14,096)    1,449,560   8,798,577   10,248,137   203,179   1984 04/98

  Western & Howard
    Chicago, IL.......      992,681     439,990   1,523,460       -          439,990   1,523,460    1,963,450    34,723   1985 04/98

  Wauconda Shopping Center
    Wauconda, IL......    1,333,834     454,500   2,067,622       -          454,500   2,067,622    2,522,122    49,027   1988 05/98




                                                      INLAND REAL ESTATE CORPORATION
                                                         (a Maryland corporation)

                                                         Schedule III (continued)
                                                 Real Estate and Accumulated Depreciation

                                                             December 31, 1998

                                         Initial Cost                               Gross amount at which carried
                                              (A)                                       at end of period (B)
                                    ------------------------             ------------------------------------------------ Date
                                                  Buildings  Adjustments    Land       Buildings             Accumulated  Con-
                                                    and          to          and         and         Total  Depreciation stru- Date
                       Encumbrance     Land     improvements  Basis (C)  improvements improvements    (D)        (E)     cted  Acq
                       ------------ ----------- ------------ ----------- ------------ ------------ -------- ------------ ---- -----

  Berwyn Plaza
    Berwyn, IL........      708,638     769,073   1,078,379       -          769,073   1,078,379    1,847,452    24,215   1983 05/98

  Woodland Heights
    Streamwood, IL....    3,940,009   2,976,000   6,651,814    (99,166)    2,976,000   6,552,648    9,528,648   135,852   1956 06/98

  Schaumburg Shopping Center
    Schaumburg, IL....    3,908,082   2,445,555   4,565,548    (37,264)    2,445,555   4,528,284    6,973,839    80,530   1994 06/98

  Winnetka Shopping Center
    New Hope, MN......    2,233,744   1,596,600   2,858,630       -        1,596,600   2,858,630    4,455,230    56,988   1990 07/98

  Eastgate Shopping Center
    Lombard, IL.......        -       4,252,440   2,569,961    (23,447)    4,252,440   2,546,514    6,798,954    42,371   1959 07/98

  Orland Greens Shopping Center
    Orland Park, IL...        -       1,246,440   3,876,188       -        1,246,440   3,876,188    5,122,628    34,427   1984 09/98

  Two Rivers Plaza
    Bolingbrook, IL...        -       1,820,453   4,990,232       -        1,820,453   4,990,232    6,810,685    64,802   1994 10/98

  Edinburgh Festival
    Brooklyn Park, MN.   4,625,000    2,472,746   6,366,292     (8,430)    2,472,746   6,357,862    8,830,608    49,479   1997 10/98

  Riverplace Center
    Noblesville, IN...        -       1,591,682   4,486,929       -        1,591,682   4,486,929    6,078,611    19,529   1992 11/98

  Rose Plaza
    Elmwood Park, IL..        -       1,155,117   1,602,869       -        1,155,117   1,602,869    2,757,986     8,762   1997 11/98

  Marketplace at Six Corners
    Chicago, IL.......  11,200,000    9,007,150  10,014,533       -        9,007,150  10,014,533   19,021,683    28,096   1997 11/98









                                                      INLAND REAL ESTATE CORPORATION
                                                         (a Maryland corporation)

                                                         Schedule III (continued)
                                                 Real Estate and Accumulated Depreciation

                                                             December 31, 1998

                                         Initial Cost                               Gross amount at which carried
                                              (A)                                       at end of period (B)
                                    ------------------------             ------------------------------------------------ Date
                                                  Buildings  Adjustments    Land       Buildings             Accumulated  Con-
                                                    and          to          and         and         Total   Depreciation stru- Date
                       Encumbrance     Land     improvements  Basis (C)  improvements improvements    (D)         (E)     cted  Acq
                       ------------ ----------- ------------ ----------- ------------ ------------ --------- ------------ ---- -----

Community Centers
-----------------
  Lansing Square
    Lansing, IL.......    8,150,000   4,075,000  12,179,383    800,319     4,075,000  12,979,702   17,054,702   814,506   1991 12/96

  Maple Park Place
    Bolingbrook, IL...    7,650,000   3,665,909  11,669,428     10,603     3,665,909  11,680,031   15,345,940   880,143   1992 01/97

  Rivertree Court
    Vernon Hills, IL..   17,547,999   8,651,875  22,941,725    (10,680)    8,651,875  22,931,045   31,582,920 1,195,241   1988 07/97

  Naper West
    Naperville, IL....    7,695,199   5,335,000   9,608,534   (196,681)    5,335,000   9,411,853   14,746,853   349,005   1985 12/97

  Woodfield Plaza
    Schaumburg, IL....    9,600,000   4,612,277  15,160,000    (94,543)    4,612,277  15,065,457   19,677,734   528,704   1992 01/98

  Lake Park Plaza
    Michigan City, IN.    6,489,618   3,252,861   8,878,263    865,133     3,252,861   9,743,396   12,996,257   302,054   1990 02/98

  Chestnut Court
    Darien, IL........    8,618,623   5,719,982  10,274,916    125,396     5,719,982  10,400,312   16,120,294   277,398   1987 03/98

  Bergen Plaza
    Oakdale, MN.......    9,141,896   5,346,781  11,700,498     26,841     5,346,781  11,727,339   17,074,120   278,394   1978 04/98

  Fairview Heights Plaza
    Fairview Heights, IL       -      2,350,493   8,914,458       -        2,350,493   8,914,458   11,264,951   103,976   1991 08/98

  Stuarts Crossing
    St. Charles, IL...         -      5,351,744        -          -        5,351,744        -       5,351,744             1999 08/98

  Woodfield Commons-East/West
    Schaumburg, IL....   13,500,000   8,352,858  18,330,249    (92,451)    8,352,858  18,237,798   26,590,656   184,111   1973 10/98
                                                                                                                          1975
                                                                                                                          1997

  Joliet Commons
    Joliet, IL........   14,569,482   4,088,806  15,680,612    (14,602)    4,088,806  15,666,010  19,754,816    107,563   1995 10/98

  Springboro Plaza
    Springboro, OH....         -      1,079,108   8,228,948       -        1,079,108   8,228,948   9,308,056     35,329   1992 11/98

  Park Center Plaza
    Tinley Park, IL...         -      5,363,000   9,610,202       -        5,363,000   9,610,202  14,973,202     30,859   1988 12/98
                       ------------ ----------- ----------- -----------  ----------- ----------- ----------- ------------
    Total              $288,982,470 193,093,898 451,538,030  1,347,939   193,093,898 452,885,969 645,979,867 17,161,998
                       ============ =========== =========== ===========  =========== =========== =========== ============


                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Schedule III (continued)

                   Real Estate and Accumulated Depreciation

                       December 31, 1998, 1997 and 1996

Notes:

   (A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

   (B) The aggregate cost of real estate owned at December 31, 1998 and 1997 for federal income tax purposes was approximately 626,000,000 and $277,000,000, unaudited respectively.

   (C) Adjustments to basis includes additions to investment properties net of payments received under master lease agreements. As part of several purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income.

   (D) Reconciliation of real estate owned:

                                         1998          1997           1996
                                    -------------  ------------  -------------
       Balance at beginning of year $276,310,838     94,632,981    17,512,432
       Purchases of property.......  368,364,949    181,251,256    77,421,408
       Additions...................    3,285,854        836,962       136,819
       Payments received under
         master leases.............   (1,981,774)      (410,361)     (437,678)
                                    -------------  ------------  -------------
       Balance at end of year...... $645,979,867    276,310,838    94,632,981
                                    =============  ============= =============

   (E) Reconciliation of accumulated depreciation:

       Balance at beginning of year $  5,665,483      1,109,038       169,894
       Depreciation expense........   11,496,515      4,556,445       939,144
                                    -------------  ------------  -------------
       Balance at end of year...... $ 17,161,998      5,665,483     1,109,038
                                    =============  ============= =============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1998.



                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

Officers and Directors

The Company's current officers and directors are as follows:

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


ROBERT D. PARKS (age 55) President, Chief Executive Officer, Chief Operating Officer and Director of the Company since its formation in 1994. Mr. Parks joined The Inland Group, Inc. ("TIGI") and its affiliates in 1968. Mr. Parks is a Director of TIGI and is Chairman of Inland Real Estate Investment Corporation ("IREIC") and is a Director of both Inland Securities Corporation and the Advisor. Mr. Parks is responsible for the ongoing administration of existing partnerships, corporate budgeting and administration for IREIC. In this capacity he oversees and coordinates the marketing of all investments nationwide and has overall responsibility for investor relations. Mr. Parks received his B.A. Degree from Northeastern Illinois University in 1965 and M.A. from the University of Chicago in 1968. He is a member of the Real Estate Investment Association and the National Association of Real Estate Investment Trusts.

G. JOSEPH COSENZA (age 55) Director of the Company since its formation in 1994. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. Mr. Cosenza oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of nine persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. Mr. Cosenza received his B.A. Degree from Northeastern Illinois University in 1966 and his M.S. Degree from Northern Illinois University in 1972. From 1967 to 1968, he taught at the LaGrange School District in Hodgkins, Illinois and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District.

Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute. Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently a Director on the Board of Westbank in Westchester and Hillside, Illinois.

HEIDI N. LAWTON (age 37) Independent Director since October 1994, Ms. Lawton is managing broker, owner and president of Lawton Realty Group, an Oak Brook, Illinois real estate brokerage firm which she founded in 1989. The firm specializes in commercial, industrial and investment real estate brokerage. Ms. Lawton is responsible for all aspects of the operations of the company, including structuring real estate investments, procuring partner/investors, acquiring land and properties and obtaining financing for development and/or acquisition. Prior to founding Lawton Realty Group and while she was earning her B.S. Degree in business management from the National College of Education, Ms. Lawton was managing broker for VCR Realty in Addison, Illinois. Ms. Lawton has been licensed as a real estate professional since 1982 and has served as a member of the Certified Commercial Investment Members, secretary of the Northern Illinois Association of Commercial Realtors, and is a past board member and commercial director of the DuPage Association of Realtors.

ROLAND W. BURRIS (age 61) Independent Director since January 1996. Mr. Burris is serving as Of Counsel to the Chicago law firm of Buford, Peters, Ware & Zansitis, LLC. Prior to joining Buford, Peters, Ware & Zansitis, LLC, he was the Managing Partner of Jones, Ware & Grenard. His areas of practice are business transactions, estate and probate, wills and trust, environment and consumer affairs. From 1973 to 1995, Mr. Burris held various governmental positions in the State of Illinois including State Comptroller (1979 to 1991) and Attorney General (1991 to 1995). Mr. Burris completed his undergraduate studies at Southern Illinois University in 1959 and studied international law as an exchange student at the University of Hamburg in Germany. Mr. Burris graduated from Howard University Law School in 1963. Mr. Burris serves on the board of the Illinois Criminal Justice Authority, the Financial Accounting Foundation, the Law Enforcement Foundation of Illinois, the African American Citizens Coalition on Regional Development and the Boy Scouts of America. He currently serves as chair of the Illinois State Justice Commission and is an adjunct professor in the Master of Public Administration Program at Southern Illinois University.

JOEL G. HERTER, CPA (age 60) Independent Director of the Company since 1997, Mr. Herter is a senior partner of Wolf & Company LLP ("Wolf") where he has been employed since 1978. Mr. Herter graduated from Elmhurst College in 1959 with a Bachelor of Science degree in business administration. His business experience includes accounting and auditing, tax and general business services including venture and conventional financing, forecasts and projections, and strategic planning to a variety of industries. From 1978 to 1991, Mr. Herter served as managing partner for Wolf. Mr. Herter is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society and was a past president and director of the Elmhurst Chamber of Commerce and was appointed by Governor Thompson of the State of Illinois to serve on the 1992 World's Fair Authority. Mr. Herter currently serves as chairman of the Board of Trustees, Elmhurst Memorial Hospital; director of Suburban Bank and Trust Company,; chairman of the Board of Trustees, Elmhurst College; chairman of the DuPage Water Commission; treasurer to the House Republican Campaign Committee and Friends of Lee Daniels Committee; treasurer for Illinois Attorney General, Jim Ryan. Mr. Herter has also been appointed by Governor Edgar of the State of Illinois to the Illinois Sports Facilities Authority.

ROBERTA S. MATLIN (age 54) Vice President - Administration of the Company since March 1995. Ms. Matlin joined TIGI in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments of IREIC directing the day-to-day internal operations and Vice President of Inland Retail Real Estate Trust, Inc. Ms. Matlin is a Director of Inland Real Estate Investment Corporation, Inland Securities Corporation and the Advisor. Prior to joining TIGI, Ms. Matlin was employed for eleven years by the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her B.A. Degree from the University of Illinois in 1966 and is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

KELLY TUCEK (age 36) Secretary, Treasurer and Chief Financial Officer of the Company since August 1996. Ms. Tucek joined TIGI in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation and Treasurer and Chief Financial Officer of Inland Retail Real Estate Trust, Inc. Ms. Tucek is responsible for the Investment Accounting Department which includes the accounting for the Company and all public limited partnership accounting functions along with quarterly and annual SEC filings. Prior to joining TIGI, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College in 1984.

PATRICIA A. CHALLENGER (age 46) Assistant Secretary of the Company since March 1995. Ms. Challenger joined Inland in 1985. She is currently a Senior Vice President of IREIC in charge of the Asset Management Department, where she is responsible for developing operating and disposition strategies for properties owned by IREIC related entities. Ms. Challenger received her B.S. degree from George Washington University in 1975 and her Master's Degree from Virginia Tech University in 1980. Ms. Challenger was selected and served from 1980 to 1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 governmental properties. Ms. Challenger is a licensed real estate broker, a National Association of Securities Dealers registered securities sales representative and a member of the Urban Land Institute.

Item 11.  Executive Compensation

The Company's executive officers are all employees of Inland Real Estate Investment Corporation, the owner of Inland Real Estate Advisory Services, Inc., the Company's Advisor. The Company does not pay any of these individuals for serving in their respective positions. For a discussion of these fees paid to the Advisor, see "Certain Relationships and Related Transactions" below.

The Company pays its Independent Directors an annual fee of $1,000. In addition, each Independent Director receives $250 for attendance (in person or by telephone) at each meeting of the Board or committee thereof. Officers of the Company who are Directors (Messrs. Parks and Cosenza) are not paid fees for serving as directors.

Under the Company's amended and restated Independent Director Stock Option Plan, each Independent Director is granted an option to acquire 3,000 shares as of the date they become a Director and an additional 500 shares on the date of each annual stockholders' meeting commencing with the annual meeting in 1995 so long as the Independent Director remains a member of the Board on such date. The options for the initial 3,000 Shares granted are exercisable as follows:
1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 30, 1999 regarding the number and percentage of shares beneficially owned by: (i) each director; (ii) each executive officer; (iii) all directors and executive officers as a group; and (iv) as of December 31, 1998, any person known to us to be the beneficial owner of more than 5% of the shares. Share amounts and percentages shown for each person or entity are adjusted to give effect to shares that are not outstanding but which may be acquired by the person or entity on exercise of all options exercisable by the person or entity within sixty dates of the date hereof. Those shares are not deemed to be outstanding for purposes of computing the percentage of shares beneficially owned by any other person.

                                 Amount of shares
                                   Beneficially             Percent
      Title of Class                  Owned                 of Class
      --------------             ----------------        --------------
      Name of Beneficial Owner
      ------------------------
      Robert D. Parks
      G. Joseph Cosenza
      Roland W. Burris
      Joel G. Herter
      Heidi N. Lawton
      Patricia A. Challenger
      Kelly Tucek
      Roberta S. Matlin

      Common Stock                  69,472 Shares          Less than 1%


There exists no arrangement, known to the Company, the operation of which may, at a subsequent date, result in a change in control of the Company.


Item 13. Certain Relationships and Related Transactions

For the year ended December 31, 1998, the Company incurred and paid $26,936,332 organizational and offering costs to Affiliates.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the offerings and the administration of the Company. During the year ended December 31, 1998, the Company incurred and paid $1,489,541 of these costs. In addition, an Affiliate of the Advisor served as dealer manager of an offering of securities by the Company and earned fees of $26,494,486, of which $890,786 was unpaid as of December 31, 1998. Approximately $22,654,438 of these commissions have been passed through from the Affiliate to unaffiliated soliciting broker/dealers.

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus Other Operating Expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return. For the year ended December 31, 1998, the Company has incurred $965,108 of such fees, of which $32,925 remained unpaid at December 31, 1998.

An affiliate of the Advisor, Inland Commercial Property Management, is entitled to receive Property Management Fees for management and leasing services. Such fees may not exceed 4.5% of the gross income earned by the Company on properties managed. The Company incurred and paid Property Management Fees of $2,779,053 for the year ended December 31, 1998, all of which have been paid.

The Advisor and its affiliates are entitled to reimbursement for salaries and expense of employees of the Advisor and its affiliates relating to selecting, evaluating and acquiring of properties. Such amounts, totalling $230,724, are included in building and improvements for those costs relating to properties purchased. Such amounts are included in acquisition cost expenses to Affiliates for costs relating to properties not acquired.

An affiliate of the Advisor, Inland Mortgage Investment Corporation, holds the mortgage on the Walgreens/Decatur property. As of December 31, 1998, the remaining balance of the mortgage is $714,443. For the year ended December 31, 1998, the Company paid principal and interest payments totalling $68,183 on this mortgage.



                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) List of documents filed:

  (1) The consolidated financial statements of the Company are set forth in the report in Item 8.

  (2) Financial Statement Schedules:

      Financial statement schedule for the year ended December 31, 1998 is submitted herewith.

                                                                    Page

      Real Estate and Accumulated Depreciation (Schedule III)......  47

      Schedules not filed:

      All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  (3) Exhibits. Required by the Securities and Exchange Commission Regulation S-K, Item 601.

  Item No.     Description

      The following exhibits are filed as part of this document:

      21       Subsidiaries of the Registrant

      23       Consent of KPMG LLP dated March 31, 1999.

      27       Financial Data Schedule

      The following exhibits are incorporated herein by reference:
       3.1 Inland Monthly Income Fund III, Inc. Second Articles of Amendment and Restatement (2)

       3.2     Amend and Restated bylaws of Inland Real Estate Corporation (3)

       3.3     Inland Monthly Income Fund III, Inc. Articles of Amendment (3)

       3.4 Inland Real Estate Corporation Articles of Amendment of Second Articles of Amendment and Restatement (1)

       4.1     Specimen Stock Certificate (1)

      10.1 Advisory Agreement between Inland Real Estate Corporation and Inland Real Estate Advisory Services dated October 14, 1994 (2)

      10.1 (a) Amendment No. 1 to the Advisory Agreement dated October 13, 1995
               (4)

      10.1 (b) Amendment No. 2 to the Advisory Agreement dated October 13, 1996
               (4)
      10.1 (c) Amendment No. 3 to the Advisory Agreement effective as of October 13, 1997 (1)

      10.2     Form  of  Management   Agreement   Between  Inland  Real  Estate
               Corporation and Inland Commercial Property Management, Inc. (3)

      10.3     Amended and Restated Independent Director Stock Option Plan (2)

      10.5 Loan Agreement dated as of September 25, 1998 by and between Inland Real Estate LB I LLC, as Borrower and Lehman Brothers Holding Inc., d/b/a/ Lehman Capital, as Lender (5)

      10.6     Promissory Note dated September 25, 1998 (5)

      10.9     Limited Liability Company Agreement  of  Inland Real Estate LB I
               LLC (5)

      10.14 Loan Commitment dated as of October 23, 1998 by and between Inland Real Estate Column I, L.L.C., as Borrower and Column Financial, Inc. as Lender. (5)

      10.15    Promissory Note dated November 1, 1998 (5)

      10.16    Operating Agreement of Inland Real Estate Column I, L.L.C. (5)


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

      (5) Included in the Registrant's Form 10-Q filed on November 13, 1998.

(b) Reports on Form 8-K:

         Report on Form 8-K dated October 13, 1998
         Item 2.  Acquisition or Disposition of Assets
         Item 5.  Other items
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated October 22, 1998
         Item 2.  Acquisition or Disposition of Assets
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated December 14, 1998
         Item 2.  Acquisition or Disposition of Assets
         Item 5.  Other items
         Item 7.  Financial Statements and Exhibits

(c) See exhibit index included above.

(d) None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  INLAND REAL ESTATE CORPORATION

        /s/ Robert D. Parks

  By:   Robert D. Parks
        Chief Executive Officer
        and Affiliated Director
  Date: March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        /s/ Robert D. Parks

  By:   Robert D. Parks
        Chief Executive Officer
        and Affiliated Director
  Date: March 30, 1999

        /s/ Kelly Tucek                    /s/ Heidi N. Lawton

  By:   Kelly Tucek                  By:   Heidi N. Lawton
        Chief Financial and                Independent Director
        Accounting Officer           Date: March 30, 1999
  Date: March 30, 1999

        /s/ G. Joseph Cosenza              /s/ Roland W. Burris

  By:   G. Joseph Cosenza            By:   Roland W. Burris
        Affiliated Director                Independent Director
  Date: March 30, 1999               Date: March 30, 1999

        /s/ Joel G. Herter

  By:   Joel G. Herter
        Independent Director
  Date: March 30, 1999