Form 10-Q
period 1999-03-31
INLAND REAL ESTATE CORP
filed 1999-05-17
CIK 923284

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1999

                                      or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

          For the transition period from             to


                           Commission File #0-28382


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 12, 1999, there were 54,235,166 Shares of Common Stock outstanding.

                        PART I - Financial Information

Item 1.  Financial Statements



                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                          Consolidated Balance Sheets

                     March 31, 1999 and December 31, 1998
                                  (unaudited)


                                    Assets
                                    ------

                                                       1999          1998
Investment properties (Note 3):                        ----          ----
  Land............................................ $215,294,801   193,093,898
  Construction in progress........................    1,474,408     1,230,448
  Building and improvements.......................  504,296,439   452,885,969
                                                   ------------- -------------
                                                    721,065,648   647,210,315
  Less accumulated depreciation...................   21,490,952    17,161,998
                                                   ------------- -------------
  Net investment properties.......................  699,574,696   630,048,317
                                                   ------------- -------------
Cash and cash equivalents including amounts
  held by property manager........................   75,693,064   123,056,702
Restricted cash...................................   15,905,450    15,613,197
Accounts and rents receivable (net of allowance
  for doubtful account of $200,000 at March 31,
  1999 and December 31, 1998) (Note 4)............   15,641,483    12,720,962
Deposits and other assets........................     1,502,807     2,854,836
Deferred organization costs (net of accumulated
  amortization of $36,223 and $16,477 at March 31,
  1999 and December 31, 1998, respectively).......         -           19,746
Loan fees (net of accumulated amortization
  of $512,307 and $395,962 at March 31, 1999 and
  December 31, 1998, respectively)................    3,215,678     3,294,787
                                                   ------------- -------------

    Total assets.................................. $811,533,178   787,608,547
                                                   ============= =============








         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                          Consolidated Balance Sheets
                                  (continued)

                     March 31, 1999 and December 31, 1998
                                  (unaudited)



                     Liabilities and Stockholders' Equity
                     ------------------------------------
                                                        1999          1998
Liabilities:                                            ----          ----
  Accounts payable................................ $    475,942       917,483
  Accrued offering costs to Affiliates............         -          890,786
  Accrued offering costs to non-affiliates........       43,044         2,740
  Accrued interest payable to Affiliates..........        4,536         4,558
  Accrued interest payable to non-affiliates......    1,697,377     1,651,334
  Accrued real estate taxes.......................   14,506,948    14,384,234
  Distributions payable (Note 8)..................    4,075,436     3,844,649
  Security deposits...............................    1,824,622     1,561,020
  Mortgages payable (Note 5)......................  299,612,439   288,982,470
  Unearned income.................................    1,757,556       448,809
  Other liabilities...............................    5,190,009     5,208,755
  Due to Affiliates (Note 2)......................      397,854        32,925
                                                   ------------- -------------
    Total liabilities.............................  329,585,763   317,929,763
                                                   ------------- -------------
Minority interest (Note 1)........................    5,113,884     5,214,298
                                                   ------------- -------------
Stockholders' Equity (Notes 1 and 2):
  Preferred stock, $.01 par value, 6,000,000 Shares
    authorized; none issued and outstanding at
    March 31, 1999 and December 31, 1998..........         -             -
  Common stock, $.01 par value, 100,000,000 Shares
    authorized; 54,063,321 and 52,394,500, issued
    and outstanding at March 31, 1999 and December
    31, 1998, respectively........................      540,633       523,945
  Additional paid-in capital (net of offering
    costs of $58,812,006 and $57,536,374 at March
    31, 1999 and December 31, 1998, respectively,
    of which $52,212,645 and $51,108,966 was paid
    to Affiliates, respectively)..................  498,225,423   481,271,094
  Accumulated distributions in excess
    of net income.................................  (21,932,525)  (17,330,553)
                                                   ------------- -------------
    Total stockholders' equity....................  476,833,531   464,464,486
                                                   ------------- -------------
Total liabilities and stockholders' equity........ $811,533,178   787,608,547
                                                   ============= =============


         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Operations

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)

                                                       1999          1998
                                                       ----          ----
Income:
  Rental income (Notes 1 and 4)................... $ 18,626,079    9,424,416
  Additional rental income........................    6,920,571    3,020,925
  Interest income.................................    1,526,372      776,364
  Other income....................................      117,339       46,791
                                                   ------------- -------------
                                                     27,190,361   13,268,496
                                                   ------------- -------------
Expenses:
  Professional services to Affiliates.............       22,782       18,000
  Professional services to non-affiliates.........      140,970       98,198
  General and administrative expenses
    to Affiliates.................................      146,401       70,761
  General and administrative expenses
    to non-affiliates.............................       83,908       31,056
  Advisor asset management fee....................      325,000      432,183
  Property operating expenses to Affiliates.......    1,071,754      494,528
  Property operating expenses to non-affiliates...    7,948,188    3,466,494
  Mortgage interest to Affiliates.................       13,629       13,888
  Mortgage interest to non-affiliates.............    5,644,168    2,318,476
  Depreciation....................................    4,328,954    2,200,954
  Amortization....................................       27,119       42,507
  Acquisition cost expenses to Affiliates.........      214,704       30,000
  Acquisition cost expenses to non-affiliates.....      119,458       14,036
                                                   ------------- -------------
                                                     20,087,035    9,231,081
                                                   ------------- -------------
    Income before minority interest in earnings...    7,103,326    4,037,415

  Minority interest in earnings...................         (438)        -
                                                   ------------- -------------
    Net income.................................... $  7,102,888    4,037,415
                                                   ============= ============

  Basic and diluted net income per common share... $        .13          .14
                                                   ============= ============

Weighted average common stock Shares
  outstanding, basic and diluted..................   53,766,942   29,073,250
                                                   ============= ============





         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                Consolidated Statements of Stockholders' Equity

                     March 31, 1999 and December 31, 1998
                                  (unaudited)


                                                      Accumulated
                                          Additional  Distributions
                               Common       Paid-in   in excess of
                                Stock      Capital     net income    Total
                             ----------- ------------ ------------ -----------
Balance December 31, 1998... $  523,945  481,271,094  (17,330,553) 464,464,486


Net income..................       -            -       7,102,888    7,102,888

Distributions declared
  ($.22 for the three months
  ended March 31, 1999 per
  weighted average common
  stock shares outstanding).       -            -     (11,704,860) (11,704,860)

Proceeds from Offering (net
  of Offering costs of
  $1,275,632 and
  subscriptions receivable..     17,880   18,031,543         -      18,049,423

Repurchases of Shares.......     (1,192)  (1,077,214)        -      (1,078,406)
                             ----------- ------------ ------------ ------------
Balance March 31, 1999...... $  540,633  498,225,423  (21,932,525) 476,833,531
                             =========== ============ ============ ============




         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Cash Flows

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)

                                                      1999            1998
Cash flows from operating activities:                 ----            ----
  Net income.................................... $   7,102,888      4,037,415
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation................................     4,328,954       2,200,954
    Amortization................................        27,119          42,507
    Minority interest in earnings...............           438            -
    Rental income under master lease agreements.       515,250         542,940
    Straight line rental income.................      (437,795)       (289,037)
    Interest on unamortized loan fees...........       108,972            -
    Changes in assets and liabilities:
      Accounts and rents receivable.............    (2,482,726)     (2,837,201)
      Other assets..............................     1,352,029        (128,019)
      Accounts payable..........................       310,191         210,755
      Accrued interest payable..................        46,021         304,864
      Accrued real estate taxes.................       122,714       2,178,186
      Security deposits.........................       263,602         280,657
      Deposits held for others..................      (649,510)           -
      Other liabilities.........................       (18,746)      1,013,317
      Due to Affiliates.........................       364,929         163,494
      Unearned income...........................     1,308,747         470,973
                                                 --------------  --------------
Net cash provided by operating activities.......    12,263,077       8,191,805
                                                 --------------  --------------
Cash flows from investing activities:
  Restricted cash...............................       357,257      (1,107,324)
  Additions to investment properties, net of
    related payables...........................     (1,257,077)        (49,282)
  Purchase of investment properties.............   (63,268,526)   (114,437,960)
  Construction in progress......................      (243,960)           -
  Land Donation.................................     1,117,151            -
  Deposits on investment properties.............          -          3,018,530
                                                 --------------  --------------
Net cash used in investing activities...........  (63,295,155)    (112,576,036)
                                                 --------------  --------------












         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Cash Flows
                                  (continued)

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)


Cash flows from financing activities:
  Proceeds from offering........................    19,325,055     108,707,257
  Repurchase of Shares..........................    (1,078,406)           -
  Payments of offering costs....................    (2,126,114)    (10,225,219)
  Loan proceeds.................................          -         38,702,000
  Loan fees.....................................       (37,236)       (481,928)
  Distributions paid............................   (11,574,925)     (5,592,993)
  Principal payments of debt....................      (839,934)       (662,254)
                                                 --------------  --------------
Net cash provided by financing activities.......     3,668,440     130,446,863
                                                 --------------  --------------
Net increase (decrease) in cash and
  cash equivalents..............................   (47,363,638)     26,062,632

Cash and cash equivalents at beginning of period   123,056,702      51,145,587
                                                 --------------  --------------
Cash and cash equivalents at end of period...... $  75,693,064      77,208,219
                                                 ==============  =============



Supplemental schedule of noncash investing and financing activities:


                                                       1999            1998
                                                       ----            ----
Purchase of investment properties................ $(74,738,429)   (123,937,960)
  Assumption of mortgage debt....................   11,469,903       9,500,000
                                                  -------------- --------------
                                                  $(63,268,526)   (114,437,960)
                                                  =============  ==============

Distributions payable............................ $  4,040,698      2,447,251
                                                  =============  =============

Cash paid for interest........................... $  5,564,385      2,027,500
                                                  =============  =============








         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements

                                March 31, 1999
                                  (unaudited)

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the "Company") for the fiscal year ended December 31, 1998, which are included in the Company's 1998 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this quarterly report.

(1) Organization and Basis of Accounting

The Company was formed on May 12, 1994. The Company may acquire existing Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. The Company is also permitted to construct or develop properties, or render services in connection with such development or construction, subject to the Company's compliance with the rules governing real estate investment trusts under the Internal Revenue Code of 1986, ("Code"), as amended. Inland Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, is the advisor to the Company.

On October 14, 1994, the Company commenced an initial public offering, on a best efforts basis, ("Initial Offering") of 5,000,000 shares of common stock ("Shares") at $10 per Share. As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the Initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Second Offering"). As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares, thereby completing the Second Offering. On July 14, 1997, the Company commenced an offering of an additional 20,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Third Offering"). As of March 19, 1998, the Company had received subscriptions for a total of 20,000,000 Shares, thereby completing the Third Offering. On April 7, 1998, the Company commenced an offering of an additional 27,000,000 Shares at $11.00 per Share, on a best efforts basis, (the "Fourth Offering"). In order to maximize the Company's flexibility in evaluating strategic alternatives, the Board of Directors decided to terminate the Fourth Offering on December 31, 1998. The Company received subscriptions for a total of 16,642,397 Shares in the Fourth Offering. In addition, as of March 31, 1999, the Company has issued 2,738,459 Shares through the Company's Distribution Reinvestment Program ("DRP"). As of March 31, 1999, the Company has repurchased a total of 317,535 Shares through the Share Repurchase Program. As a result, as of March 31, 1999, Gross Offering Proceeds total $557,578,062, net of Shares repurchased through the Share Repurchase Program.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management's estimates.

In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.

The consolidated financial statements include the accounts of the Company and Joliet Commons LLC, an Illinois limited liability company ("LLC"). The Company entered into the LLC with an unaffiliated third party (the "Seller") in order to purchase the Joliet Commons Shopping Center. The transaction was structured such that the Company contributed approximately $52,000 for a 1% interest in an LLC and the Seller contributed a property with a value of approximately $19,733,000 and debt of approximately $14,569,000 to the LLC for a 99% interest. The company is the managing member of the LLC. Due to the Company's ability as managing member to directly control the LLC, it is consolidated for financial reporting purposes. The Seller's interest is reflected as a minority interest in the accompanying consolidated financial statements.

(2) Transactions with Affiliates

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to each of the Offerings. Such expenses include postage, data processing and marketing and are reimbursed at cost. The aggregate costs to Affiliates incurred relating to the Offerings were $1,641,190 and $1,489,541 as of March 31, 1999 and December 31, 1998, respectively, all of which the Company has paid. In addition, an Affiliate of the Advisor served as Dealer Manager of each of the Offerings and was entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance fee from the Company in connection with each of the Offerings. Such amounts incurred were $51,506,386 and $49,619,425 as of March 31, 1999 and December 31, 1998, respectively, all of which was paid by the Company. Approximately $43,392,000 and $42,236,000 of these commissions were passed through from the Affiliate to unaffiliated soliciting broker/dealers as of March 31, 1999 and December 31, 1998, respectively.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


As of March 31, 1999, the Company had incurred $58,848,229 of organization and offering costs to Affiliates and non-affiliates in connection with all of the Company's offerings. Pursuant to the terms of each of the Offerings, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the gross proceeds of the Offerings (the "Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of March 31, 1999, organizational and offering costs expenses did not exceed the 5.5% and 15% limitations.

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus Other Operating Expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return. The Company incurred $325,000 and $432,183 of Advisor Asset Management Fees, for the three months ended March 31, 1999 and 1998, respectively, all of which remain unpaid at March 31, 1999 and 1998.

An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. The Company incurred and paid Property Management Fees of $1,071,754, and $494,528 for the three months ended March 31, 1999 and 1998, respectively, all of which the Company has paid.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to selecting, evaluating and acquiring properties. The costs relating to properties purchased are included in building and improvements. The costs relating to properties not acquired are included in acquisition cost expenses to Affiliates.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the administration of the Company. Such costs of $22,782, $146,401 and $214,704 are included in professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed to Affiliates, respectively for the three months ended March 31, 1999.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


(3) Investment Properties

As part of several purchases, the Company receives rent under master lease agreements on the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The cumulative amount of such payments was $3,478,079 and $2,962,829 as of March 31, 1999 and December 31, 1998, respectively.


(4) Operating Leases

Certain tenant's leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $437,795 and $289,037 in 1999 and 1998, of rental income for the period of occupancy for which stepped rent increases apply and $3,345,362 and $2,907,567 in related accounts and rents receivable as of March 31, 1999 and December 31, 1998, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)

(5) Mortgages Payable

                        Current              Current         Balance at
                        Interest   Maturity  Monthly   March 31,    Dec. 31,
                          Rate       Date   Payment(a)    1999        1998
                       ---------- --------- --------- ------------ -----------
Mortgage payable to Affiliate:
  Inland Mortgage
   Servicing Corp. (a)    7.65%    05/2004  $  5,689  $   711,027      714,443

Mortgages payable to non-affiliates:
  Bank One                7.03%    08/2000     (b)      4,293,924    4,312,036
  LaSalle National Bank   7.85%    10/2003    57,992    8,865,000    8,865,000
  LaSalle National Bank   7.85%    08/2003    25,872    3,955,000    3,955,000
  LaSalle National Bank   7.59%    01/2004    81,277   12,850,000   12,850,000
  LaSalle National Bank   7.80%    01/2004    83,460   12,840,000   12,840,000
  John Hancock (a) (c)    9.00%    10/2001    85,423    9,155,730    9,205,252
  LaSalle National Bank   7.65%    06/2004    65,133   10,216,880   10,216,880
  LaSalle National Bank   7.49%    06/2004    61,116    9,791,500    9,791,500
  LaSalle National Bank   7.23%    01/2005    28,183    4,677,795    4,677,795
  Allstate                7.21%    12/2004    38,453    6,400,000    6,400,000
  LaSalle National
    Bank (d)              3.13%    12/2014    19,740    6,200,000    6,200,000
  LaSalle National Bank   7.28%    03/2005    25,041    4,050,000    4,050,000
  LaSalle National Bank   6.99%    04/2003     6,827    1,150,000    1,150,000
  LaSalle National Bank   7.00%    04/2005   106,404   17,897,500   17,897,500
  Allstate                7.00%    02/2005    31,946    5,476,500    5,476,500
  Allstate                7.00%    01/2005    23,917    4,100,000    4,100,000
  Allstate                7.15%    01/2005    18,173    3,050,000    3,050,000
  Allstate                7.10%    03/2003    17,620    2,978,000    2,978,000
  Nationwide Life
    Insurance Company     8.00%    09/1999    63,333    9,500,000    9,500,000
  Allstate                6.65%    05/2005    53,200    9,600,000    9,600,000
  Allstate (e)            9.25%    12/2009    30,125    3,908,082    3,908,082
  Allstate                6.82%    08/2005    60,243   10,600,000   10,600,000
  LaSalle National Bank   6.50%    12/2005    72,123   13,500,000   13,500,000
  Allstate                6.66%    10/2003    17,483    3,150,000    3,150,000

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


                        Current              Current         Balance at
                        Interest   Maturity  Monthly   March 31,    Dec. 31,
                          Rate       Date   Payment(a)    1999        1998
                       ---------- --------- --------- ------------ -----------
  Allstate                7.00%    12/2003    65,333   11,200,000   11,200,000
  Berkshire Mortgage (a)  7.79%    10/2007   105,719   14,535,915   14,569,482
  Woodmen of the World    6.75%    06/2008    26,015    4,625,000    4,625,000
  Lehman secured
    financing (f)         6.36%    10/2008   299,025   54,600,000   54,600,000
  Column secured
    financing (g)         7.00%    11/2008   150,695   25,000,000   25,000,000
  Principal Life Ins.     6.24%    09/2001    55,820   10,734,585          -
                                                      ------------ ------------
Mortgages Payable.................................... $299,612,439 288,982,470
                                                      ============ ============


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

(d) As part of the purchase of this property, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 offered by the Village of Skokie, Illinois. The interest rate floats and is reset weekly by a re-marketing agent. The current rate is 3.13%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the bond outstanding. In addition, there is a .125% re-marketing fee paid annually and a trustee fee of $250 paid quarterly. On January 15, 1998, the Company made a $600,000 paydown on the principal outstanding.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


(e) The seller deposited money into an escrow account, which together with interest earnings on the deposit, will provide a sum that will be drawn down on a monthly basis by the Company to reduce the effective interest rate paid on the loan to 7% per annum for a period of five years.

(f) The Company paid $636,000 of loan fees and $503,295 of other costs associated with this financing with Lehman Brothers Holdings Inc. This agreement allowed the Company to secure a rate lock agreement to set the interest rate at the time of execution of this financing, thus protecting the Company from future interest rate increases.

(g) The Company paid $37,125 of loan fees and $267,884 of other costs associated with this financing with Column Financial Inc. This agreement allowed the Company to secure a rate lock agreement to set the interest rate at the time of execution of this financing, thus protecting the Company from future interest rate increases.


(6) Earnings per Share

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of March 31, 1999 and December 31, 1998 options to purchase 13,500 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding.

As of March 31, 1999, the Company has issued warrants to purchase 1,159,421 shares of common stock at a price of $12.00 per share to soliciting dealers pursuant to its Offerings. These warrants were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market prices of common shares.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


(7)  Segment Reporting

The Company owns and seeks to acquire single-user retail centers, neighborhood and community shopping centers in the Midwest, generally consisting of the states of Illinois, Indiana, Michigan, Minnesota, Ohio and Wisconsin. All of the Company's shopping centers are located within in these states. The Company's shopping centers are typically anchored by grocery and drug stores complemented with additional stores providing a wide range of other goods and services to shoppers.

The Company assesses and measures operating results on an individual property basis for each of its properties based on net property operations. Since all of the Company's properties exhibit highly similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth,the properties have been aggregated and reported as one operating segment.

The property revenues and property net operations of the reportable segments are summarized in the following tables as of March 31, 1999 and 1998, and for the three month periods then ended, along with a reconciliation to net income. Property asset information is as of March 31, 1999 and December 31, 1998.

                                       1999          1998
                                       ----          -----
Total property revenues.........  $ 25,663,989    12,492,132
Total property operating
  expenses......................     9,019,942     3,961,022
Mortgage interest................    5,657,797     2,332,364
                                  ------------- -------------
Net property operations..........   10,986,250     6,198,746
                                  ------------- -------------
Interest income..................    1,526,372       776,364
Less non property expenses:
  Professional services..........      163,752       116,198
  General and administrative.....      230,309       101,817
  Advisor asset management fee...      325,000       432,183
  Depreciation and amortization..    4,356,073     2,243,461
  Acquisition cost expense.......      334,162        44,036
                                  ------------- -------------
Net income before minority
  interest in earnings........... $  7,103,326     4,037,415
                                  ============= =============

Net investment properties........ $699,217,439   630,048,317
                                  ============= =============

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


(8)  Subsequent Events

In  April  1999,  the  Company  paid   a  distribution  of  $4,075,436  to  the
Stockholders.

On April 18, 1999, the Board of Directors approved an increase in Distributions effective June 1, 1999, payable beginning July 17, 1999, from the current level of $.88 per Share per annum to $.89 per Share per annum.

Subsequent to March 31, 1999, the Company has purchased three additional properties from unaffiliated third parties for a total purchase price of approximately $16,285,000.

On May 10, 1999, the Company entered into a loan commitment in connection with a $57,450,000 loan between the Company and Bear Stearns Funding, Inc. This loan was funded May 13, 1999.

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


Liquidity and Capital Resources

On September 28, 1998, the Board of Directors authorized the Company to engage Everen Securities, Inc. to advise the Company on strategic alternatives designed to maximize Stockholder value. These alternative include, but are not limited to, evaluating whether: (1) the Company should become internally advised and managed by acquiring the Advisor and the Company's property manager; (2) the Company should list its common stock on an exchange or other trading system; and (3) the Company should seek to merge with a third party that is already listed on an exchange or other trading system. Everen Securities is expected to complete its advisory engagement by the third quarter 1999.

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents at March 31, 1999 and December 31, 1998 were $75,693,064 and $123,056,702, respectively. The decrease in cash and cash equivalents since December 31, 1998 resulted primarily from the use of cash resources to purchase additional properties since December 31, 1998. The Company intends to use cash and cash equivalents to purchase additional properties, to pay distributions and for working capital requirements. The source of future cash for investing in properties will be from financing obtained on currently unencumbered properties.

As of March 31, 1999, the Company had acquired ninety-three properties. The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. Distributions declared for the three months ended March 31, 1999 were $11,704,860, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end.

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

Cash Flows From Operating Activities

Net cash provided by operating activities increased from $8,191,805 for the three months ended March 31, 1998 to $12,263,077 for the three months ended March 31, 1999. This increase is due primarily to the purchase of additional properties in 1999 and a full three months of operations on properties acquired during 1998. As of March 31, 1999, the Company had acquired ninety-three properties, as compared to fifty-nine properties as of March 31, 1998.

Cash Flows From Investing Activities

Cash flows used in investing activities were utilized primarily for the purchase of and additions to properties.

Cash Flows From Financing Activities

For the three months ended March 31, 1999, the Company generated $3,668,440 of cash flows from financing activities as compared to $130,446,862 of cash flows generated from financing activities for the three months ended March 31, 1998. This decrease is due primarily to the termination of the Fourth Offering on December 31, 1998. For the three months ended March 31, 1998, the Company had proceeds from the offering of shares, net of offering costs paid, of approximately $98,500,000, compared to offering proceeds received, net of offering costs paid, for the three months ended March 31, 1999 of approximately $17,200,000. Additionally, during the three months ended March 31, 1998, the Company received approximately $38,700,000 of loan proceeds from financing placed on previously unencumbered properties. The decrease is also due to an increase in the distributions paid for the three months ended March 31, 1999 of approximately $11,500,000, as compared to the distributions paid for the three months ended March 31, 1998 of approximately $5,600,000.

Results of Operations

At March 31, 1999, the Company owned sixty-one Neighborhood Retail Centers, fourteen Community Centers and eighteen single-user retail properties.

Total income for the three months ended March 31, 1999 and 1998 was $27,190,361 and $13,268,496 respectively. This increase was due to the purchase of additional properties in 1999 and a full three months of operations on properties acquired during 1998. As of March 31, 1999, the Company had acquired ninety-three properties, as compared to fifty-nine properties as of March 31, 1998. The purchase of additional properties also resulted in increases in additional rental income, property operating expenses and depreciation expense.

During March 1999, the Company received a lease termination fee of $803,158 on a lease at one of the Company's properties. This termination fee is included in additional rental income for the three months ended March 31, 1999. The Company signed a lease with a new tenant for this space and began receiving rent from the new tenant in April 1999.

The increase in mortgage interest to non-affiliates for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, is due the Company obtaining additional financing secured by previously acquired centers as well as mortgages assumed as part of the purchase of properties. The mortgages payable totaled $299,612,439 as of March 31, 1999 as compared to $154,129,456 as of March 31, 1998.

Interest income is the result of cash and cash equivalents being invested in short-term investments until a property is purchased.

The increase in professional services to Affiliates and non-affiliates and general and administrative expenses to Affiliates for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, is due to the management of an increased number of real estate assets and an increased number of stockholders.

The increase in acquisition cost expenses is due to the increased number of properties considered for acquisition by the Company and not purchased.

The consolidated financial statements include the accounts of the Company and Joliet commons LLC, an Illinois limited liability company ("LLC"). The Company entered into the LLC with an unaffiliated third party (the "Seller") in order to purchase the Joliet Commons Shopping Center. The transaction was structured such that the Company contributed approximately $52,000 for a 1% interest in an LLC and the Seller contributed a property with a value of approximately $19,733,000 and debt of approximately $14,569,000 to the LLC for a 99% interest. The company is the managing member of the LLC. Due to the Company's ability as managing member to directly control the LLC, it is consolidated for financial reporting purposes. The Seller's interest is reflected as a minority interest in the accompanying consolidated financial statements.

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

Year 2000 Costs

The Company's Advisor and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 10% of these costs will be directly allocated to and paid by the Company. The balance of the year 2000 compliance costs, approximately 90%, will be paid by the Advisor and its Affiliates. Total year 2000 compliance costs are not expected to be material.

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

                                                     March 31,     March 31,
                                                       1999          1998
                                                       ----          ----
     Net income................................... $ 7,102,888     4,037,415
     Depreciation net of minority interest........   4,167,794     2,200,954
                                                   ------------  ------------
       Funds from operations(1)...................  11,270,682     6,238,369

     Principal amortization of debt...............     (55,095)      (16,980)
     Deferred rent receivable (2).................    (437,795)     (289,037)
     Acquisition cost expenses (3)................     334,162        44,036
     Rental income received under
      master lease agreements (4).................     515,250       542,940
                                                   ------------  ------------
     Funds available for distribution............. $11,627,204     6,519,328
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


The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each quarter during 1998 and 1999. N/A indicates the property was not owned by the Company at the end of the quarter.


                                    1998                        1999
                          ------------------------    -------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Walgreens                   100%  100%  100%  100%      100%
  Decatur, IL
Eagle Crest                  95%   95%  100%  100%      100%
  Naperville, IL
Montgomery-Goodyear          77%   77%   77%   77%       77%
  Montgomery, IL
Hartford/Naperville Plaza   100%  100%  100%  100%      100%
  Naperville, IL
Nantucket Square             96%   98%  100%  100%      100%
  Schaumburg, IL
Antioch Plaza                68%   68%   68%   68%       68%
  Antioch, IL
Mundelein Plaza              95%   95%   92%  100%      100%
  Mundelein, IL
Regency Point                97%   97%   97%   97%       97%
  Lockport, IL
Prospect Heights             83%   92%   92%   92%       92%
  Prospect Heights, IL
Montgomery-Sears             95%   95%  100%  100%      100%
  Montgomery,IL
Zany Brainy                 100%  100%  100%  100%      100%
  Wheaton, IL
Salem Square                 97%   97%   97%   97%       97%
  Countryside, IL
Hawthorn Village            100%  100%  100%  100%      100%
  Vernon Hills, IL

                                    1998                        1999
                          ------------------------    -------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Six Corners                  93%   90%   82%   82%       88%
  Chicago, IL
Spring Hill Fashion Ctr.     98%  100%  100%   95%       95%
  West Dundee, IL
Crestwood Plaza             100%  100%  100%  100%      100%
  Crestwood, IL
Park St. Claire             100%  100%  100%  100%      100%
  Schaumburg, IL
Lansing Square               90%   90%   88%   98%       98%
  Lansing, IL
Summit of Park Ridge         83%   87%   91%   87%       93%
  Park Ridge, IL
Grand and Hunt Club         100%  100%  100%  100%      100%
  Gurnee, IL
Quarry Outlot               100%  100%  100%  100%      100%
  Hodgkins, IL
Maple Park Place             98%   98%   94%   99%       99%
  Bolingbrook, IL
Aurora Commons               98%   98%   95%   95%       94%
  Aurora, IL
Lincoln Park Place           60%   60%   60%   60%       60%
  Chicago, IL
Ameritech                   100%  100%  100%  100%      100%
  Joliet, IL
Dominicks-Schaumburg        100%  100%  100%  100%      100%
  Schaumburg, IL
Dominicks-Highland Park     100%  100%  100%  100%      100%
  Highland Park, IL
Niles Shopping Center        60%  100%  100%  100%      100%
  Niles, IL
Mallard Crossing             95%   95%  100%   97%       97%
  Elk Grove Village, IL
Cobblers Crossing            89%   89%   92%   91%       92%
  Elgin, IL
Calumet Square              100%  100%  100%  100%      100%
  Calumet City, IL
Sequoia Shopping Center      93%   96%  100%  100%      100%
  Milwaukee, WI
Riversquare Shopping Ctr.    95%  100%  100%   97%       95%
  Naperville, IL
Rivertree Court              99%   99%   99%   99%       99%*
  Vernon Hills, IL
Shorecrest Plaza             96%   96%   96%   87%       89%
  Racine, WI
Dominicks-Glendale Heights  100%  100%  100%  100%      100%
  Glendale Heights, IL
Party City Store            100%  100%  100%  100%      100%
  Oak Brook Terrace, IL
Eagle Country Market        100%  100%  100%  100%      100%
  Roselle, IL

                                    1998                        1999
                          ------------------------    -------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----

Dominicks-Countryside       100%  100%  100%  100%      100%
  Countryside, IL
Terramere Plaza              80%   86%   92%   95%       86%
  Arlington Heights, IL
Wilson Plaza                100%  100%  100%  100%      100%
  Batavia, IL
Iroquois Center              81%   81%   73%   73%       73%*
  Naperville, IL
Fashion Square               80%   87%   97%  100%      100%
  Skokie, IL
Naper West                   88%   88%   90%   83%       91%*
  Naperville, IL
Dominicks-West Chicago      100%  100%  100%  100%      100%
  West Chicago, IL
Shops at Coopers Grove       96%  100%  100%  100%      100%
  Country Club Hills, IL
Maple Plaza                 100%  100%  100%  100%      100%
  Downers Grove, IL
Orland Park Retail           84%   84%  100%  100%      100%
  Orland Park, IL
Wisner/Milwaukee Plaza      100%  100%  100%  100%      100%
  Chicago, IL
Homewood Plaza              100%  100%  100%  100%      100%
  Homewood, IL
Elmhurst City Center         99%   99%   99%  100%      100%
  Elmhurst, IL
Shoppes of Mill Creek        97%   98%   98%   98%       98%
  Palos Park, IL
Oak Forest Commons           99%   95%  100%  100%      100%
  Oak Forest, IL
Prairie Square               94%   90%   90%   90%       83%*
  Sun Prairie, WI
Downers Grove Plaza          84%  100%  100%  100%      100%
  Downers Grove, IL
St. James Crossing           88%   91%   91%   91%       91%*
  Westmont, IL
Woodfield Plaza              97%   94%   94%   97%       97%*
  Schaumburg, IL
Lake Park Plaza              95%   93%   76%   74%       74%*
  Michigan City, IN
Chestnut Court               85%   86%   88%   98%       86%*
  Darien, IL
Western & Howard            N/A   100%  100%  100%      100%
  Chicago, IL
High Point Center           N/A    97%   97%   90%       94%*
  Madison, WI
Wauconda Shopping Center    N/A   100%  100%  100%      100%
  Wauconda, IL
Berwyn Plaza                N/A   100%  100%  100%      100%
  Berwyn, IL

                                    1998                        1999
                          ------------------------    -------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Woodland Heights            N/A    86%   86%   81%       81%*
  Streamwood, IL
Schaumburg Shopping Center  N/A    93%   93%   93%       93%*
  Schaumburg, IL
Bergen Plaza                N/A    99%   98%   98%       97%*
  Oakdale, MN
Walgreens-Woodstock         N/A   100%  100%  100%      100%
  Woodstock, IL
Winnetka Commons            N/A   N/A   100%  100%      100%
  New Hope, MN
Eastgate Shopping Center    N/A   N/A    91%   91%       87%*
  Lombard, IL
Fairview Heights Plaza      N/A   N/A    78%   78%       78%
  Fairview Heights, IL
Orland Greens               N/A   N/A   100%  100%      100%
  Orland Park, IL
Bakers Shoes                N/A   N/A   100%  100%      100%
  Chicago, IL
Staples, Freeport, IL       N/A   N/A   N/A   100%      100%
Two Rivers Plaza
  Bolingbrook, IL           N/A   N/A   N/A   100%      100%
Edinburgh Festival
  Brooklyn Park, MN         N/A   N/A   N/A    97%      100%*
Woodfield Commons-East/West
  Schaumburg, IL            N/A   N/A   N/A    89%       89%*
Riverplace Center
  Noblesville, IN           N/A   N/A   N/A   100%      100%
Rose Plaza,
  Elmwood Park, IL          N/A   N/A   N/A   100%      100%
Marketplace at Six Corners
  Chicago, IL               N/A   N/A   N/A   100%      100%
Joliet Commons,
  Joliet, IL               N/A    N/A   N/A    97%       97%*
Springboro Plaza
  Springboro, OH            N/A   N/A   N/A   100%      100%
Carmax-Schaumburg
  Schaumburg, IL            N/A   N/A   N/A   100%      100%
Carmax-Tinley Park
  Tinley Park, IL           N/A   N/A   N/A   100%      100%
Hollywood Video-Hammond
  Hammond, IN               N/A   N/A   N/A   100%      100%
Park Center Plaza
  Tinley Park, IL           N/A   N/A   N/A    71%       72%*
Plymouth Collection
  Plymouth, MN              N/A   N/A   N/A   N/A       100%
Circuit City
  Traverse City, MI         N/A   N/A   N/A   N/A       100%
Loehmann's Plaza
  Brookfield, WI            N/A   N/A   N/A   N/A       100%
Baytown Square & Shoppes
  Champaign, IL             N/A   N/A   N/A   N/A        97%*

                                    1998                        1999
                          ------------------------    -------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Woodland Commons
  Buffalo Grove, IL         N/A   N/A   N/A   N/A       100%
Cub Foods-Plymouth
  Plymouth, MN              N/A   N/A   N/A   N/A       100%
Cub Foods-Indianapolis
  Indianapolis, IN          N/A   N/A   N/A   N/A       100%
Gateway Square
  Hinsdale, IL              N/A   N/A   N/A   N/A        96%


  * As part of the purchase of these properties the Company receives rent under master lease agreements on the vacant space, which results in economic occupancy ranging from 97% to 100% at March 31, 1999 for each of these centers. The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased.


Subsequent Events

In  April  1999,  the  Company   paid   a  distribution  of  $4,075,436  to  the
Stockholders.

On April 18, 1999, the Board of Directors approved an increase in Distributions effective June 1, 1999, payable beginning July 17, 1999, from the current level of $.88 per Share per annum to $.89 per Share per annum.

Subsequent to March 31, 1999, the Company has purchased three additional properties from unaffiliated third parties for a total purchase price of approximately $16,285,000.

On May 10, 1999, the Company entered into a loan commitment in connection with a $57,450,000 loan between the Company and Bear Stearns Funding, Inc. This loan was funded May 13, 1999.

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

The fair value of the Company's debt approximates its carrying amount.

There have been no significant changes since December  31, 1998.

                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:    Required  by   the   Securities  and  Exchange  Commission
         Regulations S-K. Item 601.

         The following documents are incorporated by reference:

         Registration Statement on Form S-11 and related exhibits, as amended, File No. 333-45233, filed under the Securities Act of 1933.

         The following documents are filed as part of this Quarterly report:

         (27) Financial Data Schedule

    (b)  Report on Form 8-K/A dated January 15, 1999
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated February 5, 1999
         Item 2.  Acquisition or Disposition of Assets
         Item 5.  Other Events
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated February 24, 1999
         Item 2.  Acquisition or Disposition of Assets
         Item 5.  Other Events
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K/A dated March 31, 1999
         Item 2.  Acquisition or Disposition of Assets
         Item 7.  Financial Statements and Exhibits

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND REAL ESTATE CORPORATION

                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chief Executive Officer
                            Date: May 13, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Chief Financial and Accounting Officer
                            Date: May 13, 1999