Form 10-Q
period 1999-06-30
INLAND REAL ESTATE CORP
filed 1999-08-13
CIK 923284

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of August 12, 1999, there were 54,686,099 shares of common stock outstanding.

                         Part I - Financial Statements


Item 1.  Financial Statements


                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                          Consolidated Balance Sheets

                      June 30, 1999 and December 31, 1998
                                  (unaudited)


                                    Assets
                                    ------

                                                       1999          1998
                                                       ----          ----
Investment properties (Notes 1, 4 and 6):
  Land............................................ $228,810,388   193,093,898
  Construction in progress........................    1,404,254     1,230,448
  Building and improvements.......................  549,453,050   452,885,969
                                                   ------------- -------------
                                                    779,667,692   647,210,315
  Less accumulated depreciation...................   26,102,496    17,161,998
                                                   ------------- -------------
  Net investment properties.......................  753,565,196   630,048,317
                                                   ------------- -------------
Cash and cash equivalents including amounts
  held by property manager (Note 1)...............   70,101,621   123,056,702
Investment securities (Note 1)....................    6,369,476          -
Restricted cash (Note 1)..........................   21,839,046    15,613,197
Accounts and rents receivable (net of allowance
  for doubtful account of $200,000 at June 30,
  1999 and December 31, 1998) (Note 4)............   16,062,070    12,720,962
Mortgage receivable (Note 5)......................    5,042,500          -
Deposits and other assets.........................    1,422,092     2,854,836
Deferred organization costs (net of accumulated
  amortization of $36,223 and $16,477 at June 30,
  1999 and December 31, 1998, respectively)
  (Note 1)........................................         -           19,746
Loan fees (net of accumulated amortization
  of $410,707 and $395,962 at June 30, 1999 and
  December 31, 1998, respectively) (Note 1).......    3,673,570     3,294,787
                                                   ------------- -------------
Total assets...................................... $878,075,571   787,608,547
                                                   ============= =============






         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                          Consolidated Balance Sheets
                                  (continued)

                      June 30, 1999 and December 31, 1998
                                  (unaudited)



                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                       1999           1998
Liabilities:                                           ----           ----
  Accounts payable................................ $    992,759       917,483
  Accrued offering costs to Affiliates............         -          890,786
  Accrued offering costs to non-affiliates........          224         2,740
  Accrued interest payable to Affiliates..........        4,514         4,558
  Accrued interest payable to non-affiliates......    1,315,133     1,651,334
  Accrued real estate taxes.......................   15,604,563    14,384,234
  Distributions payable (Note 9)..................    4,022,883     3,844,649
  Security deposits...............................    1,836,877     1,561,020
  Mortgages payable (Note 6)......................  356,963,892   288,982,470
  Unearned income.................................    1,386,502       448,809
  Other liabilities...............................   12,184,296     5,208,755
  Due to Affiliates (Note 2)......................      900,621        32,925
                                                   ------------- -------------
Total liabilities.................................  395,212,264   317,929,763
                                                   ------------- -------------
Minority interest (Note 1)........................    4,929,205     5,214,298
                                                   ------------- -------------
Stockholders' Equity (Notes 1 and 2):
  Preferred stock, $.01 par value, 6,000,000 Shares
    authorized; none issued and outstanding at June
    30, 1999 and December 31, 1998................         -             -
  Common stock, $.01 par value, 100,000,000 Shares
    authorized; 54,524,700 and 52,394,500 Shares
    issued and outstanding at June 30, 1999 and
    December 31, 1998, respectively...............      545,247       523,945
  Additional paid-in capital (net of offering
    costs of $58,817,348 and $57,536,374 at June
    30, 1999 and December 31, 1998, respectively of
    which $52,218,524 and $51,108,966 was paid
    to Affiliates, respectively)..................  503,065,990   481,271,094
  Accumulated distributions in excess of
    net income....................................  (25,677,135)  (17,330,553)
                                                   ------------- -------------
Total stockholders' equity........................  477,934,102   464,464,486
                                                   ------------- -------------
Total liabilities and stockholders' equity........ $878,075,571   787,608,547
                                                   ============= =============


         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Operations

           For the three and six months ended June 30, 1999 and 1998
                                  (unaudited)

                                         Three months            Six months
                                            ended                  ended
                                           June 30,               June 30,
                                           --------               --------
                                       1999        1998       1999       1998
Income:                                ----        ----       ----       ----
  Rental income (Notes 1 and 4).... $20,446,223 12,006,760 39,072,302 21,431,176
  Additional rental income.........   6,937,095  4,164,116 13,857,666  7,185,041
  Interest income..................   1,221,419  1,058,501  2,747,791  1,834,865
  Other income.....................     170,925     15,523    288,264     62,314
                                    ----------- ---------- ---------- ----------
                                     28,775,662 17,244,900 55,966,023 30,513,396
Expenses:                           ----------- ---------- ---------- ----------
  Professional services to
    Affiliates.....................      26,269     25,023     49,051     43,023
  Professional services to
    non-affiliates.................      79,758     17,500    220,728    115,698
  General and administrative
    to Affiliates..................     149,205     76,665    295,606    147,426
  General and administrative
    expenses to non-affiliates.....     268,426     29,152    352,334     60,208
  Advisor asset management fee.....     850,000    548,193  1,175,000    980,376
  Property operating expenses
    to Affiliates..................   1,175,157    654,591  2,246,911  1,149,119
  Property operating expenses
    to non-affiliates..............   7,791,855  4,862,097 15,740,043  8,328,591
  Mortgage interest to Affiliates.. 13,563 13,814 27,192 27,702 Mortgage interest to
    non-affiliates.................   5,553,177  2,985,569 11,197,345  5,304,045
  Depreciation.....................   4,611,544  2,817,980  8,940,498  5,018,934
  Amortization.....................       7,372     55,041     34,491     97,548
  Acquisition cost expenses to
    Affiliates.....................      67,397     56,750    282,101     86,750
  Acquisition cost expenses to
    non-affiliates.................      29,938      8,115    149,396     22,151
                                    ----------- ---------- ---------- ----------
                                     20,623,661 12,150,490 40,710,696 21,381,571
Income before minority interest     ----------- ---------- ---------- ----------
  in earnings......................   8,152,001  5,094,410 15,255,327  9,131,825
Minority interest in earnings......      81,981       -        81,543       -
                                    ----------- ---------- ---------- ----------
Net income......................... $ 8,233,982  5,094,410 15,336,870  9,131,825
                                    =========== ========== ========== ==========





         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1999 and 1998
                                  (unaudited)

                                         Three months           Six months
                                            ended                  ended
                                           June 30,               June 30,
                                           --------               --------
                                       1999        1998       1999       1998
Net income per common share,           ----        ----       ----       ----
  basic and diluted................ $       .15        .13        .29        .27
                                    =========== ========== ========== ==========
Weighted average common stock
  shares outstanding, basic and
  diluted.......................... $54,141,838 38,431,473 53,350,495 33,593,045
                                    =========== ========== ========== ==========



































         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                Consolidated Statement of Stockholders' Equity

                                 June 30, 1999
                                  (unaudited)

                                                    Accumulated
                                         Additional Distributions
                               Common     Paid-in   in Excess of
                                Stock     Capital    Net Income      Total
                             ---------- ----------- ------------ ------------

Balance January 1, 1999..... $ 523,945  481,271,094 (17,330,553) 464,464,486

Net income..................      -            -     15,336,870   15,336,870

Distributions declared
  ($.44 for the six months
  ended June 30, 1999 per
  weighted average common
  stock shares outstanding).      -            -    (23,683,452) (23,683,452)

Proceeds from Offering (net
  of Offering costs of
  $1,280,974)...............    22,694   23,053,176        -      23,075,870

Repurchases of Shares.......    (1,392)  (1,258,280)       -      (1,259,672)
                             ---------- ----------- ------------ ------------
Balance June 30, 1999....... $ 545,247  503,065,990 (25,677,135) 477,934,102
                             ========== =========== ============ ============






















         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Cash Flows

                For the six months ended June 30, 1999 and 1998
                                  (unaudited)

                                                        1999          1998
Cash flows from operating activities:                   ----          ----
  Net income...................................... $ 15,336,870     9,131,825
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation..................................    8,940,498     5,018,934
    Amortization..................................       34,491        97,548
    Minority interest in earnings.................      (81,543)         -
    Rental income under master lease agreements...      840,189     1,069,655
    Straight line rental income...................     (973,891)     (611,079)
    Interest on unamortized loan fees.............      227,085          -
    Changes in assets and liabilities:
      Accounts and rents receivable...............   (2,367,217)   (3,063,100)
      Other assets................................    1,332,744      (324,062)
      Accounts payable............................      847,008       163,151
      Accrued interest payable....................     (336,245)      404,752
      Accrued real estate taxes...................    1,220,329     4,222,631
      Security deposits...........................      275,857       387,770
      Other liabilities...........................    6,975,541     2,018,290
      Due to Affiliates...........................      867,696       258,763
      Unearned income.............................      937,693        64,578
                                                   ------------- -------------
Net cash provided by operating activities.........   34,077,105    18,839,656
                                                   ------------- -------------
Cash flows from investing activities:
  Restricted cash.................................   (6,225,849)   (2,590,795)
  Purchase of investment securities...............   (6,369,476)         -
  Additions to investment properties..............   (2,877,058)     (646,250)
  Purchase of investment properties............... (120,666,196) (163,602,161)
  Mortgage receivable.............................   (5,042,500)     (929,239)
  Construction in progress........................     (173,806)         -
  Proceeds from sale of land......................    1,117,665          -
  Deposits on investment properties...............      100,000     3,018,530
                                                   ------------- -------------
Net cash used in investing activities............. (140,137,220) (164,749,915)
                                                   ------------- -------------











         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Cash Flows
                                  (continued)

                For the six months ended June 30, 1999 and 1998
                                  (unaudited)

                                                        1999          1998
Cash flows from financing activities:                   ----          ----
  Proceeds from offering..........................    24,356,844    174,199,117
  Repurchases of shares...........................    (1,259,672)      (173,970)
  Payments of offering costs......................    (2,174,276)   (17,018,631)
  Loan proceeds...................................    57,450,000     48,302,000
  Loan fees.......................................      (620,613)      (673,565)
  Distributions paid..............................   (23,708,768)   (13,478,174)
  Principal payments of debt......................      (938,481)      (743,111)
                                                   ------------- ---------------
Net cash provided by financing activities.........    53,105,034    190,413,666
Net increase (decrease) in cash and                ------------- ---------------
  cash equivalents................................   (52,955,081)    44,503,407
Cash and cash equivalents at beginning of period..   123,056,702     51,145,587
                                                   ------------- ---------------
Cash and cash equivalents at end of period........ $  70,101,621     95,648,994
                                                   ==============  =============





Supplemental schedule of noncash investing and financing activities:

Increase in investment properties................. $(132,136,099)  (177,026,344)
Assumption of mortgage debt.......................    11,469,903     13,424,183
                                                   -------------- --------------
Purchase of investment properties................. $(120,666,196)  (163,602,161)
                                                   ============== ==============


Distributions payable............................. $   4,022,883      2,954,326
                                                   ============== ==============

Interest paid..................................... $  11,118,153      4,926,995
                                                   ============== ==============









         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements

                                 June 30, 1999
                                  (unaudited)

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

(1) Organization and Basis of Accounting

The Company was formed on May 12, 1994. The Company may acquire existing Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois. The Company may also acquire single-user retail properties in locations throughout the United States, some of which may be sale and leaseback transactions, net leased to creditworthy tenants. The Company is also permitted to construct or develop properties, or render services in connection with such development or construction, subject to the Company's compliance with the rules governing real estate investment trusts under the Internal Revenue Code of 1986, as amended (the "Code"). Inland Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, is the advisor to the Company.

On October 14, 1994, the Company commenced an initial public offering, on a best efforts basis, ("Initial Offering") of 5,000,000 shares of common stock ("Shares") at $10 per Share. As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the Initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Second Offering"). As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares, thereby completing the Second Offering. On July 14, 1997, the Company commenced an offering of an additional 20,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Third Offering"). As of March 19, 1998, the Company had received subscriptions for a total of 20,000,000
Shares, thereby completing the Third Offering. On April 7, 1998, the Company commenced an offering of an additional 27,000,000 Shares at $11.00 per Share, on a best efforts basis, (the "Fourth Offering"). In order to maximize the Company's flexibility in evaluating strategic alternatives, the Board of Directors decided to terminate the Fourth Offering on December 31, 1998. The Company received subscriptions for a total of 16,642,397 Shares in the Fourth Offering. The Initial, Second, Third and Fourth are collectively called the "Offerings." In addition, as of June 30, 1999, the Company has issued 3,272,967 Shares through the Company's Distribution Reinvestment Program. As of June 30, 1999, the Company has repurchased a total of 390,085 Shares through the Company's Share Repurchase Program, for an aggregate amount of $3,644,336. As a result, gross offering proceeds from the Offerings ("Gross Offering Proceeds") total $562,428,585, as of June 30, 1999.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


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

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment securities at June 30, 1999 consist of preferred and common stock investments in various real estate investment trusts and are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other that temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned.

In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.

The consolidated financial statements include the accounts of the Company and Joliet Commons LLC, an Illinois limited liability company ("LLC"). The Company entered into the LLC with an unaffiliated third party (the "Seller") in order to purchase the Joliet Commons Shopping Center. The transaction was structured such that the Company contributed approximately $52,000 for a 1% interest in the LLC and the Seller contributed a property with a fair market value of approximately $19,733,000 and debt of approximately $14,569,000 to the LLC for a 99% interest. The Company is the managing member of the LLC. Due to the Company's ability as managing member to directly control the LLC, it is consolidated for financial reporting purposes. The Seller's interest is reflected as a minority interest in the accompanying consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


(2) Transactions with Affiliates

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to each of the Offerings. Such expenses include postage, data processing and marketing and are reimbursed at cost. The aggregate cost to Affiliates incurred and paid relating to the Offerings was $2,349,336. In addition, an Affiliate of the Advisor served as Dealer Manager of each of the Offerings and was entitled to receive selling commissions, marketing contributions and due diligence expense allowance fees from the Company in connection with each of the Offerings. Such amounts incurred and paid by the Company were $49,869,188, of which approximately $43,392,000 of these commissions were passed through from the Affiliate to unaffiliated soliciting broker/dealers.

The Company incurred $58,853,874 of organization and offering costs to Affiliates and non-affiliates in connection with the Offerings. Pursuant to the terms of each of the Offerings, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of Gross Offering Proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. At completion of the offerings, organizational and offering costs expenses did not exceed the 5.5% and 15% limitations.

The Advisor may receive an annual advisor asset management fee of not more than 1% of the average invested assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the advisor asset management fee plus other operating expenses paid during the previous calendar year exceed 2% of the Company's average invested assets for the calendar year or 25% of the Company's net income for that calendar year; and (ii) to the extent that stockholders have not received an annual distribution equal to or greater than the 8% current return. The Company incurred $1,175,000 and $980,376 of advisor asset management fees for the six months ended June 30, 1999 and 1998, respectively, of which $850,000 and $548,193 remain unpaid at June 30, 1999 and 1998, respectively.

An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. The Company incurred and paid Property Management Fees of $2,246,911 and $1,149,119 for the six months ended June 30, 1999 and 1998, respectively.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to selecting, evaluating and acquiring properties. The costs relating to properties purchased are included in building and improvements. The costs relating to properties that were not acquired are included in acquisition cost expenses to Affiliates.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the administration of the Company. Such costs of $49,051, $295,606 and $282,101 are included in professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed to Affiliates, respectively, for the six months ended June 30, 1999.


(3) Investment Properties

As part of several purchases, the Company receives rent under master lease agreements on the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The cumulative amount of such payments was $3,803,018 and $2,962,829 as of June 30, 1999 and December 31, 1998, respectively.


(4) Operating Leases

Certain tenant's leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $973,891 and $611,079 in 1999 and 1998, of rental income for the period of occupancy for which stepped rent increases apply and $3,881,458 and $2,907,567 in related accounts and rents receivable as of June 30, 1999 and December 31, 1998, respectively. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.


(5) Mortgage Receivable

On May 28, 1999, the Company entered into a construction loan agreement with an unaffiliated third party, the borrower, for an aggregate loan of $15,500,000. Disbursements will be made periodically as work progresses in connection with the reconstruction of Thatcher Woods Shopping Center in River Grove, Illinois. The construction loan matures on December 31, 2000. The loan requires the borrower to make monthly interest-only payments on amounts disbursed at a rate of 9%. Contingent upon certain criteria stated in the contract, the Company has agreed to purchase this property upon completion, which should occur prior to year end 2000.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)

(6) Mortgages Payable

                        Current              Current          Balance at
                        Interest   Maturity  Monthly     June 30,   Dec. 31,
                          Rate       Date   Payment(a)     1999       1998
                       ---------- --------- ---------- ----------- -----------
Mortgage payable to Affiliate:
  Inland Mortgage
   Servicing Corp. (a)    7.65%    05/2004  $  5,689   $   707,546     714,443

Mortgages payable to non-affiliates:
  Bank One                7.03%    08/2000     (b)       4,277,342   4,312,036
  LaSalle National Bank   7.85%    10/2003    57,992     8,865,000   8,865,000
  LaSalle National Bank   7.85%    08/2003    25,872     3,955,000   3,955,000
  LaSalle National Bank   7.59%    01/2004    81,277    12,850,000  12,850,000
  LaSalle National Bank   7.80%    01/2004    83,460    12,840,000  12,840,000
  John Hancock (a) (c)    9.00%    10/2001    85,423     9,105,086   9,205,252
  LaSalle National Bank   7.65%    06/2004    65,133    10,216,880  10,216,880
  LaSalle National Bank   7.49%    06/2004    61,116     9,791,500   9,791,500
  LaSalle National Bank   7.23%    01/2005    28,183     4,677,796   4,677,795
  Allstate                7.21%    12/2004    38,453     6,400,000   6,400,000
  LaSalle National
    Bank (d)              3.13%    12/2014    19,740     6,200,000   6,200,000
  LaSalle National Bank   7.28%    03/2005    25,041     4,050,000   4,050,000
  LaSalle National Bank   6.99%    04/2003     6,827     1,150,000   1,150,000
  LaSalle National Bank   7.00%    04/2005   106,404    17,897,500  17,897,500
  Allstate                7.00%    02/2005    31,946     5,476,500   5,476,500
  Allstate                7.00%    01/2005    23,917     4,100,000   4,100,000
  Allstate                7.15%    01/2005    18,173     3,050,000   3,050,000
  Allstate                7.10%    03/2003    17,620     2,978,000   2,978,000
  Nationwide Life
    Insurance Company     8.00%    09/1999    63,333     9,500,000   9,500,000
  Allstate                6.65%    05/2005    53,200     9,600,000   9,600,000
  Allstate (e)            9.25%    12/2009    30,125     3,908,082   3,908,082
  Allstate                6.82%    08/2005    60,243    10,600,000  10,600,000
  LaSalle National Bank   6.50%    12/2005    72,123    13,500,000  13,500,000
  Allstate                6.66%    10/2003    17,483     3,150,000   3,150,000

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


                        Current              Current          Balance at
                        Interest   Maturity  Monthly     June 30,   Dec. 31,
                          Rate       Date   Payment(a)     1999       1998
                       ---------- --------- ---------- ----------- -----------
  Allstate                7.00%    12/2003    65,333     11,200,000   11,200,000
  Berkshire Mortgage (a)  7.79%    10/2007   105,719     14,507,950   14,569,482
  Woodmen of the World    6.75%    06/2008    26,015      4,625,000    4,625,000
  Lehman secured
    financing (f)         6.36%    10/2008   299,025     54,600,000   54,600,000
  Column secured
    financing (g)         7.00%    11/2008   150,695     25,000,000   25,000,000
  Principal Life Ins.     6.24%    09/2001    55,820     10,734,710         -
  Bear, Stearns secured
    financing (h)         6.86%    06/2004   328,662     57,450,000         -
                                                       ------------  -----------
Mortgages Payable....................................  $356,963,892  288,982,470
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

                                 June 30, 1999
                                  (unaudited)


(e) The seller deposited money into an escrow account, which together with interest earnings on the deposit, will provide a sum that will be drawn down on a monthly basis by the Company to reduce the effective interest rate paid on the loan to 7% per annum for a period of five years.

(f) The Company paid $636,000 of loan fees and $503,295 of other costs associated with this financing with Lehman Brothers Holdings, Inc. This allowed the Company to secure a rate lock agreement to set the interest rate at the time of execution of this financing, thus protecting the Company from future interest rate increases.

(g) The Company paid $37,125 of loan fees and $267,884 of other costs associated with this financing with Column Financial, Inc. This allowed the Company to secure a rate lock agreement to set the interest rate at the time of execution of this financing, thus protecting the Company from future interest rate increases.

(h) The Company paid $415,766 of loan fees and $134,429 of other costs associated with this financing with Bear, Stearns Funding, Inc. This allowed the Company to secure a rate lock agreement to set the interest rate at the time of execution of this financing, thus protecting the Company from future interest rate increases.


(7) Earnings per Share

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of June 30, 1999 and December 31, 1998, options to purchase 15,000 and 13,500 shares, respectively, of common stock at prices ranging from $9.05 to $10.45 per share were outstanding.

As of June 30, 1999, the Company has issued warrants to purchase 1,158,509 shares of common stock at a price of $12.00 per share to soliciting dealers pursuant to its Offerings. These warrants were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market prices of common shares.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


(8)  Segment Reporting

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

The property revenues and property net operations of the reportable segments are summarized in the following tables as of June 30, 1999 and 1998, and for the six month periods then ended, along with a reconciliation to net income. Property asset information is as of June 30, 1999 and December 31, 1998.

                                       1999          1998
                                       ----          ----
Total property revenues.........  $ 53,218,232    28,678,531
Total property operating
  expenses......................    17,986,954     9,477,710
Mortgage interest................   11,224,537     5,331,747
                                  ------------- -------------
Net property operations..........   24,006,741    13,869,074
                                  ------------- -------------
Interest income..................    2,747,791     1,834,865
Less non property expenses:
  Professional services..........      269,779       158,721
  General and administrative.....      647,940       207,634
  Advisor asset management fee...    1,175,000       980,376
  Depreciation and amortization..    8,974,989     5,116,482
  Acquisition cost expense.......      431,497       108,901
Income before minority interest   ------------- -------------
  in earnings.................... $ 15,255,327     9,131,825
                                  ============= =============

Net investment properties........ $753,565,196   630,048,317
                                  ============= =============

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


(9)  Subsequent Events

In July 1999, the Company paid a distribution of $4,022,883 to Stockholders.

Subsequent to June 30, 1999, the Company has purchased two additional properties from unaffiliated third parties for a total purchase price of approximately $11,900,000.

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


Liquidity and Capital Resources

On September 28, 1998, the Board of Directors authorized the Company to engage Everen Securities, Inc. to advise the Company on strategic alternatives designed to maximize Stockholder value. These alternative include, but are not limited to, evaluating whether the Company should: (1) become internally advised and managed by acquiring the Advisor and the Company's property manager; (2) list its common stock on an exchange or other trading system; or
(3) seek to merge with a third party that is already listed on an exchange or other trading system. Everen Securities is expected to complete its advisory engagement by the third quarter 1999.

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents at June 30, 1999 and December 31, 1998 were $70,101,621 and $123,056,702, respectively. The decrease in cash and cash equivalents since December 31, 1998 resulted primarily from the use of cash resources to purchase additional properties since December 31, 1998. The Company intends to use cash and cash equivalents to purchase additional properties, to pay distributions and for working capital requirements. The source of future cash for investing in properties will be from financing obtained on currently unencumbered properties.

As of June 30, 1999, the Company had acquired ninety-nine properties. The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. Distributions declared for the six months ended June 30, 1999 were $23,683,452, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end.

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

Cash Flows From Operating Activities

Net cash provided by operating activities increased from $18,839,656 for the six months ended June 30, 1998 to $34,077,105 for the six months ended June 30, 1999. This increase is due primarily to the purchase of additional properties in 1999 and a full six months of operations on properties acquired during 1998. As of June 30, 1999, the Company had acquired ninety-nine properties, as compared to sixty-seven properties as of June 30, 1998.

Cash Flows From Investing Activities

Cash flows used in investing activities were utilized primarily for the purchase of and additions to properties. Additionally, during 1999 the Company purchased investment securities.

Cash Flows From Financing Activities

For the six months ended June 30, 1999, the Company generated $53,105,034 of cash flows from financing activities as compared to $190,413,666 of cash flows generated from financing activities for the six months ended June 30, 1998. This decrease is due primarily to the termination of the Fourth Offering on December 31, 1998. For the six months ended June 30, 1998, the Company had proceeds from the Offerings, net of offering costs paid, of approximately $157,200,000, compared to offering proceeds received, net of offering costs paid, for the six months ended June 30, 1999 of approximately $22,200,000. The decrease is also due to an increase in the distributions paid for the six months ended June 30, 1999 of approximately $23,700,000, as compared to the distributions paid for the six months ended June 30, 1998 of approximately $13,500,000. This decrease was partially offset by an increase in loan proceeds received from financing placed on previously unencumbered properties during the six months ended June 30, 1999 of $57,450,000, as compared to the
loan  proceeds  received  during  the  six   months  ended  June  30,  1998  of
$48,302,000.

Results of Operations

At June 30, 1999, the Company owned sixty-four Neighborhood Retail Centers, fourteen Community Centers and twenty-one single-user retail properties.

Total income for the six months ended June 30, 1999 and 1998 was $55,966,023 and $30,513,396, respectively. This increase was due to the purchase of additional properties in 1999 and a full six months of operations on properties acquired during 1998. As of June 30, 1999, the Company had acquired ninety-nine properties, as compared to sixty-seven properties as of June 30, 1998. The purchase of additional properties also resulted in increases in additional rental income, property operating expenses and depreciation expense.

During March 1999, the Company received a lease termination fee of $803,158 on a lease at one of the Company's properties. This termination fee is included in additional rental income for the six months ended June 30, 1999. The Company signed a lease with a new tenant for this space and began receiving rent from the new tenant in April 1999.

The increase in mortgage interest to non-affiliates for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, is due to the Company obtaining additional financing secured by previously acquired centers, as well as mortgages assumed as part of the purchase of properties. The mortgages payable totaled $356,963,892 as of June 30, 1999, as compared to $288,982,470 as of June 30, 1998.

Interest income is the result of cash and cash equivalents being invested in short-term investments until a property is purchased.

The increase in professional services to Affiliates and non-affiliates and general and administrative expenses to Affiliates for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, is due to the management of an increased number of real estate assets and an increased number of stockholders.

The increase in acquisition cost expenses to Affiliates and non-affiliates is due to the increased number of properties considered for acquisition by the Company and not purchased.

The consolidated financial statements include the accounts of the Company and Joliet Commons LLC, an Illinois limited liability company ("LLC"). The Company entered into the LLC with an unaffiliated third party (the "Seller") in order to purchase the Joliet Commons Shopping Center. The transaction was structured such that the Company contributed approximately $52,000 for a 1% interest in the LLC and the Seller contributed a property with a fair market value of approximately $19,733,000 and debt of approximately $14,569,000 to the LLC for a 99% interest. The Company is the managing member of the LLC. Due to the Company's ability as managing member to directly control the LLC, it is consolidated for financial reporting purposes. The Seller's interest is reflected as a minority interest in the accompanying consolidated financial statements.

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

Tenants and Suppliers: The Company is in the process of surveying tenants, suppliers and other parties with whom the Company does a significant amount of business to identify the Company's potential exposure in the event such parties are not year 2000 compliant in a timely manner. At this time, the Company is not aware of any of these parties anticipating a material year 2000 compliance issue. However, since this area involves some parties over which the Company has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Company is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Company's investigations and assessments of possible year 2000 issues are on-going, and currently the Company is not aware of any material impact on its business, operations or financial condition due to year 2000 non-compliance by any of the Company's tenants or suppliers. The Company will continue to investigate and assess its tenants through the year ended December 31, 1999.

Non-Information Technology Systems: In the operation of its properties, the Company has acquired equipment with embedded technology such as microcontrollers, which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Company is in the process of evaluating its potential exposure and costs if such non-information technology systems are not year 2000 compliant and expects to be able to complete its assessment during the third quarter of 1999.

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

                                                     June 30,       June 30,
                                                       1999           1998
                                                       ----           ----
     Net income................................... $15,336,870     9,131,825
     Depreciation net of minority interest........   8,618,178     5,018,934
                                                   ------------  ------------
     Funds from operations (1)....................  23,955,048    14,150,759

     Principal amortization of debt...............    (103,122)      (35,434)
     Deferred rent receivable (2).................    (973,891)     (611,079)
     Acquisition cost expenses (3)................        -          108,901
     Rental income received under
      master lease agreements (4).................     840,189     1,069,655
                                                   ------------  ------------
     Funds available for distribution............. $23,718,224    14,682,802
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


                                    1998                        1999
                          ------------------------    -------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Walgreens                   100%  100%  100%  100%      100%  100%
  Decatur, IL
Eagle Crest                  95%   95%  100%  100%      100%   94%
  Naperville, IL
Montgomery-Goodyear          77%   77%   77%   77%       77%   77%
  Montgomery, IL
Hartford/Naperville Plaza   100%  100%  100%  100%      100%  100%
  Naperville, IL
Nantucket Square             96%   98%  100%  100%      100%  100%
  Schaumburg, IL
Antioch Plaza                68%   68%   68%   68%       68%   68%
  Antioch, IL
Mundelein Plaza              95%   95%   92%  100%      100%  100%
  Mundelein, IL
Regency Point                97%   97%   97%   97%       97%   97%
  Lockport, IL
Prospect Heights             83%   92%   92%   92%       92%   15%
  Prospect Heights, IL
Montgomery-Sears             95%   95%  100%  100%      100%  100%
  Montgomery,IL
Zany Brainy                 100%  100%  100%  100%      100%  100%
  Wheaton, IL
Salem Square                 97%   97%   97%   97%       97%   97%
  Countryside, IL
Hawthorn Village            100%  100%  100%  100%      100%  100%
  Vernon Hills, IL

                                    1998                        1999
                          ------------------------    -------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----

Six Corners                  93%   90%   82%   82%       88%   90%
  Chicago, IL
Spring Hill Fashion Ctr.     98%  100%  100%   95%       95%   95%
  West Dundee, IL
Crestwood Plaza             100%  100%  100%  100%      100%   68%
  Crestwood, IL
Park St. Claire             100%  100%  100%  100%      100%  100%
  Schaumburg, IL
Lansing Square               90%   90%   88%   98%       98%   98%
  Lansing, IL
Summit of Park Ridge         83%   87%   91%   87%       93%   88%
  Park Ridge, IL
Grand and Hunt Club         100%  100%  100%  100%      100%  100%
  Gurnee, IL
Quarry Outlot               100%  100%  100%  100%      100%  100%
  Hodgkins, IL
Maple Park Place             98%   98%   94%   99%       99%   97%
  Bolingbrook, IL
Aurora Commons               98%   98%   95%   95%       94%   94%
  Aurora, IL
Lincoln Park Place           60%   60%   60%   60%       60%   60%
  Chicago, IL
Ameritech                   100%  100%  100%  100%      100%  100%
  Joliet, IL
Dominicks-Schaumburg        100%  100%  100%  100%      100%  100%
  Schaumburg, IL
Dominicks-Highland Park     100%  100%  100%  100%      100%  100%
  Highland Park, IL
Niles Shopping Center        60%  100%  100%  100%      100%  100%
  Niles, IL
Mallard Crossing             95%   95%  100%   97%       97%   97%
  Elk Grove Village, IL
Cobblers Crossing            89%   89%   92%   91%       92%   92%
  Elgin, IL
Calumet Square              100%  100%  100%  100%      100%  100%
  Calumet City, IL
Sequoia Shopping Center      93%   96%  100%  100%      100%  100%
  Milwaukee, WI
Riversquare Shopping Ctr.    95%  100%  100%   97%       95%   95%
  Naperville, IL
Rivertree Court              99%   99%   99%   99%       99%   99%*
  Vernon Hills, IL
Shorecrest Plaza             96%   96%   96%   87%       89%   89%
  Racine, WI
Dominicks-Glendale Heights  100%  100%  100%  100%      100%  100%
  Glendale Heights, IL
Party City Store            100%  100%  100%  100%      100%  100%
  Oak Brook Terrace, IL
Eagle Country Market        100%  100%  100%  100%      100%  100%
  Roselle, IL

                                    1998                        1999
                          ------------------------    -------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----

Dominicks-Countryside       100%  100%  100%  100%      100%  100%
  Countryside, IL
Terramere Plaza              80%   86%   92%   95%       86%   86%
  Arlington Heights, IL
Wilson Plaza                100%  100%  100%  100%      100%  100%
  Batavia, IL
Iroquois Center              81%   81%   73%   73%       73%   65%*
  Naperville, IL
Fashion Square               80%   87%   97%  100%      100%  100%
  Skokie, IL
Naper West                   88%   88%   90%   83%       91%   92%
  Naperville, IL
Dominicks-West Chicago      100%  100%  100%  100%      100%  100%
  West Chicago, IL
Shops at Coopers Grove       96%  100%  100%  100%      100%  100%
  Country Club Hills, IL
Maple Plaza                 100%  100%  100%  100%      100%  100%
  Downers Grove, IL
Orland Park Retail           84%   84%  100%  100%      100%  100%
  Orland Park, IL
Wisner/Milwaukee Plaza      100%  100%  100%  100%      100%  100%
  Chicago, IL
Homewood Plaza              100%  100%  100%  100%      100%  100%
  Homewood, IL
Elmhurst City Center         99%   99%   99%  100%      100%  100%
  Elmhurst, IL
Shoppes of Mill Creek        97%   98%   98%   98%       98%   98%
  Palos Park, IL
Oak Forest Commons           99%   95%  100%  100%      100%  100%
  Oak Forest, IL
Prairie Square               94%   90%   90%   90%       83%   83%*
  Sun Prairie, WI
Downers Grove Plaza          84%  100%  100%  100%      100%  100%
  Downers Grove, IL
St. James Crossing           88%   91%   91%   91%       91%   91%
  Westmont, IL
Woodfield Plaza              97%   94%   94%   97%       97%   97%*
  Schaumburg, IL
Lake Park Plaza              95%   93%   76%   74%       74%   74%
  Michigan City, IN
Chestnut Court               85%   86%   88%   98%       86%   95%
  Darien, IL
Western & Howard            N/A   100%  100%  100%      100%  100%
  Chicago, IL
High Point Center           N/A    97%   97%   90%       94%   82%*
  Madison, WI
Wauconda Shopping Center    N/A   100%  100%  100%      100%  100%
  Wauconda, IL
Berwyn Plaza                N/A   100%  100%  100%      100%  100%
  Berwyn, IL

                                    1998                        1999
                          ------------------------    -------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----

Woodland Heights            N/A    86%   86%   81%       81%   81%
  Streamwood, IL
Schaumburg Shopping Center  N/A    93%   93%   93%       93%   93%
  Schaumburg, IL
Bergen Plaza                N/A    99%   98%   98%       97%   97%*
  Oakdale, MN
Walgreens-Woodstock         N/A   100%  100%  100%      100%  100%
  Woodstock, IL
Winnetka Commons            N/A   N/A   100%  100%      100%  100%
  New Hope, MN
Eastgate Shopping Center    N/A   N/A    91%   91%       87%   91%*
  Lombard, IL
Fairview Heights Plaza      N/A   N/A    78%   78%       78%   78%
  Fairview Heights, IL
Orland Greens               N/A   N/A   100%  100%      100%   97%
  Orland Park, IL
Bakers Shoes                N/A   N/A   100%  100%      100%  100%
  Chicago, IL
Staples, Freeport, IL       N/A   N/A   N/A   100%      100%  100%
Two Rivers Plaza
  Bolingbrook, IL           N/A   N/A   N/A   100%      100%  100%
Edinburgh Festival
  Brooklyn Park, MN         N/A   N/A   N/A    97%      100%  100%
Woodfield Commons-East/West
  Schaumburg, IL            N/A   N/A   N/A    89%       89%   86%*
Riverplace Center
  Noblesville, IN           N/A   N/A   N/A   100%      100%  100%
Rose Plaza,
  Elmwood Park, IL          N/A   N/A   N/A   100%      100%  100%
Marketplace at Six Corners
  Chicago, IL               N/A   N/A   N/A   100%      100%  100%
Joliet Commons,
  Joliet, IL               N/A    N/A   N/A    97%       97%   97%*
Springboro Plaza
  Springboro, OH            N/A   N/A   N/A   100%      100%  100%
Carmax-Schaumburg
  Schaumburg, IL            N/A   N/A   N/A   100%      100%  100%
Carmax-Tinley Park
  Tinley Park, IL           N/A   N/A   N/A   100%      100%  100%
Hollywood Video-Hammond
  Hammond, IN               N/A   N/A   N/A   100%      100%  100%
Park Center Plaza
  Tinley Park, IL           N/A   N/A   N/A    71%       72%   84%*
Plymouth Collection
  Plymouth, MN              N/A   N/A   N/A   N/A       100%  100%
Circuit City
  Traverse City, MI         N/A   N/A   N/A   N/A       100%  100%
Loehmann's Plaza
  Brookfield, WI            N/A   N/A   N/A   N/A       100%  100%
Baytown Square & Shoppes
  Champaign, IL             N/A   N/A   N/A   N/A        97%   97%*

                                    1998                        1999
                          ------------------------    -------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Woodland Commons
  Buffalo Grove, IL         N/A   N/A   N/A   N/A       100%   99%
Cub Foods-Plymouth
  Plymouth, MN              N/A   N/A   N/A   N/A       100%  100%
Cub Foods-Indianapolis
  Indianapolis, IN          N/A   N/A   N/A   N/A       100%  100%
Gateway Square
  Hinsdale, IL              N/A   N/A   N/A   N/A        96%   96%
Eagle Ridge Center
  Lindenhurst, IL           N/A   N/A   N/A   N/A       N/A   100%
Dominicks-Hammond
  Hammond, IN               N/A   N/A   N/A   N/A       N/A   100%
Randall Square
  Geneva, IL                N/A   N/A   N/A   N/A       N/A    87%*
Eagle-Buffalo Grove
  Buffalo Grove, IL         N/A   N/A   N/A   N/A       N/A   100%
Oak Forest Commons III
  Oak Forest, IL            N/A   N/A   N/A   N/A       N/A    72%*
Oak Lawn Town Center
  Oak Lawn, IL              N/A   N/A   N/A   N/A       N/A   100%

* As part of the purchase of these properties the Company receives rent under master lease agreements on the vacant space, which results in economic occupancy ranging from 88% to 100% at June 30, 1999 for each of these centers. The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased.


Subsequent Events

In July 1999, the Company paid a distribution of $4,022,883 to Stockholders.

Subsequent to June 30, 1999, the Company has purchased two additional properties from unaffiliated third parties for a total purchase price of approximately $11,900,000.

On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate changes primarily as a result of its long-term debt used to fund capital expenditures and for expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objectives is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instruments. The Company does not enter into derivative or interest rate transactions for speculative purposes.

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

         The following documents are filed as part of this Quarterly report:

         10.1 Loan agreement dated as of May 10, 1999 by and between Inland Real Estate BSC I LLC, as Borrower and Bear Stearns, as Lender.

         10.2 Promissory Note dated May 12, 1999.

         10.3 Limited Liability Company Agreement  of  Inland  Real Estate BSC I
              LLC.

         10.4 Registration Rights Agreement dated September 30, 1998.

         27    Financial Data Schedule

    (b)  Report on Form 8-K dated May 12, 1999
         Item 2.  Acquisition or Disposition of Assets
         Item 5.  Other Events
         Item 7.  Financial Statements and Exhibits

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND REAL ESTATE CORPORATION

                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chief Executive Officer
                            Date: August 12, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Chief Financial and Accounting Officer
                            Date: August 12, 1999