Form 10-Q
period 1999-09-30
INLAND REAL ESTATE CORP
filed 1999-11-15
CIK 923284

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of November 12, 1999, there were 55,136,267 shares of common stock outstanding.

                         Part I - Financial Statements


Item 1.  Financial Statements


                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                          Consolidated Balance Sheets

                   September 30, 1999 and December 31, 1998
                                  (unaudited)


                                    Assets


                                                        1999           1998

Investment properties (Note 3):
  Land............................................ $262,454,806    193,093,898
  Construction in progress........................    2,122,528      1,230,448
  Building and improvements.......................  633,057,149    452,885,969
                                                   -------------  -------------
                                                    897,634,483    647,210,315
  Less accumulated depreciation...................   31,311,682     17,161,998
                                                   -------------  -------------
  Net investment properties.......................  866,322,801    630,048,317
                                                   -------------  -------------
Cash and cash equivalents including amounts
  held by property manager........................   41,699,875    123,056,702
Investment in securities (net of allowance for
  unrealized loss of $948,253 at September 30, 1999
  (Note 1)........................................    7,649,440           -
Restricted cash...................................   23,127,298     15,613,197
Accounts and rents receivable (net of allowance
  for doubtful accounts of $700,000 and $200,000
  at September 30, 1999 and December 31, 1998,
  respectively) (Note 4)..........................   20,192,634     12,720,962
Mortgage receivable (Note 5)......................    5,295,623           -
Deposits and other assets.........................      627,135      2,854,836
Deferred organization costs (net of accumulated
  amortization of $36,526 and $16,780 at September
  30, 1999 and December 31, 1998, respectively)...         -            19,746
Leasing fees (net of accumulated amortization of
  $20,000 at September 30, 1999) (Note 1).........      267,000           -
Loan fees (net of accumulated amortization of
  $854,285 and $395,962 at September 30, 1999 and
  December 31, 1998, respectively)................    4,201,358      3,294,787
                                                   -------------  -------------
Total assets...................................... $969,383,164    787,608,547
                                                   =============  =============




         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                          Consolidated Balance Sheets
                                  (continued)

                   September 30, 1999 and December 31, 1998
                                  (unaudited)

                     Liabilities and Stockholders' Equity

                                                       1999          1998
Liabilities:
  Accounts payable................................ $    806,297       917,483
  Accrued offering costs to Affiliates............         -          890,786
  Accrued offering costs to non-affiliates........         -            2,740
  Accrued interest payable to Affiliates..........        4,499         4,558
  Accrued interest payable to non-affiliates......    1,441,620     1,651,334
  Accrued real estate taxes.......................   19,793,996    14,384,234
  Distributions payable (Note 9)..................    4,133,564     3,844,649
  Security deposits...............................    1,963,869     1,561,020
  Mortgages payable (Note 6)......................  422,296,612   288,982,470
  Unearned income.................................    1,304,586       448,809
  Other liabilities...............................   10,910,434     5,208,755
  Due to Affiliates (Note 2)......................    1,417,382        32,925
                                                   ------------- -------------
Total liabilities.................................  464,072,859   317,929,763
                                                   ------------- -------------
Minority interest (Note 1)........................   27,472,519     5,214,298
                                                   ------------- -------------
Stockholders' Equity (Notes 1 and 2):
  Preferred stock, $.01 par value, 6,000,000 Shares
   authorized; none issued and outstanding at
   September 30, 1999 and December 31, 1998.......         -             -
  Common stock, $.01 par value, 100,000,000 Shares
    authorized; 54,971,500 and 52,394,500 issued
    and outstanding at September 30, 1999 and
    December 31, 1998, respectively...............      549,715       523,945
  Additional paid-in capital (net of offering
    costs of $58,816,092 and 57,536,374 at
    September 30, 1999 and December 31, 1998,
    respectively, of which $52,218,524 and
    $51,108,966 was paid to Affiliates,
    respectively).................................  507,941,066   481,271,094
  Accumulated distributions in excess of
    net income....................................  (29,704,742)  (17,330,553)
  Accumulated other comprehensive income (loss)...     (948,253)         -
                                                   ------------- -------------
Total stockholders' equity........................  477,837,786   464,464,486
                                                   ------------- -------------
Total liabilities and stockholders' equity........ $969,383,164   787,608,547
                                                   ============= =============





         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Operations

        For the three and nine months ended September 30, 1999 and 1998
                                  (unaudited)

                                      Three months            Nine months
                                          ended                  ended
                                      September 30,          September 30,
                                     1999         1998       1999        1998
Income:
  Rental income (Note 4)......... $22,273,180  13,532,908 61,345,482  34,964,084
  Additional rental income.......   9,160,606   4,582,313 23,018,272  11,767,354
  Interest income................     957,611   1,435,950  3,705,402   3,270,815
  Other income...................      61,970      53,118    350,234     115,432
                                  ------------ ---------- ----------- ----------
                                   32,453,367  19,604,289 88,419,390  50,117,685
Expenses:                         ------------ ---------- ----------- ----------
  Professional services to
    Affiliates...................      35,083      20,180     84,134      63,203
  Professional services to
    non-affiliates...............      71,985      26,585    292,713     142,283
  General and administrative
    expenses to Affiliates.......     151,346     125,799    446,952     273,225
  General and administrative
    expenses to non-affiliates...      95,628      18,770    447,962      78,978
  Advisor asset management fee...   1,400,000     272,439  2,575,000   1,252,815
  Property operating expenses
    to Affiliates................   1,145,144     755,741  3,392,055   1,904,860
  Property operating expenses
    to non-affiliates............   9,135,623   4,789,547 24,875,666  13,118,138
  Mortgage interest to Affiliates      13,503      13,758     40,695      41,460
  Mortgage interest to
    non-affiliates...............   6,794,803   3,225,342 17,992,148   8,529,387
  Depreciation...................   5,209,186   3,068,690 14,149,684   8,087,624
  Amortization...................      29,390      60,344     63,881     157,892
  Acquisition cost expenses to
    Affiliates...................      52,857      80,593    334,958     167,343
  Acquisition cost expenses to
    non-affiliates...............      29,451      22,635    178,847      44,786
                                  ------------ ---------- ----------- ----------
                                   24,163,999  12,480,423 64,874,695  33,861,994
                                  ------------ ---------- ----------- ----------
Income before minority interest..   8,289,368   7,123,866 23,544,695  16,255,691
Minority interest................     (19,438)       -        62,105        -
                                  ------------ ---------- ----------- ----------
Net income.......................   8,269,930   7,123,866 23,606,800  16,255,691
Other comprehensive income (loss):
  Unrealized holding gain (loss)
    on investment securities.....    (948,253)       -      (948,253)       -
                                  ------------ ---------- ----------- ----------
Comprehensive income.............  $7,320,677   7,123,866 22,655,547  16,255,691
                                  ============ ========== =========== ==========


         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1999 and 1998
                                  (unaudited)

                                      Three months            Nine months
                                          ended                  ended
                                      September 30,          September 30,
                                     1999         1998       1999        1998

Net income per common share,
  basic and diluted.............. $       .15         .16        .45         .44
                                  ============ ========== =========== ==========


Weighted average common stock shares
  outstanding, basic and diluted.  54,437,746  44,370,036 52,208,291  36,811,187
                                  ============ ========== =========== ==========



































         See accompanying notes to consolidated financial statements.

                                  INLAND REAL ESTATE CORPORATION
                                     (a Maryland corporation)

                          Consolidated Statement of Stockholders' Equity

                                        September 30, 1999
                                            (unaudited)

                                                      Accumulated   Accumulated
                                         Additional   Distributions     Other
                               Common      Paid-in    in excess of  Comprehensive
                                Stock     Capital      net income   Income (loss)    Total

Balance January 1, 1999..... $ 523,945   481,271,094  (17,330,553)          -      464,464,486

Net income..................      -            -       23,606,800           -       23,606,800

Comprehensive income........      -            -             -          (948,253)     (948,253)

Distributions declared
  ($.69 for the nine months
  ended September 30, 1999
  per weighted average common
  stock shares outstanding).      -            -      (35,980,989)          -      (35,980,989)

Proceeds from Offering (net
  of Offering costs of
  $1,279,718)...............    28,760    29,372,725         -              -       29,401,485

Repurchases of Shares.......    (2,990)   (2,702,753)        -              -       (2,705,743)
                             ---------- ------------- ------------- -------------- ------------
Balance September 30, 1999.. $ 549,715   507,941,066  (29,704,742)      (948,253)  477,837,786
                             ========== ============= ============= ============== ============







                   See accompanying notes to consolidated financial statements.

                                                -6-

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Cash Flows

             For the nine months ended September 30, 1999 and 1998
                                  (unaudited)


                                                        1999         1998
Cash flows from operating activities:
  Net income...................................... $ 23,606,800    16,255,691
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation..................................   14,149,684     8,087,624
    Amortization..................................       63,881       157,892
    Minority interest.............................      (62,105)         -
    Rental income under master lease agreements...    1,222,602     1,566,547
    Straight line rental income...................   (1,800,235)   (1,435,055)
    Interest on unamortized loan fees.............      434,188          -
    Changes in assets and liabilities:
      Accounts and rents receivable...............   (5,671,437)   (4,574,135)
      Other assets................................    2,227,701    (4,411,660)
      Accrued interest payable....................     (209,773)      464,905
      Accrued real estate taxes...................    5,409,762     5,827,891
      Accounts payable............................     (111,186)      238,517
      Unearned income.............................      855,777       767,736
      Other liabilities...........................    5,701,679     1,804,014
      Due to Affiliates...........................    1,384,457       482,807
      Security deposits...........................      402,849       528,316
                                                   ------------- -------------
Net cash provided by operating activities.........   47,604,644    25,761,090
Cash flows from investing activities:              ------------- -------------
  Restricted cash.................................   (7,514,101)  (11,230,043)
  Purchase of investment in securities............   (8,597,693)         -
  Additions to investment properties..............   (3,544,668)   (1,805,430)
  Purchase of investment properties............... (209,403,827) (197,659,220)
  Mortgage receivable.............................   (5,295,623)   (1,986,952)
  Construction in progress........................     (892,080)         -
  Leasing fees....................................     (287,000)         -
  Proceeds from sale of land......................    1,117,665          -
  Deposits on investment properties...............         -        1,918,530
                                                   ------------- -------------
Net cash used in investing activities............. (234,417,327) (210,763,115)
                                                   ------------- -------------












         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Cash Flows
                                  (continued)

             For the nine months ended September 30, 1999 and 1998
                                  (unaudited)


                                                        1999         1998
Cash flows from financing activities:
  Proceeds from offering.......................... $ 30,681,203   228,787,531
  Repurchases of shares...........................   (2,705,743)     (301,543)
  Payments of offering costs......................   (2,173,244)  (22,692,010)
  Loan proceeds...................................  127,254,000    58,902,000
  Loan fees.......................................   (1,364,894)     (770,906)
  Distributions paid..............................  (35,692,074)  (22,981,479)
  Principal payments of debt......................  (10,543,392)     (809,300)
                                                   ------------- -------------
Net cash provided by financing activities.........  105,455,856   240,134,293
Net increase (decrease) in cash and                ------------- -------------
  cash equivalents................................  (81,356,827)   55,132,268

Cash and cash equivalents at beginning of period..  123,056,702    51,145,587
                                                   ------------- -------------
Cash and cash equivalents at end of period........ $ 41,699,875   106,277,855
                                                   ============= =============



Supplemental schedule of noncash investing and financing activities:

                                                     1999           1998

Purchase of investment properties............... $(248,327,687)  (211,083,403)
Assumption of debt..............................    16,603,534     13,424,183
Minority interest...............................    22,320,326           -
                                                 -------------- --------------
                                                 $(209,403,827)  (197,659,220)
                                                 ============== ==============


Distributions payable........................... $   4,133,564      3,345,717
                                                 ============== ==============


Cash paid for interest.......................... $  17,808,428      8,105,942
                                                 ============== ==============







         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements

                              September 30, 1999
                                  (unaudited)

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

On October 14, 1994, the Company commenced an initial public offering, on a best efforts basis, ("Initial Offering") of 5,000,000 shares of common stock ("Shares") at $10 per Share. As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the Initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Second Offering"). As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares, thereby completing the Second Offering. On July 14, 1997, the Company commenced an offering of an additional 20,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Third Offering"). As of March 19, 1998, the Company had received subscriptions for a total of 20,000,000
Shares, thereby completing the Third Offering. On April 7, 1998, the Company commenced an offering of an additional 27,000,000 Shares at $11.00 per Share, on a best efforts basis, (the "Fourth Offering"). In order to maximize the Company's flexibility in evaluating strategic alternatives, the Board of Directors decided to terminate the Fourth Offering on December 31, 1998. The Company received subscriptions for a total of 16,642,397 Shares in the Fourth Offering. The Initial, Second, Third and Fourth are collectively called the "Offerings." In addition, as of September 30, 1999, the Company has issued 3,825,312 Shares through the Company's Distribution Reinvestment Program. As of September 30, 1999, the Company has repurchased a total of 497,875 Shares through the Company's Share Repurchase Program, for an aggregate amount of $4,505,769. As a result, gross offering proceeds from the Offerings ("Gross Offering Proceeds") total $567,339,153, as of September 30, 1999.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


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

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale.
Investment in securities at September 30, 1999 consist of preferred stock investments in various real estate investment trusts and are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other that temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned. No sales of investment securities available-for-sale were made during the three and nine months ended September 30, 1999.

Leasing fees are amortized on a straight line basis over the life of the related lease.

In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.

The consolidated financial statements include the accounts of the Company, Joliet Commons LLC, Ryan LLC and Ryan Cliff Lake LLC.

In October 1998, the Company entered into the Joliet Commons LLC, an Illinois limited liability company, with an unaffiliated third party in order to purchase Joliet Commons Shopping Center. The transaction was structured such that the Company contributed approximately $52,000 for a 1% interest in the Joliet Commons LLC and the third party contributed a property with a fair market value of approximately $19,733,000 and debt of approximately $14,569,000 to the Joliet Commons LLC for a 99% interest.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


In September 1999, the Company entered into the Ryan and Ryan Cliff Lake LLCs, Delaware limited liability companies, with an unaffiliated third party in order to purchase nine shopping centers: Bally's Total Fitness, Burnsville Crossing, Byerly's Burnsville, Cliff Lake, Park Place Center, The Quarry, Rainbow Maple Grove, Riverdale Commons and Shingle Creek. Ryan Cliff Lake LLC is owned 99% by Ryan LLC and 1% by the Company. The transaction was structured such that the Company contributed approximately $71,604,000 for an approximate 77% interest in the Ryan LLC and the third party contributed the nine properties with a fair market value of approximately $99,427,000 and debt of approximately $65,500,000 to the Ryan LLC for an approximate 23% interest. The Company is the managing member of the Joliet Commons LLC, Ryan LLC and Ryan Cliff Lake LLC. The non-managing member (third party seller) has a right on or after January 1, 2001 to tender up to 1/2 of its interest in the Inland Ryan LLC to the managing member (the Company) to be paid in cash. The remaining interest may be tendered to the managing member on or after June 30, 2002. If the non-managing member has not tendered all of its interest by August 31, 2004, then at any time after that date, the managing member, at its sole and exclusive option, may require the tender of all remaining non-managing member interests. Due to the Company's ability as managing member to directly control the LLCs, they are consolidated for financial reporting purposes. The third parties' interests are reflected as minority interest in the accompanying financial statements.


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

The Company incurred $58,852,618 of organization and offering costs to Affiliates and non-affiliates in connection with the Offerings. Pursuant to the terms of each of the Offerings, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of Gross Offering Proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. At completion of the offerings, organizational and offering costs expenses did not exceed the 5.5% and 15% limitations.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)

The Advisor may receive an annual advisor asset management fee of not more than 1% of the average invested assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the advisor asset management fee plus other operating expenses paid during the previous calendar year exceed 2% of the Company's average invested assets for the calendar year or 25% of the Company's net income for that calendar year; and (ii) to the extent that stockholders have not received an annual distribution equal to or greater than the 8% current return. The Company incurred $2,575,000 and $1,252,815 of advisor asset management fees for the nine months ended September 30, 1999 and 1998, respectively. Amounts unpaid at September 30, 1999 and December 31, 1998 were $1,400,000 and $32,925, respectively.

An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. The Company incurred and paid Property Management Fees of $3,392,055 and $1,904,860 for the nine months ended September 30, 1999 and 1998, respectively.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to selecting, evaluating and acquiring properties. The costs relating to properties purchased are included in building and improvements. The costs relating to properties that were not acquired are included in acquisition cost expenses to Affiliates.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the administration of the Company. Such costs of $84,134, $446,952 and $334,958 are included in professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed to Affiliates, respectively, for the nine months ended September 30, 1999.


(3) Investment Properties

As part of several purchases, the Company receives rent under master lease agreements on the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The cumulative amount of such payments was $4,185,431 and $2,962,829 as of September 30, 1999 and December 31, 1998, respectively.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


(4) Operating Leases

Certain tenant's leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $1,800,235 and $1,435,055 for the nine months ended September 30, 1999 and 1998, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $4,707,802 and $2,907,567 in related accounts and rents receivable as of September 30, 1999 and December 31, 1998, respectively. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.


(5) Mortgage Receivable

On May 28, 1999, the Company entered into a construction loan agreement with an unaffiliated third party, the borrower, for an aggregate loan of $15,500,000. Disbursements will be made periodically as work progresses in connection with the reconstruction of Thatcher Woods Shopping Center in River Grove, Illinois. The construction loan matures on December 31, 2000. The loan requires the borrower to make monthly interest-only payments on amounts disbursed at a rate of 9%. The Company is not obligated, however, contingent upon certain criteria stated in the contract, the Company, at its option, may elect to purchase this property upon completion.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)

(6) Mortgages Payable

                        Current              Current         Balance at
                        Interest   Maturity  Monthly  September 30, Dec. 31,
                          Rate       Date    Payment       1999       1998

Mortgage payable to Affiliate:
  Inland Mortgage
   Servicing Corp. (a)    7.65%    05/2004  $  5,689  $    703,998     714,443

Mortgages payable to non-affiliates:
  Bank One (a)            7.03%    08/2000     (b)       4,260,411   4,312,036
  LaSalle National Bank   7.85%    10/2003    57,992     8,865,000   8,865,000
  LaSalle National Bank   7.85%    08/2003    25,872     3,955,000   3,955,000
  LaSalle National Bank   7.59%    01/2004    81,277    12,850,000  12,850,000
  LaSalle National Bank   7.80%    01/2004    83,460    12,840,000  12,840,000
  John Hancock (a) (c)    9.00%    10/2001    85,423     9,053,294   9,205,252
  LaSalle National Bank   7.65%    06/2004    65,133    10,216,880  10,216,880
  LaSalle National Bank   7.49%    06/2004    61,116     9,791,500   9,791,500
  LaSalle National Bank   7.23%    01/2005    28,183     4,677,796   4,677,795
  Allstate                7.21%    12/2004    38,453     6,400,000   6,400,000
  LaSalle National
    Bank (d)              3.13%    12/2014    19,740     6,200,000   6,200,000
  LaSalle National Bank   7.28%    03/2005    25,041     4,050,000   4,050,000
  LaSalle National Bank   6.99%    04/2003     6,827     1,150,000   1,150,000
  LaSalle National Bank   7.00%    04/2005   106,404    17,897,500  17,897,500
  Allstate                7.00%    02/2005    31,946     5,476,500   5,476,500
  Allstate                7.00%    01/2005    23,917     4,100,000   4,100,000
  Allstate                7.15%    01/2005    18,173     3,050,000   3,050,000
  Allstate                7.10%    03/2003    17,620     2,978,000   2,978,000
  Nationwide Life
    Insurance Co. (i)     8.00%    09/1999    63,333          -      9,500,000
  Allstate                6.65%    05/2005    53,200     9,600,000   9,600,000
  Allstate (e)            9.25%    12/2009    30,125     3,908,082   3,908,082
  Allstate                6.82%    08/2005    60,243    10,600,000  10,600,000
  LaSalle National Bank   6.50%    12/2005    72,123    13,500,000  13,500,000
  Allstate                6.66%    10/2003    17,483     3,150,000   3,150,000

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


                        Current              Current         Balance at
                        Interest   Maturity  Monthly  September 30, Dec. 31,
                          Rate       Date    Payment       1999       1998

  Allstate                7.00%    12/2003    65,333    11,200,000  11,200,000
  Berkshire Mortgage (a)  7.79%    10/2007   105,719    14,479,401  14,569,482
  Woodmen of the World    6.75%    06/2008    26,015     4,625,000   4,625,000
  Lehman secured
    financing (f)         6.36%    10/2008   299,025    54,600,000  54,600,000
  Column secured
    financing (g)         7.00%    11/2008   150,695    25,000,000  25,000,000
  Principal Life Ins.     6.24%    09/2001    55,820    10,734,710        -
  Bear, Stearns secured
    financing (h)         6.86%    06/2004   328,662    57,450,000        -
  LaSalle National
    Bank (j)              6.70%    10/2004   189,928    34,017,000        -
  Allstate (k)            7.03%    10/2004   209,652    35,787,000        -
  Midland Loan Serv. (a)  7.86%    01/2008    37,649     5,129,540        -
                                                      ------------ -----------
Mortgages Payable.................................... $422,296,612 288,982,470
                                                      ============ ===========


(a) These loans require payments of principal and interest monthly, all other loans listed are interest only.

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

                              September 30, 1999
                                  (unaudited)


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

(i) On September 10, 1999, the Company paid off the loan secured by the Shoppes of Mill Creek Shopping Center.

(j) Payments on this mortgage are based on a floating interest rate of 130 basis points over the 90-day LIBOR rate, which adjusts monthly.

(k) Payments on this mortgage are based on a floating interest rate of 150 basis points over the 90-day LIBOR rate, which adjusts monthly.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)

(7)  Earnings per Share

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of September 30, 1999 and December 31, 1998, options to purchase 15,000 and 13,500 shares, respectively, of common stock at prices ranging from $9.05 to $10.45 per share were outstanding. These options were not included in the computation of diluted EPS because the options' exercise price was equal to the average market prices of common shares.

As of September 30, 1999, the Company has issued warrants to purchase 1,156,520 shares of common stock at a price of $12.00 per share to soliciting dealers pursuant to its Offerings. These warrants were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market prices of common shares.


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

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


The property revenues and property net operations of the reportable segments are summarized in the following tables as of September 30, 1999 and 1998, and for the nine month periods then ended, along with a reconciliation to net income. Property asset information is as of September 30, 1999 and December 31, 1998.

                                       1999          1998

Total property revenues.........  $ 84,713,988    46,846,870
Total property operating
  expenses......................    27,267,721    15,022,998
Mortgage interest................   18,032,843     8,570,847
                                  ------------- -------------
Net property operations..........   39,413,424    23,253,025
                                  ------------- -------------
Interest income..................    3,705,402     3,270,815
Less non property expenses:
  Professional services..........      376,847       205,486
  General and administrative.....      894,914       352,203
  Advisor asset management fee...    2,575,000     1,252,815
  Depreciation and amortization..   14,213,565     8,245,516
  Acquisition cost expense.......      513,805       212,129
                                  ------------- -------------
Income before minority interest.. $ 24,544,695    16,255,691
                                  ============= =============

Net investment properties........ $866,322,801   630,048,317
                                  ============= =============


(9)  Subsequent Events

In October 1999, the Company paid a distribution of $4,133,564 to Stockholders.

Subsequent to September 30, 1999, the Company has purchased one additional property from an unaffiliated third party for a purchase price of $18,490,000.

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


Liquidity and Capital Resources

On September 28, 1998, the Board of Directors authorized the Company to engage First Union Securities, Inc. (formerly known as Everen Securities, Inc.) to advise the Company on strategic alternatives designed to maximize Stockholder value. These alternative include, but are not limited to, evaluating whether the Company should: (1) become internally advised and managed by acquiring the Advisor and the Company's property manager; (2) list its common stock on an exchange or other trading system; or (3) seek to merge with a third party that is already listed on an exchange or other trading system. First Union Securities has assisted in the determination by the Company that it desires to become internally advised and managed and has provided valuation information to the Company to help accomplish that goal. First Union Securities will continue to advise the Company on the other aforementioned strategic alternatives.

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents at September 30, 1999 and December 31, 1998 were $41,699,875 and $123,056,702, respectively. The decrease in cash and cash equivalents since December 31, 1998 resulted primarily from the use of cash resources to purchase additional properties since December 31, 1998. The Company intends to use cash and cash equivalents to purchase additional properties, to pay distributions and for working capital requirements. The source of future cash for investing in properties will be from financing obtained on currently unencumbered properties and amounts raised through the Company's Distribution Reinvestment Program.

As of September 30, 1999, the Company had acquired 112 properties. The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. Distributions declared for the nine months ended September 30, 1999 were $35,980,989, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end.

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

Cash Flows From Operating Activities

Net cash provided by operating activities increased from $25,761,090 for the nine months ended September 30, 1998 to $47,604,644 for the nine months ended September 30, 1999. This increase is due primarily to the purchase of additional  properties  in  1999  and  a  full  nine  months  of  operations on properties acquired during 1998. As of September 30, 1999, the Company had acquired 112 properties, as compared to 72 properties as of September 30, 1998.

Cash Flows From Investing Activities

Cash flows used in investing activities were utilized primarily for the purchase of and additions to properties. Additionally, during 1999 the Company purchased investment securities.

Cash Flows From Financing Activities

For  the  nine  months  ended   September   30,  1999,  the  Company  generated
$105,455,856 of cash flows from financing activities as compared to $240,134,293 of cash flows generated from financing activities for the nine months ended September 30, 1998. This decrease is due primarily to the termination of the Fourth Offering on December 31, 1998. For the nine months ended September 30, 1998, the Company had proceeds from the Offerings, net of offering costs paid, of approximately $206,100,000, compared to offering proceeds received, net of offering costs paid, for the nine months ended September 30, 1999 of approximately $28,500,000. The decrease is also due to an increase in the distributions paid for the nine months ended September 30, 1999 of approximately $35,692,000, as compared to the distributions paid for the nine months ended September 30, 1998 of approximately $22,981,000. This decrease was partially offset by an increase in loan proceeds received from financing placed on previously unencumbered properties during the nine months ended September 30, 1999 of $127,254,000, as compared to the loan proceeds received during the nine months ended September 30, 1998 of $58,902,000.

Results of Operations

At September 30, 1999, the Company owned 74 Neighborhood Retail Centers, 16 Community Centers and 22 single-user retail properties.

Total income for the nine months ended September 30, 1999 and 1998 was $88,519,390 and $50,117,685, respectively. This increase was due to the purchase of additional properties in 1999 and a full nine months of operations on properties acquired during 1998. As of September 30, 1999, the Company had acquired 112 properties, as compared to 72 properties as of September 30, 1998. The purchase of additional properties also resulted in increases in additional rental income, property operating expenses and depreciation expense.

During March 1999, the Company received a lease termination fee of $803,158 on a lease at one of the Company's properties. This termination fee is included in additional rental income for the nine months ended September 30, 1999. The Company signed a lease with a new tenant for this space and began receiving rent from the new tenant in April 1999.

The increase in mortgage interest to non-affiliates for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, is due to the Company obtaining additional financing secured by previously acquired centers, as well as mortgages assumed as part of the purchase of properties. The mortgages payable totaled $422,296,612 as of September 30, 1999, as compared to $288,982,470 as of September 30, 1998.

Interest income is the result of cash and cash equivalents being invested in short-term investments until a property is purchased.

The increase in other income for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, is due to the increase in dividend income on investment securities held by the Company.

The increase in professional services to Affiliates and non-affiliates and general and administrative expenses to Affiliates for the three and nine months ended September 30, 1999, as compared to the three and nine months ended
September 30, 1998, is due to the management of an increased number of real estate assets and an increased number of stockholders.

The increase in acquisition cost expenses to Affiliates and non-affiliates is due to the increased number of properties considered for acquisition by the Company and not purchased.

The consolidated financial statements include the accounts of the Company, Joliet Commons LLC, Ryan LLC and Ryan Cliff Lake LLC.

In October 1998, the Company entered into the Joliet Commons LLC, an Illinois limited liability company, with an unaffiliated third party in order to purchase Joliet Commons Shopping Center. The transaction was structured such that the Company contributed approximately $52,000 for a 1% interest in the Joliet Commons LLC and the third party contributed a property with a fair market value of approximately $19,733,000 and debt of approximately $14,569,000 to the Joliet Commons LLC for a 99% interest.

In September 1999, the Company entered into the Ryan and Ryan Cliff Lake LLCs, Delaware limited liability companies, with an unaffiliated third party in order to purchase nine shopping centers: Bally's Total Fitness, Burnsville Crossing, Byerly's Burnsville, Cliff Lake, Park Place Center, The Quarry, Rainbow Maple Grove, Riverdale Commons and Shingle Creek. Ryan Cliff Lake LLC is owned 99% by Ryan LLC and 1% by the Company. The transaction was structured such that the Company contributed approximately $71,604,000 for an approximate 77% interest in the Ryan LLC and the third party contributed the nine properties with a fair market value of approximately $99,427,000 and debt of approximately $65,500,000 to the Ryan LLC for an approximate 23% interest. The Company is the managing member of the Joliet Commons LLC, Ryan LLC and Ryan Cliff Lake LLC. The non-managing member (third party seller) has a right on or after January 1, 2001 to tender up to 1/2 of its interest in the Inland Ryan LLC to the managing member (the Company) to be paid in cash. The remaining interest may be tendered to the managing member on or after June 30, 2002. If the non-managing member has not tendered all of its interest by August 31, 2004, then at any time after that date, the managing member, at its sole and exclusive option, may require the tender of all remaining non-managing member interests. Due to the Company's ability as managing member to directly control the LLCs, they are consolidated for financial reporting purposes. The third parties' interests are reflected as minority interest in the accompanying financial statements.

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

Non-Information Technology Systems: In the operation of its properties, the Company has acquired equipment with embedded technology such as microcontrollers, which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Company has evaluated its potential exposure and costs if such non-information technology systems are not year 2000 compliant and does not expect any costs or potential exposure to be material.

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

                                                   September 30, September 30,
                                                       1999           1998

     Net income................................... $23,606,800    16,255,691
     Depreciation, net of minority interest.......  13,648,957     8,087,624
                                                   ------------  ------------
     Funds from operations (1)....................  37,255,757    24,343,315
     Principal amortization of debt, net of
       minority interest..........................     (66,120)      (54,273)
     Deferred rent receivable, net of minority
       interest (2)...............................  (1,713,490)   (1,435,055)
     Acquisition cost expenses (3)................        -          212,129
     Rental income received under master lease
       agreements, net of minority interest (4)...   1,157,511     1,566,547
                                                   ------------  ------------
     Funds available for distribution............. $36,633,658    24,632,663
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

  (3) Acquisition cost expenses include costs and expenses relating to the acquisition of properties. These costs are estimated to be up to .5% of the Gross Offering Proceeds and are paid from the Proceeds of the Offering. No acquisition costs have been included for the nine months ended September 30, 1999 due to the termination of the Company's Offering on December 31, 1998.

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


                                    1998                        1999
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31

Walgreens                   100%  100%  100%  100%      100%  100%  100%
  Decatur, IL
Eagle Crest                  95%   95%  100%  100%      100%   94%   94%
  Naperville, IL
Montgomery-Goodyear          77%   77%   77%   77%       77%   77%   77%
  Montgomery, IL
Hartford/Naperville Plaza   100%  100%  100%  100%      100%  100%  100%
  Naperville, IL
Nantucket Square             96%   98%  100%  100%      100%  100%  100%
  Schaumburg, IL
Antioch Plaza                68%   68%   68%   68%       68%   68%   67%
  Antioch, IL
Mundelein Plaza              95%   95%   92%  100%      100%  100%  100%
  Mundelein, IL
Regency Point                97%   97%   97%   97%       97%   97%   97%
  Lockport, IL
Prospect Heights             83%   92%   92%   92%       92%   15%   15%
  Prospect Heights, IL
Montgomery-Sears             95%   95%  100%  100%      100%  100%  100%
  Montgomery,IL
Zany Brainy                 100%  100%  100%  100%      100%  100%  100%
  Wheaton, IL

                                    1998                        1999
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31

Salem Square                 97%   97%   97%   97%       97%   97%   97%
  Countryside, IL
Hawthorn Village            100%  100%  100%  100%      100%  100%  100%
  Vernon Hills, IL
Six Corners                  93%   90%   82%   82%       88%   90%   90%
  Chicago, IL
Spring Hill Fashion Ctr.     98%  100%  100%   95%       95%   95%  100%
  West Dundee, IL
Crestwood Plaza             100%  100%  100%  100%      100%   68%   68%
  Crestwood, IL
Park St. Claire             100%  100%  100%  100%      100%  100%  100%
  Schaumburg, IL
Lansing Square               90%   90%   88%   98%       98%   98%   98%
  Lansing, IL
Summit of Park Ridge         83%   87%   91%   87%       93%   88%   88%
  Park Ridge, IL
Grand and Hunt Club         100%  100%  100%  100%      100%  100%  100%
  Gurnee, IL
Quarry Outlot               100%  100%  100%  100%      100%  100%  100%
  Hodgkins, IL
Maple Park Place             98%   98%   94%   99%       99%   97%   97%
  Bolingbrook, IL
Aurora Commons               98%   98%   95%   95%       94%   94%   94%
  Aurora, IL
Lincoln Park Place           60%   60%   60%   60%       60%   60%   60%
  Chicago, IL
Ameritech                   100%  100%  100%  100%      100%  100%  100%
  Joliet, IL
Dominicks-Schaumburg        100%  100%  100%  100%      100%  100%  100%
  Schaumburg, IL
Dominicks-Highland Park     100%  100%  100%  100%      100%  100%  100%
  Highland Park, IL
Niles Shopping Center        60%  100%  100%  100%      100%  100%  100%
  Niles, IL
Mallard Crossing             95%   95%  100%   97%       97%   97%   98%
  Elk Grove Village, IL
Cobblers Crossing            89%   89%   92%   91%       92%   92%   98%
  Elgin, IL
Calumet Square              100%  100%  100%  100%      100%  100%  100%
  Calumet City, IL
Sequoia Shopping Center      93%   96%  100%  100%      100%  100%  100%
  Milwaukee, WI
Riversquare Shopping Ctr.    95%  100%  100%   97%       95%   95%   87%
  Naperville, IL
Rivertree Court              99%   99%   99%   99%       99%   99%   99%*
  Vernon Hills, IL
Shorecrest Plaza             96%   96%   96%   87%       89%   89%   89%
  Racine, WI
Dominicks-Glendale Heights  100%  100%  100%  100%      100%  100%  100%
  Glendale Heights, IL
Party City Store            100%  100%  100%  100%      100%  100%  100%
  Oak Brook Terrace, IL
Eagle Country Market        100%  100%  100%  100%      100%  100%  100%
  Roselle, IL

                                    1998                        1999
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31

Dominicks-Countryside       100%  100%  100%  100%      100%  100%  100%
  Countryside, IL
Terramere Plaza              80%   86%   92%   95%       86%   86%   86%
  Arlington Heights, IL
Wilson Plaza                100%  100%  100%  100%      100%  100%  100%
  Batavia, IL
Iroquois Center              81%   81%   73%   73%       73%   65%   66%*
  Naperville, IL
Fashion Square               80%   87%   97%  100%      100%  100%  100%
  Skokie, IL
Naper West                   88%   88%   90%   83%       91%   92%   92%
  Naperville, IL
Dominicks-West Chicago      100%  100%  100%  100%      100%  100%  100%
  West Chicago, IL
Shops at Coopers Grove       96%  100%  100%  100%      100%  100%  100%
  Country Club Hills, IL
Maple Plaza                 100%  100%  100%  100%      100%  100%  100%
  Downers Grove, IL
Orland Park Retail           84%   84%  100%  100%      100%  100%   36%
  Orland Park, IL
Wisner/Milwaukee Plaza      100%  100%  100%  100%      100%  100%  100%
  Chicago, IL
Homewood Plaza              100%  100%  100%  100%      100%  100%  100%
  Homewood, IL
Elmhurst City Center         99%   99%   99%  100%      100%  100%   66%
  Elmhurst, IL
Shoppes of Mill Creek        97%   98%   98%   98%       98%   98%   96%
  Palos Park, IL
Oak Forest Commons           99%   95%  100%  100%      100%  100%   98%
  Oak Forest, IL
Prairie Square               94%   90%   90%   90%       83%   83%   83%*
  Sun Prairie, WI
Downers Grove Plaza          84%  100%  100%  100%      100%  100%  100%
  Downers Grove, IL
St. James Crossing           88%   91%   91%   91%       91%   91%   91%
  Westmont, IL
Woodfield Plaza              97%   94%   94%   97%       97%   97%   82%*
  Schaumburg, IL
Lake Park Plaza              95%   93%   76%   74%       74%   74%   73%
  Michigan City, IN
Chestnut Court               85%   86%   88%   98%       86%   95%   95%
  Darien, IL
Western & Howard            N/A   100%  100%  100%      100%  100%  100%
  Chicago, IL
High Point Center           N/A    97%   97%   90%       94%   82%   87%*
  Madison, WI
Wauconda Shopping Center    N/A   100%  100%  100%      100%  100%  100%
  Wauconda, IL
Berwyn Plaza                N/A   100%  100%  100%      100%  100%  100%
  Berwyn, IL

                                    1998                        1999
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
Woodland Heights            N/A    86%   86%   81%       81%   81%   81%*
  Streamwood, IL
Schaumburg Shopping Center  N/A    93%   93%   93%       93%   93%   93%
  Schaumburg, IL
Bergen Plaza                N/A    99%   98%   98%       97%   97%   97%*
  Oakdale, MN
Walgreens-Woodstock         N/A   100%  100%  100%      100%  100%  100%
  Woodstock, IL
Winnetka Commons            N/A   N/A   100%  100%      100%  100%  100%
  New Hope, MN
Eastgate Shopping Center    N/A   N/A    91%   91%       87%   91%   92%*
  Lombard, IL
Fairview Heights Plaza      N/A   N/A    78%   78%       78%   78%   78%
  Fairview Heights, IL
Orland Greens               N/A   N/A   100%  100%      100%   97%   97%
  Orland Park, IL
Bakers Shoes                N/A   N/A   100%  100%      100%  100%  100%
  Chicago, IL
Staples                     N/A   N/A   N/A   100%      100%  100%  100%
  Freeport, IL
Two Rivers Plaza            N/A   N/A   N/A   100%      100%  100%  100%
  Bolingbrook, IL
Edinburgh Festival          N/A   N/A   N/A    97%      100%  100%  100%
  Brooklyn Park, MN
Woodfield Commons-East/West N/A   N/A   N/A    89%       89%   86%   86%*
  Schaumburg, IL
Riverplace Center           N/A   N/A   N/A   100%      100%  100%  100%
  Noblesville, IN
Rose Plaza                  N/A   N/A   N/A   100%      100%  100%  100%
  Elmwood Park, IL
Marketplace at Six Corners  N/A   N/A   N/A   100%      100%  100%  100%
  Chicago, IL
Joliet Commons              N/A   N/A   N/A    97%       97%   97%   93%*
  Joliet, IL
Springboro Plaza            N/A   N/A   N/A   100%      100%  100%  100%
  Springboro, OH
Carmax-Schaumburg           N/A   N/A   N/A   100%      100%  100%  100%
  Schaumburg, IL
Carmax-Tinley Park          N/A   N/A   N/A   100%      100%  100%  100%
  Tinley Park, IL
Hollywood Video-Hammond     N/A   N/A   N/A   100%      100%  100%  100%
  Hammond, IN
Park Center Plaza           N/A   N/A   N/A    71%       72%   84%   84%*
  Tinley Park, IL
Plymouth Collection         N/A   N/A   N/A   N/A       100%  100%  100%
  Plymouth, MN
Circuit City                N/A   N/A   N/A   N/A       100%  100%  100%
  Traverse City, MI
Loehmann's Plaza            N/A   N/A   N/A   N/A       100%  100%  100%
  Brookfield, WI
Baytown Square & Shoppes    N/A   N/A   N/A   N/A        97%   97%   98%*
  Champaign, IL

                                    1998                        1999
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
Woodland Commons            N/A   N/A   N/A   N/A       100%   99%   97%
  Buffalo Grove, IL
Cub Foods-Plymouth          N/A   N/A   N/A   N/A       100%  100%  100%
  Plymouth, MN
Cub Foods-Indianapolis      N/A   N/A   N/A   N/A       100%  100%  100%
  Indianapolis, IN
Gateway Square              N/A   N/A   N/A   N/A        96%   96%   96%
  Hinsdale, IL
Eagle Ridge Center          N/A   N/A   N/A   N/A       N/A   100%  100%
  Lindenhurst, IL
Dominicks-Hammond           N/A   N/A   N/A   N/A       N/A   100%    0%
  Hammond, IN
Randall Square              N/A   N/A   N/A   N/A       N/A    87%   82%*
  Geneva, IL
Eagle-Buffalo Grove         N/A   N/A   N/A   N/A       N/A   100%  100%
  Buffalo Grove, IL
Oak Forest Commons III      N/A   N/A   N/A   N/A       N/A    72%   72%*
  Oak Forest, IL
Oak Lawn Town Center        N/A   N/A   N/A   N/A       N/A   100%  100%
  Oak Lawn, IL
West River Crossing         N/A   N/A   N/A   N/A       N/A   N/A    87%*
  Joliet, IL
Hickory Creek Marketplace   N/A   N/A   N/A   N/A       N/A   N/A    88%*
  Frankfort, IL
Bally's                     N/A   N/A   N/A   N/A       N/A   N/A   100%
  St. Paul, MN
Burnsville Crossing         N/A   N/A   N/A   N/A       N/A   N/A   100%
  Burnsville, MN
Byerly's Burnsville         N/A   N/A   N/A   N/A       N/A   N/A    84%
  Burnsville, MN
Cliff Lake Centre           N/A   N/A   N/A   N/A       N/A   N/A    72%
  Eagan, MN
Maple Grove Retail          N/A   N/A   N/A   N/A       N/A   N/A    81%
  Maple Grove, MN
Park Place Plaza            N/A   N/A   N/A   N/A       N/A   N/A   100%
  St. Louis Park, MN
Quarry Retail               N/A   N/A   N/A   N/A       N/A   N/A    99%
  Minneapolis, MN
Riverdale Commons           N/A   N/A   N/A   N/A       N/A   N/A    98%
  Coon Rapids, MN
Shingle Creek               N/A   N/A   N/A   N/A       N/A   N/A    66%*
  Brooklyn Center, MN
United Audio                N/A   N/A   N/A   N/A       N/A   N/A   100%
  Schaumburg, IL
Rose Naper Plaza West       N/A   N/A   N/A   N/A       N/A   N/A   100%
  Naperville, IL


* As part of the purchase of these properties the Company receives rent under master lease agreements on the vacant space, which results in economic occupancy ranging from 88% to 100% at September 30, 1999 for each of these centers. The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased.

Subsequent Events

In October 1999, the Company paid a distribution of $4,133,564 to Stockholders.

Subsequent to September 30, 1999, the Company has purchased one additional property from an unaffiliated third party for a purchase price of $18,490,000.

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

         27    Financial Data Schedule

    (b)  Report on Form 8-K dated May 12, 1999
         Item 2.  Acquisition or Disposition of Assets
         Item 5.  Other Events
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated September 27, 1999
         Item 2.  Acquisition or Disposition of Assets
         Item 5.  Other Events
         Item 7.  Financial Statements and Exhibits

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND REAL ESTATE CORPORATION

                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chief Executive Officer
                            Date: November 15, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Chief Financial and Accounting Officer
                            Date: November 15, 1999