Form 10-K
period 1999-12-31
INLAND REAL ESTATE CORP
filed 2000-03-22
CIK 923284

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2000, the aggregate market value of the Shares of Common Stock held by non-affiliates of the registrant was approximately $613,199,840.

As of February 28, 2000, there were 55,765,440 Shares of Common Stock outstanding.

Documents Incorporated by Reference: The Prospectus of the Registrant dated April 7, 1998 as amended, are incorporated by reference in Parts I, II and III of this Annual Report on Form 10-K.

                        INLAND REAL ESTATE CORPORATION
                           (A Maryland corporation)



                               TABLE OF CONTENTS



                                    Part I                                Page
                                    ------                                ----
Item  1.   Business......................................................   3

Item  2.   Properties....................................................   6

Item  3.   Legal Proceedings.............................................  16

Item  4.   Submission of Matters to a Vote of Security Holders...........  16


                                    Part II
                                    -------
Item  5.   Market for Registrant's Common Equity
            and Related Stockholder Matters..............................  16

Item  6.   Selected Financial Data.......................................  17

Item  7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................  20

Item  7(a).Quantitative and Qualitative Disclosures About Market Risk....  26

Item  8.   Financial Statements and Supplementary Data...................  27

Item  9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................  57


                                   Part III
                                   --------
Item 10.   Directors and Executive Officers of the Registrant............  57

Item 11.   Executive Compensation........................................  60

Item 12.   Security Ownership of Certain Beneficial Owners and
            Management...................................................  60

Item 13.   Certain Relationships and Related Transactions................  61


                                    Part IV
                                    -------
Item 14.   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  62

  SIGNATURES.............................................................  64

                                    PART I

Item 1. Business


The Company

Inland Real Estate Corporation (the "Company") was formed on May 12, 1994. On October 14, 1994, the Company commenced an initial public offering, on a best effort basis, ("Initial Offering") of 5,000,000 shares of common stock ("Shares") at $10.00 per Share. As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the Initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Second Offering"). As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares, thereby completing the Second Offering. On July 14, 1997, the Company commenced an offering of an additional 20,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Third Offering"). As of March 19, 1998, the Company had received subscriptions for a total of 20,000,000
Shares, thereby completing the Third Offering. On April 7, 1998, the Company commenced an offering of an additional 27,000,000 Shares at $11.00 per Share, on a best efforts basis, (the "Fourth Offering"). In order to maximize the Company's flexibility in evaluating strategic alternatives, the Board of Directors decided to terminate the Fourth Offering on December 31, 1998. The Company received subscriptions for a total of 16,642,397 Shares in the Fourth Offering. The Initial, Second, Third and Fourth are collectively called the "Offerings". In addition, as of December 31, 1999, the Company has issued 4,364,623 Shares through the Company's Distribution Reinvestment Program ("DRP"). As of December 31, 1999, the Company has repurchased a total of 608,132 Shares through the Company's Share Repurchase Program, for an aggregate amount of $5,526,180. As a result, gross offering proceeds from the Offerings ("Gross Offering Proceeds") total $571,937,123, as of December 31, 1999. Inland Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, is the advisor to the Company.

On September 28, 1998, the Board of Directors authorized the Company to engage First Union Securities, Inc. (formerly known as Everen Securities, Inc.) to advise the Company on strategic alternatives designed to maximize stockholder value. These alternative include, but are not limited to, evaluating whether the Company should: (1) become self-administered by acquiring the Advisor and the Company's property manager; (2) list its common stock on an exchange or other trading system; or (3) seek to merge with a third party that is already listed on an exchange or other trading system. First Union Securities has assisted in the determination by the Company that it desires to become internally advised and managed and has provided valuation information to the Company to help accomplish that goal.

On March 7, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which it agreed to acquire the Advisor and the Company's property manager and become a self-administered REIT, through a tax-free, non-cash merger (the "Merger"). Pursuant to the Merger Agreement, upon closing, the Company will issue an aggregate of 6,181,818 Shares, or approximately eleven percent (10%) of its common stock taking into account such issuance, to the respective parents of the Advisor and the Company's property manager. The closing of the Merger is subject to numerous conditions including
(i) approval of the Merger Agreement by the Stockholders at the Company's upcoming Annual Meeting; (ii) the delivery of an opinion of counsel that the completion of the Merger will not result in the revocation of the Company's status as a REIT for federal income tax purposes; (iii) delivery of an opinion of counsel that the transaction shall be treated as a tax free reorganization under the Internal Revenue Code of 1986, as amended, and (iv) the delivery of an opinion that the Merger is fair to the Company from a financial point of view. Concurrent with completing the Merger, the Board of Directors contemplates: (i) appointing new officers and entering into employment agreements with these individuals; (ii) entering into a lease agreement for office space with The Inland Group, Inc.; and (iii) receiving a license from The Inland Group, Inc. that gives to Company the right to the continued use of the name "Inland Real Estate Corporation" and the corporate logo.

The Company had no employees during 1999, 1998 and 1997.


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

The Company anticipates that aggregate borrowings secured by all of the Company's properties will not exceed 50% of their combined fair market values; furthermore, the maximum amount of borrowings in the absence of the consent of a majority of the Stockholders, may not exceed 300% of Net Assets. The Company has incurred mortgage indebtedness subsequent to acquisition on properties initially acquired on an all cash basis. The proceeds from such loans were used to acquire additional properties. The Company may also incur indebtedness to finance improvements to the properties it acquires. In certain instances, where the terms were more favorable than those that could be obtained by the Company or prepayment of the debt was not allowed, the Company has acquired properties subject to existing debt.

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

Certain risks exist due to a concentration of any single tenant within the portfolio. Currently, the largest single tenant is Dominick's Finer Foods, which has ten leases totaling 685,473 square feet, or approximately 7.64% of the total gross leasable area owned by the Company. Annualized base rental income of these ten leases is projected to be $8,132,128 for the year ended December 31, 2000, or approximately 8.20% of the total annualized base rental income based on the current portfolio. The second largest single tenant is Jewel Food Stores, which has six leases totaling 395,996 square feet, or approximately 4.41% of the total gross leasable area owned by the Company. Annualized base rental income of these six leases is projected to be $3,815,656 for the year ended December 31, 2000, or approximately 3.8% of the total annualized base rental income based on the current portfolio. Both Dominick's Finer Foods and Jewel Food Stores are SEC registrants.


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

Item 2. Properties

As of December 31, 1999, the Company and its subsidiaries has acquired fee ownership or an ownership interest in 115 properties, including 23 single-user retail properties, 74 Neighborhood Retail Centers and 18 Community Centers. The Company owns property in Illinois, Wisconsin, Indiana, Minnesota, Michigan and Ohio. Tenants of the properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

                              Gross                     Mortgages
                             Leasable          Year      Payable   Current
                               Area    Date   Built/        at      No. of    Anchor
         Property            (Sq Ft)   Acq.  Renovated   12/31/99  Tenants   Tenants*
---------------------------  -------- ------ --------- ----------- -------- ----------
Single-User Retail Properties
-----------------------------
Walgreens,
 Decatur, IL                  13,500   01/95   1988    $  700,381     1     Walgreens

Zany Brainy,
 Wheaton, IL                  12,499   07/96   1995     1,245,000     1     Zany Brainy

Ameritech,
 Joliet, IL                    4,504   05/97   1995       522,375     1     Ameritech

Dominick's
 Schaumburg, IL               71,400   05/97   1996     5,345,500     1     Dominick's Finer Foods

Dominick's
 Highland Park, IL            71,442   06/97   1996     6,400,000     1     Dominick's Finer Foods

Dominick's
 Glendale Heights, IL         68,879   09/97   1997     4,100,000     1     Dominick's Finer Foods

Party City
 Oakbrook Terrace, IL         10,000   11/97   1985       987,500     1     Party City

Eagle Country Market,
 Roselle, IL                  42,283   11/97   1990     1,450,000     1     Eagle Foods

Dominick's
 West Chicago, IL             78,158   01/98   1990     3,150,000     1     Dominick's Finer Foods

Walgreens                     15,856   06/98   1973       569,610     1     Walgreens
 Woodstock, IL

Bakers Shoes
 Chicago, IL                  20,000   09/98   1891          -        1     Bakers Shoes

Staples
 Freeport, IL                 24,049   12/98   1998     1,480,000     1     Staples

Carmax
 Schaumburg, IL               93,333   12/98   1998     7,260,000     1     Carmax

Carmax
 Tinley Park, IL              94,518   12/98   1998     9,450,000     1     Carmax

Hollywood Video
 Hammond, IN                   7,488   12/98   1998       740,000     1     Hollywood Video

Circuit City
 Traverse City, MI            21,337   01/99   1998     1,603,000     1     Circuit City

Cub Foods
 Plymouth, MN                 67,510   03/99   1991          -        1     Cub Foods

Cub Foods
 Indianapolis, IN             67,541   03/99   1991          -        1     Cub Foods

Eagle Ridge Center
 Lindenhurst, IL              56,142   04/99   1998     3,000,000     1     Eagle Foods

Dominick's
 Hammond, IN                  71,313   05/99   1999     4,100,000     -     None


                              Gross                     Mortgages
                             Leasable          Year      Payable   Current
                               Area    Date   Built/        at      No. of    Anchor
         Property            (Sq Ft)   Acq.  Renovated   12/31/99  Tenants   Tenants*
---------------------------  -------- ------ --------- ----------- -------- ----------
Single-User Retail Properties, cont.
------------------------------------
Eagle Foods
 Buffalo Grove, IL            56,192   06/99   1999          -        1     Eagle Foods

United Audio Center
 Schaumburg, IL                9,988   09/99   1998     1,240,000     1     United Audio

Bally's Total Fitness
 St. Paul, MN                 43,000   09/99   1988     3,145,300     1     Bally's Health Club

Neighborhood Retail Centers
---------------------------
Eagle Crest
 Naperville, IL               67,632   03/95   1991     2,350,000    11     Eagle Foods

Goodyear
 Montgomery, IL               12,903   09/95   1991       630,000     1     Merlin Corp.

Hartford Plaza
 Naperville, IL               43,762   09/95   1995     2,310,000     8     Blockbuster Video
                                                                            Sears Hardware
                                                                            Keller/Williams Realty

Nantucket Square
 Schaumburg, IL               56,981   09/95   1980     2,200,000    20     Hallmark
                                                                            Trak Auto
                                                                            The Dental Store Ltd.

Antioch Plaza,
 Antioch, IL                  19,810   12/95   1995       875,000     5     Blockbuster Video
                                                                            Radio Shack

Mundelein Plaza
 Mundelein, IL                68,056   03/96   1990     2,810,000     7     Sears

Regency Point,
 Lockport, IL                 54,911   04/96   1993/    4,241,187    19     Walgreens
                                               1995                         Ace Hardware

Prospect Heights
 Prospect Heights, IL         28,080   06/96   1985     1,095,000     5     Walgreens
                                                                            Blockbuster Video

Sears
 Montgomery, IL               34,300   06/96   1990     1,645,000     6     Sears Paint & Hardware
                                                                            Blockbuster Video

Salem Square
 Countryside, IL             112,310   08/96   1973/    3,130,000     4     TJ Maxx
                                                1985                        Marshalls

Hawthorn Village
 Vernon Hills,IL              98,806   08/96   1979     4,280,000    22     Dominick's Finer Foods
                                                                            Walgreens

Six Corners,
 Chicago, IL                  80,650   10/96   1966     3,100,000     8     Chicago Health Club
                                                                            Illinois Masonic
                                                                             Medical Center

Spring Hill Fashion Center
 West Dundee, IL             125,198   11/96   1985     4,690,000    20     TJ Maxx
                                                                            Michaels Crafts

Crestwood Plaza
 Crestwood, IL                20,044   12/96   1992       904,380     1     Entenmann's

Park St. Claire
 Schaumburg, IL               11,859   12/96   1994       762,500     2     Ameritech
                                                                            Hallmark Showcase

Summit of Park Ridge
 Park Ridge, IL               33,252   12/96   1986     1,600,000    14     LePeep Rest.
                                                                            Giappos Pizza


                              Gross                     Mortgages
                             Leasable          Year      Payable   Current
                               Area    Date   Built/        at      No. of    Anchor
         Property            (Sq Ft)   Acq.  Renovated   12/31/99  Tenants   Tenants*
---------------------------  -------- ------ --------- ----------- -------- ----------
Neighborhood Retail Centers, cont.
----------------------------------
Grand and Hunt Club,
 Gurnee, IL                   21,222   12/96   1996     1,796,000     2     Helzberg Diamonds
                                                                            Super Crown Books

Quarry Outlot,
 Hodgkins, IL                  9,650   12/96   1996       900,000     3     Dunkin Donuts/
                                                                              Baskin Robbins
                                                                            The Casual Male
                                                                            Helzberg Diamonds

Aurora Commons,
 Aurora, IL                  127,302   01/97   1988     9,000,328    23     Jewel/Osco

Lincoln Park Place
 Chicago, IL                  10,678   01/97   1990     1,050,000     1     Lechters Housewares

Niles Shopping Center
 Niles, IL                    26,109   04/97   1982     1,617,500     6     Jennifer Convertibles
                                                                            Acel Cellular
                                                                            Wolf Camera & Video
                                                                            American Oak Design

Mallard Crossing
 Elk Grove Village, IL        82,929   05/97   1993     4,050,000    10     Eagle Foods

Cobblers Crossing
 Elgin, IL                   102,643   05/97   1993     5,476,500    15     Jewel Food Store

Calumet Square
 Calumet City, IL             39,936   06/97   1967/    1,032,920     3     Aronson Furniture
                                                1994                        Super Trak Warehouse

Sequoia Shopping Center
 Milwaukee, WI                35,407   06/97   1988     1,505,000    12     Kinko's
                                                                            U.S. Post Office
                                                                            Play It Again Sports
                                                                            Wong's Palace

Riversquare Shopping Center
 Naperville, IL               58,556   06/97   1988     3,050,000    20     Salon Suites Limited
                                                                            Harbour Contractors, Inc.

Shorecrest Plaza
 Racine, WI                   91,244   07/97   1977     2,978,000    12     Piggly Wiggly Grocery
                                                                            Wisconsin Health & Fitness

Dominick's
 Countryside, IL              62,344   12/97   1975     1,150,000     1     Dominick's Finer Foods

Terramere Plaza
 Arlington Heights, IL        40,965   12/97   1980     2,202,500    17     None

Wilson Plaza
 Batavia, IL                  11,160   12/97   1986       650,000     7     White Hen Pantry
                                                                            Dimples Donuts
                                                                            Riverside Liquors

Iroquois Center
 Naperville, IL              140,981   12/97   1983     5,950,000    26     Total Beverage
                                                                            Sears

Fashion Square,
 Skokie, IL                   84,580   12/97   1984     6,200,000    13     Cost Plus
                                                                            Designer Shoe Outlet

Shops at Coopers Grove
 Country Club Hills, IL       72,518   01/98   1991     2,900,000     9     Eagle Foods

Maple Plaza
 Downers Grove, IL            31,298   01/98   1988     1,582,500    11     J.C. Licht Co.
                                                                            Goodyear Tire & Rubber
                                                                            Copy Center


                              Gross                     Mortgages
                             Leasable          Year      Payable   Current
                               Area    Date   Built/        at      No. of    Anchor
         Property            (Sq Ft)   Acq.  Renovated   12/31/99  Tenants   Tenants*
---------------------------  -------- ------ --------- ----------- -------- ----------

Neighborhood Retail Centers, cont.
----------------------------------
Orland Park Retail
 Orland Park, IL               8,500   02/98   1997       625,000     2     All Cleaners
                                                                            Gianni's Pizza

Wisner/Milwaukee Plaza
 Chicago, IL                  14,677   02/98   1994       974,725     4     Blockbuster Video
                                                                            Giordano's Restaurant
                                                                            Spincycle Coin Laundry

Homewood Plaza
 Homewood, IL                 19,000   02/98   1993     1,013,201     3     Blockbuster Video
                                                                            Trak Auto

Elmhurst City Center
 Elmhurst, IL                 39,481   02/98   1994     2,513,765     7     Walgreens
                                                                            Famous Footwear

Shoppes of Mill Creek
 Palos Park, IL              102,443   03/98   1989          -       19     Jewel Food Store

Prairie Square
 Sun Prairie, WI              35,755   03/98   1995     1,550,000    13     Famous Footwear
                                                                            Blockbuster Video
                                                                            Hallmark

Oak Forest Commons
 Oak Forest, IL              108,330   03/98   1998     6,617,871    13     Dominick's Finer Foods

Downers Grove Market
 Downers Grove, IL           104,445   03/98   1998    10,600,000    14     Dominick's Finer Foods

St. James Crossing
 Westmont, IL                 49,994   03/98   1990     3,847,599    20     Nevada Bob's
                                                                            Luciano's

High Point Center
 Madison, WI                  86,009   04/98   1984     5,360,988    21     Pier 1 Imports

Western & Howard
 Chicago, IL                  12,784   04/98   1985       992,681     2     Pearle Vision
                                                                            Payless Shoe Source

Wauconda Shopping Center
 Wauconda, IL                 31,157   05/98   1988     1,333,834     3     Sears Hardware
                                                                            Spasso, Ltd.

Berwyn Plaza
 Berwyn, IL                   18,138   05/98   1983       708,638     4     Radio Shack

Woodland Heights
 Streamwood, IL              120,436   06/98   1956     3,940,009    10     Jewel Food Store
                                                                            U.S. Post Office

Schaumburg Plaza
 Schaumburg, IL               61,485   06/98   1994     3,908,082     6     Sears Hardware
                                                                            Trak Auto
                                                                            Ulta 3

Winnetka Commons
 New Hope, MN                 42,415   07/98   1990     2,233,744    16     Walgreens
                                                                            Big Wheel Auto Store

Eastgate Shopping Center
 Lombard, IL                 132,519   07/98   1959     3,345,000    36     Ace Hardware
                                                                            Secretary of State

Orland Greens
 Orland Park, IL              45,031   09/98   1984     2,132,000    13     Walgreens
                                                                            MacFrugals

Two Rivers Plaza
 Bolingbrook, IL              57,900   10/98   1994     3,658,000     7     Kay-Bee Toy Store
                                                                            Sizes Unlimited
                                                                            Marshalls


                              Gross                     Mortgages
                             Leasable          Year      Payable   Current
                               Area    Date   Built/        at      No. of    Anchor
         Property            (Sq Ft)   Acq.  Renovated   12/31/99  Tenants   Tenants*
---------------------------  -------- ------ --------- ----------- -------- ----------

Neighborhood Retail Centers, cont.
----------------------------------
Edinburgh Festival
 Brooklyn Park, MN            91,536   10/98   1997     4,625,000    13     Knowlan's Super Markets

Riverplace Center
 Noblesville, IN              74,414   11/98   1992     3,323,000     9     Fashion Bug
                                                                            Kroger

Rose Plaza
 Elmwood Park, IL             24,204   11/98   1997     2,008,000     3     Binny's

Marketplace at Six Corners
 Chicago, IL                 117,000   11/98   1997    11,200,000     5     Jewel Food Store
                                                                            Marshalls

Plymouth Collection
 Plymouth, MN                 40,815   01/99   1999     3,441,000     9     Golf Galaxy
                                                                            Vintage Liquors
                                                                            Paper Warehouse

Loehmann's Plaza
 Brookfield, WI              107,952   02/99   1985     6,643,000    27     Loehmann's
                                                                            Dickens Books
                                                                            Richards Market

Baytowne Square
 Champaign, IL               118,842   02/99   1993     7,027,000    20     Staples
                                                                            Berean Bookstore
                                                                            Petsmart

Gateway Square
 Hinsdale, IL                 40,170   03/99   1985     3,470,000    20     Malson Fabrics

Oak Forest Commons Ph III
 Oak Forest, IL                7,424   06/99   1999       552,700     3     Country Companies Insurance
                                                                            Dollar Store
                                                                            Jackson Hewitt Tax

Oak Lawn Town Center
 Oak Lawn, IL                 12,506   06/99   1999     1,200,000     4     Bed Mart
                                                                            Starbucks Coffee
                                                                            Hollywood Video
                                                                            Southwestern Bell

Stuart's Crossing
 St. Charles, IL              70,529   07/99   1999          -        1     Jewel Food Stores

West River Crossing
 Joliet, IL                   31,132   08/99   1999     2,806,700    10     Hollywood Video
                                                                            Secret Nails
                                                                            Budget Golf

Hickory Creek Market Place
 Frankfort, IL                35,451   08/99   1999     3,108,300    12     Hallmark

Burnsville Crossing
 Burnsville, MN               91,015   09/99   1989     2,858,100    14     Petsmart
                                                                            Schreiderman's Furniture

Byerly's Burnsville
  Burnsville, MN              72,365   09/99   1988     2,915,900     6     Byerly's Food Store

Cliff Lake Center
 Eagan, MN                    74,215   09/99   1988     5,121,280    25     Silas Creek Retail

Park Place Plaza
 St. Louis Park, MN           84,999   09/99   1997     6,407,000    12     Petsmart
                                                                            Office Max

Shingle Creek
 Brooklyn Center, MN          39,456   09/99   1986     1,735,000    16     Panera Bread

Maple Grove Retail
 Maple Grove, MN              79,130   09/99   1998     3,958,000     1     Rainbow Foods


                              Gross                     Mortgages
                             Leasable          Year      Payable   Current
                               Area    Date   Built/        at      No. of    Anchor
         Property            (Sq Ft)   Acq.  Renovated   12/31/99  Tenants   Tenants*
---------------------------  -------- ------ --------- ----------- -------- ----------

Neighborhood Retail Centers, cont.
----------------------------------
Rose Naper Plaza West
 Naperville, IL               14,335   09/99   1997          -        5     Hollywood Video
                                                                            Papa John's Pizza
                                                                            Caribou Coffee
                                                                            Elegante Salon
                                                                            Signature Cleaners

Schaumburg Promenade
 Schaumburg, IL               91,825   12/99   1999     9,650,000     5     Eastern Mountain Sports
                                                                            Zany Brainy
                                                                            Pier One
                                                                            DSW Shoe Warehouse
                                                                            Linens and Things

Community Centers
-----------------
Lansing Square
  Lansing, IL                233,508   12/96   1991     8,150,000    15     Sam's Club
                                                                            Baby Superstore
                                                                            Office Max

Maple Park Place
 Bolingbrook, IL             220,095   01/97   1992     7,650,000    18     K-Mart Corporation
                                                                            Cub Foods

Rivertree Court
 Vernon Hills, IL            298,862   07/97   1988    17,547,999    38     Best Buy
                                                                            Plitt Theaters

Naper West
 Naperville, IL              164,812   12/97   1985     7,695,199    27     Douglas TV
                                                                            TJ Maxx

Woodfield Plaza
 Schaumburg, IL              177,160   01/98   1992     9,600,000     9     Kohl's
                                                                            Barnes & Noble

Lake Park Plaza
 Michigan City, IN           229,639   02/98   1990     6,489,618    13     Walmart

Chestnut Court
 Darien, IL                  170,027   03/98   1987     8,618,623    23     Just Ducky
                                                                            Stein Mart

Bergen Plaza
 Oakdale, MN                 270,283   04/98   1978     9,141,896    36     Rainbow Foods
                                                                            K-Mart

Fairview Heights Plaza
 Fairview Heights, IL        167,491   08/98   1991     5,637,000     8     1/2 Price Store
                                                                            Michaels
                                                                            The Sports Authority
                                                                            Sears Homelife

Woodfield Commons-East/West
 Schaumburg, IL              207,583   10/98   1973    13,500,000    19     Toys R Us
                                               1975                         Tower Records
                                               1997                         Comp USA

Joliet Commons
 Joliet, IL                  158,915   10/98   1995    14,447,153    13     Barnes and Noble
                                                                            Old Navy
                                                                            M.C. Sports

Springboro Plaza
 Springboro, OH              154,034   11/98   1992     5,161,000     4     K-Mart
                                                                            Kroger Foods

Park Center Plaza
 Tinley Park, IL             193,179   12/98   1988     7,337,000    26     Cub Foods

Woodland Commons
 Buffalo Grove, IL           170,070   02/99   1991    10,734,710    37     Dominick's Finer Foods


                              Gross                     Mortgages
                             Leasable          Year      Payable   Current
                               Area    Date   Built/        at      No. of    Anchor
         Property            (Sq Ft)   Acq.  Renovated   12/31/99  Tenants   Tenants*
---------------------------  -------- ------ --------- ----------- -------- ----------

Community Centers, cont.
------------------------
Randall Square
 Geneva, IL                  205,164   05/99   1999          -       21     TJ Maxx
                                                                            Bed, Bath & Beyond

Riverdale Commons
 Coon Rapids, MN             168,277   09/99   1998     9,752,000    13     Rainbow Foods
                                                                            Office Max
                                                                            Wickes Furniture

Quarry Retail
 Minneapolis, MN             273,648   09/99   1997    15,670,000    12     Rainbow Foods
                                                                            Home Depot

Pine Tree Plaza
 Janesville, WI              187,413   10/99   1998          -       16     Michaels
                                                                            Staples
                                                                            TJ Maxx
                                                                            Gander Mountain


*  Anchor tenants include tenants leasing more than 10% of the gross leasable area of a property.

The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each year during 1999, 1998, 1997 and 1996. N/A indicates the property was not owned by the Company at the end of the year.
                                                    As of December 31,
                                            ----------------------------------
                                              1999     1998     1997     1996
                                               (%)      (%)      (%)      (%)
    Properties                              -------- -------- -------- -------
    ----------
Walgreens, Decatur, IL ....................   100      100      100      100
Eagle Crest, Naperville, IL................    94      100       97      100
Goodyear, Montgomery, IL...................    28(b)    77       77      100
Hartford Plaza, Naperville, IL.............   100      100      100      100
Nantucket Square, Schaumburg, IL...........   100      100       96       85
Antioch Plaza, Antioch, IL.................    67       68       68       57
Mundelein Plaza, Mundelein, IL.............    96      100      100      100
Regency Point, Lockport, IL................    98       97       97       97
Prospect Heights, Prospect Heights, IL.....    25(b)    92       83      100
Sears, Montgomery, IL......................   100      100       95       85
Zany Brainy, Wheaton, IL...................   100      100      100      100
Salem Square, Countryside, IL..............    93       97       97       97
Hawthorn Village, Vernon Hills, IL.........   100      100       99       98
Six Corners, Chicago, IL...................    89       82       90       92
Spring Hill Fashion Center, W. Dundee, IL..    97       95      100       95
Crestwood Plaza, Crestwood, IL.............    68      100      100      100
Park St. Claire, Schaumburg, IL............   100      100      100      100
Lansing Square, Lansing, IL................    98(b)    98       90       89
Summit of Park Ridge, Park Ridge, IL.......    84       87       83       81
Grand and Hunt Club, Gurnee, IL............   100      100      100      100
Quarry Outlot, Hodgkins, IL................   100      100      100      100
Maple Park Place, Bolingbrook, IL..........    97       99       98      N/A
Aurora Commons, Aurora, IL.................    93       95       98      N/A
Lincoln Park Place, Chicago, IL............    60       60       60      N/A
Ameritech, Joliet, IL......................   100      100      100      N/A
Dominick's, Schaumburg, IL.................   100      100      100      N/A
Dominick's, Highland Park, IL..............   100      100      100      N/A
Niles Shopping Center, Niles, IL...........    87      100       60      N/A
Mallard Crossing, Elk Grove Village, IL....    97       97       95      N/A
Cobblers Crossing, Elgin, IL...............   100       91       89      N/A
Calumet Square, Calumet City, IL...........   100      100      100      N/A
Sequoia Shopping Center, Milwaukee, WI.....    93      100       93      N/A
Riversquare Shopping Ctr., Naperville, IL..    76(b)    97       95      N/A
Rivertree Court, Vernon Hills, IL..........    99       99       99      N/A
Shorecrest Plaza, Racine, WI...............    89       87       96      N/A
Dominick's, Glendale Heights, IL...........   100      100      100      N/A
Party City, Oakbrook Terrace, IL...........   100      100      100      N/A
Eagle Country Market, Roselle, IL..........   100      100      100      N/A
Dominick's, Countryside, IL................   100      100      100      N/A
Terramere Plaza, Arlington Heights, IL.....    79       95       80      N/A
Wilson Plaza, Batavia, IL..................   100      100      100      N/A
Iroquois Center, Naperville, IL............    69(b)    73       81      N/A
Fashion Square, Skokie, IL.................    81      100       88      N/A
Naper West, Naperville, IL.................    93       83       86      N/A
Dominick's, West Chicago, IL...............   100      100      N/A      N/A
Shops at Coopers Grove,
  Country Club Hills,IL....................   100      100      N/A      N/A
Maple Plaza, Downers Grove, IL.............    87      100      N/A      N/A

                                                    As of December 31,
                                            ----------------------------------
                                              1999     1998     1997     1996
                                               (%)      (%)      (%)      (%)
    Properties                              -------- -------- -------- -------
    ----------
Orland Park Retail, Orland Park, IL........    36      100      N/A      N/A
Wisner/Milwaukee Plaza, Chicago, IL........   100      100      N/A      N/A
Homewood Plaza, Homewood, IL...............   100      100      N/A      N/A
Elmhurst City Center, Elmhurst, IL.........    62      100      N/A      N/A
Shoppes of Mill Creek, Palos Park, IL......    97       98      N/A      N/A
Oak Forest Commons, Oak Forest, IL.........    97      100      N/A      N/A
Prairie Square, Sun Prairie, WI............    83(a)    90      N/A      N/A
Downers Grove Market, Downers Grove, IL....   100      100      N/A      N/A
St. James Crossing, Westmont, IL...........    83       91      N/A      N/A
Woodfield Plaza, Schaumburg, IL............    82(a)    97      N/A      N/A
Lake Park Plaza, Michigan City, IN.........    71(b)    74      N/A      N/A
Chestnut Court, Darien, IL.................    95       98      N/A      N/A
Western & Howard, Chicago, IL..............    38(b)   100      N/A      N/A
High Point Center, Madison, WI.............    92(b)    90      N/A      N/A
Wauconda Shopping Center, Wauconda, IL.....    92      100      N/A      N/A
Berwyn Plaza, Berwyn, IL...................    26(a)(b)100      N/A      N/A
Woodland Heights, Streamwood, IL...........    81       81      N/A      N/A
Schaumburg Plaza, Schaumburg, IL...........    93       93      N/A      N/A
Bergen Plaza, Oakdale, MN..................    97(a)    98      N/A      N/A
Walgreens, Woodstock, IL...................   100      100      N/A      N/A
Winnetka Commons, New Hope, MN.............   100      100      N/A      N/A
Eastgate Shopping Center, Lombard, IL......    92(a)    91      N/A      N/A
Fairview Heights Plaza, Fairview Heights,IL    78(a)(b) 78      N/A      N/A
Orland Greens, Orland Park, IL.............    97      100      N/A      N/A
Bakers Shoes, Chicago, IL..................   100      100      N/A      N/A
Staples, Freeport, IL......................   100      100      N/A      N/A
Two Rivers Plaza, Bolingbrook, IL..........   100      100      N/A      N/A
Edinburgh Festival, Brooklyn Park, MN......   100       97      N/A      N/A
Woodfield Commons-East/West, Schaumburg, IL    95(a)    89      N/A      N/A
Riverplace Center, Noblesville, IN.........    94      100      N/A      N/A
Rose Plaza, Elmwood Park, IL...............   100      100      N/A      N/A
Marketplace at Six Corners, Chicago, IL....   100      100      N/A      N/A
Joliet Commons, Joliet, IL.................    96(a)    97      N/A      N/A
Springboro Plaza, Springboro, OH...........   100      100      N/A      N/A
Carmax, Schaumburg, IL.....................   100      100      N/A      N/A
Carmax, Tinley Park, IL....................   100      100      N/A      N/A
Hollywood Video, Hammond, IN...............   100      100      N/A      N/A
Park Center Plaza, Tinley Park, IL.........    72(a)    71      N/A      N/A
Plymouth Collection, Plymouth, MN..........   100      N/A      N/A      N/A
Circuit City, Traverse City, MI............   100      N/A      N/A      N/A
Loehmann's Plaza, Brookfield, WI...........   100      N/A      N/A      N/A
Woodland Commons, Buffalo Grove, IL........    97      N/A      N/A      N/A
Baytowne Square, Champaign, IL.............    97      N/A      N/A      N/A
Cub Foods, Plymouth, MN....................   100      N/A      N/A      N/A
Cub Foods, Indianapolis, IN................   100      N/A      N/A      N/A
Gateway Square, Hinsdale, IL...............   100      N/A      N/A      N/A
Eagle Ridge Center, Lindenhurst, IL........   100      N/A      N/A      N/A
Dominick's, Hammond, IN....................     0(b)   N/A      N/A      N/A
Randall Square, Geneva, IL.................    94(a)   N/A      N/A      N/A
Eagle Foods, Buffalo Grove, IL.............   100      N/A      N/A      N/A
Oak Forest Commons Ph III, Oak Forest, IL..    82      N/A      N/A      N/A
Oak Lawn Town Center, Oak Lawn, IL.........   100      N/A      N/A      N/A

                                                    As of December 31,
                                            ----------------------------------
                                              1999     1998     1997     1996
                                               (%)      (%)      (%)      (%)
    Properties                              -------- -------- -------- -------
    ----------
West River Crossing, Joliet, IL............    87      N/A      N/A      N/A
Hickory Creek Market Place, Frankfort, IL..    65      N/A      N/A      N/A
Bally's Total Fitness, St. Paul, MN........   100      N/A      N/A      N/A
Riverdale Commons, Coon Rapids, MN.........    99      N/A      N/A      N/A
Burnsville Crossing, Burnsville, MN........   100      N/A      N/A      N/A
Byerly's Burnsville, Burnsville, MN........    84      N/A      N/A      N/A
Cliff Lake Center, Eagan, MN...............    88      N/A      N/A      N/A
Maple Grove Retail, Maple Grove, MN........   100      N/A      N/A      N/A
Park Place Plaza,  St. Louis Park, MN......   100      N/A      N/A      N/A
Quarry Retail, Minneapolis, MN.............    99      N/A      N/A      N/A
Shingle Creek, Brooklyn Center, MN.........    73      N/A      N/A      N/A
United Audio Center, Schaumburg, IL........   100      N/A      N/A      N/A
Rose Naper Plaza West, Naperville, IL......   100      N/A      N/A      N/A
Schaumburg Promenade, Schaumburg, IL.......   100      N/A      N/A      N/A
Stuart's Crossing, St. Charles, IL.........   100      N/A      N/A      N/A
Pine Tree Plaza, Janesville, WI............    93(a)   N/A      N/A      N/A


(a) As part of the purchase of these properties, the Company receives rent under master lease agreements on the space which was vacant at the time of the purchase which results in economic occupancy ranging from 90% to 100% at December 31, 1999 for each of these centers. The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased.

(b) The Company receives rent from tenants who have vacated but are still obligated under their lease terms which results in economic occupancy ranging from 70% to 100% at December 31, 1999 for each of these centers.

Item 3. Legal Proceedings

The Company is not a party to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.



                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters


Market Information

As of December 31, 1999, there were 19,190 stockholders of the Company. There is no public market for the shares.


Distributions

The Company declared distributions to Stockholders totaling $.89 and $.88 per weighted average share outstanding (paid monthly) during the years ended December 31, 1999 and 1998, respectively. Of this amount, $.66 and $.67 qualifies as distributions taxable as ordinary income for 1999 and 1998, respectively, and the remainder constitutes a return of capital for tax purposes.


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

Item 6. Selected Financial Data
                                   INLAND REAL ESTATE CORPORATION
                                      (a Maryland corporation)

                  For the years ended December 31, 1999, 1998, 1997, 1996 and 1995

                          (not covered by the Independent Auditors' Report)

                             1999           1998           1997          1996           1995
                             ----           ----           ----          ----           ----
  Total assets......... $ 982,281,972    787,608,547    333,590,131   104,508,686    18,750,877

  Mortgages payable.... $ 440,740,296    288,982,470    106,589,710    30,838,233       750,727

  Total income......... $ 123,787,569     73,302,278     29,421,585     6,327,734     1,180,422

  Net income........... $  30,171,901     24,085,871      8,647,221     2,452,221       496,514

  Net income per common
    share, basic and
    diluted (b)........ $         .55            .60            .57           .55           .53

  Distributions
    declared........... $  48,379,621     35,443,213     13,127,597     3,704,943       736,627

  Distributions per common
    share (b).......... $         .89            .88            .86           .82           .78

  Funds From Operations
    (b)(c)............. $  49,605,022     35,474,823     13,203,666     3,391,365       666,408

  Funds available for
    distribution (c)... $  49,271,463     35,698,975     13,141,242     3,680,824       787,011

  Cash flows provided
    by operating
    activities......... $  59,201,034     43,031,662     15,923,839     5,529,709       978,350

  Cash flows used
    in investing
    activities......... $(278,013,144)  (344,562,533)  (146,994,619)  (68,976,841)   (6,577,843)

  Cash flows provided
    by financing
    activities........  $ 115,179,751    373,363,545    173,724,632    71,199,936     6,327,490

  Weighted average
    common Stock shares
    outstanding, basic
    and diluted........    54,603,088     40,359,796     15,225,983     4,494,620       943,156


(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income and distributions per share are based upon the weighted average number of common shares outstanding. The $.89 per share distributions for the year ended December 31, 1999, represented 98.8% of the Company's Funds From Operations ("FFO") and 99.2% of funds available for distribution for that period. See Footnote (c) below for information regarding the Company's calculation of FFO. Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain (a return of capital). These distributions in excess of earnings and profits will have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder's shares. For the year ended December 31, 1999, $12,738,889 (or 26.33% of the $48,379,621 distributions declared for 1999) represented a return of capital. The balance of the distribution constitutes ordinary income. In order to maintain its qualification as a REIT, the Company must make annual distributions to stockholders of at least 95% of its REIT taxable income, or approximately $33,543,750 for 1999. REIT taxable income does not include net capital gains. Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

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

                                                Year ended December 31,
                                        1999          1998          1997
                                        ----          ----          ----
    Net income.................... $ 30,171,901    24,085,871     8,647,221
    Depreciation, net of
      minority interest...........   19,433,122    11,388,952     4,556,445
                                   ------------- -------------  ------------
    Funds From Operations (1).....   49,605,022    35,474,823    13,203,666

    Principal amortization of debt,
      net of minority interest....      (87,752)      (74,454)      (67,300)
    Deferred rent receivable,
      net of minority interest (2)   (2,327,251)   (2,120,951)     (654,978)
    Acquisition cost expenses (3).         -          437,783       249,493
    Rental income received under
      master lease agreements,
      net of minority interest (4)    2,081,444     1,981,774       410,361
                                   ------------- -------------  ------------
    Funds available for
      distribution................ $ 49,271,463    35,698,975    13,141,242
                                   ============= =============  ============

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

    (3) Acquisition cost expenses include costs and expenses relating to the acquisition of properties. These costs were estimated to be up to .5% of the Gross Offering Proceeds and were paid from the Proceeds of the Offering. No acquisition costs have been included for the year ended December 31, 1999, due to the termination of the Company's Offering on December 31, 1998.

    (4) In connection with the purchase of several properties, the Company will receive payments under master lease agreements covering spaces vacant at the time of acquisition of those properties. The payments will be made to the Company for periods ranging from one to two years from the date of acquisition of the property or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income.

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


Liquidity and Capital Resources

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents, at December 31, 1999 and December 31, 1998, were $19,424,343 and $123,056,702, respectively. The decrease in cash and cash equivalents since December 31, 1998 resulted primarily from the use of cash resources to purchase additional properties. Partially offsetting the decrease in cash and cash equivalents was additional proceeds received through the Company's Distribution Reinvestment Program ("DRP"). The Company intends to use cash and cash equivalents to purchase additional properties, to pay distributions and for working capital requirements. The source of future cash for investing in properties will be from financing obtained on currently unencumbered properties and amounts raised through the Company's DRP.

As of December 31, 1999, the Company had acquired 115 properties. The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. Beginning July 1999, the Company increased the distribution paid to stockholders from $.88 per annum to $.89 per annum on weighted average shares. Distributions declared for the year ended December 31, 1999 were $48,379,621, of which $12,738,889 represents a return of capital for federal income tax purposes.

The Advisor to the Company monitors the various qualification tests the Company must meet to maintain its status as a real estate investment trust. Large ownership of the Company's stock is tested upon purchase to determine that no more than 50% in value of the outstanding stock is owned directly, or indirectly, by five or fewer persons or entities at any time. The Advisor to the Company also determines, on a quarterly basis, that the Gross Income, Asset and Distribution Tests imposed by the REIT requirements are met. On an ongoing basis, as due diligence is performed by the Advisor on potential real estate purchases or temporary investment of uninvested capital, the Advisor determines that the income from the new asset will qualify for REIT purposes. Beginning with the tax year ended December 31, 1995, the Company has qualified as a REIT.

Cash Flows From Operating Activities

Net cash provided by operating activities increased from $15,923,839 for the year ended December 31, 1997 to $43,031,662 for the year ended December 31, 1998 to $59,201,034 for the year ended December 31, 1999. These increases are due primarily to the increase in the number of properties owned by the Company. As of December 31, 1999 the Company had acquired 115 properties, as compared to 85 properties as of December 31, 1998, and 44 properties as of December 31, 1997.


Cash Flows From Investing Activities

The Company used $278,013,144 in cash for investing activities during the year ended December 31, 1999 as compared to $344,562,533 and $146,994,619 for the years ended December 31, 1998 and 1997, respectively. Substantially all of the cash was used primarily for the purchase of and additions to properties. Additionally, during 1999 the Company purchased $10,659,289 of investment securities.


Cash Flows From Financing Activities

For the year ended December 31, 1999, the Company generated $115,179,751 of cash flows from financing activities as compared to $373,363,545 of cash flows generated from financing activities for the year ended December 31, 1998. This decrease is due primarily to the termination of the Fourth Offering on December 31, 1998. For the year ended December 31, 1999, the Company had proceeds from the DRP, net of remaining offering costs paid and shares repurchased, of $30,432,466 compared to $261,217,625 for the year ended December 31, 1998. The decrease is also due to an increase in distributions paid for the year ended December 31, 1999 of $48,773,272 compared to $33,454,118 for the year ended December 31, 1998 and a decrease in loan proceeds received for the year ended December 31, 1999 of $145,814,000 compared to $166,352,000 for the year ended December 31, 1998. This decrease was partially offset by a decrease in principal payments made on debt for the year ended December 31, 1999 of $10,659,708 compared to $18,041,255 for the year ended December 31, 1998.

For the year ended December 31, 1998, the Company generated $373,363,545 of cash flows from financing activities as compared to $173,724,632 of cash flows from financing activities for the year ended December 31, 1997. The increase is due to the increase in proceeds raised from the Offerings and an increase in loan proceeds received in 1998. This increase was partially offset by an increase in distributions paid and an increase in principal payments made on debt.

The weighted annual average interest rate on the mortgages payable outstanding at December 31, 1999 was approximately 7.07%. See Note 7 of the Notes to Consolidated Financial Statements (Item 8 of the Annual Report) for a description of the terms of the mortgages payable.

The Advisor guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the Gross Offering Proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including such selling expenses) which together exceed 15% of the Gross Offering Proceeds. Organizational and offering costs totaling $58,852,618 did not exceed these limitations.


Results of Operations

At December 31, 1999, the Company owned 23 single-user retail properties, 74 Neighborhood Retail Centers and 18 Community Centers.

Total income for the years ended December 31, 1999, 1998 and 1997 was $123,787,569, $73,302,278 and $29,421,585, respectively. The increases are due primarily to the purchase of additional properties. As of December 31, 1999, the Company had acquired 115 properties, as compared to 85 properties as of December 31, 1998 and 44 properties as of December 31, 1997. The purchase of additional properties also resulted in increases in property operating expenses and depreciation expense.

During March 1999, the Company received a fee of $803,158 for the termination of a lease at one of the Company's properties. This termination fee is included in additional rental income for the year ended December 31, 1999. The Company signed a lease with a new tenant for this space and began receiving rent from the new tenant in April 1999.

Interest income is the result of cash and cash equivalents being invested in short-term investments until a property is purchased.

The increases in professional services to Affiliates and non-affiliates and general and administrative expenses to Affiliates and non-affiliates for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, is due primarily to the management of an increased number of real estate assets and an increased number of stockholders.

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. The Company paid an Advisor Asset Management Fee which represented .58, .20 and .45 of the 1% of the Average Invested Assets for the years ended December 31, 1999, 1998 and 1997, respectively. Remaining Advisor Asset Management Fees are forfeited by the Advisor and, accordingly, not accrued in the accompanying financial statements.

The increase in mortgage interest to non-affiliates for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, is due to an increase in mortgages payable to approximately $440,740,000 from approximately $289,000,000 and $106,600,000, respectively.

The increase in acquisition cost expenses paid to Affiliates and non-affiliates for the years ended December 31, 1999 and 1998, as compared to the year ended December 31, 1997, is due to the increased number of properties considered for acquisition by the Company and not purchased.

The accompanying consolidated financial statements include the accounts of the Company, Inland Joliet Commons LLC, Inland Ryan LLC and Inland Ryan Cliff Lake LLC. Due to the Company's ability as managing member to directly control the LLCs, they are consolidated for financial reporting purposes. The third parties' interests are reflected as minority interest in the accompanying financial statements.

In October 1998, the Company formed the Inland Joliet Commons LLC, an Illinois limited liability company, with an unaffiliated third party which purchased Phase I of the Joliet Commons Shopping Center. The Company contributed approximately $52,000 for a 1% interest in the Inland Joliet Commons LLC and the third party contributed a property with a fair market value of approximately $19,733,000 and debt of approximately $14,569,000 to the Inland Joliet Commons LLC for a 99% stated interest. The Company is the managing member of the Inland Joliet Commons LLC. The non-managing member (third party seller) has a right, on or after October 30, 2000 and prior to the time the Company has listed its shares on a national securities exchange, to tender its units in the Inland Joliet Commons LLC to the managing member for a cash payment equal to the equity in the property at the time of its contribution to the LLC. If the units are tendered after October 30, 1999 and the Company has not listed its shares on a national securities exchange, the non-managing member has a right to receive 469,480 shares of the Company's stock.

In September 1999, the Company formed the Inland Ryan LLC, a Delaware limited liability company, with an unaffiliated third party which purchased nine shopping centers. The Company contributed approximately $76,720,000 for an approximate 77% interest in the Inland Ryan LLC. The third party seller contributed nine properties with a fair market value of approximately $99,427,000, debt of approximately $65,500,000 to the LLC and received a cash payment of $11,175,000 from the Company for an approximate 23% interest. The Company is the managing member of the Inland Ryan LLC. The non-managing member (third party seller) has a right on or after January 1, 2001 to tender up to 1/2 of its interest in the Inland Ryan LLC to the managing member for a cash payment. The remaining interest may be tendered to the managing member on or after June 30, 2002. If the non-managing member has not tendered all of its interest by August 31, 2004, then at any time after that date, the managing member, at its sole and exclusive option, may require the tender of all remaining non-managing member interests. Generally, profit and loss allocations and distributions are made in accordance with stated ownership interests.

In September 1999, the Company formed the Inland Ryan Cliff Lake LLC, a Delaware limited liability company, with the Inland Ryan LLC in order to comply with covenants of an assumed mortgage. The Company contributed approximately $6,000 in cash for a 1% interest in the Inland Ryan Cliff Lake LLC. The Inland Ryan LLC contributed one property with a fair market value of approximately $5,554,000 and debt of approximately $5,134,000 to the LLC for an approximate 99% interest. The Company is the managing member of the Inland Ryan Cliff Lake LLC. The non-managing member (third party seller) has a right on or after January 1, 2001 to tender up to 1/2 of its interest in the Inland Ryan LLC to the managing member for a cash payment. The remaining interest may be tendered to the managing member on or after June 30, 2002. If the non-managing member has not tendered all of its interest by August 31, 2004, then at any time after that date, the managing member, at its sole and exclusive option, may require the tender of all remaining non-managing member interests. Generally, profit and loss allocations and distributions are made in accordance with stated ownership interests.

Year 2000 Issues

As part of it's year 2000 readiness plan, the Company had identified three areas for compliance efforts: business computer systems, tenants and suppliers and non-information technology systems. The Company has not experienced any problems relating to year 2000 issues in any of these areas. Total costs associated with year 2000 readiness were not material.


Subsequent Events

In January 2000, the Company paid a distribution of $4,374,462 to the Stockholders.

On January 13, 2000, the Company purchased Rose Plaza East from an unaffiliated third party for approximately $2,171,400 using cash and cash equivalents. The property is located in Naperville, Illinois and contains approximately 11,658 square feet of leasable space. Its anchor tenants are Starbuck's, BoRics, Plus Signs, Alpha Communications and Kinko's.

On February 1, 2000, the Company purchased Chatham Ridge Shopping Center from an unaffiliated third party for approximately $19,475,240. The property is located in Chicago, Illinois and contains approximately 175,730 square feet of leasable space. Its anchor tenants are Cub Foods and Marshalls. To purchase the property, the Company used cash and cash equivalents of approximately $9,480,000 and obtained a loan from a third party lender for the balance of the purchase price.

On February 1, 2000, the Company borrowed $3,000,000 from First Union Securities. The loan, secured by the Company's investment in securities, accrues interest at 6.5%. The loan was for 14 days with additional 14-day renewal options. The loan was paid in full on March 14, 2000.

On February 8, 2000,  the  Company  purchased  Joliet  Commons Phase II from an unaffiliated third  party  for  approximately  $4,800,000  using  cash and cash equivalents. The property is located in Joliet, Illinois and contains approximately 40,395 square feet of leasable space. Its anchor tenants are Office Max, Eddie Bauer and Peppers Bedroom City.

On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

On March 7, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which it agreed to acquire the Advisor and the Company's property manager and become a self-administered REIT, through a tax-free, non-cash merger (the "Merger"). Pursuant to the Merger Agreement, upon closing, the Company will issue an aggregate of 6,181,818 Shares, or approximately eleven percent (10%) of its common stock taking into account such issuance, to the respective parents of the Advisor and the Company's property manager. The closing of the Merger is subject to numerous conditions including
(i) approval of the Merger Agreement by the Stockholders at the Company's upcoming Annual Meeting; (ii) the delivery of an opinion of counsel that the completion of the Merger will not result in the revocation of the Company's status as a REIT for federal income tax purposes; (iii) delivery of an opinion of counsel that the transaction shall be treated as a tax free reorganization under the Internal Revenue Code of 1986, as amended, and (iv) the delivery of an opinion that the Merger is fair to the Company from a financial point of view. Concurrent with completing the Merger, the Board of Directors contemplates: (i) appointing new officers and entering into employment agreements with these individuals; (ii) entering into a lease agreement for office space with The Inland Group, Inc.; and (iii) receiving a license from The Inland Group, Inc. that gives to Company the right to the continued use of the name "Inland Real Estate Corporation" and the corporate logo.


Impact of Accounting Principles

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in 1998 and is effective for fiscal years beginning after June 15, 2000.

On December 2, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements." The staff determined that a lessor should defer recognition of contingent rental income (i.e., percentage/excess rent) until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. The Company records percentage rental revenue in accordance with the SAB.


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

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objectives is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company closely monitors its variable rate debt and on each such debt it has the right to convert the interest rate to a fixed rate.

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                         2000        2001        2002       2003        2004
                     ----------- ----------- ----------- ---------- -----------
Fixed rate debt..... $  400,800  19,745,770     233,000  31,550,014 110,429,253
Average interest rate
  on maturing debt..       -          7.46%        -          7.32%       7.21%

Variable rate debt.. $4,235,659        -           -           -     88,364,000
Average interest rate
  on maturing debt..      8.28%        -           -          -           7.31%

As the table incorporates only those exposures that exist as of December 31, 1999, it does not consider those exposures of positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's mortgages is estimated to be $402,786,000. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

The Company entered into rate lock agreements in connection with three separate loans between the Company and Lehman Brothers Holdings, Inc., Column Financial, Inc. and Bear, Stearns Funding, Inc. These Agreements allowed the Company to set the interest rate on the loan at time of execution of such Agreements rather than at the funding. These Agreements were designed to hedge against higher interest rates at the time of the loan closings. The Company paid Lehman
Brothers Holdings, Inc. $636,000 of loan fees and $503,295 of other costs, Column Financial, Inc. $37,125 of loan fees and $267,884 of other costs and Bear, Stearns Funding, Inc. $415,766 of loan fees and $134,429 of other costs in connection with these loans. The Lehman Brothers Holdings, Inc. loan, the Column Financial, Inc. loan and the Bear, Stearns Funding, Inc. loan closed in October 1998, November 1998 and June 1999, respectively.

Approximately $92,605,000, or 21% of the Company's mortgages payable at December 31, 1999, have variable interest rates averaging 7.35%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

Item 8.  Consolidated Financial Statements and Supplementary Data

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                                     Index
                                     -----
                                                                         Page

Independent Auditors' Report.............................................  28

Financial Statements:

  Consolidated Balance Sheets, December 31, 1999 and 1998................  29

  Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997.....................................  31

  Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1999, 1998 and 1997.....................................  33

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997.....................................  34

  Notes to Consolidated Financial Statements.............................  36

Real Estate and Accumulated Depreciation (Schedule III)..................  51


Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Inland Real Estate Corporation:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                        KPMG LLP


Chicago, Illinois
January 31, 2000

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                          Consolidated Balance Sheets

                          December 31, 1999 and 1998

                                    Assets
                                    ------
                                                        1999         1998
                                                        ----         ----
Investment properties (Note 4):
  Land............................................ $271,905,942   193,093,898
  Construction in progress (Note 8)...............    1,699,356     1,230,448
  Building and improvements.......................  671,201,002   452,885,969
                                                   ------------- -------------
                                                    944,806,300   647,210,315
  Less accumulated depreciation...................   37,424,871    17,161,998
                                                   ------------- -------------
  Net investment properties.......................  907,381,429   630,048,317
                                                   ------------- -------------
Cash and cash equivalents including amount
  held by property manager........................   19,424,343   123,056,702
Investment in securities (net of allowance for
  unrealized loss of $2,088,633 at December 31,
  1999) (Note 1)..................................    8,570,656          -
Investment in marketable securities...............      260,000          -
Restricted cash (Notes 8 and 11)..................   15,340,902    15,613,197
Accounts and rents receivable (net of allowance
  for doubtful accounts of approximately $1,064,300
  and $200,000 at December 31, 1999 and 1998,
  respectively) (Note 5)..........................   19,794,687    12,720,962
Mortgage receivable (Note 6)......................    6,495,541          -
Deposits and other assets.........................      358,986     2,854,836
Deferred organization costs (net of accumulated
  amortization of $36,526 and $16,780 at December
  31, 1999 and 1998, respectively)................         -           19,746
Leasing fees (net of accumulated amortization
  of $39,031 at December 31, 1999)................      360,486          -
Loan fees (net of accumulated amortization
  of $1,029,522 and $395,962 at December 31, 1999
  and 1998, respectively).........................    4,294,942     3,294,787
                                                   ------------- -------------
Total assets...................................... $982,281,972   787,608,547
                                                   ============= =============












         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                          Consolidated Balance Sheets
                                  (continued)

                          December 31, 1999 and 1998

                     Liabilities and Stockholders' Equity
                     ------------------------------------
                                                        1999          1998
Liabilities:                                            ----          ----
  Accounts payable................................ $    384,665       917,483
  Accrued offering costs to Affiliate (Note 2)....         -          890,786
  Accrued offering costs to non-affiliates........         -            2,740
  Accrued interest payable to Affiliate (Note 2)..        4,468         4,558
  Accrued interest payable to non-affiliates......    1,786,331     1,651,334
  Accrued real estate taxes.......................   18,829,084    14,384,234
  Distributions payable (Note 12).................    4,374,462     3,844,649
  Security deposits...............................    1,976,082     1,561,020
  Mortgages payable (Note 7)......................  440,740,296   288,982,470
  Prepaid rents and unearned income...............    1,536,008       448,809
  Other liabilities (Notes 4 and 11)..............    8,525,986     5,208,755
  Due to Affiliates (Note 2)......................    1,517,775        32,925
                                                   ------------- -------------
Total liabilities.................................  479,675,157   317,929,763
                                                   ------------- -------------
Minority interest.................................   27,112,690     5,214,298
                                                   ------------- -------------
Stockholders' Equity (Note 2):
  Preferred stock, $.01 par value, 6,000,000 Shares
    authorized; none issued and outstanding.......         -             -
  Common stock, $.01 par value, 100,000,000 Shares
    authorized; 55,398,888 and 52,394,500 issued and
    outstanding at December 31, 1999 and 1998,
    respectively..................................      553,988       523,945
  Additional paid-in capital (net of offering
    costs of $58,816,092 and $57,536,374 at
    December 31, 1999 and 1998, respectively, of
    which $52,218,524 and $51,108,966 was paid
    to Affiliates, respectively)..................  512,567,043   481,271,094
  Accumulated distributions in excess
    of net income.................................  (35,538,273)  (17,330,553)
  Accumulated other comprehensive income (loss)...   (2,088,633)         -
                                                   ------------- -------------
Total stockholders' equity........................  475,494,125   464,464,486
Commitments and contingencies                      ------------- -------------
  (Notes 5, 7, 8 and 11)..........................

Total liabilities and stockholders' equity........ $982,281,972   787,608,547
                                                   ============= =============






         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Operations

             For the years ended December 31, 1999, 1998 and 1997

                                          1999          1998         1997
Income:                                   ----          ----         ----
  Rental income (Notes 1 and 5)..... $ 85,951,584    51,133,774   21,112,365
  Additional rental income..........   32,952,348    16,679,388    6,592,983
  Interest income...................    4,206,809     5,185,534    1,615,520
  Other income......................      676,828       303,582      100,717
                                     ------------- ------------- ------------
                                      123,787,569    73,302,278   29,421,585
Expenses:                            ------------- ------------- ------------
  Professional services to
    Affiliates......................      126,302        83,203       29,304
  Professional services to
    non-affiliates..................      644,643       357,142       96,681
  General and administrative
    expenses to Affiliates..........      625,937       330,651      115,468
  General and administrative
    expenses to non-affiliates......    1,027,660       811,952      241,501
  Advisor asset management fee......    4,193,068       965,108      843,000
  Property operating expenses to
    Affiliates......................    4,869,514     2,779,053    1,120,429
  Property operating expenses to
    non-affiliates..................   35,433,061    18,238,307    7,742,595
  Mortgage interest to Affiliates...       54,114        55,154       86,455
  Mortgage interest to
    non-affiliates..................   25,599,610    13,366,445    5,568,109
  Depreciation......................   20,262,873    11,496,515    4,556,445
  Amortization......................       98,396       166,635      124,884
  Acquisition cost expenses to
    Affiliates......................      380,606       236,380      194,187
  Acquisition cost expenses to
    non-affiliates..................      185,217       201,403       55,306
                                     ------------- ------------- ------------
                                       93,501,001    49,087,948   20,774,364
                                     ------------- ------------- ------------
Income before minority interest.....   30,286,568    24,214,330    8,647,221

Minority interest...................     (114,667)     (128,459)        -
                                     ------------- ------------- ------------
Net income..........................   30,171,901    24,085,871    8,647,221

Other comprehensive income (loss):
  Unrealized holding loss on
    investment securities...........   (2,088,633)         -            -
                                     ------------- ------------- ------------
Comprehensive income................ $ 28,083,268    24,085,871    8,647,221
                                     ============= ============= ============



         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Operations
                                  (continued)

             For the years ended December 31, 1999, 1998 and 1997


                                          1999          1998         1997
                                          ----          ----         ----
Net income per common share, basic
  and diluted....................... $        .55           .60          .57
                                     ============= ============= ============

Weighted average common stock shares
  outstanding, basic and diluted....   54,603,088    40,359,796   15,225,983
                                     ============= ============= ============







































         See accompanying notes to consolidated financial statements.

                                   INLAND REAL ESTATE CORPORATION
                                      (a Maryland corporation)

                           Consolidated Statements of Stockholders' Equity

                        For the years ended December 31, 1999, 1998 and 1997
                                                             Accumulated   Accumulated
                                               Additional   Distributions     Other
                                     Common      Paid-in    in excess of  Comprehensive
                                      Stock     Capital      net income       Loss           Total
                                   ---------- ------------- ------------- -------------- ------------
Balance January 1, 1997........... $  81,000    70,512,073    (1,492,835)         -       69,100,238

Net income........................      -             -        8,647,221          -        8,647,221
Distributions declared ($.86 per
  weighted average common shares
  outstanding)....................      -             -      (13,127,597)         -      (13,127,597)
Proceeds from Offering including
  DRP (net of Offering costs of
  $17,841,611)....................   169,198   150,548,641          -             -       150,717,839
Treasury stock....................      (465)     (420,369)         -             -          (420,834)
                                   ---------- ------------- ------------- -------------- -------------
Balance December 31, 1997.........   249,733   220,640,345    (5,973,211)         -       214,916,867

Net income........................      -            -        24,085,871          -        24,085,871
Distributions declared ($.88 per
  weighted average common shares
  outstanding)....................      -            -       (35,443,213)         -       (35,443,213)
Proceeds from Offering including
  DRP (net of Offering costs of
  $29,194,655 and subscriptions
  receivable).....................   275,668   261,946,748          -             -       262,222,416
Treasury stock....................    (1,456)   (1,315,999)         -             -        (1,317,455)
                                   ---------- ------------- ------------- -------------- -------------
Balance December 31, 1998.........   523,945   481,271,094   (17,330,553)         -       464,464,486

Net income........................      -            -        30,171,901          -        30,171,901
Other comprehensive loss..........      -            -              -        (2,088,633)   (2,088,633)
Distributions declared ($.89 per
  weighted average common shares
  outstanding)....................      -            -       (48,379,621)         -       (48,379,621)
Proceeds from Offering including
  DRP (net of Offering costs of
  $1,279,718).....................    34,135    34,995,429          -             -        35,029,564
Treasury stock....................    (4,092)   (3,699,480)         -             -        (3,703,572)
                                   ---------- ------------- ------------- -------------- -------------
Balance December 31, 1999......... $ 553,988   512,567,043   (35,538,273)    (2,088,633)  475,494,125
                                   ========== ============= ============= ============== =============













                  See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Cash Flows

             For the years ended December 31, 1999, 1998 and 1997

                                          1999           1998          1997
Cash flows from operating activities:     ----           ----          ----
  Net income........................ $  30,171,901    24,085,871     8,647,221
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation....................    20,262,873    11,496,515     4,556,445
    Amortization....................        98,396       166,635       124,884
    Minority interest...............       114,667       128,459          -
    Rental income under master
      lease agreements..............     2,185,830     1,981,774       410,361
    Straight line rental income.....    (2,490,459)   (2,120,951)     (654,978)
    Allowance for doubtful accounts.       864,256       200,000          -
    Interest on unamortized
      loan fees.....................       593,961       103,855          -
    Changes in assets and liabilities:
      Accounts and rents receivable.    (5,447,522)   (5,873,368)   (2,356,909)
      Other assets..................     2,495,850      (848,935)     (810,073)
      Accounts payable..............      (532,818)       98,201      (242,362)
      Accrued interest payable......       134,907     1,090,430       508,342
      Accrued real estate taxes.....     4,444,850     7,352,502     4,260,843
      Security deposits.............       415,062       806,661       506,590
      Other liabilities.............     3,317,231     4,715,639       460,296
      Due to Affiliates.............     1,484,850      (304,900)       82,234
      Prepaid rents and unearned
       income.......................     1,087,199       (46,726)      430,945
Net cash provided by operating       -------------- ------------- -------------
  activities........................    59,201,034    43,031,662    15,923,839
                                     -------------- ------------- -------------
Cash flows from investing activities:
  Restricted cash...................       272,295   (13,539,398)   (1,951,756)
  Purchase of investment in
    securities......................   (10,659,289)         -             -
  Purchase of marketable securities.      (260,000)         -             -
  Additions to investment properties    (5,893,566)   (2,514,122)     (836,962)
  Purchase of investment properties.  (255,226,283) (329,197,095) (141,187,371)
  Mortgage receivable...............    (6,495,541)         -             -
  Construction in progress..........      (468,908)   (1,230,448)         -
  Leasing fees......................      (399,517)         -             -
  Proceeds from sale of land........     1,117,665          -             -
  Deposits on investment properties.          -        1,918,530    (3,018,530)
Net cash used in investing           -------------- ------------- -------------
  activities........................  (278,013,144) (344,562,533) (146,994,619)
                                     -------------- ------------- -------------






         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Cash Flows
                                  (continued)

             For the years ended December 31, 1999, 1998 and 1997

                                          1999           1998          1997
Cash flows from financing activities:     ----           ----          ----
  Proceeds from offering............ $  36,329,118   291,417,071   168,559,450
  Repurchase of Shares..............    (3,723,408)   (1,317,455)     (420,834)
  Payments of offering costs........    (2,173,244)  (28,881,991)  (17,563,326)
  Loan proceeds.....................   145,814,000   166,352,000    43,926,176
  Loan fees.........................    (1,633,735)   (2,701,644)     (638,819)
  Distributions paid................   (48,773,272)  (33,454,118)  (11,899,431)
  Repayment of notes from Affiliate.          -             -       (8,000,000)
  Principal payments of debt........   (10,659,708)  (18,041,255)     (238,584)
  Payment of deferred organization
    costs...........................          -           (9,063)         -
 Net cash provided by financing      -------------- ------------- -------------
  activities........................   115,179,751   373,363,545   173,724,632
Net increase (decrease) in cash and  -------------- ------------- -------------
  cash equivalents..................  (103,632,359)   71,911,115    42,653,852
Cash and cash equivalents at
  beginning of year.................   123,056,702    51,145,587     8,491,735
Cash and cash equivalents at         -------------- ------------- -------------
  end of year....................... $  19,424,343   123,056,702    51,145,587
                                     ============== ============= =============


Supplemental schedule of noncash investing and financing activities:


                                          1999           1998          1997
                                          ----           ----          ----
Purchase of investment properties..  $(294,537,006) (368,364,949) (181,251,256)
  Assumption of mortgage debt......     16,603,534    34,082,015    32,063,885
  Note payable to Affiliate........           -             -        8,000,000
  Minority interest................     22,707,189     5,164,280          -
                                     -------------- ------------- -------------
                                     $(255,226,283) (329,197,095) (141,187,371)
                                     ============== ============= =============

Distributions payable..............  $   4,374,462     3,844,649     1,777,113
                                     ============== ============= =============

Cash paid for interest.............  $  25,074,768    12,435,024     5,146,222
                                     ============== ============= =============








         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements

             For the years ended December 31, 1999, 1998, and 1997


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

On October 14, 1994, the Company commenced an initial public offering, on a best efforts basis, ("Initial Offering") of 5,000,000 shares of common stock ("Shares") at $10 per Share. As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the Initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Second Offering"). As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares, thereby completing the Second Offering. On July 14, 1997, the Company commenced an offering of an additional 20,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Third Offering"). As of March 19, 1998, the Company had received subscriptions for a total of 20,000,000
Shares, thereby completing the Third Offering. On April 7, 1998, the Company commenced an offering of an additional 27,000,000 Shares at $11.00 per Share, on a best efforts basis, (the "Fourth Offering"). The Company received subscriptions for a total of 16,642,397 Shares in the Fourth Offering. The Initial, Second, Third and Fourth are collectively called the "Offerings". In addition, as of December 31, 1999, the Company has issued 4,364,623 Shares through the Company's Distribution Reinvestment Program ("DRP"). As of December 31, 1999, the Company has repurchased a total of 608,132 Shares through the Company's Share Repurchase Program, for an aggregate amount of $5,526,180. As a result, gross offering proceeds from the Offerings ("Gross Offering Proceeds") total $571,937,123, as of December 31, 1999.

On September 28, 1998, the Board of Directors authorized the Company to engage First Union Securities, Inc. (formerly known as Everen Securities, Inc.) to advise the Company on strategic alternatives designed to maximize stockholder value. These alternative include, but are not limited to, evaluating whether the Company should: (1) become self-administered by acquiring the Advisor and the Company's property manager; (2) list its common stock on an exchange or other trading system; or (3) seek to merge with a third party that is already listed on an exchange or other trading system. First Union Securities has assisted in the determination by the Company that it desires to become internally advised and managed and has provided valuation information to the Company to help accomplish that goal.

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

Certain reclassifications were made to the 1998 and 1997 financial statements to conform with the 1999 presentation.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at December 31, 1999 consist of preferred stock investments in various real estate investment trusts and are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other that temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned. No sales of investment securities available-for-sale were made during the year ended December 31, 1999.

Statement of Financial Accounting Standards No. 121 requires the Company to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of properties. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 1999, the Company does not believe any of its properties are impaired.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loan.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's mortgages is estimated to be $402,786,000. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

The carrying amount of cash and cash equivalents, restricted cash, accounts and rents receivable, accounts payable and other liabilities, accrued offering costs to Affiliates and non-Affiliates, accrued interest payable to Affiliates and non-affiliates, accrued real estate taxes, distributions payable and Due to Affiliates approximate fair value because of the relatively short maturity of these instruments.

Offering costs are offset against the Stockholders' equity accounts. Offering costs consist principally of printing, selling and registration costs.

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.

On December 2, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements." The staff determined that a lessor should defer recognition of contingent rental income (i.e., percentage/excess rent) until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. The Company records percentage rental revenue in accordance with the SAB.

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

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


The accompanying consolidated financial statements include the accounts of the Company, Inland Joliet Commons LLC, Inland Ryan LLC and Inland Ryan Cliff Lake LLC. Due to the Company's ability as managing member to directly control the LLCs, they are consolidated for financial reporting purposes. The third parties' interests are reflected as minority interest in the accompanying financial statements.

In October 1998, the Company formed the Inland Joliet Commons LLC, an Illinois limited liability company, with an unaffiliated third party which purchased Phase I of the Joliet Commons Shopping Center. The Company contributed approximately $52,000 for a 1% interest in the Inland Joliet Commons LLC and the third party contributed a property with a fair market value of approximately $19,733,000 and debt of approximately $14,569,000 to the Inland Joliet Commons LLC for a 99% stated interest. The Company is the managing member of the Inland Joliet Commons LLC. The non-managing member (third party seller) has a right, on or after October 30, 2000 and prior to the time the Company has listed its shares on a national securities exchange, to tender its units in the Inland Joliet Commons LLC to the managing member for a cash payment equal to the equity in the property at the time of its contribution to the LLC. If the units are tendered after October 30, 1999 and the Company has not listed its shares on a national securities exchange, the non-managing member has a right to receive 469,480 shares of the Company's stock.

In September 1999, the Company formed the Inland Ryan LLC, a Delaware limited liability company, with an unaffiliated third party which purchased nine shopping centers. The Company contributed approximately $76,720,000 for an approximate 77% interest in the Inland Ryan LLC. The third party seller contributed nine properties with a fair market value of approximately $99,427,000, debt of approximately $65,500,000 to the LLC and received a cash payment of $11,175,000 from the Company for an approximate 23% interest. The Company is the managing member of the Inland Ryan LLC. The non-managing member (third party seller) has a right on or after January 1, 2001 to tender up to 1/2 of its interest in the Inland Ryan LLC to the managing member for a cash payment. The remaining interest may be tendered to the managing member on or after June 30, 2002. If the non-managing member has not tendered all of its interest by August 31, 2004, then at any time after that date, the managing member, at its sole and exclusive option, may require the tender of all remaining non-managing member interests. Generally, profit and loss allocations and distributions are made in accordance with stated ownership interests.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


In September 1999, the Company formed the Inland Ryan Cliff Lake LLC, a Delaware limited liability company, with the Inland Ryan LLC in order to comply with covenants of an assumed mortgage. The Company contributed approximately $6,000 in cash for a 1% interest in the Inland Ryan Cliff Lake LLC. The Inland Ryan LLC contributed one property with a fair market value of approximately $5,554,000 and debt of approximately $5,134,000 to the LLC for an approximate 99% interest. The Company is the managing member of the Inland Ryan Cliff Lake LLC. The non-managing member (third party seller) has a right on or after January 1, 2001 to tender up to 1/2 of its interest in the Inland Ryan LLC to the managing member for a cash payment. The remaining interest may be tendered to the managing member on or after June 30, 2002. If the non-managing member has not tendered all of its interest by August 31, 2004, then at any time after that date, the managing member, at its sole and exclusive option, may require the tender of all remaining non-managing member interests. Generally, profit and loss allocations and distributions are made in accordance with stated ownership interests.


(2) Transactions with Affiliates

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to each of the Offerings. Such expenses include postage, data processing and marketing and are reimbursed at cost. The aggregate cost to Affiliates incurred and paid relating to the Offerings were $2,349,336 and $1,489,541 as of December 31, 1999 and 1998, respectively. In addition, an Affiliate of the Advisor serves as Dealer Manager of each of the Offerings and is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance fee from the Company in connection with each of the Offerings. Such amounts incurred were $49,869,188 and $49,619,425 as of December 31, 1999 and 1998,
respectively, of which $0 and $890,786 was unpaid as of December 31, 1999 and 1998, respectively. Approximately $42,500,000 and $42,200,000 of these commissions had been passed through from the Affiliate to unaffiliated soliciting broker/dealers as of December 31, 1999 and 1998, respectively.

As of December 31, 1999, the Company had incurred $58,852,618 of organization and offering costs to Affiliates and non-affiliates. Pursuant to the terms of each of the Offerings, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the gross proceeds of the Offerings (the "Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. Organizational and offering costs expenses did not exceed the 5.5% and 15% limitations.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the administration of the Company. Such costs of $126,302, $625,937 and $380,606 are included in professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed to Affiliates, respectively, for the year ended December 31, 1999. Such costs of $83,203, $330,651 and $236,380 are included in professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed to Affiliates, respectively, for the year ended December 31, 1998.

An Affiliate of the Advisor holds the mortgage on the Walgreens/Decatur property. As of December 31, 1999, the remaining balance of the mortgage is $700,381. For the years ended December 31, 1999 and 1998, the Company paid principal and interest payments totaling $68,266 and $68,183, respectively, on this mortgage.

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

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus Other Operating Expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return. The Advisor Asset Management Fee plus other operating expenses paid during the previous calendar year did not exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year and Stockholder's received an annual Distribution greater than an 8% return. Accordingly, for the years ended December 31, 1999 and 1998, the Company has incurred $4,193,068 and $965,108, respectively, of Advisor Asset Management Fees, of which $1,500,000 and $32,925 remained unpaid at December 31, 1999 and 1998, respectively. The Company paid an Advisor Asset Management Fee which represented .58, .20 and .45 of the 1% of the Average Invested Assets for the years ended December 31, 1999, 1998 and 1997, respectively. Remaining Advisor Asset Management Fees are forfeited by the Advisor and, accordingly, not accrued in the accompanying financial statements.

An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. Such fees may not exceed 4.5% of the gross income earned by the Company on properties managed. The Company incurred and paid Property Management Fees of $4,869,514, $2,779,053 and $1,120,429 for the years ended December 31, 1999, 1998 and 1997, respectively, all of which has been paid.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


(3) Stock Option Plan and Soliciting Dealer Warrant Plan

The Company adopted an amended and restated Independent Director Stock Option Plan which granted each Independent Director an option to acquire 3,000 Shares as of the date they become a Director and an additional 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 1995 if the Independent Director is a member of the Board on such date. The options for the initial 3,000 Shares granted are exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The succeeding options are exercisable on the second anniversary of the date of grant. As of December 31, 1999, options for 1,000 Shares have been exercised for $9.05 per Share. For the years ended December 31, 1999, 1998 and 1997, options to purchase 15,000, 13,500 and 12,500 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding during each of the respective periods.

In addition to sales commissions, Soliciting Dealers may also have received one Soliciting Dealer Warrant for each 40 Shares sold by such Soliciting Dealer during the offerings, subject to state and federal securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one Share from the Company at a price stated in the Offering during the period commencing with the first date upon which the Soliciting Dealer Warrants are issued and ending upon the exercise period. Notwithstanding the foregoing no Soliciting Dealer Warrant will be exercisable until one year from the date of issuance. As of December 31, 1999, 1,156,520 warrants had been issued. As of December 31, 1999, none of these warrants were exercised. These warrants have no value.


(4) Investment Properties

In connection with the purchase of several properties, the Company will receive payments under master lease agreements covering spaces of several properties vacant at the time of acquisition of these properties. The payments will be made to the Company for periods ranging from one to two years from the date of acquisition of the property or until the spaces are leased and tenants begin paying rent. GAAP requires the Company to reduce the purchase price of the property as these payments are received, rather than record the payments as rental income. The cumulative amount of such payments was $5,148,659 and $2,962,829 as of December 31, 1999 and 1998, respectively (Note 5).

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


Pro Forma Information (unaudited)

The Company acquired its investment properties at various times. The following table sets forth certain summary unaudited pro forma operating data as if the acquisitions had been consummated as of the beginning of the previous respective period.
                                                     For the years ended
                                                        December 31,
                                                       1999         1998
                                                       ----         ----
         Rental income........................... $ 95,624,113    81,201,253
         Additional rental income................   35,974,834    26,464,900
         Total revenues..........................  136,482,584   113,155,269
         Property operating expenses.............   43,276,089    33,921,159
         Total depreciation......................   23,225,306    20,421,721
         Total expenses..........................  101,406,993    75,436,090
         Net income..............................   35,075,591    37,719,179

The unaudited pro forma operating data are presented for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been for each of the periods presented, nor does such data purport to represent the results to be achieved in future periods.

(5) Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

         2000...................................... $ 92,867,805
         2001......................................   85,589,822
         2002......................................   79,401,650
         2003......................................   73,467,144
         2004......................................   66,007,471
         Thereafter................................  511,782,824
                                                    -------------
         Total..................................... $909,116,716
                                                    =============

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

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $2,490,459, $2,120,951 and $654,978 in 1999, 1998 and 1997, of rental income for the period of occupancy for which stepped rent increases apply and $5,398,026 and $2,907,567 in related accounts and rents receivable as of December 31, 1999 and 1998, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.


(6) Mortgage Receivable

On May 28, 1999, the Company entered into a construction loan agreement with an unaffiliated third party, the borrower, for an aggregate loan amount of $15,500,000 secured by Thatcher Woods Shopping Center in River Grove, Illinois. The construction loan matures on December 31, 2000 and requires the borrower to make monthly interest only payments on amounts disbursed at a rate of 9%. The Company, at its option, may elect to purchase this property, upon completion, subject to certain fair-value-based criteria stated in the contract.


(7) Mortgages Payable

The Company's mortgages payable are secured by various of its investment properties and consist of the following at December 31, 1999 and 1998:

                        Interest             Current         Balance at
                          Rate     Maturity  Monthly     Dec. 31,    Dec. 31,
                       @ 12/31/99    Date    Payment       1999       1998
                       ---------- --------- --------- ------------ -----------
Mortgage payable to Affiliate:
  Inland Mortgage
   Servicing Corp. (a)    7.65%    05/2004  $  5,689  $    700,381     714,443

Mortgages payable to non-affiliates:
  Bank One (a)            7.21%    08/2000     (b)       4,241,187   4,312,036
  LaSalle Bank National
   Association            7.85%    10/2003    57,992     8,865,000   8,865,000
  LaSalle Bank N.A.       7.85%    09/2003    25,872     3,955,000   3,955,000
  LaSalle Bank N.A.       7.59%    01/2004    81,277    12,850,000  12,850,000
  LaSalle Bank N.A.       7.80%    02/2004    83,460    12,840,000  12,840,000
  John Hancock (a) (c)    9.00%    10/2001    85,423     9,000,328   9,205,252
  LaSalle Bank N.A.       7.65%    06/2004    65,133    10,216,880  10,216,880
  LaSalle Bank N.A.       7.49%    06/2004    61,116     9,791,500   9,791,500
  LaSalle Bank N.A.       7.23%    01/2005    28,183     4,677,795   4,677,795
  Allstate                7.21%    12/2004    38,453     6,400,000   6,400,000
  LaSalle Bank N.A.(d)    3.13%    12/2014    19,740     6,200,000   6,200,000

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


                        Interest             Current         Balance at
                          Rate     Maturity  Monthly     Dec. 31,    Dec. 31,
                       @ 12/31/99    Date    Payment       1999       1998
                       ---------- --------- --------- ------------ -----------
  LaSalle Bank N.A.       7.28%    03/2005  $ 25,041  $  4,050,000   4,050,000
  LaSalle Bank N.A.       6.99%    04/2003     6,827     1,150,000   1,150,000
  LaSalle Bank N.A.       7.00%    04/2005   106,404    17,897,500  17,897,500
  Allstate                7.00%    02/2005    31,946     5,476,500   5,476,500
  Allstate                7.00%    01/2005    23,917     4,100,000   4,100,000
  Allstate                7.15%    01/2005    18,173     3,050,000   3,050,000
  Allstate                7.10%    03/2003    17,620     2,978,000   2,978,000
  Nationwide Life
    Insurance Co. (i)     8.00%    09/1999    63,333          -      9,500,000
  Allstate                6.65%    05/2005    53,200     9,600,000   9,600,000
  Allstate (e)            9.25%    12/2009    30,125     3,908,082   3,908,082
  Allstate                6.82%    08/2005    60,243    10,600,000  10,600,000
  LaSalle Bank N.A.       6.50%    12/2005    72,123    13,500,000  13,500,000
  Allstate                6.66%    10/2003    17,483     3,150,000   3,150,000
  Allstate                7.00%    12/2003    65,333    11,200,000  11,200,000
  Berkshire Mortgage (a)  7.79%    10/2007   105,719    14,447,153  14,569,482
  Woodmen of the World    6.75%    06/2008    26,015     4,625,000   4,625,000
  Lehman secured
    financing (f)         6.36%    10/2008   299,025    54,600,000  54,600,000
  Column secured
    financing (g)         7.00%    11/2008   150,695    25,000,000  25,000,000
  Principal Life Ins.     6.24%    09/2001    55,820    10,734,710        -
  Bear, Stearns secured
    financing (h)         6.86%    06/2004   328,662    57,450,000        -
  LaSalle Bank N.A.       6.71%    10/2004     (j)      34,017,000        -
  Allstate                7.00%    10/2004     (j)      35,787,000        -
  Midland Loan Serv. (a)  7.86%    01/2008    37,649     5,121,280        -
  LaSalle Bank N.A.       6.93%    12/2004     (j)       8,910,000        -
  LaSalle Bank N.A.       7.13%    12/2004     (j)       9,650,000        -
                                                      ------------ -----------
Mortgages Payable.................................... $440,740,296 288,982,470
                                                      ============ ===========


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

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


(d) As part of the purchase of this property, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 offered by the Village of Skokie, Illinois. The interest rate floats and is reset weekly by a re-marketing agent. The rate at December 31, 1999 is 3.13%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the bond outstanding. In addition, there is a .125% re-marketing fee paid annually and a trustee fee of $250 paid quarterly.

(e) The Company received a subsidy at closing from the seller for a period of five years, which together with interest earnings on the initial deposit, will provide a sum that will be drawn down on a monthly basis by the Company to reduce the effective interest rate paid on the loan to 7% per annum.

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

(i) On September 10, 1999, the Company paid off the loan secured by the Shoppes of Mill Creek Shopping Center.

(j) Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.


As of December 31, 1999, the required future principal payments on the Company's mortgages payable over the next five years are as follows:

              2000.................................... $  4,636,459
              2001....................................   19,745,770
              2002....................................      233,000
              2003....................................   31,550,014
              2004....................................  198,793,253

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


(8)  Construction in Progress

On August 6, 1998, the Company acquired title to approximately 27 acres of land in St. Charles, Illinois, to be developed into a 204,640 square foot shopping center to be known as "Stuart's Crossing" from an unaffiliated third party. The initial purchase price of $14,176,627 was funded with cash and cash equivalents. Included in the purchase price paid by the Company is $5,351,744 of land and $8,824,883 in cash which has been placed in a development escrow for infrastructure development, construction, and a deposit on the final purchase price of a 70,640 square foot Jewel Food Store and adjacent stores. In July 1999, the Jewel Food Store was completed and $6,069,437 was released from escrow which represents the final purchase price of the Jewel Food Store. Additionally, $1,434,037 of construction in progress was recorded as operating property. In November 1999, the Company funded an additional $1,221,750 to escrow for the construction of a 15,000 square foot store space adjacent to the Jewel Food Store. Contingent upon the lease-up of the 15,000 square foot space, the Company is required to deposit additional cash into the development escrow to fund the space's final purchase price. As of December 31, 1999, $478,584 of this development escrow is included in restricted cash and $1,517,305 is included in construction in progress.


(9)  Earnings per Share

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years ended December 31, 1999, 1998 and 1997, options to purchase 15,000, 13,500 and 12,500 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding during each of the respective periods.

As of December 31, 1999, warrants to purchase 1,156,520 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the warrants exercise price was greater than the average market prices of common shares.

The weighted average number of common shares outstanding were 54,603,088, 40,359,796 and 15,225,983 for the years ended December 31, 1999, 1998 and 1997, respectively.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

(10) Segment Reporting

The Company owns and seeks to acquire single-user, neighborhood and community retail shopping centers in the Midwest, generally within the states of Illinois, Indiana, Michigan, Minnesota, Ohio and Wisconsin. All of the Company's shopping centers are located within these states and are typically anchored by grocery and drug stores complemented with additional stores providing a wide range of other goods and services to shoppers.

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

The property revenues, property net operations, and property assets of the reportable segments are summarized in the following tables as of December 31, 1999, 1998 and 1997, and for each of the years in the three-year period then ended, along with a reconciliation to net income:

                                       1999          1998          1997
                                       ----          ----          ----
Total property revenues.......... $119,580,760    68,116,744    27,806,065
Total property operating
  expenses.......................   39,493,573    21,017,360     8,863,024
Mortgage interest................   25,653,724    13,421,599     5,654,564
                                  ------------- ------------- -------------
Net property operations..........   54,433,463    33,677,785    13,288,477
                                  ------------- ------------- -------------
Interest income..................    4,206,809     5,185,534     1,615,520
Less non property expenses:
  Professional services..........      770,945       440,345       125,985
  General and administrative.....    2,462,597     1,142,603       356,969
  Advisor asset management fee...    4,193,068       965,108       843,000
  Depreciation and amortization..   20,361,271    11,663,150     4,681,329
  Acquisition cost expense.......      565,823       437,783       249,493
                                  ------------- ------------- -------------
Income before minority interest.. $ 30,286,568    24,214,330     8,647,221
                                  ============= ============= =============

Net investment properties........ $907,381,429   630,048,317   270,645,355
                                  ============= ============= =============

(11) Commitments and Contingencies

The Company is not subject to any material pending legal proceedings.

In connection with a tax increment financing district for three of the Company's properties, the Company is contingently liable for any shortfalls in the Tax Increment as defined. At December 31, 1999, the Company does not believe any shortfall under the Tax Increment will be due.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


On May 21, 1999, the Company acquired title to a 210,321 square foot shopping center in Geneva, Illinois known as "Randall Square." The initial purchase price of $30,122,756 was funded with cash and cash equivalents. Included in the purchase price paid, the Company deposited $5,895,895 into a purchase price escrow. The Company is required to purchase stores adjacent to the property, contingent upon their lease-up. As of December 31, 1999, the $5,895,895 is included in restricted cash and other liabilities.

On August 4, 1999, the Company acquired title to a 32,000 square foot shopping center known as "Hickory Creek Marketplace" and an additional six acres of vacant land in Frankfort, Illinois. Upon the remaining acreage, a 20,800 square foot store is to be developed by an unaffiliated third party. The initial purchase price of $6,216,535 was funded with cash and cash equivalents. In addition to the purchase price paid, the Company deposited $2,707,303 in a development escrow to fund the construction and the final purchase price of the 20,800 square foot structure. As of December 31, 1999, the $2,707,303 is included in restricted cash.


(12) Subsequent Events

In January 2000, the Company paid a distribution of $4,374,462 to the Stockholders.

On January 13, 2000, the Company purchased Rose Plaza East from an unaffiliated third party for approximately $2,171,400 using cash and cash equivalents. The property is located in Naperville, Illinois and contains approximately 11,658 square feet of leasable space. Its anchor tenants are Starbuck's, BoRics, Plus Signs, Alpha Communications and Kinko's.

On February 1, 2000, the Company purchased Chatham Ridge Shopping Center from an unaffiliated third party for approximately $19,475,240. The property is located in Chicago, Illinois and contains approximately 175,730 square feet of leasable space. Its anchor tenants are Cub Foods and Marshalls. To purchase the property, the Company used cash and cash equivalents of approximately $9,480,000 and obtained a loan from a third party lender for the balance of the purchase price.

On February 1, 2000, the Company borrowed $3,000,000 from First Union Securities. The loan, secured by the Company's investment in securities, accrues interest at 6.5%. The loan was for 14 days with additional 14-day renewal options. The loan was paid in full on March 14, 2000.

On February 8, 2000,  the  Company  purchased  Joliet  Commons Phase II from an unaffiliated third  party  for  approximately  $4,800,000  using  cash and cash equivalents. The property is located in Joliet, Illinois and contains approximately 40,395 square feet of leasable space. Its anchor tenants are Office Max, Eddie Bauer and Peppers Bedroom City.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)


On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

On March 7, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which it agreed to acquire the Advisor and the Company's property manager and become a self-administered REIT, through a tax-free, non-cash merger (the "Merger"). Pursuant to the Merger Agreement, upon closing, the Company will issue an aggregate of 6,181,818 Shares, or approximately eleven percent (10%) of its common stock taking into account such issuance, to the respective parents of the Advisor and the Company's property manager. The closing of the Merger is subject to numerous conditions including
(i) approval of the Merger Agreement by the Stockholders at the Company's upcoming Annual Meeting; (ii) the delivery of an opinion of counsel that the completion of the Merger will not result in the revocation of the Company's status as a REIT for federal income tax purposes; (iii) delivery of an opinion of counsel that the transaction shall be treated as a tax free reorganization under the Internal Revenue Code of 1986, as amended, and (iv) the delivery of an opinion that the Merger is fair to the Company from a financial point of view. Concurrent with completing the Merger, the Board of Directors contemplates: (i) appointing new officers and entering into employment agreements with these individuals; (ii) entering into a lease agreement for office space with The Inland Group, Inc.; and (iii) receiving a license from The Inland Group, Inc. that gives to Company the right to the continued use of the name "Inland Real Estate Corporation" and the corporate logo.

                                                 INLAND REAL ESTATE CORPORATION
                                                    (a Maryland corporation)

                                                          Schedule III
                                            Real Estate and Accumulated Depreciation

                                                        December 31, 1999
                                     Initial Cost                                Gross amount at which carried
                                          (A)                                        at end of period (B)
                                ------------------------              -------------------------------------------------- Date
                                              Buildings   Adjustments    Land       Buildings              Accumulated   Con-
                                                and           to          and         and         Total    Depreciation  stru- Date
                   Encumbrance     Land     improvements   Basis (C)  improvements improvements    (D)          (E)      cted   Acq
                   ------------ ----------- ------------ ------------ ------------ ------------ ---------- ------------- ----- -----
Single-user Retail
------------------
  Walgreens
  Decatur, IL..... $    700,381      78,330    1,130,723       -           78,330   1,130,723    1,209,053     185,313   1988  01/95
  Zany Brainy
  Wheaton, IL.....    1,245,000     838,000    1,626,033        664       838,000   1,626,697    2,464,697     189,761   1995  07/96
  Ameritech
  Joliet, IL......      522,375     170,000      883,293      2,544       170,000     885,837    1,055,837      79,523   1995  05/97
  Dominick's
  Schaumburg, IL..    5,345,500   2,294,437    8,392,661      2,679     2,294,437   8,395,340   10,689,777     722,809   1996  05/97
  Dominick's
  Highland Park, IL.  6,400,000   3,200,000    9,597,963      2,200     3,200,000   9,600,163   12,800,163     996,404   1996  06/97
  Dominick's
  Glendale Hghts, IL  4,100,000   1,265,000    6,942,997      9,194     1,265,000   6,952,191    8,217,191     558,064   1997  09/97
  Party City
  Oakbrook Terr., IL.   987,500     750,000    1,231,271       -          750,000   1,231,271    1,981,271      88,886   1985  11/97
  Eagle Country Market
  Roselle, IL.....    1,450,000     966,667    1,940,898       -          966,667   1,940,898    2,907,565     177,432   1990  11/97
  Dominick's
  West Chicago, IL    3,150,000   1,980,130    4,325,331     13,063     1,980,130   4,338,394    6,318,524     311,995   1990  01/98
  Walgreens
  Woodstock, IL...      569,610     395,080      774,906       -          395,080     774,906    1,169,986      43,743   1973  06/98
  Bakers Shoes
  Chicago, IL.....         -        645,284      342,993     15,120       645,284     358,113    1,003,397      14,536   1891  09/98
  Staples
  Freeport, IL....    1,480,000     725,288    1,969,690       -          725,288   1,969,690    2,694,978      79,957   1998  04/98
  Carmax
  Schaumburg, IL..    7,260,000   7,142,020   13,461,169       -        7,142,020  13,461,169   20,603,189     486,083   1998  12/98
  Carmax
  Tinley Park, IL.    9,450,000   6,788,880   12,116,751       -        6,788,880  12,116,751   18,905,631     437,533   1998  12/98
  Hollywood Video
  Hammond, IN.....      740,000     405,213      948,925       -          405,213     948,925    1,354,138      34,234   1998  12/98
  Circuit City
  Traverse City, MI   1,603,000   1,123,170    1,778,861       -        1,123,170   1,778,861    2,902,031      56,167   1998  01/99
  Cub Foods
  Plymouth, MN....         -      1,551,104    3,916,470       -        1,551,104   3,916,470    5,467,574     120,305   1991  03/99
  Cub Foods
  Indianapolis, IN         -      2,182,557    3,560,502       -        2,182,557   3,560,502    5,743,059     128,868   1991  03/99
  Eagle Ridge Center
  Lindenhurst, IL.    3,000,000     866,702    5,144,821       -          866,702   5,144,821    6,011,523     141,513   1998  04/99
  Dominick's
  Hammond, IN.....    4,100,000     825,225    8,025,601       -          825,225   8,025,601    8,850,826     192,672   1999  05/99
  Eagle Foods
  Buffalo Grove, IL        -      1,425,840    5,925,015       -        1,425,840   5,925,015    7,350,855     128,539   1999  06/99
  United Audio Center
  Schaumburg, IL...   1,240,000   1,215,143    1,272,717       -        1,215,143   1,272,717    2,487,860      14,318   1998  09/99
  Bally's Total Fitness
  St. Paul, MN.....   3,145,300   1,298,052    4,612,336       -        1,298,052   4,612,336    5,910,388      53,089   1988  09/99




                                     -51-

                                                      INLAND REAL ESTATE CORPORATION
                                                         (a Maryland corporation)

                                                         Schedule III (continued)
                                                 Real Estate and Accumulated Depreciation

                                                             December 31, 1999

                                     Initial Cost                                Gross amount at which carried
                                          (A)                                        at end of period (B)
                                ------------------------              -------------------------------------------------- Date
                                              Buildings   Adjustments    Land       Buildings              Accumulated   Con-
                                                and           to          and         and         Total    Depreciation  stru- Date
                   Encumbrance     Land     improvements   Basis (C)  improvements improvements    (D)          (E)      cted   Acq
                   ------------ ----------- ------------ ------------ ------------ ------------ ---------- ------------- ----- -----
Neighborhood Retail Centers
---------------------------
  Eagle Crest
  Naperville, IL.. $  2,350,000   1,878,618    2,938,352    269,531     1,878,618   3,207,883    5,086,501     500,618   1991  03/95
  Goodyear
  Montgomery, IL..      630,000     315,000      834,659    (11,158)      315,000     823,501    1,138,501     116,751   1991  09/95
  Hartford Plaza
  Naperville, IL..    2,310,000     990,000    3,427,961     20,912       990,000   3,448,873    4,438,873     527,891   1995  09/95
  Nantucket Square
  Schaumburg, IL..    2,200,000   1,908,000    2,349,918    (55,972)    1,908,000   2,293,946    4,201,946     323,931   1980  09/95
  Antioch Plaza
  Antioch, IL.....      875,000     268,000    1,360,445   (104,977)      268,000   1,255,468    1,523,468     180,485   1995  12/95
  Mundelein Plaza
  Mundelein, IL...    2,810,000   1,695,000    3,965,561    (32,703)    1,695,000   3,932,858    5,627,858     491,271   1990  03/96
  Regency Point
  Lockport, IL....    4,241,187   1,000,000    4,720,800    (19,377)    1,000,000   4,701,423    5,701,423     587,683   1993  04/96
  Prospect Heights
  Prospect Hghts, IL  1,095,000     494,300    1,683,005     63,714       494,300   1,746,719    2,241,019     195,092   1985  06/96
  Sears
  Montgomery, IL..    1,645,000     768,000    2,654,681    (77,754)      768,000   2,576,927    3,344,927     305,865   1990  06/96
  Salem Square
  Countryside, IL.    3,130,000   1,735,000    4,449,217    (13,596)    1,735,000   4,435,621    6,170,621     504,986   1973  08/96
  Hawthorn Village
  Vernon Hills, IL    4,280,000   2,619,500    5,887,640     46,891     2,619,500   5,934,531    8,554,031     674,374   1979  08/96
  Six Corners
  Chicago, IL.....    3,100,000   1,440,000    4,532,977    220,141     1,440,000   4,753,118    6,193,118     492,423   1966  10/96
  Spring Hill Fashion Center
  West Dundee, IL.    4,690,000   1,794,000    7,415,396    211,873     1,794,000   7,627,269    9,421,269     778,352   1985  11/96
  Crestwood Plaza
  Crestwood, IL...      904,380     325,577    1,483,183      4,750       325,577   1,487,933    1,813,510     148,763   1992  12/96
  Park St. Claire
  Schaumburg, IL..      762,500     319,578      986,920    226,674       319,578   1,213,594    1,533,172     230,716   1994  12/96
  Summit of Park Ridge
  Park Ridge, IL..    1,600,000     672,000    2,498,050     29,070       672,000   2,527,120    3,199,120     252,722   1986  12/96
  Grand and Hunt Club
  Gurnee, IL......    1,796,000     969,840    2,622,575    (52,811)      969,840   2,569,764    3,539,604     256,972   1996  12/96
  Quarry Outlot
  Hodgkins, IL....      900,000     522,000    1,278,431      8,872       522,000   1,287,303    1,809,303     128,684   1996  12/96
  Aurora Commons
  Aurora, IL......    9,000,328   3,220,000    8,318,861     11,391     3,220,000   8,330,252   11,550,252     894,795   1988  01/97
  Lincoln Park Place
  Chicago, IL.....    1,050,000     819,000    1,299,902    (86,237)      819,000   1,213,665    2,032,665     121,082   1990  01/97
  Niles Shopping Center
  Niles, IL.......    1,617,500     850,000    2,466,389     26,658       850,000   2,493,047    3,343,047     221,199   1982  04/97
  Mallard Crossing
  Elk Grove Vill., IL 4,050,000   1,778,667    6,331,943    109,253     1,778,667   6,441,196    8,219,863     594,077   1993  05/97
  Cobblers Crossing
  Elgin, IL.......    5,476,500   3,200,000    7,763,940    119,311     3,200,000   7,883,251   11,083,251     711,250   1993  05/97




                                     -52-

                                                      INLAND REAL ESTATE CORPORATION
                                                         (a Maryland corporation)

                                                         Schedule III (continued)
                                                 Real Estate and Accumulated Depreciation

                                                             December 31, 1999

                                   Initial Cost                                Gross amount at which carried
                                         (A)                                        at end of period (B)
                                ------------------------              -------------------------------------------------- Date
                                              Buildings   Adjustments    Land       Buildings              Accumulated   Con-
                                                and           to          and         and         Total    Depreciation  stru- Date
                   Encumbrance     Land     improvements   Basis (C)  improvements improvements    (D)          (E)      cted   Acq
                   ------------ ----------- ------------ ------------ ------------ ------------ ---------- ------------- ----- -----
  Calumet Square
  Calumet City, IL $  1,032,920     527,000    1,540,046    124,186       527,000   1,664,232    2,191,232     138,022   67/94 06/97
  Sequoia Shopping Center
  Milwaukee, WI...    1,505,000   1,216,914    1,805,784    (11,425)    1,216,914   1,794,359    3,011,273     151,801   1988  06/97
  Riversquare Shopping Center
  Naperville, IL..    3,050,000   2,853,226    3,129,477    205,697     2,853,226   3,335,174    6,188,400     309,490   1988  06/97
  Shorecrest Plaza
  Racine, WI......    2,978,000   1,150,000    4,775,119     37,402     1,150,000   4,812,521    5,962,521     384,122   1977  07/97
  Dominick's
  Countryside, IL.    1,150,000   1,375,000      925,106       -        1,375,000     925,106    2,300,106      72,781   1975  12/97
  Terramere Plaza
  Arlington Hghts, IL 2,202,500   1,435,000    2,981,314    220,369     1,435,000   3,201,683    4,636,683     209,534   1980  12/97
  Wilson Plaza
  Batavia, IL.....      650,000     310,000      999,366     23,960       310,000   1,023,326    1,333,326      77,217   1986  12/97
  Iroquois Center
  Naperville, IL..    5,950,000   3,668,347    8,276,041    404,076     3,668,347   8,680,117   12,348,464     587,735   1983  12/97
  Fashion Square
  Skokie, IL......    6,200,000   2,393,534    6,901,769    162,000     2,393,534   7,063,769    9,457,303     479,001   1984  12/97
  Shops at Coopers Grove
  Ctry Club Hills,IL  2,900,000   1,400,897    4,417,565    (24,924)    1,400,897   4,392,641    5,793,538     306,074   1991  01/98
  Maple Plaza
  Downers Grove, IL.  1,582,500   1,364,202    1,822,493     78,000     1,364,202   1,900,493    3,264,695     129,235   1988  01/98
  Orland Park Retail
  Orland Park, IL...    625,000     460,867      795,939    (22,566)      460,867     773,373    1,234,240      55,954   1997  02/98
  Wisner/Milwaukee Plaza
  Chicago, IL.......    974,725     528,576    1,383,292       -          528,576   1,383,292    1,911,868      88,058   1994  02/98
  Homewood Plaza
  Homewood, IL......  1,013,201     534,599    1,398,042      8,360       534,599   1,406,402    1,941,001      94,070   1993  02/98
  Elmhurst City Center
  Elmhurst, IL......  2,513,765   2,050,217    3,011,298   (533,465)    2,050,217   2,477,833    4,528,050     158,747   1994  02/98
  Shoppes of Mill Creek
  Palos Park, IL....       -      3,305,949    8,005,850     23,847     3,305,949   8,029,697   11,335,646     539,507   1989  03/98
  Prairie Square
  Sun Prairie, WI...  1,550,000     739,575    2,381,050      2,227       739,575   2,383,277    3,122,852     160,464   1995  03/98
  Oak Forest Commons
  Oak Forest, IL....  6,617,871   2,795,519    9,033,988    616,978     2,795,519   9,650,966   12,446,485     603,821   1998  03/98
  Downers Grove Market
  Downers Grove, IL. 10,600,000   6,224,467   11,616,661    (29,297)    6,224,467  11,587,364   17,811,831     784,426   1998  03/98
  St. James Crossing
  Westmont, IL....    3,847,599   2,610,600    4,938,351   (125,002)    2,610,600   4,813,349    7,423,949     296,831   1990  03/98
  High Point Center
  Madison, WI.....    5,360,988   1,449,560    8,817,508     (4,280)    1,449,560   8,813,228   10,262,788     508,501   1984  04/98
  Western & Howard
  Chicago, IL.....      992,681     439,990    1,523,460       -          439,990   1,523,460    1,963,450      86,839   1985  04/98
  Wauconda Shopping Center
  Wauconda, IL....    1,333,834     454,500    2,067,622       -          454,500   2,067,622    2,522,122     122,615   1988  05/98
  Berwyn Plaza
  Berwyn, IL......      708,638     769,073    1,078,379       -          769,073   1,078,379    1,847,452      60,657   1983  05/98




                                     -53-

                                                      INLAND REAL ESTATE CORPORATION
                                                         (a Maryland corporation)

                                                         Schedule III (continued)
                                                 Real Estate and Accumulated Depreciation

                                                             December 31, 1999

                                       Initial Cost                                Gross amount at which carried
                                            (A)                                        at end of period (B)
                                  ------------------------              -------------------------------------------------- Date
                                              Buildings   Adjustments    Land       Buildings              Accumulated   Con-
                                                and           to          and         and         Total    Depreciation  stru- Date
                   Encumbrance     Land     improvements   Basis (C)  improvements improvements    (D)          (E)      cted   Acq
                   ------------ ----------- ------------ ------------ ------------ ------------ ---------- ------------- ----- -----
  Woodland Heights
  Streamwood, IL.. $  3,940,009   2,976,000    6,898,100   (106,493)    2,976,000   6,791,607    9,767,607     366,279   1956  06/98
  Schaumburg Plaza
  Schaumburg, IL...   3,908,082   2,445,555    4,565,548     28,971     2,445,555   4,594,519    7,040,074     243,572   1994  06/98
  Winnetka Commons
  New Hope, MN.....   2,233,744   1,596,600    2,858,630     13,873     1,596,600   2,872,503    4,469,103     171,501   1990  07/98
  Eastgate Shopping Center
  Lombard, IL......   3,345,000   4,252,440    2,577,933  1,550,219     4,252,440   4,128,152    8,380,592     150,802   1959  07/98
  Orland Greens
  Orland Park, IL..   2,132,000   1,246,440    3,877,755       -        1,246,440   3,877,755    5,124,195     172,173   1984  09/98
  Two Rivers Plaza
  Bolingbrook, IL..   3,658,000   1,820,453    4,993,133      6,050     1,820,453   4,999,183    6,819,636     262,326   1994  10/98
  Edinburgh Festival
  Brooklyn Park, MN   4,625,000   2,472,746    6,372,809      5,270     2,472,746   6,378,079    8,850,825     278,616   1997  10/98
  Riverplace Center
  Noblesville, IN.    3,323,000   1,591,682    4,497,515       -        1,591,682   4,497,515    6,089,197     176,034   1992  11/98
  Rose Plaza
  Elmwood Park, IL    2,008,000   1,530,149    2,665,910       -        1,530,149   2,665,910    4,196,059     112,328   1997  11/98
  Marketplace at Six Corners
  Chicago, IL.....   11,200,000   9,007,150   10,014,533       -        9,007,150  10,014,533   19,021,683     365,247   1997  11/98
  Plymouth Collection
  Plymouth, MN....    3,441,000   1,459,045    5,174,725     (6,488)    1,459,045   5,168,237    6,627,282     193,550   1999  01/99
  Loehmann's Plaza
  Brookfield, WI..    6,643,000   4,797,940    8,758,688     (2,921)    4,797,940   8,755,767   13,553,707     285,837   1985  02/99
  Baytowne Square
  Champaign, IL...    7,027,000   3,820,545    8,853,078    (65,374)    3,820,545   8,787,704   12,608,249     307,408   1993  02/99
  Gateway Square
  Hinsdale, IL....    3,470,000   3,045,966    3,899,226     58,490     3,045,966   3,957,716    7,003,682     122,477   1985  03/99
  Oak Forest Commons Ph III
  Oak Forest, IL..      552,700     204,881      906,609        985       204,881     907,594    1,112,475      17,789   1999  06/99
  Oak Lawn Town Center
  Oak Lawn, IL....    1,200,000   1,384,049    1,034,346       -        1,384,049   1,034,346    2,418,395      20,481   1999  06/99
  Stuart's Crossing
  St. Charles, IL.         -      4,234,079    7,503,474       -        4,234,079   7,503,474   11,737,553     139,546   1999  08/98
  West River Crossing
  Joliet, IL......    2,806,700   2,316,806    3,320,482    (76,352)    2,316,806   3,244,130    5,560,936      52,047   1999  08/99
  Hickory Creek Marketplace
  Frankfort, IL...    3,108,300   1,796,717    4,435,125   (103,088)    1,796,717   4,332,037    6,128,754      71,078   1999  08/99
  Burnsville Crossing
  Burnsville, MN..    2,858,100   2,061,340    4,667,414       -        2,061,340   4,667,414    6,728,754      58,373   1989  09/99
  Byerly's Burnsville
  Burnsville, MN..    2,915,900   1,706,797    4,144,841       -        1,706,797   4,144,841    5,851,638      51,952   1988  09/99
  Cliff Lake Center
  Eagan, MN.......    5,121,280   2,517,253    3,056,771       -        2,517,253   3,056,771    5,574,024      42,466   1988  09/99
  Park Place Plaza
  St. Louis Park, MN  6,407,000   4,255,856    8,575,148       -        4,255,856   8,575,148   12,831,004      97,677   1997  09/99
  Maple Grove Retail
  Maple Grove, MN.    3,958,000   2,172,777    5,758,017       -        2,172,777   5,758,017    7,930,794      68,085   1998  09/99




                                     -54-

                                                      INLAND REAL ESTATE CORPORATION
                                                         (a Maryland corporation)

                                                         Schedule III (continued)
                                                 Real Estate and Accumulated Depreciation

                                                             December 31, 1999

                                     Initial Cost                                Gross amount at which carried
                                          (A)                                        at end of period (B)
                                ------------------------              -------------------------------------------------- Date
                                              Buildings   Adjustments    Land       Buildings              Accumulated   Con-
                                                and           to          and         and         Total    Depreciation  stru- Date
                   Encumbrance     Land     improvements   Basis (C)  improvements improvements    (D)          (E)      cted   Acq
                   ------------ ----------- ------------ ------------ ------------ ------------ ---------- ------------- ----- -----
  Shingle Creek
  Brooklyn Ctr, MN $  1,735,000   1,228,197    2,261,560        279     1,228,197   2,261,839    3,490,036      29,819   1986  09/99
  Rose Naper Plaza West
  Naperville, IL..         -        989,499    1,790,417       -          989,499   1,790,417    2,779,916      20,056   1997  09/99
  Schaumburg Promenade
  Schaumburg, IL..    9,650,000   6,562,000   12,741,877    (45,121)    6,562,000  12,696,756   19,258,756      19,114   1999  12/99
Community Centers
-----------------
  Lansing Square
  Lansing, IL.......  8,150,000   4,075,000   12,179,383    834,722     4,075,000  13,014,105   17,089,105   1,250,561   1991  12/96
  Maple Park Place
  Bolingbrook, IL...  7,650,000   3,665,909   11,669,428    208,478     3,665,909  11,877,906   15,543,815   1,322,731   1992  01/97
  Rivertree Court
  Vernon Hills, IL.  17,547,999   8,651,875   22,963,475    (17,483)    8,651,875  22,945,992   31,597,867   2,016,637   1988  07/97
  Naper West
  Naperville, IL...   7,695,199   5,335,000    9,611,971   (175,143)    5,335,000   9,436,828   14,771,828     700,089   1985  12/97
  Woodfield Plaza
  Schaumburg, IL...   9,600,000   4,612,277   15,160,000   (254,931)    4,612,277  14,905,069   19,517,346   1,059,237   1992  01/98
  Lake Park Plaza
  Michigan City, IN   6,489,618   3,252,861    9,208,072    858,779     3,252,861  10,066,851   13,319,712     643,763   1990  02/98
  Chestnut Court
  Darien, IL......    8,618,623   5,719,982   10,350,084    153,341     5,719,982  10,503,425   16,223,407     647,994   1987  03/98
  Bergen Plaza
  Oakdale, MN.....    9,141,896   5,346,781   11,700,498     53,988     5,346,781  11,754,486   17,101,267     696,705   1978  04/98
  Fairview Heights Plaza
  Fairview Hghts, IL. 5,637,000   2,350,493    8,914,458      5,500     2,350,493   8,919,958   11,270,451     416,045   1991  08/98
  Woodfield Commons-East/West                                                                                                  73/75
  Schaumburg, IL...  13,500,000   8,352,858   18,336,997    237,787     8,352,858  18,574,784   26,927,642     840,501   1997  10/98
  Joliet Commons
  Joliet, IL.......  14,447,153   4,088,806   15,684,488   (103,677)    4,088,806  15,580,811   19,669,617     750,899   1995  10/98
  Springboro Plaza
  Springboro, OH...   5,161,000   1,079,108    8,240,455       -        1,079,108   8,240,455    9,319,563     318,257   1992  11/98
  Park Center Plaza
  Tinley Park, IL..   7,337,000   5,363,000    9,633,491   (370,070)    5,363,000   9,263,421   14,626,421     403,276   1988  12/98
  Woodland Commons
  Buffalo Grove, IL  10,734,710   5,337,727   15,410,472    277,468     5,337,727  15,687,940   21,025,667     507,558   1991  02/99
  Randall Square
  Geneva, IL......         -      8,434,372   21,707,845    (16,491)    8,434,372  21,691,354   30,125,726     460,594   1999  05/99
  Riverdale Commons
  Coon Rapids, MN.    9,752,000   4,324,439   15,131,793        635     4,324,439  15,132,428   19,456,867     171,238   1998  09/99
  Quarry Retail
  Minneapolis, MN.   15,670,000   7,761,542   23,603,421     (2,952)    7,761,542  23,600,469   31,362,011     265,773   1997  09/99
  Pine Tree Plaza
  Janesville, WI..         -      2,889,136   15,644,108    (35,668)    2,889,136  15,608,440   18,497,576     169,152   1998  10/99
                   ------------ ----------- ------------ ------------ ----------- ------------ ----------- ------------
  Total            $440,740,296 271,905,942  666,172,357  5,028,645   271,905,942 671,201,002  943,106,944  37,424,871
                   ============ =========== ============ ===========  =========== ============ =========== ============


                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                           Schedule III (continued)

                   Real Estate and Accumulated Depreciation

                       December 31, 1999, 1998 and 1997

Notes:


(A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) The aggregate cost of real estate  owned  at December 31, 1999 and 1998 for
    federal   income   tax   purposes   was   approximately   $824,300,000  and
    $626,000,000, unaudited, respectively.

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

(D) Reconciliation of real estate owned:

                                         1999          1998           1997
                                    -------------  ------------- -------------
    Balance at beginning of year... $645,979,867    276,310,838    94,632,981
    Purchases of property..........  294,537,006    368,364,949   181,251,256
    Additions......................    5,893,566      3,285,854       836,962
    Sales..........................   (1,117,665)          -             -
    Payments received under
      master leases................   (2,185,830)    (1,981,774)     (410,361)
                                    -------------  ------------- -------------
    Balance at end of year......... $943,106,944    645,979,867   276,310,838
                                    =============  ============= =============

(E) Reconciliation of accumulated depreciation:

    Balance at beginning of year... $ 17,161,998      5,665,483     1,109,038
    Depreciation expense...........   20,262,873     11,496,515     4,556,445
                                    -------------  ------------- -------------
    Balance at end of year......... $ 37,424,871     17,161,998     5,665,483
                                    =============  ============= =============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1999.


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant


Officers and Directors

The Company's current officers and directors are as follows:

                               Functional Title

  Robert D. Parks......... President, Chief Executive Officer, Chief Operating
                           Officer and Affiliated Director
  G. Joseph Cosenza....... Affiliated Director
  Heidi N. Lawton......... Independent Director
  Roland W. Burris........ Independent Director
  Joel G. Herter.......... Independent Director
  Roberta S. Matlin....... Vice President - Administration
  Kelly Tucek............. Secretary, Treasurer and Chief Financial Officer
  Patricia A. DelRosso.... Assistant Secretary


ROBERT D. PARKS (age 56) is a Director of The Inland Group, Inc.; Chairman of Inland Real Estate Investment Corporation; President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation, and Chairman, Chief Executive Officer and Affiliated Director of inland Retail Real Estate Trust, Inc.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks taught in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A.
Degree from the University of Chicago. He is a member of the Real Estate Investment Association as well as a member of the National Association of Real Estate Investment Trusts (NAREIT).

G. JOSEPH COSENZA (age 56) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of twelve persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught in the LaGrange Illinois School District and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently a Director on the Board of Westbank in Westchester and Hillside, Illinois.

HEIDI N. LAWTON (age 37) Independent Director since October 1994, Ms. Lawton is managing broker and owner of Lawton Realty Group, an Oak Brook, Illinois real estate brokerage firm which she founded in 1989. Lawton Realty Group specializes in commercial, industrial and investment real estate brokerage. Ms. Lawton is responsible for all aspects of the operations of Lawton Realty Group. She also structures real estate investments for clients, procures partner/investors, acquires properties and obtains financing for development. Prior to founding Lawton Realty Group and while she was earning her B.S. Degree in business management from the National College of Education, she was managing broker for VCR Realty located in Addison, Illinois. While at VCR Realty, she was engaged primarily in brokerage of industrial and commercial properties. She also provided property management services, including leasing, for a portfolio of more than 100 properties, including condominium complexes, industrial properties, apartment complexes and small retail shopping centers. At the beginning of her career in real estate, Ms. Lawton served as a general contractor for the building and selling of single-family homes as well as a retail center in Lombard, Illinois. As a licensed real estate professional since 1982, she has served as a member of the Certified Commercial Investment Members, Director of the Northern Illinois Association of Commercial Realtors, Commercial Director of the DuPage Association of Realtors, and an Independent Director for CCS Mortgage.

ROLAND W. BURRIS (age 62) Independent Director since January 1996. Mr. Burris is serving as Of Counsel to the Chicago law firm of Buford, Peters, Ware & Zansitis, LLC. Prior to joining Buford, Peters, Ware & Zansitis, LLC, he was the Managing Partner of Jones, Ware & Grenard. His areas of practice are business transactions, estate planning, probate and trust, environment and consumer affairs. From 1973 to 1995, Mr. Burris was involved in the State of Illinois government holding the positions of State Comptroller and Attorney General of the State of Illinois. Mr. Burris completed his undergraduate studies at Southern Illinois University and studied international law as an exchange student at the University of Hamburg in Germany. Mr. Burris served on many boards including the Illinois Criminal Justice Authority, the Financial Accounting Foundation, the Law Enforcement Foundation of Illinois, the African American Citizens Coalition on Regional Development, the Boy Scouts of America and chair of the Illinois State Justice Commission. He is also serving as an adjunct professor in the Master of Public Administration Program at Southern Illinois University.

JOEL G. HERTER (age 61) Independent Director of the Company since 1997, Mr. Herter is a senior consultant and advisor to Wolf & Company LLP ("Wolf") where he has been employed since 1978. Mr. Herter graduated from Elmhurst College in 1959 with a Bachelor of Science degree in business administration. His business experience includes accounting and auditing, tax and general business services including venture and conventional financing, forecasts and projections, and strategic planning to a variety of industries. From 1978 to 1991, Mr. Herter served as managing partner for Wolf. Mr. Herter is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society and was a past president and director of the Elmhurst Chamber of Commerce and was appointed by Governor Thompson of the State of Illinois to serve on the 1992 World's Fair Authority. Mr. Herter currently serves as chairman of the Board of Trustees, Elmhurst Memorial Hospital; director of Suburban Bank and Trust Company; chairman of the Board of Trustees of Elmhurst College; chairman of the DuPage Water Commission; treasurer to the House Republican Campaign Committee and Friends of Lee Daniels Committee; treasurer for Illinois Attorney General, Jim Ryan. Mr. Herter has also been appointed by Governor Edgar of the State of Illinois to the Illinois Sports Facilities Authority.

ROBERTA S. MATLIN (age 55) Vice President-Administration of the Company since March 1995. Ms. Matlin joined TIGI in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments of IREIC directing the day-to-day internal operations and Vice President of Inland Retail Real Estate Trust, Inc. Ms. Matlin is a Director of Inland Real Estate Investment Corporation, Inland Securities Corporation and the Advisor. Prior to joining TIGI, Ms. Matlin was employed for eleven years by the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her B.A. Degree from the University of Illinois in 1966 and is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

KELLY TUCEK (age 37) Secretary, Treasurer and Chief Financial Officer of the Company since August 1996. Ms. Tucek joined TIGI in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation and Treasurer and Chief Financial Officer of Inland Retail Real Estate Trust, Inc. Ms. Tucek is responsible for the Investment Accounting Department which includes the accounting for the Company and all public limited partnership accounting functions along with quarterly and annual SEC filings. Prior to joining TIGI, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College in 1984.

PATRICIA A. DELROSSO (age 47) Assistant Secretary of the Company since March 1995. Ms. DelRosso joined Inland in 1985. She is currently a Senior Vice President of IREIC in charge of the Asset Management Department, where she is responsible for developing operating and disposition strategies for properties owned by IREIC related entities. Ms. DelRosso received her B.S. degree from George Washington University in 1975 and her Master's Degree from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, a National Association of Securities Dealers registered securities sales representative and a member of the Urban Land Institute.

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

The Company pays its Independent Directors an annual fee of $15,000. In addition, each Independent Director receives $500 for attendance in person or $250 for attendance by telephone at each meeting of the Board or committee thereof. Officers of the Company who are Directors (Messrs. Parks and Cosenza) are not paid fees for serving as directors.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 1999 regarding the number and percentage of shares beneficially owned by: (i) each director;
(ii) each executive officer; (iii) all directors and executive officers as a group; and (iv) as of December 31, 1999, any person known to us to be the beneficial owner of more than 5% of the shares. Share amounts and percentages shown for each person or entity are adjusted to give effect to shares that are not outstanding but which may be acquired by the person or entity on exercise of all options exercisable by the person or entity within sixty dates of the date hereof. Those shares are not deemed to be outstanding for purposes of computing the percentage of shares beneficially owned by any other person.

                                 Amount of shares
                                   Beneficially             Percent
      Title of Class                  Owned                 of Class
      --------------             ----------------        --------------
      Name of Beneficial Owner
      ------------------------
      Robert D. Parks
      G. Joseph Cosenza
      Heidi N. Lawton
      Roland W. Burris
      Joel G. Herter
      Roberta S. Matlin
      Kelly Tucek
      Patricia A. DelRosso

      Common Stock                  72,612 Shares          Less than 1%

There exists no arrangement, known to the Company, the operation of which may, at a subsequent date, result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to each of the Offerings. For the year ended December 31, 1999, the Company incurred and paid $1,109,558 organizational and offering costs to Affiliates.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the administration of the Company. For the year ended December 31, 1999, the Company incurred and paid $752,239 of these costs.

An Affiliate of the Advisor holds the mortgage on the Walgreens/Decatur property. As of December 31, 1999, the remaining balance of the mortgage is $700,381. For the year ended December 31, 1999, the Company paid principal and interest payments totaling $68,266 on this mortgage.

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

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus Other Operating Expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that Stockholders have not received an annual Distribution equal to or greater than the 8% Current Return. For the year ended December 31, 1999, the Company has incurred $4,193,068 of such fees, of which $1,500,000 remained unpaid at December 31, 1999. The Company paid an Advisor Asset Management Fee which represented .58 of the 1% of the Average Invested Assets for the year ended December 31, 1999. Remaining Advisor Asset Management Fee is forfeited by the Advisor and, accordingly, not accrued in the accompanying financial statements.

An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. Such fees may not exceed 4.5% of the gross income earned by the Company on properties managed. The Company incurred and paid Property Management Fees of $4,869,514 for the year ended December 31, 1999.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) List of documents filed:

  (1) The consolidated financial statements of the Company are set forth in the report in Item 8.

  (2) Financial Statement Schedules:

      Financial statement schedule for the year ended December 31, 1999 is submitted herewith.

                                                                    Page
                                                                    ----
      Real Estate and Accumulated Depreciation (Schedule III)......  51

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

  (3) Exhibits. Required by the Securities and Exchange Commission Regulation S-K, Item 601.

  Item No.     Description

      The following exhibits are filed as part of this document:

      21       Subsidiaries of the Registrant

      23       Consent of KPMG LLP dated March 22, 2000.

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

      10.1 (d) Amendment No. 4 to the  Advisory  Agreement dated March 27, 1998
               (5)

      10.1 (e) Amendment No. 5 to the  Advisory  Agreement dated March 31, 1998
               (5)

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

      (5) Included in Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (file number 333-45233) as filed by the Registrant on April 6, 1998.

(b) Reports on Form 8-K:

         Report on Form 8-K dated November 2, 1999
         Item 2.  Acquisition or Disposition of Assets
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K/A dated November 23, 1999
         Item 7.  Financial Statements and Exhibits

(c) See exhibit index included above.

(d) None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  INLAND REAL ESTATE CORPORATION

        /s/ Robert D. Parks

  By:   Robert D. Parks
        Chief Executive Officer
        and Affiliated Director
  Date: March 21, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        /s/ Robert D. Parks

  By:   Robert D. Parks
        Chief Executive Officer
        and Affiliated Director
  Date: March 21, 2000

        /s/ Kelly Tucek                    /s/ Heidi N. Lawton

  By:   Kelly Tucek                  By:   Heidi N. Lawton
        Chief Financial and                Independent Director
        Accounting Officer           Date: March 21, 2000
  Date: March 21, 2000

        /s/ G. Joseph Cosenza              /s/ Roland W. Burris

  By:   G. Joseph Cosenza            By:   Roland W. Burris
        Affiliated Director                Independent Director
  Date: March 21, 2000               Date: March 21, 2000

        /s/ Joel G. Herter

  By:   Joel G. Herter
        Independent Director
  Date: March 21, 2000