Form 10-Q
period 2000-03-31
INLAND REAL ESTATE CORP
filed 2000-05-15
CIK 923284

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 12, 2000, there were 56,045,846 Shares of Common Stock outstanding.

                        PART I - Financial Information

Item 1.  Financial Statements



                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                          Consolidated Balance Sheets

                     March 31, 2000 and December 31, 1999
                                  (unaudited)


                                    Assets
                                    ------

                                                       2000          1999
Investment properties (Note 3):                        ----          ----
  Land............................................ $278,176,349   271,905,942
  Construction in progress........................    2,015,466     1,699,356
  Building and improvements.......................  693,084,787   671,201,002
                                                   ------------- -------------
                                                    973,276,602   944,806,300
  Less accumulated depreciation...................   43,688,384    37,424,871
                                                   ------------- -------------
  Net investment properties.......................  929,588,218   907,381,429
                                                   ------------- -------------
Cash and cash equivalents including amounts
  held by property manager........................   10,185,680    19,424,343
Investment in securities (net of allowance for
  unrealized loss of $1,526,839 and $2,088,633 at
  March 31, 2000 and December 31,1999, respectively)
  (Note 1)........................................    7,904,502     8,570,656
Investment in marketable securities...............      260,000       260,000
Restricted cash...................................   13,577,318    15,340,902
Accounts and rents receivable (net of allowance for
  doubtful accounts of $1,786,858 and $1,064,256
  at March 31, 2000 and December 31, 1999,
  respectively) (Note 4)..........................   24,473,485    19,794,687
Mortgage receivable (Note 5)......................    7,684,291     6,495,541
Deposits and other assets.........................      247,531       358,986
Leasing fees (net of accumulated amortization of
  $61,837 and $39,031 at March 31, 2000 and
  December 31, 1999, respectively)................      395,143       360,486
Loan fees (net of accumulated amortization of
  $1,212,776 and $1,029,522 at March 31, 2000 and
  December 31, 1999, respectively)................    4,224,306     4,294,942
                                                   ------------- -------------
Total assets...................................... $998,540,474   982,281,972
                                                   ============= =============



         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                          Consolidated Balance Sheets
                                  (continued)

                     March 31, 2000 and December 31, 1999
                                  (unaudited)



                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                        2000          1999
Liabilities:                                            ----          ----
  Accounts payable................................ $  1,578,985       384,665
  Accrued interest payable to Affiliates..........        4,444         4,468
  Accrued interest payable to non-affiliates......    1,967,511     1,786,331
  Accrued real estate taxes.......................   19,089,163    18,829,084
  Distributions payable (Note 11).................    4,398,759     4,374,462
  Security deposits...............................    1,955,822     1,976,082
  Mortgages payable (Note 6)......................  452,755,105   440,740,296
  Prepaid rents and unearned income...............    1,846,279     1,536,008
  Other liabilities...............................    7,568,092     8,525,986
  Due to Affiliates (Note 2)......................    2,813,969     1,517,775
                                                   ------------- -------------
Total liabilities.................................  493,978,129   479,675,157
                                                   ------------- -------------
Minority interest (Note 1)........................   26,872,481    27,112,690
                                                   ------------- -------------
Stockholders' Equity (Notes 1 and 2):
  Preferred stock, $.01 par value, 6,000,000 Shares
    authorized; none issued and outstanding at
    March 31, 2000 and December 31, 1999..........         -             -
  Common stock, $.01 par value, 100,000,000 Shares
    authorized; 55,935,158 and 55,398,888, issued
    and outstanding at March 31, 2000 and December
    31, 1999, respectively........................      559,351       553,988
  Additional paid-in capital (net of offering costs
    of $58,816,092, of which $52,218,524 was paid
    to Affiliates)................................  518,168,296   512,567,043
  Accumulated distributions in excess
    of net income.................................  (39,510,944)  (35,538,273)
  Accumulated other comprehensive income (loss)...   (1,526,839)   (2,088,633)
                                                   ------------- -------------
Total stockholders' equity........................  477,689,864   475,494,125
Commitments and contingencies                      ------------- -------------
  (Notes 4, 6, 7 and 10)..........................

Total liabilities and stockholders' equity........ $998,540,474   982,281,972
                                                   ============= =============



         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Operations

              For the three months ended March 31, 2000 and 1999
                                  (unaudited)

                                                       2000          1999
                                                       ----          ----
Income:
  Rental income (Notes 1 and 4)................... $ 25,854,196    18,626,079
  Additional rental income........................   12,889,549     6,920,571
  Interest income.................................      385,914     1,526,372
  Other income....................................      407,335       117,339
                                                   ------------- -------------
                                                     39,536,994    27,190,361
Expenses:                                          ------------- -------------
  Professional services to Affiliates.............       78,831        22,782
  Professional services to non-affiliates.........      616,389       140,970
  General and administrative expenses
    to Affiliates.................................      137,122       146,401
  General and administrative expenses
    to non-affiliates.............................      297,757        83,908
  General and administrative expenses -
    bad debt expense..............................    1,148,328          -
  Advisor asset management fee....................    1,203,000       325,000
  Property operating expenses to Affiliates.......    1,490,273     1,071,754
  Property operating expenses to non-affiliates...   11,501,435     7,948,188
  Mortgage interest to Affiliates.................       13,357        13,629
  Mortgage interest to non-affiliates.............    8,091,314     5,644,168
  Depreciation....................................    6,263,513     4,328,954
  Amortization....................................       38,982        27,119
  Acquisition cost expenses to Affiliates.........       38,030       214,704
  Acquisition cost expenses to non-affiliates.....      (24,327)      119,458
                                                   ------------- -------------
                                                     30,894,004    20,087,035
                                                   ------------- -------------
Income before minority interest...................    8,642,990     7,103,326
Minority interest.................................     (276,607)         (438)
                                                   ------------- -------------
Net income before comprehensive income............    8,366,383     7,102,888
Other comprehensive income:
  Unrealized holding gain on investment securities      561,794          -
                                                   ------------- -------------
Comprehensive income.............................. $  8,928,177     7,102,888
                                                   ============= =============

Net income before comprehensive income per
  common share, basic and diluted................. $        .15           .13
                                                   ============= =============
Weighted average common stock Shares
  outstanding, basic and diluted..................   55,759,343    53,766,942
                                                   ============= =============

         See accompanying notes to consolidated financial statements.

                                    INLAND REAL ESTATE CORPORATION
                                       (a Maryland corporation)

                            Consolidated Statements of Stockholders' Equity

                                 March 31, 2000 and December 31, 1999


                                                             Accumulated   Accumulated
                                               Additional   Distributions     Other
                                     Common      Paid-in    in excess of  Comprehensive
                                      Stock     Capital      net income       Loss           Total
                                   ---------- ------------- ------------- -------------- ------------
Balance December 31, 1999......... $ 553,988   512,567,043   (35,538,273)    (2,088,633)  475,494,125

Net income........................      -             -        8,366,383           -        8,366,383

Other comprehensive income........      -             -             -           561,794       561,794

Distributions declared ($.89 for the
  three months ended March 31, 2000
  per weighted average common shares
  outstanding)....................      -             -      (12,339,054)          -      (12,339,054)

Proceeds from Offering including
  DRP.............................     5,544     5,619,172          -              -        5,624,716

Treasury stock....................      (181)      (17,919)         -              -          (18,100)
                                   ---------- ------------- ------------- -------------- -------------
Balance March 31, 2000............ $ 559,351   518,168,296   (39,510,944)    (1,526,839)  477,689,864
                                   ========== ============= ============= ============== =============

























                 See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Cash Flows

              For the three months ended March 31, 2000 and 1999
                                  (unaudited)

                                                       2000           1999
Cash flows from operating activities:                  ----           ----
  Net income.................................... $    8,366,383      7,102,888
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation................................      6,263,513      4,328,954
    Amortization................................         38,982         27,119
    Minority interest...........................        276,607            438
    Rental income under master lease agreements.        470,251        515,250
    Straight line rental income.................     (1,028,996)      (437,795)
    Interest on unamortized loan fees...........        167,078        108,972
    Changes in assets and liabilities:
      Accounts and rents receivable.............     (3,649,802)    (2,482,726)
      Other assets..............................        111,455      1,352,029
      Accounts payable..........................      1,194,320        310,191
      Accrued interest payable..................        181,156         46,021
      Accrued real estate taxes.................        260,079        122,714
      Security deposits.........................        (20,260)       263,602
      Other liabilities.........................       (957,894)      (668,256)
      Due to Affiliates.........................      1,296,194        364,929
      Prepaid rents and unearned income.........        310,271      1,308,747
                                                 --------------- --------------
Net cash provided by operating activities.......     13,279,337     12,263,077
                                                 --------------- --------------
Cash flows from investing activities:
  Restricted cash...............................      1,763,584        357,257
  Additions to investment properties............       (989,481)    (1,257,077)
  Purchase of investment properties.............    (27,634,962)   (63,268,526)
  Construction in progress......................       (316,110)      (243,960)
  Proceeds from sale of land....................           -         1,117,151
  Sale of investment securities.................      1,227,948           -
  Mortgage receivable...........................     (1,188,750)          -
  Leasing fees..................................        (57,463)          -
                                                 --------------- --------------
Net cash used in investing activities...........    (27,195,234)   (63,295,155)
                                                 --------------- --------------











         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                     Consolidated Statements of Cash Flows
                                  (continued)

              For the three months ended March 31, 2000 and 1999
                                  (unaudited)

                                                        2000          1999
                                                        ----          ----
Cash flows from financing activities:
  Proceeds from offering........................ $    5,624,716     19,325,055
  Repurchase of Shares..........................        (18,100)    (1,078,406)
  Payments of offering costs....................           -        (2,126,114)
  Loan proceeds.................................     12,137,620           -
  Loan fees.....................................       (112,618)       (37,236)
  Distributions paid............................    (12,831,573)   (11,574,925)
  Principal payments of debt....................       (122,811)      (839,934)
                                                 --------------- --------------
Net cash provided by financing activities.......      4,677,234      3,668,440
                                                 --------------- --------------
Net decrease in cash and cash equivalents.......     (9,238,663)   (47,363,638)

Cash and cash equivalents at beginning of period     19,424,343    123,056,702
                                                 --------------- --------------
Cash and cash equivalents at end of period...... $   10,185,680     75,693,064
                                                 =============== ==============



Supplemental schedule of noncash investing and financing activities:


                                                       2000           1999
                                                       ----           ----
Purchase of investment properties................ $ (27,634,962)  (74,738,429)
  Assumption of mortgage debt....................          -       11,469,903
                                                  -------------- -------------
                                                  $ (27,634,962)  (63,268,526)
                                                  ============== =============

Distributions payable............................ $   4,398,759     4,040,698
                                                  ============== =============

Cash paid for interest........................... $   7,756,436     5,564,385
                                                  ============== =============









         See accompanying notes to consolidated financial statements.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements

                                March 31, 2000
                                  (unaudited)


The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the "Company") for the fiscal year ended December 31, 1999, which are included in the Company's 1999 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this quarterly report.

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

On October 14, 1994, the Company commenced an initial public offering, on a best efforts basis, ("Initial Offering") of 5,000,000 shares of common stock ("Shares") at $10 per Share. As of July 24, 1996, the Company had received subscriptions for a total of 5,000,000 Shares, thereby completing the Initial Offering. On July 24, 1996, the Company commenced an offering of an additional 10,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Second Offering"). As of July 10, 1997, the Company had received subscriptions for a total of 10,000,000 Shares, thereby completing the Second Offering. On July 14, 1997, the Company commenced an offering of an additional 20,000,000 Shares at $10.00 per Share, on a best efforts basis, (the "Third Offering"). As of March 19, 1998, the Company had received subscriptions for a total of 20,000,000
Shares, thereby completing the Third Offering. On April 7, 1998, the Company commenced an offering of an additional 27,000,000 Shares at $11.00 per Share, on a best efforts basis, (the "Fourth Offering"). The Company received subscriptions for a total of 16,642,397 Shares in the Fourth Offering. The Initial, Second, Third and Fourth are collectively called the "Offerings". In addition, as of March 31, 2000, the Company has issued 4,902,893 Shares through the Company's Distribution Reinvestment Program ("DRP"). As of March 31, 2000, the Company has repurchased a total of 610,132 Shares through the Company's Share Repurchase Program, for an aggregate amount of $5,524,444. As a result, gross offering proceeds from the Offerings ("Gross Offering Proceeds") total $577,543,739, as of March 31, 2000.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


On March 7, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which it agreed to acquire the Advisor and the Company's property manager and become a self-administered REIT, through a tax-free, non-cash merger (the "Merger"). Pursuant to the Merger Agreement, upon closing, the Company will issue an aggregate of 6,181,818 Shares, or approximately eleven percent (11%) of its common stock taking into account such issuance, to the respective parents of the Advisor and the Company's property manager. The closing of the Merger is subject to numerous conditions including
(i) approval of the Merger Agreement by the Stockholders at the Company's upcoming Annual Meeting; (ii) the delivery of an opinion of counsel that the completion of the Merger will not result in the revocation of the Company's status as a REIT for federal income tax purposes; and (iii) delivery of an opinion of counsel that the transaction shall be treated as a tax free reorganization under the Internal Revenue Code of 1986, as amended. During March, 2000, the Company received an opinion that the Merger is fair to the Company from a financial point of view and such is included within the proxy. Concurrent with completing the Merger, the Board of Directors contemplates: (i) appointing new officers and entering into employment agreements with these individuals; (ii) entering into a lease agreement for office space with The Inland Group, Inc.; and (iii) receiving a license from The Inland Group, Inc. that gives to Company the right to the continued use of the name "Inland Real Estate Corporation" and the corporate logo.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at March 31, 2000 consist of preferred stock investments in various real estate investment trusts and are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned and is included in other income in the accompanying consolidated financial statements. Sales of investment securities available-for-sale during the three months ended March 31, 2000 resulted in a gain on sale of $46,650.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


The accompanying consolidated financial statements include the accounts of the Company, Inland Joliet Commons LLC, Inland Ryan LLC and Inland Ryan Cliff Lake LLC. Due to the Company's ability as managing member to directly control the LLCs, they are consolidated for financial reporting purposes. The third parties' interests are reflected as minority interest in the accompanying consolidated financial statements.

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


(2) Transactions with Affiliates

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the administration of the Company. Such costs of $78,831, $137,122 and $38,030 are allocated among professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed to Affiliates, respectively, for the three months ended March 31, 2000. Such costs of $22,782, $146,401 and $214,704 are allocated among professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed to Affiliates, respectively, for the three months ended March 31, 1999.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


An Affiliate of the Advisor holds the mortgage on the Walgreens/Decatur property. As of March 31, 2000, the remaining balance of the mortgage is $696,695. For the three months ended March 31, 2000, the Company paid principal and interest payments totaling $17,067 on this mortgage.

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

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus other operating expenses paid during the previous calendar year exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's net income for that calendar year; and (ii) to the extent that stockholders have not received an annual distribution equal to or greater than an 8% current return. The Company incurred $1,203,000 and $325,000 of Advisor Asset Management Fees for the three months ended March 31, 2000 and 1999, respectively, of which $2,703,000 ($1,203,000 from March 31, 2000 in addition to $1,500,000 still unpaid from December 31, 1999) and $1,500,000 was unpaid at March 31, 2000 and December 31, 1999, respectively. Remaining Advisor Asset Management Fees are forfeited by the Advisor and, accordingly, not accrued for in the accompanying consolidated financial statements.

An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. Such fees may not exceed 4.5% of the gross income earned by the Company on properties managed. The Company incurred and paid Property Management Fees of $1,490,273 and $1,071,754 for the three months ended March 31, 2000 and 1999, respectively.

If the merger is completed, the Company will become a self-administered real estate investment trust and will no longer incur the Advisor Asset Management Fee and Property Management Fees. The Company expects the expenses that the Company will incur for an internalized management team will be less than these fees and expenses.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


(3) Investment Properties

In connection with the purchase of several properties, the Company will receive payments under master lease agreements covering spaces of several properties vacant at the time of acquisition of these properties. The payments have and will continue to be made to the Company for periods ranging from one to two years from the date of acquisition of the property or until the spaces are leased and tenants begin paying rent. GAAP requires the Company to reduce the purchase price of the property as these payments are received, rather than record the payments as rental income. The cumulative amount of such payments was $5,618,910 and $5,148,659 as of March 31, 2000 and December 31, 1999,
respectively (Note 4).


(4) Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $1,028,996 and $437,795 for the three months ended March 31, 2000 and 1999, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $6,427,022 and $5,398,026 in related accounts and rents receivable as of March 31, 2000 and December 31, 1999, respectively. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.


(5) Mortgage Receivable

On May 28, 1999, the Company entered into a construction loan agreement with an unaffiliated third party, the borrower, for an aggregate loan amount of $15,500,000 secured by Thatcher Woods Shopping Center in River Grove, Illinois. The construction loan matures on December 31, 2000 and requires the borrower to make monthly interest-only payments on amounts disbursed at a rate of 9%. The Company, at its option, may elect to purchase this property, upon completion, subject to certain fair-value-based criteria stated in the contract.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


(6) Mortgages Payable

The Company's mortgages payable are secured by various of its investment properties and consist of the following at March 31, 2000 and December 31, 1999:
                        Interest
                         Rate at             Current         Balance at
                        Mar. 31,   Maturity  Monthly     Mar. 31,    Dec. 31,
                          2000       Date    Payment       2000       1999
                       ---------- --------- --------- ------------ -----------
Mortgage payable to Affiliate:
  Inland Mortgage
   Servicing Corp. (a)    7.65%    05/2004  $  5,689  $    696,695     700,381

Mortgages payable to non-affiliates:
  Bank One (a)            7.18%    08/2000     (b)       4,221,668   4,241,187
  LaSalle Bank N.A.       7.85%    10/2003    57,992     8,865,000   8,865,000
  LaSalle Bank N.A.       7.85%    09/2003    25,872     3,955,000   3,955,000
  LaSalle Bank N.A.       7.59%    01/2004    81,277    12,850,000  12,850,000
  LaSalle Bank N.A.       7.80%    02/2004    83,460    12,840,000  12,840,000
  John Hancock (a) (c)    9.00%    10/2001    85,423     8,946,162   9,000,328
  LaSalle Bank N.A.       7.65%    06/2004    65,133    10,216,880  10,216,880
  LaSalle Bank N.A.       7.49%    06/2004    61,116     9,791,500   9,791,500
  LaSalle Bank N.A.       7.23%    01/2005    28,183     4,677,795   4,677,795
  Allstate                7.21%    12/2004    38,453     6,400,000   6,400,000
  LaSalle Bank N.A.(d)    3.13%    12/2014    19,740     6,200,000   6,200,000
  LaSalle Bank N.A.       7.28%    03/2005    25,041     4,050,000   4,050,000
  LaSalle Bank N.A.       7.00%    04/2005   106,404    17,897,500  17,897,500
  Allstate                7.00%    02/2005    31,946     5,476,500   5,476,500
  Allstate                7.00%    01/2005    23,917     4,100,000   4,100,000
  Allstate                7.15%    01/2005    18,173     3,050,000   3,050,000
  Allstate                7.10%    03/2003    17,620     2,978,000   2,978,000
  Allstate                6.65%    05/2005    53,200     9,600,000   9,600,000
  Allstate (e)            9.25%    12/2009    30,125     3,908,082   3,908,082
  Allstate                6.82%    08/2005    60,243    10,600,000  10,600,000
  LaSalle Bank N.A.       6.50%    12/2005    72,123    13,500,000  13,500,000
  Allstate                6.66%    10/2003    17,483     3,150,000   3,150,000
  Allstate                7.00%    12/2003    65,333    11,200,000  11,200,000
  Berkshire Mortgage (a)  7.79%    10/2007   105,719    14,414,309  14,447,153
  Woodmen of the World    6.75%    06/2008    26,015     4,625,000   4,625,000
  Lehman secured
    financing (f)         6.36%    10/2008   299,025    54,600,000  54,600,000
  Column secured
    financing (g)         7.00%    11/2008   150,695    25,000,000  25,000,000
  Principal Life Ins.     6.24%    09/2001    55,820    10,734,710  10,734,710

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


                        Interest
                         Rate at             Current         Balance at
                        Mar. 31,   Maturity  Monthly     Mar. 31,    Dec. 31,
                          2000       Date    Payment       2000       1999
                       ---------- --------- --------- ------------ -----------
  Bear, Stearns secured
    financing (h)         6.86%    06/2004  $328,662  $ 57,450,000  57,450,000
  LaSalle Bank N.A.       7.18%    10/2004     (i)      34,017,000  34,017,000
  Allstate                7.50%    10/2004     (i)      35,787,000  35,787,000
  Midland Loan Serv. (a)  7.86%    01/2008    37,649     5,108,684   5,121,280
  LaSalle Bank N.A.       7.18%    12/2004     (i)       8,910,000   8,910,000
  LaSalle Bank N.A.       7.28%    12/2004     (i)       9,650,000   9,650,000
  LaSalle Bank N.A.       7.18%    01/2005     (i)       9,737,620        -
  LaSalle Bank N.A.       7.30%    03/2005     (i)       2,400,000        -
                                                      ------------ -----------
Mortgages Payable.................................... $452,755,105 440,740,296
                                                      ============ ===========

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

(d) As part of the purchase of this property, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 offered by the Village of Skokie, Illinois. The interest rate floats and is reset weekly by a re-marketing agent. The rate at March 31, 2000 is 4.08%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the bond outstanding. In addition, there is a .125% re-marketing fee paid annually and a trustee fee of $250 paid quarterly.

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

                                March 31, 2000
                                  (unaudited)


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

(i) Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.


(7) Construction in Progress

On August 6, 1998, the Company acquired title to approximately 27 acres of land in St. Charles, Illinois, to be developed into a 204,640 square foot shopping center to be known as "Stuart's Crossing" from an unaffiliated third party. The initial purchase price of $14,176,627 was funded with cash and cash equivalents. The purchase price consisted of $5,351,744 for land and $8,824,883 which has been placed in a development escrow for infrastructure development, construction, and a deposit on the final purchase price of a 70,640 square foot Jewel Food Store and adjacent stores. In July 1999, the Jewel Food Store was completed and $6,069,437 was released from escrow which represents the final purchase price of the Jewel Food Store. Additionally, $1,434,037 of construction in progress was recorded as operating property. In November 1999, the Company funded an additional $1,221,750 to escrow for the construction of a 15,000 square foot store space adjacent to the Jewel Food Store. Contingent upon the lease-up of the 15,000 square foot space, the Company is required to deposit additional cash into the development escrow to fund the space's final purchase price. As of March 31, 2000, $152,807 of this development escrow is included in mortgage receivable and $1,815,828 is included in construction in progress.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


(8)  Earnings per Share

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of March 31, 2000 and December 31, 1999, options to purchase 15,000 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding.

As of March 31, 2000, warrants to purchase 1,156,520 shares of common stock at a price of $12.00 per share had been issued, but not exercised. These warrants have no value.

The weighted average number of common shares outstanding were 55,759,343 and 53,766,942 for the three months ended March 31, 2000 and 1999, respectively.


(9)  Segment Reporting

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

The Company assesses and measures operating results on an individual property basis for each of its properties based on net property operations. Since all of the Company's properties exhibit highly similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth, the properties have been aggregated and reported as one operating segment.

                        INLAND REAL ESTATE CORPORATION
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


The property revenues, property net operations, and property assets of the reportable segments are summarized in the following tables as of March 31, 2000 and 1999, and for the three month periods then ended, along with a reconciliation to net income:

                                       2000          1999
                                       ----          ----
Total property revenues.........  $ 39,151,080    25,663,989
Total property operating
  expenses......................    12,991,708     9,019,942
Mortgage interest................    8,104,671     5,657,797
                                  ------------- -------------
Net property operations..........   18,054,701    10,986,250
                                  ------------- -------------
Interest income..................      385,914     1,526,372
Less non property expenses:
  Professional services..........      695,221       163,752
  General and administrative.....    1,583,207        30,309
  Advisor asset management fee...    1,203,000       325,000
  Depreciation and amortization..    6,302,494     4,356,073
  Acquisition cost expense.......       13,703       334,162
                                  ------------- -------------
Income before minority interest.. $  8,642,990     7,103,326
                                  ============= =============

Net investment properties........ $929,588,218   699,574,696
                                  ============= =============


(10) Commitments and Contingencies

In connection with a tax increment financing district for three of the Company's properties, the Company is contingently liable for any shortfalls in the Tax Increment as defined. At March 31, 2000, the Company does not believe any shortfall under the Tax Increment will be due.


(11) Subsequent Events

In  April  2000,  the  Company  paid   a  distribution  of  $4,398,759  to  the
Stockholders.

On May 10, 2000, the proxy and its related materials was mailed to all stockholders of record as of April 30, 2000.

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


Liquidity and Capital Resources

On March 7, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which it agreed to acquire the Advisor and the Company's property manager and become a self-administered REIT, through a tax-free, non-cash merger (the "Merger"). Pursuant to the Merger Agreement, upon closing, the Company will issue an aggregate of 6,181,818 Shares, or approximately eleven percent (11%) of its common stock taking into account such issuance, to the respective parents of the Advisor and the Company's property manager. The closing of the Merger is subject to numerous conditions including
(i) approval of the Merger Agreement by the Stockholders at the Company's upcoming Annual Meeting; (ii) the delivery of an opinion of counsel that the completion of the Merger will not result in the revocation of the Company's status as a REIT for federal income tax purposes; and (iii) delivery of an opinion of counsel that the transaction shall be treated as a tax free reorganization under the Internal Revenue Code of 1986, as amended. During March, 2000, the Company received an opinion that the Merger is fair to the Company from a financial point of view and such is included within the proxy. Concurrent with completing the Merger, the Board of Directors contemplates: (i) appointing new officers and entering into employment agreements with these individuals; (ii) entering into a lease agreement for office space with The Inland Group, Inc.; and (iii) receiving a license from The Inland Group, Inc. that gives to Company the right to the continued use of the name "Inland Real Estate Corporation" and the corporate logo.

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents at March 31, 2000 and December 31, 1999 were $10,185,680 and $19,424,343, respectively. The decrease in cash and cash equivalents since December 31, 1999 resulted primarily from the use of cash resources to purchase additional properties. Partially offsetting the decrease in cash and cash equivalents was additional proceeds received through the Company's Distribution Reinvestment Program ("DRP"). The Company intends to use cash and cash equivalents to purchase additional properties, to pay distributions and for working capital requirements. The source of future cash for investing in properties will be from financing obtained on currently unencumbered properties and proceeds from the Company's DRP.

As of March 31, 2000, the Company had acquired 119 properties. The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. Distributions declared for the three months ended March 31, 2000 were $12,339,054, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end.

Cash Flows From Operating Activities

Net cash provided by operating activities increased from $12,263,077 for the three months ended March 31, 1999 to $13,279,337 for the three months ended March 31, 2000. This increase is due primarily to the purchase of additional properties in 2000 and a full three months of operations on properties acquired during 1999. As of March 31, 2000, the Company had acquired 119 properties, as compared to 93 properties as of March 31, 1999. The increase is also due to an increase in accounts payable relating to property operating and merger expenses unpaid as of March 31, 2000.

Cash Flows From Investing Activities

The Company used $27,195,234 in cash for investing activities for the three months ended March 31, 2000 as compared to $63,295,155 for the three months ended March 31, 1999. The decrease in cash used is due primarily to the Company purchasing four additional properties during the three months ended March 31, 2000, as compared to eight additional properties during the three months ended March 31, 1999.

Cash Flows From Financing Activities

For the three months ended March 31, 2000, the Company generated $4,677,234 of cash flows from financing activities as compared to $3,668,440 for the three months ended March 31, 1999. This increase was due primarily to an increase in loan proceeds received during the three months ended March 31, 2000 of $12,137,620, as compared to no loan proceeds received during the three months ended March 31, 1999. This increase was partially offset by a decrease in proceeds received from the offering. With the termination of the Fourth Offering on December 31, 1998, proceeds were still being received from the subscriptions during the three months ended March 31, 1999. During the three months ended March 31, 2000, the proceeds received were solely from the DRP. For the three months ended March 31, 2000, the Company had proceeds from the DRP of approximately $5,600,000, compared to approximately $19,300,000 from the offering for the three months ended March 31, 1999.

Results of Operations

At March 31, 2000, the Company owned 25 single-user retail properties, 74 Neighborhood Retail Centers and 20 Community Centers.

Rental and additional rental income for the three months ended March 31, 2000 and 1999 was $38,743,745 and $25,546,650, respectively. This increase was due to the purchase of additional properties in 2000 and a full three months of operations on properties acquired during 1999. As of March 31, 2000, the Company had acquired 119 properties, as compared to 93 properties as of March 31, 1999. The purchase of additional properties also resulted in increases in net investment properties, accrued real estate taxes, property operating expenses to Affiliates and non-affiliates and depreciation expense.

Interest income decreased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. Cash and cash equivalents being invested in short-term investments has decreased primarily from the use of cash resources to purchase additional properties.

Other income increased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due to the Company receiving dividend income on the investment in securities held by the Company. The Company began to purchase the investment in securities during July 1999. The Company had purchased a total of approximately $10,660,000 of investment in securities, of which approximately $1,228,000 was sold as of March 31, 2000.

Professional services and general and administrative expenses to Affiliates and non-affiliates increased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due to services required on the increased number of investment properties and for services required for the preparation of the Merger Agreement.

General and administrative expenses - bad debt expense increased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due primarily to the increase in the allowance for doubtful accounts for the three months ended March 31, 2000. The allowance was increased due to the increased number of investment properties. In addition, Eagle Foods, a tenant at six of the Company's properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy law in February 2000. Eagle Foods is expected to file a plan of reorganization during the second quarter of 2000. Of the six stores affected, three remain open for business, one has a substitute tenant in place, and two closed in April 2000. Management of the Company is in the process of marketing these two spaces for replacement tenants and does not expect the Eagle Foods bankruptcy to have a material effect on the operations of the Company as a whole.

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. The Company paid an Advisor Asset Management Fee which represented .50 of the 1% of the Average Invested Assets for the three months ended March 31, 2000. Remaining Advisor Asset Management Fees are forfeited by the Advisor and, accordingly, not accrued for in the accompanying consolidated financial statements. For the three months ended March 31, 2000, Advisor asset management fees were $1,203,000, as compared to $325,000 for the three months ended March 31, 1999. This increase is due to the increase number of investment properties the Company owns. As of March 31, 2000, the Company had acquired 119 properties, as compared to 93 properties as of March 31, 1999.

If the merger is completed, the Company will become a self-administered real estate investment trust and will no longer incur the Advisor Asset Management Fee and Property Management Fees. The Company expects the expenses that the Company will incur for an internalized management team will be less than these fees and expenses.

Mortgage interest and accrued interest payable to non-affiliates increased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due to an increase in mortgages payable on additional properties purchased to approximately $452,755,000 from approximately $299,612,000.

Acquisition cost expenses to Affiliates and non-affiliates decreased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due to the decrease in properties being considered for acquisition by the Company.

Year 2000 Issues

As part of its year 2000 readiness plan, the Company had identified three areas for compliance efforts: business computer systems, tenants and suppliers and non-information technology systems. The Company has not experienced any problems relating to year 2000 issues in any of these areas. Total costs associated with year 2000 readiness were not material.

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

                                                     March 31,      March 31,
                                                       2000           1999
                                                       ----           ----
     Net income................................... $ 8,366,383     7,102,888
     Depreciation, net of minority interest.......   5,939,180     4,167,794
                                                   ------------  ------------
     Funds From Operations (1)....................  14,305,563    11,270,682
     Principal amortization of debt, net of
       minority interest..........................     (26,102)      (55,095)
     Deferred rent receivable, net of minority
       interest (2)...............................    (981,316)     (437,795)
     Acquisition cost expenses (3)................        -          334,162
     Rental income received under master lease
       agreements, net of minority interest (4)...     469,622       515,250
                                                   ------------  ------------
     Funds available for distribution............. $13,767,767    11,627,204
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

  (3) Acquisition cost expenses include costs and expenses relating to the acquisition of properties. These costs are estimated to be up to .5% of the Gross Offering Proceeds and are paid from the proceeds of the offering. No acquisition costs have been included for the three months ended March 31, 2000 due to the termination of the Company's Offering on December 31, 1998.

  (4) In connection with the purchase of several properties, the Company will receive payments under master lease agreements covering spaces vacant at the time of acquisition of those properties. The payments have and will continue to be made to the Company for periods ranging from one to two years from the date of acquisition of the property or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income.

The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each quarter during 1999 and 2000.  N/A  indicates the property was not owned by the Company at the end of the quarter.



                                          Gross              1999                           2000
                                                    ---------------------------    ----------------------------
                                         Leasable    at    at    at    at           at    at    at    at
                                           Area     03/31 06/30 09/30 12/31        03/31 06/30 09/30 12/31
      Properties                          (Sq Ft)    (%)   (%)   (%)   (%)          (%)   (%)   (%)   (%)
--------------------------------------- ----------- ----- ----- ----- -----        ----- ----- ----- -----
Ameritech, Joliet, IL..................      4,504   100   100   100   100          100
Antioch Plaza, Antioch, IL.............     19,810    68    68    67    67           52
Aurora Commons, Aurora, IL.............    127,302    94    94    94    93           93
Bakers Shoes, Chicago, IL..............     20,000   100   100   100   100          100
Bally's Total Fitness, St Paul, MN.....     43,000   N/A   N/A   100   100          100
Baytowne Square, Champaign, IL.........    118,842    97    97    98    97           97
Bergen Plaza, Oakdale, MN..............    270,283    97    97    97    97           98(a)
Berwyn Plaza, Berwyn, IL...............     18,138   100   100   100    26           26(b)
Burnsville Crossing, Burnsville, MN....     91,015   N/A   N/A   100   100           99
Byerly's Burnsville, Burnsville, MN....     72,365   N/A   N/A    84    84           84
Calumet Square, Calumet City, IL.......     39,936   100   100   100   100          100
Carmax, Schaumburg, IL.................     93,333   100   100   100   100          100
Carmax, Tinley Park, IL................     94,518   100   100   100   100          100
Chatham Ridge, Chicago, IL.............    175,730   N/A   N/A   N/A   N/A          100
Chestnut Court, Darien, IL.............    170,027    86    95    95    95           95
Circuit City, Traverse City, MI........     21,337   100   100   100   100          100
Cliff Lake Centre, Eagan, MN...........     74,215   N/A   N/A    72    88           79(b)
Cobblers Crossing, Elgin, IL...........    102,643    92    92    98   100          100
Crestwood Plaza, Crestwood, IL.........     20,044   100    68    68    68          100
Cub Foods, Indianapolis, IN............     67,541   100   100   100   100          100
Cub Foods, Plymouth, MN................     67,510   100   100   100   100          100
Dominick's, Countryside, IL............     62,344   100   100   100   100          100
Dominick's, Glendale Heights, IL.......     68,879   100   100   100   100          100
Dominick's, Hammond, IN................     71,313   N/A   100     0     0            0(b)
Dominick's, Highland Park, IL..........     71,442   100   100   100   100          100
Dominick's, Schaumburg, IL.............     71,400   100   100   100   100          100
Dominick's, West Chicago, IL...........     78,158   100   100   100   100          100
Downers Grove Market, Downers Grove, IL    104,445   100   100   100   100          100
Eagle Country Market, Roselle, IL......     42,283   100   100   100   100          100
Eagle Crest, Naperville, IL............     67,632   100    94    94    94           92
Eagle Foods, Buffalo Grove, IL.........     56,192   N/A   100   100   100          100
Eagle Ridge Center, Lindenhurst, IL....     56,142   N/A   100   100   100          100
Eastgate Shopping Center, Lombard, IL..    132,519    87    91    92    92           93(a)
Edinburgh Festival, Brooklyn Park, MN..     91,536   100   100   100   100          100
Elmhurst City Center, Elmhurst, IL.....     39,481   100   100    66    62           62
Fairview Hts. Plaza, Fairview Hts., IL.    167,491    78    78    78    78           78(b)
Fashion Square, Skokie, IL.............     84,580   100   100   100    81           81(b)
Gateway Square, Hinsdale, IL...........     40,170    96    96    96   100           96
Goodyear, Montgomery, IL...............     12,903    77    77    77    28           28(b)
Grand and Hunt Club, Gurnee, IL........     21,222   100   100   100   100          100
Hartford Plaza, Naperville, IL.........     43,762   100   100   100   100          100
Hawthorn Village, Vernon Hills, IL.....     98,806   100   100   100   100          100
Hickory Creek Market, Frankfort, IL....     35,451   N/A   N/A    88    65           82(a)

                                                      -24-


                                     -24-



                                          Gross              1999                           2000
                                                    ---------------------------    ----------------------------
                                         Leasable    at    at    at    at           at    at    at    at
                                           Area     03/31 06/30 09/30 12/31        03/31 06/30 09/30 12/31
      Properties                          (Sq Ft)    (%)   (%)   (%)   (%)          (%)   (%)   (%)   (%)
--------------------------------------- ----------- ----- ----- ----- -----        ----- ----- ----- -----
High Point Center, Madison, WI.........     86,009    94    82    87    92           89(b)
Hollywood Video, Hammond, IN...........      7,488   100   100   100   100          100
Homewood Plaza, Homewood, IL...........     19,000   100   100   100   100          100
Iroquois Center, Naperville, IL........    140,981    73    65    66    69           67(b)
Joliet Commons, Joliet, IL.............    158,915    97    97    93    96          100
Joliet Commons Phase II, Joliet, IL....     40,395   N/A   N/A   N/A   N/A          100
Lake Park Plaza, Michigan City, IN.....    229,639    74    74    73    71           73(b)
Lansing Square, Lansing, IL............    233,508    98    98    98    98           98
Lincoln Park Place, Chicago, IL........     10,678    60    60    60    60           60
Loehmann's Plaza, Brookfield, WI.......    107,952   100   100   100   100           84
Mallard Crossing, Elk Grove Village, IL     82,929    97    97    98    97           97
Maple Grove Retail, Maple Grove, MN....     79,130   N/A   N/A    81   100           81
Maple Park Place, Bolingbrook, IL......    220,095    99    97    97    97           97
Maple Plaza, Downers Grove, IL.........     31,298   100   100   100    87           83
Marketplace at Six Corners, Chicago, IL    117,000   100   100   100   100          100
Mundelein Plaza, Mundelein, IL.........     68,056   100   100   100    96           96
Nantucket Square, Schaumburg, IL.......     56,981   100   100   100   100          100
Naper West, Naperville, IL.............    164,812    91    92    92    93           92
Niles Shopping Center, Niles, IL.......     26,109   100   100   100    87          100
Oak Forest Commons, Oak Forest, IL.....    108,330   100   100    98    97          100
Oak Forest Commons III, Oak Forest, IL.      7,424   N/A    72    72    82           62(a)
Oak Lawn Town Center, Oak Lawn, IL.....     12,506   N/A   100   100   100          100
Orland Greens, Orland Park, IL.........     45,031   100    97    97    97           94
Orland Park Retail, Orland Park, IL....      8,500   100   100    36    36           36
Park Center Plaza, Tinley Park, IL.....    193,179    72    84    84    72           90(a)
Park Place Plaza, St. Louis Park, MN...     84,999   N/A   N/A   100   100          100
Park St. Claire, Schaumburg, IL........     11,859   100   100   100   100          100
Party City, Oakbrook Terrace, IL.......     10,000   100   100   100   100          100
Pine Tree Plaza, Janesville, WI........    187,413   N/A   N/A   N/A    93           93(a)
Plymouth Collection, Plymouth, MN......     40,815   100   100   100   100          100
Prairie Square, Sun Prairie, WI........     35,755    83    83    83    83           81
Prospect Heights, Prospect Heights, IL.     28,080    92    15    15    25           25(b)
Quarry Outlot, Hodgkins, IL............      9,650   100   100   100   100          100
Quarry Retail, Minneapolis, MN.........    273,648   N/A   N/A    99    99           99
Randall Square, Geneva, IL.............    205,164   N/A    87    82    94           93(a)
Regency Point, Lockport, IL............     54,911    97    97    97    98          100
Riverdale Commons, Coon Rapids, MN.....    168,277   N/A   N/A    98    99           97
Riverdale Outlot, Coon Rapids, MN......      6,566   N/A   N/A   N/A   N/A          100
Riverplace Center, Noblesville, IN.....     74,414   100   100   100    94           94
Riversquare Center, Naperville, IL.....     58,556    95    95    87    76           71(b)
Rivertree Court, Vernon Hills, IL......    298,862    99    99    99    99           99
Rose Naper Plaza East, Naperville, IL..     11,658   N/A   N/A   N/A   N/A          100
Rose Naper Plaza West, Naperville, IL..     14,335   N/A   N/A   100   100          100
Rose Plaza, Elmwood Park, IL...........     24,204   100   100   100   100          100
Salem Square, Countryside, IL..........    112,310    97    97    97    93           93
St. James Crossing, Westmont, IL.......     49,994    91    91    91    83           90

                                                      -25-



                                     -25-



                                          Gross              1999                           2000
                                                    ---------------------------    ----------------------------
                                         Leasable    at    at    at    at           at    at    at    at
                                           Area     03/31 06/30 09/30 12/31        03/31 06/30 09/30 12/31
      Properties                          (Sq Ft)    (%)   (%)   (%)   (%)          (%)   (%)   (%)   (%)
--------------------------------------- ----------- ----- ----- ----- -----        ----- ----- ----- -----
Schaumburg Plaza, Schaumburg, IL.......     61,485    93    93    93    93           90
Schaumburg Promenade, Schaumburg, IL...     91,825   N/A   N/A   N/A   100          100
Sears, Montgomery, IL..................     34,300   100   100   100   100          100
Sequoia Shopping Center, Milwaukee, WI.     35,407   100   100   100    93           93
Shingle Creek, Brooklyn Center, MN.....     39,456   N/A   N/A    66    73           75
Shops/Coopers Grv, Ctry Club Hills, IL.     72,518   100   100   100   100           23(b)
Shoppes of Mill Creek, Palos Park, IL..    102,443    98    98    96    97           98
Shorecrest Plaza, Racine, WI...........     91,244    89    89    89    89           89
Six Corners, Chicago, IL...............     80,650    88    90    90    89           89
Springboro Plaza, Springboro, OH.......    154,034   100   100   100   100          100
Spring Hill Fashion Ctr, W. Dundee, IL.    125,198    95    95   100    97           97
Staples, Freeport, IL..................     24,049   100   100   100   100          100
Stuart's Crossing, St. Charles, IL.....     70,529   N/A   N/A   N/A   100           93
Summit of Park Ridge, Park Ridge, IL...     33,252    93    88    88    84           88
Terramere Plaza, Arlington Heights, IL.     40,965    86    86    86    79           79(b)
Two Rivers Plaza, Bolingbrook, IL......     57,900   100   100   100   100          100
United Audio Center, Schaumburg, IL....      9,988   N/A   N/A   100   100          100
Walgreens, Decatur, IL.................     13,500   100   100   100   100          100
Walgreens, Woodstock, IL...............     15,856   100   100   100   100          100
Wauconda Shopping Center, Wauconda, IL.     31,157   100   100   100    92          100
Western and Howard, Chicago, IL........     12,784   100   100   100    38           38(b)
West River Crossing, Joliet, IL........     31,132   N/A   N/A    87    87           74(a)
Wilson Plaza, Batavia, IL..............     11,160   100   100   100   100          100
Winnetka Commons, New Hope, MN.........     42,415   100   100   100   100          100
Wisner/Milwaukee Plaza, Chicago, IL....     14,677   100   100   100   100          100
Woodfield Commons E/W, Schaumburg, IL..    207,583    89    86    86    95           95(a)
Woodfield Plaza, Schaumburg, IL........    177,160    97    97    82    82           82(a)
Woodland Commons, Buffalo Grove, IL....    170,070   100    99    97    97           98
Woodland Heights, Streamwood, IL.......    120,436    81    81    81    81           82
Zany Brainy, Wheaton, IL...............     12,499   100   100   100   100          100
                                        -----------
                                         9,233,331
                                        ===========

(a) As part of the purchase of these properties the Company receives rent under master lease agreements on the space which was vacant at the  time  of  the  purchase which results in economic occupancy ranging from 90% to 100% at March 31, 2000  for  each  of  these centers.  The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased.

(b)  The Company received rent from tenants  who  have  vacated  but are still obligated under their lease terms which results in economic occupancy ranging from 69% to 100% at March 31, 2000 for each of these centers.





                                                  -26-

Subsequent Events

In  April  2000,  the  Company  paid   a  distribution  of  $4,398,759  to  the
Stockholders.

On May 10, 2000, the proxy and its related materials was mailed to all stockholders of record as of April 30, 2000.

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

Approximately $104,723,000, or 23% of  the Company's mortgages payable at March
31, 2000, have variable  interest  rates  averaging  7.3%.   An increase in the
variable interest rate on certain mortgages payable constitutes a market risk.


                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: Required by the Securities and Exchange Commission Regulations S-K. Item 601.

      The following exhibits are filed as part of this document:

  Item No.    Description

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

       3.3    Inland Monthly Income Fund III, Inc. Articles of Amendment (3)

       3.4 Inland Real Estate Corporation Articles of Amendment of Second Articles of Amendment and Restatement (1)

       4.1    Specimen Stock Certificate (1)

      10.1 Advisory Agreement between Inland Real Estate Corporation and Inland Real Estate Advisory Services dated October 14, 1994 (2)

      10.1(a) Amendment No. 1 to the  Advisory Agreement dated October 13, 1995
              (4)

      10.1(b) Amendment No. 2 to the  Advisory Agreement dated October 13, 1996
              (4)
      10.1(c) Amendment No. 3 to the Advisory Agreement effective as of October
              13, 1997 (1)

      10.1(d) Amendment No. 4 to  the  Advisory  Agreement dated March 27, 1998
              (5)

      10.1(e) Amendment No. 5 to  the  Advisory  Agreement dated March 31, 1998
              (5)

      10.2    Form  of  Management   Agreement   Between   Inland  Real  Estate
              Corporation and Inland Commercial Property Management, Inc. (3)

      10.3    Amended and Restated Independent Director Stock Option Plan (2)

      10.4 Agreement and Plan of Merger by and among Inland Real Estate Corporation, Inland Advisors, Inc., Inland Management Corporation, Inland Real Estate Investment Corporation, Inland Real Estate Advisory Services, Inc., The Inland Property Management Group, Inc., Inland Commercial Property Management, Inc., and The Inland Group, Inc. dated March 7, 2000 (6)

      27      Financial Data Schedule

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

      (6) Included in Registrant's Current Report on Form 8-K (file number 000-28382) as filed by the Registrant on March 21, 2000.


(b) Report on Form 8-K dated March 7, 2000
         Item 5.  Other Events

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND REAL ESTATE CORPORATION

                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chief Executive Officer
                            Date: May 12, 2000


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Chief Financial and Accounting Officer
                            Date: May 12, 2000