Form 10-Q
period 2000-06-30
INLAND REAL ESTATE CORP
filed 2000-08-11
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

Or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  No

As of August 11, 2000, there were 62,207,615 Shares of Common Stock outstanding.

Part I - Financial Statements

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets

June 30, 2000 and December 31, 1999
(unaudited)

Assets
	June 30, 2000	December 31, 1999

Investment properties (Note 3):
Land	$ 277,382,642	271,905,942
Construction in progress (Note 7)	2,047,811	1,699,356
Building and improvements	692,459,369	671,201,002

	971,889,822	944,806,300
Less accumulated depreciation	50,490,030	37,424,871

Net investment properties	921,399,792	907,381,429

Cash and cash equivalents including amounts held by property manager (Note 1)	15,126,660	19,424,343
Investment in securities (net of allowance for unrealized loss of $944,678 and $2,088,633 at June 30, 2000 and December 31, 1999, respectively) (Note 1)	8,486,663	8,570,656
Investment in marketable securities	260,000	260,000
Restricted cash	8,825,234	15,340,902
Accounts and rents receivable (net of allowance for doubtful accounts of $1,904,680 and $1,064,256 at June 30, 2000 and December 31, 1999, respectively) (Note 4)	27,297,505	19,794,687
Mortgage receivable (Note 5)	12,302,609	6,495,541
Deposits and other assets	389,225	358,986
Leasing fees (net of accumulated amortization of $91,746 and $39,031 at June 30, 2000 and December 31, 1999, respectively)	460,491	360,486
Loan fees (net of accumulated amortization of $1,403,251 and $1,029,522 at June 30, 2000 and December 31, 1999, respectively)	4,170,696	4,294,942

Total assets	$ 998,718,875	982,281,972
	=============	=============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

June 30, 2000 and December 31, 1999
(unaudited)

Liabilities and Stockholders' Equity
	June 30, 2000	December 31, 1999
Liabilities:
Accounts payable	$ 958,096	384,665
Accrued interest payable to Affiliates	4,421	4,468
Accrued interest payable to non-affiliates	2,052,105	1,786,331
Accrued real estate taxes	20,637,109	18,829,084
Distributions payable (Note 11)	4,263,730	4,374,462
Security deposits	1,947,753	1,976,082
Mortgages payable (Note 6)	460,701,357	440,740,296
Prepaid rents and unearned income	1,519,038	1,536,008
Other liabilities	2,681,849	8,525,986
Due to Affiliates (Note 2)	83,392	1,517,775

Total liabilities	494,848,850	479,675,157

Minority interest (Note 1)	26,794,209	27,112,690

Stockholders' Equity (Notes 1 and 2):
Preferred stock, $.01 par value, 6,000,000 Shares authorized; none issued and outstanding at June 30, 2000 and December 31, 1999	-	-
Common stock, $.01 par value, 100,000,000 Shares authorized; 55,919,919 and 55,398,888 Shares issued and outstanding at June 30, 2000 and December 31, 1999, respectivel y	559,199	553,988
Additional paid-in capital (net of offering costs of $58,816,092, of which $52,218,524 was paid to Affiliates)	518,784,647	512,567,043
Accumulated distributions in excess of net income	(41,323,352)	(35,538,273)
Accumulated other comprehensive income (loss)	(944,678)	(2,088,633)

Total stockholders' equity	477,075,816	475,494,125

Commitments and contingencies (Notes 4, 6, 7 and 10)

Total liabilities and stockholders' equity	$ 998,718,875	982,281,972
	=============	=============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Operations

For the three and six months ended June 30, 2000 and 1999
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
Income:
Rental income (Notes 1 and 4)	$ 26,346,988	20,446,223	52,201,184	39,072,302
Additional rental income	11,484,601	6,937,095	24,374,150	13,857,666
Interest income	810,755	1,221,419	1,196,669	2,747,791
Other income	858,461	170,925	1,265,796	288,264
	39,500,805	28,775,662	79,037,799	55,966,023
Expenses:
Professional services to Affiliates	19,281	26,269	98,112	49,051
Professional services to non-affiliates	324,101	79,758	940,490	220,728
General and administrative to Affiliates	83,170	149,205	220,292	295,606
General and administrative expenses to non-affiliates	141,359	268,426	439,116	352,334
General and administrative expenses - bad debt expense	188,541	-	1,336,869	-
Advisor asset management fee	1,210,500	850,000	2,413,500	1,175,000
Property operating expenses to Affiliates	1,554,561	1,175,157	3,044,834	2,246,911
Property operating expenses to non- affiliates	9,653,590	7,791,855	21,155,025	15,740,043
Mortgage interest to Affiliates	13,285	13,563	26,642	27,192
Mortgage interest to non-affiliates	8,397,778	5,553,177	16,489,092	11,197,345
Depreciation	6,801,646	4,611,544	13,065,159	8,940,498
Amortization	48,266	7,372	87,248	34,491
Acquisition cost expenses to Affiliates	43,773	67,397	81,803	282,101
Acquisition cost expenses to non- affiliates	3,423	29,938	(20,904)	149,396

	28,483,274	20,623,661	59,377,278	40,710,696
Income before minority interest	11,017,531	8,152,001	19,660,521	15,255,327
Minority interest	(441,260)	81,981	(717,867)	81,543
Net income before comprehensive income	10,576,271	8,233,982	18,942,654	15,336,870
Other comprehensive income:
Unrealized holding gain on investment securities	582,161	-	1,143,955	-
Comprehensive income	$ 11,158,432	8,233,982	20,086,609	15,336,870
	==========	==========	==========	===========
Net income before comprehensive income per common share, basic and diluted (Note 8)	$ .19	.15	.34	.29
	==========	==========	==========	===========
Weighted average common stock shares outstanding	55,963,197	54,141,838	55,861,712	53,350,495
	==========	==========	==========	===========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

June 30, 2000
(unaudited)
	Common Stock	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2000	$ 553,988	512,567,043	(35,538,273)	(2,088,633)	475,494,125

Net income	-	-	18,942,654	-	18,942,654

Other comprehensive income	-	-	-	1,143,955	1,143,955
Distributions declared ($.44 for the six months ended June 30, 2000 per weighted average common stock shares outstanding)	-	-	(24,727,733)	-	(24,727,733)

Proceeds from Offering including DRP	10,766	11,239,760	-	-	11,250,526

Treasury stock	(5,555)	(5,022,156)	-	-	(5,027,711)

Balance June 30, 2000	$ 559,199	518,784,647	(41,323,352)	(944,678)	477,075,816
	=========	==========	==========	==========	===========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the six months ended June 30, 2000 and 1999
(unaudited)
	Six months	Six months
	ended	ended
	June 30, 2000	June 30, 1999
Cash flows from operating activities:
Net income	$ 18,942,654	15,336,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,065,159	8,940,498
Amortization	87,248	34,491
Minority interest	717,867	(81,543)
Rental income under master lease agreements	810,570	840,189
Straight line rental income	(1,995,844)	(973,891)
Interest on unamortized loan fees	339,196	227,085
Changes in assets and liabilities:
Accounts and rents receivable	(5,506,974)	(2,367,217)
Other assets	(30,239)	1,332,744
Accounts payable	573,431	847,008
Accrued interest payable	265,727	(336,245)
Accrued real estate taxes	1,808,025	1,220,329
Security deposits	(28,329)	275,857
Other liabilities	(5,844,137)	6,975,541
Due to Affiliates	(1,434,383)	867,696
Prepaid rents and unearned income	(16,970)	937,693

Net cash provided by operating activities	21,753,001	34,077,105

Cash flows from investing activities:
Restricted cash	6,515,668	(6,225,849)
Purchase of investment securities	-	(6,369,476)
Sale of investment securities	1,227,948	-
Additions to investment properties	(2,567,022)	(2,877,058)
Purchase of investment properties	(24,978,615)	(120,666,196)
Mortgage receivable	(5,807,068)	(5,042,500)
Construction in progress	(348,455)	(173,806)
Proceeds from sale of land	-	1,117,665
Deposits on investment properties	-	100,000
Leasing fees	(152,720)	-

Net cash used in investing activities	(26,110,264)	(140,137,220)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the six months ended June 30, 2000 and 1999
(unaudited)
	Six months	Six months
	ended	ended
	June 30, 2000	June 30, 1999
Cash flows from financing activities:
Proceeds from offering, including DRP	$ 11,250,526	24,356,844
Repurchases of shares	(5,027,711)	(1,259,672)
Payments of offering costs	-	(2,174,276)
Loan proceeds	20,204,320	57,450,000
Loan fees	(249,483)	(620,613)
Distributions paid	(25,874,813)	(23,708,768)
Principal payments of debt	(243,259)	(938,481)

Net cash provided by financing activities	59,580	53,105,034

Net decrease in cash and cash equivalents	(4,297,683)	(52,955,081)

Cash and cash equivalents at beginning of period	19,424,343	123,056,702

Cash and cash equivalents at end of period	$ 15,126,660	70,101,621
	============	============

Supplemental schedule of noncash investing and financing activities:

Increase in investment properties	$ (24,978,615)	(132,136,099)
Assumption of mortgage debt	-	11,469,903

Purchase of investment properties	$ (24,978,615)	(120,666,196)
	============	============

Distributions payable	$ 4,263,730	4,022,883
	============	============

Cash paid for interest	$ 15,910,811	11,118,153
	===========	============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2000
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

On October 14, 1994, the Company commenced an initial public offering of common stock ('"Shares"), on a best effort basis at $10 per Share followed by three additional offerings for a total of 51,642,397 Shares. As of June 30, 2000, the Company has issued 5,442,009 Shares through the Company's Distribution Reinvestment Program ("DRP"). As of June 30, 2000, the Company has repurchased a total of 1,164,487 Shares through the Company's Share Repurchase Program, for an aggregate amount of $10,541,359 repurchased through the Share Repurchase Program. As a result, gross offering proceeds from the Offerings ("Gross Offering Proceeds") total $578,159,938, as of June 30, 2000.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at June 30, 2000 consists of preferred stock investments in various real estate investment trusts and is classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned and is included in other income in the accompanying consolidated financial statements. Sales of investment securities available-for-sale during the three months ended June 30, 2000 resulted in a gain on sale of $46,650.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2000
(unaudited)

During the second quarter if 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Currently, the pronouncement has no impact on the Company, as the Company has not utilized derivative instruments or entered into any hedging activities.

The accompanying consolidated financial statements include the accounts of the Company, Inland Joliet Commons, LLC, Inland Ryan LLC and Inland Ryan Cliff Lake LLC. Due to the Company's ability as managing member to directly control the LLCs, they are consolidated for financial reporting purposes. The third parties' interests are reflected as minority interest in the accompanying consolidated financial statements.

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

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2000
(unaudited)

(2) Transactions with Affiliates

The Advisor and its Affiliates were entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the administration of the Company. Such costs of $98,112, $220,292 and $81,803 are allocated among professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed to Affiliates, respectively, for the six months ended June 30, 2000. Such costs of $49,051, $295,606 and $282,101 are allocated among professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expensed to Affiliates, respectively, for the six months ended June 30, 1999.

An Affiliate of the Advisor holds the mortgage on the Walgreens, Decatur, IL property. As of June 30, 2000, the remaining balance of the mortgage is $692,937. For the six months ended June 30, 2000, the Company paid principal and interest payments totaling $34,133 on this mortgage.

The Advisor and its Affiliates were entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to selecting, evaluating and acquiring of properties. Such amounts are included in building and improvements for those costs relating to properties purchased. Such amounts are included in acquisition cost expenses to Affiliates for costs relating to properties not acquired.

The Advisor is entitled to receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualified as a REIT, the Advisor would have reimbursed the Company: (i) to the extent that the Advisor Asset Management Fee plus other operating expenses paid during the previous calendar year exceeded 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's net income for that calendar year; and (ii) to the extent that stockholders have not received an annual distribution equal to or greater than an 8% current return. The Company incurred $2,413,500 and $1,175,000 of Advisor Asset Management Fees for the six months ended June 30, 2000 and 1999, respectively, of which $10,500 and $1,500,000 was unpaid at June 30, 2000 and December 31, 1999, respectively. Remaining Advisor Asset Management Fees were forfeited by the Advisor and, accordingly, not accrued for in the accompanying consolidated financial statements.

An Affiliate of the Advisor is entitled to receive Property Management Fees for management and leasing services. Such fees could not exceed 4.5% of the gross income earned by the Company on properties managed. The Company incurred and paid Property Management Fees of $3,044,834 and $2,246,911 for the six months ended June 30, 2000 and 1999, respectively.

Upon completion of the Merger (see Note 11), the Company became a self-administered real estate investment trust and will no longer incur the Advisor Asset Management Fee and Property Management Fees.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2000
(unaudited)

(3) Investment Properties

In connection with the purchase of several properties, the Company will receive payments under master lease agreements covering spaces of several properties vacant at the time of acquisition of these properties. The payments have and will continue to be made to the Company for periods ranging from one to two years from the date of acquisition of the property or until the spaces are leased and tenants begin paying rent. GAAP requires the Company to reduce the purchase price of the property as these payments are received, rather than record the payments as rental income. The cumulative amount of such payments was $5,959,229 and $5,148,659 as of June 30, 2000 and December 31, 1999, respectively (Note 4).

(4) Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $1,995,844 and $973,891 for the six months ended June 30, 2000 and 1999, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $7,393,870 and $5,398,026 in related accounts and rents receivable as of June 30, 2000 and December 31, 1999, respectively. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of their pro rata share of the real estate taxes and operating expenses of the property. Estimated amounts are billed throughout the year and billings representing the difference between these estimates and the actual amounts due in the amount of approximately $796,000 are included in the six months ended June 30, 2000.

(5) Mortgage Receivable

On May 28, 1999, the Company entered into a construction loan agreement with an unaffiliated third party, the borrower, for an aggregate loan amount of $15,500,000 secured by Thatcher Woods Shopping Center in River Grove, Illinois. The construction loan matures on December 31, 2000 and requires the borrower to make monthly interest-only payments on amounts disbursed at a rate of 9%. The Company, at its option, may elect to purchase this property, upon completion, subject to certain fair-value-based criteria stated in the contract. As of June 30, 2000, the principal balance of this mortgage receivable is $12,149,805.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2000
(unaudited)

(6) Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at June 30, 2000 and December 31, 1999:
	Interest
	Rate at		Current		Balance at
	June 30,	Maturity	Monthly	Balance at	December 31,
	2000	Date	Payment	June 30, 2000	1999

Mortgage payable to Affiliate:
Inland Mortgage Servicing Corp. (a)	7.65%	05/2004	$ 5,689	$ 692,937	$ 700,381

Mortgages payable to non- affiliates:
Bank One (a)	8.44%	08/2000	(b)	4,203,619	4,241,187
LaSalle Bank N.A.	7.85%	10/2003	57,992	8,865,000	8,865,000
LaSalle Bank N.A.	7.85%	09/2003	25,872	3,955,000	3,955,000
LaSalle Bank N.A.	7.59%	01/2004	81,277	12,850,000	12,850,000
LaSalle Bank N.A.	7.80%	02/2004	83,460	12,840,000	12,840,000
John Hancock (a) (c)	9.00%	10/2001	85,423	8,890,767	9,000,328
LaSalle Bank N.A.	7.65%	06/2004	65,133	10,216,880	10,216,880
LaSalle Bank N.A.	7.49%	06/2004	61,116	9,791,500	9,791,500
LaSalle Bank N.A.	7.23%	01/2005	28,183	4,677,795	4,677,795
Allstate	7.21%	12/2004	38,453	6,400,000	6,400,000
LaSalle Bank N.A.(d)	5.18%	12/2014	19,740	6,200,000	6,200,000
LaSalle Bank N.A.	7.28%	03/2005	25,041	4,050,000	4,050,000
LaSalle Bank N.A.	6.99%	04/2003	6,827	1,150,000	1,150,000
LaSalle Bank N.A.	7.00%	04/2005	106,404	17,897,500	17,897,500
Allstate	7.00%	02/2005	31,946	5,476,500	5,476,500
Allstate	7.00%	01/2005	23,917	4,100,000	4,100,000
Allstate	7.15%	01/2005	18,173	3,050,000	3,050,000
Allstate	7.10%	03/2003	17,620	2,978,000	2,978,000
Allstate	6.65%	05/2005	53,200	9,600,000	9,600,000
Allstate (e)	9.25%	12/2009	30,125	3,908,082	3,908,082
Allstate	6.82%	08/2005	60,243	10,600,000	10,600,000
LaSalle Bank N.A.	6.50%	12/2005	72,123	13,500,000	13,500,000
Allstate	6.66%	10/2003	17,483	3,150,000	3,150,000
Allstate	7.00%	12/2003	65,333	11,200,000	11,200,000

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2000
(unaudited)
	Interest
	Rate at		Current		Balance at
	June 30,	Maturity	Monthly	Balance at	December 31,
	2000	Date	Payment	June 30, 2000	1999

Berkshire Mortgage (a)	7.79%	10/2007	$ 105,719	$ 14,383,907	$ 14,447,153
Woodmen of the World	6.75%	06/2008	26,015	4,625,000	4,625,000
Lehman secured financing (f)	6.36%	10/2008	299,025	54,600,000	54,600,000
Column secured financing (g)	7.00%	11/2008	150,695	25,000,000	25,000,000
Principal Life Ins.	6.24%	09/2001	55,820	10,734,710	10,734,710
Bear, Stearns secured financing (h)	6.86%	06/2004	328,662	57,450,000	57,450,000
LaSalle Bank N.A.	7.94%	10/2004	(i)	34,017,000	34,017,000
Allstate	7.79%	10/2004	(i)	35,787,000	35,787,000
Midland Loan Serv. (a)	7.86%	01/2008	37,649	5,095,840	5,121,280
LaSalle Bank N.A.	7.94%	12/2004	(i)	8,910,000	8,910,000
LaSalle Bank N.A	8.04%	12/2004	(i)	9,650,000	9,650,000
LaSalle Bank N.A.	7.94%	01/2005	(i)	9,737,620	-
LaSalle Bank N.A.	8.04%	03/2005	(i)	2,400,000	-
LaSalle Bank N.A	8.04%	04/2005	(i)	2,467,700	-
LaSalle Bank N.A	8.04%	06/2005	(i)	2,867,000	-
LaSalle Bank N.A	7.69%	06/2005	(i)	2,732,000	-

Mortgages Payable				$ 460,701,357	440,740,296

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

As part of the purchase of this property, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 offered by the Village of Skokie, Illinois. The interest rate floats and is reset weekly by a re-marketing agent. The rate at June 30, 2000 is 5.18%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the bond outstanding. In addition, there is a .125% re-marketing fee paid annually and trustee fee of $250 paid quarterly.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2000
(unaudited)

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

(7) Construction in Progress

On August 6, 1998, the Company acquired title to approximately 27 acres of land in St. Charles, Illinois, to be developed into a 204,640 square foot shopping center to be known as "Stuart's Crossing" from an unaffiliated third party. The initial purchase price of $14,176,627 was funded with cash and cash equivalents. The purchase price consisted of $5,351,744 for land and $8,824,883 which has been placed in a development escrow for infrastructure development, construction, and a deposit on the final purchase price of a 70,640 square foot Jewel Food Store and adjacent stores. In July 1999, the Jewel Food Store was completed and $6,069,437 was released from escrow that represents the final purchase price of the Jewel Food Store. Additionally, $1,434,037 of construction in progress was recorded as operating property. In November 1999, the Company funded an additional $1,221,750 to escrow for the construction of a 15,000 square foot store space adjacent to the Jewel Food Store. Contingent upon the lease-up of the 15,000 square foot space, the Company is required to deposit additional cash into the development escrow to fund the space's final purchase price. As of June 30, 2000, $152,804 of this development escrow is included in mortgage receivable and $1,763,098 is included in construction in progress.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2000
(unaudited)

(8) Earnings per Share

Basic earnings per share ("EPS") are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of June 30, 2000, options to purchase 16,500 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding.

As of June 30, 2000, warrants to purchase 1,156,520 shares of common stock at a price of $12.00 per share had been issued, but not exercised. These warrants have no value.

The weighted average number of common shares outstanding was 55,861,712 and 53,350,495 for the six months ended June 30, 2000 and 1999, respectively.

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

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2000
(unaudited)

The property revenues, property net operations, and property assets of the reportable segments are summarized in the following tables as of June 30, 2000 and 1999, and for the six month periods then ended, along with a reconciliation to net income:
	2000	1999

Total property revenues	$ 77,841,130	53,218,232
Total property operating expenses	24,199,859	17,986,954
Mortgage interest	16,515,734	11,224,537

Net property operations	37,125,537	24,006,741

Interest income	1,196,669	2,747,791
Less non property expenses:
Professional services	1,038,602	269,779
General and administrative	1,996,277	647,940
Advisor asset management fee	2,413,500	1,175,000
Depreciation and amortization	13,152,407	8,974,989
Acquisition cost expense	60,900	431,497

Income before minority interest	$ 19,660,520	15,255,327
	===========	==========

Net investment properties	$ 921,399,792	753,565,196
	===========	==========

(10) Commitments and Contingencies

In connection with a tax increment-financing district for three of the Company's properties, the Company is contingently liable for any shortfalls in the Tax Increment as defined. At June 30, 2000, the Company does not believe any shortfall under the Tax Increment will be due.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2000
(unaudited)

(11) Subsequent Events

On July 1, 2000, the Company became a self-administered real estate investment trust by completing its acquisition of Inland Real Estate Advisory Service, Inc., the Company's advisor (the "Advisor") and Inland Commercial Property Management, Inc., the Company's property manager (the "Manager"), through a merger in which two wholly owned subsidiaries of the Company were merged with and into the Advisor and the Manager respectively, with the Advisor and the Manager the surviving entities (the "Merger"). As a result of the Merger, the Company issued to Inland Real Estate Investment Corporation, the sole shareholder of the Advisor ("IREIC"), and The Inland Property Management Group, Inc., the sole shareholder of the Manager ("TIPMG"), an aggregate of 6,181,818 shares of the Company's common stock at $11 per share, or approximately 10% of the Company's common stock taking into account such issuance. The expense of these shares and additional costs relating to the Merger will be reported as an operational expense on the Company's Consolidated Statements of Operations and will be included in the Company's calculation of Funds from Operations.

In July 2000, the Company paid a distribution of $4,263,730 to its Stockholders.

Eagle Foods, a tenant at six of the Company's properties, filed for Chapter 11 bankruptcy protection under the Federal bankruptcy law in February 2000. Of the six stores affected, three remain open for business, one has a substitute tenant in place, and two closed in April 2000. On July 7, 2000, Eagle Foods rejected their lease on the two closed centers. Management of the Company is in the process of marketing these two spaces for replacement tenants and does not expect the Eagle Foods bankruptcy to have a material effect on the operations of the Company as a whole.

On August 1, 2000, the mortgage payable secured by the Regency Point property located in Lockport, Illinois matured. The mortgage, which had an interest rate of 8.44% and a principal balance of $4,196,898, was paid in full by the Company.

The Company is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

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

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and short-term investments. Cash and cash equivalents at June 30, 2000 and December 31, 1999 were $15,126,660 and $19,424,343, respectively. The decrease in cash and cash equivalents since December 31, 1999 resulted primarily from the use of cash resources to purchase additional properties, pay distributions and repurchase shares through the Share Repurchase Program. Partially offsetting the decrease in cash and cash equivalents was additional proceeds received through the Company's Distribution Reinvestment Program ("DRP"). The Company intends to use cash and cash equivalents to purchase additional properties, to pay distributions and for working capital requirements. The source of future cash for investing in properties will be from financing obtained on currently unencumbered properties and proceeds from the Company's DRP.

As of June 30, 2000, the Company had acquired 119 properties. The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. Distributions declared for the six months ended June 30, 2000 were $24,727,733 or $.44 per weighted average common stock shares outstanding, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased from $34,077,105 for the six months ended June 30, 1999 to $21,753,001 for the six months ended June 30, 2000. This decrease was primarily a result of a decrease in other liabilities, which are third-parties escrow held, and an increase in accounts and rents receivable and depreciation expense resulting from the increase in properties owned by the Company. As of June 30, 2000, the Company had acquired 119 properties, as compared to 99 properties as of June 30, 1999.

Cash Flows from Investing Activities

The Company used $26,110,264 in cash for investing activities for the six months ended June 30, 2000 as compared to $140,137,220 for the six months ended June 30, 1999. The decrease in cash used is due primarily to the Company purchasing four additional properties during the six months ended June 30, 2000, as compared to fourteen additional properties during the six months ended June 30, 1999.

Cash Flows from Financing Activities

For the six months ended June 30, 2000, the Company generated $59,580 of cash flows from financing activities as compared to $53,105,034 for the six months ended June 30, 1999. This decrease was due primarily to an decrease in loan proceeds received during the six months ended June 30, 2000 of $20,204,320, as compared to loan proceeds received during the six months ended June 30, 1999 of $57,450,000. This decrease was also due to a decrease in proceeds received from the offering including the DRP. With the termination of the Fourth Offering on December 31, 1998, proceeds were still being received from the subscriptions during the six months ended June 30, 1999. During the six months ended June 30, 2000, the proceeds received were solely from the DRP. For the six months ended June 30, 2000, the Company had proceeds from the DRP of $11,250,526, compared to $24,356,844 from the offering and DRP for the six months ended June 30, 1999.

Results of Operations

At June 30, 2000, the Company owned 25 single-user retail properties, 74 Neighborhood Retail Centers and 20 Community Centers. Rental and additional rental income increased for the three and six months ended June 30, 2000, as compared to the three and six months ended June 30, 1999, due to the purchase of additional properties in 2000 and a full six months of operations on properties acquired during 1999. As of June 30, 2000, the Company had acquired 119 properties, as compared to 99 properties as of June 30, 1999. The purchase of additional properties also resulted in increases in net investment properties, accrued real estate taxes, property operating expenses to Affiliates and non-affiliates and depreciation expense.

Interest income decreased for the three and six months ended June 30, 2000, as compared to the three and six months ended June 30, 1999, due to a decrease in investing cash and cash equivalents in short-term investment instruments due to the use of cash resources to purchase additional properties.

Other income increased for the three and six months ended June 30, 2000, as compared to the three and six months ended June 30, 1999, due to the Company receiving dividend income on the investment in securities held by the Company. The Company began to purchase the investment in securities during July 1999. The Company had purchased a total of approximately $10,660,000 of investment in securities, of which approximately $1,228,000 was sold as of June 30, 2000. Also included in other income for the three and six months ended June 30, 2000 is a one-time lease termination fee of $500,000 received upon termination of a lease at one of the Company's properties. The Company has signed a lease for this space and has begun receiving rent from the new tenant.

Professional services to Affiliates and non-affiliates increased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to services required on the increased number of investment properties and for services required for the preparation of the merger.

General and administrative expenses to Affiliates decreased for the three and six months ended June 30, 2000, as compared to the three and six months ended June 30, 1999, due to decreases in mortgage servicing fees, postage and data processing expenses. General and administrative expenses to non-affiliates increased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to services required on the increased number of investment properties and for services required for the preparation of the Merger.

General and administrative expenses - bad debt expense increased for the three and six months ended June 30, 2000, as compared to the three and six months ended June 30, 1999, due primarily to the increase in the allowance for doubtful accounts for the three and six months ended June 30, 2000. The allowance was increased due to the increased number of investment properties.

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. The Company paid an Advisor Asset Management Fee that represented .50 of the 1% of the Average Invested Assets for the six months ended June 30, 2000. Remaining Advisor Asset Management Fees have been forfeited by the Advisor and, accordingly, not accrued for in the accompanying consolidated financial statements. For the six months ended June 30, 2000, Advisor asset management fees were $2,413,500, as compared to $1,175,000 for the six months ended June 30, 1999. This increase is due to the increase number of investment properties the Company owns. As of June 30, 2000, the Company had acquired 119 properties, as compared to 99 properties as of June 30, 1999.

Upon completion of the Merger (see Note 11), the Company became a self-administered real estate investment trust and will no longer incur the Advisor Asset Management Fee and Property Management Fees.

Mortgage interest and accrued interest payable to non-affiliates increased for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, due to an increase in mortgages payable on additional properties purchased to approximately $460,701,000 from approximately $356,963,000.

Acquisition cost expenses to Affiliates and non-affiliates decreased for the three and six months ended June 30, 2000, as compared to the three and six months ended June 30, 1999, due to the decrease in properties being considered for acquisition by the Company.

Year 2000 Issues

As part of its year 2000 readiness plan, the Company had identified three areas for compliance efforts: business computer systems, tenants and suppliers and non-information technology systems. The Company has not experienced any problems relating to year 2000 issues in any of these areas. Total costs associated with year 2000 readiness were not material.

Funds from Operations

One of the Company's objectives is to provide cash distributions to its stockholders from cash generated by the Company's operations. Cash generated from operations is not equivalent to the Company's net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property plus depreciation on real property and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of the Company's performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions. FFO and funds available for distribution are calculated as follows:
	Six months ended	Six months ended
	June 30, 2000	June 30, 1999

Net income	$ 18,942,654	15,336,870
Depreciation, net of minority interest	12,386,073	8,618,178

Funds From Operations (1)	31,328,727	23,955,048
Principal amortization of debt, net of minority interest	(50,863)	(103,122)
Deferred rent receivable, net of minority interest (2)	(1,896,239)	(973,891)
Rental income received under master lease agreements, net of minority interest (3)	808,761	840,189

Funds available for distribution	$ 30,190,386	23,718,224
	===========	==========

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
	Gross
	Leasable
	Area	03/31/99	06/30/99	09/30/99	12/31/99	03/31/00	06/30/00	09/30/00	12/31/00
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Ameritech, Joliet, IL	4,504	100	100	100	100	100	100
Antioch Plaza, Antioch, IL	19,810	68	68	67	67	52	52
Aurora Commons, Aurora, IL	127,302	94	94	94	93	93	93
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100	100
Bally's Total Fitness, St Paul, MN	43,000	N/A	N/A	100	100	100	100
Baytowne Square, Champaign, IL	118,842	97	97	98	97	97	96
Bergen Plaza, Oakdale, MN	270,283	97	97	97	97	98	99(a)
Berwyn Plaza, Berwyn, IL	18,138	100	100	100	26	26	26(b)
Burnsville Crossing, Burnsville, MN	91,015	N/A	N/A	100	100	99	100
Byerly's Burnsville, Burnsville, MN	72,365	N/A	N/A	84	84	84	84
Calumet Square, Calumet City, IL	39,936	100	100	100	100	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100	100
Chatham Ridge, Chicago, IL	175,730	N/A	N/A	N/A	N/A	100	100
Chestnut Court, Darien, IL	170,027	86	95	95	95	95	95
Circuit City, Traverse City, MI	21,337	100	100	100	100	100	100
Cliff Lake Centre, Eagan, MN	74,215	N/A	N/A	72	88	79	88
Cobblers Crossing, Elgin, IL	102,643	92	92	98	100	100	98
Crestwood Plaza, Crestwood, IL	20,044	100	68	68	68	100	100
Cub Foods, Buffalo Grove, IL	56,192	N/A	100	100	100	100	100
Cub Foods, Indianapolis, IN	67,541	100	100	100	100	100	100
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100	100
Dominick's, Hammond, IN	71,313	N/A	100	0	0	0	0(b)
Dominick's, Highland Park, IL	71,442	100	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	100	100	100	100	100	100
Downers Grove Mkt, Downers Grove, IL	104,445	100	100	100	100	100	100
Eagle Country Market, Roselle, IL	42,283	100	100	100	100	100	100
Eagle Crest, Naperville, IL	67,632	100	94	94	94	92	92

	Gross
	Leasable
	Area	03/31/99	06/30/99	09/30/99	12/31/99	03/31/00	06/30/00	09/30/00	12/31/00
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Eagle Ridge Center, Lindenhurst, IL	56,142	N/A	100	100	100	100	100
Eastgate Shopping Center, Lombard, IL	132,519	87	91	92	92	93	94
Edinburgh Festival, Brooklyn Park, MN	91,536	100	100	100	100	100	100
Elmhurst City Center, Elmhurst, IL	39,481	100	100	66	62	62	62(a)
Fairview Hts. Plaza, Fairview Hts., IL	167,491	78	78	78	78	78	78(b)
Fashion Square, Skokie, IL	84,580	100	100	100	81	81	81(b)
Gateway Square, Hinsdale, IL	40,170	96	96	96	100	96	96
Goodyear, Montgomery, IL	12,903	77	77	77	28	28	28(b)
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	100	100	100
Hartford Plaza, Naperville, IL	43,762	100	100	100	100	100	100
Hawthorn Village, Vernon Hills, IL	98,806	100	100	100	100	100	99
Hickory Creek Market, Frankfort, IL	35,451	N/A	N/A	88	65	82	100
High Point Center, Madison, WI	86,009	94	82	87	92	89	82(b)
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	100	100
Iroquois Center, Naperville, IL	140,981	73	65	66	69	67	73(b)
Joliet Commons, Joliet, IL	158,915	97	97	93	96	100	100
Joliet Commons Phase II, Joliet, IL	40,395	N/A	N/A	N/A	N/A	100	100
Lake Park Plaza, Michigan City, IN	229,639	74	74	73	71	73	73(b)
Lansing Square, Lansing, IL	233,508	98	98	98	98	98	99
Lincoln Park Place, Chicago, IL	10,678	60	60	60	60	60	60
Loehmann's Plaza, Brookfield, WI	107,952	100	100	100	100	84	84
Mallard Crossing, Elk Grove Village, IL	82,929	97	97	98	97	97	29
Maple Grove Retail, Maple Grove, MN	79,130	N/A	N/A	81	100	81	81
Maple Park Place, Bolingbrook, IL	220,095	99	97	97	97	97	98
Maple Plaza, Downers Grove, IL	31,298	100	100	100	87	83	87
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	68,056	100	100	100	96	96	91
Nantucket Square, Schaumburg, IL	56,981	100	100	100	100	100	100
Naper West, Naperville, IL	164,812	91	92	92	93	92	92
Niles Shopping Center, Niles, IL	26,109	100	100	100	87	100	100
Oak Forest Commons, Oak Forest, IL	108,330	100	100	98	97	100	100
Oak Forest Commons III, Oak Forest, IL	7,424	N/A	72	72	82	62	62(a)

	Gross
	Leasable
	Area	03/31/99	06/30/99	09/30/99	12/31/99	03/31/00	06/30/00	09/30/00	12/31/00
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Oak Lawn Town Center, Oak Lawn, IL	12,506	N/A	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	100	97	97	97	94	94
Orland Park Retail, Orland Park, IL	8,500	100	100	36	36	36	100
Park Center Plaza, Tinley Park, IL	193,179	72	84	84	72	90	92(a)
Park Place Plaza, St. Louis Park, MN	84,999	N/A	N/A	100	100	100	100
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100	100
Party City, Oakbrook Terrace, IL	10,000	100	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	N/A	N/A	N/A	93	93	93(a)
Plymouth Collection, Plymouth, MN	40,815	100	100	100	100	100	100
Prairie Square, Sun Prairie, WI	35,755	83	83	83	83	81	77(b)
Prospect Heights, Prospect Heights, IL	28,080	92	15	15	25	25	25(b)
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100	100
Quarry Retail, Minneapolis, MN	273,648	N/A	N/A	99	99	99	99
Randall Square, Geneva, IL	205,164	N/A	87	82	94	93	93(a)
Regency Point, Lockport, IL	54,911	97	97	97	98	100	100
Riverdale Commons, Coon Rapids, MN	168,277	N/A	N/A	98	99	97	100
Riverdale Outlot, Coon Rapids, MN	6,566	N/A	N/A	N/A	N/A	100	100
Riverplace Center, Noblesville, IN	74,414	100	100	100	94	94	94
Riversquare Center, Naperville, IL	58,556	95	95	87	76	71	67(b)
Rivertree Court, Vernon Hills, IL	298,862	99	99	99	99	99	99
Rose Naper Plaza East, Naperville, IL	11,658	N/A	N/A	N/A	N/A	100	100
Rose Naper Plaza West, Naperville, IL	14,335	N/A	N/A	100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100	100
Salem Square, Countryside, IL	112,310	97	97	97	93	93	93
St. James Crossing, Westmont, IL	49,994	91	91	91	83	90	94
Schaumburg Plaza, Schaumburg, IL	61,485	93	93	93	93	90	93
Schaumburg Prom, Schaumburg, IL	91,825	N/A	N/A	N/A	100	100	100
Sears, Montgomery, IL	34,300	100	100	100	100	100	100
Sequoia Shopping Ctr, Milwaukee, WI	35,407	100	100	100	93	93	80(b)
Shingle Creek, Brooklyn Center, MN	39,456	N/A	N/A	66	73	75	75(b)
Shops/Coopers Grv, Ctry Club Hills, IL	72,518	100	100	100	100	23	23(b)
Shoppes of Mill Creek, Palos Park, IL	102,443	98	98	96	97	98	94
Shorecrest Plaza, Racine, WI	91,244	89	89	89	89	89	87

	Gross
	Leasable
	Area	03/31/99	06/30/99	09/30/99	12/31/99	03/31/00	06/30/00	09/30/00	12/31/00
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Six Corners, Chicago, IL	80,650	88	90	90	89	89	89
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100	100
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	95	95	100	97	97	97
Staples, Freeport, IL	24,049	100	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	70,529	N/A	N/A	N/A	100	93	90
Summit of Park Ridge, Park Ridge, IL	33,252	93	88	88	84	88	98
Terramere Plaza, Arlington Heights, IL	40,965	86	86	86	79	79	79(b)
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100	100
United Audio Center, Schaumburg, IL	9,988	N/A	N/A	100	100	100	100
Walgreens, Decatur, IL	13,500	100	100	100	100	100	100
Walgreens, Woodstock, IL	15,856	100	100	100	100	100	100
Wauconda Shopping Ctr, Wauconda, IL	31,157	100	100	100	92	100	100
Western and Howard, Chicago, IL	12,784	100	100	100	38	38	38(b)
West River Crossing, Joliet, IL	31,132	N/A	N/A	87	87	74	96(a)
Wilson Plaza, Batavia, IL	11,160	100	100	100	100	100	100
Winnetka Commons, New Hope, MN	42,415	100	100	100	100	100	100
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100	100	100	100	100	100
Woodfield Comm E/W, Schaumburg, IL	207,583	89	86	86	95	95	95(a)
Woodfield Plaza, Schaumburg, IL	177,160	97	97	82	82	82	82(a)
Woodland Commons, Buffalo Grove, IL	170,070	100	99	97	97	98	99
Woodland Heights, Streamwood, IL	120,436	81	81	81	81	82	82
Zany Brainy, Wheaton, IL	12,499	100	100	100	100	100	100

	9,233,331
	========

As part of the purchase of these properties the Company receives rent under master lease agreements on the space which was vacant at the time of the purchase which results in economic occupancy ranging from 90% to 100% at June 30, 2000 for each of these centers. The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased.

The Company received rent from tenants who have vacated but are still obligated under their lease terms which results in economic occupancy ranging from 69% to 100% at June 30, 2000 for each of these centers.

Subsequent Events

On July 1, 2000, the Company became a self-administered real estate investment trust by completing its acquisition of Inland Real Estate Advisory Service, Inc., the Company's advisor (the "Advisor") and Inland Commercial Property Management, Inc., the Company's property manager (the "Manager"), through a merger in which two wholly owned subsidiaries of the Company were merged with and into the Advisor and the Manager respectively, with the Advisor and the Manager the surviving entities (the "Merger"). As a result of the Merger, the Company issued to Inland Real Estate Investment Corporation, the sole shareholder of the Advisor ("IREIC"), and The Inland Property Management Group, Inc., the sole shareholder of the Manager ("TIPMG"), an aggregate of 6,181,818 shares of the Company's common stock at $11 per share, or approximately 10% of the Company's common stock taking into account such issuance. The expense of these shares and additional costs relating to the Merger will be reported as an operational expense on the Company's Consolidated Statements of Operations and will be included in the Company's calculation of Funds from Operations.

Upon closing and as an integral part of the Merger, the board appointed Norbert Treonis as President and Chief Executive Officer of the Company, Mark E. Zalatoris as Senior Vice President, Treasurer and Chief Financial Officer and Samuel A. Orticelli as Senior Vice President, Secretary and General Counsel (individually an "Executive Officer" and collectively, the "Executive Officers"). Further, the Company entered into a 12 month Consulting Agreement with Robert D. Parks, one of the Company's directors, pursuant to which Mr. Parks will provide consulting services to the Company, on a part time basis.

Upon closing, the Company entered into a Registration Rights Agreement with IREIC and TIPMG requiring the Company to include for registration the Merger Consideration on any registration statement filed by the Company, subject to certain restrictions. The Company granted IREIC and TIPMG a one-time right to demand registration of all or part of the Merger Consideration upon the earlier of (a) the listing of the Company's shares of common stock on a national securities exchange or quotation system, (b) a change of control of the Company whether by merger, sale of assets or acquisition of not less than 25% of the Company's equity voting securities, or (c) the 14 month anniversary of the date of the Registration Rights Agreement.

The Company entered into a number of ancillary agreements with The Inland Group, Inc. ("TIGI") and/or entities affiliated with TIGI including: (i) a Trademark and Tradename License Agreement under which TIGI grants the Company a perpetual, royalty-free license to continue to use the name "Inland Real Estate Corporation" and the Company's logo; (ii) a Sublease Agreement for the Company's corporate headquarters for a period of 12 months with five one-year renewal options, which allows the Company to remain at its current location; (iii) a Services Agreement under which senior and middle-level management personnel of IREIC, will, upon request of the Company, provide administrative services to the Company free of charge for the first 12 months of the agreement and at cost thereafter, and employees of other affiliated of TIGI will, upon request of the Company, provide services to the Company at cost; and (iv) a Software License Agreement under which an affiliate of TIGI grants to the Company a perpetual, royalty free license to use certain administrative software.

The Company's board of directors voted to expand the number of directors from five to seven and nominated and elected Mr. Treonis to fill one of the vacancies so created. The Company is currently reviewing candidates to fill the other vacancy, which will be filled by a director deemed "independent" under the Company's governing documents.

In July 2000, the Company paid a distribution of $4,263,730 to its Stockholders.

Eagle Foods, a tenant at six of the Company's properties, filed for Chapter 11 bankruptcy protection under the Federal bankruptcy law in February 2000. Of the six stores affected, three remain open for business, one has a substitute tenant in place, and two closed in April 2000. On July 7, 2000, Eagle Foods rejected their lease on the two closed centers. Management of the Company is in the process of marketing these two spaces for replacement tenants and does not expect the Eagle Foods bankruptcy to have a material effect on the operations of the Company as a whole.

On August 1, 2000, the mortgage payable secured by the Regency Point property located in Lockport, Illinois matured. The mortgage, which had an interest rate of 8.44% and a principal balance of $4,196,898, was paid in full by the Company.

The Company is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

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

Approximately $112,772,000, or 24% of the Company's mortgages payable at June 30, 2000, have variable interest rates averaging 7.9%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

Part II - Other Information

Items 1 through 3 and 5 are omitted because of the absence of conditions under which they are required.

Item 4. Submission of Matters to a Vote of Security Holders
On June 27, 2000 the Company held its annual meeting of stockholders. The business at this stockholders meeting was (i) to elect five directors, (ii) to ratify KPMG LLP as our principal independent auditors for 2000, (III) to approve and adopt the Agreement and Plan of Merger we have signed with Inland Commercial Property Management, Inc. and Inland Real Estate Advisory Services, Inc. and their respective parents, and (iv) to amend certain provisions of our governing charter removing references to "Advisor" or "Sponsor." Each of the proposals was adopted.

The number of votes for, against, and withheld were as follows:

	For	Against	Withheld

Directors:
Robert D. Parks	30,065,346	-	484,348
G. Joseph Cosenza	29,986,279	-	563,415
Roland W. Burris	30,078,561	-	471,133
Joel G. Herter	30,073,065	-	476,629
Heidi N. Lawton	30,076,519	-	473,175

Ratification of KPMG LLP	29,863,128	142,898	543,668

Agreement and Plan of Merger	29,468,993	371,909	708,792

Amendment to Governing Charter	29,323,193	390,962	835,539

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:  Required by the Securities and Exchange Commission Regulations S-K. Item 601.

      The following exhibits are filed as part of this document:

Item No.	Description

3.1	Third Articles of Amendment and Restatement of the Company dated July 1, 2000 (7)

3.2	Amend and Restated bylaws of Inland Real Estate Corporation (3)

4.1	Specimen Stock Certificate (1)

10.1	Advisory Agreement between Inland Real Estate Corporation and Inland Real Estate Advisory Services dated October 14, 1994 (2)

10.1(a)	Amendment No. 1 to the Advisory Agreement dated October 13, 1995 (4)

10.1(b)	Amendment No. 2 to the Advisory Agreement dated October 13, 1996 (4)

10.1(c)	Amendment No. 3 to the Advisory Agreement effective as of October 13, 1997 (1)

10.1(d)	Amendment No. 4 to the Advisory Agreement dated March 27, 1998 (5)

10.1(e)	Amendment No. 5 to the Advisory Agreement dated June 30, 1998 (5)

10.2	Form of Management Agreement Between Inland Real Estate Corporation and Inland Commercial Property Management, Inc. (3)

10.3	Amended and Restated Independent Director Stock Option Plan (2)

10.4

Agreement and Plan of Merger by and among Inland Real Estate Corporation, Inland Advisors, Inc., Inland Management Corporation, Inland Real Estate Investment Corporation, Inland Real Estate Advisory Services, Inc., The Inland Property Management Group, Inc., Inland Commercial Property Management, Inc., and The Inland Group, Inc. dated March 7, 2000 (6)

10.5	Employment Agreements between Inland Real Estate Corporation and (i) Norbert Treonis, (ii) Samuel A. Orticelli and (iii) Mark E. Zalatoris dated July 1, 2000 (7)

10.6	Consulting Agreement between Inland Real Estate Corporation and Robert D. Parks dated July 1, 2000 (7)

10.7	Sublease between Inland Real Estate Investment Corporation and Inland Real Estate Corporation dated July 1, 2000 (7)

27	Financial Data Schedule

(1)	Included in the Registrant's Registration Statement on Form S-11 as filed by Registrant on January 30, 1998.

(2)	Included in the Registrant's Registration Statement on Form S-11 (file number 333-6459) as filed by Registrant on June 20, 1996.

(3)	Included in Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (file number 333-6459) as filed by the Registrant on July 18, 1996.

(4)	Included in Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (file number 333-6459) as filed by the Registrant on November 1, 1996.

(5)	Included in Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (file number 333-45233) as filed by the Registrant on April 6, 1998.

(6)	Included in Registrant's Current Report on Form 8-K (file number 000-28382) as filed by the Registrant on March 21, 2000.

(b)	Report on Form 8-K dated July 1, 2000 Item 5. Other Events

(7)	Included in Registrant's Current Report on Form 8-K (file number 000-28382) as filed by the Registrant on July 14, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/S/ NORBERT TREONIS

By:	Norbert Treonis
Chief Executive Officer
Date:	August 11, 2000

/S/ MARK E. ZALATORIS

By:	Mark E. Zalatoris
Chief Financial and Accounting Officer
Date:	August 11, 2000