Form 10-Q/A
period 2000-03-31
INLAND REAL ESTATE CORP
filed 2000-11-13
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Part I - Financial Statements

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets

March 31, 2000 and December 31, 1999
(unaudited)

Assets

	March 31, 2000	December 31, 1999

Investment properties (Note 3):
Land	$ 278,176,349	271,905,942
Construction in progress (Note 7)	2,015,466	1,699,356
Building and improvements	693,084,787	671,201,002

	973,276,602	944,806,300
Less accumulated depreciation	43,688,384	37,424,871

Net investment properties	929,588,218	907,381,429

Cash and cash equivalents including amounts held by property manager (Note 1)	10,185,680	19,424,343
Investment in securities (net of allowance for unrealized loss of $1,526,839 and $2,088,633 at March 31, 2000 and December 31, 1999, respectively) (Note 1)	7,904,502	8,570,656
Investment in marketable securities	260,000	260,000
Restricted cash	13,577,318	15,340,902
Accounts and rents receivable (net of allowance for doubtful accounts of $1,786,858 and $1,064,256 at March 31, 2000 and December 31, 1999, respectively) (Note 4)	21,410,802	19,794,687
Mortgage receivable (Note 5)	7,684,291	6,495,541
Deposits and other assets	247,531	358,986
Leasing fees (net of accumulated amortization of $61,837 and $39,031 at March 31, 2000 and December 31, 1999, respectively)	395,143	360,486
Loan fees (net of accumulated amortization of $1,212,776 and $1,029,522 at March 31, 2000 and December 31, 1999, respectively)	4,224,306	4,294,942

Total assets	$ 995,477,791	982,281,972

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

March 31, 2000 and December 31, 1999
(unaudited)

Liabilities and Stockholders' Equity

	March 31, 2000	December 31, 1999
Liabilities:
Accounts payable	$ 1,578,985	384,665
Accrued interest payable to Affiliates	4,444	4,468
Accrued interest payable to non-affiliates	1,967,511	1,786,331
Accrued real estate taxes	19,089,163	18,829,084
Distributions payable (Note 11)	4,398,759	4,374,462
Security deposits	1,955,822	1,976,082
Mortgages payable (Note 6)	452,755,105	440,740,296
Prepaid rents and unearned income	1,846,279	1,536,008
Other liabilities	7,568,092	8,525,986
Due to Affiliates (Note 2)	2,813,969	1,517,775

Total liabilities	493,978,129	479,675,157

Minority interest (Note 1)	26,653,447	27,112,690

Stockholders' Equity (Notes 1 and 2):
Preferred stock, $.01 par value, 6,000,000 Shares authorized; none issued and outstanding at March 31, 2000 and December 31, 1999	-	-
Common stock, $.01 par value, 100,000,000 Shares authorized; 55,935,158 and 55,398,888 Shares issued and outstanding at March 31, 2000 and December 31, 1999, respectively	559,351	553,988
Additional paid-in capital (net of offering costs of $58,816,092, of which $52,218,524 was paid to Affiliates)	518,168,296	512,567,043
Accumulated distributions in excess of net income	(42,354,593)	(35,538,273)
Accumulated other comprehensive income (loss)	(1,526,839)	(2,088,633)

Total stockholders' equity	474,846,215	475,494,125

Commitments and contingencies (Notes 4, 6, 7 and 10)

Total liabilities and stockholders' equity	$ 995,477,791	982,281,972

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Operations

For the three months ended March 31, 2000 and 1999
(unaudited)
	Three months	Three months
	ended	ended
	March 31, 2000	March 31, 1999
Income:
Rental income (Notes 1 and 4)	$ 25,854,196	18,626,079
Additional rental income	9,826,866	6,920,571
Interest income	385,914	1,526,372
Other income	407,335	117,339
	36,474,311	27,190,361
Expenses:
Professional services to Affiliates	78,831	22,782
Professional services to non-affiliates	616,389	140,970
General and administrative expenses to Affiliates	137,122	146,401
General and administrative expenses to non-affiliates	297,757	83,908
General and administrative expenses - bad debt expense	1,148,328	-
Advisor asset management fee	1,203,000	325,000
Property operating expenses to Affiliates	1,490,273	1,071,754
Property operating expenses to non- affiliates	11,501,435	7,948,188
Mortgage interest to Affiliates	13,357	13,629
Mortgage interest to non-affiliates	8,091,314	5,644,168
Depreciation	6,263,513	4,328,954
Amortization	38,982	27,119
Acquisition cost expenses to Affiliates	38,030	214,704
Acquisition cost expenses to non- affiliates	(24,327)	119,458

	30,894,004	20,087,035
Income before minority interest	5,580,307	7,103,326
Minority interest	(57,573)	(438)
Net income before comprehensive income	5,522,734	7,102,888
Other comprehensive income:
Unrealized holding gain on investment securities	561,794	-
Comprehensive income	$ 6,084,528	7,102,888
Net income before comprehensive income per common share, basic and diluted (Note 8)	.10	.13
Weighted average common stock shares outstanding	55,759,343	53,766,942

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

March 31, 2000 and December 31, 1999
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total

Balance December 31, 1999	$ 553,988	512,567,043	(35,538,273)	(2,088,633)	475,494,125

Net income	-	-	5,522,734	-	5,522,734

Other comprehensive income	-	-	-	561,794	561,794
Distributions declared ($.89 for the three months ended March 31, 2000 per weighted average common shares outstanding)	-	-	(12,339,054)	-	(12,339,054)

Proceeds from Offering including DRP	5,544	5,619,172	-	-	5,624,716

Treasury stock	(181)	(17,919)	-	-	(18,100)

Balance March 31, 2000	$ 559,351	518,168,296	(42,354,593)	(1,526,839)	474,846,215

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the three months ended March 31, 2000 and 1999
(unaudited)

	Three months	Three months
	ended	ended
	March 31, 2000	March 31, 1999
Cash flows from operating activities:
Net income	$ 5,522,734	7,102,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,263,513	4,328,954
Amortization	38,982	27,119
Minority interest	57,573	438
Rental income under master lease agreements	470,251	515,250
Straight line rental income	(1,028,996)	(437,795)
Interest on unamortized loan fees	167,078	108,972
Changes in assets and liabilities:
Accounts and rents receivable	(587,119)	(2,482,726)
Other assets	111,455	1,352,029
Accounts payable	1,194,320	310,191
Accrued interest payable	181,156	46,021
Accrued real estate taxes	260,079	122,714
Security deposits	(20,260)	263,602
Other liabilities	(957,894)	(668,256)
Due to Affiliates	1,296,194	364,929
Prepaid rents and unearned income	310,271	1,308,747

Net cash provided by operating activities	13,279,337	12,263,077

Cash flows from investing activities:
Restricted cash	1,763,584	357,257
Sale of investment securities	1,227,948	-
Additions to investment properties	(989,481)	(1,257,077)
Purchase of investment properties	(27,634,962)	(63,268,526)
Mortgage receivable	(1,188,750)	-
Construction in progress	(316,110)	(243,960)
Proceeds from sale of land	-	1,117,151
Leasing fees	(57,463)	-

Net cash used in investing activities	(27,195,234)	(63,295,155)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the three months ended March 31, 2000 and 1999
(unaudited)

	Three months	Three months
	ended	ended
	March 31, 2000	March 31, 1999
Cash flows from financing activities:
Proceeds from offering, including DRP	$ 5,624,716	19,325,055
Repurchase of shares	(18,100)	(1,078,406)
Payments of offering costs	-	(2,126,114)
Loan proceeds	12,137,620	-
Loan fees	(112,618)	(37,236)
Distributions paid	(12,831,573)	(11,574,925)
Principal payments of debt	(122,811)	(839,934)

Net cash provided by financing activities	4,677,234	3,668,440

Net decrease in cash and cash equivalents	(9,238,663)	(47,363,638)

Cash and cash equivalents at beginning of period	19,424,343	123,056,702

Cash and cash equivalents at end of period	$ 10,185,680	75,693,064

Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties	$ (27,634,962)	(74,738,429)
Assumption of mortgage debt	-	11,469,903

	(27,634,962)	(63,268,526)

Distributions payable	$ 4,398,759	4,040,698

Cash paid for interest	$ 7,756,436	5,564,385

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

This filing revises the Company's financial statements as described below. The restatement is being done to correct an accounting error in the Company's real estate tax and common area maintenance accrual calculations. Accordingly, previously reported additional rental income was revised from $12,889,549 to $9,826,866 for the three months ended March 31, 2000. The revision, after adjusting for minority interest, decreased net income for the three months ended March 31, 2000 from $8,366,383 to $5,522,734, and decreased net income per share from $.15 to $.10. This amended quarterly report is filed solely to reflect this restatement.

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

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2000

(unaudited)

(6) Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at March 31, 2000 and December 31, 1999:
	Interest Rate at March 31, 2000	Maturity Date	Current Monthly Payment	Balance at March 31, 2000	Balance at December 31, 1999

Mortgage payable to Affiliate:
Inland Mortgage Servicing Corp. (a)	7.65%	05/2004	$ 5,689	$ 696,695	$ 700,381

Mortgages payable to non- affiliates:
Bank One (a)	7.18%	08/2000	(b)	4,221,668	4,241,187
LaSalle Bank N.A.	7.85%	10/2003	57,992	8,865,000	8,865,000
LaSalle Bank N.A.	7.85%	09/2003	25,872	3,955,000	3,955,000
LaSalle Bank N.A.	7.59%	01/2004	81,277	12,850,000	12,850,000
LaSalle Bank N.A.	7.80%	02/2004	83,460	12,840,000	12,840,000
John Hancock (a) (c)	9.00%	10/2001	85,423	8,946,162	9,000,328
LaSalle Bank N.A.	7.65%	06/2004	65,133	10,216,880	10,216,880
LaSalle Bank N.A.	7.49%	06/2004	61,116	9,791,500	9,791,500
LaSalle Bank N.A.	7.23%	01/2005	28,183	4,677,795	4,677,795
Allstate	7.21%	12/2004	38,453	6,400,000	6,400,000
LaSalle Bank N.A.(d)	3.13%	12/2014	19,740	6,200,000	6,200,000
LaSalle Bank N.A.	7.28%	03/2005	25,041	4,050,000	4,050,000
LaSalle Bank N.A.	6.99%	04/2003	6,827	1,150,000	1,150,000
LaSalle Bank N.A.	7.00%	04/2005	106,404	17,897,500	17,897,500
Allstate	7.00%	02/2005	31,946	5,476,500	5,476,500
Allstate	7.00%	01/2005	23,917	4,100,000	4,100,000
Allstate	7.15%	01/2005	18,173	3,050,000	3,050,000
Allstate	7.10%	03/2003	17,620	2,978,000	2,978,000
Allstate	6.65%	05/2005	53,200	9,600,000	9,600,000
Allstate (e)	9.25%	12/2009	30,125	3,908,082	3,908,082
Allstate	6.82%	08/2005	60,243	10,600,000	10,600,000
LaSalle Bank N.A.	6.50%	12/2005	72,123	13,500,000	13,500,000
Allstate	6.66%	10/2003	17,483	3,150,000	3,150,000
Allstate	7.00%	12/2003	65,333	11,200,000	11,200,000

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2000

(unaudited)
	Interest Rate at March 31, 2000	Maturity Date	Current Monthly Payment	Balance at March 31, 2000	Balance at December 31, 1999
Berkshire Mortgage (a)	7.79%	10/2007	$ 105,719	$ 14,414,309	$ 14,447,153
Woodmen of the World	6.75%	06/2008	26,015	4,625,000	4,625,000
Lehman secured financing (f)	6.36%	10/2008	299,025	54,600,000	54,600,000
Column secured financing (g)	7.00%	11/2008	150,695	25,000,000	25,000,000
Principal Life Ins.	6.24%	09/2001	55,820	10,734,710	10,734,710
Bear, Stearns secured financing (h)	6.86%	06/2004	328,662	57,450,000	57,450,000
LaSalle Bank N.A.	7.18%	10/2004	(i)	34,017,000	34,017,000
Allstate	7.50%	10/2004	(i)	35,787,000	35,787,000
Midland Loan Serv. (a)	7.86%	01/2008	37,649	5,108,684	5,121,280
LaSalle Bank N.A.	7.94%	12/2004	(i)	8,910,000	8,910,000
LaSalle Bank N.A	8.04%	12/2004	(i)	9,650,000	9,650,000
LaSalle Bank N.A.	7.94%	01/2005	(i)	9,737,620	-
LaSalle Bank N.A.	8.04%	03/2005	(i)	2,400,000	-

Mortgages Payable				$ 452,755,105	440,740,296

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

(continued)

March 31, 2000

(unaudited)

The property revenues, property net operations, and property assets of the reportable segments are summarized in the following tables as of March 31, 2000 and 1999, and for the three month periods then ended, along with a reconciliation to net income:
	2000	1999

Total property revenues	$ 36,088,397	25,663,989
Total property operating expenses	12,991,708	9,019,942
Mortgage interest	8,104,671	5,657,797

Net property operations	14,992,018	10,986,250

Interest income	385,914	1,526,372
Less non property expenses:
Professional services	695,221	163,752
General and administrative	1,583,207	230,309
Advisor asset management fee	1,203,000	325,000
Depreciation and amortization	6,302,494	4,356,073
Acquisition cost expense	13,703	334,162

Income before minority interest	$ 5,580,307	7,103,326

Net investment properties	$ 929,588,218	699,574,696

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

The Company restated its previously filed quarterly report on Form 10-Q for the three months ended March 31, 2000 as filed with the Securities and Exchange Commission on May 12, 2000. The restatement is being done to correct an accounting error in the Company's real estate tax and common area maintenance accrual calculations. Accordingly, previously reported additional rental income was revised from $12,889,549 to $9,826,866 for the three months ended March 31, 2000. The revision, after adjusting for minority interest, decreased net income for the three months ended March 31, 2000 from $8,366,383 to $5,522,734, and decreased net income per share from $.15 to $.10. This amended quarterly report is filed solely to reflect this restatement.

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

Results of Operations

At March 31, 2000, the Company owned 25 single-user retail properties, 74 Neighborhood Retail Centers and 20 Community Centers.

Rental and additional rental income for the three months ended March 31, 2000 and 1999 was $35,681,062 and $25,546,650, respectively. This increase was due to the purchase of additional properties in 2000 and a full three months of operations on properties acquired during 1999. As of March 31, 2000, the Company had acquired 119 properties, as compared to 93 properties as of March 31, 1999. The purchase of additional properties also resulted in increases in net investment properties, accrued real estate taxes, property operating expenses to Affiliates and non-affiliates and depreciation expense.

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
	Three months ended	Three months ended
	March 31, 2000	March 31, 1999

Net income	$ 5,522,734	7,102,888
Depreciation, net of minority interest	5,939,180	4,167,794

Funds From Operations (1)	11,461,914	11,270,682
Principal amortization of debt, net of minority interest	(26,102)	(55,095)
Deferred rent receivable, net of minority interest (2)	(981,316)	(437,795)
Acquisition cost expenses (3)	-	334,162
Rental income received under master lease agreements, net of minority interest (3)	469,622	515,250

Funds available for distribution	$ 10,924,118	11,627,204

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
	Gross
	Leasable
	Area	03/31/99	06/30/99	09/30/99	12/31/99	03/31/00	06/30/00	09/30/00	12/31/00
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Ameritech, Joliet, IL	4,504	100	100	100	100	100
Antioch Plaza, Antioch, IL	19,810	68	68	67	67	52
Aurora Commons, Aurora, IL	127,302	94	94	94	93	93
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100
Bally's Total Fitness, St Paul, MN	43,000	N/A	N/A	100	100	100
Baytowne Square, Champaign, IL	118,842	97	97	98	97	97
Bergen Plaza, Oakdale, MN	270,283	97	97	97	97	98(a)
Berwyn Plaza, Berwyn, IL	18,138	100	100	100	26	26(b)
Burnsville Crossing, Burnsville, MN	91,015	N/A	N/A	100	100	99
Byerly's Burnsville, Burnsville, MN	72,365	N/A	N/A	84	84	84
Calumet Square, Calumet City, IL	39,936	100	100	100	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100
Chatham Ridge, Chicago, IL	175,730	N/A	N/A	N/A	N/A	100
Chestnut Court, Darien, IL	170,027	86	95	95	95	95
Circuit City, Traverse City, MI	21,337	100	100	100	100	100
Cliff Lake Centre, Eagan, MN	74,215	N/A	N/A	72	88	79(b)
Cobblers Crossing, Elgin, IL	102,643	92	92	98	100	100
Crestwood Plaza, Crestwood, IL	20,044	100	68	68	68	100
Cub Foods, Buffalo Grove, IL	56,192	N/A	100	100	100	100
Cub Foods, Indianapolis, IN	67,541	100	100	100	100	100
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100
Dominick's, Hammond, IN	71,313	N/A	100	0	0	0(b)
Dominick's, Highland Park, IL	71,442	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	100	100	100	100	100
Downers Grove Mkt, Downers Grove, IL	104,445	100	100	100	100	100
Eagle Country Market, Roselle, IL	42,283	100	100	100	100	100
Eagle Crest, Naperville, IL	67,632	100	94	94	94	92

	Gross
	Leasable
	Area	03/31/99	06/30/99	09/30/99	12/31/99	03/31/00	06/30/00	09/30/00	12/31/00
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Eagle Ridge Center, Lindenhurst, IL	56,142	N/A	100	100	100	100
Eastgate Shopping Center, Lombard, IL	132,519	87	91	92	92	93(a)
Edinburgh Festival, Brooklyn Park, MN	91,536	100	100	100	100	100
Elmhurst City Center, Elmhurst, IL	39,481	100	100	66	62	62
Fairview Hts. Plaza, Fairview Hts., IL	167,491	78	78	78	78	78(b)
Fashion Square, Skokie, IL	84,580	100	100	100	81	81(b)
Gateway Square, Hinsdale, IL	40,170	96	96	96	100	96
Goodyear, Montgomery, IL	12,903	77	77	77	28	28(b)
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	100	100
Hartford Plaza, Naperville, IL	43,762	100	100	100	100	100
Hawthorn Village, Vernon Hills, IL	98,806	100	100	100	100	100
Hickory Creek Market, Frankfort, IL	35,451	N/A	N/A	88	65	82(a)
High Point Center, Madison, WI	86,009	94	82	87	92	89(b)
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	100
Iroquois Center, Naperville, IL	140,981	73	65	66	69	67(b)
Joliet Commons, Joliet, IL	158,915	97	97	93	96	100
Joliet Commons Phase II, Joliet, IL	40,395	N/A	N/A	N/A	N/A	100
Lake Park Plaza, Michigan City, IN	229,639	74	74	73	71	73(b)
Lansing Square, Lansing, IL	233,508	98	98	98	98	98
Lincoln Park Place, Chicago, IL	10,678	60	60	60	60	60
Loehmann's Plaza, Brookfield, WI	107,952	100	100	100	100	84
Mallard Crossing, Elk Grove Village, IL	82,929	97	97	98	97	97
Maple Grove Retail, Maple Grove, MN	79,130	N/A	N/A	81	100	81
Maple Park Place, Bolingbrook, IL	220,095	99	97	97	97	97
Maple Plaza, Downers Grove, IL	31,298	100	100	100	87	83
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	68,056	100	100	100	96	96
Nantucket Square, Schaumburg, IL	56,981	100	100	100	100	100
Naper West, Naperville, IL	164,812	91	92	92	93	92
Niles Shopping Center, Niles, IL	26,109	100	100	100	87	100
Oak Forest Commons, Oak Forest, IL	108,330	100	100	98	97	100
Oak Forest Commons III, Oak Forest, IL	7,424	N/A	72	72	82	62(a)

	Gross
	Leasable
	Area	03/31/99	06/30/99	09/30/99	12/31/99	03/31/00	06/30/00	09/30/00	12/31/00
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Oak Lawn Town Center, Oak Lawn, IL	12,506	N/A	100	100	100	100
Orland Greens, Orland Park, IL	45,031	100	97	97	97	94
Orland Park Retail, Orland Park, IL	8,500	100	100	36	36	36
Park Center Plaza, Tinley Park, IL	193,179	72	84	84	72	90(a)
Park Place Plaza, St. Louis Park, MN	84,999	N/A	N/A	100	100	100
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100
Party City, Oakbrook Terrace, IL	10,000	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	N/A	N/A	N/A	93	93(a)
Plymouth Collection, Plymouth, MN	40,815	100	100	100	100	100
Prairie Square, Sun Prairie, WI	35,755	83	83	83	83	81
Prospect Heights, Prospect Heights, IL	28,080	92	15	15	25	25(b)
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100
Quarry Retail, Minneapolis, MN	273,648	N/A	N/A	99	99	99
Randall Square, Geneva, IL	205,164	N/A	87	82	94	93(a)
Regency Point, Lockport, IL	54,911	97	97	97	98	100
Riverdale Commons, Coon Rapids, MN	168,277	N/A	N/A	98	99	97
Riverdale Outlot, Coon Rapids, MN	6,566	N/A	N/A	N/A	N/A	100
Riverplace Center, Noblesville, IN	74,414	100	100	100	94	94
Riversquare Center, Naperville, IL	58,556	95	95	87	76	71(b)
Rivertree Court, Vernon Hills, IL	298,862	99	99	99	99	99
Rose Naper Plaza East, Naperville, IL	11,658	N/A	N/A	N/A	N/A	100
Rose Naper Plaza West, Naperville, IL	14,335	N/A	N/A	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100
Salem Square, Countryside, IL	112,310	97	97	97	93	93
St. James Crossing, Westmont, IL	49,994	91	91	91	83	90
Schaumburg Plaza, Schaumburg, IL	61,485	93	93	93	93	90
Schaumburg Prom, Schaumburg, IL	91,825	N/A	N/A	N/A	100	100
Sears, Montgomery, IL	34,300	100	100	100	100	100
Sequoia Shopping Ctr, Milwaukee, WI	35,407	100	100	100	93	93
Shingle Creek, Brooklyn Center, MN	39,456	N/A	N/A	66	73	75
Shops/Coopers Grv, Ctry Club Hills, IL	72,518	100	100	100	100	23(b)
Shoppes of Mill Creek, Palos Park, IL	102,443	98	98	96	97	98
Shorecrest Plaza, Racine, WI	91,244	89	89	89	89	89

	Gross
	Leasable
	Area	03/31/99	06/30/99	09/30/99	12/31/99	03/31/00	06/30/00	09/30/00	12/31/00
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Six Corners, Chicago, IL	80,650	88	90	90	89	89
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	95	95	100	97	97
Staples, Freeport, IL	24,049	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	70,529	N/A	N/A	N/A	100	93
Summit of Park Ridge, Park Ridge, IL	33,252	93	88	88	84	88
Terramere Plaza, Arlington Heights, IL	40,965	86	86	86	79	79(b)
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100
United Audio Center, Schaumburg, IL	9,988	N/A	N/A	100	100	100
Walgreens, Decatur, IL	13,500	100	100	100	100	100
Walgreens, Woodstock, IL	15,856	100	100	100	100	100
Wauconda Shopping Ctr, Wauconda, IL	31,157	100	100	100	92	100
Western and Howard, Chicago, IL	12,784	100	100	100	38	38(b)
West River Crossing, Joliet, IL	31,132	N/A	N/A	87	87	74(a)
Wilson Plaza, Batavia, IL	11,160	100	100	100	100	100
Winnetka Commons, New Hope, MN	42,415	100	100	100	100	100
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100	100	100	100	100
Woodfield Comm E/W, Schaumburg, IL	207,583	89	86	86	95	95(a)
Woodfield Plaza, Schaumburg, IL	177,160	97	97	82	82	82(a)
Woodland Commons, Buffalo Grove, IL	170,070	100	99	97	97	98
Woodland Heights, Streamwood, IL	120,436	81	81	81	81	82
Zany Brainy, Wheaton, IL	12,499	100	100	100	100	100

	9,233,331

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

Date: November 10, 2000

/S/ MARK E. ZALATORIS

By: Mark E. Zalatoris

Chief Financial and Accounting Officer

Date: November 10, 2000