Form 10-Q/A
period 2000-06-30
INLAND REAL ESTATE CORP
filed 2000-11-13
CIK 923284

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

Part I - Financial Statements

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets

June 30, 2000 and December 31, 1999
(unaudited)

Assets

	June 30, 2000	December 31, 1999

Investment properties (Note 3):
Land	$ 277,382,642	271,905,942
Construction in progress (Note 7)	2,047,811	1,699,356
Building and improvements	692,459,369	671,201,002

	971,889,822	944,806,300
Less accumulated depreciation	50,490,030	37,424,871

Net investment properties	921,399,792	907,381,429

Cash and cash equivalents including amounts held by property manager (Note 1)	15,126,660	19,424,343
Investment in securities (net of allowance for unrealized loss of $944,678 and $2,088,633 at June 30, 2000 and December 31, 1999, respectively) (Note 1)	8,486,663	8,570,656
Investment in marketable securities	260,000	260,000
Restricted cash	8,825,234	15,340,902
Accounts and rents receivable (net of allowance for doubtful accounts of $1,904,680 and $1,064,256 at June 30, 2000 and December 31, 1999, respectively) (Note 4)	23,209,546	19,794,687
Mortgage receivable (Note 5)	12,302,609	6,495,541
Deposits and other assets	389,225	358,986
Leasing fees (net of accumulated amortization of $91,746 and $39,031 at June 30, 2000 and December 31, 1999, respectively)	460,491	360,486
Loan fees (net of accumulated amortization of $1,403,251 and $1,029,522 at June 30, 2000 and December 31, 1999, respectively)	4,170,696	4,294,942

Total assets	$ 994,630,916	982,281,972

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

June 30, 2000 and December 31, 1999
(unaudited)

Liabilities and Stockholders' Equity

	June 30, 2000	December 31, 1999
Liabilities:
Accounts payable	$ 958,096	384,665
Accrued interest payable to Affiliates	4,421	4,468
Accrued interest payable to non-affiliates	2,052,105	1,786,331
Accrued real estate taxes	20,637,109	18,829,084
Distributions payable (Note 11)	4,263,730	4,374,462
Security deposits	1,947,753	1,976,082
Mortgages payable (Note 6)	460,701,357	440,740,296
Prepaid rents and unearned income	1,519,038	1,536,008
Other liabilities	2,681,849	8,525,986
Due to Affiliates (Note 2)	83,392	1,517,775

Total liabilities	494,848,850	479,675,157

Minority interest (Note 1)	26,081,725	27,112,690

Stockholders' Equity (Notes 1 and 2):
Preferred stock, $.01 par value, 6,000,000 Shares authorized; none issued and outstanding at June 30, 2000 and December 31, 1999	-	-
Common stock, $.01 par value, 100,000,000 Shares authorized; 55,919,919 and 55,398,888 Shares issued and outstanding at June 30, 2000 and December 31, 1999, respectively	559,199	553,988
Additional paid-in capital (net of offering costs of $58,816,092, of which $52,218,524 was paid to Affiliates)	518,784,647	512,567,043
Accumulated distributions in excess of net income	(44,698,827)	(35,538,273)
Accumulated other comprehensive income (loss)	(944,678)	(2,088,633)

Total stockholders' equity	473,700,341	475,494,125

Commitments and contingencies (Notes 4, 6, 7 and 10)

Total liabilities and stockholders' equity	$ 994,630,916	982,281,972

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Operations

For the three and six months ended June 30, 2000 and 1999
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
Income:
Rental income (Notes 1 and 4)	$ 26,346,988	20,446,223	52,201,184	39,072,302
Additional rental income	10,459,325	6,937,095	20,286,191	13,857,666
Interest income	810,755	1,221,419	1,196,669	2,747,791
Other income	858,461	170,925	1,265,796	288,264
	38,475,529	28,775,662	74,949,840	55,966,023
Expenses:
Professional services to Affiliates	19,281	26,269	98,112	49,051
Professional services to non-affiliates	324,101	79,758	940,490	220,728
General and administrative to Affiliates	83,170	149,205	220,292	295,606
General and administrative expenses to non-affiliates	141,359	268,426	439,116	352,334
General and administrative expenses - bad debt expense	188,541	-	1,336,869	-
Advisor asset management fee	1,210,500	850,000	2,413,500	1,175,000
Property operating expenses to Affiliates	1,554,561	1,175,157	3,044,834	2,246,911
Property operating expenses to non- affiliates	9,653,590	7,791,855	21,155,025	15,740,043
Mortgage interest to Affiliates	13,285	13,563	26,642	27,192
Mortgage interest to non-affiliates	8,397,778	5,553,177	16,489,092	11,197,345
Depreciation	6,801,646	4,611,544	13,065,159	8,940,498
Amortization	48,266	7,372	87,248	34,491
Acquisition cost expenses to Affiliates	43,773	67,397	81,803	282,101
Acquisition cost expenses to non- affiliates	3,423	29,938	(20,904)	149,396

	28,483,274	20,623,661	59,377,278	40,710,696
Income before minority interest	9,992,255	8,152,001	15,572,562	15,255,327
Minority interest	52,190	81,981	(5,383)	81,543
Net income before comprehensive income	10,044,445	8,233,982	15,567,179	15,336,870
Other comprehensive income:
Unrealized holding gain on investment securities	582,161	-	1,143,955	-
Comprehensive income	$ 10,626,606	8,233,982	16,711,134	15,336,870
Net income before comprehensive income per common share, basic and diluted (Note 8)	$ .18	.15	.28	.29
Weighted average common stock shares outstanding	55,963,197	54,141,838	55,861,712	53,350,495

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

June 30, 2000
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2000	$ 553,988	512,567,043	(35,538,273)	(2,088,633)	475,494,125

Net income	-	-	15,567,179	-	15,567,179

Other comprehensive income	-	-	-	1,143,955	1,143,955
Distributions declared ($.44 for the six months ended June 30, 2000 per weighted average common stock shares outstanding)	-	-	(24,727,733)	-	(24,727,733)

Proceeds from Offering including DRP	10,766	11,239,760	-	-	11,250,526

Treasury stock	(5,555)	(5,022,156)	-	-	(5,027,711)

Balance June 30, 2000	$ 559,199	518,784,647	(44,698,827)	(944,678)	473,700,341

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the six months ended June 30, 2000 and 1999
(unaudited)

	Six months	Six months
	ended	ended
	June 30, 2000	June 30, 1999
Cash flows from operating activities:
Net income	$ 15,567,179	15,336,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,065,159	8,940,498
Amortization	87,248	34,491
Minority interest	5,383	(81,543)
Rental income under master lease agreements	810,570	840,189
Straight line rental income	(1,995,844)	(973,891)
Interest on unamortized loan fees	339,196	227,085
Changes in assets and liabilities:
Accounts and rents receivable	(1,419,015)	(2,367,217)
Other assets	(30,239)	1,332,744
Accounts payable	573,431	847,008
Accrued interest payable	265,727	(336,245)
Accrued real estate taxes	1,808,025	1,220,329
Security deposits	(28,329)	275,857
Other liabilities	(5,844,137)	6,975,541
Due to Affiliates	(1,434,383)	867,696
Prepaid rents and unearned income	(16,970)	937,693

Net cash provided by operating activities	21,753,001	34,077,105

Cash flows from investing activities:
Restricted cash	6,515,668	(6,225,849)
Purchase of investment securities	-	(6,369,476)
Sale of investment securities	1,227,948	-
Additions to investment properties	(2,567,022)	(2,877,058)
Purchase of investment properties	(24,978,615)	(120,666,196)
Mortgage receivable	(5,807,068)	(5,042,500)
Construction in progress	(348,455)	(173,806)
Proceeds from sale of land	-	1,117,665
Deposits on investment properties	-	100,000
Leasing fees	(152,720)	-

Net cash used in investing activities	(26,110,264)	(140,137,220)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the six months ended June 30, 2000 and 1999
(unaudited)

	Six months	Six months
	ended	ended
	June 30, 2000	June 30, 1999
Cash flows from financing activities:
Proceeds from offering, including DRP	$ 11,250,526	24,356,844
Repurchases of shares	(5,027,711)	(1,259,672)
Payments of offering costs	-	(2,174,276)
Loan proceeds	20,204,320	57,450,000
Loan fees	(249,483)	(620,613)
Distributions paid	(25,874,813)	(23,708,768)
Principal payments of debt	(243,259)	(938,481)

Net cash provided by financing activities	59,580	53,105,034

Net decrease in cash and cash equivalents	(4,297,683)	(52,955,081)

Cash and cash equivalents at beginning of period	19,424,343	123,056,702

Cash and cash equivalents at end of period	$ 15,126,660	70,101,621

Supplemental schedule of noncash investing and financing activities:

Increase in investment properties	$ (24,978,615)	(132,136,099)
Assumption of mortgage debt	-	11,469,903

Purchase of investment properties	$ (24,978,615)	(120,666,196)

Distributions payable	$ 4,263,730	4,022,883

Cash paid for interest	$ 15,910,811	11,118,153

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

This filing revises the Company's financial statements as described below. The restatement is being done to correct an accounting error in the Company's real estate tax and common area maintenance accrual calculations. Accordingly, previously reported additional rental income was revised from $11,484,601 to $10,459,325 and from $24,374,150 to $20,286,191 for the three and six months ended June 30, 2000, respectively. The revision, after adjusting for minority interest, decreased net income from $10,576,271 to $10,044,445 and $18,942,654 to $15,567,179, and decreased net income per share from $.19 to $.18 and $.34 to $.28 for the three and six months ended June 30, 2000, respectively. This amended quarterly report is filed solely to reflect this restatement.

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

On October 14, 1994, the Company commenced an initial public offering of common stock ("Shares"), on a best effort basis at $10 per Share followed by three additional offerings for a total of 51,642,397 Shares. As of June 30, 2000, the Company has issued 5,442,009 Shares through the Company's Distribution Reinvestment Program ("DRP"). As of June 30, 2000, the Company has repurchased a total of 1,164,487 Shares through the Company's Share Repurchase Program, for an aggregate amount of $10,541,359 repurchased through the Share Repurchase Program. As a result, gross offering proceeds from the Offerings ("Gross Offering Proceeds") total $578,159,938, as of June 30, 2000.

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

June 30, 2000
(unaudited)

(6) Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at June 30, 2000 and December 31, 1999:
	Interest Rate at June 30, 2000	Maturity Date	Current Monthly Payment	Balance at June 30, 2000	Balance at December 31, 1999

Mortgage payable to Affiliate:
Inland Mortgage Servicing Corp. (a)	7.65%	05/2004	$ 5,689	$ 692,937	$ 700,381

Mortgages payable to non- affiliates:
Bank One (a)	8.44%	08/2000	(b)	4,203,619	4,241,187
LaSalle Bank N.A.	7.85%	10/2003	57,992	8,865,000	8,865,000
LaSalle Bank N.A.	7.85%	09/2003	25,872	3,955,000	3,955,000
LaSalle Bank N.A.	7.59%	01/2004	81,277	12,850,000	12,850,000
LaSalle Bank N.A.	7.80%	02/2004	83,460	12,840,000	12,840,000
John Hancock (a) (c)	9.00%	10/2001	85,423	8,890,767	9,000,328
LaSalle Bank N.A.	7.65%	06/2004	65,133	10,216,880	10,216,880
LaSalle Bank N.A.	7.49%	06/2004	61,116	9,791,500	9,791,500
LaSalle Bank N.A.	7.23%	01/2005	28,183	4,677,795	4,677,795
Allstate	7.21%	12/2004	38,453	6,400,000	6,400,000
LaSalle Bank N.A.(d)	5.18%	12/2014	19,740	6,200,000	6,200,000
LaSalle Bank N.A.	7.28%	03/2005	25,041	4,050,000	4,050,000
LaSalle Bank N.A.	6.99%	04/2003	6,827	1,150,000	1,150,000
LaSalle Bank N.A.	7.00%	04/2005	106,404	17,897,500	17,897,500
Allstate	7.00%	02/2005	31,946	5,476,500	5,476,500
Allstate	7.00%	01/2005	23,917	4,100,000	4,100,000
Allstate	7.15%	01/2005	18,173	3,050,000	3,050,000
Allstate	7.10%	03/2003	17,620	2,978,000	2,978,000
Allstate	6.65%	05/2005	53,200	9,600,000	9,600,000
Allstate (e)	9.25%	12/2009	30,125	3,908,082	3,908,082
Allstate	6.82%	08/2005	60,243	10,600,000	10,600,000
LaSalle Bank N.A.	6.50%	12/2005	72,123	13,500,000	13,500,000
Allstate	6.66%	10/2003	17,483	3,150,000	3,150,000
Allstate	7.00%	12/2003	65,333	11,200,000	11,200,000

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2000
(unaudited)

	Interest Rate at June 30, 2000	Maturity Date	Current Monthly Payment	Balance at June 30, 2000	Balance at December 31, 1999
Berkshire Mortgage (a)	7.79%	10/2007	$ 105,719	$ 14,383,907	$ 14,447,153
Woodmen of the World	6.75%	06/2008	26,015	4,625,000	4,625,000
Lehman secured financing (f)	6.36%	10/2008	299,025	54,600,000	54,600,000
Column secured financing (g)	7.00%	11/2008	150,695	25,000,000	25,000,000
Principal Life Ins.	6.24%	09/2001	55,820	10,734,710	10,734,710
Bear, Stearns secured financing (h)	6.86%	06/2004	328,662	57,450,000	57,450,000
LaSalle Bank N.A.	7.94%	10/2004	(i)	34,017,000	34,017,000
Allstate	7.79%	10/2004	(i)	35,787,000	35,787,000
Midland Loan Serv. (a)	7.86%	01/2008	37,649	5,095,840	5,121,280
LaSalle Bank N.A.	7.94%	12/2004	(i)	8,910,000	8,910,000
LaSalle Bank N.A	8.04%	12/2004	(i)	9,650,000	9,650,000
LaSalle Bank N.A.	7.94%	01/2005	(i)	9,737,620	-
LaSalle Bank N.A.	8.04%	03/2005	(i)	2,400,000	-
LaSalle Bank N.A	8.04%	04/2005	(i)	2,467,700	-
LaSalle Bank N.A	8.04%	06/2005	(i)	2,867,000	-
LaSalle Bank N.A	7.69%	06/2005	(i)	2,732,000	-

Mortgages Payable				$ 460,701,357	440,740,296

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
(continued)

June 30, 2000
(unaudited)

The property revenues, property net operations, and property assets of the reportable segments are summarized in the following tables as of June 30, 2000 and 1999, and for the six month periods then ended, along with a reconciliation to net income:
	2000	1999

Total property revenues	$ 73,753,171	53,218,232
Total property operating expenses	24,199,859	17,986,954
Mortgage interest	16,515,734	11,224,537

Net property operations	33,037,578	24,006,741

Interest income	1,196,669	2,747,791
Less non property expenses:
Professional services	1,038,602	269,779
General and administrative	1,996,277	647,940
Advisor asset management fee	2,413,500	1,175,000
Depreciation and amortization	13,152,407	8,974,989
Acquisition cost expense	60,899	431,497

Income before minority interest	$ 15,572,562	15,255,327

Net investment properties	$ 921,399,792	753,565,196

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

On August 1, 2000, the mortgage payable secured by the Regency Point property located in Lockport, Illinois matured. The mortgage, which had an interest rate of 8.44% and a principal balance of $4,196,898, was paid in full by the Company .

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

The Company restated its previously filed quarterly report on Form 10-Q for the six months ended June 30, 2000 as filed with the Securities and Exchange Commission on August 11, 2000. The restatement is being done to correct an accounting error in the Company's real estate tax and common area maintenance accrual calculations. Accordingly, previously reported additional rental income was revised from $11,484,601 to $10,459,325 and from $24,374,150 to $20,286,191 for the three and six months ended June 30, 2000, respectively. The revision, after adjusting for minority interest, decreased net income from $10,576,271 to $10,044,445 and $18,942,654 to $15,567,179, and decreased net income per share from $.19 to $.18 and $.34 to $.28 for the three and six months ended June 30, 2000, respectively. This amended quarterly report is filed solely to reflect this restatement.

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
	Six months ended	Six months ended
	June 30, 2000	June 30, 1999

Net income	$ 15,567,179	15,336,870
Depreciation, net of minority interest	12,386,073	8,618,178

Funds From Operations (1)	27,953,252	23,955,048
Principal amortization of debt, net of minority interest	(50,863)	(103,122)
Deferred rent receivable, net of minority interest (2)	(1,896,239)	(973,891)
Rental income received under master lease agreements, net of minority interest (3)	808,761	840,189

Funds available for distribution	$ 26,814,911	23,718,224

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

On August 1, 2000, the mortgage payable secured by the Regency Point property located in Lockport, Illinois matured. The mortgage, which had an interest rate of 8.44% and a principal balance of $4,196,898, was paid in full by the Company .

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