Form 10-Q
period 2000-09-30
INLAND REAL ESTATE CORP
filed 2000-11-13
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  No

As of November 10, 2000, there were 62,450,458 Shares of Common Stock outstanding.

Part I - Financial Statements

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets

September 30, 2000 and December 31, 1999
(unaudited)

Assets

	September 30, 2000	December 31, 1999

Investment properties (Note 3):
Land	$ 277,382,642	271,905,942
Construction in progress (Note 7)	606,028	1,699,356
Building and improvements	696,259,081	671,201,002

	974,247,751	944,806,300
Less accumulated depreciation	56,893,030	37,424,871

Net investment properties	917,354,721	907,381,429

Cash and cash equivalents including amounts held by property manager (Note 1)	7,559,980	19,424,343
Investment in securities (net of allowance for unrealized loss of $334,566 and $2,088,633 at September 30, 2000 and December 31, 1999, respectively) (Note 1)	9,796,743	8,570,656
Investment in marketable securities	260,000	260,000
Restricted cash	7,586,985	15,340,902
Accounts and rents receivable (net of allowance for doubtful accounts of $1,975,028 and $1,064,256 at September 30, 2000 and December 31, 1999, respectively) (Note 4)	26,125,776	19,794,687
Mortgage receivable (Note 5)	12,905,851	6,495,541
Deposits and other assets	85,273	358,986
Leasing fees (net of accumulated amortization of $132,838 and $39,031 at September 30, 2000 and December 31, 1999, respectively)	626,220	360,486
Loan fees (net of accumulated amortization of $1,596,540 and $1,029,522 at September 30, 2000 and December 31, 1999, respectively)	3,979,844	4,294,942

Total assets	$ 986,281,393	982,281,972

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

September 30, 2000 and December 31, 1999
(unaudited)

Liabilities and Stockholders' Equity

	September 30, 2000	December 31, 1999
Liabilities:
Accounts payable	$ 991,524	384,665
Accrued interest payable to Affiliates	-	4,468
Accrued interest payable to non-affiliates	2,026,383	1,786,331
Accrued real estate taxes	17,100,018	18,829,084
Distributions payable (Note 11)	4,737,200	4,374,462
Security deposits	1,950,299	1,976,082
Mortgages payable (Note 6)	456,393,125	440,740,296
Prepaid rents and unearned income	1,244,565	1,536,008
Other liabilities	2,369,107	8,525,986
Due to Affiliates (Note 2)	-	1,517,775

Total liabilities	486,812,221	479,675,157

Minority interest (Note 1)	25,685,316	27,112,690

Stockholders' Equity (Notes 1 and 2):
Preferred stock, $.01 par value, 6,000,000 Shares authorized; none issued and outstanding at September 30, 2000 and December 31, 1999	-	-
Common stock, $.01 par value, 100,000,000 Shares authorized; 62,356,051 and 55,398,888 Shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively	623,561	553,988
Additional paid-in capital (net of offering costs of $58,816,092, of which $52,218,524 was paid to Affiliates)	589,744,573	512,567,043
Accumulated distributions in excess of net income	(116,249,712)	(35,538,273)
Accumulated other comprehensive income (loss)	(334,566)	(2,088,633)

Total stockholders' equity	473,783,856	475,494,125

Commitments and contingencies (Notes 4, 6, 7 and 10)

Total liabilities and stockholders' equity	$ 986,281,393	982,281,972

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Operations

For the three and nine months ended September 30, 2000 and 1999
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept 30, 2000	Sept 30, 1999	Sept 30, 2000	Sept 30, 1999
Income:
Rental income (Notes 1 and 4)	$ 26,259,403	22,273,180	78,460,587	61,345,482
Additional rental income (Note 4)	9,582,262	9,160,606	29,868,453	23,018,272
Interest income	523,526	957,611	1,720,195	3,705,402
Other income	324,957	61,970	1,590,753	350,234
	36,690,148	32,453,367	111,639,988	88,419,390
Expenses:
Professional services to Affiliates	32,862	35,083	130,974	84,134
Professional services to non-affiliates	55,713	71,985	277,842	292,713
General and administrative to Affiliates	10,602	151,346	230,894	446,952
General and administrative expenses to non-affiliates	955,405	95,628	1,394,521	447,962
General and administrative expenses - bad debt expense	75,867	-	1,412,736	-
Advisor asset management fee	-	1,400,000	2,413,500	2,575,000
Property operating expenses to Affiliates	-	1,145,144	3,044,834	3,392,055
Property operating expenses to non- affiliates	9,902,742	9,135,623	31,057,767	24,875,666
Mortgage interest to Affiliates	-	13,503	26,642	40,695
Mortgage interest to non-affiliates	8,525,222	6,794,803	25,014,314	17,992,148
Depreciation	6,403,000	5,209,186	19,468,159	14,149,684
Amortization	71,372	29,390	158,620	63,881
Acquisition cost expenses to Affiliates	55,926	52,857	137,729	334,958
Acquisition cost expenses to non- affiliates	12,083	29,451	(8,821)	178,847
Merger consideration costs	68,057,088	-	68,775,449	-

	94,157,882	24,163,999	153,535,160	64,874,695
Income (loss) before minority interest	(57,467,734)	8,289,368	(41,895,172)	23,544,695
Minority interest	(149,668)	(19,438)	(155,051)	62,105
Net income (loss) before comprehensive income	(57,617,402)	8,269,930	(42,050,223)	23,606,800
Other comprehensive income (loss):
Unrealized holding gain (loss) on investment securities	610,112	(948,253)	1,754,067	(948,253)
Comprehensive income (loss)	$ (58,007,290)	7,321,677	(40,296,156)	22,658,547
Net income (loss) before comprehensive income per common share, basic and diluted (Note 8)	$ (.93)	.15	(.72)	.45
Weighted average common stock shares outstanding	62,280,418	54,437,746	58,006,977	52,208,291

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

September 30, 2000
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total

Balance January 1, 2000	$ 553,988	512,567,043	(35,538,273)	(2,088,633)	475,494,125

Net income (loss)	-	-	(42,050,223)	-	(42,050,223)

Other comprehensive income	-	-	-	1,754,067	1,754,067
Distributions declared ($.67 for the nine months ended September 30, 2000 per weighted average common stock shares outstanding)	-	-	(38,661,216)	-	(38,661,216)

Proceeds from DRP	15,919	16,620,132	-	-	16,636,051

Shares issued as a result of Merger	61,818	67,938,180	-	-	67,999,998

Treasury stock	(8,164)	(7,380,782)	-	-	(7,388,946)

Balance September 30, 2000	$ 623,561	589,744,573	(116,249,712)	(334,566)	473,783,856

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2000 and 1999
(unaudited)

	Nine months	Nine months
	ended	ended
	Sept 30, 2000	Sept 30, 1999
Cash flows from operating activities:
Net income (loss)	$ (42,050,223)	23,606,800
Adjustments to reconcile net income to net cash provided by operating activities:
Merger consideration costs	67,999,998	-
Depreciation	19,468,159	14,149,684
Amortization	158,620	63,881
Minority interest	155,051	(62,105)
Rental income under master lease agreements	1,096,145	1,222,602
Straight line rental income	(2,776,676)	(1,800,235)
Interest on unamortized loan fees	513,788	434,188
Changes in assets and liabilities:
Accounts and rents receivable	(3,554,413)	(5,671,437)
Other assets	262,126	2,227,701
Accounts payable	606,859	(111,186)
Accrued interest payable	235,584	(209,773)
Accrued real estate taxes	(1,729,066)	5,409,762
Security deposits	(25,783)	402,849
Other liabilities	(6,156,879)	5,701,679
Due to Affiliates	(1,517,775)	1,384,457
Prepaid rents and unearned income	(291,443)	855,777

Net cash provided by operating activities	32,394,072	47,604,644

Cash flows from investing activities:
Restricted cash	7,753,917	(7,514,101)
Purchase of investment securities	(699,968)	(8,597,693)
Sale of investment securities	1,227,948	-
Additions to investment properties	(4,528,248)	(3,544,668)
Purchase of investment properties	(27,102,676)	(209,403,827)
Mortgage receivable	(6,410,310)	(5,295,623)
Construction in progress	1,093,328	(892,080)
Proceeds from sale of land	-	1,117,665
Leasing fees	(359,541)	(287,000)

Net cash used in investing activities	(29,025,550)	(234,417,327)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the nine months ended September 30, 2000 and 1999
(unaudited)

	Nine months	Nine months
	Ended	ended
	Sept 30, 2000	Sept 30, 1999
Cash flows from financing activities:
Proceeds from offering, including DRP	$ 16,636,051	30,681,203
Repurchases of shares	(7,388,946)	(2,705,743)
Payments of offering costs	-	(2,173,244)
Loan proceeds	20,204,320	127,254,000
Loan fees	(251,916)	(1,364,894)
Distributions paid	(39,880,903)	(35,692,074)
Payoff of debt	(4,196,898)	(9,500,000)
Principal payments of debt	(354,593)	(1,043,392)

Net cash provided by (used in) financing activities	(15,232,885)	105,455,856

Net decrease in cash and cash equivalents	(11,864,363)	(81,356,827)

Cash and cash equivalents at beginning of period	19,424,343	123,056,702

Cash and cash equivalents at end of period	$ 7,559,980	41,699,875

Supplemental schedule of noncash investing and financing activities:

Increase in investment properties	$ (27,102,676)	(248,327,687)
Assumption of mortgage debt	-	16,603,534
Minority interest	-	22,320,326

Purchase of investment properties	$ (27,102,676)	(209,403,827)

Distributions payable	$ 4,737,200	4,133,564

Cash paid for interest	$ 24,291,584	17,808,428

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2000
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

On October 14, 1994, the Company commenced an initial public offering of common stock ("Shares"), on a best effort basis at $10 per Share followed by three additional offerings for a total of 51,642,397 Shares. As of September 30, 2000, the Company has issued 5,967,506 Shares through the Company's Distribution Reinvestment Program ("DRP"). As of September 30, 2000, the Company has repurchased a total of 1,432,670 Shares through the Company's Share Repurchase Program, for an aggregate amount of $12,968,414 repurchased through the Share Repurchase Program. As a result, offering proceeds outstanding as of September 30, 2000 total $649,184,226.

On July 1, 2000, the Company became a self-administered real estate investment trust by completing its acquisition of Inland Real Estate Advisory Service, Inc., the Company's advisor (the "Advisor") and Inland Commercial Property Management, Inc., the Company's property manager (the "Manager"), through a merger in which two wholly owned subsidiaries of the Company were merged with and into the Advisor and the Manager, respectively, with the Advisor and the Manager the surviving entities (the "Merger"). As a result of the Merger, the Company issued to Inland Real Estate Investment Corporation, the sole shareholder of the Advisor ("IREIC"), and The Inland Property Management Group, Inc., the sole shareholder of the Manager ("TIPMG"), an aggregate of 6,181,818 shares of the Company's common stock valued at $11 per share, or approximately 10% of the Company's common stock taking into account such issuance. The expense of these shares and additional costs relating to the Merger are reported as an operational expense on the Company's Consolidated Statements of Operations and are included in the Company's calculation of Funds from Operations.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2000
(unaudited)

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at September 30, 2000 consists of preferred and common stock investments in various real estate investment trusts and is classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned and is included in other income in the accompanying consolidated financial statements. Sales of investment securities available-for-sale during the nine months ended September 30, 2000 resulted in a gain on sale of $46,650, which is included in other income.

The accompanying consolidated financial statements include the accounts of the Company, Inland Joliet Commons, LLC, Inland Ryan LLC and Inland Ryan Cliff Lake LLC (collectively the "LLCs"). Due to the Company's ability as managing member to directly control the LLCs, they are consolidated for financial reporting purposes. The third parties' interests are reflected as minority interest in the accompanying consolidated financial statements. The accompanying consolidated financial statements also include the accounts of the Company's wholly owned subsidiaries, the Advisor and Manager.

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

The Company restated its previously filed quarterly reports on Form 10-Q for the three months ended March 31, 2000 and for the six months ended June 30, 2000, as filed with the Securities and Exchange Commission on May 12, 2000 and August 11, 2000, respectively. The restatement was done to correct an accounting error in the Company's real estate tax and common area maintenance accrual calculations. Accordingly, previously reported additional rental income was revised for the three months ended March 31, 2000 and the three and six months ended June 30, 2000. The revision, after adjusting for minority interest, decreased net income from $8,366,383 to $5,522,734, and decreased net income per share from $.15 to $.10, for the three months ended March 31, 2000. The revision, after adjusting for minority interest, decreased net income from $10,576,271 to $10,044,445 and $18,942,654 to $15,567,179, and decreased net income per share from $.19 to $.18 and $.34 to $.28 for the three and six months ended June 30, 2000, respectively. The restatements had no effect on the results being reported for the three and nine months ended September 30, 2000.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2000
(unaudited)

In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.

The Company monitors the various qualification tests the Company must meet to maintain its status as a real estate investment trust. Large ownership of the Company's stock is tested upon purchase to determine that no more than 50% in value of the outstanding stock is owned directly, or indirectly, by five or fewer persons or entities at any time. The Company also determines, on a quarterly basis, that the gross income, asset and distribution tests imposed by the REIT requirements are met. On an ongoing basis, as due diligence is performed by the Company on potential real estate purchases or temporary investment of uninvested capital, the Company determines that the income from the new asset will qualify for REIT purposes. Beginning with the tax year ended December 31, 1995, the Company has qualified as a REIT.

(2) Transactions with Affiliates

Subsequent to the Merger, previously related parties may provide to the Company the following services: general and administrative services, payroll preparation and management services, employee benefits management services, human resource management services, data processing, computer equipment and support services, insurance consultation and insurance coverage placement services, marketing communications services, property tax and processing services, office management services, and investor relation services. These services will be performed on the Company's behalf at cost, with no mark-up to the Company.

Prior to the Merger, the Advisor and its Affiliates were entitled to reimbursement for salaries and expenses of employees relating to the administration of the Company. Such costs of $130,974, $230,894 and $137,729 are allocated among professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expenses to Affiliates, respectively, for the nine months ended September 30, 2000. Such costs of $84,134, $446,952 and $334,958 are allocated among professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expenses to Affiliates, respectively, for the nine months ended September 30, 1999.

A previously related party holds the mortgage on the Walgreens, Decatur, IL property. As of September 30, 2000, the remaining balance of the mortgage is $689,108. For the nine months ended September 30, 2000, the Company paid principal and interest payments totaling $51,199 on this mortgage.

Prior to the Merger, the Advisor and its Affiliates were entitled to reimbursement for salaries and expenses of employees relating to selecting, evaluating and acquiring of properties. Such amounts are included in building and improvements for those costs relating to properties purchased. Such amounts are included in acquisition cost expenses to Affiliates for costs relating to properties not acquired. No such costs were incurred for the three months ended September 30, 2000.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2000
(unaudited)

Prior to the Merger, the Advisor was entitled to receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualified as a REIT, the Advisor would have reimbursed the Company: (i) to the extent that the Advisor Asset Management Fee plus other operating expenses paid during the previous calendar year exceeded 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's net income for that calendar year; and (ii) to the extent that stockholders have not received an annual distribution equal to or greater than an 8% current return. The Company incurred $2,413,500 and $2,575,000 of Advisor Asset Management Fees for the nine months ended September 30, 2000 and 1999, respectively, of which $0 and $1,500,000 was unpaid at September 30, 2000 and December 31, 1999, respectively. No fee was incurred for the three months ended September 30, 2000.

Prior to the Merger, the Manager was entitled to receive Property Management Fees for management and leasing services. Such fees could not exceed 4.5% of the gross income earned by the Company on properties managed. The Company incurred and paid Property Management Fees of $3,044,834 and $3,392,055 for the nine months ended September 30, 2000 and 1999, respectively. As of July 1, 2000, the date of the Merger, the net effect of these fees on a consolidated basis is zero.

(3) Investment Properties

In connection with the purchase of several properties, the Company will receive payments under master lease agreements covering spaces of several properties vacant at the time of acquisition of these properties. The payments have and will continue to be made to the Company for periods ranging from one to two years from the date of acquisition of the property or until the spaces are leased and tenants begin paying rent. GAAP requires the Company to reduce the purchase price of the property as these payments are received, rather than record the payments as rental income. The cumulative amount of such payments was $6,244,804 and $5,148,659 as of September 30, 2000 and December 31, 1999, respectively (Note 4).

(4) Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $2,776,676 and $1,800,235 for the nine months ended September 30, 2000 and 1999, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $8,174,702 and $5,398,026 in related accounts and rents receivable as of September 30, 2000 and December 31, 1999, respectively. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of their pro rata share of the real estate taxes and operating expenses of the property. Estimated amounts are billed throughout the year and billings representing the difference between these estimates and the actual amounts due in the amount of approximately $673,000 for the year ended December 31, 1999 are included in the nine months ended September 30, 2000.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2000
(unaudited)

(5) Mortgage Receivable

On May 28, 1999, the Company entered into a construction loan agreement with an unaffiliated third party, the borrower, for an aggregate loan amount of $15,500,000 secured by Thatcher Woods Shopping Center in River Grove, Illinois. The construction loan matures on June 29, 2001 and requires the borrower to make monthly interest-only payments on amounts disbursed at a rate of 9%. The Company, at its option, may elect to purchase this property, upon completion, subject to certain fair-value-based criteria stated in the contract. As of September 30, 2000, the principal balance of this mortgage receivable is $12,905,851.

(6) Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at September 30, 2000 and December 31, 1999:
	Interest Rate at Sept 30, 2000	Maturity Date	Current Monthly Payment	Balance at September 30, 2000	Balance at December 31, 1999

Mortgage payable to Affiliate:
Inland Mortgage Servicing Corp. (a)	7.65%	05/2004	$ 5,689	$ 689,108	$ 700,381

Mortgages payable to non- affiliates:
Bank One (a) (j)	8.44%	08/2000	(b)	-	4,241,187
LaSalle Bank N.A.	7.85%	10/2003	57,992	8,865,000	8,865,000
LaSalle Bank N.A.	7.85%	09/2003	25,872	3,955,000	3,955,000
LaSalle Bank N.A.	7.59%	01/2004	81,277	12,850,000	12,850,000
LaSalle Bank N.A.	7.80%	02/2004	83,460	12,840,000	12,840,000
John Hancock (a) (c)	9.00%	10/2001	85,423	8,834,116	9,000,328
LaSalle Bank N.A.	7.65%	06/2004	65,133	10,216,880	10,216,880
LaSalle Bank N.A.	7.49%	06/2004	61,116	9,791,500	9,791,500
LaSalle Bank N.A.	7.23%	01/2005	28,183	4,677,795	4,677,795
Allstate	7.21%	12/2004	38,453	6,400,000	6,400,000
LaSalle Bank N.A.(d)	5.18%	12/2014	19,740	6,200,000	6,200,000
LaSalle Bank N.A.	7.28%	03/2005	25,041	4,050,000	4,050,000
LaSalle Bank N.A.	6.99%	04/2003	6,827	1,150,000	1,150,000
LaSalle Bank N.A.	7.00%	04/2005	106,404	17,897,500	17,897,500
Allstate	7.00%	02/2005	31,946	5,476,500	5,476,500
Allstate	7.00%	01/2005	23,917	4,100,000	4,100,000
Allstate	7.15%	01/2005	18,173	3,050,000	3,050,000
Allstate	7.10%	03/2003	17,620	2,978,000	2,978,000
Allstate	6.65%	05/2005	53,200	9,600,000	9,600,000
Allstate (e)	9.25%	12/2009	30,125	3,908,082	3,908,082

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2000
(unaudited)

	Interest Rate at Sept 30, 2000	Maturity Date	Current Monthly Payment	Balance at September 30, 2000	Balance at December 31, 1999
Allstate	6.82%	08/2005	$ 60,243	$ 10,600,000	$ 10,600,000
LaSalle Bank N.A.	6.50%	12/2005	72,123	13,500,000	13,500,000
Allstate	6.66%	10/2003	17,483	3,150,000	3,150,000
Allstate	7.00%	12/2003	65,333	11,200,000	11,200,000
Berkshire Mortgage (a)	7.79%	10/2007	105,719	14,352,873	14,447,153
Woodmen of the World	6.75%	06/2008	26,015	4,625,000	4,625,000
Lehman secured financing (f)	6.36%	10/2008	299,025	54,600,000	54,600,000
Column secured financing (g)	7.00%	11/2008	150,695	25,000,000	25,000,000
Principal Life Ins.	6.24%	09/2001	55,820	10,734,710	10,734,710
Bear, Stearns secured financing (h)	6.86%	06/2004	328,662	57,450,000	57,450,000
LaSalle Bank N.A.	7.93%	10/2004	(i)	34,017,000	34,017,000
Allstate	8.28%	10/2004	(i)	35,787,000	35,787,000
Midland Loan Serv. (a)	7.86%	01/2008	37,649	5,082,741	5,121,280
LaSalle Bank N.A.	7.93%	12/2004	(i)	8,910,000	8,910,000
LaSalle Bank N.A	8.03%	12/2004	(i)	9,650,000	9,650,000
LaSalle Bank N.A.	7.93%	01/2005	(i)	9,737,620	-
LaSalle Bank N.A.	8.03%	03/2005	(i)	2,400,000	-
LaSalle Bank N.A	8.03%	04/2005	(i)	2,467,700	-
LaSalle Bank N.A	8.03%	06/2005	(i)	2,867,000	-
LaSalle Bank N.A	8.03%	06/2005	(i)	2,732,000	-

Mortgages Payable				$ 456,393,125	440,740,296

  These loans require payments of principal and interest monthly; all other loans listed are interest only.

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

  As part of the purchase of this property, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 offered by the Village of Skokie, Illinois. The interest rate floats and is reset weekly by a re-marketing agent. The rate at September 30, 2000 is 5.875%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the bond outstanding. In addition, there is a .125% re-marketing fee paid annually and trustee fee of $250 paid quarterly.

  INLAND REAL ESTATE CORPORATION
  (a Maryland corporation)

  Notes to Consolidated Financial Statements
  (continued)

  September 30, 2000
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

(7) Construction in Progress

On August 4, 1999, in addition to the Company purchasing the first phase of Hickory Creek Market in Frankfort, Illinois, the Company acquired title to an additional approximately 3.5 acres of adjacent land to be developed into a 20,800 square foot building to be known as "Hickory Creek Market, Phase II" from an unaffiliated third party. Included in the purchase price was $1,600,149, which had been placed in a construction escrow for Phase II. As of September 30, 2000, the balance of the construction escrow was $1,076,568 and is included in restricted cash and $606,028 is recorded as construction in progress.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2000
(unaudited)

(8) Earnings per Share

Basic earnings per share ("EPS") are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of September 30, 2000, options to purchase 19,500 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding.

As of September 30, 2000, warrants to purchase 1,156,520 shares of common stock at a price of $12.00 per share had been issued, but not exercised. These warrants are of no value.

The weighted average number of common shares outstanding was 58,006,977 and 52,208,291 for the nine months ended September 30, 2000 and 1999, respectively.

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

The Company assesses and measures operating results on an individual property basis for each of its properties based on net property operations. Since all of the Company's properties exhibit highly similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities and offer similar degrees of risk and opportunities for growth, the properties have been aggregated and reported as one operating segment.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2000
(unaudited)

The property revenues, property net operations, and property assets of the reportable segments are summarized in the following tables as of September 30, 2000 and 1999, and for the nine-month periods then ended, along with a reconciliation to net income:
	2000	1999

Total property revenues	$ 109,919,793	84,713,988
Total property operating expenses	(34,102,601)	(28,267,721)
Mortgage interest	(25,040,956)	(18,032,843)

Net property operations	50,776,236	38,413,424

Interest income	1,720,195	3,705,402
Non property expenses:
Professional services	(408,816)	(376,847)
General and administrative	(3,038,151)	(894,914)
Advisor asset management fee	(2,413,500)	(2,575,000)
Depreciation and amortization	(19,626,779)	(14,213,565)
Acquisition cost expense	(128,908)	(513,805)
Merger consideration costs	(68,775,449)	-

Income (loss) before minority interest	$ (41,895,172)	23,544,695

Net investment properties	$ 917,354,721	866,322,801

(10) Commitments and Contingencies

In connection with a tax increment-financing district for three of the Company's properties, the Company is contingently liable for any shortfalls in the Tax Increment as defined. At September 30, 2000, the Company does not believe any shortfall under the Tax Increment will be due.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2000
(unaudited)

(11) Subsequent Events

In October 2000, the Company paid a distribution of $4,737,200 to its Stockholders.

On October 30, 2000, the Company secured debt on one of its previously unencumbered properties, Cub Foods, Buffalo Grove, Illinois. The loan amount was $3,650,000 and had an interest rate of 7.86% at closing, but adjusts monthly based on adjustments to the LIBOR 30-day rate index. The maturity date is October 2005.

On October 31, 2000, the Company acquired all of the LLC units held by the non-managing member of the Inland Joliet Commons, LLC for $5,164,280 using cash and cash equivalents.

The Company is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, limitations on the area in which the Company may acquire properties; risks associated with borrowings secured by the Company's properties; competition for tenants and customers; federal, state or local regulations; adverse changes in general economic or local conditions; competition for property acquisitions with third parties that have greater financial resources than the Company; inability of lessees to meet financial obligations; uninsured losses; risks of failing to qualify as a REIT.

On July 1, 2000, the Company became a self-administered real estate investment trust by completing its acquisition of Inland Real Estate Advisory Service, Inc., the Company's advisor (the "Advisor") and Inland Commercial Property Management, Inc., the Company's property manager (the "Manager"), through a merger in which two wholly owned subsidiaries of the Company were merged with and into the Advisor and the Manager, respectively, with the Advisor and the Manager the surviving entities (the "Merger"). As a result of the Merger, the Company issued to Inland Real Estate Investment Corporation, the sole shareholder of the Advisor ("IREIC"), and The Inland Property Management Group, Inc., the sole shareholder of the Manager ("TIPMG"), an aggregate of 6,181,818 shares of the Company's common stock valued at $11 per share, or approximately 10% of the Company's common stock taking into account such issuance. The expense of these shares and additional costs relating to the Merger are reported as an operational expense on the Company's Consolidated Statements of Operations and are included in the Company's calculation of Funds from Operations.

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and short-term investments. Cash and cash equivalents at September 30, 2000 and December 31, 1999 were $7,559,980 and $19,424,343, respectively. The decrease in cash and cash equivalents since December 31, 1999 resulted primarily from the use of cash resources to purchase and upgrade properties, pay distributions, repurchase shares through the Share Repurchase Program and payoff debt. Partially offsetting the decrease in cash and cash equivalents was additional proceeds received through the Company's Distribution Reinvestment Program ("DRP") and loan proceeds received on previously unencumbered properties. The Company intends to use cash and cash equivalents to purchase additional properties, to pay distributions and for working capital requirements. The source of future cash for investing in properties will be from financing obtained on currently unencumbered properties and proceeds from the Company's DRP.

As of September 30, 2000, the Company had acquired 119 properties. The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. Distributions declared for the nine months ended September 30, 2000 were $38,661,216 or $.67 per weighted average common stock shares outstanding, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year-end. Effective November 1, 2000, the Company will increase the distribution payable to stockholders in December 2000 from $.89 to $.92 per annum on weighted average shares.

The Company restated its previously filed quarterly reports on Form 10-Q for the three months ended March 31, 2000 and for the six months ended June 30, 2000, as filed with the Securities and Exchange Commission on May 12, 2000 and August 11, 2000, respectively. The restatement was done to correct an accounting error in the Company's real estate tax and common area maintenance accrual calculations. Accordingly, previously reported additional rental income was revised for the three months ended March 31, 2000 and the three and six months ended June 30, 2000. The revision, after adjusting for minority interest, decreased net income from $8,366,383 to $5,522,734, and decreased net income per share from $.15 to $.10, for the three months ended March 31, 2000. The revision, after adjusting for minority interest, decreased net income from $10,576,271 to $10,044,445 and $18,942,654 to $15,567,179, and decreased net income per share from $.19 to $.18 and $.34 to $.28 for the three and six months ended June 30, 2000, respectively. The restatements had no effect on the results being reported for the three and nine months ended September 30, 2000.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased from $47,604,644 for the nine months ended September 30, 1999 to $32,394,072 for the nine months ended September 30, 2000. This decrease was primarily a result of a decrease in other assets, accrued real estate taxes, other liabilities, and due to Affiliates. This decrease was partially offset by an increase in depreciation and accounts and rents receivable. As of September 30, 2000, the Company had acquired 119 properties, as compared to 112 properties as of September 30, 1999. Included in the net cash provided by operating activities for the nine months ended September 30, 2000 are the expenses and additional costs relating to the Merger.

Cash Flows from Investing Activities

The Company used $29,025,550 in cash for investing activities for the nine months ended September 30, 2000 as compared to $234,417,327 for the nine months ended September 30, 1999. The decrease in cash used is due primarily to the Company purchasing four additional properties during the nine months ended September 30, 2000, as compared to twenty-five additional properties during the nine months ended September 30, 1999.

Cash Flows from Financing Activities

For the nine months ended September 30, 2000, the Company used $15,232,885 of cash flows from financing activities as compared to generating $105,455,856 for the nine months ended September 30, 1999. This decrease was due primarily to a decrease in loan proceeds received as a result of the decrease in the number of properties purchased during the nine months ended September 30, 2000 of $20,204,320, as compared to loan proceeds received during the nine months ended September 30, 1999 of $127,254,000. This decrease was also due to a decrease in proceeds from the offering and an increase in shares repurchased. This decrease was partially offset by a decrease in principal payments and payoffs of debt for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

Results of Operations

At September 30, 2000, the Company owned 25 single-user retail properties, 74 Neighborhood Retail Centers and 20 Community Centers. Rental and additional rental income increased for the three and nine months ended September 30, 2000, as compared to the three and nine months ended September 30, 1999, due to the purchase of additional properties in 2000 and a full nine months of operations on properties acquired during 1999. As of September 30, 2000, the Company had acquired 119 properties, as compared to 112 properties as of September 30, 1999. The purchase of additional properties also resulted in increases in net investment properties, property operating expenses to non-affiliates and depreciation expense.

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

Interest income decreased for the three and nine months ended September 30, 2000, as compared to the three and nine months ended September 30, 1999, due to a decrease in investing cash and cash equivalents in short-term investment instruments due to the use of cash resources to purchase and upgrade properties, pay distributions, repurchase shares through the Share Repurchase Program and payoff debt.

Other income increased for the three and nine months ended September 30, 2000, as compared to the three and nine months ended September 30, 1999, due to the Company receiving dividend income on the investment in securities held by the Company. The Company began to purchase the investment in securities during July 1999. The Company had purchased a total of approximately $11,360,000 of investment in securities, of which approximately $1,228,000 was sold as of September 30, 2000. Also included in other income for the nine months ended September 30, 2000 is a one-time lease termination fee of $500,000 received upon termination of a lease at one of the Company's properties. The Company has signed a lease for this space and has begun receiving rent from the new tenant.

Professional services to Affiliates increased for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, due to services required on the increased number of investment properties and for services required for the preparation of the merger. Professional services to non-affiliates decreased for the three and nine months ended September 30, 2000, as compared to the three and nine months ended September 30, 1999, due to a decrease in properties considered for acquisition.

General and administrative expenses to Affiliates decreased for the three and nine months ended September 30, 2000, as compared to the three and nine months ended September 30, 1999, due to a reclassification of expenses from Affiliates to non-affiliates, as of July 1, 2000, the date of the Merger. General and administrative expenses to non-affiliates increased for the three and nine months ended September 30, 2000, as compared to the three and nine months ended September 30, 1999, due to a reclassification of expenses from Affiliates to non-affiliates, as of July 1, 2000, the date of the Merger. In addition, as a result of the Merger, the Company is now incurring additional general and administrative expenses related to the self-administration of the Company.

General and administrative expenses - bad debt expense increased for the three and nine months ended September 30, 2000, as compared to the three and nine months ended September 30, 1999, due primarily to the increase in the allowance for doubtful accounts for the three and nine months ended September 30, 2000. The allowance was increased due to the increased number of investment properties.

For the nine months ended September 30, 2000, Advisor asset management fees were $2,413,500, as compared to $2,575,000 for the nine months ended September 30, 1999. As of July 1, 2000, the date of the Merger, the net effect of these fees on a consolidated basis is zero.

For the nine months ended September 30, 2000, property operating expenses to Affiliates were $3,044,834, as compared to $3,392,834 for the nine months ended September 30, 1999. This decrease is due to no management fees incurred on or after July 1, 2000, the date of the Merger.

Mortgage interest and accrued interest payable to non-affiliates increased for the three and nine months ended September 30, 2000, as compared to the three and nine months ended September 30, 1999, due to an increase in mortgages payable on additional properties purchased to approximately $456,393,000 from approximately $422,297,000. This increase is also due to an increase in the interest rates charged on the variable rate debt.

Acquisition cost expenses to Affiliates and non-affiliates decreased for the three and nine months ended September 30, 2000, as compared to the three and nine months ended September 30, 1999, due to the decrease in properties being considered for acquisition by the Company.

Year 2000 Issues

As part of its year 2000 readiness plan, the Company had identified three areas for compliance efforts: business computer systems, tenants and suppliers and non-information technology systems. The Company has not experienced any problems relating to year 2000 issues in any of these areas. Total costs associated with year 2000 readiness were not material.

New Accounting Pronouncements

During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Currently, the pronouncement is not expected to have an impact on the Company.

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
	Nine months ended	Nine months ended
	September 30, 2000	September 30, 1999

Net income (loss)	$ (42,050,223)	23,606,800
Depreciation, net of minority interest	18,461,990	13,648,957

Funds From Operations (1)	(23,588,233)	37,255,757
Merger consideration costs	68,775,449	-
Adjusted Funds From Operations (2)	45,187,216	37,255,757
Deferred rent receivable, net of minority interest (3)	(2,621,727)	(1,713,490)
Rental income received under master lease agreements, net of minority interest (4)	1,095,516	1,157,511

Funds available for distribution	$ 43,596,579	36,633,658

Funds From Operations per common share, basic and Diluted	$ (.41)	.71

Adjusted Funds From Operations per common share, basic and diluted	$ .78	.71

Weighted average common stock shares outstanding	58,006,977	52,208,291

  FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

  Adjusted FFO is FFO adjusted for merger consideration costs. Management believes that this adjustment to FFO will enhance the reader's comprehension of the impact of the Merger to the Company.

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
	Gross
	Leasable
	Area	03/31/99	06/30/99	09/30/99	12/31/99	03/31/00	06/30/00	09/30/00	12/31/00
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Ameritech, Joliet, IL	4,504	100	100	100	100	100	100	100
Antioch Plaza, Antioch, IL	19,810	68	68	67	67	52	52	52
Aurora Commons, Aurora, IL	127,302	94	94	94	93	93	93	95
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100	100	100
Bally's Total Fitness, St Paul, MN	43,000	N/A	N/A	100	100	100	100	100
Baytowne Square, Champaign, IL	118,842	97	97	98	97	97	96	96
Bergen Plaza, Oakdale, MN	270,283	97	97	97	97	98	99	99
Berwyn Plaza, Berwyn, IL	18,138	100	100	100	26	26	26	26(b)
Burnsville Crossing, Burnsville, MN	91,015	N/A	N/A	100	100	99	100	100
Byerly's Burnsville, Burnsville, MN	72,365	N/A	N/A	84	84	84	84	100
Calumet Square, Calumet City, IL	39,936	100	100	100	100	100	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100	100	100
Chatham Ridge, Chicago, IL	175,774	N/A	N/A	N/A	N/A	100	100	100
Chestnut Court, Darien, IL	170,027	86	95	95	95	95	95	97
Circuit City, Traverse City, MI	21,337	100	100	100	100	100	100	100
Cliff Lake Centre, Eagan, MN	74,215	N/A	N/A	72	88	79	88	95(b)
Cobblers Crossing, Elgin, IL	102,643	92	92	98	100	100	98	98
Crestwood Plaza, Crestwood, IL	20,044	100	68	68	68	100	100	100
Cub Foods, Buffalo Grove, IL	56,192	N/A	100	100	100	100	100	100
Cub Foods, Indianapolis, IN	67,541	100	100	100	100	100	100	100
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100	100	100
Dominick's, Hammond, IN	71,313	N/A	100	0	0	0	0	0(b)
Dominick's, Highland Park, IL	71,442	100	100	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	100	100	100	100	100	100	100
Downers Grove Mkt, Downers Grove, IL	104,449	100	100	100	100	100	100	100
Eagle Country Market, Roselle, IL	42,283	100	100	100	100	100	100	100
Eagle Crest, Naperville, IL	67,632	100	94	94	94	92	92	92

	Gross
	Leasable
	Area	03/31/99	06/30/99	09/30/99	12/31/99	03/31/00	06/30/00	09/30/00	12/31/00
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Eagle Ridge Center, Lindenhurst, IL	56,142	N/A	100	100	100	100	100	100
Eastgate Shopping Center, Lombard, IL	132,475	87	91	92	92	93	94	93
Edinburgh Festival, Brooklyn Park, MN	91,536	100	100	100	100	100	100	100
Elmhurst City Center, Elmhurst, IL	39,481	100	100	66	62	62	62	62
Fairview Hts. Plaza, Fairview Hts., IL	167,491	78	78	78	78	78	78	78(b)
Fashion Square, Skokie, IL	84,580	100	100	100	81	81	81	81(b)
Gateway Square, Hinsdale, IL	40,170	96	96	96	100	96	96	91
Goodyear, Montgomery, IL	12,903	77	77	77	28	28	28	28(b)
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	100	100	100	100
Hartford Plaza, Naperville, IL	43,762	100	100	100	100	100	100	100
Hawthorn Village, Vernon Hills, IL	98,806	100	100	100	100	100	99	99(b)
Hickory Creek Market, Frankfort, IL	35,451	N/A	N/A	88	65	82	100	100
High Point Center, Madison, WI	85,399	94	82	87	92	89	82	82(b)
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	100	100	100
Iroquois Center, Naperville, IL	140,981	73	65	66	69	67	73	73(b)
Joliet Commons, Joliet, IL	158,922	97	97	93	96	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	N/A	N/A	N/A	N/A	100	100	100
Lake Park Plaza, Michigan City, IN	229,639	74	74	73	71	73	73	74(b)
Lansing Square, Lansing, IL	233,508	98	98	98	98	98	99	99(b)
Lincoln Park Place, Chicago, IL	10,678	60	60	60	60	60	60	100
Loehmann's Plaza, Brookfield, WI	107,952	100	100	100	100	84	84	84(b)
Mallard Crossing, Elk Grove Village, IL	82,929	97	97	98	97	97	29	29
Maple Grove Retail, Maple Grove, MN	79,130	N/A	N/A	81	100	81	81	91(b)
Maple Park Place, Bolingbrook, IL	220,095	99	97	97	97	97	98	100
Maple Plaza, Downers Grove, IL	31,298	100	100	100	87	83	87	96
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	68,056	100	100	100	96	96	91	91(b)
Nantucket Square, Schaumburg, IL	56,981	100	100	100	100	100	100	99
Naper West, Naperville, IL	164,812	91	92	92	93	92	92	92
Niles Shopping Center, Niles, IL	26,109	100	100	100	87	100	100	100
Oak Forest Commons, Oak Forest, IL	108,330	100	100	98	97	100	100	99(b)
Oak Forest Commons III, Oak Forest, IL	7,424	N/A	72	72	82	62	62	50(b)

	Gross
	Leasable
	Area	03/31/99	06/30/99	09/30/99	12/31/99	03/31/00	06/30/00	09/30/00	12/31/00
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Oak Lawn Town Center, Oak Lawn, IL	12,506	N/A	100	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	100	97	97	97	94	94	86(b)
Orland Park Retail, Orland Park, IL	8,500	100	100	36	36	36	100	100
Park Center Plaza, Tinley Park, IL	193,179	72	84	84	72	90	92	93(a)
Park Place Plaza, St. Louis Park, MN	84,999	N/A	N/A	100	100	100	100	100
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100	100	100
Party City, Oakbrook Terrace, IL	10,000	100	100	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	N/A	N/A	N/A	93	93	93	93(a)
Plymouth Collection, Plymouth, MN	40,815	100	100	100	100	100	100	100
Prairie Square, Sun Prairie, WI	35,755	83	83	83	83	81	77	77(b)
Prospect Heights, Prospect Heights, IL	28,080	92	15	15	25	25	25	25(b)
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100	100	100
Quarry Retail, Minneapolis, MN	273,648	N/A	N/A	99	99	99	99	99
Randall Square, Geneva, IL	216,973	N/A	87	82	94	93	93	99
Regency Point, Lockport, IL	54,911	97	97	97	98	100	100	100
Riverdale Commons, Coon Rapids, MN	168,277	N/A	N/A	98	99	97	100	100
Riverdale Outlot, Coon Rapids, MN	6,566	N/A	N/A	N/A	N/A	100	100	100
Riverplace Center, Noblesville, IN	74,414	100	100	100	94	94	94	94
Riversquare Center, Naperville, IL	58,556	95	95	87	76	71	67	73(b)
Rivertree Court, Vernon Hills, IL	298,862	99	99	99	99	99	99	99
Rose Naper Plaza East, Naperville, IL	11,658	N/A	N/A	N/A	N/A	100	100	100
Rose Naper Plaza West, Naperville, IL	14,335	N/A	N/A	100	100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100	100	100
Salem Square, Countryside, IL	112,310	97	97	97	93	93	93	97
St. James Crossing, Westmont, IL	49,994	91	91	91	83	90	94	94(b)
Schaumburg Plaza, Schaumburg, IL	61,485	93	93	93	93	90	93	93
Schaumburg Prom, Schaumburg, IL	91,831	N/A	N/A	N/A	100	100	100	100
Sears, Montgomery, IL	34,300	100	100	100	100	100	100	100
Sequoia Shopping Ctr, Milwaukee, WI	35,407	100	100	100	93	93	80	80(b)
Shingle Creek, Brooklyn Center, MN	39,456	N/A	N/A	66	73	75	75	83(b)
Shops/Coopers Grv, Ctry Club Hills, IL	72,518	100	100	100	100	23	23	20
Shoppes of Mill Creek, Palos Park, IL	102,406	98	98	96	97	98	94	96
Shorecrest Plaza, Racine, WI	91,244	89	89	89	89	89	87	87

	Gross
	Leasable
	Area	03/31/99	06/30/99	09/30/99	12/31/99	03/31/00	06/30/00	09/30/00	12/31/00
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Six Corners, Chicago, IL	80,650	88	90	90	89	89	89	86(b)
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100	100	100
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	95	95	100	97	97	97	97
Staples, Freeport, IL	24,049	100	100	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	70,529	N/A	N/A	N/A	100	93	90	90
Summit of Park Ridge, Park Ridge, IL	33,252	93	88	88	84	88	98	98
Terramere Plaza, Arlington Heights, IL	40,965	86	86	86	79	79	79	89(b)
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100	100	100
United Audio Center, Schaumburg, IL	9,988	N/A	N/A	100	100	100	100	100
Walgreens, Decatur, IL	13,500	100	100	100	100	100	100	100
Walgreens, Woodstock, IL	15,856	100	100	100	100	100	100	100
Wauconda Shopping Ctr, Wauconda, IL	31,357	100	100	100	92	100	100	100
Western and Howard, Chicago, IL	12,784	100	100	100	38	38	38	38(b)
West River Crossing, Joliet, IL	32,540	N/A	N/A	87	87	74	96	96
Wilson Plaza, Batavia, IL	11,160	100	100	100	100	100	100	100
Winnetka Commons, New Hope, MN	42,415	100	100	100	100	100	100	100
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100	100	100	100	100	100	100
Woodfield Comm E/W, Schaumburg, IL	207,583	89	86	86	95	95	95	100
Woodfield Plaza, Schaumburg, IL	177,160	97	97	82	82	82	82	82(a)
Woodland Commons, Buffalo Grove, IL	170,070	100	99	97	97	98	99	99
Woodland Heights, Streamwood, IL	120,436	81	81	81	81	82	82	82
Zany Brainy, Wheaton, IL	12,499	100	100	100	100	100	100	100

	9,246,118

  As part of the purchase of these properties the Company receives rent under master lease agreements on the space which was vacant at the time of the purchase which results in economic occupancy ranging from 99% to 100% at September 30, 2000 for each of these centers. The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased.

  The Company received rent from tenants who have vacated but are still obligated under their lease terms which results in economic occupancy ranging from 62% to 100% at September 30, 2000 for each of these centers.

Subsequent Events

In October 2000, the Company paid a distribution of $4,737,200 to its Stockholders.

On October 30, 2000, the Company secured debt on one of its previously unencumbered properties, Cub Foods, Buffalo Grove, Illinois. The loan amount was $3,650,000 and had an interest rate of 7.86% at closing, but adjusts monthly based on adjustments to the LIBOR 30-day rate index. The maturity date is October 2005.

On October 31, 2000, the Company acquired all of the LLC units held by the non-managing member of the Inland Joliet Commons, LLC for $5,164,280 using cash and cash equivalents.

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

Approximately $108,568,000, or 24% of the Company's mortgages payable at September 30, 2000, have variable interest rates averaging 8.0%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

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