Form 10-K405
period 2000-12-31
INLAND REAL ESTATE CORP
filed 2001-03-30
CIK 923284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   For The Fiscal Year Ended December 31, 2000

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
Common Stock, $.01 par value                            None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 28, 2001, the aggregate market value of the Shares of Common Stock held by of the registrant was $692,255,872.

As of March 28, 2001, there were 62,932,352 Shares of Common Stock outstanding.

Documents Incorporated by Reference: Portions of the Registrant's proxy statement for the annual shareholders meeting to be held in 2001 are incorporated by reference into Part III.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)


                                TABLE OF CONTENTS



                                                                            Page

                                     Part I

Item 1.        Business                                                        3

Item 2.        Properties                                                      6

Item 3.        Legal Proceedings                                              17

Item 4.        Submission of Matters to a Vote of Security Holders            17

                                     Part II

Item 5.        Market for Registrant's Common Equity
                  and Related Stockholder Matters                             17

Item 6.        Selected Financial Data                                        18

Item 7.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                          20

Item 7(a).     Quantitative and Qualitative Disclosures About Market Risk     31

Item 8.        Financial Statements and Supplementary Data                    32

Item 9.        Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         63

                                    Part III

Item 10.       Directors and Executive Officers of the Registrant             63

Item 11.       Executive Compensation                                         63

               Security Ownership of Certain Beneficial Owners and
Item 12.          Management                                                  63

Item 13.       Certain Relationships and Related Transactions                 63

                                     Part IV

Item 14.       Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                                 64

SIGNATURES                                                                    67

                                     PART I

ITEM 1. BUSINESS

GENERAL

Inland Real Estate Corporation (the "Company") was formed on May 12, 1994 under Maryland law. The Company has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, which means that subject to satisfying certain tests set forth in the Code and the rules and regulations thereunder, the Company generally will not be subject to federal corporate income tax on any of its net income which is distributed currently to the shareholders.

The Company is in the business of acquiring "Neighborhood Retail Centers" (gross leasable areas ranging from 5,000 to 150,000 square feet) and "Community Centers" (gross leasable areas ranging from 150,000 to 300,000 square feet) located within a 400-mile radius of the headquarters located in Oak Brook, Illinois. In addition, the Company may, from time to time, acquire single user: retail properties located throughout the United States. The Company may also construct or develop properties and render services in connection with developing and constructing projects. As of December 31, 2000, the Company had ownership interests in 120 investment properties comprised of:

     - Seventy-seven Neighborhood Retail Centers totaling approximately 4,500,000 gross leasable square feet;

     - Nineteen Community Centers totaling approximately 3,800,000 gross leasable square feet;

     - Twenty-four single user retail properties totaling approximately 1,000,000 gross leasable square feet.

During the year ended December 31, 2000, the Company completed the acquisition of Inland Real Estate Advisory Services, Inc., the former advisor, and Inland Commercial Property Management, Inc., the former property manager (the "Merger"). Each of these entities was merged into subsidiaries that are wholly owned by the Company. The Company issued an aggregate of 6,181,818 shares of its common stock valued at $11.00 per share to Inland Real Estate Investment Corporation and The Inland Property Management Group, Inc. As a result of the merger, the Company is now "self-administered." The Company no longer pays advisory or property management fees but instead has hired an internal staff to perform these tasks. Therefore, the financial results for prior years are not comparable to the results for the year ended December 31, 2000.

The Company generally limits its indebtedness to an amount not to exceed fifty percent (50%) of the combined fair market value of its investment properties, as determined by appraisal at the time of financing. Further, the Company is limited by its organizational documents from incurring indebtedness exceeding three hundred percent (300%) of "net assets" as defined in the organizational documents. As of December 31, 2000, the Company had borrowed a total of approximately $467,766,000, of which approximately $120,051,000 bears interest at variable rates. Indebtedness at December 31, 2000 was approximately 47% of the Company's book value of its investment properties.

The Company competes with numerous other properties in attracting tenants. Some of the competing properties may be newer, better located or owned by parties that are better capitalized. The Company believes that its investment properties will continue to attract tenants on a competitive basis.

The Company's business is not seasonal. The Company competes on the basis of rental rates and property operations with similar types of properties located in the vicinity of its investment properties. The Company has no real property investments located outside of the United States. The Company does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of its business or financial results taken as a whole. As of December 31, 2000, the Company employed a total of fifty-three people, none of whom are represented by a union.

The Company reviews and monitors compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 2000, the Company did not incur any material capital expenditures for environmental control facilities nor does it anticipate making any such expenditures for the year ending December 31, 2001.

Currently, the tenant occupying the largest amount of square feet in the aggregate is Dominick's Finer Food, Inc. (a division of Safeway Inc.), which occupies approximately 685,473 square feet pursuant to ten separate leases, or approximately 7.17% of the total gross leasable area owned by the Company. Annualized base rental income of these ten leases is projected to be $8,133,026 for the year ended December 31, 2001, or approximately 8.06% of the total annualized base rental income projected for the entire portfolio. The tenant occupying the next largest amount of square feet in the aggregate is Jewel Food Stores, Inc. (a division of Albertson's Inc.), which occupies approximately 395,996 square feet pursuant to six separate leases, or approximately 4.14% of the total gross leasable area owned by the Company. Annualized base rental income of these six leases is projected to be $3,945,119 for the year ended December 31, 2000, or approximately 3.9% of the total annualized base rental income projected for the entire portfolio.

During the year ended December 31, 2000, the Company acquired five additional investment properties aggregating approximately 335,000 square feet for approximately $43,223,000. The investment properties purchased ranged in size from a 10,000 square foot single-user up to a 175,730 square foot community center anchored by a Cub Foods Store, Inc. All but one of the investment properties is located in the greater Chicago area. One property is located in Minnesota.

The Company intends to continue to acquire new investment properties of the type previously described in this Item 1, utilizing its cash resources as well as acquisition indebtedness. The Company is also exploring additional growth strategies including participating in joint ventures with institutional investors such as pension funds where by the Company would acquire and manage a pool of properties funded primarily with capital provided by the institutional investor.

JOINT VENTURES

The accompanying consolidated financial statements include the accounts of the Company, Inland Joliet Commons, LLC, Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (collectively the "LLCs"). Due to the Company's ability as managing member to directly control the LLCs, they are consolidated for financial reporting purposes. The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements. The accompanying consolidated financial statements also include the accounts of the Company's wholly owned subsidiaries, the Advisor and Manager.

In October 1998, the Company formed the Inland Joliet Commons, LLC, an Illinois limited liability company, with an unaffiliated third party. The Company contributed approximately $52,000 for a 1% interest and the third party contributed the Joliet Commons Shopping Center Phase I, with a fair market value of approximately $19,733,000 and debt of approximately $14,569,000 for a 99% interest. The Company is the managing member of the Inland Joliet Commons, LLC. On October 31, 2000, the non-managing member tendered all of its 469,480 units to the Company for a cash payment of approximately $5,164,000, an amount equal to the non-managing member's equity in the property at the time the property was contributed to the LLC.

In September 1999, the Company formed the Inland Ryan, LLC, a Delaware limited liability company, with an unaffiliated third party, which then purchased nine shopping centers. The Company contributed approximately $76,720,000 for an approximate 77% interest in the Inland Ryan, LLC. The third party contributed nine properties with a fair market value of approximately $99,427,000, debt of approximately $65,500,000 and received a cash payment of approximately $11,175,000 from the Company for an approximate 23% interest. The Company is the managing member of the Inland Ryan, LLC. The non-managing members have a right on or after January 1, 2001 to tender up to 50% of its interest in the Inland Ryan, LLC to the Company for a cash payment of approximately $13,000,000. The non-managing members' remaining interest may be tendered to the Company on or after June 30, 2002. If the non-managing members have not tendered all of its interest by August 31, 2004, then at any time after that date, the Company, at its sole and exclusive option, may require the tender of all remaining interests of the non-managing members. Generally, profit and loss allocations and distributions from operations of the properties owned by the Inland Ryan, LLC are made in accordance with the respective ownership interests of each member.

During the year ended December 31, 2000, the Company and the non-managing members entered into three amendments to the LLC agreement to reflect various transactions with individual members of Inland Ryan, LLC. In aggregate, these amendments had no effect on the Company's and the non-managing members' interest in Inland Ryan, LLC which remains at approximately 77% and 23%, respectively.

In September 1999, the Company formed the Inland Ryan Cliff Lake, LLC, a Delaware limited liability company, with the Inland Ryan, LLC in order to comply with covenants of an assumed mortgage. The Company contributed approximately $6,000 in cash for a 1% interest in the Inland Ryan Cliff Lake, LLC. The Inland Ryan, LLC contributed one property with a fair market value of approximately $5,554,000 and debt of approximately $5,134,000 to the LLC for an approximate 99% interest. The Company is the managing member of the Inland Ryan Cliff Lake, LLC. The non-managing member (third party seller) has a right on or after January 1, 2001 to tender up to 50% of its interest in the Inland Ryan, LLC to the managing member for a cash payment. The remaining interest may be tendered to the managing member on or after June 30, 2002. If the non-managing member has not tendered all of its interest by August 31, 2004, then at any time after that date, the managing member, at its sole and exclusive option, may require the tender of all remaining non-managing member interests. Generally, profit and loss allocations and distributions are made in accordance with stated ownership interests.

ITEM 2. PROPERTIES

As of December 31, 2000, the Company and its subsidiaries have acquired fee ownership or an ownership interest in 120 investment properties, including 24 single-user retail properties, 77 Neighborhood Retail Centers and 19 Community Centers. The Company owns investment properties in Illinois, Wisconsin, Indiana, Minnesota, Michigan and Ohio. Tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

                         Gross
                        Leasable              Year        Mortgages    Current                                 Lease
                          Area      Date     Built/       Payable at   No. of                                Expiration
      Property          (Sq Ft)     Acq.    Renovated     12/31/00     Tenants        Anchor Tenants*           Date
---------------------   --------  -------  ----------  -------------  ---------  ------------------------  -------------
  Single-User Retail Properties
  -----------------------------

Walgreens                13,500    01/95      1988        $  685,204     1      Walgreen Co.                   2028
  Decatur, IL

Zany Brainy                                                                     Children's Concept,
  Wheaton, IL            12,499    07/96      1995         1,245,000     1      Inc. d/b/a Zany                2005
                                                                                Brainy
Ameritech
  Joliet, IL              4,504    05/97      1995           522,375     1      Verizon Wireless               2005

Dominick's                                                                      Byerly's Food of Illinois,
  Schaumburg, IL         71,400    05/97      1996         5,345,500     1      Inc.                           2021
                                                                                d/b/a Dominick's
                                                                                 Finer Food, Inc.

Dominick's                                                                      Dominick's Finer Food,
  Highland Park, IL      71,442    06/97      1996         6,400,000     1      Inc.                           2021

Dominick's
  Glendale Heights, IL   68,879    09/97      1997         4,100,000     1      Dominick's Finer Food,
                                                                                Inc.                           2017

Party City
  Oakbrook Terrace, IL   10,000    11/97      1985           987,500     1      Party City Corporation         2007

Eagle Country Market
  Roselle, IL            42,283    11/97      1990         1,450,000     1      Eagle Food Centers, L.P.       2011

Dominick's                                                                      Dominick's Finer Food,
  West Chicago, IL       78,158    01/98      1990         3,150,000     1      Inc.                           2010

Walgreens
  Woodstock, IL          15,856    06/98      1973           569,610     1      Walgreen Co.                   2030

Bakers Shoes
  Chicago, IL            20,000    09/98      1891               N/A     1      Edison Brothers Apparel        2003

Staples                                                                         Staples, The Office
  Freeport, IL           24,049    12/98      1998         1,480,000     1        Superstore East, Inc.        2013

Carmax                                                                          Circuit City Stores,
  Schaumburg, IL         93,333    12/98      1998         7,260,000     1      Inc.                           2021

Carmax                                                                          Circuit City Stores,
  Tinley Park, IL        94,518    12/98      1998         9,450,000     1      Inc.                           2021

                                                                                Hollywood
Hollywood Video                                                                 Entertainment
  Hammond, IN             7,488    12/98      1998           740,000     1      Corporation                    2013

Circuit City                                                                    Circuit City Stores,
  Traverse City, MI      21,337    01/99      1998         1,603,000     1      Inc.                           2021

Cub Foods                                                                       Innsbruck Investments,
  Plymouth, MN           67,510    03/99      1991         2,732,000     1      Inc.                           2006

Cub Foods
  Indianapolis, IN       67,541    03/99      1991         2,867,000     1      Goldmark, Inc.                 2011


                         Gross
                        Leasable              Year        Mortgages    Current                                 Lease
                          Area      Date     Built/       Payable at   No. of                                Expiration
      Property          (Sq Ft)     Acq.    Renovated     12/31/00     Tenants        Anchor Tenants*           Date
---------------------   --------  -------  ----------  -------------  ---------  ------------------------  -------------
  Single-User Retail Properties, cont.
  ------------------------------------

Eagle Ridge Center       56,142    04/99     1998      $  3,000,000      1      Eagle Food Centers #072        2021
  Lindenhurst, IL

Dominick's
  Hammond, IN            71,313    05/99     1999         4,100,000      1      None

Cub Foods
  Buffalo Grove, IL      56,192    06/99     1999         3,650,000      1      Supervalue-Buffalo Grove       2021

                                                                                Tweeter Home
United Audio Center                                                             Entertainment
  Schaumburg, IL          9,988    09/99     1998         1,240,000      1        Group, Inc.                  2013

                                                                                Scandinavian U.S. Swim
Bally's Total Fitness                                                             & Fitness, Inc.
  St. Paul, MN           43,000    09/99     1998         3,145,300      1      d/b/a Bally Total Fitness      2011

Riverdale Commons
Outlot
   Coon Rapids, MN        6,566    03/00     1999               N/A      1      Tom & Ben's, Inc.              2010

  Neighborhood Retail Centers
  ---------------------------

Eagle Crest
  Naperville, IL         67,632    03/95     1991         2,350,000     12      Eagle Food Centers, Inc.       2014

Goodyear
  Montgomery, IL         12,903    09/95     1991           630,000      2      Merlin Corporation             2007
                                                                                  Goodyear Tire & Rubber
                                                                                  Co.                          2006
Hartford Plaza
  Naperville, IL         43,762    09/95     1995         2,310,000      8      Blockbuster Videos, Inc.       2005

                                                                                Nuttco, Inc. d/b/a
Nantucket Square                                                                  Kathy's Hallmark             2001
  Schaumburg, IL         56,981    09/95     1980         2,200,000     19      SuperTrak Corporation          2003
                                                                                  The Dental Store, Ltd.       2006
Antioch Plaza
  Antioch, IL            19,810    12/95     1995           875,000      3      Blockbuster Videos, Inc.       2005
                                                                                  Tandy Corporation            2002
Mundelein Plaza
  Mundelein, IL          68,056    03/96     1990         2,810,000      7      Sears, Roebuck & Co.           2005

Regency Point                                                                   Bond Drug Co. of Illinois      2043
  Lockport, IL           54,841    04/96     1993/              N/A     19      Kin-ko Ace Stores, Inc.        2008
                                             1995
Prospect Heights
  Prospect Heights, IL   28,080    06/96     1985         1,095,000      5      None

Sears
  Montgomery, IL         34,300    06/96     1990         1,645,000      6      Sears, Roebuck & Co.           2005
                                                                                  Blockbuster Videos, Inc.     2003
Salem Square
  Countryside, IL       112,310    08/96     1973/        3,130,000      5      TJX Companies, Inc.            2004
                                             1985                               Marshalls of Countryside       2002

Hawthorn Village                                                                Dominick's Finer Food,
  Vernon Hills, IL       98,806    08/96     1979         4,280,000     22      Inc.                           2003
                                                                                Walgreen Co.                   2005

Six Corners                                                                     Chicago Health Clubs, Inc.     2010
  Chicago, IL            80,650    10/96     1966         3,100,000      8      Advocate Northside             2004

Spring Hill Fashion
Ctr
  West Dundee, IL       125,198    11/96     1985         4,690,000     18      TJ Maxx of Illinois, LLC       2006
                                                                                Michaels Stores, Inc.          2006

                         Gross
                        Leasable              Year        Mortgages    Current                                 Lease
                          Area      Date     Built/       Payable at   No. of                                Expiration
      Property          (Sq Ft)     Acq.    Renovated     12/31/00     Tenants        Anchor Tenants*           Date
---------------------   --------  -------  ----------  -------------  ---------  ------------------------  -------------
  Neighborhood Retail Centers, cont.
  ----------------------------------

Crestwood Plaza          20,044    12/96      1992       $   904,380      2     Entenmann's, Inc.              2002
  Crestwood, IL
                                                                                Mattress Giant
                                                                                Corporation                    2004
Park St. Claire
  Schaumburg, IL         11,859    12/96      1994           762,500      2     Verizon Wireless               2004
                                                                                Evenson Card Shop, Inc.        2001
Summit of Park Ridge
  Park Ridge, IL         33,252    12/96      1986         1,600,000     14     LePeep Restaurant, Inc.        2002
                                                                                Park Ridge Pizza, Inc.         2007

Grand and Hunt Club                                                             Helzberg's Diamond
  Gurnee, IL             21,222    12/96      1996         1,796,000      2      Shops, Inc.                   2006
                                                                                Super Crown Books Corp.        2007

Quarry Outlot
  Hodgkins, IL            9,650    12/96      1996           900,000      3     The Casual Male, Inc.          2006
                                                                                Helzberg's Diamond
                                                                                Shops, Inc.                    2006
                                                                                Noorruddin Sadruddin &
                                                                                   Farida Sadruddin
                                                                                d/b/a
                                                                                   Dunkin Donuts/Baskin
                                                                                   Robbins                     2006
Aurora Commons
  Aurora, IL            127,302    01/97      1988         8,776,181     24     Jewel Food Stores, Inc.        2009

Lincoln Park Place
  Chicago, IL            10,678    01/97      1990         1,050,000      2     Lechters Illinois, Inc.        2006
                                                                                Domicile Furniture             2006

Niles Shopping                                                                  J.C. Niles d/b/a
Center                                                                          Jennifer
  Niles, IL              26,109    04/97      1982         1,617,500      7     Convertibles                   2002
                                                                                Areawide Cellular LLC          2006
                                                                                Wolf Camera, inc.              2002
                                                                                H.W.J. Corporation             2008
                                                                                Quartersawn, Inc.              2001
Mallard Crossing
  Elk Grove
Village, IL              82,929    05/97      1993         4,050,000     10     None

Cobblers Crossing
  Elgin, IL             102,643    05/97      1993         5,476,500     16     Jewel Food Stores, Inc.        2013

Calumet Square
  Calumet City, IL       39,936    06/97      1967/        1,032,920       3    Aronson Furniture Co.          2005
                                              1994                              Trak Auto #245                 2004
Sequoia Shopping
Center
  Milwaukee, WI          35,407    06/97      1988         1,505,000     12     Kinko's, Inc.                  2004
                                                                                U.S. Postal Service            2006
                                                                                O'D & E, Inc. d/b/a
                                                                                Play It Again Sports           2001
River Square S/C
  Naperville, IL         58,556    06/97      1988         3,050,000     21     Salon Suites Limited           2005

Shorecrest Plaza                                                                Schultz Sav-O Stores, Inc.     2011
  Racine, WI             91,244    07/97      1977         2,978,000     12     Wisconsin Health &
                                                                                Fitness                        2006

Dominick's                                                                      Dominick's Finer Food,
  Countryside, IL        62,344    12/97      1975         1,150,000      1     Inc.                           2005

Terramere Plaza
  Arlington
Heights, IL              40,965    12/97      1980         2,202,500     18     None


                         Gross
                        Leasable              Year        Mortgages    Current                                 Lease
                          Area      Date     Built/       Payable at   No. of                                Expiration
      Property          (Sq Ft)     Acq.    Renovated     12/31/00     Tenants        Anchor Tenants*           Date
---------------------   --------  -------  ----------  -------------  ---------  ------------------------  -------------
  Neighborhood Retail Centers, cont.
  ----------------------------------

Wilson Plaza             11,160    12/97     1986       $   650,000      7      White Hen Pantry, Inc.         2002
  Batavia, IL                                                                   Henry Chao and Khorn Chao
                                                                                  d/b/a Dimples Donuts         2001
                                                                                Frank Hernandez d/b/a
                                                                                Riverside Liquors              2003

Iroquois Center
  Naperville, IL        140,981    12/97     1983         5,950,000     29      TB Naperville, Inc.            2008
                                                                                Naperville Total Fitness       2015
Fashion Square
  Skokie, IL             84,580    12/97     1984         6,200,000     15      Cost Plus, Inc.                2008
                                                                                Wilkerson Shoe
                                                                                Corporation                    2005
Shops at Coopers
Grove
  Country Club
Hills, IL                72,518    01/98     1991         2,900,000      7      None

Maple Plaza
  Downers Grove, IL      31,298    01/98     1988         1,582,500     10      J.C. Licht Co.                 2003
                                                                                Goodyear Tire & Rubber Co.     2003
                                                                                Copy Center, Inc.              2005
Orland Park Retail
  Orland Park, IL         8,500    02/98     1997           625,000      3      All Cleaners                   2003
                                                                                Amsleep, Inc.                  2003
                                                                                Marc Anthony Enterprises       2003
Wisner/Milwaukee
Plaza
  Chicago, IL            14,677    02/98     1994           974,725      4      Blockbuster Videos, Inc.       2003
                                                                                Giordano's Enterprises, Inc.   2004
                                                                                Spincycle, Inc.                2006
Homewood Plaza
  Homewood, IL           19,000    02/98     1993         1,013,201      3      Blockbuster Videos, Inc.       2003
                                                                                Super Trak Corporation         2004

Elmhurst City Center                                                            Bond Drug Co. of Illinois      2044
  Elmhurst, IL           39,481    02/98     1994         2,513,765      9      First Chicago                  2099
                                                                                Brown Group Retail, Inc.       2001

Shoppes of Mill Creek                                                           Jewel Companies, Inc.
  Palos Park, IL        102,406    03/98     1989               N/A     20      #3160                          2009

Prairie Square
  Sun Prairie, WI        35,755    03/98     1995         1,550,000     12      Brown Group Retail, Inc.       2001
                                                                                Blockbuster Videos, Inc.       2005
                                                                                Amie's, Inc.                   2003

Oak Forest Commons                                                              Dominick's Finer Food,
  Oak Forest, IL        108,330    03/98     1998         6,617,871     16      Inc.                           2017

Downers Grove Market                                                            Dominick's Finer Food,
  Downers Grove, IL     104,449    03/98     1998        10,600,000     14      Inc.                           2017

St. James Crossing
  Westmont, IL           49,994    03/98     1990         3,847,599     20      Nevada Bob's Pro Shops         2002
                                                                                Cafe Roma Ltd.
                                                                                Partnership                    2010

High Point Center                                                               Pier 1 Imports (U.S.),
  Madison, WI            85,944    04/98     1984         5,360,988     22      Inc.                           2005

Western & Howard                                                                Pearle Vision Center, Inc.     2005
  Chicago, IL            12,784    04/98     1985           992,681      3      Gap, Inc. #558                 2002
                                                                                Payless Shoe Source
                                                                                #2684                          2001
Wauconda Shopping
Ctr
  Wauconda, IL           31,157    05/98     1988         1,333,834      2      Sears, Roebuck & Co.           2006
                                                                                Spasso, Ltd.                   2005
Berwyn Plaza
  Berwyn, IL             18,138    05/98     1983           708,638      4      Tandy Corporation              2004


                         Gross
                        Leasable              Year        Mortgages    Current                                 Lease
                          Area      Date     Built/       Payable at   No. of                                Expiration
      Property          (Sq Ft)     Acq.    Renovated     12/31/00     Tenants        Anchor Tenants*           Date
---------------------   --------  -------  ----------  -------------  ---------  ------------------------  -------------
  Neighborhood Retail Centers, cont.
  ----------------------------------

Woodland Heights         120,436    06/98     1956      $  3,940,009     12     Jewel Food Stores #3268       2012
  Streamwood, IL
                                                                                U.S. Postal Service           2004
Schaumburg Plaza
  Schaumburg, IL          61,485    06/98     1994         3,908,082      6     Sears, Roebuck & Co.          2004
                                                                                Super Trak Corporation,
                                                                                Inc.                          2004
                                                                                Ulta 3 Cosmetics &
                                                                                Salon, Inc.                   2005

                                                                                APSCO Products Co., Inc.
Winnetka Commons                                                                d/b/a Big Wheel Auto
  New Hope, MN            42,415    07/98     1990         2,233,744     16        Stores                     2002

Eastgate Shopping Ctr
  Lombard, IL            132,145    07/98     1959         3,345,000     38     Schroeder Hardware, Inc.      2003
                                                                                State of Illinois, Dept. of
                                                                                Central Mgmt. Services        2002
Orland Greens
  Orland Park, IL         45,031    09/98     1984         2,132,000     12     Walgreen Co.                  2021
                                                                                PNS Stores, Inc.              2006

Two Rivers Plaza                                                                Two Rivers Plaza Toy
  Bolingbrook, IL         57,900    10/98     1994         3,658,000     11     Works, Inc.                   2005
                                                                                United Retail, Inc.
                                                                                d/b/a Sizes Unlimited         2007
                                                                                Marshalls of Bolingbrook      2010

Edinburgh Festival                                                              Knowlan's Super
  Brooklyn Park, MN       91,536    10/98     1997         4,625,000     13     Markets, Inc.
                                                                                                              2017
Riverplace Center
  Noblesville, IN         74,414    11/98     1992         3,323,000     10     Fashion Bug, Inc. #2724       2005
                                                                                Kroger Co.                    2004

Rose Plaza                                                                      Total Beverage
  Elmwood Park, IL        24,204    11/98     1997         2,008,000      3     Corporation                   2007
                                                                                St. Louis Bread Co., Inc      2008
                                                                                Sprint Com, Inc.              2003
Marketplace at 6
Corners
  Chicago, IL            117,000    11/98     1997        11,200,000      6     Jewel Food Stores, Inc.       2012
                                                                                Marshalls of Chicago          2013
Plymouth Collection
  Plymouth, MN            40,815    01/99     1999         3,441,000     10     Golf Galaxy, Inc.             2013
                                                                                James Slattery and
                                                                                Walter Bauer
                                                                                d/b/a Vintage Liquors         2008
                                                                                Paper Warehouse, Inc.         2008
Loehmann's Plaza
  Brookfield, WI         107,952    02/99     1985         6,643,000     26     Dickens Books, Ltd.           2005
                                                                                V. Richards Market, Inc.      2007
Baytowne Square
  Champaign, IL          118,842    02/99     1993         7,027,000     21     Staples, Inc.                 2010
                                                                                Berean Bookstore, Inc.        2003
                                                                                Petsmart, Inc.                2012
                                                                                Mil-Mar Shoe Co., Inc.        2006
                                                                                Factory Card Outlet of
                                                                                America, Ltd.                 2006
                                                                                R.J.S. Mgmt. Corp. d/b/a
                                                                                Jenny Craig Weight
                                                                                Loss Centre                   2002
                                                                                Dent Lease, Inc.              2002
                                                                                Buffalo Wild Wings            2010

Gateway Square                                                                  Malson Fabrics, Inc.
  Hinsdale, IL            40,170   03/99      1985         3,470,000     19     d/b/a Calico Corners          2005


                         Gross
                        Leasable              Year        Mortgages    Current                                 Lease
                          Area      Date     Built/       Payable at   No. of                                Expiration
      Property          (Sq Ft)     Acq.    Renovated     12/31/00     Tenants        Anchor Tenants*           Date
---------------------   --------  -------  ----------  -------------  ---------  ------------------------  -------------
  Neighborhood Retail Centers, cont.
  ----------------------------------

Oak Lawn Town Center     12,506    06/99     1999      $  1,200,000      4      Bed Mart, Inc.                2003
  Oak Lawn, IL                                                                  Starbucks Corporation         2008
                                                                                Hollywood Video #013959       2008
                                                                                Southwestern Bell
                                                                                Mobile Leader
                                                                                Communications                2003

Oak Forest Commons Ph III                                                       Star Consultants, Inc.        2004
   Oak Forest, IL         7,424    06/99     1999           552,700      2      Dollar Store Plus, Inc.       2004

Stuart's Crossing
  St. Charles, IL        85,633    07/99     1999               N/A      3      Jewel Food Stores, Inc.       2019

West River Crossing
  Joliet, IL             32,452    08/99     1999         2,806,700     13      Hollywood Video               2009
                                                                                Budget Golf                   2004
Hickory Creek
Marketplace
  Frankfort, IL          43,251    08/99     1999         3,108,300     16      Hallmark                      2005

Burnsville Crossing
  Burnsville, MN         91,015    09/99     1989         2,858,100     14      Petsmart, Inc.                2013
                                                                                Schneiderman's
                                                                                Furniture, Inc.               2009
Byerly's Burnsville
  Burnsville, MN         72,365    09/99     1988         2,915,900      7      Byerly's, Inc.                2008
                                                                                Zany Brainy, Inc. #516        2011
Cliff Lake Center
  Eagan, MN              74,215    09/99     1988         5,069,384      31     None

Park Place Plaza
  St. Louis Park, MN     84,999    09/99     1997         6,407,000      14     Petsmart, Inc.                2013
                                                                                Office Max, Inc.              2012
                                                                                SLB of Minnesota
Shingle Creek                                                                   d/b/a
  Brooklyn Center, MN    39,456    09/99     1986         1,735,000      18     Panera Bread Co.              2009

Maple Grove Retail
  Maple Grove, MN        79,130    09/99     1998         3,958,000      3      Fleming Companies, Inc.       2018

                                                                                Hollywood
Rose Plaza West                                                                 Entertainment Corp.           2007
  Naperville, IL         14,335    09/99     1997         1,382,000      5      P.J. Chicago LLC              2002
                                                                                Caribou Coffee Co., Inc.      2007
                                                                                Kay and Dale Smith
                                                                                d/b/a
                                                                                Elegante Salon                2003
                                                                                Signature Group, Inc.         2007
Schaumburg Promenade
  Schaumburg, IL         91,831    12/99     1999         9,650,000      5      Eastern Mountain Sports       2009
                                                                                Pier 1 Imports Store #856     2009
                                                                                DSW Shoe Warehouse            2009
                                                                                Linens and Things
                                                                                Store #418                    2015
Rose Plaza East
   Naperville, IL        11,658    01/00     1999         1,085,700      5      Starbucks Corporation         2008
                                                                                Borics of Indiana, Ltd.       2003
                                                                                Plus Signs & Banners, Inc.    2003
                                                                                Alpha Communications, Inc.    2003
                                                                                Kinko's, Inc.                 2008

                         Gross
                        Leasable              Year        Mortgages    Current                                 Lease
                          Area      Date     Built/       Payable at   No. of                                Expiration
      Property          (Sq Ft)     Acq.    Renovated     12/31/00     Tenants        Anchor Tenants*           Date
---------------------   --------  -------  ----------  -------------  ---------  ------------------------  -------------
  Neighborhood Retail Centers, cont.
  ----------------------------------
Joliet Commons Ph II     40,395    02/00     1999      $   2,400,000     3      Office Max, Inc.               2015
   Joliet, IL                                                                   Eddie Bauer, Inc.              2005
                                                                                Furniture Distributors of
                                                                                America, Inc. d/b/a
                                                                                Peppers Bedroom City           2005
Bohl Farm Marketplace
   Crystal Lake, IL      97,287    12/00     2000          7,833,000     14     Linens & Things, Inc.          2015
                                                                                Dress Barn, Inc.               2010
                                                                                Barnes & Noble
                                                                                Booksellers, Inc.              2014

  Community Centers
  -----------------

Lansing Square
  Lansing, IL            233,508   12/96      1991         8,150,000     18     Wal-Mart Stores, Inc.          2011
                                                                                Baby Superstore, Inc.          2006
                                                                                Office Max, Inc. #64           2008
Maple Park Place
  Bolingbrook, IL        220,095   01/97      1992         7,650,000     22     K-Mart Corporation             2020
                                                                                Supervalue-Bolingbrook         2017
Rivertree Court
  Vernon Hills, IL       298,862   07/97      1988        17,547,999     43     Best Buy Stores, L.P.          2011


Naper West                                                                      Douglas Audio Video
  Naperville, IL         164,812   12/97      1985         7,695,199     30     Centers, Inc.                  2002
                                                                                Newton Buying Corp.
                                                                                d/b/a TJ Maxx                  2004
Woodfield Plaza                                                                 Kohl's Dept. Stores, Onc.      2012
  Schaumburg, IL         177,160   01/98      1992         9,600,000      9     B. Dalton Bookseller, Inc.     2012

Lake Park Plaza
  Michigan City, IN      229,639   02/98      1990         6,489,618     15     Wal-Mart Stores, Inc.          2010

Chestnut Court
  Darien, IL             170,027   03/98      1987         8,618,623     24     Just Ducky, Ltd.               2003
                                                                                Stein Mart, Inc.               2008
Bergen Plaza
  Oakdale, MN            270,283   04/98      1978         9,141,896     35     Fleming Companies, Inc.        2009
                                                                                K-Mart Corporation             2003

Fairview Heights                                                                Richman Gordman d/b/a
Plaza                                                                           1/2 Price Store                2009
  Fairview Heights, IL                                                          Leewards Creative
                         167,491   08/98      1991         5,637,000      9     Crafts, Inc.                   2004
                                                                                Sports Authority, Inc.         2011

Woodfield Commons E/W                                                           Children's Bargain Town
  Schaumburg, IL         207,583  10/98       1973        13,500,000     20     USA, Inc.                      2006
                                              1975                              MTS, Inc. d/b/a
                                                                                Tower Records                  2009
                                              1997                              Comp USA, Inc.                 2012
                                                                                Cost Plus, Inc                 2008
                                                                                Party City Corporation         2008
                                                                                R & R Goldman Assoc.,
                                                                                Inc.                           2005

                                                                                Barnes and Noble               2006
Joliet Commons                                                                  Superstores, Inc.              2006
  Joliet, IL             158,922   10/98      1995        14,318,117     16     Cinemark USA, Inc.             2016
                                                                                Gap, Inc.                      2005
                                                                                Petsmart, Inc.                 2010

                         Gross
                        Leasable              Year        Mortgages    Current                                 Lease
                          Area      Date     Built/       Payable at   No. of                                Expiration
      Property          (Sq Ft)     Acq.    Renovated     12/31/00     Tenants        Anchor Tenants*           Date
---------------------   --------  -------  ----------  -------------  ---------  ------------------------  -------------
  Community Centers, cont.
  ------------------------

Springboro Plaza         154,034   11/98      1992      $  5,161,000     5      K-Mart Corporation            2017
  Springboro, OH
                                                                                Kroger Co.                    2017
Park Center Plaza                                                               Bally Total Fitness
Tinley Park, IL          193,179   12/98      1988         7,337,000     27     Corporation                   2010
                                                                                Supervalu Stores, Inc.        2008

Woodland Commons                                                                Dominick's Finer Food,
  Buffalo Grove, IL      170,070   02/99      1991        10,734,710     34     Inc.                          2011
                                                                                Jewish Community Centers      2009

Randall Square                                                                  TJ Maxx of Illinois,
  Geneva, IL             216,201   05/99      1999               N/A     25     Inc,                          2008
                                                                                Petsmart, Inc.                2014
                                                                                Bed, Bath & Beyond of
                                                                                Geneva , Inc.                 2014
Riverdale Commons
  Coon Rapids, MN        168,277   09/99      1998         9,752,000     16     Fleming Companies, Inc.       2018
                                                                                Office Max, Inc.              2013
                                                                                Wickes Furniture Co.,
                                                                                Inc.                          2014

Quarry Retail
  Minneapolis, MN        273,648   09/99      1997        15,670,000     15     Fleming Companies, Inc.       2017
                                                                                Home Depot #2807              2018
Pine Tree Plaza
  Janesville, WI         187,413   10/99      1998               N/A     18     Michaels Stores, Inc.         2010
                                                                                Staples, The Office
                                                                                Superstore    East, Inc.      2013
                                                                                TJX Companies, Inc.           2008
                                                                                Gander Mountain LLC           2014
Chatham Ridge
   Chicago, IL           175,774   02/00      1999         9,737,620     27     Cub Foods Stores, Inc.        2019
                                                                                Marshalls of Chicago          2007

                     -----------                      --------------
Total                 9,365,394                        $467,766,173
                     ===========                      ==============


* Anchor tenants are defined as any tenant occupying more than 10% of the gross leasable area of a property.

The following table lists the approximate physical occupancy levels for the Company's investment properties as of December 31, 2000, 1999, 1998, and 1997. N/A indicates the property was not owned by the Company at the end of the year.

                                                                As of December 31,
                                                  --------------------------------------------

                                                    2000        1999       1998       1997
                                                      %          %           %          %
                                                  --------------------------------------------
Properties

Ameritech, Joliet, IL                                100         100        100        100
Antioch Plaza, Antioch, IL                            61          67         68         68
Aurora Commons, Aurora, IL                            94          93         95         98
Bakers Shoes, Chicago, IL                            100         100        100        N/A
Bally's Total Fitness, St. Paul, MN                  100         100        N/A        N/A
Baytowne Square, Champaign, IL                        98          97        N/A        N/A
Bergen Plaza, Oakdale, MN                             98          97         98        N/A
Berwyn Plaza, Berwyn, IL                           26(a)          26        100        N/A
Bohl Farm Marketplace, Crystal Lake, IL              100         N/A        N/A        N/A
Burnsville Crossing, Burnsville, MN                  100         100        N/A        N/A
Byerly's Burnsville, Burnsville, MN                  100          84        N/A        N/A
Calumet Square, Calumet City, IL                     100         100        100        100
Carmax, Schaumburg, IL                               100         100        100        N/A
Carmax, Tinley Park, IL                              100         100        100        N/A
Chatham Ridge, Chicago, IL                            99         N/A        N/A        N/A
Chestnut Court, Darien, IL                            97          95         98        N/A
Circuit City, Traverse City, MI                      100         100        N/A        N/A
Cliff Lake Center, Eagan, MN                          88          88        N/A        N/A
Cobblers Crossing, Elgin, IL                          98         100         91         89
Crestwood Plaza, Crestwood, IL                       100          68        100        100
Cub Foods, Buffalo Grove, IL                         100         100        N/A        N/A
Cub Foods, Indianapolis, IN                          100         100        N/A        N/A
Cub Foods, Plymouth, MN                              100         100        N/A        N/A
Dominick's, Countryside, IL                          100         100        100        100
Dominick's, Glendale Heights, IL                     100         100        100        100
Dominick's, Hammond, IN                             0(a)           0        N/A        N/A
Dominick's, Highland Park, IL                        100         100        100        100
Dominick's, Schaumburg, IL                           100         100        100        100
Dominick's, West Chicago, IL                         100         100        100        N/A
Downers Grove Market, Downers Grove, IL            99(a)         100        100        N/A
Eagle Country Market, Roselle, IL                    100         100        100        100
Eagle Crest, Naperville, IL                           98          94        100         97
Eagle Ridge Center, Lindenhurst, IL                  100         100        N/A        N/A
Eastgate Shopping Center, Lombard, IL              89(a)          92         91        N/A
Edinburgh Festival, Brooklyn Park, MN                100         100         97        N/A
Elmhurst City Center, Elmhurst, IL                    66          62        100        N/A
Fairview Heights Plaza, Fairview Heights, IL       78(a)          78         78        N/A
Fashion Square, Skokie, IL                         78(a)          81        100         88
Gateway Square, Hinsdale, IL                          98         100        N/A        N/A
Goodyear, Montgomery, IL                              77          28         77         77
Grand and Hunt Club, Gurnee, IL                      100         100        100        100
Hartford Plaza, Naperville, IL                       100         100        100        100
Hawthorn Village, Vernon Hills, IL                   100         100        100         99
Hickory Creek Market Place, Frankfort, IL            100          65        N/A        N/A


                                                              As of December 31,
                                                  --------------------------------------------

                                                    2000        1999       1998       1997
                                                      %          %           %          %
                                                  ---------- ----------- ---------- ----------
Properties

High Point Center, Madison, WI                      82(a)          92         90        N/A
Hollywood Video, Hammond, IN                          100         100        100        N/A
Homewood Plaza, Homewood, IL                          100         100        100        N/A
Iroquois Center, Naperville, IL                     75(a)          69         73         81
Joliet Commons, Joliet, IL                            100          96         97        N/A
Joliet Commons Ph II, Joliet, IL                      100         N/A        N/A        N/A
Lake Park Plaza, Michigan City, IN                  72(a)          71         74        N/A
Lansing Square, Lansing, IL                         99(a)          98         98         90
Lincoln Park Place, Chicago, IL                       100          60         60         60
Loehmann's Plaza, Brookfield, WI                    82(a)         100        N/A        N/A
Mallard Crossing, Elk Grove Village, IL                30          97         97         95
Maple Grove Retail, Maple Grove, MN                    91         100        N/A        N/A
Maple Park Place, Bolingbrook, IL                     100          97         99         98
Maple Plaza, Downers Grove, IL                         96          87        100        N/A
Marketplace at Six Corners, Chicago, IL               100         100        100        N/A
Mundelein Plaza, Mundelein, IL                         97          96        100        100
Nantucket Square, Schaumburg, IL                       98         100        100         96
Naper West, Naperville, IL                             96          93         83         86
Niles Shopping Center, Niles, IL                      100          87        100         60
Oak Forest Commons, Oak Forest, IL                    100          97        100        N/A
Oak Forest Commons Ph III, Oak Forest, IL              50          82        N/A        N/A
Oak Lawn Town Center, Oak Lawn, IL                    100         100        N/A        N/A
Orland Greens, Orland Park, IL                         94          97        100        N/A
Orland Park Retail, Orland Park, IL                   100          36        100        N/A
Park Center Plaza, Tinley Park, IL                     99          72         71        N/A
Park Place Plaza, St. Louis Park, MN                  100         100        N/A        N/A
Park St. Claire, Schaumburg, IL                       100         100        100        100
Party City, Oakbrook Terrace, IL                      100         100        100        100
Pine Tree Plaza, Janesville, WI                     96(b)          93        N/A        N/A
Plymouth Collection, Plymouth, MN                     100         100        N/A        N/A
Prairie Square, Sun Prairie, WI                        87          83         90        N/A
Prospect Heights, Prospect Heights, IL                 69          25         92         83
Quarry Outlot, Hodgkins, IL                           100         100        100        100
Quarry Retail, Minneapolis, MN                         99          99        N/A        N/A
Randall Square, Geneva, IL                             99          94        N/A        N/A
Regency Point, Lockport, IL                         97(a)          98         97         97
Riverdale Commons, Coon Rapids, MN                    100          99        N/A        N/A
Riverdale Commons Outlot, Coon Rapids, MN             100         N/A        N/A        N/A
Riverplace Center, Noblesville, IN                     94          94        100        N/A
River Square Shopping Center, Naperville, IL           74          76         97         95
Rivertree Court, Vernon Hills, IL                     100          99         99         99
Rose Naper Plaza East, Naperville, IL                 100         N/A        N/A        N/A
Rose Naper Plaza West, Naperville, IL                 100         100        N/A        N/A
Rose Plaza, Elmwood Park, IL                          100         100        100        N/A
Salem Square, Countryside, IL                         100          93         97         97
Schaumburg Plaza, Schaumburg, IL                       93          93         93        N/A
Schaumburg Promenade, Schaumburg, IL                  100         100        N/A        N/A


                                                              As of December 31,
                                                  --------------------------------------------

                                                    2000        1999       1998       1997
                                                      %          %           %          %
                                                  ---------- ----------- ---------- ----------
Properties

Sears, Montgomery, IL                                 100         100        100         95
Sequoia Shopping Center, Milwaukee, WI              80(a)          93        100         93
Shingle Creek, Brooklyn Center, MN                     83          73        N/A        N/A
Shoppes of Mill Creek, Palos Park, IL                  94          97         98        N/A
Shops at Coopers Grove, Country Club Hills, IL         20         100        100        N/A
Shorecrest Plaza, Racine, WI                           95          89         87         96
Six Corners, Chicago, IL                            86(a)          89         82         90
Spring Hill Fashion Center, W. Dundee, IL              96          97         95        100
Springboro Plaza, Springboro, OH                      100         100        100        N/A
St. James Crossing, Westmont, IL                       94          83         91        N/A
Staples, Freeport, IL                                 100         100        100        N/A
Stuart's Crossing, St. Charles, IL                     86         100        N/A        N/A
Summit of Park Ridge, Park Ridge, IL                   94          84         87         83
Terramere Plaza, Arlington Heights, IL                 87          79         95         80
Two Rivers Plaza, Bolingbrook, IL                     100         100        100        N/A
United Audio Center, Schaumburg, IL                   100         100        N/A        N/A
Walgreens, Decatur, IL                                100         100        100        100
Walgreens, Woodstock, IL                              100         100        100        N/A
Wauconda Shopping Center, Wauconda, IL                 92          92        100        N/A
West River Crossing, Joliet, IL                        97          87        N/A        N/A
Western & Howard, Chicago, IL                         100          38        100        N/A
Wilson Plaza, Batavia, IL                             100         100        100        100
Winnetka Commons, New Hope, MN                      72(a)         100        100        N/A
Wisner/Milwaukee Plaza, Chicago, IL                   100         100        100        N/A
Woodfield Commons-East/West, Schaumburg, IL           100          95         89        N/A
Woodfield Plaza, Schaumburg, IL                       100          82         97        N/A
Woodland Commons, Buffalo Grove, IL                    97          97        N/A        N/A
Woodland Heights, Streamwood, IL                       89          81         81        N/A
Zany Brainy, Wheaton, IL                              100         100        100        100


(a) The Company receives rent from tenants who have vacated but are still obligated under their lease terms which results in economic occupancy ranging from 81% to 100% at December 31, 2000 for each of these centers.

(b) As part of the purchase of this property, the Company receives rent under a master lease agreement relating to 13,600 square feet which was vacant at the time of the purchase, which results in economic occupancy for this center of 99% at December 31, 2000. The master lease agreements are typically for periods ranging from one to two years from the purchase date or until the spaces are leased. GAAP requires that the Company treat these payments as a reduction to the purchase price of the properties upon receipt, rather than as rental income. The Company can re-lease the space that is subject to master lease.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.



                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

As of March 28, 2001, there were 18,820 stockholders of the Company's common stock. There is no established public trading market for the Company's common stock.


DISTRIBUTIONS

The Company declared distributions to Stockholders totaling $.90 and $.89 on an annual basis per weighted average share outstanding during the years ended December 31, 2000 and 1999, respectively. Of this amount, $.69 and $.66 is taxable as ordinary income for 2000 and 1999, respectively, and the remainder constitutes a return of capital for tax purposes.


SALES OF UNREGISTERED SECURITIES

In connection with employment agreements entered into in December 2000 between the Company and each of Norbert J. Treonis, Samuel A. Orticelli and Mark E. Zalatoris, the Company issued a total of 90,910, 27,273, and 27,273 restricted shares of its common stock to Messrs. Treonis, Orticelli and Zalatoris, respectively. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Each of these individuals were officers of the Company at the time of issuance with access to the type of information that would otherwise have been provided to them by a registration statement and prospectus.

In connection with the merger of Inland Real Estate Advisory Services, Inc. and Inland Commercial Property Management, Inc., the Company issued an aggregate of 6,181,818 shares of common stock to Inland Real Estate Investment Corporation and The Inland Property Management Group, Inc.. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company believes that the purchasers are "sophisticated" and were provided with access to the type of information that would otherwise have been provided to them by a registration statement and prospectus.

ITEM 6. SELECTED FINANCIAL DATA

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

        For the years ended December 31, 2000, 1999, 1998, 1997 and 1996

                (not covered by the Independent Auditors' Report)

                                                          2000              1999            1998            1997           1996
                                                          ----              ----            ----            ----           ----
Total assets                                          $1,002,893,982     982,281,972     787,608,547     333,590,131    104,508,686
Mortgages payable                                        467,766,173     440,740,296     288,982,470     106,589,710     30,838,233
Total income                                             150,891,834     123,787,569      73,302,278      29,421,585      6,327,734
Net income (loss) (a)                                   (32,003,807)      30,171,901      24,085,871       8,647,221      2,452,221

Net income (loss) per common share, basic and
  diluted (b)                                                  (.54)             .55             .60             .57            .55
Distributions declared                                    52,964,010      48,379,621      35,443,213      13,127,597      3,704,943
Distributions per common share (b)                               .90             .89             .88             .86            .82
Funds From Operations (b)(c)                             (7,196,547)      49,605,023      35,474,823      13,203,666      3,391,365
Adjusted Funds From Operations (b)(c)                     61,578,902      49,605,023      35,474,823      13,203,666      3,391,365
Funds available for distribution (c)                      59,534,329      49,271,464      35,698,975      13,141,242      3,680,824
Cash flows provided by (used in) operating activities     58,504,916      53,983,803      40,216,023      15,923,839      5,529,709
Cash flows provided by (used in) investing activities   (54,297,104)   (272,795,913)   (341,668,453)   (146,994,619)   (68,976,841)
Cash flows provided by (used in)  financing activities  (15,234,423)     115,179,751     373,363,545     173,724,632     71,199,936

Weighted average common stock shares
  outstanding, basic and diluted                          59,138,837      54,603,088      40,359,796      15,225,983      4,494,620


The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(a) Net income (loss) for the year ended December 31, 2000 includes $68,775,449 of merger consideration costs which were a one-time expense for costs relating to the Merger.

(b) The net income and distributions per share are based upon the weighted average number of common shares outstanding as of December 31, 2000. The $.90 per share distributions for the year ended December 31, 2000, represented 86% of the Company's "Adjusted Funds From Operations" and 89% of funds available for distribution for that period. See footnote (c) below for information regarding calculation of Funds From Operations. Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the recipient's basis in the shares to the extent thereof (return of capital), and thereafter as taxable gain. Distributions in excess of earnings and profits will have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder's shares. For the year ended December 31, 2000, $12,518,280 (or 23.64% of the $52,964,010 distributions declared and paid for 2000) represented a return of capital. The balance of the distribution constituted ordinary income. In order to maintain its qualification as a REIT, the Company must make annual distributions to stockholders of at least 95% (90% beginning January 1, 2001) of its "REIT taxable income," or approximately $38,184,238 for 2000. REIT taxable income does not include net capital gains. Under certain circumstances, the Company may be required to make distributions in excess of funds available for distribution in order to meet the REIT distribution requirements. Distributions are determined by the Company's board of directors and are dependent on a number of factors, including the amount of funds available for distribution, any decision by the board of directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the board of directors may deem relevant.

(c) One of the Company's objectives is to provide cash distributions to its stockholders from cash generated by the Company's operations. Cash generated from operations is not equivalent to the Company's net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds From Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property plus depreciation on real property and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that FFO provides a basis for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of the Company's performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions. Reference is made to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for the Company's calculation of FFO and funds available for distribution.

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

On July 1, 2000, the Company became a self-administered real estate investment trust by completing its acquisition of Inland Real Estate Advisory Services, Inc., the Company's advisor (the "Advisor") and Inland Commercial Property Management, Inc., the Company's property manager (the "Manager"), through a merger in which two wholly owned subsidiaries of the Company were merged with and into the Advisor and the Manager, respectively, with the Advisor and the Manager the surviving entities (the "Merger"). As a result of the Merger, the Company issued to Inland Real Estate Investment Corporation, the sole shareholder of the Advisor ("IREIC") and The Inland Property Management Group, Inc., the sole shareholder of the Manager ("TIPMG"), an aggregate of 6,181,818 shares of the Company's common stock valued at $11 per share, or approximately 10% of the Company's common stock taking into account such issuance. The expense of these shares and additional costs relating to the Merger are reported as an operational expense on the Company's Consolidated Statements of Operations and are included in the Company's calculation of Funds From Operations.

During November 2000, the Company restated its previously filed quarterly reports on Form 10-Q for the three months ended March 31, 2000 and for the six months ended June 30, 2000, as filed with the Securities and Exchange Commission on May 12, 2000 and August 11, 2000, respectively. The restatement was done to correct an error in the accrual calculation of reimbursements to the Company for real estate tax and common area maintenance expenses. In particular, "additional rental income" was revised for the three months ended March 31, 2000 and the three and six months ended June 30, 2000. The revision, after adjusting for minority interest, had the effect of lowering net income from $8,366,383 to $5,522,734, and decreasing net income per share from $.15 to $.10, for the three months ended March 31, 2000. The revision, after adjusting for minority interest, had the effect of lowering net income from $10,576,271 to $10,044,445 and from $18,942,654 to $15,567,179, and decreasing net income per share from $.19 to $.18 and from $.34 to $.28 for the three and six months ended June 30, 2000, respectively. The restatements had no effect on the results being reported for the year ended December 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents were $8,397,732 at December 31, 2000 and $19,424,343 at December 31, 1999. The decrease in total cash and cash equivalents from the year ended December 31, 1999 to the year ended December 31, 2000 results from receiving approximately $58,500,000 from operations, while using approximately $54,300,000 in investing activities and approximately $15,200,000 in financing activities. This decrease resulted primarily from the use of cash resources to purchase and upgrade investment properties, pay distributions, repurchase shares through the "Share Repurchase Program" and pay off debt. Partially offsetting the decrease in cash and cash equivalents was additional proceeds from the sale of shares received through the Company's Distribution Reinvestment Program ("DRP") and loan proceeds received from financing of previously unencumbered investment properties. The Company intends to use cash and cash equivalents to purchase additional investment properties, to pay distributions and for working capital requirements. The primary source of future cash for investing in properties will be from financings secured by unencumbered investment properties and amounts raised through the Company's DRP.

As of December 31, 2000, the Company owned interests in 120 investment properties. These investment properties are currently generating sufficient cash flow to cover operating expenses of the Company plus pay distributions equal to $.92 per share on an annual basis. Distributions declared for the year ended December 31, 2000 were $52,964,010 or $.90 per weighted average common stock shares outstanding, of which $12,518,280 or $.21 per weighted average common stock shares outstanding represented a return of capital for federal income tax purposes.

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the year ended December 31, 2000 includes $68,775,449 of merger consideration costs which were a one-time expense for costs relating to the Merger. The merger consideration costs consist of $775,451 in cash expenditures related to legal and accounting services in connection with the Merger and $67,999,998 in a non-cash issuance of 6,181,818 shares of the Company's common stock with a value of $11.00 per share.

Net cash provided by operating activities increased from $53,983,803 for the year ended December 31, 1999 to $58,504,916 for the year ended December 31, 2000. This increase is due primarily to the acquisition of additional investment properties and cash flows from existing investment properties resulting in increases in depreciation, accounts payable and other liabilities. This increase was partially offset by decreases in other assets, accrued real estate taxes, due to affiliates and prepaid rents and unearned income. As of December 31, 2000, the Company owned 120 investment properties as compared to 115 investment properties as of December 31, 1999.

Net cash provided by operating activities increased from $40,216,023 for the year ended December 31, 1998 to $53,983,803 for the year ended December 31, 1999. This increase is due primarily to the increase in the number of investment properties owned by the Company. As of December 31, 1999, the Company owned 115 investment properties as compared to 85 investment properties as of December 31, 1998.

CASH FLOWS FROM INVESTING ACTIVITIES

The Company used $54,297,104 of cash in investing activities during the year ended December 31, 2000 as compared to $272,795,913 and $341,668,453 for the years ended December 31, 1999 and 1998, respectively. The primary reason for the decrease in cash used is due to a reduction in property acquisition activity. During the year ended December 31, 2000, the Company purchased five investment properties as compared to thirty and forty-one properties during the years ended December 31, 1999 and 1998, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended December 31, 2000, the Company used $15,234,423 of cash in financing activities as compared to generating $115,179,751 of net cash by financing activities for the year ended December 31, 1999. For the year ended December 31, 2000, the Company had proceeds from the DRP, net of remaining offering costs paid and shares repurchased, of $12,478,673 compared to $30,432,466 for the year ended December 31, 1999. The decrease is also due to an increase in distributions paid for the year ended December 31, 2000 of $54,367,630 compared to $48,773,272 for the year ended December 31, 1999 and a decrease in loan proceeds received for the year ended December 31, 2000 of $31,687,320 compared to $145,814,000 for the year ended December 31, 1999. This decrease was partially offset by a decrease in principal payments and payoffs made on debt for the year ended December 31, 2000 of $4,661,443 compared to $10,659,708 for the year ended December 31, 1999.

For the year ended December 31, 1999, the Company had $115,179,751 of net cash provided by financing activities as compared to $373,363,545 of net cash provided by financing activities for the year ended December 31, 1998. The decrease is due primarily to a decrease in offering proceeds from year to year since the Company terminated its Offering on December 31, 1998 and aside from DRP proceeds, did not offer and sell securities during 1999. For the year ended December 31, 1999, the Company had proceeds from the DRP, net of remaining offering costs paid and shares repurchased, of $30,432,466 compared to $261,217,625 for the year ended December 31, 1998. The decrease is also due to an increase in distributions paid for the year ended December 31, 1999 of $48,773,272 compared to $33,375,677 for the year ended December 31, 1998 and a decrease in loan proceeds received for the year ended December 31, 1999 of $145,814,000 compared to $166,352,000 for the year ended December 31, 1998. This decrease was partially offset by a decrease in principal payments made on debt for the year ended December 31, 1999 of $10,659,708 compared to $18,041,255 for the year ended December 31, 1998.

At December 31, 2000, mortgages payable outstanding were $467,766,173 with a weighted annual average interest rate of approximately 8.20% as compared to mortgages payable outstanding of $440,740,296 at December 31, 1999 with a weighted annual average interest rate of approximately 7.07%. See Note 8 of the Notes to Consolidated Financial Statements (Item 8 of the Annual Report) for a description of the terms of the mortgages payable.

RESULTS OF OPERATIONS

As a result of the Merger, the Company no longer pays advisory or property management fees but instead has hired an internal staff to perform these tasks. As a result, the Company has incurred additional corporate expenses relating to such things as payroll, office rents and various other general and administrative expenses. Therefore, the financial results for prior years are not comparable to the results for the year ended December 31, 2000.

At December 31, 2000, the Company owned 24 single-user retail properties, 77 Neighborhood Retail Centers and 19 Community Centers. Rental and additional rental income increased to approximately $146,600,000 for the year ended December 31, 2000, as compared to approximately $118,900,000 and $67,800,000 for the years ended December 31, 1999 and 1998, respectively, due to the Company purchasing five, thirty and forty-one additional investment properties during the years ended December 31, 2000, 1999 and 1998, respectively. The purchase of additional investment properties also resulted in increases in net investment properties, property operating expenses to non-affiliates and depreciation. Leases on approximately 4% and 5% of the Company's rentable square feet expire during 2001 and 2002, respectively.

Eagle Food Stores, Inc., a tenant at six of the Company's investment properties at the beginning of 2000, filed for protection under Chapter 11 of the Federal bankruptcy code in February 2000. Of these six stores leased by this tenant, three remain open for business; one has a substitute tenant in place; and two closed in April 2000. On July 7, 2000, the tenant rejected its lease on the two closed stores. On February 12, 2001, the Company received a bankruptcy court-approved settlement from the tenant in the amount of $4,120,000 for the Company's claims for damages as a result of the two rejected leases. The Company is in the process of marketing these two spaces for replacement tenants and as a result of the settlement, does not expect this bankruptcy filing to have a material effect on the operations of the Company as a whole.

Interest income is the result of cash and cash equivalents being invested in short-term investments until a property is purchased. Interest income decreased to $2,209,214 for the year ended December 31, 2000, as compared to $4,206,809 and $5,185,534 for the years ended December 31, 1999 and 1998, respectively, due to the use of cash resources to purchase and upgrade investment properties, pay distributions, repurchase shares through the Share Repurchase Program and pay off debt.

Other income increased for the year ended December 31, 2000, as compared to the years ended December 31, 1999 and 1998. This increase is due to the Company receiving a full year of dividend income on its investment in securities for the year ended December 31, 2000, as compared to receiving only six months of dividend income for the year ended December 31, 1999. Since the Company began to purchase its investment in securities in July 1999, it has purchased a total of approximately $11,360,000, of which approximately $1,228,000 was sold as of December 31, 2000. Also included in other income for the year ended December 31, 2000 is a one-time lease termination fee of $500,000 received upon termination of a lease at one of the Company's investment properties. The Company has signed a lease for this space and has begun receiving rent from the new tenant.

Professional services to Affiliates increased for the year ended December 31, 2000, as compared to the years ended December 31, 1999 and 1998, due to an increase in the number of investment properties and for legal and accounting services required in connection with the Merger. Professional services to non-affiliates decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to a decrease in investment properties acquired and a decrease of services required in connection with the additional offerings. Professional services to non-affiliates increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to an increase in investment properties acquired and an increase in the number of stockholders.

General and administrative expenses to Affiliates decreased for the year December 31, 2000, as compared to the year ended December 31, 1999, due to a reclassification of certain expenses from expenses to Affiliates to expense to non-affiliates, beginning on July 1, 2000, the effective date of the Merger. The increase in general and administrative expenses to Affiliates for the year ended December 31, 1999, as compared to the year ended December 31, 1998, was due primarily to the an increased number of investment properties under management. General and administrative expenses to non-affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to a reclassification of certain expenses from expenses to Affiliates to expenses to non-affiliates beginning on July 1, 2000. In addition, as a result of the Merger, the Company is now incurring additional general and administrative expenses because it is now self-administered. The increase in general and administrative expenses to non-affiliates for the year December 31, 1999, as compared to the year ended December 31, 1998, is due to an increase in investment properties acquired and an increase in the number of stockholders.

Prior to the Merger, the Company paid an affiliate Advisor Asset Management Fees of $2,413,500 for the six months ended June 30, 2000 and $4,193,068 and $965,108 for the years ended December 31, 1999 and 1998, respectively. As of July 1, 2000, the Advisor became a subsidiary of the Company and, accordingly, no Advisor Asset Management Fees are accrued in the accompanying consolidated financial statements.

Bad debt expense increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999 and 1998; due primarily to the increase in the allowance for doubtful accounts for the year ended December 31, 2000. The allowance was increased due to the additional number of investment properties and tenants with outstanding balances due for a period greater than ninety days. Management of the Company does not believe that amounts reserved against will be uncollectible, but merely reflect timing issues in collection of account receivable balances relating to real estate tax and common area maintenance expenses of the larger national tenants.

For the year ended December 31, 2000, property operating expenses to Affiliates were $3,044,834, as compared to $4,869,514 for the year ended December 31, 1999. This decrease is due to the fact that no property management fees were incurred or paid by the Company after July 1, 2000, the effective date of the Merger. As of July 1, 2000, the Manager became a subsidiary of the Company and, accordingly, the net effect of these fees on a consolidated basis is zero. For the year ended December 31, 1999, property operating expenses to Affiliates were $4,869,514, as compared to $2,779,053 for the year ended December 31, 1998. This increase is due to the management of an increased number of investment properties.

The increase in mortgage interest to non-affiliates for the year ended December 31, 2000, as compared to the years ended December 31, 1999 and 1998, is partially due to an increase in mortgages payable to approximately $467,766,000 from approximately $440,740,000 and $289,000,000, respectively. This increase is also due to an increase in the interest rates charged on the variable rate debt from approximately 7.35% for the year ended December 31, 1999, as compared to approximately 8.20% for the year ended December 31, 2000.

Acquisition cost expense to Affiliates and non-Affiliates decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to the decrease in investment properties being considered for acquisition by the Company. The increase in acquisition cost expenses paid to Affiliates and non-affiliates for the year ended December 31, 1999, as compared to the year ended December 31, 1998, is due to the increased number of investment properties considered for acquisition by the Company and not purchased.

One of the Company's objectives is to provide cash distributions to its stockholders from cash generated by the Company's operations. Cash generated from operations is not equivalent to the Company's net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds From Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property plus depreciation on real property and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that FFO provides a basis for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of the Company's performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions. FFO and funds available for distribution are calculated as follows:

FUNDS FROM OPERATIONS

                                                        Year ended December 31,
                                            ----------------------------------------------
                                                2000              1999            1998
                                            -------------     ------------    ------------
Net income (loss)                            (32,003,807)      30,171,901      24,085,871
Depreciation, net of minority interest        24,807,260       19,433,122      11,388,952
                                            -------------     ------------    ------------

Funds From Operations (1)                     (7,196,547)      49,605,023      35,474,823
Merger consideration costs                    68,775,449                -               -
                                            -------------     ------------    ------------
Adjusted Funds From Operations (2)            61,578,902       49,605,023      35,474,823

Principal amortization of debt, net of
   minority interest                             (71,402)         (87,752)        (74,454)
Deferred rent receivable, net of
   minority interest (3)                      (3,351,414)      (2,327,251)     (2,120,951)
Acquisition cost expenses (4)                          -                -         437,783
Rental income received under master
lease agreements, net of minority
interest (5)                                   1,378,243        2,081,444       1,981,774
                                            -------------     ------------    ------------

Funds available for distribution            $ 59,534,329       49,271,464      35,698,975
                                            ============      ============    ============
Funds From Operations per
   common share, basic and diluted          $      (.12)             0.91            0.88
                                            =============     ============    ============
Adjusted Funds From Operations
   per common share, basic and diluted      $       1.04             0.91            0.88
                                            =============     ============    ============
Weighted average common stock shares
outstanding, basic and diluted                59,138,837       54,603,088      40,359,796
                                            =============     ============    ============

     (1) Funds From Operations ("FFO") does not represent cash generated from from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

     (2) Adjusted Funds From Operations is FFO adjusted for merger consideration costs. Management believes that this adjustment to FFO will enhance the reader's comprehension of the impact of the Merger to the Company. Net income (loss) for the year ended December 31, 2000 includes $68,775,449 of merger consideration costs, which were a one-time expense for costs relating to the Merger. The merger consideration costs consist of $775,451 in cash expenditures related to legal and accounting services in connection with the Merger and $67,999,998 in a non-cash issuance of 6,181,818 shares of the Company's common stock with a value of $11.00 per share.

     (3) Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.

     (4) Acquisition cost expenses include costs and expenses relating to the acquisition of investment properties. These costs were estimated to be up to .5% of the Gross Offering Proceeds and were paid from the Proceeds of the Offering. No acquisition costs have been included for the years ended December 31, 2000 and 1999, due to the termination of the Company's Offering on December 31, 1998.

     (5) In connection with the purchase of several investment properties, the Company received payments under master lease agreements covering spaces vacant at the time of acquisition of those investment properties. The payments were made to the Company for periods ranging from one to two years from the date of acquisition of the property or until the spaces wee leased. As of December 31, 2000, the Company had one property subject to a master lease agreement. GAAP requires that the Company treat these payments as a reduction to the purchase price of the investment properties upon receipt, rather than as rental income.

IMPACT OF ACCOUNTING PRINCIPLES

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in 1998 and is effective for fiscal years beginning after June 15, 2000. As of December 31, 2000, the Company had no derivative instruments and did not engage in any hedging activities.

On December 2, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements." The staff determined that a lessor should defer recognition of contingent rental income, such as percentage/excess rent until the specified target that triggers the contingent rental income is achieved. The Company has recorded percentage rental revenue in accordance with the SAB for all years presented.


INFLATION

Inflation is likely to eventually increase rental income as existing leases expire and new leases are negotiated. The Company's rental income and operating expenses for its triple-net leases are not likely to be directly affected by future inflation, since rents are, or will be, fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties.


SUBSEQUENT EVENTS

In January 2001, the Company paid a distribution of $5,063,089 to its Stockholders.

On January 1, 2001, the Company converted approximately $56,000,000 of variable rate debt to a fixed rate basis ranging from 6.8% to 7.4%. These fixed rates are effective upon expiration of the current 30-day LIBOR contract maturing December 31, 2000.

On January 1, 2001, the Company issued to Norbert J. Treonis, Samuel A. Orticelli and Mark E. Zalatoris a total of 90,910, 27,273 and 27,273 shares of the Company's common stock, respectively, in connection with employment agreements dated December 14, 2000.

On January 30, 2001, the Company obtained a mortgage loan secured by three of its previously unencumbered investment properties, Stuart's Crossing, St. Charles, Illinois, Pine Tree Plaza, Janesville, Wisconsin, and Shoppes of Mill Creek, Palos Park, Illinois. The loan amounts were $6,050,000, $9,890,000 and $5,660,000, respectively. These mortgage loans have a term of five years and require monthly payments of interest only at the annual rate of 7.375%. The Company paid loan fees of approximately $200,000 in connection with these mortgage loans, which will be amortized over five years, the loan term.

On January 31, 2001, based on the third amendment to the LLC agreement of Inland Ryan, LLC, the Company caused Inland Ryan, LLC to distribute $2,097,609 in cash to Ryan CL, LLC to reimburse for certain pre-formation expenditures incurred by Ryan CL. Upon payment of this distribution, the LLC units owned by Ryan CL, LLC were reduced from approximately 4,164,000 to 2,066,000 and the LLC units owned by the Company increased from approximately 88,232,000 to 90,330,000. The third amendment to the LLC agreement decreases Ryan CL, LLC interest in Inland Ryan, LLC to approximately 2% and increases the Company's interest in Inland Ryan, LLC to approximately 77%. The remaining non-managing members' interests, aggregating 21%, were not affected by this amendment.

On February 1, 2001, the Company and the non-managing members of Inland Ryan, LLC entered into a fourth amendment to the LLC agreement. This amendment reflects the right of Ryan MPLS, LLC to receive an earnout amount of approximately $1,075,000. This increase in capital contribution to Inland Ryan, LLC by Ryan MPLS, LLC of approximately $1,075,000 increases their interest in Inland Ryan, LLC to approximately 16% and decreases the Company's interest in Inland Ryan, LLC to approximately 76.5%.

On February 1, 2001, the Company entered into a joint venture with Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property has two anchor tenants, including a 148,420 square foot Montgomery Wards store at the north end of the property and a 139,451 square foot Burlington Coat Factory store on the south. In between is 105,000 square feet of enclosed mall space. The phased redevelopment of the property calls for the demolition of the existing enclosed mall space, construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of 104,700 square feet of new open-air retail space between the existing anchors. The Montgomery Wards store is scheduled to close; the future use of that part of the property has not been determined. A wholly owned subsidiary of the Company is a 50% venture partner with Tri-Land Properties, Inc. in an LLC that was formed to acquire and redevelop the property. Each partner's initial equity contribution was $500,000. In addition, the Company has committed to lend the LLC joint venture, over the five year loan term, up to an additional $17.8 million to fund the initial acquisition and subsequent redevelopment. The loan terms include a 9% initial note rate paid monthly on average outstanding balances and a term of five years. The Company will fund such loan amounts with its available cash balances.

In February 2001, Plitt Theaters, Inc. and its parent corporation, Loews Cineplex Entertainment Corporation, a tenant occupying 40,000 square feet at one of the Company's investment properties, filed for Chapter 11 bankruptcy protection under the Federal bankruptcy laws. On March 1, 2001, Plitt Theaters, Inc. rejected its lease. Management is in the process of marketing this space for a replacement tenant and does not expect this bankruptcy filing to have a material adverse effect on the operations or financial condition of the Company as a whole.

In February 2001, Crown Books Corporation, a tenant occupying a total of 25,013 square feet at two of the Company's investment properties, filed for Chapter 11 bankruptcy protection under the Federal bankruptcy laws. Management does not expect this bankruptcy filing to have a material adverse effect on the operations or financial condition of the Company as a whole.

On February 12, 2001, the Company received a bankruptcy court-approved settlement from Eagle Food Stores, Inc. in the amount of $4,120,000 for the Company's claims for damages as a result of the two rejected leases.

On March 9, 2001, the Company's president, Norbert J. Treonis, resigned citing personal reasons. Robert D. Parks, the Company's chairman for the past six years, reassumed the duties of president and chief executive officer. Mr. Parks previously served in these positions from October 1994 through June 2000. Mr. Parks, along with Mr. G. Joseph Cosenza, also a member of the Company's board of directors for the past six years, was named to the Company's management committee. Mr. Parks will not receive any additional compensation for serving as president and chief executive officer. The board did not name a replacement to fill the vacancy on the board created by Mr. Treonis' resignation.

In connection with Mr. Treonis' resignation, the Company and Mr. Treonis entered into a "Separation Agreement." Under this agreement, the Company paid Mr. Treonis $57,451.93 (which after withholding taxes, nets to $34,801.92). The Company's board of directors had raised questions regarding an employment agreement signed by Mr. Treonis in December 2000. This agreement purportedly replaced a prior employment agreement signed by Mr. Treonis in July 2000. As part of the Separation Agreement, Mr. Treonis canceled and assigned to the Company any rights he may have had to shares of the Company's common stock, which were issued under the December agreement. The Separation Agreement contains mutual releases by Mr. Treonis and the Company of all claims arising from or relating to the signing of the December agreement.

On March 21, 2001, the board of directors approved the purchase of Gurnee Town Center, a 179,855 square foot, newly constructed shopping center on Grand Avenue located in Gurnee, Illinois. The projected closing date is May 1, 2001 with an estimated purchase price of $31,500,000. The Company anticipates the purchase price to be funded from a combination of cash and acquisition indebtedness.


INVESTMENT CONSIDERATIONS

COMPETITION FOR TENANTS

The Company competes with a number of properties that are similar in size to its properties. Some of these properties are newer or better located than the Company's investment properties. Further, the Company's competitors may have greater resources, which could allow them to reduce rents to a level that is not profitable for the Company. The Company may be required to spend money upgrading or renovating investment properties to make them attractive to both existing and potential tenants thus increasing expenses and reducing cash resources.

The Company's investment properties are located within a 400-mile radius of Oak Brook, Illinois, a suburb of Chicago. Hence, the Company's results are affected by economic conditions in this region. This region has experienced economic downturns in the past and will likely experience downturns in the future. Layoffs or downsizing, industry slowdowns, changing demographics, increases in the supply of property or reduced demand may decrease the Company's revenues or increase operating expenses or both.

LEASES ON APPROXIMATELY 4% OF THE COMPANY'S RENTABLE SQUARE FEET EXPIRE DURING 2001 AND 7% OF RENTABLE SQUARE FOOTAGE WAS VACANT AS OF DECEMBER 31, 2000

As leases expire, the Company may not be able to renew or re-lease space at rates comparable to or better than the rates contained in the expiring leases. Leases on approximately 4% of rentable square feet will expire prior to December 31, 2001. If the Company fails to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, revenues may decline. Further, the Company may have to spend significant sums of money to renew or re-lease space covered by expiring leases.

TENANTS MAY NOT PAY THEIR RENT OR MAY DECLARE BANKRUPTCY

The Company derives substantially all of its revenue from leasing space at its investment properties. Thus, the Company's results may be negatively affected by the failure of tenants to pay rent when due. The Company may experience substantial delays and incur significant expenses enforcing rights against tenants who do not pay their rent. A tenant may also seek the protection of the bankruptcy laws and delay making rental payments or actually reject or terminate its lease under those laws. Even if a tenant did not seek the protection of the bankruptcy laws, the tenant may from time to time experience a downturn in its business which may weaken its financial condition and its ability to make rental payments when due.

THE COMPANY MAY NOT BE ABLE TO QUICKLY VARY ITS PORTFOLIO

Investments in real estate are relatively illiquid. Except in certain circumstances, in order to continue qualifying as a REIT, the Company is subject to rules and regulations that limit the ability to sell investment properties within a short period of time.

THE COMPANY IS REQUIRED TO COMPLY WITH VARIOUS LAWS AND REGULATIONS

As an owner of property, the Company is required to comply with a variety of federal, state and local laws. Complying with these laws and regulations may increase operating expenses and reduce profits. For example, the Company must comply with laws and regulations that impose liability on a property owner for the costs of removing or remediating certain hazardous materials released on a property. The Company is subject to these laws even if it is not aware of, or responsible for, releasing these materials. These law or regulations may also restrict the way that the Company can use a property or the type of business which may be operated on the property. Further, if the Company fails to comply with these laws or regulations by, for example, failing to properly remediate a release of hazardous material, it may not be able to sell the affected property or borrow money using the property as collateral for a loan. The Company may also be required to pay money to individuals who are injured due to the presence of hazardous materials on its property. Although the Company is not aware of any hazardous materials at its investment properties, these materials may exist and the cost of removing or remediating them may be material and could adversely impact the value of the property affected. The Company may also be required to pay the cost of removing or remediating hazardous materials from disposal or treatment facility to which we may have shipped hazardous or toxic substances even if it never owned or operated the disposal or treatment facility.

The Company's investment properties must also comply with the Americans with Disabilities Act. This act establishes certain standards related to access to and use of properties by disabled persons. The Company may be required, for example, to remove any barriers to access. If the Company fails to comply, the U.S. government may fine it or require it to pay damages to a disabled person. Complying with these requirements may increase expenses and changes in these requirements may result in unexpected expenses.

THE COMPANY'S OBJECTIVES MAY CONFLICT WITH THOSE OF ITS JOINT VENTURE PARTNERS

The Company owns nine investment properties, representing approximately 949,000 rentable square feet, through Inland Ryan, LLC, a joint venture with a third party. Investments in joint ventures which own properties may involve risks that are not otherwise present for wholly owned properties. For example, a joint venture partner may file for bankruptcy protection or may have economic or business interests or goals which are inconsistent with the Company's goals or interests. Further, although the Company owns a controlling interest in this joint venture and have authority over major decisions such as the sale or refinancing of investment properties, the Company may owe fiduciary duties to the joint venture partner or the joint venture itself that may cause it to take or refrain from taking actions that it otherwise would if it owned the investment property outright.

THE COMPANY MAY NOT HAVE ENOUGH INSURANCE

The Company carries comprehensive liability, fire, flood, earthquake, extended coverage and rental loss policies that insure it against losses with policy specifications and insurance limits that the Company believes are reasonable. There are certain types of losses that we may decide not to insure against since the cost of insuring is not economical. The Company may suffer losses that exceed its insurance coverage. Further, inflation, changes in building codes and ordinances or other factors such as environmental laws may make it too expensive to repair or replace a property that has been damaged or destroyed, even if covered by insurance.

PROPERTY TAXES MAY INCREASE

The Company is required to pay taxes based on the assessed value of its investment properties determined by various taxing authorities such as state or local governments. These taxing authorities may increase the tax rate imposed on a property or may reassess property value, either of which would increase operating expenses.

THE COMPANY OFTEN NEEDS TO BORROW MONEY TO FINANCE ITS BUSINESS

The Company's ability to internally fund capital needs is limited since it must distribute at least 95% (90% effective January 1, 2001) of its net taxable income (excluding net capital gains) to stockholders to qualify as a REIT. Consequently, the Company may borrow money to fund operating or capital needs or to satisfy the distribution requirements. The governing documents limit the amount of money that the Company may borrow to 300% of the value of its net assets. Borrowing money to fund operating or capital needs exposes the Company to various risks. For example, the investment properties may not generate enough cash to pay the principal and interest obligations on loans or the Company may violate a loan covenant that results in the lender accelerating the maturity date of a loan. As of December 31, 2000, we owed a total of approximately $467,700,000, secured by mortgages on certain investment properties. If the Company fails to make timely payments on loans, including those cases where a lender has accelerated the maturity date due to a violation of a loan covenant, the lenders could foreclose on the investment properties securing their loans and the Company could lose its entire investment in those properties. Once a loan becomes due, the Company must either pay the remaining balance or borrow additional money to pay off the maturing loan. The Company may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan. Thus, the Company may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms. A total of approximately $19,700,000 and $233,000 of the Company's indebtedness matures on or before December 31, 2001 and 2002, respectively. As of December 31, 2000, the Company owed approximately $120,000,000 on indebtedness that bore interest at variable rates. The Company may borrow additional amounts that bear interest at variable rates. If interest rates increase, the amount of interest that the Company would be required to pay on these borrowings will also increase.

THIRD PARTIES MAY BE DISCOURAGED FROM MAKING ACQUISITION OR OTHER PROPOSALS THAT MAY BE IN STOCKHOLDERS' BEST INTERESTS

Under the Company's governing documents, no single person or group of persons (an entity is considered a person) may own more that 9.8% of our outstanding shares of common stock (unless permitted by the board). These provisions may prevent or discourage a third party from making a tender offer of other business combination proposal such as a merger, even if such a proposal would be in the best interest of the stockholders.

THE COMPANY MAY FAIL TO QUALIFY AS A REIT

If the Company fails to qualify as a REIT, it would not be allowed to deduct amounts distributed to its stockholders in computing taxable income and would incur substantially greater expenses for taxes and have less money available to distribute. The Company would also be subject to federal income tax at regular corporate rates as well as potentially the alternative minimum tax. Unless the Company satisfied some exception, it could not elect to be taxed as a REIT for the four taxable years following the year during which the Company was disqualified.

The Company may fail to qualify as a REIT if, among other things:

     - less than 75% of the value of its total assets consists of real estate assets, cash and government securities at the close of each fiscal quarter;

     - more than 5% of the value of its assets consists of securities of any one issuer or the Company holds more than 10% of the outstanding voting securities (subsequent to January 1, 2001, 10% of the value of the securities) of any one issuer at the close of each fiscal quarter;

     - less than 75% of its gross income is generated from rents from real property, interest on obligations secured by mortgages, gain from the sale of property, and certain other property-related revenue sources; or

     - it fails to distribute at least 95% (90% effective January 1, 2001) of "REIT taxable income" to stockholders.


ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes primarily as a result of the fact that some of the Company's long-term debt consists of variable interest rate loans. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs by closely monitoring its variable rate debt converting such debt to fixed rates when it deems such conversion advantageous.

The Company's interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with such conversion. Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. The table below presents the principal amount of the debt maturing each year through December 31, 2005 and thereafter, monthly annual amortization of principal and weighted average interest rates for the average debt outstanding in each specified period.


                           2001       2002        2003           2004        2005      Thereafter
                       ------------  -------   ----------   -----------   ----------   -----------
Fixed rate debt        $ 19,726,314  233,000   31,550,014   110,429,253   73,224,129   112,552,143
Weighted average
  interest rate               6.99%    6.96%        6.96%         6.93%        6.76%         4.56%

Variable rate debt                -        -            -    88,364,000   31,687,320             -
Weighted average
  interest rate               8.20%    8.20%        8.20%         8.20%        8.18%           N/A

The table above reflects indebtedness outstanding as of December 31, 2000, and does not reflect indebtedness incurred after that date. The Company's ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, the Company's ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's mortgages is estimated to be $116,578,000 of variable rate debt and $323,964,000 of fixed rate debt. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

Approximately $120,051,000, or 26% of the Company's mortgages payable at December 31, 2000, have variable interest rates averaging 8.20%. As of the filing of this report, these variable interest rates are at approximately 6.5%. On January 1, 2001, the Company converted approximately $56,000,000 of variable rate debt to a fixed rate basis ranging from 6.8% to 7.4%. An increase in variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                                      Index

                                                                            Page

Independent Auditors' Report                                                  33

Financial Statements:

      Consolidated Balance Sheets, December 31, 2000 and 1999                 34

      Consolidated Statements of Operations for the years ended
         December 31, 2000, 1999 and 1998                                     36

      Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 2000, 1999 and 1998                                     37

      Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998                                     38

      Notes to Consolidated Financial Statements                              40

Real Estate and Accumulated Depreciation (Schedule III)                       55

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                KPMG LLP


Chicago, Illinois
January 26, 2001, except as to Note 13,
which is as of March 21, 2001

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                                     Assets

                                                             2000              1999
                                                        --------------     ------------
Investment properties (Note 5):
   Land                                                 $  283,182,798      271,905,942
   Construction in progress  (Note 9)                        1,300,592        1,699,356
   Building and improvements                               709,203,272      671,201,002
                                                        --------------     ------------

                                                           993,686,662      944,806,300
   Less accumulated depreciation                            63,414,018       37,424,871
                                                        --------------     ------------

   Net investment properties                               930,272,644      907,381,429
                                                        --------------     ------------

Cash and cash equivalents including amounts
   held by property manager                                  8,397,732       19,424,343
Investment in securities (net of allowance for
   Unrealized loss of $646,568 and $2,088,633 at
   December 31, 2000 and 1999, respectively)
   (Note 1)                                                  9,484,741        8,570,656
Investment in marketable securities                            260,000          260,000
Restricted cash  (Notes 9 and 12)                            7,685,266       15,340,902
Accounts and rents receivable (net of allowance
   for doubtful accounts of approximately
   $1,654,000 and $1,064,000 at December 31,
   2000 and 1999, respectively)  (Note 6)                   28,183,934       19,794,687
Mortgage receivable  (Note 7)                               13,313,976        6,495,541
Deposits and other assets                                      736,271          358,986
Leasing fees (net of accumulated amortization
   of $175,313 and $39,031 at December 31, 2000
   and 1999, respectively) (Note 1)                            649,548          360,486
Loan fees (net of accumulated amortization
   of $1,785,902 and $1,029,487 at December 31,
   2000 and 1999, respectively) (Note 1)                     3,909,870        4,294,942
                                                        --------------     ------------

Total assets                                            $1,002,893,982      982,281,972
                                                        ==============     ============


          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                           Consolidated Balance Sheets
                                   (continued)

                           December 31, 2000 and 1999

                      Liabilities and Stockholders' Equity

                                                          2000              1999
                                                    ---------------     ------------
Liabilities:
   Accounts payable                                 $     3,015,787          384,665
   Accrued interest payable to Affiliate  (Note 3)                -            4,468
   Accrued interest payable to non-affiliates             2,177,703        1,786,331
   Accrued real estate taxes                             19,951,154       18,829,084
   Distributions payable  (Note 13)                       5,063,089        4,374,462
   Security deposits                                      1,929,933        1,976,082
   Mortgages payable  (Note 8)                          467,766,173      440,740,296
   Prepaid rents and unearned income                      1,102,831        1,536,008
   Other liabilities  (Notes 5)                           2,174,279        8,525,986
   Due to Affiliates  (Note 3)                                    -        1,517,775
                                                    ---------------     ------------

Total liabilities                                       503,180,949      479,675,157
                                                    ---------------     ------------

Minority interest                                        27,265,989       27,112,690
                                                    ---------------     ------------

Stockholders' Equity  (Note 3):
   Preferred stock, $.01 par value, 6,000,000
     Shares authorized; none issued and
     Outstanding                                                  -                -
   Common stock, $.01 par value, 100,000,000
     Shares authorized; 62,635,344 and 55,398,888
     issued and outstanding at December 31, 2000
     and 1999, respectively                                 626,353          553,988
   Additional paid-in-capital (net of offering costs
     of $58,816,092 at December 31, 2000 and
     1999, respectively, of which $52,218,524 was
     paid to Affiliates)                                592,973,349      512,567,043
   Accumulated distributions in excess of
     net income                                       (120,506,090)     (35,538,273)
   Accumulated other comprehensive loss                   (646,568)      (2,088,633)
                                                    ---------------     ------------

Total stockholders' equity                              472,447,044      475,494,125
                                                    ---------------     ------------
Commitments and contingencies
   (Notes 6, 8, 9 and 12)

Total liabilities and stockholders' equity          $ 1,002,893,982      982,281,972
                                                    ===============     ============


          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                      Consolidated Statements of Operations

              For the years ended December 31, 2000, 1999 and 1998

                                                             2000              1999            1998
                                                       ---------------     -------------    ------------
Income:
   Rental income (Notes 1 and 6)                       $  105,159,473        85,951,584      51,133,774
   Additional rental income                                41,454,690        32,952,348      16,679,388
   Interest income                                          2,209,214         4,206,809       5,185,534
   Other income                                             2,068,457           676,828         303,582
                                                       ---------------     -------------    ------------

                                                          150,891,834       123,787,569      73,302,278
                                                       ---------------     -------------    ------------
Expenses:
   Professional services to Affiliates                        130,974           126,302          83,203
   Professional services to non-affiliates                    359,710           644,643         357,142
   Merger consideration costs (Note 1)                     68,775,449                 -               -
   General and administrative expenses to
     Affiliates                                               230,894           625,937         330,651
   General and administrative expenses to
     non-affiliates                                         2,362,522         1,027,660         611,952
   Bad debt expense                                         1,458,604         1,300,550         200,000
   Advisor asset management fee                             2,413,500         4,193,068         965,108
   Property operating expenses to Affiliates                3,044,834         4,869,514       2,779,053
   Property operating expenses to
     non-affiliates                                        43,223,189        34,132,511      18,238,307
   Mortgage interest to Affiliates                             26,642            54,114          55,154
   Mortgage interest to non-affiliates                     33,655,464        25,599,610      13,366,445
   Depreciation                                            25,989,147        20,262,873      11,496,515
   Amortization                                               229,816            98,396         166,635
   Acquisition cost expenses to Affiliates                    137,729           380,606         236,380
   Acquisition cost expenses to non-affiliates                (9,578)           185,217         201,403
                                                       ---------------     -------------    ------------

                                                          182,028,896        93,501,001      49,087,948
                                                       ---------------     -------------    ------------

Income (loss) before minority interest                   (31,137,062)        30,286,568      24,214,330
Minority interest                                           (866,745)         (114,667)       (128,459)
                                                       ---------------     -------------    ------------

Net income (loss)                                        (32,003,807)        30,171,901      24,085,871
Other comprehensive income (loss):
   Unrealized holding income (loss) on
      investment securities                                 1,442,065       (2,088,633)               -
                                                       ---------------     -------------    ------------

Comprehensive income (loss)                            $ (30,561,742)        28,083,268      24,085,871
                                                       ===============     =============    ============

Net income (loss) per common share, basic
   and diluted                                         $        (.54)               .55             .60
                                                       ===============     =============    ============
Weighted average common stock shares
   outstanding, basic and diluted                          59,138,837        54,603,088      40,359,796
                                                       ===============     =============    ============

          See accompanying notes to consolidated financial statements

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                 Consolidated Statements of Stockholders' Equity

              For the years ended December 31, 2000, 1999 and 1998


                                                                            Accumulated      Accumulated
                                                            Additional      Distributions       Other
                                              Common         Paid-in        in excess of     Comprehensive
                                               Stock         Capital         Net Income      Income (loss)        Total
                                             ----------    ------------    --------------    ------------     -------------
Balance January 1, 1998                      $ 249,733     220,640,345        (5,973,211)               -       214,916,867

  Net income                                         -               -         24,085,871               -        24,085,871
  Distributions declared ($.88 per
     weighted average common
     shares outstanding)                             -               -       (35,443,213)               -      (35,443,213)
  Proceeds from Offering including
     DRP (net of Offering costs of
     $29,194,655 and subscriptions
     receivable)                               275,668     261,946,748                  -               -       262,222,416
  Treasury Stock                               (1,456)     (1,315,999)                  -               -       (1,317,455)
                                             ----------    ------------    ---------------   -------------    --------------
Balance December 31, 1998                      523,945     481,271,094       (17,330,553)               -       464,464,486

  Net income                                         -               -         30,171,901               -        30,171,901
  Other comprehensive loss                           -               -                  -     (2,088,633)       (2,088,633)
  Distributions declared ($.89 per
     weighted average common
     shares outstanding)                             -               -       (48,379,621)               -      (48,379,621)
  Proceeds from Offering including
     DRP (net of Offering costs of
     $1,279,718)                                34,135      34,995,429                  -               -        35,029,564
  Treasury Stock                               (4,092)     (3,699,480)                  -               -       (3,703,572)
                                             ----------    ------------    ---------------   -------------    --------------
Balance December 31, 1999                      553,988     512,567,043       (35,538,273)     (2,088,633)       475,494,125

  Net loss                                           -               -       (32,003,807)               -      (32,003,807)
  Other comprehensive income                         -               -                  -       1,442,065         1,442,065
  Distributions declared ($.90 per
     weighted average common
     shares outstanding)                                                     (52,964,010)                      (52,964,010)
  Proceeds from DRP                             21,142      22,072,818                                           22,093,960
  Shares issued as a result of Merger           61,818      67,938,180                                           67,999,998
  Treasury Stock                              (10,595)     (9,604,692)                                          (9,615,287)
                                             ----------    ------------    ---------------   -------------    --------------
Balance December 31, 2000                    $ 626,353     592,973,349      (120,506,090)       (646,568)       472,447,044
                                             ==========    ============    ===============   =============    ==============

          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                      Consolidated Statements of Cash Flows

              For the years ended December 31, 2000, 1999 and 1998

                                                            2000                1999             1998
                                                       ---------------     --------------    -------------
Cash flows from operating activities:
  Net income (loss)                                    $ (32,003,807)         30,171,901       24,085,871
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Merger consideration costs                          67,999,998                   -                -
      Depreciation                                        25,989,147          20,262,873       11,496,515
      Amortization                                           229,816              98,396          166,635
      Minority interest                                      866,745             114,667          128,459
      Rental income under master lease
         agreements                                        1,378,872           2,185,830        1,981,774
      Straight line rental income                         (3,557,848)         (2,490,459)      (2,120,951)
      Allowance for doubtful accounts                        589,816             864,256          200,000
      Interest on unamortized loan fees                      686,057             593,961          103,855
      Changes in assets and liabilities:
         Accounts and rents receivable                    (5,421,215)         (5,447,522)      (5,873,368)
         Other assets                                       (400,461)          2,495,850         (848,935)
         Accounts payable                                  2,631,122            (532,818)          98,201
         Accrued interest payable                            386,904             134,907        1,090,430
         Accrued real estate taxes                         1,122,070           4,444,850        7,352,502
         Security deposits                                   (46,149)            415,062          806,661
         Other liabilities                                     4,801          (1,900,000)       1,900,000
         Due to Affiliates                                (1,517,775)          1,484,850         (304,900)
         Prepaid rents and unearned income                  (433,177)          1,087,199          (46,726)
                                                       ---------------     --------------    -------------

Net cash provided by operating activities                  58,504,916         53,983,803       40,216,023
                                                       ---------------     --------------    -------------

Cash flows from investing activities:
      Restricted cash                                       7,655,636            272,295      (13,539,398)
      Escrows held for others                              (6,356,508)         5,217,231        2,815,639
      Purchase of investment in securities                   (699,968)       (10,659,289)               -
      Sale of investment in securities                      1,227,948                  -                -
      Purchase of marketable securities                             -           (260,000)               -
      Additions to investment properties                   (5,488,050)        (5,893,566)      (2,514,122)
      Purchase of investment properties                   (38,626,870)      (255,226,283)    (329,118,654)
      Purchase of minority interest units                  (5,164,277)                 -                -
      Mortgage receivable                                  (6,818,435)        (6,495,541)               -
      Construction in progress                                398,764           (468,908)      (1,230,448)
      Leasing fees                                           (425,344)          (399,517)               -
      Proceeds from sale of land                                    -          1,117,665                -
      Deposits on investment properties                             -                  -        1,918,530
                                                       ---------------     --------------    -------------

Net cash used in investing activities                     (54,297,104)      (272,795,913)    (341,668,453)
                                                       ---------------     --------------    -------------


          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                      Consolidated Statements of Cash Flows
                                   (continued)

              For the years ended December 31, 2000, 1999 and 1998

                                                            2000             1999             1998
                                                       --------------    -------------    -------------
Cash flows from financing activities:
    Proceeds from offering, including DRP              $  22,093,960       36,309,282      291,417,071
    Repurchase of Shares                                  (9,615,287)      (3,703,572)      (1,317,455)
    Payments of offering costs                                     -       (2,173,244)     (28,881,991)
    Loan proceeds                                         31,687,320      145,814,000      166,352,000
    Loan fees                                               (371,343)      (1,633,735)      (2,701,644)
    Distributions paid                                   (54,367,630)     (48,773,272)     (33,454,118)
    Payoff of debt                                        (4,196,898)                -               -
    Principal payments of debt                              (464,545)     (10,659,708)     (18,041,255)
    Payment of deferred organization costs                         -                -           (9,063)
                                                       --------------    -------------    -------------
Net cash provided by (used in) financing
  activities                                             (15,234,423)     115,179,751      373,363,545
                                                       --------------    -------------    -------------
Net increase (decrease) in cash and cash
  equivalents                                            (11,026,611)    (103,632,359)      71,911,115
                                                       --------------    -------------    -------------
Cash and cash equivalents at beginning of
  year                                                    19,424,343      123,056,702       51,145,587
                                                       --------------    -------------    -------------
Cash and cash equivalents at end
  of year                                              $   8,397,732       19,424,343      123,056,702
                                                       ==============    =============    =============

Supplemental schedule of noncash investing and financing activities:


                                             2000               1999               1998
                                        --------------     ---------------    --------------
Purchase of investment properties       $ (45,169,948)       (294,537,006)     (368,364,949)
Assumption of mortgage debt                         -          16,603,534        34,082,015
Minority interest                           6,543,078          22,707,189         5,164,280
                                        --------------     ---------------    --------------

                                        $ (38,626,870)       (255,226,283)     (329,118,654)
                                        ==============     ===============    ==============

Distributions payable                   $   5,063,089           4,374,462         3,844,649
                                        ==============     ===============    ==============

Cash paid for interest                  $  32,609,145          25,074,768        12,435,024
                                        ==============     ===============    ==============

          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements

              For the years ended December 31, 2000, 1999 and 1998


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

On October 14, 1994, the Company commenced an initial public offering of common stock ("Shares"), on a best efforts basis at $10 per Share followed by three additional offerings in which a total of 51,642,397 Shares were sold. As of December 31, 2000, the Company has issued 6,489,793 Shares through the Company's Distribution Reinvestment Program ("DRP"). As of December 31, 2000, the Company has repurchased a total of 1,678,664 Shares through the Company's Share Repurchase Program, for an aggregate cost of $15,194,657. As a result, total offering proceeds were $652,415,794 as of December 31, 2000.

On July 1, 2000, the Company became a self-administered real estate investment trust by completing its acquisition of Inland Real Estate Advisory Services, Inc., the Company's advisor (the "Advisor") and Inland Commercial Property Management, Inc., the Company's property manager (the "Manager"), through a merger in which two wholly owned subsidiaries of the Company were merged with and into the Advisor and the Manager, respectively, with the Advisor and the Manager the surviving entities (the "Merger"). As a result of the Merger, the Company issued to Inland Real Estate Investment Corporation, the sole shareholder of the Advisor ("IREIC") and The Inland Property Management Group, Inc., the sole shareholder of the Manager ("TIPMG"), an aggregate of 6,181,818 shares of the Company's common stock valued at $11 per share, or approximately 10% of the Company's common stock taking into account such issuance. The expense of these shares and additional costs relating to the Merger are reported as an operational expense on the Company's Consolidated Statements of Operations and are included in the Company's calculation of Funds From Operations.

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

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)


Certain reclassifications were made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at December 31, 2000 and 1999 consist of preferred and common stock investments in various real estate investment trusts and are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost than is deemed to be other that temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned and is included in other income in the accompanying consolidated financial statements. Sales of investment securities available-for-sale during the year ended December 31, 2000 resulted in a gain on sale of $46,650, which is included in other income.

Statement of Financial Accounting Standards No. 121 requires the Company to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of investment properties. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 2000, the Company does not believe any of its investment properties are impaired.

The accompanying consolidated financial statements include the accounts of the Company, Inland Joliet Commons, LLC, Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (collectively the "LLCs"). Due to the Company's ability as managing member to directly control the LLCs, they are consolidated for financial reporting purposes. The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements. The accompanying consolidated financial statements also include the accounts of the Company's wholly owned subsidiaries, the Advisor and Manager.

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

The carrying amount of cash and cash equivalents, restricted cash, accounts and rents receivable, accounts payable and other liabilities, accrued offering costs to Affiliates and non-Affiliates, accrued interest payable to Affiliates and non-affiliates, accrued real estate taxes, distributions payable and Due to Affiliates approximate fair value because of the relatively short maturity of these instruments. The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's mortgages is estimated to be $440,542,000. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

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

On December 2, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements." The staff determined that a lessor should defer recognition of contingent rental income, such as percentage/excess rent until the specified target that triggers the contingent rental income is achieved. The Company has recorded percentage rental revenue in accordance with the SAB for all years presented.

The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument. The Company has designated these derivative financial instruments as hedges and applies deferral accounting, as the instrument to be hedged exposes the Company to interest rate risk, and the derivative financial instrument reduces that exposure. Gains and losses related to the derivative financial instrument are deferred and amortized over the terms of the hedged instrument. If a derivative terminates or is sold, the gain or loss is deferred and amortized over the remaining life of the derivative. The Company has only entered into derivative transactions that satisfy the aforementioned criteria. As of December 31, 2000, the Company had no derivative instruments.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)


In October 1998, the Company formed the Inland Joliet Commons, LLC, an Illinois limited liability company, with an unaffiliated third party. The Company contributed approximately $52,000 for a 1% interest in the Inland Joliet Commons, LLC and the third party contributed the Joliet Commons Shopping Center Phase I, with a fair market value of approximately $19,733,000 and debt of approximately $14,569,000 for a 99% interest. The Company is the managing member of the Inland Joliet Commons, LLC. On October 31, 2000, the non-managing member tendered all of its 469,480 units to the managing member for a cash payment of approximately $5,164,000, an amount equal to the non-managing member's equity in the property at the time the property was contributed to the LLC.

(2)   INLAND RYAN, LLC AND INLAND RYAN CLIFF LAKE, LLC

In September 1999, the Company formed the Inland Ryan, LLC, a Delaware limited liability company, with an unaffiliated third party, which then purchased nine shopping centers. The Company contributed approximately $76,720,000 for an approximate 77% interest in the Inland Ryan, LLC. The third party contributed nine properties with a fair market value of approximately $99,427,000, debt of approximately $65,500,000 and received a cash payment of approximately $11,175,000 from the Company for an approximate 23% interest. The Company is the managing member of the Inland Ryan, LLC. The non-managing members have a right on or after January 1, 2001 to tender up to 50% of its interest in the Inland Ryan, LLC to the Company for a cash payment of approximately $13,000,000. The non-managing members' remaining interest may be tendered to the Company on or after June 30, 2002. If the non-managing members have not tendered all of its interest by August 31, 2004, then at any time after that date, the Company, at its sole and exclusive option, may require the tender of all remaining interests of the non-managing members. Generally, profit and loss allocations and distributions from operations of the properties owned by the Inland Ryan, LLC are made in accordance with the respective ownership interests of each member.

During the year ended December 31, 2000, the Company and the non-managing members entered into three amendments to the limited liability company ("LLC") agreement to reflect various transactions with individual members of Inland Ryan, LLC. In aggregate, these amendments had no effect on the Company's and the non-managing members' interest in Inland Ryan, LLC which remains at approximately 77% and 23%, respectively.

In September 1999, the Company formed the Inland Ryan Cliff Lake, LLC, a Delaware limited liability company, with the Inland Ryan, LLC in order to comply with covenants of an assumed mortgage. The Company contributed approximately $6,000 in cash for a 1% interest in the Inland Ryan Cliff Lake, LLC. The Inland Ryan, LLC contributed one property with a fair market value of approximately $5,554,000 and debt of approximately $5,134,000 to the LLC for an approximate 99% interest. The Company is the managing member of the Inland Ryan Cliff Lake, LLC. The non-managing member (third party seller) has a right on or after January 1, 2001 to tender up to 50% of its interest in the Inland Ryan, LLC to the managing member for a cash payment. The remaining interest may be tendered to the managing member on or after June 30, 2002. If the non-managing member has not tendered all of its interest by August 31, 2004, then at any time after that date, the managing member, at its sole and exclusive option, may require the tender of all remaining non-managing member interests. Generally, profit and loss allocations and distributions are made in accordance with stated ownership interests.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)


(3)   TRANSACTIONS WITH AFFILIATES

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

Prior to the Merger, the Advisor and its Affiliates were entitled to reimbursement for salaries and expenses of employees relating to the administration of the Company. Such costs of $130,974, $230,894 and $137,729 are allocated among professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expenses to Affiliates, respectively, for the year ended December 31, 2000. Such costs of $126,302, $625,937 and $380,606 are allocated among professional services to Affiliates, general and administrative expenses to Affiliates and acquisition costs expenses to Affiliates, respectively, for the year ended December 31, 1999.

A previously related party holds the mortgage on the Walgreens, Decatur, Illinois property. As of December 31, 2000, the remaining balance of the mortgage is $685,204. For the year ended December 31, 2000 and 1999, the Company paid principal and interest payments totaling $68,266 annually on this mortgage.

Prior to the Merger, the Advisor and its Affiliates were entitled to reimbursement for salaries and expenses of employees relating to selecting, evaluating and acquiring of investment properties. Such amounts are included in building and improvements for those costs relating to investment properties purchased. Such amounts are included in acquisition cost expenses to Affiliates for costs relating to investment properties not acquired. No such costs were incurred subsequent to the Merger as discussed above.

Prior to the Merger, the Advisor was entitled to receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualified as a REIT, the Advisor would have reimbursed the Company: (i) to the extent that the Advisor Asset Management Fee plus other operating expenses paid during the previous calendar year exceeded 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's net income for that calendar year; and (ii) to the extent that stockholders have not received an annual distribution equal to or greater than an 8% current return. The Advisor Asset Management Fee plus other operating expenses paid during the previous calendar year did not exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's net income for that calendar year and stockholders received an annual distribution greater than an 8% return. The Company incurred $2,413,500 and $4,193,068 of Advisor Asset Management Fees for the years ended December 31, 2000 and 1999, respectively, of which $0 and $1,517,775 was unpaid at December 31, 2000 and 1999, respectively. No fee was incurred subsequent to the Merger as discussed above. The Company paid an Advisor Asset Management Fee which represented .50, .58 and .20 of the 1% of the Average Invested Assets for the six months ended June 30, 2000 and the years ended December 31, 1999 and 1998, respectively. As of July 1, 2000, the Advisor became a subsidiary of the Company and, accordingly, no Advisor Asset Management Fees are accrued in the accompanying consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)


Prior to the Merger, the Manager was entitled to receive Property Management Fees for management and leasing services. Such fees could not exceed 4.5% of the gross income earned by the Company on properties managed. The Company incurred and paid Property Management Fees of $3,044,834, $4,869,514 and $2,779,053 for the years ended December 31, 2000, 1999 and 1998, respectively, all of which have been paid. As of July 1, 2000, the date of the Merger, the net effect of these fees on a consolidated basis is zero.

(4)   STOCK OPTION PLAN AND SOLICITING DEALER WARRANT PLAN

The Company adopted an amended and restated Independent Director Stock Option Plan which granted each Independent Director an option to acquire 3,000 shares of common stock as of the date they become a director and an additional 500 shares on the date of each annual stockholders' meeting commencing with the annual meeting in 1995 if the independent director is a member of the Board on such date. The options for the initial 3,000 Shares granted are exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The succeeding options are exercisable on the second anniversary of the date of grant. As of December 31, 2000, options for 1,000 Shares have been exercised for $9.05 per Share. For the years ended December 31, 2000, 1999 and 1998, options to purchase 19,500, 15,000 and 13,500 shares of common stock exercise at prices ranging from $9.05 to $10.45 per share were outstanding during each of the respective periods.

In connection with the issuance of shares of common stock by the Company in public offerings conducted between October 1994 and December 1998, the Company issued warrants to purchase a total of 1,156,520 shares at a price stated in the Offering during the period commencing with the first date upon which the Soliciting Dealer Warrants were issued and ending upon the exercise period. These warrants were issued to broker dealers who sold shares in the offerings as additional selling commissions. As of December 31, 2000, none of these warrants have been exercised and the Company ascribes no value to them for financial reporting purposes.

(5)   INVESTMENT PROPERTIES

In connection with the purchase of several investment properties, the Company received payments under master lease agreements covering spaces vacant at the time of acquisition of those investment properties. The payments were made to the Company for periods ranging from one to two years from the date of acquisition of the property or until the spaces were leased. As of December 31, 2000, the Company had one property subject to a master lease agreement. GAAP requires that the Company treat these payments as a reduction to the purchase price of the investment properties upon receipt, rather than as rental income. The cumulative amount of such payments was $6,527,531 and $5,148,659 as of December 31, 2000 and 1999, respectively.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)


PRO FORMA INFORMATION (UNAUDITED)

The Company acquired its investment properties at various times. The following table sets forth certain summary unaudited pro forma operating data as if the acquisitions had been consummated as of the beginning of the previous period.

                                        For the years ended December 31,
                                        --------------------------------

                                             2000             1999
                                        --------------    -------------

         Rental income                   $106,681,447       95,624,113
         Additional rental income          41,819,409       35,974,834
         Total revenues                   152,778,527      136,482,584
         Property operating expenses       46,677,546       43,276,089
         Total depreciation                26,373,574       23,225,306
         Total expenses                   183,538,941      101,406,993
         Net income                      (31,627,159)       35,075,591

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

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)


(6)   OPERATING LEASES

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

               2001                        $  100,490,806
               2002                            94,219,331
               2003                            87,858,777
               2004                            79,580,907
               2005                            70,605,620
               Thereafter                     496,350,754
                                           ---------------

               Total                       $  929,106,197
                                           ===============


Remaining lease terms range from one year to forty-five years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of their pro rata share of the real estate taxes and operating expenses of the property. Such amounts are included in additional rental income.

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $3,557,848, $2,490,459 and $2,120,951 in 2000, 1999 and 1998, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $8,955,874 and $5,398,026 in related accounts and rents receivable as of December 31, 2000 and 1999, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.


(7)   MORTGAGE RECEIVABLE

On May 28, 1999, the Company entered into a construction loan agreement with an unaffiliated third party, the borrower, for an aggregate loan amount of $15,500,000 secured by Thatcher Woods Shopping Center in River Grove, Illinois. The construction loan matures on June 29, 2001 and requires the borrower to make monthly interest only payments on amounts disbursed at a rate of 9%. The Company, at its option, may elect to purchase this property, upon completion, subject to certain fair-value-based criteria stated in the contract. As of December 31, 2000, the principal balance of this mortgage receivable is $13,313,976.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)


(8)     MORTGAGES PAYABLE

The Company's mortgages payable are secured by various of its investment properties and consist of the following at December 31, 2000 and 1999:

                               Interest Rate                    Current       Balance at    Balance at
                                at Dec. 31,      Maturity       Monthly        Dec. 31,      Dec. 31,
                                    2000           Date         Payment          2000          1999
                              ---------------   -----------   -----------    -----------    -----------
Mortgage payable to Affiliate:
  Inland Mortgage                  7.65%         05/2004       $    5,689     $  685,204       700,381
     Servicing Corp. (a)

Mortgages payable to non-affiliates:
  Bank One  (a)                    7.21%         08/2000       (b)                     -     4,241,187
  LaSalle Bank N.A.                7.85%         10/2003           57,992      8,865,000     8,865,000
  LaSalle Bank N.A.                7.85%         09/2003           25,872      3,955,000     3,955,000
  LaSalle Bank N.A.                7.59%         01/2004           81,277     12,850,000    12,850,000
  LaSalle Bank N.A.                7.80%         02/2004           83,460     12,840,000    12,840,000
  John Hancock (a) (c)             9.00%         12/2001           85,423      8,776,181     9,000,328
  LaSalle Bank N.A.                7.65%         06/2004           65,133     10,216,880    10,216,880
  LaSalle Bank N.A.                7.49%         06/2004           61,116      9,791,500     9,791,500
  LaSalle Bank N.A.                7.23%         01/2005           28,183      4,677,795     4,677,795
  Allstate                         7.21%         12/2004           38,453      6,400,000     6,400,000
  LaSalle Bank N.A.                5.33%         12/2004           19,740      6,200,000     6,200,000
  LaSalle Bank N.A.                7.28%         03/2005           25,041      4,050,000     4,050,000
  LaSalle Bank N.A.                6.99%         04/2003            6,827      1,150,000     1,150,000
  LaSalle Bank N.A.                7.00%         04/2005          106,404     17,897,500    17,897,500
  Allstate                         7.00%         02/2005           31,946      5,476,500     5,476,500
  Allstate                         7.00%         01/2005           23,917      4,100,000     4,100,000
  Allstate                         7.15%         01/2005           18,173      3,050,000     3,050,000
  Allstate                         7.10%         03/2003           17,620      2,978,000     2,978,000
  Allstate                         6.65%         05/2005           53,200      9,600,000     9,600,000
  Allstate (e)                     9.25%         12/2009           30,125      3,908,082     3,908,082
  Allstate                         6.82%         08/2005           60,243     10,600,000    10,600,000
  LaSalle Bank N.A.                6.50%         12/2005           72,123     13,500,000    13,500,000
  Allstate                         6.66%         10/2003           17,483      3,150,000     3,150,000
  Allstate                         7.00%         12/2003           65,333     11,200,000    11,200,000
  Berkshire Mortgage (a)           7.79%         10/2007          105,719     14,318,117    14,447,153
  Woodmen of the World             6.75%         06/2008           26,015      4,625,000     4,625,000
  Lehman secured
     financing (f)                 6.36%         10/2008          299,025     54,600,000    54,600,000
  Column secured
     financing (g)                 7.00%         11/2008          150,695     25,000,000    25,000,000
  Principal Life Insurance         6.24%         09/2001           55,820     10,734,710    10,734,710
  Bear, Stearns secured
     financing (h)                 6.86%         06/2004          328,662     57,450,000    57,450,000

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                         Interest Rate                 Current      Balance at     Balance at
                          at Dec. 31,     Maturity     Monthly       Dec. 31,       Dec. 31,
                              2000          Date       Payment         2000          1999
                         -------------    --------     -------     ------------   -----------
LaSalle Bank N.A.            8.12%         10/2004        (i)      $ 34,017,000    34,017,000
Allstate                     8.32%         10/2004        (i)        35,787,000    35,787,000
Midland Loan Serv  (a)       7.86%         01/2008     $ 37,649       5,069,384     5,121,280
LaSalle Bank N.A.            8.12%         12/2004        (i)         8,910,000     8,910,000
LaSalle Bank N.A.            8.22%         12/2004        (i)         9,650,000     9,650,000
LaSalle Bank N.A.            8.12%         01/2005        (i)         9,737,620             -
LaSalle Bank N.A.            8.22%         03/2005        (i)         2,400,000             -
LaSalle Bank N.A.            8.22%         04/2005        (i)         2,467,700             -
LaSalle Bank N.A.            8.22%         06/2005        (i)         5,599,000             -
LaSalle Bank N.A.            8.12%         11/2005        (i)         3,650,000             -
LaSalle Bank N.A.            8.22%         12/2005        (i)         7,833,000             -
                                                                   ------------   -----------

Mortgages Payable                                                  $467,766,173   440,740,296
                                                                   ============   ===========

(a) These loans require payments of principal and interest monthly; all other loans listed are interest only.

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

(d) As part of the purchase of this property, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 offered by the Village of Skokie, Illinois. The interest rate floats and is reset weekly by a re-marketing agent. The rate at December 31, 2000 is 5.33%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the bond outstanding. In addition, there is a .125% re-marketing fee paid annually and a trustee fee of $250 paid quarterly.

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

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)


As of December 31, 2000, the required future principal payments on the Company's mortgages payable over the next five years are as follows:

               2001                           $ 19,726,314
               2002                                233,000
               2003                             31,550,014
               2004                            198,793,253
               2005                            104,911,449



(9)   CONSTRUCTION IN PROGRESS

On August 4, 1999, in addition to the Company purchasing the first phase of Hickory Creek Market in Frankfort, Illinois, the Company acquired title to an additional approximately 3.5 acres of adjacent land to be developed into a 20,800 square foot building to be known as "Hickory Creek Market Phase II" from an unaffiliated third party. Included in the purchase price was $1,600,149, which had been placed in a construction escrow for Phase II. As of December 31, 2000, the balance of the construction escrow was $364,502 and is included in restricted cash and $1,300,592 is recorded as construction in progress.


(10)  EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years ended December 31, 2000, 1999 and 1998, options to purchase 19,500, 15,000 and 13,500 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding during each of the respective periods.

As of December 31, 2000, warrants to purchase 1,156,520 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the warrants exercise price was greater than the average market prices of common shares.

The weighted average number of common shares outstanding were 59,138,837, 54,603,088 and 40,359,796 for the years ended December 31, 2000, 1999 and 1998, respectively.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)


(11)  SEGMENT REPORTING

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

The Company assesses and measures operating results on an individual property basis for each of its investment properties based on net property operations. Since all of the Company's investment properties exhibit highly similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.

The property revenues, property net operations, and property assets of the reportable segments are summarized in the following tables as of December 31, 2000, 1999 and 1998, and for each of the years in the three-year period then ended, along with a reconciliation to net income:


                                               2000            1999           1998
                                         ----------------  -------------  -------------
Total property revenues                  $   148,682,620    119,580,760     68,116,744
Total property operating expenses            (46,268,023)   (39,002,025)   (21,017,360)
Mortgage interest                            (33,682,106)   (25,653,724)   (13,421,599)
                                         ----------------  -------------  -------------

Net property operations                       68,732,491     54,925,011     33,677,785
                                         ----------------  -------------  -------------

Interest income                                2,209,214      4,206,809      5,185,534

Non property expenses:
   Merger consideration costs                (68,775,449)             -              -
   Professional services                        (490,684)      (770,945)      (440,345)
   General and administrative                 (2,593,416)    (1,653,597)      (942,603)
   Bad debt expense                           (1,458,604)    (1,300,550)      (200,000)
   Advisor asset management fee               (2,413,500)    (4,193,068)      (965,108)
   Depreciation and amortization             (26,218,963)   (20,361,269)   (11,663,150)
   Acquisition cost expense                     (128,151)      (565,823)      (437,783)
                                         ----------------  -------------  -------------

Income (loss) before minority interest   $   (31,137,062)    30,286,568     24,214,330
                                         ================  =============  =============

Net investment properties                $   930,272,644    907,381,429    630,048,317
                                         ================  =============  =============

Total assets                             $ 1,002,893,982    982,281,972    787,608,547
                                         ================  =============  =============

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)


(12)  COMMITMENTS AND CONTINGENCIES

The Company is not subject to any material pending legal proceedings.

In connection with a tax increment financing district for three of the Company's investment properties, the Company is contingently liable for any shortfalls in the Tax Increment as defined. At December 31, 2000, the Company does not believe any shortfall under the Tax Increment will be due.

On August 4, 1999, the Company acquired title to a 32,000 square foot shopping center known as "Hickory Creek Marketplace" and an additional six acres of vacant land in Frankfort, Illinois. Upon the remaining acreage, a 20,800 square foot store is to be developed by an unaffiliated third party. The initial purchase price of $6,216,535 was funded with cash and cash equivalents. In addition to the purchase price paid, the Company deposited $2,707,303 in a development escrow to fund the construction and the final purchase price of the 20,800 square foot structure. As of December 31, 2000, the balance of the development escrow including interest was $1,540,130 and is included in restricted cash.


(13)  SUBSEQUENT EVENTS

In January 2001, the Company paid a distribution of $5,063,089 to its Stockholders.

On January 1, 2001, the Company converted approximately $56,000,000 of variable rate debt to a fixed rate basis ranging from 6.8% to 7.4%. These fixed rates are effective upon expiration of the current 30-day LIBOR contract maturing December 31, 2000.

On January 1, 2001, the Company issued to Norbert J. Treonis, Samuel A. Orticelli and Mark E. Zalatoris a total of 90,910, 27,273 and 27,273 shares of the Company's common stock, respectively, in connection with employment agreements dated December 14, 2000.

On January 30, 2001, the Company obtained a mortgage loan secured by three of its previously unencumbered investment properties, Stuart's Crossing, St. Charles, Illinois, Pine Tree Plaza, Janesville, Wisconsin, and Shoppes of Mill Creek, Palos Park, Illinois. The loan amounts were $6,050,000, $9,890,000 and $5,660,000, respectively. These mortgage loans have a term of five years and require monthly payments of interest only at the annual rate of 7.375%. The Company paid loan fees of approximately $200,000 in connection with these mortgage loans, which will be amortized over five years, the loan term.

On January 31, 2001, based on the third amendment to the LLC agreement of Inland Ryan, LLC, the Company caused Inland Ryan, LLC to distribute $2,097,609 in cash to Ryan CL, LLC to reimburse for certain pre-formation expenditures incurred by Ryan CL. Upon payment of this distribution, the LLC units owned by Ryan CL, LLC were reduced from approximately 4,164,000 to 2,066,000 and the LLC units owned by the Company increased from approximately 88,232,000 to 90,330,000. The third amendment to the LLC agreement decreases Ryan CL, LLC interest in Inland Ryan, LLC to approximately 2% and increases the Company's interest in Inland Ryan, LLC to approximately 77%. The remaining non-managing members' interests, aggregating 21%, were not affected by this amendment.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)


On February 1, 2001, the Company and the non-managing members of Inland Ryan, LLC entered into a fourth amendment to the LLC agreement. This amendment reflects the right of Ryan MPLS, LLC to receive an earnout amount of approximately $1,075,000. This increase in capital contribution to Inland Ryan, LLC by Ryan MPLS, LLC of approximately $1,075,000 increases their interest in Inland Ryan, LLC to approximately 16% and decreases the Company's interest in Inland Ryan, LLC to approximately 76.5%.

On February 1, 2001, the Company entered into a joint venture with Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property has two anchor tenants, including a 148,420 square foot Montgomery Wards store at the north end of the property and a 139,451 square foot Burlington Coat Factory store on the south. In between is 105,000 square feet of enclosed mall space. The phased redevelopment of the property calls for the demolition of the existing enclosed mall space, construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of 104,700 square feet of new open-air retail space between the existing anchors. The Montgomery Wards store is scheduled to close; the future use of that part of the property has not been determined. A wholly owned subsidiary of the Company is a 50% venture partner with Tri-Land Properties, Inc. in an LLC that was formed to acquire and redevelop the property. Each partner's initial equity contribution was $500,000. In addition, the Company has committed to lend the LLC joint venture, over the five year loan term, up to an additional $17.8 million to fund the initial acquisition and subsequent redevelopment. The loan terms include a 9% initial note rate paid monthly on average outstanding balances and a term of five years. The Company will fund such loan amounts with its available cash balances.

In February 2001, Plitt Theaters, Inc. and its parent corporation, Loews Cineplex Entertainment Corporation, a tenant occupying 40,000 square feet at one of the Company's investment properties, filed for Chapter 11 bankruptcy protection under the Federal bankruptcy laws. On March 1, 2001, Plitt Theaters, Inc. rejected its lease. Management is in the process of marketing this space for a replacement tenant and does not expect this bankruptcy filing to have a material adverse effect on the operations or financial condition of the Company as a whole.

In February 2001, Crown Books Corporation, a tenant occupying a total of 25,013 square feet at two of the Company's investment properties, filed for Chapter 11 bankruptcy protection under the Federal bankruptcy laws. Management does not expect this bankruptcy filing to have a material adverse effect on the operations or financial condition of the Company as a whole.

On February 12, 2001, the Company received a bankruptcy court-approved settlement from Eagle Food Stores, Inc. in the amount of $4,120,000 for the Company's claims for damages as a result of the two rejected leases.

On March 9, 2001, the Company's president, Norbert J. Treonis, resigned citing personal reasons. Robert D. Parks, the Company's chairman for the past six years, reassumed the duties of president and chief executive officer. Mr. Parks previously served in these positions from October 1994 through June 2000. Mr. Parks, along with Mr. G. Joseph Cosenza, also a member of the Company's board of directors for the past six years, was named to the Company's management committee. Mr. Parks will not receive any additional compensation for serving as president and chief executive officer. The board did not name a replacement to fill the vacancy on the board created by Mr. Treonis' resignation.

            INLAND REAL ESTATE CORPORATION (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)


In connection with Mr. Treonis' resignation, the Company and Mr. Treonis entered into a "Separation Agreement." Under this agreement, the Company paid Mr. Treonis $57,451.93 (which after withholding taxes, nets to $34,801.92). The Company's board of directors had raised questions regarding an employment agreement signed by Mr. Treonis in December 2000. This agreement purportedly replaced a prior employment agreement signed by Mr. Treonis in July 2000. As part of the Separation Agreement, Mr. Treonis canceled and assigned to the Company any rights he may have had to shares of the Company's common stock, which were issued under the December agreement. The Separation Agreement contains mutual releases by Mr. Treonis and the Company of all claims arising from or relating to the signing of the December agreement.

On March 21, 2001, the board of directors approved the purchase of Gurnee Town Center, a 179,855 square foot, newly-constructed shopping center on Grand Avenue located in Gurnee, Illinois. The projected closing date is May 1, 2001 with an estimated purchase price of $31,500,000. The Company anticipates the purchase price to be funded from a combination of cash and acquisition indebtedness.


(14)  QUARTERLY OPERATING RESULTS (UNAUDITED)

The following represents results of operations for the quarters during the years 2000 and 1999:

                                                                2000
                                    --------------------------------------------------------
                                     December 31    September 30      June 30      March 31
                                    -------------   ------------    ----------    ----------
Total income                        $ 39,251,846     36,690,148     38,475,529    36,474,311
Net income (loss)                     10,046,416    (57,617,402)    10,044,445     5,522,734

Net income (loss) per common
   share, basic and diluted                  .11           (.93)           .18           .10


                                                              1999
                                    --------------------------------------------------------
                                    December 31     September 30     June 30       March 31
                                    ------------    ------------    ----------    ----------

Total income                        $ 35,368,179     32,453,367     28,775,662    27,190,361
Net income                             6,565,101      8,269,930      8,233,982     7,102,888

Net income per common
   share, basic and diluted                  .12            .15            .15           .13


                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                                  Schedule III
                    Real Estate and Accumulated Depreciation

                                December 31, 2000

                                                       Initial Cost
                                                           (A)
                                               ----------------------------

                                                               Buildings
                                                                  And         Adjustments
                                 Encumbrance       Land       improvements    To Basis (C)
                                -------------  ------------  --------------   ------------
Single-user Retail
------------------
  Walgreens                      $   685,204        78,330        1,130,723              -
      Decatur, IL
  Zany Brainy
      Wheaton, IL                  1,245,000       838,000        1,626,033            664
  Ameritech
      Joliet, IL                     522,375       170,000          883,293          2,544
  Dominick's
      Schaumburg, IL               5,345,500     2,294,437        8,392,661          2,679
  Dominick's
      Highland Park, IL            6,400,000     3,200,000        9,597,963          2,200
  Dominick's
      Glendale Heights, IL         4,100,000     1,265,000        6,942,997          9,194
  Party City
      Oakbrook Terrace, IL           987,500       750,000        1,231,271              -
  Eagle Country Market
      Roselle, IL                  1,450,000       966,667        1,940,898              -
  Dominick's
      West Chicago, IL             3,150,000     1,980,130        4,325,331         28,272
  Walgreens
      Woodstock, IL                  569,610       395,080          774,906              -
  Bakers Shoes
      Chicago, IL                          -       645,284          342,993         15,120
  Staples
      Freeport, IL                 1,480,000       725,288        1,969,690              -
  Carmax
      Schaumburg, IL               7,260,000     7,142,020       13,461,169              -
  Carmax
      Tinley Park, IL              9,450,000     6,788,880       12,116,751              -
  Hollywood Video
      Hammond, IN                    740,000       405,213          948,925              -
  Circuit City
      Traverse City, MI            1,603,000     1,123,170        1,778,861              -
  Cub Foods
      Plymouth, MN                 2,732,000     1,551,104        3,916,470              -
  Cub Foods
      Indianapolis, IN             2,867,000     2,182,557        3,560,502              -
  Eagle Ridge Center
      Lindenhurst, IL              3,000,000       866,702        5,144,821              -


                                                 Gross amount at which carried
                                                      at end of period(B)
                                 ---------------------------------------------------------------
                                                                                                    Date
                                      Land           Buildings                      Accumulated     Con-
                                       and              and             Total       Depreciation   struct-    Date
                                  Improvements      improvements         (D)            (E)          ed       Acq
                                 ----------------  ---------------  -------------   ------------   -------   ------
Single-user Retail
------------------
  Walgreens                               78,330        1,130,723       1,209,053        223,004      1988    01/95
      Decatur, IL
  Zany Brainy
      Wheaton, IL                        838,000        1,626,697       2,464,697        243,985      1995    07/96
  Ameritech
      Joliet, IL                         170,000          885,837       1,055,837        109,073      1995    05/97
  Dominick's
      Schaumburg, IL                   2,294,437        8,395,340      10,689,777      1,002,769      1996    05/97
  Dominick's
      Highland Park, IL                3,200,000        9,600,163      12,800,163      1,382,160      1996    06/97
  Dominick's
      Glendale Heights, IL             1,265,000        6,952,191       8,217,191        806,191      1997    09/97
  Party City
      Oakbrook Terrace, IL               750,000        1,231,271       1,981,271        129,952      1985    11/97
  Eagle Country Market
      Roselle, IL                        966,667        1,940,898       2,907,565        248,303      1990    11/97
  Dominick's
      West Chicago, IL                 1,980,130        4,353,603       6,333,733        468,589      1990    01/98
  Walgreens
      Woodstock, IL                      395,080          774,906       1,169,986         72,939      1973    06/98
  Bakers Shoes
      Chicago, IL                        645,284          358,113       1,003,397         26,530      1891    09/98
  Staples
      Freeport, IL                       725,288        1,969,690       2,694,978        196,836      1998    04/98
  Carmax
      Schaumburg, IL                   7,142,020       13,461,169      20,603,189        934,789      1998    12/98
  Carmax
      Tinley Park, IL                  6,788,880       12,116,751      18,905,631        841,427      1998    12/98
  Hollywood Video
      Hammond, IN                        405,213          948,925       1,354,138         65,866      1998    12/98
  Circuit City
      Traverse City, MI                1,123,170        1,778,861       2,902,031        117,446      1998    01/99
  Cub Foods
      Plymouth, MN                     1,551,104        3,916,470       5,467,574        264,701      1991    03/99
  Cub Foods
      Indianapolis, IN                 2,182,557        3,560,502       5,743,059        283,527      1991    03/99
  Eagle Ridge Center
      Lindenhurst, IL                    866,702        5,144,821       6,011,523        330,273      1998    04/99


                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                            Schedule III (continued)
                    Real Estate and Accumulated Depreciation

                                December 31, 2000

                                                       Initial Cost
                                                           (A)
                                               ----------------------------

                                                               Buildings
                                                                  And         Adjustments
                                 Encumbrance       Land       improvements    To Basis (C)
                                -------------  ------------  --------------   ------------
  Dominick's
      Hammond, IN               $  4,100,000       825,225        8,025,601               -
  Cub Foods
      Buffalo Grove, IL            3,650,000     1,425,840        5,928,515               -
  United Audio Center
      Schaumburg, IL               1,240,000     1,215,143        1,272,717               -
  Bally's Total Fitness
      St. Paul, MN                 3,145,300     1,298,052        4,612,336               -
  Riverdale Commons Outlot
      Coon Rapids, MN                      -       544,676          605,205               -

Neighborhood Retail Centers
---------------------------

  Eagle Crest
      Naperville, IL               2,350,000     1,878,618        2,938,352         337,860
  Goodyear
      Montgomery, IL                 630,000       315,000          834,659         (11,158)
  Hartford Plaza
      Naperville, IL               2,310,000       990,000        3,427,961          20,912
  Nantucket Square
      Schaumburg, IL               2,200,000     1,908,000        2,349,918         (55,972)
  Antioch Plaza
      Antioch, IL                    875,000       268,000        1,360,445        (104,977)
  Mundelein Plaza
      Mundelein, IL                2,810,000     1,695,000        3,965,561         (28,547)
  Regency Point
      Lockport, IL                         -     1,000,000        4,720,800         (19,377)
  Prospect Heights
      Prospect Heights, IL         1,095,000       494,300        1,683,005          63,714
  Sears
      Montgomery, IL               1,645,000       768,000        2,654,681           9,606
  Salem Square
      Countryside, IL              3,130,000     1,735,000        4,449,217          93,344
  Hawthorn Village
      Vernon Hills, IL             4,280,000     2,619,500        5,887,640         278,697
  Six Corners
      Chicago, IL                  3,100,000     1,440,000        4,532,977         351,256
  Spring Hill Fashion Center
      West Dundee, IL              4,690,000     1,794,000        7,415,396         250,852


                                                Gross amount at which carried
                                                     at end of period(B)
                                ---------------------------------------------------------------
                                                                                                   Date
                                     Land           Buildings                      Accumulated     Con-
                                      and              and             Total       Depreciation   struct-    Date
                                 Improvements      improvements         (D)            (E)          ed       Acq
                                ----------------  ---------------  -------------   ------------   -------   ------
  Dominick's
      Hammond, IN                       825,225        8,025,601       8,850,826        481,720      1999    05/99
  Cub Foods
      Buffalo Grove, IL               1,425,840        5,928,515       7,354,355        349,017      1999    06/99
  United Audio Center
      Schaumburg, IL                  1,215,143        1,272,717       2,487,860         65,454      1998    09/99
  Bally's Total Fitness
      St. Paul, MN                    1,298,052        4,612,336       5,910,388        242,691      1988    09/99
  Riverdale Commons Outlot
      Coon Rapids, MN                   544,676          605,205       1,149,881         23,325      1999    03/00

Neighborhood Retail Centers
---------------------------

  Eagle Crest
      Naperville, IL                  1,878,618        3,276,212       5,154,830        615,943      1991    03/95
  Goodyear
      Montgomery, IL                    315,000          823,501       1,138,501        146,495      1991    09/95
  Hartford Plaza
      Naperville, IL                    990,000        3,448,873       4,438,873        662,692      1995    09/95
  Nantucket Square
      Schaumburg, IL                  1,908,000        2,293,946       4,201,946        400,329      1980    09/95
  Antioch Plaza
      Antioch, IL                       268,000        1,255,468       1,523,468        219,949      1995    12/95
  Mundelein Plaza
      Mundelein, IL                   1,695,000        3,937,014       5,632,014        622,334      1990    03/96
  Regency Point
      Lockport, IL                    1,000,000        4,701,423       5,701,423        744,403      1993    04/96
  Prospect Heights
      Prospect Heights, IL              494,300        1,746,719       2,241,019        262,039      1985    06/96
  Sears
      Montgomery, IL                    768,000        2,664,287       3,432,287        394,905      1990    06/96
  Salem Square
      Countryside, IL                 1,735,000        4,542,561       6,277,561        657,733      1973    08/96
  Hawthorn Village
      Vernon Hills, IL                2,619,500        6,166,337       8,785,837        901,719      1979    08/96
  Six Corners
      Chicago, IL                     1,440,000        4,884,233       6,324,233        654,949      1966    10/96
  Spring Hill Fashion Center
      West Dundee, IL                 1,794,000        7,666,248       9,460,248      1,044,352      1985    11/96


                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                            Schedule III (continued)
                    Real Estate and Accumulated Depreciation

                                December 31, 2000

                                                       Initial Cost
                                                           (A)
                                               ----------------------------

                                                               Buildings
                                                                  And         Adjustments
                                 Encumbrance       Land       improvements    To Basis (C)
                                -------------  ------------  --------------   ------------
  Crestwood Plaza
      Crestwood, IL               $  904,380       325,577        1,483,183         81,603
  Park St. Claire
      Schaumburg, IL                 762,500       319,578          986,920        226,674
  Summit of Park Ridge
      Park Ridge, IL               1,600,000       672,000        2,498,050         64,483
  Grand and Hunt Club
      Gurnee, IL                   1,796,000       969,840        2,622,575       (52,811)
  Quarry Outlot
      Hodgkins, IL                   900,000       522,000        1,278,431          8,872
  Aurora Commons
      Aurora, IL                   8,776,181     3,220,000        8,318,861        421,701
  Lincoln Park Place
      Chicago, IL                  1,050,000       819,000        1,299,902       (86,237)
  Niles Shopping Center
      Niles, IL                    1,617,500       850,000        2,466,389         26,658
  Mallard Crossing
      Elk Grove Village, IL        4,050,000     1,778,667        6,331,943        123,843
  Cobblers Crossing
      Elgin, IL                    5,476,500     3,200,000        7,763,940        193,452
  Calumet Square
      Calumet City, IL             1,032,920       527,000        1,540,046        124,186
  Sequoia Shopping Center
      Milwaukee, WI                1,505,000     1,216,914        1,805,784       (11,425)
  River Square Shopping Center
      Naperville, IL               3,050,000     2,853,226        3,129,477        280,718
  Shorecrest Plaza
      Racine, WI                   2,978,000     1,150,000        4,775,119         37,402
  Dominick's
      Countryside, IL              1,150,000     1,375,000          925,106              -
  Terramere Plaza
      Arlington Heights, IL        2,202,500     1,435,000        2,981,314        251,600
  Wilson Plaza
      Batavia, IL                    650,000       310,000          999,366         23,960
  Iroquois Center
      Naperville, IL               5,950,000     3,668,347        8,276,041        726,789
  Fashion Square
      Skokie, IL                   6,200,000     2,393,534        6,901,769        151,719


                                                  Gross amount at which carried
                                                       at end of period(B)
                                  ---------------------------------------------------------------
                                                                                                     Date
                                       Land           Buildings                      Accumulated     Con-
                                        and              and             Total       Depreciation   struct-    Date
                                   Improvements      improvements         (D)            (E)          ed       Acq
                                  ----------------  ---------------  -------------   ------------   -------   ------
  Crestwood Plaza
      Crestwood, IL                       325,577        1,564,786       1,890,363        212,451      1992    12/96
  Park St. Claire
      Schaumburg, IL                      319,578        1,213,594       1,533,172        329,503      1994    12/96
  Summit of Park Ridge
      Park Ridge, IL                      672,000        2,562,533       3,234,533        339,647      1986    12/96
  Grand and Hunt Club
      Gurnee, IL                          969,840        2,569,764       3,539,604        342,702      1996    12/96
  Quarry Outlot
      Hodgkins, IL                        522,000        1,287,303       1,809,303        171,594      1996    12/96
  Aurora Commons
      Aurora, IL                        3,220,000        8,740,562      11,960,562      1,223,897      1988    01/97
  Lincoln Park Place
      Chicago, IL                         819,000        1,213,665       2,032,665        161,444      1990    01/97
  Niles Shopping Center
      Niles, IL                           850,000        2,493,047       3,343,047        307,886      1982    04/97
  Mallard Crossing
      Elk Grove Village, IL             1,778,667        6,455,786       8,234,453        821,533      1993    05/97
  Cobblers Crossing
      Elgin, IL                         3,200,000        7,957,392      11,157,392      1,014,589      1993    05/97
  Calumet Square
      Calumet City, IL                    527,000        1,664,232       2,191,232        193,775     67/94    06/97
  Sequoia Shopping Center
      Milwaukee, WI                     1,216,914        1,794,359       3,011,273        211,622      1988    06/97
  River Square Shopping Center
      Naperville, IL                    2,853,226        3,410,195       6,263,421        437,298      1988    06/97
  Shorecrest Plaza
      Racine, WI                        1,150,000        4,812,521       5,962,521        544,850      1977    07/97
  Dominick's
      Countryside, IL                   1,375,000          925,106       2,300,106        112,204      1975    12/97
  Terramere Plaza
      Arlington Heights, IL             1,435,000        3,232,914       4,667,914        318,183      1980    12/97
  Wilson Plaza
      Batavia, IL                         310,000        1,023,326       1,333,326        116,364      1986    12/97
  Iroquois Center
      Naperville, IL                    3,668,347        9,002,830      12,671,177        913,542      1983    12/97
  Fashion Square
      Skokie, IL                        2,393,534        7,053,488       9,447,022        720,106      1984    12/97


                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                            Schedule III (continued)
                    Real Estate and Accumulated Depreciation

                                December 31, 2000

                                                       Initial Cost
                                                           (A)
                                               ----------------------------

                                                               Buildings
                                                                  And         Adjustments
                                 Encumbrance       Land       improvements    To Basis (C)
                                -------------  ------------  --------------   ------------
  Shops at Coopers Grove
      Country Club Hills, IL    $  2,900,000     1,400,897        4,417,565       (15,241)
  Maple Plaza
      Downers Grove, IL            1,582,500     1,364,202        1,822,493        179,100
  Orland Park Retail
      Orland Park, IL                625,000       460,867          795,939       (22,566)
  Wisner/Milwaukee Plaza
      Chicago, IL                    974,725       528,576        1,383,292              -
  Homewood Plaza
      Homewood, IL                 1,013,201       534,599        1,398,042          8,360
  Elmhurst City Center
      Elmhurst, IL                 2,513,765     2,050,217        3,011,298      (522,814)
  Shoppes of Mill Creek
      Palos Park, IL                       -     3,305,949        8,005,850         30,267
  Prairie Square
      Sun Prairie, WI              1,550,000       739,575        2,381,050         66,231
  Oak Forest Commons
      Oak Forest, IL               6,617,871     2,795,519        9,033,988        607,327
  Downers Grove Market
      Downers Grove, IL           10,600,000     6,224,467       11,616,661       (29,297)
  St. James Crossing
      Westmont, IL                 3,847,599     2,610,600        4,938,351        128,410
  High Point Center
      Madison, WI                  5,360,988     1,449,560        8,817,508         83,025
  Western & Howard
      Chicago, IL                    992,681       439,990        1,523,460              -
  Wauconda Shopping Center
      Wauconda, IL                 1,333,834       454,500        2,067,622              -
  Berwyn Plaza
      Berwyn, IL                     708,638       769,073        1,078,379         10,105
  Woodland Heights
      Streamwood, IL               3,940,009     2,976,000        6,898,100      (108,624)
  Schaumburg Plaza
      Schaumburg, IL               3,908,082     2,445,555        4,565,548         38,413
  Winnetka Commons
      New Hope, MN                 2,233,744     1,596,600        2,858,630         13,873
  Eastgate Shopping Center
      Lombard, IL                  3,345,000     4,252,440        2,577,933      1,753,215


                                                Gross amount at which carried
                                                     at end of period(B)
                                ---------------------------------------------------------------
                                                                                                   Date
                                     Land           Buildings                      Accumulated     Con-
                                      and              and             Total       Depreciation   struct-    Date
                                 Improvements      improvements         (D)            (E)          ed       Acq
                                ----------------  ---------------  -------------   ------------   -------   ------
  Shops at Coopers Grove
      Country Club Hills, IL          1,400,897        4,402,324       5,803,221        459,509      1991    01/98
  Maple Plaza
      Downers Grove, IL               1,364,202        2,001,593       3,365,795        216,786      1988    01/98
  Orland Park Retail
      Orland Park, IL                   460,867          773,373       1,234,240         85,127      1997    02/98
  Wisner/Milwaukee Plaza
      Chicago, IL                       528,576        1,383,292       1,911,868        140,124      1994    02/98
  Homewood Plaza
      Homewood, IL                      534,599        1,406,402       1,941,001        149,910      1993    02/98
  Elmhurst City Center
      Elmhurst, IL                    2,050,217        2,488,484       4,538,701        253,285      1994    02/98
  Shoppes of Mill Creek
      Palos Park, IL                  3,305,949        8,036,117      11,342,066        834,326      1989    03/98
  Prairie Square
      Sun Prairie, WI                   739,575        2,447,281       3,186,856        251,508      1995    03/98
  Oak Forest Commons
      Oak Forest, IL                  2,795,519        9,641,315      12,436,834        945,840      1998    03/98
  Downers Grove Market
      Downers Grove, IL               6,224,467       11,587,364      17,811,831      1,212,228      1998    03/98
  St. James Crossing
      Westmont, IL                    2,610,600        5,066,761       7,677,361        518,684      1990    03/98
  High Point Center
      Madison, WI                     1,449,560        8,900,533      10,350,093        846,601      1984    04/98
  Western & Howard
      Chicago, IL                       439,990        1,523,460       1,963,450        143,317      1985    04/98
  Wauconda Shopping Center
      Wauconda, IL                      454,500        2,067,622       2,522,122        196,233      1988    05/98
  Berwyn Plaza
      Berwyn, IL                        769,073        1,088,484       1,857,557         97,169      1983    05/98
  Woodland Heights
      Streamwood, IL                  2,976,000        6,789,476       9,765,476        610,989      1956    06/98
  Schaumburg Plaza
      Schaumburg, IL                  2,445,555        4,603,961       7,049,516        420,988      1994    06/98
  Winnetka Commons
      New Hope, MN                    1,596,600        2,872,503       4,469,103        286,216      1990    07/98
  Eastgate Shopping Center
      Lombard, IL                     4,252,440        4,331,148       8,583,588        342,621      1959    07/98


                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                            Schedule III (continued)
                    Real Estate and Accumulated Depreciation

                                December 31, 2000

                                                       Initial Cost
                                                           (A)
                                               ----------------------------

                                                               Buildings
                                                                  And         Adjustments
                                 Encumbrance       Land       improvements    To Basis (C)
                                -------------  ------------  --------------   ------------
  Orland Greens
      Orland Park, IL           $  2,132,000     1,246,440        3,877,755        190,785
  Two Rivers Plaza
      Bolingbrook, IL              3,658,000     1,820,453        4,993,133          6,050
  Edinburgh Festival
      Brooklyn Park, MN            4,625,000     2,472,746        6,372,809          5,270
  Riverplace Center
      Noblesville, IN              3,323,000     1,591,682        4,497,515              -
  Rose Plaza
      Elmwood Park, IL             2,008,000     1,530,149        2,665,910              -
  Marketplace at Six Corners
      Chicago, IL                 11,200,000     9,007,150       10,014,533              -
  Plymouth Collection
      Plymouth, MN                 3,441,000     1,459,045        5,174,725        (6,488)
  Loehmann's Plaza
      Brookfield, WI               6,643,000     4,797,940        8,758,688        220,475
  Baytowne Square
      Champaign, IL                7,027,000     3,820,545        8,853,078       (85,251)
  Gateway Square
      Hinsdale, IL                 3,470,000     3,045,966        3,899,226         58,490
  Oak Lawn Town Center
      Oak Lawn, IL                 1,200,000     1,384,049        1,034,346              -
  Oak Forest Commons Ph III
      Oak Forest, IL                 552,700       204,881          906,609       (14,803)
  Stuart's Crossing
      St. Charles, IL                      -     4,234,079        9,421,791              -
  West River Crossing
      Joliet, IL                   2,806,700     2,316,806        3,320,482      (147,559)
  Hickory Creek Marketplace
      Frankfort, IL                3,108,300     1,796,717        4,435,125      (145,876)
  Burnsville Crossing
      Burnsville, MN               2,858,100     2,061,340        4,667,414        109,271
  Byerly's Burnsville
      Burnsville, MN               2,915,900     1,706,797        4,144,841      1,847,683
  Cliff Lake Center
      Eagan, MN                    5,069,384     2,517,253        3,056,771        339,308
  Park Place Plaza
      St. Louis Park, MN           6,407,000     4,255,856        8,575,148              -


                                                 Gross amount at which carried
                                                      at end of period(B)
                                 ---------------------------------------------------------------
                                                                                                    Date
                                      Land           Buildings                      Accumulated     Con-
                                       and              and             Total       Depreciation   struct-    Date
                                  Improvements      improvements         (D)            (E)          ed       Acq
                                 ----------------  ---------------  -------------   ------------   -------   ------
  Orland Greens
      Orland Park, IL                  1,246,440        4,068,540       5,314,980        316,134      1984    09/98
  Two Rivers Plaza
      Bolingbrook, IL                  1,820,453        4,999,183       6,819,636        459,983      1994    10/98
  Edinburgh Festival
      Brooklyn Park, MN                2,472,746        6,378,079       8,850,825        516,327      1997    10/98
  Riverplace Center
      Noblesville, IN                  1,591,682        4,497,515       6,089,197        339,133      1992    11/98
  Rose Plaza
      Elmwood Park, IL                 1,530,149        2,665,910       4,196,059        227,357      1997    11/98
  Marketplace at Six Corners
      Chicago, IL                      9,007,150       10,014,533      19,021,683        702,398      1997    11/98
  Plymouth Collection
      Plymouth, MN                     1,459,045        5,168,237       6,627,282        387,212      1999    01/99
  Loehmann's Plaza
      Brookfield, WI                   4,797,940        8,979,163      13,777,103        598,984      1985    02/99
  Baytowne Square
      Champaign, IL                    3,820,545        8,767,827      12,588,372        641,918      1993    02/99
  Gateway Square
      Hinsdale, IL                     3,045,966        3,957,716       7,003,682        276,334      1985    03/99
  Oak Lawn Town Center
      Oak Lawn, IL                     1,384,049        1,034,346       2,418,395         54,967      1999    06/99
  Oak Forest Commons Ph III
      Oak Forest, IL                     204,881          891,806       1,096,687         56,902      1999    06/99
  Stuart's Crossing
      St. Charles, IL                  4,234,079        9,421,791      13,655,870        444,060      1999    08/98
  West River Crossing
      Joliet, IL                       2,316,806        3,172,923       5,489,729        174,381      1999    08/99
  Hickory Creek Marketplace
      Frankfort, IL                    1,796,717        4,289,249       6,085,966        241,824      1999    08/99
  Burnsville Crossing
      Burnsville, MN                   2,061,340        4,776,685       6,838,025        269,170      1989    09/99
  Byerly's Burnsville
      Burnsville, MN                   1,706,797        5,992,524       7,699,321        237,497      1988    09/99
  Cliff Lake Center
      Eagan, MN                        2,517,253        3,396,079       5,913,332        226,968      1988    09/99
  Park Place Plaza
      St. Louis Park, MN               4,255,856        8,575,148      12,831,004        446,525      1997    09/99


                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                            Schedule III (continued)
                    Real Estate and Accumulated Depreciation

                                December 31, 2000


                                                       Initial Cost
                                                           (A)
                                               ----------------------------

                                                               Buildings
                                                                  And         Adjustments
                                 Encumbrance       Land       improvements    To Basis (C)
                                -------------  ------------  --------------   ------------
  Maple Grove Retail
      Maple Grove, MN           $  3,958,000     2,172,777        5,758,017              -
  Shingle Creek
      Brooklyn Center, MN          1,735,000     1,228,197        2,261,560         91,797
  Rose Plaza West
      Naperville, IL               1,382,000       989,499        1,790,417              -
  Schaumburg Promenade
      Schaumburg, IL               9,650,000     6,562,000       12,763,506       (45,121)
  Rose Plaza East
      Naperville, IL               1,085,700       825,132        1,380,144              -
  Joliet Commons Ph II
      Joliet, IL                   2,400,000       810,798        3,998,532              -
  Bohl Farm Marketplace
      Crystal Lake, IL             7,833,000     5,800,157        9,888,134              -

Community Centers
-----------------

  Lansing Square
      Lansing, IL                  8,150,000     4,075,000       12,179,383        878,357
  Maple Park Place
      Bolingbrook, IL              7,650,000     3,665,909       11,669,428        526,874
  Rivertree Court
      Vernon Hills, IL            17,547,999     8,651,875       22,963,475        262,113
  Naper West
      Naperville, IL               7,695,199     5,335,000        9,611,971      (158,606)
  Woodfield Plaza
      Schaumburg, IL               9,600,000     4,612,277       15,160,000      (682,587)
  Lake Park Plaza
      Michigan City, IN            6,489,618     3,252,861        9,208,072        859,963
  Chestnut Court
      Darien, IL                   8,618,623     5,719,982       10,350,084        161,429
  Bergen Plaza
      Oakdale, MN                  9,141,896     5,346,781       11,700,498        378,940
  Fairview Heights Plaza
      Fairview Heights, IL         5,637,000     2,350,493        8,914,458          5,500
  Woodfield Commons E/W
      Schaumburg, IL              13,500,000     8,352,858       18,336,997        651,961



                                                Gross amount at which carried
                                                     at end of period(B)
                                ---------------------------------------------------------------
                                                                                                   Date
                                     Land           Buildings                      Accumulated     Con-
                                      and              and             Total       Depreciation   struct-    Date
                                 Improvements      improvements         (D)            (E)          ed       Acq
                                ----------------  ---------------  -------------   ------------   -------   ------
  Maple Grove Retail
      Maple Grove, MN                 2,172,777        5,758,017       7,930,794        311,246      1998    09/99
  Shingle Creek
      Brooklyn Center, MN             1,228,197        2,353,357       3,581,554        138,978      1986    09/99
  Rose Plaza West
      Naperville, IL                    989,499        1,790,417       2,779,916         88,820      1997    09/99
  Schaumburg Promenade
      Schaumburg, IL                  6,562,000       12,718,385      19,280,385        478,558      1999    12/99
  Rose Plaza East
      Naperville, IL                    825,132        1,380,144       2,205,276         54,831      1999    01/00
  Joliet Commons Ph II
      Joliet, IL                        810,798        3,998,532       4,809,330        132,007      1999    02/00
  Bohl Farm Marketplace
      Crystal Lake, IL                5,800,157        9,888,134      15,688,291         29,168      2000    12/00

Community Centers
-----------------

  Lansing Square
      Lansing, IL                     4,075,000       13,057,740      17,132,740      1,694,767      1991    12/96
  Maple Park Place
      Bolingbrook, IL                 3,665,909       12,196,302      15,862,211      1,790,507      1992    01/97
  Rivertree Court
      Vernon Hills, IL                8,651,875       23,225,588      31,877,463      2,846,771      1988    07/97
  Naper West
      Naperville, IL                  5,335,000        9,453,365      14,788,365      1,070,467      1985    12/97
  Woodfield Plaza
      Schaumburg, IL                  4,612,277       14,477,413      19,089,690      1,580,329      1992    01/98
  Lake Park Plaza
      Michigan City, IN               3,252,861       10,068,035      13,320,896      1,000,129      1990    02/98
  Chestnut Court
      Darien, IL                      5,719,982       10,511,513      16,231,495      1,058,044      1987    03/98
  Bergen Plaza
      Oakdale, MN                     5,346,781       12,079,438      17,426,219      1,168,306      1978    04/98
  Fairview Heights Plaza
      Fairview Heights, IL            2,350,493        8,919,958      11,270,451        728,160      1991    08/98
  Woodfield Commons E/W
      Schaumburg, IL                  8,352,858       18,988,958      27,341,816      1,553,203      1997    10/98


                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                            Schedule III (continued)
                    Real Estate and Accumulated Depreciation

                                December 31, 2000

                                                       Initial Cost
                                                           (A)
                                               ----------------------------

                                                               Buildings
                                                                  And         Adjustments
                                 Encumbrance       Land       improvements    To Basis (C)
                                -------------  ------------  --------------   ------------
  Joliet Commons
      Joliet, IL                 $ 14,318,117     4,088,806       15,684,488       (92,292)
  Springboro Plaza
      Springboro, OH               5,161,000     1,079,108        8,240,455              -
  Park Center Plaza
      Tinley Park, IL              7,337,000     5,363,000        9,633,491      (750,323)
  Woodland Commons
      Buffalo Grove, IL           10,734,710     5,337,727       15,410,472        336,344
  Randall Square
      Geneva, IL                           -      7,640,665      19,745,173       (16,512)
  Riverdale Commons
      Coon Rapids, MN              9,752,000      4,324,439      15,131,353         11,687
  Quarry Retail
      Minneapolis, MN             15,670,000      7,761,542      23,603,421            898
  Pine Tree Plaza
      Janesville, WI                       -      2,889,136      15,644,108      (228,273)
  Chatham Ridge
      Chicago, IL                  9,737,620      4,089,800      15,455,577        356,149

                              ---------------  ------------- ---------------  -------------
      Total                    $ 467,766,173    283,182,798     697,480,282     10,985,507
                              ===============  ============= ===============  =============

                                               Gross amount at which carried
                                                    at end of period(B)
                               ---------------------------------------------------------------
                                                                                                  Date
                                    Land           Buildings                      Accumulated     Con-
                                     and              and             Total       Depreciation   struct-    Date
                                Improvements      improvements         (D)            (E)          ed       Acq
                               ----------------  ---------------  -------------   ------------   -------   ------
  Joliet Commons
      Joliet, IL                     4,088,806       15,592,196      19,681,002      1,394,650      1995    10/98
  Springboro Plaza
      Springboro, OH                 1,079,108        8,240,455       9,319,563        613,055      1992    11/98
  Park Center Plaza
      Tinley Park, IL                5,363,000        8,883,168      14,246,168        758,239      1988    12/98
  Woodland Commons
      Buffalo Grove, IL              5,337,727       15,746,816      21,084,543      1,072,931      1991    02/99
  Randall Square
      Geneva, IL                     7,640,665       19,728,661      27,369,326      1,212,015      1999    05/99
  Riverdale Commons
      Coon Rapids, MN                4,324,439       15,143,040      19,467,479        782,671      1998    09/99
  Quarry Retail
      Minneapolis, MN                7,761,542       23,604,319      31,365,861      1,215,079      1997    09/99
  Pine Tree Plaza
      Janesville, WI                 2,889,136       15,415,835      18,304,971        745,523      1998    10/99
  Chatham Ridge
      Chicago, IL                    4,089,800       15,811,726      19,901,526        513,818      1999    02/00

                              -----------------  ---------------  --------------  -------------
      Total                        283,182,798      708,465,789     991,648,587     63,393,406
                              =================  ===============  ==============  =============

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                            Schedule III (continued)
                    Real Estate and Accumulated Depreciation

                        December 31, 2000, 1999 and 1998

Notes:

(A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) The aggregate cost of real estate owned at December 31, 2000 and 1999 for federal income tax purposes was approximately $880,350,000 and $824,300,000, unaudited, respectively.

(C) Adjustments to basis includes additions to investment properties net of payments received under master lease agreements. As part of several purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the investment properties rather than as rental income.

(D)   Reconciliation of real estate owned:

                                       2000            1999          1998
                                 ---------------  -------------  -------------

Balance at beginning of year     $  943,106,944    645,979,867    276,310,838
Purchases of property                45,169,948    294,537,006    368,364,949
Additions                             5,488,050      5,893,566      3,285,854
Sales                                         -     (1,117,665)             -
Payments received under
   master leases                     (1,378,872)    (2,185,830)    (1,981,774)
                                 ---------------  -------------  -------------
Balance at end of year           $  992,386,070    943,106,944    645,979,867
                                 ===============  =============  =============

(E)   Reconciliation of accumulated depreciation:

Balance at beginning of year     $   37,424,871     17,161,998      5,665,483
Depreciation expense                 25,989,147     20,262,873     11,496,515
                                 ---------------  -------------  -------------

Balance at end of year           $   63,414,018     37,424,871     17,161,998
                                 ===============  =============  =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting or financial disclosure during 2000.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information which appears under the captions "Proposal No. 1 - Election of Directors" and Executive Officers" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders is incorporated by reference into this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

The information which appears under the caption "Executive Compensation: in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders is incorporated by reference into this Item 11: provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation set forth therein shall not be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information which appears under the captions "Certain Relationships and Related Transactions" and "Common Stock Ownership of Management" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information which appears under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of documents filed:

     (1) The consolidated financial statements of the Company are set forth in the report in Item 8.

     (2)  Financial Statement Schedules:

          Financial statement schedule for the year ended December 31, 2000 is submitted herewith.

                                                                           Page

          Real Estate and Accumulated Depreciation (Schedule III).......     55

          Schedules not filed:

          All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     (3) Exhibits: Required by the Securities and Exchange Commission Regulation S-K, Item 601.

(b)  Reports on Form 8-K:

     None

(c) Exhibits: Required by the Securities and Exchange Commission Regulation S-K, Item 601.

     The following exhibits are filed as part of this document or incorporated herein by reference:

     Item No.  Description

       2.1 Agreement and Plan of Merger by and among the Registrant, Inland Advisors, Inc., Inland Management Corporation, Inland Real Estate Investment Corporation, Inland Real Estate Advisory Services, Inc., The Inland Property Management Group, Inc., Inland Commercial Property Management, Inc. and The Inland Group, Inc. dated March 7, 2000 (7)

       3.1 Third Articles of Amendment and Restatement of the Registrant dated July 1, 2000 (8)

       3.2     Amended and Restated Bylaws of the Registrant (1)

       4.1     Specimen Stock Certificate (2)

      10.1 Advisory Agreement between the Registrant and Inland Real Estate Advisory Services, Inc. dated October 14, 1994 (3)

      10.1 (a) Amendment No. 1 to the Advisory Agreement dated October 13, 1995 (5)

      10.1 (b) Amendment No. 2 to the Advisory Agreement dated October 13, 1996 (5)

      10.1 (c) Amendment No. 3 to the Advisory Agreement effective as of October 13, 1997 (2)

      10.1 (d) Amendment No. 4 to the Advisory Agreement dated March 27, 1998
               (6)

      10.1 (e) Amendment No. 5 to the Advisory Agreement dated June 30, 1998
               (6)

      10.2 Form of Management Agreement between the Registrant and Inland Commercial Property Management, Inc. (4)

      10.3     Amended and Restated Independent Director Stock Option Plan (3)

      10.4 Consulting Agreement between the Registrant and Robert D. Parks dated July 1, 2000 (8)

      10.5 Employment Agreement between the Registrant and Norbert J. Treonis dated December 14, 2000 (9)

      10.6 Separation Agreement between the Registrant and Norbert J. Treonis dated March 9, 2001 (9)

      10.7     [Reserved]

      10.8 Employment Agreement between the Registrant and Samuel A. Orticelli dated December 14, 2000 (9)

      10.9 Employment Agreement between the Registrant and Mark E. Zalatoris dated December 14, 2000 (9)

      10.10 Sublease between the Registrant and Inland Real Estate Investment Corporation dated July 1, 2000 (8)

      10.11 Services Agreement between the Registrant and Inland Real Estate Investment Corporation, Inland Payroll Services, Inc., Inland Computer Services, Inc., Inland Risk and Insurance Management Services, Inc., Inland Communications, Inc., Investors Property Tax Services, Inc. and Inland Office Management, Inc. dated
               July 1, 2000 (1)

      10.12 Software License Agreement between the Registrant and Inland Computer Services, Inc. dated July 1, 2000 (1)

      10.13 Service Mark and Tradename License Agreement between the Registrant and The Inland Group, Inc. dated July 1, 2000 (1)

      10.14 First Amendment to Sublease between the Registrant and Inland Real Estate Investment Corporation dated February 27, 2001 (1)

      21       Subsidiaries of the Registrant (1)

      23       Consent of KPMG LLP dated March 28, 2001 (1)

           (1) Filed as part of this document.

           (2) Included in the Registrant's Registration Statement on Form S-11 as filed by the Registrant on January 30, 1998.

           (3) Included in the Registrant's Registration Statement on Form S-11 (file number 333-6459) as filed by the Registrant on June 20, 1996.

           (4) Included in Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (file number 333-6459) as filed by the Registrant on July 18, 1996.

           (5) Included in Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (file number 333-6459) as filed by the Registrant on November 1, 1996.

           (6) Included in Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (file number 333-45233) as filed by the Registrant on April 6, 1998.

           (7) Included in the Registrant's Current Report on Form 8-K (File number 000-28382) as filed by the Registrant on March 21, 2000.

           (8) Included in the Registrant's Current Report on Form 8-K (File number 000-28382) as filed by the Registrant on July 14, 2000.

           (9) Included in the Registrant's Current Report on Form 8-K (File number 000-28382) as filed by the Registrant on March 16, 2001.

(d)  Financial Statement Schedules:

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      INLAND REAL ESTATE CORPORATION

                /s/ ROBERT D. PARKS

      By:       Robert D. Parks
                President, Chief Executive Officer
                and Chairman of the Board
      Date:  March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


            /s/ ROBERT D. PARKS                           /s/ HEIDI N. LAWTON

      By:   Robert D. Parks By:                      By:  Heidi N. Lawton
            President, Chief Executive Officer            Director
            and Chairman of the Board
      Date:  March 28, 2001                          Date:  March 28, 2001

            /s/ JOEL D. SIMMONS                           /s/ ROLAND W. BURRIS

      By:   Joel D. Simmons                          By:  Roland W. Burris
            Director                                      Director
      Date:  March 28, 2001                          Date:  March 28, 2001

           /s/ G. JOSEPH COSENZA                          /s/ JOEL G. HERTER

      By:  G. Joseph Cosenza                         By: Joel G. Herter
           Director                                       Director
      Date:  March 28, 2001                          Date:  March 28, 2001

            /s/ MARK E. ZALATORIS

      By:   Mark E. Zalatoris
            Senior Vice President, Chief
            Financial Officer and Treasurer
      Date:  March 28, 2001