Form 10-Q
period 2001-03-31
INLAND REAL ESTATE CORP
filed 2001-05-14
CIK 923284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       Or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

           For the transition period from ____________ to ____________


                             Commission File 0-28382


                         INLAND REAL ESTATE CORPORATION
             (Exact name of registrant as specified in its charter)


             Maryland                                           36-3953261
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

2901 Butterfield Road, Oak Brook, Illinois                       60523
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

          As of May 10, 2001, there were 62,959,439 Shares of Common Stock outstanding.

                          PART I - FINANCIAL STATEMENTS


ITEM 1.  FINANCIAL STATEMENTS


                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                           Consolidated Balance Sheets

                      March 31, 2001 and December 31, 2000
                                   (unaudited)


                                     Assets

                                                                         March 31, 2001    December 31, 2000
                                                                         --------------    -----------------
Investment properties (Note 2 and 4):
  Land                                                                    $  282,363,798      283,182,798
  Construction in progress                                                          --          1,300,592
  Building and improvements                                                  712,004,231      709,203,272
                                                                          --------------   --------------

                                                                             994,368,029      993,686,662
  Less accumulated depreciation                                               69,861,989       63,414,018
                                                                          --------------   --------------

Net investment properties                                                    924,506,040      930,272,644

Cash and cash equivalents                                                     25,689,011        8,397,732
Investment in securities (net of unrealized gain of $543,948 and an unrealized loss of $646,568 at March 31, 2001 and December 31,
  2000, respectively) (Note 1)                                                13,228,387        9,484,741
Investment in LLC (Note 1)                                                       500,000             --
Investment in marketable securities                                              260,000          260,000
Investment property held for sale (net of accumulated depreciation
  of $161,444) (Note 5)                                                        1,897,039             --
Restricted cash                                                                6,076,106        7,685,266
Accounts and rents receivable (net of provision for doubtful accounts of approximately $2,603,000 and $1,654,000 at March 31,
  2001 and December 31, 2000, respectively) (Note 6)                          29,730,549       28,183,934
Mortgages receivable (Notes 1 and 7)                                          18,285,945       13,313,976
Deposits and other assets                                                        506,968          736,271
Leasing fees (net of accumulated amortization of $217,424 and
  $175,313 at March 31, 2001 and December 31, 2000, respectively)                623,217          649,548
Loan fees (net of accumulated amortization of $1,988,754
  and $1,785,902 at March 31, 2001 and December 31, 2000, respectively)        3,911,321        3,909,870
                                                                          --------------   --------------

Total assets                                                              $1,025,214,583    1,002,893,982
                                                                          ==============   ==============


          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                           Consolidated Balance Sheets
                                   (continued)

                      March 31, 2001 and December 31, 2000
                                   (unaudited)



                      Liabilities and Stockholders' Equity


                                                                         March 31, 2001     December 31, 2000
                                                                         --------------     -----------------
Liabilities:
  Accounts payable                                                       $     1,693,647          3,015,787
  Accrued interest payable                                                     2,225,514          2,177,703
  Accrued real estate taxes                                                   20,058,753         19,951,154
  Distributions payable (Note 13)                                              5,083,041          5,063,089
  Security deposits                                                            1,962,233          1,929,933
  Mortgages payable (Note 8)                                                 489,250,829        467,766,173
  Prepaid rents and unearned income                                            1,968,768          1,102,831
  Other liabilities                                                            1,868,119          2,174,279
                                                                         ---------------    ---------------
Total liabilities                                                            524,110,904        503,180,949
                                                                         ---------------    ---------------
Minority interest (Note 1)                                                    25,979,863         27,265,989
                                                                         ---------------    ---------------

Stockholders' Equity (Notes 1 and 2):
  Preferred stock, $.01 par value, 6,000,000 Shares authorized; none
    issued and outstanding at March 31, 2001 and December 31, 2000                    --                 --
  Common stock, $.01 par value, 100,000,000 Shares authorized;
    62,923,989 and 62,635,344 Shares issued and outstanding at March 31,
    2001 and December 31, 2000, respectively                                     629,239            626,353
  Additional paid-in capital (net of offering costs of $58,816,092, of
    which $52,218,524 was paid to Affiliates)                                596,426,464        592,973,349
  Deferred stock compensation (Note 10)                                         (570,006)              --
  Accumulated distributions in excess of net income                         (121,905,829)      (120,506,090)
  Accumulated other comprehensive income (loss)                                  543,948           (646,568)
                                                                         ---------------    ---------------
Total stockholders' equity                                                   475,123,816        472,447,044
                                                                         ---------------    ---------------

Commitments and contingencies (Notes 6, 8 and 12)

Total liabilities and stockholders' equity                               $ 1,025,214,583      1,002,893,982
                                                                         ===============    ===============


          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                      Consolidated Statements of Operations

               For the three months ended March 31, 2001 and 2000
                                   (unaudited)


                                                          Three months    Three months
                                                             ended           ended
                                                         March 31, 2001  March 31, 2000
                                                         --------------  --------------
Income:
  Rental income (Notes 1 and 6)                           $ 27,849,584      25,854,196
  Additional rental income                                  11,855,374       9,826,866
  Lease termination income (Note 4)                          2,147,904            --
  Interest income                                              792,209         385,914
  Other income                                                 396,446         407,335
                                                          ------------    ------------
                                                            43,041,517      36,474,311
Expenses:
  Professional services to Affiliates                             --            78,831
  Professional services to non-affiliates                      226,628         616,389
  General and administrative expenses to Affiliates               --           137,122
  General and administrative expenses to non-affiliates      1,069,782         297,757
  Bad debt expense                                             970,763       1,148,328
  Advisor asset management fee                                    --         1,203,000
  Property operating expenses to Affiliates                       --         1,490,273
  Property operating expenses to non-affiliates             12,236,998      11,501,435
  Mortgage interest to Affiliates                                 --            13,357
  Mortgage interest to non-affiliates                        8,715,549       8,091,314
  Depreciation                                               6,609,415       6,263,513
  Amortization                                                  68,867          38,982
  Acquisition cost expenses to Affiliates                         --            38,030
  Acquisition cost expenses to non-affiliates                   23,195         (24,327)
                                                          ------------    ------------
                                                            29,921,197      30,894,004
                                                          ------------    ------------
Income before minority interest                             13,120,320       5,580,307
Minority interest                                             (254,210)        (57,573)
                                                          ------------    ------------
Net income                                                  12,866,110       5,522,734
Other comprehensive income:
  Unrealized holding income on investment securities         1,190,516         561,794
                                                          ------------    ------------
  Comprehensive income                                    $ 14,056,626       6,084,528
                                                          ============    ============
Net income per common share, basic and diluted
  (Note 9)                                                $        .20             .10
                                                          ============    ============
Weighted average common stock shares outstanding,
  basic and diluted                                         62,926,004      55,759,343
                                                          ============    ============



          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                 Consolidated Statements of Stockholders' Equity

                    For the three months ended March 31, 2001
                                   (unaudited)





                                                                                       Accumulated       Accumulated
                                                                                       Distributions       Other
                                                         Additional     Deferred       in Excess of     Comprehensive
                                          Common          Paid-in        Stock              Net            Income
                                          Stock           Capital     Compensation        Income           (Loss)           Total
                                       --------------------------------------------------------------------------------------------
Balance January  1, 2001               $  626,353       592,973,349          --        (120,506,090)      (646,568)     472,447,044

Net income                                   --                --            --          12,866,110           --         12,866,110
Other comprehensive income                   --                --            --                --        1,190,516        1,190,516

Distributions declared ($.23 for the
  three months ended March 31, 2001
  per weighted average common shares
  outstanding)                               --                --            --         (14,265,849)          --        (14,265,849)

Proceeds from DRP                           5,268         5,499,483          --                --             --          5,504,751

Issuance of common stock                      545           599,461      (600,006)             --             --               --

Amortization of deferred stock
  compensation                               --                --          30,000              --             --             30,000

Treasury stock                             (2,927)       (2,645,829)         --                --             --         (2,648,756)
                                       --------------------------------------------------------------------------------------------
Balance March 31, 2001                 $  629,239       596,426,464      (570,006)     (121,905,829)       543,948      475,123,816
                                       ============================================================================================


          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                      Consolidated Statements of Cash Flows

               For the three months ended March 31, 2001 and 2000
                                   (unaudited)


                                                                Three months       Three months
                                                                   ended               ended
                                                               March 31, 2001     March 31, 2000
                                                               --------------     --------------
Cash flows from operating activities:
  Net income                                                    $ 12,866,110         5,522,734
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                   6,609,415         6,263,513
    Amortization                                                      68,867            38,982
    Amortization of deferred stock compensation                       30,000              --
    Minority interest                                                254,210            57,573
    Rental income under master lease agreements                      108,717           470,251
    Straight line rental income                                     (832,885)       (1,028,996)
    Provision for doubtful accounts                                  948,976              --
    Interest on unamortized loan fees                                182,916           167,078
    Changes in assets and liabilities:
      Accounts and rents receivable                               (1,662,706)         (587,119)
      Other assets                                                   216,840           111,455
      Accounts payable                                            (1,322,140)        1,194,320
      Accrued interest payable                                        47,811           181,156
      Accrued real estate taxes                                      107,599           260,079
      Security deposits                                               32,300           (20,260)
      Other liabilities                                               (4,801)             --
      Due to Affiliates                                                 --           1,296,194
      Prepaid rents and unearned income                              865,937           310,271
                                                                ------------      ------------
Net cash provided by operating activities                         18,517,166        14,237,231
                                                                ------------      ------------

Cash flows from investing activities:
  Restricted cash                                                  1,609,160         1,763,584
  Escrows held for others                                           (301,359)         (957,894)
  Purchase of investment in securities                            (2,553,130)             --
  Sale of investment securities                                         --           1,227,948
  Additions to investment properties                              (3,074,244)         (989,481)
  Purchase of investment properties                                     --         (27,634,962)
  Investment in LLC                                                 (500,000)             --
  Mortgage receivable                                             (4,971,969)       (1,188,750)
  Construction in progress                                         1,300,592          (316,110)
  Leasing fees                                                       (10,139)          (57,463)
                                                                ------------      ------------
Net cash used in investing activities                             (8,501,089)      (28,153,128)
                                                                ------------      ------------




          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                      Consolidated Statements of Cash Flows
                                   (continued)

               For the three months ended March 31, 2001 and 2000
                                   (unaudited)


                                                                       Three months     Three months
                                                                          ended            ended
                                                                      March 31, 2001   March 31, 2000
                                                                      --------------   --------------
Cash flows from financing activities:
  Proceeds from the DRP                                                $  5,504,751       5,624,716
  Repurchase of shares                                                   (2,648,756)        (18,100)
  Loan proceeds                                                          21,600,000      12,137,620
  Loan fees                                                                (204,301)       (112,618)
  Distributions paid                                                    (16,861,148)    (12,831,573)
  Principal payments of debt                                               (115,344)       (122,811)
                                                                       ------------    ------------
Net cash provided by financing activities                                 7,275,202       4,677,234
                                                                       ------------    ------------
Net increase (decrease) in cash and cash equivalents                     17,291,279      (9,238,663)
Cash and cash equivalents at beginning of period                          8,397,732      19,424,343
                                                                       ------------    ------------
Cash and cash equivalents at end of period                             $ 25,689,011      10,185,680
                                                                       ============    ============



Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties                                      $       --       (27,634,962)
Minority interest                                                         1,074,914            --
                                                                       ------------    ------------

                                                                       $  1,074,914     (27,634,962)
                                                                       ============    ============

Distributions payable                                                  $  5,083,041       4,398,759
                                                                       ============    ============

Cash paid for interest                                                 $  8,484,822       7,756,436
                                                                       ============    ============

          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements

                                 March 31, 2001
                                   (unaudited)


The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the "Company") for the fiscal year ended December 31, 2000, which are included in the Company's 2000 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this quarterly report.

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

On October 14, 1994, the Company commenced an initial public offering of common stock ("Shares"), on a best efforts basis at $10 per Share followed by three additional offerings in which a total of 51,642,397 Shares were sold. As of March 31, 2001, the Company has issued 7,016,036 Shares through the Company's Distribution Reinvestment Program ("DRP"). As of March 31, 2001, the Company has repurchased a total of 1,971,344 Shares through the Company's Share Repurchase Program, for an aggregate cost of $17,843,413. As of March 31, 2001, the Company has issued 54,546 shares of restricted common stock in connection with certain employment agreements effective January 1, 2001. As a result, total offering proceeds were $655,871,795 as of March 31, 2001.

Certain reclassifications were made to the 2000 financial statements to conform with the 2001 presentation.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at March 31, 2001 consist of preferred and common stock investments in various real estate investment trusts and are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when received and is included in other income in the accompanying consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                 March 31, 2001
                                   (unaudited)


The accompanying consolidated financial statements include the accounts of the Company, Inland Joliet Commons, LLC, Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (collectively the "LLCs"). Due to the Company's ability as managing member to directly control the LLCs, they are consolidated for financial reporting purposes. The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements. The accompanying consolidated financial statements also include the accounts of the Company's wholly-owned subsidiaries.

On February 1, 2001, the Company entered into an LLC agreement with Tri-Land Properties, Inc., an unaffiliated third party, for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property has two anchor tenants, including a 148,420 square foot Montgomery Wards store, which is closed but still paying rent, at the north end of the property and a 139,451 square foot Burlington Coat Factory store on the south. In between is 105,000 square feet of enclosed mall space. The phased redevelopment of the property calls for the demolition of the existing enclosed mall space, construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of 104,700 square feet of new open-air retail space between the existing anchors. The future use of the Montgomery Wards space has not been determined. A wholly-owned subsidiary of the Company is a 50% venture partner with Tri-Land Properties, Inc. in an LLC that was formed to acquire and redevelop the property. Each partner's initial equity contribution was $500,000. In addition, the Company has committed to lend the LLC, over the five year loan term, up to an additional $17,800,000 to fund the initial acquisition and subsequent redevelopment. The loan terms include a 9% initial note rate paid monthly on average outstanding balances and a term of five years. As of March 31, 2001, the principal balance of this mortgage receivable is $4,499,757.

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

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                 March 31, 2001
                                   (unaudited)


The Company monitors the various qualification tests the Company must meet to maintain its status as a real estate investment trust. Ownership of the Company's stock is tested, upon purchase by the stockholders, to determine that no more than 50% in value of the outstanding stock is owned directly, or indirectly, by five or fewer persons or entities at any time. The Company also determines, on a quarterly basis, that the gross income, asset and distribution tests imposed by the REIT requirements are met. On an ongoing basis, as due diligence is performed by the Company on potential real estate purchases or temporary investment of uninvested capital, the Company determines that the income from the new asset will qualify for REIT purposes. Beginning with the tax year ended December 31, 1995, the Company has qualified as a REIT.

(2) INLAND RYAN, LLC AND INLAND RYAN CLIFF LAKE, LLC

On January 31, 2001, based on a third amendment to the LLC agreement of Inland Ryan, LLC, the Company caused Inland Ryan, LLC to distribute $2,097,609 in cash to Ryan CL, LLC as reimbursement for certain pre-formation expenditures incurred by Ryan CL. Upon payment of this distribution, the LLC units owned by Ryan CL, LLC were reduced and its interest in Inland Ryan, LLC decreased to approximately 2%. The Company's interest in Inland Ryan, LLC increased to approximately 77%. The remaining non-managing members' interests, aggregating 21%, were not affected by this amendment.

On February 1, 2001, the Company and the non-managing members of Inland Ryan, LLC entered into a fourth amendment to the LLC agreement to reflect the right of Ryan MPLS, LLC to receive an earnout amount of approximately $1,075,000 as a result of a capital contribution for the same amount. This increase in capital contribution to Inland Ryan, LLC by Ryan MPLS, LLC increases their interest in Inland Ryan, LLC to approximately 16% and decreases the Company's interest in Inland Ryan, LLC to approximately 76.5%.

(3) TRANSACTIONS WITH AFFILIATES

On June 27, 2000, the stockholders of the Company voted to approve an agreement and plan of merger among the Company, Inland Real Estate Advisory Services, Inc. (the former Advisor) and Inland Commercial Property Management, Inc. (the former Manager), the respective parent entities of the former Advisor and Manager and two wholly-owned subsidiaries of the Company. The Advisor and the Manager were indirect subsidiaries of The Inland Group, Inc., the largest stockholder of the Company. Pursuant to this agreement, the Company agreed to issue an aggregate of 6,181,818 shares of common stock in exchange for 100% of the outstanding shares of the Advisor and the Manager. These entities became wholly-owned subsidiaries and, as a result, the Company became a self-administered entity effective July 1, 2000. For purposes of the Merger, the shares issued for the Advisor and the Manager were valued at approximately $68,000,000.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                 March 31, 2001
                                   (unaudited)


Prior to the Merger, Inland Real Estate Advisory Services, Inc. provided administration and advisory services pursuant to the terms of an advisory agreement, while Inland Commercial Property Management, Inc. provided property management services. The Company paid the Advisor, on a quarterly basis, an annual "Asset Management Fee" equal to not more than one percent (1%) of its "Average Invested Assets." For the three months ended March 31, 2000, the Company paid Asset Management Fees of $1,203,000, or one half of one percent (0.5%) of its "Average Invested Assets." Similarly, prior to the Merger, the Manager was entitled to receive fees for management and leasing services not to exceed 4.5% of gross income on the properties managed. For the three months ended March 31, 2000, the Company paid property management fees of $1,490,273. As of July 1, 2000, the Advisor and the Manager became subsidiaries of the Company and, accordingly, no Asset Management Fees or Property Management Fees are accrued in the accompanying consolidated financial statements for the three months ended March 31, 2001.

During the three months ended March 31, 2001, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations and mail processing from affiliates of The Inland Group, Inc. These services were purchased from these entities based on an hourly cost assigned to each employee of the affiliates providing the services. The hourly rate is based on the employee's salary, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses, except that computer services were purchased at a contract rate of $30.00 per hour. For the three months ended March 31, 2000, the Company paid $137,122 for these services. The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the three months ended March 31, 2001, these expenses are included in general and administrative expenses to non-affiliates.

An affiliate of The Inland Group, Inc. holds a mortgage on the Walgreens property located in Decatur, Illinois. As of March 31, 2001, the remaining balance of the mortgage is $681,225. For the three months ended March 31, 2001, the Company paid principal and interest payments totaling $17,067 on this mortgage.

During the three months ended March 31, 2001, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc. The fees for these services are based on costs incurred by The Inland Real Estate Group, Inc. for providing these services. The Company cannot estimate how much these fees will be in the aggregate but believe that they will exceed $60,000 for the year ending December 31, 2001. For the three months ended March 31, 2001, the Company paid approximately $16,600 of these legal fees.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                 March 31, 2001
                                   (unaudited)


In January 2001, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of approximately $21,600,000. In connection with obtaining this financing, which is secured by certain investment properties, the Company paid a commission for mortgage brokerage services to Cohen Financial in an amount equal to $108,000 (equivalent to one-half of one percent of the principal amount of the indebtedness). The Company anticipates utilizing the services of Cohen Financial in future financing activities. In each case, the Company anticipates paying Cohen Financial a brokerage fee equal to one-half of one percent. Joel D. Simmons, one of the Company's independent directors, is a limited partner of Cohen Financial.

(4) INVESTMENT PROPERTIES

In connection with the purchase of several investment properties, the Company will receive payments under master lease agreements covering spaces vacant at the time of acquisition of these investment properties. The payments have and will continue to be made to the Company for periods ranging from one to two years from the date of acquisition of the property or until the spaces are leased and tenants begin paying rent. GAAP requires that the Company treat these payments as a reduction to the purchase price of the investment properties upon receipt, rather than as rental income. The cumulative amount of such payments was $6,636,248 and $6,527,531 for the three months ended March 31, 2001 and the year ended December 31, 2000, respectively (Note 6).

On February 12, 2001, the Company received a bankruptcy court-approved settlement from Eagle Food Stores, Inc. in the amount of $4,120,000 for the Company's claims for damages as a result of the two rejected leases. Of the $4,120,000, approximately $1,972,000 was for rental and additional rental income due through December 31, 2000 and approximately $2,148,000 was a one-time lease termination fee.

(5) INVESTMENT PROPERTY HELD FOR SALE

On April 17, 2001, the Company sold Lincoln Park Place for $2,372,500 (Note 13). On January 22, 2001, the Company received an unsolicited offer to purchase the property and, accordingly, this asset was classified as held for sale and depreciation was suspended. Subsequently, pursuant to its lease terms, a tenant at this property had, and exercised the right of first refusal on February 21, 2001.

Results of operations for Lincoln Park Place for the three months ended March 31, 2001 and 2000 are as follows:


                                     March 31, 2001        March 31, 2000
                                     --------------        --------------

        Total income                   $108,575                49,514
        Total expenses                   34,381                43,770
                                       --------              --------
        Net income from operations     $ 74,194                 5,744
                                       ========              ========

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                 March 31, 2001
                                   (unaudited)


(6) OPERATING LEASES

Certain tenant leases contain provisions providing for "stepped" rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $832,885 and $1,028,996 for the three months ended March 31, 2001 and 2000, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $9,788,759 and $8,955,874 in related accounts and rents receivable as of March 31, 2001 and December 31, 2000, respectively. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

(7) MORTGAGES RECEIVABLE

On May 28, 1999, the Company loaned an unaffiliated third party $15,500,000 secured by a property commonly known as "Thatcher Woods Shopping Center" in River Grove, Illinois. The loan matures on June 29, 2001 and requires the borrower to make monthly interest-only payments on amounts outstanding at a rate of 9% per annum. The Company, at its option, may elect to purchase this property, upon completion of construction, subject to certain fair-value-based criteria stated in the contract. As of March 31, 2001, the principal balance of this mortgage receivable is $13,786,188.

On February 1, 2001, the Company entered into an LLC agreement with Tri-Land Properties, Inc., an unaffiliated third party, for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana (Note 1). The Company has committed to lend the LLC up to an additional $17,800,000 to fund the initial acquisition and subsequent redevelopment. The loan bears interest at a rate of 9% per annum with interest paid monthly. The loan matures in five years. As of March 31, 2001, the principal balance of this mortgage receivable is $4,499,757.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                 March 31, 2001
                                   (unaudited)


(8) MORTGAGES PAYABLE

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at March 31, 2001 and December 31, 2000:


                                         Interest
                                         Rate at                  Current       Balance at        Balance at
                                         March 31,   Maturity     Monthly        March 31,       December 31,
                                           2001        Date       Payment          2001              2000
                                         ---------   --------  ----------       -----------      -------------
  Inland Mortgage Serv. Corp. (a)          7.65%     05/2004   $    5,689       $   681,226            685,204
  LaSalle Bank N.A.                        7.85%     10/2003       59,104         8,865,000          8,865,000
  LaSalle Bank N.A.                        7.85%     09/2003       26,368         3,955,000          3,955,000
  LaSalle Bank N.A.                        7.59%     01/2004       82,835        12,850,000         12,850,000
  LaSalle Bank N.A.                        7.80%     02/2004      134,765        12,840,000         12,840,000
  John Hancock (a) (b)                     9.00%     12/2001       85,423         8,716,933          8,776,181
  LaSalle Bank N.A.                        7.65%     06/2004       28,103        10,216,880         10,216,880
  LaSalle Bank N.A.                        7.49%     06/2004       50,862         9,791,500          9,791,500
  LaSalle Bank N.A.                        7.23%     01/2005       28,724         4,677,795          4,677,795
  Allstate                                 7.21%     12/2004       38,453         6,400,000          6,400,000
  LaSalle Bank N.A.(c)                     3.83%     12/2014       20,736         6,200,000          6,200,000
  LaSalle Bank N.A.                        7.28%     03/2005       25,041         4,050,000          4,050,000
  LaSalle Bank N.A.                        6.99%     04/2003        6,827         1,150,000          1,150,000
  LaSalle Bank N.A.                        7.00%     04/2005      106,404        17,897,500         17,897,500
  Allstate                                 7.00%     02/2005       31,946         5,476,500          5,476,500
  Allstate                                 7.00%     01/2005       23,917         4,100,000          4,100,000
  Allstate                                 7.15%     01/2005       18,173         3,050,000          3,050,000
  Allstate                                 7.10%     03/2003       17,620         2,978,000          2,978,000
  Allstate                                 6.65%     05/2005       53,200         9,600,000          9,600,000
  Allstate (d)                             9.25%     12/2009       30,125         3,908,082          3,908,082
  Allstate                                 6.82%     08/2005       60,243        10,600,000         10,600,000
  LaSalle Bank N.A.                        6.50%     12/2005       74,527        13,500,000         13,500,000
  Allstate                                 6.66%     10/2003       17,483         3,150,000          3,150,000
  Allstate                                 7.00%     12/2003       65,333        11,200,000         11,200,000
  Berkshire Mortgage (a)                   7.79%     10/2007      105,719        14,279,621         14,318,117
  Woodmen of the World                     6.75%     06/2008       26,015         4,625,000          4,625,000
  Lehman secured financing (e)             6.36%     10/2008      289,380        54,600,000         54,600,000
  Column secured financing (f)             7.00%     11/2008      150,694        25,000,000         25,000,000
  Principal Life Ins.                      6.24%     09/2001       55,820        10,734,710         10,734,710
  Bear, Stearns secured financing (g)      6.86%     06/2004      328,662        57,450,000         57,450,000
  LaSalle Bank N.A.                        6.58%     10/2004          (h)        13,912,700         13,912,700
  LaSalle Bank N.A. (i)                    7.25%     10/2004      123,873        20,104,300         20,104,300
  Allstate                                 7.90%     10/2004          (h)        35,787,000         35,787,000
  Midland Loan Serv. (a)                   7.86%     01/2008       37,649         5,055,762          5,069,384

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                 March 31, 2001
                                   (unaudited)


                                         Interest
                                         Rate at                Current     Balance at         Balance at
                                         March 31,   Maturity   Monthly      March 31,         December 31,
                                           2001        Date     Payment        2001                2000
                                         ---------   --------  ----------  -------------      -------------
  LaSalle Bank N.A.(i)                     7.94%     12/2004    $ 54,939   $   8,910,000         8,910,000
  LaSalle Bank N.A (i)                     8.04%     12/2004      60,322       9,650,000         9,650,000
  LaSalle Bank N.A.(i)                     7.94%     01/2005      60,042       9,737,620         9,737,620
  LaSalle Bank N.A.                        6.68%     03/2005         (h)       2,400,000         2,400,000
  LaSalle Bank N.A.                        6.68%     04/2005         (h)       2,467,700         2,467,700
  LaSalle Bank N.A.                        6.68%     06/2005         (h)       5,599,000         5,599,000
  LaSalle Bank N.A.                        6.58%     11/2005         (h)       3,650,000         3,650,000
  LaSalle Bank N.A.(i)                     6.81%     12/2005      45,305       7,833,000         7,833,000
  Allstate (j)                             7.38%     02/2006     132,750      21,600,000              --
                                                                            -------------------------------
Mortgages Payable                                                           $489,250,829        467,766,173
                                                                            ===============================


(a) These loans require payments of principal and interest monthly, all other loans listed are interest only.

(b) The Company received a credit for interest expense on the debt at closing, which is included in restricted cash along with an amount set aside by the Company for principal payments on the debt. Interest income earned on the restricted cash amounts, when netted with interest expense on the debt, results in an adjusted interest rate on the debt of approximately 8.2%.

(c) As part of the purchase of this property, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 offered by the Village of Skokie, Illinois. The interest rate floats and is reset weekly by a re-marketing agent. The rate at March 31, 2001 is 3.83%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the bond outstanding. In addition, there is a .125% re-marketing fee paid annually and a trustee fee of $250 paid quarterly.

(d) The Company received a subsidy at closing from the seller for a period of five years, which together with interest earnings on the initial deposit, will provide a sum that will be drawn down on a monthly basis by the Company to reduce the effective interest rate paid on the loan to 7% per annum.

(e) The Company paid $636,000 of loan fees and $503,295 of other costs associated with this financing to Lehman Brothers Holdings, Inc. This allowed the Company to secure a rate lock agreement to set the interest rate at the time of execution of this financing.

(f) The Company paid $37,125 of loan fees and $267,884 of other costs associated with this financing to Column Financial, Inc. This allowed the Company to secure a rate lock agreement to set the interest rate at the time of execution of this financing.

(g) The Company paid $415,766 of loan fees and $134,429 of other costs associated with this financing to Bear, Stearns Funding, Inc. This allowed the Company to secure a rate lock agreement to set the interest rate at the time of execution of this financing.

(h) Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

(i) On January 2, 2001, the Company exercised its option to convert approximately $56,000,000 of variable rate debt to a fixed rate basis ranging from 6.8% to 7.4%.

(j) The Company paid $165,826 of loan fees and $38,425 of other costs associated with this financing to Allstate. Of the loan fees paid, $108,000 was paid to Cohen Financial, of which Joel D. Simmons, an independent director of the Company, is a limited partner.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                 March 31, 2001
                                   (unaudited)


(9) EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of March 31, 2001 and December 31, 2000, options to purchase 19,500 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding.

As of March 31, 2001, warrants to purchase 1,156,520 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the warrants exercise price was greater than the average market prices of common shares.

The weighted average number of common shares outstanding were 62,926,004 and 55,759,343 for the three months ended March 31, 2001 and 2000, respectively.

(10) DEFERRED STOCK COMPENSATION

The Company has restricted stock compensation plans with two employees providing for the issuance of the Company's common stock with an aggregate value of approximately $600,000. These agreements became effective January 1, 2001. Both agreements provide for each employee to vest in an equal portion of these shares over a five year vesting period. For the three months ended March 31, 2001, $30,000 has been included in general and administrative expense to non-affiliates as additional salary expense.

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

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                 March 31, 2001
                                   (unaudited)


The property revenues, property net operations, and property assets of the reportable segments are summarized in the following tables as of March 31, 2001 and 2000, and for the three month periods then ended, along with a reconciliation to net income:


                                           2001               2000
                                    ---------------    ---------------

Total property revenues             $    42,249,308         36,088,397
Total property operating expenses       (12,236,998)       (12,991,708)
Mortgage interest                        (8,715,549)        (8,104,671)
                                    ---------------    ---------------

Net property operations                  21,296,761         14,992,018
                                    ---------------    ---------------

Interest income                             792,209            385,914

Non property expenses:
  Professional services                    (226,628)          (695,221)
  General and administrative             (1,069,782)          (434,879)
  Bad debt expense                         (970,763)        (1,148,328)
  Advisor asset management fee                 --           (1,203,000)
  Depreciation and amortization          (6,678,282)        (6,302,494)
  Acquisition cost expense                  (23,195)           (13,703)
                                    ---------------    ---------------

Income before minority interest     $    13,120,320          5,580,307
                                    ===============    ===============

Net investment properties           $   924,506,040        929,588,218
                                    ===============    ===============

Total assets                        $ 1,025,214,583        995,477,791
                                    ===============    ===============

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                 March 31, 2001
                                   (unaudited)


(12) COMMITMENTS AND CONTINGENCIES

As of March 31, 2001, the Company was not subject to any material pending legal proceeding.

In connection with a tax increment financing district for three of the Company's properties, the Company is contingently liable for any shortfalls in the Tax Increment as defined. At March 31, 2001, the Company does not believe any shortfall under the Tax Increment will be due.

(13) SUBSEQUENT EVENTS

On April 4, 2001, the board of directors of the Company appointed Daniel L. Goodwin to the Company's board of directors to fill the vacancy created by the resignation of Norbert J. Treonis on March 9, 2001. Mr. Goodwin is the chairman of the board, president and chief executive officer of The Inland Group, Inc. ("TIGI"). TIGI, through indirect wholly owned subsidiaries, owns approximately 9.9% of the Company's outstanding shares of common stock. Mr. Goodwin was also appointed to a seat on the Company's management committee.

On April 6, 2001, the Company terminated the employment of its General Counsel and Secretary, Samuel Orticelli "for cause" as defined in Mr. Orticelli's July 2000 employment agreement, effective immediately.

On April 17, 2001, the Company paid a distribution of $5,083,041 to Stockholders of record as of March 1, 2001.

On April 17, 2001, the Company sold one of its investment properties, Lincoln Park Place, located in Chicago, Illinois, to a tenant at the property for $2,372,500. In conjunction with this sale, the Company paid off existing debt on the property of $1,050,000 and incurred a prepayment penalty of approximately $40,600. After the debt payoff, the Company received net sales proceeds of approximately $1,255,800, net of closing costs. This sale resulted in a gain on sale of approximately $469,000.

On April 27, 2001, the Company purchased a property from an unaffiliated third property for approximately $3,303,000 using cash and cash equivalents. The property is located in Gurnee, Illinois and contains approximately 25,692 square feet of space currently leased by Petsmart, Inc.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                 March 31, 2001
                                   (unaudited)


On May 1, 2001, the Company filed a lawsuit in the Circuit Court of Cook County against Samuel A. Orticelli. Mr. Orticelli served as the Company's General Counsel and Secretary from July 1, 2000 until he was terminated on April 6, 2001. The Company is seeking a declaration that either: (A) an employment agreement dated December 14, 2000 between Mr. Orticelli and the Company is voidable and unenforceable due to: (1) fraud in the inducement; (2) a failure by Mr. Orticelli to fully disclose all material facts relating to that contract and to properly obtain authority for the contract from the board of directors; and
(3) a breach by Mr. Orticelli of his fiduciary duty to the Company and the board; or (B) that Mr. Orticelli was properly terminated "for cause" under the December agreement. The Company is also seeking damages from Mr. Orticelli for the breach of his fiduciary duty.

Mr. Orticelli also filed a lawsuit on May 1, 2001 against the Company. Mr. Orticelli claims that the Company terminated him without cause and therefore has breached the December agreement and the Illinois Wage Payment and Collections Act by failing to pay the amount of compensation due to him upon termination without cause. Mr. Orticelli also claims that the Company is liable for his costs and attorneys fees incurred by him in the case.

The Company has increased the dividend payable to holders of its common stock from $0.92 per share to $0.93 per share on a per annum basis. The increase goes into effect to the record holders of shares on June 1, 2001 with the dividend payable in July 2001. The Company has also increased the price at which it will repurchase shares under its share repurchase program from $9.05 per share to $9.50 per share, effective June 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Examples of factors which could affect the Company's performance are set forth in the Company's annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 30, 2001 under the heading "Investment Considerations."

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents at March 31, 2001 and December 31, 2000 were $25,689,011 and $8,397,732, respectively. The increase in total cash and cash equivalents from December 31, 2000 to March 31, 2001 results from receiving approximately $18,500,000 from operations, approximately $7,300,000 in financing activities, while using approximately $8,500,000 in investing activities. This increase resulted primarily from loan proceeds received on three previously unencumbered properties and additional proceeds from the sale of shares received through the Company's Distribution Reinvestment Program ("DRP"). Partially offsetting the increase in cash and cash equivalents was the use of cash resources to upgrade investment properties, pay distributions, repurchase shares through the "Share Repurchase Program," purchase investment in securities and increase the mortgages receivable. The Company intends to use cash and cash equivalents to purchase additional investment properties, to pay distributions and for working capital requirements. The primary source of future cash for investing in properties will be from financing secured by unencumbered investment properties and amounts raised through the Company's DRP.

As of March 31, 2001, the Company owned interests in 120 investment properties, of which 116 are currently encumbered. These investment properties are currently generating sufficient cash flow to cover operating expenses of the Company plus pay distributions equal to $.92 per share on an annual basis. Distributions declared for the three months ended March 31, 2001 were $14,265,849, or $.23 per weighted average common stock shares outstanding, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities increased from $14,237,231 for the three months ended March 31, 2000 to $18,517,166 for the three months ended March 31, 2001, due primarily to the increase in net income. Net income increased for the three months ended March 31, 2001 due to the Company receiving a bankruptcy court-approved settlement from Eagle Food Stores, Inc. in the amount of $4,120,000 for the Company's claims for damages as a result of the two rejected leases. Additionally, net income increased due to a full three months of operations from properties purchased in 2000. This increase was partially offset by an increases in accounts and rents receivable and a decrease in accounts payable.

CASH FLOWS FROM INVESTING ACTIVITIES

The Company used $8,501,089 in cash for investing activities for the three months ended March 31, 2001 as compared to $28,153,128 for the three months ended March 31, 2000. The primary reason for the decrease in cash used is due to a reduction in property acquisition activity. During the three months ended March 31, 2000, the Company purchased four investment properties. No investment properties were purchased during the three months ended March 31, 2001. This decrease was partially offset by increases in additions to investment properties, purchase of investment in securities, mortgages receivable and the investment in LLC.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended March 31, 2001, the Company generated $7,275,202 of cash flows from financing activities as compared to $4,677,234 for the three months ended March 31, 2000. This increase was due primarily to an increase in loan proceeds received during the three months ended March 31, 2001 of $21,600,000, as compared to $12,137,620 received during the three months ended March 31, 2000. This increase was partially offset by a decrease in proceeds from the DRP, net of shares repurchased, of $2,855,995 for the three months ended March 31, 2001, as compared to $5,606,616 for the three months ended March 31, 2000. Additionally the increase is partially offset by an increase in distributions paid for the three months ended March 31, 2001 of $16,861,148, as compared to $12,831,573 for the three months ended March 31, 2000.

RESULTS OF OPERATIONS

As a result of the Company's merger with third parties who previously provided advisory and property management services, the Company no longer pays Advisor Asset Management Fees or Property Management Fees, but instead has hired an internal staff to perform these tasks. As a result, the Company has incurred additional corporate expenses relating to such things as payroll, office rents and various other general and administrative expenses. Therefore, the financial results for the three months ended March 31, 2000 are not comparable to the results for the three months ended March 31, 2001.

At March 31, 2001, the Company owned 24 single-user retail properties, 77 Neighborhood Retail Centers and 19 Community Centers. Rental and additional rental income increased to approximately $39,705,000 for the three months ended March 31, 2001, from approximately $35,681,000 for the three months ended March 31, 2000. This increase was due to a full three months of operations on properties acquired during 2000. Rental and additional rental income also increased due to the Company receiving a one-time payment of approximately $1,972,000 for rental and additional rental income due through December 31, 2000 from the Eagle Food Stores, Inc. bankruptcy settlement on the two rejected leases for amounts previously considered uncollectable. The purchase of additional investment properties also resulted in increases in property operating expenses to non-affiliates and depreciation for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. This increase is partially offset by additional vacancy losses.

Interest income is the result of cash and cash equivalents being invested in short term investments until a property is purchased. Interest income increased to $792,209 for the three months ended March 31, 2001, from $385,914 for the three months ended March 31, 2000 due primarily to the investment of loan proceeds received on three previously unencumbered properties.

Lease termination income increased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to the Company receiving a one-time lease termination fee of approximately $2,148,000 through a bankruptcy settlement from Eagle Food Stores, Inc., as a result of the two rejected leases.

As of July 1, 2000, the effective date of the Merger, the Company no longer incurs professional services to Affiliates, general and administrative expenses to Affiliates, acquisition cost expenses to Affiliates and mortgage interest to Affiliates. The Advisor became a subsidiary of the Company, and accordingly, no Advisor Asset Management Fee is accrued or paid for periods after July 1, 2000. The Manager became a subsidiary of the Company, and accordingly, no property operating expenses to Affiliates are accrued or paid for periods after July 1, 2000.

Professional services to non-affiliates decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, as a result of a decrease in fees and expenses associated with the Merger.

General and administrative expenses to non-affiliates increased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to a reclassification of certain expenses from expenses to Affiliates to expenses to non-affiliates beginning July 1, 2000. In addition, as a result of the Merger, the Company is now incurring additional general and administrative expenses because it is now self-administered.

Bad debt expense decreased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to a decrease in the amounts written off as uncollectable, offset by an increase in the provision for doubtful accounts. The provision for doubtful accounts was increased due to the additional number of investment properties, tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that management believes are potentially uncollectable. Additionally, the provision for doubtful accounts recorded at March 31, 2000 included amounts for Eagle Food Stores, Inc., a tenant at six of the Company's properties, which filed for Chapter 11 bankruptcy protection under the Federal bankruptcy law in February 2000. The Company has subsequently collected these amounts.

Mortgage interest to non-affiliates increased for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, due to an increase in mortgages payable from approximately $452,760,000, to approximately $489,250,000.

Joint Ventures

On February 1, 2001, the Company entered into an LLC agreement with Tri-Land Properties, Inc., an unaffiliated third party, for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property has two anchor tenants, including a 148,420 square foot Montgomery Wards store, which is closed but still paying rent, at the north end of the property and a 139,451 square foot Burlington Coat Factory store on the south. In between is 105,000 square feet of enclosed mall space. The phased redevelopment of the property calls for the demolition of the existing enclosed mall space, construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of 104,700 square feet of new open-air retail space between the existing anchors. The future use of the Montgomery Wards space has not been determined. A wholly-owned subsidiary of the Company is a 50% venture partner with Tri-Land Properties, Inc. in an LLC that was formed to acquire and redevelop the property. Each partner's initial equity contribution was $500,000. In addition, the Company has committed to lend the LLC, over the five year loan term, up to an additional $17,800,000 to fund the initial acquisition and subsequent redevelopment. The loan terms include a 9% initial note rate paid monthly on average outstanding balances and a term of five years. As of March 31, 2001, the principal balance of this mortgage receivable is $4,499,757.

On January 31, 2001, based on a third amendment to the LLC agreement of Inland Ryan, LLC, the Company caused Inland Ryan, LLC to distribute $2,097,609 in cash to Ryan CL, LLC as reimbursement for certain pre-formation expenditures incurred by Ryan CL. Upon payment of this distribution, the LLC units owned by Ryan CL, LLC were reduced and its interest in Inland Ryan, LLC decreased to approximately 2%. The Company's interest in Inland Ryan, LLC increased to approximately 77%. The remaining non-managing members' interests, aggregating 21%, were not affected by this amendment.

On February 1, 2001, the Company and the non-managing members of Inland Ryan, LLC entered into a fourth amendment to the LLC agreement to reflect the right of Ryan MPLS, LLC to receive an earnout amount of approximately $1,075,000 as a result of a capital contribution for the same amount. This increase in capital contribution to Inland Ryan, LLC by Ryan MPLS, LLC increases their interest in Inland Ryan, LLC to approximately 16% and decreases the Company's interest in Inland Ryan, LLC to approximately 76.5%.

FUNDS FROM OPERATIONS

One of the Company's objectives is to provide cash distributions to its stockholders from cash generated by the Company's operations. Cash generated from operations is not equivalent to the Company's net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that FFO provides a better basis than net income for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of the Company's performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions. FFO and funds available for distribution are calculated as follows:


                                                           Three months ended      Three months ended
                                                             March 31, 2001          March 31, 2000
                                                           ------------------      ------------------
Net income (4)                                                 $ 12,866,110              5,522,734
Depreciation, net of minority interest                            6,413,749              5,939,180
                                                               ------------           ------------

Funds From Operations (1)                                        19,279,859             11,461,914
Principal amortization of debt, net of minority interest             (7,112)               (26,102)
Deferred rent receivable, net of minority interest (2)             (800,142)              (981,316)
Rental income received under master lease agreements,
  net of minority interest (3)                                      108,717                469,622
                                                               ------------           ------------
Funds available for distribution                               $ 18,581,322             10,924,118
                                                               ============           ============
Funds From Operations per common share,
  basic and diluted (4)                                        $        .31                    .21
                                                               ============           ============
Weighted average common stock shares outstanding,
  basic and diluted                                              62,926,004             55,759,343
                                                               ============           ============



(1) Funds From Operation ("FFO") does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

(2) Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.

(3) In connection with the purchase of several investment properties, the Company received payments under master lease agreements covering spaces vacant at the time of acquisition of those investment properties. The payments were made to the Company for periods ranging from one to two years from the date of acquisition of the property or until the spaces were leased. As of March 31, 2001, the Company had one property subject to a master lease agreement. GAAP requires that the Company treat as these payments as a reduction to the purchase price of the investment properties upon receipt, rather than as rental income.

(4) On February 12, 2001, the Company received a bankruptcy court-approved settlement from Eagle Food Stores, Inc. in the amount of $4,120,000 for the Company's claims for damages as a result of the two rejected leases for amounts previously considered uncollectable. Of the $4,120,000, approximately $2,148,000 was a one-time lease termination fee which is included in net income for the three months ended March 31, 2001. This amount represents approximately $0.03 of Funds From Operations per common share.

The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each quarter during 2000 and 2001. N/A indicates the property was not owned by the Company at the end of the quarter.


                                           Gross
                                          Leasable
                                            Area     03/31/00  06/30/00  09/30/00   12/31/00  03/31/01  06/30/01  09/30/01  12/31/01
Properties                                (Sq Ft)       (%)       (%)       (%)       (%)        (%)      (%)       (%)        (%)
------------------------------------------------------------------------------------------------------------------------------------
Ameritech, Joliet, IL                       4,504        100       100       100        100       100
Antioch Plaza, Antioch, IL                 19,810         52        52        52         61        69
Aurora Commons, Aurora, IL                127,302         93        93        95         94        94
Bakers Shoes, Chicago, IL                  20,000        100       100       100        100       100
Bally's Total Fitness, St Paul, MN         43,000        100       100       100        100       100
Baytowne Square, Champaign, IL            118,842         97        96        96         98        98
Bergen Plaza, Oakdale, MN                 270,283         98        99        99         98        96
Berwyn Plaza, Berwyn, IL                   18,138         26        26        26         26     26(b)
Bohl Farm Marketplace, Crystal Lake, IL    97,287        N/A       N/A       N/A        100       100
Burnsville Crossing, Burnsville, MN        91,015         99       100       100        100       100
Byerly's Burnsville, Burnsville, MN        72,365         84        84       100        100       100
Calumet Square, Calumet City, IL           39,936        100       100       100        100       100
Carmax, Schaumburg, IL                     93,333        100       100       100        100       100
Carmax, Tinley Park, IL                    94,518        100       100       100        100       100
Chatham Ridge, Chicago, IL                175,774        100       100       100         99       100
Chestnut Court, Darien, IL                170,027         95        95        97         97     96(b)
Circuit City, Traverse City, MI            21,337        100       100       100        100       100
Cliff Lake Centre, Eagan, MN               74,215         79        88        95         88        92
Cobblers Crossing, Elgin, IL              102,643        100        98        98         98        98
Crestwood Plaza, Crestwood, IL             20,044        100       100       100        100       100
Cub Foods, Buffalo Grove, IL               56,192        100       100       100        100       100
Cub Foods, Indianapolis, IN                67,541        100       100       100        100       100
Cub Foods, Plymouth, MN                    67,510        100       100       100        100       100
Dominick's, Countryside, IL                62,344        100       100       100        100       100
Dominick's, Glendale Heights, IL           68,879        100       100       100        100       100
Dominick's, Hammond, IN                    71,313          0         0         0          0      0(b)
Dominick's, Highland Park, IL              71,442        100       100       100        100       100
Dominick's, Schaumburg, IL                 71,400        100       100       100        100       100
Dominick's, West Chicago, IL               78,158        100       100       100        100       100
Downers Grove Mkt, Downers Grove, IL      104,449        100       100       100         99     98(b)
Eagle Country Market, Roselle, IL          42,283        100       100       100        100       100
Eagle Crest, Naperville, IL                67,632         92        92        92         98       100


                                           Gross
                                          Leasable
                                            Area     03/31/00  06/30/00  09/30/00   12/31/00  03/31/01  06/30/01  09/30/01  12/31/01
Properties                                (Sq Ft)       (%)       (%)       (%)       (%)        (%)      (%)       (%)        (%)
------------------------------------------------------------------------------------------------------------------------------------
Eagle Ridge Center, Lindenhurst, IL        56,142      100       100       100        100        100
Eastgate Shopping Center, Lombard, IL     132,145       93        94        93         89      90(b)
Edinburgh Festival, Brooklyn Park, MN      91,536      100       100       100        100        100
Elmhurst City Center, Elmhurst, IL         39,481       62        62        62         66         66
Fairview Hts. Plaza, Fairview Hts., IL    167,491       78        78        78         78      78(b)
Fashion Square, Skokie, IL                 84,580       81        81        81         78      85(b)
Gateway Square, Hinsdale, IL               40,170       96        96        91         98         98
Goodyear, Montgomery, IL                   12,903       28        28        28         77        100
Grand and Hunt Club, Gurnee, IL            21,222      100       100       100        100        100
Hartford Plaza, Naperville, IL             43,762      100       100       100        100      47(b)
Hawthorn Village, Vernon Hills, IL         98,806      100        99        99        100         99
Hickory Creek Market, Frankfort, IL        43,251       82       100       100        100         94
High Point Center, Madison, WI             85,944       89        82        82         82      80(b)
Hollywood Video, Hammond, IN                7,488      100       100       100        100        100
Homewood Plaza, Homewood, IL               19,000      100       100       100        100        100
Iroquois Center, Naperville, IL           140,981       67        73        73         75      73(b)
Joliet Commons, Joliet, IL                158,922      100       100       100        100        100
Joliet Commons Phase II, Joliet, IL        40,395      100       100       100        100        100
Lake Park Plaza, Michigan City, IN        229,639       73        73        74         72      72(b)
Lansing Square, Lansing, IL               233,508       98        99        99         99      99(b)
Lincoln Park Place, Chicago, IL            10,678       60        60       100        100        100
Loehmann's Plaza, Brookfield, WI          107,952       84        84        84         82         82
Mallard Crossing, Elk Grove Village, IL    82,929       97        29        29         30         30
Maple Grove Retail, Maple Grove, MN        79,130       81        81        91         91         91
Maple Park Place, Bolingbrook, IL         220,095       97        98       100        100        100
Maple Plaza, Downers Grove, IL             31,298       83        87        96         96         96
Marketplace at Six Corners, Chicago, IL   117,000      100       100       100        100        100
Mundelein Plaza, Mundelein, IL             68,056       96        91        91         97        100
Nantucket Square, Schaumburg, IL           56,981      100       100        99         98         98
Naper West, Naperville, IL                164,812       92        92        92         96         94
Niles Shopping Center, Niles, IL           26,109      100       100       100        100        100
Oak Forest Commons, Oak Forest, IL        108,330      100       100        99        100      99(b)
Oak Forest Commons III, Oak Forest, IL      7,424       62        62        50         50         50

                                           Gross
                                          Leasable
                                            Area     03/31/00  06/30/00  09/30/00   12/31/00  03/31/01  06/30/01  09/30/01  12/31/01
Properties                                (Sq Ft)       (%)       (%)       (%)       (%)        (%)      (%)       (%)        (%)
------------------------------------------------------------------------------------------------------------------------------------
Oak Lawn Town Center, Oak Lawn, IL         12,506       100       100       100       100        100
Orland Greens, Orland Park, IL             45,031        94        94        86        94         94
Orland Park Retail, Orland Park, IL         8,500        36       100       100       100        100
Park Center Plaza, Tinley Park, IL        193,179        90        92        93        99         93
Park Place Plaza, St. Louis Park, MN       84,999       100       100       100       100        100
Park St. Claire, Schaumburg, IL            11,859       100       100       100       100        100
Party City, Oakbrook Terrace, IL           10,000       100       100       100       100        100
Pine Tree Plaza, Janesville, WI           187,413        93        93        93        96      95(a)
Plymouth Collection, Plymouth, MN          40,815       100       100       100       100        100
Prairie Square, Sun Prairie, WI            35,755        81        77        77        87         83
Prospect Heights, Prospect Heights, IL     28,080        25        25        25        69         69
Quarry Outlot, Hodgkins, IL                 9,650       100       100       100       100        100
Quarry Retail, Minneapolis, MN            273,648        99        99        99        99         99
Randall Square, Geneva, IL                216,201        93        93        99        99         99
Regency Point, Lockport, IL                54,841       100       100       100        97      97(b)
Riverdale Commons, Coon Rapids, MN        168,277        97       100       100       100        100
Riverdale Outlot, Coon Rapids, MN           6,566       100       100       100       100        100
Riverplace Center, Noblesville, IN         74,414        94        84        94        94         94
River Square Center, Naperville, IL        58,556        71        67        73        74         74
Rivertree Court, Vernon Hills, IL         298,862        99        99        99       100         85
Rose Naper Plaza East, Naperville, IL      11,658       100       100       100       100        100
Rose Naper Plaza West, Naperville, IL      14,335       100       100       100       100        100
Rose Plaza, Elmwood Park, IL               24,204       100       100       100       100        100
Salem Square, Countryside, IL             112,310        93        93        97       100        100
Schaumburg Plaza, Schaumburg, IL           61,485        90        93        93        93         93
Schaumburg Prom, Schaumburg, IL            91,831       100       100       100       100        100
Sears, Montgomery, IL                      34,300       100       100       100       100        100
Sequoia Shopping Ctr, Milwaukee, WI        35,407        93        80        80        80         80
Shingle Creek, Brooklyn Center, MN         39,456        75        75        83        83      73(b)
Shoppes of Mill Creek, Palos Park, IL     102,406        98        94        96        94         93
Shops at Coopers Grv, Ctry Club Hills, IL  72,518        23        23        20        20         20
Shorecrest Plaza, Racine, WI               91,244        89        87        87        95         95

                                           Gross
                                          Leasable
                                            Area     03/31/00  06/30/00  09/30/00   12/31/00  03/31/01  06/30/01  09/30/01  12/31/01
Properties                                (Sq Ft)       (%)       (%)       (%)       (%)        (%)      (%)       (%)        (%)
------------------------------------------------------------------------------------------------------------------------------------
Six Corners, Chicago, IL                     80,650       89        89        86       86      86(b)
Spring Hill Fashion Ctr, W. Dundee, IL      125,198       97        97        97       96         96
Springboro Plaza, Springboro, OH            154,034      100       100       100      100        100
St. James Crossing, Westmont, IL             49,994       90        94        94       94         91
Staples, Freeport, IL                        24,049      100       100       100      100        100
Stuart's Crossing, St. Charles, IL           85,633       93        90        90       86         86
Summit of Park Ridge, Park Ridge, IL         33,252       88        98        98       94         86
Terramere Plaza, Arlington Heights, IL       40,965       79        79        89       87         85
Two Rivers Plaza, Bolingbrook, IL            57,900      100       100       100      100        100
United Audio Center, Schaumburg, IL           9,988      100       100       100      100        100
Walgreens, Decatur, IL                       13,500      100       100       100      100        100
Walgreens, Woodstock, IL                     15,856      100       100       100      100        100
Wauconda Shopping Ctr, Wauconda, IL          31,357      100       100       100       92         77
West River Crossing, Joliet, IL              32,452       74        96        96       97         99
Western and Howard, Chicago, IL              12,784       38        38        38      100        100
Wilson Plaza, Batavia, IL                    11,160      100       100       100      100        100
Winnetka Commons, New Hope, MN               42,415      100       100       100       72      72(b)
Wisner/Milwaukee Plaza, Chicago, IL          14,677      100       100       100      100         90
Woodfield Comm E/W, Schaumburg, IL          207,583       95        95       100      100        100
Woodfield Plaza, Schaumburg, IL             177,160       82        82        82      100         81
Woodland Commons, Buffalo Grove, IL         170,070       98        99        99       97         95
Woodland Heights, Streamwood, IL            120,436       82        82        82       89         89
Zany Brainy, Wheaton, IL                     12,499      100       100       100      100        100
                                          ---------
                                          9,365,594
                                          =========


(a) As part of the purchase of this property, the Company receives rent under a master lease agreement relating to 13,600 square feet which was vacant at the time of the purchase, which results in economic occupancy for this center of 99% at March 31, 2001. The master lease agreements are typically for periods ranging from one to two years from the purchase date or until the spaces are leased. GAAP requires that the Company treat these payments as a reduction to the purchase price of the properties upon receipt, rather than as rental income. The Company can re-lease the space that is subject to master lease.

(b) The Company received rent from tenants who have vacated but are still obligated under their lease terms which results in economic occupancy ranging from 83% to 100% at March 31, 2001 for each of these centers.

SUBSEQUENT EVENTS

On April 4, 2001, the board of directors of the Company appointed Daniel L. Goodwin to the Company's board of directors to fill the vacancy created by the resignation of Norbert J. Treonis on March 9, 2001. Mr. Goodwin is the chairman of the board, president and chief executive officer of The Inland Group, Inc. ("TIGI"). TIGI, through indirect wholly owned subsidiaries, owns approximately 9.9% of the Company's outstanding shares of common stock. Mr. Goodwin was also appointed to a seat on the Company's management committee.

On April 6, 2001, the Company terminated the employment of its General Counsel and Secretary, Samuel Orticelli "for cause" as defined in Mr. Orticelli's July 2000 employment agreement, effective immediately.

On April 17, 2001, the Company paid a distribution of $5,083,041 to Stockholders of record as of March 1, 2001.

On April 17, 2001, the Company sold one of its investment properties, Lincoln Park Place, located in Chicago, Illinois, to a tenant at the property for $2,372,500. In conjunction with this sale, the Company paid off existing debt on the property of $1,050,000 and incurred a prepayment penalty of approximately $40,600. After the debt payoff, the Company received net sales proceeds of approximately $1,255,800, net of closing costs. This sale resulted in a gain on sale of approximately $469,000.

On April 27, 2001, the Company purchased a property from an unaffiliated third property for approximately $3,303,000 using cash and cash equivalents. The property is located in Gurnee, Illinois and contains approximately 25,692 square feet of space currently leased by Petsmart, Inc.

On May 1, 2001, the Company filed a lawsuit in the Circuit Court of Cook County against Samuel A. Orticelli. Mr. Orticelli served as the Company's General Counsel and Secretary from July 1, 2000 until he was terminated on April 6, 2001. The Company is seeking a declaration that either: (A) an employment agreement dated December 14, 2000 between Mr. Orticelli and the Company is voidable and unenforceable due to: (1) fraud in the inducement; (2) a failure by Mr. Orticelli to fully disclose all material facts relating to that contract and to properly obtain authority for the contract from the board of directors; and
(3) a breach by Mr. Orticelli of his fiduciary duty to the Company and the board; or (B) that Mr. Orticelli was properly terminated "for cause" under the December agreement. The Company is also seeking damages from Mr. Orticelli for the breach of his fiduciary duty.

Mr. Orticelli also filed a lawsuit on May 1, 2001 against the Company. Mr. Orticelli claims that the Company terminated him without cause and therefore has breached the December agreement and the Illinois Wage Payment and Collections Act by failing to pay the amount of compensation due to him upon termination without cause. Mr. Orticelli also claims that the Company is liable for his costs and attorneys fees incurred by him in the case.

The Company has increased the dividend payable to holders of its common stock from $0.92 per share to $0.93 per share on a per annum basis. The increase goes into effect to the record holders of shares on June 1, 2001 with the dividend payable in July 2001. The Company has also increased the price at which it will repurchase shares under its share repurchase program from $9.05 per share to $9.50 per share, effective June 1, 2001.

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


                          2001              2002           2003           2004             2005        Thereafter
                     -------------      ------------  --------------  --------------  -------------- ---------------
Fixed rate debt      $ 19,667,066         233,000      31,550,014      149,093,553      90,794,749      134,096,047
Weighted average
  interest rate              7.05%           7.03%           7.03%            7.01%           6.86%            5.02%

Variable rate debt             --            --                --       49,699,700      14,116,700               --
Weighted average
  interest rate              7.34%           7.34%           7.34%            7.34%           6.65%             N/A


The table above reflects indebtedness outstanding as of March 31, 2001, and does not reflect indebtedness incurred after that date. The Company's ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, the Company's ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's mortgages is estimated to be $58,126,000 of variable rate debt and $403,759,000 of fixed rate debt. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

Approximately $63,816,000, or 13% of the Company's mortgages payable at March 31, 2001, have variable interest rates averaging 7.3%. An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.

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

  3.2       Amended and Restated Bylaws of the Registrant (10)

  4.1       Specimen Stock Certificate (2)

  10.1 Advisory Agreement between the Registrant and Inland Real Estate Advisory Services, Inc. dated October 14, 1994 (3)

  10.1(a)   Amendment No. 1 to the Advisory Agreement dated October 13, 1995 (5)

  10.1(b)   Amendment No. 2 to the Advisory Agreement dated October 13, 1996 (5)

  10.1(c) Amendment No. 3 to the Advisory Agreement effective as of October 13, 1997 (2)

  10.1(d)   Amendment No. 4 to the Advisory Agreement dated March 27, 1998 (6)

  10.1(e)   Amendment No. 5 to the Advisory Agreement dated June 30, 1998 (6)

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

  10.7      [Reserved]

  10.8 Employment Agreement between the Registrant and Samuel A. Orticelli dated December 14, 2000 (9)

  10.9 Employment Agreement between the Registrant and Mark E. Zalatoris dated December 14, 2000 (9)

  10.10 Sublease between the Registrant and Inland Real Estate Investment Corporation dated July 1, 2000 (8)

  10.11 Services Agreement between the Registrant and Inland Real Estate Investment Corporation, Inland Payroll Services, Inc., Inland Computer Services, Inc., Inland Risk and Insurance Management Services, Inc., Inland Communications, Inc., Investors Property Tax Services, Inc. and Inland Office Management, Inc. dated July 1, 2000
            (10)

  10.12 Software License Agreement between the Registrant and Inland Computer Services, Inc. dated July 1, 2000 (10)

  10.13 Service Mark and Tradename License Agreement between the Registrant and The Inland Group, Inc. dated July 1, 2000 (10)

  10.14 First Amendment to Sublease between the Registrant and Inland Real Estate Investment Corporation dated February 27, 2001 (10)

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

            (7) Included in the Registrant's Current Report on Form 8-K (File number 000-28382) as filed by the Registrant on March 21, 2000.

            (8) Included in the Registrant's Current Report on Form 8-K (File number 000-28382) as filed by the Registrant on July 14, 2000.

            (9) Included in the Registrant's Current Report on Form 8-K (File number 000-28382) as filed by the Registrant on March 16, 2001.

            (10) Included in the Registrant's Annual Report of Form 10-K (File
                 number 000-28382) as filed by the Registrant on March 30, 2001.

(b) Reports on Form 8-K:

            (1)  Report on Form 8-K dated March 9, 2001 and filed March 16, 2001

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

         Date: May 10, 2001



                           /s/ MARK E. ZALATORIS

         By:               Mark E. Zalatoris
                           Senior Vice President, Chief Financial
                           Officer and Treasurer

         Date: May 10, 2001