Form 10-Q
period 2001-06-30
INLAND REAL ESTATE CORP
filed 2001-08-13
CIK 923284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


901 Butterfield Road, Oak Brook, Illinois                60523
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

     As of August 13, 2001, there were 63,095,977 Shares of Common Stock outstanding.

                          PART I - FINANCIAL STATEMENTS


ITEM 1.  FINANCIAL STATEMENTS


                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                           Consolidated Balance Sheets

                       June 30, 2001 and December 31, 2000
                                   (unaudited)


                                     Assets


                                                                June 30, 2001       December 31, 2000
                                                                --------------      -----------------
Investment properties (Notes 2 and 4):
  Land                                                          $  283,278,800           283,182,798
  Construction in progress                                                   -             1,300,592
  Building and improvements                                        715,037,307           709,203,272
                                                                --------------        --------------

                                                                   998,316,107           993,686,662
  Less accumulated depreciation                                     76,528,347            63,414,018
                                                                --------------        --------------

Net investment properties                                          921,787,760           930,272,644

Cash and cash equivalents                                           24,942,594             8,397,732
Investment in securities (net of an unrealized gain of
  $1,470,041 and an unrealized loss of $646,568 at June 30,
  2001 and December 31, 2000, respectively) (Note 1)                13,930,602             9,484,741
Investment in LLC (Note 1)                                             453,463                     -
Investment in marketable securities                                          -               260,000
Restricted cash                                                      6,295,881             7,685,266
Accounts and rents receivable (net of provision for doubtful accounts of approximately $2,657,000 and $1,654,000 at
  June 30, 2001 and December 31, 2000, respectively) (Note 5)       30,921,997            28,183,934
Mortgages receivable (Notes 1 and 6)                                19,195,413            13,313,976
Deposits and other assets                                              421,279               736,271
Leasing fees (net of accumulated amortization of $253,073
  and $175,313 at June 30, 2001 and December 31, 2000,
  respectively)                                                        733,345               649,548
Loan fees (net of accumulated amortization of $2,203,552
  and $1,785,902 at June 30, 2001 and December 31, 2000,
  respectively)                                                      3,699,024             3,909,870
                                                                --------------        --------------

Total assets                                                    $1,022,381,358         1,002,893,982
                                                                ==============        ==============




          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                           Consolidated Balance Sheets
                                   (continued)

                       June 30, 2001 and December 31, 2000
                                   (unaudited)



                      Liabilities and Stockholders' Equity


                                                                             June 30, 2001         December 31, 2000
                                                                            ---------------        -----------------
Liabilities:
  Accounts payable                                                          $     1,059,072               3,015,787
  Accrued interest                                                                2,122,056               2,177,703
  Accrued real estate taxes                                                      21,679,026              19,951,154
  Distributions payable (Note 11)                                                 4,991,894               5,063,089
  Security deposits                                                               1,958,107               1,929,933
  Mortgages payable (Note 7)                                                    488,089,190             467,766,173
  Prepaid rents and unearned income                                               1,711,704               1,102,831
  Other liabilities                                                               1,696,821               2,174,279
                                                                            ---------------         ---------------
Total liabilities                                                               523,307,870             503,180,949
                                                                            ---------------         ---------------
Minority interest (Note 1)                                                       25,676,812              27,265,989
                                                                            ---------------         ---------------
Stockholders' Equity (Notes 1 and 2):
  Preferred stock, $.01 par value, 6,000,000 Shares authorized;
    none issued and outstanding at June 30, 2001 and December 31, 2000                    -                       -
  Common stock, $.01 par value, 100,000,000 Shares authorized;
    63,036,525 and 62,635,344 Shares issued and outstanding at
    June 30, 2001 and December 31, 2000, respectively                               630,365                 626,353
  Additional paid-in capital (net of offering costs of $58,816,092,
    of which $52,218,524 was paid to Affiliates)                                597,971,295             592,973,349
  Accumulated distributions in excess of net income                            (126,675,025)           (120,506,090)
  Accumulated other comprehensive income (loss)                                   1,470,041                (646,568)
                                                                            ---------------         ---------------
Total stockholders' equity                                                      473,396,676             472,447,044
                                                                            ---------------         ---------------
Commitments and contingencies (Notes 5, 7 and 10)

Total liabilities and stockholders' equity                                  $ 1,022,381,358           1,002,893,982
                                                                            ===============         ===============




          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                      Consolidated Statements of Operations

            For the three and six months ended June 30, 2001 and 2000
                                   (unaudited)


                                                         Three months         Three months        Six months          Six months
                                                            ended                ended              ended                ended
                                                        June 30, 2001        June 30, 2000       June 30, 2001        June 30, 2000
                                                        -------------        -------------       -------------        -------------
Income:
  Rental income (Notes 1 and 5)                          $ 26,342,588           26,346,988          54,192,172           52,201,184
  Additional rental income                                  9,614,574           10,459,325          21,469,948           20,286,191
  Lease termination income (Note 4)                                 -              500,000           2,147,904              500,000
  Interest income                                             748,644              810,755           1,540,853            1,196,669
  Other income                                                471,292              358,461             867,738              765,796
                                                         ------------         ------------        ------------         ------------

                                                           37,177,098           38,475,529          80,218,615           74,949,840
Expenses:
  Professional services to Affiliates                               -               19,281                   -               98,112
  Professional services to non-affiliates                     172,169              324,101             398,797              940,490
  General and administrative expenses
   to Affiliates                                                    -               83,170                   -              220,292
  General and administrative expenses
   to non-affiliates                                          910,105              141,359           1,979,887              439,116
  Bad debt expense                                            357,230              188,541           1,327,993            1,336,869
  Advisor asset management fee                                      -            1,210,500                   -            2,413,500
  Property operating expenses to Affiliates                         -            1,554,561                   -            3,044,834
  Property operating expenses to non-
   affiliates                                              10,714,716            9,653,590          22,951,714           21,155,025
  Mortgage interest to Affiliates                                   -               13,285                   -               26,642
  Mortgage interest to non-affiliates                       8,690,475            8,397,778          17,406,024           16,489,092
  Depreciation                                              6,666,356            6,801,646          13,275,771           13,065,159
  Amortization                                                 85,302               48,266             154,169               87,248
  Acquisition cost expenses to Affiliates                           -               43,773                   -               81,803
  Acquisition cost expenses to non-
    affiliates                                                 14,280                3,423              37,475              (20,904)
                                                         ------------         ------------        ------------         ------------

                                                           27,610,633           28,483,274          57,531,830           59,377,278
                                                         ------------         ------------        ------------         ------------

Income before other items                                   9,566,465            9,992,255          22,686,785           15,572,562
Gain on sale of investment property                           467,337                    -             467,337                    -
Minority interest                                            (206,200)              52,190            (460,410)              (5,383)
Loss from operations of unconsolidated
  ventures (Note 4)                                           (46,537)                   -             (46,537)                   -
                                                         ------------         ------------        ------------         ------------
Income before extraordinary items                           9,781,065           10,044,445          22,647,175           15,567,179
Extraordinary loss on early extinguishment
 of debt (Notes 4 and 7)                                      (49,823)                   -             (49,823)                   -
                                                         ------------         ------------        ------------         ------------

Net income                                               $  9,731,242           10,044,445          22,597,352           15,567,179


          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                      Consolidated Statements of Operations
                                   (continued)

            For the three and six months ended June 30, 2001 and 2000
                                   (unaudited)

                                                         Three months         Three months          Six months          Six months
                                                            ended                ended                 ended               ended
                                                         June 30, 2001        June 30, 2000        June 30, 2001       June 30, 2000
                                                         -------------        -------------        -------------       -------------
Net income                                                $ 9,731,242           10,044,445           22,597,352           15,567,179
Other comprehensive income:
  Unrealized holding income on investment
    securities                                                926,093              582,161            2,116,609            1,143,955
                                                          -----------          -----------          -----------          -----------

Comprehensive income                                      $10,657,335           10,626,606           24,713,961           16,711,134
                                                          ===========          ===========          ===========          ===========

Net income per common share, basic and
  diluted (Note 8)                                        $       .15                  .18                  .36                  .28
                                                          ===========          ===========          ===========          ===========

Weighted average common stock shares
  outstanding                                              63,017,731           55,963,197           62,969,962           55,861,712
                                                          ===========          ===========          ===========          ===========












          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                 Consolidated Statement of Stockholders' Equity

                                  June 30, 2001
                                   (unaudited)

                                                                                 Accumulated          Accumulated
                                                              Additional       Distributions in          Other
                                               Common          Paid-in          Excess of Net        Comprehensive
                                                Stock          Capital              Income           Income (Loss)         Total
                                             ---------------------------------------------------------------------------------------
Balance January 1, 2001                      $  626,353       592,973,349        (120,506,090)          (646,568)       472,447,044

Net income                                            -                 -          22,597,352                  -         22,597,352

Other comprehensive income                            -                 -                   -          2,116,609          2,116,609

Distributions declared ($.46 for the six
  months ended June 30, 2001 per
  weighted average common shares
  outstanding)                                        -                 -         (28,766,287)                 -        (28,766,287)

Proceeds from DRP                                10,524        10,986,481                   -                  -         10,997,005

Treasury stock                                   (6,512)       (5,988,535)                  -                            (5,995,047)
                                             ---------------------------------------------------------------------------------------

Balance June 30, 2001                        $  630,365       597,971,295        (126,675,025)         1,470,041        473,396,676
                                             =======================================================================================








          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                      Consolidated Statements of Cash Flows

                 For the six months ended June 30, 2001 and 2000
                                   (unaudited)


                                                                    Six months         Six months
                                                                      ended              ended
                                                                  June 30, 2001       June 30, 2000
                                                                  -------------       -------------
Cash flows from operating activities:
  Net income                                                       $ 22,597,352         15,567,179
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                     13,275,771         13,065,159
    Amortization                                                        154,169             87,248
    Gain on sale of investment property                                (467,337)                 -
    Minority interest                                                   460,410              5,383
    Loss from operations of unconsolidated ventures                      46,537                  -
    Extraordinary loss on early extinguishment of debt                   49,823                  -
    Rental income under master lease agreements                         222,605            810,570
    Straight line rental income                                      (1,300,604)        (1,995,844)
    Provision for doubtful accounts                                   1,002,581          1,904,680
    Interest on unamortized loan fees                                   367,876            339,196
    Changes in assets and liabilities:
      Accounts and rents receivable                                  (2,440,040)        (3,323,695)
      Other assets                                                      288,315            (30,239)
      Investment in marketable securities                               260,000                  -
      Accounts payable                                               (1,956,715)           573,431
      Accrued interest payable                                          (55,647)           265,727
      Accrued real estate taxes                                       1,727,872          1,808,025
      Security deposits                                                  28,174            (28,329)
      Other liabilities                                                  (4,710)                 -
      Due to Affiliates                                                       -         (1,434,383)
      Prepaid rents and unearned income                                 608,873            (16,970)
                                                                   ------------       ------------

Net cash provided by operating activities                            34,865,305         27,597,138
                                                                   ------------       ------------

Cash flows from investing activities:
  Restricted cash                                                     1,389,385          6,515,668
  Escrows held for others                                              (472,748)        (5,844,137)
  Purchase of securities                                             (2,604,252)                 -
  Sale of investment securities                                         275,000          1,227,948
  Additions to investment properties                                 (3,832,554)        (2,567,022)
  Purchase of investment properties                                  (3,303,657)       (24,978,615)
  Proceeds from sale of investment property                           2,364,378                  -
  Investment in LLC                                                    (500,000)                 -
  Mortgage receivable                                                (5,881,437)        (5,807,068)
  Construction in progress                                            1,300,592           (348,455)
  Leasing fees                                                         (170,734)          (152,720)
                                                                   ------------       ------------

Net cash used in investing activities                               (11,436,027)       (31,954,401)
                                                                   ------------       ------------


          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                      Consolidated Statements of Cash Flows
                                   (continued)

                 For the six months ended June 30, 2001 and 2000
                                   (unaudited)

                                                                           Six months         Six months
                                                                              ended             ended
                                                                          June 30, 2001      June 30, 2000
                                                                          -------------      -------------
Cash flows from financing activities:
  Proceeds from the DRP                                                   $ 10,997,005         11,250,526
  Repurchase of shares                                                      (5,995,047)        (5,027,711)
  Loan proceeds                                                             21,600,000         20,204,320
  Loan fees                                                                   (206,804)          (249,483)
  Distributions paid                                                       (31,961,983)       (25,874,813)
  Payoff of debt                                                            (1,050,000)                 -
  Prepayment penalty on payoff of debt                                         (40,604)                 -
  Principal payments of debt                                                  (226,983)          (243,259)
                                                                          ------------       ------------

Net cash provided by (used in) financing activities                         (6,884,416)            59,580
                                                                          ------------       ------------

Net increase (decrease) in cash and cash equivalents                        16,544,862         (4,297,683)

Cash and cash equivalents at beginning of period                             8,397,732         19,424,343
                                                                          ------------       ------------

Cash and cash equivalents at end of period                                $ 24,942,594         15,126,660
                                                                          ============       ============
Supplemental schedule of noncash investing and financing
activities:

Distributions payable                                                     $  4,991,894          4,263,730
                                                                          ============       ============

Cash paid for interest                                                    $ 17,143,618         15,910,811
                                                                          ============       ============








          See accompanying notes to consolidated financial statements.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements

                                  June 30, 2001
                                   (unaudited)

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

On October 14, 1994, the Company commenced a total of four public offerings of common stock, on a best efforts basis, at prices ranging from $10 to $11 per share, in which a total of 51,642,397 shares were sold. In addition, as of June 30, 2001, the Company has issued 7,541,602 shares through the Company's Distribution Reinvestment Program ("DRP") and has repurchased a total of 2,329,845 shares through the Company's Share Repurchase Program, for an aggregate cost of $21,189,704. As a result, total net offering proceeds were $657,417,752 as of June 30, 2001.

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

Certain reclassifications were made to the 2000 financial statements to conform to the 2001 presentation.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                  June 30, 2001
                                   (unaudited)

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at June 30, 2001 consist of preferred and common stock investments in various real estate investment trusts and are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when received and is included in other income in the accompanying consolidated financial statements. Sale of investment securities available-for-sale during the three and six months ended June 30, 2001 resulted in a gain on sale of $51,122, which is included in other income.

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

On February 1, 2001, the Company entered into an LLC agreement with Tri-Land Properties, Inc., an unaffiliated third party, for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property has two anchor tenants, including a 148,420 square foot Montgomery Wards store, which is closed but still paying rent, at the north end of the property and a 139,451 square foot Burlington Coat Factory store on the south. In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property. The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of 104,700 square feet of new open-air retail space between the existing anchors. The future use of the Montgomery Wards space has not been determined. A wholly-owned subsidiary of the Company is a 50% venture partner with a wholly-owned subsidiary of Tri-Land Properties, Inc. in an LLC that was formed to acquire and redevelop the property. Each partner's initial equity contribution was $500,000. As of June 30, 2001, the Company's investment, net of losses of $46,537, is $453,463. In addition, the Company has committed to lend the LLC, over the five year loan term, up to an additional $17,800,000 to fund the initial acquisition and subsequent redevelopment. The loan terms include a 9% initial note rate paid monthly on average outstanding balances and a term of five years. As of June 30, 2001, the principal balance of this mortgage receivable is $5,239,742.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                  June 30, 2001
                                   (unaudited)

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

(2) INLAND RYAN, LLC AND INLAND RYAN CLIFF LAKE, LLC

On January 31, 2001, based on a third amendment to the LLC agreement of Inland Ryan, LLC, the Company caused Inland Ryan, LLC to distribute $2,097,609 in cash to Ryan CL, LLC as reimbursement for certain pre-formation expenditures incurred by Ryan CL. Upon payment of this distribution, Ryan CL, LLC's interest in Inland Ryan, LLC decreased to approximately 2%. On February 1, 2001, the Company and the non-managing members of Inland Ryan, LLC entered into a fourth amendment to the LLC agreement to reflect the right of Ryan MPLS, LLC to receive an earnout amount of approximately $1,075,000 as a result of a capital contribution for the same amount. This increase in capital contribution to Inland Ryan, LLC by Ryan MPLS, LLC increases their interest in Inland Ryan, LLC to approximately 16%. The Company's interest in Inland Ryan, LLC is approximately 76.5% as a result of these transactions.

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

Prior to the Merger, Inland Real Estate Advisory Services, Inc. provided administration and advisory services pursuant to the terms of an advisory agreement, while Inland Commercial Property Management, Inc. provided property management services. The Company paid the Advisor, on a quarterly basis, an annual "Asset Management Fee" in amounts not to exceed one percent (1%) of its "Average Invested Assets." For the three and six months ended June 30, 2000, the Company paid Asset Management Fees of $2,413,500, or one half of one percent (0.5%) of its "Average Invested Assets." Similarly, prior to the Merger, the Manager was entitled to receive fees for management and leasing services not to exceed 4.5% of gross income on the properties managed. For the three and six months ended June 30, 2000, the Company paid property management fees of $3,044,834. As of July 1, 2000, the Advisor and the Manager became subsidiaries of the Company and, accordingly, no Asset Management Fees or Property Management Fees were due or reflected to these entities in the accompanying consolidated financial statements for the three and six months ended June 30, 2001.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                  June 30, 2001
                                   (unaudited)

During the three and six months ended June 30, 2001, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations and mail processing from affiliates of The Inland Group, Inc. These services were purchased from these entities based on an hourly cost assigned to each employee of the affiliate providing the services. The hourly rate is based on the employee's salary, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses. Computer services were purchased at a contract rate of $30.00 per hour. For the three and six months ended June 30, 2000, the Company paid $83,170 and $220,292 for these services, respectively. The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the three and six months ended June 30, 2001, these expenses are included in general and administrative expenses to non-affiliates. During the three and six months ended June 30, 2001, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc. The fees for these services are based on costs incurred by The Inland Real Estate Group, Inc. for providing these services. For the six months ended June 30, 2001, the Company paid approximately $30,000 for these legal services. The Company leases its corporate office space from an affiliate of The Inland Group, Inc. Payments under this lease for the six months ended June 30, 2001 were $65,580.

An affiliate of The Inland Group, Inc. holds a mortgage on the Walgreens property, owned by the Company, located in Decatur, Illinois. As of June 30, 2001, the remaining balance of the mortgage is $677,170. The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004. For the six months ended June 30, 2001, the Company paid principal and interest payments totaling $34,133 on this mortgage.

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

(4) INVESTMENT PROPERTIES

In connection with the purchase of several investment properties, the Company will receive payments under master lease agreements covering spaces vacant at the time of acquisition of these investment properties. The payments have and will continue to be made to the Company for periods ranging from one to two years from the date of acquisition of the property or until the spaces are leased and tenants begin paying rent. GAAP requires that the Company treat these payments as a reduction to the purchase price of the investment properties upon receipt, rather than as rental income. The cumulative amount of such payments was $6,750,136 and $6,527,531 for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively (Note 5).

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                  June 30, 2001
                                   (unaudited)

On February 12, 2001, the Company entered into a bankruptcy court-approved settlement with Eagle Food Stores, Inc. in the amount of $4,120,000 for the Company's claims for damages as a result of two leases previously rejected by Eagle Food Stores, Inc. Of the $4,120,000, approximately $1,972,000 was for rental and additional rental income due through February 12, 2001 and approximately $2,148,000 was a one-time lease termination fee.

On April 17, 2001, the Company sold one of its investment properties, Lincoln Park Place, located in Chicago, Illinois, to a tenant at the property for $2,372,500. In conjunction with this sale, the Company paid off existing debt on the property of $1,050,000. The Company recorded an extraordinary loss on the early extinguishment of this debt totaling $49,823, of which $40,604 was a prepayment penalty and $9,219 was the write-off of unamortized deferred loan fees. After the debt payoff, the Company received net sales proceeds of approximately $1,274,000, net of closing costs. This sale resulted in a gain on sale of $467,337.

Results of operations for Lincoln Park Place for the period ended April 17, 2001 and for the six months ended June 30, 2000 are as follows:

                                       April 17, 2001    June 30, 2000
                                      ---------------   ---------------

    Total income                      $        86,101           110,756
    Total expenses                             22,183            76,481
                                      ---------------   ---------------
    Net income from operations        $        63,918            34,275
                                      ===============   ===============


On April 27, 2001, the Company purchased a property from an unaffiliated third party for approximately $3,303,000 using cash and cash equivalents. The property is located in Gurnee, Illinois and contains approximately 25,692 square feet of space currently leased by Petsmart, Inc.

During May 2001, the Company was notified that Cub Foods, Inc., a tenant at six of the Company's investment properties, would be closing three of these stores. As of June 30, 2001, the store located at Maple Park Place in Bolingbrook, Illinois had closed. The two remaining stores, located in Buffalo Grove, Illinois and Indianapolis, Indiana are expected to close during the third quarter of 2001. Leases at the three closing stores are guaranteed by SuperValue, Inc. and will continue to make monthly rental payments. Management of the Company does not expect this to have a material effect on the operations of the Company.

(5) OPERATING LEASES

Certain tenant leases contain provisions providing for "stepped" rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $1,300,604 and $1,995,844 for the six months ended June 30, 2001 and 2000, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $10,256,478 and $8,955,874 in related accounts and rents receivable as of June 30, 2001 and December 31, 2000, respectively. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                  June 30, 2001
                                   (unaudited)

(6) MORTGAGES RECEIVABLE

On May 28, 1999, the Company loaned an unaffiliated third party $15,500,000 secured by a property commonly known as "Thatcher Woods Shopping Center" in River Grove, Illinois. The loan matures on June 30, 2002 (extended from June 29,
2001) and requires the borrower to make monthly interest-only payments on amounts outstanding at a rate of 9% per annum. The Company, at its option, may elect to purchase this property, upon completion of construction, subject to certain fair-value-based criteria stated in the contract. As of June 30, 2001, the principal balance of this mortgage receivable is $13,955,671.

On February 1, 2001, the Company entered into an LLC agreement with Tri-Land Properties, Inc., an unaffiliated third party, for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana (Note 1). The Company has committed to lend the LLC up to an additional $17,800,000 to fund the initial acquisition and subsequent redevelopment. The loan bears interest at a rate of 9% per annum with interest paid monthly. The loan matures in five years. As of June 30, 2001, the principal balance of this mortgage receivable is $5,239,742.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                  June 30, 2001
                                   (unaudited)

(7) MORTGAGES PAYABLE

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at June 30, 2001 and December 31, 2000:

                                                 Interest                   Current                              Balance at
                                              Rate at June    Maturity      Monthly         Balance at           December 31,
                Mortgagee                       30, 2001        Date        Payment        June 30, 2001            2000
-----------------------------------------------------------------------------------------------------------------------------
  Inland Mortgage Serv. Corp. (a)                    7.65%     05/2004    $     5,689        $   677,170             685,204
  LaSalle Bank N.A.                                  7.85%     10/2003         59,197          8,865,000           8,865,000
  LaSalle Bank N.A.                                  7.85%     09/2003         25,518          3,955,000           3,955,000
  LaSalle Bank N.A.                                  7.59%     01/2004         80,163         12,850,000          12,850,000
  LaSalle Bank N.A.                                  7.80%     02/2004         82,317         12,840,000          12,840,000
  John Hancock (a) (b)                               9.00%     12/2001         85,423          8,656,342           8,776,181
  LaSalle Bank N.A.                                  7.65%     06/2004         64,240         10,216,880          10,216,880
  LaSalle Bank N.A. (l)                              7.49%     06/2004         53,814          8,741,500           9,791,500
  LaSalle Bank N.A.                                  7.23%     01/2005         27,798          4,677,795           4,677,795
  Allstate                                           7.21%     12/2004         38,453          6,400,000           6,400,000
  LaSalle Bank N.A.(c)                               3.18%     12/2014         20,050          6,200,000           6,200,000
  LaSalle Bank N.A.                                  7.28%     03/2005         24,233          4,050,000           4,050,000
  LaSalle Bank N.A.                                  6.99%     04/2003          6,607          1,150,000           1,150,000
  LaSalle Bank N.A.                                  7.00%     04/2005        102,972         17,897,500          17,897,500
  Allstate                                           7.00%     02/2005         31,946          5,476,500           5,476,500
  Allstate                                           7.00%     01/2005         23,917          4,100,000           4,100,000
  Allstate                                           7.15%     01/2005         18,173          3,050,000           3,050,000
  Allstate                                           7.10%     03/2003         17,620          2,978,000           2,978,000
  Allstate                                           6.65%     05/2005         53,200          9,600,000           9,600,000
  Allstate (d)                                       9.25%     12/2009         30,125          3,908,082           3,908,082
  Allstate                                           6.82%     08/2005         60,243         10,600,000          10,600,000
  LaSalle Bank N.A.                                  6.50%     12/2005         72,123         13,500,000          13,500,000
  Allstate                                           6.66%     10/2003         17,483          3,150,000           3,150,000
  Allstate                                           7.00%     12/2003         65,333         11,200,000          11,200,000
  Berkshire Mortgage (a)                             7.79%     10/2007        105,719         14,246,520          14,318,117
  Woodmen of the World                               6.75%     06/2008         26,015          4,625,000           4,625,000
  Lehman secured financing (e)                       6.36%     10/2008        299,025         54,600,000          54,600,000
  Column secured financing (f)                       7.00%     11/2008        145,833         25,000,000          25,000,000
  Principal Life Ins.                                6.24%     09/2001         55,820         10,734,710          10,734,710
  Bear, Stearns secured financing (g)                6.86%     06/2004        328,662         57,450,000          57,450,000
  LaSalle Bank N.A.                                  5.36%     10/2004            (h)         13,912,700          13,912,700
  LaSalle Bank N.A.                                  7.26%     10/2004         56,389          9,450,000           9,450,000
  LaSalle Bank N.A. (i)                              7.25%     10/2004         63,488         10,654,300          10,654,300
  Allstate (k)                                       7.40%     09/2005        220,687         35,787,000          35,787,000
  Midland Loan Serv. (a)                             7.86%     01/2008         37,649          5,041,871           5,069,384
  LaSalle Bank N.A. (i)                              7.26%     12/2004         53,167          8,910,000           8,910,000
  LaSalle Bank N.A. (i)                              7.36%     12/2004         58,376          9,650,000           9,650,000
  LaSalle Bank N.A. (i)                              7.26%     01/2005         58,106          9,737,620           9,737,620
  LaSalle Bank N.A.                                  5.46%     03/2005            (h)          2,400,000           2,400,000

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                  June 30, 2001
                                   (unaudited)


                                                Interest                    Current                             Balance at
                                              Rate at June    Maturity      Monthly         Balance at         December 31,
                                                30, 2001        Date        Payment        June 30, 2001           2000
                                             -------------------------------------------------------------------------------
  LaSalle Bank N.A                                 5.46%       04/2005            (h)          2,467,700          2,467,700
  LaSalle Bank N.A                                 5.46%       06/2005            (h)          5,599,000          5,599,000
  LaSalle Bank N.A.                                5.36%       11/2005            (h)          3,650,000          3,650,000
  LaSalle Bank N.A. (i)                            6.81%       12/2005      $  43,843          7,833,000          7,833,000
  Allstate (j)                                     7.38%       02/2006        132,750         21,600,000                  -
                                                                                           -------------       ------------

Mortgages Payable                                                                          $ 488,089,190        467,766,173
                                                                                           =============       ============

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

(c) As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 issued by the Village of Skokie, Illinois. The interest rate floats and is reset weekly by a re-marketing agent. The rate at June 30, 2001 is 3.18%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding. In addition, there is a .125% re-marketing fee paid annually and a trustee fee of $250 paid quarterly.

(d) The Company received a subsidy at closing from the seller of the property securing this loan for a period of five years, which together with interest earnings on the initial deposit, will provide a sum that will be drawn down on a monthly basis by the Company to reduce the effective interest rate paid on the loan to 7% per annum.

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

(k) On May 1, 2001, the Company negotiated with the borrower to convert approximately $36,000,000 of variable rate debt to a fixed rate basis of 7.4%.

(l) In conjunction with the sale of Lincoln Park Place on April 17, 2001, the Company paid off existing debt on the property of $1,050,000. The Company recorded an extraordinary loss on the early extinguishment of this debt totaling $49,823, of which $40,604 was a prepayment penalty and $9,219 was the write-off of unamortized deferred loan fees.

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                  June 30, 2001
                                   (unaudited)

(8) EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the Company. As of June 30, 2001, options to purchase 23,500 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding.

As of June 30, 2001, warrants to purchase 1,156,520 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the warrants exercise price was greater than prices published by various "secondary market" sources.

The weighted average number of common shares outstanding were 62,969,962 and 55,861,712 for the six months ended June 30, 2001 and 2000, respectively.

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

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                  June 30, 2001
                                   (unaudited)

Net operating income, net investment properties and total assets are summarized in the following table as of June 30, 2001 and 2000 and for the six month periods then ended, along with a reconciliation to net income before other items:

                                                    2001                  2000
                                               ---------------       ---------------
Total rental and additional rental income      $    75,662,120            72,487,375
Total property operating expenses                  (22,951,714)          (24,199,859)
                                               ---------------       ---------------

Net operating income                                52,710,406            48,287,516

Other income:
Lease termination income                             2,147,904               500,000
Interest income                                      1,540,853             1,196,669
Other income                                           867,738               765,796

Other expenses:
  Professional services                               (398,797)           (1,038,602)
  General and administrative                        (1,979,887)             (659,408)
  Bad debt expense                                  (1,327,993)           (1,336,869)
  Advisor asset management fee                               -            (2,413,500)
  Mortgage interest                                (17,406,024)          (16,515,734)
  Depreciation and amortization                    (13,429,940)          (13,152,407)
  Acquisition cost expense                             (37,475)              (60,899)
                                               ---------------       ---------------

Income before other items                      $    22,686,785            15,572,562
                                               ===============       ===============

Net investment properties                      $   921,787,760           921,399,792
                                               ===============       ===============

Total assets                                   $ 1,022,381,358           994,630,916
                                               ===============       ===============

                         INLAND REAL ESTATE CORPORATION
                            (a Maryland corporation)

                   Notes to Consolidated Financial Statements
                                   (continued)

                                  June 30, 2001
                                   (unaudited)

(10) COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.

On May 1, 2001, the Company filed a lawsuit in the Circuit Court of Cook County against Samuel A. Orticelli. Mr. Orticelli served as the Company's General Counsel and Secretary from July 1, 2000 until he was terminated on April 6, 2001. The Company is seeking a declaration that either: (A) an employment agreement dated December 14, 2000 between Mr. Orticelli and the Company is voidable and unenforceable due to (1) fraud in the inducement; (2) a failure by Mr. Orticelli to fully disclose all material facts relating to that contract and to properly obtain authority for the contract from the board of directors; and
(3) a breach by Mr. Orticelli of his fiduciary duty to the Company and the board; of (B) that Mr. Orticelli was properly terminated "for cause" under the December agreement and also under the July 2000 agreement. The Company is also seeking damages from Mr. Orticelli for the breach of his fiduciary duty.

Mr. Orticelli also filed a lawsuit on May 1, 2001 against the Company. Mr. Orticelli claims that the Company terminated him without cause and therefore has breached the December agreement and the Illinois Wage Payment and Collections Act by failing to pay the amount of compensation due to him upon termination without cause. Mr. Orticelli also claims that the Company is liable for his costs and attorneys fees incurred by him in the case. Subsequently, the Company's lawsuit was dismissed without prejudice so as to allow the Company to present all of its claims and defenses in the lawsuit filed by Mr. Orticelli.

In connection with a tax increment-financing district for three of the Company's properties, the Company is contingently liable for any shortfalls in the Tax Increment as defined. At June 30, 2001, the Company does not believe any shortfall under the Tax Increment will be due.

(11) SUBSEQUENT EVENTS

On July 17, 2001, the Company paid a distribution of $4,818,413 to Stockholders of record as of June 1, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consist of cash and short-term investments. Cash and cash equivalents at June 30, 2001 and December 31, 2000 were $24,942,594 and $8,397,732, respectively. The increase in total cash and cash equivalents from December 31, 2000 to June 30, 2001 results from receiving approximately $34,800,000 from operations, while using approximately $11,400,000 in investing activities and $6,900,000 in financing activities. This increase resulted primarily from loan proceeds received on three previously unencumbered properties and additional proceeds from the sale of shares through the Company's Distribution Reinvestment Program ("DRP"). Partially offsetting the increase in cash and cash equivalents was the use of cash resources to purchase an additional investment property, upgrades to current investment properties, the payment of distributions, the repurchase of shares through the "Share Repurchase Program," the purchase of investment securities and an increase in mortgages receivable. The Company intends to use cash and cash equivalents to purchase additional investment properties, to pay distributions and for working capital requirements. The primary source of future cash for investing in properties will be from financing secured by unencumbered investment properties and amounts raised through the Company's DRP.

As of June 30, 2001, the Company owned interests in 120 investment properties. One investment property was purchased during 2001, five were purchased in 2000 and 115 were purchased during 1999 and in prior years. During 2001, the Company sold one of its investment properties. Thus, period to period results are not entirely comparable. Of the 120 investment properties owned, 115 are currently encumbered. These investment properties are currently generating sufficient cash flow to cover operating expenses of the Company plus pay distributions equal to $.93 per share on an annual basis. Distributions declared for the six months ended June 30, 2001 were $28,766,287, or $.46 per weighted average common share outstanding. A portion these distributions represent a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities increased from $27,597,138 for the six months ended June 30, 2000 to $34,865,305 for the six months ended June 30, 2001, due to the Company receiving a bankruptcy court-approved settlement from Eagle Food Stores, Inc. in the amount of $4,120,000 for the Company's claims for damages as a result of the two rejected leases and due to a full six months of operations from properties purchased in 2000. The Company purchased one additional investment property during April 2001. This increase was partially offset by an increase in accounts and rents receivable and the adjustment for straight line rental income and a decrease in the provision for doubtful accounts, rental income under master lease agreements, accounts payable and due to Affiliates.

CASH FLOWS FROM INVESTING ACTIVITIES

The Company used $11,436,027 in cash for investing activities for the six months ended June 30, 2001 as compared to $31,954,401 for the six months ended June 30, 2000. The primary reason for the decrease in cash used is due to a reduction in property acquisition activity. During the six months ended June 30, 2000, the Company purchased four investment properties, as compared to one investment property purchased during the six months ended June 30, 2001. This decrease was partially offset by increases in additions to investment properties, purchase of investment in securities, mortgages receivable and the investment in LLC.

CASH FLOWS FROM FINANCING ACTIVITIES

The Company used $6,884,416 in cash for financing activities for the six months ended June 30, 2001, as compared to providing $59,580 from financing activities for the six months ended June 30, 2000. The primary reason for the increase in cash used is due to an increase in distributions paid for the six months June 30, 2001 of $31,961,983, as compared to $25,874,813 for the six months ended June 30, 2000. Additionally, in conjunction with the sale of Lincoln Park Place in April 2001, the Company paid off debt of $1,050,000. This increase was also due to a decrease in proceeds from the DRP, net of shares repurchased, of $5,001,958 for the six months ended June 30, 2001, as compared to $6,222,815 for the six months ended June 30, 2000. The increase in cash used was partially offset by an increase in loan proceeds received during the six months ended June 30, 2001 of $21,600,000, as compared to $20,204,320 received during the six months ended June 30, 2000.

RESULTS OF OPERATIONS

As a result of the Company's merger with third parties who previously provided advisory and property management services, the Company no longer pays Advisor Asset Management Fees or Property Management Fees, but instead has hired an internal staff to perform these tasks. As a result, the Company has incurred additional corporate expenses relating to such things as payroll, office rents and various other general and administrative expenses. Therefore, the financial results for the three and six months ended June 30, 2000 are not comparable to the results for the three and six months ended June 30, 2001.

Net income for the six months ended June 30, 2001 was $22,597,352 as compared to $15,567,179 for the six months ended June 30, 2000. Net income per common share, basic and diluted, for the six months ended June 30, 2001 was $.36 as compared to $.28 for the six months ended June 30, 2000 (based on weighted average common stock shares outstanding 62,969,962 and 55,861,712, respectively). The increase in net income and net income per common share reflect the Company's growth in its investment property portfolio, increased net operating income from its stabilized base of investment properties, and the repurchase of common shares. On a "same store" basis, (comparing the results of operations of the investment properties owned during the six months ended June 30, 2001, with the results of the same investment properties during the six months ended June 30, 2000), net operating income increased by approximately $3,200,000 with total revenues increasing by approximately $1,060,000 and total property operating expenses decreasing by approximately $2,140,000. The increase in net operating income was primarily due to the Company no longer reflecting Property Management Fees as of July 1, 2000 and was partially offset by an increase in vacancy losses.

At June 30, 2001, the Company owned 25 single-user retail properties, 76 Neighborhood Retail Centers and 19 Community Centers. The Company's property operations account for almost all of the net operating income earned by the Company. In order to evaluate the Company's overall portfolio, management analyzes the operating performance of properties that have been owned and operated by the Company for comparable periods. A total of 114 investment properties owned by the Company, or "same store" properties, comprising of approximately 9.02 million square feet satisfied this criterion during the periods presented below. This analysis does not include properties that have been acquired or sold during 2000 and 2001. The "same store" investment properties represent approximately 96% of the square footage of the Company's portfolio at June 30, 2001. The following table presents the pre-depreciation operating results of the investment properties for the six months ended June 30, 2001 and 2000:

                                                                       Six months        Six months
                                                                         ended             ended
                                                                     June 30, 2001      June 30, 2000
                                                                     -------------      -------------
Rental and additional rental income:
"Same store" investment properties (114 properties,
 approximately 9.02 million square feet)                              $71,545,909         70,485,257
Other investment properties                                             4,116,211          2,002,118
                                                                      -----------        -----------

Total rental and additional rental income                             $75,662,120         72,487,375
                                                                      ===========        ===========

Property operating expenses:
"Same store" investment properties (excluding interest,
 depreciation and amortization)                                        21,392,399         23,533,242
Other investment properties                                             1,559,315            666,617
                                                                      -----------        -----------

Total property operating expenses                                     $22,951,714         24,199,859
                                                                      ===========        ===========

Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties                                     50,153,510         46,952,015
Other investment properties                                             2,556,896          1,335,501
                                                                      -----------        -----------

Total net operating income                                            $52,710,406         48,287,516
                                                                      ===========        ===========

Zany Brainy, Inc., a tenant at four of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy law in May 2001. Of the four stores affected, three are expected to remain open for business and one will close. Wolf Camera, Inc. a tenant at four of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy law in June 2001. As of June 30, 2001, all four stores remain open for business. Trak Auto, a tenant at six of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy law in July 2001. Of the six stores affected, five are expected to remain open and one is expected to close. In total, these properties account for approximately 1% of the Company's total square footage and approximately 1.5% of the Company's annual rental income. Management of the Company does not expect these bankruptcy filings to have a material effect on the operations or the financial condition of the Company.

Interest income is the result of cash and cash equivalents being invested in short term investments until a property is purchased. Interest income increased to $1,540,853 for the six months ended June 30, 2001, from $1,196,669 for the six months ended June 30, 2000 due primarily to the investment of loan proceeds received on three previously unencumbered properties. Interest income decreased for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, due to a reduction in the cash and cash equivalents invested in short-term interest bearing instruments.

Gain on sale of investment property recorded for the three and six months ended June 30, 2001 is the result of the Company selling one of its investment properties, Lincoln Park Place, on April 17, 2001. The sale resulted in a gain on sale of $467,337.

Lease termination income increased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to the Company receiving a one-time lease termination fee of approximately $2,148,000 through a bankruptcy settlement from Eagle Food Stores, Inc., as a result of the two rejected leases. During 2000, the Company had received a one-time lease termination fee of $500,000 upon termination of a lease at one of the Company's investment properties.

Other income increased for the three and six months ended June 30, 2001, as compared to the three and six months ended June 30, 2000, due partially to an increase in dividend income on the investment in securities held by the Company. Additionally, the Company recorded a gain on sale of investment securities available-for-sale for the six months ended June 30, 2001 of $51,122 as compared to $46,650 for the six months ended June 30, 2000.

As of July 1, 2000, the effective date of the merger with the Company's advisor and property manager, the Company no longer accounts for expenses paid for services rendered by The Inland Group, Inc. or its affiliates as "expenses for professional services to Affiliates, general and administrative expenses to Affiliates, acquisition cost expenses to Affiliates and mortgage interest to Affiliates." Instead these expenses are accounted for in expenses to non-affiliates. The Advisor became a subsidiary of the Company, and accordingly, no Advisor Asset Management Fee is accrued or paid for periods after July 1, 2000. The Manager became a subsidiary of the Company, and accordingly, no property operating expenses to Affiliates are accrued or paid for periods after July 1, 2000.

Professional services to non-affiliates decreased for the three and six months ended June 30, 2001, as compared to the three and six months ended June 30, 2000, as a result of the Company incurring significant one-time expenses associated with the merger during 2000.

General and administrative expenses to non-affiliates increased for the three and six months ended June 30, 2001, as compared to the three and six months ended June 30, 2000, due to a reclassification of certain expenses from expenses to Affiliates to expenses to non-affiliates beginning July 1, 2000. In addition, as a result of the merger, the Company is now incurring additional general and administrative expenses because it is now self-administered.

Bad debt expense decreased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to a decrease in the amounts written off as uncollectible, offset by an increase in the provision for doubtful accounts. The provision for doubtful accounts was increased due to an increase in the number of investment properties, tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that management believes are potentially uncollectible. Bad debt expense increased for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, due to management of the Company initiating specific identification of tenants with potentially uncollectible balances.

Mortgage interest to non-affiliates increased for the three and six months ended June 30, 2001, as compared to the three and six months ended June 30, 2000, due to an increase in mortgages payable from approximately $460,701,357, to approximately $488,089,190.

JOINT VENTURES

On February 1, 2001, the Company entered into an LLC agreement with Tri-Land Properties, Inc., an unaffiliated third party, for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property has two anchor tenants, including a 148,420 square foot Montgomery Wards store, which is closed but still paying rent, at the north end of the property and a 139,451 square foot Burlington Coat Factory store on the south. In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property. The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of 104,700 square feet of new open-air retail space between the existing anchors. The future use of the Montgomery Wards space has not been determined. A wholly-owned subsidiary of the Company is a 50% venture partner with a wholly-owned subsidiary of Tri-Land Properties, Inc. in an LLC that was formed to acquire and redevelop the property. Each partner's initial equity contribution was $500,000. As of June 30, 2001, the Company's investment, net of losses of $46,537, is $453,463. In addition, the Company has committed to lend the LLC, over the five year loan term, up to an additional $17,800,000 to fund the initial acquisition and subsequent redevelopment. The loan terms include a 9% initial note rate paid monthly on average outstanding balances and a term of five years. As of June 30, 2001, the principal balance of this mortgage receivable is $5,239,742.

On January 31, 2001, based on a third amendment to the LLC agreement of Inland Ryan, LLC, the Company caused Inland Ryan, LLC to distribute $2,097,609 in cash to Ryan CL, LLC as reimbursement for certain pre-formation expenditures incurred by Ryan CL. Upon payment of this distribution, Ryan CL, LLC's interest in Inland Ryan, LLC decreased to approximately 2%. On February 1, 2001, the Company and the non-managing members of Inland Ryan, LLC entered into a fourth amendment to the LLC agreement to reflect the right of Ryan MPLS, LLC to receive an earnout amount of approximately $1,075,000 as a result of a capital contribution for the same amount. This increase in capital contribution to Inland Ryan, LLC by Ryan MPLS, LLC increases their interest in Inland Ryan, LLC to approximately 16%. The Company's interest in Inland Ryan, LLC is approximately 76.5% as a result of these transactions.

FUNDS FROM OPERATIONS

One of the Company's objectives is to provide cash distributions to its stockholders from funds generated by the Company's operations. Funds generated from operations is not equivalent to the Company's net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds From Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that FFO provides a better basis than net income for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of the Company's performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions. FFO and funds available for distribution are calculated as follows:

                                                              Six months ended    Six months ended
                                                                June 30, 2001       June 30, 2000
                                                              ----------------    ----------------
Net income (4)                                                  $ 22,597,352           15,567,179
Depreciation, net of minority interest                            12,883,055           12,386,073
                                                                ------------         ------------

Funds From Operations (1)                                         35,480,407           27,953,252
Principal amortization of debt, net of minority interest             (14,362)             (50,863)
Deferred rent receivable, net of minority interest (2)            (1,288,546)          (1,896,239)
Rental income received under master lease agreements,
 net of minority interest (3)                                        222,605              808,761
                                                                ------------         ------------

Funds available for distribution                                $ 34,400,104           26,814,911
                                                                ============         ============
Funds From Operations per common share, basic and
 diluted (4)                                                    $        .56                  .50
                                                                ============         ============
Weighted average common stock shares outstanding,
 basic and diluted                                                62,969,962           55,861,712
                                                                ============         ============


(1) Funds From Operations ("FFO") does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

(2) Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.

(3) In connection with the purchase of several investment properties, the Company received payments under master lease agreements covering spaces vacant at the time of acquisition of those investment properties. The payments were made to the Company for periods ranging from one to two years from the date of acquisition of the property or until the spaces are leased. As of June 30, 2001, the Company had two investment properties subject to master lease agreements. GAAP requires that the Company treat these payments as a reduction to the purchase price of the investment properties upon receipt, rather than as rental income.

(4) On February 12, 2001, the Company received a bankruptcy court-approved settlement from Eagle Food Stores, Inc. in the amount of $4,120,000 for the Company's claims for damages as a result of the two rejected leases for amounts previously considered uncollectible. Of the $4,120,000, approximately $2,148,000 was a one-time lease termination fee which is included in net income for the six months ended June 30, 2001. This amount represents approximately $.03 of Funds From Operations per common share.

The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each quarter during 2000 and 2001. N/A indicates the property was not owned by the Company at the end of the quarter.

                                             Gross
                                           Leasable
                                             Area    03/31/00   06/30/00  09/30/00  12/31/00  03/31/01  06/30/01  09/30/01  12/31/01
Properties                                 (Sq Ft)     (%)        (%)        (%)       (%)       (%)       (%)       (%)       (%)
------------------------------------------------------------------------------------------------------------------------------------
Ameritech, Joliet, IL                         4,504       100        100       100       100       100       100
Antioch Plaza, Antioch, IL                   19,810        52         52        52        61        69        69
Aurora Commons, Aurora, IL                  127,302        93         93        95        94        94        94
Bakers Shoes, Chicago, IL                    20,000       100        100       100       100       100       100
Bally's Total Fitness, St Paul, MN           43,000       100        100       100       100       100       100
Baytowne Square, Champaign, IL              118,842        97         96        96        98        98        98
Bergen Plaza, Oakdale, MN                   270,283        98         99        99        98        96     97(a)
Berwyn Plaza, Berwyn, IL                     18,138        26         26        26        26        26     26(a)
Bohl Farm Marketplace, Crystal Lake, IL      97,287       N/A        N/A       N/A       100       100       100
Burnsville Crossing, Burnsville, MN          91,015        99        100       100       100       100       100
Byerly's Burnsville, Burnsville, MN          72,365        84         84       100       100       100       100
Calumet Square, Calumet City, IL             39,936       100        100       100       100       100       100
Carmax, Schaumburg, IL                       93,333       100        100       100       100       100       100
Carmax, Tinley Park, IL                      94,518       100        100       100       100       100       100
Chatham Ridge, Chicago, IL                  175,774       100        100       100        99       100       100
Chestnut Court, Darien, IL                  170,027        95         95        97        97        96        98
Circuit City, Traverse City, MI              21,337       100        100       100       100       100       100
Cliff Lake Centre, Eagan, MN                 74,215        79         88        95        88        92     98(a)
Cobblers Crossing, Elgin, IL                102,643       100         98        98        98        98        98
Crestwood Plaza, Crestwood, IL               20,044       100        100       100       100       100       100
Cub Foods, Buffalo Grove, IL                 56,192       100        100       100       100       100       100
Cub Foods, Indianapolis, IN                  67,541       100        100       100       100       100       100
Cub Foods, Plymouth, MN                      67,510       100        100       100       100       100       100
Dominick's, Countryside, IL                  62,344       100        100       100       100       100       100
Dominick's, Glendale Heights, IL             68,879       100        100       100       100       100       100
Dominick's, Hammond, IN                      71,313         0          0         0         0         0         0
Dominick's, Highland Park, IL                71,442       100        100       100       100       100       100
Dominick's, Schaumburg, IL                   71,400       100        100       100       100       100       100
Dominick's, West Chicago, IL                 78,158       100        100       100       100       100       100
Downers Grove Mkt, Downers Grove, IL        104,449       100        100       100        99        98     98(a)
Eagle Country Market, Roselle, IL            42,283       100        100       100       100       100       100
Eagle Crest, Naperville, IL                  67,632        92         92        92        98       100       100

                                             Gross
                                           Leasable
                                             Area    03/31/00   06/30/00  09/30/00  12/31/00  03/31/01  06/30/01  09/30/01  12/31/01
Properties                                 (Sq Ft)     (%)        (%)        (%)       (%)       (%)       (%)       (%)       (%)
------------------------------------------------------------------------------------------------------------------------------------
Eagle Ridge Center, Lindenhurst, IL          56,142       100        100       100       100       100       100
Eastgate Shopping Center, Lombard, IL       132,145        93         94        93        89        90        90
Edinburgh Festival, Brooklyn Park, MN        91,536       100        100       100       100       100       100
Elmhurst City Center, Elmhurst, IL           39,481        62         62        62        66        66        66
Fairview Hts. Plaza, Fairview Hts., IL      167,491        78         78        78        78        78     77(a)
Fashion Square, Skokie, IL                   84,580        81         81        81        78        85     85(a)
Gateway Square, Hinsdale, IL                 40,170        96         96        91        98        98        98
Goodyear, Montgomery, IL                     12,903        28         28        28        77       100       100
Grand and Hunt Club, Gurnee, IL              21,222       100        100       100       100       100     21(a)
Hartford Plaza, Naperville, IL               43,762       100        100       100       100        47     47(a)
Hawthorn Village, Vernon Hills, IL           98,806       100         99        99       100        99        97
Hickory Creek Market, Frankfort, IL          55,027        82        100       100       100        94     96(b)
High Point Center, Madison, WI               85,944        89         82        82        82        80     77(a)
Hollywood Video, Hammond, IN                  7,488       100        100       100       100       100       100
Homewood Plaza, Homewood, IL                 19,000       100        100       100       100       100       100
Iroquois Center, Naperville, IL             140,981        67         73        73        75        73     73(a)
Joliet Commons, Joliet, IL                  158,922       100        100       100       100       100       100
Joliet Commons Phase II, Joliet, IL          40,395       100        100       100       100       100       100
Lake Park Plaza, Michigan City, IN          229,639        73         73        74        72        72     72(a)
Lansing Square, Lansing, IL                 233,508        98         99        99        99        99     98(a)
Lincoln Park Place, Chicago, IL                 N/A        60         60       100       100       100       N/A
Loehmann's Plaza, Brookfield, WI            107,952        84         84        84        82        82     86(a)
Mallard Crossing, Elk Grove Village, IL      82,929        97         29        29        30        30        30
Maple Grove Retail, Maple Grove, MN          79,130        81         81        91        91        91        91
Maple Park Place, Bolingbrook, IL           220,095        97         98       100       100       100     73(a)
Maple Plaza, Downers Grove, IL               31,298        83         87        96        96        96        96
Marketplace at Six Corners, Chicago, IL     117,000       100        100       100       100       100       100
Mundelein Plaza, Mundelein, IL               68,056        96         91        91        97       100        94
Nantucket Square, Schaumburg, IL             56,981       100        100        99        98        98        98
Naper West, Naperville, IL                  164,812        92         92        92        96        94     94(a)
Niles Shopping Center, Niles, IL             26,109       100        100       100       100       100        73
Oak Forest Commons, Oak Forest, IL          108,330       100        100        99       100        99     99(a)
Oak Forest Commons III, Oak Forest, IL        7,424        62         62        50        50        50        50

                                             Gross
                                           Leasable
                                             Area    03/31/00   06/30/00  09/30/00  12/31/00  03/31/01  06/30/01  09/30/01  12/31/01
Properties                                 (Sq Ft)     (%)        (%)        (%)       (%)       (%)       (%)       (%)       (%)
------------------------------------------------------------------------------------------------------------------------------------
Oak Lawn Town Center, Oak Lawn, IL           12,506       100        100       100       100       100       100
Orland Greens, Orland Park, IL               45,031        94         94        86        94        94        94
Orland Park Retail, Orland Park, IL           8,500        36        100       100       100       100       100
Park Center Plaza, Tinley Park, IL          193,179        90         92        93        99        93        93
Park Place Plaza, St. Louis Park, MN         84,999       100        100       100       100       100       100
Park St. Claire, Schaumburg, IL              11,859       100        100       100       100       100       100
Party City, Oakbrook Terrace, IL             10,000       100        100       100       100       100       100
Petsmart, Gurnee, IL                         25,692       N/A        N/A       N/A       N/A       N/A       100
Pine Tree Plaza, Janesville, WI             187,413        93         93        93        96        95        95
Plymouth Collection, Plymouth, MN            40,815       100        100       100       100       100       100
Prairie Square, Sun Prairie, WI              35,755        81         77        77        87        83     69(a)
Prospect Heights, Prospect Heights, IL       28,080        25         25        25        69        69        69
Quarry Outlot, Hodgkins, IL                   9,650       100        100       100       100       100       100
Quarry Retail, Minneapolis, MN              273,648        99         99        99        99        99        99
Randall Square, Geneva, IL                  216,201        93         93        99        99        99        99
Regency Point, Lockport, IL                  54,841       100        100       100        97        97     97(a)
Riverdale Commons, Coon Rapids, MN          168,277        97        100       100       100       100       100
Riverdale Outlot, Coon Rapids, MN             6,566       100        100       100       100       100       100
Riverplace Center, Noblesville, IN           74,414        94         84        94        94        94        96
River Square Center, Naperville, IL          58,556        71         67        73        74        74        70
Rivertree Court, Vernon Hills, IL           298,862        99         99        99       100        85     85(a)
Rose Naper Plaza East, Naperville, IL        11,658       100        100       100       100       100       100
Rose Naper Plaza West, Naperville, IL        14,335       100        100       100       100       100       100
Rose Plaza, Elmwood Park, IL                 24,204       100        100       100       100       100       100
Salem Square, Countryside, IL               112,310        93         93        97       100       100       100
Schaumburg Plaza, Schaumburg, IL             61,485        90         93        93        93        93        93
Schaumburg Prom, Schaumburg, IL              91,831       100        100       100       100       100       100
Sears, Montgomery, IL                        34,300       100        100       100       100       100     95(a)
Sequoia Shopping Ctr, Milwaukee, WI          35,407        93         80        80        80        80        80
Shingle Creek, Brooklyn Center, MN           39,456        75         75        83        83        73        88
Shoppes of Mill Creek, Palos Park, IL       102,406        98         94        96        94        93        93
Shops at Coopers Grv, Ctry Club Hills, IL    72,518        23         23        20        20        20        18
Shorecrest Plaza, Racine, WI                 91,244        89         87        87        95        95        95

                                             Gross
                                           Leasable
                                             Area    03/31/00   06/30/00  09/30/00  12/31/00  03/31/01  06/30/01  09/30/01  12/31/01
Properties                                 (Sq Ft)     (%)        (%)        (%)       (%)       (%)       (%)       (%)       (%)
------------------------------------------------------------------------------------------------------------------------------------
Six Corners, Chicago, IL                     80,650        89         89        86        86        86     89(a)
Spring Hill Fashion Ctr, W. Dundee, IL      125,198        97         97        97        96        96        98
Springboro Plaza, Springboro, OH            154,034       100        100       100       100       100       100
St. James Crossing, Westmont, IL             49,994        90         94        94        94        91        93
Staples, Freeport, IL                        24,049       100        100       100       100       100       100
Stuart's Crossing, St. Charles, IL           85,633        93         90        90        86        86        88
Summit of Park Ridge, Park Ridge, IL         33,252        88         98        98        94        86        98
Terramere Plaza, Arlington Heights, IL       40,965        79         79        89        87        85     80(a)
Two Rivers Plaza, Bolingbrook, IL            57,900       100        100       100       100       100       100
United Audio Center, Schaumburg, IL           9,988       100        100       100       100       100       100
Walgreens, Decatur, IL                       13,500       100        100       100       100       100       100
Walgreens, Woodstock, IL                     15,856       100        100       100       100       100       100
Wauconda Shopping Ctr, Wauconda, IL          31,357       100        100       100        92        77        77
West River Crossing, Joliet, IL              32,540        74         96        96        97        99        99
Western and Howard, Chicago, IL              12,784        38         38        38       100       100        78
Wilson Plaza, Batavia, IL                    11,160       100        100       100       100       100       100
Winnetka Commons, New Hope, MN               42,415       100        100       100        72        72     57(a)
Wisner/Milwaukee Plaza, Chicago, IL          14,677       100        100       100       100        90       100
Woodfield Comm E/W, Schaumburg, IL          207,583        95         95       100       100       100       100
Woodfield Plaza, Schaumburg, IL             177,160        82         82        82       100        81     81(b)
Woodland Commons, Buffalo Grove, IL         170,070        98         99        99        97        95     94(a)
Woodland Heights, Streamwood, IL            120,436        82         82        82        89        89        89
Zany Brainy, Wheaton, IL                     12,499       100        100       100       100       100       100
                                        -----------
                                          9,392,472
                                        ===========

a) The Company received rent from tenants who have vacated but are still obligated under their lease terms which results in economic occupancy ranging from 78% to 100% at June 30, 2001 for each of these centers.

b) As part of the purchase of these investment properties, the Company receives payments under master lease agreements covering spaces vacant at the time of acquisition of these investment properties, which results in economic occupancy for these centers ranging from 96% to 100% at June 30, 2001. The master lease agreements are typically for periods ranging from one to two years from the purchase date or until the spaces are leased. GAAP requires that the Company treat these payments as a reduction to the purchase price of the properties upon receipt, rather than as rental income. The Company can re-lease the spaces that are subject to master lease agreements.

SUBSEQUENT EVENTS

On July 17, 2001, the Company paid a distribution of $4,818,413 to Stockholders of record as of June 1, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes primarily as a result of the fact that some of the Company's long-term debt consists of variable interest rate loans. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs by closely monitoring its variable rate debt and converting such debt to fixed rates when it deems such conversion advantageous.

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

                           2001              2002          2003           2004            2005        Thereafter
                       ------------      -----------   ------------   -------------   ------------   ------------
Fixed rate debt        $ 19,667,066        233,000      31,550,014     148,043,553     126,581,749    133,984,408
Weighted average
  interest rate               7.08%          7.06%           7.06%           7.04%           6.93%          5.02%

Variable rate debt                -              -               -      13,912,700      14,116,700              -
Weighted average
  interest rate               5.40%          5.40%           5.40%           5.40%           5.43%            N/A

The table above reflects indebtedness outstanding as of June 30, 2001, and does not reflect indebtedness incurred after that date. The Company's ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, the Company's ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's mortgages is estimated to be $26,263,000 of variable rate debt and $447,660,000 of fixed rate debt. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

Approximately $28,029,000, or 6% of the Company's mortgages payable at June 30, 2001, have variable interest rates averaging 5.4%. An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.

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

       3.2A     Amended and Restated Bylaws of the Registrant (10)

       3.2B Amendment No. 1 to Amended and Restated Bylaws dated April 30, 2001 (1)

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

       10.3     Amended and Restated Independent Director Stock Option Plan (3)

       10.4 Consulting Agreement between the Registrant and Robert D. Parks dated July 1, 2000 (8)

       10.5 Employment Agreement between the Registrant and Norbert J. Treonis dated December 14, 2000 (9)

       10.6 Separation Agreement between the Registrant and Norbert J. Treonis dated March 9, 2001 (9)

       10.7 Employment Agreement between the Registrant and Mark E. Zalatoris dated December 14, 2000 (9)

       10.8 Employment Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (11)

       10.9 Supplemental Agreement between the Registrant and Mark E. Zalatoris effective June 15, 2001 (11)

       10.10 Sublease between the Registrant and Inland Real Estate Investment Corporation dated July 1, 2000 (8)

       10.11 First Amendment to Sublease between the Registrant and Inland Real Estate Investment Corporation dated February 27, 2001 (10)

       10.12 Services Agreement between the Registrant and Inland Real Estate Investment Corporation, Inland Payroll Services, Inc., Inland Computer Services, Inc., Inland Risk and Insurance Management Services, Inc., Inland Communications, Inc., Investors Property Tax Services, Inc. and Inland Office Management, Inc. dated July 1, 2000 (10)

       10.13 Software License Agreement between the Registrant and Inland Computer Services, Inc. dated July 1, 2000 (10)

       10.14 Service Mark and Tradename License Agreement between the Registrant and The Inland Group, Inc. dated July 1, 2000 (10)

                (1)  Filed as part of this document.

                (2) Included in the Registrant's Registration Statement on Form S-11 as filed by the Registrant on January 30, 1998.

                (3) Included in the Registrant's Registration Statement on Form S-11 (file number (333-6459) as filed by the Registrant on June 20, 1996.

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

                (7) Included in the Registrant's Current Report on Form 8-K (file number 000-28382) as filed by the Registrant on March 21, 2000.

                (8) Included in the Registrant's Current Report on Form 8-K (file number 000-28382) as filed by the Registrant on July 14, 2000.

                (9) Included in the Registrant's Current Report on Form 8-K (file number 000-28382) as filed by the Registrant on March 16, 2001.

                (10) Included in the Registrant's Annual Report on Form 10-K
                     (file number 000-28382) as filed by the Registrant on March 30, 2001.

                (11) Included in the Registrant's Current Report on Form 8-K
                     (file number 000-28382) as filed by the Registrant on June 25, 2001.

(b)    Reports on Form 8-K:

       (1)      Report on Form 8-K dated April 4, 2001 and filed April 27, 2001

       (2)      Report on Form 8-K dated May 1, 2001 and filed May 23, 2001

       (3)      Report on Form 8-K dated June 7, 2001 and filed June 25, 2001

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

         Date:       August 13, 2001


                     /s/ MARK E. ZALATORIS

         By:         Mark E. Zalatoris
                     Senior Vice President, Chief Financial
                     Officer and Treasurer

         Date:       August 13, 2001