Form 10-Q
period 2001-09-30
INLAND REAL ESTATE CORP
filed 2001-11-13
CIK 923284

3: UNITED STATES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  No

As of November 12, 2001, there were 63,239,344 Shares of Common Stock outstanding.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

TABLE OF CONTENTS

Part I

Part I - Financial Statements

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Balance Sheets

September 30, 2001 and December 31, 2000

(unaudited)

Assets

	September 30, 2001	December 31, 2000
Investment properties (Notes 2 and 4):
Land	$ 283,276,224	283,182,798
Construction in progress	-	1,300,592
Building and improvements	716,932,012	709,203,272

	1,000,208,236	993,686,662
Less accumulated depreciation	83,214,997	63,414,018

Net investment properties	916,993,239	930,272,644

Cash and cash equivalents	44,008,863	8,397,732
Investment in securities (net of an unrealized gain of $754,405 and an unrealized loss of $646,568 at September 30, 2001 and December 31, 2000, respectively) (Note 1)	13,214,966	9,484,741
Investment in LLC (Note 1)	358,093	-
Investment in marketable securities	-	260,000
Restricted cash	5,946,507	7,685,266
Accounts and rents receivable (net of provision for doubtful accounts of $2,667,256 and $1,654,115 at September 30, 2001and December 31, 2000, respectively) (Note 5)	32,245,407	28,183,934
Mortgages receivable (Notes 1 and 6)	19,938,325	13,313,976
Deposits and other assets	122,056	736,271
Leasing fees (net of accumulated amortization of $345,576 and $175,313 at September 30, 2001 and December 31, 2000, respectively)	941,867	649,548
Loan fees (net of accumulated amortization of $2,414,482 and $1,785,902 at September 30, 2001 and December 31, 2000, respectively)	3,642,266	3,909,870

Total assets	$ 1,037,411,589	1,002,893,982
	==========	==========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

September 30, 2001 and December 31, 2000
(unaudited)

Liabilities and Stockholders' Equity
	September 30, 2001	December 31, 2000
Liabilities:
Accounts payable and accrued expenses	$ 1,712,927	3,015,787
Accrued interest	2,169,202	2,177,703
Accrued real estate taxes	24,237,773	19,951,154
Distributions payable (Note 11)	5,288,064	5,063,089
Security and other deposits	4,734,275	2,613,994
Mortgages payable (Note 7)	501,505,139	467,766,173
Prepaid rents and unearned income	976,519	418,770
Other liabilities	719,974	2,174,279

Total liabilities	541,343,873	503,180,949

Minority interest (Note 1)	25,266,481	27,265,989

Stockholders' Equity (Notes 1 and 2):
Preferred stock, $.01 par value, 6,000,000 Shares authorized; none issued and outstanding at September 30, 2001 and December 31, 2000	-	-
Common stock, $.01 par value, 100,000,000 Shares authorized; 63,255,727 and 62,635,344 Shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	632,557	626,353
Additional paid-in capital (net of offering costs of $58,816,092, of which $52,218,524 was paid to Affiliates)	600,547,044	592,973,349
Accumulated distributions in excess of net income	(131,132,771)	(120,506,090)
Accumulated other comprehensive income (loss)	754,405	(646,568)

Total stockholders' equity	470,801,235	472,447,044

Commitments and contingencies (Notes 5, 7 and 10)

Total liabilities and stockholders' equity	$ 1,037,411,589	1,002,893,982
	===========	===========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Operations

For the three and nine months ended September 30, 2001 and 2000
(unaudited)
	Three months ended Sept 30, 2001	Three months ended Sept 30, 2000	Nine months ended Sept 30, 2001	Nine months ended Sept 30, 2000
Income:
Rental income (Notes 1 and 5)	$ 26,527,821	26,259,403	80,719,993	78,460,587
Additional rental income	10,307,722	9,582,262	31,777,670	29,868,453
Lease termination income (Note 4)	333,500	-	2,481,404	500,000
Interest income	770,102	523,526	2,310,955	1,720,195
Other income	506,326	324,957	1,374,064	1,090,753

	38,445,471	36,690,148	118,664,086	111,639,988
Expenses:
Professional services to Affiliates	-	32,862	-	130,974
Professional services to non-affiliates	69,244	55,713	468,041	277,842
General and administrative to Affiliates	-	10,602	-	230,894
General and administrative expenses to non- affiliates	911,674	955,405	2,891,561	1,394,521
Bad debt expense	288,874	75,867	1,616,867	1,412,736
Advisor asset management fee	-	-	-	2,413,500
Property operating expenses to Affiliates	-	-	-	3,044,834
Property operating expenses to non-affiliates	10,929,955	9,902,742	33,881,669	31,057,767
Mortgage interest to Affiliates	-	-	-	26,642
Mortgage interest to non-affiliates	8,890,158	8,525,222	26,296,182	25,014,314
Depreciation	6,686,653	6,403,000	19,962,424	19,468,159
Amortization	117,876	71,372	272,045	158,620
Acquisition cost expenses to Affiliates	-	55,926	-	137,729
Acquisition cost expenses to non-affiliates	6,256	12,083	43,731	(8,821)
Merger consideration costs	-	68,057,088	-	68,775,449

	27,900,690	94,157,882	85,432,520	153,535,160
Income (loss) before other items	10,544,781	(57,467,734)	33,231,566	(41,895,172)
Minority interest	(98,920)	(149,668)	(559,330)	(155,051)
Loss from operations of unconsolidated ventures (Note 4)	(95,370)	-	(141,907)

Income (loss) before extraordinary items	10,350,491	(57,617,402)	32,997,666	(42,050,223)
Extraordinary loss on early extinguishment of debt (Notes 4 and 7)	-	-	(49,823)	-

Net income (loss)	$ 10,350,491	(57,617,402)	32,947,843	(42,050,223)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Operations

For the three and nine months ended September 30, 2001 and 2000
(unaudited)
	Three months ended Sept 30, 2001	Three months ended Sept 30, 2000	Nine months ended Sept 30, 2001	Nine months ended Sept 30, 2000

Net income (loss)	$ 10,350,491	(57,617,402)	32,947,843	(42,050,223)
Other comprehensive income:
Unrealized holding income (loss) on investment securities	(715,636)	610,112	1,400,973	1,754,067

Comprehensive income (loss)	$ 9,634,855	(57,007,290)	34,348,816	(40,296,156)
	========	=========	========	=========

Net income (loss) per common share, basic and diluted (Note 8)	$ .16	(.93)	.52	(.72)
	========	=========	========	=========

Weighted average common stock shares outstanding	63,172,951	62,280,418	63,037,736	58,006,977
	========	=========	=========	=========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

September 30, 2001
(unaudited)
	Common Stock	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total

Balance January 1, 2001	$ 626,353	592,973,349	(120,506,090)	(646,568)	472,447,044

Net income	-	-	32,947,843	-	32,947,843

Other comprehensive income	-	-	-	1,400,973	1,400,973

Distributions declared ($.69 for the nine months ended September 30, 2001 per weighted average common stock shares outstanding)	-	-	(43,574,524)	-	(43,574,524)

Proceeds from DRP	15,739	16,431,631	-	-	16,447,370

Treasury stock	(9,535)	(8,857,936)	-	-	(8,867,471)

Balance September 30, 2001	$ 632,557	600,547,044	(131,132,771)	754,405	470,801,235
	========	==========	===========	===========	==========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2001 and 2000

(unaudited)
	Nine months ended Sept 30, 2001	Nine months ended Sept 30, 2000
Cash flows from operating activities:
Net income (loss)	$ 32,947,843	(42,050,223)
Adjustments to reconcile net income to net cash provided by operating activities:
Merger consideration costs	-	67,999,998
Depreciation	19,962,424	19,468,159
Amortization	272,045	158,620
Gain on sale of investment property	(467,337)	-
Minority interest	559,330	155,051
Loss from operations of unconsolidated ventures	141,907	-
Extraordinary loss on early extinguishment of debt	49,823	-
Rental income under master lease agreements	265,727	1,096,145
Straight line rental income	(1,795,155)	(2,776,676)
Provision for doubtful accounts	1,013,141	1,975,028
Interest on unamortized loan fees	557,480	513,788
Donation of land	2,575	-
Changes in assets and liabilities:
Accounts and rents receivable	(3,279,459)	(5,529,441)
Other assets	583,491	262,126
Investment in marketable securities	260,000	-
Accounts payable and accrued expenses	(1,302,860)	606,859
Accrued interest payable	(8,501)	235,584
Accrued real estate taxes	4,286,619	(1,729,066)
Security and other deposits	2,120,281	(396,801)
Other liabilities	(3,781)	3,466
Due to Affiliates	-	(1,517,775)
Prepaid rents and unearned income	557,749	79,575

Net cash provided by operating activities	56,723,342	38,554,417

Cash flows from investing activities:
Restricted cash	1,738,759	7,753,917
Escrows held for others	(1,450,524)	(6,160,345)
Purchase of investment securities	(2,604,252)	(699,968)
Sale of investment securities	275,000	1,227,948
Additions to investment properties	(5,770,379)	(4,528,248)
Purchase of investment properties	(3,303,657)	(27,102,676)
Proceeds from sale of investment property	2,364,378	-
Investment in LLC	(500,000)	-
Mortgages receivable	(6,624,349)	(6,410,310)
Construction in progress	1,300,592	1,093,328
Leasing fees	(471,760)	(359,541)

Net cash used in investing activities	$ (15,046,192)	(35,185,895)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Cash Flows

(continued)

For the nine months ended September 30, 2001 and 2000

(unaudited)

	Nine months ended Sept 30, 2001	Nine months ended Sept 30, 2000
Cash flows from financing activities:
Proceeds from the DRP	$ 16,447,370	16,636,051
Repurchases of shares	(8,867,471)	(7,388,946)
Loan proceeds	35,130,000	20,204,320
Loan fees	(360,975)	(251,916)
Distributions paid	(46,983,305)	(39,880,903)
Payoff of debt	(1,050,000)	(4,196,898)
Prepayment penalty on payoff of debt	(40,604)	-
Principal payments of debt	(341,034)	(354,593)

Net cash used in financing activities	(6,066,019)	(15,232,885)

Net increase (decrease) in cash and cash equivalents	35,611,131	(11,864,363)

Cash and cash equivalents at beginning of period	8,397,732	19,424,343

Cash and cash equivalents at end of period	$ 44,008,863	7,559,980
	=============	=============

Supplemental schedule of noncash investing and financing activities:

Distributions payable	$ 5,288,064	4,737,200
	=============	=============
Cash paid for interest	$ 25,747,203	24,291,584
	=============	=============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2001
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

On October 14, 1994, the Company commenced a total of four public offerings of common stock, on a best efforts basis at prices ranging from $10 to $11 per share, in which a total of 51,642,397 shares were sold. In addition, as of September 30, 2001, the Company has issued 8,063,167 shares through the Company's Distribution Reinvestment Program ("DRP") at prices ranging from $9.05 to $10.45 per share and has repurchased a total of 2,632,205 shares through the Company's Share Repurchase Program at prices ranging from $9.05 to $9.50 per share for an aggregate cost of $24,062,128. As a result, total net offering proceeds were $659,995,693 as of September 30, 2001.

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

On October 10, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value less selling costs, whether reported on continuing operations or in discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The company will adopt SFAS 144 on January 1, 2002. The adoption will not have any material affect on the Company.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2001
(unaudited)

Certain reclassifications were made to the 2000 financial statements to conform to the 2001 presentation.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at September 30, 2001 consists of preferred and common stock investments in various real estate investment trusts and are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when received and is included in other income in the accompanying consolidated financial statements. Sale of investment securities available-for-sale during the nine months ended September 30, 2001 resulted in a gain on sale of $51,122, which is included in other income.

The accompanying consolidated financial statements include the accounts of the Company, Inland Joliet Commons, LLC, Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (collectively the "LLCs"). Due to the Company's ability as managing member to directly control the LLCs, they are consolidated for financial reporting purposes. The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements. The accompanying consolidated financial statements also include the accounts of the Company's wholly owned subsidiaries.

On February 1, 2001, the Company entered into an LLC agreement with Tri-Land Properties, Inc., an unaffiliated third party, for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property has two anchor tenants, including a 148,420 square foot Montgomery Wards store, which is closed but still paying rent, at the north end of the property and a 139,451 square foot Burlington Coat Factory store on the south. In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property. The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of 104,700 square feet of new open-air retail space between the existing anchors. The future use of the Montgomery Wards space has not been determined. A wholly-owned subsidiary of the Company is a 50% venture partner with a wholly-owned subsidiary of Tri-Land Properties, Inc. in an LLC that was formed to acquire and redevelop the property. Each partner's initial equity contribution was $500,000. As of September 30, 2001, the Company's investment, net of losses of $141,907, is $358,093. In addition, the Company has committed to lend the LLC up to an additional $17,800,000 to fund the initial acquisition and subsequent redevelopment. The loan terms include a 9% initial note rate paid monthly on average outstanding balances and a term of five years. As of September 30, 2001, the principal balance of this mortgage receivable is $5,517,992.

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

September 30, 2001
(unaudited)

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

(3) Transactions with Affiliates

On June 27, 2000, the stockholders of the Company voted to approve an agreement and plan of merger among the Company, Inland Real Estate Advisory Services, Inc. (the former Advisor) and Inland Commercial Property Management, Inc. (the former Manager), the respective parent entities of the former Advisor and Manager and two wholly-owned subsidiaries of the Company. The Advisor and the Manager were indirect subsidiaries of The Inland Group, Inc., the largest stockholder of the Company. Pursuant to this agreement, the Company issued an aggregate of 6,181,818 shares of common stock in exchange for 100% of the outstanding shares of the Advisor and the Manager. These entities became wholly-owned subsidiaries and, as a result, the Company became a self-administered entity effective July 1, 2000. For purposes of the Merger, the shares issued for the Advisor and the Manager were valued at approximately $68,000,000.

Prior to the Merger, Inland Real Estate Advisory Services, Inc. provided administration and advisory services pursuant to the terms of an advisory agreement, while Inland Commercial Property Management, Inc. provided property management services. The Company paid the Advisor, on a quarterly basis, an annual "Asset Management Fee" in amounts not to exceed one percent (1%) of its "Average Invested Assets." For the nine months ended September 30, 2000, the Company paid Asset Management Fees of $2,413,500, or one half of one percent (0.5%) of its "Average Invested Assets." Similarly, prior to the Merger, the Manager was entitled to receive fees for management and leasing services not to exceed 4.5% of gross income on the properties managed. For the nine months ended September 30, 2000, the Company paid property management fees of $3,044,834. As of July 1, 2000, the Advisor and the Manager became subsidiaries of the Company and, accordingly, no Asset Management Fees or Property Management Fees were due or reflected to these entities in the accompanying consolidated financial statements for the three and nine months ended September 30, 2001.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2001
(unaudited)

During the three and nine months ended September 30, 2001, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations and mail processing from affiliates of The Inland Group, Inc. These services were purchased from these entities based on an hourly cost assigned to each employee of the affiliate providing the services. The hourly rate is based on the employee's salary, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses. Computer services were purchased at a contract rate of $30.00 per hour. For the three and nine months ended September 30, 2000, the Company paid $10,602 and $230,894 for these services, respectively. The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the three and nine months ended September 30, 2001, these expenses are included in general and administrative expenses to non-affiliates. During the three and nine months ended September 30, 2001, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc. The fees for these services, previously based on costs incurred by The Inland Real Estate Group, Inc., are currently purchased at $190.00 per hour. For the nine months ended September 30, 2001, the Company paid approximately $124,000 for these legal services. The Company leases its corporate office space from an affiliate of The Inland Group, Inc. Payments under this lease for the nine months ended September 30, 2001 were $98,370.

An affiliate of The Inland Group, Inc. holds a mortgage on the Walgreens property, owned by the Company, located in Decatur, Illinois. As of September 30, 2001, the remaining balance of the mortgage is $673,037. The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004. For the nine months ended September 30, 2001, the Company paid principal and interest payments totaling $51,199 on this mortgage.

In January 2001, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of approximately $21,600,000. In connection with obtaining this financing, which is secured by certain investment properties, the Company paid a commission for mortgage brokerage services to Cohen Financial in an amount equal to $108,000 (equivalent to one-half of one percent of the principal amount of the indebtedness). In August 2001, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of approximately $13,530,000. In connection with obtaining this financing, which is secured by Randall Square, located in Geneva, Illinois, the Company paid a commission for mortgage brokerage services to Cohen Financial in an amount equal to $67,650 (equivalent to one-half of one percent of the principal amount of the indebtedness). The Company anticipates utilizing the services of Cohen Financial in future financing activities. In each case, the Company anticipates paying Cohen Financial a brokerage fee equal to one-half of one percent. Joel D. Simmons, one of the Company's independent directors, is a limited partner of Cohen Financial.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2000
(unaudited)

(4) Investment Properties

In connection with the purchase of several investment properties, the Company will receive payments under master lease agreements covering spaces vacant at the time of acquisition of these investment properties. The payments have and will continue to be made to the Company for periods ranging from one to two years from the date of acquisition of the property or until the spaces are leased and tenants begin paying rent. GAAP requires that the Company treat these payments as a reduction to the purchase price of the investment properties upon receipt, rather than as rental income. The cumulative amount of such payments was $6,793,270 and $6,527,531 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively (Note 5).

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

Results of operations for Lincoln Park Place for the period ended April 17, 2001 and for the nine months ended September 30, 2000 are as follows:

	April 17, 2001	September 30, 2000

Total income	$ 86,101	226,068
Total expenses	22,183	104,306
Net income from operations	$ 63,918	121,762
	=====	======

On April 27, 2001, the Company purchased a property from an unaffiliated third party for approximately $3,303,000 using cash and cash equivalents. The property is located in Gurnee, Illinois and contains approximately 25,692 square feet of space currently leased by Petsmart, Inc.

During May 2001, the Company was notified that Cub Foods, Inc., a tenant at six of the Company's investment properties, would be closing three of these stores. As of September 30, 2001, the stores located at Maple Park Place in Bolingbrook, Illinois, Buffalo Grove, Illinois and Indianapolis, Indiana had closed. Leases at the three closing stores are guaranteed by SuperValue, Inc. which will continue to make monthly rental payments. Management of the Company does not expect this to have a material effect on the Company's results of operations or financial condition.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2001
(unaudited)

(5) Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $1,795,155 and $2,776,676 for the nine months ended September 30, 2001 and 2000, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $10,751,029 and $8,955,874 in related accounts and rents receivable as of September 30, 2001 and December 31, 2000, respectively. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

(6) Mortgage Receivable

On May 28, 1999, the Company loaned an unaffiliated third party $15,500,000 secured by a property commonly known as "Thatcher Woods Shopping Center" in River Grove, Illinois. The loan matures on June 30, 2002 (extended from June 29, 2001 at the Company's option) and requires the borrower to make monthly interest-only payments on amounts outstanding at a rate of 9% per annum. The Company, at its option, may elect to purchase this property, upon completion of construction, subject to certain fair-value-based criteria stated in the contract. As of September 30, 2001, the principal balance of this mortgage receivable is $14,420,333.

On February 1, 2001, the Company entered into an LLC agreement with Tri-Land Properties, Inc. and has committed to lend the LLC up to an additional $17,800,000 to fund the initial acquisition and subsequent redevelopment at a rate of 9% per annum with interest paid monthly. (Note 1) The loan matures in five years. As of September 30, 2001, the principal balance of this mortgage receivable is $5,517,992.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2001
(unaudited)

(7) Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at September 30, 2001 and December 31, 2000:

	Interest Rate at Sept 30, 2001	Maturity Date	Current Monthly Payment	Balance at September 30, 2001	Balance at December 31, 2000
Inland Mortgage Serv. Corp. (a)	7.65%	05/2004	$ 5,689	$ 673,037	685,204
LaSalle Bank N.A.	7.85%	10/2003	57,197	8,865,000	8,865,000
LaSalle Bank N.A. (h),(o)	5.18%	09/2003	20,430	3,955,000	3,955,000
LaSalle Bank N.A.	7.59%	01/2004	80,163	12,850,000	12,850,000
LaSalle Bank N.A.	7.80%	02/2004	82,317	12,840,000	12,840,000
John Hancock (a) (b)	9.00%	12/2001	85,423	8,594,377	8,776,181
LaSalle Bank N.A.	7.65%	06/2004	64,240	10,216,880	10,216,880
LaSalle Bank N.A.(l)	7.49%	06/2004	53,814	8,741,500	9,791,500
LaSalle Bank N.A.	7.23%	01/2005	27,798	4,677,795	4,677,795
Allstate	7.21%	12/2004	38,453	6,400,000	6,400,000
LaSalle Bank N.A.(c)	2.83%	12/2014	20,050	6,200,000	6,200,000
LaSalle Bank N.A.	7.28%	03/2005	24,233	4,050,000	4,050,000
LaSalle Bank N.A. (h),(n)	5.18%	04/2003	6,607	1,150,000	1,150,000
LaSalle Bank N.A.	7.00%	04/2005	102,972	17,897,500	17,897,500
Allstate	7.00%	02/2005	31,946	5,476,500	5,476,500
Allstate	7.00%	01/2005	23,917	4,100,000	4,100,000
Allstate	7.15%	01/2005	18,173	3,050,000	3,050,000
Allstate	7.10%	03/2003	17,620	2,978,000	2,978,000
Allstate	6.65%	05/2005	53,200	9,600,000	9,600,000
Allstate (d)	9.25%	12/2009	30,125	3,908,082	3,908,082
Allstate	6.82%	08/2005	60,243	10,600,000	10,600,000
LaSalle Bank N.A.	6.50%	12/2005	72,123	13,500,000	13,500,000
Allstate	6.66%	10/2003	17,483	3,150,000	3,150,000
Allstate	7.00%	12/2003	65,333	11,200,000	11,200,000
Berkshire Mortgage (a)	7.79%	10/2007	105,719	14,212,733	14,318,117
Woodmen of the World	6.75%	06/2008	26,015	4,625,000	4,625,000
Lehman secured financing (e)	6.36%	10/2008	299,025	54,600,000	54,600,000
Column secured financing (f)	7.00%	11/2008	145,833	25,000,000	25,000,000
Principal Life Ins. (m)	6.24%	11/2001	55,820	10,734,710	10,734,710
Bear, Stearns secured financing (g)	6.86%	06/2004	328,662	57,450,000	57,450,000
LaSalle Bank N.A.	5.36%	10/2004	(h)	13,912,700	13,912,700
LaSalle Bank N.A.	7.26%	10/2004	56,389	9,450,000	9,450,000
LaSalle Bank N.A. (i)	7.25%	10/2004	63,488	10,654,300	10,654,300
Allstate (k)	7.40%	09/2005	220,687	35,787,000	35,787,000
Midland Loan Serv. (a)	7.86%	01/2008	37,649	5,027,705	5,069,384
LaSalle Bank N.A. (i)	7.26%	12/2004	53,167	8,910,000	8,910,000
LaSalle Bank N.A. (i)	7.36%	12/2004	58,376	9,650,000	9,650,000

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2001
(unaudited)
	Interest Rate at Sept 30, 2001	Maturity Date	Current Monthly Payment	Balance at September 30, 2001	Balance at December 31, 2000
LaSalle Bank N.A.(i)	7.26%	01/2005	$ 58,106	$ 9,737,620	9,737,620
LaSalle Bank N.A.	5.46%	03/2005	(h)	2,400,000	2,400,000
LaSalle Bank N.A.	5.46%	04/2005	(h)	2,467,700	2,467,700
LaSalle Bank N.A.	5.46%	06/2005	(h)	5,599,000	5,599,000
LaSalle Bank N.A.	5.36%	11/2005	(h)	3,650,000	3,650,000
LaSalle Bank N.A. (i)	6.81%	12/2005	43,843	7,833,000	7,833,000
Allstate (j)	7.38%	02/2006	132,750	21,600,000	-
Bear, Stearns secured financing (p)	6.50%	09/2006	93,533	13,530,000	-

Mortgages Payable				$ 501,505,139	467,766,173
				=========	=========

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

  As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 issued by the Village of Skokie, Illinois. The interest rate floats and is reset weekly by a re-marketing agent. The rate at September 30, 2001 is 2.83%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding. In addition, there is a .125% re-marketing fee paid annually and a trustee fee of $250 paid quarterly.

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

  The Company paid $165,826 of loan fees and $38,425 of other costs associated with this financing to Allstate. Of the loan fees paid, $108,000 was paid to Cohen Financial, of which Joel D. Simmons, as independent director of the Company, is a limited partner.

  INLAND REAL ESTATE CORPORATION
  (a Maryland corporation)

  Notes to Consolidated Financial Statements
  (continued)

  September 30, 2001
  (unaudited)

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

  On September 5, 2001, the Company negotiated with the borrower for a sixty-day extension on this loan which is secured by Woodland Commons located in Buffalo Grove, Illinois. This loan, with an original maturity date of September 22, 2001, will now mature on November 22, 2001. The interest rate will remain at 6.24% during this extension.

  On April 1, 2001, the interest rate on this loan, previously 6.99%, was scheduled to adjust to a floating rate of interest based on prime. The Company negotiated with the borrower to change the calculation of interest to be based on LIBOR. As of September 30, 2001, the interest rate on this loan is 5.18%.

  On September 1, 2001, the interest rate on these loans, previously 7.85%, was scheduled to adjust to a floating rate of interest based on prime. The Company negotiated with the borrower to change the calculation of interest to be based on LIBOR. As of September 30, 2001, the interest rate on this loan is 5.18%.

  The Company paid $132,673 of loan fees and $18,750 of other costs associated with this financing to Bear, Stearns. Of the loan fees paid, $67,650 was paid to Cohen Financial, of which Joel D. Simmons, as independent director of the Company, is a limited partner.

(8) Earnings per Share

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the Company. As of September 30, 2001, options to purchase 23,500 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding.

As of September 30, 2001, warrants to purchase 1,156,520 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the warrants exercise price was greater than prices for our common shares published by various "secondary market" sources.

The weighted average number of common shares outstanding was 63,037,736 and 58,006,977 for the nine months ended September 30, 2001 and 2000, respectively.

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

September 30, 2001
(unaudited)

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

Property net operating income, net investment properties and total assets are summarized in the following table as of September 30, 2001 and 2000, and for the nine-month periods then ended, along with a reconciliation to income (loss) before other items:
	2001	2000

Total rental and additional rental income	$ 112,497,663	108,329,040
Total property operating expenses	(33,881,669)	(34,102,601)

Property net operating income	78,615,994	74,226,439

Other income:
Lease termination income	2,481,404	500,000
Interest income	2,310,955	1,720,195
Other income	1,374,064	1,090,753

Other expenses:
Professional services	(468,041)	(408,816)
General and administrative	(2,891,561)	(1,625,415)
Bad debt expense	(1,616,867)	(1,412,736)
Advisor asset management fee	-	(2,413,500)
Mortgage interest	(26,296,182)	(25,040,956)
Depreciation and amortization	(20,234,469)	(19,626,779)
Acquisition cost expenses	(43,731)	(128,908)
Merger consideration costs	-	(68,775,449)

Income (loss) before other items	$ 33,231,566	(41,895,172)

Net investment properties	$ 916,993,239	917,354,721
	==========	=========

Total assets	$ 1,037,411,589	986,281,393
	==========	=========

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2001
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

In connection with a tax increment-financing district for three of the Company's properties, the Company is contingently liable for any shortfalls in the Tax Increment as defined. At September 30, 2001, the Company does not believe any shortfall under the Tax Increment will be due.

(11) Subsequent Events

On October 17, 2001, the Company paid a distribution of $4,835,168 to Stockholders of record as of September 1, 2001.

On October 1, 2001, the interest rate on five of the Company's mortgages payable aggregating $8,865,000, previously 7.85%, was scheduled to adjust to a floating rate of interest based on prime. The Company negotiated with the borrower to change the calculation of interest to be based on LIBOR. As of October 1, 2001, the interest rate on these loans was 4.2%.

On November 6, 2001, the Company refinanced the loan secured by Woodland Commons, located in Buffalo Grove, Illinois. The original loan had a principal balance of $10,734,710 and an interest rate of 6.24%. The new loan has a principal balance of $11,000,000, an interest rate of 5.96% and a maturity date of November 6, 2008. In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Cohen Financial in an amount equal to $55,000 (equivalent to one-half of one percent of the principal amount of the indebtedness). Joel D. Simmons, one of the Company's independent directors, is a limited partner of Cohen Financial.

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

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and short-term investments. Cash and cash equivalents at September 30, 2001 and December 31, 2000 were $44,008,863 and $8,397,732, respectively. The increase in total cash and cash equivalents from December 31, 2000 to September 30, 2001 results from receiving approximately $56,700,000 from operations, while using approximately $15,000,000 in investing activities and $6,100,000 in financing activities. This increase resulted primarily from loan proceeds received on four previously unencumbered properties and additional proceeds from the sale of shares through the Company's Distribution Reinvestment Program ("DRP"). Partially offsetting the increase in cash and cash equivalents was the use of cash resources to purchase an additional investment property, upgrades to current investment properties, the payment of distributions, the repurchase of shares through the "Share Repurchase Program," the purchase of investment securities and an increase in mortgages receivable. The Company intends to use cash and cash equivalents to purchase additional investment properties, to pay distributions and for working capital requirements. The source of future cash for investing in properties will be primarily from financing secured by unencumbered investment properties and amounts raised through the Company's DRP.

As of September 30, 2001, the Company owned interests in 120 investment properties. One investment property was purchased during 2001, five were purchased in 2000 and 115 were purchased during 1999 and in prior years. During 2001, the Company sold one of its investment properties. Thus, period to period results are not entirely comparable. Of the 120 investment properties owned, 116 are currently encumbered. These investment properties are currently generating sufficient cash flow to cover operating expenses of the Company plus pay distributions equal to $.93 per share on an annual basis. Distributions declared for the nine months ended September 30, 2001 were $43,574,524, or $.69 per weighted average common share outstanding. A portion of these distributions represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year-end.

Cash Flows from Operating Activities

Net cash provided by operating activities increased from $38,554,417 for the nine months ended September 30, 2000 to $56,723,342 for the nine months ended September 30, 2001, due primarily to the exclusion this year of the merger consideration costs and related expenses incurred during the nine months ended September 30, 2000 as well as receiving a full nine months of income in the current year from properties purchased throughout the year 2000. The Company also received a bankruptcy court-approved settlement in February 2001 from Eagle Food Stores, Inc. in the amount of $4,120,000 for the Company's claims for damages as a result of two rejected leases by Eagle. Additionally, the increase is due to an increase in accrued real estate taxes and the Company receiving approximately $1,600,000 as the result of a claim for damages relating to certain of the Company's investment properties and is included in security and other deposits. This increase was partially offset by an increase in accounts and rents receivable and the adjustment for straight line rental income and a decrease in the provision for doubtful accounts, rental income under master lease agreements, accounts payable and due to Affiliates.

Cash Flows from Investing Activities

The Company used $15,046,192 in cash for investing activities for the nine months ended September 30, 2001 as compared to $35,185,895 for the nine months ended September 30, 2000. The primary reason for the decrease in cash used is due to a reduction in property acquisition activity. During the nine months ended September 30, 2000, the Company purchased four investment properties, as compared to one investment property purchased during the nine months ended September 30, 2001. As a result of reduced acquisition activity, the Company also experienced a reduction in the payments of funds from the escrows held for others account. On the other hand, the release of cash from restricted accounts produced less cash than the prior period. The Company also generated cash from the sale of an investment property. This increase in cash was partially offset by increases in additions to investment properties, purchase of investment in securities, mortgages receivable and the investment in LLC.

Cash Flows from Financing Activities

The Company used $6,066,019 in cash for financing activities for the nine months ended September 30, 2001, as compared to $15,232,885 for the nine months ended September 30, 2000. The primary reason for the decrease in cash used is an increase in loan proceeds received during the nine months ended September 30, 2001 of $35,130,000, as compared to $20,204,320 received during the nine months ended September 30, 2000. Additionally, the Company paid off less debt during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease in cash used was partially offset by an increase in distributions paid for the nine months September 30, 2001 of $46,983,304, as compared to $39,880,903 for the nine months ended September 30, 2000. This decrease was also due to a decrease in proceeds from the DRP, net of shares repurchased, of $7,579,899 for the nine months ended September 30, 2001, as compared to $9,247,105 for the nine months ended September 30, 2000.

Results of Operations

As a result of the Company's merger with third parties who previously provided advisory and property management services, the Company no longer pays Advisor Asset Management Fees or Property Management Fees, but instead has hired an internal staff to perform these tasks. As a result, the Company has incurred additional corporate expenses relating to such things as payroll, office rents and various other general and administrative expenses. Therefore, the financial results for the three and nine months ended September 30, 2000 are not comparable to the results for the three and nine months ended September 30, 2001.

Net income for the nine months ended September 30, 2001 was $32,947,843 as compared to a net loss of $42,050,223 for the nine months ended September 30, 2000. The net loss recorded for the nine months ended September 30, 2000 was primarily due to $68,775,449 of merger consideration costs which were a one-time expense for costs relating to the Merger. Net income per common share, basic and diluted, for the nine months ended September 30, 2001 was $.52 as compared to a net loss per common share of ($.72) for the nine months ended September 30, 2000 (based on weighted average common stock shares outstanding 63,037,736 and 58,006,977, respectively). The increase in net income and net income per common share reflect the Company's growth in its investment property portfolio and increased net operating income from its "same store" investment properties. Net income per common share was also positively affected by the Company's common share repurchase activity during the period. On a "same store" basis, (comparing the results of operations of the investment properties owned during the nine months ended September 30, 2001, with the results of the same investment properties during the nine months ended September 30, 2000), net operating income increased by approximately $3,000,000 with total revenues increasing by approximately $1,500,000 and total property operating expenses decreasing by approximately $1,500,000. The increase in net operating income was primarily due to the Company no longer reflecting Property Management Fees as of July 1, 2000 and was partially offset by an increase in vacancy losses.

At September 30, 2001, the Company owned 25 single-user retail properties, 76 Neighborhood Retail Centers and 19 Community Centers. The Company's property operations account for almost all of the net operating income earned by the Company. In order to evaluate the Company's overall portfolio, management analyzes the operating performance of properties that have been owned and operated by the Company for comparable periods. A total of 114 investment properties owned by the Company, or "same store" properties, comprising of approximately 9.04 million square feet satisfied this criterion during the periods presented below. This analysis does not include properties that have been acquired or sold during 2000 and 2001. The "same store" investment properties represent approximately 96% of the square footage of the Company's portfolio at September 30, 2001. The following table presents the pre-depreciation operating results of the investment properties for the nine months ended September 30, 2001 and 2000:
	Nine months ended Sept 30, 2001	Nine months ended Sept 30, 2000
Rental and additional rental income:
"Same store" investment properties (114 properties, approximately 9.04 million square feet)	$ 106,441,121	104,934,713
Other investment properties	6,056,541	3,394,327

Total rental and additional rental income	$ 112,497,662	108,329,040
	=========	=========
Property operating expenses:
"Same store" investment properties (excluding interest, depreciation and amortization)	31,689,024	33,128,912
Other investment properties	2,192,645	973,689

Total property operating expenses	$ 33,881,669	34,102,601
	=========	=========
Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	74,752,097	71,805,801
Other investment properties	3,863,896	2,420,638

Total net operating income	$ 78,615,993	74,226,439
	=========	========

During May 2001, the Company was notified that Cub Foods, Inc., a tenant at six of the Company's investment properties, would be closing three of these stores. As of September 30, 2001, the stores located at Maple Park Place in Bolingbrook, Illinois, Buffalo Grove, Illinois and Indianapolis, Indiana had closed. Leases at the three closing stores are guaranteed by SuperValue, Inc. which will continue to make monthly rental payments. Management of the Company does not expect this to have a material effect on the Company's results of operations or financial condition.

Zany Brainy, Inc., a tenant at four of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy law in May 2001. Of the four stores affected, three are expected to remain open for business and one will close. Wolf Camera, Inc. a tenant at four of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy law in June 2001. As of September 30, 2001, all four stores remain open for business. Trak Auto, a tenant at six of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy law in July 2001. In total, these properties account for approximately 1% of the Company's total square footage and approximately 1.5% of the Company's annual rental income. Management of the Company does not expect these bankruptcy filings to have a material effect on the operations or the financial condition of the Company.

Interest income is the result of cash and cash equivalents being invested in short term investments until a property is purchased. Interest income increased to $2,310,955 for the nine months ended September 30, 2001, from $1,720,195 for the nine months ended September 30, 2000 due primarily to the investment of loan proceeds received on four previously unencumbered properties.

Gain on sale of investment property recorded for the nine months ended September 30, 2001 is the result of the Company selling one of its investment properties, Lincoln Park Place, on April 17, 2001. The sale resulted in a gain on sale of $467,337.

Lease termination income increased for the three and nine months ended September 30, 2001, as compared to the three and nine months ended September 30, 2000, due primarily to the Company receiving a one-time lease termination fee of approximately $2,148,000 through a bankruptcy settlement from Eagle Food Stores, Inc., as a result of the two rejected leases. Additionally, during 2001, the Company received a one-time lease termination fee of $333,500 upon termination of a lease at another of the Company's investment properties. During 2000, the Company had received a one-time lease termination fee of $500,000 upon termination of a lease at one of the Company's investment properties.

Other income increased for the three and nine months ended September 30, 2001, as compared to the three and nine months ended September 30, 2000, due partially to an increase in dividend income on the investment in securities held by the Company. Additionally, the Company recorded a gain on sale of investment securities available-for-sale for the nine months ended September 30, 2001 of $51,122 as compared to $46,650 for the nine months ended September 30, 2000.

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

Professional services to non-affiliates increased for the three and nine months ended September 30, 2001, as compared to the three and nine months ended September 30, 2000, due to the Company purchasing legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc. The fees for these services, previously based on costs incurred by The Inland Real Estate Group, Inc., are currently purchased at $190.00 per hour.

General and administrative expenses to non-affiliates increased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to a reclassification of certain expenses from expenses to Affiliates to expenses to non-affiliates beginning July 1, 2000. In addition, as a result of the merger, the Company is now incurring additional general and administrative expenses because it is now self-administered.

Bad debt expense increased for the three and nine months ended September 30, 2001, as compared to the three and nine months ended September 30, 2000, due primarily to an increase in the provision for doubtful accounts. The provision for doubtful accounts was increased due to an increase in the number of investment properties, tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that management believes are potentially uncollectible. Additionally, bad debt expense increased due to management of the Company initiating specific identification of tenants with potentially uncollectible balances.

Mortgage interest to non-affiliates increased for the three and nine months ended September 30, 2001, as compared to the three and nine months ended September 30, 2000, due to an increase in mortgages payable from $456,393,125, to approximately $501,505,139.

Joint Ventures

On February 1, 2001, the Company entered into an LLC agreement with Tri-Land Properties, Inc., an unaffiliated third party, for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property has two anchor tenants, including a 148,420 square foot Montgomery Wards store, which is closed but still paying rent, at the north end of the property and a 139,451 square foot Burlington Coat Factory store on the south. In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property. The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of 104,700 square feet of new open-air retail space between the existing anchors. The future use of the Montgomery Wards space has not been determined. A wholly-owned subsidiary of the Company is a 50% venture partner with a wholly-owned subsidiary of Tri-Land Properties, Inc. in an LLC that was formed to acquire and redevelop the property. Each partner's initial equity contribution was $500,000. As of September 30, 2001, the Company's investment, net of losses of $141,907, is $358,093. In addition, the Company has committed to lend the LLC up to an additional $17,800,000 to fund the initial acquisition and subsequent redevelopment. The loan terms include a 9% initial note rate paid monthly on average outstanding balances and a term of five years. As of September 30, 2001, the principal balance of this mortgage receivable is $5,517,992.

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
	Nine months ended	Nine months ended
	September 30, 2001	September 30, 2000

Net income (loss) (4)	$ 32,947,843	(42,050,223)
Gain on sale of investment property	(467,337)	-
Extraordinary loss on early extinguishment of debt	49,823	-
Equity in depreciation of unconsolidated ventures	80,010	-
Depreciation, net of minority interest	19,370,782	18,461,990

Funds From Operations (1)	51,981,121	(23,588,233)
Merger consideration costs	-	68,775,449

Adjusted Funds From Operations (2)	51,981,121	45,187,216
Principal amortization of debt, net of minority interest	(21,753)	(64,426)
Deferred rent receivable, net of minority interest (3)	(1,798,253)	(2,621,727)
Rental income received under master lease agreements, net of minority interest (4)	265,726	1,095,516

Funds available for distribution	$ 50,426,841	43,596,579
	=========	==========
Funds From Operations per common share, basic and diluted (5)	$ .82	(.41)
	====	=====
Adjusted Funds From Operations per common share, basic and diluted	$ .82	.78
	====	=====
Weighted average common stock shares outstanding	63,037,736	58,006,977
	=========	=========

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

  In connection with the purchase of several investment properties, the Company will receive payments under master lease agreements covering spaces vacant at the time of acquisition of those investment properties. The payments have and will continue to be made to the Company for periods ranging from one to two years from the date of acquisition of the property or until the spaces are leased. As of September 30, 2001, the Company had two investment properties subject to master lease agreements GAAP requires that the Company treat these payments as a reduction to the purchase price of the investment properties upon receipt, rather than as rental income.

  On February 12, 2001, the Company received a bankruptcy court-approved settlement from Eagle Food Stores, Inc. in the amount of $4,120,000 for the Company's claims for damages as a result of the two rejected leases for amounts previously considered uncollectible. Of the $4,120,000, approximately $2,148,000 was a one-time lease termination fee which is included in net income for the nine months ended September 30, 2001. This amount represents approximately $.03 of Funds From Operations per common share.

The following table lists the approximate physical occupancy levels for the Company's investment properties as of the end of each quarter during 2000 and 2001. N/A indicates the property was not owned by the Company at the end of the quarter.
	Gross
	Leasable
	Area	03/31/00	06/30/00	09/30/00	12/31/00	03/31/01	06/30/01	09/30/01	12/31/01
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Ameritech, Joliet, IL	4,504	100	100	100	100	100	100	100
Antioch Plaza, Antioch, IL	19,810	52	52	52	61	69	69	69
Aurora Commons, Aurora, IL	126,908	93	93	95	94	94	94	97
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100	100	100
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100	100	100
Baytowne Square, Champaign, IL	118,842	97	96	96	98	98	98	98
Bergen Plaza, Oakdale, MN	270,283	98	99	99	98	96	97	97(a)
Berwyn Plaza, Berwyn, IL	18,138	26	26	26	26	26	26	26(a)
Bohl Farm Marketplace, Crystal Lake, IL	97,287	N/A	N/A	N/A	100	100	100	100
Burnsville Crossing, Burnsville, MN	91,015	99	100	100	100	100	100	100
Byerly's Burnsville, Burnsville, MN	72,365	84	84	100	100	100	100	100
Calumet Square, Calumet City, IL	39,936	100	100	100	100	100	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100	100	100
Chatham Ridge, Chicago, IL	175,774	100	100	100	99	100	100	100
Chestnut Court, Darien, IL	170,027	95	95	97	97	96	98	98
Circuit City, Traverse City, MI	21,337	100	100	100	100	100	100	100
Cliff Lake Centre, Eagan, MN	73,582	79	88	95	88	92	98	94(a)
Cobblers Crossing, Elgin, IL	102,643	100	98	98	98	98	98	100
Crestwood Plaza, Crestwood, IL	20,044	100	100	100	100	100	100	100
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	100	100	100	0(a)
Cub Foods, Indianapolis, IN	67,541	100	100	100	100	100	100	0(a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100	100	100
Dominick's, Hammond, IN	71,313	0	0	0	0	0	0	0(a)
Dominick's, Highland Park, IL	71,442	100	100	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	100	100	100	100	100	100	100
Downers Grove Mkt, Downers Grove, IL	104,449	100	100	100	99	98	98	99(a)
Eagle Country Market, Roselle, IL	42,283	100	100	100	100	100	100	100
Eagle Crest, Naperville, IL	67,632	92	92	92	98	100	100	100
	Gross
	Leasable
	Area	03/31/00	06/30/00	09/30/00	12/31/00	03/31/01	06/30/01	09/30/01	12/31/01
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Eagle Ridge Center, Lindenhurst, IL	56,142	100	100	100	100	100	100	100
Eastgate Shopping Center, Lombard, IL	132,145	93	94	93	89	90	90	90
Edinburgh Festival, Brooklyn Park, MN	91,536	100	100	100	100	100	100	100
Elmhurst City Center, Elmhurst, IL	39,481	62	62	62	66	66	66	66
Fairview Hts. Plaza, Fairview Hts., IL	167,491	78	78	78	78	78	77	77(a)
Fashion Square, Skokie, IL	84,580	81	81	81	78	85	85	81
Gateway Square, Hinsdale, IL	40,170	96	96	91	98	98	98	100
Goodyear, Montgomery, IL	12,903	28	28	28	77	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	100	100	21	21
Hartford Plaza, Naperville, IL	43,762	100	100	100	100	47	47	47(a)
Hawthorn Village, Vernon Hills, IL	98,806	100	99	99	100	99	97	96(a)
Hickory Creek Market, Frankfort, IL	55,831	82	100	100	100	94	96	91(b)
High Point Center, Madison, WI	86,004	89	82	82	82	80	77	85(a)
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	100	100	100
Iroquois Center, Naperville, IL	140,981	67	73	73	75	73	73	70(a)
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	100	100	100	100	100	100	100
Lake Park Plaza, Michigan City, IN	229,639	73	73	74	72	72	72	70(a)
Lansing Square, Lansing, IL	233,508	98	99	99	99	99	98	98(a)
Lincoln Park Place, Chicago, IL	N/A	60	60	100	100	100	N/A	N/A
Loehmann's Plaza, Brookfield, WI	107,952	84	84	84	82	82	86	95(a)
Mallard Crossing, Elk Grove Village, IL	82,929	97	29	29	30	30	30	29
Maple Grove Retail, Maple Grove, MN	79,130	81	81	91	91	91	91	91
Maple Park Place, Bolingbrook, IL	220,095	97	98	100	100	100	73	73(a)
Maple Plaza, Downers Grove, IL	31,298	83	87	96	96	96	96	96
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	68,056	96	91	91	97	100	94	94
Nantucket Square, Schaumburg, IL	56,981	100	100	99	98	98	98	98
Naper West, Naperville, IL	164,812	92	92	92	96	94	94	96(a)
Niles Shopping Center, Niles, IL	26,109	100	100	100	100	100	73	73
Oak Forest Commons, Oak Forest, IL	108,330	100	100	99	100	99	99	99(a)
Oak Forest Commons III, Oak Forest, IL	7,424	62	62	50	50	50	50	50

	Gross
	Leasable
	Area	03/31/00	06/30/00	09/30/00	12/31/00	03/31/01	06/30/01	09/30/01	12/31/01
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	94	94	86	94	94	94	97
Orland Park Retail, Orland Park, IL	8,500	36	100	100	100	100	100	100
Park Center Plaza, Tinley Park, IL	193,179	90	92	93	99	93	93	96
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	100	100	100
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100	100	100
Party City, Oakbrook Terrace, IL	10,000	100	100	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	N/A	N/A	N/A	N/A	N/A	100	100
Pine Tree Plaza, Janesville, WI	187,413	93	93	93	96	95	95	96
Plymouth Collection, Plymouth, MN	40,815	100	100	100	100	100	100	100
Prairie Square, Sun Prairie, WI	35,755	81	77	77	87	83	69	86
Prospect Heights, Prospect Heights, IL	28,080	25	25	25	69	69	69	69
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100	100	100
Quarry Retail, Minneapolis, MN	273,648	99	99	99	99	99	99	99
Randall Square, Geneva, IL	216,201	93	93	99	99	99	99	99
Regency Point, Lockport, IL	54,841	100	100	100	97	97	97	97(a)
Riverdale Commons, Coon Rapids, MN	168,277	97	100	100	100	100	100	100
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	94	84	94	94	94	96	96
River Square Center, Naperville, IL	58,556	71	67	73	74	74	70	82
Rivertree Court, Vernon Hills, IL	298,862	99	99	99	100	85	85	86(a)
Rose Naper Plaza East, Naperville, IL	11,658	100	100	100	100	100	100	100
Rose Naper Plaza West, Naperville, IL	14,335	100	100	100	100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100	100	100
Salem Square, Countryside, IL	112,310	93	93	97	100	100	100	100
Schaumburg Plaza, Schaumburg, IL	61,485	90	93	93	93	93	93	93
Schaumburg Prom, Schaumburg, IL	91,831	100	100	100	100	100	100	100
Sears, Montgomery, IL	34,300	100	100	100	100	100	95	95(a)
Sequoia Shopping Ctr, Milwaukee, WI	35,407	93	80	80	80	80	80	69(a)
Shingle Creek, Brooklyn Center, MN	39,456	75	75	83	83	73	88	83
Shoppes of Mill Creek, Palos Park, IL	102,406	98	94	96	94	93	93	94
Shops at Coopers Grv, Ctry Club Hills, IL	72,518	23	23	20	20	20	18	18
Shorecrest Plaza, Racine, WI	91,244	89	87	87	95	95	95	95

	Gross
	Leasable
	Area	03/31/00	06/30/00	09/30/00	12/31/00	03/31/01	06/30/01	09/30/01	12/31/01
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Six Corners, Chicago, IL	80,650	89	89	86	86	86	89	86(a)
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	97	97	97	96	96	98	100
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100	100	99(a)
St. James Crossing, Westmont, IL	49,994	90	94	94	94	91	93	96
Staples, Freeport, IL	24,049	100	100	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,633	93	90	90	86	86	88	88
Summit of Park Ridge, Park Ridge, IL	33,252	88	98	98	94	86	98	89
Terramere Plaza, Arlington Heights, IL	40,965	79	79	89	87	85	80	77(a)
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100	100	100
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100	100	100
Walgreens, Decatur, IL	13,500	100	100	100	100	100	100	100
Walgreens, Woodstock, IL	15,856	100	100	100	100	100	100	100
Wauconda Shopping Ctr, Wauconda, IL	31,357	100	100	100	92	77	77	77
West River Crossing, Joliet, IL	32,452	74	96	96	97	99	99	96
Western and Howard, Chicago, IL	12,784	38	38	38	100	100	78	78
Wilson Plaza, Batavia, IL	11,160	100	100	100	100	100	100	100
Winnetka Commons, New Hope, MN	42,415	100	100	100	72	72	57	62(a)
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100	100	100	100	90	100	100
Woodfield Comm E/W, Schaumburg, IL	207,583	95	95	100	100	100	100	100
Woodfield Plaza, Schaumburg, IL	177,160	82	82	82	100	81	81	97
Woodland Commons, Buffalo Grove, IL	170,070	98	99	99	97	95	94	93(a)
Woodland Heights, Streamwood, IL	120,436	82	82	82	89	89	89	94
Zany Brainy, Wheaton, IL	12,499	100	100	100	100	100	100	100

	9,392,221
	========

  The Company received rent from tenants who have vacated but are still obligated under their lease terms which results in economic occupancy ranging from 78% to 100% at September 30, 2001 for each of these centers.

  As part of the purchase of this investment property, the Company receives payments under a master lease agreement covering spaces vacant at the time of acquisition of this investment property, which results in economic occupancy for this center of 100% at September 30, 2001. The master lease agreements are typically for periods ranging from one to two years from the purchase date or until the spaces are leased. GAAP requires that the Company treat these payments as a reduction to the purchase price of the properties upon receipt, rather than as rental income. The Company can re-issue the spaces that are subject to master lease agreements.

Subsequent Events

On October 17, 2001, the Company paid a distribution of $4,835,168 to Stockholders of record as of September 1, 2001.

On October 1, 2001, the interest rate on five of the Company's mortgages payable aggregating $8,865,000, previously 7.85%, was scheduled to adjust to a floating rate of interest based on prime. The Company negotiated with the borrower to change the calculation of interest to be based on LIBOR. As of October 1, 2001, the interest rate on these loans was 4.2%.

On November 6, 2001, the Company refinanced the loan secured by Woodland Commons, located in Buffalo Grove, Illinois. The original loan had a principal balance of $10,734,710 and an interest rate of 6.24%. The new loan has a principal balance of $11,000,000, an interest rate of 5.96% and a maturity date of November 6, 2008. In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Cohen Financial in an amount equal to $55,000 (equivalent to one-half of one percent of the principal amount of the indebtedness). Joel D. Simmons, one of the Company's independent directors, is a limited partner of Cohen Financial.

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
	2001	2002	2003	2004	2005	Thereafter

Fixed rate debt	$ 19,667,066	233,000	26,445,014	148,043,553	126,581,749	147,400,357
Weighted average Interest rate	7.05%	7.04%	7.04%	7.02%	6.91%	5.02%

Variable rate debt	-	-	5,105,000	13,912,700	14,116,700	-
Weighted average Interest rate	4.96%	4.96%	4.960%	4.920%	4.96%	N/A

The table above reflects indebtedness outstanding as of September 30, 2001, and does not reflect indebtedness incurred after that date. The Company's ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, the Company's ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's mortgages is estimated to be $32,128,000 of variable rate debt and $462,396,000 of fixed rate debt. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

Approximately $33,134,000, or 7% of the Company's mortgages payable at September 30, 2001, have variable interest rates averaging 4.96%. An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.

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

3.2 A Amended and Restated Bylaws of the Registrant (10)

3.2 B Amendment No. 1 to Amended and Restated Bylaws dated April 30, 2001 (1)

    Specimen Stock Certificate (2)

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

    Amended and Restated Independent Director Stock Option Plan (3)

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

      Filed as part of this document.

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

  Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ ROBERT D. PARKS

By: Robert D. Parks

President, Chief Executive Officer

and Chairman of the Board

Date: November 12, 2001

/s/ MARK E. ZALATORIS

By: Mark E. Zalatoris

Senior Vice President, Chief Financial

Officer and Treasurer

Date: November 12, 2001