Form 10-K405
period 2001-12-31
INLAND REAL ESTATE CORP
filed 2002-03-14
CIK 923284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 5, 2002, the aggregate market value of the Shares of Common Stock held by of the registrant was $699,895,961.

As of March 5, 2002, there were 63,626,906 Shares of Common Stock outstanding.

Documents Incorporated by Reference: Portions of the Registrant's proxy statement for the annual shareholders meeting to be held in 2002 are incorporated by reference into Part III.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

TABLE OF CONTENTS

PART I

Item 1. Business

General

Inland Real Estate Corporation (the "Company") was formed on May 12, 1994 under Maryland law. The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. The Company qualified as a REIT under the Code for federal income tax purposes commencing with the tax year ending December 31, 1995. Since the Company qualified for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its Stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

The Company is in the business of acquiring "Neighborhood Retail Centers" (gross leasable areas ranging from 5,000 to 150,000 square feet) and "Community Centers" (gross leasable areas ranging from 150,000 to 300,000 square feet) located within a 400-mile radius of the headquarters located in Oak Brook, Illinois. In addition, the Company may, from time to time, acquire single user retail properties located throughout the United States. The Company may also construct or develop properties and render services in connection with developing and constructing projects. As of December 31, 2001, the Company and its subsidiaries had ownership interests in 120 investment properties comprised of:

    Seventy-five Neighborhood Retail Centers totaling approximately 4,400,000 gross leasable square feet;

    Nineteen Community Centers totaling approximately 3,900,000 gross leasable square feet;

    Twenty-six single user retail properties totaling approximately 1,100,000 gross leasable square feet.

During the year ended December 31, 2000, the Company completed the acquisition of Inland Real Estate Advisory Services, Inc., the former advisor, and Inland Commercial Property Management, Inc., the former property manager (the "Merger"). Each of these entities was merged into subsidiaries that are wholly owned by the Company. The Company issued an aggregate of 6,181,818 shares of its common stock valued at $11.00 per share to Inland Real Estate Investment Corporation and The Inland Property Management Group, Inc. As a result of the merger, the Company is now "self-administered." The Company no longer pays advisory or property management fees but instead has hired an internal staff to perform these tasks. Therefore, the financial results for prior years are not comparable to the results for the years ended December 31, 2001 and 2000.

The Company generally limits its indebtedness to an amount not to exceed fifty percent (50%) of the combined fair market value of its investment properties, as determined by appraisal at the time of financing. Further, the Company is limited by its organizational documents from incurring indebtedness exceeding three hundred percent (300%) of "net assets" as defined in the organizational documents. As of December 31, 2001, the Company had borrowed a total of approximately $493,120,000, of which approximately $95,376,000 bears interest at variable rates. Indebtedness at December 31, 2001 was approximately 49% of the Company's book value of its investment properties.

The Company competes with numerous other properties in attracting tenants. Some of the competing properties may be newer, better located or owned by parties that are better capitalized. The Company believes that its investment properties will continue to attract tenants on a competitive basis.

The Company's business is not seasonal. The Company competes on the basis of rental rates and property operations with similar types of properties located in the vicinity of its investment properties. The Company has no real property investments located outside of the United States. The Company does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of its business or financial results taken as a whole. As of December 31, 2001, the Company employed a total of fifty-two people, none of whom are represented by a union.

The Company reviews and monitors compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 2001, the Company did not incur any material capital expenditures for environmental control facilities nor does it anticipate making any such expenditures for the year ending December 31, 2002.

Currently, the tenant occupying the largest amount of square feet in the aggregate is Dominick's Finer Food, Inc. (a division of Safeway Inc.), which occupies 685,473 square feet pursuant to ten separate leases, or approximately 7.30% of the total gross leasable area owned by the Company. Annualized base rental income of these ten leases is projected to be $8,147,129 for the year ended December 31, 2002, or approximately 7.48% of the total annualized base rental income projected for the entire portfolio. The tenant occupying the next largest amount of square feet in the aggregate is Jewel Food Stores, Inc. (a division of Albertson's Inc.), which occupies 395,996 square feet pursuant to six separate leases, or approximately 4.22% of the total gross leasable area owned by the Company. Annualized base rental income of these six leases is projected to be $3,945,119 for the year ended December 31, 2002, or approximately 3.62% of the total annualized base rental income projected for the entire portfolio.

During the year ended December 31, 2001, the Company acquired one additional investment property totaling approximately 26,000 square feet for $3,303,257. The investment property is located in Gurnee, Illinois and is currently leased by Petsmart, Inc. During the year ended December 31, 2001, the Company sold one of its investment properties, Lincoln Park Place, located in Chicago, Illinois for $2,364,378, net of closing costs. This sale resulted in a gain on sale of $467,337.

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

Joint Ventures

The accompanying consolidated financial statements of the Company include, in addition to the accounts wholly-owned subsidiaries, the accounts of Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (Inland Ryan and Inland Ryan Cliff Lake are collectively referred to as the "LLCs"). Due to the Company's ability as managing member to directly control the LLCs, they are consolidated with the Company for financial reporting purposes. The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements. During the years ended December 31, 2001 and 2000, the Company and the non-managing members entered into four amendments to the LLC agreement to reflect various transactions with individual members of Inland Ryan, LLC. In aggregate, these amendments had no effect on the Company's and the non-managing members' interest in Inland Ryan, LLC which remains at approximately 77% and 23%, respectively.

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc., an unaffiliated third party, for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property currently has one anchor tenant, a 139,451 square foot Burlington Coat Factory store on the south end of the property. On the north end of the property, there is a vacant 148,420 square foot store, previously occupied by Montgomery Wards, which is currently being marketed to new users. In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property. The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of 104,700 square feet of new open-air retail space between the existing anchors. Each partner's initial equity contribution was $500,000. The Company is a non-managing member of the LLC, therefore, the operations are not consolidated for financial reporting purposes. The wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped. As of December 31, 2001, the Company's net investment is $270,223. In addition, the Company has committed to lend the LLC up to an additional $17,800,000 to fund the initial acquisition and subsequent redevelopment. The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances. The loan matures in five years. As of December 31, 2001, the principal balance of this mortgage receivable is $6,039,804.

Item 2. Properties

As of December 31, 2001, the Company and its subsidiaries have acquired fee ownership or an ownership interest in 120 investment properties, including 26 single-user retail properties, 75 Neighborhood Retail Centers and 19 Community Centers. The Company owns investment properties in Illinois, Wisconsin, Indiana, Minnesota, Michigan and Ohio. Tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/01	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Single-User Retail Properties

Ameritech Joliet, IL	4,504	05/97	1995	$ 522,375	1	Verizon Wireless	2005

Bakers Shoes Chicago, IL	20,000	09/98	1891	N/A	1	Bakers Shoes	2003

Bally's Total Fitness St. Paul, MN	43,000	09/99	1998	3,145,300	1	Bally's Total Fitness	2011

Carmax Schaumburg, IL	93,333	12/98	1998	7,260,000	1	Carmax	2021

Carmax Tinley Park, IL	94,518	12/98	1998	9,450,000	1	Carmax	2021

Circuit City Traverse City, MI	21,337	01/99	1998	1,603,000	1	Circuit City	2021

Cub Foods Buffalo Grove, IL	56,192	06/99	1999	3,650,000	0(b)	Cub Foods (b)	2021

Cub Foods Indianapolis, IN	67,541	03/99	1991	2,867,000	0(b)	Cub Foods (b)	2011

Cub Foods Plymouth, MN	67,510	03/99	1991	2,732,000	1	Cub Foods	2006
						Mattress Giant	2004
Dominick's Countryside, IL	62,344	12/97	1975 / 2001	1,150,000	1	Dominick's Finer Foods	2005

Dominick's Glendale Heights, IL	68,879	09/97	1997	4,100,000	1	Dominick's Finer Foods	2017

Dominick's Hammond, IN	71,313	05/99	1999	4,100,000	0(b)	Dominick's Finer Foods	2019

Dominick's Highland Park, IL	71,442	06/97	1996	6,400,000	1	Dominick's Finer Foods	2021

Dominick's Schaumburg, IL	71,400	05/97	1996	5,345,500	1	Dominick's Finer Foods	2021

Dominick's West Chicago, IL	78,158	01/98	1990	3,150,000	1	Dominick's Finer Foods	2010

Eagle Country Market Roselle, IL	42,283	11/97	1990	1,450,000	1	Eagle Foods	2011
Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/01	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Single-User Retail Properties, cont.

Eagle Ridge Center Lindenhurst, IL	56,142	04/99	1998	$ 3,000,000	1	Eagle Foods	2021

Hollywood Video Hammond, IN	7,488	12/98	1998	740,000	1	Hollywood Video	2013

Party City Oakbrook Terrace, IL	10,000	11/97	1985	987,500	1	Party City	2007

Petsmart Gurnee, IL	25,692	04/01	1997	N/A	1	Petsmart	2021

Riverdale Commons Outlot Coon Rapids, MN	6,566	03/00	1999	N/A	1	Mandarin Buffet	2010

Staples Freeport, IL	24,049	12/98	1998	1,480,000	1	Staples	2013

United Audio Center Schaumburg, IL	9,988	09/99	1998	1,240,000	1	Tweeter Home Entertainment	2013

Walgreens Decatur, IL	13,500	01/95	1988	668,824	1	Walgreens	2028

Walgreens Woodstock, IL	15,856	06/98	1973	569,610	1	Walgreens	2030

Zany Brainy Wheaton, IL	12,499	07/96	1995	1,245,000	1	Zany Brainy	2006

Neighborhood Retail Centers

Antioch Plaza Antioch, IL	19,810	12/95	1995	875,000	6	Blockbuster Video	2005
						Radio Shack	2002
Aurora Commons Aurora, IL	126,908	01/97	1988	N/A	24(b)	Jewel Food Store	2009

Baytowne Square Champaign, IL	118,842	02/99	1993	7,027,000	21	Staples	2010
						Berean Bookstore	2003
						Petsmart	2012
						Famous Footwear	2006
						Factory Card Outlet	2006
						Jenny Craig Weight Loss Ctr	2002
						Baytowne Dental Center	2002
						Buffalo Wild Wings	2010

Berwyn Plaza Berwyn, IL	18,138	05/98	1983	708,638	4(b)	Radio Shack	2004
						Walgreens (b)	2030
Bohl Farm Marketplace Crystal Lake, IL	97,287	12/00	2000	7,833,000	14	Linens & Things	2015
						Dress Barn	2010
						Barnes & Noble	2014

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/01	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Neighborhood Retail Centers, cont.

Burnsville Crossing Burnsville, MN	91,015	09/99	1989	$ 2,858,100	14	Petsmart	2013
						Schneiderman's Furniture	2009
Byerly's Burnsville Burnsville, MN	72,365	09/99	1988	2,915,900	7	Byerly's Food Store	2008
						Zany Brainy	2011
Calumet Square Calumet City, IL	39,936	06/97	1967 /	1,032,920	2(b)	Aronson Furniture	2005
			1994
Cliff Lake Center Eagan, MN	73,582	09/99	1988	5,013,259	32(b)	None

Cobblers Crossing Elgin, IL	102,643	05/97	1993	5,476,500	17	Jewel Food Store	2013

Crestwood Plaza Crestwood, IL	20,044	12/96	1992	904,380	2	Entenmann's	2002

Downers Grove Market Downers Grove, IL	104,449	03/98	1998	10,600,000	13(b)	Dominick's Finer Foods	2017

Eagle Crest Naperville, IL	67,632	03/95	1991	2,350,000	13	Eagle Foods	2014

Eastgate Shopping Ctr Lombard, IL	132,145	07/98	1959	3,345,000	34(b)	Schroeder's Ace Hardware	2003
						Illinois Dept of Employment	2002
Edinburgh Festival Brooklyn Park, MN	91,536	10/98	1997	4,625,000	13	Knowlan's Super Market	2017

Elmhurst City Center Elmhurst, IL	39,481	02/98	1994	2,513,765	9	Walgreens	2044
						Famous Footwear	2002
Fashion Square Skokie, IL	84,580	12/97	1984	6,200,000	15	Cost Plus World Market	2008
						Crown Shoes	2005
Gateway Square Hinsdale, IL	40,170	03/99	1985	3,470,000	19	Calico Corners	2005

Goodyear Montgomery, IL	12,903	09/95	1991	630,000	3	Merlin Mufflers	2007
						Goodyear Tire & Rubber	2006
						Sound Decision	2004
Grand and Hunt Club Gurnee, IL	21,222	12/96	1996	1,796,000	1	Helzberg Diamonds	2006

Hartford Plaza Naperville, IL	43,762	09/95	1995	2,310,000	7(b)	Blockbuster Video	2005
						Sears Hardware (b)	2005
Hawthorn Village Vernon Hills, IL	98,806	08/96	1979	4,280,000	19(b)	Dominick's Finer Foods	2003
						Walgreens	2005
Hickory Creek Marketplace Frankfort, IL	55,831	08/99	1999	3,108,300	23	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/01	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Neighborhood Retail Centers, cont.

High Point Center Madison, WI	86,004	04/98	1984	$ 5,360,988	22(b)	Pier 1 Imports	2005

Homewood Plaza Homewood, IL	19,000	02/98	1993	1,013,201	2	Blockbuster Video	2003

Iroquois Center Naperville, IL	140,981	12/97	1983	5,950,000	23(b)	Total Beverage	2008
						Powerhouse Total Fitness	2015
						Sears Logistics Services	2006
Joliet Commons Ph II Joliet, IL	40,395	02/00	1999	2,400,000	3	Office Max	2015
						Eddie Bauer	2005
						Peppers Waterbeds	2005
Mallard Crossing Elk Grove Village, IL	82,929	05/97	1993	4,050,000	9	None

Maple Grove Retail Maple Grove, MN	79,130	09/99	1998	3,958,000	4	Rainbow Foods	2018

Maple Plaza Downers Grove, IL	31,298	01/98	1988	1,582,500	11	J.C. Licht	2003
						Goodyear Tire & Rubber	2003
						Copy Center	2005
Marketplace at 6 Corners Chicago, IL	117,000	11/98	1997	11,200,000	6	Jewel Food Store	2012
						Marshall's	2013
Mundelein Plaza Mundelein, IL	68,056	03/96	1990	2,810,000	7	Sears, Roebuck & Co.	2005

Nantucket Square Schaumburg, IL	56,981	09/95	1980	2,200,000	19(b)	Hallmark	2006
						The Dental Store, Ltd.	2006

Niles Shopping Center Niles, IL	26,109	04/97	1982	1,617,500	6	Jennifer Convertibles	2007
						Sourceone Wireless	2006
						Wolf Camera	2002
						Sushi 21	2008
Oak Forest Commons Oak Forest, IL	108,330	03/98	1998	6,617,871	15(b)	Dominick's Finer Foods	2017

Oak Forest Commons Ph III Oak Forest, IL	7,424	06/99	1999	552,700	2	Jackson & Hewitt Tax Service	2004
						Dollar Store	2004
Oak Lawn Town Center Oak Lawn, IL	12,506	06/99	1999	1,200,000	4	Mattress Discounters	2003
						Starbuck's	2008
						Hollywood Video	2008
						Celluland	2003
Orland Greens Orland Park, IL	45,031	09/98	1984	2,132,000	13	Walgreens	2021
						MacFrugal's	2006
Orland Park Retail Orland Park, IL	8,500	02/98	1997	625,000	3	All Cleaners	2003
						American Mattress	2003
						Gianni's Pizza & Pasta	2003
Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/01	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Neighborhood Retail Centers, cont.

Park Place Plaza St. Louis Park, MN	84,999	09/99	1997	$ 6,407,000	14	Petsmart	2013
						Office Max	2012
Park St. Claire Schaumburg, IL	11,859	12/96	1994	762,500	2	GTE Phone Mart	2004
						Hallmark	2007
Plymouth Collection Plymouth, MN	40,815	01/99	1999	3,441,000	10(b)	Golf Galaxy	2013
						Vintage Liquors	2008
						Paper Warehouse	2008
Prairie Square Sun Prairie, WI	35,755	03/98	1995	1,550,000	12	Blockbuster Video	2005
						Hallmark	2003
Prospect Heights Prospect Heights, IL	28,080	06/96	1985	1,095,000	4	Walgreens	2026

Quarry Outlot Hodgkins, IL	9,650	12/96	1996	900,000	3	Casual Male Big & Tall	2006
						Helzberg Diamonds	2006
						Dunkin Donuts	2006
Regency Point Lockport, IL	54,841	04/96	1993 /	N/A	17(b)	Walgreens	2043
			1995			Ace Hardware	2008
Riverplace Center Noblesville, IN	74,414	11/98	1992	3,323,000	11	Fashion Bug	2005
						Kroger	2012
River Square S/C Naperville, IL	58,556	06/97	1988	3,050,000	18(b)	Salon Suites Limited	2005

Rose Plaza Elmwood Park, IL	24,204	11/98	1997	2,008,000	3	Binny's	2017
						Panera Bread	2008
						Sprint PCS	2003
Rose Plaza East Naperville, IL	11,658	01/00	1999	1,085,700	5	Starbuck's	2008
						Borics	2003
						Plus Signs & Banners	2003
						Alpha Communications	2003
						Kinko's	2008
Rose Plaza West Naperville, IL	14,335	09/99	1997	1,382,000	5	Hollywood Video	2007
						Papa John's	2002
						Caribou Coffee	2007
						Elegante Salon	2003
						Signature Cleaners	2007
Salem Square Countryside, IL	112,310	08/96	1973 / 1985	3,130,000	5(b)	TJ Maxx	2004
						Marshall's	2006
Schaumburg Plaza Schaumburg, IL	61,485	06/98	1994	3,908,081	5(b)	Sears Hardware	2004
						Ulta Cosmetics & Salon	2005
Schaumburg Promenade Schaumburg, IL	91,831	12/99	1999	9,650,000	7(b)	Eastern Mountain Sports	2009
						Pier 1 Imports	2009
						DSW Shoe Warehouse	2009
						Linens and Things	2015

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/01	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Neighborhood Retail Centers, cont.

Sears Montgomery, IL	34,300	06/96	1990	$ 1,645,000	4(b)	Sears Hardware	2005
						Blockbuster Video	2003
Sequoia Shopping Center Milwaukee, WI	35,407	06/97	1988	1,505,000	10	Kinko's	2004
						U.S. Postal Service	2006
Shingle Creek Brooklyn Center, MN	39,456	09/99	1986	1,735,000	19	Panera Bread	2009

Shoppes of Mill Creek Palos Park, IL	102,422	03/98	1989	5,660,000	20	Jewel Food Stores	2009

Shops at Coopers Grove Country Club Hills, IL	72,518	01/98	1991	2,900,000	6	None

Shorecrest Plaza Racine, WI	91,244	07/97	1977	2,978,000	12	Piggly Wiggly	2011
						Wisconsin Health & Fitness	2006
Six Corners Chicago, IL	80,650	10/96	1966	3,100,000	7(b)	Chicago Health Clubs	2010
						Advocate Illinois Masonic	2004
Spring Hill Fashion Ctr West Dundee, IL	125,198	11/96	1985	4,690,000	19	TJ Maxx	2006
						Michael's	2006
St. James Crossing Westmont, IL	49,994	03/98	1990	3,847,599	22	Nevada Bob's	2003
						Cucina Roma	2010
Stuart's Crossing St. Charles, IL	85,574	07/99	1999	6,050,000	5	Jewel Food Stores	2019

Summit of Park Ridge Park Ridge, IL	33,252	12/96	1986	1,600,000	16	LePeep	2002
						Giappo's Restaurant	2007

Terramere Plaza Arlington Heights, IL	40,965	12/97	1980	2,202,500	16(b)	None

Two Rivers Plaza Bolingbrook, IL	57,900	10/98	1994	3,658,000	11	Kay-Bee Toys	2005
						Sizes Unlimited	2007
						Marshall's	2010
V. Richard's Plaza (formerly known as Loehmann's Plaza) Brookfield, WI	107,952	02/99	1985	6,643,000	20(b)	V. Richards Market	2007

Wauconda Shopping Ctr Wauconda, IL	31,357	05/98	1988	1,333,834	2	Sears Hardware	2006

Western & Howard Chicago, IL	12,784	04/98	1985	992,681	2	Pearle Vision	2005
						Rainbow Apparel	2002
West River Crossing Joliet, IL	32,452	08/99	1999	2,806,700	17	Hollywood Video	2009
						Budget Golf	2004

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/01	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Neighborhood Retail Centers, cont.

Wilson Plaza Batavia, IL	11,160	12/97	1986	$ 650,000	7	White Hen Pantry	2002
						Dimples Donuts	2006
						Riverside Liquors	2003
Winnetka Commons New Hope, MN	42,415	07/98	1990	2,233,744	13(b)	Walgreens (b)	2030

Wisner/Milwaukee Plaza Chicago, IL	14,677	02/98	1994	974,725	4	Blockbuster Video	2003
						Giordano's Restaurant	2004
						Spincycle	2006
Woodland Heights Streamwood, IL	120,436	06/98	1956	3,940,009	13	Jewel Food Stores	2012
						U.S. Postal Service	2004

Community Centers

Bergen Plaza Oakdale, MN	272,283	04/98	1978	9,141,896	38	Rainbow Foods	2009
						K-Mart	2003
Chatham Ridge Chicago, IL	175,774	02/00	1999	9,737,620	28	Cub Foods	2019
						Marshall's	2007

Chestnut Court Darien, IL	170,027	03/98	1987	8,618,623	25	Just Ducky	2012
						Stein Mart	2008
Fairview Heights Plaza Fairview Heights, IL	167,491	08/98	1991	5,637,000	7	1/2 Price Store	2009
						Michael's	2004
						Sports Authority	2011
Joliet Commons Joliet, IL	158,922	10/98	1995	14,175,198	16	Barnes and Noble	2006
						Cinemark	2016
						Old Navy	2005
						Petsmart	2010
Lake Park Plaza Michigan City, IN	229,639	02/98	1990	6,489,618	13(b)	Wal-Mart	2010
						Rainbow Apparel (b)	2011
Lansing Square Lansing, IL	233,508	12/96	1991	8,150,000	16(b)	Sam's Club	2011
						Babies R Us	2006
						Office Max	2008
Maple Park Place Bolingbrook, IL	220,095	01/97	1992	7,650,000	19(b)	K-Mart	2020
						Cub Foods	2017
Naper West Naperville, IL	164,812	12/97	1985	7,695,199	25(b)	TJ Maxx	2004

Park Center Plaza Tinley Park, IL	193,179	12/98	1988	7,337,000	33	Bally's Total Fitness	2010
						Cub Foods	2008
Pine Tree Plaza Janesville, WI	187,413	10/99	1998	9,890,000	20	Michael's	2010
						Staples	2013
						TJ Maxx	2008
						Gander Mountain	2014
Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/01	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Community Centers, cont.

Quarry Retail Minneapolis, MN	273,648	09/99	1997	$ 15,670,000	16	Rainbow Foods	2017
						Home Depot	2018
Randall Square Geneva, IL	216,201	05/99	1999	13,530,000	28	Marshall's	2008
						Petsmart	2014
						Bed, Bath & Beyond	2014
Riverdale Commons Coon Rapids, MN	168,277	09/99	1998	9,752,000	16	Rainbow Foods	2018
						Office Max	2013
						Wickes Furniture	2014

Rivertree Court Vernon Hills, IL	298,862	07/97	1988	17,547,999	41	Best Buy	2011

Springboro Plaza Springboro, OH	154,034	11/98	1992	5,161,000	4	K-Mart	2017
						Kroger	2017

Woodfield Commons E/W Schaumburg, IL	207,583	10/98	1973	13,500,000	20	Toys R Us	2006
			1975			Tower Records	2009
			1997			Comp USA	2012
						Cost Plus	2008
						Party City	2008
						Discovery Clothing	2005
Woodfield Plaza Schaumburg, IL	177,160	01/98	1992	9,600,000	9	Kohl's	2012
						Barnes & Noble	2012
Woodland Commons Buffalo Grove, IL	170,070	02/99	1991	11,000,000	32	Dominick's Finer Foods	2011
						Jewish Community Center	2009

Total	9,394,178			$ 493,119,857

  Anchor tenants are defined as any tenant occupying more than 10% of the gross leasable area of a property. The trade is used which may be different than the tenant name on the lease.

(b) The Company continues to receive rent from tenants who have vacated but are still obligated under their lease terms.

The following table lists the approximate physical occupancy levels for the Company's investment properties as of December 31, 2001, 2000, 1999, 1998 and 1997. N/A indicates the property was not owned by the Company at the end of the year.
	As of December 31,

	2001%	2000%	1999%	1998%	1997%
Properties

Ameritech, Joliet, IL	100	100	100	100	100
Antioch Plaza, Antioch, IL	76	61	67	68	68
Aurora Commons, Aurora, IL	97(a)	94	93	95	98
Bakers Shoes, Chicago, IL	100	100	100	100	N/A
Bally's Total Fitness, St. Paul, MN	100	100	100	N/A	N/A
Baytowne Square, Champaign, IL	98	98	97	N/A	N/A
Bergen Plaza, Oakdale, MN	99	98	97	98	N/A
Berwyn Plaza, Berwyn, IL	26(a)	26	26	100	N/A
Bohl Farm Marketplace, Crystal Lake, IL	100	100	N/A	N/A	N/A
Burnsville Crossing, Burnsville, MN	100	100	100	N/A	N/A
Byerly's Burnsville, Burnsville, MN	100	100	84	N/A	N/A
Calumet Square, Calumet City, IL	100	100	100	100	100
Carmax, Schaumburg, IL	100	100	100	100	N/A
Carmax, Tinley Park, IL	100	100	100	100	N/A
Chatham Ridge, Chicago, IL	100	99	N/A	N/A	N/A
Chestnut Court, Darien, IL	99	97	95	98	N/A
Circuit City, Traverse City, MI	100	100	100	N/A	N/A
Cliff Lake Center, Eagan, MN	95(a)	88	88	N/A	N/A
Cobblers Crossing, Elgin, IL	100	98	100	91	89
Crestwood Plaza, Crestwood, IL	100	100	68	100	100
Cub Foods, Buffalo Grove, IL	0(a)	100	100	N/A	N/A
Cub Foods, Indianapolis, IN	0(a)	100	100	N/A	N/A
Cub Foods, Plymouth, MN	100	100	100	N/A	N/A
Dominick's, Countryside, IL	100	100	100	100	100
Dominick's, Glendale Heights, IL	100	100	100	100	100
Dominick's, Hammond, IN	0(a)	0	0	N/A	N/A
Dominick's, Highland Park, IL	100	100	100	100	100
Dominick's, Schaumburg, IL	100	100	100	100	100
Dominick's, West Chicago, IL	100	100	100	100	N/A
Downers Grove Market, Downers Grove, IL	99(a)	99	100	100	N/A
Eagle Country Market, Roselle, IL	100	100	100	100	100
Eagle Crest, Naperville, IL	100	98	94	100	97
Eagle Ridge Center, Lindenhurst, IL	100	100	100	N/A	N/A
Eastgate Shopping Center, Lombard, IL	90(a)	89	92	91	N/A
Edinburgh Festival, Brooklyn Park, MN	100	100	100	97	N/A
Elmhurst City Center, Elmhurst, IL	66	66	62	100	N/A
Fairview Heights Plaza, Fairview Heights, IL	77	78	78	78	N/A
Fashion Square, Skokie, IL	85	78	81	100	88
Gateway Square, Hinsdale, IL	100	98	100	N/A	N/A
Goodyear, Montgomery, IL	100	77	28	77	77
Grand and Hunt Club, Gurnee, IL	21	100	100	100	100
Hartford Plaza, Naperville, IL	47(a)	100	100	100	100
Hawthorn Village, Vernon Hills, IL	98(a)	100	100	100	99
Hickory Creek Marketplace, Frankfort, IL	91(b)	100	65	N/A	N/A

	As of December 31,

	2001%	2000%	1999%	1998%	1997%
Properties

High Point Center, Madison, WI	86(a)	82	92	90	N/A
Hollywood Video, Hammond, IN	100	100	100	100	N/A
Homewood Plaza, Homewood, IL	100	100	100	100	N/A
Iroquois Center, Naperville, IL	84(a)	75	69	73	81
Joliet Commons, Joliet, IL	100	100	96	97	N/A
Joliet Commons Ph II, Joliet, IL	100	100	N/A	N/A	N/A
Lake Park Plaza, Michigan City, IN	69(a)	72	71	74	N/A
Lansing Square, Lansing, IL	98(a)	99	98	98	90
Lincoln Park Place, Chicago, IL	N/A	100	60	60	60
Mallard Crossing, Elk Grove Village, IL	29	30	97	97	95
Maple Grove Retail, Maple Grove, MN	97	91	100	N/A	N/A
Maple Park Place, Bolingbrook, IL	73(a)	100	97	99	98
Maple Plaza, Downers Grove, IL	100	96	87	100	N/A
Marketplace at Six Corners, Chicago, IL	100	100	100	100	N/A
Mundelein Plaza, Mundelein, IL	94	97	96	100	100
Nantucket Square, Schaumburg, IL	79(a)	98	100	100	96
Naper West, Naperville, IL	73(a)	96	93	83	86
Niles Shopping Center, Niles, IL	73	100	87	100	60
Oak Forest Commons, Oak Forest, IL	99(a)	100	97	100	N/A
Oak Forest Commons Ph III, Oak Forest, IL	50	50	82	N/A	N/A
Oak Lawn Town Center, Oak Lawn, IL	100	100	100	N/A	N/A
Orland Greens, Orland Park, IL	97	94	97	100	N/A
Orland Park Retail, Orland Park, IL	100	100	36	100	N/A
Park Center Plaza, Tinley Park, IL	97	99	72	71	N/A
Park Place Plaza, St. Louis Park, MN	100	100	100	N/A	N/A
Park St. Claire, Schaumburg, IL	100	100	100	100	100
Party City, Oakbrook Terrace, IL	100	100	100	100	100
Petsmart, Gurnee, IL	100	N/A	N/A	N/A	N/A
Pine Tree Plaza, Janesville, WI	96	96	93	N/A	N/A
Plymouth Collection, Plymouth, MN	96(a)	100	100	N/A	N/A
Prairie Square, Sun Prairie, WI	76	87	83	90	N/A
Prospect Heights, Prospect Heights, IL	69	69	25	92	83
Quarry Outlot, Hodgkins, IL	100	100	100	100	100
Quarry Retail, Minneapolis, MN	100	99	99	N/A	N/A
Randall Square, Geneva, IL	100	99	94	N/A	N/A
Regency Point, Lockport, IL	97(a)	97	98	97	97
Riverdale Commons, Coon Rapids, MN	100	100	99	N/A	N/A
Riverdale Commons Outlot, Coon Rapids, MN	100	100	N/A	N/A	N/A
Riverplace Center, Noblesville, IN	96	94	94	100	N/A
River Square Shopping Center, Naperville, IL	84(a)	74	76	97	95
Rivertree Court, Vernon Hills, IL	98	100	99	99	99
Rose Naper Plaza East, Naperville, IL	100	100	N/A	N/A	N/A
Rose Naper Plaza West, Naperville, IL	100	100	100	N/A	N/A
Rose Plaza, Elmwood Park, IL	100	100	100	100	N/A
Salem Square, Countryside, IL	91(a)	100	93	97	97
Schaumburg Plaza, Schaumburg, IL	60(a)	93	93	93	N/A
Schaumburg Promenade, Schaumburg, IL	90(a)	100	100	N/A	N/A

	As of December 31,

	2001%	2000%	1999%	1998%	1997%
Properties

Sears, Montgomery, IL	90(a)	100	100	100	95
Sequoia Shopping Center, Milwaukee, WI	73	80	93	100	93
Shingle Creek, Brooklyn Center, MN	97	83	73	N/A	N/A
Shoppes of Mill Creek, Palos Park, IL	96	94	97	98	N/A
Shops at Coopers Grove, Country Club Hills, IL	18	20	100	100	N/A
Shorecrest Plaza, Racine, WI	95	95	89	87	96
Six Corners, Chicago, IL	86(a)	86	89	82	90
Spring Hill Fashion Center, W. Dundee, IL	98	96	97	95	100
Springboro Plaza, Springboro, OH	99	100	100	100	N/A
St. James Crossing, Westmont, IL	100	94	83	91	N/A
Staples, Freeport, IL	100	100	100	100	N/A
Stuart's Crossing, St. Charles, IL	90	86	100	N/A	N/A
Summit of Park Ridge, Park Ridge, IL	98	94	84	87	83
Terramere Plaza, Arlington Heights, IL	69(a)	87	79	95	80
Two Rivers Plaza, Bolingbrook, IL	100	100	100	100	N/A
United Audio Center, Schaumburg, IL	100	100	100	N/A	N/A
V. Richard's Plaza, Brookfield, WI (formerly known as Loehmann's Plaza)	80(a)	82	100	N/A	N/A
Walgreens, Decatur, IL	100	100	100	100	100
Walgreens, Woodstock, IL	100	100	100	100	N/A
Wauconda Shopping Center, Wauconda, IL	77	92	92	100	N/A
West River Crossing, Joliet, IL	96	97	87	N/A	N/A
Western & Howard, Chicago, IL	78	100	38	100	N/A
Wilson Plaza, Batavia, IL	100	100	100	100	100
Winnetka Commons, New Hope, MN	62(a)	72	100	100	N/A
Wisner/Milwaukee Plaza, Chicago, IL	100	100	100	100	N/A
Woodfield Commons-East/West, Schaumburg, IL	100	100	95	89	N/A
Woodfield Plaza, Schaumburg, IL	78	100	82	97	N/A
Woodland Commons, Buffalo Grove, IL	95	97	97	N/A	N/A
Woodland Heights, Streamwood, IL	94	89	81	81	N/A
Zany Brainy, Wheaton, IL	100	100	100	100	100

(a) The Company continues to receive rent from tenants who have vacated but are still obligated under their lease terms which results in economic occupancy ranging from 74% to 100% at December 31, 2001 for each of these centers.

(b) As part of the purchase of this investment property, the Company receives payments under a master lease agreement relating to 4,800 square feet which was vacant at the time of the purchase, which results in economic occupancy for this center of 100% at December 31, 2001. The master lease agreements are typically for periods ranging from one to two years from the purchase date or until the spaces are leased. The master lease agreement for this property expires in March 2002. GAAP requires that the Company treat these payments as a reduction to the purchase price of the properties upon receipt, rather than as rental income. The Company can re-lease the space that is subject to master lease.

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

On May 1, 2001, the Company filed a lawsuit in the Circuit Court of Cook County against Samuel A. Orticelli. Mr. Orticelli served as the Company's General Counsel and Secretary from July 1, 2000 until he was terminated on April 6, 2001. The Company is seeking a declaration that either: (A) an employment agreement dated December 14, 2000 between Mr. Orticelli and the Company is voidable and unenforceable due to (1) fraud in the inducement; (2) a failure by Mr. Orticelli to fully disclose all material facts relating to that contract and to properly obtain authority for the contract from the board of directors; and (3) a breach by Mr. Orticelli of his fiduciary duty to the Company and the board; or (B) that Mr. Orticelli was properly terminated "for cause." The Company is also seeking damages from Mr. Orticelli for the breach of his fiduciary duty.

Mr. Orticelli also filed a lawsuit on May 1, 2001 against the Company in the Circuit Court of Cook County, Illinois. Mr. Orticelli claims that the Company terminated him without cause and therefore has breached his agreement and the Illinois Wage Payment and Collections Act by failing to pay the amount of compensation due to him upon termination without cause. Mr. Orticelli also claims that the Company is liable for his costs and attorneys fees incurred by him. Subsequently, the Company's lawsuit was dismissed without prejudice so as to allow the Company to present all of its claims and defenses in the lawsuit filed by Mr. Orticelli.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

As of March 5, 2002, there were 18,483 stockholders of record of the Company's common stock. There is no established public trading market for the Company's common stock.

Distributions

The Company declared and paid distributions to stockholders totaling $.93 and $.90 on an annual basis per weighted average share outstanding during the years ended December 31, 2001 and 2000, respectively. Of this amount, $.73 and $.69 is taxable as ordinary income for 2001 and 2000, respectively, and the remainder constitutes a return of capital for tax purposes. The Company also distributed $374,586 of capital gain for the year ended December 31, 2001.

Sales of Unregistered Securities

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

Item 6. Selected Financial Data

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

For the years ended December 31, 2001, 2000, 1999, 1998 and 1997

(not covered by the Independent Auditors' Report)
	2001	2000	1999	1998	1997

Total assets	$ 1,020,363,136	1,002,893,982	982,281,972	787,608,547	333,590,131
Mortgages payable	493,119,857	467,766,173	440,740,296	288,982,470	106,589,710
Total income	155,048,217	150,891,834	123,787,569	73,302,278	29,421,585
Income (loss) before extraordinary item	42,112,007	(32,003,807)	30,171,901	24,085,871	8,647,221
Net income (loss) (a)	40,665,937	(32,003,807)	30,171,901	24,085,871	8,647,221
Net income (loss) per common share, basic and diluted (b)	.64	(.54)	.55	.60	.57
Operating cash flow distributed	58,417,018	52,964,010	48,379,621	35,443,213	13,127,597
Capital gain distribution	374,586	______-	______-	_______-	_______-
Total distributions declared	58,791,604	52,964,010	48,379,621	35,443,213	13,127,597
Distributions per common share (b)	.93	.90	.89	.88	.86
Funds From Operations (b)(c)	67,844,607	(7,196,547)	49,605,023	35,474,823	13,203,666
Adjusted Funds From Operations (b)(c)	67,844,607	61,578,902	49,605,023	35,474,823	13,203,666
Funds available for distribution (c)	66,103,929	59,534,329	49,271,464	35,698,975	13,141,242
Cash flows provided by (used in) operating activities	74,090,966	58,504,916	53,723,803	40,216,023	15,923,839
Cash flows provided by (used in) investing activities	(22,530,060)	(54,297,104)	(272,535,913)	(341,668,453)	(146,994,619)
Cash flows provided by (used in) financing activities	(29,981,647)	(15,234,423)	115,179,751	373,363,545	173,724,632

Weighted average common stock shares outstanding, basic and diluted	63,108,080	59,138,837	54,603,088	40,359,796	15,225,983

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report.

(a) Net income (loss) for the year ended December 31, 2000 includes $68,775,449 of merger consideration costs, which were a one-time expense for costs relating to the Merger.

(b) The net income and distributions per share are based upon the weighted average number of common shares outstanding as of December 31, 2001. The $.93 per share distributions for the year ended December 31, 2001, represented 87% of the Company's "Adjusted Funds From Operations" and 89% of funds available for distribution for that period. See footnote (c) below for information regarding calculation of Funds From Operations. Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the recipient's basis in the shares to the extent thereof (return of capital), and thereafter as taxable gain. Distributions in excess of earnings and profits will have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder's shares. For the year ended December 31, 2001, $12,662,414 (or 21.68% of the $58,417,018 operating cash flow distributions declared and paid for 2001) represented a return of capital. The balance of the operating cash flow distributions constituted ordinary income. The Company also distributed $374,586 of capital gain for the year ended December 31, 2001. In order to maintain its qualification as a REIT, the Company must make annual distributions to stockholders of at least 90% of its "REIT taxable income," or approximately $40,923,340 for 2001. REIT taxable income does not include net capital gains. Under certain circumstances, the Company may be required to make distributions in excess of funds available for distribution in order to meet the REIT distribution requirements. Distributions are determined by the Company's board of directors and are dependent on a number of factors, including the amount of funds available for distribution, any decision by the board of directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the board of directors may deem relevant.

(c) One of the Company's objectives is to provide cash distributions to its stockholders from cash generated by the Company's operations. Cash generated from operations is not equivalent to the Company's net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds From Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that FFO provides a better basis than net income for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items, which are capitalized, do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of the Company's performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions. Reference is made to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for the Company's calculation of FFO, Adjusted FFO and funds available for distribution.

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

The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument. The Company will designate these derivative financial instruments as hedges and apply deferral accounting, as the instrument to be hedged exposes the Company to interest rate risk, and the derivative financial instrument reduces that exposure. Gains and losses related to the derivative financial instrument are deferred and amortized over the terms of the hedged instrument. If a derivative terminates or is sold, the gain or loss would be deferred and amortized over the remaining life of the derivative. The Company has only entered into derivative transactions that satisfy the aforementioned criteria. As of December 31, 2001, 2000 and 1999 the Company had no derivative instruments.

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release ("FRR") No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially effect the Company's operations or financial condition, and requires management to make estimates or judgements in certain circumstances. The purpose of the FRR is to provide stockholders with an understanding of how management forms these policies. The following disclosures discuss those accounting policies which the Company believes are most critical and could have the greatest impact on its financial condition.

Valuation of Investment Properties. In determining the value of an investment property, management considers several factors requiring judgements to be made. Such judgements relate to projecting rental and vacancy rates, property operating expenses, capital expenditures and debt financing rates. The capitalization rate used to determine property valuation also requires management's judgement of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements among others. Additionally, a third party appraisal is acquired for every investment property purchased. All of the aforementioned are taken as a whole by management in determining the valuation. Should the actual results differ from management's judgement, the valuation could be negatively or positively affected. On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 121, the Company conducts an impairment analysis to ensure that the property's carrying value does not exceed its estimated fair value. If this were to occur, the Company would be required to record an impairment loss.

Recognition of Rental Income. Rental income is recognized on a straight-line basis over the term of each lease. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $2,136,811, $3,557,848 and $2,490,459 in 2001, 2000, and 1999, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $11,092,685 and $8,955,874 in related accounts and rents receivable as of December 31, 2001 and 2000, respectively. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made. The difference between rental income earned on a straight-line basis and the cash rent due under provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets. In accordance with Staff Accounting Bulletin 101, the Company defers recognition of contingent rental income, such as percentage/excess rent, until the specified target that triggers the contingent rental income is achieved. The Company periodically reviews the collectability of outstanding receivables. Tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that the Company believes are potentially uncollectible pursuant to its review of each specific outstanding balance are allowed for and are included in the provision for doubtful accounts.

Cost Capitalization and Depreciation Policies. It is the Company's policy to review all expenses paid and capitalize any item exceeding $5,000 deemed to be an upgrade or a tenant improvement that is included in the investment property asset classification on the balance sheet. Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements. Tenant improvements are amortized on a straight-line basis over the life of the related leases.

Consolidation/Equity Accounting Policies. The Company's policy is to consolidate the operations of a joint venture when the Company is the managing member. Due to the Company's ability as managing member to directly control certain joint ventures, they are consolidated with the Company for financial reporting purposes. The third parties' interests in the joint ventures are reflected as minority interest in the accompanying consolidated financial statements. In instances where the Company is not the managing member, the Company uses the equity method. Under the equity method, the operations of a joint venture are not consolidated with the operations of the Company.

Related Party Transactions

During the year ended December 31, 2001, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations and mail processing from affiliates of The Inland Group, Inc. These services were purchased from these entities based on an hourly cost assigned to each employee of the affiliate providing the services. The hourly rate is based on the employee's salary, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses. Computer services were purchased at a contract rate of $30.00 per hour. For the years ended December 31, 2000 and 1999, the Company paid $230,894 and $625,937, respectively, for these services. The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the year ended December 31, 2001, these expenses, totaling $2,479,497, are included in general and administrative expenses to non-affiliates. Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc. Payments under this lease for the year ended December 31, 2001 were $131,160 and are also included in general and administrative expenses to non-affiliates.

During the year ended December 31, 2001, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc. The fees for these services are based on costs incurred by The Inland Real Estate Group, Inc. and are currently purchased at $190.00 per hour. For the year ended December 31, 2001, the Company paid approximately $140,822 for these legal services.

An affiliate of The Inland Group, Inc. holds a mortgage on the Walgreens property, owned by the Company, located in Decatur, Illinois. As of December 31, 2001, the remaining balance of the mortgage was $668,824. The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004. For the year ended December 31, 2001, the Company paid principal and interest payments totaling $68,266 on this mortgage.

During the year ended December 31, 2001, the Company completed several financing transactions, which resulted in the Company incurring additional indebtedness of $46,130,000. In connection with obtaining this financing, which is secured by certain investment properties, the Company paid a commission for mortgage brokerage services to Cohen Financial in an amount totaling $230,650 (equivalent to one-half of one percent of the principal amounts of the indebtedness). The Company anticipates utilizing the services of Cohen Financial in future financing activities. In each case, the Company anticipates paying Cohen Financial a brokerage fee equal to one-half of one percent. Joel D. Simmons, one of the Company's independent directors, is a limited partner of Cohen Financial.

Liquidity and Capital Resources

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents were $29,976,991 at December 31, 2001 and $8,397,732 at December 31, 2000. The increase in total cash and cash equivalents from the year ended December 31, 2000 to the year ended December 31, 2001 results from receiving approximately $73,800,000 from operations, while using approximately $22,500,000 in investing activities and approximately $29,700,000 in financing activities. This increase resulted from loan proceeds received on previously unencumbered investment properties, additional proceeds from the sale of shares through the Company's Distribution Reinvestment Program ("DRP") and sales proceeds received from the sale of one of the Company's investment properties. Partially offsetting the increase in cash and cash equivalents was the use of cash resources to purchase an additional investment property, upgrades to current investment properties, the payment of distributions, payoff of debt, the repurchase of shares through the Share Repurchase Program ("SRP"), the purchase of investment securities and an increase in mortgages receivable. The Company intends to use cash and cash equivalents to purchase additional investment properties, to pay distributions and for working capital requirements. The source of future cash for investing in properties will be from financing secured by unencumbered investment properties and amounts raised through the Company's DRP.

As of December 31, 2001, the Company owned interests in 120 investment properties. One investment property was purchased during 2001, five were purchased in 2000 and 115 were purchased during 1999 and in prior years. During 2001, the Company sold one of its investment properties. Thus, year to year results are not entirely comparable. Of the 120 investment properties owned, 115 are currently encumbered. These investment properties are currently generating sufficient cash flow to cover operating expenses of the Company plus pay distributions equal to $.93 per share on an annual basis. Distributions from operating cash flow declared for the year ended December 31, 2001 were $58,417,018 or $.93 per weighted average common stock shares outstanding, of which $12,662,414, or $.22 per weighted average common stock shares outstanding represented a return of capital for federal income tax purposes. The Company also distributed $374,586 of capital gain for the year ended December 31, 2001, which was generated from the sale of one of the Company's investment properties.

Cash Flows from Operating Activities

Net cash provided by operating activities increased from $58,504,916 for the year ended December 31, 2000 to $74,090,966 for the year ended December 31, 2001, due primarily to receiving a full year of income in the year ended December 31, 2001 for properties purchased throughout the year 2000 as well as the exclusion of the non-cash merger consideration costs and related expenses incurred during the year ended December 31, 2000. The Company also received a bankruptcy court-approved settlement in February 2001 from Eagle Food Stores, Inc. in the amount of $4,120,000 for the Company's claims for damages as a result two rejected leases by Eagle. Additionally, the increase is due to an increase in accounts and rents receivable, other assets, investment in marketable securities, accrued real estate taxes, prepaid rents and unearned income and the Company receiving approximately $1,600,000 as the result of a claim for damages relating to certain of the Company's investment properties and is included in security and other deposits. This increase was partially offset by a decrease in accounts payable and accrued expenses, accrued interest payable and a reduction in rental income under master lease agreements. Additionally, during the year ended December 31, 2001, the Company recorded an adjustment for early extinguishment of debt in the amount of $1,446,070.

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

Net cash provided by operating activities increased from $53,723,803 for the year ended December 31, 1999 to $58,504,916 for the year ended December 31, 2000. This increase is due primarily to the acquisition of additional investment properties and a full year of cash flows from existing investment properties resulting in increases in depreciation, accounts payable and other liabilities. This increase was partially offset by decreases in other assets, accrued real estate taxes, due to affiliates and prepaid rents and unearned income. As of December 31, 2000, the Company owned 120 investment properties as compared to 115 investment properties as of December 31, 1999.

Cash Flows from Investing Activities

The Company used $22,530,060 in cash for investing activities during the year ended December 31, 2001 as compared to $54,297,104 and $272,535,913 for the years ended December 31, 2000 and 1999, respectively. The primary reason for the decrease in cash used is due to a reduction in property acquisition activity. During the year ended December 31, 2001, the Company purchased one investment property as compared to five and thirty investment properties purchased during the years ended December 31, 2000 and 1999, respectively. The Company also received sales proceeds from the sale of one of its investment properties during the year ended December 31, 2001. Partially offsetting the decrease in cash used is an increase in mortgages receivable due to additional funds advanced under its two existing lending relationships and additions to investment properties for capital improvements.

Cash Flows from Financing Activities

The Company used $29,981,647 in cash for financing activities for the year ended December 31, 2001, as compared to $15,234,423 for the year ended December 31, 2000. The primary reason for the increase in cash used was due to the pay off debt, an increase in distributions paid, prepayment penalties paid on the refinancing of certain of the Company's mortgages payable and the repurchase of shares through the Company's Share Repurchase Program. This increase was partially offset by the increase in loan proceeds received.

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

At December 31, 2001, mortgages payable outstanding were $493,119,857 with a weighted annual average interest rate of approximately 6.29% as compared to mortgages payable outstanding of $467,766,173 at December 31, 2000 with a weighted annual average interest rate of approximately 7.07%. See Note 8 of the Notes to Consolidated Financial Statements (Item 8 of the Annual Report) for a description of the terms of the mortgages payable.

Results of Operations

As of July 1, 2000, as a result of the Company's merger with affiliated parties who previously provided advisory and property management services, the Company no longer pays Advisor Asset Management Fees or Property Management Fees, but instead has hired an internal staff to perform these tasks. As a result, the Company has incurred additional corporate expenses relating to such things as payroll, office rents and various other general and administrative expenses. Therefore, the financial results for the year ended December 31, 2001 are not comparable to the results for the years ended December 31, 2000 and 1999.

Net income for the year ended December 31, 2001 was $40,665,937 as compared to a net loss of $32,003,807 for the year ended December 31, 2000. Included in the net income for the year ended December 31, 2001 was an extraordinary loss on early extinguishment of debt totaling $1,446,070 resulting from the payoff and refinance of several of the Company's mortgages payable. Of the $1,446,070, $1,136,391 was prepayment penalties and $309,679 was the write-off of unamortized loan fees. The net loss recorded for the year ended December 31, 2000 was primarily due to $68,775,449 of merger consideration costs which were a one-time expense for costs relating to the Merger. Net income per common share, basic and diluted, for the year ended December 31, 2001 was $.64 as compared to a net loss per common share of ($.54) for the year ended December 31, 2000 (based on weighted average common stock shares outstanding 63,1088,080 and 59,138,837, respectively). The increase in net income and net income per common share is primarily due to an increase in net operating income from its "same store" investment properties. Net income per common share was also positively affected by the Company's common share repurchase activity during the period. On a "same store" basis, (comparing the results of operations of the investment properties owned during the year ended December 31, 2001, with the results of the same investment properties during the year ended December 31, 2000), net operating income increased by approximately $3,000,000 with total revenues increasing by approximately $1,500,000 and total property operating expenses decreasing by approximately $1,500,000. The increase in net operating income was primarily due to the Company no longer reflecting Property Management Fees as of July 1, 2000 and was partially offset by an increase in vacancy losses.

At December 31, 2001, the Company owned 26 single-user retail properties, 75 Neighborhood Retail Centers and 19 Community Centers. The Company's property operations account for almost all of the net operating income earned by the Company. In order to evaluate the Company's overall portfolio, management analyzes the operating performance of properties that have been owned and operated by the Company for comparable periods. A total of 114 investment properties owned by the Company, or "same store" properties, comprising of approximately 9.04 million square feet satisfied this criterion during the years presented below. This analysis does not include properties that have been acquired or sold during 2000 and 2001. The "same store" investment properties represent approximately 96% of the square footage of the Company's portfolio at December 31, 2001. The following table presents the pre-depreciation operating results of the investment properties for the years ended December 31, 2001 and 2000:
	Year ended December 31, 2001	Year ended December 31, 2000
Rental and additional rental income:
"Same store" investment properties (114 properties, approximately 9.04 million square feet)	$ 140,680,446	141,199,819
Other investment properties	7,256,352	5,414,344

Total rental and additional rental income	$ 147,936,798	146,614,163
	============	============
Property operating expenses:
"Same store" investment properties (excluding interest, depreciation and amortization)	41,548,586	44,889,820
Other investment properties	2,761,002	1,378,203

Total property operating expenses	$ 44,309,588	46,268,023
	============	===========
Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	99,131,860	96,309,999
Other investment properties	4,495,350	4,036,141

Total net operating income	$ 103,627,210	100,346,140
	==============	==============

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

During May 2001, the Company was notified that Cub Foods, Inc., a tenant at six of the Company's investment properties, would be closing three of these stores. As of December 31, 2001, the stores located at Maple Park Place in Bolingbrook, Illinois, Buffalo Grove, Illinois and Indianapolis, Indiana had closed. Leases at the three closed stores are guaranteed by SuperValue, Inc. which will continue to make rental payments through 2017, 2021 and 2011, respectively, totaling approximately $1,923,000 annually. The Company is in the process of marketing these three spaces for replacement tenants and management of the Company does not expect this to have a material effect on the Company's results of operations or financial condition.

Zany Brainy, Inc., a tenant at four of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in May 2001. As of December 31, 2001, three locations remain open for business and one has closed. Wolf Camera, Inc. a tenant at four of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in June 2001. As of December 31, 2001, all four stores remain open for business. Trak Auto, a tenant at six of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in July 2001. As of December 31, 2001, all six stores have closed. K-Mart, a tenant at three of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in January 2002. As of the date of this filing, two of the stores will remain open and one is expected to close. In total, these properties account for approximately 4.5% of the Company's total square footage and approximately 2.8% of the Company's annual rental income. The Company is in the process of marketing the vacant spaces for replacement tenants and management of the Company does not expect these bankruptcy filings to have a material effect on the operations or the financial condition of the Company.

Lease termination income increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due primarily to the Company receiving a one-time lease termination fee of approximately $2,148,000 through a bankruptcy settlement with Eagle Food Stores, Inc., as a result of the two rejected leases. Additionally, during 2001, the Company received a one-time lease termination fee of $333,500 upon an early termination of a lease at another of the Company's investment properties. During 2000, the Company had received one lease termination fee of $500,000 upon termination of a lease at one of the Company's investment properties.

Interest income is the result of cash and cash equivalents being invested in short-term investments until a property is purchased. Interest income increased to $2,795,627 for the year ended December 31, 2001, as compared to $2,209,214 for the year ended December 31, 2000 due primarily to the investment of loan proceeds received from mortgaging four previously unencumbered properties. Interest income decreased to $2,209,214 for the year ended December 31, 2000, as compared to $4,206,809 for the year ended December 31, 1999, due to the use of cash resources to purchase and upgrade investment properties, pay distributions, repurchase shares through the Share Repurchase Program and pay off debt. Interest income may decline as uninvested cash is invested in new investment properties.

Dividend income increased for the year ended December 31, 2001, as compared to the years ended December 31, 2000 and 1999 due to an increase in the dividend income on the investment in securities held by the Company. Since the Company began to make these investments in July 1999, it has purchased a total of approximately $13,900,000, of which approximately $1,228,000 was sold as of December 31, 2000 and $402,000 was sold as of December 31, 2001 resulting in a gain on sale of investment securities available-for-sale of $46,650 and $51,122 for the years ended December 31, 2000 and 2001, respectively.

Professional services to non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due primarily to the Company purchasing legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc until the Company replaced its general counsel with a new person.

Professional services to non-affiliates decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to a decrease in investment properties acquired and a decrease of professional services which the Company incurred in 1999 in connection with an offering of securities.

General and administrative expenses to non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to the effects of the Company recording a full year of additional general and administrative expenses related to being self-administered. General and administrative expenses to non-affiliates increased and similarly decreased for expenses to Affiliates, for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to a reclassification of certain expenses from expenses to Affiliates to expenses to non-affiliates beginning on July 1, 2000.

Bad debt expense increased for the year ended December 31, 2001, as compared to the years ended December 31, 2000 and 1999; due primarily to the increase in the provision for doubtful accounts for the year ended December 31, 2001. The provision for doubtful accounts was increased due to an increase in the number of investment properties, tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that the Company believes are potentially uncollectible pursuant to its review of each specific outstanding balance.

Prior to the Merger, the Company paid to an affiliate, Advisor Asset Management Fees of $2,413,500 for the six months ended June 30, 2000 and $4,193,068 for the year ended December 31, 1999. As of July 1, 2000, the Advisor became a subsidiary of the Company and, accordingly, no Advisor Asset Management Fees are accrued in the accompanying consolidated financial statements for the year ended December 31, 2001.

For the year ended December 31, 2000, property operating expenses to Affiliates were $3,044,834, as compared to $4,869,514 for the year ended December 31, 1999. This decrease is due to the fact that no property management fees were incurred or paid by the Company after July 1, 2000, the effective date of the Merger. As of July 1, 2000, the property manager became a subsidiary of the Company and, accordingly, the net effect of these fees on a consolidated basis is zero for the year ended December 31, 2001.

Mortgage interest to non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to an increase in mortgages payable to approximately $493,100,000 from approximately $467,766,000. This increase is partially offset by a decrease in the interest rates charged on the variable rate debt from approximately 8.20% for the year ended December 31, 2000, as compared to approximately 3.50% for the year ended December 31, 2001. The increase in mortgage interest to non-affiliates for the year ended December 31, 2000, as compared to the year ended December 31, 1999 is partially due to an increase in mortgages payable to approximately $467,766,000 from approximately $440,740,000. This increase is also due to an increase in the interest rates charged on the variable rate debt from approximately 7.35% for the year ended December 31, 1999, as compared to approximately 8.20% for the year ended December 31, 2000.

Acquisition cost expense to Affiliates and non-Affiliates decreased for the year ended December 31, 2001, as compared to the years ended December 31, 2000 and 1999, due to the decrease in investment properties being considered for acquisition by the Company.

Joint Ventures

The accompanying consolidated financial statements of the Company include, in addition to the accounts wholly-owned subsidiaries, the accounts of Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (Inland Ryan and Inland Ryan Cliff Lake are collectively referred to as the "LLCs"). Due to the Company's ability as managing member to directly control the LLCs, they are consolidated with the Company for financial reporting purposes. The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements. During the years ended December 31, 2001 and 2000, the Company and the non-managing members entered into four amendments to the LLC agreement to reflect various transactions with individual members of Inland Ryan, LLC. In aggregate, these amendments had no effect on the Company's and the non-managing members' interest in Inland Ryan, LLC which remains at approximately 77% and 23%, respectively.

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc., an unaffiliated third party, for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property currently has one anchor tenant, a 139,451 square foot Burlington Coat Factory store on the south end of the property. On the north end of the property, there is a vacant 148,420 square foot store, previously occupied by Montgomery Wards, which is currently being marketed to new users. In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property. The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of 104,700 square feet of new open-air retail space between the existing anchors. Each partner's initial equity contribution was $500,000. The Company is a non-managing member of the LLC, therefore, the operations are not consolidated for financial reporting purposes. The wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped. As of December 31, 2001, the Company's net investment is $270,223. In addition, the Company has committed to lend the LLC up to an additional $17,800,000 to fund the initial acquisition and subsequent redevelopment. The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances. The loan matures in five years. As of December 31, 2001, the principal balance of this mortgage receivable is $6,039,804.

Funds From Operations

One of the Company's objectives is to provide cash distributions to its stockholders from cash generated by the Company's operations. Funds generated from operations is not equivalent to the Company's net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds From Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property and extraordinary items, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that FFO provides a better basis than net income for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items, which are capitalized, do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO should not be considered as an alternative to "Net Income," as an indicator of the Company's operating performance or to as an alternative to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions. FFO and funds available for distribution are calculated as follows:
	Year ended December 31,
	2001	2000	1999

Net income (loss)	$ 40,665,937	(32,003,807)	30,171,901
Gain on sale of investment property	(467,337)	-	-
Extraordinary loss on early extinguishment of debt	1,446,070	-	-
Equity in depreciation of unconsolidated ventures	154,152	-	-
Depreciation, net of minority interest	26,045,785	24,807,260	19,433,122

Funds From Operations (1)	67,844,607	(7,196,547)	49,605,023
Merger consideration costs	_______-	68,775,449	_______-
Adjusted Funds From Operations (2)	67,844,607	61,578,902	49,605,023

Principal amortization of debt, net of minority interest	(29,289)	(71,402)	(87,752)
Deferred rent receivable, net of minority interest (3)	(2,057,315)	(3,351,414)	(2,327,251)
Rental income received under master lease agreements, net of minority interest (4)	345,926	1,378,243	2,081,444

Funds available for distribution	$ 66,103,929	59,534,329	49,271,464
	=============	=============	=============
Funds From Operations per common share, basic and diluted (5)	$ 1.08	(.12)	0.91
	=============	=============	=============
Adjusted Funds From Operations per common share, basic and diluted	$ 1.08	1.04	0.91
	=============	=============	=============
Weighted average common stock shares outstanding, basic and diluted	63,108,080	59,138,837	54,603,088
	=============	=============	=============

(1) Funds From Operations ("FFO") does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

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

  In connection with the purchase of several investment properties, the Company will receive payments under master lease agreements covering spaces vacant at the time of acquisition of those investment properties. The payments have and will continue to be made to the Company for periods ranging from one to two years from the date of acquisition of the property or until the spaces are leased. As of December 31, 2001, the Company had one property subject to a master lease agreement (which expires in March 2002). GAAP requires that the Company treat these payments as a reduction to the purchase price of the investment properties upon receipt, rather than as rental income.

  On February 12, 2001, the Company received a bankruptcy court-approved settlement from Eagle Food Stores, Inc. in the amount of $4,120,000 for the Company's claims for damages as a result of the two rejected leases for amounts previously considered uncollectible. Of the $4,120,000, approximately $2,148,000 was a one-time lease termination fee which is included in net income for the year ended December 31, 2001. This amount represents approximately $.03 of Funds From Operations per common share.

Impact of Accounting Principles

In July 2001, the FASB issued Statement No. 141, Business Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of "SFAS 121". The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for permanent impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until January 1, 2002. The adoption will not have any material affect on the Company.

On October 10, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value less selling costs, whether reported on continuing operations or in discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 on January 1, 2002. The adoption is not expected to have any material affect on the Company.

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

Subsequent Events

On January 1, 2002, the Company issued to Mark E. Zalatoris, Senior Vice President and Chief Financial Officer, a total of 909.09 restricted shares of the Company's common stock, in connection with an employment agreement dated June 15, 2001.

On January 17, 2002, the Company paid a distribution of $5,007,113 to stockholders of record as of December 1, 2001.

The Company has increased the dividend payable to holders of its common stock from $.93 per share to $.94 per share on a per annum basis. The increase goes into effect to the Stockholders of record on February 1, 2002 with the dividend payable in March 2002.

On February 11, 2002, the Company obtained a loan secured by Aurora Commons, located in Aurora, Illinois. This investment property previously had a loan with a principal balance of $8,573,411 and an interest rate of 9.00% at maturity. The new loan has a principal balance of $8,000,000, an interest rate of 6.6% and matures in seven years. In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Cohen Financial in an amount equal to $40,000 (equivalent to one-half of one percent of the principal amount of the indebtedness). Joel D. Simmons, one of the Company's independent directors, is a limited partner of Cohen Financial.

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

Leases on Approximately 5% of the Company's Rentable Square Feet Expire During 2002 and 10% of Rentable Square Footage was Physically Vacant as of December 31, 2001

As leases expire, the Company may not be able to renew or re-lease space at rates comparable to or better than the rates contained in the expiring leases. Leases on approximately 434,000 square feet, or approximately 5% of total rentable square feet of 9,394,178, will expire prior to December 31, 2002. If the Company fails to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, revenues may decline. Further, the Company may have to spend significant sums of money to renew or re-lease space covered by expiring leases. As of December 31, 2001, approximately 939,000 square feet, or approximately 10% of total rentable square feet of 9,394,178, was physically vacant.

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

As a result of the terrorist attacks of September 11, 2001, insurance companies are limiting coverage for losses arising out of acts of terrorism in their renewed "all-risk" policies. The Company believes it is covered for terrorist act losses in its current policy, which expires on September 30, 2002. When the Company renews its policy on October 1, 2002, it is expected that this coverage will no longer automatically be included in the "all-risk" basic policy. The Company may be compelled to pay additional undeterminable costs to remain in compliance with existing debt agreements and to insure the Company's investment properties from losses from this type of act.

The Company's Objectives May Conflict With Those of its Joint Venture Partners

The Company owns ten investment properties, representing approximately 1,022,000 rentable square feet, through Inland Ryan, LLC, and Inland Ryan Cliff Lake, LLC, joint ventures with third parties. The Company is also a 50% joint venture partner with a wholly-owned subsidiary of Tri-Land Properties, Inc. in the redevelopment of Century Consumer Mall in Merrillville, Indiana. Investments in joint ventures which own properties may involve risks that are not otherwise present for wholly owned properties. For example, a joint venture partner may file for bankruptcy protection or may have economic or business interests or goals which are inconsistent with the Company's goals or interests. Further, although the Company may own a controlling interest in these joint ventures and may have authority over major decisions such as the sale or refinancing of investment properties, the Company may owe fiduciary duties to the joint venture partners or the joint venture itself that may cause it to take or refrain from taking actions that it otherwise would if it owned the investment properties outright.

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

The Company Often Needs to Borrow Money to Finance its Business

The Company's ability to internally fund capital needs is limited since it must distribute at least 90% of its net taxable income (excluding net capital gains) to stockholders to qualify as a REIT. Consequently, the Company may borrow money to fund operating or capital needs or to satisfy the distribution requirements. The governing documents limit the amount of money that the Company may borrow to 300% of the value of its net assets. Borrowing money to fund operating or capital needs exposes the Company to various risks. For example, the investment properties may not generate enough cash to pay the principal and interest obligations on loans or the Company may violate a loan covenant that results in the lender accelerating the maturity date of a loan. As of December 31, 2001, the Company owed a total of approximately $493,100,000, secured by mortgages on certain investment properties. If the Company fails to make timely payments on loans, including those cases where a lender has accelerated the maturity date due to a violation of a loan covenant, the lenders could foreclose on the investment properties securing their loans and the Company could lose its entire investment in those properties. Once a loan becomes due, the Company must either pay the remaining balance or borrow additional money to pay off the maturing loan. The Company may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan. Thus, the Company may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms. A total of approximately $233,000 and $17,580,000 of the Company's indebtedness matures on or before December 31, 2002 and 2003, respectively. As of December 31, 2001, the Company owed approximately $95,376,000 on indebtedness that bore interest at variable rates. The Company may borrow additional amounts that bear interest at variable rates. If interest rates increase, the amount of interest that the Company would be required to pay on these borrowings will also increase.

The Company May Fail To Qualify as a REIT

If the Company fails to qualify as a REIT, it would not be allowed to deduct amounts distributed to its stockholders in computing taxable income and would incur substantially greater expenses for taxes and have less money available to distribute. The Company would also be subject to federal, state and local income taxes at regular corporate rates as well as potentially the alternative minimum tax. Unless the Company satisfied some exception, it could not elect to be taxed as a REIT for the four taxable years following the year during which the Company was disqualified.

The Company may fail to qualify as a REIT if, among other things:

    less than 75% of the value of its total assets consists of cash and cash items (including receivables), real estate assets (including mortgages and interests in mortgages) and government securities at the close of each fiscal quarter;

    any one security owned represents more than 5% of the value of its total assets; however, up to 20% of the value of its total assets may be represented by securities of one or more taxable REIT subsidiaries;

    it owns more than 10% of the outstanding voting securities of any one issuer or more than 10% of the value of the outstanding securities of a single issue other than securities in a taxable REIT subsidiary;

    less than 75% of its gross income (excluding income from prohibited transactions) is derived from real estate sources. Such sources include mortgage interest, rents from real property, amounts received as consideration to enter into real estate leases or to make a loan secured by a mortgage and gains from the sale of real estate assets; or

    it fails to distribute at least 90% of "REIT taxable income" to stockholders excluding capital gains.

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

Third Parties May Be Discouraged from Making Acquisition or Other Proposals That May Be In Stockholders' Best Interests

Under the Company's governing documents, no single person or group of persons (an entity is considered a person) may own more than 9.8% of our outstanding shares of common stock (unless permitted by the board). These provisions may prevent or discourage a third party from making a tender offer or other business combination proposal such as a merger, even if such a proposal would be in the best interest of the stockholders.

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

The Company's interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with such conversion. Also, existing fixed and variable rate loans, which are scheduled to mature in the next year or two, are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. The table below presents the principal amount of the debt maturing each year through December 31, 2006 and thereafter, monthly annual amortization of principal and weighted average interest rates for the average debt outstanding in each specified period.
	2002	2003	2004	2005	2006	Thereafter

Fixed rate debt	$ 233,000	17,580,014	104,063,997	117,853,954	35,424,608	122,588,710
Weighted average interest rate	6.92%	6.92%	6.91%	6.86%	6.74%	4.78%

Variable rate debt	-	-	13,912,700	14,116,700	67,346,175	-
Weighted average interest rate	3.66%	3.66%	3.66%	3.70%	3.73%	N/A

The table above reflects indebtedness outstanding as of December 31, 2001, and does not reflect indebtedness incurred after that date. The Company's ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, the Company's ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's mortgages is estimated to be $88,676,000 of variable rate debt and $394,082,000 of fixed rate debt. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

Approximately $95,376,000, or 19% of the Company's mortgages payable at December 31, 2001, have variable interest rates averaging 3.60%. An increase in variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Chicago, Illinois

January 25, 2002, except as to Note 12,

which is as of February 11, 2002

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Balance Sheets

December 31, 2001 and 2000

Assets
	2001	2000

Investment properties (Note 5):
Land	$ 283,915,378	283,182,798
Construction in progress	-	1,300,592
Building and improvements	721,578,066	709,203,272

	1,005,493,444	993,686,662
Less accumulated depreciation	90,090,870	63,414,018

Net investment properties	915,402,574	930,272,644

Cash and cash equivalents	29,976,991	8,397,732
Investment in securities (net of an unrealized gain of $1,251,426 and an unrealized loss of $646,568 at December 31, 2001 and 2000, respectively) (Note 1)	13,584,987	9,484,741
Investment in LLC (Notes 1 and 7)	270,223	-
Investment in marketable securities	63,073	260,000
Restricted cash	6,606,300	7,685,266
Accounts and rents receivable (net of provision for doubtful accounts of $1,968,492 and $1,654,115 at December 31, 2001 and 2000, respectively) (Note 6)	28,314,800	28,183,934
Mortgages receivable (Note 7)	21,152,753	13,313,976
Deposits and other assets	396,506	736,271
Leasing fees (net of accumulated amortization of $419,416 and $166,136 at December 31, 2001 and 2000, respectively) (Note 1)	1,083,869	649,548
Loan fees (net of accumulated amortization of $2,924,063 and $1,785,902 at December 31, 2001 and 2000, respectively) (Note 1)	3,511,060	3,909,870

Total assets	$ 1,020,363,136	1,002,893,982
	===============	===============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Balance Sheets

(continued)

December 31, 2001 and 2000

Liabilities and Stockholders' Equity
	2001	2000
Liabilities:
Accounts payable and accrued expenses	$ 1,182,570	3,015,787
Accrued interest	1,971,689	2,177,703
Accrued real estate taxes	21,526,708	19,951,154
Distributions payable (Note 12)	5,174,998	5,063,089
Security and other deposits (Note 1)	3,940,037	2,613,994
Mortgages payable (Note 8)	493,119,857	467,766,173
Prepaid rents and unearned income	2,305,092	418,770
Other liabilities (Note 5)	566,020	2,174,279

Total liabilities	529,786,971	503,180,949

Minority interest	24,982,490	27,265,989

Stockholders' Equity (Note 3):
Preferred stock, $.01 par value, 6,000,000 Shares authorized; none issued and outstanding at December 31, 2001 and December 31, 2000	-	-
Common stock, $.01 par value, 100,000,000 Shares authorized; 63,392,122 and 62,635,344 Shares issued and outstanding at December 31, 2001 and 2000, respectively	633,921	626,353
Additional paid-in-capital (net of offering costs of $58,816,092, of which $52,218,524 was paid to Affiliates)	602,340,085	592,973,349
Accumulated distributions in excess of net income	(138,631,757)	(120,506,090)
Accumulated other comprehensive income (loss)	1,251,426	(646,568)

Total stockholders' equity	465,593,675	472,447,044

Commitments and contingencies (Notes 6, 8 and 11)

Total liabilities and stockholders' equity	$ 1,020,363,136	1,002,893,982
	===============	===============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Operations

For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Income:
Rental income (Notes 1 and 6)	$ 107,435,330	105,159,473	85,951,584
Additional rental income	40,501,468	41,454,690	32,952,348
Lease termination income	2,481,404	500,000	-
Interest income	2,795,627	2,209,214	4,206,809
Dividend income	1,424,596	1,069,454	468,992
Other income	409,792	499,003	207,836

	155,048,217	150,891,834	123,787,569
Expenses:
Professional services to Affiliates	-	130,974	126,302
Professional services to non-affiliates	633,590	359,710	644,643
General and administrative expenses to Affiliates	-	230,894	625,937
General and administrative expenses to non- affiliates	3,892,969	2,362,522	1,027,660
Bad debt expense	1,725,308	1,458,604	1,300,550
Advisor asset management fee	-	2,413,500	4,193,068
Property operating expenses to Affiliates	-	3,044,834	4,869,514
Property operating expenses to non-affiliates	44,309,588	43,223,189	34,132,511
Mortgage interest to Affiliates	-	26,642	54,114
Mortgage interest to non-affiliates	34,797,147	33,655,464	25,599,610
Depreciation	26,838,297	25,989,147	20,262,873
Amortization	369,286	229,816	98,396
Acquisition cost expenses to Affiliates	-	137,729	380,606
Acquisition cost expenses to non-affiliates	44,458	(9,578)	185,217
Merger consideration costs (Note 1)	_________-	68,775,449	_________-

	112,610,643	182,028,896	93,501,001

Income (loss) before other items	42,437,574	(31,137,062)	30,286,568
Gain on sale of investment property (Note 5)	467,337	-	-
Minority interest	(795,782)	(866,745)	(114,667)
Income from operations of unconsolidated ventures (Note 1)	2,878	______-	______-

Income (loss) before extraordinary item	42,112,007	(32,003,807)	30,171,901
Extraordinary loss on early extinguishment of debt (Notes 5 and 8)	(1,446,070)	_______-	_______-
Net income (loss)	$ 40,665,937	(32,003,807)	30,171,901

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Operations

For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Net income (loss)	$ 40,665,937	(32,003,807)	30,171,901
Other comprehensive income (loss):
Unrealized holding income (loss) on investment securities	1,897,994	1,442,065	(2,088,633)

Comprehensive income (loss)	$ 42,563,931	(30,561,742)	28,083,268
	============	============	============

Net income (loss) per common share, basic and diluted (Note 8)	$ .64	(.54)	.55
	============	============	============

Weighted average common stock shares outstanding	63,108,080	59,138,837	54,603,088
	==============	==============	==============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2001, 2000 and 1999
	Common Stock	Additional Paid-in Capital	Accumulated Distributions In excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total

Balance January 1, 1999	$ 523,945	481,271,094	(17,330,553)	-	464,464,486

Net income	-	-	30,171,901	-	30,171,901
Other comprehensive loss	-	-	-	(2,088,633)	(2,088,633)
Distributions declared ($.89 per weighted average common shares outstanding)	-	-	(48,379,621)	-	(48,379,621)
Proceeds from Offering including DRP (net of Offering costs of $1,279,718)	34,135	34,995,429	-	-	35,029,564
Treasury Stock	(4,092)	(3,699,480)	_______-	_______-	(3,703,572)
Balance December 31, 2000	553,988	512,567,043	(35,538,273)	(2,088,633)	475,494,125

Net loss	-	-	(32,003,807)	-	(32,003,807)
Other comprehensive income	-	-	-	1,442,065	1,442,065
Distributions declared ($.90 per weighted average common shares outstanding)	-	-	(52,964,010)	-	(52,964,010)
Proceeds from DRP	21,142	22,072,818	-	-	22,093,960
Shares issued as a result of the Merger	61,818	67,938,180	-	-	67,999,998
Treasury Stock	(10,595)	(9,604,692)	______________-	_____________-	(9,615,287)
Balance December 31, 2000	626,353	592,973,349	(120,506,090)	(646,568)	472,447,044

Net income	-	-	40,665,937	-	40,665,937
Other comprehensive income	-	-	-	1,897,994	1,897,994
Distributions declared ($.93 per weighted average common shares outstanding)	-	-	(58,791,604)	-	(58,791,604)
Proceeds from DRP	20,987	21,910,181	-	-	21,931,168
Treasury Stock	(13,419)	(12,543,445)	______________-	_____________-	(12,556,864)
Balance December 31, 2001	$ 633,921	602,340,085	(138,631,757)	1,251,426	465,593,675
	========	===========	=============	============	===========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Cash Flows

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999
Cash flows from operating activities:
Income (loss) before extraordinary item	$ 42,112,007	(32,003,807)	30,171,901
Adjustments to reconcile income (loss) before extraordinary item to net cash provided by operating activities:
Extraordinary loss on early extinguishment of debt	(1,446,070)	-	-
Merger consideration costs	-	67,999,998	-
Depreciation	26,838,297	25,989,147	20,262,873
Amortization	369,286	229,816	98,396
Gain on sale of investment property	(467,337)	-	-
Minority interest	795,782	866,745	114,667
Loss from operations of unconsolidated ventures	229,777	-	-
Extraordinary loss on early extinguishment of debt	1,446,070	-	-
Rental income under master lease agreements	345,926	1,378,872	2,185,830
Straight line rental income	(2,136,811)	(3,557,848)	(2,490,459)
Provision for doubtful accounts	314,377	589,816	864,256
Interest on unamortized loan fees	743,200	686,057	593,961
Donation of land	2,575	-	-
Changes in assets and liabilities:
Accounts and rents receivable	1,691,567	(5,421,215)	(5,447,522)
Other assets	309,041	(400,461)	2,495,850
Investment in marketable securities	196,927	-	(260,000)
Accounts payable and accrued expenses	(1,833,217)	2,631,122	(532,818)
Accrued interest payable	(206,014)	386,904	134,907
Accrued real estate taxes	1,575,554	1,122,070	4,444,850
Security and other deposits	1,326,043	637,912	1,604,408
Other liabilities	(2,336)	4,801	(1,900,000)
Due to Affiliates	-	(1,517,775)	1,484,850
Prepaid rents and unearned income	1,886,322	(1,117,238)	(102,147)
Net cash provided by operating activities	74,090,966	58,504,916	53,723,803

Cash flows from investing activities:
Restricted cash	1,078,966	7,655,636	272,295
Escrows held for others	(1,605,923)	(6,356,508)	5,217,231
Purchase of investment securities	(2,604,252)	(699,968)	(10,659,289)
Sale of investment securities	402,000	1,227,948	-
Additions to investment properties	(11,135,786)	(5,488,050)	(5,893,566)
Purchase of investment properties	(3,303,657)	(38,626,870)	(255,226,283)
Proceeds from sale of investment property	2,364,378	-	1,117,665
Investment in LLC	(500,000)	-	-
Purchase of minority interest units	-	(5,164,277)	-
Mortgages receivable	(7,838,777)	(6,818,435)	(6,495,541)
Construction in progress	1,300,592	398,764	(468,908)
Leasing fees	(687,601)	(425,344)	(399,517)
Net cash used in investing activities	$ (22,530,060)	(54,297,104)	(272,535,913)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Cash Flows

(continued)

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999
Cash flows from financing activities:
Proceeds from the DRP	$ 21,931,168	22,093,960	36,309,282
Repurchase of shares	(12,556,864)	(9,615,287)	(3,703,572)
Payments of offering costs	-	-	(2,173,244)
Loan proceeds	113,476,175	31,687,320	145,814,000
Loan fees	(739,351)	(371,343)	(1,633,735)
Distributions paid	(62,833,893)	(54,367,630)	(48,773,272)
Payoff of debt	(87,704,297)	(4,196,898)	-
Prepayment penalties on payoff of debt	(1,136,391)	-	-
Principal payments of debt	(418,194)	(464,545)	(10,659,708)
Net cash provided by (used in) financing activities	(29,981,647)	(15,234,423)	115,179,751

Net increase (decrease) in cash and cash equivalents	21,579,259	(11,026,611)	(103,632,359)

Cash and cash equivalents at beginning of year	8,397,732	19,424,343	123,056,702

Cash and cash equivalents at end of year	$ 29,976,991	8,397,732	19,424,343

Supplemental schedule of noncash investing and financing activities:

	2001	2000	1999

Purchase of investment properties	$ (3,303,657)	(45,169,948)	(294,537,006)
Assumption of mortgage debt	-	-	16,603,534
Minority interest	-	6,543,078	22,707,189

	$ (3,303,657)	(38,626,870)	(255,226,283)

Distributions payable	$ 5,174,998	5,063,089	4,374,462

Cash paid for interest	$ 34,271,046	32,609,145	25,074,768

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

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

On October 14, 1994, the Company commenced a total of four public offerings of common stock, on a best efforts basis at prices ranging from $10 to $11 per share, in which a total of 51,642,397 shares were sold. In addition, as of December 31, 2001, the Company has issued 8,587,933 shares through the Company's Distribution Reinvestment Program ("DRP") at prices ranging from $9.05 to $10.45 per share and has repurchased a total of 3,020,562 shares through the Company's Share Repurchase Program ("SRP") at prices ranging from $9.05 to $9.50 per share, for an aggregate cost of $27,751,524. As a result, total offering proceeds were $661,790,098 as of December 31, 2001.

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

Certain reclassifications were made to the 2000 and 1999 financial statements to conform with the 2001 presentation.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at December 31, 2001 and 2000 consist of preferred and common stock investments in various real estate investment trusts and are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other that temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when received and is included in other income in the accompanying consolidated financial statements. Sales of investment securities available-for-sale during the years ended December 31, 2001 and 2000 resulted in gains on sale of $51,122 and $46,650, respectively, which are included in other income.

Statement of Financial Accounting Standards No. 121 requires the Company to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of investment properties. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 2001, the Company does not believe any of its investment properties are impaired.

The accompanying consolidated financial statements include the accounts of the Company, Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (collectively the "LLCs"). Due to the Company's ability as managing member to directly control the LLCs, they are consolidated for financial reporting purposes. The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements. The accompanying consolidated financial statements also include the accounts of the Company's wholly owned subsidiaries.

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

Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements. Tenant improvements are amortized on a straight-line basis over the life of the related leases.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loan.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

The carrying amount of cash and cash equivalents, restricted cash, accounts and rents receivable, accounts payable and other liabilities, accrued offering costs to Affiliates and non-Affiliates, accrued interest payable to Affiliates and non-affiliates, accrued real estate taxes, distributions payable and Due to Affiliates approximate fair value because of the relatively short maturity of these instruments. The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's mortgages is estimated to be $88,646,000 of variable rate debt and $394,082,000 of fixed rate debt. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

Offering costs are offset against the Stockholders' equity accounts. Offering costs consist principally of printing, selling and registration costs.

Under the provisions of the lease agreements, those tenants which were required to pay a security deposit, paid in the form of cash or letters of credit. The letters of credit are not recorded in the accompanying consolidated financial statements. As of December 31, 2001 and 2000, the Company held letters of credit for tenant security deposits totaling approximately $318,000 and $278,000, respectively.

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

The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument. The Company will designate these derivative financial instruments as hedges and apply deferral accounting, as the instrument to be hedged exposes the Company to interest rate risk, and the derivative financial instrument reduces that exposure. Gains and losses related to the derivative financial instrument are deferred and amortized over the terms of the hedged instrument. If a derivative terminates or is sold, the gain or loss would be deferred and amortized over the remaining life of the derivative. The Company has only entered into derivative transactions that satisfy the aforementioned criteria. As of December 31, 2001, 2000 and 1999 the Company had no derivative instruments.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc., an unaffiliated third party, for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property currently has one anchor tenant, a 139,451 square foot Burlington Coat Factory store on the south end of the property. On the north end of the property, there is a vacant 148,420 square foot store, previously occupied by Montgomery Wards, which is currently being marketed to new users. In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property. The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of 104,700 square feet of new open-air retail space between the existing anchors. Each partner's initial equity contribution was $500,000. The Company is a non-managing member of the LLC, therefore, the operations are not consolidated for financial reporting purposes. The wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped. As of December 31, 2001, the Company's net investment is $270,223. In addition, the Company has committed to lend the LLC up to an additional $17,800,000 to fund the initial acquisition and subsequent redevelopment. The loan terms bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances. The loan matures in five years. As of December 31, 2001, the principal balance of this mortgage receivable is $6,039,804.

(2) Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC

The accompanying consolidated financial statements of the Company include, in addition to the accounts wholly-owned subsidiaries, the accounts of Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (Inland Ryan and Inland Ryan Cliff Lake are collectively referred to as the "LLCs"). Due to the Company's ability as managing member to directly control the LLCs, they are consolidated with the Company for financial reporting purposes. The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements. During the years ended December 31, 2001 and 2000, the Company and the non-managing members entered into four amendments to the LLC agreement to reflect various transactions with individual members of Inland Ryan, LLC. In aggregate, these amendments had no effect on the Company's and the non-managing members' interest in Inland Ryan, LLC which remains at approximately 77% and 23%, respectively.

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

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

Prior to the Merger, Inland Real Estate Advisory Services, Inc. provided administration and advisory services pursuant to the terms of an advisory agreement, while Inland Commercial Property Management, Inc. provided property management services. The Company paid the Advisor, on a quarterly basis, an annual "Asset Management Fee" in amounts not to exceed one percent (1%) of its "Average Invested Assets." For the years ended December 31, 2000 and 1999, the Company paid Asset Management Fees of $2,413,500 and $4,193,068, respectively, or one half of one percent (0.5%) of its "Average Invested Assets." Similarly, prior to the Merger, the Manager was entitled to receive fees for management and leasing services not to exceed 4.5% of gross income on the properties managed. For the years ended December 31, 2000 and 1999, the Company paid property management fees of $3,044,834 and $4,869,514, respectively. As of July 1, 2000, the Advisor and the Manager became subsidiaries of the Company and, accordingly, no Asset Management Fees or Property Management Fees were due or reflected to these entities in the accompanying consolidated financial statements for the year ended December 31, 2001 and the period from July 1, 2000 to December 31, 2000.

During the year ended December 31, 2001, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations and mail processing from affiliates of The Inland Group, Inc. These services were purchased from these entities based on an hourly cost assigned to each employee of the affiliate providing the services. The hourly rate is based on the employee's salary, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses. Computer services were purchased at a contract rate of $30.00 per hour. For the years ended December 31, 2000 and 1999, the Company paid $230,894 and $625,937, respectively, for these services. The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the year ended December 31, 2001, these expenses, totaling $2,479,497, are included in general and administrative expenses to non-affiliates. Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc. Payments under this lease for the year ended December 31, 2001 were $131,160 and are also included in general and administrative expenses to non-affiliates.

During the year ended December 31, 2001, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc. The fees for these services are based on costs incurred by The Inland Real Estate Group, Inc. and are currently purchased at $190.00 per hour. For the year ended December 31, 2001, the Company paid approximately $140,822 for these legal services

An affiliate of The Inland Group, Inc. holds a mortgage on the Walgreens property, owned by the Company, located in Decatur, Illinois. As of December 31, 2001, the remaining balance of the mortgage was $668,824. The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004. For the year ended December 31, 2001, the Company paid principal and interest payments totaling $68,266 on this mortgage.

During the year ended December 31, 2001, the Company completed several financing transactions, which resulted in the Company incurring additional indebtedness of $46,130,000. In connection with obtaining this financing, which is secured by certain investment properties, the Company paid a commission for mortgage brokerage services to Cohen Financial in an amount totaling $230,650 (equivalent to one-half of one percent of the principal amounts of the indebtedness). The Company anticipates utilizing the services of Cohen Financial in future financing activities. In each case, the Company anticipates paying Cohen Financial a brokerage fee equal to one-half of one percent. Joel D. Simmons, one of the Company's independent directors, is a limited partner of Cohen Financial.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

In November 2001, the Company contributed $10,000 to the Illinois gubernatorial campaign of Roland Burris, one of the Company's independent directors.

(4) Stock Option Plan and Soliciting Dealer Warrant Plan

The Company adopted an amended and restated Independent Director Stock Option Plan which granted each Independent Director an option to acquire 3,000 shares of common stock as of the date they become a director and an additional 1000 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares granted are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The succeeding options are exercisable on the second anniversary of the date of grant. For the years ended December 31, 2001, 2000 and 1999, options to purchase 23,500, 19,500 and 15,000 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding during each of the respective periods.

In connection with the issuance of shares of common stock by the Company in public offerings conducted between October 1994 and December 1998, the Company issued warrants to purchase a total of 1,156,520 shares at a price stated in the Offering during the period commencing with the first date upon which the Soliciting Dealer Warrants were issued and ending upon the exercise period. These warrants were issued to broker dealers who sold shares in the offerings as additional selling commissions. As of December 31, 2001 and 2000, none of these warrants have been exercised and the Company ascribes no value to them for financial reporting purposes.

(5) Investment Properties

In connection with the purchase of several investment properties, the Company will receive payments under master lease agreements covering spaces vacant at the time of acquisition of these investment properties. The payments have and will continue to be made to the Company for periods ranging from one to two years from the date of acquisition of the property or until the spaces are leased and the tenants begin paying rent. As of December 31, 2001, the Company had one property subject to a master lease agreement (which expires March 2002). GAAP requires that the Company treat these payments as a reduction to the purchase price of the investment properties upon receipt, rather than as rental income. The cumulative amount of such payments was $6,873,457 and $6,527,531 as of December 31, 2001 and 2000, respectively.

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

On April 17, 2001, the Company sold one of its investment properties, Lincoln Park Place, located in Chicago, Illinois, to a tenant at the property for $2,364,378, net of closing costs. In conjunction with this sale, the Company paid off existing debt on the property of $1,050,000. The Company recorded an extraordinary loss on the early extinguishment of this debt totaling $49,823, of which $40,604 was a prepayment penalty and $9,219 was the write-off of unamortized deferred loan fees. After the debt payoff, the Company received net sales proceeds of approximately $1,274,000, net of closing costs. This sale resulted in a gain on sale of $467,337.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

Results of operations for Lincoln Park Place for the period ended April 17, 2001 and for the year ended December 31, 2000 were as follows:

	April 17, 2001	December 31, 2000

Total income	$ 86,101	316,773
Total expenses	22,183	147,065
Net income from operations	$ 63,918	169,708
	==============	===============

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
	For the years ended December 31,

	2001	2000

Rental income	$ 107,550,724	107,027,628
Additional rental income	40,501,468	41,819,409
Total revenues	155,163,611	153,124,708
Property operating expenses	44,309,588	46,677,546
Total depreciation	26,864,838	26,453,196
Total expenses	112,637,184	183,618,563
Income (loss) before other items	42,526,427	(31,360,600)

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

Notes to Consolidated Financial Statements

(continued)

(6) Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2002	$ 126,809,794
2003	116,686,427
2004	105,032,972
2005	92,867,181
2006	80,303,323
Thereafter	541,610,744

Total	$ 1,063,310,441
============

Remaining lease terms range from one year to forty-four years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of their pro rata share of the real estate taxes and operating expenses of the property. Such amounts are included in additional rental income.

Certain tenant leases contain provisions providing for "stepped" rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $2,136,811, $3,557,848 and $2,490,459 in 2001, 2000, and 1999, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $11,092,685 and $8,955,874 in related accounts and rents receivable as of December 31, 2001 and 2000, respectively. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

During May 2001, the Company was notified that Cub Foods, Inc., a tenant at six of the Company's investment properties, would be closing three of these stores. As of December 31, 2001, the stores located at Maple Park Place in Bolingbrook, Illinois, Buffalo Grove, Illinois and Indianapolis, Indiana had closed. Leases at the three closed stores are guaranteed by SuperValue, Inc. which will continue to make rental payments through 2017, 2021 and 2011, respectively, totaling approximately $1,923,000 annually. The Company is in the process of marketing these three spaces for replacement tenants and management of the Company does not expect this to have a material effect on the Company's results of operations or financial condition.

Zany Brainy, Inc., a tenant at four of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in May 2001. As of December 31, 2001, three locations remain open for business and one has closed. Wolf Camera, Inc. a tenant at four of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in June 2001. As of December 31, 2001, all four stores remain open for business. Trak Auto, a tenant at six of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in July 2001. As of December 31, 2001, all six stores have closed. K-Mart, a tenant at three of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in January 2002. As of the date of this filing, two of the stores will remain open and one is expected to close. In total, these properties account for approximately 4.5% of the Company's total square footage and approximately 2.8% of the Company's annual rental income. The Company is in the process of marketing the vacant spaces for replacement tenants and management of the Company does not expect these bankruptcy filings to have a material effect on the operations or the financial condition of the Company.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

On January 28, 2002, a motion was granted by the federal bankruptcy court to close the Chapter 11 bankruptcy reorganization case of Eagle Food Stores, Inc. Currently, Eagle Food Stores, Inc. is a tenant at three of the Company's investment properties.

(7) Mortgages Receivable

On May 28, 1999, the Company loaned an unaffiliated third party $15,500,000 secured by a property commonly known as "Thatcher Woods Shopping Center" in River Grove, Illinois. The loan matures on June 30, 2002 (extended from June 29, 2001 at the Company's option) and requires the borrower to make monthly interest-only payments on amounts outstanding at a rate of 9% per annum. The Company, at its option, may elect to purchase this property, upon completion of construction, subject to certain fair-value-based criteria stated in the contract. As of December 31, 2001, the principal balance of this mortgage receivable is $15,112,949.

On February 1, 2001, the Company entered into an LLC agreement with Tri-Land Properties, Inc. and has committed to lend the LLC up to an additional $17,800,000 to fund the initial acquisition and subsequent redevelopment at a rate of 9% per annum with interest only paid monthly (Note 1). The loan matures on January 31, 2006. As of December 31, 2001, the principal balance of this mortgage receivable is $6,039,804. A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

(8) Mortgages Payable

The Company's mortgages payable are secured by various of its investment properties and consist of the following at

December 31, 2001 and 2000:

	Interest Rate at Dec 31, 2001	Maturity Date	Current Monthly Payment	Balance at December 31, 2001	Balance at December 31, 2000
Inland Mortgage Serv. Corp. (a)	7.65%	05/2004	$ 5,689	$ 668,824	685,204
LaSalle Bank N.A. (o)	7.85%	10/2003	-	-	8,865,000
LaSalle Bank N.A. (o)	5.18%	09/2003	-	-	3,955,000
LaSalle Bank N.A. (q)	7.59%	01/2004	-	-	12,850,000
LaSalle Bank N.A. (q)	7.80%	02/2004	-	-	12,840,000
John Hancock (a, d)	9.00%	11/2001	-	-	8,776,181
LaSalle Bank N.A.	7.65%	06/2004	-	-	10,216,880
LaSalle Bank N.A. (l, q)	7.49%	06/2004	-	-	9,791,500
LaSalle Bank N.A. (q)	7.23%	01/2005	-	-	4,677,795
Allstate	7.21%	12/2004	38,453	6,400,000	6,400,000
LaSalle Bank N.A. (c)	2.13%	12/2014	12,242	6,200,000	6,200,000
LaSalle Bank N.A. (q)	7.28%	03/2005	-	-	4,050,000
LaSalle Bank N.A. (n)	5.18%	04/2003	-	-	1,150,000
LaSalle Bank N.A.	7.00%	04/2005	106,404	17,897,500	17,897,500
Allstate	7.00%	02/2005	31,946	5,476,500	5,476,500
Allstate	7.00%	01/2005	23,917	4,100,000	4,100,000
Allstate	7.15%	01/2005	18,173	3,050,000	3,050,000
Allstate (b)	7.10%	03/2003	17,620	2,978,000	2,978,000
Allstate	6.65%	05/2005	53,200	9,600,000	9,600,000
Allstate	9.25%	12/2009	30,125	3,908,081	3,908,082
Allstate	6.82%	08/2005	60,243	10,600,000	10,600,000
LaSalle Bank N.A.	6.50%	12/2005	74,527	13,500,000	13,500,000
Allstate	6.66%	10/2003	17,483	3,150,000	3,150,000
Allstate	7.00%	12/2003	65,333	11,200,000	11,200,000
Berkshire Mortgage (a)	7.79%	10/2007	95,088	14,175,198	14,318,117
Woodmen of the World	6.75%	06/2008	26,016	4,625,000	4,625,000
Lehman secured financing (e)	6.36%	10/2008	299,025	54,600,000	54,600,000
Column secured financing (f)	7.00%	11/2008	150,694	25,000,000	25,000,000
Principal Life Insurance (m)	6.24%	11/2001	-	-	10,734,710
Bear, Stearns secured financing (g)	6.86%	06/2004	328,662	57,450,000	57,450,000
LaSalle Bank N.A.	3.49%	10/2004	(h)	13,912,700	13,912,700
LaSalle Bank N.A. (i)	7.26%	10/2004	58,269	9,450,000	9,450,000
LaSalle Bank N.A. (i)	7.25%	10/2004	65,604	10,654,300	10,654,300
Allstate (k)	7.40%	09/2005	220,687	35,787,000	35,787,000
Midland Loan Serv. (a)	7.86%	01/2008	37,649	5,013,259	5,069,384
LaSalle Bank N.A. (i)	7.26%	12/2004	54,939	8,910,000	8,910,000
LaSalle Bank N.A. (i)	7.36%	12/2004	60,322	9,650,000	9,650,000

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

	Interest Rate at Dec 31, 2001	Maturity Date	Current Monthly Payment	Balance at December 31, 2001	Balance at December 31, 2000
LaSalle Bank N.A. (i)	7.26%	01/2005	$ 60,042	$ 9,737,620	9,737,620
LaSalle Bank N.A.	3.54%	03/2005	(h)	2,400,000	2,400,000
LaSalle Bank N.A.	3.54%	04/2005	(h)	2,467,700	2,467,700
LaSalle Bank N.A.	3.54%	06/2005	(h)	5,599,000	5,599,000
LaSalle Bank N.A.	3.44%	11/2005	(h)	3,650,000	3,650,000
LaSalle Bank N.A. (i)	6.81%	12/2005	45,305	7,833,000	7,833,000
Allstate (j, r)	7.38%	02/2006	132,750	21,600,000	-
Bear, Stearns secured financing (p, r)	6.50%	09/2006	73,288	13,530,000	-
Principal Life Insurance (m, r)	5.96%	12/2008	54,633	11,000,000	-
LaSalle Bank N.A.	3.73%	12/2006	(h)	67,346,175	_______-

Mortgages Payable				$ 493,119,857	467,766,173
				===========	===========

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

(c) As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 issued by the Village of Skokie, Illinois. The interest rate floats and is reset weekly by a re-marketing agent. The rate at December 31, 2001 is 2.13%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding. In addition, there is a .125% re-marketing fee paid annually and a trustee fee of $250 paid quarterly.

(d) The Company received a subsidy at closing from the seller of the property securing this loan for a period of five years, which together with interest earnings on the initial deposit, will provide a sum that will be drawn down on a monthly basis by the Company to reduce the effective interest rate paid on the loan to 7% per annum. On November 30, 2001, this loan matured and was paid in full. Reference is made to Note 12 for information on new debt secured on this property.

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

  On September 5, 2001, the Company negotiated with the borrower for a sixty-day extension on this loan which is secured by Woodland Commons located in Buffalo Grove, Illinois. This loan, with an original maturity date of September 22, 2001, matured on November 22, 2001. The interest rate remained at 6.24% during this extension. On November 6, 2001, the Company refinanced this loan with the same lender with a principal amount of $11,000,000 and an interest rate of 5.96%. This loan matures on December 1, 2008.

  On April 1, 2001, the interest rate on this loan, previously 6.99%, was scheduled to adjust to a floating rate of interest based on prime. The Company negotiated with the borrower to change the calculation of interest to be based on LIBOR. On December 18, 2001, this loan was paid in full and replaced with a new loan for the same principal balance with a variable interest rate based on LIBOR. As of December 31, 2001, the interest rate on this loan is 3.73%. In conjunction with the payoff of this loan, the Company recorded an extraordinary loss on the early extinguishment of this debt totaling $3,614 which was the write-off of unamortized loan fees.

  On September 1, 2001, the interest rate on these loans, previously 7.85%, was scheduled to adjust to a floating rate of interest based on prime. The Company negotiated with the borrower to change the calculation of interest to be based on LIBOR. On December 18, 2001, these loans were paid in full and replaced with new loans for the same principal balances with variable interest rates based on LIBOR. As of December 31, 2001, the interest rate on these loans is 3.73%. In conjunction with the payoff of these loans, the Company recorded an extraordinary loss on the early extinguishment of debt totaling $47,894 which was the write-off of unamortized loan fees.

  The Company paid $132,673 of loan fees and $18,750 of other costs associated with this financing to Bear, Stearns.

  On December 18, 2001, these loans were paid in full and replaced with new loans for the same principal balances with variable interest rates based on LIBOR. As of December 31, 2001, the interest rate on these new loans is 3.73%, as compared to interest rates ranging from 7.23% to 7.80%. In conjunction with the payoff of these loans, the Company recorded an extraordinary loss on the early extinguishment of debt totaling $1,344,739, of which $1,095,787 was prepayment penalties and $248,952 was the write-off of unamortized loan fees.

  During the year ended December 31, 2001, the Company completed several financing transactions, which resulted in the Company incurring additional indebtedness of $46,130,000. In connection with obtaining this financing, which is secured by certain investment properties, the Company paid a commission for mortgage brokerage services to Cohen Financial in an amount totaling $230,650 (equivalent to one-half of one percent of the principal amounts of the indebtedness). The Company anticipates utilizing the services of Cohen Financial in future financing activities. In each case, the Company anticipates paying Cohen Financial a brokerage fee equal to one-half of one percent. Joel D. Simmons, one of the Company's independent directors, is a limited partner of Cohen Financial.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

As of December 31, 2001, the required future principal payments on the Company's mortgages payable over the next five years are as follows:

2002	$ 233,000
2003	17,580,014
2004	117,976,697
2005	131,970,654
2006	102,770,783

On December 18, 2001, the Company paid in full and replaced approximately $67,000,000 of debt with new loans for the same principal balances with variable interest rates based on LIBOR. As of December 31, 2001, the interest rate on these new loans is 3.73%, as compared to interest rates ranging from 5.18% to 7.85%. In conjunction with the payoff of these loans, the Company recorded an extraordinary loss on the early extinguishment of debt totaling $1,396,247, of which $1,095,787 was prepayment penalties and $300,460 was the write-off of unamortized loan fees.

(9) Earnings per Share

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the Company. For the years ended December 31, 2001, 2000 and 1999, options to purchase 23,500, 19,500 and 15,000 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding during each of the respective periods.

As of December 31, 2001, warrants to purchase 1,156,520 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the warrants exercise price was greater than prices for our commons shares published by various "secondary market" sources.

The weighted average number of common shares outstanding were 63,108,080, 59,138,837 and 54,603,088 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

Property net operating income, net investment properties and total assets are summarized in the following tables as of December 31, 2001, 2000 and 1999, along with a reconciliation to income (loss) before other items:
	2001	2000	1999

Total rental and additional rental income	$ 147,936,798	146,614,163	118,903,932
Total property operating expenses	(44,309,588)	(46,268,023)	(39,002,025)

Property net operating income	103,627,210	100,346,140	79,901,907

Other income:
Lease termination income	2,481,404	500,000	-
Interest income	2,795,627	2,209,214	4,206,809
Dividend income	1,424,596	1,069,454	468,992
Other income	409,792	499,003	207,836

Non property expenses:
Merger consideration costs	-	(68,775,449)	-
Professional services	(633,590)	(490,684)	(770,945)
General and administrative	(3,892,969)	(2,593,416)	(1,653,597)
Bad debt expense	(1,725,308)	(1,458,604)	(1,300,550)
Advisor asset management fee	-	(2,413,500)	(4,193,068)
Mortgage interest	(34,797,147)	(33,682,106)	(25,653,724)
Depreciation and amortization	(27,207,583)	(26,218,963)	(20,361,269)
Acquisition cost expense	(44,458)	(128,151)	(565,823)

Income (loss) before other items	$ 42,437,574	(31,137,062)	30,286,568
	===========	============	============
Net investment properties	$ 915,402,574	930,272,644	907,381,429
	===========	============	============
Total assets	$ 1,020,363,136	1,002,893,982	982,281,972
	=============	=============	=============

(11) Commitments and Contingencies

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

In connection with a tax increment financing district for three of the Company's investment properties, the Company is contingently liable for any shortfalls in the Tax Increment as defined. At December 31, 2001, the Company does not believe any shortfall under the Tax Increment will be due.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

(12) Subsequent Events

On January 1, 2002, the Company issued to Mark E. Zalatoris, Senior Vice President and Chief Financial Officer, a total of 909.09 restricted shares of the Company's common stock, in connection with an employment agreement dated June 15, 2001.

On January 17, 2002, the Company paid a distribution of $5,007,113 to Stockholders of record as of December 1, 2001.

The Company has increased the dividend payable to holders of its common stock from $.93 per share to $.94 per share on a per annum basis. The increase goes into effect to the Stockholders of record on February 1, 2002 with the dividend payable in March 2002.

On February 11, 2002, the Company obtained a loan secured by Aurora Commons, located in Aurora, Illinois. This investment property previously had a loan with a principal balance of $8,573,411 and an interest rate of 9.00% at maturity. The new loan has a principal balance of $8,000,000, an interest rate of 6.6% and matures in seven years. In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Cohen Financial in an amount equal to $40,000 (equivalent to one-half of one percent of the principal amount of the indebtedness). Joel D. Simmons, one of the Company's independent directors, is a limited partner of Cohen Financial.

(13) Quarterly Operating Results (unaudited)

The following represents results of operations for the quarters during the years 2001 and 2000:

2001

	December 31	September 30	June 30	March 31

Total income	$ 36,384,131	38,445,471	37,177,098	43,041,517
Net income	7,668,271	10,350,491	9,781,065	12,866,110

Net income per common share, basic and diluted	.13	.16	.15	.20

2000

	December 31	September 30	June 30	March 31

Total income	$ 39,251,846	36,690,148	38,475,529	36,474,311
Net income (loss)	10,046,416	(57,617,402)	10,044,445	5,522,734

Net income (loss) per common share, basic and diluted	.11	(.93)	.18	.10

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2001

Initial Cost Gross amount at which carried

(A) at end of period(B)

	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and Improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	DateAcq
Single-user Retail

Ameritech Joliet, IL	$ 522,375	170,000	883,293	2,544	170,000	885,837	1,055,837	138,600	1995	05/97
Bakers Shoes Chicago, IL	-	645,284	342,993	15,120	645,284	358,113	1,003,397	38,480	1891	09/98
Bally's Total Fitness St. Paul, MN	3,145,300	1,298,052	4,612,336	-	1,298,052	4,612,336	5,910,388	424,710	1988	09/99
Carmax Schaumburg, IL	7,260,000	7,142,020	13,461,169	-	7,142,020	13,461,169	20,603,189	1,383,495	1998	12/98
Carmax Tinley Park, IL	9,450,000	6,788,880	12,116,751	-	6,788,880	12,116,751	18,905,631	1,245,321	1998	12/98
Circuit City Traverse City, MI	1,603,000	1,123,170	1,778,861	-	1,123,170	1,778,861	2,902,031	178,723	1998	01/99
Cub Foods Buffalo Grove, IL	3,650,000	1,425,840	5,928,515	-	1,425,840	5,928,515	7,354,355	569,511	1999	06/99
Cub Foods Indianapolis, IN	2,867,000	2,182,557	3,560,502	-	2,182,557	3,560,502	5,743,059	438,178	1991	03/99
Cub Foods Plymouth, MN	2,732,000	1,551,104	3,916,470	-	1,551,104	3,916,470	5,467,574	409,083	1991	03/99
Dominick's Countryside, IL	1,150,000	1,375,000	925,106	-	1,375,000	925,106	2,300,106	148,594	1975	12/97
Dominick's Glendale Heights, IL	4,100,000	1,265,000	6,942,997	9,194	1,265,000	6,952,191	8,217,191	1,054,286	1997	09/97
Dominick's Hammond, IN	4,100,000	825,225	8,025,601	-	825,225	8,025,601	8,850,826	770,751	1999	05/99
Dominick's Highland Park, IL	6,400,000	3,200,000	9,597,963	2,200	3,200,000	9,600,163	12,800,163	1,767,915	1996	06/97
Dominick's Schaumburg, IL	5,345,500	2,294,437	8,392,661	2,679	2,294,437	8,395,340	10,689,777	1,282,614	1996	05/97

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2001

Initial Cost Gross amount at which carried

(A) at end of period(B)

	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and Improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	DateAcq

Dominick's West Chicago, IL	$ 3,150,000	1,980,130	4,325,331	293,830	1,980,130	4,619,161	6,599,291	628,230	1990	01/98
Eagle Country Market Roselle, IL	1,450,000	966,667	1,940,898	-	966,667	1,940,898	2,907,565	318,839	1990	11/97
Eagle Ridge Center Lindenhurst, IL	3,000,000	866,702	5,144,821	-	866,702	5,144,821	6,011,523	519,001	1998	04/99
Hollywood Video Hammond, IN	740,000	405,213	948,925	-	405,213	948,925	1,354,138	97,499	1998	12/98
Party City Oakbrook Terrace, IL	987,500	750,000	1,231,271	31,050	750,000	1,262,321	2,012,321	171,168	1985	11/97
Petsmart Gurnee, IL	-	915,001	2,388,655	-	915,001	2,388,655	3,303,656	53,081	1997	04/01
Riverdale Commons Outlot Coon Rapids, MN	-	544,676	605,205	-	544,676	605,205	1,149,881	51,332	1999	03/00
Staples Freeport, IL	1,480,000	725,288	1,969,690	-	725,288	1,969,690	2,694,978	270,649	1998	04/98
United Audio Center Schaumburg, IL	1,240,000	1,215,143	1,272,717	-	1,215,143	1,272,717	2,487,860	114,545	1998	09/99
Walgreens Decatur, IL	668,824	78,330	1,130,723	-	78,330	1,130,723	1,209,053	260,694	1988	01/95
Walgreens Woodstock, IL	569,610	395,080	774,906	-	395,080	774,906	1,169,986	102,115	1973	06/98
Zany Brainy Wheaton, IL	1,245,000	838,000	1,626,033	664	838,000	1,626,697	2,464,697	298,209	1995	07/96

Neighborhood Retail Centers

Antioch Plaza Antioch, IL	875,000	268,000	1,360,445	(75,949)	268,000	1,284,496	1,552,496	268,093	1995	12/95
Aurora Commons Aurora, IL	-	3,220,000	8,318,861	477,057	3,220,000	8,795,918	12,015,918	1,579,160	1988	01/97

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2001

Initial Cost Gross amount at which carried

(A) at end of period(B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	DateAcq

Baytowne Square Champaign, IL	$ 7,027,000	3,820,545	8,853,078	(25,051)	3,820,545	8,828,027	12,648,572	981,378	1993	02/99
Berwyn Plaza Berwyn, IL	708,638	769,073	1,078,379	10,105	769,073	1,088,484	1,857,557	133,944	1983	05/98
Bohl Farm Marketplace Crystal Lake, IL	7,833,000	5,800,157	9,888,134	660	5,800,157	9,888,794	15,688,951	379,202	2000	12/00
Burnsville Crossing Burnsville, MN	2,858,100	2,061,340	4,667,414	109,271	2,061,340	4,776,685	6,838,025	479,452	1989	09/99
Byerly's Burnsville Burnsville, MN	2,915,900	1,706,797	4,144,841	1,847,683	1,706,797	5,992,524	7,699,321	477,209	1988	09/99
Calumet Square Calumet City, IL	1,032,920	527,000	1,540,046	124,186	527,000	1,664,232	2,191,232	249,462	67/94	06/97
Cliff Lake Center Eagan, MN	5,013,259	2,517,253	3,056,771	495,059	2,517,253	3,551,830	6,069,083	463,764	1988	09/99
Cobblers Crossing Elgin, IL	5,476,500	3,226,089	7,827,380	193,452	3,226,089	8,020,832	11,246,921	1,323,433	1993	05/97
Crestwood Plaza Crestwood, IL	904,380	325,577	1,483,183	81,603	325,577	1,564,786	1,890,363	277,419	1992	12/96
Downers Grove Market Downers Grove, IL	10,600,000	6,224,467	11,616,661	(9,297)	6,224,467	11,607,364	17,831,831	1,646,602	1998	03/98
Eagle Crest Naperville, IL	2,350,000	1,878,618	2,938,352	356,058	1,878,618	3,294,410	5,173,028	740,692	1991	03/95
Eastgate Shopping Center Lombard, IL	3,345,000	4,252,440	2,577,933	2,039,346	4,252,440	4,617,279	8,869,719	556,685	1959	07/98
Edinburgh Festival Brooklyn Park, MN	4,625,000	2,472,746	6,372,809	5,270	2,472,746	6,378,079	8,850,825	746,199	1997	10/98
Elmhurst City Center Elmhurst, IL	2,513,765	2,050,217	3,011,298	(348,189)	2,050,217	2,663,109	4,713,326	345,327	1994	02/98
Fashion Square Skokie, IL	6,200,000	2,393,534	6,901,769	197,130	2,393,534	7,098,899	9,492,433	965,941	1984	12/97
Gateway Square Hinsdale, IL	3,470,000	3,045,966	3,899,226	97,113	3,045,966	3,996,339	7,042,305	433,933	1985	03/99

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2001

Initial Cost Gross amount at which carried

(A) at end of period(B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	DateAcq

Goodyear Montgomery, IL	$ 630,000	315,000	834,659	(11,158)	315,000	823,501	1,138,501	173,941	1991	09/95
Grand and Hunt Club Gurnee, IL	1,796,000	969,840	2,622,575	(52,811)	969,840	2,569,764	3,539,604	428,361	1996	12/96
Hartford Plaza Naperville, IL	2,310,000	990,000	3,427,961	20,912	990,000	3,448,873	4,438,873	787,930	1995	09/95
Hawthorn Village Vernon Hills, IL	4,280,000	2,634,545	5,921,127	367,768	2,634,545	6,288,895	8,923,440	1,124,814	1979	08/96
Hickory Creek Marketplace Frankfort, IL	3,108,300	1,796,717	4,435,125	2,642,354	1,796,717	7,077,479	8,874,196	502,026	1999	08/99
High Point Center Madison, WI	5,360,988	1,449,560	8,817,508	381,623	1,449,560	9,199,131	10,648,691	1,176,252	1984	04/98
Homewood Plaza Homewood, IL	1,013,201	534,599	1,398,042	8,360	534,599	1,406,402	1,941,001	201,442	1993	02/98
Iroquois Center Naperville, IL	5,950,000	3,668,347	8,276,041	726,789	3,668,347	9,002,830	12,671,177	1,250,564	1983	12/97
Joliet Commons Ph II Joliet, IL	2,400,000	810,798	3,998,532	-	810,798	3,998,532	4,809,330	276,015	1999	02/00
Mallard Crossing Elk Grove Village, IL	4,050,000	1,795,766	6,383,240	123,843	1,795,766	6,507,083	8,302,849	1,061,014	1993	05/97
Maple Grove Retail Maple Grove, MN	3,958,000	2,172,777	5,758,017	1,342,312	2,172,777	7,100,329	9,273,106	584,760	1998	09/99
Maple Plaza Downers Grove, IL	1,582,500	1,364,202	1,822,493	191,520	1,364,202	2,014,013	3,378,215	312,717	1988	01/98
Marketplace at Six Corners Chicago, IL	11,200,000	9,007,150	10,014,533	-	9,007,150	10,014,533	19,021,683	1,039,549	1997	11/98
Mundelein Plaza Mundelein, IL	2,810,000	1,695,000	3,965,561	10,228	1,695,000	3,975,789	5,670,789	755,286	1990	03/96
Nantucket Square Schaumburg, IL	2,200,000	1,908,000	2,349,918	(55,972)	1,908,000	2,293,946	4,201,946	476,728	1980	09/95
Niles Shopping Center Niles, IL	1,617,500	850,000	2,466,389	26,658	850,000	2,493,047	3,343,047	391,154	1982	04/97

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2001

Initial Cost Gross amount at which carried

(A) at end of period(B)
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	DateAcq

Oak Forest Commons Oak Forest, IL	$ 6,617,871	2,795,519	9,033,988	607,327	2,795,519	9,641,315	12,436,834	1,287,840	1998	03/98
Oak Forest Commons Ph III Oak Forest, IL	552,700	204,881	906,609	(14,803)	204,881	891,806	1,096,687	92,979	1999	06/99
Oak Lawn Town Center Oak Lawn, IL	1,200,000	1,384,049	1,034,346	-	1,384,049	1,034,346	2,418,395	89,446	1999	06/99
Orland Greens Orland Park, IL	2,132,000	1,246,440	3,877,755	213,585	1,246,440	4,091,340	5,337,780	467,869	1984	09/98
Orland Park Retail Orland Park, IL	625,000	460,867	795,939	(22,566)	460,867	773,373	1,234,240	114,267	1997	02/98
Park Place Plaza St. Louis Park, MN	6,407,000	4,255,856	8,575,148	-	4,255,856	8,575,148	12,831,004	781,419	1997	09/99
Park St. Claire Schaumburg, IL	762,500	319,578	986,920	226,674	319,578	1,213,594	1,533,172	384,540	1994	12/96
Plymouth Collection Plymouth, MN	3,441,000	1,459,045	5,174,725	(6,488)	1,459,045	5,168,237	6,627,282	580,818	1999	01/99
Prairie Square Sun Prairie, WI	1,550,000	739,575	2,381,050	66,231	739,575	2,447,281	3,186,856	352,806	1995	03/98
Prospect Heights Prospect Heights, IL	1,095,000	494,300	1,683,005	63,714	494,300	1,746,719	2,241,019	325,639	1985	06/96
Quarry Outlot Hodgkins, IL	900,000	522,000	1,278,431	8,872	522,000	1,287,303	1,809,303	214,504	1996	12/96
Regency Point Lockport, IL	-	1,000,000	4,720,800	(19,377)	1,000,000	4,701,423	5,701,423	901,122	1993	04/96
Riverplace Center Noblesville, IN	3,323,000	1,591,682	4,497,515	-	1,591,682	4,497,515	6,089,197	495,723	1992	11/98
River Square Shopping Cntr Naperville, IL	3,050,000	2,853,226	3,129,477	422,510	2,853,226	3,551,987	6,405,213	568,423	1988	06/97
Rose Plaza Elmwood Park, IL	2,008,000	1,530,149	2,665,910	(24,750)	1,530,149	2,641,160	4,171,309	339,780	1997	11/98
Rose Plaza East Naperville, IL	1,085,700	825,132	1,380,144	-	825,132	1,380,144	2,205,276	109,719	1999	01/00

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2001

Initial Cost Gross amount at which carried

(A) at end of period(B)
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	DateAcq

Rose Plaza West Naperville, IL	$ 1,382,000	989,499	1,790,417	-	989,499	1,790,417	2,779,916	157,584	1997	09/99
Salem Square Countryside, IL	3,130,000	1,735,000	4,449,217	564,941	1,735,000	5,014,158	6,749,158	822,350	1973	08/96
Schaumburg Plaza Schaumburg, IL	3,908,081	2,469,921	4,610,798	47,921	2,469,921	4,658,719	7,128,640	592,743	1994	06/98
Schaumburg Promenade Schaumburg, IL	9,650,000	6,562,000	12,763,506	(45,121)	6,562,000	12,718,385	19,280,385	938,004	1999	12/99
Sears Montgomery, IL	1,645,000	768,000	2,654,681	2,512	768,000	2,657,193	3,425,193	485,906	1990	06/96
Sequoia Shopping Center Milwaukee, WI	1,505,000	1,216,914	1,805,784	13,360	1,216,914	1,819,144	3,036,058	271,442	1988	06/97
Shingle Creek Brooklyn Center, MN	1,735,000	1,228,197	2,261,560	341,250	1,228,197	2,602,810	3,831,007	258,015	1986	09/99
Shoppes of Mill Creek Palos Park, IL	5,660,000	3,305,949	8,118,580	113,659	3,305,949	8,232,239	11,538,188	1,136,224	1989	03/98
Shops at Coopers Grove Country Club Hills, IL	2,900,000	1,398,322	4,417,565	87,678	1,398,322	4,505,243	5,903,565	612,974	1991	01/98
Shorecrest Plaza Racine, WI	2,978,000	1,150,000	4,775,119	37,402	1,150,000	4,812,521	5,962,521	705,404	1977	07/97
Six Corners Chicago, IL	3,100,000	1,440,000	4,532,977	477,677	1,440,000	5,010,654	6,450,654	823,760	1966	10/96
Spring Hill Fashion Center West Dundee, IL	4,690,000	1,794,000	7,415,396	340,811	1,794,000	7,756,207	9,550,207	1,313,315	1985	11/96
St. James Crossing Westmont, IL	3,847,599	2,610,600	4,938,351	160,291	2,610,600	5,098,642	7,709,242	734,252	1990	03/98
Stuart's Crossing St. Charles, IL	6,050,000	4,234,079	9,421,791	(316,455)	4,234,079	9,105,336	13,339,415	824,832	1999	08/98
Summit of Park Ridge Park Ridge, IL	1,600,000	672,000	2,498,050	172,505	672,000	2,670,555	3,342,555	434,678	1986	12/96
Terramere Plaza Arlington Heights, IL	2,202,500	1,435,000	2,981,314	258,262	1,435,000	3,239,576	4,674,576	432,647	1980	12/97

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2001

Initial Cost Gross amount at which carried

(A) at end of period(B)
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	DateAcq

Two Rivers Plaza Bolingbrook, IL	$ 3,658,000	1,820,453	4,993,133	6,050	1,820,453	4,999,183	6,819,636	657,583	1994	10/98
V. Richard's Plaza (formerly known as Loehmann's Plaza) Brookfield, WI	6,643,000	4,797,940	8,758,688	234,191	4,797,940	8,992,879	13,790,819	926,538	1985	02/99
Wauconda Shopping Center Wauconda, IL	1,333,834	454,500	2,067,622	-	454,500	2,067,622	2,522,122	269,820	1988	05/98
Western & Howard Chicago, IL	992,681	439,990	1,523,460	-	439,990	1,523,460	1,963,450	195,433	1985	04/98
West River Crossing Joliet, IL	2,806,700	2,316,806	3,320,482	(132,161)	2,316,806	3,188,321	5,505,127	297,805	1999	08/99
Wilson Plaza Batavia, IL	650,000	310,000	999,366	23,960	310,000	1,023,326	1,333,326	155,511	1986	12/97
Winnetka Commons New Hope, MN	2,233,744	1,596,600	2,858,630	91,361	1,596,600	2,949,991	4,546,591	405,210	1990	07/98
Wisner/Milwaukee Plaza Chicago, IL	974,725	528,576	1,383,292	-	528,576	1,383,292	1,911,868	188,167	1994	02/98
Woodland Heights Streamwood, IL	3,940,009	2,976,000	6,898,100	(72,624)	2,976,000	6,825,476	9,801,476	855,859	1956	06/98

Community Centers

Bergen Plaza Oakdale, MN	9,141,896	5,346,781	11,700,498	538,098	5,346,781	12,238,596	17,585,377	1,643,068	1978	04/98
Chatham Ridge Chicago, IL	9,737,620	4,089,800	15,455,577	356,149	4,089,800	15,811,726	19,901,526	1,090,311	1999	02/00
Chestnut Court Darien, IL	8,618,623	5,719,982	10,350,084	239,124	5,719,982	10,589,208	16,309,190	1,448,920	1987	03/98
Fairview Heights Plaza Fairview Heights, IL	5,637,000	2,350,493	8,914,458	775,857	2,350,493	9,690,315	12,040,808	1,046,481	1991	08/98
Joliet Commons Joliet, IL	14,175,198	4,088,806	15,684,488	439,007	4,088,806	16,123,495	20,212,301	2,057,120	1995	10/98

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2001

Initial Cost Gross amount at which carried

(A) at end of period(B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	DateAcq

Lake Park Plaza Michigan City, IN	$ 6,489,618	3,252,861	9,208,072	859,963	3,252,861	10,068,035	13,320,896	1,353,890	1990	02/98
Lansing Square Lansing, IL	8,150,000	4,075,000	12,179,383	1,360,418	4,075,000	13,539,801	17,614,801	2,147,299	1991	12/96
Maple Park Place Bolingbrook, IL	7,650,000	3,665,909	11,669,428	554,874	3,665,909	12,224,302	15,890,211	2,269,819	1992	01/97
Naper West Naperville, IL	7,695,199	5,335,000	9,611,971	(86,297)	5,335,000	9,525,674	14,860,674	1,445,015	1985	12/97
Park Center Plaza Tinley Park, IL	7,337,000	5,513,730	9,918,397	(899,986)	5,513,730	9,018,411	14,532,141	1,124,292	1988	12/98
Pine Tree Plaza Janesville, WI	9,890,000	2,889,136	15,644,108	(283,392)	2,889,136	15,360,716	18,249,852	1,323,042	1998	10/99
Quarry Retail Minneapolis, MN	15,670,000	7,761,542	23,603,421	16,333	7,761,542	23,619,754	31,381,296	2,126,428	1997	09/99
Randall Square Geneva, IL	13,530,000	7,843,105	19,745,173	504,048	7,843,105	20,249,221	28,092,326	1,937,595	1999	05/99
Riverdale Commons Coon Rapids, MN	9,752,000	4,324,439	15,131,353	11,687	4,324,439	15,143,040	19,467,479	1,370,736	1998	09/99
Rivertree Court Vernon Hills, IL	17,547,999	8,651,875	22,963,475	809,423	8,651,875	23,772,898	32,424,773	3,705,733	1988	07/97
Springboro Plaza Springboro, OH	5,161,000	1,079,108	8,240,455	-	1,079,108	8,240,455	9,319,563	896,077	1992	11/98
Woodfield Commons E/W Schaumburg, IL	13,500,000	8,556,243	18,811,789	752,438	8,556,243	19,564,227	28,120,470	2,379,883	73/75 1997	10/98
Woodfield Plaza Schaumburg, IL	9,600,000	4,612,277	15,160,000	(641,825)	4,612,277	14,518,175	19,130,452	2,091,337	1992	01/98
Woodland Commons Buffalo Grove, IL	11,000,000	5,337,727	15,410,472	823,068	5,337,727	16,233,540	21,571,267	1,640,142	1991	02/99

Total	$493,119,857	283,915,378	699,634,937	21,712,600	283,915,378	721,347,537	1,005,262,915	90,026,209

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2001, 2000 and 1999

Notes:

(A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) The aggregate cost of real estate owned at December 31, 2001 and 2000 for federal income tax purposes was approximately $892,691,000 and $880,350,000, unaudited, respectively.

  Adjustments to basis includes additions to investment properties net of payments received under master lease agreements. In connection with the purchase of several investment properties, the Company will receive payments under master lease agreements covering spaces vacant at the time of acquisition of those investment properties. The payments have and will continue to be made to the Company for periods ranging from one to two years from the date of acquisition of the property or until the spaces are leased. As of December 31, 2001, the Company had one property subject to a master lease agreement (which expires in March 2002). GAAP requires that the Company treat these payments as a reduction to the purchase price of the investment properties upon receipt, rather than as rental income.

  Not included in the building and improvements and accumulated depreciation totals are expenses paid by the Company for improvements to spaces leased for its corporate offices. As of December 31, 2001 these amounts are $230,529 and $64,661, respectively.

  Reconciliation of real estate owned
	2001	2000	1999

Balance at beginning of year	$ 992,386,070	943,106,944	645,979,867
Purchases of investment properties	3,303,657	45,169,948	294,537,006
Additions to investment properties	12,210,701	5,488,050	5,893,566
Sale of investment properties	(2,058,483)	-	(1,117,665)
Donation of land	(2,575)	-	-
Payments received under master leases	(345,926)	(1,378,872)	(2,185,830)
Balance at end of year	$ 1,005,493,444	992,386,070	943,106,944
	=============	=============	=============

  Reconciliation of accumulated depreciation:

Balance at beginning of year	$ 63,414,018	37,424,871	17,161,998
Depreciation expense	26,838,297	25,989,147	20,262,873
Accumulated depreciation on sale of investment property	(161,445)	________-	________-

Balance at end of year	$ 90,090,870	63,414,018	37,424,871
	=============	=============	============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 2001.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information which appears under the captions "Proposal No. 1-Election of Directors and Executive Officers" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders is incorporated by reference into this Item 10.

Item 11. Executive Compensation

The information which appears under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders is incorporated by reference into this Item 11, provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation set forth therein shall not be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information which appears under the captions "Certain Relationships and Related Transactions" and "Common Stock Ownership of Management" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

Item 13. Certain Relationships and Related Transactions

The information which appears under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) List of documents filed:

(1) The consolidated financial statements of the Company are set forth in the report in Item 8.

(2) Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2001 is submitted herewith.

Page

Real Estate and Accumulated Depreciation (Schedule III) 59

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

4.1 Specimen Stock Certificate (2)

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

    10.1 (e) Amendment No. 5 to the Advisory Agreement dated June 30, 1998 (6)

    Form of Management Agreement between the Registrant and Inland Commercial

Property Management, Inc. (4)

10.3 Amended and Restated Independent Director Stock Option Plan (3)

10.4 Employment Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (9)

10.5 Supplemental Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (9)

21 Subsidiaries of the Registrant (1)

23 Consent of KPMG LLP dated March 12, 2001 (1)

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
Date: March 5, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
/s/ ROBERT D. PARKS	/s/ HEIDI N. LAWTON

By: Robert D. Parks	By: Heidi N. Lawton
President, Chief Executive Officer	Director
and Chairman of the Board
Date: March 5, 2002	Date: March 5, 2002

/s/ JOEL D. SIMMONS	/s/ ROLAND W. BURRIS
By: Joel D. Simmons	By: Roland W. Burris
Director	Director
Date: March 5, 2002	Date: March 5, 2002

/s/ G. JOSEPH COSENZA	/s/ JOEL G. HERTER
By: G. Joseph Cosenza	By: Joel G. Herter
Director	Director
Date: March 5, 2002	Date: March 5, 2002

/s/ MARK E. ZALATORIS
By: Mark E. Zalatoris
Senior Vice President, Chief
Financial Officer and Treasurer
Date: March 5, 2002