Form 10-Q
period 2002-03-31
INLAND REAL ESTATE CORP
filed 2002-05-14
CIK 923284

3: UNITED STATES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  No

As of May 7, 2002, there were 63,809,114 Shares of Common Stock outstanding.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

TABLE OF CONTENTS

	Part I

		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	5

	Consolidated Statement of Stockholders' Equity	6

	Consolidated Statements of Cash Flows	7

	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

	Part II

Item 6.	Exhibits and Reports on Form 8-K

	(a) Exhibits	30

	(b) Reports of Form 8-K	30

SIGNATURES		31

Part I - Financial Statements

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets

March 31, 2002 and December 31, 2001

Assets

	March 31, 2002
	(unaudited)	December 31, 2001

Investment properties (Note 4):
Land	$ 282,497,379	283,915,378
Building and improvements	716,739,480	721,578,066

	999,236,859	1,005,493,444
Less accumulated depreciation	95,909,673	90,090,870

Net investment properties	903,327,186	915,402,574

Cash and cash equivalents	36,548,604	29,976,991
Investment in securities (net of an unrealized gain of $1,640,965 and $1,251,426 at March 31, 2002 and December 31, 2001, respectively) (Note 1)	13,974,526	13,584,987
Investment in LLC (Note 7)	256,301	270,223
Investment in marketable securities	63,073	63,073
Investment property held for sale (net of accumulated depreciation of $705,404) (Note 5)	5,257,117	-
Restricted cash	7,458,193	6,606,300
Accounts and rents receivable (net of provision for doubtful accounts of $1,770,262 and $1,968,492 at March 31, 2002 and December 31, 2001, respectively) (Note 6)	29,999,574	28,314,800
Mortgages receivable (Note 7)	21,495,470	21,152,753
Deposits and other assets	342,390	396,506
Leasing fees (net of accumulated amortization of $490,925 and $419,416 at March 31, 2002 and December 31, 2001, respectively)	1,107,515	1,083,869
Loan fees (net of accumulated amortization of $2,121,745 and $2,924,063 at March 31, 2002 and December 31, 2001, respectively)	3,520,827	3,511,060

Total assets	$ 1,023,350,776	1,020,363,136
	==============	===============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

March 31, 2002 and December 31, 2001

Liabilities and Stockholders' Equity

	March 31, 2002
	(unaudited)	December 31, 2001
Liabilities:
Accounts payable and accrued expenses	$ 1,496,181	1,182,570
Accrued interest	1,894,311	1,971,689
Accrued real estate taxes	21,264,792	21,526,708
Distributions payable (Note 13)	5,258,616	5,174,998
Security and other deposits	3,789,035	3,940,037
Mortgages payable (Note 8)	497,206,535	493,119,857
Mortgage payable on investment property held for sale	2,978,000	-
Prepaid rents and unearned income	1,043,740	2,305,092
Other liabilities	175,704	566,020

Total liabilities	535,106,914	529,786,971

Minority interest (Note 2)	23,209,445	24,982,490

Stockholders' Equity (Note 1):
Preferred stock, $.01 par value, 6,000,000 Shares authorized; none issued and outstanding at March 31, 2002 and December 31, 2001	-	-
Common stock, $.01 par value, 100,000,000 Shares authorized; 63,713,985 and 63,392,122 Shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	637,140	633,921
Additional paid-in capital (net of offering costs of $58,816,092)	605,877,432	602,340,085
Deferred stock compensation (Note 10)	(10,000)	-
Accumulated distributions in excess of net income	(143,111,120)	(138,631,757)
Accumulated other comprehensive income	1,640,965	1,251,426

Total stockholders' equity	465,034,417	465,593,675

Commitments and contingencies (Notes 6, 8 and 12)

Total liabilities and stockholders' equity	$ 1,023,350,776	1,020,363,136
	==============	===============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Operations

For the three months ended March 31, 2002 and 2001
(unaudited)

	Three months ended March 31, 2002	Three months ended March 31, 2001
Income:
Rental income (Note 6)	$ 25,800,937	27,668,304
Additional rental income	10,240,653	11,775,645
Lease termination income (Note 4)	618,981	2,147,904
Interest income	544,651	792,209
Dividend income	262,245	246,694
Other income	71,858	149,752

	37,539,325	42,780,508
Expenses:
Professional services	141,586	226,628
General and administrative expenses	949,894	1,069,782
Bad debt expense	16,146	970,763
Property operating expenses	11,886,490	12,094,836
Mortgage interest expense	7,845,758	8,643,655
Depreciation	6,792,299	6,557,617
Amortization	113,936	66,251
Acquisition cost expenses	-	23,195

	27,746,109	29,652,727

Income from operations	9,793,216	13,127,781
Minority interest	(223,499)	(254,210)
Income from operations of unconsolidated ventures	59,692	-

Income before discontinued operations	9,629,409	12,873,571

Discontinued operations (Note 5):
Income (loss) from discontinued operations (including gain on sale of investment property of $548,016 for the three months ended March 31, 2002	581,292	(7,461)

Net income	10,210,701	12,866,110
Other comprehensive income:
Unrealized gain on investment securities	389,539	1,190,516

Comprehensive income	$ 10,600,240	14,056,626
	============	============
Net income per common share, basic and diluted (Note 9)	$ .16	.20
	============	============
Weighted average common stock shares outstanding	63,612,134	62,926,004
	============	============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

For the three months ended March 31, 2002
(unaudited)

	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total

Balance January 1, 2002	$ 633,921	602,340,085	-	(138,631,757)	1,251,426	465,593,675

Net income	-	-	-	10,210,701	-	10,210,701

Other comprehensive income	-	-	-	-	389,539	389,539

Distributions declared ($.23 for the three months ended March 31, 2002 per weighted average common shares outstanding)	-	-	-	(14,690,064)	-	(14,690,064)

Proceeds from DRP	5,069	5,291,490	-	-	-	5,296,559

Issuance of common stock	9	9,991	(10,000)	-	-	-

Treasury stock	(1,859)	(1,764,134)	-	-	-	(1,765,993)

Balance March 31, 2002	$ 637,140	605,877,432	(10,000)	(143,111,120)	1,640,965	465,034,417
	==========	===========	=============	=============	=============	============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the three months ended March 31, 2002 and 2001
(unaudited)

	Three months ended March 31, 2002	Three months ended March 31, 2001
Cash flows from operating activities:
Net income	$ 10,210,701	12,866,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,792,299	6,557,617
Amortization	113,936	66,251
Non-cash charges associated with discontinued operations	36,097	54,414
Amortization of deferred stock compensation	-	30,000
Gain on sale of investment property	(548,016)	-
Minority interest	223,499	254,210
Loss from operations of unconsolidated ventures	13,922	-
Rental income under master lease agreements	5,707	108,717
Straight line rental income	(307,604)	(832,885)
Provision for doubtful accounts	(198,230)	948,976
Interest on unamortized loan fees	237,167	182,916
Changes in assets and liabilities:
Accounts and rents receivable	(1,178,939)	(1,662,706)
Other assets	54,116	216,840
Accounts payable and accrued expenses	313,611	(1,322,140)
Accrued interest payable	(77,378)	47,811
Accrued real estate taxes	(261,916)	107,599
Security and other deposits	(151,002)	32,300
Other liabilities	937	(4,801)
Prepaid rents and unearned income	(1,261,352)	865,937

Net cash provided by operating activities	14,017,555	18,517,166

Cash flows from investing activities:
Restricted cash	(851,893)	1,609,160
Escrows held for others	(391,253)	(301,359)
Purchase of investment securities	-	(2,553,130)
Additions to investment properties	(1,264,139)	(3,074,244)
Proceeds from sale of investment property	1,832,420	-
Investment in LLC	-	(500,000)
Purchase of minority interest units	(1,500,000)	-
Mortgages receivable	(342,717)	(4,971,969)
Construction in progress	-	1,300,592
Leasing fees	(146,875)	(10,139)

Net cash used in investing activities	$ (2,664,457)	(8,501,089)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the three months ended March 31, 2002 and 2001
(unaudited)

	Three months ended March 31, 2002	Three months ended March 31, 2001
Cash flows from financing activities:
Proceeds from the DRP	$ 5,296,559	5,504,751
Repurchase of shares	(1,765,993)	(2,648,756)
Loan proceeds	8,000,000	21,600,000
Loan fees	(273,738)	(204,301)
Distributions paid	(15,102,991)	(16,861,148)
Payoff of debt	(875,000)	-
Principal payments of debt	(60,322)	(115,344)

Net cash provided by (used in) financing activities	(4,781,485)	7,275,202

Net increase in cash and cash equivalents	6,571,613	17,291,279

Cash and cash equivalents at beginning of period	29,976,991	8,397,732

Cash and cash equivalents at end of period	$ 36,548,604	25,689,011
	==============	=============

Supplemental schedule of noncash investing and financing activities:

Distributions payable	$ 5,258,616	5,083,041
	==============	=============
Cash paid for interest	$ 7,685,969	8,484,822
	==============	=============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2002

(unaudited)

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the "Company") for the fiscal year ended December 31, 2001, which are included in the Company's 2001 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this quarterly report.

(1) Organization and Basis of Accounting

Inland Real Estate Corporation was formed on May 12, 1994. The Company may acquire existing Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois. The Company may also acquire single-user retail properties in locations throughout the United States, either directly or through sale and leaseback transactions with creditworthy tenants. The Company is also permitted to construct or develop properties, or render services in connection with such development or construction, subject to the Company's compliance with the rules governing real estate investment trusts under the Internal Revenue Code of 1986, as amended (the "Code").

On October 14, 1994, the Company commenced a total of four public offerings of common stock, on a best efforts basis at prices ranging from $10 to $11 per share, in which a total of 51,642,397 shares were sold. In addition, as of March 31, 2002, the Company has issued 9,094,781 shares through the Company's Distribution Reinvestment Program ("DRP") at prices ranging from $9.05 to $10.45 per share and has repurchased a total of 3,206,456 shares through the Company's Share Repurchase Program at prices ranging from $9.05 to $9.50 per share for an aggregate cost of $29,517,518. As a result, total net offering proceeds were $665,330,664 as of March 31, 2002.

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

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2002

(unaudited)

On October 10, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value less selling costs, whether reported on continuing operations or in discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002.

Certain reclassifications were made to the 2001 financial statements to conform with the 2002 presentation.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at March 31, 2002 consist of preferred and common stock investments in various real estate investment trusts and are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when received.

(2) Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC

The accompanying consolidated financial statements of the Company include, in addition to the accounts wholly-owned subsidiaries, the accounts of Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (Inland Ryan and Inland Ryan Cliff Lake are collectively referred to as the "LLCs"). Due to the Company's ability as managing member to directly control these LLCs, they are consolidated with the Company for financial reporting purposes. The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements. As of March 31, 2002, the Company and the non-managing members have entered into five amendments to the LLC agreement to reflect various transactions with individual members of Inland Ryan, LLC. In aggregate, these amendments had no effect on the Company's and the non-managing members' interest in Inland Ryan, LLC which remains at approximately 77% and 23%, respectively.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2002

(unaudited)

(3) Transactions with Affiliates

During the three months ended March 31, 2002 and 2001, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations and mail processing from affiliates of The Inland Group, Inc. The Inland Group, Inc., through affiliates, owns approximately 10% of the Company's outstanding common stock. These services were purchased from these entities based on an hourly cost assigned to each employee of the affiliate providing the services. The hourly rate is based on the employee's salary, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses. Computer services were purchased at a contract rate of $30.00 per hour. The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the three months ended March 31, 2002 and 2001, these expenses, totaling $704,001 and $589,142, respectively, are included in general and administrative expenses. Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc. Payments under this lease for the three months ended March 31, 2002 and 2001 were $35,133 and $32,790, respectively, and are also included in general and administrative expenses.

During the three months ended March 31, 2002, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc. The fees for these services are based on costs incurred by The Inland Real Estate Group, Inc. and are currently purchased at $190.00 per hour. For the three months ended March 31, 2002 and 2001, the Company paid $3,859 and $11,781, respectively, for these legal services.

An affiliate of The Inland Group, Inc. holds a mortgage on the Walgreens property, owned by the Company, located in Decatur, Illinois. As of March 31, 2002, the remaining balance of the mortgage is $664,530. The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004. For the three months ended March 31, 2002, the Company paid principal and interest payments totaling $17,067 on this mortgage.

In February 2002, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of $8,000,000. In connection with obtaining this financing, which is secured by one of the Company's investment properties, the Company paid a commission for mortgage brokerage services to Cohen Financial in an amount equal to $40,000 (equivalent to one-half of one percent of the principal amount of the indebtedness). The Company anticipates utilizing the services of Cohen Financial in future financing activities. In each case, the Company anticipates paying Cohen Financial a brokerage fee equal to one-half of one percent. Joel D. Simmons, one of the Company's independent directors, is a limited partner of Cohen Financial. Additionally, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation, an affiliate of The Inland Group, Inc., in an amount equal to $20,000 (equivalent to one-quarter of one percent of the principal amount of the indebtedness).

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2002

(unaudited)

(4) Investment Properties

In connection with the purchase of several investment properties, the Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition of these investment properties. The payments to be made to the Company range from one to two years from the date of acquisition of the property or until the spaces are leased and tenants begin paying rent. As of March 31, 2002, the Company did not have any investment properties subject to a master lease agreement. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt, rather than as rental income. The cumulative amount of such payments was $6,879,164 and $6,873,457 for the three months ended March 31, 2002 and the year ended December 31, 2001, respectively (Note 6).

On February 12, 2001, the Company entered into a bankruptcy court-approved settlement with Eagle Food Stores, Inc. in the amount of $4,120,000 to settle the Company's claims for damages as a result of two leases previously rejected by Eagle Food Stores, Inc. Of the $4,120,000, approximately $1,972,000 was for rental and additional rental income due through February 12, 2001 and approximately $2,148,000 was a one-time lease termination fee.

(5) Discontinued Operations

On March 28, 2002, the Company sold one of its investment properties, Antioch Plaza, located in Antioch, Illinois, to a third party for $1,832,420, net of closing costs. In conjunction with this sale, the Company paid off existing debt on the property of $875,000. After the debt payoff, the Company received net sales proceeds of approximately $926,000, net of closing costs. The net proceeds were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions. These proceeds are included in restricted cash in the accompanying consolidated financial statements. This sale resulted in a gain on sale of $548,016.

Results of operations for Antioch Plaza for the period ended March 28, 2002 and for the three months ended March 31, 2001 were as follows:

	March 28, 2002	March 31, 2001

Total income	$ 41,795	39,941
Total expenses	70,439	67,443
Net loss from operations	$ (28,644)	(27,502)
	========	========

As of March 31, 2002, the Company received an unsolicited offer to purchase, at a price in excess of book value, Shorecrest Plaza and accordingly, this asset has been classified as held for sale and depreciation has been suspended.

Results of operations for Shorecrest Plaza for the three months ended March 31, 2002 and 2001 are as follows:

	March 31, 2002	March 31, 2001

Total income	$ 247,055	221,068
Total expenses	185,135	201,027
Net income from operations	$ 61,920	20,041
	========	========

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2002

(unaudited)

(6) Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $307,604 and $832,885 for the three months ended March 31, 2002 and 2001, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $11,400,289 and $11,092,685 in related accounts and rents receivable as of March 31, 2002 and December 31, 2001, respectively. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

Trak Auto, a tenant at six of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in July 2001. As of March 31, 2002, all six leases have been rejected and the stores have closed. K-Mart, a tenant at three of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in January 2002. As of the date of this filing, two of the stores will remain open and one is expected to close. These properties account for approximately 4% of the Company's total square footage and approximately 2% of the Company's annual rental income. Management of the Company does not expect this bankruptcy filing to have a material adverse effect on the operations or the financial condition of the Company.

(7) Mortgages Receivable

On May 28, 1999, the Company entered into a loan agreement with an unaffiliated third party and committed to lend a total of $15,500,000. The loan, secured by Thatcher Woods Shopping Center in River Grove, Illinois, matures on June 30, 2002 and requires the borrower to make monthly interest-only payments on amounts outstanding at a rate of 9% per annum. The Company, at its option, may elect to purchase this property, upon completion of construction, subject to certain fair-value-based criteria stated in the contract. As of March 31, 2002, the principal balance of this mortgage receivable is $15,455,666. Reference is made to Note 13 of the Notes to Consolidated Financial Statements for discussion of the Company's subsequent purchase of the Thatcher Woods Shopping Center in April 2002.

On February 1, 2001, the Company entered into an LLC agreement with Tri-Land Properties, Inc. and has committed to lend the LLC up to an additional $17,800,000 to fund the initial acquisition and subsequent redevelopment at a rate of 9% per annum with interest only paid monthly. The loan, secured by Century Consumer Mall in Merrillville, Indiana, matures on January 31, 2006. As of March 31, 2002, the principal balance of this mortgage receivable is $6,039,804. A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2002

(unaudited)

(8) Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at March 31, 2002 and December 31, 2001:
	Interest Rate at March 31, 2002	Interest Rate at December 31, 2001	Maturity Date	Current Monthly Payment	Balance at March 31, 2002	Balance at December 31, 2001

Inland Mortgage Serv. Corp. (a)	7.65%	7.65%	05/2004	$ 5,689	$ 664,530	668,824
Allstate	7.21%	7.21%	12/2004	38,453	6,400,000	6,400,000
LaSalle Bank N.A. (b)	1.88%	2.13%	12/2014	8,568	6,200,000	6,200,000
LaSalle Bank N.A.	7.00%	7.00%	04/2005	106,404	17,897,500	17,897,500
Allstate	7.00%	7.00%	02/2005	31,946	5,476,500	5,476,500
Allstate	7.00%	7.00%	01/2005	23,917	4,100,000	4,100,000
Allstate	7.15%	7.15%	01/2005	18,173	3,050,000	3,050,000
Allstate	7.10%	7.10%	03/2003	17,620	2,978,000	2,978,000
Allstate	6.65%	6.65%	05/2005	53,200	9,600,000	9,600,000
Allstate (c)	9.25%	9.25%	12/2009	30,125	3,908,081	3,908,081
Allstate	6.82%	6.82%	08/2005	60,243	10,600,000	10,600,000
LaSalle Bank N.A.	6.50%	6.50%	12/2005	74,527	13,500,000	13,500,000
Allstate	6.66%	6.66%	10/2003	17,483	3,150,000	3,150,000
Allstate	7.00%	7.00%	12/2003	65,333	11,200,000	11,200,000
Berkshire Mortgage (a)	7.79%	7.79%	10/2007	105,719	14,133,902	14,175,198
Woodmen of the World	6.75%	6.75%	06/2008	26,016	4,625,000	4,625,000
Lehman Brothers Holding, Inc.	6.36%	6.36%	10/2008	299,025	54,600,000	54,600,000
Column Financial, Inc	7.00%	7.00%	11/2008	150,694	25,000,000	25,000,000
Bear, Stearns Funding, Inc.	6.86%	6.86%	06/2004	328,662	57,450,000	57,450,000
LaSalle Bank N.A.	3.17%	3.49%	10/2004	(d)	13,912,700	13,912,700
LaSalle Bank N.A.	7.26%	7.26%	10/2004	58,269	9,450,000	9,450,000
LaSalle Bank N.A.	7.25%	7.25%	10/2004	65,604	10,654,300	10,654,300
Allstate	7.40%	7.40%	09/2005	220,687	35,787,000	35,787,000
Midland Loan Serv. (a)	7.86%	7.86%	01/2008	37,649	4,998,527	5,013,259
LaSalle Bank N.A.	7.26%	7.26%	12/2004	54,939	8,910,000	8,910,000
LaSalle Bank N.A.	7.36%	7.36%	12/2004	60,322	9,650,000	9,650,000
LaSalle Bank N.A.	7.26%	7.26%	01/2005	60,042	9,737,620	9,737,620
LaSalle Bank N.A.	3.27%	3.54%	03/2005	(d)	2,400,000	2,400,000
LaSalle Bank N.A.	3.27%	3.54%	04/2005	(d)	2,467,700	2,467,700
LaSalle Bank N.A.	3.27%	3.54%	06/2005	(d)	5,599,000	5,599,000
LaSalle Bank N.A.	3.17%	3.44%	11/2005	(d)	3,650,000	3,650,000
LaSalle Bank N.A.	6.81%	6.81%	12/2005	45,305	7,833,000	7,833,000
Allstate	7.38%	7.38%	02/2006	132,750	21,600,000	21,600,000
Bear, Stearns Funding, Inc.	6.50%	6.50%	09/2006	73,288	13,530,000	13,530,000
Principal Life Insurance	5.96%	5.96%	12/2008	54,633	11,000,000	11,000,000
LaSalle Bank N.A.	3.67%	3.73%	12/2006	(d)	66,471,175	67,346,175
Bear, Stearns Funding, Inc. (e)	6.60%	-	02/2009	44,000	8,000,000	-

Mortgages Payable					$ 500,184,535	493,119,857
					=============	=============

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2002

(unaudited)

(a) These loans require payments of principal and interest monthly; all other loans listed are interest only.

  As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 issued by the Village of Skokie, Illinois. The interest rate floats and is reset weekly by a re-marketing agent. The rate at March 31, 2002 is 1.88%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding. In addition, there is a .125% re-marketing fee paid annually and a trustee fee of $250 paid quarterly.

  The Company received a subsidy at closing from the seller for a period of five years, which together with interest earnings on the initial deposit, will provide a sum that will be drawn down on a monthly basis by the Company to reduce the effective interest rate paid on the loan to 7% per annum.

  Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

  During the three months ended March 31, 2002, the Company completed a financing transaction, which resulted in the Company incurring additional indebtedness of $8,000,000. In connection with obtaining this financing, which is secured by one of the Company's investment properties, the Company paid a commission for mortgage brokerage services to Cohen Financial in an amount totaling $40,000 (equivalent to one-half of one percent of the principal amount of the indebtedness). The Company anticipates utilizing the services of Cohen Financial in future financing activities. In each case, the Company anticipates paying Cohen Financial a brokerage fee equal to one-half of one percent. Joel D. Simmons, one of the Company's independent directors, is a limited partner of Cohen Financial. . Additionally, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation, an affiliate of the Inland Group, Inc., in an amount equal to $20,000 (equivalent to one-quarter of one percent of the principal amount of the indebtedness).

(9) Earnings per Share

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of March 31, 2002 and December 31, 2001, options to purchase 23,500 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding.

As of March 31, 2002, warrants to purchase 1,156,520 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the warrants exercise price was greater than the average market prices of common shares

The weighted average number of common shares outstanding were 63,612,134 and 62,926,004 for the three months ended March 31, 2002 and 2001, respectively.

(10) Deferred Stock Compensation

The Company has a restricted stock compensation plan with Mark E. Zalatoris, Senior Vice President and Chief Financial Officer providing for the issuance of 909.09 shares of the Company's common stock with an aggregate value of $10,000. This agreement became effective January 1, 2002. The agreement provides for Mr. Zalatoris to vest in an equal portion of these shares over a five-year vesting period beginning January 1, 2003.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2002

(unaudited)

(11) Segment Reporting

The Company owns and seeks to acquire single-user, neighborhood and community retail shopping centers located in the midwestern United States, generally within the states of Illinois, Indiana, Michigan, Minnesota, Ohio and Wisconsin. All of the Company's shopping centers are located within these states and are typically anchored by grocery and drug stores complemented with additional stores providing a wide range of other goods and services.

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

The property revenues, property net operations, and property assets are summarized in the following tables as of March 31, 2002 and 2001, and for the three month periods then ended, along with a reconciliation to net income:
	2002	2001

Total rental and additional rental income	$ 36,041,590	39,443,949
Total property operating expenses	(11,886,490)	(12,094,836)

Property net operating income	24,155,100	27,349,113

Other income:
Lease termination income	618,981	2,147,904
Interest income	544,651	792,209
Dividend income	262,245	246,694
Other income	71,858	149,752

Other expenses:
Professional services	(141,586)	(226,628)
General and administrative	(949,894)	(1,069,782)
Bad debt expense	(16,146)	(970,763)
Mortgage interest	(7,845,758)	(8,643,655)
Depreciation and amortization	(6,906,235)	(6,623,868)
Acquisition cost expense	-	(23,195)

Income before other items	$ 9,793,216	13,127,781
	=============	==========
Net investment properties	$ 903,327,186	924,506,040
	=============	==========
Total assets	$ 1,023,350,776	1,025,214,583
	=============	==========

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2002

(unaudited)

(12) Commitments and Contingencies

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

In connection with a tax increment financing district for three of the Company's investment properties, the Company is contingently liable for any shortfalls in the Tax Increment as defined. At March 31, 2002, the Company does not believe any shortfall under the Tax Increment will be due.

(13) Subsequent Events

On April 17, 2002, the Company paid a distribution of $5,086,650 to Stockholders of record as of March 1, 2002.

On April 25, 2002, the Company exercised its option to purchase Thatcher Woods Shopping Center from an unaffiliated third party for approximately $18,500,000. Of the purchase price, approximately $15,456,000, which is included in mortgages receivable, was from the repayment of the loan agreement and the balance was funded using cash and cash equivalents. Subsequently, the mortgage receivable was reclassed to net investment properties. This property is located in River Grove, Illinois and contains approximately 193,300 square feet of leasable space. Its major tenants are Dominick's Finer Foods, A.J. Wright, Walgreens and Ace Hardware.

On May 6, 2002, the Company purchased a property from an unaffiliated third property for approximately $2,378,000 using cash and cash equivalents. The property is located in Chattanooga, Tennessee and contains approximately 10,900 square feet of space currently leased by Eckerd's Drug Store.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Examples of factors which could affect the Company's performance are set forth in the Company's annual report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 14, 2002 under the heading "Investment Considerations."

Critical Accounting Policies

The Company defines a critical accounting policy as one that would materially effect the Company's operations or financial condition, and requires management to make estimates or judgements in certain circumstances. The Company believes that its most critical accounting policies relate to the valuation of investment properties, recognition of rental income, cost capitalization and depreciation policies and consolidation/equity accounting policies. These policies are set forth in the Company's annual report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 14, 2002.

Liquidity and Capital Resources

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents at March 31, 2002 and December 31, 2001 were $36,548,604 and $29,976,991, respectively. The increase in total cash and cash equivalents from the year ended December 31, 2001 to March 31, 2002 results from receiving approximately $14,000,000 from operations, while using approximately $2,700,000 in investing activities and approximately $4,800,000 in financing activities. These changes are described in more detail below. The Company intends to use cash and cash equivalents to purchase additional investment properties, to pay distributions and for working capital requirements. The source of future cash for investing in properties will be from financing secured by unencumbered investment properties, operations from current investment properties and amounts raised through the Company's DRP.

As of March 31, 2002, the Company owned interests in 119 investment properties. One investment property was purchased during 2001, five were purchased during 2000 and 115 were purchased during 1999 and in prior years. As of March 31, 2002, the Company had sold two of its investment properties. Of the 119 investment properties owned, four are currently unencumbered. As the Company generally limits its indebtedness to approximately fifty percent (50%) of the value of its investment properties, the remaining unencumbered investment properties, with an aggregate value of approximately $11,000,000, would yield approximately $5,500,000 in additional cash from financing. These 119 investment properties are currently generating sufficient cash flow to cover operating expenses of the Company plus pay distributions equal to $.94 per share on an annual basis. As of March 31, 2002, funds available for distribution were $15,986,828 and distributions declared for the three months ended March 31, 2002 were $14,690,064, or $.23 per weighted average common stock shares outstanding, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end. As of March 31, 2002, the Company received proceeds from the Company's DRP totaling $5,296,559 and repurchased shares through the Company's Share Repurchase Program totaling $1,765,993.

Cash Flows From Operating Activities

Net cash provided by operating activities decreased from $18,517,166 for the three months ended March 31, 2001 to $14,017,555 for the three months ended March 31, 2002, due to a number of factors. Net income decreased approximately $2,600,000 partially due to the fact that income for the three months ended March 31, 2001 included a bankruptcy court-approved settlement in February 2001 from Eagle Food Stores, Inc. in the amount of $4,120,000 for the Company's claims for damages as a result of the two rejected leases by Eagle. Additionally, the decrease is due to a reduction of approximately $103,000 in rental income under master lease agreements, a reduction of approximately $1,100,000 in the provision for doubtful accounts due to a decrease in tenants with outstanding balances due for a period greater than ninety days and in the amounts written off as uncollectable, and a reduction of approximately $2,100,000 in prepaid rents and unearned income. Additionally, during the three months ended March 31, 2002, the Company recorded an adjustment for the gain on sale of investment property reducing operating cash flow by $548,016. This decrease was partially offset by an increase of approximately $1,600,000 in accounts payable and accrued expenses.

Cash Flows From Investing Activities

The Company used $2,664,457 in cash for investing activities for the three months ended March 31, 2002 as compared to $8,501,089 for the three months ended March 31, 2001. The primary reasons for the decrease in cash used is a reduction in cash resources used for mortgages receivable, purchase of investment securities, and additions to investment properties. The Company also received sales proceeds from the sale of one of its investment properties during the three months ended March 31, 2002 in the amount of $1,832,420. Partially offsetting the decrease in cash used is an increase in the purchase of minority interest units.

Cash Flows From Financing Activities

The Company used $4,781,485 in cash for financing activities for the three months ended March 31, 2002, as compared to net cash provided by financing activities of $7,275,202 for the three months ended March 31, 2001. For the three months ended March 31, 2002, the Company received loan proceeds of $8,000,000 as compared to $21,600,000 for the three months ended March 31, 2001. The Company also paid off debt on one of its investment properties sold during the three months ended March 31, 2002 in the amount of $875,000. The difference in cash used is also due to a decrease in the repurchase of shares through the Company's Share Repurchase Program and a decrease in distributions paid for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Distributions paid include distributions to minority interest and for the three months ended March 31, 2001 included a special distribution of $2,100,000 as a result of the third amendment to the LLC agreement.

The table below presents the principal amount of the debt maturing each year including monthly annual amortization of principal through December 31, 2006 and thereafter.
2002	2003	2004	2005	2006	Thereafter

$ 233,000	17,580,014	117,972,403	131,970,654	101,895,783	130,532,681

Results of Operations

Net income for the three months ended March 31, 2002 was $10,210,701 as compared to $12,866,110 for the three months ended March 31, 2001. Net income per common share, basic and diluted, for the three months ended March 31, 2002 was $.16 as compared to $.20 for the three months ended March 31, 2001 (based on weighted average common stock shares outstanding of 63,612,134 and 62,926,004, respectively). The decrease in net income and net income per common share is primarily due to a decrease in net operating income from its "same store" investment properties. Net income per common share was positively affected by the Company's common share repurchase activity during the period. On a "same store" basis, (comparing the results of operations of the investment properties owned during the three months ended March 31, 2002, with the results of the same investment properties during the three months ended March 31, 2001), net operating income decreased by approximately $3,300,000 with total rental and additional rental income decreasing by approximately $3,700,000 and total property operating expenses decreasing by approximately $400,000. Included in rental and additional rental income for the three months ended March 31, 2001, was approximately $1,972,000 which was received through a bankruptcy settlement from Eagle Food Stores, Inc. as a result of the two rejected leases. Total property operating expenses decreased due to decreases in common area maintenance expenses and utilities as a result of more favorable weather conditions, i.e. snow removal and natural gas costs. The decrease was offset by increases in insurance expense and real estate taxes due to normal annual increases, which are significantly recoverable from the tenants.

At March 31, 2002, the Company owned 26 single-user retail properties, 74 Neighborhood Retail Centers and 19 Community Centers. The Company's property operations account for almost all of the net operating income earned by the Company. In order to evaluate the Company's overall portfolio, management analyzes the operating performance of properties that have been owned and operated by the Company for comparable periods. A total of 117 investment properties owned by the Company, or "same store" properties, comprising of approximately 9.3 million square feet satisfied this criterion during the periods presented below. This analysis does not include properties that have been acquired, sold or held for sale during 2002 and 2001. The "same store" investment properties represent approximately 99% of the square footage of the Company's portfolio at March 31, 2002. The following table presents the pre-depreciation operating results of the investment properties for the three months ended March 31, 2002 and 2001:
	Three months ended March 31, 2002	Three months ended March 31, 2001
Rental and additional rental income:
"Same store" investment properties (117 properties, approximately 9.3 million square feet)	$ 35,658,867	39,063,606
Other investment properties	382,723	380,343

Total rental and additional rental income	$ 36,041,590	39,443,949
	===============	===============
Property operating expenses:
"Same store" investment properties (excluding interest, depreciation and amortization)	$ 11,748,845	11,918,293
Other investment properties	137,645	176,543

Total property operating expenses	$ 11,886,490	12,094,836
	===============	===============
Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	$ 23,910,022	27,145,313
Other investment properties	245,078	203,800

Total net operating income	$ 24,155,100	27,349,113
	===============	===============

Trak Auto, a tenant at six of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in July 2001. As of March 31, 2002, all six leases have been rejected and the stores have closed. K-Mart, a tenant at three of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in January 2002. As of the date of this filing, two of the stores will remain open and one is expected to close. These properties account for approximately 4% of the Company's total square footage and approximately 2% of the Company's annual rental income. Management of the Company does not expect this bankruptcy filing to have a material adverse effect on the operations or the financial condition of the Company.

Lease termination income was higher for the three months ended March 31, 2001, as compared to the three months ended March 31, 2002, due primarily to the Company receiving a one-time lease termination fee in February 2001 of approximately $2,148,000 through a bankruptcy settlement from Eagle Food Stores, Inc., as a result of the two rejected leases. During 2002, the Company received two lease termination fees totaling approximately $619,000 upon termination of leases at two of the Company's investment properties.

The Company earns interest income on the investment of cash and cash equivalents in short-term instruments pending investment in real estate. Interest income decreased to $544,651 for the three months ended March 31, 2002, from $792,209 for the three months ended March 31, 2001, due to the use of cash resources to purchase and upgrade investment properties, pay distributions, repurchase shares through the Share Repurchase Program and pay off debt. Additionally, interest income decreased as a result of lower interest rates.

Expenses for professional services decreased for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, as a result of a decrease in legal and accounting expenses required by the Company.

General and administrative expenses decreased for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, due to decreases in salaries as a result of a decrease in personnel, postage, printing and state taxes. This decrease was partially offset by increases in data processing expenses and filing fees.

Bad debt expense decreased for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, due to a decrease in the amounts written off as uncollectable and a decrease in the provision for doubtful accounts. The provision for doubtful accounts was decreased due to a decrease in tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that management believes are potentially uncollectable.

Mortgage interest expense decreased for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, due to a decrease in interest rates charged on the variable rate debt from approximately 7.3% for the three months ended March 31, 2001 as compared to approximately 3.5% for the three months ended March 31, 2002. The decrease was partially offset by an increase in mortgages payable from approximately $489,250,000 at March 31, 2001 to approximately $500,184,000 at March 31, 2002.

Related Party Transactions

During the three months ended March 31, 2002 and 2001, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations and mail processing from affiliates of The Inland Group, Inc. The Inland Group, Inc., through affiliates, owns approximately 10% of the Company's outstanding common stock. These services were purchased from these entities based on an hourly cost assigned to each employee of the affiliate providing the services. The hourly rate is based on the employee's salary, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses. Computer services were purchased at a contract rate of $30.00 per hour. The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the three months ended March 31, 2002 and 2001, these expenses, totaling $704,001 and $589,142, respectively, are included in general and administrative expenses. Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc. Payments under this lease for the three months ended March 31, 2002 and 2001 were $35,133 and $32,790, respectively, and are also included in general and administrative expenses.

During the three months ended March 31, 2002, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc. The fees for these services are based on costs incurred by The Inland Real Estate Group, Inc. and are currently purchased at $190.00 per hour. For the three months ended March 31, 2002 and 2001, the Company paid $3,859 and $11,781, respectively, for these legal services.

An affiliate of The Inland Group, Inc. holds a mortgage on the Walgreens property, owned by the Company, located in Decatur, Illinois. As of March 31, 2002, the remaining balance of the mortgage is $664,530. The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004. For the three months ended March 31, 2002, the Company paid principal and interest payments totaling $17,067 on this mortgage.

In February 2002, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of $8,000,000. In connection with obtaining this financing, which is secured by one of the Company's investment properties, the Company paid a commission for mortgage brokerage services to Cohen Financial in an amount equal to $40,000 (equivalent to one-half of one percent of the principal amount of the indebtedness). The Company anticipates utilizing the services of Cohen Financial in future financing activities. In each case, the Company anticipates paying Cohen Financial a brokerage fee equal to one-half of one percent. Joel D. Simmons, one of the Company's independent directors, is a limited partner of Cohen Financial. Additionally, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation, an affiliate of The Inland Group, Inc., in an amount equal to $20,000 (equivalent to one-quarter of one percent of the principal amount of the indebtedness).

Joint Ventures

The accompanying consolidated financial statements of the Company include, in addition to the accounts wholly-owned subsidiaries, the accounts of Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (Inland Ryan and Inland Ryan Cliff Lake are collectively referred to as the "LLCs"). Due to the Company's ability as managing member to directly control the LLCs, they are consolidated with the Company for financial reporting purposes. The third parties' interests in these LLCs are reflected as minority interest in the accompanying consolidated financial statements. As of March 31, 2002, the Company and the non-managing members have entered into five amendments to the LLC agreement to reflect various transactions with individual members of Inland Ryan, LLC. In aggregate, these amendments had no effect on the Company's and the non-managing members' interest in Inland Ryan, LLC which remains at approximately 77% and 23%, respectively.

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc., an unaffiliated third party, for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property currently has one anchor tenant, a 139,451 square foot Burlington Coat Factory store on the south end of the property. On the north end of the property, there is a vacant 148,420 square foot store, previously occupied by Montgomery Wards, which is currently being marketed to new users. In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property. The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of 104,700 square feet of new open-air retail space between the existing anchors. Each partner's initial equity contribution was $500,000. The Company is a non-managing member of the LLC, therefore, the operations are not consolidated for financial reporting purposes. A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped. As of March 31, 2002, the Company's net investment was $256,301. In addition, the Company has committed to lend the LLC up to an additional $17,800,000. The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances. The loan matures in five years. As of March 31, 2002, the principal balance of this mortgage receivable was $6,039,804.

Funds from Operations

One of the Company's objectives is to provide cash distributions to its stockholders from cash generated by the Company's operations. Funds generated from operations is not equivalent to the Company's net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds From Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that FFO provides a better basis than net income for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO should not be considered as an alternative to "Net Income," as an indicator of the Company's operating performance or to as an alternative to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions. FFO and funds available for distribution are calculated as follows:
	Three months ended March 31, 2002	Three months ended March 31, 2001

Net income (1)	$ 10,210,701	12,866,110
Gain on sale of investment property	(548,016)	-
Equity in depreciation of unconsolidated ventures	20,512	-
Depreciation, net of minority interest	6,588,397	6,413,749

Funds From Operations	16,271,594	19,279,859
Principal amortization of debt, net of minority interest	(7,682)	(7,112)
Deferred rent receivable, net of minority interest (2)	(282,790)	(800,142)
Rental income received under master lease agreements, net of minority interest (3)	5,706	108,717

Funds available for distribution	$ 15,986,828	18,581,322
	===============	================
Funds From Operations per common share, basic and diluted (1)	$ .26	.31
	===============	================
Weighted average common stock shares outstanding, basic and diluted	63,612,134	62,926,004
	===============	================

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

  The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition of these investment properties. The payments range from one to two years from the date of acquisition of the property or until the spaces are leased and tenants begin paying rent. As of March 31, 2002, the Company had no investment properties subject to a master lease agreement. GAAP required that the Company treat these payments as a reduction to the purchase price of the investment properties upon receipt, rather than as rental income.

The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each quarter during 2002 and 2001. N/A indicates the property was not owned by the Company at the end of the quarter.
	Gross
	Leasable
	Area	03/31/01	06/30/01	09/30/01	12/31/01	03/31/02	06/30/02	09/30/02	12/31/02
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Ameritech, Joliet, IL	4,504	100	100	100	100	100
Antioch Plaza, Antioch, IL	-	69	69	69	76	N/A
Aurora Commons, Aurora, IL	126,908	94	94	97	97	97(a)
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100
Baytowne Square, Champaign, IL	118,842	98	98	98	98	98
Bergen Plaza, Oakdale, MN	272,283	96	97	97	99	99(a)
Berwyn Plaza, Berwyn, IL	18,138	26	26	26	26	26(a)
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100
Burnsville Crossing, Burnsville, MN	91,015	100	100	100	100	100
Byerly's Burnsville, Burnsville, MN	72,365	100	100	100	100	100
Calumet Square, Calumet City, IL	39,936	100	100	100	100	53
Carmax, Schaumburg, IL	93,333	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100
Chatham Ridge, Chicago, IL	175,774	100	100	100	100	95
Chestnut Court, Darien, IL	170,027	96	98	98	99	100
Circuit City, Traverse City, MI	21,337	100	100	100	100	100
Cliff Lake Centre, Eagan, MN	73,582	92	98	94	95	95(a)
Cobblers Crossing, Elgin, IL	102,643	98	98	100	100	100
Crestwood Plaza, Crestwood, IL	20,044	100	100	100	100	100
Cub Foods, Buffalo Grove, IL	56,192	100	100	0	0	0(a)
Cub Foods, Indianapolis, IN	67,541	100	100	0	0	0(a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100
Dominick's, Hammond, IN	71,313	0	0	0	0	0(a)
Dominick's, Highland Park, IL	71,442	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	100	100	100	100	100
Downers Grove Mkt, Downers Grove, IL	104,449	98	98	99	99	99(a)
Eagle Country Market, Roselle, IL	42,283	100	100	100	100	100
Eagle Crest, Naperville, IL	67,632	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/01	06/30/01	09/30/01	12/31/01	03/31/02	06/30/02	09/30/02	12/31/02
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Eagle Ridge Center, Lindenhurst, IL	56,142	100	100	100	100	100
Eastgate Shopping Center, Lombard, IL	132,145	90	90	90	90	89(a)
Edinburgh Festival, Brooklyn Park, MN	91,536	100	100	100	100	100
Elmhurst City Center, Elmhurst, IL	39,481	66	66	66	66	66
Fairview Hts. Plaza, Fairview Hts., IL	167,491	78	77	77	77	89
Fashion Square, Skokie, IL	84,580	85	85	81	85	78
Gateway Square, Hinsdale, IL	40,170	98	98	100	100	96
Goodyear, Montgomery, IL	12,903	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	21	21	21	67
Hartford Plaza, Naperville, IL	43,762	47	47	47	47	100
Hawthorn Village, Vernon Hills, IL	98,806	99	97	96	98	96(a)
Hickory Creek Market, Frankfort, IL	55,831	94	96	91	91	97
High Point Center, Madison, WI	86,004	80	77	85	86	94(a)
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	47
Iroquois Center, Naperville, IL	140,981	73	73	70	84	87(a)
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	100	100	100	100	100
Lake Park Plaza, Michigan City, IN	229,639	72	72	70	69	69(a)
Lansing Square, Lansing, IL	233,508	99	98	98	98	99(a)
Lincoln Park Place, Chicago, IL	-	100	N/A	N/A	N/A	N/A
Mallard Crossing, Elk Grove Village, IL	82,929	30	30	29	29	29
Maple Grove Retail, Maple Grove, MN	79,130	91	91	91	97	97
Maple Park Place, Bolingbrook, IL	220,095	100	73	73	73	73(a)
Maple Plaza, Downers Grove, IL	31,298	96	96	96	100	100
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	68,056	100	94	94	94	97(a)
Nantucket Square, Schaumburg, IL	56,981	98	98	98	79	79
Naper West, Naperville, IL	164,812	94	94	96	73	66
Niles Shopping Center, Niles, IL	26,109	100	73	73	73	73
Oak Forest Commons, Oak Forest, IL	108,330	99	99	99	99	99
Oak Forest Commons III, Oak Forest, IL	7,424	50	50	50	50	50
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/01	06/30/01	09/30/01	12/31/01	03/31/02	06/30/02	09/30/02	12/31/02
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Orland Greens, Orland Park, IL	45,031	94	94	97	97	97
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100
Park Center Plaza, Tinley Park, IL	193,179	93	93	96	97	98
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	100
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100
Party City, Oakbrook Terrace, IL	10,000	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	N/A	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	95	95	96	96	97
Plymouth Collection, Plymouth, MN	40,815	100	100	100	96	96
Prairie Square, Sun Prairie, WI	35,755	83	69	86	76	71
Prospect Heights, Prospect Heights, IL	28,080	69	69	69	69	69
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100
Quarry Retail, Minneapolis, MN	273,648	99	99	99	100	100
Randall Square, Geneva, IL	216,201	99	99	99	100	99
Regency Point, Lockport, IL	54,841	97	97	97	97	92(a)
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	100
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	94	96	96	96	94(a)
River Square Center, Naperville, IL	58,556	74	70	82	84	86(a)
Rivertree Court, Vernon Hills, IL	298,862	85	85	86	98	98
Rose Naper Plaza East, Naperville, IL	11,658	100	100	100	100	100
Rose Naper Plaza West, Naperville, IL	14,335	100	100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100
Salem Square, Countryside, IL	112,310	100	100	100	91	91(a)
Schaumburg Plaza, Schaumburg, IL	61,485	93	93	93	60	60
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	100	90	89(a)
Sears, Montgomery, IL	34,300	100	95	95	90	90
Sequoia Shopping Ctr, Milwaukee, WI	35,407	80	80	69	73	67
Shingle Creek, Brooklyn Center, MN	39,456	73	88	83	97	97
Shoppes of Mill Creek, Palos Park, IL	102,422	93	93	94	96	98
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	20	18	18	18	18
Shorecrest Plaza, Racine, WI	91,244	95	95	95	95	95
Six Corners, Chicago, IL	80,650	86	89	86	86	86
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	96	98	100	98	98

	Gross
	Leasable
	Area	03/31/01	06/30/01	09/30/01	12/31/01	03/31/02	06/30/02	09/30/02	12/31/02
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Springboro Plaza, Springboro, OH	154,034	100	100	99	99	100
St. James Crossing, Westmont, IL	49,994	91	93	96	100	100
Staples, Freeport, IL	24,049	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	86	88	88	90	93
Summit of Park Ridge, Park Ridge, IL	33,252	86	98	89	98	91(a)
Terramere Plaza, Arlington Heights, IL	40,965	85	80	77	69	67(a)
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100
V. Richard's Plaza, Brookfield, WI	107,952	82	86	95	80	77(a)
Walgreens, Decatur, IL	13,500	100	100	100	100	100
Walgreens, Woodstock, IL	15,856	100	100	100	100	100
Wauconda Shopping Ctr, Wauconda, IL	31,357	77	77	77	77	77
West River Crossing, Joliet, IL	32,452	99	99	96	96	96
Western and Howard, Chicago, IL	12,784	100	78	78	78	78
Wilson Plaza, Batavia, IL	11,160	100	100	100	100	100
Winnetka Commons, New Hope, MN	42,415	72	57	62	62	60(a)
Wisner/Milwaukee Plaza, Chicago, IL	14,677	90	100	100	100	100
Woodfield Comm E/W, Schaumburg, IL	207,583	100	100	100	100	100
Woodfield Plaza, Schaumburg, IL	177,160	81	81	97	78	78
Woodland Commons, Buffalo Grove, IL	170,070	95	94	93	95	95
Woodland Heights, Streamwood, IL	120,436	89	89	94	94	87
Zany Brainy, Wheaton, IL	12,499	100	100	100	100	100

	9,374,323
	========

(a) The Company received rent from tenants who have vacated but are still obligated under their lease terms which results in economic occupancy ranging from 75% to 100% at March 31, 2002 for each of these centers.

Subsequent Events

On April 17, 2002, the Company paid a distribution of $5,086,650 to Stockholders of record as of March 1, 2002.

On April 25, 2002, the Company exercised its option to purchase Thatcher Woods Shopping Center from an unaffiliated third party for approximately $18,500,000. Of the purchase price, approximately $15,456,000, which is included in mortgages receivable, was from the repayment of the loan agreement and the balance was funded using cash and cash equivalents. Subsequently, the mortgage receivable was reclassed to net investment properties. This property is located in River Grove, Illinois and contains approximately 193,300 square feet of leasable space. Its major tenants are Dominick's Finer Foods, A.J. Wright, Walgreens and Ace Hardware.

On May 6, 2002, the Company purchased a property from an unaffiliated third property for approximately $2,378,000 using cash and cash equivalents. The property is located in Chattanooga, Tennessee and contains approximately 10,900 square feet of space currently leased by Eckerd's Drug Store.

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

The Company's interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with such conversion. Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. The table below presents the principal amount of the debt maturing each year including monthly annual amortization of principal through December 31, 2006 and thereafter, and weighted average interest rates for the average debt outstanding in each specified period.
	2002	2003	2004	2005	2006	Thereafter

Fixed rate debt	$ 233,000	17,580,014	104,059,703	117,853,954	35,424,608	130,532,681
Weighted average interest rate	6.88%	6.88%	6.88%	6.81%	6.66%	3.49%

Variable rate debt	-	-	13,912,700	14,116,700	66,471,175	-
Weighted average interest rate	3.53%	3.53%	3.53%	3.60%	3.67%	N/A

The table above reflects indebtedness outstanding as of March 31, 2002, and does not reflect indebtedness incurred after that date. The Company's ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, the Company's ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's mortgages is estimated to be $88,209,000 of variable rate debt and $393,992,000 of fixed rate debt. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

Approximately $94,500,000, or 19% of the Company's mortgages payable at March 31, 2002, have variable interest rates averaging 3.5%. An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.

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

Item No. Description

2.1 Agreement and Plan of Merger by and among the Registrant, Inland Advisors, Inc., Inland

Management Corporation, Inland Real Estate Investment Corporation, Inland Real Estate

Advisory Services, Inc., The Inland Property Management Group, Inc., Inland Commercial

Property Management, Inc. and The Inland Group, Inc. dated March 7, 2000 (1)

3.1 Third Articles of Amendment and Restatement of the Registrant dated July 1, 2000 (2)

3.2 Amended and Restated Bylaws of the Registrant

4.1 Specimen Stock Certificate (3)

10.1 [Reserved]

    [Reserved]

10.3 Amended and Restated Independent Director Stock Option Plan (4)

10.4 Employment Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (5)

10.5 Supplemental Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (5)

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
Date: May 7, 2002

/s/ MARK E. ZALATORIS
By: Mark E. Zalatoris
Senior Vice President, Chief
Financial Officer and Treasurer
Date: May 7, 2002