Form 10-Q
period 2002-06-30
INLAND REAL ESTATE CORP
filed 2002-08-14
CIK 923284

3: UNITED STATES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  No

As of August 12, 2002, there were 64,156,894 Shares of Common Stock outstanding.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

TABLE OF CONTENTS

	Part I - Financial Information

		Page
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	5

	Consolidated Statement of Stockholders' Equity	7

	Consolidated Statements of Cash Flows	8

	Notes to Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

	Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K

	(a) Exhibits	34

	(b) Reports on Form 8-K	34

SIGNATURES		35

Part I - Financial Information

Item 1.  Consolidated Financial Statements

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets

June 30, 2002 and December 31, 2001

Assets

	June 30, 2002
	(unaudited)	December 31, 2001
Investment properties (Note 4):
Land	$ 289,275,054	283,915,378
Building and improvements	733,588,130	721,578,066

	1,022,863,184	1,005,493,444
Less accumulated depreciation	102,831,911	90,090,870

Net investment properties	920,031,273	915,402,574

Cash and cash equivalents	55,657,806	29,976,991
Investment in securities (net of an unrealized gain of $1,985,511 and $1,251,426 at June 30, 2002 and December 31, 2001, respectively) (Note 1)	13,857,272	13,584,987
Investment in LLC (Note 7)	253,485	270,223
Investment in marketable securities	63,073	63,073
Restricted cash	10,496,946	6,606,300
Accounts and rents receivable (net of provision for doubtful accounts of $2,251,488 and $1,968,492 at June 30, 2002 and December 31, 2001, respectively) (Note 6)	30,266,957	28,314,800
Mortgages receivable (Note 7)	6,232,302	21,152,753
Deposits and other assets	1,156,353	396,506
Leasing fees (net of accumulated amortization of $624,804 and $419,416 at June 30, 2002 and December 31, 2001, respectively)	1,229,763	1,083,869
Loan fees (net of accumulated amortization of $2,400,538 and $2,924,063 at June 30, 2002 and December 31, 2001, respectively)	4,779,806	3,511,060

Total assets	$ 1,044,025,036	1,020,363,136
	==============	==============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets

(continued)

June 30, 2002 and December 31, 2001

Liabilities and Stockholders' Equity

	June 30, 2002
	(unaudited)	December 31, 2001
Liabilities:
Accounts payable and accrued expenses	$ 1,411,268	1,182,570
Accrued interest	1,875,766	1,971,689
Accrued real estate taxes	22,766,383	21,526,708
Distributions payable (Note 14)	5,088,630	5,174,998
Security and other deposits	3,812,231	3,940,037
Mortgages payable (Note 8)	497,151,114	493,119,857
Line of credit (Note 9)	25,000,000	-
Prepaid rents and unearned income	768,410	2,305,092
Other liabilities	396,262	566,020

Total liabilities	558,270,064	529,786,971

Minority interest (Note 2)	22,950,216	24,982,490

Stockholders' Equity (Note 1):
Preferred stock, $.01 par value, 6,000,000 Shares authorized; none issued and outstanding at June 30, 2002 and December 31, 2001	-	-
Common stock, $.01 par value, 100,000,000 Shares authorized; 63,945,232 and 63,392,122 Shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	639,452	633,921
Additional paid-in capital (net of offering costs of $58,816,092)	608,574,136	602,340,085
Deferred stock compensation (Note 11)	(60,000)	-
Accumulated distributions in excess of net income	(148,334,343)	(138,631,757)
Accumulated other comprehensive income	1,985,511	1,251,426

Total stockholders' equity	462,804,756	465,593,675

Commitments and contingencies (Notes 6, 8, 9 and 13)

Total liabilities and stockholders' equity	$ 1,044,025,036	1,020,363,136
	==============	==============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Operations

For the three and six months ended June 30, 2002 and 2001

(unaudited)
	Three months ended June 30, 2002	Three months ended June 30, 2001	Six months ended June 30, 2002	Six months ended June 30, 2001
Income:
Rental income (Note 6)	$ 26,286,970	26,148,305	52,087,908	53,816,609
Additional rental income	10,384,894	9,526,033	20,625,547	21,294,204
Lease termination income (Note 4)	-	-	618,981	2,147,904
Interest income	338,640	748,644	883,291	1,540,853
Dividend income	326,070	360,557	588,315	607,251
Other income	116,107	110,052	187,964	267,279

	37,452,681	36,893,591	74,992,006	79,674,100
Expenses:
Professional services	91,185	172,169	232,906	398,797
General and administrative expenses	1,205,537	910,105	2,155,431	1,979,887
Bad debt expense	651,388	357,230	667,534	1,327,993
Property operating expenses	11,216,003	10,645,595	23,102,358	22,740,431
Interest expense	7,995,034	8,618,393	15,840,792	17,262,048
Depreciation	6,922,238	6,614,181	13,714,537	13,171,798
Amortization	125,273	84,012	239,209	150,263
Acquisition cost expenses	-	14,280	-	37,475

	28,206,658	27,415,965	55,952,767	57,068,692

Income from operations	9,246,023	9,477,626	19,039,239	22,605,408
Minority interest	(222,441)	(206,200)	(445,940)	(460,410)
Income (loss) from operations of unconsolidated ventures	71,933	(46,537)	131,624	(46,537)

Income before discontinued operations and extraordinary items	9,095,515	9,224,889	18,724,923	22,098,461

Discontinued operations (Note 5):
Income from discontinued operations (including gain on sale of investment properties of $814,070 and $467,337 for the three months ended June 30, 2002 and 2001, respectively, and $1,362,086 and $467,337 for the six months ended June 30, 2002 and 2001, respectively)	782,213	556,176	1,367,883	548,714
Extraordinary loss on early extinguishment of debt (Notes 5 and 8)	(131,742)	(49,823)	(136,120)	(49,823)

Net income	$ 9,745,986	9,731,242	19,956,686	22,597,352

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Operations

(continued)

For the three and six months ended June 30, 2002 and 2001

(unaudited)

	Three months ended June 30, 2002	Three months ended June 30, 2001	Six months ended June 30, 2002	Six months ended June 30, 2001

Net income	$ 9,745,986	9,731,242	19,956,686	22,597,352
Other comprehensive income:
Unrealized gain on investment securities	344,546	926,093	734,085	2,116,609

Comprehensive income	$ 10,090,532	10,657,335	20,690,771	24,713,961
	==========	==========	==========	==========
Net income per common share, basic and diluted (Note 10)
	$ .15	.15	.31	.36
	==========	==========	==========	==========
Weighted average common shares outstanding, basic	63,868,407	63,017,731	63,737,766	62,969,962
	==========	==========	==========	==========
Weighted average common shares outstanding, diluted	63,873,861	63,017,731	63,743,220	62,969,962
	==========	==========	==========	==========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statement of Stockholders' Equity

For the six months ended June 30, 2002
(unaudited)

	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total

Balance January 1, 2002	$ 633,921	602,340,085	-	(138,631,757)	1,251,426	465,593,675

Net income	-	-	-	19,956,686	-	19,956,686

Other comprehensive income	-	-	-	-	734,085	734,085
Distributions declared ($.47 for the six months ended June 30, 2002 per diluted weighted average common shares outstanding)	-	-	-	(29,659,272)	-	(29,659,272)

Proceeds from DRP	10,283	10,735,668	-	-	-	10,745,951

Issuance of common stock	55	59,945	(60,000)	-	-	-

Treasury stock	(4,807)	(4,561,562)	-	-	-	(4,566,369)

Balance June 30, 2002	$ 639,452	608,574,136	(60,000)	(148,334,343)	1,985,511	462,804,756
	==========	==========	==========	==========	==========	==========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the six months ended June 30, 2002 and 2001
(unaudited)
	Six months ended June 30, 2002	Six months ended June 30, 2001
Cash flows from operating activities:
Net income	$ 19,956,686	22,597,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,714,537	13,275,771
Amortization	239,209	150,263
Non-cash charges associated with discontinued operations	71,643	3,906
Gain on sale of investment properties	(1,362,086)	(467,337)
Minority interest	445,940	460,410
Loss from operations of unconsolidated ventures	16,738	46,537
Extraordinary loss on early extinguishment of debt	-	49,823
Rental income under master lease agreements	5,707	222,605
Straight line rental income	(706,706)	(1,300,604)
Provision for doubtful accounts	282,996	1,002,581
Interest on unamortized loan fees	488,990	367,876
Changes in assets and liabilities:
Accounts and rents receivable	(1,528,446)	(2,440,040)
Other assets	(759,847)	288,315
Investment in marketable securities	-	260,000
Accounts payable and accrued expenses	228,698	(1,956,715)
Accrued interest payable	(95,923)	(55,647)
Accrued real estate taxes	1,239,675	1,727,872
Security and other deposits	(127,806)	28,174
Other liabilities	937	(4,710)
Prepaid rents and unearned income	(1,536,682)	608,873

Net cash provided by operating activities	30,574,260	34,865,305

Cash flows from investing activities:
Restricted cash	(3,890,646)	1,389,385
Escrows held for others	(170,695)	(472,748)
Purchase of investment securities	-	(2,604,252)
Sale of investment securities	461,800	275,000
Additions to investment properties	(3,871,856)	(3,832,554)
Purchase of investment properties	(21,018,608)	(3,303,657)
Proceeds from sale of investment properties	7,903,605	2,364,378
Investment in LLC	-	(500,000)
Purchase of minority interest units	(1,500,000)	-
Mortgages receivable	14,920,451	(5,881,437)
Construction in progress	-	1,300,592
Leasing fees	(402,972)	(170,734)

Net cash used in investing activities	$ (7,568,921)	(11,436,027)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the six months ended June 30, 2002 and 2001
(unaudited)

	Six months ended June 30, 2002	Six months ended June 30, 2001
Cash flows from financing activities:
Proceeds from DRP	$ 10,745,951	10,997,005
Repurchase of shares	(4,566,369)	(5,995,047)
Loan proceeds	8,000,000	21,600,000
Proceeds from unsecured line of credit	25,000,000	-
Loan fees	(1,811,510)	(206,804)
Distributions paid	(30,723,853)	(31,961,983)
Payoff of debt	(3,853,000)	(1,050,000)
Prepayment penalty on payoff of debt	-	(40,604)
Principal payments of debt	(115,743)	(226,983)

Net cash provided by (used in) financing activities	2,675,476	(6,884,416)

Net increase in cash and cash equivalents	25,680,815	16,544,862

Cash and cash equivalents at beginning of period	29,976,991	8,397,732

Cash and cash equivalents at end of period	$ 55,657,806	24,942,594
	==============	=============

Supplemental schedule of noncash investing and financing activities:

Distributions payable	$ 5,088,630	4,991,894
	=============	=============
Cash paid for interest	$ 15,701,506	17,143,618
	=============	=============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
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

On October 14, 1994, the Company commenced a total of four public offerings of common stock, on a best efforts basis, at prices ranging from $10 to $11 per share, in which a total of 51,642,397 shares were sold. In addition, as of June 30, 2002, the Company has issued 9,616,254 shares through the Company's Distribution Reinvestment Program ("DRP") at prices ranging from $9.05 to $10.45 per share and has repurchased a total of 3,501,227 shares through the Company's Share Repurchase Program at prices ranging from $9.05 to $9.50 per share for an aggregate cost of $32,317,891. As a result, total net offering proceeds were $667,969,680 as of June 30, 2002.

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

June 30, 2002
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

On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 144"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30. The effects of the adoption of SFAS 145 are currently indeterminable by the Company.

Certain reclassifications were made to the 2001 financial statements to conform to the 2002 presentation.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at June 30, 2002 consist of preferred and common stock investments in various real estate investment trusts and are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when received. Sale of investment securities available-for-sale during the three and six months ended June 30, 2002 and 2001 resulted in a gain on sale of $38,200 and $51,122, respectively, which is included in other income.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2002
(unaudited)

(2) Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC

The accompanying consolidated financial statements of the Company include, in addition to the accounts of the wholly-owned subsidiaries, the accounts of Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (Inland Ryan and Inland Ryan Cliff Lake are collectively referred to as the "LLCs"). Due to the Company's ability as managing member to directly control these LLCs, they are consolidated with the Company for financial reporting purposes. The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements. As of June 30, 2002, the Company and the non-managing members have entered into five amendments to the LLC agreement to reflect various transactions with individual members of Inland Ryan, LLC. In aggregate, these amendments had no effect on the Company's and the non-managing members' interest in Inland Ryan, LLC which remains at approximately 77% and 23%, respectively.

(3) Transactions with Affiliates

During the three and six months ended June 30, 2002 and 2001, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations and mail processing from affiliates of The Inland Group, Inc. The Inland Group, Inc., through affiliates, owns approximately 10% of the Company's outstanding common stock. These services were purchased from these entities based on an hourly cost assigned to each employee of the affiliate providing the services. The hourly rate is based on the employee's salary, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses. Computer services were purchased at a contract rate of $30.00 per hour. The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the six months ended June 30, 2002 and 2001, these expenses, totaling $1,445,918 and $1,177,548, respectively, are included in general and administrative expenses. Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc. Payments under this lease for the six months ended June 30, 2002 and 2001 were $70,266 and $65,580, respectively, and are also included in general and administrative expenses.

During the six months ended June 30, 2002, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc. The fees for these services are based on costs incurred by The Inland Real Estate Group, Inc. and are currently purchased at $190.00 per hour. For the six months ended June 30, 2002 and 2001, the Company paid $104,612 and $30,045, respectively, for these legal services.

An affiliate of The Inland Group, Inc. holds a mortgage on the Walgreens property, owned by the Company, located in Decatur, Illinois. As of June 30, 2002, the remaining balance of the mortgage is $660,153. The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004. For the six months ended June 30, 2002, the Company paid principal and interest payments totaling $34,133 on this mortgage.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2002
(unaudited)

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

(4) Investment Properties

In connection with the purchase of several investment properties, the Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition of these investment properties. The payments to be made to the Company range from one to two years from the date of acquisition of the property or until the spaces are leased and tenants begin paying rent. As of June 30, 2002, the Company did not have any investment properties subject to a master lease agreement. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt, rather than as rental income. The cumulative amount of such payments was $6,879,164 and $6,873,457 through the six months ended June 30, 2002 and the year ended December 31, 2001, respectively (Note 6).

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

On March 28, 2002, the Company sold one of its investment properties, Antioch Plaza, located in Antioch, Illinois, to a third party for $1,818,344, net of closing costs. In conjunction with this sale, the Company paid off existing debt on the property of $875,000. The Company recorded an extraordinary loss on the early extinguishment of this debt totaling $4,378 which was for the write-off of unamortized deferred loan fees. After the debt payoff, the Company received net sales proceeds of approximately $926,000, net of closing costs. The net proceeds were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions (Note 14). These proceeds are included in restricted cash in the accompanying consolidated financial statements. This sale resulted in a gain on sale of $533,942.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2002
(unaudited)

Results of operations for Antioch Plaza for the period ended March 28, 2002 and for the six months ended June 30, 2001 were as follows:

	March 28, 2002	June 30, 2001

Total income	$ 38,796	83,249
Total expenses	81,474	99,642
Net loss from operations	$ (42,678)	(16,393)
	==================	=============

On June 12, 2002, the Company sold one of its investment properties, Shorecrest Plaza, located in Racine, Wisconsin, to a third party for $6,085,261, net of closing costs. In conjunction with this sale, the Company paid off existing debt on the property of $2,978,000. The Company recorded an extraordinary loss on the early extinguishment of this debt totaling $131,742, of which $111,289 was a prepayment penalty and $20,453 was the write-off of unamortized deferred loan fees. After the debt payoff, the Company received net sales proceeds of approximately $2,877,000, net of closing costs. The net proceeds were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions (Note 14). These proceeds are included in restricted cash in the accompanying consolidated financial statements. This sale resulted in a gain on sale of $828,144.

Results of operations for Shorecrest Plaza for the period ended June 12, 2002 and for the six months ended June 30, 2001 were as follows:

	June 12, 2002	June 30, 2001

Total income	$ 331,534	461,266
Total expenses	419,179	363,496
Net income (loss) from operations	$ (87,645)	97,770
	=============	============

(6) Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $706,706 and $1,300,604 for the six months ended June 30, 2002 and 2001, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $11,799,391 and $11,092,685 in related accounts and rents receivable as of June 30, 2002 and December 31, 2001, respectively. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2002
(unaudited)

Trak Auto, a tenant at six of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in July 2001. As of June 30, 2002, all six leases have been rejected and the stores have closed. As of June 30, 2002, the Company has signed a lease for a portion of one of the vacant spaces. K-Mart, a tenant at three of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in January 2002. As of June 30, 2002, two of the stores remain open and one has closed. The Company paid approximately $115,000 of real estate taxes for the vacant store. These properties account for approximately 4% of the Company's total square footage and approximately 2% of the Company's annual rental income. Management of the Company does not expect these bankruptcy filings to have a material adverse effect on the operations or the financial condition of the Company.

(7) Mortgages Receivable

On May 28, 1999, the Company entered into a loan agreement with an unaffiliated third party and committed to lend a total of $15,500,000. The loan, secured by Thatcher Woods Shopping Center in River Grove, Illinois, had a maturity date of June 30, 2002 and required the borrower to make monthly interest-only payments on amounts outstanding at a rate of 9% per annum. The Company had, at its option, an election to purchase this property, upon completion of construction, subject to certain fair-value-based criteria stated in the contract. On April 25, 2002, the Company exercised its option to purchase Thatcher Woods Shopping Center for approximately $18,500,000. Of the purchase price, approximately $15,456,000, which was included in mortgages receivable, was from the repayment of the loan agreement and the balance was funded using cash and cash equivalents. Subsequently, the mortgage receivable was reclassed to net investment properties. The property contains approximately 193,300 square feet of leasable space. Its major tenants are Dominick's Finer Foods, A.J. Wright, Walgreens and Ace Hardware.

On February 1, 2001, the Company entered into an LLC agreement with Tri-Land Properties, Inc. and has committed to lend the LLC up to an additional $17,800,000 to fund the initial acquisition and subsequent redevelopment at a rate of 9% per annum with interest only paid monthly. The loan, secured by Century Consumer Mall in Merrillville, Indiana, matures on January 31, 2006. As of June 30, 2002, the principal balance of this mortgage receivable is $6,232,302. A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2002
(unaudited)

(8) Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at June 30, 2002 and December 31, 2001:
	Interest Rate at June 30, 2002	Interest Rate at December 31, 2001	Maturity Date	Current Monthly Payment	Balance at June 30, 2002	Balance at December 31, 2001

Inland Mortgage Serv. Corp. (a)	7.65%	7.65%	05/2004	$ 5,689	$ 660,153	668,824
Allstate	7.21%	7.21%	12/2004	38,453	6,400,000	6,400,000
LaSalle Bank N.A. (b)	1.63%	2.13%	12/2014	9,788	6,200,000	6,200,000
LaSalle Bank N.A.	7.00%	7.00%	04/2005	102,972	17,897,500	17,897,500
Allstate	7.00%	7.00%	02/2005	31,946	5,476,500	5,476,500
Allstate	7.00%	7.00%	01/2005	23,917	4,100,000	4,100,000
Allstate	7.15%	7.15%	01/2005	18,173	3,050,000	3,050,000
Allstate	-	-	-	-	-	2,978,000
Allstate	6.65%	6.65%	05/2005	53,200	9,600,000	9,600,000
Allstate (c)	9.25%	9.25%	12/2009	30,125	3,908,081	3,908,081
Allstate	6.82%	6.82%	08/2005	60,243	10,600,000	10,600,000
LaSalle Bank N.A.	6.50%	6.50%	12/2005	72,123	13,500,000	13,500,000
Allstate	6.66%	6.66%	10/2003	17,483	3,150,000	3,150,000
Allstate	7.00%	7.00%	12/2003	65,333	11,200,000	11,200,000
Berkshire Mortgage (a)	7.79%	7.79%	10/2007	105,719	14,097,881	14,175,198
Woodmen of the World	6.75%	6.75%	06/2008	26,016	4,625,000	4,625,000
Lehman Brothers Holding, Inc.	6.36%	6.36%	10/2008	299,025	54,600,000	54,600,000
Column Financial, Inc	7.00%	7.00%	11/2008	145,833	25,000,000	25,000,000
Bear, Stearns Funding, Inc.	6.86%	6.86%	06/2004	328,662	57,450,000	57,450,000
LaSalle Bank N.A.	3.14%	3.49%	10/2004	(d)	13,912,700	13,912,700
LaSalle Bank N.A.	7.26%	7.26%	10/2004	56,389	9,450,000	9,450,000
LaSalle Bank N.A.	7.25%	7.25%	10/2004	63,488	10,654,300	10,654,300
Allstate	7.40%	7.40%	09/2005	220,687	35,787,000	35,787,000
Midland Loan Serv. (a)	7.86%	7.86%	01/2008	37,649	4,983,504	5,013,259
LaSalle Bank N.A.	7.26%	7.26%	12/2004	53,167	8,910,000	8,910,000
LaSalle Bank N.A.	7.36%	7.36%	12/2004	58,376	9,650,000	9,650,000
LaSalle Bank N.A.	7.26%	7.26%	01/2005	58,106	9,737,620	9,737,620
LaSalle Bank N.A.	3.24%	3.54%	03/2005	(d)	2,400,000	2,400,000
LaSalle Bank N.A.	3.27%	3.54%	04/2005	(d)	2,467,700	2,467,700
LaSalle Bank N.A.	3.27%	3.54%	06/2005	(d)	5,599,000	5,599,000
LaSalle Bank N.A.	3.14%	3.44%	11/2005	(d)	3,650,000	3,650,000
LaSalle Bank N.A.	6.81%	6.81%	12/2005	43,843	7,833,000	7,833,000
Allstate	7.38%	7.38%	02/2006	132,750	21,600,000	21,600,000
Bear, Stearns Funding, Inc.	6.50%	6.50%	09/2006	73,288	13,530,000	13,530,000
Principal Life Insurance	5.96%	5.96%	12/2008	54,633	11,000,000	11,000,000
LaSalle Bank N.A.	3.64%	3.73%	12/2006	(d)	66,471,175	67,346,175
Bear, Stearns Funding, Inc. (e)	6.60%	-	02/2009	44,000	8,000,000	-

Mortgages Payable					$ 497,151,114	493,119,857
					=============	=============

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2002
(unaudited)

(a) These loans require payments of principal and interest monthly; all other loans listed are interest only.

(b) As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 issued by the Village of Skokie, Illinois. The interest rate floats and is reset weekly by a re-marketing agent. The rate at June 30, 2002 is 1.63%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding. In addition, there is a .125% re-marketing fee paid annually and a trustee fee of $250 paid quarterly.

(c) The Company received a subsidy at closing from the seller for a period of five years, which together with interest earnings on the initial deposit, will provide a sum that will be drawn down on a monthly basis by the Company to reduce the effective interest rate paid on the loan to 7% per annum.

(d) Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

(e) On February 11, 2002, the Company completed a financing transaction, which resulted in the Company incurring additional indebtedness of $8,000,000. In connection with obtaining this financing, which is secured by one of the Company's investment properties, the Company paid a commission for mortgage brokerage services to Cohen Financial in an amount totaling $40,000 (equivalent to one-half of one percent of the principal amount of the indebtedness). The Company anticipates utilizing the services of Cohen Financial in future financing activities. In each case, the Company anticipates paying Cohen Financial a brokerage fee equal to one-half of one percent. Joel D. Simmons, one of the Company's independent directors, is a limited partner of Cohen Financial. Additionally, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation, an affiliate of the Inland Group, Inc., in an amount equal to $20,000 (equivalent to one-quarter of one percent of the principal amount of the indebtedness).

(9) Line of Credit

On June 28, 2002, the Company entered into a $100,000,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years. The funds from this line of credit will be used to purchase additional investment properties. Monthly interest only payments will be made on the outstanding balance charged at the rate of 3.75% over LIBOR. In connection with obtaining this line of credit, the Company paid fees in an amount totaling approximately $1,500,000 (which includes a one and one-half percent commitment fee). Additionally, on June 28, 2002, the Company drew an initial advance of $25,000,000 at an interest rate of 5.625%.

(10) Earnings per Share

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of June 30, 2002 and December 31, 2001, options to purchase 27,500 and 23,500 shares of common stock, respectively, at prices ranging from $9.05 to $10.45 per share were outstanding.

As of June 30, 2002, warrants to purchase 1,156,520 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of basic or diluted EPS because the warrants exercise price was greater than the average market prices of common shares.

As of June 30, 2002, 5,454.45 shares of restricted common stock at a price of $11 per share were outstanding. Such shares were excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2002
(unaudited)

The basic weighted average number of common shares outstanding were 63,737,766 and 62,969,962 for the six months ended June 30, 2002 and 2001, respectively. The diluted weighted average number of common shares outstanding were 63,743,220 and 62,969,962 for the six months ended June 30, 2002 and 2001, respectively.

(11) Deferred Stock Compensation

In conjunction with employment development, the Company executed stock compensation plans with certain Officers of the Company. The stock compensation plans, included as a component of the Officers' employment agreements, became effective January 1, 2002.

As of June 30, 2002, an aggregate of 5,454.45 shares of the Company's common stock comprising an aggregate value of $60,000 were issued pursuant to the plans. The Company has measured the fair value of the stock issued at $11 per share which is the price at which the stock was offered during the Company's last two offerings. The compensation plans provide for each Officer to vest in an equal portion of their shares over a five-year vesting period beginning January 1, 2003, therefore, no compensation cost has been recognized related to these shares as of June 30, 2002.

Pursuant to the stock compensation plans, the Officers may also receive additional restricted shares of the Company's common stock which are also subject to a five-year vesting period. The number of these shares is to be determined based upon the future performance of the Company beginning January 1, 2003. No additional shares have been issued as of June 30, 2002.

(12) Segment Reporting

The Company owns and seeks to acquire single-user, neighborhood and community retail shopping centers generally located in the midwestern United States. The Company currently owns investment properties within the states of Illinois, Indiana, Michigan, Minnesota, Ohio, Tennessee and Wisconsin and are typically anchored by grocery and drug stores complemented with additional stores providing a wide range of other goods and services.

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

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2002
(unaudited)

The property revenues, property net operations, and total assets are summarized in the following table as of June 30, 2002 and 2001 and for the six month periods then ended, along with a reconciliation to income before discontinued operations and extraordinary items:
	2002	2001

Total rental and additional rental income	$ 72,713,455	75,110,813
Total property operating expenses	(23,102,358)	(22,740,431)

Property net operating income	49,611,097	52,370,382

Other income:
Lease termination income	618,981	2,147,904
Interest income	883,291	1,540,853
Dividend income	588,315	607,251
Other income	187,964	267,279

Other expenses:
Professional services	(232,906)	(398,797)
General and administrative	(2,155,431)	(1,979,887)
Bad debt expense	(667,534)	(1,327,993)
Interest expense	(15,840,792)	(17,262,048)
Depreciation and amortization	(13,953,746)	(13,322,061)
Acquisition cost expense	-	(37,475)

Income before discontinued operations and extraordinary items	$ 19,039,239	22,605,408
	==============	==========

Net investment properties	$ 920,031,273	921,787,760
	==============	==========

Total assets	$ 1,044,025,036	1,022,381,358
	==============	==========

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2002
(unaudited)

(13) Commitments and Contingencies

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

In connection with a tax increment-financing district for three of the Company's investment properties, the Company is contingently liable for any shortfalls in the Tax Increment as defined. At June 30, 2002, the Company does not believe any shortfall under the Tax Increment will be due.

(14) Subsequent Events

On July 9, 2002, the Company purchased a property from an unaffiliated third party for approximately $2,828,000. The purchase price was partially funded using approximately $928,000, which had previously been deposited with a qualified tax deferred exchange agent as a result of the sale of Antioch Plaza on March 28, 2002 (Note 5). The balance of the purchase price was funded using cash and cash equivalents. The property is located in Coon Rapids, Minnesota and contains 24,317 square feet of space currently leased by Michaels.

On July 10, 2002, the Company purchased a property from an unaffiliated third party for $13,517,700. The purchase price was partially funded using approximately $2,878,000, which had previously been deposited with a qualified tax deferred exchange agent as a result of the sale of Shorecrest Plaza on June 12, 2002 (Note 5). The balance of the purchase price was funded using cash and cash equivalents. The property is located in Kohler, Wisconsin and contains 150,047 square feet of leasable space. Its major tenants include TJ Maxx, Michaels and Elder Beerman.

On July 15, 2002, the Company resolved the lawsuit previously filed in the Circuit Court of Cook County on May 1, 2001 between the Company and Samuel A. Orticelli, who had served as the Company's General Counsel and Secretary from July 1, 2000 until April 6, 2001. Management of the Company does not believe the settlement and any obligations thereunder to have a material effect on the operations or financial condition of the Company.

On July 17, 2002, the Company paid a distribution of $4,940,423 to Stockholders of record as of June 1, 2002.

On July 18, 2002, the Company purchased a property from an affiliate of The Inland Group, Inc. for $27,187,100. The Company assumed the current mortgage on the property in the amount of $13,600,000 and the balance of the purchase price was funded using cash and cash equivalents. The property is located in Celebration, Florida and contains 166,131 square feet of net rentable space currently entirely leased by the Walt Disney Company for a minimum period of 10 years. An affiliate of The Inland Group, Inc. was paid a 1% acquisition fee in the amount of $271,871 for arranging the purchase. Inland Mortgage Corporation was paid a loan brokerage fee of $68,000 (1/2 of 1% of the loan amount) for arranging the first mortgage financing. The Company entered into a management agreement with a third party property management company to manage the property for an annual fee of 1.95% of net collected rents.

On August 9, 2002, the Company purchased a property from an unaffiliated third party for $10,926,000. The purchase price was funded using cash and cash equivalents. The property is located in Oswego, Illinois and contains 105,796 feet of leasable space. Its major tenants include Jewel Food Store and Blockbuster Video.

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

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and short-term investments. Cash and cash equivalents at June 30, 2002 and December 31, 2001 were $55,657,806 and $29,976,991, respectively. The increase in total cash and cash equivalents from December 31, 2001 to June 30, 2002 results from receiving approximately $30,600,000 from operations, approximately $2,700,000 in financing activities, while using approximately $7,600,000 in investing activities. These changes are described in more detail below. The Company intends to use cash and cash equivalents to purchase additional investment properties, to pay distributions and for working capital requirements. The source of future cash for investing in properties will be from financing secured by unencumbered investment properties, operations from current investment properties and amounts raised through the Company's DRP.

As of June 30, 2002, the Company owned interests in 120 investment properties. Two investment properties were purchased during 2002, one was purchased during 2001 and 120 were purchased prior to 2001. As of June 30, 2002, the Company had sold three of its 123 investment properties purchased. Of the 120 investment properties owned, six are currently unencumbered. As the Company generally limits its indebtedness to approximately fifty percent (50%) of the fair market value of its investment properties, the remaining six unencumbered investment properties, with an aggregate value of approximately $30,000,000, would yield approximately $15,000,000 in additional cash from financing. These 120 investment properties are currently generating sufficient cash flow to cover operating expenses of the Company, pay debt service requirements and pay distributions equal to $.94 per share on an annual basis. As of June 30, 2002, funds available for distribution were $31,402,778 and distributions declared for the six months ended June 30, 2002 were $29,659,272, or $.47 per diluted weighted average common shares outstanding, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year end. For the six months ended June 30, 2002, the Company received proceeds from the Company's DRP totaling $10,745,951 and repurchased shares through the Company's Share Repurchase Program totaling $4,566,369.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased from $34,865,305 for the six months ended June 30, 2001 to $30,574,260 for the six months ended June 30, 2002, due to a number of factors. Net income decreased approximately $2,641,000 partially due to the fact that income for the six months ended June 30, 2001 included a bankruptcy court-approved settlement in February 2001 from Eagle Food Stores, Inc. in the amount of $4,120,000 for the Company's claims for damages as a result of the two rejected leases by Eagle. Additionally, the decrease is due to a reduction of approximately $720,000 in the provision for doubtful accounts due to a decrease in tenants with outstanding balances due for a period greater than ninety days and in the amounts written off as uncollectable, a reduction of approximately $1,048,000 in other assets, a reduction of approximately $594,000 in straight line rental income and a reduction of approximately $2,146,000 in prepaid rents and unearned income. Additionally, during the six months ended June 30, 2002, the Company recorded a gain on sale of investment properties reducing operating cash flow by $1,362,086, as compared to a gain of $467,337 for the six months ended June 30, 2001. This decrease was partially offset by an increase of approximately $912,000 in accounts and rents receivable and an increase of approximately $2,185,000 in accounts payable and accrued expenses.

Cash Flows from Investing Activities

The Company used $7,568,921 in cash for investing activities for the six months ended June 30, 2002 as compared to $11,436,027 for the six months ended June 30, 2001. The primary reason for the decrease in cash used was the reduction in mortgages receivable of approximately $20,802,000, due to the Company purchasing the Thatcher Woods Shopping Center and the mortgage receivable being paid off. Additionally, the decrease is due to a reduction in cash resources used for the purchase of investment securities, a reduction in cash resources used for the investment in LLC and an increase in proceeds from the sale of investment properties of approximately $5,539,000. This decrease was primarily offset by the increase in cash used to purchase investment properties of approximately $17,715,000. The decrease was also partially offset by an increase in the purchase of minority interest units of $1,500,000.

Cash Flows from Financing Activities

The Company received net cash of $2,675,476 from financing activities for the six months ended June 30, 2002, as compared to using cash of $6,884,416 for the six months ended June 30, 2001. The primary reason for the increase in cash is due to the Company receiving $25,000,000 on the unsecured line of credit for the six months ended June 30, 2002. Additionally, the increase is also due to a decrease in the repurchase of shares through the Company's Share Repurchase Program and a decrease in distributions paid for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Distributions paid include distributions to minority interest and for the six months ended June 30, 2001 included a special distribution of $2,100,000 as a result of the third amendment to the LLC agreement. The increase in cash was partially offset by a decrease in loan proceeds received of $13,600,000, an increase in loan fees paid of approximately $1,605,000 and an increase in payoffs of debt of $2,803,000.

The table below presents the principal amount of the debt maturing each year including monthly annual amortization of principal through December 31, 2006 and thereafter:

2002	$ 233,000
2003	14,602,014
2004	117,968,026
2005	131,970,654
2006	101,895,783
Thereafter	130,481,637

Results of Operations

Net income for the six months ended June 30, 2002 was $19,956,686 as compared to $22,597,352 for the six months ended June 30, 2001. Net income per common share, basic and diluted, for the six months ended June 30, 2002 was $.31 as compared to $.36 for the six months ended June 30, 2001 (based on basic weighted average common shares outstanding of 63,737,766 and 62,969,962, respectively, and diluted weighted average common shares outstanding of 63,743,220 and 62,969,962, respectively). The decrease in net income and net income per common share is primarily due to a decrease in net operating income from the Company's "same store" investment properties. Net income per common share was positively affected by the Company's common share repurchase activity during the period. On a "same store" basis, (comparing the results of operations of the investment properties owned during the six months ended June 30, 2002, with the results of the same investment properties during the six months ended June 30, 2001), net operating income decreased by approximately $3,300,000 with total rental and additional rental income decreasing by approximately $3,100,000 and total property operating expenses increasing by approximately $200,000. Included in rental and additional rental income for the six months ended June 30, 2001, was approximately $1,972,000 which was received through a bankruptcy settlement from Eagle Food Stores, Inc. as a result of the two rejected leases.

At June 30, 2002, the Company owned 27 single-user retail properties, 73 Neighborhood Retail Centers and 20 Community Centers. The Company's property operations account for almost all of the net operating income earned by the Company. In order to evaluate the Company's overall portfolio, management analyzes the operating performance of properties that have been owned and operated by the Company for comparable periods. A total of 117 investment properties owned by the Company, or "same store" properties, comprising of approximately 9.2 million square feet satisfied this criterion during the periods presented below. This analysis does not include properties that have been acquired, sold or held for sale during 2002 and 2001. The "same store" investment properties represent approximately 97% of the square footage of the Company's portfolio at June 30, 2002. The following table presents the pre-depreciation operating results of the investment properties for the six months ended June 30, 2002 and 2001:
	Six months ended June 30, 2002	Six months ended June 30, 2001
Rental and additional rental income:
"Same store" investment properties (117 properties, approximately 9.2 million square feet)	$ 71,895,036	74,950,840
Other investment properties	1,188,749	711,280

Total rental and additional rental income	$ 73,083,785	75,662,120
	=============	=============
Property operating expenses:
"Same store" investment properties (excluding interest, depreciation and amortization)	$ 22,923,670	22,717,773
Other investment properties	312,395	233,941

Total property operating expenses	$ 23,236,065	22,951,714
	=============	=============
Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	$ 48,971,366	52,233,067
Other investment properties	876,354	477,339

Total net operating income	$ 49,847,720	52,710,406
	=============	=============

Trak Auto, a tenant at six of the Company's investment properties filed for Chapter 11 bankruptcy protection under the federal bankruptcy code in July 2001. As of June 30, 2002, all six leases have been rejected and the stores have closed. As of June 30, 2002, the Company has signed a lease for a portion of one of the vacant spaces. K-Mart, a tenant at three of the Company's investment properties filed for Chapter 11 bankruptcy protection under the federal bankruptcy code in January 2002. As of June 30, 2002, two of the stores remain open and one has closed. The Company paid approximately $115,000 of real estate taxes for the vacant store. These properties account for approximately 4% of the Company's total square footage and approximately 2% of the Company's annual rental income. Management of the Company does not expect these bankruptcy filings to have a material adverse effect on the operations or the financial condition of the Company.

Lease termination income was higher for the six months ended June 30, 2001, as compared to the six months ended June 30, 2002, due primarily to the Company receiving a one-time lease termination fee in February 2001 of approximately $2,148,000 through a bankruptcy settlement from Eagle Food Stores, Inc., as a result of the two rejected leases. During 2002, the Company received two lease termination fees totaling approximately $619,000 upon termination of leases at two of the Company's investment properties.

The Company earns interest income on the investment of cash and cash equivalents in short-term instruments pending investment in real estate. Interest income decreased for the three and six months ended June 30, 2002, as compared to the three and six months ended June 30, 2001, due to the use of cash resources to purchase and upgrade investment properties, pay distributions, repurchase shares through the Share Repurchase Program and pay off debt. Additionally, interest income decreased as a result of lower interest rates.

Professional services decreased for the three and six months ended June 30, 2002, as compared to the three and six months ended June 30, 2001, as a result of a decrease in legal and accounting expenses required by the Company.

General and administrative expenses increased for the three and six months ended June 30, 2002, as compared to the three and six months ended June 30, 2001, due to increases in annual conference expenses, salaries and printing expenses.

Bad debt expense decreased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, and increased for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001, as a result of the amounts written off as uncollectable and the change in the provision for doubtful accounts. The provision for doubtful accounts at June 30, 2002 was increased from December 31, 2001, due to an increase in tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that management believes are potentially uncollectable.

Interest expense decreased for the three and six months ended June 30, 2002, as compared to the three and six months ended June 30, 2001, due to a decrease in interest rates charged on the variable rate debt from approximately 5.4% for the six months ended June 30, 2001 as compared to approximately 3.5% for the six months ended June 30, 2002. The decrease was partially offset by an increase in mortgages payable from approximately $488,090,000 at June 30, 2001 to approximately $497,151,000 at June 30, 2002.

Related Party Transactions

During the three and six months ended June 30, 2002 and 2001, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations and mail processing from affiliates of The Inland Group, Inc. The Inland Group, Inc., through affiliates, owns approximately 10% of the Company's outstanding common stock. These services were purchased from these entities based on an hourly cost assigned to each employee of the affiliate providing the services. The hourly rate is based on the employee's salary, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses. Computer services were purchased at a contract rate of $30.00 per hour. The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the six months ended June 30, 2002 and 2001, these expenses, totaling $1,445,918 and $1,177,548, respectively, are included in general and administrative expenses. Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc. Payments under this lease for the six months ended June 30, 2002 and 2001 were $70,266 and $65,580, respectively, and are also included in general and administrative expenses.

During the six months ended June 30, 2002, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc. The fees for these services are based on costs incurred by The Inland Real Estate Group, Inc. and are currently purchased at $190.00 per hour. For the six months ended June 30, 2002 and 2001, the Company paid $104,612 and $30,045, respectively, for these legal services.

An affiliate of The Inland Group, Inc. holds a mortgage on the Walgreens property, owned by the Company, located in Decatur, Illinois. As of June 30, 2002, the remaining balance of the mortgage is $660,153. The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004. For the six months ended June 30, 2002, the Company paid principal and interest payments totaling $34,133 on this mortgage.

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

Joint Ventures

The accompanying consolidated financial statements of the Company include, in addition to the accounts of the wholly-owned subsidiaries, the accounts of Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (Inland Ryan and Inland Ryan Cliff Lake are collectively referred to as the "LLCs"). Due to the Company's ability as managing member to directly control the LLCs, they are consolidated with the Company for financial reporting purposes. The third parties' interests in these LLCs are reflected as minority interest in the accompanying consolidated financial statements. As of June 30, 2002, the Company and the non-managing members have entered into five amendments to the LLC agreement to reflect various transactions with individual members of Inland Ryan, LLC. In aggregate, these amendments had no effect on the Company's and the non-managing members' interest in Inland Ryan, LLC which remains at approximately 77% and 23%, respectively.

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc., an unaffiliated third party, for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property currently has one anchor tenant, a 139,451 square foot Burlington Coat Factory store on the south end of the property. On the north end of the property, there is a vacant 148,420 square foot store, previously occupied by Montgomery Wards, which is currently being marketed to new users. In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property. The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of 104,700 square feet of new open-air retail space between the existing anchors. Each partner's initial equity contribution was $500,000. The Company is a non-managing member of the LLC, therefore, the operations are not consolidated for financial reporting purposes. A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped. As of June 30, 2002, the Company's net investment was $253,485. In addition, the Company has committed to lend the LLC up to an additional $17,800,000. The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances. The loan matures in five years. As of June 30, 2002, the principal balance of this mortgage receivable was $6,232,302.

Funds From Operations

One of the Company's objectives is to provide cash distributions to its stockholders from funds generated by the Company's operations. Funds generated from operations is not equivalent to the Company's net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds From Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that FFO provides a better basis than net income for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO should not be considered as an alternative to "Net Income" as an indicator of the Company's operating performance or to as an alternative to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions. FFO and funds available for distribution are calculated as follows:

	Six months ended June 30, 2002	Six months ended June 30, 2001

Net income (1)	$ 19,956,686	22,647,175
Gain on sale of investment property	(1,362,086)	(467,337)
Extraordinary loss on early extinguishment of debt	136,120	49,823
Equity in depreciation of unconsolidated ventures	32,887	-
Depreciation, net of minority interest	13,305,737	12,883,055

Funds From Operations	32,069,344	35,112,716
Principal amortization of debt, net of minority interest	(15,515)	(14,362)
Deferred rent receivable, net of minority interest (2)	(656,758)	(1,288,546)
Rental income received under master lease agreements, net of minority interest (3)	5,707	222,605

Funds available for distribution	$ 31,402,778	34,032,413
	==============	==============
Funds From Operations per common share, basic and diluted (1)	$ .50	.56
	==============	==============
Weighted average common shares outstanding, basic	63,737,766	62,969,962
	==============	==============
Weighted average common shares outstanding, diluted	63,743,220	62,969,962
	==============	==============

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

  The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition of these investment properties. The payments range from one to two years from the date of acquisition of the property or until the spaces are leased and tenants begin paying rent. As of June 30, 2002, the Company had no investment properties subject to a master lease agreement. GAAP required that the Company treat these payments as a reduction to the purchase price of the investment properties upon receipt, rather than as rental income.

The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each quarter during 2000 and 2001. N/A indicates the property was not owned by the Company at the end of the quarter.
	Gross
	Leasable
	Area	03/31/01	06/30/01	09/30/01	12/31/01	03/31/02	06/30/02	09/30/02	12/31/02
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Ameritech, Joliet, IL	4,504	100	100	100	100	100	100
Antioch Plaza, Antioch, IL	-	69	69	69	76	N/A	N/A
Aurora Commons, Aurora, IL	126,908	94	94	97	97	97	97(a)
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100	100
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100	100
Baytowne Square, Champaign, IL	118,842	98	98	98	98	98	98
Bergen Plaza, Oakdale, MN	272,283	96	97	97	99	99	99(a)
Berwyn Plaza, Berwyn, IL	18,138	26	26	26	26	26	26(a)
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100	100
Burnsville Crossing, Burnsville, MN	91,015	100	100	100	100	100	100
Byerly's Burnsville, Burnsville, MN	72,365	100	100	100	100	100	100
Calumet Square, Calumet City, IL	39,936	100	100	100	100	53	53
Carmax, Schaumburg, IL	93,333	100	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100	100
Chatham Ridge, Chicago, IL	175,774	100	100	100	100	95	95
Chestnut Court, Darien, IL	170,027	96	98	98	99	100	99(a)
Circuit City, Traverse City, MI	21,337	100	100	100	100	100	100
Cliff Lake Centre, Eagan, MN	73,382	92	98	94	95	95	95
Cobblers Crossing, Elgin, IL	102,643	98	98	100	100	100	100
Crestwood Plaza, Crestwood, IL	20,044	100	100	100	100	100	100
Cub Foods, Buffalo Grove, IL	56,192	100	100	0	0	0	0(a)
Cub Foods, Indianapolis, IN	67,541	100	100	0	0	0	0(a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100	100
Dominick's, Hammond, IN	71,313	0	0	0	0	0	0(a)
Dominick's, Highland Park, IL	71,442	100	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	100	100	100	100	100	100
Downers Grove Mkt, Downers Grove, IL	104,449	98	98	99	99	99	99(a)
Eagle Country Market, Roselle, IL	42,283	100	100	100	100	100	100
Eagle Crest, Naperville, IL	67,632	100	100	100	100	100	100
	Gross
	Leasable
	Area	03/31/01	06/30/01	09/30/01	12/31/01	03/31/02	06/30/02	09/30/02	12/31/02
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Eagle Ridge Center, Lindenhurst, IL	56,142	100	100	100	100	100	100
Eastgate Shopping Center, Lombard, IL	132,145	90	90	90	90	89	85(a)
Eckerd Drug, Chattanooga, TN	10,908	N/A	N/A	N/A	N/A	N/A	100
Edinburgh Festival, Brooklyn Park, MN	91,536	100	100	100	100	100	100
Elmhurst City Center, Elmhurst, IL	39,481	66	66	66	66	66	84
Fairview Hts. Plaza, Fairview Hts., IL	167,491	78	77	77	77	89	89
Fashion Square, Skokie, IL	84,580	85	85	81	85	78	78
Gateway Square, Hinsdale, IL	40,170	98	98	100	100	96	97(a)
Goodyear, Montgomery, IL	12,903	100	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	21	21	21	67	67
Hartford Plaza, Naperville, IL	43,762	47	47	47	47	100	100
Hawthorn Village, Vernon Hills, IL	98,806	99	97	96	98	96	96
Hickory Creek Market, Frankfort, IL	55,831	94	96	91	91	97	90
High Point Center, Madison, WI	86,004	80	77	85	86	94	87(a)
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	47	47
Iroquois Center, Naperville, IL	140,981	73	73	70	84	87	87(a)
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	100	100	100	100	100	100
Lake Park Plaza, Michigan City, IN	229,639	72	72	70	69	69	69(a)
Lansing Square, Lansing, IL	233,508	99	98	98	98	99	99(a)
Lincoln Park Place, Chicago, IL	-	100	N/A	N/A	N/A	N/A	N/A
Mallard Crossing, Elk Grove Village, IL	82,929	30	30	29	29	29	29
Maple Grove Retail, Maple Grove, MN	79,130	91	91	91	97	97	97
Maple Park Place, Bolingbrook, IL	220,095	100	73	73	73	73	23(a)
Maple Plaza, Downers Grove, IL	31,298	96	96	96	100	100	100
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	68,056	100	94	94	94	97	97(a)
Nantucket Square, Schaumburg, IL	56,981	98	98	98	79	79	79
Naper West, Naperville, IL	164,812	94	94	96	73	66	66
Niles Shopping Center, Niles, IL	25,359	100	73	73	73	73	75
Oak Forest Commons, Oak Forest, IL	108,330	99	99	99	99	99	99
Oak Forest Commons III, Oak Forest, IL	7,424	50	50	50	50	50	72
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/01	06/30/01	09/30/01	12/31/01	03/31/02	06/30/02	09/30/02	12/31/02
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Orland Greens, Orland Park, IL	45,031	94	94	97	97	97	100
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100	100
Park Center Plaza, Tinley Park, IL	193,179	93	93	96	97	98	98
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	100	100
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100	100
Party City, Oakbrook Terrace, IL	10,000	100	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	N/A	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	95	95	96	96	97	98
Plymouth Collection, Plymouth, MN	40,815	100	100	100	96	96	96
Prairie Square, Sun Prairie, WI	35,755	83	69	86	76	71	68
Prospect Heights, Prospect Heights, IL	28,080	69	69	69	69	69	61(a)
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100	100
Quarry Retail, Minneapolis, MN	273,648	99	99	99	100	100	100
Randall Square, Geneva, IL	216,201	99	99	99	100	99	99
Regency Point, Lockport, IL	54,841	97	97	97	97	92	100
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	100	100
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	94	96	96	96	94	94(a)
River Square Center, Naperville, IL	58,556	74	70	82	84	86	89(a)
Rivertree Court, Vernon Hills, IL	298,862	85	85	86	98	98	98
Rose Naper Plaza East, Naperville, IL	11,658	100	100	100	100	100	100
Rose Naper Plaza West, Naperville, IL	14,335	100	100	100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100	100
Salem Square, Countryside, IL	112,310	100	100	100	91	91	91(a)
Schaumburg Plaza, Schaumburg, IL	62,279	93	93	93	60	60	59
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	100	90	89	79(a)
Sears, Montgomery, IL	34,300	100	95	95	90	90	90
Sequoia Shopping Ctr, Milwaukee, WI	35,407	80	80	69	73	67	63(a)
Shingle Creek, Brooklyn Center, MN	39,456	73	88	83	97	97	96
Shoppes of Mill Creek, Palos Park, IL	102,422	93	93	94	96	98	95(a)
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	20	18	18	18	18	18
Shorecrest Plaza, Racine, WI	-	95	95	95	95	95	N/A
Six Corners, Chicago, IL	80,650	86	89	86	86	86	86
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	96	98	100	98	98	98

	Gross
	Leasable
	Area	03/31/01	06/30/01	09/30/01	12/31/01	03/31/02	06/30/02	09/30/02	12/31/02
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Springboro Plaza, Springboro, OH	154,034	100	100	99	99	100	100
St. James Crossing, Westmont, IL	49,466	91	93	96	100	100	98(a)
Staples, Freeport, IL	24,049	100	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	86	88	88	90	93	93
Summit of Park Ridge, Park Ridge, IL	33,252	86	98	89	98	91	94(a)
Terramere Plaza, Arlington Heights, IL	40,965	85	80	77	69	67	69
Thatcher Woods, River Grove, IL	193,313	N/A	N/A	N/A	N/A	N/A	98
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100	100
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100	100
V. Richard's Plaza, Brookfield, WI	107,952	82	86	95	80	77(a)	79(a)
Walgreens, Decatur, IL	13,500	100	100	100	100	100	100
Walgreens, Woodstock, IL	15,856	100	100	100	100	100	100
Wauconda Shopping Ctr, Wauconda, IL	31,357	77	77	77	77	77	77
West River Crossing, Joliet, IL	32,452	99	99	96	96	96	96
Western and Howard, Chicago, IL	12,784	100	78	78	78	78	78
Wilson Plaza, Batavia, IL	11,160	100	100	100	100	100	100
Winnetka Commons, New Hope, MN	42,415	72	57	62	62	60	65(a)
Wisner/Milwaukee Plaza, Chicago, IL	14,677	90	100	100	100	100	100
Woodfield Comm E/W, Schaumburg, IL	207,583	100	100	100	100	100	100
Woodfield Plaza, Schaumburg, IL	177,160	81	81	97	78	78	78
Woodland Commons, Buffalo Grove, IL	170,070	95	94	93	95	95	93(a)
Woodland Heights, Streamwood, IL	120,436	89	89	94	94	87	87
Zany Brainy, Wheaton, IL	12,499	100	100	100	100	100	100

	9,486,616
	========

  The Company received rent from tenants who have vacated but are still obligated under their lease terms which results in economic occupancy ranging from 49% to 100% at June 30, 2002 for each of these centers.

Subsequent Events

On July 9, 2002, the Company purchased a property from an unaffiliated third party for approximately $2,828,000. The purchase price was partially funded using approximately $928,000, which had previously been deposited with a qualified tax deferred exchange agent as a result of the sale of Antioch Plaza on March 28, 2002 (Note 5). The balance of the purchase price was funded using cash and cash equivalents. The property is located in Coon Rapids, Minnesota and contains 24,317 square feet of space currently leased by Michaels.

On July 10, 2002, the Company purchased a property from an unaffiliated third party for $13,517,700. The purchase price was partially funded using approximately $2,878,000, which had previously been deposited with a qualified tax deferred exchange agent as a result of the sale of Shorecrest Plaza on June 12, 2002 (Note 5). The balance of the purchase price was funded using cash and cash equivalents. The property is located in Kohler, Wisconsin and contains 150,047 square feet of leasable space. Its major tenants include TJ Maxx, Michaels and Elder Beerman.

On July 15, 2002, the Company resolved the lawsuit previously filed in the Circuit Court of Cook County on May 1, 2001 between the Company and Samuel A. Orticelli, who had served as the Company's General Counsel and Secretary from July 1, 2000 until April 6, 2001. Management of the Company does not believe the settlement and any obligations thereunder to have a material effect on the operations or financial condition of the Company.

On July 17, 2002, the Company paid a distribution of $4,940,423 to Stockholders of record as of June 1, 2002.

On July 18, 2002, the Company purchased a property from an affiliate of The Inland Group, Inc. for $27,187,100. The Company assumed the current mortgage on the property in the amount of $13,600,000 and the balance of the purchase price was funded using cash and cash equivalents. The property is located in Celebration, Florida and contains 166,131 square feet of net rentable space currently entirely leased by the Walt Disney Company for a minimum period of 10 years. An affiliate of The Inland Group, Inc. was paid a 1% acquisition fee in the amount of $271,871 for arranging the purchase. Inland Mortgage Corporation was paid a loan brokerage fee of $68,000 (1/2 of 1% of the loan amount) for arranging the first mortgage financing. The Company entered into a management agreement with a third party property management company to manage the property for an annual fee of 1.95% of net collected rents.

On August 9, 2002, the Company purchased a property from an unaffiliated third party for $10,926,000. The purchase price was funded using cash and cash equivalents. The property is located in Oswego, Illinois and contains 105,796 feet of leasable space. Its major tenants include Jewel Food Store and Blockbuster Video.

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
	2002	2003	2004	2005	2006	Thereafter

Fixed rate debt	$ 233,000	14,602,014	104,055,326	117,853,954	35,424,608	130,481,637
Weighted average interest rate	6.88%	6.88%	6.88%	6.81%	6.66%	3.49%

Variable rate debt	-	-	13,912,700	14,116,700	66,471,175	-
Weighted average interest rate	3.50%	3.50%	3.50%	3.57%	3.64%	N/A

The table above reflects indebtedness outstanding as of June 30, 2002, and does not reflect indebtedness incurred after that date. The Company's ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, the Company's ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's mortgages is estimated to be $84,097,000 of variable rate debt and $394,766,000 of fixed rate debt. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

Approximately $94,500,000, or 19% of the Company's mortgages payable at June 30, 2002, have variable interest rates averaging 3.5%. An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: Required by the Securities and Exchange Commission Regulations S-K, Item 601.

The following exhibits are filed as part of this document or incorporated herein by reference:

Item No. Description

2.1 Agreement and Plan of Merger by and among the Registrant, Inland Advisors, Inc., Inland Management Corporation, Inland Real Estate Investment Corporation, Inland Real Estate Advisory Services, Inc., The Inland Property Management Group, Inc., Inland Commercial Property Management, Inc. and The Inland Group, Inc. dated March 7, 2000 (2)

3.1 Third Articles of Amendment and Restatement of the Registrant dated July 1, 2000 (3)

3.2 Amended and Restated Bylaws of the Registrant

4.1 Specimen Stock Certificate (4)

10.1 Credit Agreement dated as of June 28, 2002 among Inland Real Estate Corporation, as Borrower and KeyBank National Association as administrative agent and co-lead arranger and Fleet National Bank as syndication agent and co-lead arranger and the several lenders from time to time parties hereto, as lenders (1)

10.2 Amended and Restated Independent Director Stock Option Plan (5)

10.3 Employment Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (6)

10.4 Supplemental Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (6)

99.1 Certification of Chief Executive Officer Regarding Periodic Report Filed Pursuant to Section 13(a) of the Securities Exchange Act of 1934 (1)

99.2 Certification of Chief Financial Officer Regarding Periodic Report Filed Pursuant to Section 13(a) of the Securities Exchange Act of 1934 (1)

    Filed as part of this document.

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
Date: August 12, 2002

/s/ MARK E. ZALATORIS

By: Mark E. Zalatoris
Senior Vice President, Chief
Financial Officer and Treasurer
Date: August 12, 2002