Form 10-Q
period 2002-09-30
INLAND REAL ESTATE CORP
filed 2002-11-13
CIK 923284

3: UNITED STATES

3:

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X  No

As of November 13, 2002, there were 64,436,253 Shares of Common Stock outstanding.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Consolidated Financial Statements

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Balance Sheets

September 30, 2002 and December 31, 2001

Assets
	September 30, 2002 (unaudited)	December 31, 2001
Investment properties:
Land	$ 303,140,146	283,915,378
Building and improvements	797,367,821	721,578,066

	1,100,507,967	1,005,493,444
Less accumulated depreciation	110,189,619	90,090,870

Net investment properties	990,318,348	915,402,574

Cash and cash equivalents	32,412,113	29,976,991
Investment in securities (net of an unrealized gain of $1,390,169 and $1,251,426 at September 30, 2002 and December 31, 2001, respectively)	12,817,562	13,584,987
Investment in LLC	129,830	270,223
Investment in marketable securities	63,073	63,073
Restricted cash	8,039,781	6,606,300
Accounts and rents receivable (net of provision for doubtful accounts of $2,886,478 and $1,968,492 at September 30, 2002 and December 31, 2001, respectively)	29,465,289	28,314,800
Mortgages receivable	6,327,944	21,152,753
Deposits and other assets	946,376	396,506
Leasing fees (net of accumulated amortization of $696,607 and $419,416 at September 30, 2002 and December 31, 2001, respectively)	1,281,078	1,083,869
Loan fees (net of accumulated amortization of $2,804,352 and $2,924,063 at September 30, 2002 and December 31, 2001, respectively)	4,758,162	3,511,060

Total assets	$ 1,086,559,556	1,020,363,136
	================	================

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Balance Sheets

(continued)

September 30, 2002 and December 31, 2001

Liabilities and Stockholders' Equity
	September 30, 2002 (unaudited)	December 31, 2001
Liabilities:
Accounts payable and accrued expenses	$ 1,469,075	1,182,570
Accrued interest	1,998,425	1,971,689
Accrued real estate taxes	24,639,766	21,526,708
Distributions payable	5,107,217	5,174,998
Security and other deposits	3,738,571	3,940,037
Mortgages payable	540,144,567	493,119,857
Line of credit	25,000,000	-
Prepaid rents and unearned income	1,529,023	2,305,092
Other liabilities	738,496	566,020

Total liabilities	604,365,140	529,786,971

Minority interest	22,711,692	24,982,490

Stockholders' Equity:
Preferred stock, $.01 par value, 6,000,000 Shares authorized; none issued and outstanding at September 30, 2002 and December 31, 2001	-	-
Common stock, $.01 par value, 100,000,000 Shares authorized; 64,172,879 and 63,392,122 Shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	641,728	633,921
Additional paid-in capital (net of offering costs of $58,816,092)	611,234,632	602,340,085
Deferred stock compensation	(60,000)	-
Accumulated distributions in excess of net income	(153,723,805)	(138,631,757)
Accumulated other comprehensive income	1,390,169	1,251,426

Total stockholders' equity	459,482,724	465,593,675

Commitments and contingencies

Total liabilities and stockholders' equity	$ 1,086,559,556	1,020,363,136
	================	===============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Operations

For the three and nine months ended September 30, 2002 and 2001

(unaudited)
	Three months ended Sept 30, 2002	Three months ended Sept 30, 2001	Nine months ended Sept 30, 2002	Nine months ended Sept 30, 2001
Income:
Rental income	$ 28,282,552	26,324,141	80,370,460	80,140,750
Additional rental income	9,517,097	10,218,459	30,142,643	31,512,663
Lease termination income	-	333,500	618,981	2,481,404
Interest income	282,228	770,102	1,165,519	2,310,955
Dividend income	371,764	364,828	960,079	972,079
Other income	169,131	141,635	357,095	408,914

	38,622,772	38,152,665	113,614,777	117,826,765
Expenses:
Professional services	70,194	69,244	303,100	468,041
General and administrative expenses	1,028,074	911,674	3,183,485	2,891,561
Bad debt expense	1,369,246	195,562	2,036,780	1,523,555
Property operating expenses	9,779,683	10,792,008	32,882,041	33,532,439
Interest expense	8,968,775	8,817,888	24,809,567	26,079,936
Depreciation	7,357,708	6,634,291	21,072,245	19,806,089
Amortization	100,995	115,260	340,204	265,523
Acquisition cost expenses	35,532	6,256	35,552	43,731

	28,710,207	27,542,183	84,662,974	84,610,875

Income from operations	9,912,565	10,610,482	28,951,803	33,215,890
Minority interest	(249,441)	(98,920)	(695,381)	(559,330)
Income (loss) from operations of unconsolidated ventures	(91,393)	(95,370)	40,232	(141,907)

Income before discontinued operations and extraordinary items	9,571,731	10,416,192	28,296,654	32,514,653

Discontinued operations:
Income (loss) from discontinued operations (including gain on sale of investment properties of $220,335 for the three months ended September 30, 2002 and $1,582,421 and $467,337 for the nine months ended September 30, 2002 and 2001, respectively)	220,073	(65,701)	1,587,956	483,013
Extraordinary loss on early extinguishment of debt	-	-	(136,120)	(49,823)

Net income	$ 9,791,804	10,350,491	29,748,490	32,947,843

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Operations

(continued)

For the three and nine months ended September 30, 2002 and 2001

(unaudited)
	Three months ended Sept 30, 2002	Three months ended Sept 30, 2001	Nine months ended Sept 30, 2002	Nine months ended Sept 30, 2001

Net income	$ 9,791,804	10,350,491	29,748,490	32,947,843
Other comprehensive income:
Unrealized gain on investment securities	(595,342)	(715,636)	138,743	1,400,973

Comprehensive income	$ 9,196,462	9,634,855	29,887,233	34,348,816
	==========	==========	==========	==========

Net income per common share, basic and diluted	$ .15	.16	.47	.52
	==========	==========	==========	==========
Weighted average common shares outstanding, basic	63,736,497	63,172,951	63,739,999	63,037,736
	==========	==========	==========	==========
Weighted average common shares outstanding, diluted	63,741,951	63,172,951	63,745,453	63,037,736
	==========	==========	==========	==========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

For the nine months ended September 30, 2002

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total

Balance January 1, 2002	63,392,122	$ 633,921	602,340,085	-	(138,631,757)	1,251,426	465,593,675

Net income	-	-	-	-	29,748,490	-	29,748,490

Other comprehensive income	-	-	-	-	-	138,743	138,743

Distributions declared ($.70 for the nine months ended September 30, 2002 per diluted weighted average common shares outstanding)	-	-	-	-	(44,840,538)	-	(44,840,538)

Proceeds from DRP	1,554,760	15,547	16,231,703	-	-	-	16,247,250

Issuance of restricted common stock	5,454	55	59,945	(60,000)	-	-	-

Treasury stock	(779,457)	(7,795)	(7,397,101)	-	-	-	(7,404,896)

Balance September 30, 2002	63,172,879	$ 641,728	611,234,632	(60,000)	(153,723,805)	1,390,169	459,482,724
	========	=========	==========	===========	=============	=============	============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2002 and 2001

(unaudited)
	Nine months ended Sept 30, 2002	Nine months ended Sept 30, 2001
Cash flows from operating activities:
Net income	$ 29,748,490	32,947,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,072,245	19,806,089
Amortization	340,204	265,523
Non-cash charges associated with discontinued operations	71,643	162,857
Gain on sale of investment properties	(1,582,421)	(467,337)
Minority interest	695,381	559,330
Loss from operations of unconsolidated ventures	140,393	141,907
Extraordinary loss on early extinguishment of debt	-	49,823
Rental income under master lease agreements	13,412	265,727
Straight line rental income	(1,381,902)	(1,795,155)
Provision for doubtful accounts	917,986	1,013,141
Interest on unamortized loan fees	863,611	557,480
Donation of land	-	2,575
Changes in assets and liabilities:
Accounts and rents receivable	(686,573)	(3,279,459)
Other assets	(549,870)	583,491
Investment in marketable securities	-	260,000
Accounts payable and accrued expenses	286,505	(1,302,860)
Accrued interest payable	26,736	(8,501)
Accrued real estate taxes	3,113,058	4,286,619
Security and other deposits	(201,466)	2,120,281
Other liabilities	937	(3,781)
Prepaid rents and unearned income	(776,069)	557,749

Net cash provided by operating activities	52,112,300	56,723,342

Cash flows from investing activities:
Restricted cash	(1,433,481)	1,738,759
Escrows held for others	171,539	(1,450,524)
Purchase of investment securities	-	(2,604,252)
Sale of investment securities	906,168	275,000
Additions to investment properties	(5,180,255)	(5,770,379)
Purchase of investment properties	(78,000,546)	(3,303,657)
Proceeds from sale of investment properties	8,211,791	2,364,378
Investment in LLC	-	(500,000)
Purchase of minority interest units	(1,500,000)	-
Mortgages receivable	14,824,809	(6,624,349)
Construction in progress	-	1,300,592
Leasing fees	(526,089)	(471,760)

Net cash used in investing activities	$ (62,526,064)	(15,046,192)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Cash Flows

(continued)

For the nine months ended September 30, 2002 and 2001

(unaudited)

	Nine months ended Sept 30, 2002	Nine months ended Sept 30, 2001
Cash flows from financing activities:
Proceeds from DRP	$ 16,247,250	16,447,370
Repurchases of shares	(7,404,896)	(8,867,471)
Loan proceeds	31,600,000	35,130,000
Proceeds from unsecured line of credit	25,000,000	-
Loan fees	(2,193,679)	(360,975)
Distributions paid	(46,374,499)	(46,983,305)
Payoff of debt	(3,853,000)	(1,050,000)
Prepayment penalty on payoff of debt	-	(40,604)
Principal payments of debt	(172,290)	(341,034)

Net cash provided by (used in) financing activities	12,848,886	(6,066,019)

Net increase in cash and cash equivalents	2,435,122	35,611,131

Cash and cash equivalents at beginning of period	29,976,991	8,397,732

Cash and cash equivalents at end of period	$ 32,412,113	44,008,863
	==============	==============

Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties	$ (97,450,546)	(3,303,657)
Assumption of mortgage debt	19,450,000	-

	$ (78,000,546)	(3,303,657)
	==============	==============
Distributions payable	$ 5,107,217	5,288,064
	==============	==============
Cash paid for interest	$ 23,919,220	25,747,203
	==============	==============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002

(unaudited)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the "Company") for the fiscal year ended December 31, 2001, which are included in the Company's 2001 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this quarterly report.

(1) Organization and Basis of Accounting

Inland Real Estate Corporation was formed on May 12, 1994. The Company owns, and may acquire, additional Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois. The Company owns, and may also acquire, single-user retail properties located throughout the United States, either directly or through sale and leaseback transactions. The Company is also permitted to construct or develop properties, or render services in connection with such development or construction, subject to the Company's compliance with the rules governing real estate investment trusts under the Internal Revenue Code of 1986, as amended (the "Code").

On October 14, 1994, the Company commenced a total of four public offerings of common stock, on a best efforts basis, at prices ranging from $10 to $11 per share, in which a total of 51,642,397 shares were sold. In addition, as of September 30, 2002, the Company has issued 10,142,694 shares through the Company's Distribution Reinvestment Program ("DRP") at prices ranging from $9.05 to $10.45 per share and has repurchased a total of 3,800,019 shares through the Company's Share Repurchase Program at prices ranging from $9.05 to $9.50 per share for an aggregate cost of $35,156,420. As a result, total offering proceeds, net of offering expenses, were $670,632,452 as of September 30, 2002.

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

The Company monitors the various qualification tests the Company must meet to maintain its status as a real estate investment trust. The Company determines, on a quarterly basis, that the gross income, asset and distribution tests imposed by the REIT requirements are met. On an ongoing basis, as due diligence is performed by the Company on potential real estate purchases or temporary investment of uninvested capital, the Company determines that the income from the new asset will qualify for REIT purposes. Beginning with the tax year ended December 31, 1995, the Company has qualified as a REIT.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

September 30, 2002

(unaudited)

The Company records stock compensation granted to officers of the Company in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period.

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

On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 required that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

Certain reclassifications were made to the 2001 financial statements to conform to the 2002 presentation.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at September 30, 2002 consist of preferred and common stock investments in various real estate investment trusts and are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when received. Sale of investment securities available-for-sale during the nine months ended September 30, 2002 and 2001 resulted in a gain on sale of $101,957 and $51,122, respectively, which is included in other income.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

September 30, 2002

(unaudited)

(2) Joint Ventures

The accompanying consolidated financial statements of the Company include, in addition to the accounts of the wholly-owned subsidiaries, the accounts of Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (Inland Ryan and Inland Ryan Cliff Lake are collectively referred to as the "LLCs"). Due to the Company's ability as managing member to directly control these LLCs, they are consolidated with the Company for financial reporting purposes. The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements. As of September 30, 2002, the Company and the non-managing members have entered into five amendments to the LLC agreement to reflect various transactions with individual members of Inland Ryan, LLC. In aggregate, these amendments had no effect on the Company's and the non-managing members' interest in Inland Ryan, LLC which remains at approximately 78% and 22%.

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc., an unaffiliated third party, for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property currently has one anchor tenant, a 139,451 square foot Burlington Coat Factory store on the south end of the property. On the north end of the property, there is a vacant 148,420 square foot store, previously occupied by Montgomery Wards, which is currently being marketed to new users. In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property. The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of 104,700 square feet of new open-air retail space between the existing anchors. Each partner's initial equity contribution was $500,000. The Company is a non-managing member of the LLC, therefore, the operations are not consolidated for financial reporting purposes. A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped. As of September 30, 2002, the Company's net investment was $129,830. In addition, the Company has committed to lend the LLC up to an additional $17,800,000. The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances. The loan matures in five years. As of September 30, 2002, the principal balance of this mortgage receivable was $6,327,944.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

September 30, 2002

(unaudited)

(3) Transactions with Affiliates

During the three and nine months ended September 30, 2002 and 2001, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations and mail processing from affiliates of The Inland Group, Inc. The Inland Group, Inc., through affiliates, owns approximately 10% of the Company's outstanding common stock. These services were purchased from these entities based on an hourly cost assigned to each employee of the affiliate providing the services. The hourly rate is based on the employee's salary, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses. Computer services were purchased at a contract rate of $30.00 per hour. The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the nine months ended September 30, 2002 and 2001, these expenses, totaling $2,388,595 and $1,848,143, respectively, are included in general and administrative expenses. Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc. Payments under this lease for the nine months ended September 30, 2002 and 2001 were $112,724 and $98,370, respectively, and are also included in general and administrative expenses.

During the nine months ended September 30, 2002, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc. The fees for these services are purchased at a rate equal to $190.00 per hour. For the nine months ended September 30, 2002 and 2001, the Company paid $166,511 and $100,410, respectively, for these legal services.

An affiliate of The Inland Group, Inc. holds a mortgage on the Walgreens property, located in Decatur, Illinois. As of September 30, 2002, the remaining balance of the mortgage was $655,692. The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004. For the nine months ended September 30, 2002, the Company paid principal and interest payments totaling $51,199 on this mortgage.

On July 18, 2002, the Company purchased a property from an affiliate of The Inland Group, Inc. for $27,187,100, which is equal to the price paid by the affiliate. The Company assumed the current mortgage on the property in the amount of $13,600,000 and the balance of the purchase price was funded using cash and cash equivalents. The property is located in Celebration, Florida and contains 166,131 square feet of net rentable space leased entirely by the Walt Disney Company for a minimum period of 10 years. An affiliate of The Inland Group, Inc. was paid an acquisition fee equal to 1% of the purchase price of the property, excluding assumption of indebtedness, or $271,871, in connection with the purchase of this property.

During the nine months ended September 30, 2002, the Company completed financing transactions which resulted in the Company incurring additional indebtedness of $31,600,000. In connection with obtaining this financing, the Company retained the services of Cohen Financial and paid a commission to Cohen in an amount equal to $158,000 (equivalent to one-half of one percent of the principal amount of the indebtedness). The Company anticipates utilizing the services of Cohen Financial in future financing activities. In each case, the Company anticipates paying Cohen Financial a brokerage fee equal to one-half of one percent. Joel D. Simmons, one of the Company's directors, is a limited partner of Cohen Financial.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

September 30, 2002

(unaudited)

In February 2002, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of $8,000,000. In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation, an affiliate of The Inland Group, Inc., in an amount equal to $20,000 (equivalent to one-quarter of one percent of the principal amount of the indebtedness). In July 2002, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of $13,600,000. In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation, in an amount equal to $68,000 (equivalent to one-half of one percent of the principal amount of the indebtedness).

(4) Investment Properties

In connection with the purchase of several investment properties, the Company, from time to time, receives payments under master lease agreements covering space vacant at the time of acquisition. The payments to be made to the Company range from one to two years from the date of acquisition of the property or until the vacant space is leased and tenants begin paying rent. As of September 30, 2002, the Company has two investment properties, Townes Crossing, located in Oswego, Illinois and Forest Lake Marketplace, located in Forest Lake, Minnesota, subject to master lease agreements. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income. The cumulative amount of such payments was $6,886,869 and $6,873,457 for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively (Note 6).

On February 12, 2001, the Company entered into a bankruptcy court-approved settlement with Eagle Food Stores, Inc. receiving $4,120,000 to settle the Company's claims for damages as a result of two leases previously rejected by Eagle Food Stores, Inc. Of the $4,120,000, approximately $1,972,000 was for rental and additional rental income due through February 12, 2001 and approximately $2,148,000 was a one-time lease termination fee.

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

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

September 30, 2002

(unaudited)

On March 28, 2002, the Company sold one of its investment properties, Antioch Plaza, located in Antioch, Illinois, to a third party for $1,818,344, net of closing costs. The Company had assigned its interest in Antioch Plaza to a qualified tax deferred agent (the "agent"), which in turn handled the sale. In conjunction with this sale, the agent paid off existing debt on the property of $875,000. The Company recorded an extraordinary loss on the early extinguishment of this debt totaling $4,378, which was for the write-off of unamortized deferred loan fees. The agent held the net proceeds of $926,000 until July 2002 when the funds were used to partially fund the purchase of an investment property (the "replacement property"). This sale resulted in a gain on sale of $533,942. For Federal and state income tax purposes, the Antioch Plaza sale qualified as part of a tax deferred exchange. As a result, the gain is deferred until the replacement property is disposed of in a subsequent taxable transaction.

Results of operations for Antioch Plaza for the period from January 1, 2002 through March 28, 2002, the date of sale, and for the nine months ended September 30, 2001 were as follows:

	March 28, 2002	September 30, 2001

Total income	$ 38,796	133,501
Total expenses	82,196	154,761
Net loss from operations	$ (43,400)	(21,260)
	=================	=================

On June 12, 2002, the Company sold one of its investment properties, Shorecrest Plaza, located in Racine, Wisconsin, to a third party for $6,085,261, net of closing costs. The Company had assigned its interest in Shorecrest Plaza to a qualified tax deferred agent (the "agent"), which in turn handled the sale. In conjunction with this sale, the agent paid off existing debt on the property of $2,978,000. The Company recorded an extraordinary loss on the early extinguishment of this debt totaling $131,742, of which $111,289 was a prepayment penalty and $20,453 was the write-off of unamortized deferred loan fees. The agent held the net proceeds of $2,877,000 until July 2002 when the funds were used to partially fund the purchase of an investment property (the "replacement property"). This sale resulted in a gain on sale of $828,144. For Federal and state income tax purposes, the Shorecrest Plaza sale qualified as part of a tax deferred exchange. As a result, the gain is deferred until the replacement property is disposed of in a subsequent taxable transaction.

Results of operations for Shorecrest Plaza for the period from January 1, 2002 through June 12, 2002, the date of sale, and for the nine months ended September 30, 2001 were as follows:

	June 12, 2002	September 30, 2001

Total income	$ 340,514	703,820
Total expenses	427,699	666,884
Net income (loss) from operations	$ (87,185)	36,936
	==================	=================

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

September 30, 2002

(unaudited)

On August 1, 2002, the Company sold approximately 1/3 of an acre of land at one of its investment properties, Maple Grove Retail, located in Maple Grove, Minnesota, to the city of Maple Grove for $308,186, net of closing costs. This land was taken by the city to be used to expand a road adjacent to the Company's investment property. The Company does not expect this sale to have any affect on the operations of this investment property. This sale resulted in a gain on sale of $220,335.

(6) Operating Leases

Certain of the Company's leases with tenants contain provisions providing for "stepped" rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $1,381,902 and $1,795,155 for the nine months ended September 30, 2002 and 2001, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $12,474,587 and $11,092,685 in related accounts and rents receivable as of September 30, 2002 and December 31, 2001, respectively. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

Trak Auto, a tenant at six of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in July 2001. As of September 30, 2002, all six leases have been rejected and the stores have closed. As of September 30, 2002, the Company has re-leased three of the vacant spaces, totaling approximately 39,000 square feet, as well as approximately 11,000 square feet of the approximately 42,000 square feet vacant at a fourth location. K-Mart, a tenant at three of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in January 2002. As of September 30, 2002, two of the stores remain open and one has closed. The remaining vacant Trak Auto spaces and the three K-Mart locations account for approximately 3% of the Company's total square footage and approximately 1% of the Company's annual rental income. Management of the Company does not expect these bankruptcy filings to have a material adverse effect on the Company's results of operations or financial condition.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

September 30, 2002

(unaudited)

(7) Mortgage Receivable

On May 28, 1999, the Company entered into a loan agreement with an unaffiliated third party and committed to lend a total of $15,500,000. The loan, secured by Thatcher Woods Shopping Center in River Grove, Illinois, had a maturity date of June 30, 2002 and required the borrower to make monthly interest-only payments on amounts outstanding at a rate of 9% per annum. The Company had, at its option, an election to purchase this property, upon completion of construction, subject to certain fair-value-based criteria stated in the contract. On April 25, 2002, the Company exercised its option to purchase Thatcher Woods Shopping Center for approximately $18,500,000. Of the purchase price, approximately $15,456,000, which was included in mortgages receivable, was from the repayment of the loan agreement and the balance was funded using cash and cash equivalents. Subsequently, the mortgage receivable was reclassified to net investment properties. The property contains approximately 193,300 square feet of leasable space. Its major tenants are Dominick's Finer Foods, A.J. Wright, Walgreens and Ace Hardware.

On February 1, 2001, the Company entered into an LLC agreement with Tri-Land Properties, Inc. and committed to lend the LLC up to $17,800,000 to fund the initial acquisition and subsequent redevelopment. Draws on the loan bear interest at a rate of 9% per annum with interest only paid monthly. The loan, secured by Century Consumer Mall in Merrillville, Indiana, matures on January 31, 2006. As of September 30, 2002, the principal balance of this mortgage receivable is $6,327,944. A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2002
(unaudited)

(8) Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at September 30, 2002 and December 31, 2001:

	Interest Rate at September 30, 2002	Interest Rate at December 31, 2001	Maturity Date	Current Monthly Payment	Balance at September 30, 2002	Balance at December 31, 2001

Inland Mortgage Serv. Corp. (a)	7.65%	7.65%	05/2004	$ 5,689	$ 655,692	668,824
Allstate	7.21%	7.21%	12/2004	38,453	6,400,000	6,400,000
LaSalle Bank N.A. (b)	2.08%	2.13%	12/2014	9,788	6,200,000	6,200,000
LaSalle Bank N.A.	7.00%	7.00%	04/2005	102,972	17,897,500	17,897,500
Allstate	7.00%	7.00%	02/2005	31,946	5,476,500	5,476,500
Allstate	7.00%	7.00%	01/2005	23,917	4,100,000	4,100,000
Allstate	7.15%	7.15%	01/2005	18,173	3,050,000	3,050,000
Allstate	-	-	-	-	-	2,978,000
Allstate	6.65%	6.65%	05/2005	53,200	9,600,000	9,600,000
Allstate (c)	9.25%	9.25%	12/2009	30,125	3,908,081	3,908,081
Allstate	6.82%	6.82%	08/2005	60,243	10,600,000	10,600,000
LaSalle Bank N.A.	6.50%	6.50%	12/2005	72,123	13,500,000	13,500,000
Allstate	6.66%	6.66%	10/2003	17,483	3,150,000	3,150,000
Allstate	7.00%	7.00%	12/2003	65,333	11,200,000	11,200,000
Berkshire Mortgage (a)	7.79%	7.79%	10/2007	105,719	14,061,115	14,175,198
Woodmen of the World	6.75%	6.75%	06/2008	26,016	4,625,000	4,625,000
Lehman Brothers Holding, Inc.	6.36%	6.36%	10/2008	299,025	54,600,000	54,600,000
Column Financial, Inc	7.00%	7.00%	11/2008	145,833	25,000,000	25,000,000
Bear, Stearns Funding, Inc.	6.86%	6.86%	06/2004	328,662	57,450,000	57,450,000
LaSalle Bank N.A.	3.12%	3.49%	10/2004	(d)	13,912,700	13,912,700
LaSalle Bank N.A.	7.26%	7.26%	10/2004	56,389	9,450,000	9,450,000
LaSalle Bank N.A.	7.25%	7.25%	10/2004	63,488	10,654,300	10,654,300
Allstate	7.40%	7.40%	09/2005	220,687	35,787,000	35,787,000
Midland Loan Serv. (a)	7.86%	7.86%	01/2008	37,649	4,968,184	5,013,259
LaSalle Bank N.A.	7.26%	7.26%	12/2004	53,167	8,910,000	8,910,000
LaSalle Bank N.A.	7.36%	7.36%	12/2004	58,376	9,650,000	9,650,000
LaSalle Bank N.A.	7.26%	7.26%	01/2005	58,106	9,737,620	9,737,620
LaSalle Bank N.A.	3.22%	3.54%	03/2005	(d)	2,400,000	2,400,000
LaSalle Bank N.A.	3.22%	3.54%	04/2005	(d)	2,467,700	2,467,700
LaSalle Bank N.A.	3.22%	3.54%	06/2005	(d)	5,599,000	5,599,000
LaSalle Bank N.A.	3.12%	3.44%	11/2005	(d)	3,650,000	3,650,000
LaSalle Bank N.A.	6.81%	6.81%	12/2005	43,843	7,833,000	7,833,000
Allstate	7.38%	7.38%	02/2006	132,750	21,600,000	21,600,000
Bear, Stearns Funding, Inc.	6.50%	6.50%	09/2006	73,288	13,530,000	13,530,000
Principal Life Insurance	5.96%	5.96%	12/2008	54,633	11,000,000	11,000,000
LaSalle Bank N.A. (g)	4.86%	3.73%	12/2006	84,129	21,061,000	21,061,000
LaSalle Bank N.A.	3.62%	3.73%	12/2006	(d)	45,410,175	46,285,175
Bear, Stearns Funding, Inc. (e) (f)	6.60%	-	02/2009	44,000	8,000,000	-
Allstate (e)	5.87%	-	09/2009	29,350	6,000,000	-
Principal Life Insurance (e)	5.57%	-	10/2012	47,345	10,200,000	-
Principal Life Insurance	8.27%	-	09/2010	40,316	5,850,000	-
Principal Life Insurance (e)	5.25%	-	10/2009	32,375	7,400,000	-
Bear, Stearns Funding, Inc. (f)	6.03%	-	07/2007	68,340	13,600,000	-

Mortgages Payable					$ 540,144,567	493,119,857
					==============	=============

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

September 30, 2002

(unaudited)

  These loans require payments of principal and interest monthly; all other loans listed are interest only.

  As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 issued by the Village of Skokie, Illinois. The interest rate floats and is reset weekly by a re-marketing agent. The rate at September 30, 2002 is 2.08%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding. In addition, there is a .125% re-marketing fee paid annually and a trustee fee of $250 paid quarterly.

  The Company received a subsidy at closing of approximately $390,000 from the seller for a period of five years, which together with interest earnings on the initial deposit, will provide a sum that will be drawn down on a monthly basis by the Company to reduce the effective interest rate paid on the loan to 7% per annum.

  Payments on these mortgages are calculated using a floating rate of interest based on LIBOR, adjusted monthly.

  During the nine months ended September 30, 2002, the Company completed financing transactions which resulted in the Company incurring additional indebtedness of $31,600,000. In connection with obtaining this financing, the Company retained the services of Cohen Financial and paid a commission to Cohen in an amount equal to $158,000 (equivalent to one-half of one percent of the principal amount of the indebtedness). The Company anticipates utilizing the services of Cohen Financial in future financing activities. In each case, the Company anticipates paying Cohen Financial a brokerage fee equal to one-half of one percent. Joel D. Simmons, one of the Company's directors, is a limited partner of Cohen Financial.

  In February 2002, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of $8,000,000. In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation, an affiliate of The Inland Group, Inc., in an amount equal to $20,000 (equivalent to one-quarter of one percent of the principal amount of the indebtedness). In July 2002, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of $13,600,000. In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation in an amount equal to $68,000 (equivalent to one-half of one percent of the principal amount of the indebtedness).

  On September 5, 2002, the Company exercised its option to convert approximately $21,000,000 of variable rate debt to a fixed rate of 4.86%.

(9) Line of Credit

On June 28, 2002, the Company entered into a $100,000,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years. The funds from this line of credit will be used to purchase additional investment properties. Monthly interest only payments will be made on the outstanding balance charged at the rate of 3.75% over LIBOR. The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of September 30, 2002, the Company was in compliance with such covenants. In connection with obtaining this line of credit, the Company paid fees in an amount totaling approximately $1,500,000 (which includes a one and one-half percent commitment fee). Additionally, on June 28, 2002, the Company drew an initial advance of $25,000,000 at an interest rate of 5.625%. As of September 30, 2002, the interest rate on the initial draw was 5.5625%.

(10) Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of September 30, 2002 and December 31, 2001, options to purchase 27,500 and 23,500 shares of common stock, respectively, at prices ranging from $9.05 to $10.45 per share were outstanding.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

September 30, 2002

(unaudited)

As of September 30, 2002, warrants to purchase 1,156,520 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of basic or diluted EPS because the warrants exercise price was greater than the average market prices of common shares,

As of September 30, 2002, 5,454.45 shares of restricted common stock at a price of $11 per share were outstanding. Such shares, which were issued in conjunction with certain employment agreements, are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.

The basic weighted average number of common shares outstanding were 63,739,999 and 63,037,736 for the nine months ended September 30, 2002 and 2001 respectively. The diluted weighted average number of common shares outstanding were 63,745,453 and 63,037,736 for the nine months ended September 30, 2002 and 2001, respectively.

(11) Deferred Stock Compensation

The Company has entered into stock compensation plans with certain officers of the Company. The stock compensation plans, included as a component of the officers' employment agreements, became effective January 1, 2002.

As of September 30, 2002, an aggregate of 5,454.45 shares of the Company's common stock, with a value of $11.00 per share, comprising an aggregate value of $60,000, were issued pursuant to the plans. For purposes of determining the fair value, the Company has used the offering price of $11.00 per share, which is the last price at which shares were issued in a public offering, excluding shares issued through the Company's DRP. The compensation plans provide for each officer to vest in an equal portion of their shares over a five-year vesting period beginning January 1, 2003, therefore, no compensation cost has been recognized related to these shares as of September 30, 2002.

Pursuant to the stock compensation plans, the officers may also receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period. The number of these shares is to be determined based upon the future performance of the Company beginning January 1, 2003.

(12) Segment Reporting

The Company owns, and may acquire, additional Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois. The Company owns, and may also acquire, single-user retail properties located throughout the United States, either directly or through sale and leaseback transactions. The Company currently owns investment properties within the states of Florida, Illinois, Indiana, Michigan, Minnesota, Ohio, Tennessee and Wisconsin and are typically anchored by grocery and drug stores complemented with additional stores providing a wide range of other goods and services.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

September 30, 2002

(unaudited)

The Company assesses and measures operating results on an individual property basis for each of its investment properties. Since all of the Company's investment properties exhibit highly similar economic characteristics, generally have tenants that offer products catering to the day-to-day living needs of individuals, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.

The property revenues and property net operations are summarized in the following table for the three and nine months ended September 30, 2002 and 2001, along with a reconciliation to income from operations. Also, net investment properties and total assets are presented as of September 30, 2002 and 2001:
	Three months ended Sept 30, 2002	Three months ended Sept 30, 2001	Nine months ended Sept 30, 2002	Nine months ended Sept 30, 2001

Total rental and additional rental income	$ 37,799,649	36,542,600	110,513,103	111,653,413
Total property operating expenses	(9,779,683)	(10,792,008)	(32,882,041)	(33,532,439)

Property net operating income	28,019,966	25,750,592	77,631,062	78,120,974

Other income:
Lease termination income	-	333,500	618,981	2,481,404
Interest income	282,228	770,102	1,165,519	2,310,955
Dividend income	371,764	364,828	960,079	972,079
Other income	169,131	141,635	357,095	408,914

Other expenses:
Professional services	(70,194)	(69,244)	(303,100)	(468,041)
General and administrative	(1,028,074)	(911,674)	(3,183,485)	(2,891,561)
Bad debt expense	(1,369,246)	(195,562)	(2,036,780)	(1,523,555)
Interest expense	(8,968,775)	(8,817,888)	(24,809,567)	(26,079,936)
Depreciation and amortization	(7,458,703)	(6,749,551)	(21,412,449)	(20,071,612)
Acquisition cost expenses	(35,532)	(6,256)	(35,552)	(43,731)

Income from operations	$ 9,912,565	10,610,482	28,951,803	33,215,890
	==============	==============	===========	==========

Net investment properties			$ 990,318,348	916,993,239
			===========	==========

Total assets			$ 1,086,559,556	1,037,411,589
			===========	==========

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

September 30, 2002

(unaudited)

(13) Commitments and Contingencies

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.

Three of the Company's investment properties are located in tax increment-financing districts. The Company has agreed to be liable for any shortfalls in the Tax Increment generated in these districts. At September 30, 2002, the Company does not believe any shortfalls will be due.

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

(14) Subsequent Events

On October 17, 2002, the Company paid a distribution of $4,958,011 to stockholders of record as of September 1, 2002.

On October 17, 2002, the Company purchased a property from an unaffiliated third party for $3,100,000. The purchase price was funded using cash and cash equivalents. The property is located in Naperville, Illinois and contains 50,000 square feet of leasable space. This building is adjacent to Naper West, one of the Company's current investment properties, and is currently vacant.

On October 30, 2002, the Company purchased a property from an unaffiliated third party for $2,380,000. The purchase price was funded using cash and cash equivalents. The property is located in Jennings, Missouri and contains 15,120 square feet of leasable space currently leased by Walgreens.

On November 5, 2002, the Company purchased a property from an unaffiliated third party for $3,400,000. The purchase price was funded using cash and cash equivalents. The property is located in Niles, Illinois and contains 21,415 square feet of leasable space. Its major tenant is Factory Card Outlet.

On November 5, 2002, the Company purchased a property from an unaffiliated third party for $18,159,020. The Company assumed the current mortgage on the property in the amount of $12,527,611 and the balance of the purchase price was funded using cash and cash equivalents. The property is located in Niles, Illinois and contains 281,368 square feet of leasable space. Its major tenants include Jewel Food Store, Rhodes and Wickes Furniture.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

September 30, 2002

(unaudited)

On November 8, 2002, the Company incurred debt secured by the property commonly known as Forest Lake Marketplace, located in Forest Lake, Minnesota. The loan has a principal balance of $6,589,000, an interest rate of 4.35% and a maturity date of December 1, 2007. In connection with obtaining this financing, the Company retained the services of Cohen Financial and paid a commission to Cohen in an amount equal to $32,945 (equivalent to one-half of one percent of the principal amount of the indebtedness). Joel D. Simmons, one of the Company's directors, is a limited partner of Cohen Financial. Additionally, in connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation, an affiliate of The Inland Group, Inc., an amount equal to $8,236 (equivalent to one-eighth of one percent of the principal amount of the indebtedness).

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

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and short-term investments. Cash and cash equivalents at September 30, 2002 and December 31, 2001 were $32,412,113 and $29,976,991, respectively. The increase in total cash and cash equivalents from December 31, 2001 to September 30, 2002 results from receiving approximately $52,100,000 from operations, approximately $12,800,000 in financing activities, while using approximately $62,500,000 in investing activities. These changes are described in more detail below. The Company intends to use cash and cash equivalents to purchase additional investment properties, to pay distributions and for working capital requirements. The source of future cash for investing in properties will be from financing secured by unencumbered investment properties, operations from current investment properties, amounts raised through the Company's DRP and proceeds received from the $100,000,000 unsecured acquisition line of credit facility the Company arranged with KeyBank, N.A.

As of September 30, 2002, the Company owned interests in 126 investment properties. Eight investment properties were purchased during 2002, one was purchased during 2001 and 120 were purchased prior to 2001. As of September 30, 2002, the Company had sold three of its 129 investment properties purchased. Of the 126 investment properties owned, seven are currently unencumbered by any indebtedness. As the Company generally limits its indebtedness to approximately fifty percent (50%) of the carrying value of its investment properties, the remaining seven unencumbered investment properties, with a carrying value of approximately $28,000,000, would yield approximately $14,000,000 in additional cash from financing. These 126 investment properties are currently generating sufficient cash flow to cover operating expenses of the Company, pay current debt service requirements and pay distributions equal to $.94 per share on an annual basis. For the nine months ended September 30, 2002, Funds Available for Distribution were $47,552,808 and distributions declared for the nine months ended September 30, 2002 were $44,840,538, or $.70 per diluted weighted average common shares outstanding, a portion of which represents a return of capital for federal income tax purposes. The return of capital portion of the distributions cannot be determined at this time and will be calculated at year-end. For the nine months ended September 30, 2002, the Company received proceeds from the Company's DRP totaling $16,247,250 and repurchased shares through the Company's Share Repurchase Program totaling $7,404,896.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased from $56,723,342 for the nine months ended September 30, 2001 to $52,112,300 for the nine months ended September 30, 2002, due to a number of factors. Net income decreased approximately $3,200,000 partially due to the fact that income for the nine months ended September 30, 2001 included amounts received from Eagle Food Stores, Inc. in settlement of claims the Company had for damages as a result of the two leases rejected by Eagle during its bankruptcy. Within cash flows from operating activities, net income is adjusted by certain non-cash items to reconcile to actual operating cash flows. During the nine months ended September 30, 2002, the Company recorded a gain on sale of investment properties of $1,582,421, as compared to a gain of $467,337 for the nine months ended September 30, 2001, resulting in a larger reduction in net income. During the nine months ended September 30, 2002, the Company recorded depreciation expense on the Company's investment properties of $21,072,245, as compared to depreciation of $19,806,089 for the nine months ended September 30, 2001, resulting in a larger addition to net income. The decrease in cash provided by operating activities is also due to a reduction of approximately $2,300,000 in security and other deposits. Included in security and other deposits for the nine months ended September 30, 2001, was cash received as a result of a claim for damages relating to certain of the Company's investment properties. Additionally, the decrease is due to a reduction of approximately $1,100,000 in other assets, a reduction of approximately $1,200,000 in accrued real estate taxes, and a reduction of approximately $1,300,000 in prepaid rents and unearned income. This decrease was partially offset by an increase of approximately $2,600,000 in accounts and rents receivable and an increase of approximately $1,600,000 in accounts payable and accrued expenses.

Cash Flows from Investing Activities

The Company used $62,526,064 in cash for investing activities for the nine months ended September 30, 2002, as compared to $15,046,192 for the nine months ended September 30, 2001. The primary reason for the increase in cash used was an increase in cash resources used for the purchase of investment properties. During the nine months ended September 30, 2002, the Company used $78,000,546 to purchase eight investment properties, as compared to using $3,303,657 to purchase one investment property during the nine months ended September 30, 2001. Additionally, the increase in cash used was due to an increase in the purchase of minority interest units of $1,500,000 and a decrease in cash used for construction in progress. The increase in cash used was partially offset by an increase in cash received from the sale of investment properties. During the nine months ended September 30, 2002, the Company received $8,211,791 for the sale of two investment properties, as compared to receiving $2,364,378 during the nine months ended September 30, 2001 for the sale of one investment property. Additionally, the increase in cash used was partially offset by the reduction in mortgages receivable of approximately $21,400,000, due primarily to the Company purchasing the Thatcher Woods Shopping Center and the mortgage receivable being paid off and a reduction in cash resources used for the purchase of investment securities

Cash Flows from Financing Activities

The Company received net cash of $12,848,886 from financing activities for the nine months ended September 30, 2002, as compared to using cash of $6,066,019 for the nine months ended September 30, 2001. The primary reason for the increase in cash is due to a draw by the Company of $25,000,000 on an unsecured line of credit. As of September 30, 2002, the Company had $75,000,000 of remaining availability under this $100,000,000 line of credit. This line of credit has a three year term, maturing on June 30, 2004. Interest is charged and paid monthly on the amounts outstanding at a variable rate of 3.75% plus the LIBOR (London Interbank) index. The Company used less cash for the repurchase of shares through the Share Repurchase Program, which was offset by a reduction in cash received from loan proceeds of approximately $3,500,000. The Company received $31,600,000 during the nine months ended September 30, 2002, as compared to receiving $35,130,000 during the nine months ended September 30, 2001. Additionally, the increase in cash was also partially offset by an increase in loan fees paid of approximately $1,800,000 and an increase in payoffs of debt of $2,800,000.

The table below presents the principal amount of the debt maturing each year including monthly annual amortization of principal through December 31, 2006 and thereafter:

2002	$ 233,000
2003	14,602,014
2004	117,963,565
2005	131,970,654
2006	101,895,783
Thereafter	173,479,551

Results of Operations

Net income for the nine months ended September 30, 2002 was $29,748,490, as compared to $32,947,843 for the nine months ended September 30, 2001. Net income per common share, basic and diluted, for the nine months ended September 30, 2002 was $.47, as compared to $.52 for the nine months ended September 30, 2001 (based on basic weighted average common shares outstanding of 63,739,999 and 63,037,736, respectively, and diluted weighted average common shares outstanding of 63,745,453 and 63,037,736, respectively). The decrease in net income and net income per common share is due primarily to a decrease in net operating income from the Company's "same store" investment properties. The Company has experienced increased vacancies in these "same store" properties due to the bankruptcy of certain national tenants, most notably, K-Mart and Trak Auto, and their subsequent rejection of leases at several sites. On a "same store" basis, (comparing the results of operations of the investment properties owned during the nine months ended September 30, 2002, with the results of the same investment properties during the nine months ended September 30, 2001), net operating income decreased by approximately $3,170,000 with total rental and additional rental income decreasing by approximately $4,540,000 and total property operating expenses decreasing by approximately $1,370,000. Included in rental and additional rental income for the nine months ended September 30, 2001, was approximately $1,972,000 which was received through a bankruptcy settlement from Eagle Food Stores, Inc. as a result of the two rejected leases.

At September 30, 2002, the Company owned 29 single-user retail properties, 77 Neighborhood Retail Centers and 20 Community Centers. The Company's property operations account for almost all of the net operating income earned by the Company. In order to evaluate the Company's overall portfolio, management analyzes the operating performance of properties that have been owned and operated by the Company for comparable periods. A total of 117 investment properties owned by the Company, or "same store" properties, comprising approximately 9.3 million square feet, satisfied this criterion during the periods presented below. The remaining nine investment properties, those that have been acquired, sold or held for sale during 2002 and 2001 are presented as "other investment properties" in the table below. The "same store" investment properties represent approximately 91% of the square footage of the Company's portfolio at September 30, 2002. The following table presents the pre-depreciation operating results of the investment properties for the nine months ended September 30, 2002 and 2001:

	Nine months ended September 30, 2002	Nine months ended September 30, 2001
Rental and additional rental income:
"Same store" investment properties (117 properties, approximately 9.3 million square feet)	$ 106,856,745	111,401,008
Other investment properties	4,035,619	1,096,655

Total rental and additional rental income	$ 110,892,364	112,497,663
	===============	===============
Property operating expenses:
"Same store" investment properties (excluding interest, depreciation and amortization)	$ 32,077,748	33,448,740
Other investment properties	940,372	432,929

Total property operating expenses	$ 33,018,120	33,881,669
	===============	===============
Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	$ 74,778,997	77,952,268
Other investment properties	3,095,247	663,726

Total net operating income	$ 77,874,244	78,615,994
	===============	===============

Trak Auto, a tenant at six of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in July 2001. As of September 30, 2002, all six leases have been rejected and the stores have closed. As of September 30, 2002, the Company has re-leased three of the vacant spaces, totaling approximately 39,000 square feet, as well as approximately 11,000 square feet of the approximately 42,000 square feet vacant at a fourth location. K-Mart, a tenant at three of the Company's investment properties filed for Chapter 11 bankruptcy protection under the Federal bankruptcy code in January 2002. As of September 30, 2002, two of the stores remain open and one has closed. The remaining vacant Trak Auto spaces and the three K-Mart locations account for approximately 3% of the Company's total square footage and approximately 1% of the Company's annual rental income. Management of the Company does not expect these bankruptcy filings to have a material adverse effect on the Company's results of operations or financial condition.

Lease termination income was higher for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2002, due primarily to the Company receiving a one-time lease termination fee in February 2001 of approximately $2,148,000 through a bankruptcy settlement from Eagle Food Stores, Inc., as a result of the two rejected leases. During 2002, the Company received two lease termination fees totaling approximately $619,000 upon termination of leases at two of the Company's investment properties.

The Company earns interest income on the investment of cash and cash equivalents in short-term instruments pending investment in real estate. Interest income decreased for the three and nine months ended September 30, 2002, as compared to the three and nine months ended September 30, 2001, due to the use of cash resources to purchase and upgrade investment properties, pay distributions, repurchase shares through the Share Repurchase Program and pay off debt. Additionally, interest income decreased as a result of lower interest rates.

Professional services decreased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, as a result of a decrease in legal and accounting expenses required by the Company.

General and administrative expenses increased for the three and nine months ended September 30, 2002, as compared to the three and nine months ended September 30, 2001, due primarily to an increase in salary expense due to the addition of staff as well as annual increases. Additionally, annual conference expenses, postage and printing increased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001.

Bad debt expense increased for the three and nine months ended September 30, 2002, as compared to the three and nine months ended September 30, 2001 as a result of the amounts written off as uncollectable and the change in the provision for doubtful accounts. The provision for doubtful accounts at September 30, 2002 was increased from December 31, 2001, due to an increase in tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that management believes are potentially uncollectable.

Interest expense decreased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to a decrease in interest rates charged on the variable rate debt from approximately 5.0% for the nine months ended September 30, 2001, as compared to approximately 3.4% for the nine months ended September 30, 2002. The decrease was partially offset by an increase in mortgages payable from approximately $501,505,000 at September 30, 2001 to approximately $540,145,000 at September 30, 2002.

Related Party Transactions

During the three and nine months ended September 30, 2002 and 2001, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations and mail processing from affiliates of The Inland Group, Inc. The Inland Group, Inc., through affiliates, owns approximately 10% of the Company's outstanding common stock. These services were purchased from these entities based on an hourly cost assigned to each employee of the affiliate providing the services. The hourly rate is based on the employee's salary, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses. Computer services were purchased at a contract rate of $30.00 per hour. The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the nine months ended September 30, 2002 and 2001, these expenses, totaling $2,388,595 and $1,848,143, respectively, are included in general and administrative expenses. Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc. Payments under this lease for the nine months ended September 30, 2002 and 2001 were $112,724 and $98,370, respectively, and are also included in general and administrative expenses.

During the nine months ended September 30, 2002, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc. The fees for these services are purchased at a rate equal to $190.00 per hour. For the nine months ended September 30, 2002 and 2001, the Company paid $166,511 and $100,410, respectively, for these legal services.

An affiliate of The Inland Group, Inc. holds a mortgage on the Walgreens property, located in Decatur, Illinois. As of September 30, 2002, the remaining balance of the mortgage was $655,692. The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004. For the nine months ended September 30, 2002, the Company paid principal and interest payments totaling $51,199 on this mortgage.

On July 18, 2002, the Company purchased a property from an affiliate of The Inland Group, Inc. for $27,187,100, which is equal to the price paid by the affiliate. The Company assumed the current mortgage on the property in the amount of $13,600,000 and the balance of the purchase price was funded using cash and cash equivalents. The property is located in Celebration, Florida and contains 166,131 square feet of net rentable space leased entirely by the Walt Disney Company for a minimum period of 10 years. An affiliate of The Inland Group, Inc. was paid an acquisition fee equal to 1% of the purchase price of the property, excluding assumption of indebtedness, or $271,871, in connection with the purchase of this property.

During the nine months ended September 30, 2002, the Company completed financing transactions which resulted in the Company incurring additional indebtedness of $31,600,000. In connection with obtaining this financing, the Company retained the services of Cohen Financial and paid a commission to Cohen in an amount equal to $158,000 (equivalent to one-half of one percent of the principal amount of the indebtedness). The Company anticipates utilizing the services of Cohen Financial in future financing activities. In each case, the Company anticipates paying Cohen Financial a brokerage fee equal to one-half of one percent. Joel D. Simmons, one of the Company's directors, is a limited partner of Cohen Financial.

In February 2002, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of $8,000,000. In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation, an affiliate of The Inland Group, Inc., in an amount equal to $20,000 (equivalent to one-quarter of one percent of the principal amount of the indebtedness). In July 2002, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of $13,600,000. In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation, in an amount equal to $68,000 (equivalent to one-half of one percent of the principal amount of the indebtedness).

Joint Ventures

The accompanying consolidated financial statements of the Company include, in addition to the accounts of the wholly-owned subsidiaries, the accounts of Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (Inland Ryan and Inland Ryan Cliff Lake are collectively referred to as the "LLCs"). Due to the Company's ability as managing member to directly control the LLCs, they are consolidated with the Company for financial reporting purposes. The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements. As of September 30, 2002, the Company and the non-managing members have entered into five amendments to the LLC agreement to reflect various transactions with individual members of Inland Ryan, LLC. In aggregate, these amendments had no effect on the Company's and the non-managing members' interest in Inland Ryan, LLC which remains at approximately 78% and 22%, respectively.

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc., an unaffiliated third party, for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property currently has one anchor tenant, a 139,451 square foot Burlington Coat Factory store on the south end of the property. On the north end of the property, there is a vacant 148,420 square foot store, previously occupied by Montgomery Wards, which is currently being marketed to new users. In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property. The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of 104,700 square feet of new open-air retail space between the existing anchors. Each partner's initial equity contribution was $500,000. The Company is a non-managing member of the LLC, therefore, the operations are not consolidated for financial reporting purposes. A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped. As of September 30, 2002, the Company's net investment was $129,830. In addition, the Company has committed to lend the LLC up to an additional $17,800,000. The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances. The loan matures in five years. As of September 30, 2002, the principal balance of this mortgage receivable was $6,327,944.

Funds From Operations

One of the Company's objectives is to provide cash distributions to its stockholders from funds generated by the Company's operations. Funds generated from operations is not equivalent to the Company's net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds From Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that FFO provides a better basis than net income for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO should not be considered as an alternative to "Net Income" as an indicator of the Company's operating performance or to as an alternative to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions. "Funds Available for Distribution" or "FAD" for short, means excluding from FFO normalized recurring real estate related expenditures and other non-cash items. FFO and FAD are calculated as follows:
	Nine months ended	Nine months ended
	September 30, 2002	September 30, 2001

Net income (1)	$ 29,748,490	32,947,843
Gain on sale of investment properties	(1,582,421)	(467,337)
Extraordinary loss on early extinguishment of debt	136,120	49,823
Equity in depreciation of unconsolidated ventures	61,536	80,010
Depreciation, net of minority interest	20,484,739	19,370,782

Funds From Operations	48,848,464	51,981,121
Principal amortization of debt, net of minority interest	(23,049)	(21,753)
Deferred rent receivable, net of minority interest (2)	(1,286,019)	(1,798,253)
Rental income received under master lease agreements, net of minority interest (3)	13,412	265,726

Funds Available for Distribution	$ 47,552,808	50,426,841
	==================	=================
Funds From Operations per common share, basic and diluted (1)	$ .77	.82
	==================	=================
Weighted average common stock shares outstanding, basic	63,739,999	63,037,736
	==================	=================
Weighted average common stock shares outstanding, diluted	63,745,453	63,037,736
	==================	=================

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

  Certain of the Company's leases with tenants contain provisions providing for "stepped" rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.

  The Company, from time to time, receives payments under master lease agreements covering space vacant at the time of acquisition. The payments range from one to two years from the date of acquisition of the property or until the vacant space is leased and tenants begin paying rent. As of September 30, 2002, the Company had two investment properties, Townes Crossing, located in Oswego, Illinois and Forest Lake Marketplace, located in Forest Lake, Minnesota, subject to a master lease agreement. GAAP required that the Company treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.

The following table lists the approximate physical occupancy levels for the Company's investment properties as of the end of each quarter during 2001 and 2002. N/A indicates the property was not owned by the Company at the end of the quarter.
	Gross
	Leasable
	Area	03/31/01	06/30/01	09/30/01	12/31/01	03/31/02	06/30/02	09/30/02	12/31/02
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Ameritech, Joliet, IL	4,504	100	100	100	100	100	100	100
Antioch Plaza, Antioch, IL	-	69	69	69	76	N/A	N/A	N/A
Aurora Commons, Aurora, IL	126,908	94	94	97	97	97	97	97
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100	100	100
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100	100	100
Baytowne Square, Champaign, IL	118,842	98	98	98	98	98	98	87(a)
Bergen Plaza, Oakdale, MN	272,283	96	97	97	99	99	99	99(a)
Berwyn Plaza, Berwyn, IL	18,138	26	26	26	26	26	26	26(a)
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100	100	100
Burnsville Crossing, Burnsville, MN	91,015	100	100	100	100	100	100	95
Byerly's Burnsville, Burnsville, MN	72,365	100	100	100	100	100	100	100
Calumet Square, Calumet City, IL	39,936	100	100	100	100	53	53	53
Carmax, Schaumburg, IL	93,333	100	100	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100	100	100
Chatham Ridge, Chicago, IL	175,774	100	100	100	100	95	95	93
Chestnut Court, Darien, IL	170,027	96	98	98	99	100	99	98
Circuit City, Traverse City, MI	21,337	100	100	100	100	100	100	100
Cliff Lake Centre, Eagan, MN	73,582	92	98	94	95	95	95	99
Cobblers Crossing, Elgin, IL	102,643	98	98	100	100	100	100	100
Crestwood Plaza, Crestwood, IL	20,044	100	100	100	100	100	100	100
Cub Foods, Buffalo Grove, IL	56,192	100	100	0	0	0	0	0(a)
Cub Foods, Indianapolis, IN	67,541	100	100	0	0	0	0	0(a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100	100	100
Deer Trace, Kohler, WI	149,869	N/A	N/A	N/A	N/A	N/A	N/A	100
Disney, Celebration, FL	166,131	N/A	N/A	N/A	N/A	N/A	N/A	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100	100	100
Dominick's, Hammond, IN	71,313	0	0	0	0	0	0	0(a)
Dominick's, Highland Park, IL	71,442	100	100	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	100	100	100	100	100	100	0(a)
Downers Grove Mkt, Downers Grove, IL	104,449	98	98	99	99	99	99	99(a)
	Gross
	Leasable
	Area	03/31/01	06/30/01	09/30/01	12/31/01	03/31/02	06/30/02	09/30/02	12/31/02
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Eagle Country Market, Roselle, IL	42,283	100	100	100	100	100	100	100
Eagle Crest, Naperville, IL	67,632	100	100	100	100	100	100	100
Eagle Ridge Center, Lindenhurst, IL	56,142	100	100	100	100	100	100	100
Eastgate Shopping Center, Lombard, IL	132,145	90	90	90	90	89	85	87
Eckerd Drug, Chattanooga, TN	10,908	N/A	N/A	N/A	N/A	N/A	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	100	100	100	100	100	100	100
Elmhurst City Center, Elmhurst, IL	39,481	66	66	66	66	66	84	84
Fairview Hts. Plaza, Fairview Hts., IL	167,491	78	77	77	77	89	89	89
Fashion Square, Skokie, IL	84,580	85	85	81	85	78	78	86
Forest Lake Marketplace, Forest Lake, MN	93,853	N/A	N/A	N/A	N/A	N/A	N/A	96(b)
Gateway Square, Hinsdale, IL	40,170	98	98	100	100	96	97	97(a)
Goodyear, Montgomery, IL	12,903	100	100	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	21	21	21	67	67	100
Hartford Plaza, Naperville, IL	43,762	47	47	47	47	100	100	100
Hawthorn Village, Vernon Hills, IL	98,806	99	97	96	98	96	96	97
Hickory Creek Market, Frankfort, IL	55,831	94	96	91	91	97	90	94(a)
High Point Center, Madison, WI	86,004	80	77	85	86	94	87	87(a)
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	47	47	47
Iroquois Center, Naperville, IL	140,981	73	73	70	84	87	87	87(a)
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	100	100	100	100	100	100	100
Lake Park Plaza, Michigan City, IN	229,639	72	72	70	69	69	69	69(a)
Lansing Square, Lansing, IL	233,508	99	98	98	98	99	99	96
Lincoln Park Place, Chicago, IL	-	100	N/A	N/A	N/A	N/A	N/A	N/A
Mallard Crossing, Elk Grove Village, IL	82,929	30	30	29	29	29	29	97
Maple Grove Retail, Maple Grove, MN	79,130	91	91	91	97	97	97	87(a)
Maple Park Place, Bolingbrook, IL	220,095	100	73	73	73	73	23	23(a)
Maple Plaza, Downers Grove, IL	31,298	96	96	96	100	100	100	100
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100	100	100
Michael's, Coon Rapids, MN	24,317	N/A	N/A	N/A	N/A	N/A	N/A	100
Mundelein Plaza, Mundelein, IL	68,056	100	94	94	94	97	97	97
Nantucket Square, Schaumburg, IL	56,981	98	98	98	79	79	79	75(a)
Naper West, Naperville, IL	164,812	94	94	96	73	66	66	66
Niles Shopping Center, Niles, IL	26,109	100	73	73	73	73	75	95
	Gross
	Leasable
	Area	03/31/01	06/30/01	09/30/01	12/31/01	03/31/02	06/30/02	09/30/02	12/31/02
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Oak Forest Commons, Oak Forest, IL	108,330	99	99	99	99	99	99	100
Oak Forest Commons III, Oak Forest, IL	7,424	50	50	50	50	50	72	100
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	94	94	97	97	97	100	100
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100	100	100
Park Center Plaza, Tinley Park, IL	193,179	93	93	96	97	98	98	98
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	100	100	100
Park Square, Brooklyn Park, MN	137,571	N/A	N/A	N/A	N/A	N/A	N/A	92
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100	100	100
Party City, Oakbrook Terrace, IL	10,000	100	100	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	N/A	100	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	95	95	96	96	97	98	98
Plymouth Collection, Plymouth, MN	40,815	100	100	100	96	96	96	91
Prairie Square, Sun Prairie, WI	35,755	83	69	86	76	71	68	72
Prospect Heights, Prospect Heights, IL	28,080	69	69	69	69	69	61	61
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100	100	100
Quarry Retail, Minneapolis, MN	276,848	99	99	99	100	100	100	100
Randall Square, Geneva, IL	216,201	99	99	99	100	99	99	99
Regency Point, Lockport, IL	54,841	97	97	97	97	92	100	100
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	100	100	100
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	94	96	96	96	94	94	94
River Square Center, Naperville, IL	58,556	74	70	82	84	86	89	81(a)
Rivertree Court, Vernon Hills, IL	298,862	85	85	86	98	98	98	99(a)
Rose Naper Plaza East, Naperville, IL	11,658	100	100	100	100	100	100	100
Rose Naper Plaza West, Naperville, IL	14,335	100	100	100	100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100	100	100
Salem Square, Countryside, IL	112,310	100	100	100	91	91	91	91(a)
Schaumburg Plaza, Schaumburg, IL	61,485	93	93	93	60	60	59	93
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	100	90	89	79	90(a)
Sears, Montgomery, IL	34,300	100	95	95	90	90	90	90
Sequoia Shopping Ctr, Milwaukee, WI	35,407	80	80	69	73	67	63	63(a)
Shingle Creek, Brooklyn Center, MN	39,456	73	88	83	97	97	96	96
Shoppes of Mill Creek, Palos Park, IL	102,422	93	93	94	96	98	95	95(a)
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	20	18	18	18	18	18	18
	Gross
	Leasable
	Area	03/31/01	06/30/01	09/30/01	12/31/01	03/31/02	06/30/02	09/30/02	12/31/02
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Shorecrest Plaza, Racine, WI	-	95	95	95	95	95	N/A	N/A
Six Corners, Chicago, IL	80,650	86	89	86	86	86	86	91
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	96	98	100	98	98	98	93
Springboro Plaza, Springboro, OH	154,034	100	100	99	99	100	100	100
St. James Crossing, Westmont, IL	49,994	91	93	96	100	100	98	97(a)
Staples, Freeport, IL	24,049	100	100	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	86	88	88	90	93	93	95
Summit of Park Ridge, Park Ridge, IL	33,252	86	98	89	98	91	94	94(a)
Terramere Plaza, Arlington Heights, IL	40,965	85	80	77	69	67	69	68(a)
Thatcher Woods, River Grove, IL	193,313	N/A	N/A	N/A	N/A	N/A	98	98
Townes Crossing, Oswego, IL	105,989	N/A	N/A	N/A	N/A	N/A	N/A	86(b)
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100	100	100
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100	100	100
V. Richard's Plaza, Brookfield, WI	107,952	82	86	95	80	77	79	79
Walgreens, Decatur, IL	13,500	100	100	100	100	100	100	100
Walgreens, Woodstock, IL	15,856	100	100	100	100	100	100	100
Wauconda Shopping Ctr, Wauconda, IL	31,357	77	77	77	77	77	77	77
West River Crossing, Joliet, IL	32,452	99	99	96	96	96	96	91
Western and Howard, Chicago, IL	12,784	100	78	78	78	78	78	78
Wilson Plaza, Batavia, IL	11,160	100	100	100	100	100	100	100
Winnetka Commons, New Hope, MN	42,415	72	57	62	62	60	65	65(a)
Wisner/Milwaukee Plaza, Chicago, IL	14,677	90	100	100	100	100	100	100
Woodfield Comm E/W, Schaumburg, IL	207,583	100	100	100	100	100	100	100
Woodfield Plaza, Schaumburg, IL	177,160	81	81	97	78	78	78	94(a)
Woodland Commons, Buffalo Grove, IL	170,070	95	94	93	95	95	93	93(a)
Woodland Heights, Streamwood, IL	120,436	89	89	94	94	87	87	87
Zany Brainy, Wheaton, IL	12,499	100	100	100	100	100	100	100
	10,168,230
	========

  The Company received rent from tenants who have vacated but are still obligated under their lease terms which results in economic occupancy ranging from 49% to 100% at September 30, 2002 for each of these centers.

  The Company, from time to time, receives payments under a master lease agreement covering space vacant at the time of acquisition. The payments range from one to two years from the date of acquisition of the property or until the vacant space is leased and tenants begin paying rent. As of September 30, 2002, the Company had two investment properties, Townes Crossing, located in Oswego, Illinois and Forest Lake Marketplace, located in Forest Lake, Minnesota subject to a master lease agreement. GAAP required that the Company treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.

Subsequent Events

On October 17, 2002, the Company paid a distribution of $4,958,011 to stockholders of record as of September 1, 2002.

On October 17, 2002, the Company purchased a property from an unaffiliated third party for $3,100,000. The purchase price was funded using cash and cash equivalents. The property is located in Naperville, Illinois and contains 50,000 square feet of leasable space. This building is adjacent to Naper West, one of the Company's current investment properties, and is currently vacant.

On October 30, 2002, the Company purchased a property from an unaffiliated third party for $2,380,000. The purchase price was funded using cash and cash equivalents. The property is located in Jennings, Missouri and contains 15,120 square feet of rentable space currently leased by Walgreens.

On November 5, 2002, the Company purchased a property from an unaffiliated third party for $3,400,000. The purchase price was funded using cash and cash equivalents. The property is located in Niles, Illinois and contains 21,415 square feet of leasable space. Its major tenant is Factory Card Outlet.

On November 5, 2002, the Company purchased a property from an unaffiliated third party for $18,159,020. The Company assumed the current mortgage on the property in the amount of $12,527,611 and the balance of the purchase price was funded using cash and cash equivalents. The property is located in Niles, Illinois and contains 281,368 square feet of leasable space. Its major tenants include Jewel Food Store, Rhodes and Wickes Furniture.

On November 8, 2002, the Company incurred debt secured by the property commonly known as Forest Lake Marketplace, located in Forest Lake, Minnesota. The loan has a principal balance of $6,589,000, an interest rate of 4.35% and a maturity date of December 1, 2007. In connection with obtaining this financing, the Company retained the services of Cohen Financial and paid a commission to Cohen in an amount equal to $32,945 (equivalent to one-half of one percent of the principal amount of the indebtedness). Joel D. Simmons, one of the Company's directors, is a limited partner of Cohen Financial. Additionally, in connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation, an affiliate of The Inland Group, Inc., an amount equal to $8,236 (equivalent to one-eighth of one percent of the principal amount of the indebtedness).

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
	2002	2003	2004	2005	2006	Thereafter

Fixed rate debt	$ 233,000	14,602,014	104,050,865	117,853,954	56,485,608	173,479,551
Weighted average interest rate	6.71%	6.71%	6.71%	6.60%	6.39%	4.50%

Variable rate debt	-	-	13,912,700	14,116,700	45,410,175	-
Weighted average interest rate	3.44%	3.44%	3.44%	3.52%	3.62%	N/A

The table above reflects indebtedness outstanding as of September 30, 2002, and does not reflect indebtedness incurred after that date. The Company's ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, the Company's ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's mortgages is estimated to be $73,440,000 of variable rate debt and $454,114,000 of fixed rate debt. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

Approximately $73,440,000, or 14% of the Company's mortgages payable at September 30, 2002, have variable interest rates averaging 3.4%. An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.

Item 4. Controls and Procedures

The Company's chief executive officer and chief financial officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: Required by the Securities and Exchange Commission Regulations S-K, Item 601.

The following exhibits are filed as part of this document or incorporated herein by reference:

Item No. Description

3.1 Third Articles of Amendment and Restatement of the Registrant dated July 1, 2000 (1)

3.2 Amended and Restated Bylaws of the Registrant (1)

10.4 Credit Agreement dated as of June 28, 2002 among Inland Real Estate Corporation, as Borrower and KeyBank National Association as administrative agent and co-lead arranger and Fleet National Bank as syndication agent and co-lead arranger and the several lenders from time to time parties hereto, as lenders (2)

    Incorporated by reference from the Registrant's Current Report on Form 8-K (File number 000-28382) as filed by the Registrant on July 14, 2000.

    Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (File number 000-28382) as filed by the Registrant on August 14, 2002.

  Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ ROBERT D. PARKS

By: Robert D. Parks
President, Chief Executive Officer
and Chairman of the Board
Date: November 13, 2002

/s/ MARK E. ZALATORIS

By: Mark E. Zalatoris
Senior Vice President, Chief
Financial Officer and Treasurer
Date: November 13, 2002

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Robert D. Parks, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Inland Real Estate Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 13, 2002

/s/ ROBERT D. PARKS

By: Robert D. Parks
Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Mark E. Zalatoris, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Inland Real Estate Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 13, 2002

/s/ MARK E. ZALATORIS

By: Mark E. Zalatoris
Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Inland Real Estate Corporation (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert D. Parks, as Chief Executive Officer of the Company, and Mark E. Zalatoris, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ROBERT D. PARKS

Name: Robert D. Parks
Chief Executive Officer
Date: November 13, 2002

/s/ MARK E. ZALATORIS

Name: Mark E. Zalatoris
Chief Financial Officer
Date: November 13, 2002

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section18 of the Securities Exchange Act of 1934, as amended.

See also the certification pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002, which is also attached to this Report.