Form 10-K
period 2002-12-31
INLAND REAL ESTATE CORP
filed 2003-03-27
CIK 923284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No__

As of March 24, 2003, the aggregate market value of the Shares of Common Stock held by of the registrant was $712,935,531.

As of March 24, 2003, there were 64,812,321 Shares of Common Stock outstanding.

Documents Incorporated by Reference: Portions of the Registrant's proxy statement for the annual stockholders meeting to be held in 2003 are incorporated by reference into Part III.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

TABLE OF CONTENTS

PART I

Item 1. Business

General

Inland Real Estate Corporation is a self-administered real estate investment trust ("REIT") formed under Maryland law. We qualified as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") for federal income tax purposes commencing with the tax year ending December 31, 1995. Since we qualified for taxation as a REIT, we are generally not subject to federal income tax to the extent we satisfy certain tests. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income.

We own and acquire "Neighborhood Retail Centers" and "Community Centers" located primarily within an approximate 400-mile radius of our headquarters in Oak Brook, Illinois as well as single-user retail properties located throughout the United States, either directly or through sale and leaseback transactions. We are also permitted to construct or develop properties, or render services in connection with such development or construction, subject to our compliance with the rules governing real estate investment trusts under the Code. As of December 31, 2002, we had ownership interests in 134 investment properties comprised of:

    Eighty-two Neighborhood Retail Centers totaling approximately 5,200,000 gross leasable square feet;
    Twenty-two Community Centers totaling approximately 4,500,000 gross leasable square feet;
    Thirty single-user retail properties totaling approximately 1,300,000 gross leasable square feet.

During the year ended December 31, 2000, we completed the acquisition of Inland Real Estate Advisory Services, Inc., the former advisor, and Inland Commercial Property Management, Inc., the former property manager (the "Merger"). Each of these entities was merged into subsidiaries that we wholly own. We issued an aggregate of 6,181,818 shares of our common stock valued at $11.00 per share to Inland Real Estate Investment Corporation and The Inland Property Management Group, Inc. As a result of the merger, we are now "self-administered." We no longer pay advisory or property management fees but instead have hired an internal staff to perform these tasks.

We generally limit our indebtedness to an amount not to exceed fifty percent (50%) of the carrying value of our investment properties, as determined by appraisal at the time of financing the particular property and may not incur indebtedness exceeding three hundred percent (300%) of "net assets" as defined in our organizational documents. As of December 31, 2002, we had borrowed a total of approximately $582,282,000, of which approximately $104,837,000 bears interest at variable rates. Indebtedness at December 31, 2002 was approximately 48% of the book value of our investment properties.

Our business is not seasonal. We compete on the basis of rental rates and property operations with similar types of properties located in the vicinity of our investment properties. We have no real property investments located outside of the United States. We compete with numerous other properties in attracting tenants. Some of the competing properties may be newer, better located or owned by parties that are better capitalized. We believe that our investment properties will continue to attract tenants on a competitive basis. In additions, our properties compete against other forms of retailing such as catalog companies and e-commerce websites that offer similar retail products. We assess and measure operating results on an individual property basis for each of our investment properties. Since all of our investment properties exhibit highly similar economic characteristics, generally have tenants that offer products catering to the day-to-day living needs of individuals, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment. As of December 31, 2002, we employed a total of fifty-three people, none of whom are represented by a union.

We review and monitor compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 2002, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate incurring material amounts during the year ending December 31, 2003.

During the year ended December 31, 2002, we acquired sixteen additional investment properties totaling approximately 1,800,000 square feet for $206,181,297 and sold two investment properties, Antioch Plaza, located in Antioch, Illinois, for $1,818,344, net of closing costs and Shorecrest Plaza, located in Racine, Wisconsin, for $6,085,261, net of closing costs. These sales resulted in gains, for accounting purposes, of $533,942 and $828,144, respectively. For federal and state income tax purposes, these sales qualified as part of tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions. Additionally, during the year ended December 31, 2002, we sold approximately 1/3 of an acre of land at one of our investment properties, Maple Grove Retail, located in Maple Grove, Minnesota, to the City of Maple Grove for $308,186, net of closing costs. This sale resulted in a gain, for accounting purposes, of $183,746.

We intend to continue to acquire new investment properties of the type previously described in this Item 1, utilizing our cash resources as well as acquisition indebtedness. We are also exploring additional growth strategies including participating in joint ventures with institutional investors such as pension funds to acquire and manage a pool of properties funded primarily with capital provided by the institutional investor.

Conflicts of Interest Policies

Our governing documents require that a majority of our directors to be independent. Further, any transactions between us and The Inland Group, Inc. or its affiliates must be approved by a majority of our independent directors.

Environmental Matters

We believe that our portfolio of investment properties complies in all material respects with all federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances. All of our investment properties have been subjected to Phase I or similar environmental audits. These audits, performed by independent consultants, generally involve a review of records and visual inspection of the property. These audits do not include soil sampling or ground water analysis. These audits have not revealed nor are we aware of, any environmental liability that we believe will have a material adverse effect on our operations. These audits may not, however, reveal all potential environmental liabilities. Further, the environmental condition of our investment properties may be adversely effected by our tenants, by conditions of near-by properties or by unrelated third parties.

Access to Company Information

We electronically file the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, through our website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. Our website address is inlandrealestate.com. The information contained on our website, or on other websites linked to our website, is not part of this document.

Item 2. Properties

As of December 31, 2002, we owned, outright or through joint ventures, 134 investment properties, comprised of 30 single-user retail properties, 82 "Neighborhood Retail Centers" and 22 "Community Centers." These investment properties are located in the states of Florida (1), Illinois (97), Indiana (5), Michigan (1), Minnesota (19), Missouri (1), Ohio (3), Tennessee (1) and Wisconsin (6). Tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/02	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Single-User Retail Properties

Ameritech Joliet, IL	4,504	05/97	1995	$ 522,375	1	Verizon Wireless	2005

Bakers Shoes Chicago, IL	20,000	09/98	1891	N/A	1	Bakers Shoes	2008

Bally's Total Fitness St. Paul, MN	43,000	09/99	1998	3,145,300	1	Bally's Total Fitness	2011

Carmax Schaumburg, IL	93,333	12/98	1998	7,260,000	1	Carmax	2021

Carmax Tinley Park, IL	94,518	12/98	1998	9,450,000	1	Carmax	2021

Circuit City Traverse City, MI	21,337	01/99	1998	1,603,000	1	Circuit City	2021

Cub Foods Buffalo Grove, IL	56,192	06/99	1999	3,650,000	0(b)	Cub Foods (b)	2021

Cub Foods Indianapolis, IN	67,541	03/99	1991	2,867,000	0(b)	Cub Foods (b)	2011

Cub Foods Plymouth, MN	67,510	03/99	1991	2,732,000	1	Cub Foods	2006

Disney Celebration, FL	166,131	07/02	1995	13,600,000	1	Walt Disney World	2012

Dominick's Countryside, IL	62,344	12/97	1975 / 2001	1,150,000	1	Dominick's Finer Foods	2005

Dominick's Glendale Heights, IL	68,879	09/97	1997	4,100,000	1	Dominick's Finer Foods	2017

Dominick's Hammond, IN	71,313	05/99	1999	4,100,000	1	Food 4 Less	2019

Dominick's Highland Park, IL	71,442	06/97	1996	6,400,000	1	Dominick's Finer Foods	2021

Dominick's Schaumburg, IL	71,400	05/97	1996	5,345,500	1	Dominick's Finer Foods	2021

Dominick's West Chicago, IL	78,158	01/98	1990	3,150,000	0(b)	Dominick's Finer Foods (b)	2010
Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/02	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Single-User Retail Properties, cont.

Eagle Country Market Roselle, IL	42,283	11/97	1990	$ 1,450,000	1	Eagle Foods	2011

Eagle Ridge Center Lindenhurst, IL	56,142	04/99	1998	3,000,000	1	Eagle Foods	2021

Eckerd Drug Store Chattanooga, TN	10,908	05/02	1999	N/A	1	Eckerd Drug Store	2019

Hollywood Video Hammond, IN	7,488	12/98	1998	740,000	1	Hollywood Video	2013

Michael's Coon Rapids, MN	24,317	07/02	2001	N/A	1	Michael's	2012

Party City Oakbrook Terrace, IL	10,000	11/97	1985	987,500	1	Party City	2007

Petsmart Gurnee, IL	25,692	04/01	1997	N/A	1	Petsmart	2021

Riverdale Commons Outlot Coon Rapids, MN	6,566	03/00	1999	N/A	1	Mandarin Buffet	2010

Staples Freeport, IL	24,049	12/98	1998	1,480,000	1	Staples	2013

United Audio Center Schaumburg, IL	9,988	09/99	1998	1,240,000	1	Tweeter Home Entertainment	2013

Walgreens Decatur, IL	13,500	01/95	1988	651,145	1	Walgreens (c)	2008 / 2028

Walgreens Jennings, MO	15,120	10/02	1996	N/A	1	Walgreens (c)	2016 / 2056

Walgreens Woodstock, IL	15,856	06/98	1973	569,610	1	Walgreens (c)	2010 / 2030

Zany Brainy Wheaton, IL	12,499	07/96	1995	1,245,000	1	Zany Brainy	2006

Neighborhood Retail Centers

Aurora Commons Aurora, IL	126,908	01/97	1988	8,000,000	24	Jewel Food Store	2009

Baytowne Square Champaign, IL	118,842	02/99	1993	7,027,000	20	Staples	2010
						Berean Bookstore	2003
						Petsmart	2012
						Famous Footwear	2006
						Factory Card Outlet	2006
						Jenny Craig Weight Loss Ctr	2004
						Baytowne Dental Center	2003
						Buffalo Wild Wings	2010

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/02	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Neighborhood Retail Centers, cont.

Berwyn Plaza Berwyn, IL	18,138	05/98	1983	$ 708,638	4(b)	Radio Shack	2004
						Walgreens (b) (c)	2003 / 2023
Bohl Farm Marketplace Crystal Lake, IL	97,287	12/00	2000	7,833,000	14	Linens & Things	2015
						Dress Barn	2010
						Barnes & Noble	2014

Brunswick Market Center Brunswick, OH	119,540	12/02	1997 / 1998	N/A	14	Tops	2018

Burnsville Crossing Burnsville, MN	91,015	09/99	1989	2,858,100	14	Petsmart	2013
						Schneiderman's Furniture	2009
Byerly's Burnsville Burnsville, MN	72,365	09/99	1988	2,915,900	7	Byerly's Food Store	2008
						Zany Brainy	2011
Calumet Square Calumet City, IL	39,936	06/97	1967 / 1994	1,032,920	2	Aronson Furniture	2005

Cliff Lake Center Eagan, MN	73,582	09/99	1988	4,952,560	33	None

Cobblers Crossing Elgin, IL	102,643	05/97	1993	5,476,500	17	Jewel Food Store	2013

Crestwood Plaza Crestwood, IL	20,044	12/96	1992	904,380	1	Mattress Giant	2004

Deer Trace Kohler, WI	149,881	07/02	2000	7,400,000	11	Michael's	2012
						TJ Maxx	2011
						Elder Beerman	2022
Downers Grove Market Downers Grove, IL	104,449	03/98	1998	10,600,000	14(b)	Dominick's Finer Foods	2017

Eagle Crest Naperville, IL	67,632	03/95	1991	2,350,000	14	Eagle Foods	2014

Eastgate Shopping Ctr Lombard, IL	132,145	07/98	1959	3,345,000	37(b)	Schroeder's Ace Hardware	2010
						Illinois Dept of Employment	2012
Edinburgh Festival Brooklyn Park, MN	91,536	10/98	1997	4,625,000	13	Knowlan's Super Market	2017

Elmhurst City Center Elmhurst, IL	39,560	02/98	1994	2,513,765	11	Walgreens (c)	2014 / 2044
						Egg Harbor Cafe	2013
						Buffalo Wild Wings	2012
Fashion Square Skokie, IL	84,580	12/97	1984	6,200,000	14	Cost Plus World Market	2008
						Crown Shoes	2005

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/02	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Neighborhood Retail Centers, cont.

Forest Lake Marketplace Forest Lake, MN	93,853	09/02	2001	$ 6,589,000	8	MGM Liquor Warehouse	2011
						Cub Foods	2022
Four Flaggs Annex Niles, IL	21,790	11/02	1973	N/A	5	Panera Bread	2008
						Factory Card Outlet	2008
						AT&T	2008
Gateway Square Hinsdale, IL	40,170	03/99	1985	3,470,000	20(b)	Calico Corners	2005

Goodyear Montgomery, IL	12,903	09/95	1991	630,000	3	Merlin Mufflers	2007
						Goodyear Tire & Rubber	2006
						Sound Decision	2004
Grand and Hunt Club Gurnee, IL	21,222	12/96	1996	1,796,000	3	Helzberg Diamonds	2006
						Tweeter Home Entertainment	2018
						Panera Bread	2012
Hartford Plaza Naperville, IL	43,762	09/95	1995	2,310,000	9	Blockbuster Video	2005
						The Tile Shop	2012
Hawthorn Village Vernon Hills, IL	98,806	08/96	1979	4,280,000	20	Dominick's Finer Foods	2013
						Walgreens	2005
Hickory Creek Marketplace Frankfort, IL	55,831	08/99	1999	3,108,300	25	None

High Point Center Madison, WI	86,004	04/98	1984	5,360,988	23(b)	Pier 1 Imports	2005

Homewood Plaza Homewood, IL	19,000	02/98	1993	1,013,201	2	Blockbuster Video	2003

Iroquois Center Naperville, IL	140,981	12/97	1983	5,950,000	26(b)	Asia World (b)	2007
						Powerhouse Total Fitness	2015
						Sears Logistics Services	2006
Joliet Commons Ph II Joliet, IL	40,395	02/00	1999	2,400,000	3	Office Max	2015
						Eddie Bauer	2005
						Peppers Waterbeds	2005
Mallard Crossing Elk Grove Village, IL	82,929	05/97	1993	4,050,000	8	None

Maple Grove Retail Maple Grove, MN	79,130	09/99	1998	3,958,000	4	Rainbow Foods	2018

Maple Plaza Downers Grove, IL	31,298	01/98	1988	1,582,500	11	J.C. Licht	2003
						Goodyear Tire & Rubber	2008
						Copy Center	2005
Marketplace at 6 Corners Chicago, IL	117,000	11/98	1997	11,800,000	6	Jewel Food Store	2012
						Marshall's	2013

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/02	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Neighborhood Retail Centers, cont.

Medina Marketplace Medina, OH	72,781	12/02	1956 / 1999	N/A	8	Tops	2019

Mundelein Plaza Mundelein, IL	68,056	03/96	1990	$ 2,810,000	8	Sears, Roebuck & Co.	2005

Nantucket Square Schaumburg, IL	56,981	09/95	1980	2,200,000	21(b)	Hallmark	2006
						The Dental Store, Ltd.	2006
						Cue-Can-Do	2013
Naper West Ph II Naperville, IL	50,000	10/02	1985	N/A	0	None

Niles Shopping Center Niles, IL	26,109	04/97	1982	1,617,500	6	Jennifer Convertibles	2007
						Sourceone Wireless	2006
						Wolf Camera	2007
						Sushi 21	2008
Oak Forest Commons Oak Forest, IL	108,330	03/98	1998	6,617,871	15	Dominick's Finer Foods	2017

Oak Forest Commons Ph III Oak Forest, IL	7,424	06/99	1999	552,700	4(b)	Jackson & Hewitt Tax Service	2004
						The Jewelry Store	2007
Oak Lawn Town Center Oak Lawn, IL	12,506	06/99	1999	1,200,000	4	Bedding Experts	2003
						Starbuck's	2008
						Hollywood Video	2008
						Celluland	2003
Orland Greens Orland Park, IL	45,031	09/98	1984	2,132,000	15	Walgreens (c)	2006 / 2021
						MacFrugal's	2006
Orland Park Retail Orland Park, IL	8,500	02/98	1997	625,000	3	All Cleaners	2003
						American Mattress	2006
						Gianni's Pizza & Pasta	2003
Park Place Plaza St. Louis Park, MN	84,999	09/99	1997	6,407,000	14	Petsmart	2013
						Office Max	2012
Park Square Brooklyn Park, MN	137,116	08/02	1986 / 1988	5,850,000	22	Rainbow Foods	2012

Park St. Claire Schaumburg, IL	11,859	12/96	1994	762,500	2	GTE Phone Mart	2004
						Hallmark	2007
Plymouth Collection Plymouth, MN	40,815	01/99	1999	3,441,000	10	Golf Galaxy	2013
						Vintage Liquors	2008
						Paper Warehouse	2008
Prairie Square Sun Prairie, WI	35,755	03/98	1995	1,550,000	11	Blockbuster Video	2005
						Hallmark	2008
Prospect Heights Prospect Heights, IL	28,080	06/96	1985	1,095,000	5	Walgreens (c)	2006 / 2026
						Wonder Bread Bakery Outlet	2007

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/02	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Neighborhood Retail Centers, cont.

Quarry Outlot Hodgkins, IL	9,650	12/96	1996	$ 900,000	3	Casual Male Big & Tall	2006
						Helzberg Diamonds	2006
						Dunkin Donuts	2006
Regency Point Lockport, IL	54,841	04/96	1993 / 1995	N/A	18	9th Street Fitness	2013
						Ace Hardware	2008

Riverplace Center Noblesville, IN	74,414	11/98	1992	3,323,000	11	Fashion Bug	2005
						Kroger	2012
River Square S/C Naperville, IL	58,260	06/97	1988	3,050,000	22	Salon Suites Limited	2005

Rose Plaza Elmwood Park, IL	24,204	11/98	1997	2,008,000	3	Binny's	2017
						Panera Bread	2008
						Sprint PCS	2003
Rose Plaza East Naperville, IL	11,658	01/00	1999	1,085,700	5	Starbuck's	2008
						Borics	2003
						Papa Murphy's	2008
						Alpha Communications	2008
						Kinko's	2008
Rose Plaza West Naperville, IL	14,335	09/99	1997	1,382,000	5	Hollywood Video	2007
						Papa John's	2007
						Caribou Coffee	2007
						Elegante Salon	2008
						Signature Cleaners	2007
Salem Square Countryside, IL	112,310	08/96	1973 / 1985	3,130,000	4	TJ Maxx	2004
						Marshall's	2006
Schaumburg Plaza Schaumburg, IL	61,485	06/98	1994	3,908,081	5	Sears Hardware	2004
						Ulta Salon	2005
						Murray's Discount Auto	2013
Schaumburg Promenade Schaumburg, IL	91,831	12/99	1999	9,650,000	8(b)	Eastern Mountain Sports (b)	2009
						Pier 1 Imports	2009
						DSW Shoe Warehouse	2009
						Linens and Things	2015

Sears Montgomery, IL	34,300	06/96	1990	1,645,000	5	Sears Hardware	2005
						Blockbuster Video	2003
Sequoia Shopping Center Milwaukee, WI	35,407	06/97	1988	1,505,000	11	Kinko's	2004
						U.S. Postal Service	2006
Shakopee Valley Shakopee, MN	146,436	12/02	2000 / 2001	N/A	13	Kohl's	2021
						Office Max	2016
Shingle Creek Brooklyn Center, MN	39,456	09/99	1986	1,735,000	19	Panera Bread	2009

Shoppes of Mill Creek Palos Park, IL	102,422	03/98	1989	5,660,000	21	Jewel Food Stores	2009
Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/02	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Neighborhood Retail Centers, cont.

Shops at Coopers Grove Country Club Hills, IL	72,518	01/98	1991	$ 2,900,000	6	None

Six Corners Chicago, IL	80,650	10/96	1966	3,100,000	8	Chicago Health Clubs	2010
						Advocate Illinois Masonic	2004
Spring Hill Fashion Ctr West Dundee, IL	125,198	11/96	1985	4,690,000	19	TJ Maxx	2006
						Michael's	2006
St. James Crossing Westmont, IL	49,994	03/98	1990	3,847,599	19(b)	Nevada Bob's	2003
						Cucina Roma	2010
Stuart's Crossing St. Charles, IL	85,529	07/99	1999	6,050,000	7	Jewel Food Stores	2019

Summit of Park Ridge Park Ridge, IL	33,252	12/96	1986	1,600,000	17	LePeep	2007
						Grappa Ristorante	2007

Terramere Plaza Arlington Heights, IL	40,965	12/97	1980	2,202,500	16	None

Townes Crossing Oswego, IL	105,989	08/02	1988	6,000,000	19	Chicago Title & Trust	2003
						Jewel Food Stores	2009
Two Rivers Plaza Bolingbrook, IL	57,900	10/98	1994	3,658,000	11	Kay-Bee Toys	2005
						Avenue	2007
						Marshall's	2010
V. Richard's Plaza Brookfield, WI	107,952	02/99	1985	6,643,000	20	V. Richards Market	2012

Wauconda Shopping Ctr Wauconda, IL	31,357	05/98	1988	1,333,834	3	Sears Hardware	2006
						Dollar Tree	2008
West River Crossing Joliet, IL	32,452	08/99	1999	2,806,700	16	Hollywood Video	2009
						Budget Golf	2004
						Athletic & Therapeutic Institute	2007

Western & Howard Chicago, IL	12,784	04/98	1985	992,681	2	Pearle Vision	2005
						Rainbow Apparel	M-T-M
Wilson Plaza Batavia, IL	11,160	12/97	1986	650,000	7	White Hen Pantry	2007
						Dimples Donuts	2006
						Riverside Liquors	2003
Winnetka Commons New Hope, MN	42,415	07/98	1990	2,233,744	15(b)	Walgreens (b) (c)	2010 / 2030

Wisner/Milwaukee Plaza Chicago, IL	14,677	02/98	1994	974,725	4	Blockbuster Video	2003
						Giordano's Restaurant	2004
						Spincycle	2006

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/02	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Neighborhood Retail Centers, cont.

Woodland Heights Streamwood, IL	120,436	06/98	1956	$ 3,940,009	14	Jewel Food Stores	2012
						U.S. Postal Service	2004
Community Centers

Bergen Plaza Oakdale, MN	272,283	04/98	1978	9,141,896	35	Rainbow Foods	2009
						K-Mart	2004
Chatham Ridge Chicago, IL	175,774	02/00	1999	9,737,620	26	Cub Foods	2019
						Marshall's	2007

Chestnut Court Darien, IL	170,027	03/98	1987	8,618,623	24	Just Ducky	2012
						Stein Mart	2008
Fairview Heights Plaza Fairview Heights, IL	167,491	08/98	1991	5,637,000	7	1/2 Price Store	2009
						Michael's	2004
						Sports Authority	2011
						Bally's Total Fitness	2017
Four Flaggs Niles, IL	325,102	11/02	1973 / 1998	12,509,511	14	Jewel Food Stores	2008
						Wickes Furniture	2005
						Rhodes	2007
Joliet Commons Joliet, IL	158,922	10/98	1995	14,020,575	16	Barnes and Noble	2006
						Cinemark	2016
						Old Navy	2005
						Petsmart	2010
Lake Park Plaza Michigan City, IN	229,639	02/98	1990	6,489,618	13(b)	Wal-Mart	2010
						Valuland (b)	2011
Lansing Square Lansing, IL	233,508	12/96	1991	8,150,000	19	Sam's Club	2011
						Babies R Us	2006
						Office Max	2008
Maple Park Place Bolingbrook, IL	220,095	01/97	1992	7,650,000	20	Best Buy	2017

Naper West Naperville, IL	164,812	12/97	1985	7,695,199	26	TJ Maxx	2004

Park Center Plaza Tinley Park, IL	194,599	12/98	1988	7,337,000	33	Bally's Total Fitness	2010
						Cub Foods	2008
Pine Tree Plaza Janesville, WI	187,413	10/99	1998	9,890,000	20	Michael's	2010
						Staples	2013
						TJ Maxx	2008
						Gander Mountain	2014
Quarry Retail Minneapolis, MN	281,648	09/99	1997	15,670,000	16	Rainbow Foods	2017
						Home Depot	2018
Randall Square Geneva, IL	216,201	05/99	1999	13,530,000	28	Marshall's	2008
						Petsmart	2014
						Bed, Bath & Beyond	2014
Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/02	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Riverdale Commons Coon Rapids, MN	168,277	09/99	1998	$ 9,752,000	16	Rainbow Foods	2018
						Office Max	2013
						Wickes Furniture	2014

Rivertree Court Vernon Hills, IL	298,862	07/97	1988	17,547,999	41	Best Buy	2011
						Kerasotes Theaters	2006
Shops at Orchard Place Skokie, IL	164,542	12/02	2000	22,500,000	18	DSW Shoe Warehouse	2011
						Best Buy	2017
Springboro Plaza Springboro, OH	154,034	11/98	1992	5,161,000	5	K-Mart	2017
						Kroger	2017

Thatcher Woods River Grove, IL	193,313	04/02	1969 / 1999	10,200,000	21	A.J. Wright	2012
						Dominick's Finer Foods	2020
						Hanging Garden Banquets	2014
Woodfield Commons E/W Schaumburg, IL	207,583	10/98	1973	13,500,000	19	Toys R Us	2006
			1975			Tower Records	2009
			1997			Comp USA	2012
						Cost Plus	2008
						Party City	2008
						Discovery Clothing	2005
Woodfield Plaza Schaumburg, IL	177,160	01/98	1992	9,600,000	9(b)	Kohl's	2012
						Barnes & Noble	2012
Woodland Commons Buffalo Grove, IL	170,070	02/99	1991	11,000,000	31(b)	Dominick's Finer Foods	2011
						Jewish Community Center	2009

Total	11,089,101			$ 582,282,367

  Anchor tenants are defined as any tenant occupying more than 10% of the gross leasable area of a property. The trade name is used which may be different than the tenant name on the lease.

  We continue to receive rent from tenants who have vacated but are still obligated under their lease terms. We received approximately $3,000,000 from these tenants during the year ended December 31, 2002.
  Beginning with the earlier date listed, pursuant to the terms of each lease, the tenant has a right to terminate prior to the lease expiration date.

The following table lists the approximate physical occupancy levels for our investment properties as of December 31, 2002, 2001, 2000, 1999 and 1998. N/A indicates we did not own the investment property at the end of the year.
As of December 31,

	2002%	2001%	2000%	1999%	1998%
Properties

Ameritech, Joliet, IL	100	100	100	100	100
Antioch Plaza, Antioch, IL	N/A	76	61	67	68
Aurora Commons, Aurora, IL	99	97	94	93	95
Bakers Shoes, Chicago, IL	100	100	100	100	100
Bally's Total Fitness, St. Paul, MN	100	100	100	100	N/A
Baytowne Square, Champaign, IL	94	98	98	97	N/A
Bergen Plaza, Oakdale, MN	99	99	98	97	98
Berwyn Plaza, Berwyn, IL	20(a)	26	26	26	100
Bohl Farm Marketplace, Crystal Lake, IL	100	100	100	N/A	N/A
Brunswick Market Center, Brunswick, OH	88(b)	N/A	N/A	N/A	N/A
Burnsville Crossing, Burnsville, MN	98	100	100	100	N/A
Byerly's Burnsville, Burnsville, MN	100	100	100	84	N/A
Calumet Square, Calumet City, IL	53	100	100	100	100
Carmax, Schaumburg, IL	100	100	100	100	100
Carmax, Tinley Park, IL	100	100	100	100	100
Chatham Ridge, Chicago, IL	96	100	99	N/A	N/A
Chestnut Court, Darien, IL	97	99	97	95	98
Circuit City, Traverse City, MI	100	100	100	100	N/A
Cliff Lake Center, Eagan, MN	100	95	88	88	N/A
Cobblers Crossing, Elgin, IL	100	100	98	100	91
Crestwood Plaza, Crestwood, IL	100	100	100	68	100
Cub Foods, Buffalo Grove, IL	0(a)	0	100	100	N/A
Cub Foods, Indianapolis, IN	0(a)	0	100	100	N/A
Cub Foods, Plymouth, MN	100	100	100	100	N/A
Deer Trace, Kohler, WI	100	N/A	N/A	N/A	N/A
Disney, Celebration, FL	100	N/A	N/A	N/A	N/A
Dominick's, Countryside, IL	100	100	100	100	100
Dominick's, Glendale Heights, IL	100	100	100	100	100
Dominick's, Hammond, IN	100	0	0	0	N/A
Dominick's, Highland Park, IL	100	100	100	100	100
Dominick's, Schaumburg, IL	100	100	100	100	100
Dominick's, West Chicago, IL	0(a)	100	100	100	100
Downers Grove Market, Downers Grove, IL	99(a)	99	99	100	100
Eagle Country Market, Roselle, IL	100	100	100	100	100
Eagle Crest, Naperville, IL	100	100	98	94	100
Eagle Ridge Center, Lindenhurst, IL	100	100	100	100	N/A
Eastgate Shopping Center, Lombard, IL	94(a)	90	89	92	91
Eckerd Drug Store, Chattanooga, TN	100	N/A	N/A	N/A	N/A
Edinburgh Festival, Brooklyn Park, MN	100	100	100	100	97
Elmhurst City Center, Elmhurst, IL	84	66	66	62	100
Fairview Heights Plaza, Fairview Heights, IL	89	77	78	78	78
Fashion Square, Skokie, IL	86	85	78	81	100
Forest Lake Marketplace, Forest Lake, MN	96(b)	N/A	N/A	N/A	N/A
Four Flaggs, Niles, IL	78(b)	N/A	N/A	N/A	N/A

	As of December 31,

	2002%	2001%	2000%	1999%	1998%
Properties

Four Flaggs Annex, Niles, IL	100	N/A	N/A	N/A	N/A
Gateway Square, Hinsdale, IL	93(a)	100	98	100	N/A
Goodyear, Montgomery, IL	100	100	77	28	77
Grand and Hunt Club, Gurnee, IL	100	21	100	100	100
Hartford Plaza, Naperville, IL	100	47	100	100	100
Hawthorn Village, Vernon Hills, IL	97	98	100	100	100
Hickory Creek Marketplace, Frankfort, IL	94	91	100	65	N/A
High Point Center, Madison, WI	91(a)	86	82	92	90
Hollywood Video, Hammond, IN	100	100	100	100	100
Homewood Plaza, Homewood, IL	47	100	100	100	100
Iroquois Center, Naperville, IL	72(a)	84	75	69	73
Joliet Commons, Joliet, IL	100	100	100	96	97
Joliet Commons Ph II, Joliet, IL	100	100	100	N/A	N/A
Lake Park Plaza, Michigan City, IN	69(a)	69	72	71	74
Lansing Square, Lansing, IL	97	98	99	98	98
Lincoln Park Place, Chicago, IL	N/A	N/A	100	60	60
Mallard Crossing, Elk Grove Village, IL	41	29	30	97	97
Maple Grove Retail, Maple Grove, MN	97	97	91	100	N/A
Maple Park Place, Bolingbrook, IL	50	73	100	97	99
Maple Plaza, Downers Grove, IL	100	100	96	87	100
Marketplace at Six Corners, Chicago, IL	100	100	100	100	100
Medina Marketplace, Medina, OH	100	N/A	N/A	N/A	N/A
Michael's, Coon Rapids, MN	100	N/A	N/A	N/A	N/A
Mundelein Plaza, Mundelein, IL	100	94	97	96	100
Nantucket Square, Schaumburg, IL	96(a)	79	98	100	100
Naper West, Naperville, IL	66	73	96	93	83
Naper West Ph II, Naperville, IL	0	N/A	N/A	N/A	N/A
Niles Shopping Center, Niles, IL	73	73	100	87	100
Oak Forest Commons, Oak Forest, IL	100	99	100	97	100
Oak Forest Commons Ph III, Oak Forest, IL	62(a)	50	50	82	N/A
Oak Lawn Town Center, Oak Lawn, IL	100	100	100	100	N/A
Orland Greens, Orland Park, IL	100	97	94	97	100
Orland Park Retail, Orland Park, IL	100	100	100	36	100
Park Center Plaza, Tinley Park, IL	98	97	99	72	71
Park Place Plaza, St. Louis Park, MN	100	100	100	100	N/A
Park Square, Brooklyn Park, MN	93	N/A	N/A	N/A	N/A
Park St. Claire, Schaumburg, IL	100	100	100	100	100
Party City, Oakbrook Terrace, IL	100	100	100	100	100
Petsmart, Gurnee, IL	100	100	N/A	N/A	N/A
Pine Tree Plaza, Janesville, WI	95	96	96	93	N/A
Plymouth Collection, Plymouth, MN	94	96	100	100	N/A
Prairie Square, Sun Prairie, WI	72	76	87	83	90
Prospect Heights, Prospect Heights, IL	82	69	69	25	92
Quarry Outlot, Hodgkins, IL	100	100	100	100	100
Quarry Retail, Minneapolis, MN	100	100	99	99	N/A
Randall Square, Geneva, IL	100	100	99	94	N/A
Regency Point, Lockport, IL	100	97	97	98	97

	As of December 31,

	2002%	2001%	2000%	1999%	1998%
Properties

Riverdale Commons, Coon Rapids, MN	100	100	100	99	N/A
Riverdale Commons Outlot, Coon Rapids, MN	100	100	100	N/A	N/A
Riverplace Center, Noblesville, IN	98	96	94	94	100
River Square Shopping Center, Naperville, IL	92	84	74	76	97
Rivertree Court, Vernon Hills, IL	99	98	100	99	99
Rose Naper Plaza East, Naperville, IL	100	100	100	N/A	N/A
Rose Naper Plaza West, Naperville, IL	100	100	100	100	N/A
Rose Plaza, Elmwood Park, IL	100	100	100	100	100
Salem Square, Countryside, IL	91	91	100	93	97
Schaumburg Plaza, Schaumburg, IL	93	60	93	93	93
Schaumburg Promenade, Schaumburg, IL	90(a)	90	100	100	N/A
Sears, Montgomery, IL	95	90	100	100	100
Sequoia Shopping Center, Milwaukee, WI	68	73	80	93	100
Shakopee Valley, Shakopee, MN	100	N/A	N/A	N/A	N/A
Shingle Creek, Brooklyn Center, MN	96	97	83	73	N/A
Shoppes of Mill Creek, Palos Park, IL	93	96	94	97	98
Shops at Coopers Grove, Country Club Hills, IL	9	18	20	100	100
Shops at Orchard Place, Skokie, IL	96(b)	N/A	N/A	N/A	N/A
Shorecrest Plaza, Racine, WI	N/A	95	95	89	87
Six Corners, Chicago, IL	88	86	86	89	82
Spring Hill Fashion Center, W. Dundee, IL	95	98	96	97	95
Springboro Plaza, Springboro, OH	100	99	100	100	100
St. James Crossing, Westmont, IL	88(a)	100	94	83	91
Staples, Freeport, IL	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	95	90	86	100	N/A
Summit of Park Ridge, Park Ridge, IL	94	98	94	84	87
Terramere Plaza, Arlington Heights, IL	73	69	87	79	95
Thatcher Woods, River Grove, IL	98	N/A	N/A	N/A	N/A
Townes Crossing, Oswego, IL	86(b)	N/A	N/A	N/A	N/A
Two Rivers Plaza, Bolingbrook, IL	100	100	100	100	100
United Audio Center, Schaumburg, IL	100	100	100	100	N/A
V. Richard's Plaza, Brookfield, WI	79	80	82	100	N/A
Walgreens, Decatur, IL	100	100	100	100	100
Walgreens, Jennings, MO	100	N/A	N/A	N/A	N/A
Walgreens, Woodstock, IL	100	100	100	100	100
Wauconda Shopping Center, Wauconda, IL	100	77	92	92	100
West River Crossing, Joliet, IL	91	96	97	87	N/A
Western & Howard, Chicago, IL	78	78	100	38	100
Wilson Plaza, Batavia, IL	100	100	100	100	100
Winnetka Commons, New Hope, MN	65(a)	62	72	100	100
Wisner/Milwaukee Plaza, Chicago, IL	100	100	100	100	100
Woodfield Commons-East/West, Schaumburg, IL	100	100	100	95	89
Woodfield Plaza, Schaumburg, IL	76(a)	78	100	82	97
Woodland Commons, Buffalo Grove, IL	90(a)	95	97	97	N/A
Woodland Heights, Streamwood, IL	94	94	89	81	81
Zany Brainy, Wheaton, IL	100	100	100	100	100

(a) We continue to receive rent from tenants who have vacated but are still obligated under their lease terms. We received approximately $3,000,000 from these tenants during the year ended December 31, 2002.

(b) In connection with the purchase of several investment properties, we, from time to time, receive payments under master lease agreements covering space vacant at the time of acquisition. The payments to be made to us range from one to two years from the date of acquisition of the property or until the vacant space is leased and tenants begin paying rent. Accounting principals generally accepted in the United States of America ("GAAP") require us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income. As of December 31, 2002, we had three investment properties, Forest Lake Marketplace, located in Forest Lake, Minnesota, Shops at Orchard Place, located in Skokie, Illinois and Townes Crossing, located in Oswego, Illinois, subject to master lease agreements.

Item 3. Legal Proceedings

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

As of March 24, 2003, there were 18,253 stockholders of record of our common stock. There is no established public trading market for our common stock.

Distributions

To maintain our status as a REIT, we are required to distribute, each year, at least 90% or our taxable income after certain adjustments. We have satisfied this standard every year since inception. We declared and paid distributions to stockholders totaling $60,090,685 and $58,791,604 or $.94 and $.93 on an annual basis per weighted average share outstanding for the years ended December 31, 2002 and 2001, respectively. Of this amount, $.65 and $.73 per share is taxable as ordinary income for 2002 and 2001, respectively, and the remainder constitutes a return of capital for tax purposes, as well as capital gains. Future distributions are determined by our board of directors. We expect to continue paying these distributions on a monthly basis although the actual amount paid will depend on our actual cash flow, financial condition, capital requirements, REIT distribution requirements and other factors deemed relevant by our board of directors. We recorded $195,101 and $374,586 of capital gain for the years ended December 31, 2002 and 2001, respectively, for federal income tax purposes.

Sales of Unregistered Securities

In connection with the merger of Inland Real Estate Advisory Services, Inc. and Inland Commercial Property Management, Inc., we issued an aggregate of 6,181,818 shares of common stock to Inland Real Estate Investment Corporation and The Inland Property Management Group, Inc. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. We believe that the underlying stockholders of each entity were "sophisticated" and were provided with access to the type of information that would otherwise have been provided by a registration statement and prospectus.

Item 6. Selected Financial Data

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

For the years ended December 31, 2002, 2001, 2000, 1999 and 1998

(not covered by the Independent Auditors' Report)
	2002	2001	2000	1999	1998

Total assets	$ 1,190,031,011	1,020,363,136	1,002,893,982	982,281,972	787,608,547
Mortgages payable	582,282,367	493,119,857	467,766,173	440,740,296	288,982,470
Total income	156,357,690	153,907,389	149,855,706	123,787,569	73,302,278
Income (loss) before discontinued operations and extraordinary items	39,492,276	41,526,430	(32,098,380)	30,171,901	24,085,871
Net income (loss) (a)	39,276,344	40,665,937	(32,003,807)	30,171,901	24,085,871
Net income (loss) per common share, basic and diluted (b)	.61	.64	(.54)	.55	.60
Operating cash flow distributed	59,895,584	58,417,018	52,964,010	48,379,621	35,443,213
Capital gain distribution	195,101	374,586	-	-	-
Total distributions declared	60,090,685	58,791,604	52,964,010	48,379,621	35,443,213
Distributions per common share (b)	.94	.93	.90	.89	.88
Funds From Operations (b)(c)	68,222,057	68,097,888	(7,060,265)	49,605,023	35,474,823
Adjusted Funds From Operations (b)(c)	68,222,057	68,097,888	61,715,184	49,605,023	35,474,823
Funds Available for Distribution (b)(c)	64,922,048	66,357,210	59,670,611	49,271,464	35,698,975
Cash flows provided by operating activities	69,500,336	71,385,929	57,616,152	53,723,803	40,216,023
Cash flows provided by (used in) investing activities	(192,971,359)	(19,825,023)	(53,408,340)	(272,535,913)	(341,668,453)
Cash flows provided by (used in) financing activities	114,928,027	(29,981,647)	(15,234,423)	115,179,751	373,363,545

Weighted average common shares outstanding, basic	63,978,625	63,108,080	59,138,837	54,603,088	40,359,796
Weighted average common shares outstanding, diluted	63,984,079	63,108,080	59,138,837	54,603,088	40,359,796

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report.

(a) Net income (loss) for the year ended December 31, 2000 was impacted by a one-time expense of $68,775,449 reflecting the consideration paid in the merger. See Item 1 "Business" for a discussion of the merger.

(b) The net income and distributions per share are based upon the weighted average number of common shares outstanding as of December 31, 2002. The $.94 per share distributions for the year ended December 31, 2002, represented 88% of our Funds From Operations and Adjusted Funds From Operations and 92% of Funds Available for Distribution for that period. See footnote (c) below for information regarding calculation of Funds From Operations and Funds Available for Distribution. Adjusted Funds From Operations is FFO adjusted for the one-time merger consideration costs during the year ended December 31, 2000. Management believes that this adjustment to FFO enhances the reader's comprehension of the impact of the merger on us. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as ordinary income. Distributions in excess of these earnings and profits are treated generally as a non-taxable reduction of the recipient's basis in the shares to the extent thereof (return of capital), and thereafter as taxable gain. Distributions in excess of earnings and profits will have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder's shares. For the year ended December 31, 2002, $18,315,640 (30.48% of the $60,090,685 distributions, or $.29 per share, declared and paid for 2002) represented a return of capital. The balance of the distributions constituted a distribution of earnings and profits, or $.65 per share, with the exception of $195,101, or less than $.01 per share, which is taxed as capital gains. In order to maintain our qualification as a REIT, we must distribute at least 90% of our "REIT taxable income," to our stockholders. For the year ended December 31, 2002, our "REIT taxable income" was $41,325,319. REIT taxable income does not include net capital gains. Under certain circumstances, we may be required to make distributions in excess of funds available for distribution in order to meet the REIT distribution requirements. Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, any decision by the board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the board of directors may deem relevant.

(c) One of our objectives is to provide cash distributions to our stockholders from funds generated by our operations. Funds generated from operations is not equivalent to our net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds From Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because management believes that FFO provides a better basis than net income for comparing our performance and operations to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. FFO should not be considered as an alternative to "Net Income" as an indicator of our operating performance or to as an alternative to "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. "Funds Available for Distributions" or "FAD" for short, means excluding from FFO normalized recurring real estate related expenditures and other non-cash items. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income. This allows us to compare our relative property performance to determine our return on capital. Management uses the calculation of FFO for several reasons. FFO is used in certain employment agreements to determine incentives received based on our performance. We also use FFO to compare our performance to that of other REITs in our peer group. Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy. We feel FAD is a useful tool to assist our stockholders in their review and determination of dividend coverage, i.e. that we pay our distribution from our cash generated from operations and not from other capital sources. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for our calculation of FFO, Adjusted FFO and FAD.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors, described in more detail below under "Investment Considerations," include, among other things, limitations on the area in which we may acquire properties; risks associated with borrowings secured by our properties; competition for tenants and customers; federal, state or local regulations; adverse changes in general economic or local conditions; competition for property acquisitions with third parties that have greater financial resources than we do; inability of lessees to meet financial obligations; uninsured losses; risks of failing to qualify as a real estate investment trust ("REIT").

This section provides a narrative discussion of our Consolidated Balance Sheets as of December 31, 2002 and compares it to the Consolidated Balance Sheets as of December 31, 2001 as well as our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000, respectively. First, we discuss the critical accounting policies that impact the treatment, for financial statement purposes, of certain items such as how we value our investment properties, recognize rental income and depreciate our assets. Next, we discuss the Consolidated Balance Sheets and Consolidated Statements of Cash Flows and how the changes in balance sheet and cash flow items from year to year impact our liquidity and capital resources. Third, we discuss results of operations, including changes in Funds From Operations from period to period and discuss the impact that inflation may have on our results. Finally, we describe the important factors that may impact your investment.

As we noted above, we have elected to be taxed, for federal income tax purposes, as a REIT. This election has important consequences for it requires us to satisfy certain tests regarding the nature of the revenues we can generate and the distributions that we pay to our stockholders. To ensure that we qualify to be taxed as a REIT, we determine, on a quarterly basis, that the gross income, asset and distribution tests imposed by the Internal Revenue Code are met. On an ongoing basis, as we perform due diligence on potential real estate purchases or temporary investment of uninvested capital, we determine that the income from the new assets qualify for REIT purposes.

We qualified as a REIT under the Code for federal income tax purposes commencing with the tax year ending December 31, 1995. Since we qualified for taxation as a REIT, we generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income.

On July 1, 2000, we became a self-administered real estate investment trust by completing our acquisition of Inland Real Estate Advisory Services, Inc., our advisor (the "Advisor") and Inland Commercial Property Management, Inc., our property manager (the "Manager"), through a merger in which two of our wholly owned subsidiaries were merged with and into the Advisor and the Manager, respectively, with the Advisor and the Manager the surviving entities. We issued an aggregate of 6,181,818 shares of our common stock valued at $11 per share in connection with the merger. This issuance was treated as an expense and materially impacted our results of operations for the year ended December 31, 2000.

Critical Accounting Policies

General

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release ("FRR") No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide stockholders with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation and Allocation of Investment Properties. In determining the value of an investment property and whether the property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age, physical condition and investor return requirements among others. Additionally, we obtain an appraisal prepared by a third party for every investment property purchased. All of the aforementioned factors are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management's judgement, the valuation could be negatively or positively affected.

We allocate the purchase price of the each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases and acquired in place lease origination cost (the market cost avoidance of executing each acquired lease)) and any assumed financing that is determined to be above or below market terms. The allocation of the purchase price is an area that requires complex judgments and significant estimates. We use the information contained in the third party appraisals as the primary basis for allocating the purchase price between land and site improvements. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. We also allocate a portion of the purchase price to the estimated lease origination cost based on estimated lease execution costs for similar leases and consider various factors including geographic location and size of leased space. We then evaluate each acquired lease based upon current market rates at the acquisition date and consider various factors including geographic location, size and location of leased space within the investment property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to the acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate. The determination of the discount rate used in the present value calculation is based upon a rate for each individual lease and primarily based upon the credit worthiness of each individual tenant.

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we conduct an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value. If this were to occur, we would be required to record an impairment loss equal to the excess of carrying value over fair value.

The valuation and allocation of the purchase price and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

In connection with the purchase of several investment properties, we, from time to time, receive payments under master lease agreements covering space vacant at the time of acquisition. The payments range from one to two years from the date of acquisition of the property or until the vacant space is leased and tenants begin paying rent. GAAP requires us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income. As of December 31, 2002, we had three investment properties, Forest Lake Marketplace, located in Forest Lake, Minnesota, Shops at Orchard Place, located in Skokie, Illinois and Townes Crossing, located in Oswego, Illinois, subject to master lease agreements.

Recognition of Rental Income. Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as "straight-lining" rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of "straight-lining," rental income exceeded the cash collected for such rent by $3,418,088, $2,136,811 and $3,557,848 for the years ended December 31, 2002, 2001 and 2000, respectively. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts and rents receivable in the accompanying Consolidated Balance Sheets. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is also included as a component of accounts and rents receivable in the accompanying Consolidated Balance Sheets. In accordance with Staff Accounting Bulletin 101, we defer recognition of contingent rental income, such as percentage/excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectable.

Recognition of Lease Termination Income. We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies. We review all expenditures and capitalize any item exceeding $5,000 deemed to be an upgrade or a tenant improvement. Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements, 15 years for site improvements and the remaining life of the related lease for tenant improvements. Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income. Acquired in place lease origination cost is amortized over the life of the lease as a component of amortization expense.

Consolidation/Equity Accounting Policies. We consolidate the operations of a joint venture when we are the managing member, since we are then able to control the joint venture. A third party's interest in a joint venture controlled by us is reflected as minority interest in our consolidated financial statements. In instances where we are not the managing member and do not control the joint venture, we use the equity method of accounting. Under the equity method, the operations of a joint venture are not consolidated with our operations but instead are reflected as income or loss from the operations of unconsolidated ventures on our Consolidated Statement of Operations. Additionally, our net investment in the joint venture is reflected as an asset on the Consolidated Balance Sheets.

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments. Our most liquid asset is our cash and cash equivalents which consists of cash and short-term investments. Cash and cash equivalents at December 31, 2002 and 2001 were $21,433,995 and $29,976,991, respectively. Income generated from our investment properties is the primary source from which we generate cash. Other sources of cash include amounts raised under the DRP, our draws on the line of credit with KeyBank N.A. and proceeds from financings secured by our investment properties. The decrease in our cash from 2001 to 2002 results from receiving approximately $69,500,000 from operations, approximately $114,900,000 in financing activities, while using approximately $192,900,000 in investing activities.

As of December 31, 2002, we owned interests in 134 investment properties. Of the 134 investment properties owned, twelve are currently unencumbered by any indebtedness. We generally limit our indebtedness to approximately fifty percent (50%) of the carrying value of its investment properties in the aggregate. The remaining twelve unencumbered investment properties have a carrying value of approximately $64,000,000 and would therefore yield approximately $32,000,000 in additional cash from financing. These 134 investment properties, in the aggregate, are currently generating sufficient cash flow to pay our operating expenses, pay current debt service requirements and pay distributions equal to $.94 per share on an annual basis. For the year ended December 31, 2002, Funds Available for Distribution were $64,922,048 and distributions declared were $60,090,685 or $.94 per diluted weighted average common shares outstanding, of which $18,315,640, or $.29 per diluted weighted average common shares outstanding represented a return of capital for federal income tax purposes. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for our calculation of Funds Available for Distribution. Included in the total distributions, was $195,101, generated from the sale of a portion of one of our investment properties and from the sale of investment securities. This portion of the distribution is taxed to the stockholders as capital gains for the year ended December 31, 2002.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased from $71,385,929 for the year ended December 31, 2001 to $69,500,336 for the year ended December 31, 2002 due to a number of factors. Net income decreased approximately $1,400,000 partially due to the fact that income for the year ended December 31, 2001 included one-time amounts received from Eagle Food Stores, Inc. in settlement of our claims for damages as a result of the two leases rejected by Eagle during its bankruptcy.

Within cash flows from operating activities, net income is adjusted by certain non-cash items to reconcile to actual operating cash flows. Cash provided by operating activities was negatively impacted compared to the prior years by a number of factors. For the year ended December 31, 2002, we sold more investment properties and recognized approximately $1,100,000 more in gains than in the prior year. These gains are deducted from net income to arrive at cash from operating activities. Similarly, the straight-lining of rental income, as required by GAAP, impacted us more in 2002 than in 2001 by approximately $1,200,000. During the year ended December 31, 2002, our operating cash flows were reduced by approximately $248,000 due to the amortization of below market acquired leases. An acquired below market lease is defined as a lease acquired at purchase that is deemed to be below market rent at the date of acquisition. The amortization of acquired below market leases is recorded as an increase to rental income. We had no such amortization during the year ended December 31, 2001. The amortization of acquired below market leases is subtracted from net income to arrive at cash flows from operating activities. During the year ended December 31, 2002, we recorded depreciation expense on our investment properties of $28,821,859, as compared to depreciation of $26,629,599 for the year ended December 31, 2001. Depreciation is a non-cash expense that is added back to net income to arrive at cash from operating activities. During the year ended December 31, 2002, we purchased sixteen additional investment properties. The primary reason for the increase in depreciation expense is the additional depreciation recorded on newly acquired investment properties as well as depreciation on approximately $7,000,000 in tenant improvements and additions completed during the year ended December 31, 2002. During the year ended December 31, 2002, we recorded amortization expense of $606,212, as compared to $357,818 during the year ended December 31, 2001. Amortization is a non-cash expense that is added back to net income to arrive at cash from operating activities. Included in amortization expense is amortization on leasing commissions, loan fees and acquired in place lease origination cost on acquired leases. The primary increase in amortization is due to signing approximately 130 leases during 2002, resulting in an increase of approximately $207,000 in amortization. Amortization on loan fees increased approximately $42,000 during the year ended December 31, 2002, due to legal fees in conjunction with obtaining debt on seven previously unencumbered properties, refinancing debt on eleven of its existing loans and obtaining an unsecured $100,000,000 line of credit with KeyBank N.A. The increase in amortization expense is also due to recording approximately $79,000 as amortization of the acquired in place lease origination cost of its acquired leases, as required by FASB 141. Included in the increases in amortization is approximately $80,000 of expense, which was reclassified from amortization to discontinued operations and extraordinary losses on the Consolidated Statement of Operations. During the year ended December 31, 2002, we recorded approximately $182,000 for amortization of acquired above market leases. An acquired above market lease is defined as a lease acquired at purchase that is deemed to be above market rent at the date of acquisition. The amortization of acquired above market leases is recorded as a decrease to rental income. We had no such amortization during the year ended December 31, 2001. Additionally, during the year ended December 31, 2002, we recorded an extraordinary loss on the early extinguishment of debt of $1,812,945, as compared to $1,446,070 for the year ended December 31, 2001. This amount is also added back to net income to arrive at cash from operating activities.

Net income is also adjusted for changes in assets and liabilities. These changes increased cash flows from operating activities for the year ended December 31, 2002 by approximately $2,400,000, as compared to approximately $4,900,000 for the year ended December 31, 2001. Generally, an increase in assets or a decrease in liabilities represents a reduction in operating cash flows. Conversely, a decrease in assets or an increase in liabilities generally represents an increase in operating cash flows. The changes reflect the activity for the year ended December 31, 2002. For the year ended December 31, 2002, the decrease in security and other deposits of approximately $950,000 consisted primarily of a decrease of approximately $1,050,000 due to the use of amounts received as a result of a claim for damages relating to certain of our investment properties. This decrease was partially offset by an increase of approximately $260,000 in security deposits resulting from the additional acquisitions as well as additional leases, offset by any amounts returned to tenants pursuant to their respective leases. For the year ended December 31, 2002, the increase in accrued real estate taxes of approximately $2,900,000 is due primarily to the purchase of sixteen investment properties during the year. Accounts payable and accrued expenses increased approximately $300,000 due primarily to the property payables on investment properties acquired during 2002 as well as an increase in costs associated with snow removal that remained unpaid as of December 31, 2002. Our policy is to generally pay invoices within 30-days of receipt, therefore, the aging our accounts payable has not changed significantly.

Net cash provided by operating activities increased from $57,616,152 for the year ended December 31, 2000 to $71,385,929 for the year ended December 31, 2001, due to a number of factors. The single largest factor was the impact of the non-cash merger expenses of approximately $68,000,000, which reduced net income for the year ended December 31, 2000. These non-cash expenses did not impact the results for the year ended December 31, 2001, which were positively impacted compared to the year ended December 31, 2000 by the receipt of approximately $4,100,000 in settlement of the litigation with Eagle Food Stores, Inc. Additionally, we recorded depreciation expense on our investment properties of $26,629,599 for the year ended December 31, 2001 compared to $25,788,955 for the year ended December 31, 2000. Depreciation is a non-cash expense that is added back to net income to arrive at cash from operating activities. The increase in depreciation expense is due to depreciation on approximately $11,000,000 in tenant improvements and additions completed during the year ended December 31, 2001 as well as a full year of depreciation expense recorded on the five investment properties purchased during the year ended December 31, 2000. During the year ended December 31, 2001, we recorded an extraordinary loss on the early extinguishment of debt of $1,446,070. This amount is also added back to net income to arrive at cash from operating activities. We had no such expense during the year ended December 31, 2000. In contrast, the straight-lining of rental income impacted us less during 2001 than in 2000 by approximately $1,400,000.

Changes in assets and liabilities increased cash flows from operating activities for the year ended December 31, 2001 by approximately $2,200,000, as compared to decreasing cash flows from operating activities for the year ended December 31, 2000 by approximately $4,600,000. The changes reflect the activity for the year ended December 31, 2001. For the year ended December 31, 2001, the increase in security and other deposit of approximately $1,300,000 consisted primarily of an increase of approximately $100,000 in security deposits resulting from new leases, offset by any amounts returned to tenants pursuant to their respective leases and an increase of approximately $1,100,000 due to amounts received as a result of a claim for damages relating to certain of our investment properties. For the year ended December 31, 2001, the increase in accrued real estate taxes of approximately $1,600,000 is due primarily to an increase of real estate taxes due on our existing investment properties. The increase of approximately $1,900,000 in prepaid rents and unearned income is primarily due to an increase of approximately $1,800,000 in rent amounts prepaid by the tenants for the year ended December 31, 2001. Accounts payable and accrued expenses decreased approximately $2,000,000 due primarily to a decrease in costs associated with snow removal that remained unpaid as of December 31, 2001. Our policy is to generally pay invoices within 30-days of receipt, therefore, the aging of our accounts payable has not changed significantly.

Cash Flows from Investing Activities

We used $192,971,359 in cash for investing activities for the year ended December 31, 2002, as compared to $19,825,023 for the year ended December 31, 2001. The primary reason for the increased use of cash for investing activities was the purchase of sixteen investment properties during the year ended December 31, 2002, for an aggregate use of approximately $206,000,000, as compared to the purchase of one investment property during the year ended December 31, 2001, for an aggregate use of approximately $3,300,000. Additionally, we used $1,500,000 to purchase the partial interest of a minority interest partner in the Inland Ryan, LLC. The decrease in construction in progress of approximately $1,300,000 is due to the completion of our construction in progress during the year ended December 31, 2001. During the year ended December 31, 2002 we did not engage in construction in progress activity. The increase in cash used was partially offset by an increase in cash received from the sale of investment properties. During the year ended December 31, 2002, we received $8,175,202 for the sale of two investment properties, as compared to receiving $2,364,378 during the year ended December 31, 2001 for the sale of one investment property. Additionally, the increase in cash used was partially offset by the reduction in mortgages receivable of approximately $14,500,000 due primarily to purchasing the Thatcher Woods Shopping Center and the mortgage receivable being paid off. We also had a reduction in cash resources used for the purchase of investment securities.

We used $53,408,340 in cash for investing activities for the year ended December 31, 2000. The primary reason for the decrease in cash used during the year ended December 31, 2001 compared to the year ended December 31, 2000 was due to a reduction in property acquisition activity. During the year ended December 31, 2001, we used $3,303,657 to purchase one investment property as compared to using $38,626,870 to purchase five investment properties during the year ended December 31, 2000. We also received sales proceeds of $2,364,378 from the sale of one of our investment properties during the year ended December 31, 2001. Partially offsetting the decrease in cash used was an increase of approximately $1,000,000 in mortgages receivable due to additional funds advanced under our two existing lending relationships and an increase in cash used of approximately $5,400,000 for additions to investment properties for capital improvements.

Cash Flows from Financing Activities

We received net cash of $114,928,027 for financing activities for the year ended December 31, 2002, as compared to using $29,981,647 for financing activities for the year ended December 31, 2001. The primary reason for the increase in cash is draws of $80,000,000 on an unsecured line of credit with KeyBank N.A. As of December 31, 2002, we had $20,000,000 of remaining availability under this $100,000,000 line of credit. This line of credit has a three year term, maturing on June 30, 2004. Interest is charged and paid monthly on the amounts outstanding at a variable rate equal to LIBOR plus 375 basis points. We are also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum, on the average daily funds remaining under this line. The increase is also due to an increase in loan proceeds received of approximately $22,400,000. Additionally, we used approximately $41,300,000 less cash to payoff debt and also used approximately $3,000,000 less cash for the repurchase of shares through the Share Repurchase Program during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

We used $29,981,647 in cash for financing activities for the year ended December 31, 2001, as compared to $15,234,423 for the year ended December 31, 2000. The primary reason for the increase in cash used was due to paying off debt of approximately $87,700,000 during the year ended December 31, 2001 as compared to paying off debt of approximately $4,200,000 during the year ended December 31, 2000. The increase in cash used is also due to an increase of approximately $8,500,000 in distributions paid, an increase of approximately $1,100,000 in prepayment penalties paid on the refinancing of certain of our mortgages payable and an increase of approximately $2,900,000 in the repurchase of shares through our Share Repurchase Program. This increase was partially offset by an increase of approximately $81,800,000 in loan proceeds received during the year ended December 31, 2001.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations, maintenance contracts and lease agreements as of the year ended December 31, 2002:
Contractual Obligations	Payments due by period

	Total	Less than 1 year	1-3 years (b)	3-5 years	More than 5 years

Long-Term Debt	$ 582,282,367	3,514,867	320,823,058 (c)	231,782,584 (c)	26,161,858
Line of Credit	80,000,000	-	80,000,000	-	-
Office Lease	228,408	-	228,408	-	-
Landscaping (a)	625,000	625,000	-	-	-
Scavenger (a)	448,000	448,000	-	-	-
Parking Lot Cleaning (a)	2,062,000	2,062,000	-	-	-
Tax Increment Financing	-	-	-	-	-

  These contracts are for less than one year. We are billed under these contracts each time work is performed. The amounts listed are approximate amounts to be paid during 2003 based on the amounts paid during 2002. Pursuant to the lease agreements, tenants of the properties are required to reimburse us for some or all of the particular tenant's pro rata share of the operating expenses of the property.

  Of the total amount of debt maturing during this period, approximately $118,100,000 matures during the year ended December 31, 2004.
  We currently have guaranteed the repayment of principal and interest of six loans outstanding with LaSalle Bank N.A. in the aggregate principal amount of $17,850,000. The guarantees will be cancelled upon the successful performance (i.e. payment of all rental obligations for a set period) of certain tenants at the investment properties pledged as collateral for such loans.

Results of Operations

This section describes our results of operations for the three fiscal years ended December 31, 2002. One important factor to consider in reviewing these results is the merger completed in July 2000 under which we acquired our property management company and advisor. As a result of this merger, we internalized property management and many other management and administrative functions. These expenses are generally categorized as general and administrative expenses. Prior to the merger, we paid advisory and property management fees which were categorized as payments to affiliates. Thus, the financial results for the years ended December 31, 2002 and 2001 are not comparable to the results for the year ended December 31, 2000.

At December 31, 2002, we owned 30 single-user retail properties, 82 Neighborhood Retail Centers and 22 Community Centers. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for comparable periods. A total of 117 of our investment properties, or "same store" properties, comprising approximately 9.3 million square feet satisfied this criterion during the years presented below. The remaining seventeen investment properties, those that have been acquired, sold or held for sale during 2002 and 2001 are presented as "other investment properties" in the table below. The "same store" investment properties represent approximately 84% of the square footage of our portfolio at December 31, 2002. The following table presents the pre-depreciation operating results of the investment properties for the years ended December 31, 2002 and 2001:

Net income for the year ended December 31, 2002 was $39,276,344, as compared to $40,665,937 and a net loss of $32,003,807 for the years ended December 31, 2001 and 2000, respectively. Net income per common share, basic and diluted, for the year ended December 31, 2002 was $.61, as compared to $.64 and a net loss per common share of $.54 for the years ended December 31, 2001 and 2000, respectively (based on basic weighted average common shares outstanding of 63,978,625, 63,108,080 and 59,138,837, respectively, and diluted weighted average common shares outstanding of 63,984,079, 63,108,080 and 59,138,837 respectively). The changes in net income are described in more detail below.

	Year ended December 31, 2002	Year ended December 31, 2001
Rental and additional rental income:
"Same store" investment properties (117 properties, approximately 9.3 million square feet)	$ 144,216,203	146,494,890
Other investment properties	8,390,509	294,143

Total rental and additional rental income	$ 152,606,712	146,789,033
	===============	===============
Property operating expenses:
"Same store" investment properties (excluding interest, depreciation amortization and bad debt expense)	$ 43,379,421	43,936,077
Other investment properties	1,871,085	(9,814)

Total property operating expenses	$ 45,250,506	43,926,263
	===============	===============
Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	$ 100,836,782	102,558,813
Other investment properties	6,519,424	303,957

Total net operating income	$ 107,356,206	102,862,770
	===============	===============

On a "same store" basis, (comparing the results of operations of the investment properties owned during the year ended December 31, 2002, with the results of the same investment properties during the year ended December 31, 2001), net operating income decreased by approximately $1,700,000 with total revenues decreasing by approximately $2,300,000 and total property operating expenses decreasing by approximately $600,000. Total rental and additional rental income for the year ended December 31, 2002 was $152,606,712, as compared to $146,789,033 for the year ended December 31, 2001. The primary reason for this increase was an increase of approximately $8,000,000 in rental and additional rental income received on the sixteen investment properties purchased during the year ended December 31, 2002. This increase is partially offset by a decrease of approximately $2,300,000 in rental and additional rental income received on the "same store" investment properties. The decrease in "same store" income is due to the increased vacancies in these "same store" properties partially offset by the signing of approximately 130 new leases during the year ended December 31, 2002. The increase in vacancies was primarily due to the bankruptcy of certain national tenants, most notably, K-Mart and Trak Auto, and their subsequent rejection of leases at several sites.

Trak Auto, a tenant at six of our investment properties, filed its bankruptcy in July 2001, rejecting all six leases and closing all of the stores. As of December 31, 2002, we had re-leased three of the vacant spaces, totaling approximately 39,000 square feet, as well as approximately 11,000 square feet of the 20,000 square feet vacant at a fourth location. K-Mart, a tenant at three of our investment properties, filed its bankruptcy in January 2002. As of December 31, 2002, two of the stores remained open and one had closed. The parent company of Zany Brainy, FAO, Inc., a tenant at four of our investment properties, filed its bankruptcy in January 2003. As of the date of this filing, leases at three of these locations have been rejected. The remaining vacant Trak Auto spaces, the three K-Mart locations and the four Zany Brainy locations account for approximately 3% of our total square footage and approximately 2% of our annual rental income for the year ended December 31, 2002.

We continue to receive rent from tenants who have vacated but are still obligated under their lease terms. We received approximately $3,000,000 from these tenants during the year ended December 31, 2002.

As of December 31, 2002, the tenant occupying the largest amount of square feet was Dominick's Finer Food, Inc. (a division of Safeway Inc.). Dominick's occupies 748,584 square feet pursuant to eleven separate leases, or approximately 6.71% of the total gross leasable area we own. Annualized base rental income of these eleven leases is projected to be $9,055,934 for the year ended December 31, 2003, or approximately 7.28% of the total annualized base rental income projected for the entire portfolio. Safeway Inc. is currently marketing Dominick's Finer Food, Inc. for sale. The second largest tenant based on leased square footage was Jewel Food Stores, Inc. (a division of Albertson's Inc.). Jewel occupies 504,971 square feet pursuant to eight separate leases, or approximately 4.53% of the total gross leasable area we own. Annualized base rental income of these eight leases is projected to be $4,733,748 for the year ended December 31, 2003, or approximately 3.81% of the total annualized base rental income projected for the entire portfolio.

Total property operating expenses for the year ended December 31, 2002 were $45,250,506, as compared to $43,926,263 for the year ended December 31, 2001. The primary reason for this increase was an increase of approximately $1,900,000 in property operating expenses incurred on the sixteen investment properties purchased during the year ended December 31, 2002. This increase is partially offset by a decrease of approximately $600,000 in property operating expenses incurred on the "same store" investment properties.

Lease termination income was higher for the year ended December 31, 2001, as compared to the year ended December 31, 2002, due primarily to receiving a one-time lease termination fee in February 2001 of approximately $2,148,000 through a bankruptcy settlement from Eagle Food Stores, Inc., as a result of the two rejected leases. During 2002, we received three lease termination fees totaling approximately $658,000 upon termination of leases at three of our investment properties.

We earn interest income on the investment of cash and cash equivalents in short-term investments pending investment in real estate. Interest income decreased approximately $1,469,000 from the year ended December 31, 2001 to the year ended December 31, 2002. The decrease is due to a reduction in the cash available for investment in these short term investments. Additionally, interest income decreased as a result of lower interest rates. Interest income will decline as uninvested cash is invested in new properties. Interest income increased to $2,795,627 for the year ended December 31, 2001, as compared to $2,209,214 for the year ended December 31, 2000 due primarily to the investment of loan proceeds received from mortgaging four previously unencumbered investment properties.

Dividend income decreased from $1,424,596 for the year ended December 31, 2001 to $1,258,965 for the year ended December 31, 2002 due to a decrease in the dividend income on our investment securities. Dividend income increased to $1,424,596 for the year ended December 31, 2001, as compared to $1,069,454 for the year ended December 31, 2002 due to an increase in the dividend income on our investment securities. Since we began to make investments in preferred and common shares of publicly traded REIT companies in July 1999, we have purchased a total of approximately $13,900,000, of which approximately $ 906,000 was sold as of December 31, 2002, $402,000 was sold as of December 31, 2001 and $1,228,000 was sold as of December 31, 2000, resulting in gains on sale of investment securities available-for-sale of $101,957, $51,122 and $46,650 for the years ended December 31, 2002, 2001 and 2000, respectively, which are included in other income.

Professional services to non-affiliates were $452,365, $633,590 and $359,710 for the years ended December 31, 2002, 2001 and 2000, respectively. The legal costs for the year ended December 31, 2001 were higher than the legal costs for the years ended December 31, 2002 and 2000 due primarily to an increase in litigation costs incurred in relation to the lawsuit previously filed on May 1, 2001 between us and our former general counsel and secretary. During the year ended December 31, 2001, we also incurred additional expense for legal services provided by attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc., until we replaced our general counsel.

General and administrative expenses to non-affiliates were $4,382,086 for the year ended December 31, 2002, as compared to $3,892,969 for the year ended December 31, 2001. This increase is due primarily to an increase in salary and health insurance expenses of approximately $300,000, as a result of increases in staff, as well as annual increases. Additionally, annual conference expenses increased approximately $60,000, office rents increased approximately $40,000 and postage and printing expenses increased approximately $70,000 for the year ended December 31, 2002, as compared to the year ended December 31, 2001. General and administrative expenses to non-affiliates were $3,892,969 for the year ended December 31, 2001, as compared to $2,362,522 for the year ended December 31, 2000. This increase is due primarily to the effects of recording a full year of additional general and administrative expenses related to being self-administered. Salary and miscellaneous payroll expenses increased approximately $1,070,000, data processing expenses increased approximately $170,000 and office rents increased approximately $66,000. These increases were partially offset by a decrease of approximately $40,000 in marketing costs.

Bad debt expense was $2,051,960 for the year ended December 31, 2002, as compared to $1,590,161 and $1,458,604 for the years ended December 31, 2001 and 2000, respectively. These increases were due to an increase in the amounts written off as uncollectable and the increase in the provision for doubtful accounts. Amounts written off as uncollectable have increased primarily due to the write off of balances due from tenants who have filed bankruptcy and subsequently rejected their leases. The provision for doubtful accounts at December 31, 2002 was increased from December 31, 2001 and 2000, due to an increase in tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less that ninety days but that management believes are potentially uncollectable pursuant to its review of each specific outstanding balance.

Interest expense to non-affiliates was $34,428,147 for the year ended December 31, 2002, as compared to $34,513,197 for the year ended December 31, 2001. Interest expense to non-affiliates for the year ended December 31, 2002 includes approximately $1,100,000 of interest expense on the amounts outstanding relating to the line of credit with KeyBank N.A. The decrease in interest expense is primarily due to a decrease in interest rates charged on the variable rate debt. The average interest rate on the variable rate debt during the year ended December 31, 2001 ranged from 3.6% to 7.3%. For the year ended December 31, 2002 the average interest rate on the variable rate debt ranged from 3.08% to 3.5%. The decrease was partially offset by an increase in the mortgages payable from approximately $493,120,000 at December 31, 2001 to approximately $582,282,000 at December 31, 2002.

Interest expense to non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to an increase in mortgages payable to approximately $493,120,000 from approximately $467,766,000. This increase is partially offset by a decrease in the interest rates charged on the variable rate debt from approximately 8.20% for the year ended December 31, 2000, as compared to approximately 3.60% for the year ended December 31, 2001.

Acquisition cost expense to Affiliates and non-Affiliates decreased for the year ended December 31, 2002, as compared to the years ended December 31, 2001 and 2000, due to the decrease in investment properties we considered for acquisition.

The net loss recorded for the year ended December 31, 2000 was primarily due to $68,775,449 of merger consideration costs which were a one-time expense for costs relating to the merger. No such expenses were incurred for the years ended December 31, 2002 and 2001.

Joint Ventures

Our accompanying consolidated financial statements include, in addition to the accounts of our wholly-owned subsidiaries, the accounts of Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (Inland Ryan and Inland Ryan Cliff Lake are collectively referred to as the "LLCs"). Due to our ability as managing member to directly control these LLCs, they are consolidated for financial reporting purposes. The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements. In March 2002, we purchased the partial interest of a minority interest partner for $1,500,000, pursuant to the LLC agreement. As of December 31, 2002, we have entered into four amendments to the LLC agreement with the non-managing members to reflect various transactions with individual members of Inland Ryan, LLC. In aggregate, these amendments had no effect on our interest or on the non-managing members' interest in Inland Ryan, LLC which remains at approximately 78% and 22%.

On February 1, 2001, a wholly-owned subsidiary of ours entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc., an unaffiliated third party, for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property currently has one anchor tenant, a 139,451 square foot Burlington Coat Factory store on the south end of the property. On the north end of the property, there is a vacant 148,420 square foot store, previously occupied by Montgomery Wards, which is currently being marketed to new users. In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property. The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of up to 104,700 square feet of new open-air retail space between the existing anchors. The first phase of new construction commenced in January 2003 for an 18,000 square foot retail building fronting U.S. Route 30. This building will be anchored by a 4,800 square foot Panera Bread store pursuant to an executed ten-year lease. It is anticipated that completion of construction and lease up of this building will occur by the fourth quarter of 2003. Each partner's initial equity contribution was $500,000. We are a non-managing member of the LLC and do not exercise control therefore, we use the equity method of accounting. Under the equity method, the operations of a joint venture are not consolidated with our operations but instead are reflected as income or loss from the operations of unconsolidated ventures on our Consolidated Statements of Operations. Additionally, our net investment in the joint venture is reflected as an asset on the Consolidated Balance Sheets. A wholly-owned subsidiary of ours has the right of first refusal to acquire the property after it is redeveloped. As of December 31, 2002, our net investment was $74,723. In addition, we have committed to lend the LLC up to $17,800,000. The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances. The loan matures in five years. As of December 31, 2002, the principal balance of this mortgage receivable was $6,641,290.

Funds From Operations

One of our objectives is to provide cash distributions to our stockholders from funds generated by our operations. Funds generated from operations is not equivalent to our net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds From Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because management believes that FFO provides a better basis than net income for comparing our performance and operations to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items, which are capitalized, do not impact FFO, whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. FFO should not be considered as an alternative to "Net Income," as an indicator of our operating performance or to as an alternative to "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. "Funds Available for Distribution" or "FAD" for short, means excluding from FFO normalized recurring real estate related expenditures and other non-cash items. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income. This allows us to compare our relative property performance to determine our return on capital. Management uses the calculation of FFO for several reasons. FFO is used in certain employment agreements to determine incentives received based on our performance. We also use FFO to compare our performance to that of other REITs in our peer group. Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy. We feel FAD is a useful tool to assist our stockholders in their review and determination of dividend coverage, i.e. that we pay our distribution from our cash generated from operations and not from other capital sources. FFO and FAD are calculated as follows:

	Year ended December 31,
	2002	2001	2000

Net income (loss)	$ 39,276,344	40,665,937	(32,003,807)
Gain on sale of investment properties	(1,545,832)	(467,337)	-
Extraordinary loss on early extinguishment of debt	1,812,945	1,446,070	-
Equity in depreciation of unconsolidated ventures	89,981	154,152	-
Amortization on in place lease origination cost	79,924	-	-
Amortization on leasing commissions	471,449	253,281	136,282
Depreciation, net of minority interest	28,037,246	26,045,785	24,807,260

Funds From Operations	68,222,057	68,097,888	(7,060,265)
Merger consideration costs	-	-	68,775,449
Adjusted Funds From Operations (1)	68,222,057	68,097,888	61,715,184

Principal amortization of debt, net of minority interest	(49,134)	(29,289)	(71,402)
Deferred rent receivable, net of minority interest (2)	(3,285,383)	(2,057,315)	(3,351,414)
Amortization of acquired above and below market leases	(65,867)	-	-
Rental income received under master lease agreements, net of minority interest (3)	100,375	345,926	1,378,243

Funds Available for Distribution	$ 64,922,048	66,357,210	59,670,611
	=============	=============	=============
Funds From Operations per common share, basic and diluted (1)	$ 1.07	1.08	(.12)
	=============	=============	=============
Adjusted Funds From Operations per common share, basic and diluted	$ 1.07	1.08	1.04
	=============	=============	=============
Weighted average common shares outstanding, basic	63,978,625	63,108,080	59,138,837
	=============	=============	=============
Weighted average common shares outstanding, diluted	63,984,079	63,108,080	59,138,837
	=============	=============	=============

(1) Adjusted Funds From Operations is FFO adjusted for merger consideration costs. Management believes that this adjustment to FFO will enhance the reader's comprehension of the impact of the merger to us. Net income (loss) for the year ended December 31, 2000 includes $68,775,449 of merger consideration costs, which were a one-time expense for costs relating to the merger. The merger consideration costs consist of $775,451 in cash expenditures related to legal and accounting services in connection with the merger and $67,999,998 in a non-cash issuance of 6,181,818 shares of our common stock with a value of $11.00 per share.

(2) Certain of our leases with tenants contain provisions providing for "stepped" rent increases. GAAP requires us to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. Deferred rent receivable represents the difference between the effective monthly rent and the amount actually due under the lease.

(3) We, from time to time, receive payments under master lease agreements covering spaces vacant at the time of acquisition. The payments range from one to two years from the date of acquisition of the property or until the vacant space is leased and tenants begin paying rent. GAAP requires us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income. As of December 31, 2002, we had three investment properties, Townes Crossing, located in Oswego, Illinois, Forest Lake, located in Forest Lake, Minnesota and Shops at Orchard Place, located in Skokie, Illinois, subject to master lease agreements.

Impact of Accounting Principles

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

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Adoption of this standard will not have a material impact on our results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests obtained in variable interest entities after January 31, 2003. The interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this interpretation is not expected to have a material effect on our financial statements. The interpretation requires certain disclosures in financial statements issued after January 21, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the interpretation becomes effective.

As described in Note 2 to the financial statements, we have historically accounted for our investments in joint ventures, where we are not the managing member and do not have control, using the equity method of accounting. Management is in the process of analyzing FIN 46 to determine the impact, if any, on our financial statements. However, it is reasonably possible that we will be required to consolidate or disclose additional information about our investments in joint ventures when the statement becomes effective. Reference is made to Note 2 for a description of our joint ventures. Our maximum exposure to loss as a result of our involvement with the joint venture is approximately $6,675,000, which consists of the investment in the LLC of approximately $75,000 and the mortgage receivable from the LLC of approximately $6,600,000, potentially reduced by $2,500,000 which is guaranteed by Tri-Land Properties, Inc.

Inflation

Inflation is likely to eventually increase rental income as existing leases expire and new leases are negotiated. Our rental income and operating expenses for our triple-net leases are not likely to be directly affected by future inflation, since rents are, or will be, fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties.

Subsequent Events

On January 17, 2003, we paid a distribution of $5,146,218 to stockholders of record as of December 1, 2002.

On January 21, 2003, we purchased a Cub Foods store located in Hutchinson, Minnesota for $5,450,000. The purchase price was funded using cash and cash equivalents. The property contains 60,208 square feet of rentable space currently leased, but not occupied, by SuperValue, Inc. While the store is vacant, SuperValue Holdings continues to pay rent with both tenant and guarantor, SuperValue, Inc. responsible for all lease obligations through November 2019.

On March 14, 2003, we paid an additional approximately $1,300,000 to the seller of Four Flaggs, located in Niles, Illinois, pursuant to an earn-out agreement executed at closing.

Investment Considerations

Competition for Tenants. We compete with the owners of a number of properties that are similar in size to our properties. Some of these properties are newer or better located than our investment properties. Further, our competitors may have greater resources, which could allow them to reduce rents to a level that is not profitable for us. We may be required to spend money upgrading or renovating investment properties to make them attractive to both existing and potential tenants thus increasing expenses and reducing cash resources. In additions, our properties compete against other forms of retailing such as catalog companies and e-commerce websites that offer similar retail products.

Our investment properties are located within a 400-mile radius of Oak Brook, Illinois, a suburb of Chicago. Hence, our results are affected by economic conditions in this region. This region has experienced economic downturns in the past and will likely experience downturns in the future. Layoffs or downsizing, industry slowdowns, changing demographics, increases in the supply of property or reduced demand may decrease our revenues or increase operating expenses or both.

Leases on Approximately 4% of Our Rentable Square Feet Expire During 2003 and 10% of Rentable Square Footage was Physically Vacant as of December 31, 2002. As leases expire, we may not be able to renew or re-lease space at rates comparable to or better than the rates contained in the expiring leases. Leases on approximately 459,000 square feet, or approximately 4% of total rentable square feet of 11,089,101, will expire prior to December 31, 2003. If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, revenues may decline. Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases. As of December 31, 2002, approximately 1,109,000 square feet, or approximately 10% of total rentable square feet of 11,089,101, was physically vacant. We continue to receive rent at approximately 328,000 square feet of the vacant space or approximately 3% of total rentable square feet from tenants who are still obligated under their lease terms.

Safeway Inc., the parent company of Dominick's Finer Food, Inc., a tenant at eleven investment properties, has announced its intention to sell the Dominick's chain of stores. The timing and impact of any sale is uncertain, but the purchaser may seek changes to the leases for the existing stores or may close some or all of the stores at our locations. For the year ended December 31, 2002, the properties leased to Dominick's generated approximately $8,800,000 in base rental income or approximately 7.07% of the total annualized base rental income.

Tenants May Not Pay Their Rent, Declare Bankruptcy or Seek to Restructure their Leases. We derive substantially all of our revenue from leasing space at our investment properties. Thus, our results may be negatively affected by the failure of tenants to pay rent when due. As described herein, we have experienced losses associated with tenants that have sought to terminate or revise their leases through bankruptcy. We may experience substantial delays and expense enforcing rights against tenants who do not pay their rent or who seek the protection of the bankruptcy laws. Even if a tenant did not seek the protection of the bankruptcy laws, the tenant may from time to time experience a downturn in its business which may weaken its financial condition and its ability to make rental payments when due, leading these tenants to seek revisions to their leases.

We May Not Be Able to Quickly Vary our Portfolio. Investments in real estate are relatively illiquid. Except in certain circumstances, in order to continue qualifying as a REIT, we are subject to rules and regulations that limit the ability to sell investment properties within a short period of time.

We May Not Have Enough Insurance. We carry comprehensive liability, fire, flood, earthquake, extended coverage and rental loss policies that insure us against losses with policy specifications and insurance limits that we believe are reasonable. There are certain types of losses that we may decide not to insure against since the cost of insuring is not economical. We may suffer losses that exceed our insurance coverage. Further, inflation, changes in building codes and ordinances or other factors such as environmental laws may make it too expensive to repair or replace a property that has been damaged or destroyed, even if covered by insurance.

As a result of the terrorist attacks of September 11, 2001, insurance companies began limiting coverage for losses arising out of acts of terrorism in their renewed "all-risk" policies. There is no assurance that we will be able to continue purchasing terrorism loss coverage with acceptable terms and conditions, if at all.

Our Objectives May Conflict With Those of our Joint Venture Partners. We own certain of our investment properties, through joint ventures with third parties. Investments in joint ventures involve risks that are not otherwise present with properties which we own entirely. For example, a joint venture partner may file for bankruptcy protection or may have economic or business interests or goals which are inconsistent with our goals or interests. Further, although we may own a controlling interest in a joint venture and may have authority over major decisions such as the sale or refinancing of investment properties, we may have fiduciary duties to the joint venture partners or the joint venture itself that may cause, or require, us to take or refrain from taking actions that we would otherwise take if we owned the investment properties outright.

We are Required to Comply with Various Laws and Regulations. As an owner of property, we are required to comply with a variety of federal, state and local laws. Complying with these laws and regulations may increase operating expenses and reduce profits. For example, we must comply with laws and regulations that impose liability on a property owner for the costs of removing or remediating certain hazardous materials released on a property. We are subject to these laws even if we are not aware of, or responsible for, releasing these materials. These laws or regulations may also restrict the way that we can use a property or the type of business which may be operated on the property. Further, if we fail to comply with these laws or regulations by, for example, failing to properly remediate a release of hazardous material, we may not be able to sell the affected property or borrow money using the property as collateral for a loan. We may also be required to pay money to individuals who are injured due to the presence of hazardous materials on our property. Although we are not aware of any hazardous materials at our investment properties, these materials may exist and the cost of removing or remediating them may be material and could adversely impact the value of the property affected. We may also be required to pay the cost of removing or remediating hazardous materials from disposal or treatment facility to which we may have shipped hazardous or toxic substances even if we never owned or operated the disposal or treatment facility.

We must also comply with the Americans with Disabilities Act. This act establishes certain standards related to access to and use of properties by disabled persons. We may be required, for example, to remove any barriers to access. If we fail to comply, the U.S. government may fine us or require us to pay damages to a disabled person. Complying with these requirements may increase expenses and changes in these requirements may result in unexpected expenses.

We Often Need to Borrow Money to Finance our Business. Our ability to internally fund capital needs is limited since we must distribute at least 90% of our net taxable income (excluding net capital gains) to stockholders to qualify as a REIT. Consequently, we may have to borrow money to fund operating or capital needs or to satisfy the distribution requirements, imposed by the Internal Revenue Code, to maintain status as a REIT. Borrowing money to fund operating or capital needs exposes us to various risks. For example, the investment properties may not generate enough cash to pay the principal and interest obligations on loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan. As of December 31, 2002, we owed a total of approximately $582,300,000, secured by mortgages on 122 of our investment properties. If we fail to make timely payments on loans, including those cases where a lender has accelerated the maturity date due to a violation of a loan covenant, the lenders could foreclose on the investment properties securing the loan and we could lose our entire investment on any foreclosed properties. Once a loan becomes due, we must either pay the remaining balance or borrow additional money to pay off the maturing loan. We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan. Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms. A total of approximately $3,515,000 and $118,081,000 of our indebtedness matures on or before December 31, 2003 and 2004, respectively. As of December 31, 2002, we owed approximately $104,837,000 on indebtedness that bore interest at variable rates. We may borrow additional amounts that bear interest at variable rates. If interest rates increase, the amount of interest that we would be required to pay on these borrowings will also increase.

We May Fail To Qualify as a REIT. We fail to qualify as a REIT, we would not be allowed to deduct amounts distributed to our stockholders in computing taxable income and would incur substantially greater expenses for taxes and have less money available to distribute. We would also be subject to federal, state and local income taxes at regular corporate rates as well as potentially the alternative minimum tax. Unless we satisfied some exception, we could not elect to be taxed as a REIT for the four taxable years following the year during in which we were disqualified.

We may fail to qualify as a REIT if, among other things:

    less than 75% of the value of our total assets consists of cash and cash items (including receivables), real estate assets (including mortgages and interests in mortgages) and government securities at the close of each fiscal quarter;
    any one security owned represents more than 5% of the value of our total assets; however, up to 20% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries;
    we own more than 10% of the outstanding voting securities of any one issuer or more than 10% of the value of the outstanding securities of a single issuer other than securities in a taxable REIT subsidiary;
    less than 75% of our gross income (excluding income from prohibited transactions) is derived from real estate sources. Such sources include mortgage interest, rents from real property, amounts received as consideration to enter into real estate leases or to make a loan secured by a mortgage and gains from the sale of real estate assets; or
    we fail to distribute at least 90% of "REIT taxable income" to stockholders excluding capital gains.

Property Taxes May Increase. We are required to pay taxes based on the assessed value of our investment properties determined by various taxing authorities such as state or local governments. These taxing authorities may increase the tax rate imposed on a property or may reassess property value, either of which would increase operating expenses.

Third Parties May Be Discouraged from Making Acquisition or Other Proposals That May Be In Stockholders' Best Interests. Under our governing documents, no single person or group of persons (an entity is considered a person) may own more than 9.8% of our outstanding shares of common stock (unless permitted by the board). These provisions may prevent or discourage a third party from making a tender offer or other business combination proposal such as a merger, even if such a proposal would be in the best interest of the stockholders.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2002, 2001 and 2000 we had no derivative instruments. We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument. We will designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure. Gains and losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument. If a derivative terminates or is sold, the gain or loss is deferred and amortized over the remaining life of the derivative. We will only enter into derivative transactions that satisfy the aforementioned criteria.

We are exposed to interest rate changes primarily as a result of the fact that some of our long-term debt consists of variable interest rate loans. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring its variable rate debt and converting such debt to fixed rates when it deems such conversion advantageous.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with such conversion. Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2007 and thereafter and weighted average interest rates for the average debt outstanding in each specified period.
	2003	2004	2005	2006	2007	Thereafter

Fixed rate debt	$3,514,867	104,168,113	86,587,900	56,627,470	35,699,649	190,847,293
Weighted average interest rate	6.61%	6.48%	6.29%	6.31%	6.29%	6.5%

Variable rate debt	-	13,912,700	14,116,700	45,410,175	-	31,397,500
Weighted average interest rate	3.08%	3.14%	3.22%	3.27%	3.27%	3.27%

The table above reflects indebtedness outstanding as of December 31, 2002, and does not reflect indebtedness incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of our mortgages is estimated to be $104,837,000 for mortgages which bear interest at variable rates and $484,196,000 for mortgages which bear interest at fixed rates. We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

Approximately $104,837,000, or 18% of our mortgages payable at December 31, 2002, have variable interest rates averaging 3.08%. An increase in variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.

Item 8. Consolidated Financial Statements and Supplementary Data

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Inland Real Estate Corporation:

We have audited the consolidated financial statements of Inland Real Estate Corporation (the "Company") as listed in the accompanying index. In connection with the audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for intangible assets in 2002.

KPMG LLP

Chicago, Illinois

March 14, 2003

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Balance Sheets

December 31, 2002 and 2001

Assets
	2002	2001

Investment properties:
Land	$ 335,485,705	283,915,378
Building and improvements	875,898,829	721,578,066

	1,211,384,534	1,005,493,444
Less:
Accumulated depreciation	117,939,233	90,090,870

Net investment properties	1,093,445,301	915,402,574

Cash and cash equivalents	21,433,995	29,976,991
Investment in securities (net of an unrealized gain of $1,151,182 and $1,251,426 at December 31, 2002 and 2001, respectively)	12,578,575	13,584,987
Investment in LLC	74,723	270,223
Investment in marketable securities	63,073	63,073
Restricted cash	10,398,430	6,606,300
Accounts and rents receivable (net of provision for doubtful accounts of $2,678,945 and $1,968,492 at December 31, 2002 and 2001, respectively)	30,795,862	28,314,800
Mortgages receivable	6,641,290	21,152,753
Deposits and other assets	656,756	396,506
Acquired above market leases (net of accumulated amortization of $181,744)	5,726,993	-
Acquired in place lease origination cost (net of accumulated amortization of $79,294)	1,958,320	-
Leasing fees (net of accumulated amortization of $755,241 and $419,416 at December 31, 2002 and 2001, respectively)	1,519,353	1,083,869
Loan fees (net of accumulated amortization of $3,360,671 and $2,924,063 at December 31, 2002 and 2001, respectively)	4,738,340	3,511,060

Total assets	$ 1,190,031,011	1,020,363,136
	=============	=============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Balance Sheets

(continued)

December 31, 2002 and 2001

Liabilities and Stockholders' Equity
	2002	2001
Liabilities:
Accounts payable and accrued expenses	$ 1,801,279	1,182,570
Acquired below market leases (net of accumulated amortization of $247,611 at December 31, 2002)	6,771,727	-
Accrued interest	1,856,638	1,971,689
Accrued real estate taxes	24,405,734	21,526,708
Distributions payable	5,310,303	5,174,998
Security and other deposits	2,991,480	3,940,037
Mortgages payable	582,282,367	493,119,857
Line of credit	80,000,000	-
Prepaid rents and unearned income	2,356,484	2,305,092
Other liabilities	3,048,898	566,020

Total liabilities	710,824,910	529,786,971

Minority interest	22,456,919	24,982,490

Stockholders' Equity:
Preferred stock, $.01 par value, 6,000,000 Shares authorized; none issued and outstanding at December 31, 2002 and 2001	-	-
Common stock, $.01 par value, 100,000,000 Shares authorized; 64,460,139 and 63,392,122 Shares issued and outstanding at December 31, 2002 and 2001, respectively	644,601	633,921
Additional paid-in-capital (net of offering costs of $58,816,092)	614,459,497	602,340,085
Deferred stock compensation	(60,000)	-
Accumulated distributions in excess of net income	(159,446,098)	(138,631,757)
Accumulated other comprehensive income	1,151,182	1,251,426

Total stockholders' equity	456,749,182	465,593,675

Commitments and contingencies

Total liabilities and stockholders' equity	$ 1,190,031,011	1,020,363,136
	=============	=============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Operations

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Income:
Rental income	$ 111,640,022	106,633,209	104,432,972
Additional rental income	40,966,690	40,155,824	41,152,600
Lease termination income	657,648	2,481,404	500,000
Interest income	1,326,998	2,795,627	2,209,214
Dividend income	1,258,965	1,424,596	1,069,454
Other income	507,367	416,729	491,466

	156,357,690	153,907,389	149,855,706
Expenses:
Professional services to Affiliates	-	-	130,974
Professional services to non-affiliates	452,365	633,590	359,710
General and administrative expenses to Affiliates	-	-	230,894
General and administrative expenses to non- affiliates	4,382,086	3,892,969	2,362,522
Bad debt expense	2,051,960	1,590,161	1,458,604
Advisor asset management fee	-	-	2,413,500
Property operating expenses to Affiliates	-	-	3,044,834
Property operating expenses to non-affiliates	45,250,506	43,926,263	42,774,858
Interest expense to Affiliates	-	-	26,642
Interest expense to non-affiliates	34,428,147	34,513,197	33,366,758
Depreciation	28,821,859	26,629,599	25,788,955
Amortization	606,212	357,818	225,490
Acquisition cost expenses to Affiliates	-	-	137,729
Acquisition cost expenses to non-affiliates	38,355	44,458	(9,578)
Merger consideration costs	-	-	68,775,449

	116,031,490	111,588,055	181,087,341

Income (loss) from operations	40,326,200	42,319,334	(31,231,635)
Minority interest	(931,863)	(795,782)	(866,745)
Income from operations of unconsolidated ventures	97,939	2,878	-

Income (loss) before discontinued operations and extraordinary items	39,492,276	41,526,430	(32,098,380)
Income from discontinued operations (including gain on sale of investment properties of $1,545,832 and $467,337 for the years ended December 31, 2002 and 2001, respectively	1,597,013	585,577	94,573

Income (loss) before extraordinary items	41,089,289	42,112,007	(32,003,807)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Operations

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Income (loss) before extraordinary items	$ 41,089,289	42,112,007	(32,003,807)

Extraordinary loss on early extinguishment of debt	(1,812,945)	(1,446,070)	-

Net income (loss)	39,276,344	40,665,937	(32,003,807)

Other comprehensive income:
Unrealized gain (loss) on investment securities, net of amounts realized of $101,957, $51,122 and $46,651, respectively	(100,244)	1,897,994	1,442,065

Comprehensive income (loss)	$ 39,176,100	42,563,931	(30,561,742)
	=============	=============	=============

Income (loss) before discounted operations and extraordinary items per common share, basic and diluted	$ .62	.66	.54
	=============	=============	=============
Income from discontinued operations per common share, basic and diluted	$ .02	.01	-
	=============	=============	=============
Extraordinary loss on early extinguishment of debt per common share, basic and diluted	$ (.03)	(.02)	-
	=============	=============	=============
Net income (loss) per common share, basic and diluted	$ .61	.64	(.54)
	=============	=============	=============

Weighted average common shares outstanding, basic	63,978,625	63,108,080	59,138,837
	=============	=============	=============
Weighted average common shares outstanding, diluted	63,984,079	63,108,080	59,138,837
	=============	=============	=============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2002, 2001 and 2000
	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total

Balance January 1, 2000	55,398,888	$ 553,988	512,567,043	-	(35,538,273)	(2,088,633)	475,494,125

Net loss		-	-	-	(32,003,807)	-	(32,003,807)
Other comprehensive income		-	-	-	-	1,442,065	1,442,065
Distributions declared ($.90 per weighted average common shares outstanding)		-	-	-	(52,964,010)	-	(52,964,010)
Proceeds from DRP	2,125,170	21,142	22,072,818	-	-	-	22,093,960
Shares issued as a result of the Merger	6,181,818	61,818	67,938,180	-	-	-	67,999,998
Repurchase of shares	(1,070,532)	(10,595)	(9,604,692)	-	-	-	(9,615,287)
Balance December 31, 2000	62,635,344	626,353	592,973,349	-	(120,506,090)	(646,568)	472,447,044

Net income		-	-	-	40,665,937	-	40,665,937
Other comprehensive income		-	-	-	-	1,897,994	1,897,994
Distributions declared ($.93 per weighted average common shares outstanding)		-	-	-	(58,791,604)	-	(58,791,604)
Proceeds from DRP	2,098,676	20,987	21,910,181	-	-	-	21,931,168
Repurchase of shares	(1,341,898)	(13,419)	(12,543,445)	-	-	-	(12,556,864)
Balance December 31, 2001	63,392,122	633,921	602,340,085	-	(138,631,757)	1,251,426	465,593,675

Net income		-	-	-	39,276,344	-	39,276,344
Other comprehensive income		-	-	-	-	(100,244)	(100,244)
Distributions declared ($.94 per weighted average common shares outstanding)		-	-	-	(60,090,685)	-	(60,090,685)
Proceeds from DRP	2,079,807	20,798	21,713,178	-	-	-	21,733,976
Issuance of restricted common stock	5,454	55	59,945	(60,000)			-
Repurchase of shares	(1,017,244)	(10,173)	(9,653,711)	-	-	-	(9,663,884)
Balance December 31, 2002	64,460,139	$ 644,601	614,459,497	(60,000)	(159,446,098)	1,151,182	456,749,182
	=========	=========	=========	=========	============	=========	=============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Cash Flows

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$ 39,276,344	40,665,937	(32,003,807)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Merger consideration costs		-	67,999,998
Depreciation	28,821,859	26,629,599	25,788,955
Amortization	606,212	357,818	225,490
Non-cash charges associated with discontinued operations	71,645	220,166	204,518
Amortization on acquired above market leases	181,744	-	-
Amortization on acquired below market leases	(247,611)
Gain on sale of investment properties	(1,545,832)	(467,337)	-
Minority interest	931,863	795,782	866,745
Loss from operations of unconsolidated ventures	195,500	229,777	-
Extraordinary loss on early extinguishment of debt	1,812,945	1,446,070	-
Rental income under master lease agreements	100,375	345,926	1,378,872
Straight line rental income	(3,418,088)	(2,136,811)	(3,557,848)
Provision for doubtful accounts	710,453	314,377	589,816
Interest on unamortized loan fees	1,224,423	743,200	686,057
Donation of land	-	2,575	-
Changes in assets and liabilities:
Restricted cash	(1,393,301)	(2,441,539)	(888,764)
Accounts and rents receivable	226,573	1,691,567	(5,421,215)
Other assets	(260,250)	309,041	(400,461)
Investment in marketable securities	-	196,927	-
Accounts payable and accrued expenses	337,735	(2,096,715)	2,631,122
Accrued interest payable	(115,051)	(206,014)	386,904
Accrued real estate taxes	2,879,026	1,575,554	1,122,070
Security and other deposits	(948,557)	1,326,043	637,912
Other liabilities	937	(2,336)	4,801
Due to Affiliates	-	-	(1,517,775)
Prepaid rents and unearned income	51,392	1,886,322	(1,117,238)
Net cash provided by operating activities	$ 69,500,336	71,385,929	57,616,152

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Cash Flows

(continued)

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from investing activities:
Restricted cash	$ (2,398,829)	3,520,505	8,544,400
Escrows held for others	2,481,941	(1,605,923)	(6,356,508)
Purchase of investment securities	-	(2,604,252)	(699,968)
Sale of investment securities	906,168	402,000	1,227,948
Additions to investment properties, net of amounts payable	(7,132,061)	(10,872,288)	(5,488,050)
Purchase of investment properties	(206,181,297)	(3,303,657)	(38,626,870)
Acquired above market leases	(5,908,737)	-	-
Acquired in place lease origination cost	(2,037,614)	-	-
Acquired below market leases	7,019,338	-	-
Proceeds from sale of investment properties	8,175,202	2,364,378	-
Investment in LLC	-	(500,000)	-
Purchase of minority interest units	(1,500,000)	-	(5,164,277)
Mortgages receivable	14,511,463	(7,838,777)	(6,818,435)
Construction in progress	-	1,300,592	398,764
Leasing fees	(906,933)	(687,601)	(425,344)
Net cash used in investing activities	(192,971,359)	(19,825,023)	(53,408,340)

Cash flows from financing activities:
Proceeds from the DRP	21,733,976	21,931,168	22,093,960
Repurchase of shares	(9,663,884)	(12,556,864)	(9,615,287)
Loan proceeds	135,864,111	113,476,175	31,687,320
Proceeds from unsecured line of credit	80,000,000	-	-
Loan fees	(2,730,176)	(739,351)	(371,343)
Distributions paid	(61,912,815)	(62,833,893)	(54,367,630)
Payoff of debt	(46,450,500)	(87,704,297)	(4,196,898)
Prepayment penalties on payoff of debt	(1,661,584)	(1,136,391)	-
Principal payments of debt	(251,101)	(418,194)	(464,545)
Net cash provided by (used in) financing activities	114,928,027	(29,981,647)	(15,234,423)

Net increase (decrease) in cash and cash equivalents	(8,542,996)	21,579,259	(11,026,611)

Cash and cash equivalents at beginning of year	29,976,991	8,397,732	19,424,343

Cash and cash equivalents at end of year	$ 21,433,995	29,976,991	8,397,732
	=============	=============	=============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Cash Flows

(continued)

For the years ended December 31, 2002, 2001 and 2000

Supplemental schedule of noncash investing and financing activities:

	2002	2001	2000

Purchase of investment properties	$ (238,158,908)	(3,303,657)	(45,169,948)
Assumption of mortgage debt	31,977,611	-	-
Minority interest	-	-	6,543,078

	$ (206,181,297)	(3,303,657)	(38,626,870)
	=============	=============	=============
Distributions payable	$ 5,310,303	5,174,998	5,063,089
	=============	=============	=============
Cash paid for interest	$ 33,167,414	33,976,011	32,609,145
	=============	=============	=============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

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

The Company, through a total of four public offerings of common stock, on a best efforts basis, sold a total of 51,642,397 shares of its common stock at prices ranging from $10 to $11 per share. In addition, as of December 31, 2002, the Company had issued 10,667,740 shares through the Company's Distribution Reinvestment Program ("DRP") at prices ranging from $9.05 to $10.45 per share and has repurchased a total of 4,037,806 shares through the Company's Share Repurchase Program ("SRP") at prices ranging from $9.05 to $9.50 per share, for an aggregate cost of $37,415,826. As a result, the Company has realized total offering proceeds of $673,860,190 as of December 31, 2002.

On July 1, 2000, the Company became a self-administered real estate investment trust by completing its acquisition of Inland Real Estate Advisory Services, Inc., the Company's advisor (the "Advisor") and Inland Commercial Property Management, Inc., the Company's property manager (the "Manager"), through a merger in which two wholly owned subsidiaries of the Company were merged with and into the Advisor and the Manager, respectively, with the Advisor and the Manager the surviving entities (the "Merger") and now subsidiaries of the Company. As a result of the Merger, the Company issued to Inland Real Estate Investment Corporation, the sole stockholder of the Advisor ("IREIC") and The Inland Property Management Group, Inc., the sole stockholder of the Manager ("TIPMG"), an aggregate of 6,181,818 shares of the Company's common stock valued at $11 per share, or approximately 10% of the Company's common stock taking into account such issuance. The issuance of these shares were treated as an expense and along with additional costs relating to the Merger are reflected as an operational expense on the Company's Consolidated Statements of Operations and are included in the Company's calculation of Funds From Operations and Adjusted Funds From Operations.

The Company qualified as a real estate investment trust ("REIT") under the Code for federal income tax purposes commencing with the tax year ending December 31, 1995. So long as the Company qualifies for treatment as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

Certain reclassifications were made to the 2001 and 2000 financial statements to conform with the 2002 presentation.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at December 31, 2002 and 2001 consists of preferred and common stock investments in various real estate investment trusts and are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when received. Sales of investment securities available-for-sale during the years ended December 31, 2002 and 2001 resulted in gains on sale of $101,957 and $51,122, respectively. These gains are included in other income in the accompanying Consolidated Statements of Operations.

In July 2001, the FASB issued Statement No. 141, Business Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires use of the purchase method of accounting for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires the amortization of intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values and review for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of "SFAS 144". On January 1, 2002, the Company adopted SFAS 141 and SFAS 142. Furthermore, any goodwill or intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 may not be amortized, but must be evaluated for permanent impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized until January 1, 2002. The adoption of these standards resulted in the recognition upon acquisition of additional intangible assets (acquired in place lease origination cost and above market leases) and liabilities (acquired below market leases) relating to the Company's 2002 real estate acquisitions of approximately $2,037,614, $5,908,737 and $7,019,338, respectively. These intangible assets and liabilities are amortized over the terms of the acquired leases (ranging from six months to fifty-seven years) as a component of rental income for acquired leases and amortization expense for in place origination costs.

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

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, affects income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 required that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS 145 became effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt will be classified under the criteria in APB Opinion No. 30.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Adoption of this standard will not have a material impact on our results of operations or financial condition.

The accompanying consolidated financial statements of the Company include, in addition to the accounts of the wholly-owned subsidiaries, the accounts of Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (Inland Ryan and Inland Ryan Cliff Lake are collectively referred to as the "LLCs"). These entities are consolidated for financial reporting purposes since the Company is the managing member of these LLCs. The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements.

The Company has elected to be taxed, for federal income tax purposes, as a REIT. This election has important consequences for it requires the Company to satisfy certain tests regarding the nature of the revenues it can generate and the distributions that it pays to stockholders. To ensure that the Company qualifies to be taxed as a REIT, the Company determines, on a quarterly basis, that the gross income, asset and distribution tests imposed by the Internal Revenue Code are met. On an ongoing basis, as due diligence is performed by the Company on potential real estate purchases or temporary investment of uninvested capital, the Company determines that the income from the new assets qualifies for REIT purposes.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements, 15 years for site improvements and the remaining life of the related lease for tenant improvements.

Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income. Acquired in place lease origination cost is amortized over the life of the lease as a component of amortization expense.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loan.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's mortgages is estimated to be $104,837,000 for mortgages which bear interest at variable rates and $484,196,000 for mortgages which bear interest at fixed rates. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

Offering costs are offset against the Stockholders' equity accounts. Offering costs consist principally of printing, selling and registration costs.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting a letters of credit. The letters of credit are not recorded in the accompanying consolidated financial statements. As of December 31, 2002 and 2001, the Company held letters of credit for tenant security deposits totaling approximately $405,531 and $318,000, respectively.

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.

The Company recognizes lease termination income upon receipt of the income. The Company accrues lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

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

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

As of December 31, 2002, 2001 and 2000 the Company had no derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument. The Company will designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose the Company to interest rate risk, and the derivative financial instrument will reduce that exposure. Gains and losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument. If a derivative terminates or is sold, the gain or loss is deferred and amortized over the remaining life of the derivative. The Company will only enter into derivative transactions that satisfy the aforementioned criteria.

(2) Joint Ventures

The accompanying consolidated financial statements of the Company include, in addition to the accounts of the wholly-owned subsidiaries, the accounts of Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (Inland Ryan and Inland Ryan Cliff Lake are collectively referred to as the "LLCs"). Due to the Company's ability as managing member to directly control these LLCs, they are consolidated with the Company for financial reporting purposes. The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements. In March 2002, the Company purchased the partial interest of a minority interest partner for $1,500,000, pursuant to the LLC agreement. As of December 31, 2002, the Company and the non-managing members have entered into four amendments to the LLC agreement to reflect various transactions with individual members of Inland Ryan, LLC. In aggregate, these amendments had no effect on the Company's and the non-managing members' interest in Inland Ryan, LLC which remains at approximately 78% and 22%.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc., an unaffiliated third party, for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property currently has one anchor tenant, a 139,451 square foot Burlington Coat Factory store on the south end of the property. On the north end of the property, there is a vacant 148,420 square foot store, previously occupied by Montgomery Wards, which is currently being marketed to new users. In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property. The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of up to 104,700 square feet of new open-air retail space between the existing anchors. The first phase of new construction commenced in January 2003 for an 18,000 square foot retail building fronting U.S. Route 30. This building will be anchored by a 4,800 square foot Panera Bread store pursuant to an executed ten year lease. It is anticipated that completion of construction and lease up of this building will occur by the fourth quarter of 2003. Each partner's initial equity contribution was $500,000. The Company is a non-managing member of the LLC and does not exercise control therefore, the Company uses the equity method. Under the equity method, the operations of a joint venture are not consolidated with the operations of the Company but instead are reflected as income or loss from the operations of unconsolidated ventures on the Company's Consolidated Statement of Operations. Additionally, the Company's net investment in the joint venture is reflected as an asset on the Consolidated Balance Sheets. A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped. As of December 31, 2002, the Company's net investment was $74,723. In addition, the Company has committed to lend the LLC up to $17,800,000. The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances. The loan matures in five years. As of December 31, 2002, the principal balance of this mortgage receivable was $6,641,290.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests obtained in variable interest entities after January 31, 2003. The interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this interpretation is not expected to have a material effect on the Company's financial statements. The interpretation requires certain disclosures in financial statements issued after January 21, 2003 if it is reasonably possible that the Company will consolidated or disclose information about variable interest entities when the interpretation becomes effective.

As described in Note 2 to the financial statements, the Company has historically accounted for its investments in joint ventures, where the Company is not the managing member and does not have control, using the equity method of accounting. Management is in the process of analyzing FIN 46 to determine the impact, if any, on the Company's financial statements. However, it is reasonably possible that the Company will be required to consolidate or disclose additional information about its investments in joint ventures when the statement becomes effective. Reference is made to Note 2 for a description of the Company's joint ventures. The Company's maximum exposure to loss as a result of its involvement with the joint venture is approximately $6,675,000, which consists of the investment in the LLC of approximately $75,000 and the mortgage receivable from the LLC of approximately $6,600,000, potentially reduced by $2,500,000 which is guaranteed by Tri-Land Properties, Inc.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

(3) Transactions with Related Parties

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

Prior to the Merger, Inland Real Estate Advisory Services, Inc. provided administration and advisory services pursuant to the terms of an advisory agreement, while Inland Commercial Property Management, Inc. provided property management services. The Company paid the Advisor, on a quarterly basis, an annual "Asset Management Fee" in amounts not to exceed one percent (1%) of its "Average Invested Assets." For the year ended December 31, 2000, the Company paid Asset Management Fees of $2,413,500, or one half of one percent (0.5%) of its "Average Invested Assets." Similarly, prior to the Merger, the Manager was entitled to receive fees for management and leasing services not to exceed 4.5% of gross income on the properties managed. For the year ended December 31, 2000, the Company paid property management fees of $3,044,834. As of July 1, 2000, the Advisor and the Manager became subsidiaries of the Company and, accordingly, no Asset Management Fees or Property Management Fees have been due or paid to these entities in the accompanying consolidated financial statements for the years ended December 31, 2002 and 2001 and the period from July 1, 2000 to December 31, 2000.

The Inland Group, Inc., through affiliates, owns approximately 10% of the Company's outstanding common stock. The Company is not directly affiliated with The Inland Group, Inc., or its affiliates, therefore, the expenses paid to these affiliates of The Inland Group, Inc. are classified as expenses to non-affiliates on the Consolidated Statement of Operations. The Company is related to The Inland Group, Inc. through common directors serving both on the Board of Directors of the Company as well as The Inland Group, Inc. and its affiliates. During the years ended December 31, 2002 and 2001, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations, property tax reduction services and mail processing from affiliates of The Inland Group, Inc. The Company pays for these services on an hourly basis. The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses. Computer services were purchased at a contract rate of $30.00 per hour. The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the years ended December 31, 2002 and 2001, these expenses, totaling $2,879,168 and $2,594,380, are included in general and administrative expenses to non-affiliates and $34,842 and $56,382 are included in property operating expenses to non-affiliates, respectively. Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc. Payments under this lease for the years ended December 31, 2002 and 2001 were $169,826 and $131,160, respectively, and are also included in general and administrative expenses to non-affiliates.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

During the years ended December 31, 2002 and 2001, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc. at a rate equal to $200 and $190 per hour for the years ended December 31, 2002 and 2001, respectively. For the years ended December 31, 2002 and 2001, the Company paid approximately $204,755 and $140,822, respectively, for these legal services.

An affiliate of The Inland Group, Inc. is the mortgagee on the Walgreens property, located in Decatur, Illinois. As of December 31, 2002, the remaining balance of the loan secured by the mortgage was $651,145. The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004. For the year ended December 31, 2002, the Company paid principal and interest payments totaling $68,266 on this loan.

On July 18, 2002, the Company purchased a property from an affiliate of The Inland Group, Inc. for $27,187,100, which is equal to the price paid by the affiliate on June 28, 2002. The Company assumed the current mortgage on the property in the amount of $13,600,000 and the balance of the purchase price was funded using cash and cash equivalents. The property is located in Celebration, Florida and contains 166,131 square feet of net rentable space leased entirely by the Walt Disney Company for a minimum period of 10 years. An affiliate of The Inland Group, Inc. was paid an acquisition fee equal to 1% of the purchase price of the property, or $271,871, in connection with the purchase of this property.

During the year ended December 31, 2002, an affiliate of The Inland Group, Inc. arranged for the purchase of five additional investment properties for an aggregate purchase price of $80,039,020. The affiliate was paid an acquisition fee equal to 1% of the purchase price of each property, or $800,390, in connection with the purchase of these investment properties.

During the year ended December 31, 2002, the Company completed financing transactions which resulted in the Company incurring additional indebtedness of $72,489,000. In connection with obtaining this financing, the Company retained the services of Cohen Financial and paid a commission to Cohen in an amount equal to $362,445 (equivalent to one-half of one percent of the principal amount of the indebtedness). The Company anticipates utilizing the services of Cohen Financial in future financing activities. In each case, the Company anticipates paying Cohen Financial a brokerage fee equal to one-half of one percent. Joel D. Simmons, one of the Company's directors, is a limited partner of Cohen Financial.

In February 2002, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of $8,000,000. In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation, an affiliate of The Inland Group, Inc., in an amount equal to $20,000 (equivalent to one-quarter of one percent of the principal amount of the indebtedness). In July 2002, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of $13,600,000. In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation in an amount equal to $68,000 (equivalent to one-half of one percent of the principal amount of the indebtedness). In November 2002, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of $6,589,000. In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation in an amount equal to $8,236 (equivalent to one-eighth of one percent of the principal amount of the indebtedness).

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

(4) Stock Option Plan and Soliciting Dealer Warrant Plan

The Company adopted an amended and restated Independent Director Stock Option Plan which granted each Independent Director an option to acquire 3,000 shares of common stock as of the date they become a director and an additional 1000 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares granted are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The succeeding options are exercisable on the second anniversary of the date of grant. For the years ended December 31, 2002, 2001 and 2000, options to purchase 27,500, 23,500 and 19,500 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding during each of the respective periods.

In connection with the issuance of shares of common stock by the Company in public offerings conducted between October 1994 and December 1998, the Company issued warrants to purchase a total of 1,156,520 shares at a price stated in the Offering during the period commencing with the first date upon which the Soliciting Dealer Warrants were issued and ending upon the exercise period. These warrants were issued to broker dealers who sold shares in the offerings as additional selling commissions. As of December 31, 2002 and 2001, none of these warrants have been exercised and 558,739 have expired, leaving 597,781 outstanding. The Company ascribes nominal value to them for financial reporting purposes.

(5) Investment Properties

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition. The payments range from one to two years from the date of acquisition of the property or until the vacant space is leased and tenants begin paying rent. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income. As of December 31, 2002, the Company had three investment properties, Townes Crossing, located in Oswego, Illinois, Forest Lake, located in Forest Lake, Minnesota and Shops at Orchard Place, located in Skokie, Illinois, subject to master lease agreements. The cumulative amount of such payments was $6,973,832 and $6,873,457 as of December 31, 2002 and 2001, respectively.

During the year ended December 31, 2001, the Company entered into a bankruptcy court-approved settlement with Eagle Food Stores, Inc. receiving $4,120,000 to settle Company's claims for damages as a result of two leases previously rejected by Eagle Food Stores, Inc. Of the $4,120,000, approximately $1,972,000 was for rental and additional rental income due through February 12, 2001 and approximately $2,148,000 was a one-time lease termination fee.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

Pro Forma Information (unaudited)

The Company acquired its investment properties at various times. The following table sets forth certain summary unaudited pro forma operating data as if the acquisitions during a particular period had been consummated as of the beginning of the period presented.
	For the years ended December 31,

	2002	2001

Rental income	$ 127,194,807	128,040,306
Additional rental income	47,375,959	48,825,897
Total revenues	178,321,743	183,869,165
Property operating expenses	51,644,235	52,202,078
Total depreciation	32,595,982	31,874,279
Total expenses	128,015,097	127,702,820
Income from operations	50,306,647	56,166,345

The unaudited pro forma operating data are presented for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been for each of the periods presented, nor does such data purport to represent the results to be achieved in future periods.

(6) Discontinued Operations

On April 17, 2001, the Company sold one of its investment properties, Lincoln Park Place, located in Chicago, Illinois, for $2,372,500. In conjunction with this sale, the Company repaid indebtedness secured by this property of $1,050,000. In doing so, the Company recorded an extraordinary loss on the early extinguishment of this debt totaling $49,823, of which $40,604 was a prepayment penalty and $9,219 was the write-off of unamortized deferred loan fees. After repaying the indebtedness, the Company received net sales proceeds of approximately $1,274,000, net of closing costs. This sale resulted in a gain on sale of $467,337.

On March 28, 2002, the Company sold, through a qualified tax deferred agent, one of its investment properties, Antioch Plaza, located in Antioch, Illinois, to a third party for $1,818,344, net of closing costs. In conjunction with this sale, the agent repaid indebtedness secured by the property of $875,000. The Company recorded an extraordinary loss on the early extinguishment of this debt totaling $4,378, which was for the write-off of unamortized deferred loan fees. The agent held the net proceeds of $926,000 until July 2002 when the funds were used to partially fund the purchase of an investment property. This sale resulted in a gain on sale of $533,942, for accounting purposes. For federal and state income tax purposes, the Antioch Plaza sale qualified as part of a tax deferred exchange. As a result, the gain is deferred, for federal income tax purposes, until the replacement property is disposed of in a subsequent taxable transaction.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

Results of operations for Antioch Plaza for the period from January 1, 2002 through March 28, 2002, the date of sale, and for the years ended December 31, 2001 and 2000 were as follows:
	March 28, 2002	December 31, 2001	December 31, 2000

Total income	$ 43,493	204,967	151,450
Total expenses	(85,542)	(204,747)	(186,730)
Net loss from operations	$ (42,049)	220	(35,280)
	=============	=============	=============

On June 12, 2002, the Company, through a qualified tax deferred agent, sold one of its investment properties, Shorecrest Plaza, located in Racine, Wisconsin, to a third party for $6,085,261, net of closing costs. In conjunction with this sale, the agent repaid indebtedness secured by the property of $2,978,000. The Company recorded an extraordinary loss on the early extinguishment of this debt totaling $131,742, of which $111,289 was a prepayment penalty and $20,453 was the write-off of unamortized deferred loan fees. The agent held the net proceeds of $2,877,000 until July 2002 when the funds were used to partially fund the purchase of an investment property. This sale resulted in a gain on sale of $828,144, for accounting purposes. For federal and state income tax purposes, the Shorecrest Plaza sale qualified as part of a tax deferred exchange. As a result, the gain is deferred, for federal income tax purposes, until the replacement property is disposed of in a subsequent taxable transaction.

Results of operations for Shorecrest Plaza for the period from January 1, 2002 through June 12, 2002, the date of sale, and for the years ended December 31, 2001 and 2000 were as follows:
	June 12, 2002	December 31, 2001	December 31, 2000

Total income	$ 340,514	935,860	857,884
Total expenses	(247,284)	(817,841)	(728,031)
Net loss from operations	$ 93,230	118,020	129,853
	=============	=============	=============

On August 1, 2002, the Company sold approximately 1/3 of an acre of land at one of its investment properties, Maple Grove Retail, located in Maple Grove, Minnesota, to the City of Maple Grove for $308,186, net of closing costs. This land was taken by the city to be used to expand a road adjacent to the Company's investment property. The Company does not expect this sale to have any affect on the operations of this investment property. This sale resulted in a gain on sale of $183,746.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

(7) Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:
2003	$ 160,675,281
2004	144,373,207
2005	128,069,305
2006	113,602,768
2007	99,726,455
Thereafter	657,108,340

Total	$ 1,303,555,356
=============

Remaining lease terms range from one year to fifty-seven years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in additional rental income on the accompanying Consolidated Statements of Operations.

Certain tenant leases contain provisions providing for "stepped" rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $3,418,088, $2,136,811 and $3,557,848 in 2002, 2001 and 2000, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $14,510,773 and $11,092,685 in related accounts and rents receivable as of December 31, 2002 and 2001, respectively. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

Trak Auto, a tenant at six of the Company's investment properties, filed its bankruptcy in July 2001, rejecting all six leases and closing all of the stores. As of December 31, 2002, the Company had re-leased three of the vacant spaces, totaling approximately 39,000 square feet, as well as approximately 11,000 square feet of the 20,000 square feet vacant at a fourth location. K-Mart, a tenant at three of the Company's investment properties, filed its bankruptcy in January 2002. As of December 31, 2002, two of the stores remained open and one had closed. The parent company of Zany Brainy, FAO, Inc., a tenant at four of the Company's investment properties, filed its bankruptcy in January 2003. As of the date of this filing, leases at three of these locations have been rejected. The remaining vacant Trak Auto spaces, the three K-Mart locations and the four Zany Brainy locations account for approximately 3% of the Company's total square footage and approximately 2% of the Company's annual rental income for the year ended December 31, 2002.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

(8) Mortgages Receivable

On May 28, 1999, the Company entered into a loan agreement with an unaffiliated third party and committed to lend a total of $15,500,000. The loan, secured by Thatcher Woods Shopping Center in River Grove, Illinois, was to mature on June 30, 2002, subject to the Company's option to purchase the property. On April 25, 2002, the Company exercised its option to purchase Thatcher Woods Shopping Center for approximately $18,500,000 including approximately $15,456,000 of which reflected amounts outstanding on the loan. The balance of the purchase price was funded using cash and cash equivalents. As a result of exercising the purchase option, the Company reclassified its investment from a mortgage receivable to net investment properties. The property contains approximately 193,300 square feet of leasable space. The major tenants are Dominick's Finer Foods, A.J. Wright, Walgreens and Ace Hardware.

On February 1, 2001, the Company entered into an LLC agreement with Tri-Land Properties, Inc. and committed to lend the LLC up to $17,800,000 to fund the initial acquisition and subsequent redevelopment of the property commonly referred to as the Century Consumer Mall, located in Merrillville, Indiana and owned by the LLC. Draws on the loan bear interest at a rate of 9% per annum with interest only paid monthly. The loan is secured by the property and matures on January 31, 2006. As of December 31, 2002, the principal balance of this mortgage receivable was $6,641,290. A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

(9) Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at December 31, 2002 and December 31, 2001:
Mortgagor	Interest Rate at December 31, 2002	Interest Rate at December 31, 2001	Maturity Date	Current Monthly Payment	Balance at December 31, 2002	Balance at December 31, 2001

Allstate	6.66%	6.66%	10/2003	$ 17,483	$ 3,150,000	3,150,000
Allstate	7.21%	7.21%	12/2004	38,453	6,400,000	6,400,000
Allstate	7.00%	7.00%	01/2005	23,917	4,100,000	4,100,000
Allstate	7.15%	7.15%	01/2005	18,173	3,050,000	3,050,000
Allstate	7.00%	7.00%	02/2005	31,946	5,476,500	5,476,500
Allstate	6.65%	6.65%	05/2005	53,200	9,600,000	9,600,000
Allstate	6.82%	6.82%	08/2005	60,243	10,600,000	10,600,000
Allstate	7.40%	7.40%	09/2005	220,687	35,787,000	35,787,000
Allstate	7.38%	7.38%	02/2006	132,750	21,600,000	21,600,000
Allstate (a)	5.87%	-	09/2009	29,350	6,000,000	-
Allstate (a)	5.87%	-	09/2009	110,062	22,500,000	-
Allstate (b)	9.25%	9.25%	12/2009	30,125	3,908,081	3,908,081
Allstate (a) (c)	4.84%	-	12/2009	47,593	11,800,000	-
Allstate	-	-	-	-	-	2,978,000
Allstate	-	-	-	-	-	11,200,000
Archon Financial (a) (d)	4.35%	-	12/2007	23,885	6,589,000	-
Bear, Stearns Funding, Inc.	6.86%	6.86%	06/2004	328,662	57,450,000	57,450,000
Bear, Stearns Funding, Inc.	6.50%	6.50%	09/2006	73,288	13,530,000	13,530,000
Bear, Stearns Funding, Inc. (d)	6.03%	-	07/2007	68,340	13,600,000	-
Bear, Stearns Funding, Inc. (a) (d)	6.60%	-	02/2009	44,000	8,000,000	-
Berkshire Mortgage (e)	7.79%	7.79%	10/2007	105,719	14,020,575	14,175,198
Column Financial, Inc	7.00%	7.00%	11/2008	150,694	25,000,000	25,000,000
Inland Mortgage Serv. Corp. (e)	7.65%	7.65%	05/2004	5,689	651,145	668,824
John Hancock Life Insurance (e)	7.65%	-	01/2018	88,885	12,509,511	-
LaSalle Bank N.A.	2.68%	3.49%	10/2004	(f)	13,912,700	13,912,700
LaSalle Bank N.A.	7.25%	7.25%	10/2004	65,604	10,654,300	10,654,300
LaSalle Bank N.A.	7.26%	7.26%	10/2004	58,269	9,450,000	9,450,000
LaSalle Bank N.A.	7.26%	7.26%	12/2004	54,939	8,910,000	8,910,000
LaSalle Bank N.A.	7.36%	7.36%	12/2004	60,322	9,650,000	9,650,000
LaSalle Bank N.A.	7.26%	7.26%	01/2005	60,042	9,737,620	9,737,620
LaSalle Bank N.A.	2.78%	3.54%	03/2005	(f)	2,400,000	2,400,000
LaSalle Bank N.A.	2.78%	3.54%	04/2005	(f)	2,467,700	2,467,700
LaSalle Bank N.A.	2.68%	3.54%	06/2005	(f)	5,599,000	5,599,000
LaSalle Bank N.A.	3.12%	3.44%	11/2005	(f)	3,650,000	3,650,000
LaSalle Bank N.A.	6.81%	6.81%	12/2005	45,305	7,833,000	7,833,000
LaSalle Bank N.A. (g)	4.86%	3.73%	12/2006	86,933	21,061,000	21,061,000
LaSalle Bank N.A.	3.18%	3.73%	12/2006	(f)	45,410,175	46,285,175
LaSalle Bank N.A.	3.27%	-	12/2007	(f)	31,397,500	-
LaSalle Bank N.A. (h)	1.98%	2.13%	12/2014	9,788	6,200,000	6,200,000
LaSalle Bank N.A. (i)	-	-	-	-	-	17,897,500
LaSalle Bank N.A.(i)	-	-	-	-	-	13,500,000
Lehman Brothers Holding, Inc.	6.36%	6.36%	10/2008	299,025	54,600,000	54,600,000
Midland Loan Serv. (e)	7.86%	7.86%	01/2008	37,649	4,952,560	5,013,259
Principal Life Insurance	5.96%	5.96%	12/2008	54,633	11,000,000	11,000,000
Principal Life Insurance (a)	5.25%	-	10/2009	32,375	7,400,000	-
Principal Life Insurance	8.27%	-	09/2010	40,316	5,850,000	-

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

Mortgagor	Interest Rate at December 31, 2002	Interest Rate at December 31, 2001	Maturity Date	Current Monthly Payment	Balance at December 31, 2002	Balance at December 31, 2001

Principal Life Insurance (a)	5.57%	-	10/2012	47,345	10,200,000	-
Woodmen of the World	6.75%	6.75%	06/2008	26,016	4,625,000	4,625,000

Mortgages Payable					$ 582,282,367	493,119,857
					==========	==========

  During the year ended December 31, 2002, the Company completed financing transactions which resulted in the Company incurring additional indebtedness of $72,489,000. In connection with obtaining this financing, the Company retained the services of Cohen Financial and paid a commission to Cohen in an amount equal to $362,445 (equivalent to one-half of one percent of the principal amount of the indebtedness). The Company anticipates utilizing the services of Cohen Financial in future financing activities. In each case, the Company anticipates paying Cohen Financial a brokerage fee equal to one-half of one percent. Joel D. Simmons, one of the Company's directors, is a limited partner of Cohen Financial.

  The Company received a subsidy at closing totaling approximately $390,000 from the seller to be used over a period of five years, which together with interest earnings on the initial deposit, will provide a sum that will be drawn down on a monthly basis by the Company to reduce the effective interest rate paid on the loan to 7% per annum.

  On December 30, 2002, the Company refinanced this loan with the same lender with a principal amount of $11,800,000 and an interest rate of 4.84%. This loan matures on December 30, 2009. The Company recorded an extraordinary loss on the early extinguishment of debt totaling $537,474, of which $517,617 was a prepayment penalty and $19,857 was the write-off of unamortized deferred loan fees.

  In February 2002, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of $8,000,000. In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation, an affiliate of The Inland Group, Inc., in an amount equal to $20,000 (equivalent to one-quarter of one percent of the principal amount of the indebtedness). In July 2002, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of $13,600,000. In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation in an amount equal to $68,000 (equivalent to one-half of one percent of the principal amount of the indebtedness). In November 2002, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of $6,589,000. In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation in an amount equal to $8,236 (equivalent to one-eighth of one percent of the principal amount of the indebtedness).

  These loans require payments of principal and interest monthly; all other loans listed are interest only.

  Payments on these loans are calculated using a floating rate of interest based on LIBOR, adjusted monthly.

  On September 5, 2002, the Company exercised its option to convert approximately $21,000,000 of variable rate debt to a fixed rate of 4.86% per annum.

  As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 issued by the Village of Skokie, Illinois. The interest rate on these bonds floats and is reset weekly by a re-marketing agent. The rate at December 31, 2002 was 1.98%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding, paid annually. In addition, the Company is required to pay a re-marketing fee of .125% per annum of the principal amount outstanding, paid quarterly and a trustee fee of $500 also paid quarterly.

  On December 18, 2002, these loans were paid in full and replaced with new loans for the same principal balance with variable interest rates based on LIBOR. As of December 31, 2002, the interest rate on these loans is 3.18% per annum. In conjunction with the payoff of these loans, the Company recorded an extraordinary loss on the early extinguishment of debt totaling $1,139,351, of which $1,032,679 was a prepayment penalty and $106,672 was the write-off of unamortized deferred loan fees.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

As of December 31, 2002, the required future principal payments on the Company's mortgages payable over the next five years are as follows:

2003	$ 3,514,867
2004	118,080,813
2005	100,704,600
2006	102,037,645
2007	35,699,649
Thereafter	222,244,793

Total	$ 582,828,367
=============

(10) Line of Credit

On June 28, 2002, the Company entered into a $100,000,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years. The funds from this line of credit will be used to purchase additional investment properties. The Company is required to pay interest only on draws under the line at the rate equal to LIBOR plus 375 basis points. The Company is also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum, on the average daily funds remaining under this line. The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of December 31, 2002, the Company was in compliance with such covenants. In connection with obtaining this line of credit, the Company paid fees in an amount totaling approximately $1,500,000 (which includes a one and one-half percent commitment fee). The outstanding balance on the line of credit was $80,000,000 as of December 31, 2002 with an average interest rate of 5.3125% per annum.

(11) Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts. As of December 31, 2002, 2001 and 2000, options to purchase 27,500, 23,500 and 19,500 shares of common stock, respectively, at prices ranging from $9.05 to $10.45 per share were outstanding. These options were not included in the computation of basic or diluted EPS.

As of December 31, 2002, warrants to purchase 1,156,520 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of basic or diluted EPS because the warrants exercise price was greater than the market price of common shares, as quoted on the secondary market.

As of December 31, 2002, 5,454.45 shares of common stock issued pursuant to employment agreements were outstanding. These shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.

The basic weighted average number of common shares outstanding were 63,978,625, 63,108,080 and 59,138,837 for the years ended December 31, 2002, 2001 and 2000, respectively. The diluted weighted average number of commons shares outstanding were 63,984,079, 63,108,080 and 59,138,837 for the years ended December 31, 2002, 2001 and 2000, respectively.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

(12) Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company as a component of the officers' employment agreements. The employment agreements became effective January 1, 2002.

As of December 31, 2002, an aggregate of 5,454.45 shares of the Company's common stock, issued at a value of $11.00 per share, comprising an aggregate value of $60,000, were issued pursuant to the plans. For purposes of determining the fair value, the Company has used the offering price of $11.00 per share, which is the last price at which shares were issued in a public offering, excluding shares issued through the Company's DRP. The compensation plans provide for each officer to vest in an equal portion of their shares over a five-year vesting period beginning January 1, 2003, therefore, no compensation cost was incurred from the issuance of these shares for the year ended December 31, 2002.

Pursuant to the stock compensation plans, the officers may also receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period. The number of these shares is to be determined based upon the future performance of the Company beginning January 1, 2003.

(13) Segment Reporting

The Company owns and acquires "Neighborhood Retail Centers" and "Community Centers" located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois as well as, single-user properties located throughout the United States, either directly or through sale and leaseback transactions. The Company currently owns investment properties within the States of Florida, Illinois, Indiana, Michigan, Minnesota, Missouri, Ohio, Tennessee and Wisconsin. These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

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

The property revenues and property net operations are summarized in the following table for the years ended December 31, 2002, 2001 and 2000, along with a reconciliation to income (loss) from operations. Net investment properties and total assets are also presented as of December 31, 2002, 2001 and 2000:

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)
	2002	2001	2000

Total rental and additional rental income	$ 152,606,712	146,789,033	145,585,572
Total property operating expenses	(45,250,506)	(43,926,263)	(45,819,692)

Property net operating income	107,356,206	102,862,770	99,765,880

Other income:
Lease termination income	657,648	2,481,404	500,000
Interest income	1,326,998	2,795,627	2,209,214
Dividend income	1,258,965	1,424,596	1,069,454
Other income	507,367	416,729	491,466

Other expenses:
Professional services	(452,365)	(633,590)	(490,684)
General and administrative	(4,382,086)	(3,892,969)	(2,593,416)
Bad debt expense	(2,051,960)	(1,590,161)	(1,458,604)
Advisor asset management fee	-	-	(2,413,500)
Interest expense	(34,428,147)	(34,513,197)	(33,393,400)
Depreciation and amortization	(29,428,071)	(26,987,417)	(26,014,445)
Acquisition cost expense	(38,355)	(44,458)	(128,151)
Merger consideration costs	-	-	(68,775,449)

Income (loss) from operations	$ 40,326,200	42,319,334	(31,231,635)
	=============	=============	=============
Net investment properties	$ 1,093,445,301	915,402,574	930,272,644
	=============	=============	=============
Non-segment assets	$ 96,585,710	104,960,562	72,621,338
	=============	=============	=============
Total assets	$ 1,190,031,011	1,020,363,136	1,002,893,982
	=============	=============	=============

(14) Commitments and Contingencies

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

Three of the Company's investment properties are located in tax increment financing districts. The Company has agreed to be liable for any shortfalls in the Tax Increment generated in these districts. At December 31, 2002, the Company does not believe any shortfalls will be due.

On July 15, 2002, the Company resolved the lawsuit previously filed in the Circuit Court of Cook County on May 1, 2001 between the Company and its former general counsel and secretary. The Company does not believe the settlement and any obligations thereunder will have a material adverse effect on the operations or financial condition of the Company.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

(15) Subsequent Events

On January 17, 2003, the Company paid a distribution of $5,146,218 to stockholders of record as of December 1, 2002.

On January 21, 2003, we purchased a Cub Foods store located in Hutchinson, Minnesota for $5,450,000. The purchase price was funded using cash and cash equivalents. The property contains 60,208 square feet of rentable space currently leased, but not occupied, by SuperValue, Inc. While the store is vacant, SuperValue Holdings continues to pay rent with both tenant and guarantor, SuperValue, Inc. responsible for all lease obligations through November 2019.

On March 14, 2003, we paid an additional approximately $1,300,000 to the seller of Four Flaggs, located in Niles, Illinois, pursuant to an earn-out agreement executed at closing.

(16) Quarterly Operating Results (unaudited)

The following represents results of operations for the quarters during the years 2002 and 2001:

2002

	December 31	September 30	June 30	March 31

Total income	$ 42,742,912	38,622,772	37,452,681	37,539,325
Income (loss) before discontinued operations and extraordinary items	11,195,621	9,571,731	9,095,515	9,629,409
Net income	9,527,853	9,791,804	9,745,986	10,210,701
Income (loss) before discontinued operations and extraordinary items per commons share, basic and diluted	.18	.15	.14	.15
Net income per common share, basic and diluted	.15	.15	.15	.16

2001

	December 31	September 30	June 30	March 31

Total income	36,080,625	38,152,665	36,893,591	42,780,508
Income (loss) before discontinued operations and extraordinary items	9,011,778	10,416,192	9,224,889	12,873,571
Net income	7,718,094	10,350,491	9,731,242	12,866,110
Income (loss) before discontinued operations and extraordinary items per commons share, basic and diluted	.15	.16	.15	.20
Net income (loss) per common share, basic and diluted	.13	.16	.15	.20

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002

Initial Cost Gross amount at which carried

(A) at end of period(B)
	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq
Single-user Retail

Ameritech Joliet, IL	$ 522,375	170,000	883,293	2,544	170,000	885,837	1,055,837	168,128	1995	05/97
Bakers Shoes Chicago, IL	-	645,284	342,993	15,120	645,284	358,113	1,003,397	50,431	1891	09/98
Bally's Total Fitness St. Paul, MN	3,145,300	1,298,052	4,612,336	-	1,298,052	4,612,336	5,910,388	606,728	1988	09/99
Carmax Schaumburg, IL	7,260,000	7,142,020	13,461,169	-	7,142,020	13,461,169	20,603,189	1,832,201	1998	12/98
Carmax Tinley Park, IL	9,450,000	6,788,880	12,116,751	-	6,788,880	12,116,751	18,905,631	1,649,215	1998	12/98
Circuit City Traverse City, MI	1,603,000	1,123,170	1,778,861	-	1,123,170	1,778,861	2,902,031	239,999	1998	01/99
Cub Foods Buffalo Grove, IL	3,650,000	1,425,840	5,928,515	-	1,425,840	5,928,515	7,354,355	790,005	1999	06/99
Cub Foods Indianapolis, IN	2,867,000	2,182,557	3,560,502	-	2,182,557	3,560,502	5,743,059	592,829	1991	03/99
Cub Foods Plymouth, MN	2,732,000	1,551,104	3,916,470	-	1,551,104	3,916,470	5,467,574	553,466	1991	03/99
Disney Celebration, FL	13,600,000	2,174,968	25,106,500	-	2,174,968	25,106,500	27,281,468	348,693	1995	07/02
Dominick's Countryside, IL	1,150,000	1,375,000	925,106	-	1,375,000	925,106	2,300,106	184,985	1975	12/97
Dominick's Glendale Heights, IL	4,100,000	1,265,000	6,942,997	9,194	1,265,000	6,952,191	8,217,191	1,302,380	1997	09/97
Dominick's Hammond, IN	4,100,000	825,225	8,025,601	-	825,225	8,025,601	8,850,826	1,059,783	1999	05/99
Dominick's Highland Park, IL	6,400,000	3,200,000	9,597,963	2,200	3,200,000	9,600,163	12,800,163	2,153,671	1996	06/97

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2002

Initial Cost Gross amount at which carried

(A) at end of period(B)
	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Dominick's Schaumburg, IL	$ 5,345,500	2,294,437	8,392,661	2,679	2,294,437	8,395,340	10,689,777	1,562,459	1996	05/97
Dominick's West Chicago, IL	3,150,000	1,980,130	4,325,331	293,830	1,980,130	4,619,161	6,599,291	802,739	1990	01/98
Eagle Country Market Roselle, IL	1,450,000	966,667	1,940,898	-	966,667	1,940,898	2,907,565	389,375	1990	11/97
Eagle Ridge Center Lindenhurst, IL	3,000,000	866,702	5,144,821	-	866,702	5,144,821	6,011,523	707,729	1998	04/99
Eckerd Drug Store Chattanooga, TN	-	1,022,835	1,344,246	1,556	1,022,835	1,345,802	2,368,637	33,894	1999	05/02
Hollywood Video Hammond, IN	740,000	405,213	948,925	-	405,213	948,925	1,354,138	129,132	1998	12/98
Michael's Coon Rapids, MN	-	876,704	1,931,603	-	876,704	1,931,603	2,808,307	32,184	2001	07/02
Party City Oakbrook Terrace, IL	987,500	750,000	1,231,271	31,050	750,000	1,262,321	2,012,321	214,281	1985	11/97
Petsmart Gurnee, IL	-	915,002	2,388,655	-	915,002	2,388,655	3,303,657	132,703	1997	04/01
Riverdale Commons Outlot Coon Rapids, MN	-	544,676	605,205	-	544,676	605,205	1,149,881	79,339	1999	03/00
Staples Freeport, IL	1,480,000	725,288	1,969,690	-	725,288	1,969,690	2,694,978	344,462	1998	04/98
United Audio Center Schaumburg, IL	1,240,000	1,215,143	1,272,717	-	1,215,143	1,272,717	2,487,860	163,635	1998	09/99
Walgreens Decatur, IL	651,145	78,330	1,130,723	-	78,330	1,130,723	1,209,053	298,385	1988	01/95
Walgreens Jennings, MO	-	666,400	2,040,087	-	666,400	2,040,087	2,706,487	11,334	1996	10/02
Walgreens Woodstock, IL	569,610	395,080	774,906	-	395,080	774,906	1,169,986	131,290	1973	06/98

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2002

Initial Cost Gross amount at which carried

(A) at end of period(B)
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Zany Brainy Wheaton, IL	$ 1,245,000	838,000	1,626,033	664	838,000	1,626,697	2,464,697	352,433	1995	07/96

Neighborhood Retail Centers

Aurora Commons Aurora, IL	8,000,000	3,220,000	8,318,861	522,735	3,220,000	8,841,596	12,061,596	1,941,677	1988	01/97
Baytowne Square Champaign, IL	7,027,000	3,820,545	8,853,078	(25,051)	3,820,545	8,828,027	12,648,572	1,321,885	1993	02/99
Berwyn Plaza Berwyn, IL	708,638	769,073	1,078,379	10,105	769,073	1,088,484	1,857,557	170,719	1983	05/98
Bohl Farm Marketplace Crystal Lake, IL	7,833,000	5,800,157	9,888,134	660	5,800,157	9,888,794	15,688,951	729,246	2000	12/00
Brunswick Market Center Brunswick, OH	-	1,515,846	11,906,711	-	1,515,846	11,906,711	13,422,557	33,073	97/98	12/02
Burnsville Crossing Burnsville, MN	2,858,100	2,061,340	4,667,414	169,928	2,061,340	4,837,342	6,898,682	691,938	1989	09/99
Byerly's Burnsville Burnsville, MN	2,915,900	1,706,797	4,144,841	1,847,683	1,706,797	5,992,524	7,699,321	716,921	1988	09/99
Calumet Square Calumet City, IL	1,032,920	527,000	1,540,046	124,186	527,000	1,664,232	2,191,232	305,149	67/94	06/97
Cliff Lake Center Eagan, MN	4,952,560	2,517,253	3,056,771	554,346	2,517,253	3,611,117	6,128,370	720,085	1988	09/99
Cobblers Crossing Elgin, IL	5,476,500	3,226,089	7,763,940	256,892	3,226,089	8,020,832	11,246,921	1,624,524	1993	05/97
Crestwood Plaza Crestwood, IL	904,380	325,577	1,483,183	81,603	325,577	1,564,786	1,890,363	342,387	1992	12/96
Deer Trace Kohler, WI	7,400,000	1,622,124	11,659,118	-	1,622,124	11,659,118	13,281,242	194,253	2000	07/02

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2002

Initial Cost Gross amount at which carried

(A) at end of period(B)
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Downers Grove Market Downers Grove, IL	$ 10,600,000	6,224,467	11,616,661	(9,297)	6,224,467	11,607,364	17,831,831	2,082,309	1998	03/98
Eagle Crest Naperville, IL	2,350,000	1,878,618	2,938,352	356,058	1,878,618	3,294,410	5,173,028	865,845	1991	03/95
Eastgate Shopping Center Lombard, IL	3,345,000	4,252,440	2,577,933	2,398,931	4,252,440	4,976,864	9,229,304	807,992	1959	07/98
Edinburgh Festival Brooklyn Park, MN	4,625,000	2,472,746	6,372,809	13,220	2,472,746	6,386,029	8,858,775	976,072	1997	10/98
Elmhurst City Center Elmhurst, IL	2,513,765	2,050,217	3,011,298	276,971	2,050,217	3,288,269	5,338,486	492,674	1994	02/98
Fashion Square Skokie, IL	6,200,000	2,393,534	6,901,769	245,834	2,393,534	7,147,603	9,541,137	1,218,594	1984	12/97
Forest Lake Marketplace Forest Lake, MN	6,589,000	1,737,100	10,118,788	(18,087)	1,737,100	10,100,701	11,837,801	116,561	2001	09/02
Four Flaggs Annex Niles, IL	-	1,121,958	2,166,728	-	1,121,958	2,166,728	3,288,686	12,217	1973	11/02
Gateway Square Hinsdale, IL	3,470,000	3,045,966	3,899,226	495,205	3,045,966	4,394,431	7,440,397	593,211	1985	03/99
Goodyear Montgomery, IL	630,000	315,000	834,659	(11,158)	315,000	823,501	1,138,501	201,387	1991	09/95
Grand and Hunt Club Gurnee, IL	1,796,000	969,840	2,622,575	(4,956)	969,840	2,617,619	3,587,459	515,370	1996	12/96
Hartford Plaza Naperville, IL	2,310,000	990,000	3,427,961	242,620	990,000	3,670,581	4,660,581	927,464	1995	09/95
Hawthorn Village Vernon Hills, IL	4,280,000	2,634,545	5,887,640	451,845	2,634,545	6,339,485	8,974,030	1,354,130	1979	08/96
Hickory Creek Marketplace Frankfort, IL	3,108,300	1,796,717	4,435,125	2,657,458	1,796,717	7,092,583	8,889,300	787,144	1999	08/99
High Point Center Madison, WI	5,360,988	1,449,560	8,817,508	429,863	1,449,560	9,247,371	10,696,931	1,519,579	1984	04/98

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2002

Initial Cost Gross amount at which carried

(A) at end of period(B)
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Homewood Plaza Homewood, IL	$ 1,013,201	534,599	1,398,042	8,360	534,599	1,406,402	1,941,001	252,974	1993	02/98
Iroquois Center Naperville, IL	5,950,000	3,668,347	8,276,041	918,121	3,668,347	9,194,162	12,862,509	1,589,926	1983	12/97
Joliet Commons Ph II Joliet, IL	2,400,000	810,798	3,998,532	-	810,798	3,998,532	4,809,330	420,023	1999	02/00
Mallard Crossing Elk Grove Village, IL	4,050,000	1,795,766	6,331,943	175,140	1,795,766	6,507,083	8,302,849	1,294,224	1993	05/97
Maple Grove Retail Maple Grove, MN	3,958,000	2,084,927	5,758,017	1,373,492	2,084,927	7,131,509	9,216,436	908,597	1998	09/99
Maple Plaza Downers Grove, IL	1,582,500	1,364,202	1,822,493	200,020	1,364,202	2,022,513	3,386,715	411,762	1988	01/98
Marketplace at Six Corners Chicago, IL	11,800,000	9,007,150	10,014,533	-	9,007,150	10,014,533	19,021,683	1,376,700	1997	11/98
Medina Marketplace Medina, OH	-	2,769,490	6,741,389	-	2,769,490	6,741,389	9,510,879	18,725	56/99	12/02
Mundelein Plaza Mundelein, IL	2,810,000	1,695,000	3,965,561	15,228	1,695,000	3,980,789	5,675,789	894,403	1990	03/96
Nantucket Square Schaumburg, IL	2,200,000	1,908,000	2,349,918	(4,921)	1,908,000	2,344,997	4,252,997	553,237	1980	09/95
Naper West Ph II Naperville, IL	-	1,116,000	1,999,644	-	1,116,000	1,999,644	3,115,644	11,106	1985	10/02
Niles Shopping Center Niles, IL	1,617,500	850,000	2,466,389	34,695	850,000	2,501,084	3,351,084	474,421	1982	04/97
Oak Forest Commons Oak Forest, IL	6,617,871	2,795,519	9,033,988	607,327	2,795,519	9,641,315	12,436,834	1,629,839	1998	03/98
Oak Forest Commons Ph III Oak Forest, IL	552,700	204,881	906,609	(14,803)	204,881	891,806	1,096,687	129,057	1999	06/99
Oak Lawn Town Center Oak Lawn, IL	1,200,000	1,384,049	1,034,346	-	1,384,049	1,034,346	2,418,395	123,924	1999	06/99

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2002

Initial Cost Gross amount at which carried

(A) at end of period(B)
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Orland Greens Orland Park, IL	$ 2,132,000	1,246,440	3,877,755	240,647	1,246,440	4,118,402	5,364,842	625,113	1984	09/98
Orland Park Retail Orland Park, IL	625,000	460,867	795,939	(22,566)	460,867	773,373	1,234,240	143,407	1997	02/98
Park Place Plaza St. Louis Park, MN	6,407,000	4,255,856	8,575,148	-	4,255,856	8,575,148	12,831,004	1,116,313	1997	09/99
Park Square Brooklyn Park, MN	5,850,000	4,482,766	5,390,434	14,800	4,482,766	5,405,234	9,888,000	70,511	86/88	08/02
Park St. Claire Schaumburg, IL	762,500	319,578	986,920	226,674	319,578	1,213,594	1,533,172	417,701	1994	12/96
Plymouth Collection Plymouth, MN	3,441,000	1,459,045	5,174,725	16,494	1,459,045	5,191,219	6,650,264	774,424	1999	01/99
Prairie Square Sun Prairie, WI	1,550,000	739,575	2,381,050	66,231	739,575	2,447,281	3,186,856	454,104	1995	03/98
Prospect Heights Prospect Heights, IL	1,095,000	494,300	1,683,005	340,952	494,300	2,023,957	2,518,257	394,023	1985	06/96
Quarry Outlot Hodgkins, IL	900,000	522,000	1,278,431	8,872	522,000	1,287,303	1,809,303	257,414	1996	12/96
Regency Point Lockport, IL	-	1,000,000	4,720,800	68,696	1,000,000	4,789,496	5,789,496	1,059,799	1993	04/96
Riverplace Center Noblesville, IN	3,323,000	1,591,682	4,497,515	-	1,591,682	4,497,515	6,089,197	652,313	1992	11/98
River Square Shopping Ctr Naperville, IL	3,050,000	2,853,226	3,129,477	773,232	2,853,226	3,902,709	6,755,935	734,555	1988	06/97
Rose Plaza Elmwood Park, IL	2,008,000	1,530,149	2,665,910	(24,750)	1,530,149	2,641,160	4,171,309	449,727	1997	11/98
Rose Plaza East Naperville, IL	1,085,700	825,132	1,380,144	-	825,132	1,380,144	2,205,276	164,607	1999	01/00
Rose Plaza West Naperville, IL	1,382,000	989,499	1,790,417	-	989,499	1,790,417	2,779,916	226,348	1997	09/99

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2002

Initial Cost Gross amount at which carried

(A) at end of period(B)
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Salem Square Countryside, IL	$ 3,130,000	1,735,000	4,449,217	789,306	1,735,000	5,238,523	6,973,523	1,013,758	1973	08/96
Schaumburg Plaza Schaumburg, IL	3,908,081	2,469,921	4,565,548	152,701	2,469,921	4,718,249	7,188,170	765,414	1994	06/98
Schaumburg Promenade Schaumburg, IL	9,650,000	6,562,000	12,763,506	145,229	6,562,000	12,908,735	19,470,735	1,405,255	1999	12/99
Sears Montgomery, IL	1,645,000	768,000	2,654,681	122,103	768,000	2,776,784	3,544,784	584,097	1990	06/96
Sequoia Shopping Center Milwaukee, WI	1,505,000	1,216,914	1,805,784	90,182	1,216,914	1,895,966	3,112,880	366,866	1988	06/97
Shakopee Valley Shakopee, MN	-	2,964,374	11,735,680	-	2,964,374	11,735,680	14,700,054	32,599	00/01	12/02
Shingle Creek Brooklyn Center, MN	1,735,000	1,228,197	2,261,560	456,040	1,228,197	2,717,600	3,945,797	421,521	1986	09/99
Shoppes of Mill Creek Palos Park, IL	5,660,000	3,305,949	8,118,580	501,739	3,305,949	8,620,319	11,926,268	1,468,894	1989	03/98
Shops at Coopers Grove Country Club Hills, IL	2,900,000	1,398,322	4,417,565	87,678	1,398,322	4,505,243	5,903,565	773,247	1991	01/98
Six Corners Chicago, IL	3,100,000	1,440,000	4,532,977	561,411	1,440,000	5,094,388	6,534,388	1,014,405	1966	10/96
Spring Hill Fashion Center West Dundee, IL	4,690,000	1,794,000	7,415,396	340,811	1,794,000	7,756,207	9,550,207	1,584,489	1985	11/96
St. James Crossing Westmont, IL	3,847,599	2,610,600	4,938,351	194,326	2,610,600	5,132,677	7,743,277	947,643	1990	03/98
Stuart's Crossing St. Charles, IL	6,050,000	4,234,079	9,421,791	(299,316)	4,234,079	9,122,475	13,356,554	1,199,109	1999	08/98
Summit of Park Ridge Park Ridge, IL	1,600,000	672,000	2,498,050	259,228	672,000	2,757,278	3,429,278	546,259	1986	12/96
Terramere Plaza Arlington Heights, IL	2,202,500	1,435,000	2,981,314	267,010	1,435,000	3,248,324	4,683,324	547,090	1980	12/97

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2002

Initial Cost Gross amount at which carried

(A) at end of period(B)
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Townes Crossing Oswego, IL	$ 6,000,000	3,059,280	9,134,918	(49,247)	3,059,280	9,085,671	12,144,951	121,385	1988	08/02
Two Rivers Plaza Bolingbrook, IL	3,658,000	1,820,453	4,993,133	6,050	1,820,453	4,999,183	6,819,636	855,183	1994	10/98
V. Richard's Plaza Brookfield, WI	6,643,000	4,797,940	8,758,688	416,825	4,797,940	9,175,513	13,973,453	1,261,240	1985	02/99
Wauconda Shopping Center Wauconda, IL	1,333,834	454,500	2,067,622	-	454,500	2,067,622	2,522,122	343,408	1988	05/98
West River Crossing Joliet, IL	2,806,700	2,316,806	3,320,482	(91,146)	2,316,806	3,229,336	5,546,142	425,506	1999	08/99
Western & Howard Chicago, IL	992,681	439,990	1,523,460	-	439,990	1,523,460	1,963,450	247,548	1985	04/98
Wilson Plaza Batavia, IL	650,000	310,000	999,366	23,960	310,000	1,023,326	1,333,326	194,658	1986	12/97
Winnetka Commons New Hope, MN	2,233,744	1,596,600	2,858,630	91,361	1,596,600	2,949,991	4,546,591	535,387	1990	07/98
Wisner/Milwaukee Plaza Chicago, IL	974,725	528,576	1,383,292	-	528,576	1,383,292	1,911,868	236,209	1994	02/98
Woodland Heights Streamwood, IL	3,940,009	2,976,000	6,898,100	(72,624)	2,976,000	6,825,476	9,801,476	1,105,530	1956	06/98

Community Centers

Bergen Plaza Oakdale, MN	9,141,896	5,346,781	11,700,498	617,407	5,346,781	12,317,905	17,664,686	2,139,214	1978	04/98
Chatham Ridge Chicago, IL	9,737,620	4,089,800	15,455,577	633,428	4,089,800	16,089,005	20,178,805	1,673,407	1999	02/00
Chestnut Court Darien, IL	8,618,623	5,719,982	10,350,084	419,302	5,719,982	10,769,386	16,489,368	1,868,870	1987	03/98
Fairview Heights Plaza Fairview Heights, IL	5,637,000	2,350,493	8,914,458	2,068,297	2,350,493	10,982,755	13,333,248	1,462,981	1991	08/98

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2002

Initial Cost Gross amount at which carried

(A) at end of period(B)
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Four Flaggs Niles, IL	$ 12,509,511	5,890,280	14,196,178	(24,770)	5,890,280	14,171,408	20,061,688	79,741	73/98	11/02
Joliet Commons Joliet, IL	14,020,575	4,088,806	15,684,488	439,007	4,088,806	16,123,495	20,212,301	2,719,589	1995	10/98
Lake Park Plaza Michigan City, IN	6,489,618	3,252,861	9,208,072	859,963	3,252,861	10,068,035	13,320,896	1,707,650	1990	02/98
Lansing Square Lansing, IL	8,150,000	4,075,000	12,179,383	1,360,418	4,075,000	13,539,801	17,614,801	2,634,091	1991	12/96
Maple Park Place Bolingbrook, IL	7,650,000	3,665,909	11,669,428	622,675	3,665,909	12,292,103	15,958,012	2,750,173	1992	01/97
Naper West Naperville, IL	7,695,199	5,335,000	9,611,971	(61,297)	5,335,000	9,550,674	14,885,674	1,823,545	1985	12/97
Park Center Plaza Tinley Park, IL	7,337,000	5,513,730	9,633,491	(615,080)	5,513,730	9,018,411	14,532,141	1,476,466	1988	12/98
Pine Tree Plaza Janesville, WI	9,890,000	2,889,136	15,644,108	(268,956)	2,889,136	15,375,152	18,264,288	1,905,278	1998	10/99
Quarry Retail Minneapolis, MN	15,670,000	7,761,542	23,603,421	74,832	7,761,542	23,678,253	31,439,795	3,041,969	1997	09/99
Randall Square Geneva, IL	13,530,000	7,843,105	19,745,173	504,048	7,843,105	20,249,221	28,092,326	2,679,081	1999	05/99
Riverdale Commons Coon Rapids, MN	9,752,000	4,324,439	15,131,353	11,687	4,324,439	15,143,040	19,467,479	1,958,800	1998	09/99
Rivertree Court Vernon Hills, IL	17,547,999	8,651,875	22,963,475	977,257	8,651,875	23,940,732	32,592,607	4,606,469	1988	07/97
Shops at Orchard Place Skokie, IL	22,500,000	16,301,211	26,450,766	(2,565)	16,301,211	26,448,201	42,749,412	2	2000	12/02
Springboro Plaza Springboro, OH	5,161,000	1,079,108	8,240,455	48,337	1,079,108	8,288,792	9,367,900	1,182,609	1992	11/98
Thatcher Woods River Grove, IL	10,200,000	5,754,840	11,261,354	-	5,754,840	11,261,354	17,016,194	269,221	69/99	04/02

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2002

Initial Cost Gross amount at which carried

(A) at end of period(B)
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Woodfield Commons E/W Schaumburg, IL	13,500,000	8,556,243	18,336,997	1,331,623	8,556,243	19,668,620	28,224,863	3,177,716	73/75 1997	10/98
Woodfield Plaza Schaumburg, IL	9,600,000	4,612,277	15,160,000	(615,006)	4,612,277	14,544,994	19,157,271	2,614,166	1992	01/98
Woodland Commons Buffalo Grove, IL	11,000,000	5,337,727	15,410,472	1,115,356	5,337,727	16,525,828	21,863,555	2,251,148	1991	02/99

Total	$582,828,367	335,485,705	845,730,345	29,937,962	335,485,705	875,668,307	1,211,154,012	117,828,457
	==========	=========	==========	=========	==========	==========	==========	=========

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2002, 2001 and 2000

Notes:

(A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) The aggregate cost of real estate owned at December 31, 2002 and 2001 for federal income tax purposes was approximately $1,098,952,000 and $892,691,000, unaudited, respectively.

  Adjustments to basis includes additions to investment properties net of payments received under master lease agreements. The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition. The payments range from one to two years from the date of acquisition of the property or until the vacant space is leased and tenants begin paying rent. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income. As of December 31, 2002, the Company had three investment properties, Townes Crossing, located in Oswego, Illinois, Forest Lake, located in Forest Lake, Minnesota and Shops at Orchard Place, located in Skokie, Illinois, subject to master lease agreements.

  Not included in the building and improvements and accumulated depreciation totals are expenses paid by the Company for improvements to spaces leased for its corporate offices. As of December 31, 2002 these amounts are $230,522 and $110,776, respectively.

  Reconciliation of real estate owned
	2002	2001	2000

Balance at beginning of year	$ 1,005,493,444	992,386,070	943,106,944
Purchases of investment properties	206,181,297	3,303,657	45,169,948
Additions to investment properties, including amounts payable	7,413,035	12,210,701	5,488,050
Sale of investment properties	(7,602,867)	(2,058,483)	-
Donation of land	-	(2,575)	-
Payments received under master leases	(100,375)	(345,926)	(1,378,872)
Balance at end of year	$ 1,211,384,534	1,005,493,444	992,386,070
	==============	==============	==============

  Reconciliation of accumulated depreciation:

Balance at beginning of year	$ 90,090,870	63,414,018	37,424,871
Depreciation expense	28,821,859	26,629,599	25,989,147
Depreciation expense on discontinued operations	-	208,698	-
Accumulated depreciation on sale of investment property	(973,496)	(161,445)	-

Balance at end of year	$ 117,939,233	90,090,870	63,414,018
	==============	==============	==============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information which appears under the captions "Proposal No. 1 Election of Directors and Executive Officers" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders is incorporated by reference into this Item 10.

Item 11. Executive Compensation

The information which appears under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders is incorporated by reference into this Item 11, provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation set forth therein shall not be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information which appears under the captions "Certain Relationships and Related Transactions" and "Common Stock Ownership of Management" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

Item 13. Certain Relationships and Related Transactions

The information which appears under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) List of documents filed:

(1) The consolidated financial statements of the Company are set forth in the report in Item 8.

(2) Report of Independent Public Accounts

(3) Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2002 is submitted herewith.

Page

Real Estate and Accumulated Depreciation (Schedule III) 69

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(4) Exhibits: See Item (c) below

(b) Reports on Form 8-K:

None

(c) Exhibits:

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

4.1 Specimen Stock Certificate (3)

4.2 Amended and Restated Independent Director Stock Option Plan (4)

    Advisory Agreement between the Registrant and Inland Real Estate Advisory Services, Inc. dated October 14, 1994 (4)

    10.1 (a) Amendment No. 1 to the Advisory Agreement dated October 13, 1995 (5)

    10.1 (b) Amendment No. 2 to the Advisory Agreement dated October 13, 1996 (5)

    10.1 (c) Amendment No. 3 to the Advisory Agreement effective as of October 13, 1997 (3)

    10.1 (d) Amendment No. 4 to the Advisory Agreement dated March 27, 1998 (6)

    10.1 (e) Amendment No. 5 to the Advisory Agreement dated June 30, 1998 (6)

    Form of Management Agreement between the Registrant and Inland Commercial Property Management, Inc. (7)

10.3 Employment Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (8)

10.4 Supplemental Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (8)

10.5 Consulting Agreement between the Registrant and Robert D. Parks dated July 1, 2000 (2)

10.6 Credit Agreement dated as of June 28, 2002 among Inland Real Estate Corporation, as Borrower and KeyBank National Association as administrative agent and co-lean arranger and Fleet National Bank as syndication agent and co-leak arranger and the several lenders from time to time parties hereto, as lenders (9)

21 Subsidiaries of the Registrant (*)

23 Consent of KPMG LLP dated March 27, 2003 (*)

    Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(1) Incorporated by reference to Registrant's Current Report on Form 8-K (File number 000-28382) as filed on March 21, 2000.

(2) Included in the Registrant's Current Report on Form 8-K (File number 000-28382) as filed by the Registrant on July 14, 2000.

(3) Incorporated by reference to Registrant's Registration Statement on Form S-11 as filed on January 30, 1998.

(4) Incorporated by reference to Registrant's Registration Statement on Form S-11 (file number 333-6459) as filed on June 20, 1996.

(5) Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (file number 333-6459) as filed on November 1, 1996.

(6) Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (file number 333-45233) as filed on April 6, 1998.

(7) Included in Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (file number 333-6459) as filed by the Registrant on July 18, 1996.

    Included in the Registrant's Current Report on Form 8-K (File number 000-28382) as filed on June 25, 2001.

(9) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q (File number 000-28382) as filed on August 14, 2002.

(*) Filed as part of this document.

  Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION
/s/ ROBERT D. PARKS

By: Robert D. Parks
President, Chief Executive Officer
and Chairman of the Board
Date: March 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
/s/ ROLAND W. BURRIS	/s/ G. JOSEPH COSENZA
By: Roland W. Burris	By: G. Joseph Cosenza
Director	Director
Date: March 24, 2003	Date: March 24, 2003

/s/ DANIEL L. GOODWIN	/s/ JOEL G. HERTER
By: Daniel L. Goodwin	By: Joel G. Herter
Director	Director
Date: March 24, 2003	Date: March 24, 2003

/s/ HEIDI N. LAWTON	/s/ ROBERT D. PARKS
By: Heidi N. Lawton	By: Robert D. Parks
Director	President, Chief Executive Officer
and Chairman of the Board
Date: March 24, 2003	Date: March 24, 2003

/s/ JOEL D. SIMMONS	/s/ MARK E. ZALATORIS
By: Joel D. Simmons	By: Mark E. Zalatoris
Director	Senior Vice President, Chief
Financial Officer and Treasurer
Date: March 24, 2003	Date: March 24, 2003

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert D. Parks, certify that:

1. I have reviewed this Annual Report on Form 10-K of Inland Real Estate Corporation;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 24, 2003

/s/ ROBERT D. PARKS

By: Robert D. Parks
Chief Executive Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mark E. Zalatoris, certify that:

1. I have reviewed this Annual Report on Form 10-K of Inland Real Estate Corporation;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 24, 2003

/s/ MARK E. ZALATORIS

By: Mark E. Zalatoris
Chief Financial Officer