Form 10-Q
period 2003-03-31
INLAND REAL ESTATE CORP
filed 2003-05-15
CIK 923284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes   X  No

As of May 13, 2003, there were 65,003,297 Shares of Common Stock outstanding.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Statements

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Balance Sheets

March 31, 2003 and December 31, 2002

Assets

	March 31, 2003
	(unaudited)	December 31, 2002

Investment properties:
Land	$ 336,848,563	335,485,705
Building and improvements	883,261,993	875,898,829

	1,220,110,556	1,211,384,534
Less accumulated depreciation	126,190,129	117,939,233

Net investment properties	1,093,920,427	1,093,445,301

Cash and cash equivalents	19,247,994	21,433,995
Investment in securities (net of an unrealized gain of $706,733 and $1,151,182 at March 31, 2003 and December 31, 2002, respectively)	12,098,675	12,578,575
Investment in LLC	(127,286)	74,723
Investment in marketable securities	63,073	63,073
Investment property held for sale (net of accumulated depreciation of $55,229)	463,793	-
Restricted cash	8,258,790	10,398,430
Accounts and rents receivable (net of provision for doubtful accounts of $3,268,082 and $2,678,945 at March 31, 2003 and December 31, 2002, respectively)	33,021,707	30,795,862
Mortgages receivable	7,005,933	6,641,290
Deposits and other assets	879,834	656,756
Acquired above market leases (net of accumulated amortization of $361,336 and $181,744 at March 31, 2003 and December 31, 2002, respectively)	5,547,401	5,726,993
Acquired in place lease origination costs (net of accumulated amortization of $150,413 and $79,294 at March 31, 2003 and December 31, 2002, respectively)	1,962,838	1,958,320
Leasing fees (net of accumulated amortization of $949,794 and $839,177 at March 31, 2003 and December 31, 2002, respectively)	1,598,659	1,519,353
Loan fees (net of accumulated amortization of $3,824,605 and $3,360,671 at March 31, 2003 and December 31, 2002, respectively)	4,289,830	4,738,340

Total assets	$ 1,188,231,668	1,190,031,011
	==============	===============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Balance Sheets

(continued)

March 31, 2003 and December 31, 2002

Liabilities and Stockholders' Equity

	March 31, 2003
	(unaudited)	December 31, 2002
Liabilities:
Accounts payable and accrued expenses	$ 1,895,099	1,801,279
Acquired below market leases (net of accumulated amortization of $522,175 and $247,611 at March 31, 2003 and December 31, 2002, respectively)	6,497,163	6,771,727
Accrued interest	1,841,344	1,856,638
Accrued real estate taxes	24,370,516	24,405,734
Distributions payable	5,172,554	5,310,303
Security and other deposits	3,020,746	2,991,480
Mortgages payable	582,024,886	582,282,367
Line of credit	80,000,000	80,000,000
Prepaid rents and unearned income	3,354,484	2,356,484
Liabilities associated with assets held for sale	207,993	-
Other liabilities	2,853,285	3,048,898

Total liabilities	711,238,070	710,824,910

Minority interest	22,166,139	22,456,919

Stockholders' Equity:
Preferred stock, $.01 par value, 6,000,000 Shares authorized; none issued and outstanding at March 31, 2003 and December 31, 2002	-	-
Common stock, $.01 par value, 100,000,000 Shares authorized; 64,790,003 and 64,460,139 Shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	647,900	644,601
Additional paid-in capital (net of offering costs of $58,816,092)	618,080,365	614,459,497
Deferred stock compensation	(48,000)	(60,000)
Accumulated distributions in excess of net income	(164,559,539)	(159,446,098)
Accumulated other comprehensive income	706,733	1,151,182

Total stockholders' equity	454,827,459	456,749,182

Commitments and contingencies

Total liabilities and stockholders' equity	$ 1,188,231,668	1,190,031,011
	==============	===============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Operations

For the three months ended March 31, 2003 and 2002

(unaudited)

	Three months ended March 31, 2003	Three months ended March 31, 2002
Income:
Rental income	$ 31,516,370	25,787,812
Additional rental income	12,649,923	10,188,924
Lease termination income	369,819	618,981
Interest income	126,898	544,651
Dividend income	273,548	262,245
Other income	119,052	71,858

	45,055,610	37,474,471
Expenses:
Professional services	81,442	141,721
General and administrative expenses	1,091,856	949,894
Bad debt expense	812,105	16,146
Property operating expenses	14,520,998	11,884,229
Interest expense	9,941,186	7,844,269
Depreciation	8,343,563	6,789,826
Amortization	232,071	113,936
Acquisition cost expenses	16,383	-

	35,039,604	27,740,021

Income from operations	10,016,006	9,734,450
Minority interest	(180,304)	(223,499)
Income (loss) from operations of unconsolidated ventures	(100,298)	59,692

Income before discontinued operations	9,735,404	9,570,643

Discontinued operations:
Income from discontinued operations (including gain on sale of investment property of $548,016 for the three months ended March 31, 2002)	139,138	640,058

Net income	9,874,542	10,210,701

Other comprehensive income:
Unrealized gain (loss) on investment securities	(444,449)	389,539

Comprehensive income	$ 9,430,093	10,600,240
	============	============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Operations

For the three months ended March 31, 2003 and 2002

(unaudited)

	Three months ended March 31, 2003	Three months ended March 31, 2002

Income before discontinued operations per common share, basic and diluted	$ .15	.15
	============	============
Income from discontinued operations per common share, basic and diluted	$ -	.01
	============	============
Net income per common share, basic and diluted	$ .15	.16
	============	============
Weighted average common shares outstanding, basic	64,658,652	63,606,680
	============	============
Weighted average common shares outstanding, diluted	64,664,106	63,612,134
	============	============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

For the three months ended March 31, 2003

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total

Balance January 1, 2003	64,460,139	$ 644,601	614,459,497	(60,000)	(159,446,098)	1,151,182	456,749,182

Net income		-	-	-	9,874,542	-	9,874,542

Other comprehensive income		-	-	-	-	(444,449)	(444,449)

Distributions declared ($.23 for the three months ended March 31, 2003 per basic and diluted weighted average common shares outstanding)		-	-	-	(14,987,983)	-	(14,987,983)

Proceeds from DRP	516,258	5,163	5,389,741	-	-	-	5,394,904

Stock compensation	-	-	-	12,000	-	-	12,000

Repurchase of shares	(186,394)	(1,864)	(1,768,873)	-	-	-	(1,770,737)

Balance March 31, 2003	64,790,003	$ 647,900	618,080,365	(48,000)	(164,559,539)	706,733	454,827,459
	=========	=========	=========	=============	=============	=============	============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Cash Flows

For the three months ended March 31, 2003 and 2002

(unaudited)

	Three months ended March 31, 2003	Three months ended March 31, 2002
Cash flows from operating activities:
Net income	$ 9,874,542	10,210,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,343,563	6,792,299
Amortization	232,071	113,936
Depreciation and amortization related to discontinued operations	309	36,097
Amortization of deferred stock compensation	12,000	-
Amortization on acquired above market leases	179,592	-
Amortization on acquired below market leases	(274,564)	-
Gain on sale of investment property	-	(548,016)
Minority interest	180,304	223,499
Loss from operations of unconsolidated ventures	202,009	13,922
Rental income under master lease agreements	88,051	5,707
Straight line rental income	(510,199)	(307,604)
Provision for doubtful accounts, net	589,137	(198,230)
Interest on unamortized loan fees	413,289	237,167
Changes in assets and liabilities:
Restricted cash	1,938,565	(320,381)
Accounts and rents receivable	(2,427,449)	(1,178,939)
Deposits and other assets	(223,346)	54,116
Accounts payable and accrued expenses	(431,505)	475,038
Accrued interest payable	(14,854)	(77,378)
Accrued real estate taxes	5,208	(261,916)
Security and other deposits	31,266	(151,002)
Other liabilities	(2,884)	937
Prepaid rents and unearned income	998,000	(1,261,352)

Net cash provided by operating activities	$ 19,203,105	13,858,601

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Cash Flows

(continued)

For the three months ended March 31, 2003 and 2002

(unaudited)

	Three months ended March 31, 2003	Three months ended March 31, 2002
Cash flows from investing activities:
Restricted cash	$ 201,075	(531,512)
Escrows held for others	(192,729)	(391,253)
Purchase of investment securities	-	-
Sale of investment securities	35,451	-
Additions to investment properties, net of amounts payable	(3,333,303)	(1,425,566)
Purchase of investment properties	(5,388,427)	-
Acquired in place lease origination cost	(75,637)	-
Proceeds from sale of investment property	-	1,832,420
Purchase of minority interest units	-	(1,500,000)
Mortgages receivable	(364,643)	(342,717)
Leasing fees	(189,923)	(146,875)

Net cash used in investing activities	(9,308,136)	(2,505,503)

Cash flows from financing activities:
Proceeds from the DRP	5,394,904	5,296,559
Repurchase of shares	(1,770,737)	(1,765,993)
Loan proceeds	-	8,000,000
Loan fees	(15,840)	(273,738)
Distributions paid	(15,596,816)	(15,102,991)
Payoff of debt	-	(875,000)
Principal payments of debt	(92,481)	(60,322)

Net cash used in financing activities	(12,080,970)	(4,781,485)

Net increase (decrease) in cash and cash equivalents	(2,186,001)	6,571,613

Cash and cash equivalents at beginning of period	21,433,995	29,976,991

Cash and cash equivalents at end of period	$ 19,247,994	36,548,604
	==============	=============

Supplemental schedule of noncash investing and financing activities:

Distributions payable	$ 5,172,554	5,258,616
	=============	=============
Cash paid for interest	$ 9,542,751	7,684,480
	=============	=============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the "Company") for the fiscal year ended December 31, 2002, which are included in the Company's 2002 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this quarterly report.

(1) Organization and Basis of Accounting

Inland Real Estate Corporation was formed on May 12, 1994. The Company owns, and may acquire, additional Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois. The Company owns, and may also acquire, single-user retail properties located throughout the United States. The Company is also permitted to construct or develop properties, or render services in connection with such development or construction, subject to the Company's compliance with the rules governing real estate investment trusts under the Internal Revenue Code of 1986, as amended (the "Code").

The Company, through a total of four public offerings of common stock, on a best efforts basis, sold a total of 51,642,397 shares of its common stock at prices ranging from $10 to $11 per share. In addition, as of March 31, 2003, the Company had issued 11,183,998 shares through the Company's Distribution Reinvestment Program ("DRP") at prices ranging from $9.05 to $10.45 per share and has repurchased a total of 4,224,200 shares through the Company's Share Repurchase Program ("SRP") at prices ranging from $9.05 to $9.50 per share, for an aggregate cost of $39,186,150. As a result, the Company has realized total offering proceeds of $677,544,357 as of March 31, 2003.

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

March 31, 2003

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

Certain reclassifications were made to the 2002 financial statements to conform with the 2003 presentation.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at March 31, 2003 consists of preferred and common stock investments in various real estate investment trusts and are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when received. Sales of investment securities available-for-sale during the three months ended March 31, 2003 resulted in a gain on sale of $2,299. This gain is included in other income in the accompanying Consolidated Statements of Operations.

On January 1, 2003, the Company adopted FASB Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, affects income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 required that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. The adoption of SFAS 145 did not have a material effect on the Company's results of operations or financial condition.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2003

(unaudited)

On January 1, 2003, the Company adopted FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on the Company's financial statements.

On January 1, 2003, the Company adopted FASB Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Adoption of this standard did not have an impact on our results of operations or financial condition because all stock based compensation was recorded at fair value.

(2) Joint Ventures

The accompanying consolidated financial statements of the Company include, in addition to the accounts of the wholly-owned subsidiaries, the accounts of Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (Inland Ryan and Inland Ryan Cliff Lake are collectively referred to as the "LLCs"). Due to the Company's ability as managing member to directly control these LLCs, they are consolidated with the Company for financial reporting purposes. The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements. As of March 31, 2003, the Company and the non-managing members have entered into four amendments to the LLC agreement to reflect various transactions with individual members of Inland Ryan, LLC. In aggregate, these amendments had no effect on the Company's and the non-managing members' interest in Inland Ryan, LLC which remains at approximately 78% and 22%, respectively.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2003

(unaudited)

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property currently has one anchor tenant, a 139,451 square foot Burlington Coat Factory store on the south end of the property. On the north end of the property, there is a vacant 148,420 square foot store, previously occupied by Montgomery Wards, which is currently being marketed to new users. In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property. The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of up to 104,700 square feet of new open-air retail space between the existing anchors. The first phase of new construction commenced in January 2003 for an 18,000 square foot retail building fronting U.S. Route 30. This building will be anchored by a 4,800 square foot Panera Bread store pursuant to an executed ten year lease. It is anticipated that completion of construction and lease up of this building will occur by the fourth quarter of 2003. Each partner's initial equity contribution was $500,000. The Company is a non-managing member of the LLC and does not exercise control therefore, the Company uses the equity method. Under the equity method, the operations of a joint venture are not consolidated with the operations of the Company but instead are reflected as income or loss from the operations of unconsolidated ventures on the Company's Consolidated Statement of Operations. Additionally, the Company's net investment in the joint venture is reflected as an asset on the Consolidated Balance Sheets. A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped. As of March 31, 2003, the Company's net investment was ($127,286). In addition, the Company has committed to lend the LLC up to $17,800,000. The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances. The loan matures in five years. As of March 31, 2003, the principal balance of this mortgage receivable was $7,005,933.

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

As described above, the Company has historically accounted for its investments in joint ventures, where the Company is not the managing member and does not have control, using the equity method of accounting. Management is in the process of analyzing FIN 46 to determine the impact, if any, on the Company's financial statements. The Company's maximum exposure to loss as a result of its involvement with the joint venture is approximately $6,900,000, potentially reduced by $2,500,000, which is guaranteed by Tri-Land Properties, Inc.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2003

(unaudited)

(3) Transactions with Related Parties

The Inland Group, Inc., through affiliates, owns approximately 10% of the Company's outstanding common stock. For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc., or its affiliates, therefore, the expenses paid to these affiliates of The Inland Group, Inc. are classified as expenses to non-affiliates on the Consolidated Statements of Operations. During the three months ended March 31, 2003 and 2002, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations, property tax reduction services and mail processing from affiliates of The Inland Group, Inc. The Company pays for these services on an hourly basis. The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses. Computer services were purchased at a contract rate of $30 per hour. The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the three months ended March 31, 2003 and 2002, these expenses, totaling $184,785 and $113,161, respectively, are included in general and administrative expenses and property operating expenses. Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc. Payments under this lease for the three months ended March 31, 2003 and 2002 were $57,102 and $35,113, respectively, and are also included in general and administrative expenses.

During the three months ended March 31, 2003, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc. The fees for these services are based on costs incurred by The Inland Real Estate Group, Inc. and are currently purchased at $220 per hour. For the three months ended March 31, 2003 and 2002, the Company paid $57,968 and $24,567, respectively, for these legal services.

An affiliate of The Inland Group, Inc. is the mortgagee on the Walgreens property, located in Decatur, Illinois. As of March 31, 2003, the remaining balance of the mortgage is $646,510. The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004. For the three months ended March 31, 2003 and 2002, the Company paid principal and interest payments totaling $17,067 each period on this mortgage.

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. Richard Dube, the brother-in-law of Mr. Daniel Goodwin, one of the Company's directors, is the president and a principal owner of Tri-Land. Each partner's initial equity contribution was $500,000. A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped. As of March 31, 2003, the Company's net investment was ($127,286). In addition, the Company has committed to lend the LLC up to $17,800,000. The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances. The loan matures in five years. As of March 31, 2003, the principal balance of this mortgage receivable was $7,005,933.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2003

(unaudited)

(4) Investment Properties

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition. The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income. As of March 31, 2003, the Company had three investment properties, Townes Crossing, located in Oswego, Illinois, Forest Lake, located in Forest Lake, Minnesota and Shops at Orchard Place, located in Skokie, Illinois, subject to master lease agreements. The cumulative amount of such payments was $7,061,883 and $6,973,832 for the three months ended March 31, 2003 and the year ended December 31, 2002, respectively.

(5) Discontinued Operations

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

Results of operations for Antioch Plaza for the three months ended March 31, 2003 and the period ended March 28, 2002 were as follows:

	March 31, 2003	March 28, 2002

Total income	$ (4,697)	41,795
Total expenses	9,996	(68,671)
Net income (loss) from operations	$ 5,299	(26,876)
	=================	=================

In March 2002, the Company received an unsolicited offer to purchase, at a price in excess of book value, Shorecrest Plaza, located in Racine, Wisconsin and accordingly, this asset was classified as held for sale and depreciation was suspended for the three months ended March 31, 2002. On June 12, 2002, the Company, through a qualified tax deferred agent, sold this investment property, to a third party for $6,085,261, net of closing costs. In conjunction with this sale, the agent repaid indebtedness secured by the property of $2,978,000. The agent held the net proceeds of $2,877,000 until July 2002 when the funds were used to partially fund the purchase of an investment property. This sale resulted in a gain on sale of $828,144, for accounting purposes. For federal and state income tax purposes, the Shorecrest Plaza sale qualified as part of a tax deferred exchange. As a result, the gain is deferred, for federal income tax purposes, until the replacement property is disposed of in a subsequent taxable transaction.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2003

(unaudited)

Results of operations for Shorecrest Plaza for the three months ended March 31, 2003 and 2002 were as follows:

	March 31, 2003	March 31, 2002

Total income	$ (85,618)	247,055
Total expenses	157,404	(175,338)
Net income from operations	$ 71,786	71,717
	=================	=================

During the quarter ended March 31, 2003, the Company received an unsolicited offer to purchase, at a price in excess of book value, a 2,280 square foot free-standing restaurant building, Popeye's, which was part of one of the Company's existing investment properties, Calumet Square, located in Calumet City, Illinois. Accordingly, this asset has been classified as held for sale and depreciation has been suspended.

The following assets and liabilities relating to the Popeye's restaurant were classified as held for sale on the Consolidated Balance Sheet as of March 31, 2003.

March 31, 2003

Assets:
Land	$ 98,918
Building	296,754
Accumulated depreciation	(55,229)
Accounts and rents receivable	122,666
Deposits and other assets	268
Loan fees	416

Total assets held for sale	$ 463,793
==============
Liabilities:
Accounts payable and accrued expenses	$ 127
Accrued interest	440
Accrued real estate taxes	40,426
Security and other deposits	2,000
Mortgage payable	165,000

Total liabilities held for sale	$ 207,993
==============

Results of operations for Popeye's portion of Calumet Square for the three months ended March 31, 2003 and 2002 were as follows:

	March 31, 2003	March 31, 2002

Total income	$ 77,553	64,854
Total expenses	(15,500)	(17,653)
Net income from operations	$ 62,053	47,201
	=================	=================

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2003

(unaudited)

(6) Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include increases of $510,199 and $307,604 for the three months ended March 31, 2003 and 2002, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $15,020,972 and $14,510,773 in related accounts and rents receivable as of March 31, 2003 and December 31, 2002, respectively. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

K-Mart, a tenant at three of the Company's investment properties, filed its bankruptcy in January 2002. As of March 31, 2003, two of the stores remained open and one had closed. K-mart completed its bankruptcy reorganization on May 6, 2003. The parent company of Zany Brainy, FAO, Inc.("Zany Brainy"), a tenant at four of the Company's investment properties, filed its bankruptcy in January 2003. As of the date of this filing, leases at three of these locations have been rejected. Zany Brainy completed its bankruptcy reorganization on April 24, 2003. The parent company of Rainbow Foods, Fleming Companies, Inc., a tenant at five of the Company's investment properties, filed its bankruptcy in April 2003. As of the date of this filing, all of the stores are expected to remain open. Eagle Food Centers, Inc., a tenant at three of the Company's investment properties, filed its bankruptcy in April 2003. As of the date of this filing, all of the stores are expected to remain open. The K-Mart, Zany Brainy, Rainbow Foods and Eagle Food Store locations account for approximately 7% of the Company's total square footage and approximately 5% of its annual rental income for the three months ended March 31, 2003. In conjunction with these bankruptcy filings, the Company has recorded approximately $426,000 as provision for doubtful accounts on the accompanying Consolidated Balance Sheets. The Company does not believe that these bankruptcy filings will cause any of its investment properties to be considered impaired under the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

(7) Mortgages Receivable

On February 1, 2001, the Company entered into an LLC agreement with Tri-Land Properties, Inc. and committed to lend the LLC up to $17,800,000 to fund the initial acquisition and subsequent redevelopment of the property commonly referred to as the Century Consumer Mall, located in Merrillville, Indiana and owned by the LLC. Draws on the loan bear interest at a rate of 9% per annum with interest only paid monthly. The loan is secured by the property and matures on January 31, 2006. As of March 31, 2003, the principal balance of this mortgage receivable is $7,005,933. A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2003

(unaudited)

(8) Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at March 31, 2003 and December 31, 2002:
Mortgagor	Interest Rate at March 31, 2003	Interest Rate at December 31, 2002	Maturity Date	Current Monthly Payment	Balance at March 31, 2003	Balance at December 31, 2002

Allstate	6.66%	6.66%	10/2003	$ 17,483	$ 3,150,000	3,150,000
Allstate	7.21%	7.21%	12/2004	38,453	6,400,000	6,400,000
Allstate	7.00%	7.00%	01/2005	23,917	4,100,000	4,100,000
Allstate	7.15%	7.15%	01/2005	18,173	3,050,000	3,050,000
Allstate	7.00%	7.00%	02/2005	31,946	5,476,500	5,476,500
Allstate	6.65%	6.65%	05/2005	53,200	9,600,000	9,600,000
Allstate	6.82%	6.82%	08/2005	60,243	10,600,000	10,600,000
Allstate	7.40%	7.40%	09/2005	220,687	35,787,000	35,787,000
Allstate	7.38%	7.38%	02/2006	132,750	21,600,000	21,600,000
Allstate	5.87%	5.87%	09/2009	29,350	6,000,000	6,000,000
Allstate	4.65%	4.65%	09/2009	87,188	22,500,000	22,500,000
Allstate (a)	9.25%	9.25%	12/2009	30,125	3,908,081	3,908,081
Allstate	4.84%	4.84%	12/2009	47,593	11,800,000	11,800,000
Archon Financial	4.35%	4.35%	12/2007	23,885	6,589,000	6,589,000
Bear, Stearns Funding, Inc.	6.86%	6.86%	06/2004	328,662	57,450,000	57,450,000
Bear, Stearns Funding, Inc.	6.50%	6.50%	09/2006	73,288	13,530,000	13,530,000
Bear, Stearns Funding, Inc.	6.03%	6.03%	07/2007	68,340	13,600,000	13,600,000
Bear, Stearns Funding, Inc.	6.60%	6.60%	02/2009	44,000	8,000,000	8,000,000
Berkshire Mortgage (b)	7.79%	7.79%	10/2007	105,719	13,976,248	14,020,575
Column Financial, Inc	7.00%	7.00%	11/2008	150,694	25,000,000	25,000,000
Inland Mortgage Serv. Corp. (b)	7.65%	7.65%	05/2004	5,689	646,510	651,145
John Hancock Life Insurance (b)	7.65%	7.65%	01/2018	88,885	12,481,924	12,509,511
LaSalle Bank N.A.	2.64%	2.68%	10/2004	(c)	13,912,700	13,912,700
LaSalle Bank N.A.	7.25%	7.25%	10/2004	65,604	10,654,300	10,654,300
LaSalle Bank N.A.	7.26%	7.26%	10/2004	58,269	9,450,000	9,450,000
LaSalle Bank N.A.	7.26%	7.26%	12/2004	54,939	8,910,000	8,910,000
LaSalle Bank N.A.	7.36%	7.36%	12/2004	60,322	9,650,000	9,650,000
LaSalle Bank N.A.	7.26%	7.26%	01/2005	60,042	9,737,620	9,737,620
LaSalle Bank N.A.	2.74%	2.78%	03/2005	(c)	2,400,000	2,400,000
LaSalle Bank N.A.	2.74%	2.78%	04/2005	(c)	2,467,700	2,467,700
LaSalle Bank N.A.	2.74%	2.68%	06/2005	(c)	5,599,000	5,599,000
LaSalle Bank N.A.	2.64%	3.12%	11/2005	(c)	3,650,000	3,650,000
LaSalle Bank N.A.	6.81%	6.81%	12/2005	45,305	7,833,000	7,833,000
LaSalle Bank N.A.	4.86%	4.86%	12/2006	86,933	21,061,000	21,061,000
LaSalle Bank N.A. (d)	3.14%	3.18%	12/2006	(c)	45,410,175	45,410,175
LaSalle Bank N.A.	3.14%	3.27%	12/2007	(c)	31,397,500	31,397,500
LaSalle Bank N.A. (e)	1.56%	1.98%	12/2014	7,858	6,200,000	6,200,000
Lehman Brothers Holding, Inc.	6.36%	6.36%	10/2008	289,380	54,600,000	54,600,000
Midland Loan Serv. (b)	7.86%	7.86%	01/2008	37,649	4,936,628	4,952,560
Principal Life Insurance	5.96%	5.96%	12/2008	54,633	11,000,000	11,000,000
Principal Life Insurance	5.25%	5.25%	10/2009	32,375	7,400,000	7,400,000
Principal Life Insurance	8.27%	8.27%	09/2010	40,316	5,850,000	5,850,000
Principal Life Insurance	5.57%	5.57%	10/2012	47,345	10,200,000	10,200,000
Woodmen of the World	6.75%	6.75%	06/2008	26,016	4,625,000	4,625,000

Mortgages Payable					$ 582,189,886	582,282,367
					=============	=============

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2003

(unaudited)

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

(d) In conjunction with the potential sale of the Popeye's restaurant at Calumet Square, the Company has classified $165,000 of this amount as liabilities of assets held for sale on the accompanying Consolidated Balance Sheets.

  As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 issued by the Village of Skokie, Illinois. The interest rate on these bonds floats and is reset weekly by a re-marketing agent. The rate at March 31, 2003 was 1.56%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding, paid annually. In addition, the Company is required to pay a re-marketing fee of .125% per annum of the principal amount outstanding, paid quarterly and a trustee fee of $500 also paid quarterly.

(9) Line of Credit

On June 28, 2002, the Company entered into a $100,000,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years. The funds from this line of credit will be used to purchase additional investment properties. The Company is required to pay interest only on draws under the line at the rate equal to LIBOR plus 375 basis points. The Company is also required to pay, on a quarterly basis, an amount ranging from fifteen to twenty-five basis points, per annum, on the average daily funds remaining under this line. The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of March 31, 2003, the Company was in compliance with such covenants. In connection with obtaining this line of credit, the Company paid fees in an amount totaling approximately $1,500,000 (which includes a one and one-half percent commitment fee). The outstanding balance on the line of credit was $80,000,000 as of March 31, 2003 with an average interest rate of 5.172% per annum.

(9) Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "commons shares"). Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing option or other contracts. As of March 31, 2003 and December 31, 2002, options to purchase 27,500 shares of common stock at exercise prices ranging from $9.05 to $10.45 per share were outstanding. These options were not included in the computation of basic or diluted EPS.

As of March 31, 2003, warrants to purchase 362,928 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of basic or diluted EPS because the warrants exercise price was greater than the market price of common shares, as quoted over the counter bulletin board.

As of March 31, 2003, 5,454.45 shares of common stock issued pursuant to employment agreements were outstanding. These shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2003

(unaudited)

The basic weighted average number of common shares outstanding were 64,658,652 and 63,606,680 for the three months ended March 31, 2003 and 2002, respectively. The diluted weighted average number of common shares outstanding were 64,664,106 and 63,612,134 for the three months ended March 31, 2003 and 2002.

(10) Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers. These agreements became effective January 1, 2002.

As of March 31, 2003, an aggregate of 5,454.45 shares of the Company's common stock, issued at a value of $11.00 per share, comprising an aggregate value of $60,000, were issued pursuant to these agreements. For purposes of determining the fair value, the Company has used the offering price of $11.00 per share, which is the last price at which shares were issued in a public offering, excluding shares issued through the Company's DRP. Under each of the employment agreements each officer vests an equal portion of shares over a five-year vesting period beginning January 1, 2003. Compensation cost of $12,000 was recorded in connection with the issuance of these shares for the three months ended March 31, 2003.

The officers may also receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period. The number of these shares is to be determined based upon the future performance of the Company beginning January 1, 2003. No additional shares were issued for the three months ended March 31, 2003.

(11) Segment Reporting

The Company owns and acquires "Neighborhood Retail Center" and "Community Centers" located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois, as well as, single-user properties located throughout the United States. The Company currently owns investment properties within the States of Florida, Illinois, Indiana, Michigan, Minnesota, Missouri, Ohio, Tennessee and Wisconsin. These properties are typically anchored by grocery and drug stores complemented with additional stores providing a wide range of other goods and services.

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

The property revenues and property net operations are summarized in the following table for the three months ended March 31, 2003 and 2002, along with reconciliation to income from operations. Net investment properties and total assets are also presented as of March 31, 2003 and 2002:

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2003

(unaudited)

	2003	2002

Total rental and additional rental income	$ 44,166,293	35,976,736
Total property operating expenses	(14,520,998)	(11,884,229)

Property net operating income	29,645,295	24,092,507

Other income:
Lease termination income	369,819	618,981
Interest income	126,898	544,651
Dividend income	273,548	262,245
Other income	119,052	71,858

Other expenses:
Professional services	(81,442)	(141,721)
General and administrative	(1,091,856)	(949,894)
Bad debt expense	(812,105)	(16,146)
Interest expense	(9,941,186)	(7,844,269)
Depreciation and amortization	(8,575,634)	(6,903,762)
Acquisition cost expense	(16,383)	-

Income from operations	$ 10,016,006	9,734,450
	=============	===========
Net investment properties	$ 1,093,920,427	903,327,186
	=============	===========
Non-segment assets	$ 94,311,241	120,023,590
	=============	===========
Total assets	$ 1,188,231,668	1,023,350,776
	=============	===========

(12) Commitments and Contingencies

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

Three of the Company's investment properties are located in tax increment financing districts. The Company has agreed to fund any shortfalls in the Tax Increment generated in these districts. At March 31, 2003, the Company does not believe any monies will be due.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

March 31, 2003

(unaudited)

(13) Subsequent Events

On April 8, 2003, the Company sold a 2,280 square foot free-standing restaurant building, Popeye's, which was part of one of the Company's existing investment properties, Calumet Square, located in Calumet City, Illinois for $365,000.

On April 17, 2003, the Company paid a distribution of $5,172,554 to stockholders of record as of March 1, 2003.

On April 22, 2003, the Company purchased a property from an unaffiliated third party for $16,208,443. The purchase price was funded using cash and cash equivalents. The property is located in Mankato Heights, Minnesota and contains 129,162 square feet of leaseable space. Its major tenants include Michael's, Old Navy and TJ Maxx. An affiliate of The Inland Group, Inc. was paid an acquisition fee equal to 1% of the purchase price of the property, or $162,084, in connection with the purchase of this property.

On May 2, 2003, the Company amended its line of credit agreement with KeyBank N.A. This amendment reduces the interest rate charged on the outstanding balance by 1.25% and extends the maturity to May 2, 2006. In addition, the aggregate commitment of the Company's line was increased by $50,000,000, to a total of $150,000,000. In conjunction with this amendment, the Company paid approximately $750,000 in fees and costs.

On May 6, 2003, the Company obtained a loan secured by Brunswick Market Center, located in Brunswick, Ohio. This loan has a principal balance of $7,130,000, an interest rate of 4.70% and matures in seven years.

On May 6, 2003, the Company obtained a loan secured by Medina Marketplace, located in Medina, Ohio. This loan has a principal balance of $5,250,000, an interest rate of 4.70% and matures in seven years.

In connection with obtaining these financings, the Company paid a commission for mortgage brokerage services to Cohen Financial in an amount equal to $61,900 (equivalent to one-half of one percent of the principal amount of the indebtedness). Joel D. Simmons, one of the Company's independent directors, is a limited partner of Cohen Financial.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Examples of factors which could affect our performance are set forth in our annual report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 27, 2003 under the heading "Investment Considerations."

This section provides a narrative discussion of our Consolidated Balance Sheet as of March 31, 2003 and compares it to the Consolidated Balance Sheet as of December 31, 2002 as well as our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002, respectively. First, we discuss the critical accounting policies that impact the treatment, for financial statement purposes, of certain items such as how we value our investment properties, recognize rental income and depreciate our assets. Next, we discuss the Consolidated Balance Sheets and Consolidated Statements of Cash Flows and how the changes in balance sheet and cash flow items from period to period impact our liquidity and capital resources. Third, we discuss results of operations, including changes in funds from operations from period to period and discuss the impact that inflation may have on our results.

We have elected to be taxed, for federal income tax purposes, as a real estate investment trust ("REIT"). This election has important consequences for it requires us to satisfy certain tests regarding the nature of the revenues we can generate and the distributions that we pay to our stockholders. To ensure that we qualify to be taxed as a REIT, we determine, on a quarterly basis, that the gross income, asset and distribution tests imposed by the Internal Revenue Code are satisfied. We also perform due diligence on potential real estate purchases or temporary investment of uninvested capital, to determine that the income from the new assets would qualify for REIT purposes.

We have qualified to be taxed as a REIT since the year ending December 31, 1995. As such, we generally will not be subject to federal income tax to the extent we satisfy the distribution requirements. If we fail to qualify as a REIT in any taxable year, our income will be subject to federal income tax at regular corporate tax rates. Even if we qualify for taxation as a REIT, our income may be subject to certain state and local taxes and property and federal income and excise taxes on our undistributed income.

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release ("FRR") No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties, recognize rental income and lease termination income, our cost capitalization and depreciation policies and consolidation/equity accounting policies. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide stockholders with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

We allocate the purchase price of the each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases and acquired in place lease origination cost (the market cost avoidance of executing each acquired lease)) and any assumed financing that is determined to be above or below market terms. The allocation of the purchase price is an area that requires complex judgments and significant estimates. The value allocated to land as opposed to building affects the amount of depreciation expense we record. If more value is attributed to land, depreciation expense would be lower than if more value was attributed to building. We use the information contained in the third party appraisals as the primary basis for allocating the purchase price between land and site improvements. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. We also allocate a portion of the purchase price to the estimated lease origination cost based on estimated lease execution costs for similar leases and consider various factors including geographic location and size of leased space. We then evaluate each acquired lease based upon current market rates at the acquisition date and consider various factors including geographic location, size and location of leased space within the investment property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to the acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate. The determination of the discount rate used in the present value calculation is based upon a rate for each individual lease and primarily based upon the credit worthiness of each individual tenant.

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

Recognition of Rental Income. Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as "straight-lining" rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of "straight-lining," rental income exceeded the cash collected for such rent by $510,199 and $307,604 for the three months ended March 31, 2003 and 2002, respectively. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts and rents receivable in the accompanying Consolidated Balance Sheets. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is also included as a component of accounts and rents receivable in the accompanying Consolidated Balance Sheets. In accordance with Staff Accounting Bulletin 101, we defer recognition of contingent rental income, such as percentage/excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectable.

Recognition of Lease Termination Income. We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies. We review all expenditures and capitalize any item exceeding $5,000 deemed to be an upgrade or a tenant improvement. If we capitalize more expenditures, current depreciation expense would be higher, however, total current expenses would be lower. Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements, 15 years for site improvements and the remaining life of the related lease for tenant improvements. Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income. Acquired in place lease origination cost is amortized over the life of the lease as a component of amortization expense.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments. Our most liquid asset is our cash and cash equivalents which consists of cash and short-term investments. Cash and cash equivalents at March 31, 2003 and December 31, 2002 were $19,247,994 and $21,433,995, respectively. Income generated from our investment properties is the primary source from which we generate cash. Other sources of cash include amounts raised from the sale of securities under our dividend reinvestment program ("DRP"), our draws on the line of credit with KeyBank and proceeds from financings secured by our investment properties. The decrease in our cash from December 31, 2002 to March 31, 2003, described in more detail below, results from receiving approximately $19,200,000 from operations, while using approximately $9,300,000 in investing activities and approximately $12,100,000 in financing activities.

As of March 31, 2003, we owned interests in 135 investment properties including thirteen unencumbered by any indebtedness. We generally limit our indebtedness to approximately fifty- percent (50%) of the carrying value of our investment properties in the aggregate. The remaining thirteen unencumbered investment properties have a carrying value of approximately $69,000,000 and would therefore yield approximately $35,000,000 in additional cash from financing, using this standard. These 135 investment properties, in the aggregate, are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $.94 per share on an annual basis.

Cash Flows From Operating Activities

Net cash provided by operating activities increased from $13,858,601 for the three months ended March 31, 2002 to $19,203,105 for the three months ended March 31, 2003 due to a number of factors. Within cash flows from operating activities, net income is increased or decreased adjusted by certain non-cash items. During the three months ended March 31, 2002, we sold more investment properties and recognized approximately $550,000 more in gains than during the three months ended March 31, 2003. Similarly, the straight-lining of rental income, as required by GAAP, increased income more during the three months ended March 31, 2003 than during the three months ended March 31, 2002 by approximately $200,000. During the three months ended March 31, 2003, our operating cash flows were reduced by approximately $275,000 due to the amortization of below market acquired leases. An acquired below market lease is defined as a lease acquired at purchase that is deemed to be below market rent at the date of acquisition. The amortization of acquired below market leases is recorded as an increase to rental income. We had no such amortization during the three months ended March 31, 2002. The amortization of acquired below market leases is subtracted from net income. During the three months ended March 31, 2003, we recorded depreciation expense on our investment properties of $8,343,563, as compared to depreciation of $6,792,299 during the three months ended March 31, 2002. Depreciation is a non-cash expense that is added back to net income. The primary reason for the increase in depreciation is the additional depreciation recorded on properties purchased during 2002 as well as depreciation on approximately $3,000,000 in tenant improvements and additions completed during the three months ended March 31, 2003. During the three months ended March 31, 2003, we recorded amortization expense of $232,071, as compared to $113,936 during the three months ended March 31, 2002. Amortization is a non-cash expense that is added back to net income. Included in amortization expense is amortization on leasing commissions, loan fees and acquired in place lease origination cost on acquired leases. The primary increase in amortization is due to amortization of the acquired in place lease origination cost of our acquired leases, as required by FASB 141, for the three months ended March 31, 2003. Additionally, amortization on loan fees increased approximately $24,000 during the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, due to legal fees in conjunction with debt obtained or refinanced after March 31, 2002. This increase was partially offset by a decrease of approximately $13,000 in amortization of leasing commissions. During the three months ended March 31, 2002, we wrote off approximately $32,000 of leasing commissions in relation to our discontinued operations. During the three months ended March 31, 2003, we recorded approximately $180,000 for amortization of acquired above market leases. An acquired above market lease is defined as a lease acquired at purchase that is deemed to be above market rent at the date of acquisition. The amortization of acquired above market leases is recorded as a decrease to rental income. We had no such amortization during the three months ended March 31, 2002.

Net income is also adjusted for changes in assets and liabilities. These changes decreased cash flows from operating activities for the three months ended March 31, 2003 by approximately $127,000, as compared to approximately $3,900,000 for the three months ended March 31, 2002. Generally, an increase in assets or a decrease in liabilities represents a reduction in operating cash flows. Conversely, a decrease in assets or an increase in liabilities generally represents an increase in operating cash flows. Restricted cash decreased approximately $1,900,000 during the three months ended March 31, 2003, thereby increasing operating cash. This decrease is primarily due to a refund of approximately $2,400,000 from our real estate tax escrow account for the overpayment of monthly escrow payments. This decrease is offset by additional monthly payments to our real estate tax escrow accounts. Accounts and rents receivable increased approximately $2,400,000 and approximately $1,200,000 for the three months ended March 31, 2003 and 2002, respectively, thereby reducing operating cash. These increases are due primarily to increases in accrued real estate taxes. The increase for the three months ended March 31, 2003 is also attributable to amounts recorded for a full three months on properties purchased during the fourth quarter of 2002. Changes in accounts and rents receivable are also affected by changes in payment streams from our tenants. Prepaid rents and unearned income increased approximately $1,000,000 for the three months ended March 31, 2003, thereby increasing operating cash. Prepaid rents and unearned income decreased approximately $1,300,000 for the three months ended March 31, 2002, thereby decreasing operating cash. Payments by tenants are a factor in determining when rent is considered prepaid and receipt of payment from the tenants tends to vary from period to period.

Cash Flows From Investing Activities

We used $9,308,136 in cash for investing activities for the three months ended March 31, 2003 as compared to $2,505,503 for the three months ended March 31, 2002. The primary reason for the increase in cash used is the use of approximately $5,000,000 to purchase one investment property during the three months ended March 31, 2003. During the three months ended March 31, 2002, we did not purchase any investment properties. Additionally, we used approximately $3,300,000 for tenant improvements and additions to our investment properties during the three months ended March 31, 2003, as compared to approximately $1,400,000 during the three months ended March 31, 2002. This increase in cash used was also due to a decrease in cash received for the sale of investment properties. During the three months ended March 31, 2002, we sold one investment property for approximately $1,800,000. During the three months ended March 31, 2003, we did not sell any investment properties. We also used $1,500,000 to purchase the partial interest of a minority interest partner in the Inland Ryan, LLC during the three months ended March 31, 2002. We did not use any cash to purchase minority interests during the three months ended March 31, 2003.

Cash Flows From Financing Activities

We used $12,080,970 in cash for financing activities for the three months ended March 31, 2003, as compared to $4,781,485 for the three months ended March 31, 2002. The increase in cash used is primarily due to no loan proceeds received during the three months ended March 31, 2003, as compared to $8,000,000 received during the three months ended March 31, 2002.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations, maintenance contracts and lease agreements as of March 31, 2003:
Contractual Obligations	Payments due by period

	Total	Less than 1 year	1-3 years (b)	3-5 years	More than 5 years

Long-Term Debt	$ 582,189,886	3,514,867	320,818,424 (c)	231,722,324 (c)	26,134,271
Line of Credit	80,000,000	-	80,000,000	-	-
Office Lease	228,408	-	228,408	-	-
Landscaping (a)	625,000	625,000	-	-	-
Scavenger (a)	448,000	448,000	-	-	-
Parking Lot Cleaning (a)	2,062,000	2,062,000	-	-	-
Tax Increment Financing	-	-	-	-	-

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

  Of the total amount of debt maturing during this period, approximately $118,100,000 matures during the year ending December 31, 2004.

  We currently have guaranteed the repayment of principal and interest of six loans on consolidated assets outstanding with LaSalle Bank N.A. in the aggregate principal amount of $17,850,000. The guarantees will be cancelled upon the successful performance (i.e. payment of all rental obligations for a set period) of certain tenants at the investment properties pledged as collateral for such loans.

Results of Operations

This section describes our results of operations for the three months ended March 31, 2003 and 2002. At March 31, 2003, we owned 31 single-user retail properties, 82 Neighborhood Retail Centers and 22 Community Centers. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for comparable periods. A total of 118 of our investment properties, or "same store" properties, comprising approximately 9.3 million square feet, satisfied this criterion during the periods presented below. The remaining seventeen investment properties, those that have been acquired, sold or held for sale during the three months ended March 31, 2003 and 2002 are presented as "other investment properties" in the table below. The "same store" investment properties represent approximately 83% of the square footage of our portfolio at March 31, 2003. The following table presents the operating results of the investment properties prior to interest, depreciation, amortization and bad debt expense for the three months ended March 31, 2003 and 2002 along with a reconciliation to income from operations, in accordance with GAAP.

Net income for the three months ended March 31, 2003 was $9,874,542, as compared to $10,210,701 for the three months ended March 31, 2002. Net income per share, basic and diluted, was $.15 for the three months ended March 31, 2003, as compared to $.16 for the three months ended March 31, 2002 (based on basic weighted average common shares outstanding of 64,658,652 and 63,606,680, respectively and diluted weighted average common shares outstanding of 64,664,106 and 63,612,134, respectively). The changes in net income are described in more detail below.
	Three months ended March 31, 2003	Three months ended March 31, 2002
Property rental and additional rental income:
"Same store" investment properties (118 properties, approximately 9.3 million square feet)	$ 36,601,298	35,976,736
"Other investment properties"	7,564,995	-

Total property rental and additional rental income	44,166,293	35,976,736
Total other income	889,317	1,497,735

Total income, in accordance with GAAP	$ 45,055,610	37,474,471
	===============	==============
Property operating expenses:
"Same store" investment properties (excluding interest, depreciation, amortization and bad debt expense)	$ 12,230,382	11,884,229
"Other investment properties" (excluding interest, depreciation, amortization and bad debt expense)	2,290,616	-

Total property operating expenses	14,520,998	11,884,229
Total other expenses	20,518,606	15,855,792

Total expenses, in accordance with GAAP	$ 35,039,604	27,740,021
	===============	==============
Net property operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	$ 24,370,916	24,092,507
"Other investment properties"	5,274,379	-

Total property net operating income	29,645,295	24,092,507
Total other net operating loss	(19,629,289)	(14,358,057)

Income from operation, in accordance with GAAP	$ 10,016,006	9,734,450
	===============	==============

On a "same store" basis, (comparing the results of operations of the investment properties owned during the three months ended March 31, 2003 with the results of the same investment properties during the three months ended March 31, 2002), property net operating income increased by approximately $280,000 with total revenues increasing by approximately $630,000 and total property operating expenses increasing by approximately $350,000. Total rental and additional rental income for the three months ended March 31, 2003 was $44,166,293, as compared to $35,976,736 for the three months ended March 31, 2002. The primary reason for this increase was an increase of approximately $7,600,000 in rental and additional rental income received on the properties purchased during 2002. The increase in "same store" income is partially due to the signing of 130 new leases during 2002. This increase is offset by vacancies in these "same store" investment properties. The increase in vacancies was primarily due to the bankruptcy of certain national tenants, most notably, K-Mart and Zany Brainy, and their subsequent rejection of leases at several sites.

K-Mart, a tenant at three of our investment properties, filed its bankruptcy in January 2002. As of March 31, 2003, two of the stores remained open and one had closed. K-mart completed its bankruptcy reorganization on May 6, 2003. The parent company of Zany Brainy, FAO, Inc. ("Zany Brainy"), a tenant at four of our investment properties, filed its bankruptcy in January 2003. As of the date of this filing, leases at three of these locations have been rejected. Zany Brainy completed its bankruptcy reorganization on April 24, 2003. The parent company of Rainbow Foods, Fleming Companies, Inc., a tenant at five of our investment properties, filed its bankruptcy in April 2003. As of the date of this filing, all of the stores are expected to remain open. Eagle Food Centers, Inc., a tenant at three of our investment properties, filed its bankruptcy in April 2003. As of the date of this filing, all of the stores are expected to remain open. The K-Mart, Zany Brainy, Rainbow Foods and Eagle Food Store locations account for approximately 7% of our total square footage and approximately 5% of our annual rental income for the three months ended March 31, 2003. In conjunction with these bankruptcy filings, the Company has recorded approximately $426,000 as provision for doubtful accounts on the accompanying Consolidated Balance Sheets. The Company does not believe that these bankruptcy filings will cause any of its investment properties to be considered impaired under the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Lease termination income for three tenants was $369,819 for the three months ended March 31, 2003, as compared to $618,981 for two tenants for the three months ended March 31, 2002.

We earn interest income by investing our cash and cash equivalents in short-term investments pending investment in real estate. Interest income was $126,898 for the three months ended March 31, 2003, as compared to $544,651 for the three months ended March 31, 2002. The primary reason for this decrease was due to interest received during the three months ended March 31, 2002 of approximately $345,000 for the mortgage receivable for Thatcher Woods Shopping Center. This receivable was subsequently paid during the second quarter of 2002. This decrease is also due to a decrease in the cash and cash equivalents held in short-term investments.

Dividend income earned on our portfolio of preferred and common stocks was $273,548 for the three months ended March 31, 2003, as compared to $262,245 for the three months ended March 31, 2002. This increase is due to an increase in the yield on shares held for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. This increase was offset by a decrease in our preferred and common stocks held for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002.

Total property operating expenses for the three months ended March 31, 2003 were $14,520,998, as compared to $11,884,229 for the three months ended March 31, 2002. The primary reason for this increase was an increase of approximately $2,300,000 in property operating expenses incurred on the properties purchased during 2002. This increase is also due to an increase of approximately $300,000 in property operating expenses incurred on the "same store" investment properties.

Professional services were $81,442 for the three months ended March 31, 2003, as compared to $141,721 for the three months ended March 31, 2002. The legal costs for the three months ended March 31, 2002 were higher than the legal costs for the three months ended March 31, 2003 due primarily to an increase in litigation costs incurred in relation to the lawsuit previously filed on May 1, 2001 between us and our former general counsel and secretary. Cash paid for professional fees for auditing and tax services decreased for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002.

General and administrative expenses were $1,091,856 for the three months ended March 31, 2002, as compared to $949,894 for the three months ended March 31, 2002. This increase is due primarily to an increase in salary and health insurance expenses of approximately $55,000, as a result of increases in staff, as well as annual increases. Additionally, office rents increased approximately $22,000 and supplies increased approximately $15,000 due to the expansion of office space to accommodate the growth of our staff.

Bad debt expense was $812,105 for the three months ended March 31, 2003, as compared to $16,146 for the three months ended March 31, 2002. This increase was due to an increase in the provision for doubtful accounts. The provision for doubtful accounts at March 31, 2003 was increased from March 31, 2002 due to an increase in tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less that ninety days but that management believes are potentially uncollectable pursuant to its review of each specific outstanding balance.

Interest expense was $9,941,186 for the three months ended March 31, 2003, as compared to $7,844,269 for the three months ended March 31, 2002. Interest expense for the three months ended March 31, 2003 includes approximately $1,100,000 of interest expense on the amounts outstanding relating to the line of credit with KeyBank N.A. The increase was also due to an increase in the mortgages payable from approximately $497,200,000 at March 31, 2002 to approximately $582,200,000 at March 31, 2003.

Acquisition cost expense increased by approximately $16,000 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase is due to an increase in investment properties considered for acquisition, but not purchased.

Related Party Transactions

The Inland Group, Inc., through affiliates, owns approximately 10% of our outstanding common stock. For accounting purposes however, we are not directly affiliated with The Inland Group, Inc., or its affiliates, therefore, the expenses paid to these affiliates of The Inland Group, Inc. are classified as expenses to non-affiliates on the Consolidated Statements of Operations. During the three months ended March 31, 2003 and 2002, we purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations, property tax reduction services and mail processing from affiliates of The Inland Group, Inc. We pay for these services on an hourly basis. The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses. Computer services were purchased at a contract rate of $30 per hour. We continue to purchase these services from The Inland Group, Inc. affiliates and for the three months ended March 31, 2003 and 2002, these expenses, totaling $184,785 and $113,161, respectively, are included in general and administrative expenses and property operating expenses. Additionally, we lease our corporate office space from an affiliate of The Inland Group, Inc. Payments under this lease for the three months ended March 31, 2003 and 2002 were $57,102 and $35,113, respectively, and are also included in general and administrative expenses to non-affiliates.

During the three months ended March 31, 2003, we purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc. The fees for these services are based on costs incurred by The Inland Real Estate Group, Inc. and are currently purchased at $220 per hour. For the three months ended March 31, 2003 and 2002, we paid $57,968 and $24,567, respectively, for these legal services.

An affiliate of The Inland Group, Inc. is the mortgagee on the Walgreens property, located in Decatur, Illinois. As of March 31, 2003, the remaining balance of the mortgage is $646,510. The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004. For the three months ended March 31, 2003 and 2002, we paid principal and interest payments totaling $17,067 each period on this mortgage.

On February 1, 2001, a wholly-owned subsidiary of ours entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. Richard Dube, the brother-in-law of Mr. Daniel Goodwin, one of our directors, is the president and a principal owner of Tri-Land. Each partner's initial equity contribution was $500,000. A wholly-owned subsidiary of ours has the right of first refusal to acquire the property after it is redeveloped. As of March 31, 2003, our net investment was ($127,286). In addition, we have committed to lend the LLC up to $17,800,000. The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances. The loan matures in five years. As of March 31, 2003, the principal balance of this mortgage receivable was $7,005,933.

Joint Ventures

Our accompanying consolidated financial statements include, in addition to the accounts of our wholly-owned subsidiaries, the accounts of Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (Inland Ryan and Inland Ryan Cliff Lake are collectively referred to as the "LLCs"). Due to our ability as managing member to directly control these LLCs, they are consolidated for financial reporting purposes. The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements. As of March 31, 2003, we have entered into four amendments to the LLC agreement with the non-managing members to reflect various transactions with individual members of Inland Ryan, LLC. In aggregate, these amendments had no effect on our interest or on the non-managing members' interest in Inland Ryan, LLC which remains at approximately 78% and 22%, respectively.

On February 1, 2001, a wholly-owned subsidiary of ours entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65. The property currently has one anchor tenant, a 139,451 square foot Burlington Coat Factory store on the south end of the property. On the north end of the property, there is a vacant 148,420 square foot store, previously occupied by Montgomery Wards, which is currently being marketed to new users. In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property. The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of up to 104,700 square feet of new open-air retail space between the existing anchors. The first phase of new construction commenced in January 2003 for an 18,000 square foot retail building fronting U.S. Route 30. This building will be anchored by a 4,800 square foot Panera Bread store pursuant to an executed ten year lease. It is anticipated that completion of construction and lease up of this building will occur by the fourth quarter of 2003. Each partner's initial equity contribution was $500,000. We are a non-managing member of the LLC and do not exercise control therefore, we use the equity method. Under the equity method, the operations of a joint venture are not consolidated with our operations but instead are reflected as income or loss from the operations of unconsolidated ventures on our Consolidated Statement of Operations. Additionally, our net investment in the joint venture is reflected as an asset on the Consolidated Balance Sheets. A wholly-owned subsidiary of our has the right of first refusal to acquire the property after it is redeveloped. As of March 31, 2003, our net investment was ($127,286). In addition, we have committed to lend the LLC up to $17,800,000. The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances. The loan matures in five years. As of March 31, 2003, the principal balance of this mortgage receivable was $7,005,933.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests obtained in variable interest entities after January 31, 2003. The interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The interpretation requires certain disclosures in financial statements issued after January 21, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the interpretation becomes effective.

As described above, we have historically accounted for our investments in joint ventures, where we are not the managing member and do not have control, using the equity method of accounting. Management is in the process of analyzing FIN 46 to determine the impact, if any, on our financial statements. Our maximum exposure to loss as a result of its involvement with the joint venture is approximately $7,000,000, potentially reduced by $2,500,000, which is guaranteed by Tri-Land Properties, Inc.

Funds from Operations

We consider "Funds From Operations" or "FFO" for short, a widely accepted and appropriate measure of performance for a REIT that provides a relevant basis for comparison among REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because management believes that FFO provides a better basis than net income for comparing our performance and operations to those of other REITs. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income. This allows us to compare our relative property performance to determine our return on capital. Management uses the calculation of FFO for several reasons. FFO is used in certain employment agreements to determine incentives received based on our performance. We also use FFO to compare our performance to that of other REITs in our peer group. Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items, which are capitalized, do not impact FFO, whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. FFO does not represent cash flows from operations as defined by GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance. FFO is calculated as follows:
	Three months ended March 31, 2003	Three months ended March 31, 2002

Net income, in accordance with GAAP	$ 9,874,542	10,210,701
Gain on sale of investment property	-	(548,016)
Equity in depreciation of unconsolidated ventures	20,512	20,512
Amortization on in place lease origination cost	71,119	-
Amortization on leasing commissions	110,617	123,229
Depreciation, net of minority interest	8,144,791	6,588,397

Funds From Operations	$ 18,221,581	16,394,823
	===============	===============
Funds From Operations per common share, basic and diluted	$ .28	.26
	===============	===============
Net income, in accordance with GAAP per common share, basic and diluted	$ .15	.16
	===============	===============
Weighted average common stock shares outstanding, basic	64,658,652	63,606,680
	===============	===============
Weighted average common stock shares outstanding, diluted	64,664,106	63,612,134
	===============	===============

The following table lists the approximate physical occupancy levels for our investment properties as of the end of each quarter during 2003 and 2002. N/A indicates we did not own the investment property at the end of the quarter.
	Gross
	Leasable
	Area	03/31/02	06/30/02	09/30/02	12/31/02	03/31/03	06/30/03	09/30/03	12/31/03
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Ameritech, Joliet, IL	4,504	100	100	100	100	100
Aurora Commons, Aurora, IL	126,908	97	97	97	99	98
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100
Baytowne Square, Champaign, IL	118,842	98	98	87	94	89
Bergen Plaza, Oakdale, MN	272,283	99	99	99	99	100
Berwyn Plaza, Berwyn, IL	18,138	26	26	26	20	26(a)
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	N/A	N/A	N/A	88	91
Burnsville Crossing, Burnsville, MN	91,015	100	100	95	98	99
Byerly's Burnsville, Burnsville, MN	72,365	100	100	100	100	100
Calumet Square, Calumet City, IL	39,936	53	53	53	53	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100
Chatham Ridge, Chicago, IL	175,774	95	95	93	96	96
Chestnut Court, Darien, IL	170,027	100	99	98	97	96(a)
Circuit City, Traverse City, MI	21,337	100	100	100	100	100
Cliff Lake Centre, Eagan, MN	73,582	95	95	99	100	95(a)
Cobblers Crossing, Elgin, IL	102,643	100	100	100	100	100
Crestwood Plaza, Crestwood, IL	20,044	100	100	100	100	32
Cub Foods, Buffalo Grove, IL	56,192	0	0	0	0	0(a)
Cub Foods, Hutchinson, MN	60,208	N/A	N/A	N/A	N/A	0(a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0(a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	N/A	N/A	100	100	100
Disney, Celebration, FL	166,131	N/A	N/A	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100
Dominick's, Hammond, IN	71,313	0	0	0	100	100
Dominick's, Highland Park, IL	71,442	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	100	100	0	0	0(a)
	Gross
	Leasable
	Area	03/31/02	06/30/02	09/30/02	12/31/02	03/31/03	06/30/03	09/30/03	12/31/03
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Downers Grove Mkt, Downers Grove, IL	104,449	99	99	99	99	92(a)
Eagle Country Market, Roselle, IL	42,283	100	100	100	100	100
Eagle Crest, Naperville, IL	67,632	100	100	100	100	97(a)
Eagle Ridge Center, Lindenhurst, IL	56,142	100	100	100	100	100
Eastgate Shopping Center, Lombard, IL	132,145	89	85	87	94	95
Eckerd Drug, Chattanooga, TN	10,908	N/A	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	100	100	100	100	100
Elmhurst City Center, Elmhurst, IL	39,350	66	84	84	84	97
Fairview Hts. Plaza, Fairview Hts., IL	167,491	89	89	89	89	89
Fashion Square, Skokie, IL	84,580	78	78	86	86	86
Forest Lake Marketplace, Forest Lake, MN	93,853	N/A	N/A	96	96	92(a)(b)
Four Flaggs, Niles, IL	324,961	N/A	N/A	N/A	78	81
Four Flaggs Annex, Niles, IL	21,415	N/A	N/A	N/A	100	100
Gateway Square, Hinsdale, IL	40,170	96	97	97	93	97(a)
Goodyear, Montgomery, IL	12,903	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	67	67	100	100	100
Hartford Plaza, Naperville, IL	43,762	100	100	100	100	100
Hawthorn Village, Vernon Hills, IL	98,806	96	96	97	97	98
Hickory Creek Market, Frankfort, IL	55,831	97	90	94	94	94
High Point Center, Madison, WI	86,004	94	87	87	91	94(a)
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	47	47	47	47	47
Iroquois Center, Naperville, IL	140,981	87	87	87	72	85(a)
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	100	100	100	100	100
Lake Park Plaza, Michigan City, IN	229,639	69	69	69	69	69(a)
Lansing Square, Lansing, IL	233,508	99	99	96	97	97
Mallard Crossing, Elk Grove Village, IL	82,929	29	29	97	41	29
Maple Grove Retail, Maple Grove, MN	79,130	97	97	87	97	87(a)
Maple Park Place, Bolingbrook, IL	220,095	73	23	23	50	50
Maple Plaza, Downers Grove, IL	31,298	100	100	100	100	100
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100
Medina Marketplace, Medina, OH	72,781	N/A	N/A	N/A	100	100
Michael's, Coon Rapids, MN	24,240	N/A	N/A	100	100	100
Mundelein Plaza, Mundelein, IL	68,056	97	97	97	100	100
	Gross
	Leasable
	Area	03/31/02	06/30/02	09/30/02	12/31/02	03/31/03	06/30/03	09/30/03	12/31/03
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Nantucket Square, Schaumburg, IL	56,981	79	79	75	96	94(a)
Naper West, Naperville, IL	164,812	66	66	66	66	67
Naper West Ph II, Naperville, IL	50,000	N/A	N/A	N/A	0	0
Niles Shopping Center, Niles, IL	26,109	73	75	95	73	73
Oak Forest Commons, Oak Forest, IL	108,330	99	99	100	100	100
Oak Forest Commons III, Oak Forest, IL	7,424	50	72	100	62	62
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	80
Orland Greens, Orland Park, IL	45,031	97	100	100	100	73
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100
Park Center Plaza, Tinley Park, IL	194,599	98	98	98	98	98
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	100
Park Square, Brooklyn Park, MN	137,116	N/A	N/A	92	93	93
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100
Party City, Oakbrook Terrace, IL	10,000	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	97	98	98	95	95
Plymouth Collection, Plymouth, MN	40,815	96	96	91	94	94
Prairie Square, Sun Prairie, WI	35,755	71	68	72	72	83
Prospect Heights, Prospect Heights, IL	28,080	69	61	61	82	82
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	100	100	100	100	100
Randall Square, Geneva, IL	216,201	99	99	99	100	97(a)
Regency Point, Lockport, IL	54,841	92	100	100	100	100
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	100
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	94	94	94	98	96(a)
River Square Center, Naperville, IL	58,260	86	89	81	92	94
Rivertree Court, Vernon Hills, IL	298,862	98	98	99	99	93
Rose Naper Plaza East, Naperville, IL	11,658	100	100	100	100	100
Rose Naper Plaza West, Naperville, IL	14,335	100	100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100
Salem Square, Countryside, IL	112,310	91	91	91	91	97
Schaumburg Plaza, Schaumburg, IL	61,485	60	59	93	93	97
Schaumburg Promenade, Schaumburg, IL	91,831	89	79	90	90	90(a)
Sears, Montgomery, IL	34,300	90	90	90	95	95
	Gross
	Leasable
	Area	03/31/02	06/30/02	09/30/02	12/31/02	03/31/03	06/30/03	09/30/03	12/31/03
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Sequoia Shopping Ctr, Milwaukee, WI	35,407	67	63	63	68	72
Shakopee Valley, Shakopee, MN	146,430	N/A	N/A	N/A	100	100
Shingle Creek, Brooklyn Center, MN	39,456	97	96	96	96	89
Shoppes of Mill Creek, Palos Park, IL	102,422	98	95	95	93	98
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	18	18	18	9	9
Shops at Orchard Place, Skokie, IL	164,400	N/A	N/A	N/A	96	96(b)
Shorecrest Plaza, Racine, WI	-	95	N/A	N/A	N/A	N/A
Six Corners, Chicago, IL	80,650	86	86	91	88	88
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	98	98	93	95	95
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100
St. James Crossing, Westmont, IL	49,994	100	98	97	88	88(a)
Staples, Freeport, IL	24,049	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	93	93	95	95	95
Summit of Park Ridge, Park Ridge, IL	33,252	91	94	94	94	89(a)
Terramere Plaza, Arlington Heights, IL	40,965	67	69	68	73	66(a)
Thatcher Woods, River Grove, IL	193,313	N/A	98	98	98	98
Townes Crossing, Oswego, IL	105,989	N/A	N/A	86	86	86(b)
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100
V. Richard's Plaza, Brookfield, WI	107,952	77	79	79	79	81
Walgreens, Decatur, IL	13,500	100	100	100	100	100
Walgreens, Jennings, MO	15,120	N/A	N/A	N/A	100	100
Walgreens, Woodstock, IL	15,856	100	100	100	100	100
Wauconda Shopping Ctr, Wauconda, IL	31,357	77	77	77	100	100
West River Crossing, Joliet, IL	32,452	96	96	91	91	91
Western and Howard, Chicago, IL	12,784	78	78	78	78	78
Wilson Plaza, Batavia, IL	11,160	100	100	100	100	100
Winnetka Commons, New Hope, MN	42,415	60	65	65	65	65(a)
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100	100	100	100	100
Woodfield Comm E/W, Schaumburg, IL	207,583	100	100	100	100	100
Woodfield Plaza, Schaumburg, IL	177,160	78	78	94	76	70(a)
Woodland Commons, Buffalo Grove, IL	170,070	95	93	93	90	89(a)
Woodland Heights, Streamwood, IL	120,436	87	87	87	94	87
Zany Brainy, Wheaton, IL	12,499	100	100	100	100	100
	10,168,230

(a) We received rent from tenants who have vacated but are still obligated under their lease terms which results in economic occupancy ranging from 73% to 100% at March 31, 2003 for each of these centers.

Subsequent Events

On April 8, 2003, we sold a 2,280 square foot free-standing restaurant building, Popeye's, which was part of one of our existing investment properties, Calumet Square, located in Calumet City, Illinois for $365,000.

On April 17, 2003, we paid a distribution of $5,172,554 to stockholders of record as of March 1, 2003.

On April 22, 2003, we purchased a property from an unaffiliated third party for $16,208,443. The purchase price was funded using cash and cash equivalents. The property is located in Mankato Heights, Minnesota and contains 129,162 square feet of leaseable space. Its major tenants include Michael's, Old Navy and TJ Maxx. An affiliate of The Inland Group, Inc. was paid an acquisition fee equal to 1% of the purchase price of the property, or $162,084, in connection with the purchase of this property.

On May 2, 2003, we amended our line of credit agreement with KeyBank N.A. This amendment reduces the interest rate charged on the outstanding balance by 1.25% and extends the maturity to May 2, 2006. In addition, the aggregate commitment of our line was increased by $50,000,000, to a total of $150,000,000. In conjunction with this amendment, we paid approximately $750,000 in fees and costs.

On May 6, 2003, we a loan secured by Brunswick Market Center, located in Brunswick, Ohio. This loan has a principal balance of $7,130,000, an interest rate of 4.70% and matures in seven years.

On May 6, 2003, we obtained a loan secured by Medina Marketplace, located in Medina, Ohio. This loan has a principal balance of $5,250,000, an interest rate of 4.70% and matures in seven years.

In connection with obtaining these financings, we paid a commission for mortgage brokerage services to Cohen Financial in an amount equal to $61,900 (equivalent to one-half of one percent of the principal amount of the indebtedness). Joel D. Simmons, one of our independent directors, is a limited partner of Cohen Financial.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2003 and 2002 we had no derivative instruments. We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument. We will designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure. Gains and losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument. If a derivative terminates or is sold, the gain or loss is deferred and amortized over the remaining life of the derivative. We will only enter into derivative transactions that satisfy the aforementioned criteria.

We are exposed to interest rate changes primarily as a result of the fact that some of our long-term debt consists of variable interest rate loans. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with such conversion. Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2007 and thereafter and weighted average interest rates for the debt maturing in each specified period.
	2003	2004	2005	2006	2007	Thereafter

Fixed rate debt	$ 3,514,867	104,163,479	86,587,900	56,627,470	35,655,322	190,803,773
Weighted average interest rate	6.66%	7.05%	7.12%	6.22%	6.43%	6.29%

Variable rate debt	-	13,912,700	14,116,700	45,410,175	-	31,397,500
Weighted average interest rate	-	2.64%	2.71%	3.14%	-	3.14%

The table above reflects indebtedness outstanding as of March 31, 2003, and does not reflect indebtedness incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of our mortgages is estimated to be $104,837,075 for mortgages which bear interest at variable rates and $482,531,849 for mortgages which bear interest at fixed rates. We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

Approximately $104,800,000, or 18% of our mortgages payable at March 31, 2003, have variable interest rates averaging 3.01%. An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

3.2 Amended and Restated Bylaws of the Registrant (2)

4.1 Specimen Stock Certificate (3)

10.1 Amended and Restated Independent Director Stock Option Plan (4)

    Employment Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (5)

    Supplemental Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (5)

    Consulting Agreement between the Registrant and Robert D. Parks dated July 1, 2000 (2)

    Employment Agreement between the Registrant and D. Scott Carr dated (*)

    Employment Agreement between the Registrant and William W. Anderson dated (*)

99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

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

(*) Filed as part of this document.

  Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION
/s/ ROBERT D. PARKS

By: Robert D. Parks
President, Chief Executive Officer
and Chairman of the Board
Date: May 13, 2003

/s/ MARK E. ZALATORIS
By: Mark E. Zalatoris
Senior Vice President, Chief
Financial Officer and Treasurer
Date: May 13, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 13, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 13, 2003

/s/ MARK E. ZALATORIS

By: Mark E. Zalatoris
Chief Financial Officer