Form 10-Q
period 2003-06-30
INLAND REAL ESTATE CORP
filed 2003-08-07
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No

As of August 5, 2003, there were 65,139,387 Shares of Common Stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Consolidated Financial Statements

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets

June 30, 2003 and December 31, 2002

Assets

	June 30, 2003 (unaudited)	December 31, 2002
Investment properties:
Land	$337,392,198	335,485,705
Building and improvements	894,820,794	875,898,829

	1,232,212,992	1,211,384,534
Less accumulated depreciation	131,331,387	117,939,233

Net investment properties	1,100,881,605	1,093,445,301

Cash and cash equivalents	20,963,397	21,433,995
Investment in securities (net of an unrealized gain of $1,543,952 and $1,151,182 at June 30, 2003 and December 31, 2002, respectively	12,935,894	12,578,575
Investment in marketable securities	63,991	63,073
Investment property held for sale (net of accumulated depreciation of $3,265,146)	16,388,048	-
Restricted cash	7,684,723	10,398,430
Accounts and rents receivable (net of provision for doubtful accounts of $3,349,196 and $2,678,945 at June 30, 2003 and December 31, 2002, respectively)	33,905,872	30,795,862
Mortgage receivable (net of investment in LLC of ($338,371) and $74,723 at June 30, 2003 and December 31, 2002, respectively)	7,540,795	6,716,013
Deposits and other assets	1,379,368	656,756
Acquired above market lease intangibles (net of accumulated amortization of $540,999 and $181,744 at June 30, 2003 and December 31, 2002, respectively)	5,688,443	5,726,993
Acquired in place lease intangibles (net of accumulated amortization of $247,253 and $79,294 at June 30, 2003 and December 31, 2002, respectively)	5,493,775	1,958,320
Leasing fees (net of accumulated amortization of $1,067,887 and $839,177 at June 30, 2003 and December 31, 2002, respectively)	1,779,422	1,519,353
Loan fees (net of accumulated amortization of $4,112,389 and $3,360,671 at June 30, 2003 and December 31, 2002, respectively)	5,101,679	4,738,340

Total assets	$1,219,807,012	1,190,031,011
	===========	==========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

June 30, 2003 and December 31, 2002

Liabilities and Stockholders' Equity

	June 30, 2003 (unaudited)	December 31, 2002
Liabilities:
Accounts payable and accrued expenses	$2,496,950	1,801,279
Acquired below market lease intangibles (net of accumulated amortization of $810,306 and $247,611 at June 30, 2003 and December 31, 2002, respectively)	6,583,580	6,771,727
Accrued interest	1,812,574	1,856,638
Accrued real estate taxes	25,831,200	24,405,734
Distributions payable	5,173,235	5,310,303
Security and other deposits	2,939,972	2,991,480
Mortgages payable	585,236,617	582,282,367
Line of credit	100,000,000	80,000,000
Prepaid rents and unearned income	3,143,629	2,356,484
Liabilities associated with assets held for sale	9,647,151	-
Other liabilities	2,179,588	3,048,898

Total liabilities	745,044,496	710,824,910

Minority interest	21,862,007	22,456,919

Stockholders' Equity:
Preferred stock, $.01 par value, 6,000,000 Shares authorized; none issued and outstanding at June 30, 2003 and December 31, 2002	-	-
Common stock, $.01 par value, 100,000,000 Shares authorized; 64,971,786 and 64,460,139 Shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	649,718	644,601
Additional paid-in capital (net of offering costs of $58,816,092)	620,314,833	614,459,497
Deferred stock compensation	(48,000)	(60,000)
Accumulated distributions in excess of net income	(169,559,994)	(159,446,098)
Accumulated other comprehensive income	1,543,952	1,151,182

Total stockholders' equity	452,900,509	456,749,182

Commitments and contingencies

Total liabilities and stockholders' equity	$1,219,807,012	1,190,031,011
	==========	=========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Operations

For the three and six months ended June 30, 2003 and 2002
(unaudited)

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002
Income:
Rental income	$31,637,731	25,732,771	62,580,365	51,101,462
Additional rental income	11,850,811	10,262,992	24,429,187	20,376,535
Lease termination income	-	-	369,819	618,981
Interest income	130,674	411,678	257,572	1,027,796
Dividend income	277,139	326,070	550,687	588,315
Other income	117,749	117,818	233,707	191,821

	44,014,104	36,851,329	88,421,337	73,904,910
Expenses:
Professional services	173,089	91,185	254,531	232,906
General and administrative expenses	1,441,402	1,205,538	2,533,258	2,155,412
Bad debt expense	624,932	630,832	1,351,105	696,087
Property operating expenses	13,066,935	11,116,062	27,468,059	22,878,290
Interest expense	9,869,162	7,849,433	19,657,962	15,549,829
Depreciation	8,356,313	6,781,854	16,560,622	13,434,902
Amortization	264,923	125,010	496,733	238,686
Acquisition cost expenses	6,849	-	23,232	20

	33,803,605	27,799,914	68,345,502	55,186,132

Income from operations	10,210,499	9,051,415	20,075,835	18,718,778
Minority interest	(177,539)	(222,441)	(357,843)	(445,940)
Loss from operations of unconsolidated ventures	(187,821)	(2,816)	(160,833)	(16,738)

Income before discontinued operations	9,845,139	8,826,158	19,557,159	18,256,100

Discontinued operations
Income from discontinued operations (including gain on sale of investment properties of $2,529 and $814,070 for the three months ended June 30, 2003 and 2002, respectively, and $2,529 and $1,362,086 for the six months ended June 30, 2003 and 2002, respectively)	239,055	919,827	528,863	1,700,585

Net income	10,084,194	9,745,985	20,086,022	19,956,685

Other comprehensive income:
Unrealized gain on investment securities	837,219	344,546	392,770	734,085

Comprehensive income	$10,921,413	10,090,531	20,478,792	20,690,770
	========	========	========	========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Operations
(continued)

For the three and six months ended June 30, 2003 and 2002
(unaudited)

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002

Income before discontinued operations per common share, basic and diluted	$.15	.14	.30	.29
	==========	==========	==========	==========
Income from discontinued operations per common share, basic and diluted	$-	.01	.01	.02
	==========	==========	==========	==========
Net income per common share, basic and diluted	$.15	.15	.31	.31
	==========	==========	==========	==========
Weighted average common shares outstanding, basic	64,904,385	63,868,407	64,781,518	63,737,766
	==========	==========	==========	==========
Weighted average common shares outstanding, diluted	64,909,839	63,873,861	64,786,972	63,743,220
	==========	==========	==========	==========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statement of Stockholders' Equity

For the six months ended June 30, 2003
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total

Balance January 1, 2003	64,460,139	$644,601	614,459,497	(60,000)	(159,446,098)	1,151,182	456,749,182

Net income	-	-	-	-	20,086,022	-	20,086,022

Other comprehensive income	-	-	-	-	-	392,770	392,770

Distributions declared ($.47 for the six months ended June 30, 2003 per common share outstanding)	-	-	-	-	(30,199,918)	-	(30,199,918)

Proceeds from DRP	1,052,429	10,524	10,987,354	-	-	-	10,997,878

Stock compensation	-	-	-	12,000	-	-	12,000

Repurchase of shares	(540,782)	(5,407)	(5,132,018)	-	-	-	(5,137,425)

Balance June 30, 2003	64,971,786	$649,718	620,314,833	(48,000)	(169,559,994)	1,543,952	452,900,509
	=======	======	=========	=========	===========	==========	========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the six months ended June 30, 2003 and 2002
(unaudited)

	Six months ended June 30, 2003	Six months ended June 30, 2002
Cash flows from operating activities:
Net income	$20,086,022	19,956,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,560,622	13,434,902
Amortization	496,733	238,686
Depreciation and amortization related to discontinued operations	213,822	351,801
Amortization of deferred stock compensation	12,000	-
Amortization on acquired above market leases	359,255	-
Amortization on acquired below market leases	(562,695)	-
Gain on sale of investment properties	(2,529)	(1,362,086)
Minority interest	357,843	445,940
Loss from operations of unconsolidated ventures	413,094	16,738
Rental income under master lease agreements	132,447	5,707
Straight line rental income	(1,194,454)	(706,706)
Provision for doubtful accounts, net	933,009	282,996
Interest on unamortized loan fees	710,828	488,990
Changes in assets and liabilities:
Restricted cash	1,740,368	(286,508)
Accounts and rents receivable	(3,765,203)	(1,528,446)
Deposits and other assets	(724,784)	(759,847)
Accounts payable and accrued expenses	501,772	228,698
Accrued interest payable	5,753	(95,923)
Accrued real estate taxes	1,697,722	1,239,675
Security and other deposits	(14,802)	(127,806)
Other liabilities	(2,823)	937
Prepaid rents and unearned income	802,428	(1,536,682)

Net cash provided by operating activities	38,756,428	30,287,752

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the six months ended June 30, 2003 and 2002
(unaudited)

	Six months ended June 30, 2003	Six months ended June 30, 2002
Cash flows from investing activities:
Restricted cash	$973,339	(3,604,138)
Escrows held for others	(866,487)	(170,695)
Sale of investment securities	35,451	461,800
Purchase of marketable securities	(918)	-
Additions to investment properties, net of accounts payable	(8,394,388)	(3,871,856)
Purchase of investment properties	(35,312,433)	(21,018,608)
Proceeds from sale of investment property	494,237	7,903,605
Purchase of minority interest units	-	(1,500,000)
Mortgages receivable	(1,237,876)	14,920,451
Leasing fees	(493,152)	(402,972)

Net cash used in investing activities	(44,802,227)	(7,282,413)

Cash flows from financing activities:
Proceeds from DRP	10,997,878	10,745,951
Repurchase of shares	(5,137,425)	(4,566,369)
Loan proceeds	12,380,000	8,000,000
Proceeds from unsecured line of credit	20,000,000	25,000,000
Loan fees	(1,194,762)	(1,811,510)
Distributions paid	(31,289,740)	(30,723,853)
Payoff of debt	-	(3,853,000)
Principal payments of debt	(180,750)	(115,743)

Net cash provided by financing activities	5,575,201	2,675,476

Net increase (decrease) in cash and cash equivalents	(470,598)	25,680,815

Cash and cash equivalents at beginning of period	21,433,995	29,976,991

Cash and cash equivalents at end of period	$20,963,397	55,657,806
	=========	=========

Supplemental schedule of noncash investing and financing activities:

Distributions payable	$5,173,235	5,088,630
	=========	=========
Cash paid for interest	$19,228,914	16,246,250
	=========	=========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003
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

The Company, through a total of four public offerings of common stock, on a best efforts basis, sold a total of 51,642,397 shares of its common stock at prices ranging from $10 to $11 per share.  In addition, as of June 30, 2003, the Company had issued 11,720,169 shares through the Company's Distribution Reinvestment Program ("DRP") at prices ranging from $9.05 to $10.45 per share and has repurchased a total of 4,578,588 shares through the Company's Share Repurchase Program at prices ranging from $9.05 to $9.50 per share, for an aggregate cost of $42,552,838.  As a result, the Company has realized total offering proceeds of $679,780,643 as of June 30, 2003.

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

June 30, 2003
(unaudited)

In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the period presented herein.  Results of interim periods are not necessarily indicative of results to be expected for the year.

Certain reclassifications were made to the 2002 financial statements to conform to the 2003 presentation.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale or held-to-maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.   All securities not included in trading or held-to-maturity are classified as available for sale.  Investment in securities at June 30, 2003 consists of preferred and common stock investments in various real estate investment trusts and are classified as available-for-sale securities.  Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  Dividend income is recognized when received.  Sales of investment securities available-for-sale during the six months ended June 30, 2003 resulted in a gain on sale of $2,299.  This gain is included in other income in the accompanying Consolidated Statements of Operations.

On January 1, 2003, the Company adopted FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34."  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The adoption of FIN 45 did not have a material effect on the Company's financial statements.

On January 1, 2003, the Company adopted FASB Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  Adoption of this standard did not have an impact on our results of operations or financial condition because all stock based compensation is recorded at fair value.

Depreciation expense is computed using the straight-line method.  Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements, 15 years for site improvements and the remaining life of the related lease for tenant improvements.

Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income.  Acquired leases are amortized over the average lease term as a component of amortization expense.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2003
(unaudited)

(2) Joint Ventures

The accompanying consolidated financial statements of the Company include, in addition to the accounts of the wholly-owned subsidiaries, the accounts of Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (Inland Ryan and Inland Ryan Cliff Lake are collectively referred to as the "LLCs").  Due to the Company's ability as managing member to directly control these LLCs, they are consolidated with the Company for financial reporting purposes.  The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements.  As of June 30, 2003, the Company and the non-managing members have entered into four amendments to the LLC agreement to reflect various transactions with individual members of Inland Ryan, LLC.  In aggregate, these amendments had no effect on the Company's and the non-managing members' interest in Inland Ryan, LLC which remains at approximately 78% and 22%, respectively.

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana.  The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65.  The property currently has one anchor tenant, a 139,451 square foot Burlington Coat Factory store on the south end of the property.  On the north end of the property, there is a vacant 148,420 square foot store, previously occupied by Montgomery Wards, which is currently being marketed to new users.  In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property.  The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of up to 104,700 square feet of new open-air retail space between the existing anchors.  The first phase of new construction commenced in January 2003 for an 18,000 square foot retail building fronting U.S. Route 30.  This building will be anchored by a 4,800 square foot Panera Bread store pursuant to an executed ten year lease.  It is anticipated that completion of construction and lease up of this building will occur by the fourth quarter of 2003.  Each partner's initial equity contribution was $500,000.  The Company is a non-managing member of the LLC and does not exercise control therefore, the Company uses the equity method to account for this venture.  Under the equity method, the operations of a joint venture are not consolidated with the operations of the Company but instead are reflected as income or loss from the operations of unconsolidated ventures on the Company's Consolidated Statements of Operations.  Additionally, the Company's net investment in the joint venture is reflected as an asset on the Consolidated Balance Sheets.  A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped.  As of June 30, 2003, the Company's allocable share of the income and losses of this venture was netted against its initial investment of $500,000 to net to ($338,371) on the accompanying Consolidated Balance Sheets.  In addition, the Company has committed to lend the LLC up to $17,800,000.  The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances.  The loan matures in five years.  As of June 30, 2003, the principal balance of this mortgage receivable was $7,879,166.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51.  This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation.  The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests obtained in variable interest entities after January 31, 2003.  The interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003.   The interpretation requires certain disclosures in financial statements issued after January 21, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2003
(unaudited)

As described above, the Company has historically accounted for its investments in joint ventures, where the Company is not the managing member and does not have control, using the equity method of accounting.  Management is in the process of analyzing FIN 46 to determine the impact, if any, on the Company's financial statements.  The Company's current maximum exposure to loss as a result of its involvement with the joint venture is approximately $7,500,000, potentially reduced by $2,500,000, which is guaranteed by Tri-Land Properties, Inc.

(3) Transactions with Related Parties

The Inland Group, Inc., through affiliates, owns approximately 9.5% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc., or its affiliates, therefore, the expenses paid to these affiliates of The Inland Group, Inc. are classified as expenses to non-affiliates on the Consolidated Statements of Operations.  During the three and six months ended June 30, 2003 and 2002, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations, property tax reduction services and mail processing from or through affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $30 per hour.  The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the six months ended June 30, 2003 and 2002, these expenses, totaling $415,062 and $281,906, respectively, are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the six months ended June 30, 2003 and 2002 were 115,646 and $70,266, respectively, and are also included in general and administrative expenses.

During the six months ended June 30, 2003, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc.  The fees for these services are based on costs incurred by The Inland Real Estate Group, Inc. and are currently purchased at $220 per hour.  For the six months ended June 30, 2003 and 2002, the Company paid $88,438 and $104,612, respectively, for these legal services.

An affiliate of The Inland Group, Inc. is the mortgagee on the Walgreens property, located in Decatur, Illinois.  As of June 30, 2003, the remaining balance of the mortgage was $641,786.  The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004.  For the six months ended June 30, 2003 and 2002, the Company paid principal and interest payments totaling $34,133 each period on this mortgage.

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana.  Richard Dube, the brother-in-law of Mr. Daniel Goodwin, one of the Company's directors, is the president and a principal owner of Tri-Land.  Each partner's initial equity contribution was $500,000.  A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped.  As of June 30, 2003, the Company's net investment was ($338,371).  In addition, the Company has committed to lend the LLC up to $17,800,000.  The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances.  The loan matures in five years.  As of June 30, 2003, the principal balance of this mortgage receivable was $7,879,166.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2003
(unaudited)

In May 2003, the Company completed financing transactions which resulted in the Company incurring additional indebtedness of $12,380,000.  In connection with obtaining these financings, which are secured by certain of the Company's investment properties, the Company paid a commission for mortgage brokerage services to Cohen Financial in an amount equal to $61,900 (equivalent to one-half of one percent of the principal amount of the indebtedness).  The Company anticipates utilizing the services of Cohen Financial in future financing activities.  In each case, the Company anticipates paying Cohen Financial a brokerage fee equal to one-half of one percent.  Joel D. Simmons, one of the Company's independent directors, is a limited partner of Cohen Financial.

(4) Investment Properties

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of June 30, 2003, the Company had four investment properties, Townes Crossing, located in Oswego, Illinois, Forest Lake Marketplace, located in Forest Lake, Minnesota, Shops at Orchard Place, located in Skokie, Illinois and Mankato Heights, located in Mankato, Minnesota, subject to master lease agreements.  The cumulative amount of such payments was $7,106,279 and $6,973,832 through the six months ended June 30, 2003 and the year ended December 31, 2002, respectively.

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

Results of operations for Antioch Plaza for the six months ended June 30, 2003 and 2002 were as follows:

	June 30, 2003	June 30, 2002

Total income	$(4,697)	38,795
Total expenses	(10,218)	78,619
Net income (loss) from operations	$5,521	(39,824)
	=========	=========

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

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2003
(unaudited)

Results of operations for Shorecrest Plaza for the six months ended June 30, 2003 and 2002 were as follows:

	June 30, 2003	June 30, 2002

Total income	$80,580	331,534
Total expenses	-	398,162
Net income (loss) from operations	$80,580	(66,628)
	=========	=========

On April 8, 2003, the Company sold a 2,280 square foot free-standing restaurant building, Popeye's, which was part of one of the Company's existing investment properties, Calumet Square, located in Calumet City, Illinois.  The Company received sales proceeds of approximately $340,000, net of closing costs.  This sale resulted in a gain on sale of $2,529.

Results of operations for Popeye's portion of Calumet Square for the six months ended June 30, 2003 and 2002 were as follows:

	June 30, 2003	June 30, 2002

Total income	$22,439	25,449
Total expenses	14,217	34,002
Net income (loss) from operations	$8,223	(8,553)
	=========	=========

During the three months ended June 30, 2003, the Company received an unsolicited offer to purchase, at a price in excess of book value, Zany Brainy, located in Wheaton, Illinois.  Accordingly, this asset has been classified as held for sale and depreciation was suspended as of April 1, 2003.

Results of operations for Zany Brainy for the six months ended June 30, 2003 and 2002 were as follows:

	June 30, 2003	June 30, 2002

Total income	$109,362	55,016
Total expenses	125,574	15,051
Net income (loss) from operations	$(16,212)	39,965
	=========	=========

During the three months ended June 30, 2003, the Company received an unsolicited offer to purchase, at a price in excess of book value, Summit of Park Ridge, located in Park Ridge, Illinois.  Accordingly, this asset has been classified as held for sale and depreciation was suspended as of May 1, 2003.

Results of operations for Summit of Park Ridge for the six months ended June 30, 2003 and 2002 were as follows:

	June 30, 2003	June 30, 2002

Total income	$462,934	420,631
Total expenses	369,987	312,081
Net income from operations	$92,947	108,550
	=========	=========

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2003
(unaudited)

During the three months ended June 30, 2003, the Company received an unsolicited offer to purchase, at a price in excess of book value, Dominick's, located in Highland Park, Illinois.  Accordingly, this asset has been classified as held for sale and depreciation was suspended as of June 1, 2003.

Results of operations for Dominick's for the six months ended June 30, 2003 and 2002 were as follows:

	June 30, 2003	June 30, 2002

Total income	$751,791	734,363
Total expenses	396,516	429,373
Net income from operations	$355,275	304,990
	=========	=========

The Company has received valid offers for the purchase of those properties that are currently being held for sale.  If these current offers do not result in the purchase of these properties, the Company will continue to actively market them for sale.

The following assets and liabilities relating to Zany Brainy, Summit of Park Ridge and Dominick's were classified as held for sale on the Consolidated Balance Sheet as of June 30, 2003.

	Zany Brainy	Summit of Park Ridge	Dominick's	Total
Assets
Accounts and rents receivable, net of provision for doubtful accounts	$2,833	119,595	794,209	916,637
Deposits and other assets	620	1,552	-	2,172
Land	838,000	672,000	3,200,000	4,710,000
Building	1,626,697	2,773,143	9,600,163	14,000,003
Accumulated depreciation	(365,472)	(585,272)	(2,314,402)	(3,265,146)
Loan fees, net of accumulated amortization	3,052	3,531	15,543	22,126
Leasing fees, net of accumulated amortization	-	2,256	-	2,256

Total assets held for sale	$2,105,730	2,986,805	11,295,513	16,388,048
	=========	=========	=========	=========
Liabilities:
Accounts payable and accrued expenses	$3,401	24,688	-	28,089
Accrued interest	4,973	6,391	38,453	49,817
Accrued real estate taxes	38,889	233,367	-	272,256
Prepaid rents and unearned income	-	15,283	-	15,283
Security and other deposits	-	36,706	-	36,706
Mortgage payable	1,245,000	1,600,000	6,400,000	9,245,000

Total liabilities associated with assets held for sale	$1,292,263	1,916,435	6,438,453	9,647,151
	=========	=========	=========	=========

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2003
(unaudited)

(6) Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases.  GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $1,194,454 and $706,706 for the six months ended June 30, 2003 and 2002, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $15,705,227 and $14,510,773 in related accounts and rents receivable as of June 30, 2003 and December 31, 2002, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

K-Mart, a tenant at three of the Company's investment properties, filed its bankruptcy in January 2002.  As of June 30, 2003, two of the stores remained open and one had closed.  Of the 109,000 square feet vacated by K-Mart, approximately 45,000 square feet had been released as of June 30, 2003.  K-mart completed its bankruptcy reorganization on May 6, 2003.  The parent company of Zany Brainy, FAO, Inc. ("Zany Brainy"), a tenant at four of the Company's investment properties, filed its bankruptcy in January 2003.  As of the date of this filing, leases at three of these locations have been rejected.  As of June 30, 2003, the Company had re-leased two of the vacant spaces and the third space is being held for sale.  Zany Brainy completed its bankruptcy reorganization on April 24, 2003.  The parent company of Rainbow Foods, Fleming Companies, Inc., a tenant at five of the Company's investment properties, filed its bankruptcy in April 2003.  As of the date of this filing, one lease was rejected and the store has closed.  The remaining four stores remain open and their lease obligations have been assumed by Roundy's with approval of the bankruptcy court.  Eagle Food Centers, Inc., a tenant at three of the Company's investment properties, filed its bankruptcy in April 2003.  As of the date of this filing, two of the stores are up for auction through the bankruptcy court.  The third store had been sub-leased to Butera Finer Foods prior to Eagle's bankruptcy filing and will remain open.  Paper Warehouse, a tenant at two of the Company's investment properties, filed its bankruptcy in June 2003.  As of the date of this filing, both stores are expected to remain open.  The K-Mart, Zany Brainy, Rainbow Foods, Eagle Food Store and Paper Warehouse locations account for approximately 7% of the Company's total square footage and approximately 5% of its annual rental income for the six months ended June 30, 2003.  In conjunction with these bankruptcy filings, the Company has recorded approximately $479,000 as provision for doubtful accounts on the accompanying Consolidated Balance Sheets.  The Company does not believe that these bankruptcy filings will cause any of its investment properties to be considered impaired under the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

(7) Mortgages Receivable

On February 1, 2001, the Company entered into an LLC agreement with Tri-Land Properties, Inc. and committed to lend the LLC up to $17,800,000 to fund the initial acquisition and subsequent redevelopment of the property commonly referred to as the Century Consumer Mall, located in Merrillville, Indiana and owned by the LLC.  Draws on the loan bear interest at a rate of 9% per annum with interest only paid monthly.  The loan is secured by the property and matures on January 31, 2006.  As of June 30, 2003, the principal balance of this mortgage receivable was $7,879,166.  A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2003
(unaudited)

(8) Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at June 30, 2003 and December 31, 2002:

Mortgagee	Interest Rate at June 30, 2003	Interest Rate at December 31, 2002	Maturity Date	Current Monthly Payment	Balance at June 30, 2003	Balance at December 31, 2002

Allstate	6.66%	6.66%	10/2003	$17,483	$3,150,000	3,150,000
Allstate (a)	7.21%	7.21%	12/2004	38,453	6,400,000	6,400,000
Allstate	7.00%	7.00%	01/2005	23,917	4,100,000	4,100,000
Allstate	7.15%	7.15%	01/2005	18,173	3,050,000	3,050,000
Allstate	7.00%	7.00%	02/2005	31,946	5,476,500	5,476,500
Allstate	6.65%	6.65%	05/2005	53,200	9,600,000	9,600,000
Allstate	6.82%	6.82%	08/2005	60,243	10,600,000	10,600,000
Allstate	7.40%	7.40%	09/2005	220,687	35,787,000	35,787,000
Allstate	7.38%	7.38%	02/2006	132,750	21,600,000	21,600,000
Allstate	5.87%	5.87%	09/2009	29,350	6,000,000	6,000,000
Allstate	4.65%	4.65%	01/2010	87,188	22,500,000	22,500,000
Allstate (b)	9.25%	9.25%	12/2009	30,125	3,908,081	3,908,081
Allstate	4.84%	4.84%	12/2009	47,593	11,800,000	11,800,000
Allstate (c)	4.70%	-	10/2010	48,488	12,380,000	-
Archon Financial	4.35%	4.35%	12/2007	23,885	6,589,000	6,589,000
Bear, Stearns Funding, Inc.	6.86%	6.86%	06/2004	328,662	57,450,000	57,450,000
Bear, Stearns Funding, Inc.	6.50%	6.50%	09/2006	73,288	13,530,000	13,530,000
Bear, Stearns Funding, Inc.	6.03%	6.03%	07/2007	68,340	13,600,000	13,600,000
Bear, Stearns Funding, Inc.	6.60%	6.60%	02/2009	44,000	8,000,000	8,000,000
Berkshire Mortgage (d)	7.79%	7.79%	10/2007	105,719	13,937,067	14,020,575
Column Financial, Inc	7.00%	7.00%	11/2008	150,694	25,000,000	25,000,000
Inland Mortgage Serv. Corp. (d)	7.65%	7.65%	05/2004	5,689	641,786	651,145
John Hancock Life Insurance (d)	7.65%	7.65%	01/2018	88,885	12,453,807	12,509,511
LaSalle Bank N.A. (f)	2.62%	2.68%	10/2004	(e)	6,467,700	13,912,700
LaSalle Bank N.A. (f)	3.08%	-	10/2004	18,810	7,445,000	-
LaSalle Bank N.A.	7.25%	7.25%	10/2004	65,604	10,654,300	10,654,300
LaSalle Bank N.A.	7.26%	7.26%	10/2004	58,269	9,450,000	9,450,000
LaSalle Bank N.A.	7.26%	7.26%	12/2004	54,939	8,910,000	8,910,000
LaSalle Bank N.A.	7.36%	7.36%	12/2004	60,322	9,650,000	9,650,000
LaSalle Bank N.A.	7.26%	7.26%	01/2005	60,042	9,737,620	9,737,620
LaSalle Bank N.A.	3.59%	2.78%	03/2005	7,078	2,400,000	2,400,000
LaSalle Bank N.A.	2.72%	2.78%	04/2005	(e)	2,467,700	2,467,700
LaSalle Bank N.A.	2.72%	2.68%	06/2005	(e)	5,599,000	5,599,000
LaSalle Bank N.A.	2.62%	3.12%	11/2005	(e)	3,650,000	3,650,000
LaSalle Bank N.A.	6.81%	6.81%	12/2005	45,305	7,833,000	7,833,000
LaSalle Bank N.A. (g)	4.86%	4.86%	12/2006	86,933	21,061,000	21,061,000
LaSalle Bank N.A.	3.12%	3.18%	12/2006	(e)	45,410,175	45,410,175
LaSalle Bank N.A.	3.12%	3.27%	12/2007	(e)	31,397,500	31,397,500
LaSalle Bank N.A. (h)	1.43%	1.98%	12/2014	7,858	6,200,000	6,200,000
Lehman Brothers Holding, Inc.	6.36%	6.36%	10/2008	289,380	54,600,000	54,600,000
Midland Loan Serv. (d)	7.86%	7.86%	01/2008	37,649	4,920,381	4,952,560
Principal Life Insurance	5.96%	5.96%	12/2008	54,633	11,000,000	11,000,000
Principal Life Insurance	5.25%	5.25%	10/2009	32,375	7,400,000	7,400,000
Principal Life Insurance	8.27%	8.27%	09/2010	40,316	5,850,000	5,850,000
Principal Life Insurance	5.57%	5.57%	10/2012	47,345	10,200,000	10,200,000
Woodmen of the World	6.75%	6.75%	06/2008	26,016	4,625,000	4,625,000

Mortgages Payable					$594,481,617	582,282,367
					=========	=========

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2003
(unaudited)

(a)	In conjunction with the potential sale of Dominick's in Highland Park, the Company has classified this amount as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet.

(b)

The Company received a subsidy at closing totaling approximately $390,000 from the seller to be used over a period of five years, which together with interest earnings on the initial deposit, will provide a sum that will be drawn down on a monthly basis by the Company to reduce the effective interest rate paid on the loan to 7% per annum.

(c)

In May 2003, the Company completed financing transactions which resulted in the Company incurring additional indebtedness of $12,380,000.  In connection with obtaining these financings, which are secured by certain of the Company's investment properties, the Company paid a commission for mortgage brokerage services to Cohen Financial in an amount equal to $61,900 (equivalent to one-half of one percent of the principal amount of the indebtedness).  The Company anticipates utilizing the services of Cohen Financial in future financing activities.  In each case, the Company anticipates paying Cohen Financial a brokerage fee equal to one-half of one percent.  Joel D. Simmons, one of the Company's independent directors, is a limited partner of Cohen Financial.

(d)	These loans require payments of principal and interest monthly; all other loans listed are interest only.

(e)	Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

(f)	On April 3, 2003, the Company exercised its option to convert approximately $10,000,000 of variable rate debt to a market fixed rate at conversion date.

(g)

In conjunction with the potential sale of Zany Brainy and Summit of Park Ridge, the Company has classified $1,245,000 and 1,600,000, respectively, as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet.

(h)

As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 issued by the Village of Skokie, Illinois.  The interest rate on these bonds floats and is reset weekly by a re-marketing agent.  The rate at June 30, 2003 was 1.43%.  The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding, paid annually.  In addition, the Company is required to pay a re-marketing fee of .125% per annum of the principal amount outstanding, paid quarterly and a trustee fee of $500 also paid quarterly.

(9) Line of Credit

On June 28, 2002, the Company entered into a $100,000,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years.  The funds from this line of credit will be used to purchase additional investment properties.  The Company is required to pay interest only on draws under the line at the rate equal to LIBOR plus 375 basis points.  The Company is also required to pay, on a quarterly basis, an amount less than 1%, per annum, on the average daily funds remaining under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2003, the Company was in compliance with such covenants.  In connection with obtaining this line of credit, the Company paid fees in an amount totaling approximately $1,500,000 (which includes a one and one-half percent commitment fee).  The outstanding balance on the line of credit was $100,000,000 as of June 30, 2003 with an average interest rate of 3.763% per annum.

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

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2003
(unaudited)

(10) Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "commons shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing option or other contracts.  As of June 30, 2003 and December 31, 2002, options to purchase 31,500 and 27,500 shares of common stock, respectively, at exercise prices ranging from $9.05 to $10.45 per share were outstanding.  These options were not included in the computation of basic or diluted EPS.

As of June 30, 2003, warrants to purchase 238,939 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of basic or diluted EPS because the warrants exercise price was greater than the market price of common shares, as quoted on the secondary market and, as such, would be anti-dilutive.

As of June 30, 2003, 5,454.45 shares of common stock issued pursuant to employment agreements were outstanding.  These shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.

The basic weighted average number of common shares outstanding were 64,781,518 and 63,868,407 for the six months ended June 30, 2003 and 2002, respectively.  The diluted weighted average number of common shares outstanding were 64,786,972 and 63,873,861 for the six months ended June 30, 2003 and 2002, respectively.

(11) Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers.  These agreements became effective January 1, 2002.

As of June 30, 2003, an aggregate of 5,454.45 shares of the Company's common stock, issued at a value of $11.00 per share, comprising an aggregate value of $60,000, were issued pursuant to these agreements.  For purposes of determining the fair value, the Company has used the offering price of $11.00 per share, which is the last price at which shares were issued in a public offering, excluding shares issued through the Company's DRP.  Under each of the employment agreements each officer vests an equal portion of shares over a five-year vesting period beginning January 1, 2003.  Compensation cost of $12,000 was recorded in connection with the issuance of these shares for the six months ended June 30, 2003.

The officers may also receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company beginning January 1, 2003.  No additional shares were issued for the six months ended June, 2003.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2003
(unaudited)

(12) Segment Reporting

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

The Company assesses and measures operating results on an individual property basis for each of its investment properties based on property net operating income.  Since all of the Company's investment properties exhibit highly similar economic characteristics, generally have tenants that offer products catering to the day-to-day living needs of individuals, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.

The property revenues and property net operations are summarized in the following table for the six months ended June 30, 2003 and 2002, along with reconciliation to income from operations.  Net investment properties and total assets are also presented as of June 30, 2003 and 2002:

	Six months ended June 30, 2003	Six months ended June 30, 2002

Total rental and additional rental income	$87,009,552	71,477,997
Total property operating expenses	(27,468,059)	(22,878,290)

Property net operating income	59,541,493	48,599,707

Other income:
Lease termination income	369,819	618,981
Interest income	257,572	1,027,796
Dividend income	550,687	588,315
Other income	233,707	191,821

Other expenses:
Professional services	(254,531)	(232,906)
General and administrative	(2,533,258)	(2,155,412)
Bad debt expense	(1,351,105)	(696,087)
Interest expense	(19,657,962)	(15,549,829)
Depreciation and amortization	(17,057,355)	(13,673,588)
Acquisition cost expense	(23,232)	(20)

Income from operations	$20,075,835	18,718,778
	=========	=========

Net investment properties	$1,100,881,605	920,031,273
	=========	=========

Total assets	$1,219,807,012	1,044,025,036
	=========	=========

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2003
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

Three of the Company's investment properties are located in tax increment financing districts.  The Company has agreed to fund any shortfalls in the Tax Increment generated in these districts.  At June 30, 2003, the Company does not believe any monies will be due.

(14) Subsequent Events

On July 17, 2003, the Company paid a distribution of $5,019,735 to Stockholders of record as of June 1, 2003.

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

This section provides a narrative discussion of our Consolidated Balance Sheet as of June 30, 2003 and compares it to the Consolidated Balance Sheet as of December 31, 2002 as well as our Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002 and our Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002, respectively.  First, we discuss the critical accounting policies that impact the treatment, for financial statement purposes, of certain items such as how we value our investment properties, recognize rental income and depreciate our assets.  Next, we discuss the Consolidated Balance Sheets and Consolidated Statements of Cash Flows and how the changes in balance sheet and cash flow items from period to period impact our liquidity and capital resources.  Third, we discuss results of operations, including changes in funds from operations from period to period and discuss the impact that inflation may have on our results.

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

The Company electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC).  The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330.  The SEC maintains an Internet site at (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

The Company makes available, free of charge, through its website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.  These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC.  Our website address is (www.inlandrealestate.com).  The information contained on our website, or on other websites linked to our website, is not part of this document.

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

In determining the value of an investment property and whether the property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age, physical condition and investor return requirements among others.  Additionally, we obtain an appraisal prepared by a third party for every investment property purchased.  All of the aforementioned factors are considered by management in determining the value of any particular property.  The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Should the actual results differ from management's judgment, the valuation could be negatively or positively affected.

We allocate the purchase price of the each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in place leases) and any assumed financing that is determined to be above or below market terms.  In addition, we allocate a portion of the purchase price to the value of customer relationships and as of June 30, 2003, we had not allocated any amounts to customer relationships.  The allocation of the purchase price is an area that requires complex judgments and significant estimates.  The value allocated to land as opposed to building affects the amount of depreciation expense we record.  If more value is attributed to land, depreciation expense would be lower than if more value was attributed to building.  We use the information contained in the third party appraisals as the primary basis for allocating the purchase price between land and site improvements.  We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.

The aggregate value of other intangibles is measured based on the difference between the property valued with existing in place leases adjusted to market rental rates and the property valued as if vacant.  We utilize independent appraisals or management's estimates to determine the respective property values.  Factors considered by management in our analysis include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, up to 24 months.  Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

We allocate the difference between the purchase price of the property and the as if vacant value first to acquired above and below market leases.  We evaluate each acquired lease based upon current market rates at the acquisition date and consider various factors including geographic location, size and location of leased space within the investment property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market.  After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to the acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate.  The determination of the discount rate used in the present value calculation is based upon a rate for each individual lease and primarily based upon the credit worthiness of each individual tenant.  The value of the acquired above and below market leases is amortized over the life of the related leases as an adjustment to rental income.

We then allocate the remaining difference to the value of acquired in place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The value of the acquired in place lease is amortized over the average lease term to amortization expense.

The valuation and allocation of the purchase price and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

Assets Held for Sale.  When determining whether to hold an asset for sale, we consider the following criteria; (i) Management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale, in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

When the above criteria are met, we hold the asset for sale.  On the day that this criteria is met, we suspend depreciation on the assets affected.  The assets and liabilities associated with those assets that are held for sale are classified separately on the Consolidated Balance Sheets.  Additionally, the operations for the periods presented are classified on the Consolidated Statements of Operations as discontinued operations.

Once a property is held for sale, we are committed to selling the property.  If the current offers do not result in the sale of these properties, the Company will continue to actively market them for sale.

Recognition of Rental Income.  Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as "straight-lining" rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of "straight-lining," rental income exceeded the cash collected for such rent by $1,194,454 and $706,706 for the six months ended June 30, 2003 and 2002, respectively.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of rental income in the accompanying Consolidated Statements of Operations.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is also included as a component of rental income in the accompanying Consolidated Statements of Operations.  In accordance with Staff Accounting Bulletin 101, we defer recognition of contingent rental income, such as percentage/excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectable.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is our cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at June 30, 2003 and December 31, 2002 were $20,963,397 and $21,433,995, respectively.  Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities under our dividend reinvestment program ("DRP"), our draws on the line of credit with KeyBank and proceeds from financings secured by our investment properties.  The decrease in our cash from December 31, 2002 to June 30, 2003, described in more detail below, results from receiving approximately $38,800,000 from operations, while using approximately $44,800,000 in investing activities and receiving approximately $5,600,000 in financing activities.

As of June 30, 2003, we owned interests in 137 investment properties including thirteen unencumbered by any indebtedness.  We generally limit our indebtedness to approximately fifty- percent (50%) of the carrying value of our investment properties in the aggregate.  The remaining thirteen unencumbered investment properties have a carrying value of approximately $76,000,000 and would therefore yield approximately $38,000,000 in additional cash from financing, using this standard.  These 137 investment properties, in the aggregate, are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $.94 per share on an annualized basis.

Cash Flows from Operating Activities

Net cash provided by operating activities increased from $30,287,752 for the six months ended June 30, 2002 to $38,756,428 for the six months ended June 30, 2003.  This increase is due primarily to an increase in rental income and additional rental income of approximately $15,300,000.  Conversely, there was an increase of approximately $3,700,000 in property operating expenses.  This net increase is primarily due to seventeen additional properties purchased between the six months ended June 30, 2002 and June 30, 2003.  This increase is also due to a decrease in restricted cash related to real estate tax escrows held in accordance with the respective loan agreements, of approximately $2,000,000.  Real estate tax escrows increased approximately $290,000 for the six months ended June 30, 2002, as compared to a decrease of approximately $1,700,000 for the six months ended June 30, 2003.  A decrease in restricted cash results in an increase in cash flows from operating activities.  This increase is partially offset by a decrease in lease termination income of approximately $90,000.  We received lease termination income for three tenants totaling approximately $370,000 for the six months ended June 30, 2003, as compared to approximately $460,000 for one tenant for the six months ended June 30, 2002.  This increase is also partially offset by a decrease in interest and dividend income of approximately $1,000,000 and an increase in interest expense of approximately $3,800,000.  Cash and cash equivalents generating interest income were approximately $56,000,000 at June 30, 2002 as opposed to approximately $18,000,000 at June 30, 2003.  We were also collecting interest income on a loan secured by Thatcher Woods Shopping Center for the six months ended June 30, 2002.  The Company exercised its option to purchase Thatcher Woods Shopping Center on April 25, 2002.  The increase in interest expense is due to the increase in mortgages payable from approximately $500,000,000 at June 30, 2002 to approximately $590,000,000 at June 30, 2003.  This increase is also due to an increase in draws of $75,000,000 on the line of credit with KeyBank N.A.  The increase is further offset by an increase in general and administrative expenses of approximately $600,000.  This increase in expense is due primarily to an increase in salary and health insurance expenses of approximately $300,000.  This increase is a result of increases in staff, as well as annual increases in salaries.  Office rents increased approximately $50,000 and office supplies increased approximately $40,000 due to the expansion of the office space to accommodate the growth of our staff.  Cash paid for insurance costs related to workers compensation insurance and directors & officers insurance increased by approximately $60,000.  For the six months ended June 30, 2003, we paid approximately $70,000 to implement a telephonic proxy voting system.  In addition to the above expenses, we have experienced some increased costs associated with implementing new rules and regulations imposed by the various entities governing our financial statements.  These costs include additional training and seminars, as well as increases in accounting fees.

Cash Flows from Investing Activities

We used $44,802,227 in cash for investing activities for the six months ended June 30, 2003 as compared to $7,282,413 for the six months ended June 30, 2002.  The primary reason for the increase in cash used for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was the payoff of the mortgages receivable due to our purchase of Thatcher Woods Shopping Center on April 25, 2002.  This increase in cash used is also due to the use of approximately $31,700,000 to purchase three investment properties during the six months ended June 30, 2003, as compared to using approximately $21,000,000 during the six months ended June 30, 2002.  Additionally, we used approximately $8,400,000 for tenant improvements and additions to our investment properties during the six months ended June 30, 2003, as compared to approximately $3,900,000 during the six months ended June 30, 2002.  This increase in cash used was also due to a decrease in cash received for the sale of investment properties.  During the six months ended June 30, 2002, we sold two investment properties for approximately $7,900,000.  During the six months ended June 30, 2003, we sold a free standing restaurant building, Popeye's, which was part of Calumet Square as well as a piece of vacant land at Townes Crossing for approximately $500,000.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $2,675,476 for the six months ended June 30, 2002 to $5,575,201 for the six months ended June 30, 2003.  The increase in cash provided is primarily due to receiving approximately $12,400,000 of loan proceeds during the six months ended June 30, 2003 as compared to approximately $8,000,000 during the six months ended June 30, 2002.  Partially offsetting this increase was a decrease of $5,000,000 in proceeds from our unsecured line of credit.  During the six months ended June 30, 2002, we paid off debt totaling approximately $3,900,000.  We did not pay off debt during the six months ended June 30, 2003.

Results of Operations

This section describes our results of operations for the three and six months ended June 30, 2003 and 2002.  At June 30, 2003, we owned 31 single-user retail properties, 84 Neighborhood Retail Centers and 22 Community Centers.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for comparable periods.  A total of 115 of our investment properties, or "same store" properties, comprising approximately 9.2 million square feet, satisfied this criterion during the periods presented below.  The remaining twenty-two investment properties, those that have been acquired, sold or held for sale during the six months ended June 30, 2003 and 2002 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 81% of the square footage of our portfolio at June 30, 2003.  The following table presents the operating results of the investment properties prior to interest, depreciation, amortization and bad debt expense for the six months ended June 30, 2003 and 2002 along with a reconciliation to income from operations, in accordance with GAAP.

Net income for the six months ended June 30, 2003 was $20,086,022 as compared to $19,956,685 for the six months ended June 30, 2002.  Net income per share, basic and diluted, was $.31 for the six months ended June 30, 2003, as compared to $.31 for the six months ended June 30, 2002 (based on basic weighted average common shares outstanding of 64,781,518 and 63,737,766, respectively and diluted weighted average common shares outstanding of 64,786,972 and 63,743,220, respectively).  The changes in net income are described in more detail below.

	Six months ended June 30, 2003	Six months ended June 30, 2002
Rental and additional rental income:
"Same store" investment properties (115 properties, approximately 9.2 million square feet)	$72,040,338	70,849,979
Other investment properties	14,969,214	628,018

Total rental and additional rental income	$87,009,552	71,477,997
	=========	=========
Property operating expenses:
"Same store" investment properties (excluding interest, depreciation and amortization)	$23,301,607	22,760,377
Other investment properties	4,166,452	117,913

Total property operating expenses	$27,468,059	22,878,290
	=========	=========
Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	$48,738,731	48,089,602
Other investment properties	10,802,762	510,105

Total net operating income	$59,541,493	48,599,707
	=========	=========
Other income:
Lease termination income	369,819	618,981
Interest and dividend income	808,259	1,616,111
Other income	233,707	191,821

Other expenses:
Professional services	254,531	232,906
General and administrative expenses	2,533,258	2,155,412
Bad debt expense	1,351,105	696,087
Interest expense	19,657,962	15,549,829
Depreciation and amortization	17,057,355	13,673,588
Acquisition cost expenses	23,232	20

Income from operations	$20,075,835	18,718,778
	=========	=========

On a "same store" basis, (comparing the results of operations of the investment properties owned during the six months ended June 30, 2003 with the results of the same investment properties during the six months ended June 30, 2002), property net operating income increased by approximately $650,000 with total revenues increasing by approximately $1,190,000 and total property operating expenses increasing by approximately $540,000.  Total rental and additional rental income for the six months ended June 30, 2003 was $72,040,338, as compared to $70,849,979 for the six months ended June 30, 2002.  The primary reason for this increase was an increase of approximately $14,300,000 in rental and additional rental income received on the properties purchased during 2002.  The increase in "same store" income is partially due to the signing of 130 new leases during 2002.  This increase is offset by vacancies in these "same store" investment properties.  The increase in vacancies was primarily due to the bankruptcy of certain national tenants, most notably, K-Mart, Eagle Food Stores and Zany Brainy, and their subsequent rejection of certain leases at several sites.

K-Mart, a tenant at three of our investment properties, filed its bankruptcy in January 2002.  As of June 30, 2003, two of the stores remained open and one had closed.  Of the 109,000 square feet vacated by K-Mart, approximately 45,000 square feet had been released as of June 30, 2003.  K-mart completed its bankruptcy reorganization on May 6, 2003.  The parent company of Zany Brainy, FAO, Inc. ("Zany Brainy"), a tenant at four of our investment properties, filed its bankruptcy in January 2003.  As of the date of this filing, leases at three of these locations have been rejected.  As of June 30, 2003, we had re-leased two of the vacant spaces and the third space is being held for sale.  Zany Brainy completed its bankruptcy reorganization on April 24, 2003.  The parent company of Rainbow Foods, Fleming Companies, Inc., a tenant at five of our investment properties, filed its bankruptcy in April 2003.  As of the date of this filing, one lease was rejected and the store has closed.  The remaining four stores remain open and their lease obligations have been assumed by Roundy's with approval of the bankruptcy court.  Eagle Food Centers, Inc., a tenant at three of our investment properties, filed its bankruptcy in April 2003.  As of the date of this filing, two of the stores are up for auction through the bankruptcy court.  The third store had been sub-leased to Butera Finer Foods prior to Eagle's bankruptcy filing and will remain open.  Paper Warehouse, a tenant at two of our investment properties, filed its bankruptcy in June 2003.  As of the date of this filing, both stores are expected to remain open.  The K-Mart, Zany Brainy, Rainbow Foods, Eagle Food Store and Paper Warehouse locations account for approximately 7% of our total square footage and approximately 5% of our annual rental income for the six months ended June 30, 2003.  In conjunction with these bankruptcy filings, we have recorded approximately $479,000 as provision for doubtful accounts on the accompanying Consolidated Balance Sheets.  We do not believe that these bankruptcy filings will cause any of our investment properties to be considered impaired under the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

We earn interest income on the investment of cash and cash equivalents in short-term instruments pending investment in real estate, as well as, on our mortgage receivable.  Interest income decreased for the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002, due to interest received during the three and six months ended June 30, 2002 for the mortgage receivable for Thatcher Woods Shopping Center.  This receivable was paid during the second quarter of 2002.  This decrease is also due to a decrease in the cash and cash equivalents held in short term investments.

Bad debt expense increased due to an increase in the provision for doubtful accounts.  The provision for doubtful accounts at June 30, 2003 was increased from June 30, 2002 due to an increase in tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less that ninety days but that management believes are potentially uncollectable pursuant to its review of each specific outstanding balance.

Total property operating expenses for the three and six months ended June 30, 2003 increased compared to the three and six months ended June 30, 2002.  The primary reason for this increase was an increase of approximately $4,000,000 in property operating expenses incurred on the properties purchased during 2002.  This increase is also due to an increase of approximately $540,000 in property operating expenses incurred on the "same store" investment properties.  The primary reasons for the increase in property operating expenses on the "same store" properties was increases in insurance expense and property related legal fees.  Insurance expense increased approximately $280,000 for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002 due to paying higher premiums to insure our investment properties.  Property related legal fees increased approximately $100,000 due to legal fees required as a result of the bankruptcy of certain national tenants, most notable, K-Mart and Zany Brainy and their subsequent rejection of certain leases at several sites.

Interest expense increased for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002.  Interest expense for the six months ended June 30, 2003 includes approximately $2,100,000 of interest expense on the amounts outstanding relating to draws on the line of credit with KeyBank N.A. and the fees paid on the unused portion of this line.  The increase was also due to an increase in the mortgages payable from approximately $500,000,000 at June 30, 2002 to approximately $590,000,000 at June 30, 2003, due to new acquisitions.

Related Party Transactions

The Inland Group, Inc., through affiliates, owns approximately 10% of our outstanding common stock.  For accounting purposes however, we are not directly affiliated with The Inland Group, Inc., or its affiliates, therefore, the expenses paid to these affiliates of The Inland Group, Inc. are classified as expenses to non-affiliates on our Consolidated Statements of Operations.  During the three and six months ended June 30, 2003 and 2002, we purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations, property tax reduction services and mail processing from or through affiliates of The Inland Group, Inc.  We pay for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $30 per hour.   We continue to purchase these services from The Inland Group, Inc. affiliates and for the six months ended June 30, 2003 and 2002, these expenses, totaling $415,062 and $281,906, respectively, are included in general and administrative expenses and property operating expenses.  The increase in these expenses is due primarily to the development of a new telephonic proxy voting system, lease payments for the Company's new telephone system and additional computer programming services required by the Company.  Additionally we lease our corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the six months ended June 30, 2003 and 2002 were $115,646 and $70,266, respectively, and are also included in general and administrative expenses.

During the six months ended June 30, 2003, we purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc.  The fees for these services are based on costs incurred by The Inland Real Estate Group, Inc. and are currently purchased at $220 per hour.  For the six months ended June 30, 2003 and 2002, we paid $88,438 and $104,612, respectively, for these legal services.

An affiliate of The Inland Group, Inc. is the mortgagee on the Walgreens property, located in Decatur, Illinois.  As of June 30, 2003, the remaining balance of the mortgage is $641,786.  The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004.  For the six months ended June 30, 2003 and 2002, we paid principal and interest payments totaling $34,133 each period on this mortgage.

On February 1, 2001, a wholly-owned subsidiary of ours entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana.  Richard Dube, the brother-in-law of Mr. Daniel Goodwin, one of our directors, is the president and a principal owner of Tri-Land.  Each partner's initial equity contribution was $500,000.  A wholly-owned subsidiary of ours has the right of first refusal to acquire the property after it is redeveloped.  As of June 30, 2003, our net investment was ($338,371).  In addition, we have committed to lend the LLC up to $17,800,000.  The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances.  The loan matures in five years.  As of June 30, 2003, the principal balance of this mortgage receivable was $7,879,166.

In May 2003, we completed financing transactions which resulted in incurring additional indebtedness of $12,380,000.  In connection with obtaining these financings, which are secured by certain of our investment properties, we paid a commission for mortgage brokerage services to Cohen Financial in an amount equal to $61,900 (equivalent to one-half of one percent of the principal amount of the indebtedness).  We anticipate utilizing the services of Cohen Financial in future financing activities.  In each case, we anticipate paying Cohen Financial a brokerage fee equal to one-half of one percent.  Joel D. Simmons, one of our independent directors, is a limited partner of Cohen Financial.

Joint Ventures

Our accompanying consolidated financial statements include, in addition to the accounts of the wholly-owned subsidiaries, the accounts of Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (Inland Ryan and Inland Ryan Cliff Lake are collectively referred to as the "LLCs").  Due to our ability as managing member to directly control these LLCs, they are consolidated for financial reporting purposes.  The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements.   As of June 30, 2003, we have entered into four amendments to the LLC agreement with the non-managing members to reflect various transactions with individual members of Inland Ryan, LLC.  In aggregate, these amendments had no effect on our interest or on the non-managing members' interest in Inland Ryan, LLC which remains at approximately 78% and 22%, respectively.

On February 1, 2001, a wholly-owned subsidiary of ours entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana.  The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65.  The property currently has one anchor tenant, a 139,451 square foot Burlington Coat Factory store on the south end of the property.  On the north end of the property, there is a vacant 148,420 square foot store, previously occupied by Montgomery Wards, which is currently being marketed to new users.  In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property.  The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of up to 104,700 square feet of new open-air retail space between the existing anchors.  The first phase of new construction commenced in January 2003 for an 18,000 square foot retail building fronting U.S. Route 30.  This building will be anchored by a 4,800 square foot Panera Bread store pursuant to an executed ten year lease.  It is anticipated that completion of construction and lease up of this building will occur by the fourth quarter of 2003.  Each partner's initial equity contribution was $500,000.  We are a non-managing member of the LLC and do not exercise control therefore, we use the equity method.  Under the equity method, the operations of a joint venture are not consolidated with our operations but instead are reflected as income or loss from the operations of unconsolidated ventures on our Consolidated Statement of Operations.  Additionally, our net investment in the joint venture is reflected as an asset on the Consolidated Balance Sheets.  A wholly-owned subsidiary of ours has the right of first refusal to acquire the property after it is redeveloped.  As of June 30, 2003, our allocable share of the income and losses of this venture was netted against our initial investment of $500,000 to net to ($338,371) on the accompanying Consolidated Balance Sheets.  In addition, we have committed to lend the LLC up to $17,800,000.  The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances.  The loan matures in five years.  As of June 30, 2003, the principal balance of this mortgage receivable was $7,879,166.

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

As described above, we have historically accounted for our investments in joint ventures, where we are not the managing member and do not have control, using the equity method of accounting.  Management is in the process of analyzing FIN 46 to determine the impact, if any, on our financial statements.  Our current maximum exposure to loss as a result of our involvement with the joint venture is approximately $7,500,000, potentially reduced by $2,500,000, which is guaranteed by Tri-Land Properties, Inc.

Funds From Operations

We consider "Funds From Operations" or "FFO" for short, a widely accepted and appropriate measure of performance for a REIT that provides a relevant basis for comparison among REITs.  Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as us.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that FFO provides a better basis than net income for comparing our performance and operations to those of other REITs.  We believe that FFO is a better measure of our operating performance because FFO excludes certain non-cash items from GAAP net income.  This allows us to compare our relative property performance to determine our return on capital.  Management uses the calculation of FFO for several reasons.  FFO is used in certain employment agreements to determine incentives received based on our performance.  We also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items, which are capitalized, do not impact FFO, whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance.  FFO is calculated as follows:

	Six months ended June 30, 2003	Six months ended June 30, 2002

Net income	$20,086,022	19,956,686
Gain on sale of investment property	(2,529)	(1,362,086)
Equity in depreciation of unconsolidated ventures	40,682	32,887
Amortization on in place leases	175,004	-
Amortization on leasing commissions	230,829	257,078
Depreciation, net of minority interest	16,358,379	13,305,737

Funds From Operations	$36,888,387	32,190,302
	=========	=========
Funds From Operations per common share, basic and diluted	$.57	.51
	=========	=========
Weighted average common shares outstanding, basic	64,781,518	63,737,766
	=========	=========
Weighted average common shares outstanding, diluted	64,786,972	63,743,220
	=========	=========

The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each quarter during 2002 and 2003.  N/A indicates the property was not owned by the Company at the end of the quarter.

	Gross
	Leasable
	Area	03/31/02	06/30/02	09/30/02	12/31/02	03/31/03	06/30/03	09/30/03	12/31/03
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Ameritech, Joliet, IL	4,504	100	100	100	100	100	100
Aurora Commons, Aurora, IL	126,908	97	97	97	99	98	98
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100	100
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100	100
BaytowneSquare, Champaign, IL	118,842	98	98	87	94	89	88
Bergen Plaza, Oakdale, MN	272,283	99	99	99	99	100	98(a)
Berwyn Plaza, Berwyn, IL	18,138	26	26	26	20	26	26(a)
BohlFarm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	N/A	N/A	N/A	88	91	91
Burnsville Crossing, Burnsville, MN	91,015	100	100	95	98	99	100
Byerly'sBurnsville, Burnsville, MN	72,365	100	100	100	100	100	100
Calumet Square, Calumet City, IL	37,656	53	53	53	53	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100	100
CatonCrossing	83,792	N/A	N/A	N/A	N/A	N/A	96
Chatham Ridge, Chicago, IL	175,774	95	95	93	96	96	100
Chestnut Court, Darien, IL	170,027	100	99	98	97	96	99(a)
Circuit City, Traverse City, MI	21,337	100	100	100	100	100	100
Cliff Lake Centre, Eagan, MN	73,582	95	95	99	100	95	88(a)
Cobblers Crossing, Elgin, IL	102,643	100	100	100	100	100	100
Crestwood Plaza, Crestwood, IL	20,044	100	100	100	100	32	32
Cub Foods, Buffalo Grove, IL	56,192	0	0	0	0	0	0(a)
Cub Foods, Hutchinson, MN	60,208	N/A	N/A	N/A	N/A	0	0(a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0	0(a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	N/A	N/A	100	100	100	98
Disney, Celebration, FL	166,131	N/A	N/A	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100	100
Dominick's, Hammond, IN	71,313	0	0	0	100	100	100
Dominick's, Highland Park, IL	71,442	100	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	100	100	0	0	0	0(a)
	Gross
	Leasable
	Area	03/31/02	06/30/02	09/30/02	12/31/02	03/31/03	06/30/03	09/30/03	12/31/03
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Downers Grove Mkt, Downers Grove, IL	104,449	99	99	99	99	92	99
Eagle Country Market, Roselle, IL	42,283	100	100	100	100	100	100
Eagle Crest, Naperville, IL	67,632	100	100	100	100	97	97(a)
Eagle Ridge Center, Lindenhurst, IL	56,142	100	100	100	100	100	100
EastgateShopping Center, Lombard, IL	132,145	89	85	87	94	95	96
Eckerd Drug, Chattanooga, TN	10,908	N/A	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	100	100	100	100	100	100
Elmhurst City Center, Elmhurst, IL	39,350	66	84	84	84	97	97
Fairview Hts. Plaza, Fairview Hts., IL	167,491	89	89	89	89	89	97
Fashion Square, Skokie, IL	84,580	78	78	86	86	86	92
Forest Lake Marketplace, Forest Lake, MN	93,853	N/A	N/A	96	96	92	92(b)
Four Flaggs, Niles, IL	324,961	N/A	N/A	N/A	78	81	81
Four Flaggs Annex, Niles, IL	21,415	N/A	N/A	N/A	100	100	100
Gateway Square, Hinsdale, IL	40,170	96	97	97	93	97	100
Goodyear, Montgomery, IL	12,903	100	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	67	67	100	100	100	100
Hartford Plaza, Naperville, IL	43,762	100	100	100	100	100	95(a)
Hawthorn Village, Vernon Hills, IL	98,806	96	96	97	97	98	100
Hickory Creek Market, Frankfort, IL	55,831	97	90	94	94	94	90
High Point Center, Madison, WI	86,004	94	87	87	91	94	85(a)
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	47	47	47	47	47	47
Iroquois Center, Naperville, IL	140,981	87	87	87	72	85	83(a)
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	100	100	100	100	100	100
Lake Park Plaza, Michigan City, IN	229,639	69	69	69	69	69	70(a)
Lansing Square, Lansing, IL	233,508	99	99	96	97	97	99
Mallard Crossing, Elk Grove Village, IL	82,929	29	29	97	41	29	29
Mankato Heights	129,162	N/A	N/A	N/A	N/A	N/A	96(b)
Maple Grove Retail, Maple Grove, MN	79,130	97	97	87	97	87	87(a)
Maple Park Place, Bolingbrook, IL	220,095	73	23	23	50	50	50
Maple Plaza, Downers Grove, IL	31,298	100	100	100	100	100	100
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100	98
Medina Marketplace, Medina, OH	72,781	N/A	N/A	N/A	100	100	100
Michael's, Coon Rapids, MN	24,240	N/A	N/A	100	100	100	100
Mundelein Plaza, Mundelein, IL	68,056	97	97	97	100	100	92
	Gross
	Leasable
	Area	03/31/02	06/30/02	09/30/02	12/31/02	03/31/03	06/30/03	09/30/03	12/31/03
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Nantucket Square, Schaumburg, IL	56,981	79	79	75	96	94	100
NaperWest, Naperville, IL	164,812	66	66	66	66	67	88
NaperWest Ph II, Naperville, IL	50,000	N/A	N/A	N/A	0	0	0
Niles Shopping Center, Niles, IL	26,109	73	75	95	73	73	69
Oak Forest Commons, Oak Forest, IL	108,330	99	99	100	100	100	99(a)
Oak Forest Commons III, Oak Forest, IL	7,424	50	72	100	62	62	100
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	80	100
Orland Greens, Orland Park, IL	45,031	97	100	100	100	73	73
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100	100
Park Center Plaza, Tinley Park, IL	194,599	98	98	98	98	98	100
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	100	100
Park Square, Brooklyn Park, MN	137,116	N/A	N/A	92	93	93	94
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100	100
Party City, Oakbrook Terrace, IL	10,000	100	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	97	98	98	95	95	95
Plymouth Collection, Plymouth, MN	40,815	96	96	91	94	94	100
Prairie Square, Sun Prairie, WI	35,755	71	68	72	72	83	83
Prospect Heights, Prospect Heights, IL	28,080	69	61	61	82	82	82
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	100	100	100	100	100	100
Randall Square, Geneva, IL	216,201	99	99	99	100	97	97(a)
Regency Point, Lockport, IL	54,841	92	100	100	100	100	100
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	100	100
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100	100
RiverplaceCenter, Noblesville, IN	74,414	94	94	94	98	96	96
River Square Center, Naperville, IL	58,260	86	89	81	92	94	94
RivertreeCourt, Vernon Hills, IL	298,862	98	98	99	99	93	91
Rose Naper Plaza East, Naperville, IL	11,658	100	100	100	100	100	100
Rose Naper Plaza West, Naperville, IL	14,335	100	100	100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100	100
Salem Square, Countryside, IL	112,310	91	91	91	91	97	95
Schaumburg Plaza, Schaumburg, IL	61,485	60	59	93	93	97	97
Schaumburg Promenade, Schaumburg, IL	91,831	89	79	90	90	90	100
Sears, Montgomery, IL	34,300	90	90	90	95	95	95

	Gross
	Leasable
	Area	03/31/02	06/30/02	09/30/02	12/31/02	03/31/03	06/30/03	09/30/03	12/31/03
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Sequoia Shopping Ctr, Milwaukee, WI	35,407	67	63	63	68	72	72
Shakopee Valley, Shakopee, MN	146,430	N/A	N/A	N/A	100	100	100
Shingle Creek, Brooklyn Center, MN	39,456	97	96	96	96	89	85(a)
Shoppesof Mill Creek, Palos Park, IL	102,422	98	95	95	93	98	98
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	18	18	18	9	9	9
Shops at Orchard Place, Skokie, IL	164,400	N/A	N/A	N/A	96	96	96(b)
ShorecrestPlaza, Racine, WI	-	95	N/A	N/A	N/A	N/A	N/A
Six Corners, Chicago, IL	80,650	86	86	91	88	88	86
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	98	98	93	95	95	95
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100	100
St. James Crossing, Westmont, IL	49,994	100	98	97	88	88	78(a)
Staples, Freeport, IL	24,049	100	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	93	93	95	95	95	95
Summit of Park Ridge, Park Ridge, IL	33,252	91	94	94	94	89	83(a)
TerramerePlaza, Arlington Heights, IL	40,965	67	69	68	73	66	79
Thatcher Woods, River Grove, IL	193,313	N/A	98	98	98	98	98
TownesCrossing, Oswego, IL	105,989	N/A	N/A	86	86	86	86(b)
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100	100
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100	100
V. Richard's Plaza, Brookfield, WI	107,952	77	79	79	79	81	99
Walgreens, Decatur, IL	13,500	100	100	100	100	100	100
Walgreens, Jennings, MO	15,120	N/A	N/A	N/A	100	100	100
Walgreens, Woodstock, IL	15,856	100	100	100	100	100	100
Wauconda Shopping Ctr, Wauconda, IL	31,357	77	77	77	100	100	100
West River Crossing, Joliet, IL	32,452	96	96	91	91	91	84
Western and Howard, Chicago, IL	12,784	78	78	78	78	78	78
Wilson Plaza, Batavia, IL	11,160	100	100	100	100	100	100
Winnetka Commons, New Hope, MN	42,415	60	65	65	65	65	65(a)
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100	100	100	100	100	100
WoodfieldComm E/W, Schaumburg, IL	207,583	100	100	100	100	100	100
WoodfieldPlaza, Schaumburg, IL	177,160	78	78	94	76	70	70(a)
Woodland Commons, Buffalo Grove, IL	170,070	95	93	93	90	89	88(a)
Woodland Heights, Streamwood, IL	120,436	87	87	87	94	87	87
Zany Brainy, Wheaton, IL	12,499	100	100	100	100	100	0
	11,359,032
	=======

(a)

The Company receives rent from tenants who have vacated but are still obligated under their lease terms which results in economic occupancy ranging from 80% to 100% at June 30, 2003 for each of these centers.

(b)

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of June 30, 2003, the Company had four investment properties, Townes Crossing, located in Oswego, Illinois, Forest Lake Marketplace, located in Forest Lake, Minnesota, Shops at Orchard Place, located in Skokie, Illinois and Mankato Heights, located in Mankato, Minnesota, subject to master lease agreements.

Subsequent Events

On July 17, 2003, the Company paid a distribution of $5,019,735 to Stockholders of record as of June 1, 2003.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2003 and 2002 we had no derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We will designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains and losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is deferred and amortized over the remaining life of the derivative.  We will only enter into derivative transactions that satisfy the aforementioned criteria.

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

	2003	2004	2005	2006	2007	Thereafter

Fixed rate debt	$3,514,867	111,603,755	88,987,900	56,627,470	35,616,142	203,139,408
Weighted average interest rate	6.66%	6.78%	7.03%	6.22%	6.42%	6.19%

Variable rate debt	-	6,467,700	11,716,700	45,410,175	-	31,397,500
Weighted average interest rate	-	2.62%	2.69%	3.12%	-	3.12%

The table above reflects indebtedness outstanding as of June 30, 2003, and does not reflect indebtedness incurred after that date.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages is estimated to be $94,992,000 for mortgages which bear interest at variable rates and $502,545,000 for mortgages which bear interest at fixed rates.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

Approximately $94,992,000, or 18% of our mortgages payable at June 30, 2003, have variable interest rates averaging 3.03%.  An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.

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

                3.1           Third Articles of Amendment and Restatement of the Registrant dated July 1, 2000 (2)

                3.2           Amended and Restated Bylaws of the Registrant (2)

                4.1           Specimen Stock Certificate (3)

10.1         Credit Agreement dated as of June 28, 2002 among Inland Real Estate Corporation, as Borrower and KeyBank National Association as administrative agent and co-leas arranger and Fleet National Bank as syndication agent and co-lead arranger and the several lenders from time to time parities hereto, as lenders (4)

10.2         Amended and Restated Credit Agreement dated as of May 2, 2003 among Inland Real Estate Corporation as Borrower and KeyBank National Association as administrative agent and lead arranger and the several lenders from time to time parties hereto, as lenders (*)

                10.3         Amended and Restated Independent Director Stock Option Plan (5)

                10.4         Employment Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (6)

                10.5         Supplemental Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (6)

                10.6         Consulting Agreement between the Registrant and Robert D. Parks dated July 1, 2000 (2)

                10.7         Employment Agreement between the Registrant and D. Scott Carr dated (7)

                10.8         Employment Agreement between the Registrant and William W. Anderson dated (7)

31.1         Certification of Chief Executive Officer Regarding Periodic Report Filed Pursuant to Section 13 (a) of the Securities Exchange Act of 1934 (*)

31.2         Certification of Chief Financial Officer Regarding Periodic Report Filed Pursuant to Section 13 (a) of the Securities Exchange Act of 1934 (*)

32.1         Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Included in the Registrant's Current Report on Form 8-K (File number 000-28382) as filed by the Registrant on March 21, 2000.

Included in the Registrant's Current Report on Form 8-K (File number 000-28382) as filed by the Registrant on July 14, 2000.

Included in the Registrant's Registration Statement on Form S-11 as filed by the Registrant on January 30, 1998.

Included in the Registrant's Current Report on Form 10-Q as filed by the Registrant on August 14, 2002

Included in the Registrant's Registration Statement on Form S-11 (file number 333-6459) as filed by the Registrant on June 20, 1996.

Included in the Registrant's Current Report on Form 8-K (File number 000-28382) as filed by the Registrant on June 25, 2001.

Included in the Registrant's Current Report on Form 10-Q as filed by the Registrant on May 15, 2003.

(*)        Filed as part of this document.

Reports on Form 8-K:

(1)   Report on Form 8-K dated July 16, 2003 and filed July 16, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                INLAND REAL ESTATE CORPORATION

/s/ ROBERT D. PARKS

By: Robert D. Parks
President, Chief Executive Officer
and Chairman of the Board
Date: August 5, 2003

/s/ MARK E. ZALATORIS

By: Mark E. Zalatoris
Senior Vice President, Chief
Financial Officer and Treasurer
Date: August 5, 2003