Form 10-Q
period 2003-09-30
INLAND REAL ESTATE CORP
filed 2003-11-06
CIK 923284

3: 10 Q 09-30-03

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No

As of November 5, 2003, there were 65,376,248 Shares of Common Stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Consolidated Financial Statements

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

Assets

	September 30, 2003 (unaudited)	December 31, 2002
Investment properties:
Land	$342,091,150	335,485,705
Building and improvements	908,210,503	875,898,829

	1,250,301,653	1,211,384,534
Less accumulated depreciation	138,679,193	117,939,233

Net investment properties	1,111,622,460	1,093,445,301

Cash and cash equivalents	27,606,173	21,433,995
Investment in securities (net of an unrealized gain of $1,480,060 and $1,151,182 at September 30, 2003 and December 31, 2002, respectively)	12,057,752	12,578,575
Investment in marketable securities	64,340	63,073
Assets held for sale (net of accumulated depreciation of $4,519,273)	24,333,454	-
Restricted cash	9,075,546	10,398,430
Accounts and rents receivable (net of provision for doubtful accounts of $2,920,832 and $2,678,945 at September 30, 2003 and December 31, 2002, respectively)	31,286,093	30,795,862
Mortgage receivable (net of investment in LLC of ($602,146) and $74,723 at September 30, 2003 and December 31, 2002, respectively)	8,171,492	6,716,013
Deposits and other assets	1,797,304	656,756
Acquired above market lease intangibles (net of accumulated amortization of $733,098 and $181,744 at September 30, 2003 and December 31, 2002, respectively)	5,588,275	5,726,993
Acquired in place lease intangibles (net of accumulated amortization of $462,474 and $79,294 at September 30, 2003 and December 31, 2002, respectively)	8,769,861	1,958,320
Leasing fees (net of accumulated amortization of $1,216,095 and $839,177 at September 30, 2003 and December 31, 2002, respectively)	1,874,951	1,519,353
Loan fees (net of accumulated amortization of $4,472,825 and $3,360,671 at September 30, 2003 and December 31, 2002, respectively)	4,682,716	4,738,340

Total assets	$1,246,930,417	1,190,031,011
	============	============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

September 30, 2003 and December 31, 2002

Liabilities and Stockholders' Equity

	September 30, 2003 (unaudited)	December 31, 2002
Liabilities:
Accounts payable and accrued expenses	$2,216,201	1,801,279
Acquired below market lease intangibles (net of accumulated amortization of $1,113,397 and $247,611 at September 30, 2003 and December 31, 2002, respectively)	7,305,531	6,771,727
Accrued interest	2,166,578	1,856,638
Accrued real estate taxes	21,647,540	24,405,734
Distributions payable	5,196,906	5,310,303
Security and other deposits	2,537,701	2,991,480
Mortgages payable	588,196,586	582,282,367
Line of credit	125,000,000	80,000,000
Prepaid rents and unearned income	3,160,976	2,356,484
Liabilities associated with assets held for sale	14,028,353	-
Other liabilities	2,372,728	3,048,898

Total liabilities	773,829,100	710,824,910

Minority interest	21,409,070	22,456,919

Redeemable common stock relating to Put Agreement	35,000,000	-

Stockholders' Equity:
Preferred stock, $.01 par value, 6,000,000 Shares authorized; none issued and outstanding at September 30, 2003 and December 31, 2002	-	-
Common stock, $.01 par value, 100,000,000 Shares authorized; 65,278,171 and 64,460,139 Shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	613,456	644,601
Additional paid-in capital (net of offering costs of $58,816,092)	588,723,657	614,459,497
Deferred stock compensation	(48,000)	(60,000)
Accumulated distributions in excess of net income	(174,076,926)	(159,446,098)
Accumulated other comprehensive income	1,480,060	1,151,182

Total stockholders' equity	416,692,247	456,749,182

Commitments and contingencies

Total liabilities and stockholders' equity	$1,246,930,417	1,190,031,011
	============	============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Operations

For the three and nine months ended September 30, 2003 and 2002
(unaudited)

	Three months ended Sept 30, 2003	Three months ended Sept 30, 2002	Nine months ended Sept 30, 2003	Nine months ended Sept 30, 2002
Income:
Rental income	$31,757,306	27,453,753	93,857,717	78,050,605
Additional rental income	10,626,878	9,456,312	35,013,630	29,775,677
Lease termination income	-	-	369,819	618,981
Interest income	65,280	282,228	293,660	1,165,519
Dividend income	274,338	371,764	825,025	960,079
Other income	149,949	169,180	383,657	357,059

	42,873,751	37,733,237	130,743,508	110,927,920
Expenses:
Professional services	95,239	70,194	349,770	303,100
General and administrative expenses	1,379,100	1,028,073	3,912,357	3,183,485
Bad debt expense	184,348	1,329,544	1,401,721	2,025,630
Property operating expenses	11,672,556	9,679,742	39,086,687	32,490,770
Interest expense	10,026,989	8,737,842	29,550,658	24,236,039
Depreciation	8,638,406	7,152,147	25,069,395	20,457,417
Amortization	393,642	100,204	889,425	337,831
Acquisition cost expenses	-	35,532	23,232	35,552

	32,390,280	28,133,278	100,283,245	83,069,824

Income from operations	10,483,471	9,599,959	30,460,263	27,858,096
Minority interest	(34,027)	(249,441)	(391,870)	(695,381)
Income (loss) from operations of unconsolidated ventures	(56,403)	(91,393)	(188,044)	40,231

Income before discontinued operations	10,393,041	9,259,125	29,880,349	27,202,946

Discontinued operations
Income from discontinued operations (including gain on sale of investment properties of $220,335 for the three months ended September 30, 2002, and $2,529 and $1,582,421 for the nine months ended September 30, 2003 and 2002, respectively)	537,999	532,679	1,136,713	2,545,544

Net income	$10,931,040	9,791,804	31,017,062	29,748,490

Other comprehensive income:
Unrealized gain (loss) on investment securities	(63,892)	(595,342)	328,878	138,743

Comprehensive income	$10,867,148	9,196,462	31,345,940	29,887,233
	=========	=========	=========	=========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Operations
(continued)

For the three and nine months ended September 30, 2003 and 2002
(unaudited)

	Three months ended Sept 30, 2003	Three months ended Sept 30, 2002	Nine months ended Sept 30, 2003	Nine months ended Sept 30, 2002

Income before discontinued operations per common share, basic and diluted	$.16	.14	.46	.43
	=========	=========	=========	=========
Income from discontinued operations per common share, basic and diluted	$.01	.01	.02	.04
	=========	=========	=========	=========
Net income per common share, basic and diluted	$.17	.15	.48	.47
	=========	=========	=========	=========
Weighted average common shares outstanding, basic	65,195,530	63,736,497	64,919,871	63,739,999

Weighted average common shares outstanding, diluted	65,200,984	63,741,951	64,925,324	63,745,453
	=========	=========	=========	=========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statement of Stockholders' Equity

For the nine months ended September 30, 2003
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total

Balance January 1, 2003	64,460,139	$644,601	614,459,497	(60,000)	(159,446,098)	1,151,182	456,749,182

Net income	-	-	-	-	31,017,062	-	31,017,062

Other comprehensive income	-	-	-	-	-	328,878	328,878

Distributions declared ($.70 for the nine months ended September 30, 2003 per common share outstanding)	-	-	-	-	(45,647,890)	-	(45,647,890)

Proceeds from DRP	1,599,553	15,996	16,699,388	-	-	-	16,715,384

Stock compensation	-	-	-	12,000	-	-	12,000

Reclassification of redeemable common stock relating to Put Agreement	-	(39,326)	(34,960,674)	-	-	-	(35,000,000)

Repurchase of shares	(781,521)	(7,815)	(7,474,554)	-	-	-	(7,482,369)

Balance September 30, 2003	65,278,171	$613,456	588,723,657	(48,000)	(174,076,926)	1,480,060	416,692,247
	==========	=========	===========	===========	============	===========	===========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2003 and 2002
(unaudited)

	Nine months ended Sept 30, 2003	Nine months ended Sept 30, 2002
Cash flows from operating activities:
Net income	$31,017,062	29,748,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,069,395	20,457,417
Amortization	889,425	337,831
Depreciation and amortization related to discontinued operations	402,616	688,844
Amortization of deferred stock compensation	12,000	-
Amortization on acquired above market leases	551,354	-
Amortization on acquired below market leases	(865,786)	-
Gain on sale of investment properties	(2,529)	(1,582,421)
Minority interest	391,870	695,381
Loss from operations of unconsolidated ventures	676,869	140,393
Rental income under master lease agreements	234,592	13,412
Straight line rental income	(1,030,642)	(1,381,902)
Provision for doubtful accounts, net	393,445	917,986
Interest on unamortized loan fees	1,145,651	863,611
Changes in assets and liabilities:
Restricted cash	538,396	(1,295,257)
Accounts and rents receivable	(1,064,676)	(686,573)
Other assets	(1,140,548)	(549,870)
Accounts payable and accrued expenses	110,450	286,505
Accrued interest payable	381,133	26,736
Accrued real estate taxes	(2,541,902)	3,113,058
Security and other deposits	(420,096)	(201,466)
Other liabilities	1,734	937
Prepaid rents and unearned income	810,170	(776,069)

Net cash provided by operating activities	55,559,983	50,817,043

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the nine months ended September 30, 2003 and 2002
(unaudited)

	Nine months ended Sept 30, 2003	Nine months ended Sept 30, 2002
Cash flows from investing activities:
Restricted cash	$784,487	(138,224)
Escrows held for others	(677,904)	171,539
Sale of investment securities	849,701	-
Purchase of marketable securities	(1,267)	906,168
Additions to investment properties, net of accounts payable	(11,035,431)	(5,180,255)
Purchase of investment properties	(62,321,063)	(78,000,546)
Proceeds from sale of investment properties	494,237	8,211,791
Purchase of minority interest units	-	(1,500,000)
Mortgage receivable	(2,132,348)	14,824,809
Leasing fees	(734,563)	(526,089)

Net cash used in investing activities	(74,774,151)	(61,230,807)

Cash flows from financing activities:
Proceeds from DRP	16,715,384	16,247,250
Repurchase of shares	(7,482,369)	(7,404,896)
Loan proceeds	19,880,000	31,600,000
Proceeds from unsecured line of credit	45,000,000	25,000,000
Loan fees	(1,254,883)	(2,193,679)
Distributions paid	(47,201,005)	(46,374,499)
Payoff of debt	-	(3,853,000)
Principal payments of debt	(270,781)	(172,290)

Net cash provided by financing activities	25,386,346	12,848,886

Net increase (decrease) in cash and cash equivalents	6,172,178	2,435,122

Cash and cash equivalents at beginning of period	21,433,995	29,976,991

Cash and cash equivalents at end of period	$27,606,173	32,412,113
	==========	==========

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the nine months ended September 30, 2003 and 2002
(unaudited)

	Nine months ended Sept 30, 2003	Nine months ended Sept 30, 2002
Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties	-	(97,450,546)
Assumption of mortgage debt	-	19,450,000

	$-	(78,000,546)
	============	============
Reclassification of common stock related to Put Agreement	$35,000,000	-
	============	============
Distributions payable	$5,196,906	5,107,217
	============	============
Cash paid for interest	$28,666,256	23,919,220
	============	============

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2003
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

The Company, through a total of four public offerings of common stock, on a best efforts basis, sold a total of 51,642,397 shares of its common stock at prices ranging from $10 to $11 per share.  In addition, as of September 30, 2003, the Company had issued 12,267,303 shares through the Company's Distribution Reinvestment Program ("DRP") at prices ranging from $9.05 to $10.45 per share and has repurchased a total of 4,819,351 shares through the Company's Share Repurchase Program at prices ranging from $9.05 to $9.75 per share, for an aggregate cost of $44,897,782.  As a result, the Company has realized total offering proceeds of $683,153,205 as of September 30, 2003.

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

September 30, 2003
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

The Company classifies its investment in securities in one of three categories: trading, available-for-sale or held-to-maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available for sale.  Investment in securities at September 30, 2003 consists of preferred and common stock investments in various real estate investment trusts and are classified as available-for-sale securities.  Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  Dividend income is recognized when received.  Sales of investment securities available-for-sale during the nine months ended September 30, 2003 resulted in a gain on sale of $38,249.  This gain is included in other income in the accompanying Consolidated Statements of Operations.

On January 1, 2003, the Company adopted FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34."  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The Company recognizes liabilities related to certain guarantees in accordance with FIN 45.

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

September 30, 2003
(unaudited)

Depreciation expense is computed using the straight-line method.  Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements, 15 years for site improvements and the remaining life of the related lease for tenant improvements.

Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income.  Acquired in place leases are amortized over the average lease term as a component of amortization expense.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in place leases) and any assumed financing that is determined to be above or below market terms.  In addition, the Company allocates a portion of the purchase price to the value of customer relationships.  The Company uses the information contained in the third party appraisals as the primary basis for allocating the purchase price between land and site improvements.  The aggregate value of other intangibles is measured based on the difference between the property valued with existing in place leases adjusted to market rental rates and the property valued as if vacant.

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  If this were to occur, the Company would be required to record an impairment loss equal to the excess of carrying value over fair value.

(2) Joint Ventures

The accompanying consolidated financial statements of the Company include, in addition to the accounts of the wholly-owned subsidiaries, the accounts of Inland Ryan, LLC and Inland Ryan Cliff Lake, LLC (Inland Ryan and Inland Ryan Cliff Lake are collectively referred to as the "LLCs").  Due to the Company's ability as managing member to directly control these LLCs, they are consolidated with the Company for financial reporting purposes.  The third parties' interests in the LLCs are reflected as minority interest in the accompanying consolidated financial statements.  As of September 30, 2003, the Company and the non-managing members have entered into four amendments to the LLC agreement to reflect various transactions with individual members of Inland Ryan, LLC.  In aggregate, these amendments had no effect on the Company's and the non-managing members' interest in Inland Ryan, LLC which remains at approximately 78% and 22%, respectively.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2003
(unaudited)

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana.  The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65.  The property currently has one anchor tenant, a 139,451 square foot Burlington Coat Factory store on the south end of the property.  On the north end of the property, there is a vacant 148,420 square foot store, previously occupied by Montgomery Wards, which is currently being marketed to new users.  In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property.  The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of up to 104,700 square feet of new open-air retail space between the existing anchors.  The first phase of new construction commenced in January 2003 for an 18,000 square foot retail building fronting U.S. Route 30.  This building will be anchored by a 4,800 square foot Panera Bread store pursuant to an executed ten year lease.  It is anticipated that completion of construction and lease up of this building will occur by the fourth quarter of 2003.  Each partner's initial equity contribution was $500,000.  The Company is a non-managing member of the LLC and does not exercise control therefore, the Company uses the equity method to account for this venture.  Under the equity method, the operations of a joint venture are not consolidated with the operations of the Company but instead are reflected as income or loss from the operations of unconsolidated ventures on the Company's Consolidated Statements of Operations.  Additionally, the Company's net investment in the joint venture is reflected as an asset on the Consolidated Balance Sheets.  A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped.  As of September 30, 2003, the Company's allocable share of the income and losses of this venture was netted against its initial investment of $500,000 to net to ($602,146) on the accompanying Consolidated Balance Sheets.  In addition, the Company has committed to lend the LLC up to $17,800,000.  The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances.  The loan matures in five years.  As of September 30, 2003, the principal balance of this mortgage receivable was $8,773,638.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51.  This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation.  The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests obtained in variable interest entities after January 31, 2003.  The interpretation is to be applied to the enterprise no later than the end of the first period ending after December 15, 2003.  The interpretation requires certain disclosures in financial statements issued after January 21, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective.

As described above, the Company has historically accounted for its investments in joint ventures, where the Company is not the managing member and does not have control, using the equity method of accounting.  Management is in the process of analyzing FIN 46 to determine the impact, if any, on the Company's financial statements.  The Company's current maximum exposure to loss as a result of its involvement with the joint venture is approximately $8,200,000, potentially reduced by $2,500,000, which is guaranteed by Tri-Land Properties, Inc.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2003
(unaudited)

(3) Transactions with Related Parties

The Inland Group, Inc., through affiliates, owns approximately 9.5% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc., or its affiliates, therefore, the expenses paid to these affiliates of The Inland Group, Inc. are classified as expenses to non-affiliates on the Consolidated Statements of Operations.  During the three and nine months ended September 30, 2003 and 2002, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations, property tax reduction services and mail processing from or through affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $50 per hour.  The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the nine months ended September 30, 2003 and 2002, these expenses, totaling $502,375 and $418,360, respectively, are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the nine months ended September 30, 2003 and 2002 were $177,249 and $112,724, respectively, and are also included in general and administrative expenses.

During the nine months ended September 30, 2003 and 2002, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc.  The fees for these services are based on costs incurred by The Inland Real Estate Group, Inc. and are currently purchased at $220 per hour.  For the nine months ended September 30, 2003 and 2002, the Company paid $94,510 and $166,221, respectively, for these legal services.

An affiliate of The Inland Group, Inc. is the mortgagee on the Walgreens property, located in Decatur, Illinois.  As of September 30, 2003, the remaining balance of the mortgage was $636,971.  The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004.  For the nine months ended September 30, 2003 and 2002, the Company paid principal and interest payments totaling $51,199 each period on this mortgage.

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana.  Richard Dube, the brother-in-law of Mr. Daniel Goodwin, one of the Company's directors, is the president and a principal owner of Tri-Land.  Each partner's initial equity contribution was $500,000.  A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped.  As of September 30, 2003, the Company's net investment was ($602,146).  In addition, the Company has committed to lend the LLC up to $17,800,000.  The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances.  The loan matures in five years.  As of September 30, 2003, the principal balance of this mortgage receivable was $8,773,638.

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

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2003
(unaudited)

In September 2003, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of $7,500,000.  In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation, an affiliate of The Inland Group, Inc., in an amount equal to $15,000 (equivalent to one-fifth of one percent of the principal amount of the indebtedness).

On September 4, 2003, the Company entered into a Put Agreement with Inland Real Estate Investment Corporation, Partnership Ownership Corporation (a wholly owned subsidiary of Inland Real Estate Investment Corporation) and Fleet National Bank.  Inland Real Estate Investment Corporation and Partnership Ownership Corporation are both owned or controlled by The Inland Group, Inc.  Three of the Company's directors, Messrs. Goodwin, Cosenza and Parks are directors and shareholders of The Inland Group, Inc.   Mr. Goodwin owns a controlling interest in The Inland Group, Inc.  Inland Real Estate Investment Corporation and Partnership Ownership Corporation collectively own 6,166,358 shares of the Company’s common stock which they have pledged to secure draws under a $35,000,000 line of credit obtained from Fleet National Bank.  This credit arrangement has a one year term with a six month extension available to Inland Real Estate Investment Corporation provided certain conditions are met.  Under the Put Agreement, Inland Real Estate Investment Corporation paid the Company a premium of $100,000 in return for its agreement to repurchase a portion of these pledged shares, at a price of $8.90 per share, from Fleet National Bank if Inland Real Estate Investment Corporation defaults on the line of credit agreement and Fleet National Bank exercises its right under the pledge agreement to obtain ownership of the shares.  Although Inland Real Estate Investment Corporation and Partnership Ownership Corporation have pledged all of their shares, the Company is only required to repurchase that number of shares multiplied by $8.90 needed to satisfy any of Inland Real Estate Corporation's or Partnership Ownership Corporation's obligations, including principal, accrued interest and other costs and expenses under the line of credit agreement.  Further, the Company is not required to repurchase more than $15,000,000 worth of shares during any six month period.  The maximum amount the Company is required to repurchase is approximately 4,000,000 shares or $35,000,000 of stock based on a price of $8.90 per share.  In accordance with FIN 45, the Company has recorded this premium of $100,000 paid by Inland Real Estate Investment Corporation as a liability related to its obligation to stand ready to perform over its guarantee to acquire shares to satisfy Inland Real Estate Investment Corporation's obligations.  The Company will recognize the premium received as income upon the termination date of this agreement.  In addition, the Company has classified the potential amount to be redeemed under this agreement as temporary equity in the accompanying Consolidated Balance Sheets.  This agreement was approved by the Company's independent directors who, among other things, determined the fairness of the fee paid to the Company by Inland Real Estate Investment Corporation.  In determining that the fee was fair, the independent directors obtained a fairness opinion, the cost of which was paid for by Inland Real Estate Investment Corporation.

(4) Investment Properties

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of September 30, 2003, the Company had five investment properties, Townes Crossing, located in Oswego, Illinois, Forest Lake Marketplace, located in Forest Lake, Minnesota, Shops at Orchard Place, located in Skokie, Illinois, Mankato Heights, located in Mankato, Minnesota and Rochester Marketplace, located in Rochester, Minnesota, subject to master lease agreements.  The cumulative amount of such payments was $7,208,424 and $6,973,832 through the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2003
(unaudited)

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

Results of operations for Antioch Plaza for the nine months ended September 30, 2003 and 2002 were as follows:

	Sept 30, 2003	Sept 30, 2002

Total income	$4,284	38,796
Total expenses	-	79,296
Net income (loss) from operations	$4,284	(40,500)
	======	=======

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

Results of operations for Shorecrest Plaza for the nine months ended September 30, 2003 and 2002 were as follows:

	Sept 30, 2003	Sept 30, 2002

Total income	$46,635	340,515
Total expenses	-	295,099
Net income from operations	$46,635	45,416
	=======	=======

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

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2003
(unaudited)

Results of operations for Popeye's portion of Calumet Square for the nine months ended September 30, 2003 and 2002 were as follows:

	Sept 30, 2003	Sept 30, 2002

Total income	$22,439	51,518
Total expenses	14,217	56,780
Net income (loss) from operations	$8,222	(5,262)
	======	======

During the nine months ended September 30, 2003, the Company received an unsolicited offer to purchase, at a price in excess of book value, Zany Brainy, located in Wheaton, Illinois.  Accordingly, this asset has been classified as held for sale and depreciation was suspended as of April 1, 2003.

Results of operations for Zany Brainy for the nine months ended September 30, 2003 and 2002 were as follows:

	Sept 30, 2003	Sept 30, 2002

Total income	$109,685	137,423
Total expenses	155,534	56,857
Net income (loss) from operations	$(45,849)	80,566
	========	========

During the nine months ended September 30, 2003, the Company received an unsolicited offer to purchase, at a price in excess of book value, Summit of Park Ridge, located in Park Ridge, Illinois.  Accordingly, this asset has been classified as held for sale and depreciation was suspended as of May 1, 2003.

Results of operations for Summit of Park Ridge for the nine months ended September 30, 2003 and 2002 were as follows:

	Sept 30, 2003	Sept 30, 2002

Total income	$643,268	566,494
Total expenses	444,962	439,893
Net income from operations	$198,306	126,601
	========	========

During the nine months ended September 30, 2003, the Company received an unsolicited offer to purchase, at a price in excess of book value, Dominick's, located in Highland Park, Illinois.  Accordingly, this asset has been classified as held for sale and depreciation was suspended as of June 1, 2003.

Results of operations for Dominick's for the nine months ended September 30, 2003 and 2002 were as follows:

	Sept 30, 2003	Sept 30, 2002

Total income	$1,119,717	1,095,413
Total expenses	514,468	643,677
Net income from operations	$605,249	451,736
	=========	=========

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2003
(unaudited)

During the three months ended September 30, 2003, the Company received an unsolicited offer to purchase, at a price in excess of book value, Eagle Country Market, located in Roselle, Illinois.  Accordingly, this asset has been classified as held for sale and depreciation was suspended as of August 15, 2003.

Results of operations for Eagle Country Market for the nine months ended September 30, 2003 and 2002 were as follows:

	Sept 30, 2003	Sept 30, 2002

Total income	$426,764	330,549
Total expenses	287,147	218,565
Net income from operations	$139,617	111,984
	========	========

During the three months ended September 30, 2003, the Company received an unsolicited offer to purchase, at a price in excess of book value, Eagle Ridge Center, located in Lindenhurst, Illinois.  Accordingly, this asset has been classified as held for sale and depreciation was suspended as of August 15, 2003.

Results of operations for Eagle Ridge Center for the nine months ended September 30, 2003 and 2002 were as follows:

	Sept 30, 2003	Sept 30, 2002

Total income	$585,889	505,460
Total expenses	408,169	312,878
Net income from operations	$177,720	192,582
	========	========

The Company has received valid offers for the purchase of those properties that are currently being held for sale.  If these current offers do not result in the purchase of these properties, the Company will continue to actively market them for sale.

The following assets and liabilities relating to Zany Brainy, Summit of Park Ridge, Dominick's, Eagle Country Market and Eagle Ridge Center were classified as held for sale on the Consolidated Balance Sheet as of September 30, 2003.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2003
(unaudited)

	Zany Brainy	Summit of Park Ridge	Dominick's	Eagle Country Market	Eagle Ridge Center	Total
Assets
Accounts and rents receivable, net of provision for doubtful accounts	$391	165,243	812,927	213,550	19,531	1,211,642
Land	838,000	672,000	3,200,000	966,667	866,702	6,543,369
Building	1,626,697	2,749,772	9,600,163	1,940,898	5,144,821	21,062,351
Accumulated depreciation	(365,472)	(569,453)	(2,314,402)	(436,399)	(833,547)	(4,519,273)
Loan fees, net of accumulated amortization	2,830	3,274	13,038	3,798	10,381	33,321
Leasing fees, net of accumulated amortization	-	2,044	-	-	-	2,044

Total assets held for sale	$2,102,446	3,022,880	11,311,726	2,688,514	5,207,888	24,333,454
	========	========	========	========	========	========
Liabilities:
Accounts payable and accrued expenses	$874	1,622	-	3,186	827	6,509
Accrued interest	4,973	6,391	38,453	3,473	17,901	71,191
Accrued real estate taxes	29,878	169,553	-	52,953	(36,092)	216,292
Prepaid rents and unearned income	-	5,678	-	-	-	5,678
Security and other deposits	-	33,683	-	-	-	33,683
Mortgage payable	1,245,000	1,600,000	6,400,000	1,450,000	3,000,000	13,695,000

Total liabilities associated with assets held for sale	$1,280,725	1,816,927	6,438,453	1,509,612	2,982,636	14,028,353
	========	========	========	========	========	========

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2003
(unaudited)

(6) Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases.  GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $1,030,642 and $1,381,902 for the nine months ended September 30, 2003 and 2002, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $15,541,415 and $14,510,773 in related accounts and rents receivable as of September 30, 2003 and December 31, 2002, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

K-Mart, a tenant at three of the Company's investment properties, filed its bankruptcy in January 2002.  As of September 30, 2003, two of the stores remained open and one had closed.  Of the 109,000 square feet vacated by K-Mart, approximately 45,000 square feet had been re-leased as of September 30, 2003.  K-mart completed its bankruptcy reorganization on May 6, 2003.  The parent company of Zany Brainy, FAO, Inc. ("Zany Brainy"), a tenant at four of the Company's investment properties, filed its bankruptcy in January 2003.  As of the date of this filing, leases at three of these locations have been rejected.  As of September 30, 2003, the Company had re-leased two of the vacant spaces and the third space is being held for sale.  Zany Brainy completed its bankruptcy reorganization on April 24, 2003.  The parent company of Rainbow Foods, Fleming Companies, Inc., a tenant at five of the Company's investment properties, filed its bankruptcy in April 2003.  As of the date of this filing, one store has closed, but the lease has not been rejected.  The remaining four stores remain open and their lease obligations have been assumed by Roundy's with approval of the bankruptcy court.  Eagle Food Centers, Inc., a tenant at three of the Company's investment properties, filed its bankruptcy in April 2003.  As of the date of this filing, two of the stores have been auctioned through the bankruptcy court and acquired by Butera Markets.  The third store had been sub-leased to Butera Finer Foods prior to Eagle's bankruptcy filing and will remain open.  Paper Warehouse, a tenant at two of the Company's investment properties, filed its bankruptcy in June 2003.  As of the date of this filing, both stores are expected to remain open.  The K-Mart, Zany Brainy, Rainbow Foods, Eagle Food Center and Paper Warehouse locations account for approximately 1% of the Company's total square footage and approximately 1% of its annual rental income for the nine months ended September 30, 2003, net of spaces that have been re-leased or assumed by new tenants.  In conjunction with these bankruptcy filings, the Company has recorded a cumulative amount of approximately $750,000 as provision for doubtful accounts on the accompanying Consolidated Balance Sheets.  The Company does not believe that these bankruptcy filings will cause any of its investment properties to be considered impaired under the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

(7) Mortgages Receivable

On February 1, 2001, the Company entered into an LLC agreement with Tri-Land Properties, Inc. and committed to lend the LLC up to $17,800,000 to fund the initial acquisition and subsequent redevelopment of the property commonly referred to as the Century Consumer Mall, located in Merrillville, Indiana and owned by the LLC.  Draws on the loan bear interest at a rate of 9% per annum with interest only paid monthly.  The loan is secured by the property and matures on January 31, 2006.  As of September 30, 2003, the principal balance of this mortgage receivable was $8,773,638.  A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2003
(unaudited)

(8) Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at September 30, 2003 and December 31, 2002:

Mortgagee	Interest Rate at Sept 30, 2003	Interest Rate at December 31, 2002	Maturity Date	Current Monthly Payment	Balance at Sept 30, 2003	Balance at December 31, 2002

Allstate	6.66%	6.66%	10/2003	$17,483	$3,150,000	3,150,000
Allstate (a)	7.21%	7.21%	12/2004	38,453	6,400,000	6,400,000
Allstate	7.00%	7.00%	01/2005	23,917	4,100,000	4,100,000
Allstate	7.15%	7.15%	01/2005	18,173	3,050,000	3,050,000
Allstate	7.00%	7.00%	02/2005	31,946	5,476,500	5,476,500
Allstate	6.65%	6.65%	05/2005	53,200	9,600,000	9,600,000
Allstate	6.82%	6.82%	08/2005	60,243	10,600,000	10,600,000
Allstate	7.40%	7.40%	09/2005	220,687	35,787,000	35,787,000
Allstate	7.38%	7.38%	02/2006	132,750	21,600,000	21,600,000
Allstate	5.87%	5.87%	09/2009	29,350	6,000,000	6,000,000
Allstate	4.65%	4.65%	01/2010	87,188	22,500,000	22,500,000
Allstate (b)	9.25%	9.25%	12/2009	30,125	3,908,081	3,908,081
Allstate	4.84%	4.84%	12/2009	47,593	11,800,000	11,800,000
Allstate (c)	4.70%	-	10/2010	48,488	12,380,000	-
Archon Financial	4.35%	4.35%	12/2007	23,885	6,589,000	6,589,000
Bear, Stearns Funding, Inc.	6.86%	6.86%	06/2004	328,662	57,450,000	57,450,000
Bear, Stearns Funding, Inc.	6.50%	6.50%	09/2006	73,288	13,530,000	13,530,000
Bear, Stearns Funding, Inc.	6.03%	6.03%	07/2007	68,340	13,600,000	13,600,000
Bear, Stearns Funding, Inc.	6.60%	6.60%	02/2009	44,000	8,000,000	8,000,000
Berkshire Mortgage (d)	7.79%	7.79%	10/2007	90,215	13,897,078	14,020,575
Column Financial, Inc	7.00%	7.00%	11/2008	145,833	25,000,000	25,000,000
Inland Mortgage Serv. Corp. (d)	7.65%	7.65%	05/2004	4,063	636,971	651,145
John Hancock Life Insurance (d)	7.65%	7.65%	01/2018	79,210	12,425,149	12,509,511
KeyBank N.A. (e)	5.00%	-	10/2010	30,822	7,500,000	-
LaSalle Bank N.A. (g)	2.42%	2.68%	10/2004	(f)	6,467,700	13,912,700
LaSalle Bank N.A. (g)	3.08%	-	10/2004	18,810	7,445,000	-
LaSalle Bank N.A.	7.25%	7.25%	10/2004	63,488	10,654,300	10,654,300
LaSalle Bank N.A.	7.26%	7.26%	10/2004	56,389	9,450,000	9,450,000
LaSalle Bank N.A. (h)	7.26%	7.26%	12/2004	53,167	8,910,000	8,910,000
LaSalle Bank N.A.	7.36%	7.36%	12/2004	58,376	9,650,000	9,650,000
LaSalle Bank N.A.	7.26%	7.26%	01/2005	58,106	9,737,620	9,737,620
LaSalle Bank N.A. (g)	3.59%	2.78%	03/2005	7,078	2,400,000	2,400,000
LaSalle Bank N.A.	2.52%	2.78%	04/2005	(f)	2,467,700	2,467,700
LaSalle Bank N.A.	2.52%	2.68%	06/2005	(f)	5,599,000	5,599,000
LaSalle Bank N.A.	2.42%	3.12%	11/2005	(f)	3,650,000	3,650,000
LaSalle Bank N.A.	6.81%	6.81%	12/2005	43,843	7,833,000	7,833,000
LaSalle Bank N.A. (i)	4.86%	4.86%	12/2006	84,129	21,061,000	21,061,000
LaSalle Bank N.A.	2.92%	3.18%	12/2006	(f)	45,410,175	45,410,175
LaSalle Bank N.A. (j)	2.92%	3.27%	12/2007	(f)	31,397,500	31,397,500
LaSalle Bank N.A. (k)	1.45%	1.98%	12/2014	7,492	6,200,000	6,200,000
Lehman Brothers Holding, Inc.	6.36%	6.36%	10/2008	299,026	54,600,000	54,600,000
Midland Loan Serv. (d)	7.86%	7.86%	01/2008	32,054	4,903,812	4,952,560
Principal Life Insurance	5.96%	5.96%	12/2008	54,633	11,000,000	11,000,000
Principal Life Insurance	5.25%	5.25%	10/2009	32,375	7,400,000	7,400,000
Principal Life Insurance	8.27%	8.27%	09/2010	40,316	5,850,000	5,850,000
Principal Life Insurance	5.57%	5.57%	10/2012	47,345	10,200,000	10,200,000
Woodmen of the World	6.75%	6.75%	06/2008	26,016	4,625,000	4,625,000

Mortgages Payable					$601,891,586	582,282,367
					===========	===========

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2003
(unaudited)

(a)

In conjunction with the potential sale of Dominick's in Highland Park, the Company has classified this amount as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet as of September 30, 2003.

(b)

The Company received a subsidy at closing totaling approximately $390,000 from the seller to be used over a period of five years, which together with interest earnings on the initial deposit, will provide a sum that will be drawn down on a monthly basis by the Company to reduce the effective interest rate paid on the loan to 7% per annum.  As of September 30, 2003, the funds from the subsidy have been fully used.

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

(e)

In September 2003, the Company completed a financing transaction which resulted in the Company incurring additional indebtedness of $7,500,000.   In connection with obtaining this financing, the Company paid a commission for mortgage brokerage services to Inland Mortgage Corporation, an affiliate of The Inland Group, Inc., in an amount equal to $15,000 (equivalent to one-fifth of one percent of the principal amount of the indebtedness).

(f)	Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

(g)	On April 3, 2003, the Company exercised its option to convert approximately $10,000,000 of variable rate debt to a market fixed rate at conversion date.

(h)

In conjunction with the potential sale of Eagle Ridge Center, the Company has classified $3,000,000 as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet as of September 30, 2003.

(i)

In conjunction with the potential sale of Zany Brainy and Summit of Park Ridge, the Company has classified $1,245,000 and 1,600,000, respectively, as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet as of September 30, 2003.

(j)

In conjunction with the potential sale of Eagle Country Market, the Company has classified $1,450,000 as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet as of September 30, 2003.

(k)

As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 issued by the Village of Skokie, Illinois.  The interest rate on these bonds floats and is reset weekly by a re-marketing agent.  The rate at September 30, 2003 was 1.45%.  The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding, paid annually.  In addition, the Company is required to pay a re-marketing fee of .125% per annum of the principal amount outstanding, paid quarterly and a trustee fee of $500 also paid quarterly.

(9) Line of Credit

On June 28, 2002, the Company entered into a $100,000,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years.  The funds from this line of credit will be used to purchase additional investment properties.  The Company is required to pay interest only on draws under the line at the rate equal to LIBOR plus 375 basis points.  The Company is also required to pay, on a quarterly basis, an amount less than 1%, per annum, on the average daily funds remaining under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2003, the Company was in compliance with such covenants.  In connection with obtaining this line of credit, the Company paid fees in an amount totaling approximately $1,500,000 (which includes a one and one-half percent commitment fee).

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2003
(unaudited)

On May 2, 2003, the Company amended its line of credit agreement with KeyBank N.A.  This amendment reduces the interest rate charged on the outstanding balance by 1.25% and extends the maturity to May 2, 2006.  In addition, the aggregate commitment of the Company's line was increased by $50,000,000, to a total of $150,000,000.  In conjunction with this amendment, the Company paid approximately $750,000 in fees and costs.  The outstanding balance on the line of credit was $125,000,000 as of September 30, 2003 with an average interest rate of 3.667% per annum.

(10) Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "commons shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing option or other contracts.  As of September 30, 2003 and December 31, 2002, options to purchase 31,500 and 27,500 shares of common stock, respectively, at exercise prices ranging from $9.05 to $10.45 per share were outstanding.  These options were not included in the computation of basic or diluted EPS, as the effect would be immaterial.

As of September 30, 2003, warrants to purchase 140,108 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of basic or diluted EPS because the warrants exercise price was greater than the market price of common shares, as quoted on the secondary market and, as such, would be anti-dilutive.

As of September 30, 2003, 5,454.45 shares of common stock issued pursuant to employment agreements were outstanding.  These shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.

On September 4, 2003, the Company entered into a Put Agreement with Inland Real Estate Investment Corporation, Partnership Ownership Corporation (a wholly owned subsidiary of Inland Real Estate Investment Corporation) and Fleet National Bank.  Inland Real Estate Investment Corporation and Partnership Ownership Corporation, both affiliates of The Inland Group, Inc., collectively own 6,166,358 shares of the Company’s common stock.  These shares are included in the computation of basic and diluted EPS and will not effect this computation unless a default by Inland Real Estate Investment Corporation occurs.

The basic weighted average number of common shares outstanding were 64,919,871 and 63,739,999 for the nine months ended September 30, 2003 and 2002, respectively.  The diluted weighted average number of common shares outstanding were 64,925,325 and 63,745,453 for the nine months ended September 30, 2003 and 2002, respectively.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2003
(unaudited)

(11) Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers.  These agreements became effective January 1, 2002.

As of September 30, 2003, an aggregate of 5,454.45 shares of the Company's common stock, issued at a value of $11.00 per share, comprising an aggregate value of $60,000, were issued pursuant to these agreements.  For purposes of determining the fair value, the Company has used the offering price of $11.00 per share, which is the last price at which shares were issued in a public offering, excluding shares issued through the Company's DRP.  Under each of the employment agreements each officer vests an equal portion of shares over a five-year vesting period beginning January 1, 2003.  Compensation cost of $12,000 was recorded in connection with the issuance of these shares for the nine months ended September 30, 2003.

The officers may also receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company beginning January 1, 2003.  No additional shares were issued for the nine months ended September 30, 2003.

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

The property net operating income is summarized in the following table for the nine months ended September 30, 2003 and 2002, along with reconciliation to income from operations.  Net investment properties and total assets are also presented as of September 30, 2003 and 2002:

  INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2003
(unaudited)

	Nine months ended Sept 30, 2003	Nine months ended Sept 30, 2002

Total rental and additional rental income	$128,871,347	107,826,282
Total property operating expenses	(39,086,687)	(32,490,770)

Property net operating income	89,784,660	75,335,512

Other income:
Lease termination income	369,819	618,981
Interest income	293,660	1,165,519
Dividend income	825,025	960,079
Other income	383,657	357,059

Other expenses:
Professional services	(349,770)	(303,100)
General and administrative	(3,912,357)	(3,183,485)
Bad debt expense	(1,401,721)	(2,025,630)
Interest expense	(29,550,658)	(24,236,039)
Depreciation and amortization	(25,958,820)	(20,795,248)
Acquisition cost expense	(23,232)	(35,552)

Income from operations	$30,460,263	27,858,096
	============	============
Net investment properties	$1,111,622,460	990,318,348
	============	============
Total assets	$1,246,930,417	1,086,559,556
	============	============

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

September 30, 2003
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

Three of the Company's investment properties are located in tax increment financing districts.  The Company has agreed to fund any shortfalls in the Tax Increment generated in these districts.  At September 30, 2003, the Company does not believe any monies will be due.

(14) Subsequent Events

On October 16, 2003, the Company purchased a property from an unaffiliated third party for $16,000,000.  The purchase price was funded using cash and cash equivalents.  The property is located in Mishawaka, Indiana and contains 136,422 square feet of leasable space.  Its major tenants are Marshall's and PetCo.

On October 17, 2003, the Company paid a distribution of $5,043,406 to Stockholders of record as of September 1, 2003.

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

This section provides a narrative discussion of our Consolidated Balance Sheet as of September 30, 2003 and compares it to the Consolidated Balance Sheet as of December 31, 2002 as well as our Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002 and our Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002, respectively.  First, we discuss the critical accounting policies that impact the treatment, for financial statement purposes, of certain items such as how we value our investment properties, recognize rental income and depreciate our assets.  Next, we discuss the Consolidated Balance Sheets and Consolidated Statements of Cash Flows and how the changes in balance sheet and cash flow items from period to period impact our liquidity and capital resources.  Third, we discuss results of operations, including changes in funds from operations from period to period and discuss the impact that inflation may have on our results.

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release ("FRR") No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies."  A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances.  We believe that our most critical accounting policies relate to how we value our investment properties and determine whether assets are held for sale, recognize rental income and lease termination income, our cost capitalization and depreciation policies and consolidation/equity accounting policies.  These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain.  The purpose of the FRR is to provide stockholders with an understanding of how management forms these policies.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America ("GAAP").  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

In determining the value of an investment property and whether the property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age, physical condition and investor return requirements among others.  Additionally, we obtain an appraisal prepared by a third party at the time we purchase the investment property.  All of the aforementioned factors are considered by management in determining the value of any particular property.  The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Should the actual results differ from management's judgment, the valuation could be negatively or positively affected.

We allocate the purchase price of each acquired investment property between land, building and site improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in place leases) and any assumed financing that is determined to be above or below market terms.  The allocation of the purchase price is an area that requires complex judgments and significant estimates.  The value allocated to land as opposed to building affects the amount of depreciation expense we record.  If more value is attributed to land, depreciation expense would be lower than if more value is attributed to building.  We use the information contained in the third party appraisals as the primary basis for allocating the purchase price between land, building and site improvements.  We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.

The aggregate value of other intangibles is measured based on the difference between the property valued with existing in place leases adjusted to contractual rental rates and the property valued as if vacant.  We utilize independent appraisals or management's estimates to determine the respective as if vacant property values.  Factors considered by management in our analysis of determining the as if vacant property value include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases and the risk adjusted cost of capital.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, up to 24 months.  Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

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

We then allocate the remaining difference to the value of acquired in place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The value of the acquired in place lease is amortized over the average lease term to amortization expense.  As of September 30, 2003, we had not allocated any amounts to customer relationships because of the customer relationships that we already have with significant tenants at the properties we acquire.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

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

Assets Held for Sale.  When determining whether to hold an asset for sale, we consider the following criteria, whether; (i) Management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale, in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

When all of the above criteria are met, we hold the asset for sale.  On the day that these criteria are met, we suspend depreciation on the assets held for sale.  The assets and liabilities associated with those assets that are held for sale are classified separately on the Consolidated Balance Sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the Consolidated Statements of Operations as discontinued operations for all periods presented.

Once a property is held for sale, we are committed to selling the property.  If the current offers do not result in the sale of these properties, the Company generally will continue to actively market them for sale.

Recognition of Rental Income.  Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as "straight-lining" rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of "straight-lining," rental income exceeded the cash collected for such rent by $1,030,642 and $1,381,902 for the nine months ended September 30, 2003 and 2002, respectively.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of rental income in the accompanying Consolidated Statements of Operations.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is also included as a component of rental income in the accompanying Consolidated Statements of Operations.  In accordance with Staff Accounting Bulletin 101, we defer recognition of contingent rental income, such as percentage/excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Management reviews all tenants with balances due for a period greater than ninety days.   Allowances are taken for those balances which we deem to be uncollectible.  An allowance is also recorded for tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectable.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is our cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at September 30, 2003 and December 31, 2002 were $27,606,173 and $21,433,995, respectively.  Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities under our dividend reinvestment program ("DRP"), our draws on the line of credit with KeyBank and proceeds from financings secured by our investment properties.  The increase in our cash from December 31, 2002 to September 30, 2003, described in more detail below, results from receiving approximately $55,600,000 from operations, while using approximately $74,800,000 in investing activities and receiving approximately $25,400,000 in financing activities.

As of September 30, 2003, we owned interests in 139 investment properties including fourteen unencumbered by any indebtedness.  We generally limit our indebtedness to approximately fifty- percent (50%) of the original purchase price of the investment properties in the aggregate.  The remaining fourteen unencumbered investment properties have an aggregate purchase price of approximately $87,000,000 and would therefore yield approximately $44,000,000 in additional cash from financing, using this standard.  These 139 investment properties, in the aggregate, are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $.94 per share on an annualized basis.

On September 4, 2003, we entered into a Put Agreement with Inland Real Estate Investment Corporation, Partnership Ownership Corporation (a wholly owned subsidiary of Inland Real Estate Investment Corporation) and Fleet National Bank.  Inland Real Estate Investment Corporation and Partnership Ownership Corporation are both owned or controlled by The Inland Group, Inc.  Three of our directors, Messrs. Goodwin, Cosenza and Parks are directors and shareholders of The Inland Group, Inc.  Mr. Goodwin owns a controlling interest in The Inland Group, Inc.  Inland Real Estate Investment Corporation and Partnership Ownership Corporation collectively own 6,166,358 shares of our common stock which they have pledged to secure draws under a $35,000,000 line of credit obtained from Fleet National Bank.  This credit arrangement has a one year term with a six month extension available to Inland Real Estate Investment Corporation provided certain conditions are met.  Under the Put Agreement, Inland Real Estate Investment Corporation paid us a premium of $100,000 in return for our agreement to repurchase a portion of these pledged shares, at a price of $8.90 per share, from Fleet National Bank if Inland Real Estate Investment Corporation defaults on the line of credit agreement and Fleet National Bank exercises its right under the pledge agreement to obtain ownership of the shares.  Although Inland Real Estate Investment Corporation and Partnership Ownership Corporation have pledged all of their shares, we are only required to repurchase that number of shares multiplied by $8.90 needed to satisfy any of Inland Real Estate Corporation's or Partnership Ownership Corporation's obligations, including principal, accrued interest and other costs and expenses under the line of credit agreement.  Further, we are not required to repurchase more than $15,000,000 worth of shares during any six month period.  The maximum amount we are required to repurchase is approximately 4,000,000 shares or $35,000,000 of stock based on a price of $8.90 per share.  In accordance with FIN 45, we have recorded this premium of $100,000 paid by Inland Real Estate Investment Corporation as a liability related to our obligation to stand ready to perform over our guarantee to acquire shares to satisfy Inland Real Estate Investment Corporation's obligations.  We will recognize the premium received as income upon the termination date of this agreement.  In addition, we have classified the potential amount to be redeemed under this agreement as temporary equity in the accompanying Consolidated Balance Sheets.  This agreement was approved by our independent directors who, among other things, determined the fairness of the fee paid us by Inland Real Estate Investment Corporation.  In determining that the fee was fair, the independent directors obtained a fairness opinion, the cost of which was paid for by Inland Real Estate Investment Corporation.

Cash Flows from Operating Activities

Net cash provided by operating activities increased from $50,817,043 for the nine months ended September 30, 2002 to $55,559,983 for the nine months ended September 30, 2003.  In the following discussion, the accrual amounts that are included in our Consolidated Balance Sheets and Consolidated Statement of Operations have been adjusted to cash amounts in order to accurately describe the changes in our cash flows from operating activities.  This increase is due primarily to an increase in rental income and additional rental income of approximately $21,500,000.  Conversely, there was an increase of approximately $11,900,000 in property operating expenses.  This net increase is primarily due to thirteen additional properties purchased between the nine months ended September 30, 2002 and September 30, 2003.  This increase is also due to a decrease in restricted cash related to real estate tax escrows held in accordance with the respective loan agreements, of approximately $1,800,000.  Real estate tax escrows increased approximately $1,300,000 for the nine months ended September 30, 2002, as compared to a decrease of approximately $540,000 for the nine months ended September 30, 2003.  A decrease in restricted cash results in an increase in cash flows from operating activities.  This increase is partially offset by a decrease in lease termination income of approximately $90,000.  We received lease termination income for three tenants totaling approximately $370,000 for the nine months ended September 30, 2003, as compared to approximately $460,000 for one tenant for the nine months ended September 30, 2002.  This increase is also partially offset by a decrease in interest and dividend income of approximately $1,100,000 and an increase in cash paid for interest of approximately $4,600,000.  Cash and cash equivalents generating interest income were approximately $32,000,000 at September 30, 2002 as opposed to approximately $28,000,000 at September 30, 2003.  We were also collecting interest income on a loan secured by Thatcher Woods Shopping Center for the nine months ended September 30, 2002.  We exercised our option to purchase Thatcher Woods Shopping Center on April 25, 2002.  The increase in interest expense is due to the increase in mortgages payable from approximately $540,000,000 at September 30, 2002 to approximately $590,000,000 at September 30, 2003.  This increase is also due to an increase in draws of $100,000,000 on the line of credit with KeyBank N.A.  We have drawn $125,000,000 of the total $150,000,000 available under this line of credit.  The increase is further offset by an increase in general and administrative expenses of approximately $800,000.  This increase in expense is due primarily to an increase in salary and health insurance expenses of approximately $340,000.  This increase is a result of increases in staff, as well as annual increases in salaries.  Office rents increased approximately $70,000 and office supplies increased approximately $40,000 due to the expansion of the office space to accommodate the growth of our staff.  Cash paid for insurance costs related to directors & officers insurance increased by approximately $40,000.  For the nine months ended September 30, 2003, we paid approximately $110,000 to implement a telephonic proxy voting system.  In addition to the above expenses, we have experienced some increased costs associated with implementing new rules and regulations imposed by the various entities governing our financial statements.  These costs include additional training and seminars, as well as increases in accounting and legal fees.

Cash Flows from Investing Activities

We used $74,774,151 in net cash for investing activities for the nine months ended September 30, 2003 as compared to $61,230,807 for the nine months ended September 30, 2002.  On April 25, 2002, we received a payoff of the mortgage receivable due to our purchase of Thatcher Woods Shopping Center.  The increase in net cash used for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was partially due to the payoff of the mortgages receivable due to our purchase of Thatcher Woods Shopping Center on April 25, 2002.  Additionally, we used approximately $11,000,000 for tenant improvements and additions to our investment properties during the nine months ended September 30, 2003, as compared to approximately $5,200,000 during the nine months ended September 30, 2002.  The increase in cash used consists of approximately $4,000,000 spent on properties purchased during 2002 and 2003 and approximately $2,000,000 on our existing properties.  This increase in cash used was also due to a decrease in cash received for the sale of investment properties.  During the nine months ended September 30, 2002, we sold two investment properties for approximately $8,200,000.  During the nine months ended September 30, 2003, we sold a free standing restaurant building, Popeye's, which was part of Calumet Square as well as a piece of vacant land at Townes Crossing for approximately $500,000.  The net cash used in investing activities decreased as a result of using approximately $78,000,000 during the nine months ended September 30, 2002 for the purchase of additional investment properties, as compared to approximately $62,000,000 for the nine months ended September 30, 2003.

Cash Flows from Financing Activities

Net cash provided by financing activities increased from $12,848,886 for the nine months ended September 30, 2002 to $25,386,346 for the nine months ended September 30, 2003.  The increase in cash provided is primarily due to receiving approximately $45,000,000 of proceeds from our unsecured line of credit during the nine months ended September 30, 2003 as compared to approximately $25,000,000 during the nine months ended September 30, 2002.  Partially offsetting this increase was a decrease of approximately $11,700,000 in loan proceeds.  During the nine months ended September 30, 2002, we paid off debt totaling approximately $3,900,000.  We did not pay off debt during the nine months ended September 30, 2003.  Additionally, we paid approximately $47,000,000 in distributions for the nine months ended September 30, 2003, as compared to approximately $46,000,000 in distributions for the nine months ended September 30, 2002.

Results of Operations

This section describes our results of operations for the three and nine months ended September 30, 2003 and 2002.  At September 30, 2003, we owned 31 single-user retail properties, 85 Neighborhood Retail Centers and 23 Community Centers.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same nine month periods during each year.   A total of 114 of our investment properties, or "same store" properties, comprising approximately 9.3 million square feet, satisfied this criterion during the periods presented below.  The remaining twenty-five investment properties, those that have been acquired, sold or held for sale during the nine months ended September 30, 2003 and 2002 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 80% of the square footage of our portfolio at September 30, 2003.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.  Through re-tenanting and scheduled rent increases received from existing tenants, we anticipate growth in total net operating income of approximately 2%-3% in 2004.  In addition to "same store" income growth, we anticipate an increase in total net operating income from continued acquisition activity in 2004.  Twelve leases with base rent in excess of $100,000 annually, representing a cumulative base rent amount of approximately $2,200,000, are scheduled to expire in 2004.  We anticipate eight of these twelve leases will renew in 2004 at increase base rental rates.  We project re-tenanting of the remaining four spaces within a twelve to twenty-four month period.

Net income for the nine months ended September 30, 2003 was $31,017,062 as compared to $29,748,490 for the nine months ended September 30, 2002.  Net income per share, basic and diluted, was $.48 for the nine months ended September 30, 2003, as compared to $.47 for the nine months ended September 30, 2002 (based on basic weighted average common shares outstanding of 64,919,871 and 63,739,999, respectively and diluted weighted average common shares outstanding of 64,925,324 and 63,745,453, respectively).  The changes in net income are described in more detail below.

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to interest, depreciation, amortization and bad debt expense for the nine months ended September 30, 2003 and 2002 along with a reconciliation to income from operations, in accordance with GAAP.

	Nine months ended Sept 30, 2003	Nine months ended Sept 30, 2002
Rental and additional rental income:
"Same store" investment properties (114 properties, approximately 9.3 million square feet)	$105,185,157	104,876,620
Other investment properties	23,686,190	2,949,662

Total rental and additional rental income	$128,871,347	107,826,282
	=============	=============
Property operating expenses:
"Same store" investment properties (excluding bad debt, interest, depreciation and amortization)	$32,572,455	31,814,121
Other investment properties	6,514,232	676,649

Total property operating expenses	$39,086,687	32,490,770
	=============	=============
Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	$72,612,702	73,062,499
Other investment properties	17,171,958	2,273,013

Total net operating income	$89,784,660	75,335,512
	=============	=============
Other income:
Lease termination income	369,819	618,981
Interest and dividend income	1,118,685	2,125,598
Other income	383,657	357,059

Other expenses:
Professional services	349,770	303,100
General and administrative expenses	3,912,357	3,183,485
Bad debt expense	1,401,721	2,025,630
Interest expense	29,550,658	24,236,039
Depreciation and amortization	25,958,820	20,795,248
Acquisition cost expenses	23,232	35,552

Income from operations	$30,460,263	27,858,096
	=============	=============

On a "same store" basis, (comparing the results of operations of the investment properties owned during the nine months ended September 30, 2003 with the results of the same investment properties owned during the nine months ended September 30, 2002), property net operating income decreased by approximately $430,000 with total revenues increasing by approximately $330,000 and total property operating expenses increasing by approximately $760,000.  Total rental and additional rental income for the nine months ended September 30, 2003 was $128,871,347, as compared to $107,826,282 for the nine months ended September 30, 2002.  The primary reason for this increase was an increase of approximately $20,700,000 in rental and additional rental income received on the properties purchased during 2002 and 2003.  Essentially all of our rental income is derived from fixed rental income charged to each tenant.  Less than one-percent of our total rental and additional rental income was derived from the collection of percentage rent.  The increase in "same store" income is partially due to the re-tenanting of space during 2002 and 2003.  This increase is offset by vacancies in these "same store" investment properties.  The increase in vacancies was primarily due to the bankruptcy of certain national tenants, most notably, K-Mart in January 2002, Zany Brainy in January 2003, Eagle Food Centers in April 2003 and Rainbow Foods in April 2003, and their subsequent rejection of certain leases at several sites.

K-Mart, a tenant at three of our investment properties, filed its bankruptcy in January 2002.  As of September 30, 2003, two of the stores remained open and one had closed.  Of the 109,000 square feet vacated by K-Mart, approximately 45,000 square feet had been re-leased as of September 30, 2003.  K-mart completed its bankruptcy reorganization on May 6, 2003.  The parent company of Zany Brainy, FAO, Inc. ("Zany Brainy"), a tenant at four of our investment properties, filed its bankruptcy in January 2003.  As of the date of this filing, leases at three of these locations have been rejected.  As of September 30, 2003, we had re-leased two of the vacant spaces and the third space is being held for sale.  Zany Brainy completed its bankruptcy reorganization on April 24, 2003.  The parent company of Rainbow Foods, Fleming Companies, Inc., a tenant at five of our investment properties, filed its bankruptcy in April 2003.  As of the date of this filing, one store has closed, and the lease has been rejected.  The remaining four stores remain open and their lease obligations have been assumed by Roundy's with approval of the bankruptcy court.  Eagle Food Centers, Inc., a tenant at three of our investment properties, filed its bankruptcy in April 2003.  As of the date of this filing, two of the stores have been auctioned through the bankruptcy court and acquired by Butera Markets.  The third store had been sub-leased to Butera Finer Foods prior to Eagle's bankruptcy filing and will remain open.  Paper Warehouse, a tenant at two of our investment properties, filed its bankruptcy in June 2003.  As of the date of this filing, both stores are expected to remain open.  The K-Mart, Zany Brainy, Rainbow Foods, Eagle Food Store and Paper Warehouse locations account for approximately 1% of our total square footage and approximately 1% of our annual rental income for the nine months ended September 30, 2003, net of spaces that have been re-leased or assumed by new tenants.  In conjunction with these bankruptcy filings we have recorded a cumulative amount of approximately $750,000 as provision for doubtful accounts on the accompanying Consolidated Balance Sheets.  We do not believe that these bankruptcy filings will cause any of our investment properties to be considered impaired under the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

We earn interest income on the investment of cash and cash equivalents in short-term instruments pending investment in real estate, as well as, on our mortgage receivable.  Interest income decreased for the three and nine months ended September 30, 2003, as compared to the three and nine months ended September 30, 2002, due to interest received during the nine months ended September 30, 2002 for the mortgage receivable for Thatcher Woods Shopping Center.  This receivable was paid during the second quarter of 2002 when we exercised our option to purchase Thatcher Woods Shopping Center on April 25, 2002.  This decrease is also due to a decrease in the cash and cash equivalents held in short term investments.

General and administrative expenses increased approximately $740,000 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.  This increase is due primarily to an increase of approximately $350,000 in salary and health insurance expenses as a result of additional staff, as well as annual salary increases.  An increase in staff was necessary to manage the existing growth of our portfolio due to several new acquisitions during 2002 and the nine months ended September 30, 2003.  Additional staffing may be required to manage future acquisitions.  We expanded our office space to accommodate the growth of our staff and as a result, office rents and supplies increased approximately $70,000 and $40,000, respectively.  Additionally, we paid approximately $110,000 to implement a telephonic proxy voting system.

Bad debt expense decreased for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002.  During the nine months ended September 30, 2002, we adjusted our provision for doubtful accounts to allow for specifically identified tenants, mainly those who had filed bankruptcy, whose balances were determined to be potentially uncollectible.  Management has analyzed the provision for doubtful accounts at September 30, 2003 and had determined that the amount provided for in the previous period is still appropriate for the current period and therefore did not need significant adjustment.

Total property operating expenses for the three and nine months ended September 30, 2003 increased compared to the three and nine months ended September 30, 2002.  The primary reason for this increase was an increase of approximately $5,800,000 in property operating expenses incurred on the "other investment properties," purchased during 2002 and 2003.  This increase is also due to an increase of approximately $760,000 in property operating expenses incurred on the "same store" investment properties.  The primary reasons for the increase in property operating expenses on the "same store" properties was increases in insurance expense and property related legal fees.  Insurance expense increased approximately $400,000 for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.  Property related legal fees increased approximately $200,000 due to legal fees required as a result of the bankruptcy of certain national tenants, most notable, K-Mart and Zany Brainy and their subsequent rejection of certain leases at several sites.  Additionally, real estate tax expense increased approximately $600,000 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 due to an increase in taxes assessed by the various taxing authorities where our investment properties are located.  Partially offsetting the increase in property operating expenses is a decrease in certain common area maintenance expenses of approximately $250,000 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Interest expense increased for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002.  Interest expense for the nine months ended September 30, 2003 includes approximately $3,100,000 of interest expense on amounts drawn on the line of credit with KeyBank N.A. and the fees paid on the unused portion of this line, as compared to $400,000 for the nine months ended September 30, 2002.  The increase is also due to an increase in the mortgages payable from approximately $540,000,000 at September 30, 2002 to approximately $590,000,000, net of discontinued operations at September 30, 2003, due to new acquisitions.

Related Party Transactions

The Inland Group, Inc., through affiliates, owns approximately 10% of our outstanding common stock.  For accounting purposes however, we are not directly affiliated with The Inland Group, Inc., or its affiliates, therefore, the expenses paid to these affiliates of The Inland Group, Inc. are classified as expenses to non-affiliates on our Consolidated Statements of Operations.  During the three and six months ended June 30, 2003 and 2002, we purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations, property tax reduction services and mail processing from or through affiliates of The Inland Group, Inc.  We pay for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $50 per hour.  We continue to purchase these services from The Inland Group, Inc. affiliates and for the nine months ended September 30, 2003 and 2002, these expenses, totaling $502,375 and $418,360, respectively, are included in general and administrative expenses and property operating expenses.  The increase in these expenses is due primarily to the development of a new telephonic proxy voting system, lease payments for the Company's new telephone system and additional computer programming services required by the Company.  Additionally we lease our corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the nine months ended September 30, 2003 and 2002 were $177,249 and $112,724, respectively, and are also included in general and administrative expenses.

During the nine months ended September 30, 2003, we purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc.  The fees for these services are based on costs incurred by The Inland Real Estate Group, Inc. and are currently purchased at $220 per hour.  For the nine months ended September 30, 2003 and 2002, we paid $94,510 and $166,221, respectively, for these legal services.

An affiliate of The Inland Group, Inc. is the mortgagee on the Walgreens property, located in Decatur, Illinois.  As of September 30, 2003, the remaining balance of the mortgage is $636,971.  The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004.  For the nine months ended September 30, 2003 and 2002, we paid principal and interest payments totaling $51,199 each period on this mortgage.

On February 1, 2001, a wholly-owned subsidiary of ours entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana.  Richard Dube, the brother-in-law of Mr. Daniel Goodwin, one of our directors, is the president and a principal owner of Tri-Land.  Each partner's initial equity contribution was $500,000.  A wholly-owned subsidiary of ours has the right of first refusal to acquire the property after it is redeveloped.  As of September 30, 2003, our net investment was ($602,146).  In addition, we have committed to lend the LLC up to $17,800,000.  The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances.  The loan matures in five years.  As of September 30, 2003, the principal balance of this mortgage receivable was $8,773,638.

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

In September 2003, we completed a financing transaction which resulted in incurring additional indebtedness of $7,500,000.  In connection with obtaining this financing, we paid a commission for mortgage brokerage services to Inland Mortgage Corporation, an affiliate of The Inland Group, Inc., in an amount equal to $15,000 (equivalent to one-fifth of one percent of the principal amount of the indebtedness).

On September 4, 2003, we entered into a Put Agreement with Inland Real Estate Investment Corporation, Partnership Ownership Corporation (a wholly owned subsidiary of Inland Real Estate Investment Corporation) and Fleet National Bank.  Inland Real Estate Investment Corporation and Partnership Ownership Corporation are both owned or controlled by The Inland Group, Inc.  Three of our directors, Messrs. Goodwin, Cosenza and Parks are directors and shareholders of The Inland Group, Inc.  Mr. Goodwin owns a controlling interest in The Inland Group, Inc.  Inland Real Estate Investment Corporation and Partnership Ownership Corporation collectively own 6,166,358 shares of our common stock which they have pledged to secure draws under a $35,000,000 line of credit obtained from Fleet National Bank.  This credit arrangement has a one year term with a six month extension available to Inland Real Estate Investment Corporation provided certain conditions are met.  Under the Put Agreement, Inland Real Estate Investment Corporation paid us a premium of $100,000 in return for our agreement to repurchase a portion of these pledged shares, at a price of $8.90 per share, from Fleet National Bank if Inland Real Estate Investment Corporation defaults on the line of credit agreement and Fleet National Bank exercises its right under the pledge agreement to obtain ownership of the shares.  Although Inland Real Estate Investment Corporation and Partnership Ownership Corporation have pledged all of their shares, we are only required to repurchase that number of shares multiplied by $8.90 needed to satisfy any of Inland Real Estate Corporation's or Partnership Ownership Corporation's obligations, including principal, accrued interest and other costs and expenses under the line of credit agreement.  Further, we are not required to repurchase more than $15,000,000 worth of shares during any six month period.  The maximum amount we are required to repurchase is approximately 4,000,000 shares or $35,000,000 of stock based on a price of $8.90 per share.  In accordance with FIN 45, we have recorded this premium of $100,000 paid by Inland Real Estate Investment Corporation as a liability related to our obligation to stand ready to perform over our guarantee to acquire shares to satisfy Inland Real Estate Investment Corporation's obligations.  We will recognize the premium received as income upon the termination date of this agreement.  In addition, we have classified the potential amount to be redeemed under this agreement as temporary equity in the accompanying Consolidated Balance Sheets.  This agreement was approved by our independent directors who, among other things, determined the fairness of the fee paid us by Inland Real Estate Investment Corporation.  In determining that the fee was fair, the independent directors obtained a fairness opinion, the cost of which was paid for by Inland Real Estate Investment Corporation.

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

On February 1, 2001, a wholly-owned subsidiary of ours entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana.  The property is located at the southeast corner of the intersection of U.S. Route 30 and Broadway in Merrillville, west of Interstate 65.  The property currently has one anchor tenant, a 139,451 square foot Burlington Coat Factory store on the south end of the property.  On the north end of the property, there is a vacant 148,420 square foot store, previously occupied by Montgomery Wards, which is currently being marketed to new users.  In between was 105,000 square feet of enclosed mall space, which has been demolished, as part of the phased redevelopment of the property.  The phased redevelopment also calls for construction of 26,000 square feet of new retail space along Route 30, construction of 30,000 square feet of new retail space on the western portion of the property, and construction of up to 104,700 square feet of new open-air retail space between the existing anchors.  The first phase of new construction commenced in January 2003 for an 18,000 square foot retail building fronting U.S. Route 30.  This building will be anchored by a 4,800 square foot Panera Bread store pursuant to an executed ten year lease.  It is anticipated that completion of construction and lease up of this building will occur by the fourth quarter of 2003.  Each partner's initial equity contribution was $500,000.  We are a non-managing member of the LLC and do not exercise control therefore, our investment in this joint venture is accounted for using the equity method.  Under the equity method, the operations of a joint venture are not consolidated with our operations but instead are reflected as income or loss from the operations of unconsolidated ventures on our Consolidated Statement of Operations.  Additionally, our net investment in the joint venture is reflected as an asset on the Consolidated Balance Sheets.  A wholly-owned subsidiary of ours has the right of first refusal to acquire the property after it is redeveloped.  As of September 30, 2003, our allocable share of the income and losses of this venture was netted against our initial investment of $500,000 to net to ($602,146) on the accompanying Consolidated Balance Sheets.  In addition, we have committed to lend the LLC up to $17,800,000.  The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances.  The loan matures in five years.  As of September 30, 2003, the principal balance of this mortgage receivable was $8,773,638.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51.  This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation.  The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  The interpretation is to be applied to the enterprise no later than the end of the first period ending after December 15, 2003.   The interpretation requires certain disclosures in financial statements issued after January 21, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the interpretation becomes effective.

As described above, we have historically accounted for our investments in joint ventures, where we are not the managing member and do not have control, using the equity method of accounting.  Management is in the process of analyzing FIN 46 to determine the impact, if any, on our financial statements.  Our current maximum exposure to loss as a result of our involvement with the Tri-Land joint venture is approximately $8,200,000, potentially reduced by $2,500,000, which is guaranteed by Tri-Land Properties, Inc.

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

	Nine months ended Sept 30, 2003	Nine months ended Sept 30, 2002

Net income	$31,017,062	29,748,490
Gain on sale of investment property	(2,529)	(1,582,421)
Equity in depreciation of unconsolidated ventures	107,095	61,536
Amortization on in place leases	383,180	-
Amortization on leasing commissions	376,918	328,880
Depreciation, net of minority interest	24,868,178	20,484,739

Funds From Operations	$56,749,904	49,041,224
	=============	=============
Net income per commons share, basic and diluted	$.48	.47
	=============	=============
Funds From Operations per common share, basic and diluted	$.87	.77
	=============	=============
Weighted average common shares outstanding, basic	64,919,871	63,739,999
	=============	=============
Weighted average common shares outstanding, diluted	64,925,324	63,745,543
	=============	=============

The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each quarter during 2002 and 2003.  N/A indicates the property was not owned by the Company at the end of the quarter.

	Gross
	Leasable
	Area	03/31/02	06/30/02	09/30/02	12/31/02	03/31/03	06/30/03	09/30/03	12/31/03
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Ameritech, Joliet, IL	4,504	100	100	100	100	100	100	100
Aurora Commons, Aurora, IL	126,908	97	97	97	99	98	98	98
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100	100	100
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100	100	100
BaytowneSquare, Champaign, IL	118,842	98	98	87	94	89	88	87
Bergen Plaza, Oakdale, MN	272,283	99	99	99	99	100	98	98
Berwyn Plaza, Berwyn, IL	18,138	26	26	26	20	26	26	26(a)
BohlFarm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	N/A	N/A	N/A	88	91	91	83
Burnsville Crossing, Burnsville, MN	91,015	100	100	95	98	99	100	100
Byerly'sBurnsville, Burnsville, MN	72,365	100	100	100	100	100	100	100
Calumet Square, Calumet City, IL	37,656	53	53	53	53	100	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100	100	100
CatonCrossing	83,792	N/A	N/A	N/A	N/A	N/A	96	96
Chatham Ridge, Chicago, IL	175,774	95	95	93	96	96	100	100
Chestnut Court, Darien, IL	170,027	100	99	98	97	96	99	99
Circuit City, Traverse City, MI	21,337	100	100	100	100	100	100	100
Cliff Lake Centre, Eagan, MN	73,582	95	95	99	100	95	88	84(a)
Cobblers Crossing, Elgin, IL	102,643	100	100	100	100	100	100	100
Crestwood Plaza, Crestwood, IL	20,044	100	100	100	100	32	32	32
Cub Foods, Buffalo Grove, IL	56,192	0	0	0	0	0	0	0(a)
Cub Foods, Hutchinson, MN	60,208	N/A	N/A	N/A	N/A	0	0	0(a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0	0	0(a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	N/A	N/A	100	100	100	98	98
Disney, Celebration, FL	166,131	N/A	N/A	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100	100	100
Dominick's, Hammond, IN	71,313	0	0	0	100	100	100	100
Dominick's, Highland Park, IL	71,442	100	100	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	100	100	0	0	0	0	0(a)
Downers Grove Mkt, Downers Grove, IL	104,449	99	99	99	99	92	99	99
	Gross
	Leasable
	Area	03/31/02	06/30/02	09/30/02	12/31/02	03/31/03	06/30/03	09/30/03	12/31/03
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Eagle Country Market, Roselle, IL	42,283	100	100	100	100	100	100	100
Eagle Crest, Naperville, IL	67,632	100	100	100	100	97	97	97(a)
Eagle Ridge Center, Lindenhurst, IL	56,142	100	100	100	100	100	100	100
Eastgate Shopping Center, Lombard, IL	132,145	89	85	87	94	95	96	96
Eckerd Drug, Chattanooga, TN	10,908	N/A	100	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	100	100	100	100	100	100	100
Elmhurst City Center, Elmhurst, IL	39,350	66	84	84	84	97	97	97
Fairview Hts. Plaza, Fairview Hts., IL	167,491	89	89	89	89	89	97	97
Fashion Square, Skokie, IL	84,580	78	78	86	86	86	92	95
Forest Lake Marketplace, Forest Lake, MN	93,853	N/A	N/A	96	96	92	92	92(b)
Four Flaggs, Niles, IL	324,961	N/A	N/A	N/A	78	81	81	66
Four Flaggs Annex, Niles, IL	21,415	N/A	N/A	N/A	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	96	97	97	93	97	100	100
Goodyear, Montgomery, IL	12,903	100	100	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	67	67	100	100	100	100	100
Hartford Plaza, Naperville, IL	43,762	100	100	100	100	100	95	95(a)
Hawthorn Village, Vernon Hills, IL	98,806	96	96	97	97	98	100	98
Hickory Creek Market, Frankfort, IL	55,831	97	90	94	94	94	90	96
High Point Center, Madison, WI	86,004	94	87	87	91	94	85	91(a)
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	47	47	47	47	47	47	47
Iroquois Center, Naperville, IL	140,981	87	87	87	72	85	83	83(a)
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	100	100	100	100	100	100	100
Lake Park Plaza, Michigan City, IN	229,639	69	69	69	69	69	70	70(a)
Lansing Square, Lansing, IL	233,508	99	99	96	97	97	99	90(a)
Mallard Crossing, Elk Grove Village, IL	82,929	29	29	97	41	29	29	30
Mankato Heights	129,140	N/A	N/A	N/A	N/A	N/A	96	94(b)
Maple Grove Retail, Maple Grove, MN	79,130	97	97	87	97	87	87	87
Maple Park Place, Bolingbrook, IL	220,095	73	23	23	50	50	50	71
Maple Plaza, Downers Grove, IL	31,298	100	100	100	100	100	100	100
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100	98	98
Medina Marketplace, Medina, OH	72,781	N/A	N/A	N/A	100	100	100	100
Michael's, Coon Rapids, MN	24,240	N/A	N/A	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	68,056	97	97	97	100	100	92	92
Nantucket Square, Schaumburg, IL	56,981	79	79	75	96	94	100	94(a)
	Gross
	Leasable
	Area	03/31/02	06/30/02	09/30/02	12/31/02	03/31/03	06/30/03	09/30/03	12/31/03
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Naper West, Naperville, IL	164,812	66	66	66	66	67	88	84
Naper West Ph II, Naperville, IL	50,000	N/A	N/A	N/A	0	0	0	0
Niles Shopping Center, Niles, IL	26,109	73	75	95	73	73	69	80
Oak Forest Commons, Oak Forest, IL	108,330	99	99	100	100	100	99	99
Oak Forest Commons III, Oak Forest, IL	7,424	50	72	100	62	62	100	100
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	80	100	100
Orland Greens, Orland Park, IL	45,031	97	100	100	100	73	73	100
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100	100	100
Park Center Plaza, Tinley Park, IL	194,599	98	98	98	98	98	100	100
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	100	100	100
Park Square, Brooklyn Park, MN	137,116	N/A	N/A	92	93	93	94	89(a)
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100	100	100
Party City, Oakbrook Terrace, IL	10,000	100	100	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	97	98	98	95	95	95	95
Plymouth Collection, Plymouth, MN	40,815	96	96	91	94	94	100	100
Prairie Square, Sun Prairie, WI	35,755	71	68	72	72	83	83	83
Prospect Heights, Prospect Heights, IL	28,080	69	61	61	82	82	82	91
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	100	100	100	100	100	100	100
Randall Square, Geneva, IL	216,201	99	99	99	100	97	97	97(a)
Regency Point, Lockport, IL	54,841	92	100	100	100	100	100	100
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	100	100	100
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	94	94	94	98	96	96	96
River Square Center, Naperville, IL	58,260	86	89	81	92	94	94	91
Rivertree Court, Vernon Hills, IL	298,862	98	98	99	99	93	91	97
Rochester Marketplace, Rochester, MN	69,934	N/A	N/A	N/A	N/A	N/A	N/A	92(b)
Rose Naper Plaza East, Naperville, IL	11,658	100	100	100	100	100	100	100
Rose Naper Plaza West, Naperville, IL	14,335	100	100	100	100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100	100	100
Salem Square, Countryside, IL	112,310	91	91	91	91	97	95	95
Schaumburg Plaza, Schaumburg, IL	61,485	60	59	93	93	97	97	97
Schaumburg Promenade, Schaumburg, IL	91,831	89	79	90	90	90	100	100
Sears, Montgomery, IL	34,300	90	90	90	95	95	95	95
Sequoia Shopping Ctr, Milwaukee, WI	35,407	67	63	63	68	72	72	68(a)
	Gross
	Leasable
	Area	03/31/02	06/30/02	09/30/02	12/31/02	03/31/03	06/30/03	09/30/03	12/31/03
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Shakopee Valley, Shakopee, MN	146,430	N/A	N/A	N/A	100	100	100	100
Shingle Creek, Brooklyn Center, MN	39,456	97	96	96	96	89	85	85(a)
Shoppes of Mill Creek, Palos Park, IL	102,422	98	95	95	93	98	98	98
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	18	18	18	9	9	9	8
Shops at Orchard Place, Skokie, IL	164,510	N/A	N/A	N/A	96	96	96	92(b)
Shorecrest Plaza, Racine, WI	-	95	N/A	N/A	N/A	N/A	N/A	N/A
Six Corners, Chicago, IL	80,650	86	86	91	88	88	86	86
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	98	98	93	95	95	95	100
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100	100	100
St. James Crossing, Westmont, IL	49,994	100	98	97	88	88	78	80
Staples, Freeport, IL	24,049	100	100	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	93	93	95	95	95	95	95
Summit of Park Ridge, Park Ridge, IL	33,252	91	94	94	94	89	83	94(a)
Terramere Plaza, Arlington Heights, IL	40,965	67	69	68	73	66	79	83
Thatcher Woods, River Grove, IL	193,313	N/A	98	98	98	98	98	98
Townes Crossing, Oswego, IL	105,989	N/A	N/A	86	86	86	86	93(b)
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100	100	100
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100	100	100
V. Richard's Plaza, Brookfield, WI	107,952	77	79	79	79	81	99	83
Village Ten Center, Coon Rapids, MN	211,568	N/A	N/A	N/A	N/A	N/A	N/A	98
Walgreens, Decatur, IL	13,500	100	100	100	100	100	100	100
Walgreens, Jennings, MO	15,120	N/A	N/A	N/A	100	100	100	100
Walgreens, Woodstock, IL	15,856	100	100	100	100	100	100	100
Wauconda Shopping Ctr, Wauconda, IL	31,357	77	77	77	100	100	100	100
West River Crossing, Joliet, IL	32,452	96	96	91	91	91	84	84
Western and Howard, Chicago, IL	12,784	78	78	78	78	78	78	100
Wilson Plaza, Batavia, IL	11,160	100	100	100	100	100	100	100
Winnetka Commons, New Hope, MN	42,415	60	65	65	65	65	65	65(a)
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100	100	100	100	100	100	100
Woodfield Comm E/W, Schaumburg, IL	207,583	100	100	100	100	100	100	96(a)
Woodfield Plaza, Schaumburg, IL	177,160	78	78	94	76	70	70	72(a)
Woodland Commons, Buffalo Grove, IL	170,070	95	93	93	90	89	88	88(a)
Woodland Heights, Streamwood, IL	120,436	87	87	87	94	87	87	87
Zany Brainy, Wheaton, IL	12,499	100	100	100	100	100	0	0
	11,640,622
	========

(a)

The Company receives rent from tenants who have vacated but are still obligated under their lease terms which results in economic occupancy ranging from 72% to 100% at September 30, 2003 for each of these centers.

(b)

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.   The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of September 30, 2003, the Company had five investment properties, Townes Crossing, located in Oswego, Illinois, Forest Lake Marketplace, located in Forest Lake, Minnesota, Shops at Orchard Place, located in Skokie, Illinois, Mankato Heights, located in Mankato, Minnesota and Rochester Marketplace, located in Rochester, Minnesota, subject to master lease agreements.

Subsequent Events

On October 16, 2003, we purchased a property from an unaffiliated third party for $16,000,000.  The purchase price was funded using cash and cash equivalents.  The property is located in Mishawaka, Indiana and contains 136,422 square feet of leasable space.  Its major tenants are Marshall's and PetCo.

On October 17, 2003, we paid a distribution of $5,043,406 to Stockholders of record as of September 1, 2003.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2003 and 2002 we had no derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We will designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains and losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is deferred and amortized over the remaining life of the derivative.  We will only enter into derivative transactions that satisfy the aforementioned criteria.

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

	2003	2004	2005	2006	2007	Thereafter

Fixed rate debt	$3,514,867	111,598,940	88,987,900	56,627,470	35,576,152	210,594,182
Weighted average interest rate	6.66%	6.78%	7.03%	6.22%	6.42%	6.15%

Variable rate debt	-	6,467,700	11,716,700	45,410,175	31,397,500	-
Weighted average interest rate	-	2.42%	2.48%	2.92%	2.92	-

The table above reflects indebtedness outstanding as of September 30, 2003, and does not reflect indebtedness incurred after that date.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages is estimated to be $94,992,000 for mortgages which bear interest at variable rates and $508,609,704 for mortgages which bear interest at fixed rates.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

Approximately $94,992,000, or 16% of our mortgages payable at September 30, 2003, have variable interest rates averaging 2.83%.  An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file our submit under the Exchange Act.

Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.  Other Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC).  The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330.  The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, through our website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.  These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC.  Our website address is www.inlandrealestate.com.  The information contained on our website, or on other websites linked to our website, is not part of this document.

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

                3.1           Third Articles of Amendment and Restatement of the Registrant dated July 1, 2000 (2)

                3.2           Amended and Restated Bylaws of the Registrant (2)

                4.1           Specimen Stock Certificate (3)

10.1         Credit Agreement dated as of June 28, 2002 among Inland Real Estate Corporation, as Borrower and KeyBank National Association as administrative agent and co-leas arranger and Fleet National Bank as syndication agent and co-lead arranger and the several lenders from time to time parities hereto, as lenders (4)

10.2         Amended and Restated Credit Agreement dated as of May 2, 2003 among Inland Real Estate Corporation as Borrower and KeyBank National Association as administrative agent and lead arranger and the several lenders from time to time parties hereto, as lenders (8)

10.3         Put Agreement dated as of September 4, 2003 among Inland Real Estate Corporation, Inland Real Estate Investment Corporation, Partnership Ownership Corporation and Fleet National Bank (*)

                10.4         Amended and Restated Independent Director Stock Option Plan (5)

                10.5         Employment Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (6)

                10.6         Supplemental Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (6)

                10.7         Consulting Agreement between the Registrant and Robert D. Parks dated July 1, 2000 (2)

                10.8         Employment Agreement between the Registrant and D. Scott Carr dated January 1, 2002 (7)

                10.9         Employment Agreement between the Registrant and William W. Anderson dated January 1, 2002 (7)

31.1         Certification of Chief Executive Officer Regarding Periodic Report Filed Pursuant to Section 13 (a) of the Securities Exchange Act of 1934 (*)

31.2         Certification of Chief Financial Officer Regarding Periodic Report Filed Pursuant to Section 13 (a) of the Securities Exchange Act of 1934 (*)

32            Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Included in the Registrant's Current Report on Form 8-K (File number 000-28382) as filed by the Registrant on March 21, 2000.

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

Included in the Registrant's Current Report on Form 10-Q as filed by the Registrant on August 14, 2002

Included in the Registrant's Registration Statement on Form S-11 (file number 333-6459) as filed by the Registrant on June 20, 1996.

Included in the Registrant's Current Report on Form 8-K (File number 000-28382) as filed by the Registrant on June 25, 2001.

Included in the Registrant's Current Report on Form 10-Q as filed by the Registrant on May 15, 2003.

Included in the Registrant's Current Report on Form 10-Q as filed by the Registrant on August 7, 2003

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
Date: November 5, 2003

/s/ MARK E. ZALATORIS

By: Mark E. Zalatoris
Senior Vice President, Chief
Financial Officer and Treasurer
Date: November 5, 2003