Form 10-K
period 2003-12-31
INLAND REAL ESTATE CORP
filed 2004-03-15
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2003

or

  ❑Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒   No❑

As of June 30, 2003, the aggregate market value of the Shares of Common Stock held by non-affiliates of the registrant was $716,533,257.

As of March 11, 2004, there were 65,857,148 Shares of Common Stock outstanding.

Documents Incorporated by Reference: Portions of the Registrant's proxy statement for the annual stockholders meeting to be held in 2004 are incorporated by reference into Part III, Items 10,11,12,13 and 14.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

PART I

Item 1.  Business

General

Inland Real Estate Corporation is an owner/operator of Neighborhood Retail Centers (gross leasable areas ranging from 5,000 to 150,000 square feet) and Community Centers (gross leasable areas in excess of 150,000 square feet).  Our investment properties are located primarily within an approximate 400-mile radius of our headquarters in Oak Brook, Illinois.  Additionally, we own and acquire single-user retail properties located throughout the United States.  We are also permitted to construct or develop properties, or render services in connection with such development or construction.  As of December 31, 2003, we had ownership interests in 137 investment properties, comprised of:

Eighty-five Neighborhood Retail Centers totaling approximately 5,600,000 gross leasable square feet;

Twenty-three Community Centers totaling approximately 4,700,000 gross leasable square feet;

  Twenty-nine single-user retail properties totaling approximately 1,300,000 gross leasable square feet.

We are a self-administered real estate investment trust ("REIT") formed under Maryland law.  So long as we qualify for taxation as a REIT, we are generally not subject to federal income tax to the extent we distribute at least 90% of our "REIT taxable income" to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income.

Our business is not seasonal.  We compete on the basis of rental rates and property operations with similar types of properties located in the vicinity of our investment properties.  In addition, our properties compete against other forms of retailing such as catalog companies and e-commerce websites that offer similar retail products.  We have no real property investments located outside of the United States.  We compete with numerous other properties in attracting tenants.  We assess and measure operating results on an individual property basis.  Since all of our investment properties exhibit highly similar economic characteristics, generally have tenants that offer products catering to the day-to-day living needs of individuals, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.  As of December 31, 2003, we employed a total of sixty-four people, none of whom are represented by a union.

We review and monitor compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment.  For the year ended December 31, 2003, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate incurring material amounts during the year ending December 31, 2004.

We generally limit our indebtedness, not including funds drawn on our unsecured line of credit with KeyBank, to approximately fifty percent (50%) of the original purchase price of the investment properties in our portfolio, in the aggregate and we may not incur indebtedness exceeding three hundred percent (300%) of "net assets" as defined in our organizational documents.  As of December 31, 2003, we had borrowed a total of approximately $623,157,000, of which approximately $93,392,000 bears interest at variable rates.  Indebtedness at December 31, 2003 was approximately 49% of the aggregate original purchase price of our investment properties.

During the year ended December 31, 2003, we acquired six additional investment properties totaling approximately 690,000 square feet for $78,006,843.  Additionally, we sold three investment properties, as well as a 2,280 square foot free-standing restaurant building, Popeye's, which was part of one of our existing investment properties, Calumet Square, located in Calumet City, Illinois, for an aggregate of $12,287,705, net of closing costs.   These sales resulted in gains, for accounting purposes, of $1,314,634.  For federal and state income tax purposes, the sales, not including the Popeye's, qualified as part of tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  At December 31, 2003, we had three investment properties held for sale, Dominick's, located in Highland Park, Illinois, Zany Brainy, located in Wheaton, Illinois and Walgreens, located in Woodstock, Illinois.

We intend to continue to acquire new investment properties of the type previously described in this Item 1, utilizing our cash resources as well as acquisition indebtedness.  We are also exploring additional growth strategies including participating in joint ventures with an institutional investor such as a pension fund, to acquire and manage a pool of properties funded primarily with capital provided by the institutional investor.

Conflicts of Interest Policies

Our governing documents require that the majority of our directors are independent.  Further, any transactions between The Inland Group, Inc. or its affiliates, and us must be approved by a majority of our independent directors.

Environmental Matters

We believe that our portfolio of investment properties complies in all material respects with all federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances.  All of our investment properties have been subjected to Phase I or similar environmental audits at the time they were acquired.  These audits, performed by independent consultants, generally involve a review of records and visual inspection of the property.  These audits do not include soil sampling or ground water analysis.  These audits have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our operations.  These audits may not, however, reveal all potential environmental liabilities.  Further, the environmental condition of our investment properties may be adversely affected by our tenants, by conditions of near-by properties or by unrelated third parties.

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

Item 2.  Properties

As of December 31, 2003, we owned, outright or through joint ventures, 137 investment properties, comprised of 29 single-user retail properties, 85 Neighborhood Retail Centers and 23 Community Centers.  These investment properties are located in the states of Florida (1), Illinois (95), Indiana (6), Michigan (1), Minnesota (23), Missouri (1), Ohio (3), Tennessee (1) and Wisconsin (6).  Tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/03	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Single-User Retail Properties

Ameritech Joliet, IL	4,504	05/97	1995	$522,375	1	Verizon Wireless	2005

Bakers Shoes Chicago, IL	20,000	09/98	1891	N/A	1	Bakers Shoes	2008

Bally's Total Fitness St. Paul, MN	43,000	09/99	1998	3,145,300	1	Bally's Total Fitness	2011

Carmax Schaumburg, IL	93,333	12/98	1998	7,260,000	1	Carmax	2021

Carmax Tinley Park, IL	94,518	12/98	1998	9,450,000	1	Carmax	2021

Circuit City Traverse City, MI	21,337	01/99	1998	1,603,000	1	Circuit City	2021

Cub Foods Buffalo Grove, IL	56,192	06/99	1999	3,650,000	1	Cosmic Zone	2021

Cub Foods Hutchinson, MN	60,208	01/03	1999	N/A	0 (b)	Cub Foods (b)	2019

Cub Foods Indianapolis, IN	67,541	03/99	1991	2,867,000	0 (b)	Cub Foods (b)	2011

Cub Foods Plymouth, MN	67,510	03/99	1991	2,732,000	1	Cub Foods	2006

Disney Celebration, FL	166,131	07/02	1995	13,600,000	1	Walt Disney World	2014

Dominick's Countryside, IL	62,344	12/97	1975 / 2001	1,150,000	1	Dominick's Finer Foods	2005

Dominick's Glendale Heights, IL	68,879	09/97	1997	4,100,000	1	Dominick's Finer Foods	2017

Dominick's Hammond, IN	71,313	05/99	1999	4,100,000	1	Food 4 Less	2019

Dominick's Highland Park, IL	71,442	06/97	1996	6,400,000	1 (d)	Dominick's Finer Foods	2021

Dominick's Schaumburg, IL	71,400	05/97	1996	5,345,500	1	Dominick's Finer Foods	2021

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated		Mortgages Payable at 12/31/03	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Single-User Retail Properties, cont.

Dominick's West Chicago, IL	78,158	01/98	1990	$	N/A	0 (b)	Dominick's Finer Foods (b)	2010

Eckerd Drug Store Chattanooga, TN	10,908	05/02	1999		N/A	1	Eckerd Drug Store	2019

Hollywood Video Hammond, IN	7,488	12/98	1998		740,000	1	Hollywood Video	2013

Michael's Coon Rapids, MN	24,240	07/02	2001		N/A	1	Michael's	2012

Party City Oakbrook Terrace, IL	10,000	11/97	1985		987,500	1	Party City	2007

Petsmart Gurnee, IL	25,692	04/01	1997		N/A	1	Petsmart	2021

Riverdale Commons Outlot Coon Rapids, MN	6,566	03/00	1999		N/A	1	Mandarin Buffet	2010

Staples Freeport, IL	24,049	12/98	1998		1,480,000	1	Staples	2013

United Audio Center Schaumburg, IL	9,988	09/99	1998		1,240,000	1	Tweeter Home Entertainment	2013

Walgreens Decatur, IL	13,500	01/95	1988		632,064	1	Walgreens (c)	2008 / 2028

Walgreens Jennings, MO	15,120	10/02	1996		N/A	1	Walgreens (c)	2016 / 2056

Walgreens Woodstock, IL	15,856	06/98	1973		569,610	1 (d)	Walgreens (c)	2010 / 2030

Zany Brainy Wheaton, IL	12,499	07/96	1995		1,245,000	0 (d)	None

Neighborhood Retail Centers

Aurora Commons Aurora, IL	126,908	01/97	1988		8,000,000	25	Jewel Food Store	2009

Baytowne Shoppes/Square Champaign, IL	118,842	02/99	1993		7,027,000	19	Staples	2010
							Berean Bookstore	2018
							Petsmart	2012
							Famous Footwear	2006
							Factory Card Outlet	2006
							Jenny Craig Weight Loss Ctr	2004
							Baytowne Dental Center	2004
							Buffalo Wild Wings	2010

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/03	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Neighborhood Retail Centers, cont.

Berwyn Plaza Berwyn, IL	18,138	05/98	1983	$708,638	4	Radio Shack	2004

Bohl Farm Marketplace Crystal Lake, IL	97,287	12/00	2000	7,833,000	14	Linens & Things	2015
						Dress Barn	2010
						Barnes & Noble	2014
Brunswick Market Center Brunswick, OH	119,540	12/02	1997 / 1998	7,130,000	15	Tops	2018

Burnsville Crossing Burnsville, MN	91,015	09/99	1989	2,858,100	14	Petsmart	2013
						Schneiderman's Furniture	2009
Byerly's Burnsville Burnsville, MN	72,365	09/99	1988	2,915,900	8	Byerly's Food Store	2008
						Erik's Bike Shop	2013
Calumet Square Calumet City, IL	37,656	06/97	1967 / 1994	1,032,920	1	Aronson Furniture	2009

Caton Crossing Plainfield, IL	83,792	06/03	1998	7,425,000	13	Cub Foods	2020

Cliff Lake Center Eagan, MN	73,582	09/99	1988	4,876,848	34	None

Cobblers Crossing Elgin, IL	102,643	05/97	1993	5,476,500	15	Jewel Food Store	2013

Crestwood Plaza Crestwood, IL	20,044	12/96	1992	904,380	1	Mattress Giant	2004

Deer Trace Kohler, WI	149,881	07/02	2000	7,400,000	10	Michael's	2012
						TJ Maxx	2011
						Elder Beerman	2022
Downers Grove Market Downers Grove, IL	104,449	03/98	1998	10,600,000	13	Dominick's Finer Foods	2017

Eagle Crest Naperville, IL	67,632	03/95	1991	2,350,000	13	Butera	2014

Eastgate Shopping Ctr Lombard, IL	132,145	07/98	1959 / 2000	3,345,000	35	Schroeder's Ace Hardware	2010
						Illinois Dept of Employment	2012
Edinburgh Festival Brooklyn Park, MN	91,536	10/98	1997	4,625,000	15 (b)	Knowlan's Super Market	2017

Elmhurst City Center Elmhurst, IL	39,350	02/98	1994	2,513,765	12	Walgreens (c)	2014 / 2044
						Egg Harbor Cafe	2013
						Buffalo Wild Wings	2012
						Q Salon Studios	2008

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/03	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Neighborhood Retail Centers, cont.

Fashion Square Skokie, IL	84,580	12/97	1984	$6,200,000	17	Cost Plus World Market	2008
						Crown Shoes	2005
Forest Lake Marketplace Forest Lake, MN	93,853	09/02	2001	6,589,000	8	MGM Liquor Warehouse	2011
						Cub Foods	2022
Four Flaggs Annex Niles, IL	21,425	11/02	1973 / 2001	N/A	5	Panera Bread	2008
						Factory Card Outlet	2008
						AT&T	2008
Gateway Square Hinsdale, IL	40,170	03/99	1985	3,470,000	19	Calico Corners	2005

Goodyear Montgomery, IL	12,903	09/95	1991	630,000	3	Merlin Mufflers	2007
						Goodyear Tire & Rubber	2006
						Sound Decision	2007
Grand and Hunt Club Gurnee, IL	21,222	12/96	1996	1,796,000	3	Helzberg Diamonds	2006
						Tweeter Home Entertainment	2018
						Panera Bread	2012
Hartford Plaza Naperville, IL	43,762	09/95	1995	2,310,000	8 (b)	Blockbuster Video	2005
						The Tile Shop	2012
Hawthorn Village Vernon Hills, IL	98,806	08/96	1979	4,280,000	21	Dominick's Finer Foods	2013
						Walgreens	2005
Hickory Creek Marketplace Frankfort, IL	55,831	08/99	1999	3,108,300	25	None

High Point Center Madison, WI	86,004	04/98	1984	5,360,988	22 (b)	Pier 1 Imports	2005

Homewood Plaza Homewood, IL	19,000	02/98	1993	1,013,201	1	None

Iroquois Center Naperville, IL	140,981	12/97	1983	5,950,000	22 (b)	Sears Logistics Services	2006

Joliet Commons Ph II Joliet, IL	40,395	02/00	1999	2,400,000	3	Office Max	2015
						Eddie Bauer	2005
Mallard Crossing Elk Grove Village, IL	82,929	05/97	1993	4,050,000	10	None

Mankato Heights Mankato, MN	129,140	04/03	2002	8,910,000	18	TJ Maxx	2012
						Old Navy	2007
						Michael's	2012
Maple Grove Retail Maple Grove, MN	79,130	09/99	1998	3,958,000	5	Roundy's	2018

Maple Plaza Downers Grove, IL	31,298	01/98	1988	1,582,500	11	J.C. Licht	2008
						Goodyear Tire & Rubber	2008
						Copy Center	2005

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/03	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Neighborhood Retail Centers, cont.

Marketplace at 6 Corners Chicago, IL	117,000	11/98	1997	$11,800,000	6	Jewel Food Store	2012
						Marshall's	2013
Medina Marketplace Medina, OH	72,781	12/02	1956 / 1999	5,250,000	8	Tops	2019

Mundelein Plaza Mundelein, IL	68,056	03/96	1990	2,810,000	8	Pool-O-Rama	2005

Nantucket Square Schaumburg, IL	56,981	09/95	1980	2,200,000	19 (b)	Hallmark	2006
						The Dental Store, Ltd.	2006
						Cue-Can-Do	2013
Naper West Ph II Naperville, IL	50,000	10/02	1985	N/A	1	JoAnn Fabrics	2014

Niles Shopping Center Niles, IL	26,109	04/97	1982	1,617,500	5	Jennifer Convertibles	2007
						H & R Block	2008
						Wolf Camera	2007
						Sushi 21	2008
Oak Forest Commons Oak Forest, IL	108,330	03/98	1998	6,617,871	14	Dominick's Finer Foods	2017

Oak Forest Commons Ph III Oak Forest, IL	7,424	06/99	1999	552,700	5	Jackson & Hewitt Tax Service	2004
						The Jewelry Store	2007
						Quizno's	2007
						Washington Mutual	2008
						Curves	2007
Oak Lawn Town Center Oak Lawn, IL	12,506	06/99	1999	1,200,000	3	Potbelly Sandwich Works	2008
						Starbuck's	2008
						Hollywood Video	2008
Orland Greens Orland Park, IL	45,031	09/98	1984	2,132,000	15	Shoe Carnival	2014
						MacFrugal's	2006
Orland Park Retail Orland Park, IL	8,500	02/98	1997	625,000	3	All Cleaners	2008
						American Mattress	2006
						Gianni's Pizza & Pasta	2008
Park Place Plaza St. Louis Park, MN	84,999	09/99	1997	6,407,000	13	Petsmart	2013
						Office Max	2012
Park Square Brooklyn Park, MN	137,116	08/02	1986 / 1988	5,850,000	17	None

Park St. Claire Schaumburg, IL	11,859	12/96	1994	762,500	2	Verizon Wireless	2004
						Hallmark	2007
Plymouth Collection Plymouth, MN	45,915	01/99	1999	3,441,000	11	Golf Galaxy	2013
						TGI Friday's	2008
						Paper Warehouse	2008

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/03	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Neighborhood Retail Centers, cont.

Prairie Square Sun Prairie, WI	35,755	03/98	1995	$1,550,000	13	Blockbuster Video	2005
						Hallmark	2008
Prospect Heights Prospect Heights, IL	27,194	06/96	1985	1,095,000	7	Walgreens (c)	2006 / 2026
						Wonder Bread Bakery Outlet	2007
Quarry Outlot Hodgkins, IL	9,650	12/96	1996	900,000	3	Casual Male Big & Tall	2006
						Helzberg Diamonds	2006
						Dunkin Donuts	2006
Regency Point Lockport, IL	54,841	04/96	1993 / 1995	N/A	17	9th Street Fitness	2013
						Ace Hardware	2008

Riverplace Center Noblesville, IN	74,414	11/98	1992	3,323,000	9	Fashion Bug	2005
						Kroger	2012
River Square S/C Naperville, IL	58,260	06/97	1988	3,050,000	22	Salon Suites Limited	2005

Rochester Marketplace Rochester, MN	69,914	09/03	2001 / 2003	5,885,000	16	Famous Footwear	2011
						Staples	2016
						Audio King	2018
Rose Plaza Elmwood Park, IL	24,204	11/98	1997	2,008,000	3	Binny's	2017
						Panera Bread	2008
						Sprint PCS	2008
Rose Plaza East Naperville, IL	11,658	01/00	1999	1,085,700	4	Starbuck's	2008
						Papa Murphy's	2008
						Alpha Communications	2008
						Kinko's	2008
Rose Plaza West Naperville, IL	14,335	09/99	1997	1,382,000	5	Hollywood Video	2007
						Papa John's	2007
						Caribou Coffee	2007
						Elegante Salon	2008
						Signature Cleaners	2007
Salem Square Countryside, IL	112,310	08/96	1973 / 1985	3,130,000	5	TJ Maxx	2004
						Marshall's	2006
Schaumburg Plaza Schaumburg, IL	61,485	06/98	1994	3,908,081	7	Sears Hardware	2004
						Ulta Salon	2005
						Murray's Discount Auto	2012
Schaumburg Promenade Schaumburg, IL	91,831	12/99	1999	9,650,000	8	DSW Shoe Warehouse	2009
						Pier 1 Imports	2009
						DSW Shoe Warehouse	2009
						Linens and Things	2015

Sears Montgomery, IL	34,300	06/96	1990	1,645,000	5	Sears Hardware	2005
						Blockbuster Video	2008

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/03	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Neighborhood Retail Centers, cont.

Sequoia Shopping Center Milwaukee, WI	35,407	06/97	1988	$1,505,000	12	Kinko's	2004
						U.S. Postal Service	2006
Shakopee Valley Shakopee, MN	146,430	12/02	2000 / 2001	7,500,000	14	Kohl's	2021
						Office Max	2016
Shingle Creek Brooklyn Center, MN	39,456	09/99	1986	1,735,000	19 (b)	Panera Bread	2009

Shoppes of Mill Creek Palos Park, IL	102,422	03/98	1989	5,660,000	23	Jewel Food Stores	2009

Shops at Coopers Grove Country Club Hills, IL	72,518	01/98	1991	2,900,000	4	None

Six Corners Chicago, IL	80,650	10/96	1966	3,100,000	9	Chicago Health Clubs	2010
						Advocate Illinois Masonic	2004
Spring Hill Fashion Ctr West Dundee, IL	125,198	11/96	1985	4,690,000	19	TJ Maxx	2006
						Michael's	2006
St. James Crossing Westmont, IL	49,994	03/98	1990	3,847,599	20 (b)	Cucina Roma	2010

Stuart's Crossing St. Charles, IL	85,529	07/99	1999	6,050,000	7	Jewel Food Stores	2019

Terramere Plaza Arlington Heights, IL	40,965	12/97	1980	2,202,500	21	None

Townes Crossing Oswego, IL	105,989	08/02	1988	6,000,000	20 (b)	Jewel Food Stores	2009

Two Rivers Plaza Bolingbrook, IL	57,900	10/98	1994	3,658,000	11	Kay-Bee Toys	2005
						Avenue	2007
						Marshall's	2010
University Crossing Mishawaka, IN	136,422	10/03	2003	N/A	18	Marshall's	2013
						Babies R Us	2014
						Petco	2013
V. Richard's Plaza Brookfield, WI	107,952	02/99	1985	6,643,000	22	V. Richards Market	2012

Wauconda Shopping Ctr Wauconda, IL	31,357	05/98	1988	1,333,834	3	Sears Hardware	2006
						Dollar Tree	2008
West River Crossing Joliet, IL	32,452	08/99	1999	2,806,700	16	Hollywood Video	2009
						Budget Golf	2004
						Athletic & Therapeutic Institute	2007

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/03	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Neighborhood Retail Centers, cont.

Western & Howard Chicago, IL	11,974	04/98	1985	$992,681	3	Pearle Vision	2005
						Family Dollar	2008
						Gold Coast Dogs & Subway	2013
Wilson Plaza Batavia, IL	11,160	12/97	1986	650,000	7	White Hen Pantry	2007
						Dimples Donuts	2006
						Riverside Liquors	2004
Winnetka Commons New Hope, MN	42,415	07/98	1990	2,233,744	16 (b)	Walgreens (b) (c)	2010 / 2030

Wisner/Milwaukee Plaza Chicago, IL	14,677	02/98	1994	974,725	4	Blockbuster Video	2006
						Giordano's Restaurant	2009
						Spincycle	2006
Woodland Heights Streamwood, IL	120,436	06/98	1956	3,940,009	12	Jewel Food Stores	2012

Community Centers

Bergen Plaza Oakdale, MN	272,283	04/98	1978	9,141,896	36	Roundy's	2009
						K-Mart	2004
Chatham Ridge Chicago, IL	175,774	02/00	1999	9,737,620	28	Cub Foods	2019
						Marshall's	2007
Chestnut Court Darien, IL	170,027	03/98	1987	8,618,623	23	Just Ducky	2012
						Stein Mart	2008
Fairview Heights Plaza Fairview Heights, IL	167,491	08/98	1991	5,637,000	8	1/2 Price Store	2009
						Michael's	2006
						Sports Authority	2011
						Bally's Total Fitness	2017
Four Flaggs Niles, IL	306,479	11/02	1973 / 1998	12,395,938	19	Jewel Food Stores	2008
						Wickes Furniture	2005
						Homemaker's	2007
Joliet Commons Joliet, IL	158,922	10/98	1995	13,853,287	16	Barnes and Noble	2006
						Cinemark	2016
						Old Navy	2005
						Petsmart	2010
Lake Park Plaza Michigan City, IN	229,639	02/98	1990	6,489,618	17 (b)	Wal-Mart	2010
						Valuland	2011
Lansing Square Lansing, IL	233,508	12/96	1991	8,000,000	19	Sam's Club	2011
						Babies R Us	2006
						Office Max	2008
Maple Park Place Bolingbrook, IL	220,095	01/97	1992	7,650,000	22	Best Buy	2017
						Sportmart	2014

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/03	Current No. of Tenants	Anchor Tenants (a)	Lease Expiration Date

Naper West Naperville, IL	164,812	12/97	1985	$7,695,199	28	TJ Maxx	2004
						Barrett's Home Theater Store	2009
Park Center Plaza Tinley Park, IL	194,599	12/98	1988	7,337,000	34 (b)	Bally's Total Fitness	2010
						Cub Foods	2008
Pine Tree Plaza Janesville, WI	187,413	10/99	1998	9,890,000	20	Michael's	2010
						Staples	2013
						TJ Maxx	2008
						Gander Mountain	2014
Quarry Retail Minneapolis, MN	281,648	09/99	1997	15,670,000	16	Roundy's	2017
						Home Depot	2018
Randall Square Geneva, IL	216,201	05/99	1999	13,530,000	26 (b)	Marshall's	2008
						Petsmart	2014
						Bed, Bath & Beyond	2014
Riverdale Commons Coon Rapids, MN	168,277	09/99	1998	9,752,000	17	Roundy's	2018
						Office Max	2013
						Wickes Furniture	2014

Rivertree Court Vernon Hills, IL	298,862	07/97	1988	17,547,999	41	Best Buy	2011
						Kerasotes Theaters	2006
Shops at Orchard Place Skokie, IL	165,141	12/02	2000	22,500,000	18	DSW Shoe Warehouse	2011
						Best Buy	2017
Springboro Plaza Springboro, OH	154,034	11/98	1992	5,161,000	5	K-Mart	2017
						Kroger	2017

Thatcher Woods River Grove, IL	193,313	04/02	1969 / 1999	10,200,000	21	A.J. Wright	2012
						Dominick's Finer Foods	2020
						Hanging Garden Banquets	2014
Village Ten Coon Rapids, MN	211,568	08/03	2002	8,500,000	13	Cub Foods	2022
						Lifetime Fitness	2026

Woodfield Commons E/W Schaumburg, IL	207,583	10/98	1973	13,500,000	19	Toys R Us	2006
			1975			Tower Records	2009
			1997			Comp USA	2012
						Cost Plus	2008
						Party City	2008
						Discovery Clothing	2005
Woodfield Plaza Schaumburg, IL	177,160	01/98	1992	9,600,000	10 (b)	Kohl's	2012
						Barnes & Noble	2012
						JoAnn Fabrics	2014
Woodland Commons Buffalo Grove, IL	170,398	02/99	1991	11,000,000	30 (b)	Dominick's Finer Foods	2011
						Jewish Community Center	2009

Total	11,631,238			$ 623,156,713

(a)	Anchor tenants are defined as any tenant occupying more than 10% of the gross leasable area of a property. The trade name is used which may be different than the tenant name on the lease.

(b)

We continue to receive rent from tenants who have vacated but are still obligated under their lease terms.  We received an aggregate of approximately $3,200,000 from these tenants during the year ended December 31, 2003.  These tenants continue to pay an amount equal to the contractual obligations under their lease.

(c)	Beginning with the earlier date listed, pursuant to the terms of each lease, the tenant has a right to terminate prior to the lease expiration date.

(d)	As of December 31, 2003, this property was held for sale.

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties as of December 31, 2003, 2002, 2001, 2000 and 1999.  N/A indicates we did not own the investment property at the end of the year.

As of December 31,

	Gross Leaseable Area	2003%	2002%	2001%	2000%	1999%
Properties

Ameritech, Joliet, IL	4,504	100	100	100	100	100
Aurora Commons, Aurora, IL	126,908	100	99	97	94	93
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100
Bally's Total Fitness, St. Paul, MN	43,000	100	100	100	100	100
Baytowne Shoppes/Square, Champaign, IL	118,842	88	94	98	98	97
Bergen Plaza, Oakdale, MN	272,283	98	99	99	98	97
Berwyn Plaza, Berwyn, IL	18,138	26	20	26	26	26
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	N/A
Brunswick Market Center, Brunswick, OH	119,540	83	88	N/A	N/A	N/A
Burnsville Crossing, Burnsville, MN	91,015	100	98	100	100	100
Byerly's Burnsville, Burnsville, MN	72,365	100	100	100	100	84
Calumet Square, Calumet City, IL	37,656	100	53	100	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	100	N/A	N/A	N/A	N/A
Chatham Ridge, Chicago, IL	175,774	100	96	100	99	N/A
Chestnut Court, Darien, IL	170,027	99	97	99	97	95
Circuit City, Traverse City, MI	21,337	100	100	100	100	100
Cliff Lake Center, Eagan, MN	73,582	97	100	95	88	88
Cobblers Crossing, Elgin, IL	102,643	97	100	100	98	100
Crestwood Plaza, Crestwood, IL	20,044	32	100	100	100	68
Cub Foods, Buffalo Grove, IL	56,192	0(a)	0	0	100	100
Cub Foods, Hutchinson, MN	60,208	0(a)	N/A	N/A	N/A	N/A
Cub Foods, Indianapolis, IN	67,541	0(a)	0	0	100	100
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	98	100	N/A	N/A	N/A
Disney, Celebration, FL	166,131	100	100	N/A	N/A	N/A
Dominick's, Countryside, IL	62,344	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100
Dominick's, Hammond, IN	71,313	100	100	0	0	0
Dominick's, Highland Park, IL	71,442	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	0(a)	0	100	100	100
Downers Grove Market, Downers Grove, IL	104,449	99	99	99	99	100
Eagle Crest, Naperville, IL	67,632	97	100	100	98	94
Eastgate Shopping Center, Lombard, IL	132,145	93	94	90	89	92
Eckerd Drug Store, Chattanooga, TN	10,908	100	100	N/A	N/A	N/A
Edinburgh Festival, Brooklyn Park, MN	91,536	99(a)	100	100	100	100
Elmhurst City Center, Elmhurst, IL	39,350	97	84	66	66	62
Fairview Heights Plaza, Fairview Heights, IL	167,491	97	89	77	78	78
Fashion Square, Skokie, IL	84,580	95	86	85	78	81
Forest Lake Marketplace, Forest Lake, MN	93,853	92(b)	96	N/A	N/A	N/A
Four Flaggs, Niles, IL	306,479	81	78	N/A	N/A	N/A

	As of December 31,

	Gross Leaseable Area	2003%	2002%	2001%	2000%	1999%
Properties

Four Flaggs Annex, Niles, IL	21,425	100	100	N/A	N/A	N/A
Gateway Square, Hinsdale, IL	40,170	98	93	100	98	100
Goodyear, Montgomery, IL	12,903	100	100	100	77	28
Grand and Hunt Club, Gurnee, IL	21,222	100	100	21	100	100
Hartford Plaza, Naperville, IL	43,762	97(a)	100	47	100	100
Hawthorn Village, Vernon Hills, IL	98,806	100	97	98	100	100
Hickory Creek Marketplace, Frankfort, IL	55,831	96	94	91	100	65
High Point Center, Madison, WI	86,004	89(a)	91	86	82	92
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	8	47	100	100	100
Iroquois Center, Naperville, IL	140,981	69(a)	72	84	75	69
Joliet Commons, Joliet, IL	158,922	100	100	100	100	96
Joliet Commons Ph II, Joliet, IL	40,395	100	100	100	100	N/A
Lake Park Plaza, Michigan City, IN	229,639	73(a)	69	69	72	71
Lansing Square, Lansing, IL	233,508	99	97	98	99	98
Mallard Crossing, Elk Grove Village, IL	82,929	32	41	29	30	97
Mankato Heights, Mankato, MN	129,140	98(b)	N/A	N/A	N/A	N/A
Maple Grove Retail, Maple Grove, MN	79,130	97	97	97	91	100
Maple Park Place, Bolingbrook, IL	220,095	71	50	73	100	97
Maple Plaza, Downers Grove, IL	31,298	100	100	100	96	87
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100
Medina Marketplace, Medina, OH	72,781	100	100	N/A	N/A	N/A
Michael's, Coon Rapids, MN	24,240	100	100	N/A	N/A	N/A
Mundelein Plaza, Mundelein, IL	68,056	100	100	94	97	96
Nantucket Square, Schaumburg, IL	56,981	94(a)	96	79	98	100
Naper West, Naperville, IL	164,812	85	66	73	96	93
Naper West Ph II, Naperville, IL	50,000	73	0	N/A	N/A	N/A
Niles Shopping Center, Niles, IL	26,109	68	73	73	100	87
Oak Forest Commons, Oak Forest, IL	108,330	99	100	99	100	97
Oak Forest Commons Ph III, Oak Forest, IL	7,424	100	62	50	50	82
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	100	100	97	94	97
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	36
Park Center Plaza, Tinley Park, IL	194,599	95(a)	98	97	99	72
Park Place Plaza, St. Louis Park, MN	84,999	98	100	100	100	100
Park Square, Brooklyn Park, MN	137,116	54	93	N/A	N/A	N/A
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100
Party City, Oakbrook Terrace, IL	10,000	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	N/A	N/A
Pine Tree Plaza, Janesville, WI	187,413	95	95	96	96	93
Plymouth Collection, Plymouth, MN	45,915	100	94	96	100	100
Prairie Square, Sun Prairie, WI	35,755	83	72	76	87	83
Prospect Heights, Prospect Heights, IL	27,194	100	82	69	69	25
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	100	100	100	99	99
Randall Square, Geneva, IL	216,201	97(a)	100	100	99	94

As of December 31,

	Gross Leaseable Area	2003%	2002%	2001%	2000%	1999%
Properties

Regency Point, Lockport, IL	54,841	100	100	97	97	98
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	99
Riverdale Commons Outlot, Coon Rapids, MN	6,566	100	100	100	100	N/A
Riverplace Center, Noblesville, IN	74,414	95	98	96	94	94
River Square Shopping Center, Naperville, IL	58,260	91	92	84	74	76
Rivertree Court, Vernon Hills, IL	298,862	96	99	98	100	99
Rochester Marketplace, Rochester, MN	69,914	90(b)	N/A	N/A	N/A	N/A
Rose Naper Plaza East, Naperville, IL	11,658	89	100	100	100	N/A
Rose Naper Plaza West, Naperville, IL	14,335	100	100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100
Salem Square, Countryside, IL	112,310	95	91	91	100	93
Schaumburg Plaza, Schaumburg, IL	61,485	97	93	60	93	93
Schaumburg Promenade, Schaumburg, IL	91,831	100	90	90	100	100
Sears, Montgomery, IL	34,300	95	95	90	100	100
Sequoia Shopping Center, Milwaukee, WI	35,407	72	68	73	80	93
Shakopee Valley, Shakopee, MN	146,430	100	100	N/A	N/A	N/A
Shingle Creek, Brooklyn Center, MN	39,456	85(a)	96	97	83	73
Shoppes of Mill Creek, Palos Park, IL	102,422	100	93	96	94	97
Shops at Coopers Grove, Country Club Hills, IL	72,518	8	9	18	20	100
Shops at Orchard Place, Skokie, IL	165,141	92(b)	96	N/A	N/A	N/A
Six Corners, Chicago, IL	80,650	96	88	86	86	89
Spring Hill Fashion Center, W. Dundee, IL	125,198	95	95	98	96	97
Springboro Plaza, Springboro, OH	154,034	100	100	99	100	100
St. James Crossing, Westmont, IL	49,994	80(a)	88	100	94	83
Staples, Freeport, IL	24,049	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	95	95	90	86	100
Terramere Plaza, Arlington Heights, IL	40,965	96	73	69	87	79
Thatcher Woods, River Grove, IL	193,313	98	98	N/A	N/A	N/A
Townes Crossing, Oswego, IL	105,989	94(a)	86	N/A	N/A	N/A
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100
University Crossing, Mishawaka, IN	136,422	88(b)	N/A	N/A	N/A	N/A
V. Richard's Plaza, Brookfield, WI	107,952	97	79	80	82	100
Village Ten, Coon Rapids, MN	211,568	98	N/A	N/A	N/A	N/A
Walgreens, Decatur, IL	13,500	100	100	100	100	100
Walgreens, Jennings, MO	15,120	100	100	N/A	N/A	N/A
Walgreens, Woodstock, IL	15,856	100	100	100	100	100
Wauconda Shopping Center, Wauconda, IL	31,357	100	100	77	92	92
West River Crossing, Joliet, IL	32,452	91	91	96	97	87
Western & Howard, Chicago, IL	11,974	100	78	78	100	38
Wilson Plaza, Batavia, IL	11,160	100	100	100	100	100
Winnetka Commons, New Hope, MN	42,415	65(a)	65	62	72	100
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100	100	100	100	100
Woodfield Commons-East/West, Schaumburg, IL	207,583	100	100	100	100	95
Woodfield Plaza, Schaumburg, IL	177,160	91(a)	76	78	100	82
Woodland Commons, Buffalo Grove, IL	170,398	89(a)	90	95	97	97

As of December 31,

	Gross Leaseable Area	2003%	2002%	2001%	2000%	1999%
Properties

Woodland Heights, Streamwood, IL	120,436	86	94	94	89	81
Zany Brainy, Wheaton, IL	12,499	0	100	100	100	100

(a)

We continue to receive rent from tenants who have vacated but are still obligated under their lease terms.  We received an aggregate of approximately $3,200,000 from these tenants during the year ended December 31, 2003.  These tenants continue to pay an amount equal to the contractual obligations under their lease.

(b)

In connection with the purchase of several investment properties, we, from time to time, receive payments under master lease agreements covering space vacant at the time of acquisition.  The payments will be made to us for a period ranging from one to two years from the date of acquisition of the property or until the vacant space is leased and tenants begin paying rent.  Accounting principals generally accepted in the United States of America ("GAAP") require us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2003, we had five investment properties, Forest Lake Marketplace, located in Forest Lake, Minnesota; Shops at Orchard Place, located in Skokie, Illinois; Mankato Heights, located in Mankato, Minnesota; Rochester Marketplace, located in Rochester, Minnesota and University Crossing, located in Mishawaka, Indiana, subject to master lease agreements.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

As of March 11, 2004, there were 18,032 stockholders of record of our common stock.  Our shares are traded in the over-the-counter market through use of the OTC Bulletin Board(R) Service (the "OTC Bulletin Board") provided by NASD, Inc.  We do not believe that an active United States public trading market exists for our shares since historically only small volumes of the shares are traded on a sporadic basis.  The following table sets forth, for the periods indicated, the high and low sales prices for our shares on the OTC Bulletin Board.  Such prices, as reported on the OTC Bulletin Board are inter-dealer prices without retail mark-up, mark-down or commission, and do not represent actual transactions.

For the Quarter Ended	High	Low

December 31, 2003	$12.00	8.00
September 30, 2003	12.00	8.50
June 30, 2003	9.75	8.50
March 31, 2003	9.90	8.50

December 31, 2002	$12.00	9.00
September 30, 2002	10.65	7.50
June 30, 2002	13.00	3.00
March 31, 2002	10.25	1.01

The following table presents certain information, as of December 31, 2003, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	-	-	-

Equity compensation plans not approved by stockholders	-	-	50,000

Total	-	-	50,000

Reference is made to Note 12 to the financial statements for a discussion of our deferred stock compensation plans.

Distributions

To maintain our status as a REIT, we are required to distribute, each year, at least 90% of our "REIT taxable income," which is defined as taxable income excluding the deduction for dividends paid and net capital gains.  We declared distributions to stockholders totaling $61,165,608 and $60,090,685 or $.94 on an annual basis per weighted average share outstanding for the years ended December 31, 2003 and 2002, respectively.  Of this amount, $.73 and $.65 per share was taxable as ordinary income for 2003 and 2002, respectively.  The remainder constituted a return of capital for tax purposes, or $.21 and $.29 per share, for 2003 and 2002, respectively and less than $.01 per share as capital gains in each year.  Future distributions are determined by our board of directors.  We expect to continue paying these distributions to maintain our status as a REIT.  We recorded $333,833 and $195,101 of capital gain for the years ended December 31, 2003 and 2002, respectively, for federal income tax purposes.

Item 6.  Selected Financial Data

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

For the years ended December 31, 2003, 2002, 2001, 2000 and 1999

(not covered by the Independent Auditors' Report)

	2003	2002	2001	2000	1999

Total assets	1,280,655,610	1,190,031,011	1,020,363,136	1,002,893,982	982,281,972
Mortgages payable	615,511,713	582,282,367	493,119,857	467,766,173	440,740,296
Total income	175,312,192	152,536,703	149,973,771	149,855,706	123,787,569
Income (loss) before discontinued operations	39,464,573	37,265,001	39,742,179	(32,098,380)	30,171,901
Net income (loss) (a)	41,866,252	39,276,344	40,665,937	(32,003,807)	30,171,901
Net income (loss) per common share, basic and diluted (b)	.64	.61	.64	(.54)	.55
Operating cash flow distributed	60,831,775	59,895,584	58,417,018	52,964,010	48,379,621
Capital gain distribution	333,833	195,101	374,586	-	-

Total distributions declared	61,165,608	60,090,685	58,791,604	52,964,010	48,379,621
Distributions per common share (b)	.94	.94	.93	.90	.89
Cash flows provided by operating activities	80,098,251	67,838,752	70,249,538	57,616,152	53,723,803
Cash flows provided by (used in) investing activities	(87,059,957)	(192,971,359)	(19,825,023)	(53,408,340)	(272,535,913)
Cash flows provided by (used in) financing activities	43,915,788	116,589,611	(28,845,256)	(15,234,423)	115,179,751

Weighted average common shares outstanding, basic	65,063,679	63,978,625	63,108,080	59,138,837	54,603,088
Weighted average common shares outstanding, diluted	65,068,043	63,984,079	63,108,080	59,138,837	54,603,088

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report.

(a)

Net income (loss) for the year ended December 31, 2000 was impacted by a one-time expense of $68,775,449 reflecting the consideration paid in the merger.  On July 1, 2000, we became a self-administered real estate investment trust by completing our acquisition of Inland Real Estate Advisory Services, Inc. and Inland Commercial Property Management, Inc.  We issued an aggregate of 6,181,818 shares of our common stock valued at $11 per share in connection with the merger.  This issuance was treated as an expense and materially impacted our results of operations for the year ended December 31, 2000.

(b)

The net income and distributions per share are based upon the weighted average number of common shares outstanding as of
December 31 of the relevant years.  Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as ordinary income.  Distributions in excess of these earnings and profits are treated generally as a non-taxable reduction of the recipient's basis in the shares to the extent thereof (return of capital), and thereafter as taxable gain.  Distributions in excess of earnings and profits will have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder's shares.  For the year ended December 31, 2003, $13,577,679 (22.20% of the
$61,165,608 distributions, or $.21 per share, declared and paid for 2003) represented a return of capital.  The balance of the distributions constituted a distribution of earnings and profits, or $.73 per share, with the exception of $333,833, or less than $.01 per share, which is taxed as capital gains.  In order to maintain our qualification as a REIT, we must distribute at least 90% of our "REIT taxable income," to our stockholders.  For the year ended December 31, 2003, our "REIT taxable income" was $47,074,877.  REIT taxable income excludes the deduction for dividends paid and net capital gains.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward looking statements including, without limitation, limitations on the area in which we may acquire properties; risks associated with borrowings secured by our properties; competition for tenants and customers; federal, state or local regulations; adverse changes in general economic or local conditions; competition for property acquisitions with third parties that have greater financial resources than we do; inability of lessees to meet financial obligations; uninsured losses and risks of failing to qualify as a real estate investment trust ("REIT").

This section provides the following:

an executive summary and our strategies and objectives;

a narrative discussion of our Consolidated Balance Sheet as of December 31, 2003 and compares it to the Consolidated Balance Sheet as of December 31, 2002 as well as our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001, respectively;

the critical accounting policies that impact the treatment, for financial statement purposes, of certain items such as how we value our investment properties, recognize rental income and depreciate our assets;

we discuss the Consolidated Balance Sheets and Consolidated Statements of Cash Flows and how the changes in balance sheet and cash flow items from year to year impact our liquidity and capital resources;

we discuss results of operations, including changes in Funds From Operations from year to year and discuss the impact that inflation may have on our results; and

we describe the important factors that may impact your investment.

We have elected to be taxed, for federal income tax purposes, as a REIT.  This election has important consequences for it requires us to satisfy certain tests regarding the nature of the revenues we can generate and the distributions that we pay to our stockholders.  To ensure that we qualify to be taxed as a REIT, we determine, on a quarterly basis, that the gross income, asset and distribution tests imposed by the Internal Revenue Code are satisfied.  To qualify as a REIT, we must distribute at least 90% of our "REIT taxable income" to our stockholders.  Therefore, to generate capital, we receive cash from financings on unencumbered properties, draws on our line of credit and proceeds from our Distribution Reinvestment Plan.

We have qualified to be taxed as a REIT since the year ending December 31, 1995.  As such, as a REIT, we generally will not be subject to federal income tax to the extent we satisfy the distribution requirements.  If we fail to qualify as a REIT in any taxable year, our income will be subject to federal income tax at regular corporate tax rates.  Even if we qualify for taxation as a REIT, our income may be subject to certain state and local taxes and property and federal income and excise taxes on our undistributed income.

Executive Summary

We are in the business of owning and operating Neighborhood Retail Centers (gross leasable areas ranging from 5,000 to 150,000 square feet) and Community Centers (gross leasable areas in excess of 150,000 square feet).  We are a self-administered real estate investment trust, formed under Maryland law.  Our investment properties are located primarily within an approximate 400-mile radius of our headquarters in Oak Brook, Illinois.  Additionally, we own and acquire single-user retail properties located throughout the United States.  We are also permitted to construct or develop properties, or render services in connection with such development or construction.   As of December 31, 2003, we owned an interest in 137 investment properties.

Essentially all of our revenues and cash flows are generated by collecting rental payments from our tenants.  We intend to continue to grow our revenues by acquiring additional investment properties and releasing those spaces that are vacant, or may become vacant, at more favorable rental rates.  Additionally, we attempt to increase our revenues by increasing base rent amounts when renewing leases at our existing investment properties.  When considering an acquisition, we look for properties that provide an attractive return without compromising our underwriting criteria.  We believe we have acquisition opportunities due to our reputation and our concentration in the Chicago and Minneapolis-St. Paul metropolitan areas.

Our largest expenses relate to the operation of our properties as well as the interest expense on our mortgages payable.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.

We will use cash received from our Distribution Reinvestment Program, proceeds from financings on previously unencumbered properties and earnings we retain that are not distributed to our stockholders to continue purchasing additional investment properties.

We consider "Funds From Operations" ("FFO") a widely accepted and appropriate measure of performance for a REIT that provides a supplemental measure of a REIT's operating performance because along with cash flows from operating, investing and financing activities it provides a measure of a REIT's ability to incur and service debt and make capital expenditures and acquisitions.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  FFO is used in certain employment agreements to determine incentives received based on our performance.  We also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy.

We look at several factors to measure our operating performance:

To measure our operating results to those of other retail real estate owners/operators in our area, we compare:

  Occupancy percentage; and.
  Our rental rates to the average rents charged by our competitors in similar centers.

To measure our operating results to those of other REITS, we compare:

  Company-wide growth in income, or FFO;

  Same store growth in income; and

  General and administrative expenses as a percentage of investment in properties.

While continuing to explore the purchase of additional investment properties, we have also continued to take steps towards reviewing other investment opportunities which include possible joint venture agreements.  In recent years, our business has experienced a slight decline in the net operating income of properties that we have owned and operated for the same period from year to year.  The factors driving these trends include, among other things, an increase in tenants who have filed for bankruptcy and increases in the operating expenses.  Additionally, we have not seen a large increase in rental rates on leases that are renewed at our existing centers.  These negative trends are offset by additional net operating income generated by our other investment properties comprised of newly acquired properties as well as properties sold or held for sale.  While we expect revenue to increase in the future, we continue to take steps to maintain or reduce property operating costs thereby increasing the net operating income on the portfolio.

There are risks associated with the retenanting of our properties.  Such risks include:

  Length of time required to fill vacancies;
  Possibly releasing at rental rates lower than current market rates;
  Leasing costs associated with the new lease such as leasing commissions and tenant improvement allowances; and
  Payment of operating expenses without tenant reimbursements.

Strategies and Objectives

Our primary business objective is to enhance the performance and value of our investment properties through management strategies designed to address the needs of an evolving retail marketplace.  Our strong commitment to operating our centers efficiently and effectively is a direct result of our expertise in the acquisition, management and leasing of our properties.  We focus on the following areas in order to achieve our objectives:

Acquisitions:

  We selectively acquire well-located Neighborhood Retail Centers and Community Centers, as well as single-user retail properties, triple-net leased by creditworthy tenants.
  When possible, we acquire properties on an all-cash basis to provide us with a competitive advantage over potential purchasers who must secure financing
  Concentrate our property acquisitions to areas where we have a large market concentration.  In doing this, we are able to attract new retailers to the area and possibly lease several locations to them.

Operations:

  Actively manage costs and minimize operating expenses by centralizing all management, leasing, marketing, financing, accounting and data processing activities.
  Improve rental income and cash flow by aggressively marketing rentable space.
  Emphasize regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns.
  Maintain a diversified tenant base at our investment properties, consisting primarily of retail tenants providing consumer goods and services.

During 2003, we acquired six additional investment properties totaling approximately 690,000 square feet for $78,006,843.  During the year ended December 31, 2003, we sold three investment properties.  Additionally, we sold a 2,280 square foot free-standing restaurant building, Popeye's, which was part of one of our existing investment properties and approximately 1/3 of an acre of land at another of our investment properties.  Total proceeds from these sales were $12,438,971, net of closing costs.

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

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we conduct an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of December 31, 2003.

In determining the value of an investment property and whether the property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age, physical condition and investor return requirements among others.  Market capitalization rates fluctuate based on factors such as interest rates.  An increase in capitalization rates might result in a market valuation lower than our original purchase price.  Additionally, we obtain an appraisal prepared by a third party at the time we purchase the investment property.  All of the aforementioned factors are considered by management in determining the value of any particular property.  The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Should the actual results differ from management's judgement, the valuation could be negatively or positively affected.

We allocate the purchase price of each acquired investment property between land, building and site improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in-place leases) and any assumed financing that is determined to be above or below market terms.  The allocation of the purchase price is an area that requires complex judgements and significant estimates.  The value allocated to land as opposed to building affects the amount of depreciation expense we record.  If more value is attributed to land, depreciation expense would be lower than if more value is attributed to building.  We use the information contained in the third party appraisals as the primary basis for allocating the purchase price between land, building and site improvements.  We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.

The aggregate value of other intangibles is measured based on the difference between the purchase price and the property valued as if vacant.  We utilize independent appraisals and management's estimates to determine the respective as if vacant property values.  Factors considered by management in our analysis of determining the as if vacant property value include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases and the risk adjusted cost of capital.   In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, up to 24 months.  Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the cost avoidance associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term to amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of December 31, 2003, we had not allocated any amounts to customer relationships because of the customer relationships that we already have with significant tenants at the properties we have acquired.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

We review all expenditures and capitalize any item exceeding $5,000 that is deemed to be an upgrade or a tenant improvement.  If we capitalize more expenditures, current depreciation expense would be higher; however, total current expenses would be lower.  Depreciation expense is computed using the straight-line method.  Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements, 15 years for site improvements and the remaining life of the related lease for tenant improvements.

Assets Held for Sale.  When determining whether to classify an asset as held for sale, we consider the following criteria, whether; (i) Management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale, in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

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

Once a property is held for sale, we are committed to selling the property.  If the current offers that exist on properties held for sale do not result in the sale of these properties, we generally will continue to actively market them for sale.

Recognition of Rental and Additional Rental Income.  Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as "straight-lining" rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of "straight-lining," rental income exceeded the cash collected for such rent by $2,023,524, $3,418,088, and $2,136,811 for the years ended December 31, 2003, 2002 and 2001, respectively.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of rental income in the accompanying Consolidated Statements of Operations.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is also included as a component of rental income in the accompanying Consolidated Statements of Operations.  In accordance with Staff Accounting Bulletin 101, we defer recognition of contingent rental income, such as percentage/excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are taken for those balances which we deem to be uncollectible.  An allowance is also recorded for tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectible.

Additional rental income is primarily comprised of real estate tax and common area maintenance reimbursement income.  Real estate tax income is based on an accrual reimbursement calculation by tenant, based on an estimate of current year real estate taxes.  As actual real estate tax bills are received, we reconcile with our tenants and adjust prior year income estimates accordingly.  Common area maintenance income is accrued on actual common area maintenance expenses as incurred.  Annually, the tenants are reconciled for their share of the expenses per their lease and we adjust prior year income estimates accordingly.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is our cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at December 31, 2003 and 2002 were $58,388,077 and $21,433,995, respectively.  Income generated from our investment properties is the primary source from which we generate cash.  The table below presents lease payments to be received in the future.  Other sources of cash include amounts raised from the sale of securities under our dividend reinvestment program ("DRP"), our draws on the line of credit with KeyBank N.A. and proceeds from financings secured by our investment properties.  When it is necessary, such as for new acquisitions, we can generate cash flow by entering into financing arrangements or possible joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties and for purchasing additional investment properties.

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2004	$129,934,521
2005	120,997,971
2006	109,566,661
2007	99,111,610
2008	86,596,867
Thereafter	496,702,024

Total	$1,042,909,654

As of December 31, 2003, we owned interests in 137 investment properties.  Of the 137 investment properties owned, twelve are currently unencumbered by any indebtedness.  We generally limit our indebtedness to approximately fifty percent (50%) of the original purchase price of the investment properties in the aggregate.  The remaining twelve unencumbered investment properties were purchased for an aggregate purchase price of approximately $52,900,000 and would therefore yield approximately $26,500,000 in additional cash from financing, using this standard.  These 137 investment properties, in the aggregate, are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $.94 per share on an annual basis.

The following table summarizes our Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Net cash provided by operating activities	$80,098,251	67,838,752	70,249,538

Net cash used in investing activities	$(87,059,957)	(192,971,359)	(19,825,023)

Net cash provided by (used in) financing activities	$43,915,788	116,589,611	(28,845,256)

Cash Flows from Operating Activities

Net cash provided by operating activities in 2003 was impacted by an increase of approximately $20,200,000, or 18.7%, in rental payments.  Approximately $18,000,000 of this increase is attributable to payments received from tenants at our properties newly acquired in 2002 and 2003.  The full effect of the annual rental income is not seen until the year following the acquisition.  Therefore, we are currently seeing an increase that is relating to a full twelve months of income on our properties purchased in 2002 as well as a portion of the year on the properties purchased throughout 2003.  The balance of the rental increase relates to our properties owned for a full twelve months in both 2002 and 2003.

Several factors increased our general and administrative costs by approximately $1,400,000 for the year ended December 31, 2003.  We have seen increases in items directly related to both the increase in our portfolio size as well as the need to comply with additional rules and regulations imposed by Sarbanes-Oxley.  These items include, but are not limited to, costs associated with an increase in salaries related to additional staff as well as increases in health and other insurance related to both new and existing employees, directors and officers.  Our interest income has decreased by approximately $700,000 due to a reduction in the cash and cash equivalents generating income throughout 2003.  Our cash and cash equivalents have been lower throughout 2003 compared to throughout 2002 due to a reduced amount of loan proceeds taken in 2003 coupled with the utilization of our cash and cash equivalents to purchase additional properties.  Property operating expenses have increased approximately $8,100,000 in 2003.

Cash Flows from Investing Activities

The primary use of cash in 2003, 2002 and 2001 was the purchase of additional investment properties as well as for additions to our existing investment properties.  We purchased six properties in 2003 as compared to sixteen in 2002 and one in 2001.  Conversely, during 2003, we sold three investment properties, a free standing restaurant building, Popeye's, which was part of Calumet Square as well as a piece of vacant land at Townes Crossing for a total of approximately $12,400,000.  We sold two investment properties and a parcel of vacant land at Maple Grove Retail for approximately $8,200,000 in 2002 and sold one investment property for approximately $2,400,000 in 2001.  We used $1,500,000 in 2002 to purchase the partial interest of a minority interest partner in the Inland Ryan, LLC.

Cash Flows from Financing Activities

During 2003, our financing activity resulted in loan proceeds of approximately $51,000,000.  We also received $55,000,000 in proceeds from the line of credit with KeyBank N.A.  We used these proceeds for the purchase of additional investment properties.  In addition, we repaid mortgages payable of approximately $9,400,000 and paid distributions of approximately $63,000,000.  Net cash provided by financing activities of $116,589,611 during 2002 consists in large part of approximately $136,000,000 in loan proceeds.  We also received $80,000,000 in proceeds from the line of credit with KeyBank N.A.  Some of the uses of cash in 2002 included approximately $46,000,000 to repay mortgages payable and approximately $62,000,000 to pay dividends.  Cash used in financing activities during 2001 was representative of debt repayments totaling approximately $88,000,000 and distributions paid of approximately $63,000,000.  These uses in 2001 are offset by loan proceeds of approximately $113,000,000.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of the year ended December 31, 2003:

Contractual Obligations	Payments due by period

	Total	Less than 1 year	1-3 years (a)	3-5 years	More than 5 years

Long-Term Debt	$623,156,713	115,061,732	266,472,106 (b)	190,532,180	51,090,695
Line of Credit	135,000,000	-	135,000,000	-	-
Office Lease	248,904	248,904	-	-	-

(a)	Of the total amount of debt maturing during this period, approximately $100,700,000 matures during the year ending December 31, 2005.

(b)

We currently have guaranteed the repayment of principal and interest of three loans outstanding with LaSalle Bank N.A.
in the aggregate principal amount of $9,300,000.  The guarantees will be cancelled once all rental obligations for a set period are paid by certain tenants at the investment properties pledged as collateral for such loans.

During the year ended December 31, 2003, we entered into a Put Agreement with Inland Real Estate Investment Corporation, Partnership Ownership Corporation and Fleet National Bank.  Under this Put Agreement, we agreed to repurchase a portion of our shares, pledged by Inland Real Estate Investment Corporation as security for their line of credit with Fleet National Bank.  We would be required to repurchase these shares at $8.90 per share if Inland Real Estate Investment Corporation defaults on the line of credit and Fleet National Bank exercises its right under the pledge agreement to obtain ownership of these shares.  The maximum amount we would be required to repurchase is approximately 4,000,000 shares or $35,000,000.

Results of Operations

This section describes and compares our results of operations for the three fiscal years ended December 31, 2003.  At December 31, 2003, we owned 29 single-user retail properties, 85 Neighborhood Retail Centers and 23 Community Centers.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same twelve month periods during each year.  A total of 111 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.   These properties comprise approximately 9.1 million square feet.  The remaining twenty-six investment properties, those that have been acquired, sold or held for sale during the years ended December 31, 2003, 2002 and 2001 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 78% of the square footage of our portfolio at December 31, 2003.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.  Through re-tenanting and scheduled rent increases received from existing tenants, we anticipate growth in total net operating income of approximately 2%-3% in 2004.  In addition to "same store" income growth, we anticipate an increase in total net operating income from continued acquisition activity in 2004.  Eleven leases with base rent in excess of $100,000 annually, representing a cumulative base rent amount of approximately $2,200,000, are scheduled to expire in 2004.  We anticipate nine of these eleven leases will renew in 2004 at increased base rental rates.  We project re-tenanting of the remaining two spaces within a twelve to twenty-four month period.

Net income and net income per common share for the years ended December 31, 2003, 2002 and 2001 are summarized below:

	2003	2002	2001

Net income	$41,866,252	39,276,244	40,665,937

Net income per common share, basic and diluted	$.64	.61	.64

Weighted average common shares outstanding, basic	$65,063,679	63,978,625	63,108,080

Weighted average common shares outstanding, diluted	$65,068,043	63,984,079	63,108,080

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to interest, depreciation, amortization and bad debt expense for the years ended December 31, 2003 and 2002 along with a reconciliation to income from operations, calculated in accordance with GAAP.

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Rental and additional rental income:
"Same store" investment properties (111 properties, approximately 9.1 million square feet)	$139,555,528	140,393,469	142,586,483
“Other investment properties”	33,139,407	8,392,342	261,257

Total rental and additional rental income	$172,694,935	148,785,811	142,847,740

Property operating expenses:
"Same store" investment properties (excluding interest, depreciation, amortization and bad debt expense)	$43,831,912	42,803,461	43,217,760
“Other investment properties”	8,854,448	1,871,240	1,160

Total property operating expenses	$52,686,360	44,674,701	43,218,920

Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	$95,723,616	97,590,008	99,368,723
“Other investment properties”	24,284,959	6,521,102	260,097

Total net operating income	$120,008,575	104,111,110	99,628,820

Other income:
Lease termination income	369,819	657,648	2,481,404
Interest and dividend income	1,449,510	2,585,963	4,220,223
Other income	797,928	507,281	424,404

Other expenses:
Professional services	453,889	452,365	633,590
General and administrative expenses	5,206,385	4,382,086	3,892,969
Bad debt expense	1,756,632	1,999,736	1,425,863
Interest expense	39,962,507	35,109,982	34,824,412
Depreciation and amortization	35,257,596	28,574,051	26,150,954
Acquisition cost expenses	28,551	38,355	44,458

Income from operations	$39,960,272	37,305,427	39,782,605

On a "same store" basis, (comparing the results of operations of the investment properties owned during the year ended December 31, 2003, with the results of the same investment properties owned during the years ended December 31, 2002), property net operating income decreased by approximately $1,800,000 with total revenues decreasing by approximately $800,000 and total property operating expenses increasing by approximately $1,000,000.  Total rental and additional rental income for the year ended December 31, 2003 was $172,694,935, as compared to $148,785,811 for the year ended December 31, 2002.  The primary reason for this increase was an increase of approximately $24,800,000 in rental and additional rental income received on the properties purchased during 2002 and 2003.  In comparing the results of operations from the “same store” properties during the years ended December 31, 2002 and 2001, property net operating income decreased by approximately $1,800,000 with total revenues decreasing by $2,200,000 and total property operating expenses decreasing by approximately $400,000.  Total rental and additional rental income for the year ended December 31, 2002 was $148,785,811, as compared to $142,847,740, for the year ended December 31, 2001.  The primary reason for this increase was an increase of approximately $8,000,000 in income received on the properties purchased during 2002.  Essentially all of our rental income is derived from fixed rental income charged to each tenant.  Less than one-percent of our total rental and additional rental was derived from the collection of percentage rent.  The decrease in "same store" income from 2001 through 2003 is due to the increased vacancies in these "same store" properties.  The increase in vacancies was primarily due to the bankruptcy of certain national tenants, most notably, K-Mart in January 2002, Zany Brainy in January 2003, Eagle Food Centers in April 2003 and Rainbow Foods in April 2003, and their subsequent rejection of leases at several sites.

During 2003 we revised our estimate of accounts receivable as it relates to common area expenses and, accordingly, reduced the accounts receivable balance by approximately $1,000,000.  This resulted in a decrease in additional rental income.

K-Mart, a tenant at three of our investment properties, filed its bankruptcy in January 2002.  As of December 31, 2003, two of the stores remained open and one had closed.  Of the 109,000 square feet vacated by K-Mart, approximately 45,000 square feet had been re-leased as of December 31, 2003.  K-mart completed its bankruptcy reorganization on May 6, 2003.  The parent company of Zany Brainy, FAO, Inc. ("Zany Brainy"), a tenant at four of our investment properties, filed its bankruptcy in January 2003.  As of the date of this filing, leases at three of these locations have been rejected.  As of December 31, 2003, we had re-leased two of the vacant spaces and the third space was sold on January 20, 2004.  Zany Brainy completed its bankruptcy reorganization on April 24, 2003 and then filed bankruptcy again in December 2003.  The lease for the remaining Zany Brainy store was sold through the bankruptcy courts and has been assigned to Petco who will be responsible for the original lease terms.  The parent company of Rainbow Foods, Fleming Companies, Inc., a tenant at five of our investment properties, filed its bankruptcy in April 2003.  As of the date of this filing, one store has closed, and the lease has been rejected.  The remaining four stores remain open and their lease obligations have been assumed by Roundy's with approval of the bankruptcy court.  Eagle Food Centers, Inc., a tenant at three of our investment properties, filed its bankruptcy in April 2003.  As of the date of this filing, two of the stores have been sold to Butera Markets and the third store had been assigned to Butera Finer Foods and will remain open.  Paper Warehouse, a tenant at two of our investment properties, filed its bankruptcy in June 2003.  Both stores remain open.  The locations leased by all of these tenants represent approximately 1% of our total square footage and account for approximately 1% of our annual rental income, based on contractual obligations, for the year ended December 31, 2003, net of spaces that have been re-leased or assumed by new tenants.  In conjunction with these bankruptcy filings, we recorded approximately $440,000 as a provision for doubtful accounts on the accompanying Consolidated Balance Sheets.  We do not believe that these bankruptcy filings will cause any of our investment properties to be considered impaired under the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

We continue to receive rent from tenants who have vacated but are still obligated under their lease terms.   We received an aggregate of approximately $3,200,000 from these tenants during the year ended December 31, 2003.  These tenants continue to pay an amount equal to the contractual obligations under their lease.

The following table presents our top ten tenants based on percentage of total square footage, annual base rent, percentage of annual base rent and approximate receivable balance as of December 31, 2003:

Tenant Name	Percentage of Total Square Footage	Annual Base Rent	Percentage of Annual Base Rent	Receivable Balance at December 31,2003 (b)

Dominick's Finer Foods (a)	6.44%	$9,055,934	6.45%	3,528,000
Cub Foods	4.81%	5,613,868	4.00%	893,000
Jewel Food Stores	4.34%	4,775,118	3.45%	1,833,000
Roundy's	2.29%	2,572,108	1.83%	213,000
TJ Maxx	2.02%	1,682,243	1.20%	482,000
Petsmart	1.73%	2,426,314	1.73%	743,000
Carmax	1.62%	4,021,100	2.87%	8,000
Marshall's	1.58%	1,755,221	1.25%	860,000
Michaels	1.53%	1,809,317	1.29%	376,000
Kohl's	1.46%	1,388,460.99%		375,000

Total	27.82%	$35,099,683	25.06%	9,311,000

(a)

On January 12, 2004, Dominick's announced that it would be closing twelve under performing stores.  Two of our locations, one free standing location in Highland Park, Illinois and one at Oak Forest Commons Shopping Center
in Oak Forest, Illinois will be closing.  These stores are expected to close during the first quarter of 2004, however, Dominick's continues to pay full rent and will remain fully liable for all lease obligations upon closing.
Currently the Dominick's at our West Chicago property remains closed.  During the year ended December 31,
2003, we received an unsolicited offer to purchase, at a price in excess of book value, Dominick's, located in
Highland Park, Illinois.  Accordingly, this asset has been classified as held for sale.

(b)

Included in the receivable balance at December 31, 2003, are amounts due for rent, real estate taxes and common area maintenance.  The majority of the balance is for real estate taxes which are not reimbursed by the tenants until they are presented with the paid tax bill in the following year.

Interest income is comprised mainly of interest received on short term investments.  Although cash and cash equivalents is higher at December 31, 2003 than at December 31, 2002, the balance throughout the year was lower due mostly to loan proceeds received late in the year 2003.  For the year ended December 31, 2002, interest income was impacted by income received on the mortgage receivable associated with the Thatcher Woods Shopping Center. This receivable was repaid during the second quarter of 2002 when we exercised our option to purchase Thatcher Woods Shopping Center on April 25, 2002.  Interest income in 2001 was higher than 2002 and 2003 due to larger cash balances available for short term investments.  Interest income has declined over the years as a result of both lower interest rates and the investment of cash in new properties.

General and administrative expenses have increased over the last three years, 2003, 2002 and 2001.  Most of the increase is due to the fact that our portfolio of properties has increased each year.  For example, we have increased our staff to accommodate the growth related to our acquisitions during 2002 and 2003.  The direct costs incurred with additional employees include an increase in salaries, health insurance and other payroll related expenses totaling approximately $370,000 in 2003 and approximately $300,000 in 2002.  We have also expanded our office space to incorporate the increase in our employees and as a result, office rents and supplies have increased by approximately $130,000 in 2003.  Included in the increase of expenses in 2003 is approximately $110,000 of costs incurred to implement a telephonic proxy voting system.  We anticipate that our general and administrative expenses will increase in the coming years due to costs associated with complying with new or expanded regulatory requirements, as well as the rising cost of insurance.  Additional staffing may also be required to manage future growth, primarily in the area of property management.  However, we anticipate that we will increase our staff at a slower rate in comparison to our portfolio growth.

Total property operating expenses for the year ended December 31, 2003 increased approximately $8,000,000, as compared to the year ended December 31, 2002.  The primary reason for this increase was an increase of approximately $7,000,000 in property operating expenses incurred on the "other investment properties," purchased during 2002 and 2003.  This increase is also due to an increase of approximately $1,000,000 in property operating expenses incurred on the "same store" investment properties.  The primary reasons for the increase in property operating expenses on the "same store" properties was increases in insurance expense and property related legal fees. Insurance expense increased approximately $400,000 for the year ended December 31, 2003, as compared to the year ended December 31, 2002.  Property related legal fees increased approximately $80,000 due to legal fees required as a result of the bankruptcy of certain national tenants, most notably, K-Mart, Rainbow Foods and Zany Brainy and their subsequent rejection of certain leases at several sites.  Additionally, real estate tax expense increased approximately $600,000 for the year ended December 31, 2003 as compared to the year ended December 31, 2002 due to an increase in taxes assessed by the various taxing authorities where our investment properties are located.  Partially offsetting the increase in property operating expenses is a decrease in certain common area maintenance expenses of approximately $150,000 for the year ended December 31, 2003 as compared to the year ended December 31, 2002.  Total property operating expenses increased approximately $1,500,000 for the year ended December 31, 2002, as compared to the year ended December 31, 2001.  The primary reason for this increase was an increase of approximately $1,900,000 in property operating expenses incurred on the sixteen investment properties purchased during the year ended December 31, 2002.  This increase is partially offset by a decrease of approximately $400,000 in property operating expenses incurred on the "same store" investment properties.

Interest expense increased approximately $4,900,000 for the year ended December 31, 2003, as compared to the year ended December 31, 2002.  Interest expense for the ended December 31, 2003 includes approximately $4,400,000 of interest expense on amounts drawn on the line of credit with KeyBank N.A. and the fees paid on the unused portion of this line, as compared to approximately $1,100,000 for the year ended December 31, 2002.  The increase of approximately $2,500,000 in mortgage interest is due to an increase in the mortgages payable from approximately $582,300,000 at December 31, 2002 to approximately $615,500,000, net of discontinued operations at December 31, 2003, due to new acquisitions.  Interest expense decreased approximately $300,000 for the year ended December 31, 2002, as compared to the year ended December 31, 2001.  Interest expense for the year ended December 31, 2002 includes approximately $1,100,000 of interest expense on the amounts outstanding relating to the line of credit with KeyBank N.A.  Offsetting this increase was a decrease in interest rates charged on the variable rate debt.  The average interest rate on the variable rate debt during the year ended December 31, 2001 ranged from 3.6% to 7.3%.  For the year ended December 31, 2002 the average interest rate on the variable rate debt ranged from 3.08% to 3.5%.

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

On February 1, 2001, a wholly-owned subsidiary of ours entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. to acquire and redevelop the Century Consumer Mall in Merrillville, Indiana. The first phase of new construction commenced in January 2003 for an 18,000 square foot retail building fronting U.S. Route 30.  This building is anchored by a 4,800 square foot Panera Bread store pursuant to an executed ten-year lease.  Construction was completed during 2003 and an additional 2,400 square feet has been leased.  It is anticipated that lease up of this building will occur during 2004.  Each partner's initial equity contribution was $500,000.  We are a non-managing member of the LLC and do not exercise control therefore, our investment in this joint venture is accounted for using the equity method.  Under the equity method, the operations of a joint venture are not consolidated with our operations but instead are reflected as income or loss from the operations of unconsolidated ventures on our Consolidated Statements of Operations.  Additionally, our net investment in the joint venture is reflected as an asset on the Consolidated Balance Sheets.  A wholly-owned subsidiary of ours has the right of first refusal to acquire the property after it is redeveloped.  As of December 31, 2003, our allocable share of the income and losses of this venture was netted against our initial investment of $500,000 to net to ($613,423) on the accompanying Consolidated Balance Sheet.  In addition, we have committed to lend the LLC up to $17,800,000.  The loan bears interest at an initial rate of 9% per annum, paid monthly on average outstanding balances.  The loan matures in five years.  As of December 31, 2003, the principal balance of this mortgage receivable was $9,005,829.  Our current maximum exposure to loss, in accordance with FIN 46, as a result of our involvement with the Tri-Land joint venture is approximately $8,400,000, potentially reduced by $2,500,000, which is guaranteed by Tri-Land Properties, Inc.

Funds From Operations

We consider "Funds From Operations" ("FFO") a widely accepted and appropriate measure of performance for a REIT that provides a supplemental measure of a REIT's operating performance because along with cash flows from operating, investing and financing activities it provides a measure of a REIT's ability to incur and service debt and make capital expenditures and acquisitions.  Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as us.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  FFO is used in certain employment agreements to determine incentives received based on our performance.  We also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.   Items that are capitalized do not impact FFO, whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance.  The following chart reflects our FFO for the periods presented, reconciled to net income for these periods:

	Year ended December 31,

	2003	2002	2001

Net income	$41,866,252	39,276,344	40,665,937
Gain on sale of investment properties	(1,314,634)	(1,545,832)	(467,337)
Equity in depreciation of unconsolidated ventures	172,234	89,981	154,152
Amortization on in-place leases	661,502	79,924	-
Amortization on leasing commissions	524,876	471,449	253,281
Depreciation, net of minority interest	33,567,817	28,037,246	26,045,785

Funds From Operations	75,478,047	66,409,112	66,651,818

Net income per share, basic and diluted	$.64	.61	.64

Funds From Operations per common share, basic and diluted	$1.16	1.04	1.06

Weighted average common shares outstanding, basic	65,063,679	63,978,625	63,108,080

Weighted average common shares outstanding, diluted	65,068,043	63,984,079	63,108,080

Impact of Recent Accounting Principles

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

As described in Note 3 to the financial statements, we have historically accounted for our investments in joint ventures, where we are not the managing member and do not have control, using the equity method of accounting.  Management is in the process of analyzing FIN 46 to determine the impact, if any, on our financial statements.  However, it is reasonably possible that we will be required to consolidate or disclose additional information about our investments in joint ventures when the statement becomes effective.  Reference is made to Note 3 for a description of our joint ventures.  Our maximum exposure to loss as a result of our involvement with the joint venture is approximately $8,400,000, potentially reduced by $2,500,000 which is guaranteed by Tri-Land Properties, Inc.

In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FIN 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  We will be required to adopt FIN 46R in the first fiscal period beginning after March 15, 2004.  Upon adoption of FIN 46R, the assets, liabilities and non-controlling interests of the variable interest entity initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practical, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the variable interest entity.  It is not anticipated that the effect on our Consolidated Financial Statements would be material.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities which are subject to the provisions of the statement for the first fiscal period beginning after December 15, 2003.  SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption.  SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.   The effective date of a portion of SFAS 150 has been indefinitely postponed by the FASB.  The adoption of SFAS 150 did not have a material effect on our financial statements.

Inflation

Our long term leases contain provisions to mitigate the adverse impact of inflation on our operating results.  Such provisions include clauses entitling us to receive scheduled base rent increases and base rent increases based upon the consumer price index.  In addition, the majority of our leases require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in cost and operating expenses resulting from inflation.

Subsequent Events

On January 17, 2004, we paid a distribution of $5,236,634 to stockholders of record as of December 1, 2003.

On January 20, 2004, we sold, through a qualified tax deferred agent, one of our investment properties, Zany Brainy, located in Wheaton, Illinois to a third party for $3,150,000.

On February 5, 2004, we purchased a property from an unaffiliated third party for $13,200,000.  The purchase price was partially funded using approximately $5,300,000, which had previously been deposited with a qualified tax deferred exchange agent as a result of the sales of Eagle Country Market, Eagle Ridge Center and Summit of Park Ridge.  The balance of the purchase price was funded using cash and cash equivalents.  The property is located in Hastings, Minnesota and contains 97,535 square feet of leasable space.  Its major tenant is Cub Foods.

On February 24, 2004, we announced that our board of directors has authorized us to seek a listing of our shares of common stock on the New York Stock Exchange.  We expect that if our board ultimately approves filing the application, it will take several months to complete the process including determining whether the exchange will approve the listing.

Investment Considerations

Set forth below are the investment considerations that we believe are material to our investors.  This section contains forward-looking statements.  You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 21.

Our performance and value are subject to risks associated with our real state assets and with the real estate industry.  Our economic performance and the value of our real estate assets, and consequently the value of your shares, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to you will be adversely affected.  The following factors, among others, may adversely affect the income generated by our properties:

  downturns in the national, regional and local economic climate;
  competition from other retail properties;
  local real estate market conditions, such as oversupply or reduction in demand for retail properties;
  changes in interest rates and availability of financing;
  vacancies, changes in market rental rates and the need to periodically repair, renovate and re-lease space;
  increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes, and heightened security costs;
  civil disturbances, natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;
  significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from properties; and
  declines in the financial condition of our tenants and our ability to collect rents from our tenants.

Wecompete for tenants.  We compete for tenants with the owners of a number of properties that are similar in size to our properties.  Some of these properties are newer or better located than our properties.  Further, our competitors may have greater resources, which could allow them to reduce rents to a level that is not profitable for us.  We may be required to spend money upgrading or renovating investment properties to make them attractive to both existing and potential tenants thus increasing expenses and reducing cash resources.  In addition, our properties compete against other forms of retailing such as catalog companies and e-commerce websites that offer similar retail products.

Our investment properties are located primarily within an approximate 400-mile radius of our headquarters in Oak Brook, Illinois.  Hence, our results are affected by economic conditions in this region.  This region has experienced economic downturns in the past and will likely experience downturns in the future.  Layoffs or downsizing, industry slowdowns, changing demographics, increases in the supply of property or reduced demand may decrease our revenues or increase operating expenses or both.

We face risks associated with property acquisitions.  We have and intend to continue to acquire properties and portfolios of properties, including large properties that could increase our size and result in alterations to our capital structure.  Our acquisition activities and their success are subject to the following risks:

  we may be unable to obtain financing for acquisitions on favorable terms or at all;
  acquired properties may fail to perform as expected;
  the actual costs of repositioning and redeveloping acquired properties may be higher than our estimates;
  acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and
  we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and thus could have an adverse effect on our results of operations and financial conditions.

Acquired properties may expose us to unknown liability.  We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities.  As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our results from operations and cash flow.  Unknown liabilities with respect to acquired properties might include:

  liabilities for clean-up of undisclosed environmental contamination;
  claims by tenants, vendors or other persons against the former owners of the properties;
  liabilities incurred in the ordinary course of business; and
  claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Competition for acquisitions may result in increased prices for properties.  We plan to continue to acquire properties as we are presented with attractive opportunities.  We may face competition for acquisition opportunities with other investors and this competition may adversely affect us by subjecting us to the following risks:

  we may be unable to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and private REITs, institutional funds and other real estate investors;
  even if we enter into an acquisition agreement for a property, it will contain conditions to closing, including completion of due diligence investigations to our satisfaction, which may not be satisfied; and
  even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price.

Leases on approximately 6% of our rentable square feet expire during 2004 and 6% of rentable square footage was physically vacant as of December 31, 2003.   As leases expire, we may not be able to renew or re-lease space at rates comparable to, or better than, the rates contained in the expiring leases.  Leases on approximately 681,000 square feet, or approximately 6% of total rentable square feet of 11,631,238, will expire prior to December 31, 2004. If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, revenues may decline.  Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases.  As of December 31, 2003, approximately 663,000 square feet, or approximately 6% of total rentable square feet of 11,631,238, was physically vacant.   We continue to receive rent at approximately 370,000 square feet of the vacant space or approximately 3% of total rentable square feet from tenants who are still obligated under their lease terms.   We will continue to receive this rent until the related lease expires.

Tenants may fail to pay their rent, declare bankruptcy or seek to restructure their leases.  We derive substantially all of our revenue from leasing space at our investment properties.  Thus, our results may be negatively affected by the failure of tenants to pay rent when due.  As described herein, we have experienced losses associated with tenants that have sought to terminate or revise their leases through bankruptcy.  We may experience substantial delays and expense enforcing rights against tenants who do not pay their rent or who seek the protection of the bankruptcy laws. Even if a tenant did not seek the protection of the bankruptcy laws, the tenant may from time to time experience a downturn in its business which may weaken its financial condition and its ability to make rental payments when due, leading these tenants to seek revisions to their leases.

We may not be able to quickly vary our portfolio.  Investments in real estate are relatively illiquid.  Except in certain circumstances, in order to continue qualifying as a REIT, we are subject to rules and regulations that limit the ability to sell investment properties within a short period of time.

Some potential losses are not covered by insurance.  We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties.  In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2004, subject to extension by the United States Department of Treasury through December 31, 2005.  The Federal Terrorism Risk Insurance Act expires on December 31, 2005, unless extended, and therefore, we cannot currently anticipate whether the Act will renew upon expiration.  In connection with the renewal of coverage for the policy year beginning October 1, 2004, we will evaluate coverage on terms and amounts comparable to our existing policies, subject to cost and market availability.  Our primary liability insurance policy limits are $1,000,000 per occurrence with a $2,000,000 aggregate.  Our umbrella liability insurance policy limits are $25,000,000, with a $10,000 self insured retention.  This policy excludes nuclear, biological and chemical terrorism other than certified acts of terrorism.  Both liability policies include certified acts of terrorism.  Our property insurance policy is an all risk, replacement cost policy which also includes certified acts of terrorism.  Our policies do not exclude non-certified acts of terrorism.

We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years.  There are other types of losses, such as from wars, acts of nuclear, biological or chemical terrorism or the presence of mold at our properties, for which we cannot obtain insurance at all or at a reasonable cost.  With respect to these losses and losses from acts of terrorism, earthquakes or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties.  Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property.  Any such loss could materially and adversely affect our business, financial condition and results of operations.

Potential liability for environmental contamination could result in substantial costs.  Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties simply because of our current or past ownership or operation of our real estate.  If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow and our ability to make distributions to our stockholders because:

  as owner or operator we may have to pay for property damage and for investigation and clean up costs incurred in connection with the contamination;
  the law typically imposes clean up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;
  even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean up costs; and
  governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

These costs could be substantial and in extreme cases could exceed the value of the contaminated property.  The presence of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may materially and adversely affect our ability to borrow against, sell or rent an affected property.

In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.  Changes in laws increasing the potential liability for environmental conditions existing at our properties, or increasing the restrictions on the handling, storage or discharge of hazardous or toxic substances or petroleum products or other actions may result in significant unanticipated expenditures.

Environmental laws also govern the presence, maintenance and removal of asbestos.  These laws require that owners or operators of buildings containing asbestos:

  properly manage and maintain the asbestos;
  notify and train those who may come into contact with asbestos; and
  undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

Some of our properties are located in urban, industrial and previously developed areas where fill or current or historic industrial uses of the areas have caused site contamination.  It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys for each property we seek to acquire.  These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling.  Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usage create a potential environmental problem, and for contamination in groundwater.  Even though these environmental assessments are conducted, there is still the risk that:

  the environmental assessments and updates did not identify all potential environmental liabilities;
  a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments;
  new environmental liabilities have developed since the environmental assessments were conducted; and
  future uses or conditions such as changes in applicable environmental laws and regulations could result in environmental liability for us.

Inquiries about indoor air quality may necessitate special investigation and, depending on the results, remediation beyond our regular indoor air quality testing and maintenance programs.  Indoor air quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, and biological contaminants such as molds, pollen, viruses and bacteria.  Indoor exposure to chemical or biological contaminants above certain levels can be alleged to be connected to allergic reactions or other health effects and symptoms in susceptible individuals.  If these conditions were to occur at one of our properties, we may need to undertake a targeted remediation program, including without limitation, steps to increase indoor ventilation rates and eliminate sources of contaminants.  These remediation programs could be costly, necessitate the temporary relocation of some or all of the property's tenants or require rehabilitation of the affected property.

Our objectives may conflict with those of our joint venture partners.  We own certain of our investment properties, through joint ventures with third parties.  In some cases, we control the joint venture and in some cases we are a minority partner.  Investments in joint ventures involve risks that are not otherwise present with properties which we own entirely.  For example, a joint venture partner may file for bankruptcy protection or may have economic or business interests or goals which are inconsistent with our goals or interests.  Further, although we may own a controlling interest in a joint venture and may have authority over major decisions such as the sale or refinancing of investment properties, we may have fiduciary duties to the joint venture partners or the joint venture itself that may cause, or require, us to take or refrain from taking actions that we would otherwise take if we owned the investment properties outright.

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.  The Americans with Disabilities Act generally requires that public buildings, including shopping centers, be made accessible to disabled persons.  Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants.  If, pursuant to the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to you.

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements.  If we fail to comply with these requirements, we could incur fines or private damage awards.  We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow, results of operations and ability to pay distributions to you.

We often need to borrow money to finance our business.  Our ability to internally fund operating or capital needs is limited since we must distribute at least 90% of our REIT taxable income (excluding net capital gains) to stockholders to qualify as a REIT.  Consequently, we may have to borrow money to fund operating or capital needs or to satisfy the distribution requirements, imposed by the Internal Revenue Code, to maintain status as a REIT.  Borrowing money to fund operating or capital needs exposes us to various risks.  For example, the investment properties may not generate enough cash to pay the principal and interest obligations on loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan.  As of December 31, 2003, we owed a total of approximately $623,200,000, secured by mortgages on 125 of our investment properties.  If we fail to make timely payments on loans, including those cases where a lender has accelerated the maturity date due to a violation of a loan covenant, the lenders could foreclose on the investment properties securing the loan and we could lose our entire investment on any foreclosed properties.  Once a loan becomes due, we must either pay the remaining balance or borrow additional money to pay off the maturing loan.  We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan.  Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms.  A total of approximately $115,100,000 and $100,700,000 of our indebtedness matures on or before December 31, 2004 and 2005, respectively.  As of December 31, 2003, we owed approximately $93,400,000 on indebtedness that bore interest at variable rates.  We may borrow additional amounts that bear interest at variable rates.  If interest rates increase, the amount of interest that we would be required to pay on these borrowings will also increase.

Covenants in our debt agreements could adversely affect our financial condition.  The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage.  Our unsecured line of credit contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt, which we must maintain.  Our continued ability to borrow under our line of credit is subject to compliance with our financial and other covenants.  In addition, our failure to comply with these covenants could cause a default under the applicable debt agreement, and we may then be required to repay this debt with capital from other sources.  Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.  Additionally, in the future our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

We rely on debt financing, including borrowings under our unsecured line of credit and debt secured by individual properties, to finance our acquisition activities and for working capital.  If we are unable to obtain debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition, results of operations and ability to pay distributions to you would likely be adversely affected. If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan.  Defaults under our debt agreements could materially and adversely affect our financial condition, results of operations and ability to pay distributions to you.

We may not qualify to list our common stock.  Our board of directors recently decided to such a listing of our shares of common stock on the New York Stock Exchange.  There is no assurance that we will be able to satisfy the requirements for listing our shares on the New York Stock Exchange or any similar exchange.  Failure to list the shares could have a material adverse effect on the value of your shares.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.  As of December 31, 2003, we had approximately $623,200,000 in total indebtedness outstanding on a consolidated basis (excluding unconsolidated joint venture debt.)  Debt to market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities is often used by analysts to gauge leverage for REITs such as us.  If we are successful in listing our shares on an exchange, our market value will be calculated using the price per share of our common stock.

Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes.  Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.

Further issuances of equity securities may be dilutive to current stockholders.  The interests of our existing stockholders could be diluted if additional equity securities are issued to finance future acquisitions or to repay indebtedness.  Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt and equity financing, including common and preferred equity.

We may fail to qualify as a REIT.  If we fail to qualify as a REIT, we would not be allowed to deduct amounts distributed to our stockholders in computing taxable income and would incur substantially greater expenses for taxes and have less money available to distribute.  We would also be subject to federal, state and local income taxes at regular corporate rates as well as potentially the alternative minimum tax.  Unless we satisfied some exception, we could not elect to be taxed as a REIT for the four taxable years following the year during in which we were disqualified.

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

less than 75% of our gross income (excluding income from prohibited transactions) is derived from real estate sources.  These sources include mortgage interest, rents from real property, amounts received as consideration to enter into real estate leases or to make a loan secured by a mortgage and gains from the sale of real estate assets; or

we fail to distribute at least 90% of "REIT taxable income," which does not include the deduction for dividends paid and net capital gains, to stockholders.

In order to maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions.  In order to maintain our REIT status, we may need to borrow funds on a short-term basis to meet the real estate investment trust distribution requirements, even if the then prevailing market conditions are not favorable for these borrowings.  To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our "REIT taxable income," which does not include the deduction for dividends paid and net capital gains, each year.  In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.  We may need short-term debt or long-term debt, proceeds from asset sales, creation of joint ventures or sale of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Changes in market conditions could adversely affect the market price of our common stock.  If we are successful in listing our shares on the New York Stock Exchange or a similar exchange, the value of your shares, like other publicly traded equity securities, will depend on various market conditions that may change from time to time.  Among the market conditions that could affect the value of our common stock are the following:

  the extent of investor interest in our securities;
  the general reputation of real estate investment trusts and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies;
  material economic concerns;
  changes in tax laws;
  our financial performance; and
  general stock and bond market conditions.

The market value of our common stock will be based primarily upon the market's perception of our growth potential and our current and potential future earnings and cash dividends.  Consequently, our common stock may trade at prices that are higher or lower than our net asset value per share of common stock.  If our future earnings or cash dividends are less than expected, it is likely that the market price of our common stock will diminish.

We face possible adverse changes in tax laws.  From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability.  The shortfall in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of these changes.  If these changes occur, we may be required to pay additional taxes on our assets or income and may be assessed interest and penalties on such additional taxes.  These increased tax costs could adversely affect our financial condition, results of operations and the amount of cash available to pay distributions to you.

Property taxes may increase.  We are required to pay taxes based on the assessed value of our investment properties determined by various taxing authorities such as state or local governments.  These taxing authorities may increase the tax rate imposed on a property or may reassess property value, either of which would increase the amount of taxes due on that property.

Third parties may be discouraged from making acquisition or other proposals that may be instockholders' best interests.  Under our governing documents, no single person or group of persons (an entity is considered a person) may own more than 9.8% of our outstanding shares of common stock (unless permitted by the board).  These provisions may prevent or discourage a third party from making a tender offer or other business combination proposal such as a merger, even if such a proposal would be in the best interest of the stockholders.

Item 7(a).  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2003, 2002 and 2001 we had no derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  If a derivative terminates or is sold, the gain or loss is recognized.  We will only enter into derivative transactions that satisfy the aforementioned criteria.

Our exposure to market risk for changes in interest rates relates to the fact that some of our long-term debt consists of variable interest rate loans.  We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2008 and thereafter and weighted average interest rates for the debt maturing in each specified period.

	2004	2005	2006	2007	2008	Thereafter

Fixed rate debt	$108,594,032	88,987,900	55,027,470	35,532,361	104,823,312	136,799,563
Weighted average interest rate	6.77%	7.03%	6.26%	6.42%	6.57%	5.59%

Variable rate debt	6,467,700	11,716,700	45,260,175	29,947,500	-	-
Weighted average interest rate	2.42%	2.49%	2.92%	2.92%	-	-

The table above reflects indebtedness outstanding as of December 31, 2003, and does not reflect indebtedness incurred after that date.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages is estimated to be $93,392,075 for mortgages which bear interest at variable rates and $533,410,954 for mortgages which bear interest at fixed rates.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At December 31, 2003, approximately $93,392,000, or 15% of our mortgages payable, have variable interest rates averaging 2.83%.  An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.  A .25% annualized increase in interest rates would have increased our interest expense by approximately $233,000.

Item 8.  Consolidated Financial Statements and Supplementary Data

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for intangible assets in 2002.

KPMG LLP

Chicago, Illinois

March 11, 2004

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets

December 31, 2003 and 2002

Assets

	2003	2002

Investment properties:
Land	$346,088,070	335,485,705
Building and improvements	920,542,755	875,898,829

	1,266,630,825	1,211,384,534
Less:
Accumulated depreciation	147,341,377	117,939,233

Net investment properties	1,119,289,448	1,093,445,301

Cash and cash equivalents	58,388,077	21,433,995
Investment in securities (net of an unrealized gain of $1,501,765 and $1,151,182 at December 31, 2003 and 2002, respectively)	12,040,689	12,578,575
Investment in marketable securities	-	63,073
Assets held for sale (net of accumulated depreciation of $2,835,477)	14,443,761	-
Restricted cash	13,329,091	10,398,430
Accounts and rents receivable (net of provision for doubtful accounts of $2,966,275 and $2,678,945 at December 31, 2003 and 2002, respectively)	30,020,794	30,795,862
Investment in and advances to joint venture	8,392,406	6,716,013
Deposits and other assets	1,941,614	656,756
Acquired above market lease intangibles (net of accumulated amortization of $933,811 and $181,744 at December 31, 2003 and 2002, respectively)	5,772,521	5,726,993
Acquired in place lease intangibles (net of accumulated amortization of $740,796 and $79,294 at December 31, 2003 and 2002, respectively)	10,414,375	1,958,320
Leasing fees (net of accumulated amortization of $1,368,464 and $755,241 at December 31, 2003 and 2002, respectively)	1,990,576	1,519,353
Loan fees (net of accumulated amortization of $5,096,350 and $3,360,671 at December 31, 2003 and 2002, respectively)	4,632,258	4,738,340

Total assets	$1,280,655,610	1,190,031,011

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

December 31, 2003 and 2002

Liabilities and Stockholders' Equity

	2003	2002
Liabilities:
Accounts payable and accrued expenses	$1,994,427	1,801,279
Acquired below market lease intangibles (net of accumulated amortization of $1,459,136 and $247,611 at December 31, 2003 and 2002, respectively)	8,154,827	6,771,727
Accrued interest	1,809,480	1,856,638
Accrued real estate taxes	25,492,747	24,405,734
Distributions payable	5,406,012	5,310,303
Security and other deposits	2,485,207	2,991,480
Mortgages payable	615,511,713	582,282,367
Line of credit	135,000,000	80,000,000
Prepaid rents and unearned income	3,151,431	2,356,484
Liabilities associated with assets held for sale	7,741,868	-
Other liabilities	2,440,372	3,048,898

Total liabilities	809,188,084	710,824,910

Minority interest	20,973,496	22,456,919

Redeemable common stock relating to Put Agreement (3,932,584 Shares)	35,000,000	-

Stockholders' Equity:
Preferred stock, $.01 par value, 6,000,000 Shares authorized; none issued and outstanding at December 31, 2003 and 2002	-	-
Common stock, $.01 par value, 100,000,000 Shares authorized; 61,660,061 and 64,460,139 Shares issued and outstanding at December 31, 2003 and 2002, respectively	616,600	644,601
Additional paid-in-capital (net of offering costs of $58,816,092 and redeemable common stock relating to Put Agreement of $35,000,000)	592,169,119	614,459,497
Deferred stock compensation	(48,000)	(60,000)
Accumulated distributions in excess of net income	(178,745,454)	(159,446,098)
Accumulated other comprehensive income	1,501,765	1,151,182

Total stockholders' equity	415,494,030	456,749,182

Commitments and contingencies

Total liabilities and stockholders' equity	$1,280,655,610	1,190,031,011

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Operations

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Income:
Rental income	$127,313,504	108,373,176	103,334,610
Additional rental income	45,381,431	40,412,635	39,513,130
Lease termination income	369,819	657,648	2,481,404
Interest income	382,228	1,326,998	2,795,627
Dividend income	1,067,282	1,258,965	1,424,596
Other income	797,928	507,281	424,404

	175,312,192	152,536,703	149,973,771
Expenses:
Professional services	453,889	452,365	633,590
General and administrative expenses	5,206,385	4,382,086	3,892,969
Bad debt expense	1,756,632	1,999,736	1,425,863
Property operating expenses	52,686,360	44,674,701	43,218,920
Interest expense	40,002,933	35,150,408	34,864,838
Depreciation	33,944,726	27,971,966	25,796,257
Amortization	1,312,870	602,085	354,697
Acquisition cost expenses	28,551	38,355	44,458

	135,392,346	115,271,702	110,231,592

Income from operations	39,919,846	37,265,001	39,742,179
Minority interest	(448,553)	(931,863)	(795,782)
Income (loss) from operations of unconsolidated ventures	(6,720)	97,938	2,878

Income before discontinued operations	39,464,573	37,265,001	39,742,179
Income from discontinued operations (including gain on sale of investment properties of $1,314,634, $1,545,832 and $467,337 for the years ended December 31, 2003, 2002 and 2001, respectively	2,401,679	2,845,268	1,716,662

Net income	41,866,252	39,276,344	40,665,937

Other comprehensive income:
Unrealized gain (loss) on investment securities, net of amounts realized of $333,833, $101,957 and $51,122, respectively	350,583	(100,244)	1,897,994

Comprehensive income	$42,216,835	39,176,100	42,563,931

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Operations

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Income before discounted operations per common share, basic and diluted	$.61	.57	.62

Income from discontinued operations per common share, basic and diluted	$.03	.04	.02

Net income per common share, basic and diluted	$.64	.61	.64

Weighted average common shares outstanding, basic	65,063,679	63,978,625	63,108,080

Weighted average common shares outstanding, diluted	65,068,043	63,984,079	63,108,080

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2003, 2002 and 2001

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total

Balance January 1, 2001	62,635,344	$626,353	592,973,349	-	(120,506,090)	(646,568)	472,447,044

Net income		-	-	-	40,665,937	-	40,665,937
Other comprehensive income		-	-	-	-	1,897,994	1,897,994
Distributions declared ($.93 per weighted average common shares outstanding)		-	-	-	(58,791,604)	-	(58,791,604)
Proceeds from DRP	2,098,676	20,987	21,910,181	-	-	-	21,931,168
Repurchase of shares	(1,341,898)	(13,419)	(12,543,445)	-	-	-	(12,556,864)

Balance December 31, 2001	63,392,122	633,921	602,340,085	-	(138,631,757)	1,251,426	465,593,675

Net income		-	-	-	39,276,344	-	39,276,344
Other comprehensive income		-	-	-	-	(100,244)	(100,244)
Distributions declared ($.94 per weighted average common shares outstanding)		-	-	-	(60,090,685)	-	(60,090,685)
Proceeds from DRP	2,079,807	20,798	21,713,178	-	-	-	21,733,976
Issuance of restricted common stock	5,454	55	59,945	(60,000)	-	-	-
Repurchase of shares	(1,017,244)	(10,173)	(9,653,711)	-	-	-	(9,663,884)

Balance December 31, 2002	64,460,139	644,601	614,459,497	(60,000)	(159,446,098)	1,151,182	456,749,182

Net income		-	-	-	41,866,252	-	41,866,252
Other comprehensive income		-	-	-	-	350,583	350,583
Distributions declared ($.94 per weighted average common shares outstanding)		-	-	-	(61,165,608)	-	(61,165,608)
Proceeds from DRP	2,145,699	21,457	22,401,097	-	-	-	22,422,554
Stock compensation		-	-	12,000	-	-	12,000
Reclassification of redeemable common stock relating to Put Agreement	(3,932,584)	(39,326)	(34,960,674)				(35,000,000)
Repurchase of shares	(1,013,193)	(10,132)	(9,730,801)	-	-	-	(9,740,933)

Balance December 31, 2003	61,660,061	$616,600	592,169,119	(48,000)	(178,745,454)	1,501,765	415,494,030

See accompanying notes to consolidated financial statements.

NLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$41,866,252	39,276,344	40,665,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,944,726	27,971,966	25,796,257
Amortization	1,312,870	602,085	354,697
Non-cash charges associated with discontinued operations	431,918	925,665	1,056,629
Amortization of deferred stock compensation	12,000	-	-
Amortization on acquired above market leases	752,067	181,744	-
Amortization on acquired below market leases	(1,211,525)	(247,611)	-
Gain on sale of investment properties	(1,314,634)	(1,545,832)	(467,337)
Minority interest	448,553	931,863	795,782
Loss from operations of unconsolidated ventures	6,720	195,500	229,777
Rental income under master lease agreements	379,526	100,375	345,926
Straight line rental income	(2,023,524)	(3,418,088)	(2,136,811)
Provision for doubtful accounts	326,088	710,453	314,377
Interest on unamortized loan fees	1,672,930	1,375,784	1,052,879
Donation of land	-	-	2,575
Changes in assets and liabilities:
Restricted cash	1,608,240	(1,393,301)	(2,441,539)
Accounts and rents receivable	1,641,369	226,573	1,691,567
Other assets	(1,284,994)	(260,250)	309,041
Investment in marketable securities	-	-	196,927
Accounts payable and accrued expenses	102,119	337,735	(2,096,715)
Accrued interest payable	(132)	(115,051)	(206,014)
Accrued real estate taxes	1,126,850	2,879,026	1,575,554
Security and other deposits	(506,273)	(948,557)	1,326,043
Other liabilities	2,925	937	(2,336)
Prepaid rents and unearned income	804,180	51,392	1,886,322

Net cash provided by operating activities	80,098,251	67,838,752	70,249,538

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Cash Flows

(continued)

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from investing activities:
Restricted cash	$(4,538,901)	(2,398,829)	3,520,505
Escrows held for others	(611,451)	2,481,941	(1,605,923)
Purchase of marketable securities	63,073	-	-
Purchase of investment securities	(1,292,537)	-	(2,604,252)
Sale of investment securities	2,181,006	906,168	402,000
Additions to investment properties, net of amounts payable	(14,178,679)	(7,132,061)	(10,872,288)
Purchase of investment properties	(71,046,346)	(206,181,297)	(3,303,657)
Acquired above market leases	(797,595)	(5,908,737)	-
Acquired in-place leases	(9,117,557)	(2,037,614)	-
Acquired below market leases	2,594,625	7,019,338	-
Proceeds from sale of investment properties, net	12,438,971	8,175,202	2,364,378
Investment in LLC	-	-	(500,000)
Purchase of minority interest units	-	(1,500,000)	-
Investment in and advances to joint venture, net	(1,683,113)	14,511,463	(7,838,777)
Construction in progress	-	-	1,300,592
Leasing fees	(1,071,453)	(906,933)	(687,601)

Net cash used in investing activities	(87,059,957)	(192,971,359)	(19,825,023)

Cash flows from financing activities:
Proceeds from the DRP	22,422,554	21,733,976	21,931,168
Repurchase of shares	(9,740,933)	(9,663,884)	(12,556,864)
Loan proceeds	50,600,000	135,864,111	113,476,175
Proceeds from unsecured line of credit	55,000,000	80,000,000	-
Loan fees	(1,638,304)	(2,730,176)	(739,351)
Distributions paid	(63,001,875)	(61,912,815)	(62,833,893)
Payoff of debt	(9,350,000)	(46,450,500)	(87,704,297)
Principal payments of debt	(375,654)	(251,101)	(418,194)

Net cash provided by (used in) financing activities	43,915,788	116,589,611	(28,845,256)

Net increase (decrease) in cash and cash equivalents	36,954,082	(8,542,996)	21,579,259

Cash and cash equivalents at beginning of year	21,433,995	29,976,991	8,397,732

Cash and cash equivalents at end of year	$58,388,077	21,433,995	29,976,991

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Consolidated Statements of Cash Flows

(continued)

For the years ended December 31, 2003, 2002 and 2001

Supplemental schedule of noncash investing and financing activities:

	2003	2002	2001

Purchase of investment properties	$(71,046,346)	(238,158,908)	(3,303,657)
Assumption of mortgage debt	-	31,977,611	-
Minority interest	-	-	-

	$(71,046,346)	(206,181,297)	(3,303,657)

Reclassification of common stock related to Put Agreement	$35,000,000	-	-

Distributions payable	$5,406,012	5,310,303	5,174,998

Cash paid for interest	$39,546,011	35,249,380	33,976,011

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(1)     Organization and Basis of Accounting

Inland Real Estate Corporation (the "Company") was formed on May 12, 1994.  The Company is an owner/operator of Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois.  The Company owns, and acquires, single-user retail properties located throughout the United States.  The Company is also permitted to construct or develop properties, or render services in connection with such development or construction, subject to the Company's compliance with the rules governing real estate investment trusts under the Internal Revenue Code of 1986, as amended (the "Code").

The Company, through a total of four public offerings of common stock, sold a total of 51,642,397 shares of its common stock at prices ranging from $10 to $11 per share.  In addition, as of December 31, 2003, the Company had issued 12,813,974 shares through the Company's Distribution Reinvestment Program ("DRP") at prices ranging from $9.05 to $10.45 per share and has repurchased a total of 5,050,999 shares through the Company's Share Repurchase Program ("SRP") at prices ranging from $9.05 to $9.75 per share, for an aggregate cost of $47,156,348.  Additionally, the Company issued 6,181,818 shares in relation to the merger in 2000 and 5,454 shares pursuant to certain employment agreements.  As a result, the Company has realized total offering proceeds of $686,601,811 as of December 31, 2003.

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

Certain reclassifications were made to the 2002 and 2001 financial statements to conform with the 2003 presentation.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections."  The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, affects income statement classification of gains and losses from extinguishment of debt.  SFAS No. 4 required that gains and losses from extinguishment of debt be classified as an extraordinary item, if material.  Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30.  SFAS 145 became effective for fiscal years beginning after May 15, 2002.  On January 1, 2003, the Company adopted SFAS 145 and as a result, extinguishments of debt will be classified under the criteria in APB Opinion No. 30.  Amounts reported as extraordinary items in previous years have been reclassified to correctly account for these debt extinguishments according to this new standard.

On January 1, 2003, the Company adopted FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34."  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The Company recognizes liabilities related to certain guarantees in accordance with FIN 45.  The adoption did not have a material effect on the Company's results of operations or financial condition.

In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FIN 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  The Company will be required to adopt FIN 46R in the first fiscal period beginning after March 15, 2004.  Upon adoption of FIN 46R, the assets, liabilities and non-controlling interests of the variable interest entity initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practical, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the variable interest entity.  It is not anticipated that the effect on the Company's Consolidated Financial Statements would be material.

On January 1, 2003, the Company adopted FASB Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  Adoption of this standard did not have an impact on the Company's results of operations or financial condition because all stock based compensation is recorded at fair value.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities which are subject to the provisions of the statement for the first fiscal period beginning after December 15, 2003.  SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption.  SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  The effective date of a portion of SFAS 150 has been indefinitely postponed by the FASB.  The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

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

Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income.  Acquired in-place leases are amortized over the average lease term as a component of amortization expense.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in-place leases) and any assumed financing that is determined to be above or below market terms.  The Company uses the information contained in the third party appraisals as the primary basis for allocating the purchase price between land and site improvements.  The aggregate value of other intangibles is measured based on the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant.

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of December 31, 2003.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loan.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company's mortgages is estimated to be $93,392,075 for mortgages which bear interest at variable rates and $533,410,954 for mortgages which bear interest at fixed rates.  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.  The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

Offering costs are offset against the Stockholders' equity accounts.  Offering costs consist principally of printing, selling and registration costs.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of December 31, 2003 and 2002, the Company held letters of credit for tenant security deposits totaling approximately $829,000 and $406,000, respectively.

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

As of December 31, 2003, 2002 and 2001 the Company had no derivative instruments.  The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument. The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose the Company to interest rate risk, and the derivative financial instrument will reduce that exposure.  If a derivative terminates or is sold, the gain or loss is recognized.  The Company will only enter into derivative transactions that satisfy the aforementioned criteria.

(2)     Investment Securities

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

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

Investment in securities at December 31, 2003, 2002 and 2001 consists of preferred and common stock investments in various real estate investment trusts and are classified as available-for-sale securities.  Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Dividend income is recognized when received.

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee.

Sales of investment securities available-for-sale during the years ended December 31, 2003, 2002 and 2001 resulted in gains on sale of $333,833, $101,957 and $51,122, respectively.  These gains are included in other income in the accompanying Consolidated Statements of Operations.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003 were as follows:

Less than 12 months	12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Common Stock	$218,040	1,539	1,027,055	123,328	1,245,095	124,867

(3)     Joint Ventures

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

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana.  The first phase of new construction commenced in January 2003 for an 18,000 square foot retail building fronting U.S. Route 30.  This building is anchored by a 4,800 square foot Panera Bread store pursuant to an executed ten year lease.  Construction was completed during 2003 and an additional 2,400 square feet was leased.  It is anticipated that lease up of this building will occur during 2004.  Each partner's initial equity contribution was $500,000.  The Company is a non-managing member of the LLC and does not exercise control therefore, the Company uses the equity method to account for this venture.  Under the equity method, the operations of a joint venture are not consolidated with the operations of the Company but instead are reflected as income or loss from the operations of unconsolidated ventures on the Company's Consolidated Statements of Operations.  Additionally, the Company's net investment in the joint venture is reflected as an asset on the Consolidated Balance Sheets.  A wholly-owned subsidiary of the Company has the right of first refusal to acquire the property after it is redeveloped.  As of December 31, 2003, the Company's allocable share of the income and losses of this venture was netted against its initial investment of $500,000 to net to ($613,423) on the accompanying consolidated balance sheets.

In addition, the Company has committed to lend the LLC up to $17,800,000.  Draws on the loan bear interest at a rate of 9% per annum, with interest only paid monthly on average outstanding balances.  The loan is secured by the property and matures on January 31, 2006.  As of December 31, 2003, the principal balance of this mortgage receivable was $9,005,829.

Our current maximum exposure to loss, in accordance with FIN 46, as a result of our involvement with the Tri-Land joint venture is approximately $8,400,000, potentially reduced by $2,500,000, which is guaranteed by Tri-Land Properties, Inc.

(4)     Transactions with Related Parties

During the years ended December 31, 2003 and 2002, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations, property tax reduction services and mail processing from or through affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $50.00 per hour.  The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the years ended December 31, 2003, 2002 and 2001, these expenses, totaling $701,587, $533,653 and $650,750, respectively are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the years ended December 31, 2003, 2002 and 2001 were $238,768, $169,826 and $131,160, respectively, and are also included in general and administrative expenses.  The Inland Group, Inc., through affiliates, owns approximately 9% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc., or its affiliates.  Expenses paid to affiliates of The Inland Group, Inc., therefore, are classified as expenses to non-affiliates on the Consolidated Statements of Operations.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

During the years ended December 31, 2003, 2002 and 2001, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc.  The fees for these services were based on costs incurred by The Inland Real Estate Group, Inc. equal to $220 per hour.  For the years ended December 31, 2003, 2002 and 2001, the Company paid approximately $103,222, $204,465 and $91,163, respectively, for these legal services.  The Company expects to continue purchasing certain legal services from The Inland Real Estate Group, Inc. on substantially the same terms.

An affiliate of The Inland Group, Inc. is the mortgagee on the Walgreens property, located in Decatur, Illinois.  As of December 31, 2003, the remaining balance of the mortgage was $632,064.  The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004.  For the years ended December 31, 2003, 2002 and 2001, the Company paid principal and interest payments totaling $68,266 each period on this mortgage.

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. to acquire and redevelop the Century Consumer Mall in Merrillville, Indiana.  Richard Dube, the brother-in-law of Mr. Daniel Goodwin, one of the Company's directors, is the president and a principal owner of Tri-Land.  Reference is made to Note 3 for more information on the Company's joint venture.

During the year ended December 31, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc., to manage its investment in securities.  The Company will pay a fee in the amount of .75 percent (.75%) per annum on the net asset value under management.  The Company paid approximately $15,000 for these services for the year ended December 31, 2003.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

During the year ended December 31, 2003, the Company entered into an agreement with Inland Real Estate Investment Corporation, Partnership Ownership Corporation (a wholly owned subsidiary of Inland Real Estate Investment Corporation) and Fleet National Bank.  Inland Real Estate Investment Corporation and Partnership Ownership Corporation are both owned or controlled by The Inland Group, Inc.  Three of the Company's directors, Messrs. Goodwin, Cosenza and Parks are directors and shareholders of The Inland Group, Inc.  Mr. Goodwin owns a controlling interest in The Inland Group, Inc.  Inland Real Estate Investment Corporation and Partnership Ownership Corporation collectively own 6,166,358 shares of the Company's common stock which they have pledged to secure draws under a $35,000,000 line of credit obtained by them from Fleet National Bank.  Under the agreement, Inland Real Estate Investment Corporation paid the Company $100,000 in return for its agreement to repurchase a portion of these pledged shares, at a price of $8.90 per share, from Fleet National Bank if Inland Real Estate Investment Corporation defaults on the line of credit agreement and Fleet National Bank exercises its right under the pledge agreement to obtain ownership of the shares.  Although Inland Real Estate Investment Corporation and Partnership Ownership Corporation have pledged all of their shares, the Company is only required to repurchase that number of shares multiplied by $8.90 needed to satisfy any of Inland Real Estate Investment Corporation's or Partnership Ownership Corporation's obligations, including principal, accrued interest and other costs and expenses under the line of credit agreement.  Further, the Company is not required to repurchase more than $15,000,000 worth of shares during any six month period.  The maximum amount the Company is required to repurchase is approximately 4,000,000 shares or $35,000,000 of stock based on a price of $8.90 per share.  In accordance with FIN 45, the Company has recorded this premium of $100,000 paid by Inland Real Estate Investment Corporation as a liability related to its obligation to stand ready to perform on its guarantee.  The Company will recognize the premium received as income upon the termination date of this agreement.  In addition, the Company has classified the potential amount to be redeemed under this agreement as temporary equity in the accompanying Consolidated Balance Sheets.  This agreement was approved by the Company's independent directors who, among other things, determined the fairness of the fee received by the Company from Inland Real Estate Investment Corporation.  In determining that the fee was fair, the independent directors obtained a fairness opinion, the cost of which was paid for by Inland Real Estate Investment Corporation.

(5)     Stock Option Plan

The Company adopted an amended and restated Independent Director Stock Option Plan which granted each Independent Director an option to acquire 3,000 shares of common stock as of the date they become a director and an additional 1,000 shares on the date of each annual stockholders' meeting.  The options for the initial 3,000 shares granted are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant.  The succeeding options are exercisable on the second anniversary of the date of grant.  For the years ended December 31, 2003, 2002 and 2001, options to purchase 31,500, 27,500 and 23,500 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding during each of the respective periods.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

(6)     Investment Properties

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2003, the Company had five investment properties, Forest Lake Marketplace, located in Forest Lake, Minnesota, Shops at Orchard Place, located in Skokie, Illinois, Mankato Heights, located in Mankato, Minnesota, Rochester Marketplace, located in Rochester, Minnesota and University Crossing, located in Mishawaka, Indiana, subject to master lease agreements.  The cumulative amount of such payments was $7,353,358, $6,973,832 and $6,873,457 as of December 31, 2003, 2002 and 2001, respectively.

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

(7) Discontinued Operations

During the years ended December 31, 2003, 2002 and 2001, we sold six investment properties.  Additionally, we sold a 2,280 square foot free-standing restaurant building, Popeye's, which was part of one of our existing investment properties and approximately 1/3 of an acre of land at another of our investment properties.  For federal and state income tax purposes, certain of our sales qualified as part of tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain on Sale	Tax Deferred Exchange

Lincoln Park Place	April 17, 2001	$1,050,000	$1,274,000	$467,337	No
Antioch Plaza	March 28, 2002	875,000	926,000	533,942	Yes
Shorecrest Plaza	June 12, 2002	2,978,000	2,877,000	828,144	Yes
Maple Grove Retail	August 1, 2002	-	308,186	183,746	No
Popeye's	April 8, 2003	-	340,000	2,529	No
Summit of Park Ridge	December 24, 2003	1,600,000	1,600,000	720,712	Yes
Eagle Country Market	December 24, 2003	1,450,000	1,700,000	587,336	Yes
Eagle Ridge Center	December 30, 2003	3,000,000	2,000,000	4,057	Yes

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

From time to time, the Company receives unsolicited offers to purchase its investment properties, at prices in excess of book value.  Upon receipt of a valid offer, the Company classifies the asset as held for sale and suspends depreciation.  As of December 31, 2003, the following investment properties were held for sale and depreciation was suspended as of the date noted:

April 1, 2003 - Zany Brainy, located in Wheaton, Illinois;

June 1, 2003 – Dominick's, located in Highland Park, Illinois;

November 1, 2003 – Walgreens, located in Woodstock, Illinois.

If these current offers do not result in the sale of these properties, the Company will continue to actively market them for sale.

Results of operations for the investment properties sold during 2003, 2002 and 2001, as well as for those investment properties held for sale at December 31, 2003 are presented in the table below:

	2003	2002	2001

Income:
Rental income	$2,858,418	3,532,884	4,100,721
Additional rental income	551,578	672,024	988,338
Other income	1,656	86	-

	3,411,652	4,204,994	5,089,059

Expenses:
Bad debt expense	48,609	82,208	299,445
Property operating expenses	675,230	689,344	1,105,280
Interest expense	1,168,850	1,208,343	1,378,379
Depreciation	424,718	849,892	1,042,040
Amortization	7,200	75,771	14,590

	2,324,607	2,905,558	`

Income from operations	$1,087,045	1,299,436	1,249,325

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

The following assets and liabilities relating to Zany Brainy, Dominick's, and Walgreens were classified as held for sale on the Consolidated Balance Sheet as of December 31, 2003.

	Zany Brainy	Dominick's	Walgreens	Total
Assets
Accounts and rents receivable, net of provision for doubtful accounts	$1,820	829,315	-	831,135
Land	838,000	3,200,000	395,080	4,433,080
Building	1,626,697	9,600,163	774,907	12,001,767
Accumulated depreciation	(365,472)	(2,314,402)	(155,603)	(2,835,477)
Loan fees, net of accumulated amortization	2,586	10,534	-	13,120
Other assets	136	-	-	136

Total assets held for sale	$2,103,767	11,325,610	1,014,384	14,443,761

Liabilities:
Accounts payable and accrued expenses	$772	-	-	772
Accrued interest	5,139	38,453	3,434	47,026
Accrued real estate taxes	39,837	-	-	39,837
Prepaid rents and unearned income	-	-	9,233	9,233
Mortgage payable	1,245,000	6,400,000	-	7,645,000

Total liabilities associated with assets held for sale	$1,290,748	6,438,453	12,667	7,741,868

(8)     Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2004	$129,934,521
2005	120,997,971
2006	109,566,661
2007	99,111,610
2008	86,596,867
Thereafter	496,702,024

Total	$1,042,909,654

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

Remaining lease terms range from one year to fifty-six years.  Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property.  Such amounts are not included in the future minimum lease payments above, but are included in additional rental income on the accompanying Consolidated Statements of Operations.

Certain tenant leases contain provisions providing for "stepped" rent increases.  GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $2,023,524, $3,418,088, and $2,136,811 in 2003, 2002 and 2001, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $16,534,297 and $14,510,773 in related accounts and rents receivable as of December 31, 2003 and 2002, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

K-Mart, a tenant at three of the Company's investment properties, filed its bankruptcy in January 2002.  As of December 31, 2003, two of the stores remained open and one had closed.  Of the 109,000 square feet vacated by K-Mart, approximately 45,000 square feet had been re-leased as of December 31, 2003.  K-mart completed its bankruptcy reorganization on May 6, 2003.  The parent company of Zany Brainy, FAO, Inc. ("Zany Brainy"), a tenant at four of the Company's investment properties, filed its bankruptcy in January 2003.  As of the date of this filing, leases at three of these locations have been rejected.  As of December 31, 2003, the Company had re-leased two of the vacant spaces and the third space was sold on January 20, 2004.  Zany Brainy completed its bankruptcy reorganization on April 24, 2003 and then filed bankruptcy again in December 2003.  The lease for the remaining Zany Brainy store was sold through the bankruptcy courts and has been assigned to Petco who will be responsible for the original lease terms.  The parent company of Rainbow Foods, Fleming Companies, Inc., a tenant at five of the Company's investment properties, filed its bankruptcy in April 2003.  As of the date of this filing, one store has closed, and the lease has been rejected.  The remaining four stores remain open and their lease obligations have been assumed by Roundy's with approval of the bankruptcy court.  Eagle Food Centers, Inc., a tenant at three of the Company's investment properties, filed its bankruptcy in April 2003.  As of the date of this filing, two of the stores have been sold to Butera Markets and the third store had been assigned to Butera Finer Foods and will remain open.  Paper Warehouse, a tenant at two of the Company's investment properties, filed its bankruptcy in June 2003.  Both stores remain open.  The locations leased by all of these tenants represent approximately 1% of the Company's total square footage and approximately 1% of its annual rental income, based on contractual obligations, for the year ended December 31, 2003, net of spaces that have been re-leased or assumed by new tenants.  In conjunction with these bankruptcy filings, the Company recorded approximately $440,000 as a provision for doubtful accounts on the accompanying Consolidated Balance Sheets.  The Company does not believe that these bankruptcy filings will cause any of its investment properties to be considered impaired under the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

(9)        Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at December 31, 2003 and 2002:

Mortgagee	Interest Rate at December 31, 2003	Interest Rate at December 31, 2002	Maturity Date	Current Monthly Payment	Balance at December 31, 2003	Balance at December 31, 2002

Allstate	-	6.66%	10/2003	$-	$-	3,150,000
Allstate (a) (b)	7.21%	7.21%	12/2004	38,453	6,400,000	6,400,000
Allstate	7.00%	7.00%	01/2005	23,917	4,100,000	4,100,000
Allstate	7.15%	7.15%	01/2005	18,173	3,050,000	3,050,000
Allstate	7.00%	7.00%	02/2005	31,946	5,476,500	5,476,500
Allstate	6.65%	6.65%	05/2005	53,200	9,600,000	9,600,000
Allstate	6.82%	6.82%	08/2005	60,243	10,600,000	10,600,000
Allstate	7.40%	7.40%	09/2005	220,687	35,787,000	35,787,000
Allstate	7.38%	7.38%	02/2006	132,750	21,600,000	21,600,000
Allstate	5.87%	5.87%	09/2009	29,350	6,000,000	6,000,000
Allstate	4.65%	4.65%	01/2010	87,188	22,500,000	22,500,000
Allstate (c)	9.25%	9.25%	12/2009	30,125	3,908,081	3,908,081
Allstate	4.84%	4.84%	12/2009	47,593	11,800,000	11,800,000
Allstate	4.70%	-	10/2010	48,488	12,380,000	-
Archon Financial	4.35%	4.35%	12/2007	23,885	6,589,000	6,589,000
Archon Financial	4.88%	-	01/2011	124,928	30,720,000	-
Bear, Stearns Funding, Inc. (b)	6.86%	6.86%	06/2004	328,662	57,450,000	57,450,000
Bear, Stearns Funding, Inc.	6.50%	6.50%	09/2006	73,288	13,530,000	13,530,000
Bear, Stearns Funding, Inc.	6.03%	6.03%	07/2007	68,340	13,600,000	13,600,000
Bear, Stearns Funding, Inc.	6.60%	6.60%	02/2009	44,000	8,000,000	8,000,000
Berkshire Mortgage (d)	7.79%	7.79%	10/2007	92,929	13,853,287	14,020,575
Column Financial, Inc (e)	7.00%	7.00%	11/2008	150,694	25,000,000	25,000,000
Inland Mortgage Serv. Corp. (b) (d)	7.65%	7.65%	05/2004	5,689	632,064	651,145
John Hancock Life Insurance (d)	7.65%	7.65%	01/2018	88,885	12,395,938	12,509,511
Key Bank	5.00%	-	10/2010	31,250	7,500,000	-
LaSalle Bank N.A. (b)(f)(g)	2.42%	2.68%	10/2004	13,293	6,467,700	13,912,700
LaSalle Bank N.A. (b)(g)	3.07%	-	10/2004	18,810	7,445,000	-
LaSalle Bank N.A. (b)	7.25%	7.25%	10/2004	65,604	10,654,300	10,654,300
LaSalle Bank N.A .(b)	7.26%	7.26%	10/2004	58,269	9,450,000	9,450,000
LaSalle Bank N.A. (b)	7.26%	7.26%	12/2004	36,441	5,910,000	8,910,000
LaSalle Bank N.A. (b)	7.36%	7.36%	12/2004	60,322	9,650,000	9,650,000
LaSalle Bank N.A.	7.26%	7.26%	01/2005	60,042	9,737,620	9,737,620
LaSalle Bank N.A. (g)	3.59%	2.78%	03/2005	7,314	2,400,000	2,400,000
LaSalle Bank N.A. (f)	2.52%	2.78%	04/2005	5,281	2,467,700	2,467,700
LaSalle Bank N.A. (f)	2.52%	2.68%	06/2005	11,983	5,599,000	5,599,000
LaSalle Bank N.A. (f)	2.42%	3.12%	11/2005	7,502	3,650,000	3,650,000
LaSalle Bank N.A.	6.81%	6.81%	12/2005	45,305	7,833,000	7,833,000
LaSalle Bank N.A. (h)	4.86%	4.86%	12/2006	80,239	19,461,000	21,061,000
LaSalle Bank N.A. (f)	2.92%	3.18%	12/2006	112,245	45,260,175	45,410,175
LaSalle Bank N.A. (f)	2.92%	3.27%	12/2007	74,270	29,947,500	31,397,500
LaSalle Bank N.A. (i)	1.63%	1.98%	12/2014	9,788	6,200,000	6,200,000
Lehman Brothers Holding, Inc.	6.36%	6.36%	10/2008	299,025	54,600,000	54,600,000
Midland Loan Serv. (d)	7.86%	7.86%	01/2008	37,649	4,876,848	4,952,560
Principal Life Insurance	5.96%	5.96%	12/2008	54,633	11,000,000	11,000,000
Principal Life Insurance	5.25%	5.25%	10/2009	32,375	7,400,000	7,400,000

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

Mortgagee	Interest Rate at December 31, 2003	Interest Rate at December 31, 2002	Maturity Date	Current Monthly Payment	Balance at December 31, 2003	Balance at December 31, 2002

Principal Life Insurance	8.27%	8.27%	09/2010	40,316	5,850,000	5,850,000
Principal Life Insurance	5.57%	5.57%	10/2012	47,345	10,200,000	10,200,000
Woodmen of the World	6.75%	6.75%	06/2008	26,016	4,625,000	4,625,000

Mortgages Payable					$623,156,713	582,282,367

(a)

In conjunction with the potential sale of Dominick's in Highland Park, the Company has classified this amount as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet as of December 31, 2003.

(b)

Approximately $114,000,000 of the Company's mortgages payable mature during 2004.  The Company intends to replace these loans with new debt for terms of five years or longer at the market interest rate at the time the existing debt matures.

(c)

The Company received a subsidy at closing totaling approximately $390,000 from the seller to be used over a period of five years, which together with interest earnings on the initial deposit, will provide a sum that will be drawn down on a monthly basis by the Company to reduce the effective interest rate paid on the loan to 7% per annum.  As of December 31, 2003, the funds from the subsidy have been fully used.

(d)	These loans require payments of principal and interest monthly; all other loans listed are interest only.

(e)

Approximately $570,000 of this loan is secured by Walgreens, located in Woodstock, Illinois.  At December 31, 2003, the Company has classified this property as held for sale.  Upon sale of this property, the Company will substitute an alternate property as collateral for this loan.

(f)	Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

(g)	On April 3, 2003, the Company exercised its option to convert approximately $10,000,000 of variable rate debt to a fixed rate at conversion date.

(h)

In conjunction with the sale of the store leased to Zany Brainy on January 20, 2004, the Company has classified $1,245,000, as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet as of December 31, 2003.

(i)

As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 issued by the Village of Skokie, Illinois.  The interest rate on these bonds floats and is reset weekly by a re-marketing agent.  The rate at December 31, 2003 was 1.63%.  The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding, paid annually.  In addition, the Company is required to pay a re-marketing fee of .125% per annum of the principal amount outstanding, paid quarterly and a trustee fee of $500 also paid quarterly.

As of December 31, 2003, the required future principal payments on the Company's mortgages payable over the next five years are as follows:

2004	$115,061,732
2005	100,704,600
2006	100,287,645
2007	65,479,861
2008	104,823,312
Thereafter	136,799,563

Total	$623,156,713

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

(10)  Line of Credit

On June 28, 2002, the Company entered into a $100,000,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years.  The funds from this line of credit will be used to purchase additional investment properties.  The Company is required to pay interest only on draws under the line at the rate equal to LIBOR plus 375 basis points.  The Company is also required to pay, on a quarterly basis, an amount less than 1%, per annum, on the average daily funds remaining under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2003, the Company was in compliance with such covenants.  In connection with obtaining this line of credit, the Company paid fees in an amount totaling approximately $1,500,000 (which includes a one and one-half percent commitment fee).

On May 2, 2003, the Company amended its line of credit agreement with KeyBank N.A.  This amendment reduces the interest rate charged on the outstanding balance by 1.25% and extends the maturity to May 2, 2006.  In addition, the aggregate commitment of the Company's line was increased by $50,000,000, to a total of $150,000,000.  In conjunction with this amendment, the Company paid approximately $750,000 in fees and costs.  The outstanding balance on the line of credit was $135,000,000 as of December 31, 2003 with an average interest rate of 3.688% per annum.

(11)  Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of December 31, 2003, 2002 and 2001, options to purchase 31,500, 27,500 and 23,500 shares of common stock, respectively, at exercise prices ranging from $9.05 to $10.45 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

As of December 31, 2003, 5,454 shares of common stock issued pursuant to employment agreements were outstanding, of which 1,090 have been vested.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.

On September 4, 2003, the Company entered into a Put Agreement with Inland Real Estate Investment Corporation, Partnership Ownership Corporation (a wholly owned subsidiary of Inland Real Estate Investment Corporation) and Fleet National Bank.  Inland Real Estate Investment Corporation and Partnership Ownership Corporation, both affiliates of The Inland Group, Inc., collectively own 6,166,358 shares of the Company's common stock.  These shares are included in the computation of basic and diluted EPS and will not effect this computation unless a default by Inland Real Estate Investment Corporation occurs.

The basic weighted average number of common shares outstanding were 65,063,679, 63,978,625 and 63,108,080 for the years ended December 31, 2003, 2002 and 2001, respectively.  The diluted weighted average number of commons shares outstanding were 65,068,043, 63,984,079 and 63,108,080 for the years ended December 31, 2003, 2002 and 2001, respectively.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

(12)  Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers.  These agreements became effective January 1, 2002.

As of December 31, 2003, an aggregate of 5,454.45 shares of the Company's common stock, issued at a value of $11.00 per share, comprising an aggregate value of $60,000, were issued pursuant to these agreements.  For purposes of determining the fair value, the Company has used the offering price of $11.00 per share, which is the last price at which shares were issued in a public offering, excluding shares issued through the Company's DRP.  Under each of the employment agreements, each officer vests an equal portion of shares over a five-year vesting period beginning January 1, 2003.  Compensation cost of $12,000 was recorded in connection with the issuance of the shares for the year ended December 31, 2003.

The officers may also receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company beginning January 1, 2003.  No additional shares were issued for the year ended December 31, 2003.

(13)  Segment Reporting

The Company owns and acquires Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois as well as, single-user properties located throughout the United States.   The Company currently owns investment properties within the States of Florida, Illinois, Indiana, Michigan, Minnesota, Missouri, Ohio, Tennessee and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

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

The property net operating income is summarized in the following table for the years ended December 31, 2003, 2002 and 2001, along with reconciliation to income from operations.  Net investment properties and total assets are also presented as of December 31, 2003, 2002 and 2001:

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

	2003	2002	2001

Total rental and additional rental income	$172,694,935	148,785,811	142,847,740
Total property operating expenses	(52,686,360)	(44,674,701)	(43,218,920)

Property net operating income	120,008,575	104,111,110	99,628,820

Other income:
Lease termination income	369,819	657,648	2,481,404
Interest income	382,228	1,326,998	2,795,627
Dividend income	1,067,282	1,258,965	1,424,596
Other income	797,928	507,281	424,404

Other expenses:
Professional services	(453,889)	(452,365)	(633,590)
General and administrative	(5,206,385)	(4,382,086)	(3,892,969)
Bad debt expense	(1,756,632)	(1,999,736)	(1,425,863)
Interest expense	(40,002,933)	(35,150,408)	(34,864,838)
Depreciation and amortization	(35,257,596)	(28,574,051)	(26,150,954)
Acquisition cost expense	(28,551)	(38,355)	(44,458)

Income from operations	$39,919,846	37,265,001	39,742,179

Net investment properties, including properties held for sale	$1,132,888,818	1,093,445,301	915,402,574

Non-segment assets	$147,766,792	96,585,710	104,960,562

Total assets	$1,280,655,610	1,190,031,011	1,020,363,136

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

Three of the Company's investment properties are located in tax increment financing districts.  The Company has agreed to fund any shortfalls in the Tax Increment generated in these districts.  At December 31, 2003, the Company does not believe any monies will be due.

(15)  Subsequent Events

On January 17, 2004, the Company paid a distribution of $5,236,634 to stockholders of record as of December 1, 2003.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Notes to Consolidated Financial Statements

(continued)

On January 20, 2004, the Company sold, through a qualified tax deferred agent, one of its investment properties, Zany Brainy, located in Wheaton, Illinois to a third party for $3,150,000.

On February 5, 2004, the Company purchased a property from an unaffiliated third party for $13,200,000.  The purchase price was partially funded using approximately $5,300,000, which had previously been deposited with a qualified tax deferred exchange agent as a result of the sale of Eagle Country Market, Eagle Ridge Center and Summit of Park Ridge.  The balance of the purchase price was funded using cash and cash equivalents.  The property is located in Hastings, Minnesota and contains 97,535 square feet of leasable space.  Its major tenant is Cub Foods.

On February 24, 2004, the Company announced that its board of directors has authorized the Company to seek a listing of its shares of common stock on the New York Stock Exchange.  The Company expects that if its board ultimately approves filing the application, it will take several months to complete the process including determining whether the exchange will approve the listing.

(16)  Quarterly Operating Results (unaudited)

The following represents results of operations for the quarters during the years 2003 and 2002:

			2003

	December 31	September 30	June 30	March 31

Total income	$43,368,727	42,873,751	44,014,104	45,055,610
Income before discontinued operations	9,531,415	10,393,041	9,845,139	9,735,404
Net income	10,976,476	10,931,040	10,084,194	9,874,542
Income before discontinued operations per commons share, basic and diluted	.15	.16	.15	.15
Net income per common share, basic and diluted	.17	.17	.15	.15

	2002

	December 31	September 30	June 30	March 31

Total income	40,477,666	37,733,237	36,851,329	37,474,471
Income before discontinued operations and extraordinary items	8,815,576	9,259,125	8,826,158	9,570,643
Net income	9,527,853	9,791,804	9,745,986	10,210,701
Income before discontinued operations and extraordinary items per commons share, basic and diluted	.14	.14	.14	.15
Net income per common share, basic and diluted	.15	.15	.15	.16

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2003

                                                                                                 Initial Cost                                                                                         Gross amount at which carried
                                                                                                       (A)                                                                                                          at end of period(B)

	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and Improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq
Single-user Retail

Ameritech Joliet, IL	$522,375	170,000	883,293	2,544	170,000	885,837	1,055,837	197,656	1995	05/97
Bakers Shoes Chicago, IL	-	645,284	342,993	25,447	645,284	368,440	1,013,724	63,037	1891	09/98
Bally's Total Fitness St. Paul, MN	3,145,300	1,298,052	4,612,336	-	1,298,052	4,612,336	5,910,388	788,747	1988	09/99
Carmax Schaumburg, IL	7,260,000	7,142,020	13,461,169	-	7,142,020	13,461,169	20,603,189	2,280,908	1998	12/98
Carmax Tinley Park, IL	9,450,000	6,788,880	12,116,751	-	6,788,880	12,116,751	18,905,631	2,053,110	1998	12/98
Circuit City Traverse City, MI	1,603,000	1,123,170	1,778,861	-	1,123,170	1,778,861	2,902,031	301,275	1998	01/99
Cub Foods Buffalo Grove, IL	3,650,000	1,425,840	5,928,515	-	1,425,840	5,928,515	7,354,355	1,010,499	1999	06/99
Cub Foods Indianapolis, IN	2,867,000	2,182,557	3,560,502	-	2,182,557	3,560,502	5,743,059	747,480	1991	03/99
Cub Foods Plymouth, MN	2,732,000	1,551,104	3,916,470	-	1,551,104	3,916,470	5,467,574	697,848	1991	03/99
Cub Foods Hutchinson, MN	-	874,725	4,513,702	7,500	874,725	4,521,202	5,395,927	154,745	1999	01/03
Disney Celebration, FL	13,600,000	2,174,968	25,106,500	-	2,174,968	25,106,500	27,281,468	1,185,576	1995	07/02
Dominick's Countryside, IL	1,150,000	1,375,000	925,106	-	1,375,000	925,106	2,300,106	221,375	1975	12/97
Dominick's Glendale Heights, IL	4,100,000	1,265,000	6,942,997	9,194	1,265,000	6,952,191	8,217,191	1,550,475	1997	09/97
Dominick's Hammond, IN	4,100,000	825,225	8,025,601	-	825,225	8,025,601	8,850,826	1,348,815	1999	05/99
Dominick's Highland Park, IL	6,400,000	3,200,000	9,597,963	2,200	3,200,000	9,600,163	12,800,163	2,314,402	1996	06/97

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2003

                                                                                                 Initial Cost                                                                                         Gross amount at which carried
                                                                                                       (A)                                                                                                          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and Improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Dominick's Schaumburg, IL	$5,345,500	2,294,437	8,392,661	2,679	2,294,437	8,395,340	10,689,777	1,842,303	1996	05/97
Dominick's West Chicago, IL	-	1,980,130	4,325,331	293,830	1,980,130	4,619,161	6,599,291	977,249	1990	01/98
Eckerd Drug Store Chattanooga, TN	-	1,022,835	1,344,246	1,556	1,022,835	1,345,802	2,368,637	84,754	1999	05/02
Hollywood Video Hammond, IN	740,000	405,213	948,925	-	405,213	948,925	1,354,138	160,764	1998	12/98
Michael's Coon Rapids, MN	-	876,704	1,931,603	-	876,704	1,931,603	2,808,307	96,571	2001	07/02
Party City Oakbrook Terrace, IL	987,500	750,000	1,231,271	31,050	750,000	1,262,321	2,012,321	257,394	1985	11/97
Petsmart Gurnee, IL	-	915,002	2,388,655	-	915,002	2,388,655	3,303,657	212,325	1997	04/01
Riverdale Commons Outlot Coon Rapids, MN	-	544,676	605,205	-	544,676	605,205	1,149,881	107,346	1999	03/00
Staples Freeport, IL	1,480,000	725,288	1,969,690	-	725,288	1,969,690	2,694,978	418,276	1998	04/98
United Audio Center Schaumburg, IL	1,240,000	1,215,143	1,272,717	-	1,215,143	1,272,717	2,487,860	212,726	1998	09/99
Walgreens Decatur, IL	632,064	78,330	1,130,723	-	78,330	1,130,723	1,209,053	336,076	1988	01/95
Walgreens Jennings, MO	-	666,400	2,040,087	5,680	666,400	2,045,767	2,712,167	79,526	1996	10/02
Walgreens Woodstock, IL	569,610	395,080	774,906	-	395,080	774,906	1,169,986	155,603	1973	06/98
Zany Brainy Wheaton, IL	1,245,000	838,000	1,626,033	664	838,000	1,626,697	2,464,697	365,472	1995	07/96

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2003

                                                                                                 Initial Cost                                                                                         Gross amount at which carried
                                                                                                       (A)                                                                                                          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Aurora Commons Aurora, IL	$8,000,000	3,220,000	8,318,861	590,837	3,220,000	8,909,698	12,129,698	2,309,609	1988	01/97
Baytowne Square Champaign, IL	7,027,000	3,820,545	8,853,078	(19,021)	3,820,545	8,834,057	12,654,602	1,662,593	1993	02/99
Berwyn Plaza Berwyn, IL	708,638	769,073	1,078,379	16,817	769,073	1,095,196	1,864,269	207,494	1983	05/98
Bohl Farm Marketplace Crystal Lake, IL	7,833,000	5,800,157	9,888,134	660	5,800,157	9,888,794	15,688,951	1,079,289	2000	12/00
Brunswick Market Center Brunswick, OH	7,130,000	1,551,712	11,906,711	246,547	1,551,712	12,152,904	13,704,616	435,741	97/98	12/02
Burnsville Crossing Burnsville, MN	2,858,100	2,061,340	4,667,414	213,498	2,061,340	4,880,912	6,942,252	922,180	1989	09/99
Byerly's Burnsville Burnsville, MN	2,915,900	1,706,797	4,144,841	1,953,134	1,706,797	6,097,975	7,804,772	959,635	1988	09/99
Calumet Square Calumet City, IL	1,032,920	428,082	1,540,046	(2,968)	428,082	1,537,078	1,965,160	301,368	67/94	06/97
Caton Crossing Plainfield, IL	7,425,000	2,412,450	8,752,206	7,216	2,412,450	8,759,422	11,171,872	166,838	1998	06/03
Cliff Lake Center Eagan, MN	4,876,848	2,517,253	3,056,771	758,201	2,517,253	3,814,972	6,332,225	955,594	1988	09/99
Cobblers Crossing Elgin, IL	5,476,500	3,226,089	7,763,940	256,892	3,226,089	8,020,832	11,246,921	1,925,615	1993	05/97
Crestwood Plaza Crestwood, IL	904,380	325,577	1,483,183	244,212	325,577	1,727,395	2,052,972	422,259	1992	12/96
Deer Trace Kohler, WI	7,400,000	1,622,124	11,659,118	-	1,622,124	11,659,118	13,281,242	582,890	2000	07/02
Downers Grove Market Downers Grove, IL	10,600,000	6,224,467	11,616,661	(9,297)	6,224,467	11,607,364	17,831,831	2,515,350	1998	03/98

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2003

                                                                                                 Initial Cost                                                                                         Gross amount at which carried
                                                                                                       (A)                                                                                                          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Eagle Crest Naperville, IL	$2,350,000	1,878,618	2,938,352	311,268	1,878,618	3,249,620	5,128,238	980,625	1991	03/95
Eastgate Shopping Center Lombard, IL	3,345,000	4,252,440	2,577,933	2,405,030	4,252,440	4,982,963	9,235,403	1,082,321	1959	07/98
Edinburgh Festival Brooklyn Park, MN	4,625,000	2,472,746	6,372,809	66,125	2,472,746	6,438,934	8,911,680	1,214,858	1997	10/98
Elmhurst City Center Elmhurst, IL	2,513,765	2,050,217	3,011,298	569,317	2,050,217	3,580,615	5,630,832	681,832	1994	02/98
Fashion Square Skokie, IL	6,200,000	2,393,534	6,901,769	296,776	2,393,534	7,198,545	9,592,079	1,479,071	1984	12/97
Forest Lake Marketplace Forest Lake, MN	6,589,000	1,737,100	10,118,788	(40,842)	1,737,100	10,077,946	11,815,046	473,574	2001	09/02
Four Flaggs Annex Niles, IL	-	1,121,958	2,166,728	6,426	1,121,958	2,173,154	3,295,112	85,733	1973	11/02
Gateway Square Hinsdale, IL	3,470,000	3,045,966	3,899,226	556,632	3,045,966	4,455,858	7,501,824	779,460	1985	03/99
Goodyear Montgomery, IL	630,000	315,000	834,659	24,947	315,000	859,606	1,174,606	229,234	1991	09/95
Grand and Hunt Club Gurnee, IL	1,796,000	969,840	2,622,575	58,724	969,840	2,681,299	3,651,139	608,333	1996	12/96
Hartford Plaza Naperville, IL	2,310,000	990,000	3,427,961	242,620	990,000	3,670,581	4,660,581	1,077,740	1995	09/95
Hawthorn Village Vernon Hills, IL	4,280,000	2,634,545	5,887,640	507,575	2,634,545	6,395,215	9,029,760	1,591,776	1979	08/96
Hickory Creek Marketplace Frankfort, IL	3,108,300	1,796,717	4,435,125	2,633,503	1,796,717	7,068,628	8,865,345	1,057,883	1999	08/99
High Point Center Madison, WI	5,360,988	1,449,560	8,817,508	444,863	1,449,560	9,262,371	10,711,931	1,866,477	1984	04/98

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2003

                                                                                                 Initial Cost                                                                                         Gross amount at which carried
                                                                                                       (A)                                                                                                          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Homewood Plaza Homewood, IL	$1,013,201	534,599	1,398,042	8,360	534,599	1,406,402	1,941,001	304,506	1993	02/98
Iroquois Center Naperville, IL	5,950,000	3,668,347	8,276,041	1,008,414	3,668,347	9,284,455	12,952,802	1,968,657	1983	12/97
Joliet Commons Ph II Joliet, IL	2,400,000	810,798	3,998,532	-	810,798	3,998,532	4,809,330	564,031	1999	02/00
Mallard Crossing Elk Grove Village, IL	4,050,000	1,795,766	6,331,943	194,677	1,795,766	6,526,620	8,322,386	1,527,893	1993	05/97
Mankato Heights Mankato, MN	8,910,000	2,332,395	12,769,839	(11,835)	2,332,395	12,758,004	15,090,399	407,851	2002	04/03
Maple Grove Retail Maple Grove, MN	3,958,000	2,084,927	5,758,017	1,373,492	2,084,927	7,131,509	9,216,436	1,234,046	1998	09/99
Maple Plaza Downers Grove, IL	1,582,500	1,364,202	1,822,493	200,020	1,364,202	2,022,513	3,386,715	509,209	1988	01/98
Marketplace at Six Corners Chicago, IL	11,800,000	9,007,150	10,014,533	11,782	9,007,150	10,026,315	19,033,465	1,714,232	1997	11/98
Medina Marketplace Medina, OH	5,250,000	2,769,490	6,741,034	4,792	2,769,490	6,745,826	9,515,316	243,586	56/99	12/02
Mundelein Plaza Mundelein, IL	2,810,000	1,695,000	3,965,561	36,348	1,695,000	4,001,909	5,696,909	1,035,019	1990	03/96
Nantucket Square Schaumburg, IL	2,200,000	1,908,000	2,349,918	2,431	1,908,000	2,352,349	4,260,349	637,257	1980	09/95
Naper West Ph II Naperville, IL	-	1,116,000	1,999,644	1,298,579	1,116,000	3,298,223	4,414,223	131,354	1985	10/02
Niles Shopping Center Niles, IL	1,617,500	850,000	2,466,389	43,044	850,000	2,509,433	3,359,433	560,964	1982	04/97
Oak Forest Commons Oak Forest, IL	6,617,871	2,795,519	9,033,988	607,327	2,795,519	9,641,315	12,436,834	1,971,839	1998	03/98
Oak Forest Commons Ph III Oak Forest, IL	552,700	204,881	906,609	47,174	204,881	953,783	1,158,664	167,752	1999	06/99

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2003

                                                                                                 Initial Cost                                                                                         Gross amount at which carried
                                                                                                       (A)                                                                                                          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Oak Lawn Town Center Oak Lawn, IL	$1,200,000	1,384,049	1,034,346	-	1,384,049	1,034,346	2,418,395	158,402	1999	06/99
Orland Greens Orland Park, IL	2,132,000	1,246,440	3,877,755	547,650	1,246,440	4,425,405	5,671,845	796,635	1984	09/98
Orland Park Retail Orland Park, IL	625,000	460,867	795,939	(22,566)	460,867	773,373	1,234,240	172,547	1997	02/98
Park Place Plaza St. Louis Park, MN	6,407,000	4,255,856	8,575,148	-	4,255,856	8,575,148	12,831,004	1,451,207	1997	09/99
Park Square Brooklyn Park, MN	5,850,000	4,482,766	5,390,434	159,853	4,482,766	5,550,287	10,033,053	256,948	86/88	08/02
Park St. Claire Schaumburg, IL	762,500	319,578	986,920	226,674	319,578	1,213,594	1,533,172	450,863	1994	12/96
Plymouth Collection Plymouth, MN	3,441,000	1,459,045	5,174,725	22,754	1,459,045	5,197,479	6,656,524	973,620	1999	01/99
Prairie Square Sun Prairie, WI	1,550,000	739,575	2,381,050	93,417	739,575	2,474,467	3,214,042	560,976	1995	03/98
Prospect Heights Prospect Heights, IL	1,095,000	494,300	1,683,005	415,971	494,300	2,098,976	2,593,276	492,098	1985	06/96
Quarry Outlot Hodgkins, IL	900,000	522,000	1,278,431	8,872	522,000	1,287,303	1,809,303	300,324	1996	12/96
Regency Point Lockport, IL	-	1,000,000	4,720,800	68,696	1,000,000	4,789,496	5,789,496	1,222,390	1993	04/96
Riverplace Center Noblesville, IN	3,323,000	1,591,682	4,497,515	-	1,591,682	4,497,515	6,089,197	808,903	1992	11/98
River Square Shopping Ctr Naperville, IL	3,050,000	2,853,226	3,129,477	809,084	2,853,226	3,938,561	6,791,787	929,594	1988	06/97
Rochester Marketplace Rochester, MN	5,885,000	2,042,810	7,327,810	(6,825)	2,042,810	7,320,985	9,363,795	94,337	2001 / 2003	09/03
Rose Plaza Elmwood Park, IL	2,008,000	1,530,149	2,665,910	(24,750)	1,530,149	2,641,160	4,171,309	559,675	1997	11/98

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2003

                                                                                                 Initial Cost                                                                                         Gross amount at which carried
                                                                                                       (A)                                                                                                          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Rose Plaza East Naperville, IL	$1,085,700	825,132	1,380,144	-	825,132	1,380,144	2,205,276	219,495	1999	01/00
Rose Plaza West Naperville, IL	1,382,000	989,499	1,790,417	-	989,499	1,790,417	2,779,916	295,112	1997	09/99
Salem Square Countryside, IL	3,130,000	1,735,000	4,449,217	836,944	1,735,000	5,286,161	7,021,161	1,223,755	1973	08/96
Schaumburg Plaza Schaumburg, IL	3,908,081	2,469,921	4,565,548	161,306	2,469,921	4,726,854	7,196,775	943,017	1994	06/98
Schaumburg Promenade Schaumburg, IL	9,650,000	6,562,000	12,763,506	145,229	6,562,000	12,908,735	19,470,735	1,883,662	1999	12/99
Sears Montgomery, IL	1,645,000	768,000	2,654,681	122,103	768,000	2,776,784	3,544,784	683,470	1990	06/96
Sequoia Shopping Center Milwaukee, WI	1,505,000	1,216,914	1,805,784	90,182	1,216,914	1,895,966	3,112,880	465,060	1988	06/97
Shakopee Valley Shakopee, MN	7,500,000	2,964,374	11,735,680	12,321	2,964,374	11,748,001	14,712,375	424,178	00/01	12/02
Shingle Creek Brooklyn Center, MN	1,735,000	1,228,197	2,261,560	588,657	1,228,197	2,850,217	4,078,414	595,996	1986	09/99
Shoppes of Mill Creek Palos Park, IL	5,660,000	3,305,949	8,118,580	551,739	3,305,949	8,670,319	11,976,268	1,826,183	1989	03/98
Shops at Coopers Grove Country Club Hills, IL	2,900,000	1,398,322	4,417,565	87,678	1,398,322	4,505,243	5,903,565	933,519	1991	01/98
Six Corners Chicago, IL	3,100,000	1,440,000	4,532,977	571,738	1,440,000	5,104,715	6,544,715	1,215,236	1966	10/96
Spring Hill Fashion Center West Dundee, IL	4,690,000	1,794,000	7,415,396	357,783	1,794,000	7,773,179	9,567,179	1,857,198	1985	11/96
St. James Crossing Westmont, IL	3,847,599	2,610,600	4,938,351	278,899	2,610,600	5,217,250	7,827,850	1,160,228	1990	03/98
Stuart's Crossing St. Charles, IL	6,050,000	4,234,079	9,421,791	(293,376)	4,234,079	9,128,415	13,362,494	1,575,689	1999	08/98

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2003

                                                                                                 Initial Cost                                                                                         Gross amount at which carried
                                                                                                       (A)                                                                                                          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Terramere Plaza Arlington Heights, IL	$ 2,202,500	1,435,000	2,981,314	379,622	1,435,000	3,360,936	4,795,936	664,558	1980	12/97
Townes Crossing Oswego, IL	6,000,000	2,908,014	9,134,918	318,833	2,908,014	9,453,751	12,361,765	454,172	1988	08/02
Two Rivers Plaza Bolingbrook, IL	3,658,000	1,820,453	4,993,133	6,050	1,820,453	4,999,183	6,819,636	1,052,782	1994	10/98
University Crossing Mishawaka, IN		4,392,000	10,520,950	20,099	4,392,000	10,541,049	14,933,049	59,059	2003	10/03
V. Richard's Plaza Brookfield, WI	6,643,000	4,797,940	8,758,688	751,922	4,797,940	9,510,610	14,308,550	1,625,689	1985	02/99
Wauconda Shopping Center Wauconda, IL	1,333,834	454,500	2,067,622	142,766	454,500	2,210,388	2,664,888	435,114	1988	05/98
West River Crossing Joliet, IL	2,806,700	2,316,806	3,320,482	(91,146)	2,316,806	3,229,336	5,546,142	557,798	1999	08/99
Western & Howard Chicago, IL	992,681	439,990	1,523,460	46,660	439,990	1,570,120	2,010,110	300,988	1985	04/98
Wilson Plaza Batavia, IL	650,000	310,000	999,366	23,960	310,000	1,023,326	1,333,326	233,804	1986	12/97
Winnetka Commons New Hope, MN	2,233,744	1,596,600	2,858,630	91,361	1,596,600	2,949,991	4,546,591	665,565	1990	07/98
Wisner/Milwaukee Plaza Chicago, IL	974,725	528,576	1,383,292	-	528,576	1,383,292	1,911,868	284,252	1994	02/98
Woodland Heights Streamwood, IL	3,940,009	2,976,000	6,898,100	87,391	2,976,000	7,035,271	10,011,271	1,356,506	1956	06/98

Community Centers

Bergen Plaza Oakdale, MN	9,141,896	5,346,781	11,700,498	582,774	5,346,781	12,283,272	17,630,053	2,632,304	1978	04/98
Chatham Ridge Chicago, IL	9,737,620	4,089,800	15,455,577	1,194,339	4,089,800	16,649,916	20,739,716	2,299,802	1999	02/00

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2003

                                                                                                 Initial Cost                                                                                         Gross amount at which carried
                                                                                                       (A)                                                                                                          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Chestnut Court Darien, IL	$ 8,618,623	5,719,982	10,350,084	425,289	5,719,982	10,775,373	16,495,355	2,305,553	1987	03/98
Fairview Heights Plaza Fairview Heights, IL	5,637,000	2,350,493	8,914,458	2,580,725	2,350,493	11,495,183	13,845,676	1,969,158	1991	08/98
Four Flaggs Niles, IL	12,395,938	7,101,521	14,196,178	2,645,295	7,101,521	16,841,473	23,942,994	631,920	73/98	11/02
Joliet Commons Joliet, IL	13,853,287	4,088,806	15,684,488	439,007	4,088,806	16,123,495	20,212,301	3,382,058	1995	10/98
Lake Park Plaza Michigan City, IN	6,489,618	3,252,861	9,208,072	893,013	3,252,861	10,101,085	13,353,946	2,061,312	1990	02/98
Lansing Square Lansing, IL	8,000,000	4,075,000	12,179,383	1,602,025	4,075,000	13,781,408	17,856,408	3,131,428	1991	12/96
Maple Park Place Bolingbrook, IL	7,650,000	3,665,909	11,669,428	2,702,207	3,665,909	14,371,635	18,037,544	3,365,246	1992	01/97
Naper West Naperville, IL	7,695,199	5,335,000	9,611,971	6,711	5,335,000	9,618,682	14,953,682	2,190,647	1985	12/97
Park Center Plaza Tinley Park, IL	7,337,000	5,513,730	9,633,491	(615,080)	5,513,730	9,018,411	14,532,141	1,827,833	1988	12/98
Pine Tree Plaza Janesville, WI	9,890,000	2,889,136	15,644,108	(258,956)	2,889,136	15,385,152	18,274,288	2,488,958	1998	10/99
Quarry Retail Minneapolis, MN	15,670,000	7,761,542	23,603,421	74,832	7,761,542	23,678,253	31,439,795	3,959,349	1997	09/99
Randall Square Geneva, IL	13,530,000	7,843,105	19,745,173	504,048	7,843,105	20,249,221	28,092,326	3,420,567	1999	05/99
Riverdale Commons Coon Rapids, MN	9,752,000	4,324,439	15,131,353	11,687	4,324,439	15,143,040	19,467,479	2,546,865	1998	09/99
Rivertree Court Vernon Hills, IL	17,547,999	8,651,875	22,963,475	1,424,455	8,651,875	24,387,930	33,039,805	5,542,944	1988	07/97
Shops at Orchard Place Skokie, IL	22,500,000	16,301,211	26,450,766	(128,745)	16,301,211	26,322,022	42,623,233	913,790	2000	12/02

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2003

                                                                                                 Initial Cost                                                                                         Gross amount at which carried
                                                                                                       (A)                                                                                                          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Springboro Plaza Springboro, OH	$ 5,161,000	1,079,108	8,240,455	48,337	1,079,108	8,288,792	9,367,900	1,470,312	1992	11/98
Thatcher Woods River Grove, IL	10,200,000	5,754,840	11,261,354	5,580	5,754,840	11,266,934	17,021,774	673,273	69/99	04/02
Village Ten Coon Rapids, MN	8,500,000	4,489,511	10,614,598	-	4,489,511	10,614,598	15,104,109	123,809	2002	08/03
Woodfield Commons E/W Schaumburg, IL	13,500,000	8,556,243	18,336,997	1,354,859	8,556,243	19,691,856	28,248,099	3,987,775	73/75 1997	10/98
Woodfield Plaza Schaumburg, IL	9,600,000	4,612,277	15,160,000	(239,391)	4,612,277	14,920,609	19,532,886	3,143,310	1992	01/98
Woodland Commons Buffalo Grove, IL	11,000,000	5,337,727	15,410,472	1,225,379	5,337,727	16,635,851	21,973,578	2,874,373	1991	02/99

Total	$623,156,713	350,521,150	788,932,567	41,565,697	350,521,150	932,307,335	1,282,828,485	150,019,091

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2003, 2002 and 2001

Notes:

(A)    The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)    The aggregate cost of real estate owned at December 31, 2003 and 2002 for federal income tax purposes was approximately $1,177,848,000 and $1,098,952,000, (unaudited,) respectively.

Adjustments to basis include additions to investment properties net of payments received under master lease agreements.  The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2003, the Company had five investment properties, Forest Lake Marketplace, located in Forest Lake, Minnesota, Shops at Orchard Place, located in Skokie, Illinois, Mankato Heights, located in Mankato, Minnesota, Rochester Marketplace, located in Rochester, Minnesota and University Crossing, located in Mishawaka, Indiana subject to master lease agreements.

Not included in the building and improvements and accumulated depreciation totals are expenses paid by the Company for improvements to spaces leased for its corporate offices.  As of December 31, 2003, these amounts are $237,187 and $157,763, respectively.

Reconciliation of real estate owned:

	2003	2002	2001

Balance at beginning of year	$1,211,384,534	1,005,493,444	992,386,070
Purchases of investment properties	71,046,346	206,181,297	3,303,657
Additions to investment properties, including amounts payable	14,270,480	7,413,035	12,210,701
Sale of investment properties	(13,256,162)	(7,602,867)	(2,058,483)
Donation of land	-	-	(2,575)
Payments received under master leases	(379,526)	(100,375)	(345,926)

Balance at end of year	$1,283,065,672	1,211,384,534	1,005,493,444

Reconciliation of accumulated depreciation:

	2003	2002	2001

Balance at beginning of year	$117,939,233	90,090,870	63,414,018
Depreciation expense	33,944,726	28,821,859	26,629,599
Depreciation expense on discontinued operations	-	-	208,698
Accumulated depreciation on sale of investment property	(1,707,105)	(973,496)	(161,445)

Balance at end of year	$150,176,854	117,939,233	90,090,870

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 2003.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, within 90 days prior to the filing of the annual report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and includes controls and procedures designed to ensure that information required to be disclosed by the Company in these reports is accumulated and communicated to the Company's management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding the required disclosure.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2004.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2004.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2004.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2004.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2004.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     Financial Statements and Financial Statement Schedule:

          See "Index to Consolidated Financial Statements and Supplementary Data" on page XX of this Form 10-K.

(b)     Reports on Form 8-K:

          None

(c)     Exhibits:

          The following exhibits are filed as part of this document or incorporated herein by reference:

          Item No.       Description

                3.1           Third Articles of Amendment and Restatement of the Registrant dated July 1, 2000 (1)

                3.2           Amended and Restated Bylaws of the Registrant (1)

                4.1           Specimen Stock Certificate (2)

10.1         Credit Agreement dated as of June 28, 2002 among Inland Real Estate Corporation, as Borrower and KeyBank National Association as administrative agent and co-lead arranger and Fleet National Bank as syndication agent and co-lead arranger and the several lenders from time to time parties hereto, as lenders (3)

10.2         Amended and Restated Credit Agreement dated as of May 2, 2003 among Inland Real Estate Corporation as Borrower and KeyBank National Association as administrative agent and lead arranger and the several lenders from time to time parties hereto, as lenders (8)

10.3         Put Agreement dated as of September 4, 2003 among Inland Real Estate Corporation, Inland Real Estate Investment Corporation, Partnership Ownership Corporation and Fleet National Bank (8)

                10.4         Amended and Restated Independent Director Stock Option Plan (4)

                10.5         Employment Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (5)

                10.6         Supplemental Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (5)

                10.7         Consulting Agreement between the Registrant and Robert D. Parks dated July 1, 2000 (1)

                10.8         Employment Agreement between the Registrant and D. Scott Carr dated January 1, 2002 (6)

10.9         Employment Agreement between the Registrant and William W. Anderson dated January 1, 2002 (6)

14.1         Code of Ethics (*)

21.1         Subsidiaries of the Registrant (*)

23.1         Consent of KPMG LLP dated March 11, 2004 (*)

31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1         Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2         Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Incorporated by reference to the Registrant's Current Report on Form 8-K (File number 000-28382) as filed by the Registrant on July 14, 2000.

Incorporated by reference to the Registrant's Registration Statement on Form S-11 as filed by the Registrant on January 30, 1998.

Incorporated by reference to the Registrant's Current Report on Form 10-Q as filed by the Registrant on August 14, 2002

Incorporated by reference to the Registrant's Registration Statement on Form S-11 (file number 333-6459) as filed by the Registrant on June 20, 1996.

Incorporated by reference to the Registrant's Current Report on Form 8-K (File number 000-28382) as filed by the Registrant on June 25, 2001.

Incorporated by reference to the Registrant's Current Report on Form 10-Q as filed by the Registrant on May 15, 2003.

Incorporated by reference to the Registrant's Current Report on Form 10-Q as filed by the Registrant on August 7, 2003.

Incorporated by reference to the Registrant's Current Report on Form 10-Q as filed by the Registrant on November 6, 2003.

(*)        Filed as part of this document.

Reports on Form 8-K:

(1)   Report on Form 8-K dated and filed July 16, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          INLAND REAL ESTATE CORPORATION

/s/ ROBERT D. PARKS

By: Robert D. Parks
President, Chief Executive Officer
and Chairman of the Board
Date: March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ ROLAND W. BURRIS	/s/ G. JOSEPH COSENZA
By: Roland W. Burris	By: G. Joseph Cosenza
Director	Director
Date: March 11, 2004	Date: March 11, 2004

/s/ DANIEL L. GOODWIN	/s/ JOEL G. HERTER
By: Daniel L. Goodwin	By: Joel G. Herter
Director	Director
Date: March 11, 2004	Date: March 11, 2004

/s/ HEIDI N. LAWTON	/s/ ROBERT D. PARKS
By: Heidi N. Lawton	By: Robert D. Parks
Director	President, Chief Executive Officer
and Chairman of the Board
Date: March 11, 2004	Date: March 11, 2004

/s/ JOEL D. SIMMONS	/s/ MARK E. ZALATORIS
By: Joel D. Simmons	By: Mark E. Zalatoris
Director	Senior Vice President, Chief
Financial Officer and Treasurer
Date: March 11, 2004	Date: March 11, 2004