Form 10-Q
period 2004-03-31
INLAND REAL ESTATE CORP
filed 2004-05-10
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

Or

❑   Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ❑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒ No ❑

As of May 7, 2004, there were 66,129,164 Shares of Common Stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Part I - Financial Statements

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

Assets

	March 31, 2004 (unaudited)	December 31, 2003

Investment properties:
Land	$349,689,424	346,088,070
Construction in progress	1,615,940	-
Building and improvements	931,072,688	920,542,755

	1,282,378,052	1,266,630,825
Less accumulated depreciation	154,111,920	147,341,377

Net investment properties	1,128,266,132	1,119,289,448

Cash and cash equivalents	36,831,836	58,388,077
Investment in securities (net of an unrealized gain of $1,538,615 and $1,501,765 at March 31, 2004 and December 31, 2003, respectively)	12,400,201	12,040,689
Assets held for sale (net of accumulated depreciation of $4,953,170 and $2,835,477 at March 31, 2004 and December 31, 2003, respectively)	26,926,021	14,443,761
Restricted cash	9,089,100	13,329,091
Accounts and rents receivable (net of provision for doubtful accounts of $3,727,024 and $2,966,275 at March 31, 2004 and December 31, 2003, respectively)	33,697,540	30,020,794
Investment in and advances to joint venture	-	8,392,406
Deposits and other assets	9,551,638	1,941,614
Acquired above market lease intangibles (net of accumulated amortization of $1,134,907 and $933,811 at March 31, 2004 and December 31, 2003, respectively)	5,588,980	5,772,521
Acquired in-place lease intangibles (net of accumulated amortization of $1,059,704 and $740,796 at March 31, 2004 and December 31, 2003, respectively)	12,440,241	10,414,375
Leasing fees (net of accumulated amortization of $1,541,345 and $1,368,464 at March 31, 2004 and December 31, 2003, respectively)	1,965,855	1,990,576
Loan fees (net of accumulated amortization of $5,553,393 and $5,096,350 at March 31, 2004 and December 31, 2003, respectively)	4,223,727	4,632,258

Total assets	$1,280,981,271	1,280,655,610

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

March 31, 2004 and December 31, 2003

Liabilities and Stockholders' Equity

	March 31, 2004 (unaudited)	December 31, 2003
Liabilities:
Accounts payable and accrued expenses	$1,992,157	1,994,427
Acquired below market lease intangibles (net of accumulated amortization of $1,811,359 and $1,459,136 at March 31, 2004 and December 31, 2003, respectively)	7,802,604	8,154,827
Accrued interest	1,922,451	1,809,480
Accrued real estate taxes	25,881,738	25,492,747
Distributions payable	5,417,604	5,406,012
Security and other deposits	2,493,566	2,485,207
Mortgages payable	608,683,093	615,511,713
Line of credit	135,000,000	135,000,000
Prepaid rents and unearned income	3,837,668	3,151,431
Liabilities associated with assets held for sale	13,687,403	7,741,868
Other liabilities	2,265,490	2,440,372

Total liabilities	808,983,774	809,188,084

Minority interest	20,714,779	20,973,496

Redeemable common stock relating to Put Agreement (3,932,584 Shares)	35,000,000	35,000,000

Stockholders' Equity:
Preferred stock, $.01 par value, 6,000,000 Shares authorized; none issued and outstanding at March 31, 2004 and December 31, 2003	-	-
Common stock, $.01 par value, 100,000,000 Shares authorized; 62,055,975 and 61,660,061 Shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	620,560	616,600
Additional paid-in capital (net of offering costs of $58,816,092 and redeemable common stock relating to Put Agreement of $35,000,000)	596,410,068	592,169,119
Deferred stock compensation	(36,000)	(48,000)
Accumulated distributions in excess of net income	(182,250,525)	(178,745,454)
Accumulated other comprehensive income	1,538,615	1,501,765

Total stockholders' equity	416,282,718	415,494,030

Commitments and contingencies

Total liabilities and stockholders' equity	$1,280,981,271	1,280,655,610

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Operations

For the three months ended March 31, 2004 and 2003
(unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003
Income:
Rental income	$33,461,451	30,280,090
Additional rental income	14,518,903	12,374,115
Lease termination income	-	369,819
Interest income	152,626	126,898
Dividend income	257,849	273,548
Other income	417,698	113,876

	48,808,527	43,538,346
Expenses:
Professional services	215,596	81,442
General and administrative expenses	1,461,502	1,091,856
Bad debt expense	1,053,172	686,784
Property operating expenses	15,267,464	14,187,349
Interest expense	10,636,377	9,617,209
Depreciation	8,949,508	7,991,161
Amortization	525,380	229,413
Acquisition cost expenses	35,561	16,383

	38,144,560	33,901,597

Income from operations	10,663,967	9,636,749
Minority interest	(216,358)	(180,304)
Loss from operations of unconsolidated ventures	-	(100,298)

Income before discontinued operations	10,447,609	9,356,147

Income from discontinued operations (including gain on sale of investment property of $873,073 for the three months ended March 31, 2004)	1,437,902	518,395

Net income	11,885,511	9,874,542

Other comprehensive income:
Unrealized gain (loss) on investment securities, net of amounts realized of $289,658 and $2,299, for the three months ended March 31, 2004 and 2003, respectively	36,850	(444,449)

Comprehensive income	$11,922,361	9,430,093

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Operations

For the three months ended March 31, 2004 and 2003
(unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003

Income before discontinued operations per common share, basic and diluted	$.16	.14

Income from discontinued operations per common share, basic and diluted	$.02	.01

Net income per common share, basic and diluted	$.18	.15

Weighted average common shares outstanding, basic	65,849,672	64,658,652

Weighted average common shares outstanding, diluted	65,852,946	64,664,106

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statement of Stockholders' Equity

For the three months ended March 31, 2004
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total

Balance January 1, 2004	61,660,061	$616,600	592,169,119	(48,000)	(178,745,454)	1,501,765	415,494,030

Net income	-	-	-	-	11,885,511	-	11,885,511

Other comprehensive income	-	-	-	-	-	36,850	36,850

Distributions declared ($.23 for the three months ended March 31, 2004 per basic and diluted weighted average common shares outstanding)	-	-	-	-	(15,390,582)	-	(15,390,582)

Proceeds from DRP	549,641	5,497	5,738,250	-	-	-	5,743,747

Stock compensation	-	-	-	12,000	-	-	12,000

Repurchase of shares	(153,727)	(1,537)	(1,497,301)	-	-	-	(1,498,838)

Balance March 31, 2004	62,055,975	$620,560	596,410,068	(36,000)	(182,250,525)	1,538,615	416,282,718

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the three months ended March 31, 2004 and 2003
(unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003

Cash flows from operating activities:
Net income	$11,885,511	9,874,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,949,508	7,991,161
Amortization	525,380	229,413
Non-cash charges associated with discontinued operations	27,098	355,369
Amortization of deferred stock compensation	12,000	12,000
Amortization on acquired above market lease intangibles	201,096	179,592
Amortization on acquired below market lease intangibles	(352,223)	(274,564)
Gain on sale of investment properties	(873,073)	-
Minority interest	216,358	180,304
Loss from operations of unconsolidated ventures	-	202,009
Rental income under master lease agreements	177,981	88,051
Straight line rental income	(667,479)	(510,199)
Provision for doubtful accounts	726,796	589,137
Interest on unamortized loan fees	478,508	413,289
Changes in assets and liabilities:
Restricted cash	295,495	1,938,565
Accounts and rents receivable	(4,227,352)	(2,427,449)
Deposits and other assets	(669,135)	(223,346)
Accounts payable and accrued expenses	171,199	(431,505)
Accrued interest payable	110,524	(14,854)
Accrued real estate taxes	(60,720)	5,208
Security and other deposits	7,870	31,266
Other liabilities	489	(2,884)
Prepaid rents and unearned income	339,454	998,000

Net cash provided by operating activities	$17,275,285	19,203,105

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the three months ended March 31, 2004 and 2003
(unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003
Cash flows from investing activities:
Restricted cash	$3,944,496	201,075
Escrows held for others	(175,371)	(192,729)
Deposits and other assets	(6,929,455)	-
Purchase of investment securities	(2,304,975)	-
Sale of investment securities	1,982,313	35,451
Additions to investment properties, net of amounts payable	(1,957,157)	(3,333,303)
Purchase of investment properties	(20,762,923)	(5,388,427)
Acquired above market lease intangibles	(17,555)	-
Acquired in place lease intangibles	(2,344,774)	(75,637)
Acquired below market lease intangibles	-	-
Proceeds from sale of investment property, net	2,972,298	-
Mortgage receivable	-	(364,643)
Leasing fees	(189,661)	(189,923)

Net cash used in investing activities	(25,782,764)	(9,308,136)

Cash flows from financing activities:
Proceeds from the DRP	5,743,747	5,394,904
Repurchase of shares	(1,498,838)	(1,770,737)
Loan fees	(97,986)	(15,840)
Distributions paid	(15,854,065)	(15,596,816)
Payoff of debt	(1,245,000)	-
Principal payments of debt	(96,620)	(92,481)

Net cash used in financing activities	(13,048,762)	(12,080,970)

Net increase (decrease) in cash and cash equivalents	(21,556,241)	(2,186,001)

Cash and cash equivalents at beginning of period	58,388,077	21,433,995

Cash and cash equivalents at end of period	$36,831,836	19,247,994

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the three months ended March 31, 2004 and 2003
(unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003

Supplemental schedule of noncash investing and financing activities:

Distributions payable	$5,417,604	5,172,554

Cash paid for interest	$10,270,027	9,542,751

Impact of adoption of FIN 46 (consolidation of joint venture):

Assets:
Land, building and improvements and construction in progress (net of accumulated depreciation of $343,237)	9,538,623	-
Other assets	282,093	-

Total assets	$9,820,716	-

Total liabilities	$1,428,310	-

Investment in and advances to joint venture at January 1, 2004	$8,392,406	-

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2004
(unaudited)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the "Company") for the fiscal year ended December 31, 2003, which are included in the Company's 2003 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this quarterly report.

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

The Company, through a total of four public offerings of common stock, sold a total of 51,642,397 shares of its common stock at prices ranging from $10 to $11 per share.  In addition, as of March 31, 2004, the Company had issued 13,363,615 shares through the Company's Distribution Reinvestment Program ("DRP") at prices ranging from $9.05 to $10.45 per share and has repurchased a total of 5,204,726 shares through the Company's Share Repurchase Program ("SRP") at prices ranging from $9.05 to $9.75 per share, for an aggregate cost of $48,655,185.  Additionally, the Company issued 6,181,818 shares in relation to the merger in 2000 and 5,454 shares pursuant to certain employment agreements.  As a result, the Company has realized total offering proceeds of $690,846,720 as of March 31, 2004.

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

The Company has elected to be taxed, for federal income tax purposes, as a REIT.  This election has important consequences for it requires the Company to satisfy certain tests regarding the nature of the revenues it can generate and the distributions that it pays to stockholders.  To ensure that the Company qualifies to be taxed as a REIT, the Company determines, on a quarterly basis, that the gross income, asset and distribution tests imposed by the Internal Revenue Code are met.  On an ongoing basis, as due diligence is performed by the Company on potential real estate purchases or temporary investment of uninvested capital, the Company determines that the assets and the income from the new assets will qualify for REIT purposes.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

March 31, 2004
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

Certain reclassifications were made to the 2003 financial statements to conform to the 2004 presentation.

The accompanying consolidated financial statements of the Company include, in addition to the accounts of the wholly-owned subsidiaries, the accounts of Inland Ryan, LLC, Inland Ryan Cliff Lake, LLC and the joint venture with Tri-Land Properties, Inc ("consolidated entities").  These entities are consolidated because the Company is the primary beneficiary of these variable interest entities.  The primary beneficiary is the party that absorbs a majority of the entity's expected residual returns and losses.  The third parties' interests in these consolidated entities are reflected as minority interest in the accompanying consolidated financial statements.

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

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the three months ended March 31, 2004.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

March 31, 2004
(unaudited)

Loan fees are amortized on a straight-line basis over the life of the related loan.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company's mortgages is estimated to be $93,392,075 for mortgages which bear interest at variable rates and $530,712,340 for mortgages which bear interest at fixed rates.  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.  The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

Offering costs are offset against the Stockholders' equity accounts.  Offering costs consist principally of printing, selling and registration costs.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of March 31, 2004 and December 31, 2003, the Company held letters of credit for tenant security deposits totaling approximately $829,000 during each period.

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

On December 2, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements."  The staff determined that a lessor should defer recognition of contingent rental income, such as percentage/excess rent until the specified target that triggers the contingent rental income is achieved.  The Company has recorded percentage rental revenue in accordance with the SAB for all periods presented.

As of March 31, 2004 and 2003, the Company had no derivative instruments.  The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument.   The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose the Company to interest rate risk, and the derivative financial instrument will reduce that exposure.  If a derivative terminates or is sold, the gain or loss is recognized.  The Company will only enter into derivative transactions that satisfy the aforementioned criteria.

(2)     Investment Securities

The Company classifies its investment in securities in one of three categories: trading, available-for-sale or held-to-maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

March 31, 2004
(unaudited)

Investment in securities at March 31, 2004 and 2003 consists of preferred and common stock investments in various real estate investment trusts and are classified as available-for-sale securities.  Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Dividend income is recognized when received.

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost bases for the security is established.  To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to the end of the period and forecasted performance of the investee.

Sales of investment securities available-for-sale during the three months ended March 31, 2004 and 2003 resulted in gains on sale of $289,658 and $2,299, respectively.  These gains are included in other income in the accompanying Consolidated Statements of Operations.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2004 were as follows:

Less than 12 months	12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Common Stock	$754,436	11,854	-	-	754,436	11,854

(3)     Joint Ventures

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

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

March 31, 2004
(unaudited)

Through December 31, 2003, the Company had accounted for its investment in this joint venture under the equity method of accounting because the Company was not the managing member and did not have the ability to control the joint venture.  The Company adopted FASB Interpretation No. 46 ("FIN 46") on January 1, 2004.  In accordance with FIN 46, the Company has evaluated this joint venture and determined that it is the principal beneficiary in this variable interest entity.  As a result, the accounts of the joint venture have been consolidated with the Company's financial statements for financial reporting purposes.  In conjunction with this consolidation, the Company consolidated approximately $10,000,000 in assets held by the joint venture.

In addition, the Company has committed to lend the LLC up to $17,800,000.  Draws on the loan bear interest at a rate of 9% per annum, with interest only paid monthly on average outstanding balances.  The loan is secured by the property and matures on January 31, 2006.  As of March 31, 2004, the principal balance of this mortgage receivable was $9,418,895.  Tri-Land Properties, Inc. has guaranteed $2,500,000 of this mortgage receivable.  During the consolidation process, this amount was consolidated with the mortgage payable in the joint venture partner's accounts and was therefore eliminated.

(4)     Transactions with Related Parties

During the three months ended March 31, 2004 and 2003, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations, property tax reduction services and mail processing from affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $50 per hour.  The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the three months ended March 31, 2004 and 2003, these expenses, totaling $298,719 and $184,785, respectively, are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the three months ended March 31, 2004 and 2003 were $62,226 and $57,102, respectively, and are also included in general and administrative expenses.  The Inland Group, Inc., through affiliates, owns approximately 9% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc., or its affiliates.  Expenses paid to affiliates of The Inland Group, Inc., therefore, are classified as expenses to non-affiliates on the Consolidated Statements of Operations.

During the three months ended March 31, 2004 and 2003, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc.  The fees for these services were based on costs incurred by The Inland Real Estate Group, Inc. equal to $220 per hour.  For the three months ended March 31, 2004 and 2003, the Company paid $611 and $57,968, respectively, for these legal services.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

March 31, 2004
(unaudited)

An affiliate of The Inland Group, Inc. is the mortgagee on the Walgreens property, located in Decatur, Illinois.  As of March 31, 2004, the remaining balance of the mortgage was $627,062.  The loan secured by this mortgage bears interest at a rate equal to 7.65% per annum and matures on May 31, 2004.  For the three months ended March 31, 2004 and 2003, the Company paid principal and interest payments totaling $17,066 each period on this mortgage.

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. to acquire and develop the Century Consumer Mall in Merrillville, Indiana.  Richard Dube, the brother-in-law of Mr. Daniel Goodwin, one of the Company's directors, is the president and a principal owner of Tri-Land.  Reference is made to Note 3 for more information on the Company's joint venture.

The Company has entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company will pay a fee in the amount of .75 percent (.75%) per annum on the net asset value under management.  The Company paid approximately $23,666 for these services during the three months ended March 31, 2004.  The Company paid no such fees during the three months ended March 31, 2003.

During the year ended December 31, 2003, the Company entered into an agreement with Inland Real Estate Investment Corporation, Partnership Ownership Corporation (a wholly owned subsidiary of Inland Real Estate Investment Corporation) and Fleet National Bank.  Inland Real Estate Investment Corporation and Partnership Ownership Corporation are both owned or controlled by The Inland Group, Inc.  Three of the Company's directors, Messrs. Goodwin, Cosenza and Parks are directors and shareholders of The Inland Group, Inc.  Mr. Goodwin owns a controlling interest in The Inland Group, Inc.  Inland Real Estate Investment Corporation and Partnership Ownership Corporation collectively own 6,166,358 shares of the Company's common stock which they have pledged to secure draws under a $35,000,000 line of credit obtained by them from Fleet National Bank.  Under the agreement, Inland Real Estate Investment Corporation paid the Company $100,000 in return for its agreement to repurchase a portion of these pledged shares, at a price of $8.90 per share, from Fleet National Bank if Inland Real Estate Investment Corporation defaults on the line of credit agreement and Fleet National Bank exercises its right under the pledge agreement to obtain ownership of the shares.  Although Inland Real Estate Investment Corporation and Partnership Ownership Corporation have pledged all of their shares, the Company is only required to repurchase that number of shares multiplied by $8.90 needed to satisfy any of Inland Real Estate Investment Corporation's or Partnership Ownership Corporation's obligations, including principal, accrued interest and other costs and expenses under the line of credit agreement.  Further, the Company is not required to repurchase more than $15,000,000 worth of shares during any six month period.  The maximum amount the Company is required to repurchase is approximately 4,000,000 shares or $35,000,000 of stock based on a price of $8.90 per share.  As of March 31, 2004, Inland Real Estate Investment Corporation had drawn approximately $33,000,000 on it line of credit.  In accordance with FIN 45, the Company has recorded this premium of $100,000 paid by Inland Real Estate Investment Corporation as a liability related to its obligation to stand ready to perform on its guarantee.  The Company will recognize the premium received as income upon the termination date of this agreement.  In addition, the Company has classified the potential amount to be redeemed under this agreement as temporary equity in the accompanying Consolidated Balance Sheets.  This agreement was approved by the Company's independent directors who, among other things, determined the fairness of the fee received by the Company from Inland Real Estate Investment Corporation.  In determining that the fee was fair, the independent directors obtained a fairness opinion, the cost of which was paid for by Inland Real Estate Investment Corporation.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

March 31, 2004
(unaudited)

(5)     Investment Properties

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of March 31, 2004, the Company had the following six investment properties subject to master lease agreements:

  Forest Lake Marketplace, located in Forest Lake, Minnesota;
  Shops at Orchard Place, located in Skokie, Illinois;
  Mankato Heights, located in Mankato, Minnesota;
  Rochester Marketplace, located in Rochester, Minnesota;
  University Crossing, located in Mishawaka, Indiana; and
  Hastings Marketplace, located in Hastings, Minnesota.

The cumulative amount of such payments was $7,531,339 and $7,353,358 as of March 31, 2004 and December 31, 2003, respectively.

(6)     Discontinued Operations

During the three months ended March 31, 2004 and the year ended December 31, 2003, the Company sold one and three investment properties, respectively.  Additionally, during the year ended December 31, 2003, the Company sold a 2,280 square foot free-standing restaurant building, Popeye's, which was part of one of our existing investment properties.  For federal and state income tax purposes, certain of the Company's sales qualified as part of tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions.  The following table summarizes the properties sold, date of sale, indebtedness repaid, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid	Approximate Net Sales Proceeds (after repayment of debt)	Gain on Sale	Tax Deferred Exchange

Popeye's	April 8, 2003	$-	$340,000	$2,529	No
Summit of Park Ridge	December 24, 2003	1,600,000	1,600,000	720,712	Yes
Eagle Country Market	December 24, 2003	1,450,000	1,700,000	587,336	Yes
Eagle Ridge Center	December 30, 2003	3,000,000	2,000,000	4,057	Yes
Zany Brainy	January 20, 2004	1,245,000	1,600,000	873,073	Yes

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

March 31, 2004
(unaudited)

From time to time, the Company receives unsolicited offers to purchase its investment properties, at prices in excess of book value.  Upon receipt of a valid offer, the Company classifies the asset as held for sale and suspends depreciation.  As of March 31, 2004, the following investment properties were held for sale and depreciation was suspended as of the date noted:

  June 1, 2003 – Dominick's, located in Highland Park, Illinois;
  November 1, 2003 – Walgreens, located in Woodstock, Illinois;
  January 1, 2004 – Prospect Heights, located in Prospect Heights, Illinois; and
  January 16, 2004 – Fairview Heights, located in Fairview Heights, Illinois.

If these current offers do not result in the sale of these properties, the Company will continue to actively market them for sale.

Results of operations for the investment properties sold, or held for sale, during the three months ended March 31, 2004 and 2003, are presented in the table below:

	Three months ended March 31, 2004	Three months ended March 31, 2003

Income:
Rental income	$814,713	1,159,089
Additional rental income	153,819	340,236
Other income	(2,962)	5,177

	965,570	1,504,502

Expenses:
Bad debt expense	(1,511)	(33,852)
Property operating expenses	152,472	355,309
Interest expense	222,682	309,281
Depreciation	21,909	352,402
Amortization	5,189	2,967

	400,741	986,107

Income from operations	564,829	518,395

Gain on sale of investment property	873,073	-

Income from discontinued operations	$1,437,902	518,395

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

March 31, 2004
(unaudited)

The following assets and liabilities relating to Dominick's, Walgreens, Fairview Heights and Prospect Heights were classified as held for sale on the Consolidated Balance Sheet as of March 31, 2004.

	Dominick's	Walgreens	Fairview Heights	Prospect Heights	Total
Assets
Accounts and rents receivable, net of provision for doubtful accounts	$852,688	1,289	321,510	140,105	1,315,592
Land	3,200,000	395,080	2,350,493	494,300	6,439,873
Building	9,600,163	774,906	11,495,183	2,089,214	23,959,466
Accumulated depreciation	(2,314,402)	(155,603)	(1,991,067)	(492,098)	(4,953,170)
Leasing commissions, net of accumulated amortization	-	-	128,218	14,333	142,551
Loan fees, net of accumulated amortization	8,029	-	-	2,731	10,760
Other assets	-	834	8,652	1,463	10,949

Total assets held for sale	$11,346,478	1,016,506	12,312,989	2,250,048	26,926,021

Liabilities:
Accounts payable and accrued expenses	-	314	-	1,792	2,106
Accrued interest	38,453	3,433	-	2,693	44,579
Accrued real estate taxes	-	-	306,620	53,519	360,139
Prepaid rents and unearned income	116,403	9,233	-	7,360	132,996
Mortgage payable	6,400,000	-	5,637,000	1,095,000	13,132,000
Security deposits	-	-	7,506	8,077	15,583

Total liabilities associated with assets held for sale	$6,554,856	12,980	5,951,126	1,168,441	13,687,403

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

March 31, 2004
(unaudited)

The following assets and liabilities relating to Zany Brainy, Dominick's, and Walgreens were classified as held for sale on the Consolidated Balance Sheet as of December 31, 2003.

	Zany Brainy	Dominick's	Walgreens	Total
Assets
Accounts and rents receivable, net of provision for doubtful accounts	$1,820	829,315	-	831,135
Land	838,000	3,200,000	395,080	4,433,080
Building	1,626,697	9,600,163	774,907	12,001,767
Accumulated depreciation	(365,472)	(2,314,402)	(155,603)	(2,835,477)
Loan fees, net of accumulated amortization	2,586	10,534	-	13,120
Other assets	136	-	-	136

Total assets held for sale	2,103,767	11,325,610	1,014,384	14,443,761

Liabilities:
Accounts payable and accrued expenses	$772	-	-	772
Accrued interest	5,139	38,453	3,434	47,026
Accrued real estate taxes	39,837	-	-	39,837
Prepaid rents and unearned income	-	-	9,233	9,233
Mortgage payable	1,245,000	6,400,000	-	7,645,000

Total liabilities associated with assets held for sale	$1,290,748	6,438,453	12,667	7,741,868

(7)     Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases.  GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $667,479 and $510,199 for the three months ended March 31, 2004 and 2003, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $17,201,776 and $16,534,297 in related accounts and rents receivable as of March 31, 2004 and December 31, 2003, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

March 31, 2004
(unaudited)

(8)     Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at March 31, 2004 and December 31, 2003:

Mortgagee	Interest Rate at March 31, 2004	Interest Rate at December 31, 2003	Maturity Date	Current Monthly Payment	Balance at March 31, 2004	Balance at December 31, 2003

Allstate (a) (b)	7.21%	7.21%	12/2004	$38,453	$6,400,000	$6,400,000
Allstate	7.00%	7.00%	01/2005	23,917	4,100,000	4,100,000
Allstate	7.15%	7.15%	01/2005	18,173	3,050,000	3,050,000
Allstatc	7.00%	7.00%	02/2005	31,946	5,476,500	5,476,500
Allstate	6.65%	6.65%	05/2005	53,200	9,600,000	9,600,000
Allstate	6.82%	6.82%	08/2005	60,243	10,600,000	10,600,000
Allstate	7.40%	7.40%	09/2005	220,687	35,787,000	35,787,000
Allstate	7.38%	7.38%	02/2006	132,750	21,600,000	21,600,000
Allstate	5.87%	5.87%	09/2009	29,350	6,000,000	6,000,000
Allstate	4.65%	4.65%	01/2010	87,188	22,500,000	22,500,000
Allstate	9.25%	9.25%	12/2009	30,125	3,908,081	3,908,081
Allstate	4.84%	4.84%	12/2009	47,593	11,800,000	11,800,000
Allstate	4.70%	4.70%	10/2010	48,488	12,380,000	12,380,000
Archon Financial	4.35%	4.35%	12/2007	23,885	6,589,000	6,589,000
Archon Financial	4.88%	4.88%	01/2011	148,813	30,720,000	30,720,000
Bear, Stearns Funding, Inc. (b) (c)	6.86%	6.86%	06/2004	328,662	57,450,000	57,450,000
Bear, Stearns Funding, Inc.	6.50%	6.50%	09/2006	73,288	13,530,000	13,530,000
Bear, Stearns Funding, Inc.	6.03%	6.03%	07/2007	68,340	13,600,000	13,600,000
Bear, Stearns Funding, Inc.	6.60%	6.60%	02/2009	44,000	8,000,000	8,000,000
Berkshire Mortgage (d)	7.79%	7.79%	10/2007	105,719	13,808,672	13,853,287
Column Financial, Inc (e)	7.00%	7.00%	11/2008	150,694	25,000,000	25,000,000
Inland Mortgage Serv. Corp. (b) (d)	7.65%	7.65%	05/2004	5,689	627,062	632,064
John Hancock Life Insurance (d)	7.65%	7.65%	01/2018	88,885	12,366,166	12,395,938
Key Bank	5.00%	5.00%	10/2010	31,250	7,500,000	7,500,000
LaSalle Bank N.A. (b) (f)	2.40%	2.42%	10/2004	13,163	6,467,700	6,467,700
LaSalle Bank N.A. (b)	3.07%	3.07%	10/2004	19,437	7,445,000	7,445,000
LaSalle Bank N.A. (b)	7.25%	7.25%	10/2004	65,604	10,654,300	10,654,300
LaSalle Bank N.A .(b)	7.26%	7.26%	10/2004	58,269	9,450,000	9,450,000
LaSalle Bank N.A. (b)	7.26%	7.26%	12/2004	36,441	5,910,000	5,910,000
LaSalle Bank N.A. (b)	7.36%	7.36%	12/2004	60,322	9,650,000	9,650,000
LaSalle Bank N.A.	7.26%	7.26%	01/2005	60,042	9,737,620	9,737,620
LaSalle Bank N.A.	3.59%	3.59%	03/2005	7,314	2,400,000	2,400,000
LaSalle Bank N.A. (f)	2.50%	2.52%	04/2005	5,232	2,467,700	2,467,700
LaSalle Bank N.A. (f)	2.50%	2.52%	06/2005	11,871	5,599,000	5,599,000
LaSalle Bank N.A. (f)	2.40%	2.42%	11/2005	7,429	3,650,000	3,650,000
LaSalle Bank N.A.	6.81%	6.81%	12/2005	45,305	7,833,000	7,833,000
LaSalle Bank N.A.	4.86%	4.86%	12/2006	75,190	18,216,000	19,461,000
LaSalle Bank N.A. (f) (g)	2.90%	2.92%	12/2006	111,334	45,260,175	45,260,175
LaSalle Bank N.A. (f)	2.90%	2.92%	12/2007	73,667	29,947,500	29,947,500
LaSalle Bank N.A. (h)	1.41%	1.63%	12/2014	7,316	6,200,000	6,200,000
Lehman Brothers Holding, Inc.	6.36%	6.36%	10/2008	289,380	54,600,000	54,600,000
Midland Loan Serv. (d)	7.86%	7.86%	01/2008	37,649	4,859,617	4,876,848
Principal Life Insurance	5.96%	5.96%	12/2008	54,633	11,000,000	11,000,000
Principal Life Insurance	5.25%	5.25%	10/2009	32,375	7,400,000	7,400,000

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

March 31, 2004
(unaudited)

Mortgagee	Interest Rate at March 31, 2004	Interest Rate at December 31, 2003	Maturity Date	Current Monthly Payment	Balance at March 31, 2004	Balance at December 31, 2003

Principal Life Insurance	8.27%	8.27%	09/2010	40,316	5,850,000	5,850,000
Principal Life Insurance	5.57%	5.57%	10/2012	47,345	10,200,000	10,200,000
Woodmen of the World	6.75%	6.75%	06/2008	26,016	4,625,000	4,625,000

Mortgages Payable					$621,815,093	623,156,713

(a)

In conjunction with the potential sale of Dominick's in Highland Park, the Company has classified this amount as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet as of March 31, 2004 and December 31, 2003.

(b)

Approximately $114,000,000 of the Company's mortgages payable mature during 2004.  The Company intends to replace these loans with new debt for terms of five years or longer at the market interest rate at the time the existing debt matures.

(c)

In conjunction with the potential sale of Fairview Heights, the Company has classified $5,637,000 of this amount as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet as of March 31, 2004.

(d)	These loans require payments of principal and interest monthly; all other loans listed are interest only.

(e)

Approximately $570,000 of this loan is secured by Walgreens, located in Woodstock, Illinois.  At March 31, 2004 and
December 31, 2003, the Company has classified this property as held for sale.  Upon sale of this property, the Company will substitute an alternate property as collateral for this loan.

(f)	Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

(g)

In conjunction with the potential sale of Prospect Heights, the Company has classified $1,095,000 of this amount as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet as of March 31, 2004 and December 31,
2003.

(h)

As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic
Development Revenue Bonds, Series 1994 issued by the Village of Skokie, Illinois.  The interest rate on these bonds floats and is reset weekly by a re-marketing agent.  The rate at March 31, 2004 was 1.41%.  The bonds are further secured by an
Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding, paid annually.
In addition, the Company is required to pay a re-marketing fee of .125% per annum of the principal amount outstanding, paid quarterly and a trustee fee of $500 also paid quarterly.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

March 31, 2004
(unaudited)

(9)     Line of Credit

On June 28, 2002, the Company entered into a $100,000,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years.  The funds from this line of credit will be used to purchase additional investment properties.  The Company is required to pay interest only on draws under the line at the rate equal to LIBOR plus 375 basis points.  The Company is also required to pay, on a quarterly basis, an amount less than 1%, per annum, on the average daily funds remaining under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2004, the Company was in compliance with such covenants.  In connection with obtaining this line of credit, the Company paid fees in an amount totaling approximately $1,500,000 (which includes a one and one-half percent commitment fee).

On May 2, 2003, the Company amended its line of credit agreement with KeyBank N.A.  This amendment reduces the interest rate charged on the outstanding balance by 1.25% and extends the maturity to May 2, 2006.  In addition, the aggregate commitment of the Company's line was increased by $50,000,000, to a total of $150,000,000.  In conjunction with this amendment, the Company paid approximately $750,000 in fees and costs.  The outstanding balance on the line of credit was $135,000,000 as of March 31, 2004 with an average interest rate of 3.66% per annum.

(10)     Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "commons shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of March 31, 2004 and December 31, 2003, options to purchase 31,500 shares of common stock at exercise prices ranging from $9.05 to $10.45 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

As of March 31, 2004, 5,454 shares of common stock issued pursuant to employment agreements were outstanding, of which 2,180 have vested.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.

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

The basic weighted average number of common shares outstanding were 65,849,672 and 64,658,652 for the three months ended March 31, 2004 and 2003, respectively.  The diluted weighted average number of common shares outstanding were 65,852,946 and 64,664,106 for the three months ended March 31, 2004 and 2003.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

March 31, 2004
(unaudited)

(11)     Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers.  These agreements became effective January 1, 2002.

As of March 31, 2004, an aggregate of 5,454.45 shares of the Company's common stock, issued at a value of $11.00 per share, comprising an aggregate value of $60,000, were issued pursuant to these agreements.  For purposes of determining the fair value, the Company has used the offering price of $11.00 per share, which is the last price at which shares were issued in a public offering, excluding shares issued through the Company's DRP.  Under each of the employment agreements, each officer vests an equal portion of shares over a five-year vesting period beginning January 1, 2003.  Compensation cost of $12,000 was recorded in connection with the issuance of these shares for the three months ended March 31, 2004.

The officers may also receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company beginning January 1, 2003.  No additional shares were issued for the three months ended March 31, 2004.

(12)     Segment Reporting

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

The property net operating income is summarized in the following table for the three months ended March 31, 2004 and 2003, along with reconciliation to income from operations.  Net investment properties, non-segment assets and total assets are also presented as of March 31, 2004 and 2003:

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

March 31, 2004
(unaudited)

	March 31, 2004	March 31, 2003

Total rental and additional rental income	$47,980,354	42,654,205
Total property operating expenses	(15,267,464)	(14,187,349)

Property net operating income	32,712,890	28,466,856

Other income:
Lease termination income	-	369,819
Interest income	152,626	126,898
Dividend income	257,849	273,548
Other income	417,698	113,876

Other expenses:
Professional services	(215,596)	(81,442)
General and administrative	(1,461,502)	(1,091,856)
Bad debt expense	(1,053,172)	(686,784)
Interest expense	(10,636,377)	(9,617,209)
Depreciation and amortization	(9,474,888)	(8,220,574)
Acquisition cost expense	(35,561)	(16,383)

Income from operations	$10,663,967	9,636,749

Net investment properties and other related segment assets	$1,184,580,931	1,136,930,866

Non-segment assets	$96,400,340	51,300,802

Total assets	$1,280,981,271	1,188,231,668

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

Three of the Company's investment properties are located in tax increment financing districts.  The Company has agreed to fund any shortfalls in the Tax Increment generated in these districts.  At March 31, 2004, the Company does not believe any monies will be due.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

March 31, 2004
(unaudited)

(14) Subsequent Events

On April 17, 2004, the Company paid a distribution of $5,253,967 to stockholders of record as of March 1, 2004.

On April 23, 2004, the Company sold, through a qualified tax deferred agent, one of its investment properties, Prospect Heights, located in Prospect Heights, Illinois to a third party for approximately $2,300,000, net of closing costs.  In conjunction with this sale, the agent repaid indebtedness secured by the property of $1,095,000.  This sale resulted in a gain on sale of approximately $200,000, for accounting purposes.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by works such as "believe," "expect," "anticipate," "intent," "estimate," "may," "will," "should" and "could."  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  Examples of factors which could affect our performance are set forth in our annual report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 15, 2004 under the heading "Investment Considerations."

This section provides the following:

  an executive summary and our strategies and objectives;
  a narrative discussion of our Consolidated Balance Sheet as of March 31, 2004 and compares it to the Consolidated Balance Sheet as of December 31, 2003, as well as our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003, respectively;
  the critical accounting policies that impact the treatment, for financial statement purposes, of certain items such as how we value our investment properties, recognize rental income and depreciate our assets;
  we discuss the Consolidated Balance Sheets and Consolidated Statements of Cash Flows and how the changes in balance sheet and cash flow items from year to year impact our liquidity and capital resources; and
  we discuss results of operations, including changes in Funds From Operations from period to period.

We have elected to be taxed, for federal income tax purposes, as a REIT.  This election has important consequences for it requires us to satisfy certain tests regarding the nature of the revenues we can generate and the distributions that we pay to our stockholders.  To ensure that we qualify to be taxed as a REIT, we determine, on a quarterly basis, that the gross income, asset and distribution tests imposed by the Internal Revenue Code are satisfied.  To qualify as a REIT, we must distribute at least 90% of our "REIT taxable income" to our stockholders.  Therefore, to generate capital, we receive cash from financings on unencumbered properties, draws on our line of credit and proceeds from our Distribution Reinvestment Program.

We have qualified to be taxed as a REIT since the year ending December 31, 1995.  As such, as a REIT, we generally will not be subject to federal income tax to the extent we satisfy the various requirements set forth in the Internal Revenue Code.  If we fail to qualify as a REIT in any taxable year, our income will be subject to federal income tax at regular corporate tax rates.  Even if we qualify for taxation as a REIT, our income may be subject to certain state and local taxes and property and federal income and excise taxes on our undistributed income.

Executive Summary

We are in the business of owning and operating Neighborhood Retail Centers (gross leasable areas ranging from 5,000 to 150,000 square feet) and Community Centers (gross leasable areas in excess of 150,000 square feet).  We are a self-administered real estate investment trust, formed under Maryland law.  Our investment properties are located primarily within an approximate 400-mile radius of our headquarters in Oak Brook, Illinois.  Additionally, we own and acquire single-user retail properties located throughout the United States.  We are also permitted to construct or develop properties, or render services in connection with such development or construction.  As of March 31, 2004, we owned an interest in 138 investment properties.

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

We look at several factors to measure our operating performance:

To measure our operating results to those of other retail real estate owners/operators in our area, we compare:

  occupancy percentage; and
  our rental rates to the average rents charged by our competitors in similar centers.

To measure our operating results to those of other REITS, we compare:

  company-wide growth in income, or FFO;
  same store growth in income; and
  general and administrative expenses as a percentage of investment in properties.

There are risks associated with the re-tenanting of our properties.  Such risks include:

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
  When possible, we acquire properties on an all-cash basis to provide us with a competitive advantage over potential purchasers who must secure financing.
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

During the three months ended March 31, 2004, we acquired two additional investment properties totaling approximately 166,000 square feet for $22,900,000.  Additionally, during the three months ended March 31, 2004, we sold one investment property.  Total proceeds from this sale were $2,972,298, net of closing costs.

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

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we conduct an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements for the three months ended March 31, 2004.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the cost avoidance associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term to amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of March 31, 2004, we had not allocated any amounts to customer relationships because of the customer relationships that we already have with significant tenants at the properties we have acquired.

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

When all of the above criteria are met, we hold the asset for sale.  On the day that these criteria are met, we suspend depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as, on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets that are held for sale are classified separately on the Consolidated Balance Sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the Consolidated Statements of Operations as discontinued operations for all periods presented.

Once a property is held for sale, we are committed to selling the property.  If the current offers that exist on properties held for sale do not result in the sale of these properties, we generally will continue to actively market them for sale.

Recognition of Rental and Additional Rental Income.  Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as "straight-lining" rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of "straight-lining," rental income exceeded the cash collected for such rent by $667,479 and $510,199 for the three months ended March 31, 2004 and 2003, respectively.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of rental income in the accompanying Consolidated Statements of Operations.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is also included as a component of rental income in the accompanying Consolidated Statements of Operations.  In accordance with Staff Accounting Bulletin 101, we defer recognition of contingent rental income, such as percentage/excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are taken for those balances which we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

Additional rental income is primarily comprised of real estate tax and common area maintenance reimbursement income.  Real estate tax income is based on an accrual reimbursement calculation by tenant, based on an estimate of current year real estate taxes.  As actual real estate tax bills are received, we reconcile with our tenants and adjust prior year income estimates accordingly.  Common area maintenance income is accrued on actual common area maintenance expenses as incurred.  Annually, we reconcile with the tenants for their share of the expenses per their lease and we adjust prior year income estimates accordingly.

Recognition of Lease Termination Income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Consolidation/Equity Accounting Policies.  We consolidate the operations of a joint venture if we determine that we are the primary beneficiary.  The primary beneficiary of a variable interest entity is the one that absorbs a majority of the entity's expected losses or residual returns, or both.  There are significant judgements and estimates involved in determining who is the primary beneficiary.  In accordance with FASB Interpretation No. 46R ("FIN 46"), the assets, liabilities and results of operations of a variable interest entity should be included in the consolidated financial statements of the primary beneficiary.  The third party's interest in a joint venture is reflected as minority interest in our consolidated financial statements.

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is our cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at March 31, 2004 and December 31, 2003 were $36,831,836 and $58,388,077, respectively.  Income generated from our investment properties is the primary source from which we generate cash.  The table below presents lease payments to be received in the future.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Program ("DRP"), our draws on the line of credit with KeyBank N.A. and proceeds from financings secured by our investment properties.  When it is necessary, such as for new acquisitions, we can generate cash flow by entering into financing arrangements or possible joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties and for purchasing additional investment properties.

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2004	$133,850,201
2005	125,547,993
2006	114,299,591
2007	103,703,129
2008	91,158,077
Thereafter	525,875,175

Total	$1,094,434,166

As of March 31, 2004, we owned interests in 138 investment properties.  Of the 138 investment properties owned, fourteen are currently unencumbered by any indebtedness.  We generally limit our indebtedness to approximately fifty- percent (50%) of the original purchase price of the investment properties in the aggregate.  The remaining fourteen unencumbered investment properties were purchased for an aggregate purchase price of approximately $75,800,000 and would therefore yield approximately $37,900,000 in additional cash from financing, using this standard.  These 138 investment properties, in the aggregate, are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $.94 per share on an annual basis.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2008 and thereafter:

2004	$115,056,730
2005	100,704,600
2006 (a)	234,042,645
2007	65,435,247
2008	104,806,081
Thereafter	136,769,790

Total	$756,815,093

Included in the debt maturing during 2006 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2004, we were in compliance with such covenants.

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003:

	2004	2003

Net cash provided by operating activities	$17,275,285	19,203,105

Net cash used in investing activities	$(25,782,764)	(9,308,136)

Net cash used in financing activities	$(13,048,762)	(12,080,970)

Cash Flows From Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2004 was impacted by an increase over the three months ended March 31, 2003 of approximately $3,300,000, or 10.54%, in rental payments.  Approximately $2,000,000 of this increase is attributable to three months of payments received from tenants at our properties newly acquired between April 2003 and December 2003 as well as payments received from tenants at our properties newly acquired in 2004.  The balance of the rental increase is attributable to our properties owned for a full three months in both 2003 and 2004.  Cash collected for additional rental income decreased, therefore negatively impacting the net cash provided by operating activities.  This decrease in cash collected is due to common area maintenance billings offset by cash collected from properties newly acquired after April 2003.  Certain tenants pay monthly estimates towards their common area maintenance expense billings.  A reconciliation of actual expense billings to monthly estimates paid was performed during the three months ended March 31, 2004 for actual expenses incurred during the year ended December 31, 2003.  These reconciliations resulted in net credits to the tenant’s accounts, due to monthly estimates paid in excess of actual expenses.  These tenants used their credits to offset the monthly estimates due during the three months ended March 31, 2004, therefore reducing the amount of cash received.

Property operating expenses increased approximately $1,800,000 for the three months ended March 31, 2004, or an approximate 12.4% increase over the property operating expenses for the three months ended March 31, 2003.  Approximately $1,500,000 of this increase is attributable to three months of property operating expenses paid on our properties newly acquired between April 2003 and December 2003 as well as payments made for properties newly acquired in 2004.  The balance of the increase is due mainly to an increase in the cash paid for snow plowing and salting in our Minnesota region for the three months ended March 31, 2004.

Cash Flows From Investing Activities

The primary use of cash in 2004 and 2003 was the purchase of additional investment properties, as well as for additions to our existing investment properties.  We purchased two properties during the three months ended March 31, 2004 as compared to one purchased during the three months ended March 31, 2003.  Conversely, during the three months ended March 31, 2004 we sold one investment property for approximately $3,000,000.  No properties were sold during the three months ended March 31, 2003.  Our restricted cash changed due to the use of proceeds held at December 31, 2003 from the sale of three investment properties.  These proceeds were used during the three months ended March 31, 2004 to purchase Hastings Marketplace.  Net cash provided by investing activities was also negatively impacted by approximately $7,000,000, an interest bearing mortgage receivable disbursed towards the purchase of an additional property.

Cash Flows From Financing Activities

Cash used in financing activities during the three months ended March 31, 2004 remained consistent with cash used during the three months ended March 31, 2003.  During the three months ended March 31, 2004, we repaid debt in the amount of $1,245,000 in conjunction with the sale of Zany Brainy, where no such payments were made during the three months ended March 31, 2003.

Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2004 and 2003.  At March 31, 2004, we owned 29 single-user retail properties, 86 Neighborhood Retail Centers and 23 Community Centers.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same three month periods during each year.  A total of 126 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.6 million square feet.  The remaining twelve investment properties, those that have been acquired, sold or held for sale during the three months ended March 31, 2004 and 2003 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 90% of the square footage of our portfolio at March 31, 2004.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.  Through re-tenanting and scheduled rent increases received from existing tenants, we anticipate growth in total net operating income of approximately 2%-3% in 2004.  In addition to "same store" income growth, we anticipate an increase in total net operating income from continued acquisition activity during 2004.  Eleven leases with base rent in excess of $100,000 annually, representing a cumulative base rent amount of approximately $2,200,000, are scheduled to expire in 2004.  We anticipate six of these eleven leases will renew in 2004 at increased base rental rates and we have leases pending for three of the spaces that will become available.  We project re-tenanting of the remaining two spaces within a twelve to twenty-four month period.

Net income and net income per common share for the three months ended March 31, 2004 and 2003 are summarized below:

	2004	2003

Net income	$11,885,511	9,874,542

Net income per common share, basic and diluted	$.18	.15

Weighted average common shares outstanding, basic	$65,849,672	64,658,652

Weighted average common shares outstanding, diluted	$65,852,946	64,664,106

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to interest, depreciation, amortization and bad debt expense for the three months ended March 31, 2004 and 2003 along with a reconciliation to income from operations, calculated in accordance with GAAP.

	Three months ended March 31, 2004	Three months ended March 31, 2003
Rental and additional rental income:
"Same store" investment properties (126 properties, approximately 10.6 million square feet)	$45,001,975	42,500,594
"Other investment properties"	2,978,379	153,611

Total rental and additional rental income	47,980,354	42,654,205

Property operating expenses:
"Same store" investment properties (excluding interest, depreciation, amortization and bad debt expense)	$14,367,415	14,143,838
"Other investment properties"	900,049	43,511

Total property operating expenses	15,267,464	14,187,349

Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	$30,634,560	28,356,756
"Other investment properties"	2,078,330	110,100

Total net operating income	32,712,890	28,466,856

Other income:
Lease termination income	-	369,819
Interest and dividend income	410,475	400,446
Other income	417,698	113,876

Other expenses:
Professional services	215,596	81,442
General and administrative expenses	1,461,502	1,091,856
Bad debt expense	1,053,172	686,784
Interest expense	10,636,377	9,617,209
Depreciation and amortization	9,474,888	8,220,574
Acquisition cost expenses	35,561	16,383

Income from operations	$10,663,967	9,636,749

On a "same store" basis, (comparing the results of operations of the investment properties owned during the three months ended March 31, 2004 with the results of the same investment properties during the three months ended March 31, 2003), property net operating income increased by approximately $2,300,000 with total revenues increasing by approximately $2,500,000 and total property operating expenses increasing by approximately $200,000.  Total rental and additional rental income for the three months ended March 31, 2004 was $47,980,354, as compared to $42,654,205 for the three months ended March 31, 2003.  The primary reason for this increase was an increase of approximately $2,800,000 in rental and additional rental income received on the properties purchased during 2004 and 2003.  Essentially all of our rental income is derived from fixed rental income charged to each tenant.  Less than one-percent of our total rental and additional rental income was derived from the collection of percentage rent.  The increase in "same store" income can be attributed to the signing of 117 new leases, in excess of 450,000 square feet, during 2003.

General and administrative expenses increased for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.  Most of the increase is due to the fact that our portfolio of properties has increased each year.  For example, we have increased our staff to accommodate the growth related to our acquisitions during 2004 and 2003.  The direct costs incurred with additional employees include an increase in salaries, health insurance and other payroll related expenses totaling approximately $200,000 for the three months ended March 31, 2004.  Additionally, we paid approximately $100,000 more in annual conference expenses during the three months ended March 31, 2004.

Interest expense increased approximately $800,000 for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003.  Interest expense for the three months ended March 31, 2004 includes approximately $1,300,000 of interest expense on amounts drawn on the line of credit with KeyBank N.A. and the fees paid on the unused portion of this line, as compared to approximately $1,000,000 for the three months ended March 31, 2003.  The increase of approximately $600,000 in mortgage interest is due to an increase in mortgages payable from approximately $582,000,000 at March 31, 2003 to approximately $608,700,000 at March 31, 2004, net of discontinued operations, due to new acquisitions.

Joint Ventures

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

Through December 31, 2003, we had accounted for our investment in this joint venture under the equity method of accounting because we were not the managing member and did not have the ability to control the joint venture.  We adopted FASB Interpretation No. 46 ("FIN 46") on January 1, 2004.  In accordance with FIN 46, we have evaluated this joint venture and determined that we are the principal beneficiary in this variable interest entity.  As a result, the accounts of the joint venture have been consolidated with our financial statements for financial reporting purposes.  In conjunction with this consolidation, we consolidated approximately $10,000,000 in assets held by the joint venture.

In addition, we have committed to lend the LLC up to $17,800,000.  Draws on the loan bear interest at a rate of 9% per annum, with interest only paid monthly on average outstanding balances.  The loan is secured by the property and matures on January 31, 2006.  As of March 31, 2004, the principal balance of this mortgage receivable was $9,418,895.  Tri-Land Properties, Inc. has guaranteed $2,500,000 of this mortgage receivable.  During the consolidation process, this amount was consolidated with the mortgage payable in our joint venture partner's accounts and was therefore eliminated.

Funds From Operations

We consider "Funds From Operations" ("FFO") a widely accepted and appropriate measure of performance for a REIT that provides a supplemental measure of a REIT's operating performance because along with cash flows from operating, investing and financing activities it provides a measure of a REIT's ability to incur and service debt and make capital expenditures and acquisitions.  Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as us.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  FFO is used in certain employment agreements to determine incentives received based on our performance.  We also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO, whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance.  The following table reflects our FFO for the periods presented, reconciled to net income for these periods:

	Three months ended March 31, 2004	Three months ended March 31, 2003

Net income	$11,885,511	9,874,542
Gain on sale of investment properties	(873,073)	-
Equity in depreciation of unconsolidated ventures	-	20,512
Amortization on in place lease intangibles	318,908	71,119
Amortization on leasing commissions	175,153	110,617
Depreciation, net of minority interest	8,767,994	8,144,791

Funds From Operations	$20,274,493	18,221,581

Net income per share, basic and diluted	$.18	.15

Funds From Operations per common share, basic and diluted	$.31	.28

Weighted average common shares outstanding, basic	65,849,672	64,658,652

Weighted average common shares outstanding, diluted	65,852,946	64,664,106

The following table lists the approximate physical occupancy levels for our investment properties as of the end of each quarter during 2003 and 2002.  N/A indicates we did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/03	06/30/03	09/30/03	12/31/03	03/31/04	06/30/04	09/30/04	12/31/04
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Ameritech, Joliet, IL	4,504	100	100	100	100	100
Aurora Commons, Aurora, IL	126,908	98	98	98	100	100
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100
Baytowne Square, Champaign, IL	118,842	89	88	87	88	88
Bergen Plaza, Oakdale, MN	272,283	100	98	98	98	98
Berwyn Plaza, Berwyn, IL	18,138	26	26	26	26	26
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	91	91	83	83	80(a)
Burnsville Crossing, Burnsville, MN	91,015	99	100	100	100	100
Byerly's Burnsville, Burnsville, MN	72,365	100	100	100	100	100
Calumet Square, Calumet City, IL	37,656	100	100	100	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100
Caton Crossing	83,792	N/A	96	96	100	100
Chatham Ridge, Chicago, IL	175,774	96	100	100	100	100
Chestnut Court, Darien, IL	170,027	96	99	99	99	99
Circuit City, Traverse City, MI	21,337	100	100	100	100	100
Cliff Lake Centre, Eagan, MN	73,582	95	88	84	97	98
Cobblers Crossing, Elgin, IL	102,643	100	100	100	97	99
Crestwood Plaza, Crestwood, IL	20,044	32	32	32	32	100
Cub Foods, Buffalo Grove, IL	56,192	0	0	0	0	100
Cub Foods, Hutchinson, MN	60,208	0	0	0	0	0(a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0(a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	100	98	98	98	98
Disney, Celebration, FL	166,131	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100
Dominick's, Hammond, IN	71,313	100	100	100	100	100
Dominick's, Highland Park, IL	71,442	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/03	06/30/03	09/30/03	12/31/03	03/31/04	06/30/04	09/30/04	12/31/04
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Dominick's, West Chicago, IL	78,158	0	0	0	0	0(a)
Downers Grove Mkt, Downers Grove, IL	104,449	92	99	99	99	99
Eagle Crest, Naperville, IL	67,632	97	97	97	97	100
Eastgate Shopping Center, Lombard, IL	132,145	95	96	96	93	93
Eckerd Drug, Chattanooga, TN	10,908	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	100	100	100	99	97(a)
Elmhurst City Center, Elmhurst, IL	39,350	97	97	97	97	97
Fairview Hts. Plaza, Fairview Hts., IL	167,491	89	97	97	97	97
Fashion Square, Skokie, IL	84,580	86	92	95	95	88(a)
Forest Lake Marketplace, Forest Lake, MN	93,853	92	92	92	92	92(b)
Four Flaggs, Niles, IL	306,661	81	81	66	81	84
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	97	100	100	98	100
Goodyear, Montgomery, IL	12,903	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	100	100
Hartford Plaza, Naperville, IL	43,762	100	95	95	97	100
Hastings Marketplace, Hastings, MN	97,535	N/A	N/A	N/A	N/A	88(b)
Hawthorn Village, Vernon Hills, IL	98,806	98	100	98	100	98
Hickory Creek Market, Frankfort, IL	55,831	94	90	96	96	89
High Point Center, Madison, WI	86,004	94	85	91	89	87(a)
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	47	47	47	8	8
Iroquois Center, Naperville, IL	140,981	85	83	83	69	71(a)
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	100	100	100	100	79(a)
Lake Park Plaza, Michigan City, IN	229,639	69	70	70	73	74(a)
Lansing Square, Lansing, IL	233,508	97	99	90	99	99
Mallard Crossing, Elk Grove Village, IL	82,929	29	29	30	32	30(a)
Mankato Heights	129,140	N/A	96	94	98	98(b)
Maple Grove Retail, Maple Grove, MN	79,130	87	87	87	97	97
Maple Park Place, Bolingbrook, IL	220,095	50	50	71	71	71
Maple Plaza, Downers Grove, IL	31,298	100	100	100	100	100
Marketplace at Six Corners, Chicago, IL	117,000	100	98	98	100	100
Medina Marketplace, Medina, OH	72,781	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/03	06/30/03	09/30/03	12/31/03	03/31/04	06/30/04	09/30/04	12/31/04
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Michael's, Coon Rapids, MN	24,240	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	68,056	100	92	92	100	98
Nantucket Square, Schaumburg, IL	56,981	94	100	94	96	96(a)
Naper West, Naperville, IL	164,812	67	88	84	85	85
Naper West Ph II, Naperville, IL	50,000	0	0	0	73	73
Niles Shopping Center, Niles, IL	26,109	73	69	80	68	68
Oak Forest Commons, Oak Forest, IL	108,330	100	99	99	99	32(a)
Oak Forest Commons III, Oak Forest, IL	7,424	62	100	100	100	88
Oak Lawn Town Center, Oak Lawn, IL	12,506	80	100	100	100	100
Orland Greens, Orland Park, IL	45,031	73	73	100	100	100
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100
Park Center Plaza, Tinley Park, IL	194,599	98	100	100	95	100
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	98	98
Park Square, Brooklyn Park, MN	137,116	93	94	89	54	54
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100
Party City, Oakbrook Terrace, IL	10,000	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	95	95	95	95	96(a)
Plymouth Collection, Plymouth, MN	45,915	94	100	100	100	100
Prairie Square, Sun Prairie, WI	35,755	83	83	83	83	83
Prospect Heights, Prospect Heights, IL	27,194	82	82	91	100	100
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	100	100	100	100	100
Randall Square, Geneva, IL	216,201	97	97	97	97	95(a)
Regency Point, Lockport, IL	54,841	100	100	100	100	100
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	100
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	96	96	96	95	93(a)
River Square Center, Naperville, IL	58,260	94	94	91	91	95
Rivertree Court, Vernon Hills, IL	298,862	93	91	97	96	97
Rochester Marketplace, Rochester, MN	69,914	N/A	N/A	92	90	90(b)
Rose Naper Plaza East, Naperville, IL	11,658	100	100	100	89	89
Rose Naper Plaza West, Naperville, IL	14,335	100	100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/03	06/30/03	09/30/03	12/31/03	03/31/04	06/30/04	09/30/04	12/31/04
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Salem Square, Countryside, IL	112,310	97	95	95	95	95
Schaumburg Plaza, Schaumburg, IL	61,485	97	97	97	97	100
Schaumburg Promenade, Schaumburg, IL	91,831	90	100	100	100	100
Sears, Montgomery, IL	34,300	95	95	95	95	100
Sequoia Shopping Ctr, Milwaukee, WI	35,407	72	72	68	72	81
Shakopee Valley, Shakopee, MN	146,430	100	100	100	100	100
Shannon Square Cub, Arden Hills, MN	68,442	N/A	N/A	N/A	N/A	100
Shingle Creek, Brooklyn Center, MN	39,456	89	85	85	85	80(a)
Shoppes of Mill Creek, Palos Park, IL	102,422	98	98	98	100	100
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	9	9	8	8	10
Shops at Orchard Place, Skokie, IL	165,141	96	96	92	92	92(b)
Six Corners, Chicago, IL	80,650	88	86	86	96	88
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	95	95	100	95	95
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100
St. James Crossing, Westmont, IL	49,994	88	78	80	80	80(a)
Staples, Freeport, IL	24,049	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	95	95	95	95	93(a)
Terramere Plaza, Arlington Heights, IL	40,965	66	79	83	96	96
Thatcher Woods, River Grove, IL	193,313	98	98	98	98	98
Townes Crossing, Oswego, IL	105,989	86	86	93	94	99
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	97
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100
University Crossing, Mishawaka, IN	136,422	N/A	N/A	N/A	88	88(b)
V. Richard's Plaza, Brookfield, WI	107,952	81	99	83	97	98
Village Ten Center, Coon Rapids, MN	211,568	N/A	N/A	98	98	98(a)
Walgreens, Decatur, IL	13,500	100	100	100	100	100
Walgreens, Jennings, MO	15,120	100	100	100	100	100
Walgreens, Woodstock, IL	15,856	100	100	100	100	100
Wauconda Shopping Ctr, Wauconda, IL	31,357	100	100	100	100	100
West River Crossing, Joliet, IL	32,452	91	84	84	91	83(a)
Western and Howard, Chicago, IL	11,974	78	78	100	100	100
Wilson Plaza, Batavia, IL	11,160	100	100	100	100	100
Winnetka Commons, New Hope, MN	42,415	65	65	65	65	65(a)
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100	100	100	100	90

	Gross
	Leasable
	Area	03/31/03	06/30/03	09/30/03	12/31/03	03/31/04	06/30/04	09/30/04	12/31/04
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Woodfield Comm E/W, Schaumburg, IL	207,583	100	100	96	100	100
Woodfield Plaza, Schaumburg, IL	177,160	70	70	72	91	91(a)
Woodland Commons, Buffalo Grove, IL	170,398	89	88	88	89	91(a)
Woodland Heights, Streamwood, IL	120,436	87	87	87	86	87

	11,784,898

(a)	We receive rent from tenants who have vacated but are still obligated under their lease terms which results in economic occupancy ranging from 32% to 100% at March 31, 2004 for each of these centers.

(b)

We, from time to time, receive payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  GAAP requires us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of March 31, 2004, the Company had six investment properties, Forest
Lake, located in Forest Lake, Minnesota; Shops at Orchard Place, located in Skokie, Illinois; Mankato Heights, located in Mankato, Minnesota; Rochester Marketplace, located in Rochester, Minnesota; University Crossing, located in Mishawaka, Indiana; and Hastings Marketplace, located in Hastings, Minnesota.

Subsequent Events

On April 17, 2004, the Company paid a distribution of $5,253,967 to stockholders of record as of March 1, 2004.

On April 23, 2004, the Company sold, through a qualified tax deferred agent, one of its investment properties, Prospect Heights, located in Prospect Heights, Illinois to a third party for approximately $2,300,000, net of closing costs.  In conjunction with this sale, the agent repaid indebtedness secured by the property of $1,095,000.  This sale resulted in a gain on sale of approximately $200,000, for accounting purposes.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2004 and 2003 we had no derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  If a derivative terminates or is sold, the gain or loss is recognized.  We will only enter into derivative transactions that satisfy the aforementioned criteria.

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

	2004	2005	2006	2007	2008	Thereafter

Fixed rate debt	108,589,030	88,987,900	53,782,470	35,487,747	104,806,081	136,769,790
Weighted average interest rate	6.77%	7.03%	6.30%	6.42%	6.57%	5.59%

Variable rate debt	6,467,700	11,716,700	45,260,175	29,947,500	-	-
Weighted average interest rate	2.40%	2.47%	2.90%	2.90%	-	-

The table above reflects indebtedness outstanding as of March 31, 2004, and does not reflect indebtedness incurred after that date.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages is estimated to be $93,392,075 for mortgages which bear interest at variable rates and $530,712,340 for mortgages which bear interest at fixed rates.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

Approximately $93,392,000, or 15% of our mortgages payable at March 31, 2004, have variable interest rates averaging 2.81%.  An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.  A .25% annualized increase in interest rates would have increased our interest expense by approximately $58,000.

Item 4.  Controls and Procedures

Our chief executive officer and chief financial officer have concluded, based on their evaluation, as of March 31, 2004, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.  There have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - Other Information

Item 1 is omitted because of the absence of conditions under which it is required.

Item 2.  Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans

January 1 – 31	65,584	$9.75	65,584	$4,783,676
February 1 – 29	43,351	9.75	43,351	4,361,001
March 1 – 31	44,792	9.75	44,792	3,924,283

Total	153,727		153,727

Items 3 through 5 are omitted because of the absence of conditions under which they are required.

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

                The following exhibits are filed as part of this document or incorporated herein by reference:

          Item No.       Description

                3.1           Third Articles of Amendment and Restatement of the Registrant dated July 1, 2000 (1)

                3.2           Amended and Restated Bylaws of the Registrant (1)

                4.1           Specimen Stock Certificate (2)

10.1         Credit Agreement dated as of June 28, 2002 among Inland Real Estate Corporation, as Borrower and KeyBank National Association as administrative agent and co-lead arranger and Fleet National Bank as syndication and co-lead arranger and the several lenders from time to time parties hereto, as lenders (3)

10.2         Amended and Restated Credit Agreement dated as of May 2, 2003 among Inland Real Estate Corporation, as Borrower and KeyBank National Association as administrative agent and lead arranger and the several lenders from time to time parties hereto, as lenders (8)

10.3         Put Agreement dated as of September 4, 2003 among Inland Real Estate Corporation, Inland Real Estate Investment Corporation, Partnership Ownership Corporation and Fleet National Bank (8)

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

                10.6         Supplemental Agreement between the Registrant and Mark E. Zalatoris dated June 15, 2001 (5)

                10.7         Consulting Agreement between the Registrant and Robert D. Parks dated July 1, 2000 (1)

                10.8         Employment Agreement between the Registrant and D. Scott Carr dated January 1, 2002 (6)

                                                                                                         10.9                                                         Employment Agreement between the Registrant and William W. Anderson dated January 1, 2002 (6)

31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

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

(*)        Filed as part of this document.

Reports on Form 8-K:

              (1)        Report on Form 8-K dated and filed February 12, 2004.

              (2)        Report on Form 8-K dated and filed February 24, 2004.

              (3)        Report on Form 8-K dated and filed March 12, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                INLAND REAL ESTATE CORPORATION

/s/ ROBERT D. PARKS

By: Robert D. Parks
President and Chief Executive Officer
Date: May 7, 2004

/s/ MARK E. ZALATORIS
By: Mark E. Zalatoris
ExecutivePresident, Chief Financial Officer
Chief Operating Officer and Treasurer
Date: May 7, 2004