Form 10-Q
period 2004-06-30
INLAND REAL ESTATE CORP
filed 2004-08-05
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

❑        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-32185

INLAND REAL ESTATE CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	36-3953261
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  630-218-8000

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange
Act). Yes  ☒ No ❑

As of August 4, 2004, there were 66,740,212 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets

June 30, 2004 (unaudited) and December 31, 2003 (audited)

Assets

	June 30, 2004 (unaudited)	December 31, 2003 (audited)
Investment properties:
Land	$348,852,580	346,088,070
Construction in progress	1,663,008	-
Building and improvements	929,943,782	920,542,755

	1,280,459,370	1,266,630,825
Less accumulated depreciation	160,683,135	147,341,377

Net investment properties	1,119,776,235	1,119,289,448

Cash and cash equivalents	42,842,921	58,388,077
Investment in securities (net of an unrealized gain of $117,203 and $1,501,765 at June 30, 2004 and December 31, 2003, respectively)	8,275,494	12,040,689
Assets held for sale (net of accumulated depreciation of $6,831,034 and $2,835,477 at June 30, 2004 and December 31, 2003, respectively)	36,034,145	14,443,761
Restricted cash	7,356,824	13,329,091
Accounts and rents receivable (net of provision for doubtful accounts of $2,606,469 and $2,966,275 at June 30, 2004 and December 31, 2003, respectively)	35,905,464	30,020,794
Investment in and advances to joint venture	-	8,392,406
Deposits and other assets	2,035,137	1,941,614
Acquired above market lease intangibles (net of accumulated amortization of $1,333,701 and $933,811 at June 30, 2004 and December 31, 2003, respectively)	5,390,186	5,772,521
Acquired in-place lease intangibles (net of accumulated amortization of $1,409,786 and $740,796 at June 30, 2004 and December 31, 2003, respectively)	13,211,819	10,414,375
Leasing fees (net of accumulated amortization of $1,629,420 and $1,368,464 at June 30, 2004 and December 31, 2003, respectively)	2,122,135	1,990,576
Loan fees (net of accumulated amortization of $6,265,812 and $5,096,350 at June 30, 2004 and December 31, 2003, respectively)	4,565,399	4,632,258

Total assets	$1,277,515,759	1,280,655,610

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

June 30, 2004 (unaudited) and December 31, 2003 (audited)

Liabilities and Stockholders' Equity

	June 30, 2004 (unaudited)	December 31, 2003 (audited)
Liabilities:
Accounts payable and accrued expenses	$3,895,128	1,994,427
Acquired below market lease intangibles (net of accumulated amortization of $2,154,338 and $1,459,136 at June 30, 2004 and December 31, 2003, respectively)	7,580,714	8,154,827
Accrued interest	2,011,202	1,809,480
Accrued real estate taxes	25,921,546	25,492,747
Distributions payable	5,264,726	5,406,012
Security and other deposits	2,481,359	2,485,207
Mortgages payable	622,820,276	615,511,713
Line of credit	110,000,000	135,000,000
Prepaid rents and unearned income	3,217,301	3,151,431
Liabilities associated with assets held for sale, including mortgages payable	20,819,460	7,741,868
Other liabilities	2,045,881	2,440,372

Total liabilities	806,057,593	809,188,084

Minority interest	20,452,541	20,973,496

Redeemable common stock relating to Put Agreement (3,932,584 Shares)	35,000,000	35,000,000

Stockholders' Equity:
Preferred stock, $.01 par value, 6,000,000 Shares authorized; none issued and outstanding at June 30, 2004 and December 31, 2003	-	-
Common stock, $.01 par value, 100,000,000 Shares authorized; 62,615,276 and 61,660,061 Shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	626,153	616,600
Additional paid-in capital (net of offering costs of $58,816,092 and redeemable common stock relating to Put Agreement of $35,000,000)	602,384,985	592,169,119
Deferred stock compensation	(640,413)	(48,000)
Accumulated distributions in excess of net income	(186,482,303)	(178,745,454)
Accumulated other comprehensive income	117,203	1,501,765

Total stockholders' equity	416,005,625	415,494,030

Commitments and contingencies

Total liabilities and stockholders' equity	$1,277,515,759	1,280,655,610

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Operations

For the three and six months ended June 30, 2004 and 2003
(unaudited)

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003
Income:
Rental income	$32,813,977	30,669,355	65,994,989	60,546,695
Additional rental income	11,870,601	11,507,492	26,224,574	23,783,167
Lease termination income	618,366	-	618,366	369,819
Interest income	212,692	130,674	365,318	257,572
Dividend income	224,420	277,139	482,269	550,687
Other income	769,746	139,068	1,186,934	252,945

	46,509,802	42,723,728	94,872,450	85,760,885
Expenses:
Professional services	230,983	173,089	446,579	254,531
General and administrative expenses	2,002,934	1,441,401	3,464,436	2,533,258
Stock exchange listing expenses	739,527	-	739,527	-
Bad debt expense	(743,084)	548,080	309,691	1,233,938
Property operating expenses	13,552,421	12,597,984	28,603,419	26,551,167
Interest expense	10,712,805	9,625,169	21,312,309	19,171,077
Depreciation	8,912,897	8,034,921	17,705,501	15,926,209
Amortization	579,394	253,243	1,097,681	473,549
Acquisition cost expenses	10,282	6,849	45,843	23,232

	35,998,159	32,680,736	73,724,986	66,166,961

Income from operations	10,511,643	10,042,992	21,147,464	19,593,924
Minority interest	(218,117)	(177,539)	(434,475)	(357,843)
Loss from operations of unconsolidated ventures	-	(187,821)	-	(160,833)

Income before discontinued operations	10,293,526	9,677,632	20,712,989	19,075,248

Discontinued operations
Income from discontinued operations (including gain on sale of investment properties of $165,518 and $2,529 for the three months ended June 30, 2004 and 2003, respectively, and $1,038,591 and $2,529 for the six months ended June 30, 2004 and 2003, respectively)	981,895	406,562	2,447,943	1,010,774

Net income	11,275,421	10,084,194	23,160,932	20,086,022

Other comprehensive income:
Unrealized gain (loss) on investment securities	(1,421,412)	837,219	(1,384,562)	392,770

Comprehensive income	$9,854,009	10,921,413	21,776,370	20,478,792

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Operations
(continued)

For the three and six months ended June 30, 2004 and 2003
(unaudited)

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003

Income before discontinued operations per common share, basic and diluted	$0.16	0.15	0.31	0.29

Income from discontinued operations per common share, basic and diluted	$0.01	0.01	0.04	0.02

Net income per common share, basic and diluted	$0.17	0.16	0.35	0.31

Weighted average common shares outstanding, basic	66,281,126	64,905,475	66,042,288	64,782,608

Weighted average common shares outstanding, diluted	66,331,144	64,909,839	66,092,306	64,786,972

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statement of Stockholders' Equity

For the six months ended June 30, 2004
(unaudited)

	Number of Shares	Common Stock	Additional Paid in Capital	Deferred Stock Compensation	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total

Balance January 1, 2004	61,660,061	$616,600	592,169,119	(48,000)	(178,745,454)	1,501,765	415,494,030

Net income	-	-	-	-	23,160,932	-	23,160,932

Other comprehensive income	-	-	-	-	-	(1,384,562)	(1,384,562)

Distributions declared ($0.47, in the aggregate, for the six months ended June 30, 2004 per weighted average common share outstanding)	-	-	-	-	(30,897,781)	-	(30,897,781)

Proceeds from DRP	1,123,907	11,240	11,733,406	-	-	-	11,744,646

Stock compensation	46,745	467	603,946	(592,413)	-	-	12,000

Repurchase of shares	(215,437)	(2,154)	(2,121,486)	-	-	-	(2,123,640)

Balance June 30, 2004	62,615,276	$626,153	602,384,985	(640,413)	(186,482,303)	117,203	416,005,625

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the six months ended June 30, 2004 and 2003
(unaudited)

	Six months ended June 30, 2004	Six months ended June 30, 2003
Cash flows from operating activities:
Net income	$23,160,932	20,086,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,705,501	16,560,622
Amortization	1,097,681	496,733
Non-cash charges associated with discontinued operations	245,821	213,822
Amortization of deferred stock compensation	12,000	12,000
Amortization on acquired above market lease intangibles	399,890	359,255
Amortization on acquired below market lease intangibles	(695,202)	(562,695)
Gain on sale of investment properties	(1,038,591)	(2,529)
Minority interest	434,475	357,843
Loss from operations of unconsolidated ventures	-	413,094
Rental income under master lease agreements	348,154	132,447
Straight line rental income	(906,325)	(1,194,454)
Provision for doubtful accounts	(331,154)	933,009
Interest on unamortized loan fees	1,235,029	710,828
Changes in assets and liabilities:
Restricted cash	1,445,516	1,740,368
Accounts and rents receivable	(5,497,804)	(3,765,203)
Deposits and other assets	(89,160)	(724,784)
Accounts payable and accrued expenses	1,414,933	501,772
Accrued interest payable	237,772	5,753
Accrued real estate taxes	285,189	1,697,722
Security and other deposits	4,397	(14,802)
Other liabilities	489	(2,823)
Prepaid rents and unearned income	(368,845)	802,428

Net cash provided by operating activities	39,100,698	38,756,428

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the six months ended June 30, 2004 and 2003
(unaudited)

	Six months ended June 30, 2004	Six months ended June 30, 2003
Cash flows from investing activities:
Restricted cash	$4,526,751	973,339
Escrows held for others	(394,980)	(866,487)
Purchase of investment securities	(4,317,255)	(918)
Sale of investment securities	6,697,888	35,451
Additions to investment properties, net of amounts payable	(5,495,679)	(8,394,388)
Purchase of investment properties	(27,773,499)	(35,312,433)
Acquired above market lease intangibles	(17,555)	-
Acquired in-place lease intangibles	(3,466,434)	-
Acquired below market lease intangibles	121,089	-
Proceeds from sale of investment property	5,229,231	494,237
Mortgage receivable	-	(1,237,876)
Construction in progress	(47,068)	-
Leasing fees	(609,376)	(493,152)

Net cash used in investing activities	(25,546,887)	(44,802,227)

Cash flows from financing activities:
Proceeds from DRP	11,744,646	10,997,878
Repurchase of shares	(2,123,640)	(5,137,425)
Loan fees	(1,351,337)	(1,194,762)
Proceeds from (pay downs on) the unsecured line of credit	(25,000,000)	20,000,000
Distributions paid	(31,994,499)	(31,289,740)
Payoff of debt	(60,413,674)	-
Loan proceeds	80,230,000	12,380,000
Principal payments of debt	(190,463)	(180,750)

Net cash provided by (used in) financing activities	(29,098,967)	5,575,201

Net increase (decrease) in cash and cash equivalents	(15,545,156)	(470,598)

Cash and cash equivalents at beginning of period	58,388,077	21,433,995

Cash and cash equivalents at end of period	$42,842,921	20,963,397

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the six months ended June 30, 2004 and 2003
(unaudited)

	Six months ended June 30, 2004	Six months ended June 30, 2003

Supplemental schedule of noncash investing and financing activities:

Distributions payable	$5,264,726	5,173,235

Cash paid for interest	$20,358,300	19,228,914

Impact of adoption of FIN 46 (consolidation of joint venture)

Assets:
Land, building and improvements and construction in progress (net of accumulated depreciation of $343,237)	9,538,623	-
Other assets	282,093	-

Total assets	$9,820,716	-

Total liabilities	$(1,428,310)	-

Investment in and advances to joint venture at January 1, 2004	$(8,392,406)	-

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2004
(unaudited)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the "Company") for the fiscal year ended December 31, 2003, which are included in the Company's 2003 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

(1) Organization and Basis of Accounting

Inland Real Estate Corporation was formed on May 12, 1994.  The Company is an owner/operator of Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois.  The Company owns, and acquires, single-user retail properties located throughout the United States.  The Company is also permitted to construct or develop properties, or render services in connection with such development or construction, subject to the Company's compliance with the rules governing real estate investment trusts under the Internal Revenue Code of 1986, as amended (the "Code").  As of June 30, 2004, the Company had ownership interests in 138 investment properties, comprised of:

Eighty-six Neighborhood Retail Centers totaling approximately 5,700,000 gross leasable square feet;

Twenty-three Community Centers totaling approximately 4,700,000 gross leasable square feet; and

Twenty-nine single-user retail properties totaling approximately 1,400,000 gross leasable square feet.

The Company, through a total of four public offerings of common stock, sold a total of 51,642,397 shares of its common stock at prices ranging from $10 to $11 per share.  In addition, as of June 30, 2004, the Company had issued 13,937,881 shares through its Dividend Reinvestment Plan ("DRP") at prices ranging from $9.05 to $10.45 per share and has repurchased a total of 5,256,435 shares through the Company's Share Repurchase Program ("SRP") at prices ranging from $9.05 to $9.75 per share, for an aggregate cost of $49,159,202.  Additionally, the Company issued 6,181,818 shares in relation to the merger in 2000, 37,279 shares pursuant to certain employment agreements and 14,920 shares pursuant to employment incentives.  On June 9, 2004, the Company repurchased 10,000 shares of its own stock to be held as acquired but unissued shares.  As a result, the Company has realized total offering proceeds of $696,827,230 as of June 30, 2004.  On June 9, 2004, the Company listed its stock and began trading on the New York Stock Exchange.

The Company qualified as a real estate investment trust ("REIT") under the Code for federal income tax purposes commencing with the tax year ending December 31, 1995.  So long as the Company qualifies for treatment as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes at least 90% its REIT taxable income to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2004
(unaudited)

The Company has elected to be taxed, for federal income tax purposes, as a REIT.  This election has important consequences because it requires the Company to satisfy certain tests regarding the nature of the revenues it can generate and the distributions that it pays to stockholders.  To ensure that the Company qualifies to be taxed as a REIT, the Company determines, on a quarterly basis, that the gross income, asset and distribution tests imposed by the Code are met.  On an ongoing basis, as due diligence is performed by the Company on potential real estate purchases or temporary investment of uninvested capital, the Company determines that the income from the new assets qualifies for REIT purposes.

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

The accompanying consolidated financial statements of the Company include, in addition to the accounts of its wholly-owned subsidiaries, the accounts of Inland Ryan, LLC, Inland Ryan Cliff Lake, LLC and the joint venture with Tri-Land Properties, Inc ("consolidated entities").  These entities are consolidated because the Company is the primary beneficiary of these variable interest entities.  The primary beneficiary is the party that absorbs a majority of the entity's expected residual returns and losses.  The third parties' interests in these consolidated entities are reflected as minority interest in the accompanying consolidated financial statements.

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

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the three and six months ended June 30, 2004.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2004
(unaudited)

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loan.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company's mortgages is estimated to be $98,497,075 for mortgages which bear interest at variable rates and $546,151,572 for mortgages which bear interest at fixed rates.  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

Offering costs are offset against the Stockholder's equity accounts.  Offering costs consist principally of printing, selling and registration costs.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of June 30, 2004 and December 31, 2003, the Company held letters of credit for tenant security deposits totaling approximately $429,000 and $414,000, respectively.

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

On December 2, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements."  The staff determined that a lessor should defer recognition of contingent rental income, such as percentage/excess rent, until the specified target that triggers the contingent rental income is achieved.  The Company has recorded percentage rental revenue in accordance with SAB 101 for all periods presented.

As of June 30, 2004 and 2003, the Company had no derivative instruments.  The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument.  The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose the Company to interest rate risk, and the derivative financial instrument will reduce that exposure.  If a derivative terminates or is sold, the gain or loss is recognized.  The Company will enter into derivative transactions that satisfy the aforementioned criteria only.

(2)     Investment Securities

The Company classifies its investment in securities in one of three categories: trading; available-for-sale; or held-to-maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2004
(unaudited)

Investment in securities at June 30, 2004 and 2003 consists of preferred and common stock investments in various real estate investment trusts and are classified as available-for-sale securities.  Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Dividend income is recognized when received.

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

Sales of investment securities available-for-sale during the six months ended June 30, 2004 and 2003 resulted in gains on sale of $903,771 and $2,299, respectively.  These gains are included in other income in the accompanying Consolidated Statements of Operations.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004 were as follows:

Less than 12 months	12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Common Stock	$4,286,151	234,437	-	-	4,286,151	234,437

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

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2004
(unaudited)

In addition, the Company has committed to lend the LLC up to $17,800,000.  Draws on the loan bear interest at a rate of 9% per annum, with interest only paid monthly on average outstanding balances.  The loan is secured by the property and matures on January 31, 2006.  As of June 30, 2004, the principal balance of this mortgage receivable was $9,704,128.  Tri-Land Properties, Inc. has guaranteed $2,500,000 of this mortgage receivable.  During the consolidation process, this amount and the mortgage payable in the joint venture partner's accounts were eliminated.

(4)     Transactions with Related Parties

During the six months ended June 30, 2004 and 2003, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations, property tax reduction services and mail processing from affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $50 per hour.  The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the six months ended June 30, 2004 and 2003, these expenses, totaling $628,916 and $415,137, respectively, are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the six months ended June 30, 2004 and 2003 were $124,452 and $115,646, respectively, and are also included in general and administrative expenses.  The Inland Group, Inc., itself and through affiliates, owns approximately 9.6% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc., or its affiliates.  Expenses paid to affiliates of The Inland Group, Inc., therefore, are classified as expenses to non-affiliates on the Consolidated Statements of Operations.

During the six months ended June 30, 2004 and 2003, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc.  The fees for these services were based on costs incurred by The Inland Real Estate Group, Inc. equal to $220 per hour.  For the six months ended June 30, 2004 and 2003, the Company paid $842 and $88,438, respectively, for these legal services.

An affiliate of The Inland Group, Inc. was the mortgagee on the Walgreens property, located in Decatur, Illinois.  The loan secured by this mortgage matured on May 31, 2004 and the principal was repaid.  For the six months ended June 30, 2004 and 2003, the Company paid principal and interest payments totaling $28,444 and $34,133, respectively.

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. to acquire and develop the Century Consumer Mall in Merrillville, Indiana.  Richard Dube, the brother-in-law of Mr. Daniel Goodwin, the Company's chairman of the board, is the president and a principal owner of Tri-Land.  Reference is made to Note 3 for more information on the Company's joint venture.

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company will pay a fee in the amount of .75 percent (.75%) per annum on the net asset value under management.  The Company paid approximately $45,253 for these services during the six months ended June 30, 2004.  The Company paid no such fees during the six months ended June 30, 2003.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2004
(unaudited)

During the year ended December 31, 2003, the Company entered into an agreement with Inland Real Estate Investment Corporation, Partnership Ownership Corporation (a wholly owned subsidiary of Inland Real Estate Investment Corporation) and Fleet National Bank.  Inland Real Estate Investment Corporation and Partnership Ownership Corporation are both owned or controlled by The Inland Group, Inc.  Three of the Company's directors, Messrs. Goodwin, Cosenza and Parks are directors and shareholders of The Inland Group, Inc.  Mr. Goodwin owns a controlling interest in The Inland Group, Inc.  Inland Real Estate Investment Corporation and Partnership Ownership Corporation have collectively pledged 6,166,358 shares of the Company's common stock, which they own, to secure draws under a $35,000,000 line of credit obtained by them from Fleet National Bank.  Under the agreement, Inland Real Estate Investment Corporation paid the Company $100,000 in return for its agreement to repurchase a portion of these pledged shares, at a price of $8.90 per share, from Fleet National Bank if Inland Real Estate Investment Corporation defaults on the line of credit agreement and Fleet National Bank exercises its right under the pledge agreement to obtain ownership of the shares.  Although Inland Real Estate Investment Corporation and Partnership Ownership Corporation have pledged shares, the Company is only required to repurchase that number of shares multiplied by $8.90 needed to satisfy any of Inland Real Estate Investment Corporation's or Partnership Ownership Corporation's obligations, including principal, accrued interest and other costs and expenses under the line of credit agreement.  Further, the Company is not required to repurchase more than $15,000,000 worth of shares during any six month period.  The maximum amount the Company is required to repurchase is approximately 4,000,000 shares or $35,000,000 of stock based on a price of $8.90 per share.  As of June 30, 2004, Inland Real Estate Investment Corporation had drawn approximately $32,000,000 on its line of credit.  In accordance with FIN 45, the Company has recorded this premium of $100,000 paid by Inland Real Estate Investment Corporation as a liability related to its obligation to stand ready to perform on its guarantee.  The Company will recognize the premium received as income upon the termination date of this agreement.  In addition, the Company has classified the potential amount to be redeemed under this agreement as temporary equity in the accompanying Consolidated Balance Sheets.  This agreement was approved by the Company's independent directors who, among other things, determined the fairness of the fee received by the Company from Inland Real Estate Investment Corporation.  In determining that the fee was fair, the independent directors obtained a fairness opinion, the cost of which was paid for by Inland Real Estate Investment Corporation.

On August 2, 2004, as a result of an amendment and restatement of the line of credit agreement between the lender and Inland Real Estate Investment Corporation as borrower, the lender delivered to the Company a termination and release of the Put Agreement.  The Company will remove the liability recorded for its obligation under the Put Agreement and recognize the $100,000 premium received as earned income on the termination date of August 2, 2004.  Additionally, the Company will reclassify the amount of temporary equity currently recorded on the Consolidated Balance Sheet at June 30, 2004.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2004
(unaudited)

  (5)     Investment Properties

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of June 30, 2004, the Company had the following five investment properties subject to master lease agreements:

  Forest Lake Marketplace, located in Forest Lake, Minnesota;
  Shops at Orchard Place, located in Skokie, Illinois;
  Rochester Marketplace, located in Rochester, Minnesota;
  University Crossing, located in Mishawaka, Indiana; and
  Hastings Marketplace, located in Hastings, Minnesota.

The cumulative amounts of such payments were $7,701,512 and $7,353,358 as of June 30, 2004 and December 31, 2003, respectively.

(6) Discontinued Operations

During the six months ended June 30, 2004 and the year ended December 31, 2003, the Company sold two and three investment properties, respectively.  Additionally, during the year ended December 31, 2003, the Company sold a 2,280 square foot free-standing restaurant building, Popeye's, which was part of one of our existing investment properties.  For federal and state income tax purposes, certain of the Company's sales qualified as part of tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions.  The following table summarizes the properties sold, date of sale, indebtedness repaid, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid	Approximate Net Sales Proceeds (after repayment of debt)	Gain on Sale	Tax Deferred Exchange

Popeye's	April 8, 2003	$-	$340,000	$2,529	No
Summit of Park Ridge	December 24, 2003	1,600,000	1,600,000	720,712	Yes
Eagle Country Market	December 24, 2003	1,450,000	1,700,000	587,336	Yes
Eagle Ridge Center	December 30, 2003	3,000,000	2,000,000	4,057	Yes
Zany Brainy	January 20, 2004	1,245,000	1,600,000	873,073	Yes
Prospect Heights	April 23, 2004	1,095,000	1,200,000	165,518	Yes

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2004
(unaudited)

From time to time, the Company receives unsolicited offers to purchase its investment properties, at prices in excess of book value.  Upon receipt of a valid offer or the signing of a listing agreement, the Company classifies the asset as held for sale and suspends depreciation.  As of June 30, 2004, the following investment properties were held for sale and depreciation was suspended as of the date noted:

June 1, 2003 – Dominick's, located in Highland Park, Illinois;

November 1, 2003 – Walgreens, located in Woodstock, Illinois;

January 16, 2004 – Fairview Heights, located in Fairview Heights, Illinois;

April 16, 2004 – Prairie Square, located in Sun Prairie, Wisconsin;

April 19, 2004 – Wauconda Shopping Center, located in Wauconda, Illinois;

April 19, 2004 – Sequoia Shopping Center, located in Milwaukee, Wisconsin;

May 17, 2004 – Calumet Square, located in Calumet City, Illinois; and

  May 17, 2004 – Crestwood Plaza, located in Crestwood, Illinois.

If these current offers do not result in the sale of these properties, the Company will continue to actively market them for sale.

Results of operations for the investment properties sold, or held for sale, during the three and six months ended June 30, 2004 and 2003 (unaudited), are presented in the table below:

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003
Income:
Rental income	$1,146,397	1,482,936	2,241,549	3,044,776
Additional rental income	314,637	434,996	630,934	878,846

	1,461,034	1,917,932	2,872,483	3,923,622
Expenses:
Bad debt expense	10,296	113,220	9,181	80,294
Property operating expense	320,399	599,771	689,337	1,189,246
Interest expense	259,236	393,837	518,792	774,418
Depreciation	28,281	395,438	207,094	847,712
Amortization	26,445	11,633	38,727	23,707

	644,657	1,513,899	1,463,131	2,915,377

Income from operations	816,377	404,033	1,409,352	1,008,245

Gain on sale of investment property	165,518	2,529	1,038,591	2,529

Income from discontinued operations	$981,895	406,562	2,447,943	1,010,774

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2004
(unaudited)

The following assets and liabilities relating to the investment properties sold, or held for sale, as of June 30, 2004 and December 31, 2003, are presented in the table below:.

	June 30, 2004 (unaudited)	December 31, 2003 (audited)
Assets:
Accounts and rents receivable, net of provision for doubtful accounts	$1,674,916	831,135
Land	9,110,221	4,433,080
Building	31,745,876	12,001,767
Accumulated depreciation	(6,831,034)	(2,835,477)
Loan fees, net of accumulated amortization	123,468	13,120
Leasing fees, net of accumulated amortization	192,677	-
Other assets	18,021	136

Total assets held for sale	36,034,145	14,443,761

Liabilities:
Accounts payable and accrued expenses	38,463	772
Accrued interest	83,076	47,026
Accrued real estate taxes	666,239	39,837
Prepaid rents and unearned income	45,065	9,233
Security and other deposits	24,317	-
Mortgage payable	19,962,300	7,645,000

Total liabilities associated with assets held for sale	$20,819,460	7,741,868

(7) Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases.  GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $906,325 and $1,194,454 for the six months ended June 30, 2004 and 2003, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $17,440,622 and $16,534,297 in related accounts and rents receivable as of June 30, 2004 and December 31, 2003, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2004
(unaudited)

(8)     Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at June 30, 2004 and December 31, 2003:

Mortgagee	Interest Rate at June 30, 2004	Interest Rate at December 31, 2003	Maturity Date	Current Monthly Payment	Balance at June 30, 2004	Balance at December 31, 2003

Allstate (a) (b)	7.21%	7.21%	12/2004	$38,453	$6,400,000	$6,400,000
Allstate	7.00%	7.00%	01/2005	23,917	4,100,000	4,100,000
Allstate	7.15%	7.15%	01/2005	18,173	3,050,000	3,050,000
Allstate	7.00%	7.00%	02/2005	31,946	5,476,500	5,476,500
Allstate	6.65%	6.65%	05/2005	53,200	9,600,000	9,600,000
Allstate	6.82%	6.82%	08/2005	60,243	10,600,000	10,600,000
Allstate	7.40%	7.40%	09/2005	220,687	35,787,000	35,787,000
Allstate	7.38%	7.38%	02/2006	132,750	21,600,000	21,600,000
Allstate	5.87%	5.87%	09/2009	29,350	6,000,000	6,000,000
Allstate	4.65%	4.65%	01/2010	87,188	22,500,000	22,500,000
Allstate	9.25%	9.25%	12/2009	30,125	3,908,081	3,908,081
Allstate	4.84%	4.84%	12/2009	47,593	11,800,000	11,800,000
Allstate	4.70%	4.70%	10/2010	48,488	12,380,000	12,380,000
Archon Financial	4.35%	4.35%	12/2007	23,885	6,589,000	6,589,000
Archon Financial	4.88%	4.88%	01/2011	148,813	30,720,000	30,720,000
Bear, Stearns Funding, Inc. (c)	-	6.86%	06/2004	-	-	57,450,000
Bear, Stearns Funding, Inc.	6.50%	6.50%	09/2006	73,288	13,530,000	13,530,000
Bear, Stearns Funding, Inc.	6.03%	6.03%	07/2007	68,340	13,600,000	13,600,000
Bear, Stearns Funding, Inc.	6.60%	6.60%	02/2009	44,000	8,000,000	8,000,000
Bear, Stearns Funding, Inc. (c) (d)	4.11%	-	07/2011	162,042	47,300,000	-
Berkshire Mortgage (e)	7.79%	7.79%	10/2007	105,719	13,766,134	13,853,287
Column Financial, Inc (f)	7.00%	7.00%	11/2008	145,833	25,000,000	25,000,000
Inland Mortgage Serv. Corp.	-	7.65%	05/2004	-	-	632,064
John Hancock Life Insurance (e)	7.65%	7.65%	01/2018	88,885	12,335,821	12,395,938
Key Bank	5.00%	5.00%	10/2010	31,250	7,500,000	7,500,000
LaSalle Bank N.A. (b) (g)	2.41%	2.42%	10/2004	12,811	6,467,700	6,467,700
LaSalle Bank N.A. (b)	3.07%	3.07%	10/2004	18,810	7,445,000	7,445,000
LaSalle Bank N.A. (b)	7.25%	7.25%	10/2004	63,488	10,654,300	10,654,300
LaSalle Bank N.A .(b)	7.26%	7.26%	10/2004	56,389	9,450,000	9,450,000
LaSalle Bank N.A. (b)	7.26%	7.26%	12/2004	35,266	5,910,000	5,910,000
LaSalle Bank N.A. (b)	7.36%	7.36%	12/2004	58,375	9,650,000	9,650,000
LaSalle Bank N.A.	7.26%	7.26%	01/2005	58,105	9,737,620	9,737,620
LaSalle Bank N.A.	3.59%	3.59%	03/2005	7,078	2,400,000	2,400,000
LaSalle Bank N.A. (g)	2.51%	2.52%	04/2005	5,091	2,467,700	2,467,700
LaSalle Bank N.A. (g)	2.51%	2.52%	06/2005	11,551	5,599,000	5,599,000
LaSalle Bank N.A. (g)	2.41%	2.42%	11/2005	7,230	3,650,000	3,650,000
LaSalle Bank N.A.	6.81%	6.81%	12/2005	43,843	7,833,000	7,833,000
LaSalle Bank N.A.	4.86%	4.86%	12/2006	72,764	18,216,000	19,461,000
LaSalle Bank N.A. (g) (h)	2.91%	2.92%	12/2006	105,633	44,165,175	45,260,175
LaSalle Bank N.A. (g) (i)	2.91%	2.92%	12/2007	71,628	29,947,500	29,947,500
LaSalle Bank N.A. (j)	1.46%	1.63%	12/2014	7,460	6,200,000	6,200,000
Lehman Brothers Holding, Inc. (k)	6.36%	6.36%	10/2008	289,380	54,600,000	54,600,000
Midland Loan Serv. (e)	7.86%	7.86%	01/2008	37,649	4,842,045	4,876,848
Principal Life Insurance	5.96%	5.96%	12/2008	54,633	11,000,000	11,000,000
Principal Life Insurance	5.25%	5.25%	10/2009	32,375	7,400,000	7,400,000

  INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2004
(unaudited)

Mortgagee	Interest Rate at June 30, 2004	Interest Rate at December 31, 2003	Maturity Date	Current Monthly Payment	Balance at June 30, 2004	Balance at December 31, 2003

Principal Life Insurance (c)	3.99%	-	06/2010	109,492	32,930,000	-
Principal Life Insurance	8.27%	8.27%	09/2010	40,316	5,850,000	5,850,000
Principal Life Insurance	5.57%	5.57%	10/2012	47,345	10,200,000	10,200,000
Woodmen of the World	6.75%	6.75%	06/2008	26,016	4,625,000	4,625,000

Mortgages Payable					$642,782,576	623,156,713

In conjunction with the potential sale of Dominick's in Highland Park, the Company has classified this amount as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet as of June 30, 2004 and December 31, 2003.

Approximately $55,900,000 of the Company's mortgages payable mature during 2004.  The Company intends to replace the remaining debt with new loans for terms of five years or longer at the market interest rate at the time the existing debt matures.

In May 2004, the Company refinanced this debt.  It was replaced with total debt of $80,230,000 for terms ranging from six to seven years with fixed interest rates lower than the original loan.

In conjunction with the potential sale of Fairview Heights, the Company has classified $8,570,000 of this amount as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet as of June 30, 2004.

These loans require payments of principal and interest monthly; all other loans listed are interest only.

Approximately $570,000 of this loan is secured by Walgreens, located in Woodstock, Illinois.  At June 30, 2004 and December 31, 2003,
the Company has classified this property as held for sale.  Upon sale of this property, the Company will substitute an alternate property as collateral for this loan.

Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

In conjunction with the potential sales of Crestwood Plaza, Calumet Square and Sequoia Plaza, the Company has classified $3,442,300 of this amount as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet as of June 30, 2004.

In conjunction with the potential sale of Prairie Square, the Company has classified $1,550,000 of this amount as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet as of June 30, 2004.

As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development
Revenue Bonds, Series 1994 issued by the Village of Skokie, Illinois.  The interest rate on these bonds floats and is reset weekly by a re-
marketing agent.  The rate at June 30, 2004 was 1.46%.  The bonds are further secured by an Irrevocable Letter of Credit, issued by
LaSalle Bank at a fee of 1.25% of the principal amount outstanding, paid annually.  In addition, the Company is required to pay a re-
marketing fee of .125% per annum of the principal amount outstanding, paid quarterly and a trustee fee of $500 also paid quarterly.

Approximately $1,334,000 of this loan is secured by Wauconda Shopping Center, located in Wauconda, Illinois.  At June 30, 2004, the
Company has classified this property as held for sale.  Upon sale of this property, the Company will substitute an alternate property as collateral for this loan.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2004
(unaudited)

(9) Line of Credit

On June 28, 2002, the Company entered into a $100,000,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years.  The funds from this line of credit will be used to purchase additional investment properties.  The Company is required to pay interest only on draws under the line at the rate equal to LIBOR plus 375 basis points.  The Company is also required to pay, on a quarterly basis, an amount less than 1%, per annum, on the average daily funds remaining under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2004, the Company was in compliance with such covenants.  In connection with obtaining this line of credit, the Company paid fees in an amount totaling approximately $1,500,000 (which includes a one and one-half percent commitment fee).

On May 2, 2003, the Company amended its line of credit agreement with KeyBank N.A.  This amendment reduces the interest rate charged on the outstanding balance by 1.25% and extends the maturity to May 2, 2006.  In addition, the aggregate commitment of the Company's line was increased by $50,000,000, to a total of $150,000,000.  In conjunction with this amendment, the Company paid approximately $750,000 in fees and costs.  The outstanding balance on this line of credit was $110,000,000 as of June 30, 2004 with an average interest rate of 3.85% per annum.

(10) Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "commons shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing option or other contracts.  As of June 30, 2004 and December 31, 2003, options to purchase 39,500 and 31,500 shares of common stock, respectively, at exercise prices ranging from $9.05 to $10.45 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

As of June 30, 2004, 37,279 shares of common stock issued pursuant to employment agreements were outstanding, of which 2,180 have vested.  Additionally, the Company issued 14,920 shares pursuant to employment incentives of which none have vested.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.

On September 4, 2003, the Company entered into a Put Agreement with Inland Real Estate Investment Corporation, Partnership Ownership Corporation (a wholly owned subsidiary of Inland Real Estate Investment Corporation) and Fleet National Bank.  Inland Real Estate Investment Corporation and Partnership Ownership Corporation, both affiliates of The Inland Group, Inc., have collectively pledged 6,166,358 shares of the Company's common stock, which they own, to secure draws under a $35 million line of credit obtained by them from Fleet National Bank.  These shares are included in the computation of basic and diluted EPS and will not effect this computation unless a default by Inland Real Estate Investment Corporation occurs.

The basic weighted average number of common shares outstanding were 66,042,288 and 64,782,608 for the six months ended June 30, 2004 and 2003, respectively.  The diluted weighted average number of common shares outstanding were 66,092,306 and 64,786,972 for the six months ended June 30, 2004 and 2003, respectively.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2004
(unaudited)

(11) Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers.  These agreements became effective January 1, 2002.

As of June 30, 2004, an aggregate of 37,279 shares of the Company's common stock, were issued pursuant to these agreements.  Of the total shares issued, 5,454 were issued at a value of $11 per share, which had been the last price at which shares were issued in a public offering, excluding shares issued through the Company's DRP.  During the six months ended June 30, 2004, the Company issued 31,825 additional shares at a value of $12.93 per share, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  These 37,279 shares have an aggregate value of $471,497.  Additionally, the Company issued 14,920 shares pursuant to employment incentives for certain Company officers.  These shares were also issued at a value of $12.93 per share, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange.   Each officer vests an equal portion of shares over a five-year vesting period beginning January 1, 2003.  Compensation cost of $12,000 was recorded in connection with the issuance of these shares for the six months ended June 30, 2004.

The officers may also receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company beginning January 1, 2003.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2004
(unaudited)

(12) Segment Reporting

The Company owns and acquires Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois, as well as single-user properties located throughout the United States.  The Company currently owns investment properties within the States of Florida, Illinois, Indiana, Michigan, Minnesota, Missouri, Ohio, Tennessee and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

The Company assesses and measures operating results on an individual property basis for each of its investment properties based on property net operating income.  Because all of the Company's investment properties exhibit highly similar economic characteristics, generally have tenants that offer products catering to the day-to-day living needs of individuals, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.

The property net operating income is summarized in the following table for the six months ended June 30, 2004 and 2003, along with reconciliation to income from operations.  Net investment properties, non-segment assets and total assets are also presented as of June 30, 2004 and 2003:

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003

Total rental and additional rental income	$44,684,578	42,176,847	92,219,563	84,329,862
Total property operating expenses	(13,552,421)	(12,597,984)	(28,603,419)	(26,551,167)

Property net operating income	31,132,157	29,578,863	63,616,144	57,778,695

Other income:
Lease termination income	618,366	-	618,366	369,819
Interest income	212,692	130,674	365,318	257,572
Dividend income	224,420	277,139	482,269	550,687
Other income	769,746	139,068	1,186,934	252,945

Other expenses:
Professional services	(230,983)	(173,089)	(446,579)	(254,531)
General and administrative	(2,002,934)	(1,441,401)	(3,464,436)	(2,533,258)
Stock exchange listing expenses	(739,527)	-	(739,527)	-
Bad debt expense	743,084	(548,080)	(309,691)	(1,233,938)
Interest expense	(10,712,805)	(9,625,169)	(21,312,309)	(19,171,077)
Depreciation and amortization	(9,492,291)	(8,288,164)	(18,803,182)	(16,399,758)
Acquisition cost expense	(10,282)	(6,849)	(45,843)	(23,232)

Income from operations	10,511,643	10,042,992	21,147,464	19,593,924

Net investment properties and other related segment assets	1,178,440,976	1,149,192,476	1,178,440,976	1,149,192,476

Non-segment assets	99,074,783	70,614,536	99,074,783	70,614,536

Total assets	1,277,515,759	1,219,807,012	1,277,515,759	1,219,807,012

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

June 30, 2004
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

Three of the Company's investment properties are located in tax increment financing districts.  The Company has agreed to fund any shortfalls in the tax increment generated in these districts.  At June 30, 2004, the Company does not believe any monies will be due.

(14) Subsequent Events

On July 17, 2004, the Company paid an aggregate cash dividend of $5,106,367 to stockholders of record as of June 1, 2004.

On July 20, 2004, the Company purchased a property from an unaffiliated third party for $37,300,000.  The purchase price was funded using cash and cash equivalents.  The property is located in Crystal Lake, Illinois and contains 358,423 square feet of leaseable space.  The major tenants are Best Buy, K-Mart, Office Depot, Cost Plus World Market, Borders Books, Bed Bath & Beyond, Sports Authority and Ace Hardware.

On July 21, 2004, the Company announced that it had declared a cash dividend of $0.08 per share on the outstanding shares of its common stock.  This dividend will be paid on August 17, 2004 to stockholders of record as of August 2, 2004.

On July 30, 2004, the Company amended and restated its Dividend Reinvestment Plan.  The amended DRP contains several new features.  For more information regarding the amended DRP, refer to the Post-Effective Amendment No. 1 on Form S-3 (file number 333-107077) filed by the Company with the Securities and Exchange Commission on July 30, 2004.

On August 2, 2004, as a result of an amendment and restatement of the line of credit agreement between the lender and Inland Real Estate Investment Corporation as borrower, the lender delivered to the Company a termination and release of the Put Agreement.  The Company will remove the liability recorded for its obligation under the Put Agreement and recognize the $100,000 premium received as earned income on the termination date of August 2, 2004.  Additionally, the Company will reclassify the amount of temporary equity currently recorded on the Consolidated Balance Sheet at June 30, 2004.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by  such words   as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.   Examples of factors which could affect our performance are set forth in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 15, 2004 under the heading "Investment Considerations."  The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This section provides the following:

  an executive summary and our strategies and objectives;

  the critical accounting policies that impact the treatment, for financial statement purposes, of certain items such as how we value our investment properties, recognize rental income and depreciate our assets;

  a discussion of our Consolidated Balance Sheets and Consolidated Statements of Cash Flows and how the changes in balance sheet and cash flow items from period to period impact our liquidity and capital resources; and

  a discussion of our results of operations, including changes in Funds From Operations from period to period.

We have elected to be taxed, for federal income tax purposes, as a real estate investment trust ("REIT").  This election has important consequences for it requires us to satisfy certain tests regarding the nature of the revenues we can generate and the distributions that we pay to our stockholders.  To ensure that we continue to qualify to be taxed as a REIT, we determine, on a quarterly basis, that the gross income, asset and distribution tests imposed by the Internal Revenue Code are satisfied.  On an ongoing basis, as due diligence is performed on potential real estate purchases or temporary investment of uninvested capital, we determine that the income from the new assets qualifies for REIT purposes.  To maintain our qualification as a REIT, we must distribute at least 90% of our "REIT taxable income" to our stockholders.  We generate capital from financings on unencumbered properties, draws on our line of credit and proceeds from our Dividend Reinvestment Plan.

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

Executive Summary

We are in the business of owning and operating Neighborhood Retail Centers (gross leasable areas ranging from 5,000 to 150,000 square feet) and Community Centers (gross leasable areas in excess of 150,000 square feet).  We are a self-administered real estate investment trust formed under Maryland law.  Our investment properties are located primarily within an approximate 400-mile radius of our headquarters in Oak Brook, Illinois.  Additionally, we own and acquire single-user retail properties located throughout the United States.  We are also permitted to construct or develop properties, or render services in connection with such development or construction.  As of June 30, 2004, we owned interests in 138 investment properties.

Essentially all of our revenues and cash flows are generated by collecting rental payments from our tenants.  We intend to continue to grow our revenues by acquiring additional investment properties and re-leasing those spaces that are vacant, or may become vacant, at more favorable rental rates.  We believe we have acquisition opportunities due to our reputation and our concentration in the Chicago and Minneapolis-St. Paul metropolitan areas.

Our largest expenses relate to the operation of our properties as well as the interest expense on our mortgages payable.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.

We will use cash received from our Dividend Reinvestment Plan, proceeds from financings on previously unencumbered properties and earnings we retain that are not distributed to our stockholders to continue purchasing additional investment properties.

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

Strategies and Objectives

Our primary business objective is to enhance the performance and value of our investment properties through management strategies that address the needs of an evolving retail marketplace.  Our strong commitment to operating our centers efficiently and effectively is, we believe, a direct result of our expertise in the acquisition, management and leasing of our properties.  We focus on the following areas in order to achieve our objectives:

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

During the six months ended June 30, 2004, we acquired three additional investment properties totaling approximately 195,000 square feet for approximately $29,800,000.  Additionally, during the six months ended June 30, 2004, we sold two investment properties.  Total proceeds from these sales were $5,229,231, net of closing costs.

Critical Accounting Policies

General

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release ("FRR") No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies."  A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  We believe that our most critical accounting policies relate to how we value our investment properties and determine whether assets are held for sale, recognize rental income and lease termination income, our cost capitalization and depreciation policies and consolidation/equity accounting policies.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  The purpose of FRR 60 is to provide stockholders with an understanding of how management forms these policies.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America ("GAAP").  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we conduct an impairment analysis to ensure that the carrying value of each of our investment properties does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements for the six months ended June 30, 2004.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.   The evaluation of acquired in-place leases consists of a variety of components including the cost avoidance associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term to amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of June 30, 2004, we had not allocated any amounts to customer relationships because we already have customer relationships with significant tenants at the properties we have acquired.

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

Assets Held for Sale.  When determining whether to classify an asset as held for sale, we consider the following criteria, whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale, in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

When all of the above criteria are met, we hold the asset for sale.  On the day that these criteria are met, we suspend depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets that are held for sale are classified separately on the Consolidated Balance Sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the Consolidated Statements of Operations as discontinued operations for all periods presented.

Once a property is held for sale, we are committed to selling the property.  If the current offers that exist on properties held for sale do not result in the sale of these properties, we generally will continue to actively market them for sale.

Recognition of Rental and Additional Rental Income.  Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as "straight-lining" rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the later phases of a lease.  Due to the impact of "straight-lining," rental income exceeded the cash collected for such rent by $906,325 and $1,194,454 for the six months ended June 30, 2004 and 2003, respectively.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of rental income in the accompanying Consolidated Statements of Operations.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is also included as a component of rental income in the accompanying Consolidated Statements of Operations.  In accordance with Staff Accounting Bulletin 101, we defer recognition of contingent rental income, such as percentage/excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

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

Consolidation/Equity Accounting Policies.  We consolidate the operations of a joint venture if we determine that we are the primary beneficiary.  The primary beneficiary of a variable interest entity is the one that absorbs a majority of the entity's expected losses or residual returns, or both.  There are significant judgments and estimates involved in determining who is the primary beneficiary.  In accordance with FASB Interpretation No. 46R ("FIN 46"), the assets, liabilities and results of operations of a variable interest entity should be included in the consolidated financial statements of the primary beneficiary.  The third party's interest in a joint venture is reflected as minority interest in our consolidated financial statements.

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at June 30, 2004 and December 31, 2003 were $42,842,921 and $58,388,077, respectively.  Income generated from our investment properties is the primary source from which we generate cash.  The table below presents lease payments to be received in the future.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), our draws on the line of credit with KeyBank N.A. and proceeds from financings secured by our investment properties.  When it is necessary, such as for new acquisitions, we can generate cash flow by entering into financing arrangements or possible joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties and for purchasing additional investment properties.

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2004	$135,373,016
2005	163,570,382
2006	120,367,974
2007	108,989,568
2008	95,795,774
Thereafter	529,877,885

Total	$1,153,974,599

As of June 30, 2004, we owned interests in 138 investment properties.  Of the 138 investment properties owned, sixteen are currently unencumbered by any indebtedness.  We generally limit our indebtedness to approximately fifty- percent (50%) of the original purchase price of the investment properties in the aggregate.  These sixteen unencumbered investment properties were purchased for an aggregate purchase price of approximately $83,980,000 and would therefore yield approximately $41,990,000 in additional cash from financing, using this standard.  In the aggregate, all of our 138 investment properties are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $0.94 per share on an annual basis.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2008 and thereafter:

2004	$56,979,669
2005	100,704,600
2006 (a)	207,947,645
2007	65,392,708
2008	104,788,509
Thereafter	216,969,445

Total	$752,782,576

Included in the debt maturing during 2006 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2004, we were in compliance with such covenants.

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended June 30, 2004 and 2003:

	2004	2003

Net cash provided by operating activities	$39,100,698	38,756,428

Net cash used in investing activities	$(25,546,887)	(44,802,227)

Net cash provided by (used in) financing activities	$(29,098,967)	5,575,201

Cash Flows From Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2004 was impacted by an increase over the six months ended June 30, 2003 of approximately $5,400,000 or 6.23% in rental and additional rental payments.  Approximately $5,800,000 of this increase is attributable to six months of payments received from tenants at our properties newly acquired between the end of January 2003 and December 2003 as well as one to five months of payments received from tenants at our properties newly acquired in 2004.  We had a decrease of approximately $600,000 in payments on our properties owned for a full six months in both 2003 and 2004.  This decrease is due to both the timing of collections made at the end of the year 2003 and 2004 as well as a decrease in the collections of common area maintenance billings.  Certain tenants pay monthly estimates towards their common area maintenance expense billings.  A reconciliation of actual expense billings to monthly estimates paid was performed during the three months ended March 31, 2004 for actual expense incurred during the year ended December 31, 2003 and resulted in larger credits to the tenant's accounts.  These tenants used their credits to offset the monthly estimates due during the three months ended March 31, 2004, therefore reducing the amount of cash paid in.  The monthly estimates, calculated based on the actual expenses of the prior year, decreased for some of our tenants as well; therefore, cash paid was reduced for the six months ended June 30, 2004.

Property operating expenses increased approximately $4,000,000 for the six months ended June 30, 2004, an increase of approximately 18.67% over the property operating expenses for the six months ended June 30, 2003.  Approximately $2,000,000 of this increase is attributable to real estate taxes.  Snow removal costs increased approximately $600,000 for the six months ended June 30, 2004 as compared to June 30, 2003.  Insurance premiums also increased approximately $500,000 for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Cash Flows From Investing Activities

The primary use of cash in 2004 and 2003 was the purchase of additional investment properties, as well as for additions to our existing investment properties.  We purchased three investment properties during the six months ended June 30, 2004 as well as during the six months ended June 30, 2003.  Conversely, during the six months ended June 30, 2004 we sold two investment properties for approximately $5,200,000 as compared to selling a free standing restaurant building, Popeye's, which was part of Calumet Square as well as a piece of vacant land at Townes Crossing for approximately $500,000, during the six months ended June 30, 2003.  Additionally we received cash from the sale of investment securities of approximately $6,700,000 and used approximately $4,300,000 to purchase investment securities during the six months ended June 30, 2004.

Cash Flows From Financing Activities

We used approximately $30,000,000 in cash for financing activities during the six months ended June 30, 2004, as compared to receiving approximately $6,000,000 for the six months ended June 30, 2003.  This increase in cash used is due primarily to the pay down of draws taken on the unsecured line of credit of $25,000,000 during the six months ended June 30, 2004, as compared to receiving $20,000,000 from draws on the line of credit during the six months ended June 30, 2003.  Additionally, we used approximately $60,000,000 for the repayment of indebtedness during the six months ended June 30, 2004 and no indebtedness was repaid during the six months ended June 30, 2003.  Partially offsetting the increase in cash used was the receipt of approximately $80,000,000 in loan proceeds during the six months ended June 30, 2004, as compared to receiving approximately $12,000,000 in loan proceed during the six months ended June 30, 2003..

Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2004 and 2003.  At June 30, 2004, we owned 29 single-user retail properties, 86 Neighborhood Retail Centers and 23 Community Centers.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same three and six month periods during each year.  A total of 121 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.5 million square feet.  A total of nine investment properties, those that have been acquired during the three and six months ended June 30, 2004 and the year ended December 31, 2003, are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 89% of the square footage of our portfolio at June 30, 2004.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  In addition to "same store" income growth, we anticipate an increase in total net operating income from continued acquisition activity during 2004.  Additionally, we are able to determine the effects of our new acquisitions on net income.  Through all of these activities, we anticipate growth in total net operating income of approximately 2%-3% in 2004.

Net income and net income per common share for the three months ended June 30, 2004 and 2003 are summarized below:

	2004	2003

Net income	$23,160,932	20,086,022

Net income per common share, basic and diluted	$0.35	0.31

Weighted average common shares outstanding, basic	$66,042,288	64,782,608

Weighted average common shares outstanding, diluted	$66,092,306	64,786,972

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to interest, depreciation, amortization and bad debt expense for the three and six months ended June 30, 2004 and 2003 along with a reconciliation to income from operations, calculated in accordance with GAAP.

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003

Rental and additional rental income:
"Same store" investment properties, 121 properties, approximately 10.5 million square feet	$41,500,387	41,555,384	86,056,993	83,554,789
"Other investment properties," Nine properties, approximately 887,000 square feet	3,184,191	621,463	6,162,570	775,073

Total rental and additional rental income	44,684,578	42,176,847	92,219,563	84,329,862

Property operating expenses:
"Same store" investment properties (excluding interest, depreciation, amortization and bad debt expense)	$12,760,768	12,499,103	26,911,717	26,408,775
"Other investment properties" (excluding interest, depreciation, amortization and bad debt expense)	791,653	98,881	1,691,702	142,392

Total property operating expenses	13,552,421	12,597,984	28,603,419	26,551,167

Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	$28,739,619	29,056,281	59,145,276	57,146,014
"Other investment properties"	2,392,538	522,582	4,470,868	632,681

Total net operating income	31,132,157	29,578,863	63,616,144	57,778,695

Other income:
Lease termination income	618,366	-	618,366	369,819
Interest and dividend income	437,112	407,813	847,587	808,259
Other income	769,746	139,068	1,186,934	252,945

Other expenses:
Professional services	230,983	173,089	446,579	254,531
General and administrative expenses	2,002,934	1,441,401	3,464,436	2,533,258
Stock exchange listing expenses	739,527	-	739,527	-
Bad debt expense	(743,084)	548,080	309,691	1,233,938
Interest expense	10,712,805	9,625,169	21,312,309	19,171,077
Depreciation and amortization	9,492,291	8,288,164	18,803,182	16,399,758
Acquisition cost expenses	10,282	6,849	45,843	23,232

Income from operations	$10,511,643	10,042,992	21,147,464	19,593,924

On a "same store" basis, (comparing the results of operations of the investment properties owned during the three and six months ended June 30, 2004 with the results of the same investment properties during the three and six months ended June 30, 2003), property net operating income decreased by approximately $317,000 with total revenues decreasing by approximately $55,000 and total property operating expenses increasing by approximately $262,000 for the three months ended June 30, 2004.  Property net operating income increased by approximately $2,000,000 with total revenues increasing by approximately $2,500,000 and total property operating expenses increasing by approximately $500,000 for the six months ended June 30, 2004.  Total rental and additional rental income for the three months ended June 30, 2004 and 2003 were $44,684,578 and $42,176,847, respectively, and for the six months ended June 30, 2004 and 2003 these amounts were $92,219,563 and $84,329,862, respectively.  The primary reason for these increases was an increase in rental and additional rental income received on the properties purchased during 2004 and 2003.  Essentially all of our rental income is derived from fixed rental income charged to each tenant.  Less than one-percent of our total rental and additional rental income was derived from the collection of percentage rent.  The increase in "same store" income can be attributed to the signing of 117 new leases, in excess of 450,000 square feet, during 2003.

Other income increased by approximately $630,000 and $930,000 for the three and six months ended June 30, 2004 and 2003, respectively.  This increase is primarily due to the sale of investment securities which resulted in gains on sale of approximately $614,000 and $900,000 for the three and six months ended June 30, 2004, respectively.

We incurred approximately $740,000 in expenses related to our listing on the New York Stock Exchange.  This includes travel expenses related to the road show, legal fees, approximately $333,000 for the engagement of an investment banking firm to assist with the listing and the initial $250,000 NYSE listing fee.  No such expenses were incurred during the three and six months ended June 30, 2003.

General and administrative expenses increased for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003.   This is due to several factors:

Salaries and other payroll related expenses increased approximately $240,000 and $451,000 for the three and six months ended June 30, 2004 and 2003, respectively.  We have increased our staff to accommodate the growth related to our acquisitions during 2004 and 2003.  The direct costs incurred with additional employees include salaries, health insurance and miscellaneous payroll items.

Postage and investor service fees increased approximately $180,000 and $196,000 for the three and six months ended June 30, 2004 and 2003, respectively.  These expenses increased primarily due to costs incurred to redesign, print and mail the annual report and the proxy materials.

Data processing increased approximately $85,000 and $104,000 for the three and six months ended June 30, 2004 and 2003, respectively.  During 2004 we subscribed to an online data storage service.  This service is used to store original documentation, such as tenant leases.

Bad debt expense decreased for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003.  The provision for doubtful accounts recorded at June 30, 2004 was less than the amount recorded at June 30, 2003.  The primary reason for this decrease was a change in the status of certain tenants.  We have collected balances from tenants that were due for a period greater than ninety days that had previously been allowed for and other tenants have made arrangements to repay amounts due.

Total property operating expenses for the three and six months ended June 30, 2004 increased approximately $950,000 and $2,000,000, respectively, compared to the three and six months ended June 30, 2003.  The primary reason for these increases was an increase in expenses incurred on properties purchased during 2004 and 2003 of approximately $690,000 for the three month period and $1,500,000 for the six month period ended June 30, 2004 and 2003.

Interest expense increased for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003.  This is due to several factors:

Interest expense for the three and six months ended June 30, 2004 includes approximately $1,200,000 and $2,500,000, respectively, of interest expense on amounts drawn on the line of credit with KeyBank N.A. and the fees paid on the unused portion of this line, as compared to approximately $1,000,000 and $2,100,000 for the three and six months ended June 30, 2003.  The increased interest expense is due to additional draws taken against the line in 2003 that remained outstanding during 2004.

Mortgage interest expense increased approximately $309,000 and $871,000 for the three and six months ended June 30, 2004 and 2003, respectively, due to an increase in mortgages payable from approximately $594,000,000 at June 30, 2003 to approximately $643,000,000 at June 30, 2004, net of discontinued operations.  The increase in mortgages payable is due to indebtedness incurred on new acquisitions.

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

In addition, we have committed to lend the LLC up to $17,800,000.  Draws on the loan bear interest at a rate of 9% per annum, with interest only paid monthly on average outstanding balances.  The loan is secured by the property and matures on January 31, 2006.  As of June 30, 2004, the principal balance of this mortgage receivable was $9,704,128.  Tri-Land Properties, Inc. has guaranteed $2,500,000 of this mortgage receivable.  During the consolidation process, this amount was consolidated with the mortgage payable in the joint venture partner's accounts and was therefore eliminated.

Funds From Operations

We consider "Funds From Operations" ("FFO") a widely accepted and appropriate measure of performance for a REIT that provides a supplemental measure of a REIT's operating performance because along with cash flows from operating, investing and financing activities it provides a measure of a REIT's ability to incur and service debt and make capital expenditures and acquisitions.  Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as us.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  FFO is used in certain employment agreements to determine incentives received based on our performance.  We also use FFO to compare our performance to that of other REIT's in our peer group.  Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance.  The following table reflects our FFO for the periods presented, reconciled to net income for these periods:

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003

Net income	11,275,421	10,084,194	23,160,932	20,086,022
Gain on sale of investment properties	(165,518)	(2,529)	(1,038,591)	(2,529)
Equity in depreciation of unconsolidated ventures	-	20,170	-	40,682
Amortization on in-place lease intangibles	350,082	103,885	668,990	175,004
Amortization on leasing commissions	213,309	120,212	388,462	230,829
Depreciation, net of minority interest	8,719,218	8,213,588	17,487,212	16,358,379

Funds From Operations	$20,392,512	18,539,520	40,667,005	36,888,387

Net income per share, basic and diluted	$0.17	0.16	0.35	0.31

Funds From Operations, per common share, basic and diluted	$0.31	0.29	0.62	0.57

Weighted average common shares outstanding, basic	66,281,126	64,905,475	66,042,288	64,782,608

Weighted average common shares outstanding, diluted	66,331,144	64,909,839	66,092,306	64,786,972

The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each quarter during 2003 and 2004.  N/A indicates the property was not owned by the Company at the end of the quarter.

	Gross
	Leasable
	Area	03/31/03	06/30/03	09/30/03	12/31/03	03/31/04	06/30/04
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Ameritech, Joliet, IL	4,504	100	100	100	100	100	100
Aurora Commons, Aurora, IL	126,908	98	98	98	100	100	99(a)
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100	100
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100	100
Baytowne Square, Champaign, IL	118,842	89	88	87	88	88	88
Bergen Plaza, Oakdale, MN	272,283	100	98	98	98	98	98(a)
Berwyn Plaza, Berwyn, IL	18,138	26	26	26	26	26	26
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	91	91	83	83	80	80(b)
Burnsville Crossing, Burnsville, MN	91,015	99	100	100	100	100	100
Byerly's Burnsville, Burnsville, MN	72,365	100	100	100	100	100	100
Calumet Square, Calumet City, IL	37,656	100	100	100	100	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100	100
Caton Crossing	83,792	N/A	96	96	100	100	98
Chatham Ridge, Chicago, IL	175,774	96	100	100	100	100	100
Chestnut Court, Darien, IL	170,027	96	99	99	99	99	97
Circuit City, Traverse City, MI	21,337	100	100	100	100	100	100
Cliff Lake Centre, Eagan, MN	73,582	95	88	84	97	98	100
Cobblers Crossing, Elgin, IL	102,643	100	100	100	97	99	96
Crestwood Plaza, Crestwood, IL	20,044	32	32	32	32	100	100
Cub Foods, Buffalo Grove, IL	56,192	0	0	0	0	100	100
Cub Foods, Hutchinson, MN	60,208	0	0	0	0	0	0(a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0	0(a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	100	98	98	98	98	98
Disney, Celebration, FL	166,131	100	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100	100
Dominick's, Hammond, IN	71,313	100	100	100	100	100	100
Dominick's, Highland Park, IL	71,442	100	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/03	06/30/03	09/30/03	12/31/03	03/31/04	06/30/04
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Dominick's, West Chicago, IL	78,158	0	0	0	0	0	0(a)
Downers Grove Mkt, Downers Grove, IL	104,449	92	99	99	99	99	99
Eagle Crest, Naperville, IL	67,632	97	97	97	97	100	100
Eastgate Shopping Center, Lombard, IL	132,145	95	96	96	93	93	92(a)
Eckerd Drug, Chattanooga, TN	10,908	100	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	100	100	100	99	97	100
Elmhurst City Center, Elmhurst, IL	39,350	97	97	97	97	97	97
Fairview Hts. Plaza, Fairview Hts., IL	167,491	89	97	97	97	97	97
Fashion Square, Skokie, IL	84,580	86	92	95	95	88	88(a)
Forest Lake Marketplace, Forest Lake, MN	93,853	92	92	92	92	92	92(b)
Four Flaggs, Niles, IL	306,661	81	81	66	81	84	87(b)
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	97	100	100	98	100	100
Goodyear, Montgomery, IL	12,903	100	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	100	100	100
Hartford Plaza, Naperville, IL	43,762	100	95	95	97	100	97(a)
Hastings Marketplace, Hastings, MN	97,535	N/A	N/A	N/A	N/A	88	88(b)
Hawthorn Village, Vernon Hills, IL	98,806	98	100	98	100	98	100
Hickory Creek Market, Frankfort, IL	55,831	94	90	96	96	89	93
High Point Center, Madison, WI	86,004	94	85	91	89	87	87(a)
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	47	47	47	8	8	8
Iroquois Center, Naperville, IL	140,981	85	83	83	69	71	71(a)
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	100	100	100	100	79	79
Lake Park Plaza, Michigan City, IN	229,639	69	70	70	73	74	74(a)
Lansing Square, Lansing, IL	233,508	97	99	90	99	99	89(a)
Mallard Crossing, Elk Grove Village, IL	82,929	29	29	30	32	30	32
Mankato Heights	129,058	N/A	96	94	98	98	100
Maple Grove Retail, Maple Grove, MN	79,130	87	87	87	97	97	97
Maple Park Place, Bolingbrook, IL	220,095	50	50	71	71	71	73
Maple Plaza, Downers Grove, IL	31,298	100	100	100	100	100	100
Marketplace at Six Corners, Chicago, IL	117,000	100	98	98	100	100	100
Medina Marketplace, Medina, OH	72,781	100	100	100	100	100	100
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	68,056	100	92	92	100	98	95

	Gross
	Leasable
	Area	03/31/03	06/30/03	09/30/03	12/31/03	03/31/04	06/30/04
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Nantucket Square, Schaumburg, IL	56,981	94	100	94	96	96	94(a)
Naper West, Naperville, IL	164,812	67	88	84	85	85	83
Naper West Ph II, Naperville, IL	50,000	0	0	0	73	73	73
Niles Shopping Center, Niles, IL	26,109	73	69	80	68	68	68
Oak Forest Commons, Oak Forest, IL	108,330	100	99	99	99	32	32(a)
Oak Forest Commons III, Oak Forest, IL	7,424	62	100	100	100	88	88
Oak Lawn Town Center, Oak Lawn, IL	12,506	80	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	73	73	100	100	100	100
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100	100
Park Center Plaza, Tinley Park, IL	194,599	98	100	100	95	100	99(a)
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	98	98	100
Park Square, Brooklyn Park, MN	137,116	93	94	89	54	54	54
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100	100
Party City, Oakbrook Terrace, IL	10,000	100	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	95	95	95	95	96	96(a)
Plymouth Collection, Plymouth, MN	45,915	94	100	100	100	100	100
Prairie Square, Sun Prairie, WI	35,755	83	83	83	83	83	83
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	100	100	100	100	100	100
Randall Square, Geneva, IL	216,201	97	97	97	97	95	99
Regency Point, Lockport, IL	54,841	100	100	100	100	100	100
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	100	100
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	96	96	96	95	93	95(a)
River Square Center, Naperville, IL	58,260	94	94	91	91	95	95
Rivertree Court, Vernon Hills, IL	298,862	93	91	97	96	97	98(a)
Rochester Marketplace, Rochester, MN	69,914	N/A	N/A	92	90	90	90(b)
Rose Naper Plaza East, Naperville, IL	11,658	100	100	100	89	89	100
Rose Naper Plaza West, Naperville, IL	14,335	100	100	100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100	100
Salem Square, Countryside, IL	112,310	97	95	95	95	95	95
Schaumburg Plaza, Schaumburg, IL	61,485	97	97	97	97	100	81
Schaumburg Promenade, Schaumburg, IL	91,831	90	100	100	100	100	100
Sears, Montgomery, IL	34,300	95	95	95	95	100	100

	Gross
	Leasable
	Area	03/31/03	06/30/03	09/30/03	12/31/03	03/31/04	06/30/04
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Sequoia Shopping Ctr, Milwaukee, WI	35,407	72	72	68	72	81	68(a)
Shakopee Valley, Shakopee, MN	146,430	100	100	100	100	100	99(a)
Shannon Square Cub, Arden Hills, MN	68,442	N/A	N/A	N/A	N/A	100	100
Shannon Square Shoppes, Arden Hills, MN	29,196	N/A	N/A	N/A	N/A	N/A	100
Shingle Creek, Brooklyn Center, MN	39,456	89	85	85	85	80	80(a)
Shoppes of Mill Creek, Palos Park, IL	102,422	98	98	98	100	100	100
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	9	9	8	8	10	18
Shops at Orchard Place, Skokie, IL	165,141	96	96	92	92	92	84(b)
Six Corners, Chicago, IL	80,650	88	86	86	96	88	88
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	95	95	100	95	95	92
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100	100
St. James Crossing, Westmont, IL	49,994	88	78	80	80	80	98(a)
Staples, Freeport, IL	24,049	100	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	95	95	95	95	93	98
Terramere Plaza, Arlington Heights, IL	40,965	66	79	83	96	96	85(a)
Thatcher Woods, River Grove, IL	193,313	98	98	98	98	98	97
Townes Crossing, Oswego, IL	105,989	86	86	93	94	99	100
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	97	78
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100	100
University Crossing, Mishawaka, IN	136,422	N/A	N/A	N/A	88	88	88(b)
V. Richard's Plaza, Brookfield, WI	107,952	81	99	83	97	98	96
Village Ten Center, Coon Rapids, MN	211,568	N/A	N/A	98	98	98	98(a)
Walgreens, Decatur, IL	13,500	100	100	100	100	100	100
Walgreens, Jennings, MO	15,120	100	100	100	100	100	100
Walgreens, Woodstock, IL	15,856	100	100	100	100	100	100
Wauconda Shopping Ctr, Wauconda, IL	31,357	100	100	100	100	100	100
West River Crossing, Joliet, IL	32,452	91	84	84	91	83	88
Western and Howard, Chicago, IL	11,974	78	78	100	100	100	100
Wilson Plaza, Batavia, IL	11,160	100	100	100	100	100	78
Winnetka Commons, New Hope, MN	42,415	65	65	65	65	65	89
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100	100	100	100	90	100
Woodfield Comm E/W, Schaumburg, IL	207,583	100	100	96	100	100	100
Woodfield Plaza, Schaumburg, IL	177,160	70	70	72	91	91	91
Woodland Commons, Buffalo Grove, IL	170,398	89	88	88	89	91	93
Woodland Heights, Streamwood, IL	120,436	87	87	87	86	87	87

	11,786,818

(a)

The Company receives rent from tenants who have vacated but are still obligated under their lease terms which results in economic occupancy ranging from 72% to 100% at June 30, 2004 for each of these centers.

(b)

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of June 30, 2004, the Company had five investment properties, Forest Lake Marketplace, located in Forest Lake, Minnesota, Shops at Orchard Place, located in Skokie, Illinois, Rochester  Marketplace, located in Rochester, Minnesota, University Crossing, located in Mishawaka, Indiana and Hastings Marketplace, located in Hastings, Minnesota, subject to master lease agreements.

Subsequent Events

On July 17, 2004, we paid an aggregate cash dividend of $5,106,367 to stockholders of record as of June 1, 2004.

On July 20, 2004, we purchased a property from an unaffiliated third party for $37,300,000.  The purchase price was funded using cash and cash equivalents.  The property is located in Crystal Lake, Illinois and contains 358,423 square feet of leaseable space.  The major tenants are Best Buy, K-Mart, Office Depot, Cost Plus World Market, Borders Books, Bed Bath & Beyond, Sports Authority and Ace Hardware.

On July 21, 2004, we announced that we had declared a cash dividend of $0.08 per share on the outstanding shares of our common stock.  This dividend will be paid on August 17, 2004 to stockholders of record as of August 2, 2004.

On July 30, 2004, we amended and restated our Dividend Reinvestment Plan.  The amended DRP contains several new features.  For more information regarding the amended DRP, refer to the Post-Effective Amendment No. 1 on Form S-3 (file number 333-107077) we filed with the Securities and Exchange Commission on July 30, 2004.

On August 2, 2004, as a result of an amendment and restatement of the line of credit agreement between the lender and Inland Real Estate Investment Corporation as borrower, the lender delivered to the Company a termination and release of the Put Agreement.  The Company will remove the liability recorded for its obligation under the Put Agreement and recognize the $100,000 premium received as earned income on the termination date of August 2, 2004.  Additionally, the Company will reclassify the amount of temporary equity currently recorded on the Consolidated Balance Sheet at June 30, 2004.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2004 and 2003 we had no derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We will designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains and losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will enter into derivative transactions that satisfy the aforementioned criteria only.

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

	2004	2005	2006	2007	2008	Thereafter

Fixed rate debt	$50,511,969	88,987,900	53,782,470	35,445,208	104,788,509	210,769,445
Weighted average interest rate	6.64%	7.03%	6.29%	6.42%	6.57%	5.05%

Variable rate debt	6,467,700	11,716,700	44,165,175	29,947,500	-	6,200,000
Weighted average interest rate	2.41%	2.48%	2.91%	2.91%	-	1.46%

The table above reflects indebtedness outstanding as of June 30, 2004, and does not reflect indebtedness incurred after that date.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages is estimated to be $98,497,075 for mortgages which bear interest at variable rates and $546,151,572 for mortgages which bear interest at fixed rates.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

Approximately $98,497,000, or 15% of our mortgages payable at June 30, 2004, have variable interest rates averaging 2.731%.  An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $123,000.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosures and procedures (as such is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure and procedures are effective.

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

Not Applicable.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans

April 1 – 30	53,260 (a)	$9.75	53,260	$3,420,108
May 1 – 31	-	-	-	3,420,108
June 1 – 30	10,000 (b)	$12.06	-	3,420,108

Total	63,260	$10.12	53,260	$3,420,108

These shares were purchased through the Company's Share Repurchase Program.

On June 9, 2004, the Company purchased shares of its common stock on the open market.  The shares will be held as acquired but unissued shares.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on May 28, 2004.  The matters to be voted on at the meeting were (1) the election of eight directors and (2) the ratification of KPMG LLP as our independent auditor.

All eight director nominees were elected to the board with the following votes:

Nominee	For	Withheld

Roland W. Burris (Independent Director)	33,863,570	290,791
G. Joseph Cosenza (Director)	33,963,819	190,543
Daniel L. Goodwin (Director)	33,975,984	178,378
Joel G. Herter (Independent Director)	33,981,769	172,592
Heidi N. Lawton (Independent Director)	33,974,595	179,766
Thomas H. McAuley (Independent Director)	33,945,096	209,266
Robert D. Parks (Director)	33,929,849	224,513
Joel D. Simmons (Independent Director)	33,960,964	186,398

Proposal	For	Against	Abstentions

Ratify the selection of KPMG LLP as our independent auditor	33,140,962	183,487	829,812

Item 5.  Other Information

Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:  The following exhibits are filed as part of this document or incorporated herein by reference:

          Item No.       Description

3.1           Third Articles of Amendment and Restatement of the Registrant (1)

3.2           Amended and Restated Bylaws of the Registrant (2)

4.1           Specimen Stock Certificate (3)

4.2           Amended and Restated Dividend Reinvestment Plan of the Registrant (4)

10.1         Lock-Up Agreement, dated August 4, 2004, by and between Inland Real Estate Corporation, The Inland Group, Inc., Inland Mortgage Investment Corporation, Inland Real Estate Investment Corporation, Partnership Ownership Corporation, Daniel L. Goodwin, G. Joseph Cosenza and Robert D. Parks (*)

10.2         Termination and release of that certain Put Agreement dated September 3, 2003 made by Inland Real Estate Corporation in favor of Fleet National Bank, as administrative agent under that certain $35 Million Revolving Line of Credit entered into between Inland Real Estate Investment Corporation, Fleet National Bank, as administrative agent and the other lenders a party thereto dated September 4, 2003. (*)

31.1         Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2         Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated July 1, 2000, as filed by the Registrant with the Securities and Exchange Commission on July 14, 2000 (file number 000-28382).

Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed by the Registrant with the Securities and Exchange Commission on March 30, 2001 (file number 000-28382).

Incorporated by reference to Exhibit 4.2 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

Incorporated by reference to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

(*)        Filed as part of this document.

Reports on Form 8-K:

              (1)        Report on Form 8-K dated and filed April 12, 2004.

              (2)        Report on Form 8-K dated April 7, 2004 and filed April 12, 2004.

              (3)        Report on Form 8-K dated and filed April 13, 2004.

              (4)        Report on Form 8-K dated April 7, 2004 and filed April 13, 2004

              (5)        Report on Form 8-K dated April 22, 2004 and filed April 23, 2004.

              (6)        Report on Form 8-K dated and filed April 26, 2004.

              (7)        Report on Form 8-K dated and filed May 7, 2004.

              (8)        Report on Form 8-K dated and filed May 24, 2004.

              (9)        Report on Form 8-K dated June 2, 2004 and filed June 3, 2004.

              (10)      Report on Form 8-K dated June 11, 2004 and filed June 14, 2004.

              (11)      Report on Form 8-K dated June 17, 2004 and filed June 21, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                                INLAND REAL ESTATE CORPORATION

/s/ ROBERT D. PARKS

By: Robert D. Parks
Title: President and Chief Executive Officer
Date: August 5, 2004

/s/ BRETT A. BROWN

By: Brett A. Brown
Title: Chief Financial Officer
Date: August 5, 2004