Form 10-Q
period 2004-09-30
INLAND REAL ESTATE CORP
filed 2004-11-09
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of November 8, 2004, there were 66,984,826 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
September 30, 2004 (unaudited) and December 31, 2003 (audited)
(In thousands, except per share data)

Assets

	September 30, 2004 (unaudited)	December 31, 2003 (audited)
Investment properties:
Land	$354,855	346,088
Construction in progress	1,619	-
Building and improvements	948,767	920,543

	1,305,241	1,266,631
Less accumulated depreciation	169,535	147,342

Net investment properties	1,135,706	1,119,289

Cash and cash equivalents	39,067	58,388
Investment in securities (net of an unrealized gain of $229 and $1,502 at September 30, 2004 and December 31, 2003, respectively)	6,828	12,041
Assets held for sale (net of accumulated depreciation of $4,252 and $2,835 at September 30, 2004 and December 31, 2003, respectively)	20,898	14,444
Restricted cash	5,668	13,329
Accounts and rents receivable (net of provision for doubtful accounts of $2,595 and $2,966 at September 30, 2004 and December 31, 2003, respectively)	34,381	30,021
Investment in and advances to joint venture	1,785	8,392
Deposits and other assets	2,816	1,942
Acquired above market lease intangibles (net of accumulated amortization of $1,555 and $934 at September 30, 2004 and December 31, 2003, respectively)	6,053	5,773
Acquired in-place lease intangibles (net of accumulated amortization of $1,795 and $741 at September 30, 2004 and December 31, 2003, respectively)	18,747	10,414
Leasing fees (net of accumulated amortization of $1,799 and $1,368 at September 30, 2004 and December 31, 2003, respectively)	2,308	1,991
Loan fees (net of accumulated amortization of $6,796 and $5,096 at September 30, 2004 and December 31, 2003, respectively)	4,071	4,632

Total assets	$1,278,328	1,280,656

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets (continued)
September 30, 2004 (unaudited) and December 31, 2003 (audited)
(In thousands, except per share data)

Liabilities and Stockholders' Equity

	September 30, 2004 (unaudited)	December 31, 2003 (audited)
Liabilities:
Accounts payable and accrued expenses	$2,964	1,994
Acquired below market lease intangibles (net of accumulated amortization of $2,558 and $1,459 at September 30, 2004 and December 31, 2003, respectively)	8,220	8,155
Accrued interest	2,074	1,810
Accrued real estate taxes	27,312	25,493
Dividends payable	5,311	5,406
Security and other deposits	2,568	2,485
Mortgages payable	631,528	615,512
Line of credit	110,000	135,000
Prepaid rents and unearned income	3,009	3,151
Liabilities associated with assets held for sale, including mortgages payable	10,419	7,742
Other liabilities	1,223	2,440

Total liabilities	804,628	809,188

Minority interest	20,174	20,973

Redeemable common stock relating to Put Agreement at December 31, 2003 (3,932 Shares)	-	35,000

Stockholders' Equity:
Preferred stock, $.01 par value, 6,000 Shares authorized; none issued and outstanding at September 30, 2004 and December 31, 2003	-	-
Common stock, $.01 par value, 100,000 Shares authorized; 66,903 and 61,660 Shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	669	617
Additional paid-in capital (net of offering costs of $58,816 and redeemable common stock relating to Put Agreement of $35,000 at December 31, 2003)	641,683	592,169
Deferred stock compensation	(610)	(48)
Accumulated distributions in excess of net income	(188,445)	(178,745)
Accumulated other comprehensive income	229	1,502

Total stockholders' equity	453,526	415,495

Commitments and contingencies

Total liabilities and stockholders' equity	$1,278,328	1,280,656

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three and nine months ended September 30, 2004 and 2003
(In thousands, except per share data)

(unaudited)

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Revenues
Rental income	$34,475	31,003	100,470	91,550
Tenant recoveries	12,162	10,503	38,387	34,287
Lease termination income	90	-	708	369
Other property income	166	116	543	435

Total revenues	46,893	41,622	140,108	126,641

Expenses:
Property operating expenses	5,847	4,736	18,354	15,169
Real estate tax expense	8,324	6,766	24,421	22,884
Bad debt expense	200	200	509	1,434
Depreciation and amortization expense	9,945	8,751	28,747	25,151
Stock exchange listing expenses	83	-	823	-
General and administrative expenses	1,979	1,474	5,936	4,285

Total expenses	26,378	21,927	78,790	68,923

Operating income	20,515	19,695	61,318	57,718

Other income	583	373	2,241	1,087
Interest expense	(10,507)	(9,884)	(31,819)	(29,119)
Gain from continuing operations	76	-	76	-
Minority interest	(206)	(34)	(641)	(392)
Equity in earnings of unconsolidated joint ventures	(328)	(56)	(328)	(188)

Income from continuing operations	10,133	10,094	30,847	29,106

Discontinued operations:
Income from discontinued operations (including gain on sale of investment properties of $3,426 for the three months ended September 30, 2004 and $4,465 and $3 for the nine months ended September 30, 2004 and 2003, respectively)	3,741	837	6,188	1,911

Net income available to common stockholders	13,874	10,931	37,035	31,017

Other comprehensive income:
Unrealized gain (loss) on investment securities	112	(64)	(1,273)	329

Comprehensive income	$13,986	10,867	35,762	31,346

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three and nine months ended September 30, 2004 and 2003
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Basic and diluted earnings available to common shares per weighted-average common shares:

Income from continuing operations	$0.15	0.16	0.47	0.45
Discontinued operations	0.06	0.01	0.09	0.03

Net income available to common stockholders per weighted average common shares – basic and diluted	$0.21	0.17	0.56	0.48

Weighted average number of common shares outstanding – basic	66,770	65,197	66,285	64,921

Weighted average number of common shares outstanding – diluted	66,820	65,201	66,335	64,925

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statement of Stockholders' Equity
For the nine months ended September 30, 2004
(Dollars in thousands, except per share data)
(unaudited)

2004
Number of shares
Balance at beginning of period	$61,660
Shares issued from DRP	1,479
Stock compensation	47
Reclassification of redeemable common stock relating to Put Agreement	3,932
Repurchase of shares	(215)

Balance at end of period	66,903

Common Stock
Balance at beginning of period	617
Proceeds from DRP	15
Stock compensation	-
Reclassification of redeemable common stock relating to Put Agreement	39
Repurchase of shares	(2)

Balance at end of period	669

Additional Paid-in capital
Balance at beginning of period	592,169
Proceeds from DRP	16,070
Stock compensation	605
Reclassification of redeemable common stock relating to Put Agreement	34,960
Repurchase of shares	(2,121)

Balance at end of period	641,683

Deferred stock compensation
Balance at beginning of period	(48)
Stock compensation	(604)
Amortization of stock compensation	42

Balance at end of period	(610)

Accumulated distributions in excess of net income
Balance at beginning of period	(178,745)
Net income available to common stockholders	37,035
Distributions declared ($0.71, in the aggregate for the nine months ended September 30, 2004 per basic and diluted weighted average common share outstanding	(46,735)

Balance at end of period	(188,445)

Accumulated other comprehensive income
Balance at beginning of period	1,502
Other comprehensive loss	(1,273)

Balance at end of period	229

Total stockholders' equity	$453,526

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2004 and 2003
(Dollars in thousands)
(unaudited)

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Cash flows from operating activities:
Net income	$37,035	31,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,946	25,069
Amortization	1,801	889
Non-cash charges associated with discontinued operations	406	403
Amortization of deferred stock compensation	42	12
Amortization on acquired above market lease intangibles	622	551
Amortization on acquired below market lease intangibles	(1,098)	(866)
Gain on sale of investment properties	(4,541)	(3)
Minority interest	641	392
Loss from operations of unconsolidated ventures	328	677
Rental income under master lease agreements	486	235
Straight line rental income	(1,690)	(1,030)
Provision for doubtful accounts	(316)	393
Interest on unamortized loan fees	1,816	1,146
Changes in assets and liabilities:
Restricted cash	1,305	539
Accounts and rents receivable	(2,822)	(1,065)
Deposits and other assets	(852)	(1,140)
Accounts payable and accrued expenses	806	110
Accrued interest payable	268	381
Accrued real estate taxes	1,449	(2,542)
Security and other deposits	76	(420)
Other liabilities	(2)	2
Prepaid rents and unearned income	(557)	810

Net cash provided by operating activities	62,149	55,560

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2004 and 2003
(Dollars in thousands)
(unaudited)

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Cash flows from investing activities:
Restricted cash	$6,356	784
Escrows held for others	(1,215)	(678)
Purchase of investment securities	(5,045)	-
Sale of investment securities	8,985	850
Purchase of marketable securities	-	(1)
Additions to investment properties, net of amounts payable	(7,253)	(11,035)
Purchase of investment properties	(64,747)	(62,321)
Acquired above market lease intangibles	(901)	-
Acquired in-place lease intangibles	(9,491)	-
Acquired below market lease intangibles	1,164	-
Proceeds from sale of investment property	27,671	494
Investment in and advances to joint venture	(2,113)	-
Mortgage receivable	-	(2,132)
Construction in progress	(3)	-
Leasing fees	(972)	(735)

Net cash used in investing activities	(47,564)	(74,774)

Cash flows from financing activities:
Proceeds from DRP	16,085	16,715
Repurchase of shares	(2,123)	(7,482)
Loan fees	(1,381)	(1,255)
Proceeds from (pay downs on) the unsecured line of credit	(25,000)	45,000
Distributions paid	(48,271)	(47,201)
Payoff of debt	(61,963)	-
Loan proceeds	89,030	19,880
Principal payments of debt	(283)	(271)

Net cash provided by (used in) financing activities	(33,906)	25,386

Net increase (decrease) in cash and cash equivalents	(19,321)	6,172

Cash and cash equivalents at beginning of period	58,388	21,434

Cash and cash equivalents at end of period	39,067	27,606

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30, 2004 and 2003
(Dollars in thousands)
(unaudited)

	Nine months ended September 30, 2004	Nine months ended September 30, 2003

Supplemental schedule of noncash investing and financing activities:

Proceeds from sale of investment properties	$36,241	-
Transfer of mortgage debt	(8,570)	-

	$27,671	-

Reclassification of common stock related to Put Agreement	$(35,000)	35,000

Distributions payable	$5,311	5,197

Cash paid for interest	$30,537	28,666

Impact of adoption of FIN 46 (consolidation of joint venture)

Assets:
Land, building and improvements and construction in progress (net of accumulated depreciation of $343,237)	$9,538	-
Other assets	282	-

Total assets	$9,820	-

Total liabilities	$1,428	-

Investment in and advances to joint venture at January 1, 2004	$8,392	-

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2004
(In thousands, except per share data and square footage amounts)
(unaudited)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the "Company") for the fiscal year ended December 31, 2003,  as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

(1)     Organization and Basis of Accounting

Inland Real Estate Corporation was formed on May 12, 1994.  The Company is an owner/operator of Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois.  The Company owns, and acquires, single-user retail properties located throughout the United States.  The Company is also permitted to construct or develop properties, or render services in connection with such development or construction, subject to the Company's compliance with the rules governing real estate investment trusts under the Internal Revenue Code of 1986, as amended (the "Code").  As of September 30, 2004, the Company had ownership interests in 139 investment properties, comprised of:

Eighty-six Neighborhood Retail Centers totaling approximately 5,700,000 gross leasable square feet;

Twenty-four Community Centers totaling approximately 5,200,000 gross leasable square feet; and

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2004
(In thousands, except per share data and square footage amounts)
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

The accompanying consolidated financial statements of the Company include, in addition to the accounts of its wholly-owned subsidiaries, the accounts of Inland Ryan, LLC, Inland Ryan Cliff Lake, LLC and the joint venture with Tri-Land Properties, Inc ("consolidated entities").  These entities are consolidated because the Company is either the primary beneficiary of a variable interest entity or has substantial influence and controls the entity.  The primary beneficiary is the party that absorbs a majority of the entity's expected residual returns and losses.  The third parties' interests in these consolidated entities are reflected as minority interest in the accompanying consolidated financial statements.

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

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of the property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the three and nine months ended September 30, 2004 and 2003.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loan.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company's mortgages is estimated to be $96,945 for mortgages which bear interest at variable rates and $545,729 for mortgages which bear interest at fixed rates.  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

Offering costs are offset against the Stockholder's equity accounts.  Offering costs consist principally of printing, selling and registration costs.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2004
(In thousands, except per share data and square footage amounts)
(unaudited)

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of September 30, 2004 and December 31, 2003, the Company held letters of credit for tenant security deposits totaling approximately $449 and $414, respectively.

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

As of September 30, 2004 and 2003, the Company had no material derivative instruments.  The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument.  The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose the Company to interest rate risk, and the derivative financial instrument will reduce that exposure. Gains and losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  The Company will generally enter into derivative transactions that satisfy the aforementioned criteria only.

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

Investment in securities at September 30, 2004 and 2003 are classified as available-for-sale securities.  Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Dividend income is recognized when received.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2004
(In thousands, except per share data and square footage amounts)
(unaudited)

Sales of investment securities available-for-sale during the nine months ended September 30, 2004 and 2003 resulted in gains on sale of $1,069 and $38, respectively.  These gains are included in other income in the accompanying Consolidated Statements of Operations.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004 were as follows:

	Less than 12 months		12 months or longer		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Common Stock	$2,080	36	-	-	2,080	36

Non REIT Common Stock	$318	7	-	-	318	7

(3)     Joint Ventures

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana.  The first phase of new construction commenced in January 2003 for an 18,000 square foot retail building fronting U.S. Route 30.  This building is anchored by a 4,800 square foot Panera Bread store pursuant to an executed ten-year lease.  Construction was completed during 2003 and an additional 2,400 square feet was leased.  It is anticipated that lease up of this building will occur during 2004.  Each partner's initial equity contribution was $500.

Through December 31, 2003, the Company had accounted for its investment in this joint venture under the equity method of accounting because the Company was not the managing member and did not have the ability to control the joint venture.  The Company adopted FASB Interpretation No. 46 ("FIN 46") on January 1, 2004.  In accordance with FIN 46, the Company has evaluated this joint venture and determined that it is the principal beneficiary in this variable interest entity.  As a result, the accounts of the joint venture have been consolidated with the Company's financial statements for financial reporting purposes.  In conjunction with this consolidation, the Company consolidated approximately $10,000 in assets held by the joint venture.

In addition, the Company has committed to lend the LLC up to $17,800.  Draws on the loan bear interest at a rate of 9% per annum, with interest only paid monthly on average outstanding balances.  The loan is secured by the property and matures on January 31, 2006.  As of September 30, 2004, the principal balance of this mortgage receivable was $9,704.  Tri-Land Properties, Inc. has guaranteed $2,500 of this mortgage receivable.  During the consolidation process, this amount and the mortgage payable in the joint venture partner's accounts were eliminated.

Effective September 23, 2004, the Company formed a strategic joint venture with an affiliate of Crow Holdings Managers, LLC to each acquire a 50% ownership interest in the 97,535 square-foot Hastings Marketplace, which is located in Hastings, Minnesota.  The venture acquired Hastings Marketplace from the Company for $13,200.  The Company is the managing member of the venture and earns fees for providing property management and leasing services to the venture.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2004
(In thousands, except per share data and square footage amounts)
(unaudited)

In connection with the sale of Hastings Marketplace to the venture, the Company recognized a gain of approximately $76.  The gain and operations are not recorded as discontinued operations because of the Company's continuing involvement in this shopping center.  The Company accounts for its interest in the venture using the equity method of accounting.

Summarized financial information for the unconsolidated investments is as follows:

	September 30, 2004	December 31, 2003
Balance Sheet:

Investment in real estate, net	$11,557	-
Acquired lease intangibles, net	1,578	-
Accounts and rents receivable	113	-
Restricted cash	175	-
Loan fees, net	101	-
Other assets	20	-

Total assets	$13,544	-

Accounts payable and accrued expenses	11	-
Security Deposits	7	-
Mortgage payable	9,780	-
Other liabilities	175	-

Equity and partner's capital	3,571	-

Total liabilities and equity	$13,544	-

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Statement of Operations

Rental income	$72	-
Tenant recoveries	4	-

Total revenues	76	-

Property operating expenses	4	-
Real estate tax expense	56	-
Interest expense	22	-
Start up expenses	650	-

Total expenses	732	-

Net loss	$(656)	-

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2004
(In thousands, except per share data and square footage amounts)
(unaudited)

(4)     Transactions with Related Parties

During the nine months ended September 30, 2004 and 2003, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations, property tax reduction services and mail processing from affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $50 per hour.  The Company continues to purchase these services from The Inland Group, Inc. affiliates and these expenses, totaling $193 and $645, for the three and nine months ended September 30, 2004, respectively, and $84 and $532, for the three and nine months ended September 30, 2003, respectively, are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease were $62 and $187 for the three and nine months ended September 30, 2004, respectively and $61 and $177 for the three and nine months ended September 30, 2003, respectively, and are also included in general and administrative expenses.  The Inland Group, Inc., itself and through affiliates, owns approximately 9.6% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc., or its affiliates.

During the nine months ended September 30, 2004 and 2003, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc.  The fees for these services were based on costs incurred by The Inland Real Estate Group, Inc. equal to $220 per hour.  For the three and nine months ended September 30, 2004 the Company paid $1 and $2, respectively, and for the three and nine months September 30, 2003, the Company paid $6 and $95, respectively, for these legal services.

An affiliate of The Inland Group, Inc. was the mortgagee on the Walgreens property, located in Decatur, Illinois.  The loan secured by this mortgage matured on May 31, 2004 and the principal of approximately $624 was repaid.  For the nine months ended September 30, 2004   the Company paid principal and interest payments totaling $28 and during the three and nine months ended September 30, 2003, the Company paid $17 and $51, respectively.

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

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company pays a fee equal to three quarters of one percent (0.75%) per annum on the net asset value under management.  The Company paid approximately $18 and $63 for these services during the three and nine months ended September 30, 2004, respectively.  The Company paid no such fees during the three and nine months ended September 30, 2003.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2004
(In thousands, except per share data and square footage amounts)
(unaudited)

During the year ended December 31, 2003, the Company entered into an agreement with Inland Real Estate Investment Corporation, Partnership Ownership Corporation (a wholly owned subsidiary of Inland Real Estate Investment Corporation) and Fleet National Bank.  Inland Real Estate Investment Corporation and Partnership Ownership Corporation are both owned or controlled by The Inland Group, Inc.  Three of the Company's directors, Messrs. Goodwin, Cosenza and Parks are directors and shareholders of The Inland Group, Inc.  Mr. Goodwin owns a controlling interest in The Inland Group, Inc.  Inland Real Estate Investment Corporation and Partnership Ownership Corporation have collectively pledged 6,166 shares of the Company's common stock, which they own, to secure draws under a $35,000 line of credit obtained by them from Fleet National Bank.  Under the agreement, Inland Real Estate Investment Corporation paid the Company $100 in return for its agreement to repurchase a portion of these pledged shares, at a price of $8.90 per share, from Fleet National Bank if Inland Real Estate Investment Corporation defaults on the line of credit agreement and Fleet National Bank exercises its right under the pledge agreement to obtain ownership of the shares.  Although Inland Real Estate Investment Corporation and Partnership Ownership Corporation have pledged shares, the Company is only required to repurchase that number of shares multiplied by $8.90 needed to satisfy any of Inland Real Estate Investment Corporation's or Partnership Ownership Corporation's obligations, including principal, accrued interest and other costs and expenses under the line of credit agreement.  Further, the Company is not required to repurchase more than $15,000 worth of shares during any six month period.  The maximum amount the Company is required to repurchase is approximately 4,000 shares or $35,000 of stock based on a price of $8.90 per share.  In accordance with FIN 45, the Company has recorded this premium of $100 paid by Inland Real Estate Investment Corporation as a liability related to its obligation to stand ready to perform on its guarantee.  The Company will recognize the premium received as income upon the termination date of this agreement.  In addition, the Company has classified the potential amount to be redeemed under this agreement as temporary equity in the accompanying Consolidated Balance Sheets.  This agreement was approved by the Company's independent directors who, among other things, determined the fairness of the fee received by the Company from Inland Real Estate Investment Corporation.  In determining that the fee was fair, the independent directors obtained a fairness opinion, the cost of which was paid for by Inland Real Estate Investment Corporation.

On August 2, 2004, as a result of an amendment and restatement of the line of credit agreement between the lender and Inland Real Estate Investment Corporation as borrower, the lender delivered to the Company a termination and release of the Put Agreement.  The Company reclassified the liability recorded for its obligation under the Put Agreement and recognized the $100 premium received as earned income on the termination date of August 2, 2004.  Additionally, the Company reclassified the amount of temporary equity previously recorded on the Consolidated Balance Sheets at September 30, 2004.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2004
(In thousands, except per share data and square footage amounts)
(unaudited)

(5)     Investment Properties

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of September 30, 2004, the Company had the following six investment properties subject to master lease agreements:

  Forest Lake Marketplace, located in Forest Lake, Minnesota;
  Shops at Orchard Place, located in Skokie, Illinois;
  Rochester Marketplace, located in Rochester, Minnesota;
  University Crossing, located in Mishawaka, Indiana;
  Hastings Marketplace, located in Hastings, Minnesota (this property is held through a joint venture);and
  Deer Trace II, located in Kohler, Wisconsin.

The cumulative amounts of such payments were $7,839 and $7,353 as of September 30, 2004 and December 31, 2003, respectively.

(6)     Discontinued Operations

During the nine months ended September 30, 2004, the Company sold four investment properties.  During the year ended December 31, 2003, the Company sold three investment properties.  Additionally, during the year ended December 31, 2003, the Company sold a 2,280 square foot free-standing restaurant building, leased to Popeye's, which was part of one of our existing investment properties.  For federal and state income tax purposes, certain of the Company's sales qualified as part of tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions.  The following table summarizes the properties sold, date of sale, indebtedness repaid, approximate sales proceeds, net of closing costs and after repayment of debt, gain on sale and whether the sale qualified as part of a tax deferred exchange:

Property Name	Date of Sale	Indebtedness repaid	Approximate Net Sales Proceeds (after repayment of debt)	Gain on Sale	Tax Deferred Exchange

Popeye's	April 8, 2003	$-	$340	$3	No
Summit of Park Ridge	December 24, 2003	1,600	1,600	721	Yes
Eagle Country Market	December 24, 2003	1,450	1,700	587	Yes
Eagle Ridge Center	December 30, 2003	3,000	2,000	4	Yes
Zany Brainy	January 20, 2004	1,245	1,600	873	Yes
Prospect Heights	April 23, 2004	1,095	1,200	166	Yes
Fairview Heights	August 5, 2004	8,570	5,600	2,639	Yes
Prairie Square	September 23, 2004	1,550	1,800	787	Yes

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2004
(In thousands, except per share data and square footage amounts)
(unaudited)

From time to time, the Company decides to dispose of certain assets or receives unsolicited offers to purchase its investment properties, at prices in excess of book value.  Upon receipt of a valid offer or the signing of a listing agreement, the Company classifies the asset as held for sale and suspends depreciation.  As of September 30, 2004, the following investment properties were held for sale and depreciation was suspended as of the date noted:

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

April 19, 2004 – Wauconda Shopping Center, located in Wauconda, Illinois;

April 19, 2004 – Sequoia Shopping Center, located in Milwaukee, Wisconsin;

May 17, 2004 – Calumet Square, located in Calumet City, Illinois; and

  May 17, 2004 – Crestwood Plaza, located in Crestwood, Illinois.

If the current unsolicited offers do not result in the sale of these properties, the Company will continue to actively market them for sale.  Listing agreements were signed for Wauconda Shopping Center, Sequoia Shopping Center, Calumet Square and Crestwood Plaza.  These properties will continue to be marketed until they are sold.

Results of operations for the investment properties sold, or held for sale, during the three and nine months ended September 30, 2004 and 2003 (unaudited), are presented in the table below:

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Income:
Rental income	$868	1,557	3,109	4,602
Tenant recoveries	91	441	721	1,321

	959	1,998	3,830	5,923
Expenses:
Property operating expense	102	290	455	1,319
Bad debt expense	26	(57)	35	23
Real estate expense	71	227	408	387
Interest expense	284	362	803	1,075
Depreciation and amortization	161	339	406	1,211

	644	1,161	2,107	4,015

Income from operations	315	837	1,723	1,908

Gain on sale of investment property	3,426	-	4,465	3

Income from discontinued operations	$3,741	837	6,188	1,911

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2004
(In thousands, except per share data and square footage amounts)
(unaudited)

The following assets and liabilities relating to the investment properties sold, or held for sale, as of September 30, 2004 and December 31, 2003, are presented in the table below:

	September 30, 2004 (unaudited)	December 31, 2003 (audited)
Assets:
Accounts and rents receivable, net of provision for doubtful accounts	$1,292	831
Land	6,020	4,433
Building	17,776	12,002
Accumulated depreciation	(4,252)	(2,835)
Loan fees, net of accumulated amortization	8	13
Leasing fees, net of accumulated amortization	54	-

Total assets held for sale	$20,898	14,444

Liabilities:
Accounts payable and accrued expenses	$11	1
Accrued interest	51	47
Accrued real estate taxes	440	40
Prepaid rents and unearned income	66	9
Security and other deposits	9	-
Mortgage payable	9,842	7,645

Total liabilities associated with assets held for sale	$10,419	7,742

(7)     Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases.  GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $1,690 and $1,031 for the nine months ended September 30, 2004 and 2003, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $18,224 and $16,534 in related accounts and rents receivable as of September 30, 2004 and December 31, 2003, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2004
(In thousands, except per share data and square footage amounts)
(unaudited)

(8)     Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at September 30, 2004 and December 31, 2003:

Mortgagee	Interest Rate at September 30, 2004	Interest Rate at December 31, 2003	Maturity Date	Current Monthly Payment	Balance at September 30, 2004	Balance at December 31, 2003

Allstate (a) (b)	7.21%	7.21%	12/2004	$38	$6,400	$6,400
Allstate	7.00%	7.00%	01/2005	24	4,100	4,100
Allstate	7.15%	7.15%	01/2005	18	3,050	3,050
Allstate	7.00%	7.00%	02/2005	32	5,477	5,477
Allstate	6.65%	6.65%	05/2005	53	9,600	9,600
Allstate	6.82%	6.82%	08/2005	60	10,600	10,600
Allstate	7.40%	7.40%	09/2005	221	35,787	35,787
Allstate	7.38%	7.38%	02/2006	133	21,600	21,600
Allstate	5.87%	5.87%	09/2009	29	6,000	6,000
Allstate	4.65%	4.65%	01/2010	87	22,500	22,500
Allstate	9.25%	9.25%	12/2009	39	3,908	3,908
Allstate	4.84%	4.84%	12/2009	48	11,800	11,800
Allstate	4.70%	4.70%	10/2010	48	12,380	12,380
Archon Financial	4.35%	4.35%	12/2007	24	6,589	6,589
Archon Financial	4.88%	4.88%	01/2011	125	30,720	30,720
Bear, Stearns Funding, Inc. (c)	-	6.86%	06/2004	-	-	57,450
Bear, Stearns Funding, Inc.	6.50%	6.50%	09/2006	73	13,530	13,530
Bear, Stearns Funding, Inc.	6.03%	6.03%	07/2007	68	13,600	13,600
Bear, Stearns Funding, Inc.	6.60%	6.60%	02/2009	44	8,000	8,000
Bear, Stearns Funding, Inc. (c)	4.11%	-	07/2011	133	38,730	-
Berkshire Mortgage (d)	7.79%	7.79%	10/2007	89	13,722	13,853
Column Financial, Inc (e)	7.00%	7.00%	11/2008	146	25,000	25,000
Inland Mortgage Serv. Corp.	-	7.65%	05/2004	-	-	632
John Hancock Life Insurance (d)	7.65%	7.65%	01/2018	89	12,304	12,395
Key Bank	5.00%	5.00%	10/2010	31	7,500	7,500
LaSalle Bank N.A. (b) (f)	2.95%	2.42%	10/2004	16	6,468	6,468
LaSalle Bank N.A. (b)	3.07%	3.07%	10/2004	19	7,445	7,445
LaSalle Bank N.A. (b)	7.25%	7.25%	10/2004	63	10,654	10,654
LaSalle Bank N.A .(b)	7.26%	7.26%	10/2004	56	9,450	9,450
LaSalle Bank N.A. (b)	7.26%	7.26%	12/2004	35	5,910	5,910
LaSalle Bank N.A. (b)	7.36%	7.36%	12/2004	58	9,650	9,650
LaSalle Bank N.A.	7.26%	7.26%	01/2005	58	9,738	9,738
LaSalle Bank N.A.	3.59%	3.59%	03/2005	7	2,400	2,400
LaSalle Bank N.A. (f)	3.05%	2.52%	04/2005	6	2,468	2,468
LaSalle Bank N.A. (f)	3.05%	2.52%	06/2005	14	5,599	5,599
LaSalle Bank N.A. (f)	2.95%	2.42%	11/2005	9	3,650	3,650
LaSalle Bank N.A.	6.81%	6.81%	12/2005	44	7,833	7,833
LaSalle Bank N.A.	4.86%	4.86%	12/2006	73	18,216	19,461
LaSalle Bank N.A. (f) (g)	3.45%	2.92%	12/2006	125	44,165	45,260
LaSalle Bank N.A. (f)	3.45%	2.92%	12/2007	81	28,398	29,948
LaSalle Bank N.A. (h)	2.08%	1.63%	12/2014	8	6,200	6,200
Lehman Brothers Holding, Inc. (i)	6.36%	6.36%	10/2008	299	54,600	54,600
Midland Loan Serv. (d)	7.86%	7.86%	01/2008	32	4,824	4,877
Nomura Credit & Capital	5.02%	-	08/2011	25	8,800	-
Principal Life Insurance	5.96%	5.96%	12/2008	55	11,000	11,000
Principal Life Insurance	5.25%	5.25%	10/2009	32	7,400	7,400
Principal Life Insurance (c)	3.99%	-	06/2010	109	32,930	-
Principal Life Insurance	8.27%	8.27%	09/2010	40	5,850	5,850
Principal Life Insurance	5.57%	5.57%	10/2012	47	10,200	10,200
Woodmen of the World	6.75%	6.75%	06/2008	26	4,625	4,625

Mortgages Payable					$641,370	623,157

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2004
(In thousands, except per share data and square footage amounts)
(unaudited)

In conjunction with the potential sale of Dominick's in Highland Park, the Company has classified this amount as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet as of September 30, 2004 and December 31, 2003.

Approximately $56,000 of the Company's mortgages payable mature during 2004.  The Company intends to replace the remaining debt with new loans for terms of five years or longer at the market interest rate at the time the existing debt matures.  On October 25 and 27, 2004, the Company replaced approximately $18,255 of this debt with $29,650 in new date with a term of 7 years and a fixed interest rate of 4.88%.

In May 2004, the Company refinanced this debt.  It was replaced with total debt of $80,230 for terms ranging from six to seven years with fixed interest rates lower than the original loan.   In August 2004, $8,570 of this new debt was transferred in conjunction with the sale of Fairview Heights, located in Fairview Heights, Illinois.

These loans require payments of principal and interest monthly; all other loans listed are interest only.

Approximately $570 of this loan is secured by Walgreens, located in Woodstock, Illinois.  At September 30, 2004 and December 31, 2003, the Company has classified this property as held for sale.  Upon sale of this property, the Company will substitute an alternate property as collateral for this loan.

Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

In conjunction with the potential sales of Crestwood Plaza, Calumet Square and Sequoia Plaza, the Company has classified $3,442 of this amount as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet as of September 30, 2004.

As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 issued by the Village of Skokie, Illinois.  The interest rate on these bonds floats and is reset weekly by a re-marketing agent.  The rate at September 30, 2004 was 2.08%.  The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding, paid annually.  In addition, the Company is required to pay a re-marketing fee of .125% per annum of the principal amount outstanding, paid quarterly and a trustee fee of $500 also paid quarterly.

Approximately $1,334 of this loan is secured by Wauconda Shopping Center, located in Wauconda, Illinois.  At September 30, 2004, the Company has classified this property as held for sale.  Upon sale of this property, the Company will substitute an alternate property as collateral for this loan.

(9)     Line of Credit

On June 28, 2002, the Company entered into a $100,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years.  The funds from this line of credit are used to purchase additional investment properties.  The Company is required to pay interest only on draws under the line at the rate equal to LIBOR plus 375 basis points.  The Company is also required to pay, on a quarterly basis, an amount less than 1%, per annum, on the average daily funds remaining under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2004, the Company was in compliance with such covenants.

On May 2, 2003, the Company amended its line of credit agreement with KeyBank N.A.  This amendment reduces the interest rate charged on the outstanding balance by 1.25% and extends the maturity to May 2, 2006.  In addition, the aggregate commitment of the Company's line was increased by $50,000, to a total of $150,000.  In conjunction with this amendment, the Company paid approximately $750 in fees and costs.  The outstanding balance on this line of credit was $110,000 as of September 30, 2004 with a weighted average interest rate of 4.29% per annum.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2004
(In thousands, except per share data and square footage amounts)
(unaudited)

(10)     Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income by the "common shares" plus shares issuable upon exercise of existing option or other contracts.  As of September 30, 2004 and December 31, 2003, options to purchase 40 and 32 shares of common stock, respectively, at exercise prices ranging from $9.05 to $10.45 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

As of September 30, 2004, 37 shares of common stock issued pursuant to employment agreements were outstanding, of which 2 have vested.  Additionally, the Company issued 15 shares pursuant to employment incentives of which none have vested.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.

On September 4, 2003, the Company entered into a Put Agreement with Inland Real Estate Investment Corporation, Partnership Ownership Corporation (a wholly owned subsidiary of Inland Real Estate Investment Corporation) and Fleet National Bank.  On August 2, 2004, as a result of an amendment and restatement of the line of credit agreement between the lender and Inland Real Estate Investment Corporation as borrower, the lender delivered to the Company a termination and release of the Put Agreement.  The Company reclassified the liability recorded for its obligation under the Put Agreement and recognized the $100 premium received as earned income on the termination date of August 2, 2004.

The basic weighted average number of common shares outstanding were 66,285 and 64,921 for the nine months ended September 30, 2004 and 2003, respectively.  The diluted weighted average number of common shares outstanding were 66,335 and 64,925 for the nine months ended September 30, 2004 and 2003, respectively.  Additionally, the Company reclassified the amount of temporary equity previously recorded on the Consolidated Balance Sheet at September 30, 2004.

(11)     Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers.  These agreements became effective January 1, 2002.

As of September 30, 2004, an aggregate of 37 shares of the Company's common stock, were issued pursuant to these agreements.  Of the total shares issued, 5 were issued at a value of $11 per share.  During the nine months ended September 30, 2004, the Company issued 32 additional shares at a value of $12.93 per share, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  These 37 shares have an aggregate value of $471.  Additionally, the Company issued 15 shares pursuant to employment incentives for certain Company officers.  These shares were also issued at a value of $12.93 per share, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period beginning one year from the date of issuance of the award.  Compensation cost of $42 and $12 were recorded in connection with the issuance of these shares for the nine months ended September 30, 2004 and 2003, respectively.

The officers may also receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company beginning January 1, 2003.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2004
(In thousands, except per share data and square footage amounts)
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

The property net operating income is summarized in the following table for the three and nine months ended September 30, 2004 and 2003, along with reconciliation to income from continuing operations.  Net investment properties and other related segment assets, non-segment assets and total assets are also presented as of September 30, 2004 and 2003:

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003

Rental income and tenant recoveries	$46,637	41,506	138,857	125,837
Property operating expenses	(5,847)	(4,736)	(18,354)	(15,169)
Real estate tax expense	(8,324)	(6,766)	(24,421)	(22,884)

Property net operating income	32,466	30,004	96,082	87,784

Other income:
Lease termination income	90	-	708	369
Other income	583	373	2,241	1,087
Other property income	166	116	543	435
Gain on continuing operations	76	-	76	-

Other expenses:
Bad debt expense	(200)	(200)	(509)	(1,434)
Depreciation and amortization expense	(9,945)	(8,751)	(28,747)	(25,151)
Stock exchange listing expenses	(83)	-	(823)	-
General and administrative expenses	(1,979)	(1,474)	(5,936)	(4,285)
Interest expense	(10,507)	(9,884)	(31,819)	(29,119)
Minority interest	(206)	(34)	(641)	(392)
Equity in earnings of unconsolidated joint ventures	(328)	(56)	(328)	(188)

Income from continuing operations	$10,133	10,094	30,847	29,106

Net investment properties and other related segment assets	1,201,796	1,161,003	1,201,796	1,161,003
Non-segment assets	76,532	85,927	76,532	85,927

Total assets	$1,278,328	1,246,930	1,278,328	1,246,930

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2004
(In thousands, except per share data and square footage amounts)
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

(14)     Subsequent Events

On October 8, 2004 the Company entered into a strategic joint venture with the New York State Teachers' Retirement System (NYSTRS"). Pursuant to on operating agreement signed on October 8, 2004, the joint venture was formed to acquire up to $400,000 of neighborhood and community retail centers located in the Company's targeted markets throughout the Midwest.

Upon the initial closing, the Company will contribute eight retail centers with an approximate net equity value of $100,000, and NYSTRS will contribute approximately $50,000 of equity capital.  In addition, NYSTRS has committed to contribute, subject to satisfying certain conditions, an additional $100,000 for future acquisitions, for a total contribution of approximately $150,000.  The Company has also agreed to invest, subject to satisfying certain conditions, an additional $100,000 in the joint venture.

On October 18, 2004 the Company paid an aggregate cash dividend of $5,152 to stockholders of record at the close of business on September 30, 2004.

On October 19, 2004 the Company announced that it had declared a cash dividend of $0.08 per share on the outstanding shares of its common stock.   This dividend will be paid on November 17, 2004 to stockholders of record at the close of business on November 1, 2004.

On October 25, 2004, the Company refinanced the debt on Hickory Creek Market, Spring Hill Fashion Center and Maple Park Place.  The loans refinanced had a principal amount of $15,448, in the aggregate and had variable interest rates.  The new loans have a principal amount of $26,150, in the aggregate, an interest rate of 4.88% and a 7-year term.

On October 27, 2004, the Company refinanced the debt on West River Crossing.  The loan refinanced had a principal amount of $2,807 and had a variable interest rate.  The new loan has a principal amount of $3,500, an interest rate of 4.88% and a 7-year term.

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

Data in this section is presented in thousands, except per share data and square footage data.

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

Executive Summary

We are in the business of owning and operating Neighborhood Retail Centers (gross leasable areas ranging from 5,000 to 150,000 square feet) and Community Centers (gross leasable areas in excess of 150,000 square feet).  We are a self-administered real estate investment trust formed under Maryland law.  Our investment properties are located primarily within an approximate 400-mile radius of our headquarters in Oak Brook, Illinois.  Additionally, we own and acquire single-user retail properties located throughout the United States.  We are also permitted to construct or develop properties, or render services in connection with such development or construction.  As of September 30, 2004, we owned interests in 139 investment properties.

Essentially all of our revenues and cash flows are generated by collecting rental payments from our tenants.  We intend to continue to grow our revenues by acquiring additional investment properties and re-leasing those spaces that are vacant, or may become vacant, at more favorable rental rates.  We believe we have significant acquisition opportunities due to our reputation and our concentration in the Chicago and Minneapolis-St. Paul metropolitan areas.

Our largest expenses relate to the operation of our properties as well as the interest expense on our mortgages payable.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.

We will use cash received from our "Dividend Reinvestment Plan," proceeds from financings on previously unencumbered properties and earnings we retain that are not distributed to our stockholders to continue purchasing additional investment properties.

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

EBITDA is defined as earnings (losses) from continuing operations excluding: (1) interest expense; (2) income tax benefit or expenses; (3) depreciation and amortization.  We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance.  By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and capital structure.  By excluding depreciation and amortization expense, we believe we can more accurately assess the performance of our portfolio.  Because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements, it does not reflect the amount of capital needed to maintain our properties nor does it reflect trends in interest costs due to changes in interest rates or increases in borrowing.  EBITDA should be considered only as a supplement to net earnings and may be calculated differently by other equity REITs.

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
  We concentrate our property acquisitions in areas where we have a large market concentration.  In doing this, we are able to attract new retailers to the area and possibly lease several locations to them.

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

During the nine months ended September 30, 2004, we acquired five additional investment properties totaling approximately 559,607 square feet.  The purchase price for these properties was $71,700, in the aggregate.  Additionally, during the nine months ended September 30, 2004, we sold four investment properties and transferred one into a joint venture.  Total proceeds from these sales and the transfer were $36,241, net of closing costs.

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

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and if necessary we conduct an impairment analysis to ensure that the carrying value the investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the nine months ended September 30, 2004 and 2003.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the cost avoidance associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term to amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of September 30, 2004, we had not allocated any amounts to customer relationships because we already have customer relationships with significant tenants at the properties we have acquired.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

We review all expenditures and capitalize any item exceeding $5 that is deemed to be an upgrade or a tenant improvement.  If we capitalize more expenditures, current depreciation expense would be higher; however, total current expenses would be lower.  Depreciation expense is computed using the straight-line method.  Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements, 15 years for site improvements and the remaining life of the related lease for tenant improvements.

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

Recognition of Rental Income and Tenant Recoveries.  Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as "straight-lining" rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the later phases of a lease.  Due to the impact of "straight-lining," rental income exceeded the cash collected for such rent by $1,690 and $1,031 for the nine months ended September 30, 2004 and 2003, respectively.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of rental income in the accompanying Consolidated Statements of Operations.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is also included as a component of rental income in the accompanying Consolidated Statements of Operations.  In accordance with Staff Accounting Bulletin 101, we defer recognition of contingent rental income, such as percentage/excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

Tenant recoveries are primarily comprised of real estate tax and common area maintenance reimbursement income.  Real estate tax income is based on an accrual reimbursement calculation by tenant, based on an estimate of current year real estate taxes.  As actual real estate tax bills are received, we reconcile with our tenants and adjust prior year income estimates accordingly.  Common area maintenance income is accrued on actual common area maintenance expenses as incurred.  Annually, we reconcile with the tenants for their share of the expenses per their lease and we adjust prior year income estimates accordingly.

Recognition of Lease Termination Income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Consolidation/Equity Accounting Policies.  We consolidate the operations of a joint venture if we determine that we are the primary beneficiary or have substantial influence and control the entity.  The primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual returns, or both.  There are significant judgments and estimates involved in determining who is the primary beneficiary.  In accordance with FASB Interpretation No. 46R ("FIN 46"), the assets, liabilities and results of operations of a variable interest entity should be included in the consolidated financial statements of the primary beneficiary.  In addition, we consolidate the operations of a joint venture when we determine the joint venture is not a variable interest entity, however we exercise significant influence and have the ability to control the joint venture.  The third party's interest in these consolidated entities is reflected as minority interest in our consolidated financial statements.

In instances where we do not control the joint venture, we use the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with our operations but instead are reflected as equity in earnings of unconsolidated joint ventures on our Consolidated Statement of Operations.  Additionally, our net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the Consolidated Balance Sheets.

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at September 30, 2004 and December 31, 2003 were $39,067 and $58,388, respectively.  Income generated from our investment properties is the primary source from which we generate cash.  The table below presents lease payments to be received in the future.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), our draws on the line of credit with KeyBank N.A. and proceeds from financings secured by our investment properties.  When it is necessary, such as for new acquisitions, we can generate cash flow by entering into financing arrangements or possible joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties and for purchasing additional investment properties.

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2004	$132,606
2005	131,426
2006	120,881
2007	109,590
2008	96,500
Thereafter	526,312

Total	$1,117,315

As of September 30, 2004, we owned interests in 139 investment properties.  Of the 139 investment properties owned, sixteen are currently unencumbered by any indebtedness.  We generally limit our indebtedness to approximately fifty- percent (50%) of the original purchase price, or current market value if higher, of the investment properties in the aggregate.  These sixteen unencumbered investment properties were purchased for an aggregate purchase price of approximately $96,684 and would therefore yield at least $48,342 in additional cash from financing, using this standard.  In the aggregate, all of our 139 investment properties are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $0.94 per share on an annual basis.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2008 and thereafter:

2004	$56,979
2005	100,704
2006 (a)	207,948
2007	63,799
2008	104,771
Thereafter	217,169

Total	$751,370

Included in the debt maturing during 2006 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2004, we were in compliance with such covenants.

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended September 30, 2004 and 2003:

	2004	2003

Net cash provided by operating activities	$62,149	55,560

Net cash used in investing activities	$(47,564)	(74,774)

Net cash provided by (used in) financing activities	$(33,906)	25,386

Cash Flows From Operating Activities

We received approximately $62,149 in cash from operating activities during the nine months ended September 30, 2004, as compared to receiving approximately $55,560 during the nine months ended September 30, 2003.  This increase in cash received is due to several factors:

  We received approximately $6,600 more in cash for rental income and tenant recoveries during the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003.  Cash received from tenants at our properties newly acquired during 2003 and 2004 increased our total rental payments received by approximately $8,200.  We had a decrease in payments received from tenants at our properties we have owned for the entire years 2003 and 2004.  This is due to both the timing of collections made at the end of the year 2003 and during 2004, as well as a decrease in the collections of common area maintenance billings.  Certain tenants pay monthly estimates towards their common area maintenance expense billings.  A reconciliation of actual expense billings to monthly estimates paid was performed during the three months ended March 31, 2004 for actual expenses incurred during the year ended December 31, 2003 and resulted in larger credits to the tenant's accounts.  These tenants used their credits to offset the monthly estimates due during the nine months ended September 30, 2004, therefore reducing the amount of cash paid in.  The monthly estimates, calculated based on the actual expenses of prior year, decreased for some of our tenants as well, therefore, cash received during the nine months ended September 30, 2004 is lower than cash received during the nine months ended September 30, 2003.

  Payments made for property operating expenses increased approximately $4,800 for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003.  Approximately $1,600 of this increase is attributable to real estate taxes.  Real estate tax payments increased for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003 due to the new properties acquired during 2003 and 2004 as well as increases in amounts billed by the taxing authorities where our investment properties are located.  Payments for insurance premiums also increased approximately $400 during the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003.

Cash Flows From Investing Activities

The primary use of cash for investing activities during 2004 and 2003 was the purchase of additional investment properties and for additions to our existing investment properties.  We used approximately $47,564 in cash from investing activities during the nine months ended September 30, 2004, as compared to using approximately $74,774 during the nine months ended September 30, 2003.  This decrease in cash used is due to several factors:

We used approximately $72,000 for purchases and additions during the nine months ended September 30, 2004, as compared to approximately $73,356 during the nine months ended September 30, 2003.  We purchased five investment properties during the nine months ended September 30, 2004 and purchased four investment during the nine months ended September 30, 2003.

We received approximately $27,671 of proceeds from the sale of investment properties during the nine months ended September 30, 2004, as compared to receiving approximately $494 during the nine months ended September 30, 2003.

We received approximately $8,985 from the sale of investment securities and used approximately $5,045 to purchase investment securities during the nine months ended September 30, 2004, as compared to receiving approximately $850 from the sale of investment securities during the nine months ended September 30, 2003.  No cash was used during the nine months ended September 30, 2003 to purchase investment securities.

Cash Flows From Financing Activities

We used approximately $33,906 in cash from financing activities during the nine months ended September 30, 2004, as compared to receiving approximately $25,386 during the nine months ended September 30, 2003.  This increase in cash used is due to several factors:

We used $25,000 during the nine months ended September 30, 2004, to pay down draws taken on the unsecured line of credit, as compared to receiving $45,000 from draws on the line of credit during the nine months ended September 30, 2003.

We used approximately $62,000 for the repayment of indebtedness during the nine months ended September 30, 2004 and no indebtedness was repaid during the nine months ended September 30, 2003.

We used approximately $48,271 to pay dividends to our stockholders during the nine months ended September 30, 2004 as compared to approximately $47,201 paid during the nine months ended September 30, 2003.

We used approximately $2,123 to repurchase shares during the nine months ended September 30, 2004, as compared to approximately $7,482 during the nine months ended September 30, 2003.  On June 9, 2004, we listed our shares on the New York Stock Exchange and terminated our share repurchase program.

Partially offsetting the increase in cash used was the receipt of approximately $89,030 in loan proceeds during the nine months ended September 30, 2004, as compared to receiving approximately $19,880 in loan proceeds during the nine months ended September 30, 2003.

Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2004 and 2003.  At September 30, 2004, we owned 29 single-user retail properties, 86 Neighborhood Retail Centers and 24 Community Centers.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same three and nine month periods during each year.  A total of 121 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.6 million square feet.  A total of ten investment properties, those that have been acquired during the three and nine months ended September 30, 2004 and the year ended December 31, 2003, are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 89% of the square footage of our portfolio at September 30, 2004.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  In addition to "same store" income growth, we anticipate an increase in total net operating income from continued acquisition activity during 2004.  Additionally, we are able to determine the effects of our new acquisitions on net income.  Through all of these activities, we anticipate growth in total net operating income of approximately 2%-3% in 2004.

Net income available to common stockholders and net income available to common stockholders per weighted average common share for the three and nine months ended September 30, 2004 and 2003 are summarized below:

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003

Net income available to common stockholders	$13,874	10,931	37,035	31,017

Net income available to common stockholders per weighted average common share	$0.21	0.17	0.56	0.48

Weighted average number of common shares outstanding, basic	66,770	65,197	66,285	64,921

Weighted average number of common shares outstanding, diluted	66,820	65,201	66,335	64,925

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to interest, depreciation, amortization and bad debt expense for the three and nine months ended September 30, 2004 and 2003 along with reconciliation to income from continuing operations, calculated in accordance with GAAP.

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003

Rental income and tenant recoveries:
"Same store" investment properties, 121 properties, approximately 10.6 million square feet	$42,274	40,120	128,331	123,676
"Other investment properties," Ten properties, approximately 1.4 million square feet	4,363	1,386	10,526	2,161

Total rental income and tenant recoveries	$46,637	41,506	138,857	125,837

Property operating expenses (including real estate tax expense):
"Same store" investment properties (excluding interest, depreciation, amortization and bad debt expense)	12,834	11,245	39,746	37,654
"Other investment properties" (excluding interest, depreciation, amortization and bad debt expense)	1,337	257	3,029	399

Total property operating expenses	$14,171	11,502	42,775	38,053

Net operating income (rental income and tenant recoveries less property operating expenses):
"Same store" investment properties	29,440	28,875	88,585	86,022
"Other investment properties"	3,026	1,129	7,497	1,762

Total net operating income	$32,466	30,004	96,082	87,784

Other income:
Lease termination income	90	-	708	369
Other property income	166	116	543	435
Other income	583	373	2,241	1,087
Gain from continuing operations	76	-	76	-

Other expenses:
Bad debt expense	(200)	(200)	(509)	(1,434)
Depreciation and amortization	(9,945)	(8,751)	(28,747)	(25,151)
Stock exchange listing expenses	(83)	-	(823)	-
General and administrative expenses	(1,979)	(1,474)	(5,936)	(4,285)
Interest expense	(10,507)	(9,884)	(31,819)	(29,119)
Minority interest	(206)	(34)	(641)	(392)
Equity in earnings of unconsolidated joint ventures	(328)	(56)	(328)	(188)

Income from continuing operations	$10,133	10,094	30,847	29,106

On a "same store" basis, (comparing the results of operations of the investment properties owned during the three and nine months ended September 30, 2004 with the results of the same investment properties during the three and nine months ended September 30, 2003), property net operating income increased by approximately $565 with total revenues increasing by approximately $2,154 and total property operating expenses increasing by approximately $1,589 for the three months ended September 30, 2004.  Property net operating income increased by approximately $2,563 with total revenues increasing by approximately $4,655 and total property operating expenses increasing by approximately $2,092 for the nine months ended September 30, 2004.  Total rental income and tenant recoveries for the three months ended September 30, 2004 and 2003 were $46,637 and $41,506, respectively, and for the nine months ended September 30, 2004 and 2003 these amounts were $138,857 and $125,837, respectively.  The primary reason for these increases was an increase in rental and additional rental income received on the properties purchased during 2004 and 2003.  Essentially all of our rental income is derived from fixed rental income charged to each tenant.  Less than one-percent of our total rental and additional rental income was derived from the collection of percentage rent.  The increase in "same store" income can be attributed to the signing of 117 new leases, in excess of 450,000 square feet, during 2003 and the signing of 83 new and renewal leases, in excess of 480,000 square feet during 2004.

Total property operating expenses, including real estate taxes, for the three and nine months ended September 30, 2004 increased approximately $2,669 and $4,720, respectively, compared to the three and nine months ended September 30, 2003.  The primary reason for these increases was an increase in expenses associated with the "other investment properties" approximately $1,080 for the three month period and $2,630 for the nine month period ended September 30, 2004 and 2003.  Other factors affecting the increase in property operating expenses are expenses on "same store" investment properties, such as:

Real estate tax expense increased $825 and $395 for the three and nine months ended September 30, 2004, respectively, as compared to the three and nine months ended September 30, 2003.  This is a factor of the taxes assessed by each taxing authority where our investment properties are located.  In connection with the increase in real estate taxes, professional fees for working to receive tax reductions on each property have increased $76 and $165 for the same respective periods.

Common area maintenance expenses on our "same store" investment properties, such as, landscaping, snow removal, parking lot work, roof repairs and salaries have increased for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003.

Bad debt expense decreased for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 and remained consistent between the three months ended September 30, 2004 and 2003.  The provision for doubtful accounts recorded at September 30, 2004 was less than the amount recorded at September 30, 2003.  The primary reason for this decrease was a change in the status of certain tenants.  We have collected balances from tenants that were due for a period greater than ninety days that had previously been allowed for and other tenants have made arrangements to repay amounts due.

During the three and nine months ended September 30, 2004, we incurred approximately $83 and $823, respectively in expenses related to our listing on the New York Stock Exchange.  This includes travel expenses related to the road show, legal fees, approximately $333 for the engagement of an investment banking firm to assist with the listing and the initial $250 NYSE listing fee.  No such expenses were incurred during the three and nine months ended September 30, 2003.

General and administrative expenses increased for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003.  This is due to several factors:

Professional fees increased approximately $150 and $342 for the three and nine months ended September 30, 2004, respectively.  This increase is due primarily to advisory and accounting fees paid in relation to the work done for our compliance with Sarbanes-Oxley.

Salaries and other payroll related expenses increased approximately $205 and $705 for the three and nine months ended September 30, 2004 and 2003, respectively.  We have increased our staff to accommodate the growth related to our acquisitions during 2004 and 2003.  The direct costs incurred with additional employees include salaries, health insurance and miscellaneous payroll items.

Data processing increased approximately $22 and $126 for the three and nine months ended September 30, 2004 and 2003, respectively.  During 2004 we subscribed to an online data storage service.  This service is used to store original documentation, such as tenant leases.

Other income increased by approximately $1,154 and $210 for the three and nine months ended September 30, 2004 and 2003, respectively.  This increase is primarily due to the sale of investment securities which resulted in gains on sale of approximately $1,069 and $165 for the three and nine months ended September 30, 2004, respectively.

Interest expense increased for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003.  This is due to several factors:

Interest expense for the three and nine months ended September 30, 2004 includes approximately $1,246 and $3,717, respectively, of interest expense on amounts drawn on the line of credit with KeyBank N.A. and the fees paid on the unused portion of this line, as compared to approximately $1,058 and $3,138 for the three and nine months ended September 30, 2003.  The increased interest expense is due to additional draws taken against the line in 2003 that remained outstanding during 2004.

Mortgage interest expense increased approximately $232 and $1,103 for the three and nine months ended September 30, 2004 and 2003, respectively, due to an increase in mortgages payable from approximately $588,197 at September 30, 2003 to approximately $631,528 at September 30, 2004, net of discontinued operations.  The increase in mortgages payable is due to indebtedness incurred on new acquisitions and the refinancing of existing debt with new loans having a larger principal balance.

Joint Ventures

On February 1, 2001, a wholly-owned subsidiary of ours entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana.  The first phase of new construction commenced in January 2003 for an 18,000 square foot retail building fronting U.S. Route 30.  This building is anchored by a 4,800 square foot Panera Bread store pursuant to an executed ten-year lease.  Construction was completed during 2003 and an additional 2,400 square feet was leased.  It is anticipated that lease up of this building will occur during 2004.  Each partner's initial equity contribution was $500.

Through December 31, 2003, we had accounted for our investment in this joint venture under the equity method of accounting because we were not the managing member and did not have the ability to control the joint venture.  We adopted FASB Interpretation No. 46 ("FIN 46") on January 1, 2004.  In accordance with FIN 46, we have evaluated this joint venture and determined that we are the principal beneficiary in this variable interest entity.  As a result, the accounts of the joint venture have been consolidated with our financial statements for financial reporting purposes.  In conjunction with this consolidation, we consolidated approximately $10,000 in assets held by the joint venture.

In addition, we have committed to lend the LLC up to $17,800.  Draws on the loan bear interest at a rate of 9% per annum, with interest only paid monthly on average outstanding balances.   The loan is secured by the property and matures on January 31, 2006.  As of September 30, 2004, the principal balance of this mortgage receivable was $9,704.  Tri-Land Properties, Inc. has guaranteed $2,500 of this mortgage receivable.  During the consolidation process, this amount was consolidated with the mortgage payable in the joint venture partner's accounts and was therefore eliminated.

Effective September 23, 2004, we formed a strategic joint venture with an affiliate of Crow Holdings Managers, LLC to each acquire a 50% ownership interest in the 97,535 square-foot Hastings Marketplace, which is located in Hastings, Minnesota.  The venture acquired Hastings Marketplace from us for $13,200.  We are the managing member of the venture and earn fees for providing property management and leasing services to the venture.

In connection with the sale of Hastings Marketplace to the venture, we recognized a gain of approximately $76.  The gain and operations are not recorded as discontinued operations because of our continuing involvement in this shopping center.  We account for our interest in the venture using the equity method of accounting.

Non-GAAP Financial Measures

We consider "Funds From Operations" ("FFO") a widely accepted and appropriate measure of performance for a REIT that provides a supplemental measure of a REIT's operating performance because along with cash flows from operating, investing and financing activities it provides a measure of a REIT's ability to incur and service debt and make capital expenditures and acquisitions.  Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as us.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  FFO is used in certain employment agreements to determine incentives received based on our performance.  We also use FFO to compare our performance to that of other REIT's in our peer group.  Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance.  The following table reflects our FFO for the periods presented, reconciled to net income available to common stockholders for these periods:

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003

Net income available to common stockholders	$13,874	10,931	37,035	31,017
Gain on sale of investment properties	(3,502)	-	(4,541)	(3)
Equity in depreciation of unconsolidated joint ventures	-	66	-	107
Amortization on in-place lease intangibles	451	208	1,119	383
Amortization on leasing commissions	315	146	704	377
Depreciation, net of minority interest	9,028	8,510	26,516	24,868

Funds From Operations	$20,166	19,861	60,833	56,749

Net income available to common stockholders per weighted average common share, basic and diluted	$0.21	0.17	0.56	0.48

Funds From Operations, per weighted average common share, basic and diluted	$0.30	0.30	0.92	0.87

Weighted average number of common shares outstanding, basic	66,770	65,197	66,285	64,921

Weighted average number of common shares outstanding, diluted	66,820	65,201	66,335	64,925

EBITDA is defined as earnings (losses) from continuing operations excluding: (1) interest expense; (2) income tax benefit or expenses; (3) depreciation and amortization.  We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance.  By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and capital structure.  By excluding depreciation and amortization expense, we believe we can more accurately assess the performance of our portfolio.  Because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements, it does not reflect the amount of capital needed to maintain our properties nor does it reflect trends in interest costs due to changes in interest rates or increases in borrowing.  EBITDA should be considered only as a supplement to net earnings and may be calculated differently by other equity REITs.

EBITDA	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003

Income From Operations	$10,133	10,094	30,847	29,106
Gain From Operations	(76)	-	(76)	-
Income From Discontinued Operations	315	837	1,723	1,909
Loss From Unconsolidated Ventures	(328)	(56)	(328)	(188)
Interest Expense	10,507	9,884	31,819	29,119
Interest Expense Associated with Discontinued Operations	284	549	802	1,075
Interest Expense Associated with Unconsolidated Ventures	23	183	23	300
Depreciation and Amortization	9,945	8,751	28,747	25,151
Depreciation and Amortization Associated with Discontinued Operations	161	523	406	1,211
Depreciation and Amortization Associated with Unconsolidated Ventures	-	40	-	107

EBITDA	$30,964	30,805	93,963	87,790

Total Interest Expense	$10,814	10,616	32,644	30,494

EBITDA: Interest Expense Coverage Ratio	2.9	2.9	2.9	2.9

The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each quarter during 2003 and 2004.  N/A indicates the property was not owned by the Company at the end of the quarter.

	Gross
	Leasable
	Area	03/31/03	06/30/03	09/30/03	12/31/03	03/31/04	06/30/04	09/30/04
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

22nd St. Plaza Outlot, Oakbrook Terrace, IL	10,000	100	100	100	100	100	100	0
Ameritech, Joliet, IL	4,504	100	100	100	100	100	100	100
Aurora Commons, Aurora, IL	126,908	98	98	98	100	100	99	98(a)
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100	100	100
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100	100	100
Baytowne Square, Champaign, IL	118,842	89	88	87	88	88	88	89(a)
Bergen Plaza, Oakdale, MN	272,233	100	98	98	98	98	98	98
Berwyn Plaza, Berwyn, IL	18,138	26	26	26	26	26	26	100
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	91	91	83	83	80	80	88(b)
Burnsville Crossing, Burnsville, MN	91,015	99	100	100	100	100	100	98
Byerly's Burnsville, Burnsville, MN	72,365	100	100	100	100	100	100	100
Calumet Square, Calumet City, IL	37,656	100	100	100	100	100	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100	100	100
Caton Crossing	83,792	N/A	96	96	100	100	98	95
Century Plaza	314,647	50	50	49	49	49	49	49(c)
Chatham Ridge, Chicago, IL	175,774	96	100	100	100	100	100	92(a)
Chestnut Court, Darien, IL	170,027	96	99	99	99	99	97	87
Circuit City, Traverse City, MI	21,337	100	100	100	100	100	100	100
Cliff Lake Centre, Eagan, MN	73,582	95	88	84	97	98	100	100
Cobblers Crossing, Elgin, IL	102,643	100	100	100	97	99	96	96
Crestwood Plaza, Crestwood, IL	20,044	32	32	32	32	100	100	100
Crystal Point, Crystal Lake, IL	358,423	0	0	0	0	0	0	100
Cub Foods, Buffalo Grove, IL	56,192	0	0	0	0	100	100	100
Cub Foods, Hutchinson, MN	60,208	0	0	0	0	0	0	0(a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0	0	0(a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	100	98	98	98	98	98	98
Deer Trace II, Kohler, WI	24,410	N/A	N/A	N/A	N/A	N/A	N/A	79(b)
Disney, Celebration, FL	166,131	100	100	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100	100	100
Dominick's, Hammond, IN	71,313	100	100	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/03	06/30/03	09/30/03	12/31/03	03/31/04	06/30/04	09/30/04
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Dominick's, Highland Park, IL	71,442	100	100	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	0	0	0	0	0	0	0(a)
Downers Grove Mkt, Downers Grove, IL	104,449	92	99	99	99	99	99	99
Eagle Crest, Naperville, IL	67,632	97	97	97	97	100	100	100
Eastgate Shopping Center, Lombard, IL	132,145	95	96	96	93	93	92	92
Eckerd Drug, Chattanooga, TN	10,908	100	100	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	100	100	100	99	97	100	100
Elmhurst City Center, Elmhurst, IL	39,090	97	97	97	97	97	97	97
Fashion Square, Skokie, IL	84,580	86	92	95	95	88	88	72(a)
Forest Lake Marketplace, Forest Lake, MN	93,853	92	92	92	92	92	92	96(b)
Four Flaggs, Niles, IL	306,661	81	81	66	81	84	87	99(b)
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	97	100	100	98	100	100	100
Goodyear, Montgomery, IL	12,903	100	100	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	100	100	100	100
Hartford Plaza, Naperville, IL	43,762	100	95	95	97	100	97	97(a)
Hastings Marketplace, Hastings, MN	97,535	N/A	N/A	N/A	N/A	88	88	94(b)(c)
Hawthorn Village, Vernon Hills, IL	98,806	98	100	98	100	98	100	100
Hickory Creek Market, Frankfort, IL	55,831	94	90	96	96	89	93	90
High Point Center, Madison, WI	86,004	94	85	91	89	87	87	87
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	47	47	47	8	8	8	8
Iroquois Center, Naperville, IL	140,981	85	83	83	69	71	71	71(a)
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	100	100	100	100	79	79	100
Lake Park Plaza, Michigan City, IN	229,639	69	70	70	73	74	74	73(a)
Lansing Square, Lansing, IL	233,508	97	99	90	99	99	89	89(a)
Mallard Crossing, Elk Grove Village, IL	82,929	29	29	30	32	30	32	100
Mankato Heights	129,058	N/A	96	94	98	98	100	100
Maple Grove Retail, Maple Grove, MN	79,130	87	87	87	97	97	97	97
Maple Park Place, Bolingbrook, IL	220,095	50	50	71	71	71	73	91
Maple Plaza, Downers Grove, IL	31,298	100	100	100	100	100	100	94
Marketplace at Six Corners, Chicago, IL	117,000	100	98	98	100	100	100	100
Medina Marketplace, Medina, OH	72,781	100	100	100	100	100	100	100
	Gross
	Leasable
	Area	03/31/03	06/30/03	09/30/03	12/31/03	03/31/04	06/30/04	09/30/04
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Michael's, Coon Rapids, MN	24,240	100	100	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	68,056	100	92	92	100	98	95	98
Nantucket Square, Schaumburg, IL	56,981	94	100	94	96	96	94	94(a)
Naper West, Naperville, IL	164,812	67	88	84	85	85	83	88(a)
Naper West Ph II, Naperville, IL	50,000	0	0	0	73	73	73	73
Niles Shopping Center, Niles, IL	26,109	73	69	80	68	68	68	83
Oak Forest Commons, Oak Forest, IL	108,330	100	99	99	99	32	32	32(a)
Oak Forest Commons III, Oak Forest, IL	7,424	62	100	100	100	88	88	88
Oak Lawn Town Center, Oak Lawn, IL	12,506	80	100	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	73	73	100	100	100	100	94
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100	100	100
Park Center Plaza, Tinley Park, IL	194,599	98	100	100	95	100	99	99(a)
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	98	98	100	100
Park Square, Brooklyn Park, MN	137,116	93	94	89	54	54	54	54
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	95	95	95	95	96	96	97
Plymouth Collection, Plymouth, MN	45,915	94	100	100	100	100	100	100
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	100	100	100	100	100	100	100
Randall Square, Geneva, IL	216,201	97	97	97	97	95	99	99
Regency Point, Lockport, IL	54,841	100	100	100	100	100	100	100
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	100	100	100
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	96	96	96	95	93	95	98
River Square Center, Naperville, IL	58,260	94	94	91	91	95	95	94
Rivertree Court, Vernon Hills, IL	298,862	93	91	97	96	97	98	99(a)
Rochester Marketplace, Rochester, MN	69,914	N/A	N/A	92	90	90	90	95(b)
Rose Naper Plaza East, Naperville, IL	11,658	100	100	100	89	89	100	100
Rose Naper Plaza West, Naperville, IL	14,335	100	100	100	100	100	100	89(a)
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100	100	100
Salem Square, Countryside, IL	112,310	97	95	95	95	95	95	100
Schaumburg Plaza, Schaumburg, IL	61,485	97	97	97	97	100	81	91
Schaumburg Promenade, Schaumburg, IL	91,831	90	100	100	100	100	100	100
Sears, Montgomery, IL	34,300	95	95	95	95	100	100	100
Sequoia Shopping Ctr, Milwaukee, WI	35,407	72	72	68	72	81	68	68(a)

	Gross
	Leasable
	Area	03/31/03	06/30/03	09/30/03	12/31/03	03/31/04	06/30/04	09/30/04
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Shakopee Valley, Shakopee, MN	146,430	100	100	100	100	100	99	99(a)
Shannon Square Cub, Arden Hills, MN	68,442	N/A	N/A	N/A	N/A	100	100	100
Shannon Square Shoppes, Arden Hills, MN	29,196	N/A	N/A	N/A	N/A	N/A	100	100
Shingle Creek, Brooklyn Center, MN	39,456	89	85	85	85	80	80	77(a)
Shoppes of Mill Creek, Palos Park, IL	102,422	98	98	98	100	100	100	100
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	9	9	8	8	10	18	18
Shops at Orchard Place, Skokie, IL	165,141	96	96	92	92	92	84	88(b)
Six Corners, Chicago, IL	80,650	88	86	86	96	88	88	73
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	95	95	100	95	95	92	100
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100	100	100
St. James Crossing, Westmont, IL	49,994	88	78	80	80	80	98	95(a)
Staples, Freeport, IL	24,049	100	100	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	95	95	95	95	93	98	98
Terramere Plaza, Arlington Heights, IL	40,965	66	79	83	96	96	85	85
Thatcher Woods, River Grove, IL	193,313	98	98	98	98	98	97	99
Townes Crossing, Oswego, IL	105,989	86	86	93	94	99	100	100
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	97	78	97
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100	100	100
University Crossing, Mishawaka, IN	136,430	N/A	N/A	N/A	88	88	88	98(b)
V. Richard's Plaza, Brookfield, WI	107,952	81	99	83	97	98	96	98
Village Ten Center, Coon Rapids, MN	211,568	N/A	N/A	98	98	98	98	98
Walgreens, Decatur, IL	13,500	100	100	100	100	100	100	100
Walgreens, Jennings, MO	15,120	100	100	100	100	100	100	100
Walgreens, Woodstock, IL	15,856	100	100	100	100	100	100	100
Wauconda Shopping Ctr, Wauconda, IL	31,357	100	100	100	100	100	100	100
West River Crossing, Joliet, IL	32,452	91	84	84	91	83	88	91
Western and Howard, Chicago, IL	11,974	78	78	100	100	100	100	100
Wilson Plaza, Batavia, IL	11,160	100	100	100	100	100	78	78
Winnetka Commons, New Hope, MN	42,415	65	65	65	65	65	89	89
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100	100	100	100	90	100	100
Woodfield Comm E/W, Schaumburg, IL	207,583	100	100	96	100	100	100	100
Woodfield Plaza, Schaumburg, IL	177,160	70	70	72	91	91	91	94
Woodland Commons, Buffalo Grove, IL	170,398	89	88	88	89	91	93	97
Woodland Heights, Streamwood, IL	120,436	87	87	87	86	87	87	87

	12,280,750

(a)

The Company receives rent from tenants who have vacated but are still obligated under their lease terms which results in economic occupancy ranging from 72% to 100% at September 30, 2004 for each of these centers.

(b)

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of September 30, 2004, the Company had six investment properties, Forest Lake Marketplace, located in Forest Lake, Minnesota, Shops at Orchard Place, located in Skokie, Illinois, Rochester Marketplace, located in Rochester, Minnesota, University Crossing, located in Mishawaka, Indiana, Hastings Marketplace, located in Hastings, Minnesota (this property is held through a joint venture) and Deer Trace Ph II, located in Kohler, Wisconsin, subject to master lease agreements.

(c)	These properties are owned through joint ventures. See Footnote 3 for further information regarding our joint ventures.

Subsequent Events

On October 8, 2004 we entered into a strategic joint venture with the New York State Teachers' Retirement System (NYSTRS"). Pursuant to on operating agreement signed on October 8, 2004, the joint venture was formed to acquire up to $400,000 of neighborhood and community retail centers located in our targeted markets throughout the Midwest.

Upon the initial closing, we will contribute eight retail centers with an approximate net equity value of $100,000, and NYSTRS will contribute approximately $50,000 of equity capital.  In addition, NYSTRS has committed to contribute, subject to satisfying certain conditions, an additional $100,000 for future acquisitions, for a total contribution of approximately $150,000.  We have also agreed to invest, subject to satisfying certain conditions, an additional $100,000 in the joint venture.

On October 18, 2004 we paid an aggregate cash dividend of $5,152 to stockholders of record at the close of business on September 30, 2004.

On October 19, 2004 we announced that we had declared a cash dividend of $0.08 per share on the outstanding shares of our common stock.  This dividend will be paid on November 17, 2004 to stockholders of record at the close of business on November 1, 2004.

On October 25, 2004, we refinanced the debt on Hickory Creek Market, Spring Hill Fashion Center and Maple Park Place.  The loans refinanced had a principal amount of $15,448, in the aggregate and had variable interest rates.  The new loans have a principal amount of $26,150, in the aggregate, an interest rate of 4.88% and a 7-year term.

On October 27, 2004, we refinanced the debt on West River Crossing.  The loan refinanced had a principal amount of $2,807 and had a variable interest rate.  The new loan has a principal amount of $3,500, an interest rate of 4.88% and a 7-year term.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2004 and 2003 we had no material derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We will designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains and losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will generally enter into derivative transactions that satisfy the aforementioned criteria only.

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

	2004	2005	2006	2007	2008	Thereafter

Fixed rate debt	$50,512	88,988	53,783	35,402	104,771	210,969
Weighted average interest rate	6.64%	7.03%	6.29%	6.42%	6.57%	4.96%

Variable rate debt	6,467	11,716	44,165	28,397	-	6,200
Weighted average interest rate	2.95%	3.02%	3.45%	3.45%	-	2.08%

The table above reflects indebtedness outstanding as of September 30, 2004, and does not reflect indebtedness incurred after that date.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages is estimated to be $96,945 for mortgages which bear interest at variable rates and $545,729 for mortgages which bear interest at fixed rates.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

Approximately $96,945, or 15% of our mortgages payable at September 30, 2004, have variable interest rates averaging 3.28%.  An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $182.

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

PART II - Other Information

Item 1.  Legal Proceedings

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None

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

3.1           Third Articles of Amendment and Restatement of the Registrant (1)

3.2           Amended and Restated Bylaws of the Registrant (2)

4.1           Specimen Stock Certificate (3)

4.2           Amended and Restated Dividend Reinvestment Plan of the Registrant (4)

10.1         Lock-Up Agreement, dated August 4, 2004, by and between Inland Real Estate Corporation, The Inland Group, Inc., Inland Mortgage Investment Corporation, Inland Real Estate Investment Corporation, Partnership Ownership Corporation, Daniel L. Goodwin, G. Joseph Cosenza and Robert D. Parks (5)

10.2         Termination and release of that certain Put Agreement dated September 3, 2003 made by Inland Real Estate Corporation in favor of Fleet National Bank, as administrative agent under that certain $35 Million Revolving Line of Credit entered into between Inland Real Estate Investment Corporation, Fleet National Bank, as administrative agent and the other lenders a party thereto dated September 4, 2003. (5)

10.3         Property acquisition agreement between Inland Real Estate Acquisitions, Inc.  and Inland Real Estate Corporation(*)

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

Incorporated by reference to Exhibit 31 to the Registrant's Current Report on Form 8-K dated September 29, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 1, 2004 (file number 001-32185).

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

Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed by the Registrant with the Securities and Exchange Commission on August 5, 2004 (file number 001-32185).

(*)        Filed as part of this document.

Reports on Form 8-K:

              (1)        Report on Form 8-K dated August 17, 2004 and filed August 19, 2004.

              (2)        Report on Form 8-K dated September 7, 2004 and filed September 8, 2004.

              (3)        Report on Form 8-K dated September 17, 2004 and filed September 20, 2004.

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
Date: November 9, 2004

/s/ BRETT A. BROWN

By: Brett A. Brown
Title: Chief Financial Officer
Date: November 9, 2004