Form 10-K
period 2004-12-31
INLAND REAL ESTATE CORP
filed 2005-03-14
CIK 923284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2004

or

☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-32185

INLAND REAL ESTATE CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	36-3953261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  630-218-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of June 30, 2004, the aggregate market value of the Shares of Common Stock held by non-affiliates of the registrant was $779,848,646.

As of March 9, 2005, there were 67,109,546 shares of common stock outstanding.

Documents Incorporated by Reference:  Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held in 2005 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

PART I

(In thousands, except per share data and square footage amounts)

Item 1.  Business

General

Inland Real Estate Corporation was formed on May 12, 1994.  We are an owner/operator of Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of our headquarters in Oak Brook, Illinois.  We own and acquire single-user retail properties located throughout the United States.  We are also permitted to construct or develop properties, or render services in connection with such development or construction, subject to our compliance with the rules governing real estate investment trusts under the Internal Revenue Code of 1986, as amended (the “Code”).  As of December 31, 2004, we had ownership interests in 140 investment properties, comprised of:

•                  Eighty-seven Neighborhood Retail Centers totaling approximately 5,700,000 gross leasable square feet;

•                  Twenty-four Community Centers totaling approximately 5,200,000 gross leasable square feet;

•                  Twenty-nine single-user retail properties totaling approximately 1,300,000 gross leasable square feet.

We qualified as a real estate investment trust (“REIT”) under the Code for federal income tax purposes commencing with the tax year ending December 31, 1995.  So long as we qualify for treatment as a REIT, we are generally not subject to federal income tax to the extent we distribute at least 90% of our REIT taxable income to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income.

Our business is not seasonal.  We compete on the basis of rental rates and property operations with similar types of properties located in the vicinity of our investment properties.  In addition, our properties compete against other forms of retailing such as catalog companies and e-commerce websites that offer similar retail products.  We have no real property investments located outside of the United States.  We compete with numerous other properties in attracting tenants.  We assess and measure operating results on an individual property basis.  Since all of our investment properties exhibit highly similar economic characteristics, generally have tenants that offer products catering to the day-to-day living needs of individuals, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.  As of December 31, 2004, we employed a total of sixty-eight people, none of whom are represented by a union.

We review and monitor compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment.  For the year ended December 31, 2004, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate incurring material amounts during the year ending December 31, 2005.

We generally limit our indebtedness, not including funds drawn on our unsecured line of credit with KeyBank, to approximately fifty percent (50%) of the original purchase price, or current market value if higher, of the investment properties in the aggregate.  As of December 31, 2004, we had borrowed a total of approximately $599,567, of which approximately $64,639 bears interest at variable rates.  Indebtedness at December 31, 2004 was approximately 50% of the aggregate original purchase price of our investment properties.

During the year ended December 31, 2004, we acquired six additional investment properties totaling approximately 567,000 square feet for $78,049.  Additionally, we sold four investment properties and contributed seven into joint ventures.  Total proceeds from these sales were $27,671, net of closing costs.

We intend to continue to acquire new investment properties of the type previously described in this Item 1, utilizing our cash resources as well as acquisition indebtedness.  We also anticipate additional growth through our joint venture with New York State Teachers’ Retirement System (NYSTRS), to acquire and manage a pool of properties funded with capital provided by NYSTRS.

Conflicts of Interest Policies

Our governing documents require a majority of our directors to be “independent,” as defined by the New York Stock Exchange.  Further, any transactions between The Inland Group, Inc. or its affiliates, and us must be approved by a majority of our independent directors.

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

Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC).  The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330.  The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Certifications

The Company has filed with the Securities and Exchange Commission the chief executive officer and chief financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  In addition, the Company has filed the certification of our chief executive officer with the New York Stock Exchange (“NYSE”) for 2004 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.  Our chief executive officer certified that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of the date of the certification.

Item 2.  Properties

As of December 31, 2004, we owned, outright or through joint ventures, 140 investment properties, comprised of 29 single-user retail properties, 87 Neighborhood Retail Centers and 24 Community Centers.  These investment properties are located in the states of Florida (1), Illinois (94), Indiana (7), Michigan (1), Minnesota (26), Missouri (1), Ohio (3), Tennessee (1) and Wisconsin (6).  Tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/04	Current No. of Tenants	Anchor Tenants (a)

Single-User Retail Properties

22nd Street Plaza Outlot (formerly known as Party City) Oakbrook Terrace, IL	10,052	11/97	1985	$988	1	None

Ameritech Joliet, IL	4,504	05/97	1995	522	1	None

Bakers Shoes Chicago, IL	20,000	09/98	1891	N/A	1	Bakers Shoes

Bally’s Total Fitness St. Paul, MN	43,000	09/99	1998	3,145	1	Bally’s Total Fitness

Carmax Schaumburg, IL	93,333	12/98	1998	11,730	1	Carmax

Carmax Tinley Park, IL	94,518	12/98	1998	9,450	1	Carmax

Circuit City Traverse City, MI	21,337	01/99	1998	1,688	1	Circuit City

Cub Foods Arden Hills, MN	68,442	03/04	2003	N/A	1	Cub Foods

Cub Foods Buffalo Grove, IL	56,192	06/99	1999	3,650	1	Cosmic Zone

Cub Foods Hutchinson, MN	60,208	01/03	1999	N/A	0 (b)	Cub Foods (b)

Cub Foods Indianapolis, IN	67,541	03/99	1991	2,867	0 (b)	Cub Foods (b)

Cub Foods Plymouth, MN	67,510	03/99	1991	2,732	1	Cub Foods

Disney Celebration, FL	166,131	07/02	1995	13,600	1	Walt Disney World

Dominick’s Countryside, IL	62,344	12/97	1975 / 2001	1,150	1	Dominick’s Finer Foods

Dominick’s Glendale Heights, IL	68,879	09/97	1997	N/A	1(d)	Dominick’s Finer Foods

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/04	Current No. of Tenants	Anchor Tenants (a)

Single-User Retail Properties, cont.

Dominick’s Hammond, IN	71,313	05/99	1999	$4,100	1	Food 4 Less

Dominick’s Highland Park, IL	71,442	06/97	1996	N/A	1 (b) (d)	Dominick’s Finer Foods

Dominick’s Schaumburg, IL	71,400	05/97	1996	5,346	1	Dominick’s Finer Foods

Dominick’s West Chicago, IL	78,158	01/98	1990	N/A	0	None

Eckerd Drug Store Chattanooga, TN	10,908	05/02	1999	N/A	1	Eckerd Drug Store

Hollywood Video Hammond, IN	7,488	12/98	1998	882	1	None

Michael’s Coon Rapids, MN	24,240	07/02	2001	N/A	1	Michael’s

Petsmart Gurnee, IL	25,692	04/01	1997	N/A	1	Petsmart

Riverdale Commons Outlot Coon Rapids, MN	6,566	03/00	1999	N/A	1	None

Staples Freeport, IL	24,049	12/98	1998	1,730	1	Staples

United Audio Center Schaumburg, IL	9,988	09/99	1998	N/A	1	None

Walgreens Decatur, IL	13,500	01/95	1988	N/A	1 (d)	Walgreens (c)

Walgreens Jennings, MO	15,120	10/02	1996	N/A	1	Walgreens (c)

Walgreens Woodstock, IL	15,856	06/98	1973	570	1 (d)	Walgreens (c)

Neighborhood Retail Centers

Aurora Commons Aurora, IL	126,908	01/97	1988	8,000	23	Jewel Food Store

Baytowne Shoppes/Square Champaign, IL	118,842	02/99	1993	8,720	20	Staples
						Berean Bookstore
						Petsmart
						Famous Footwear
						Factory Card Outlet

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/04	Current No. of Tenants	Anchor Tenants (a)

Neighborhood Retail Centers, cont.

Berwyn Plaza Berwyn, IL	18,138	05/98	1983	$709	4	None

Bohl Farm Marketplace Crystal Lake, IL	97,287	12/00	2000	7,833	14	Linens & Things
						Dress Barn
						Barnes & Noble

Brunswick Market Center Brunswick, OH	119,540	12/02	1997 / 1998	7,130	15	Tops

Burnsville Crossing Burnsville, MN	91,015	09/99	1989	2,858	13	Petsmart
						Schneiderman’s Furniture
Butera Market Naperville, IL	67,632	03/95	1991	2,350	14	Butera

Byerly’s Burnsville Burnsville, MN	72,365	09/99	1988	2,916	7	Byerly’s Food Store
						Erik’s Bike Shop

Calumet Square Calumet City, IL	37,656	06/97	1967 / 1994	1,033	1(d)	Aronson Furniture

Caton Crossing Plainfield, IL	83,792	06/03	1998	7,425	16	Cub Foods

Cliff Lake Center Eagan, MN	73,582	09/99	1988	4,806	37	None

Cobblers Crossing (f) Elgin, IL	102,643	05/97	1993	2,738	16	Jewel Food Store

Crestwood Plaza Crestwood, IL	20,044	12/96	1992	904	2(d)	Pocket Billiards

Deer Trace Kohler, WI	149,881	07/02	2000	7,400	10	Michael’s
						TJ Maxx
						Elder Beerman
						Famous Footwear

Deer Trace II Kohler, WI	24,410	08/04	2003/2004	N/A	7	None

Downers Grove Market Downers Grove, IL	104,449	03/98	1998	10,600	13	Dominick’s Finer Foods

Eastgate Shopping Ctr Lombard, IL	132,145	07/98	1959 / 2000	3,345	35(b)	Schroeder’s Ace Hardware

Edinburgh Festival Brooklyn Park, MN	91,536	10/98	1997	4,625	15	Knowlan’s Super Market

Elmhurst City Center Elmhurst, IL	39,090	02/98	1994	2,514	12	Walgreens (c)

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/04	Current No. of Tenants	Anchor Tenants (a)

Neighborhood Retail Centers, cont.

Fashion Square Skokie, IL	84,580	12/97	1984	$6,200	15	Cost Plus World Market
						Office Depot

Fashion Square II Skokie, IL	7,151	11/04	1984	N/A	2	None

Forest Lake Marketplace Forest Lake, MN	93,853	09/02	2001	6,589	10(b)	MGM Liquor Warehouse
						Cub Foods

Four Flaggs Annex Niles, IL	21,425	11/02	1973 / 2001	N/A	5	Factory Card Outlet

Gateway Square Hinsdale, IL	40,170	03/99	1985	3,470	19	None

Goodyear Montgomery, IL	12,903	09/95	1991	630	3	None

Grand and Hunt Club Gurnee, IL	21,222	12/96	1996	1,796	3	None

Hartford Plaza Naperville, IL	43,762	09/95	1995	2,310	9	The Tile Shop

Hastings Marketplace (e) Hastings, MN	97,535	02/04	2002	4,890	10	Cub Foods

Hawthorn Village Vernon Hills, IL	98,806	08/96	1979	4,280	20	Dominick’s Finer Foods
						Walgreens

Hickory Creek Marketplace Frankfort, IL	55,831	08/99	1999	5,750	26	None

High Point Center Madison, WI	86,004	04/98	1984	5,361	21	None

Homewood Plaza Homewood, IL	19,000	02/98	1993	1,013	1	Office Depot

Iroquois Center Naperville, IL	140,981	12/97	1983	5,950	24	Sears Logistics Services
						Xilin Association

Joliet Commons Ph II Joliet, IL	40,395	02/00	1999	2,400	2	Office Max

Mallard Crossing Elk Grove Village, IL	82,929	05/97	1993	4,050	12(b)	Food 4 Less

Mankato Heights Mankato, MN	129,058	04/03	2002	8,910	19	TJ Maxx
						Old Navy
						Michael’s
						Famous Footwear

Maple Grove Retail Maple Grove, MN	79,130	09/99	1998	3,958	5	Roundy’s

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/04	Current No. of Tenants	Anchor Tenants (a)

Neighborhood Retail Centers, cont.

Maple Plaza Downers Grove, IL	31,196	01/98	1988	$1,583	12	None

Marketplace at 6 Corners (f) Chicago, IL	117,000	11/98	1997	5,900	6	Jewel Food Store
						Marshall’s

Medina Marketplace Medina, OH	72,781	12/02	1956 / 1999	5,250	8	Tops

Mundelein Plaza Mundelein, IL	68,056	03/96	1990	2,810	8	Sears

Nantucket Square Schaumburg, IL	56,981	09/95	1980	2,200	18	Cue-Can-Do

Naper West Ph II Naperville, IL	50,000	10/02	1985	N/A	1	JoAnn Fabrics

Niles Shopping Center Niles, IL	26,109	04/97	1982	1,618	6	None

Oak Forest Commons Oak Forest, IL	108,330	03/98	1998	6,619	14(b)	Dominick’s Finer Foods
						Murry’s Discount Auto

Oak Forest Commons Ph III Oak Forest, IL	7,424	06/99	1999	N/A	4	None

Oak Lawn Town Center Oak Lawn, IL	12,506	06/99	1999	N/A	4	None

Orland Greens Orland Park, IL	45,031	09/98	1984	3,550	14	Shoe Carnival
						MacFrugal’s

Orland Park Retail Orland Park, IL	8,500	02/98	1997	625	3	None

Park Place Plaza St. Louis Park, MN	84,999	09/99	1997	6,407	14	Petsmart
						Office Max

Park Square Brooklyn Park, MN	137,116	08/02	1986 / 1988	5,850	20	Fashion Bug

Park St. Claire Schaumburg, IL	11,859	12/96	1994	763	2	None

Plymouth Collection Plymouth, MN	45,915	01/99	1999	5,180	11	Golf Galaxy

Quarry Outlot Hodgkins, IL	9,650	12/96	1996	900	3	None

Regency Point Lockport, IL	54,841	04/96	1993 / 1995	N/A	18	9th Street Fitness
						Ace Hardware

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/04	Current No. of Tenants	Anchor Tenants (a)

Neighborhood Retail Centers, cont.

Riverplace Center Noblesville, IN	74,414	11/98	1992	$3,290	11(b)	Fashion Bug
						Kroger

River Square S/C Naperville, IL	58,260	06/97	1988	3,050	21	None

Rochester Marketplace Rochester, MN	69,914	09/03	2001 / 2003	5,885	15	Famous Footwear
						Staples
						Audio King

Rose Plaza Elmwood Park, IL	24,204	11/98	1997	2,670	3	Binny’s

Rose Plaza East Naperville, IL	11,658	01/00	1999	1,086	5	None

Rose Plaza West Naperville, IL	14,335	09/99	1997	1,382	5	None

Salem Square Countryside, IL	112,310	08/96	1973 / 1985	3,130	7	TJ Maxx
						Marshall’s

Schaumburg Plaza Schaumburg, IL	61,485	06/98	1994	3,904	10	Sears Hardware

Schaumburg Promenade Schaumburg, IL	91,831	12/99	1999	9,650	8	DSW Shoe Warehouse
						Pier 1 Imports
						Linens and Things

Sears Montgomery, IL	34,300	06/96	1990	1,645	6	Sears Hardware

Sequoia Shopping Center Milwaukee, WI	35,407	06/97	1988	1,505	12 (d)	None

Shakopee Valley Shakopee, MN	146,430	12/02	2000 / 2001	7,500	13	Kohl’s
						Office Max

Shannon Square Shoppes Arden Hills, MN	29,196	06/04	2003	N/A	14	None

Shingle Creek Brooklyn Center, MN	39,456	09/99	1986	1,735	18 (b)	None

Shoppes of Mill Creek (f) Palos Park, IL	102,422	03/98	1989	2,830	23	Jewel Food Stores

Shops at Coopers Grove Country Club Hills, IL	72,518	01/98	1991	2,900	6	None

Six Corners Chicago, IL	80,650	10/96	1966	3,100	7 (b)	Chicago Health Clubs

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/04	Current No. of Tenants	Anchor Tenants (a)

Neighborhood Retail Centers, cont.

Spring Hill Fashion Ctr West Dundee, IL	125,198	11/96	1985	$7,900	18	TJ Maxx
						Michael’s
						Pier One

St. James Crossing Westmont, IL	49,994	03/98	1990	3,848	21 (b)	None

Stuart’s Crossing St. Charles, IL	85,529	07/99	1999	6,050	8	Jewel Food Stores

Terramere Plaza Arlington Heights, IL	40,965	12/97	1980	2,203	18	None

Townes Crossing Oswego, IL	105,989	08/02	1988	6,000	22	Jewel Food Stores

Two Rivers Plaza Bolingbrook, IL	57,900	10/98	1994	4,620	10	The Book Market
						Marshall’s

University Crossing Mishawaka, IN	136,430	10/03	2003	8,800	20	Marshall’s
						Babies R Us
						Petco
						Famous Footwear
						Dollar Tree Stores
						Pier 1 Imports

V. Richard’s Plaza Brookfield, WI	107,952	02/99	1985	8,000	24	V. Richards Market
						Guitar Center
						Pedro’s Mexican Restaurant

Wauconda Shopping Ctr Wauconda, IL	31,357	05/98	1988	1,334	3 (d)	Sears Hardware

West River Crossing Joliet, IL	32,452	08/99	1999	3,500	16	None

Western & Howard Chicago, IL	11,974	04/98	1985	993	3	None

Wilson Plaza Batavia, IL	11,160	12/97	1986	650	6	None

Winnetka Commons New Hope, MN	42,415	07/98	1990	2,234	17 (b)	Walgreens(b) (c)

Wisner/Milwaukee Plaza Chicago, IL	14,677	02/98	1994	975	4	None

Woodland Heights Streamwood, IL	120,436	06/98	1956	3,940	13	Jewel Food Stores

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/04	Current No. of Tenants	Anchor Tenants (a)

Community Centers

Bergen Plaza Oakdale, MN	272,233	04/98	1978	$9,142	37(b)	Roundy’s (b)
						K-Mart
						Petco

Chatham Ridge (f) Chicago, IL	175,774	02/00	1999	4,869	27	Cub Foods
						Marshall’s
						Bally Total Fitness

Chestnut Court Darien, IL	170,027	03/98	1987	8,618	22	Just Ducky
						Stein Mart
						Powerhouse Gym
						Loyola Univ Medical Center
						Factory Card Outlet

Century Plaza Merrillville, IN	314,627	02/01	2003	—	5	Burlington Coat Factory

Crystal Point Crystal Lake, IL	358,423	07/04	1976/1990’s	20,100	16	Best Buy
						K-Mart
						Bed, Bath & Beyond
						The Sports Authority
						Cost Plus
						Ace Hardware
						Borders Books
						Office Depot

Four Flaggs Niles, IL	306,661	11/02	1973 / 1998	12,273	24	Jewel Food Stores
						Wickes Furniture
						Rhodes
						Office Depot
						REI
						Petsmart
						Jo-Ann Fabrics
						Books-A-Million
						Women’s Workout World

Joliet Commons Joliet, IL	158,922	10/98	1995	13,675	16	Barnes and Noble
						Cinemark
						MC Sports
						La-Z Boy Showcase Shop
						Hometown Buffet
						Old Navy
						Petsmart

Lake Park Plaza Michigan City, IN	229,639	02/98	1990	6,490	18 (b)	Wal-Mart
						Valuland
						Jo-Ann Fabrics
						Factory Card Outlet

Lansing Square Lansing, IL	233,508	12/96	1991	8,000	18	Sam’s Club
						Babies R Us
						Office Max
						Jeepers

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/04	Current No. of Tenants	Anchor Tenants (a)

Community Centers Cont.

Maple Park Place Bolingbrook, IL	220,095	01/97	1992	$12,500	26	Best Buy
						Sportmart
						Powerhouse Gym
						Jo-Ann Fabrics
						Office Depot

Naper West Naperville, IL	164,812	12/97	1985	7,695	26	TJ Maxx
						Barrett’s Home Theater Store

Park Center Plaza Tinley Park, IL	194,599	12/98	1988	14,090	33	Bally’s Total Fitness
						Cub Foods
						The Furniture Box
						Bud’s Sport Place
						Chuck E. Cheese
						Old Country Buffet

Pine Tree Plaza Janesville, WI	187,413	10/99	1998	9,890	21	Michael’s
						Staples
						TJ Maxx
						Gander Mountain
						Old Navy
						Petco
						Famous Footwear

Quarry Retail Minneapolis, MN	281,648	09/99	1997	15,670	16	Roundy’s
						Home Depot
						Petsmart
						Office Max
						Old Navy
						Party City

Randall Square (f) Geneva, IL	216,485	05/99	1999	6,765	28	Marshall’s
						Petsmart
						Bed, Bath & Beyond
						Michael’s
						Factory Card Outlet
						Shoe Carnival
						Old Navy

Riverdale Commons Coon Rapids, MN	168,277	09/99	1998	9,752	17	Roundy’s
						Office Max
						Wickes Furniture
						Petco
						Party City

Rivertree Court Vernon Hills, IL	298,862	07/97	1988	17,548	42	Best Buy
						Kerasotes Theaters
						Office Depot
						TJ Maxx
						Petsmart
						Michael’s
						Harlem Furniture
						Ulta Salon
						Old Country Buffet

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/04	Current No. of Tenants	Anchor Tenants (a)

Community Centers Cont.

Shops at Orchard Place Skokie, IL	165,141	12/02	2000	22,500	18	DSW Shoe Warehouse
						Best Buy
						Ulta Salon
						Pier 1 Imports
						Petco
						Walter E. Smithe

Springboro Plaza Springboro, OH	154,034	11/98	1992	5,510	5	K-Mart
						Kroger

Thatcher Woods River Grove, IL	193,313	04/02	1969 / 1999	10,200	21	A.J. Wright
						Dominick’s Finer Foods
						Hanging Garden Banquets
						Olson’s Ace Hardware

Village Ten Coon Rapids, MN	211,568	08/03	2002	8,500	12 (b)	Cub Foods
						Lifetime Fitness
						Dollar Tree Stores

Woodfield Commons E/W (f) Schaumburg, IL	207,583	10/98	1973	6,750	18 (b)	Toys R Us
			1975			Tower Records
			1997			Comp USA
						Cost Plus
						Party City
						Discovery Clothing
						Luna Carpets

Woodfield Plaza Schaumburg, IL	177,160	01/98	1992	9,600	9	Kohl’s
						Barnes & Noble
						JoAnn Fabrics
						Joseph A. Banks Clothiers

Woodland Commons Buffalo Grove, IL	170,398	02/99	1991	11,000	36	Dominick’s Finer Foods
						Jewish Community Center
						Harris Bank
Total	12,288,135			$634,309

(a)                                  Anchor tenants are defined as any tenant occupying 10,000 or more square feet.  We use the tenant’s trade name, which may be different than the legal entity named on the lease.

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

(d)                                 As of December 31, 2004, this property was held for sale.

(e)                                  Single property joint venture with Crow Holdings, including our 50% share of debt.

(f)                                    Joint Venture with the New York State Teachers’ Retirement System, including our 50% share of debt.

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2004

	Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	Percent of Total Leased GLA	Total Annualized Base Rent ($)	Percent of Total Annualized Base Rent ($)	Annualized Base Rent ($/Sq.Ft.) (2)

All Leases (1)
1	2004	12	38,269	0.34%	479	0.35%	12.50
2	2005	176	513,799	4.51%	7,552	5.58%	14.70
3	2006	221	1,013,616	8.90%	11,874	8.78%	11.71
4	2007	257	956,031	8.39%	11,901	8.80%	12.45
5	2008	255	1,293,188	11.35%	16,583	12.26%	12.82
6	2009	252	1,376,103	12.08%	15,174	11.22%	11.03
7	2010	89	732,940	6.43%	7,909	5.85%	10.79
8	2011	31	684,434	6.01%	6,933	5.13%	10.13
9	2012	50	701,415	6.16%	8,318	6.15%	11.86
10	2013	46	535,765	4.70%	7,188	5.32%	13.42
11	2014+	108	3,548,802	31.15%	41,309	30.55%	11.64

Total Weighted Average		1,497	11,394,362	100.00%	135,221	100.00%	11.87

(1)   Includes leases expiring on non-consolidated property owned in a joint venture.

(2)   Annualized base rent for all leases in place at report date are calculated as follows: annualized current monthly base rents in-place.

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties as of December 31, 2004, 2003, 2002, 2001 and 2000.  N/A indicates we did not own the investment property at the end of the year.

	Gross Leaseable Area	2004%		2003%	2002%	2001%	2000%
Properties

22nd Street Plaza Outlot (formerly known as Party City, Oakbrook Terrace, IL	10,052	100		100	100	100	100
Ameritech, Joliet, IL	4,504	100		100	100	100	100
Aurora Commons, Aurora, IL	126,908	98		100	99	97	94
Bakers Shoes, Chicago, IL	20,000	100		100	100	100	100
Bally’s Total Fitness, St. Paul, MN	43,000	100		100	100	100	100
Baytowne Shoppes/Square, Champaign, IL	118,842	98		88	94	98	98
Bergen Plaza, Oakdale, MN	272,233	98	(a)	98	99	99	98
Berwyn Plaza, Berwyn, IL	18,138	26		26	20	26	26
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100		100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	91		83	88	N/A	N/A
Burnsville Crossing, Burnsville, MN	91,015	99		100	98	100	100
Butera Market, Naperville, IL	67,632	100		97	100	100	98
Byerly’s Burnsville, Burnsville, MN	72,365	100		100	100	100	100
Calumet Square, Calumet City, IL	37,656	100		100	53	100	100
Carmax, Schaumburg, IL	93,333	100		100	100	100	100
Carmax, Tinley Park, IL	94,518	100		100	100	100	100
Caton Crossing, Plainfield, IL	83,792	95		100	N/A	N/A	N/A
Century Plaza, Merrillville, IN	314,647	49	(c)	49	50	50	N/A
Chatham Ridge, Chicago, IL	175,774	95	(c)	100	96	100	99
Chestnut Court, Darien, IL	170,027	88		99	97	99	97
Circuit City, Traverse City, MI	21,337	100		100	100	100	100
Cliff Lake Center, Eagan, MN	73,582	100		97	100	95	88
Cobblers Crossing, Elgin, IL	102,643	96	(c)	97	100	100	98
Crestwood Plaza, Crestwood, IL	20,044	100		32	100	100	100
Crystal Point, Crystal Lake, IL	358,423	100		N/A	N/A	N/A	N/A
Cub Foods, Buffalo Grove, IL	56,192	100		0	0	0	100
Cub Foods, Hutchinson, MN	60,208	0	(a)	0	N/A	N/A	N/A
Cub Foods, Indianapolis, IN	67,541	0	(a)	0	0	0	100
Cub Foods, Plymouth, MN	67,510	100		100	100	100	100
Cub Foods, Arden Hills, MN	68,442	100		N/A	N/A	N/A	N/A
Deer Trace, Kohler, WI	149,881	98	(b)	98	100	N/A	N/A
Deer Trace II, Kohler, WI	24,410	90		N/A	N/A	N/A	N/A
Disney, Celebration, FL	166,131	100		100	100	N/A	N/A
Dominick’s, Countryside, IL	62,344	100		100	100	100	100
Dominick’s, Glendale Heights, IL	68,879	100		100	100	100	100
Dominick’s, Hammond, IN	71,313	100		100	100	0	0
Dominick’s, Highland Park, IL	71,442	0	(a)	100	100	100	100
Dominick’s, Schaumburg, IL	71,400	100		100	100	100	100
Dominick’s, West Chicago, IL	78,158	0		0	0	100	100
Downers Grove Market, Downers Grove, IL	104,449	99		99	99	99	99
Eastgate Shopping Center, Lombard, IL	132,145	88	(a)	93	94	90	89
Eckerd Drug Store, Chattanooga, TN	10,908	100		100	100	N/A	N/A
Edinburgh Festival, Brooklyn Park, MN	91,536	100		99	100	100	100
Elmhurst City Center, Elmhurst, IL	39,090	97		97	84	66	66
Fashion Square, Skokie, IL	84,580	75		95	86	85	78

	Gross Leaseable Area	2004%		2003%	2002%	2001%	2000%
Properties

Fashion Square II, Skokie, IL	7,151	100		N/A	N/A	N/A	N/A
Forest Lake Marketplace, Forest Lake, MN	93,853	98	(a)	92	96	N/A	N/A
Four Flaggs, Niles, IL	306,661	99		81	78	N/A	N/A
Four Flaggs Annex, Niles, IL	21,425	100		100	100	N/A	N/A
Gateway Square, Hinsdale, IL	40,170	100		98	93	100	98
Goodyear, Montgomery, IL	12,903	100		100	100	100	77
Grand and Hunt Club, Gurnee, IL	21,222	100		100	100	21	100
Hartford Plaza, Naperville, IL	43,762	100		97	100	47	100
Hastings Marketplace, Hastings, MN	97,535	94	(b)(c)	N/A	N/A	N/A	N/A
Hawthorn Village, Vernon Hills, IL	98,806	100		100	97	98	100
Hickory Creek Marketplace, Frankfort, IL	55,831	97		96	94	91	100
High Point Center, Madison, WI	86,004	92		89	91	86	82
Hollywood Video, Hammond, IN	7,488	100		100	100	100	100
Homewood Plaza, Homewood, IL	19,000	100		8	47	100	100
Iroquois Center, Naperville, IL	140,981	65		69	72	84	75
Joliet Commons, Joliet, IL	158,922	100		100	100	100	100
Joliet Commons Ph II, Joliet, IL	40,395	79		100	100	100	100
Lake Park Plaza, Michigan City, IN	229,639	74	(a)	73	69	69	72
Lansing Square, Lansing, IL	233,508	99		99	97	98	99
Mallard Crossing, Elk Grove Village, IL	82,929	99	(a)	32	41	29	30
Mankato Heights, Mankato, MN	129,058	100		98	N/A	N/A	N/A
Maple Grove Retail, Maple Grove, MN	79,130	97		97	97	97	91
Maple Park Place, Bolingbrook, IL	220,095	100		71	50	73	100
Maple Plaza, Downers Grove, IL	31,196	100		100	100	100	96
Marketplace at Six Corners, Chicago, IL	117,000	100	(c)	100	100	100	100
Medina Marketplace, Medina, OH	72,781	100		100	100	N/A	N/A
Michael’s, Coon Rapids, MN	24,240	100		100	100	N/A	N/A
Mundelein Plaza, Mundelein, IL	68,056	98		100	100	94	97
Nantucket Square, Schaumburg, IL	56,981	94		94	96	79	98
Naper West, Naperville, IL	164,812	85		85	66	73	96
Naper West Ph II, Naperville, IL	50,000	73		73	0	N/A	N/A
Niles Shopping Center, Niles, IL	26,109	83		68	73	73	100
Oak Forest Commons, Oak Forest, IL	108,330	32	(a)	99	100	99	100
Oak Forest Commons Ph III, Oak Forest, IL	7,424	88		100	62	50	50
Oak Lawn Town Center, Oak Lawn, IL	12,506	100		100	100	100	100
Orland Greens, Orland Park, IL	45,031	94		100	100	97	94
Orland Park Retail, Orland Park, IL	8,500	100		100	100	100	100
Park Center Plaza, Tinley Park, IL	194,599	99		95	98	97	99
Park Place Plaza, St. Louis Park, MN	84,999	100		98	100	100	100
Park Square, Brooklyn Park, MN	137,116	55		54	93	N/A	N/A
Park St. Claire, Schaumburg, IL	11,859	100		100	100	100	100
Petsmart, Gurnee, IL	25,692	100		100	100	100	N/A
Pine Tree Plaza, Janesville, WI	187,413	97		95	95	96	96
Plymouth Collection, Plymouth, MN	45,915	100		100	94	96	100
Quarry Outlot, Hodgkins, IL	9,650	100		100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	100		100	100	100	99
Randall Square, Geneva, IL	216,485	100	(c)	97	100	100	99
Regency Point, Lockport, IL	54,841	100		100	100	97	97

	Gross Leaseable Area	2004%		2003%	2002%	2001%	2000%
Properties

Riverdale Commons, Coon Rapids, MN	168,277	100		100	100	100	100
Riverdale Commons Outlot, Coon Rapids, MN	6,566	100		100	100	100	100
Riverplace Center, Noblesville, IN	74,414	94	(a)	95	98	96	94
River Square Shopping Center, Naperville, IL	58,260	92		91	92	84	74
Rivertree Court, Vernon Hills, IL	298,862	99		96	99	98	100
Rochester Marketplace, Rochester, MN	69,914	91		90	N/A	N/A	N/A
Rose Naper Plaza East, Naperville, IL	11,658	100		89	100	100	100
Rose Naper Plaza West, Naperville, IL	14,335	100		100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100		100	100	100	100
Salem Square, Countryside, IL	112,310	100		95	91	91	100
Schaumburg Plaza, Schaumburg, IL	61,485	91		97	93	60	93
Schaumburg Promenade, Schaumburg, IL	91,831	100		100	90	90	100
Sears, Montgomery, IL	34,300	100		95	95	90	100
Sequoia Shopping Center, Milwaukee, WI	35,407	76		72	68	73	80
Shakopee Valley, Shakopee, MN	146,430	100		100	100	N/A	N/A
Shannon Square, Arden Hills, MN	29,196	100		N/A	N/A	N/A	N/A
Shingle Creek, Brooklyn Center, MN	39,456	82	(a)	85	96	97	83
Shoppes of Mill Creek, Palos Park, IL	102,422	100	(c)	100	93	96	94
Shops at Coopers Grove, Country Club Hills, IL	72,518	18		8	9	18	20
Shops at Orchard Place, Skokie, IL	165,141	89		92	96	N/A	N/A
Six Corners, Chicago, IL	80,650	72	(a)	96	88	86	86
Spring Hill Fashion Center, W. Dundee, IL	125,198	89		95	95	98	96
Springboro Plaza, Springboro, OH	154,034	100		100	100	99	100
St. James Crossing, Westmont, IL	49,994	95	(a)	80	88	100	94
Staples, Freeport, IL	24,049	100		100	100	100	100
Stuart’s Crossing, St. Charles, IL	85,529	98		95	95	90	86
Terramere Plaza, Arlington Heights, IL	40,965	80		96	73	69	87
Thatcher Woods, River Grove, IL	193,313	99		98	98	N/A	N/A
Townes Crossing, Oswego, IL	105,989	100		94	86	N/A	N/A
Two Rivers Plaza, Bolingbrook, IL	57,900	97		100	100	100	100
United Audio Center, Schaumburg, IL	9,988	100		100	100	100	100
University Crossing, Mishawaka, IN	136,430	98	(b)	88	N/A	N/A	N/A
V. Richard’s Plaza, Brookfield, WI	107,952	98		97	79	80	82
Village Ten, Coon Rapids, MN	211,568	98	(a)	98	N/A	N/A	N/A
Walgreens, Decatur, IL	13,500	100		100	100	100	100
Walgreens, Jennings, MO	15,120	100		100	100	N/A	N/A
Walgreens, Woodstock, IL	15,856	100		100	100	100	100
Wauconda Shopping Center, Wauconda, IL	31,357	100		100	100	77	92
West River Crossing, Joliet, IL	32,452	95		91	91	96	97
Western & Howard, Chicago, IL	11,974	100		100	78	78	100
Wilson Plaza, Batavia, IL	11,160	78		100	100	100	100
Winnetka Commons, New Hope, MN	42,415	89	(a)	65	65	62	72
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100		100	100	100	100
Woodfield Commons-East/West, Schaumburg, IL	207,583	92	(c)	100	100	100	100
Woodfield Plaza, Schaumburg, IL	177,160	94	(a)	91	76	78	100
Woodland Commons, Buffalo Grove, IL	170,398	99		89	90	95	97
Woodland Heights, Streamwood, IL	120,436	87		86	94	94	89
	12,288,135

(a)     We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 73% to 100% at December 31, 2004, for each of these centers.

(b)     In connection with the purchase of several investment properties, we, from time to time, receive payments under master lease agreements covering space vacant at the time of acquisition.  The payments will be made to us for a period ranging from one to two years from the date of acquisition of the property or until the vacant space is leased and tenants begin paying rent.  Accounting principles generally accepted in the United States of America (“GAAP”) require us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2004, we had three investment properties, University Crossing, located in Mishawaka, Indiana, Hastings Marketplace, located in Hastings, Minnesota (this property is held through a joint venture) and Deer Trace II, located in Kohler, Wisconsin, subject to master lease agreements.

(c)     These properties are owned through joint ventures.  See footnote 3 to the financial statements for further information regarding our joint ventures.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

As of March 9, 2005, there were 10,554 stockholders of record of our common stock.  Our shares were listed on the New York Stock Exchange on June 9, 2004 under the symbol IRC.  Prior to June 9, 2004, trading in our shares took place on the electronic over the counter bulletin board market.  Prices on this market set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  During the years ended December 31, 2004 and 2003, we paid a monthly dividend equal to $0.94 per share, per annum.  The following table sets forth, for the periods indicated, the high and low sales prices for our shares on the New York Stock Exchange and the over the counter market.

For the Quarter Ended	High	Low

December 31, 2004	$15.95	14.45
September 30, 2004	14.95	12.73
June 30, 2004	13.10	9.00
March 31, 2004	12.00	8.50

December 31, 2003	$12.00	8.00
September 30, 2003	12.00	8.50
June 30, 2003	9.75	8.50
March 31, 2003	9.90	8.50

The following table presents certain information, as of December 31, 2004, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	—	—	—

Equity compensation plans not approved by stockholders	—	—	52

Total	—	—	52

Reference is made to Note 12 to the financial statements for a discussion of our deferred stock compensation plans.

Distributions

To maintain our status as a REIT, we are required to distribute, each year, at least 90% of our “REIT taxable income,” which is defined as taxable income excluding the deduction for dividends paid and net capital gains.  We declared distributions to stockholders totaling $62,618 and $61,166 or $0.94 on an annual basis per share for the years ended December 31, 2004 and 2003, respectively.  Of this amount, $0.80 and $0.72 per share was taxable as ordinary income for 2004 and 2003, respectively.  The remainder constituted a return of capital for tax purposes, or $0.12 and $0.21 per share, for 2004 and 2003, respectively and $0.02 and less than $0.01 per share as capital gains for 2004 and 2003, respectively.  Future distributions are determined by our board of directors.  We expect to continue paying these distributions to maintain our status as a REIT.  We recorded $1,245 and $334 of capital gain for the years ended December 31, 2004 and 2003, respectively, for federal income tax purposes.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans

October 1 – 31	—		—	—	3,420
November 1 – 30	—		—	—	3,420
December 1 – 31	5	(a)	$15.40	—	3,420

Total	5		$15.40	—	3,420

(a)          These shares were purchased as part of the certificate exchange plan announced November 5, 2004.

Item 6.  Selected Financial Data

INLAND REAL ESTATE CORPORATION

For the years ended December 31, 2004, 2003, 2002, 2001, and 2000

 (In thousands, except per share data)

(not covered by the Report of Independent Registered Public Accounting Firm)

	2004	2003	2002	2001	2000

Total assets	1,207,092	1,280,656	1,190,031	1,020,363	1,002,894
Mortgages payable	596,125	615,512	582,282	493,120	467,766
Total revenues	187,148	168,706	145,997	149,974	149,856
Income (loss) from continuing operations	42,173	38,225	35,521	39,742	(32,098)
Net income (loss) available to common stockholders(a)	49,373	41,866	39,276	40,666	(32,004)
Net income (loss) per common share, basic and diluted (b)	0.74	0.64	0.61	0.64	(0.54)
Operating cash flow distributed	61,373	60,832	59,895	58,417	52,964
Capital gain distribution	1,245	334	195	375	—
Total distributions declared	62,618	61,166	60,090	58,792	52,964
Distributions per common share (b)	0.94	0.94	0.94	0.93	0.90
Cash flows provided by operating activities	86,118	80,098	67,839	70,250	57,616
Cash flows provided by (used in) investing activities	(54,059)	(87,060)	(192,971)	(19,825)	(53,408)
Cash flows provided by (used in) financing activities	(54,939)	43,916	116,590	(28,845)	(15,234)

Weighted average common shares outstanding, basic	66,454	65,064	63,979	63,108	59,139
Weighted average common shares outstanding, diluted	66,504	65,068	63,984	63,108	59,139

The above financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report.

(a)               Net income (loss) for the year ended December 31, 2000 was impacted by a one-time expense of $68,775 reflecting the consideration paid in the merger.  On July 1, 2000, we became a self-administered real estate investment trust by completing our acquisition of Inland Real Estate Advisory Services, Inc. and Inland Commercial Property Management, Inc.  We issued an aggregate of 6,182 shares of our common stock valued at $11 per share in connection with the merger.  The transaction was accounted for as a payment to terminate the management and advisory contracts and therefore, was expensed.

(b)              The net income and distributions per share are based upon the weighted average number of common shares outstanding as of December 31 of the relevant years.  Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as ordinary income.  Distributions in excess of these earnings and profits are treated generally as a non-taxable reduction of the recipient’s basis in the shares to the extent thereof (return of capital), and thereafter as taxable gain.  Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares.  For the year ended December 31, 2004, $7,883 (12.60% of the $62,618 distributions, or $0.12 per share, declared and paid for 2004) represented a return of capital.  The balance of the distributions constituted a distribution of earnings and profits, or $0.80 per share, with the exception of $1,245, or $0.02 per share, which is taxed as capital gains.  In order to maintain our qualification as a REIT, we must distribute at least 90% of our “REIT taxable income,” to our stockholders.  For the year ended December 31, 2004, our “REIT taxable income” was $53,331.  REIT taxable income excludes the deduction for dividends paid and net capital gains.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward looking statements including, without limitation, limitations on the area in which we may acquire properties; risks associated with borrowings secured by our properties; competition for tenants and customers; federal, state or local regulations; adverse changes in general economic or local conditions; competition for property acquisitions with third parties that have greater financial resources than we do; inability of lessees to meet financial obligations; uninsured losses and risks of failing to qualify as a real estate investment trust (“REIT”).  The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Data in this section is presented in thousands, except per share data and square footage data.

This section provides the following:

•                  an executive summary and our strategies and objectives;

•                  the critical accounting policies that impact the treatment, for financial statement purposes, of certain items such as how we value our investment properties, recognize rental income and depreciate our assets;

•                  a discussion of our Consolidated Balance Sheets and Consolidated Statements of Cash Flows and how the changes in balance sheet and cash flow items from year to year impact our liquidity and capital resources;

•                  a discussion of our results of operations, including changes in Funds From Operations from year to year and discuss the impact that inflation may have on our results; and

•                  a discussion of the important factors that may impact your investment.

We have elected to be taxed, for federal income tax purposes, as a real estate investment trust (“REIT”).  This election has important consequences for it requires us to satisfy certain tests regarding the nature of the revenues we can generate and the distributions that we pay to our stockholders.  To ensure that we continue to qualify to be taxed as a REIT, we determine, on a quarterly basis, that the gross income, asset and distribution tests imposed by the Internal Revenue Code are satisfied.  On an ongoing basis, as due diligence is performed on potential real estate purchases or temporary investment of uninvested capital, we determine that the income from the new assets qualifies for REIT purposes.  To maintain our qualification as a REIT, we must distribute 90% of our “REIT taxable income” to our stockholders.  We generate capital from financings on unencumbered properties, draws on our line of credit and proceeds from our Dividend Reinvestment Plan.

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

Executive Summary

We are in the business of owning and operating Neighborhood Retail Centers (gross leasable areas ranging from 5,000 to 150,000 square feet) and Community Centers (gross leasable areas ranging from 150,000 to 300,000 square feet).  We are a self-administered real estate investment trust formed under Maryland law.  Our investment properties are located primarily within an approximate 400-mile radius of our headquarters in Oak Brook, Illinois.  Additionally, we own and acquire single-user retail properties located throughout the United States.  We are also permitted to construct or develop properties, or render services in connection with such development or construction.  As of December 31, 2004, we owned an interest in 140 investment properties.

Essentially all of our revenues and cash flows are generated by collecting rental payments from our tenants.  We intend to continue to increase our revenues by acquiring additional investment properties and re-leasing those spaces that are vacant, or may become vacant, at more favorable rental rates.  We believe we have significant acquisition opportunities due to our reputation and our concentration in the Chicago and Minneapolis-St. Paul metropolitan areas.

Our largest expenses relate to the operation of our properties as well as the interest expense on our mortgages payable.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.

We will use cash received from our “Dividend Reinvestment Plan,” proceeds from financings on previously unencumbered properties and earnings we retain that are not distributed to our stockholders to continue purchasing additional investment properties.

We consider “Funds From Operations” (“FFO”) a widely accepted and appropriate measure of performance for a REIT that provides a supplemental measure of a REIT’s operating performance because along with cash flows from operating, investing and financing activities it provides a measure of a REIT’s ability to incur and service debt and make capital expenditures and acquisitions.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO in conjunction with our acquisition policy to determine investment capitalization strategy and we also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives received based on our performance.

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

We look at several factors to measure our operating performance:

To measure our operating results to those of other retail real estate owners/operators in our area, we compare:

•                  occupancy percentage; and.

•                  our rental rates to the average rents charged by our competitors in similar centers.

To measure our operating results to those of other REITS, we compare:

•                  company-wide growth in income, or FFO;

•                  same store growth in income; and

•                  general and administrative expenses as a percentage of investment in properties.

There are risks associated with retenanting our properties, including:

•                  length of time required to fill vacancies;

•                  possibly releasing at rental rates lower than current market rates;

•                  leasing costs associated with the new lease such as leasing commissions and tenant improvement allowances; and

•                  paying operating expenses without tenant reimbursements.

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

Acquisitions:

•                  We selectively acquire well-located Neighborhood Retail Centers and Community Centers, as well as single-user retail properties, triple-net leased by creditworthy tenants.

•                  When possible, we acquire properties on an all-cash basis to provide us with a competitive advantage over potential purchasers who must secure financing.

•                  We concentrate our property acquisitions in areas where we have a large market concentration.  In doing this, we are able to attract new retailers to the area and possibly lease several locations to them.

Operations:

•                  Actively manage costs and minimize operating expenses by centralizing all management, leasing, marketing, financing, accounting and data processing activities.

•                  Improve rental income and cash flow by aggressively marketing rentable space.

•                  Emphasize regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns.

•                  Maintain a diversified tenant base consisting primarily of retail tenants providing consumer goods and services.

During the year ended December 31, 2004, we acquired six additional investment properties totaling approximately 567,000 square feet for $78,049.  Additionally, we sold four investment properties and contributed seven into joint ventures.  Total proceeds from these sales were $27,671, net of closing costs.

Critical Accounting Policies

General

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release (“FRR”) No. 60 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.”  A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  We believe that our most critical accounting policies relate to how we value our investment properties and determine whether assets are held for sale, recognize rental income and lease termination income, our cost capitalization and depreciation policies and consolidation/equity accounting policies.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  The purpose of FRR 60 is to provide stockholders with an understanding of how management forms these policies.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and if necessary we conduct an impairment analysis to ensure that the carrying value the investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the years ended December 31, 2004 and 2003.

In determining the value of an investment property and whether the property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age, physical condition and investor return requirements among others.  Market capitalization rates fluctuate based on factors such as interest rates.  An increase in capitalization rates might result in a market valuation lower than our original purchase price.  Additionally, we obtain an appraisal prepared by a third party at the time we purchase the investment property.  All of the aforementioned factors are considered by management in determining the value of any particular property.  The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

We allocate the purchase price of each acquired investment property between land, building and site improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in-place leases) and any financing assumed that is determined to be above or below market terms.  The allocation of the purchase price is an area that requires complex judgments and significant estimates.  The value allocated to land as opposed to building affects the amount of depreciation expense we record.  If more value is attributed to land, depreciation expense would be lower than if more value is attributed to building.  We use the information contained in the third party appraisals as the primary basis for allocating the purchase price between land, building and site improvements.  We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.

The aggregate value of other intangibles is measured based on the difference between the purchase price and the property valued as if vacant.  We utilize information contained in independent appraisals and management’s estimates to determine the respective as if vacant property values.  Factors considered by management in our analysis of determining the as if vacant property value include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases and the risk adjusted cost of capital.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, up to 24 months.  Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management’s evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the cost avoidance associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as an adjustment to amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of December 31, 2004, we had not allocated any amounts to customer relationships because we already have customer relationships with significant tenants at the properties we have acquired.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property.

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

Assets Held for Sale.  In determining whether to classify an asset as held for sale, we consider the following criteria, whether; (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale, in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all of the above criteria are met, we classify the asset as held for sale.  On the day that these criteria are met, we suspend depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets that are held for sale are classified separately on the Consolidated Balance Sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the Consolidated Statements of Operations as discontinued operations for all periods presented.

Once a property is held for sale, we are committed to selling the property.  If the current offers that exist on properties held for sale do not result in the sale of these properties, we generally will continue to actively market them for sale.

Recognition of Rental and Additional Rental Income.  Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as “straight-lining” rent, generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of “straight-lining,” rental income exceeded the cash collected for such rent by $2,209, $2,024 and $3,418 for the years ended December 31, 2004, 2003 and 2002, respectively.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase to both deferred rent receivable and rental income in the accompanying Consolidated Statements of Operations.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease to both deferred rent receivable and rental income in the accompanying Consolidated Statements of Operations.  In accordance with Staff Accounting Bulletin 101, we defer recognition of contingent rental income, such as percentage/excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectibility of outstanding receivables.  Allowances are taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

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

Consolidation/Equity Accounting Policies.  We consolidate the operations of a joint venture if we determine that we are the primary beneficiary of a variable interest entity or have substantial influence and control of the entity.  The primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual returns, or both.  There are significant judgments and estimates involved in determining who is the primary beneficiary.  In accordance with FASB Interpretation No. 46R (“FIN 46”), the assets, liabilities and results of operations of a variable interest entity should be included in the consolidated financial statements of the primary beneficiary.  In addition, we consolidate the operations of a joint venture when we determine the joint venture is not a variable interest entity, however we exercise significant influence and have the ability to control the joint venture.  The third party’s interest in these consolidated entities is reflected as minority interest in our consolidated financial statements.

In instances where we are not the primary beneficiary of a variable interest entity or we do not control the joint venture, we use the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations are reflected as equity in earnings of unconsolidated joint ventures on our Consolidated Statement of Operations.  Additionally, our net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the Consolidated Balance Sheets.

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at December 31, 2004 and 2003 were $35,508 and $58,388, respectively.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  We believe that the risk is not significant, as we do not anticipate the financial institutions’ non-performance.

Income generated from our investment properties is the primary source from which we generate cash.  The table below presents lease payments to be received in the future.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan (“DRP”), our draws on the line of credit with KeyBank N.A. and proceeds from financings secured by our investment properties.  When it is necessary, such as for new acquisitions, we can generate cash flow by entering into financing arrangements or possible joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties and to repay draws on the line of credit.

Minimum lease payments under operating leases in place at December 31, 2004 to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2005	$122,953
2006	114,073
2007	103,162
2008	90,884
2009	76,855
Thereafter	421,515

Total	$929,442

As of December 31, 2004, we owned interests in 140 investment properties.  Of the 140 investment properties owned, twenty are currently unencumbered by any indebtedness.  We generally limit our indebtedness to approximately fifty percent (50%) of the original purchase price, or current market value if higher, of the investment properties in the aggregate.  These twenty unencumbered investment properties were purchased for an aggregate purchase price of approximately $86,369 and would therefore yield at least $43,184 in additional cash from financing, using this standard.  In the aggregate, all of our 140 investment properties are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $0.94 per share on an annual basis.

The following table presents the principal amount of the debt maturing each year, as of December 31, 2004, including monthly annual amortization of principal, through December 31, 2009 and thereafter:

2005 (a)	97,855
2006 (b)	171,522
2007	50,252
2008	104,752
2009	73,662
Thereafter	186,524

Total	$684,567

(a)          Approximately $97,000 of our mortgages payable mature during 2005.  We intend to replace these loans with new debt for a term of five years or longer at the market interest rate at the time of the existing debt matures.

(b)         Included in the debt maturing during 2006 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2004, we were in compliance with such covenants.

Our investments in real estate joint ventures had unconsolidated mortgage loans payable of $69,484 at December 31, 2004 and our proportionate share of these loans was $34,742.  As this debt is non-recourse we are not liable beyond our investment in the joint venture.

The following table summarizes our Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Net cash provided by operating activities	$86,118	80,098	67,839

Net cash used in investing activities	$(54,059)	(87,060)	(192,971)

Net cash provided by (used in) financing activities	$(54,939)	43,916	116,590

Statements of Cash Flows

2004 Compared to 2003

Cash provided by operating activities increased $6,020 as compared to 2003 mainly from cash flow from operations generated by properties acquired in 2004 and 2003 subsequent to the dates of their acquisitions.

Net cash used in investing activities decreased by $33,001 as the Company acquired six properties in 2004 at a cost of $78,049 and generated $27,671 in property sales proceeds in 2004 as compared to the acquisition of six properties in 2003 at a cost of $78,367 and generated $12,439 of disposition proceeds in 2003.

Net cash used in financing activities was $54,939 in 2004 compared to net cash provided by financing activities of $43,916 in 2003 as the Company paid off much more debt in 2004 than in 2003.

2003 Compared to 2002

Cash provided by operating activities increased $12,259 as compared to 2002 primarily from cash flow from operations generated by properties acquired in 2003 and 2002 subsequent to the dates of their acquisitions.

Net cash used in investing activities decreased by $105,911 as the Company acquired six properties at a cost of $78,367 and generated $12,439 of disposition proceed in 2003 from the acquisition of 15 properties in 2002 at a cost of $207,108 and generated $8,175 of disposition proceeds in 2002.

Net cash provided by financing activities decreased by $72,674 as compared to 2002 as the Company incurred less overall debt to acquire new properties in 2003 as compared to 2002.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of the year ended December 31, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years	More than 5 years

Long-Term Debt	$599,567	97,855	136,774	(a)	178,414	186,524
Line of Credit	85,000	—	85,000		—	—
Office Lease	249	249	—		—	—
Interest Expense	125,590	29,830	64,332		25,097	6,331

(a)                                  We currently have guaranteed the repayment of principal and interest of three loans outstanding with LaSalle Bank N.A. in the aggregate principal amount of $9,300.  The guarantees will be cancelled once all rental obligations for a set period are paid by certain tenants at the investment properties pledged as collateral for such loans.

Results of Operations

This section describes and compares our results of operations for the three fiscal years ended December 31, 2004, 2003 and 2002, respectively.  At December 31, 2004, we had ownership interests in 29 single-user retail properties, 87 Neighborhood Retail Centers and 24 Community Centers.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same twelve month periods during each year.  A total of 106 of our investment properties satisfied these criteria during the periods presented and are referred to herein as “same store” properties.  These properties comprise approximately 9.5 million square feet.  A total of thirty-four investment properties, those that have been acquired during the years ended December 31, 2004, 2003 and 2002 are presented as “other investment properties” in the table below.  The “same store” investment properties represent approximately 68% of the square footage of our portfolio at December 31, 2004.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.  In addition to “same store” income growth, we anticipate an increase in total net operating income from continued acquisition activity during 2005.

Net income available to common stockholders and net income available to common stockholder per weighted average common share for the years ended December 31, 2004, 2003 and 2002 are summarized below:

	2004	2003	2002

Net income available to common stockholders	$49,373	41,866	39,276

Net income available to common stockholders per weighted average common shares – basic and diluted	$0.74	0.64	0.61

Weighted average number of common shares outstanding – basic	$66,454	65,064	63,979

Weighted average number of common shares outstanding – diluted	$66,504	65,068	63,984

The following table presents the operating results, broken out between “same store” and “other investment properties,” prior to interest, depreciation, amortization and bad debt expense for the years ended December 31, 2004, 2003 and 2002 along with reconciliation to income from continuing operations, calculated in accordance with GAAP.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Rental and additional rental income:
“Same store” investment properties (106 properties, approximately 9.5 million square feet)	$121,890	116,668	117,944
“Other investment properties”	61,657	51,104	26,269

Total rental income and tenant recoveries	$183,547	167,772	144,213

Property operating expenses:
“Same store” investment properties (excluding interest, depreciation, amortization and bad debt expense)	$38,049	36,673	35,522
“Other investment properties”	18,442	14,607	7,739

Total property operating expenses	$56,491	51,280	43,261

Net operating income (rental and additional rental income less property operating expenses):
“Same store” investment properties	$83,841	79,995	82,422
“Other investment properties”	43,215	36,497	18,530

Total net operating income	$127,056	116,492	100,952

Other income:
Lease termination income	2,890	370	656
Other property income	711	564	1,128
Other income	2,804	1,708	1,957
Gain from continuing operations	76	—	—

Other expenses:
Bad debt expense	800	1,785	1,959
Depreciation and amortization	38,249	33,893	27,391
Stock exchange listing expenses	839	—	—
General and administrative expenses	8,714	5,689	4,873
Interest expense	41,832	39,086	34,115
Minority interest	906	449	932
Equity in earnings of unconsolidated joint ventures	24	7	(98)

Income from continuing operations	$42,173	38,225	35,521

On a “same store” basis, (comparing the results of operations of the investment properties owned during the year ended December 31, 2004, with the results of the same investment properties owned during the year ended December 31, 2003), property net operating income increased by $10,564 with total rental income and tenant recoveries increasing by $15,775 and total property operating expenses increasing by $5,211.  Total rental income and tenant recoveries for the year ended December 31, 2004 was $183,547, as compared to $167,772 for the year ended December 31, 2003.  The primary reason for this increase was an increase of $10,553 in rental income and tenant recoveries received on the properties purchased during 2003 and 2004.  In comparing the results of operations from the “same store” properties during the years ended December 31, 2003 and 2002, property net operating income increased by $15,540 with total rental income and tenant recoveries increasing by $23,559 and total property operating expenses increasing by $8,019.  Total rental income and tenant recoveries for the year ended December 31, 2003 was $167,772, as compared to $144,213, for the year ended December 31, 2002.  The primary reason for this increase was an increase of $24,835 in income received on the properties purchased during 2003 and 2002.  Essentially all of our rental income is derived from fixed rental income charged to each tenant.  Less than one-percent of our total rental and additional rental was derived from the collection of percentage rent.

The following table presents our top ten tenants based on percentage of total square footage, along with their respective annual base rent, percentage of annual base rent and approximate receivable balance as of December 31, 2004:

Tenant Name	Percentage of Total Square Footage	Annual Base Rent	Percentage of Annual Base Rent	Receivable Balance at December 31,2004

Dominick’s Finer Foods	5.14%	$8,343	6.19%	$95
Cub Foods	4.39%	5,921	4.39%	18
Jewel Food Stores	2.33%	2,544	1.90%	66
Roundy’s	2.03%	2,572	1.91%	—
TJ Maxx	1.80%	1,703	1.26%	1
Petsmart	1.48%	2,414	1.79%	47
Carmax	1.44%	4,021	2.98%	—
Best Buy	1.41%	2,323	1.72%	98
Office Max	1.19%	1,741	1.29%	(4)
Kohl’s	1.30%	1,388	1.03%	—

Total	22.51%	$32,970	24.46%	$321

Total property operating expenses, including real estate taxes, for the years ended December 31, 2004 increased $5,211 as compared to the year ended December 31, 2003.  The primary reason for this increase was an increase of $3,835 in expenses associated with the “other investment properties.”  Other factors affecting the increase in property operating expenses are expenses on “same store” investment properties, such as:

•                  Real estate taxes on the “same store” investment properties increased approximately $200.  This is a factor of the taxes assessed by each taxing authority where our investment properties are located.

•                  Common area maintenance expenses on our “same store” investment properties, such as landscaping, snow removal, parking lot work, roof repairs and salaries have increased for the year ended December 31, 2004, as compared to the year ended December 31, 2003.

•                  Insurance expense increased approximately $52 on our “same store” investment properties.  This increase is due to increased premiums charged by our insurance carriers.

Total property operating expenses for the year ended December 31, 2003 increased approximately $8,000, as compared to the year ended December 31, 2002.  The primary reason for this increase was an increase of approximately $7,000 in property operating expenses incurred on the “other investment properties.”  This increase is also due to an increase of approximately $1,000 in property operating expenses incurred on the “same store” investment properties.  This increase is due to:

•                  Insurance expense on the “same store” investment properties increased approximately $400 for the year ended December 31, 2003, as compared to the year ended December 31, 2002.

•                  Property related legal fees increased approximately $80 due to legal fees required as a result of the bankruptcy of certain national tenants, most notably, K-Mart, Rainbow Foods and Zany Brainy and their subsequent rejection of certain leases at several sites.

•                  Real estate tax expense increased approximately $600 for the year ended December 31, 2003 as compared to the year ended December 31, 2002 due to an increase in taxes assessed by the various taxing authorities where our investment properties are located, of which a significant portion is recoverable from tenants.

Lease termination income was approximately $2,900 for the year ended December 31, 2004, as compared to approximately $370 for the year ended December 31, 2003.  The primary reason for the increase was the receipt of a lease termination fee of approximately $2,200 from Dominick’s Finer Foods with respect to the lease at their location in West Chicago during the year ended December 31, 2004.

Other income increased by approximately $1,100 for the year ended December 31, 2004.  This increase is primarily due to the sale of investment securities which resulted in gains on sale of approximately $1,300 for the year ended December 31, 2004, as compared to approximately $334 during the year ended December 31, 2003.

Bad debt expense decreased for the year ended December 31, 2004.  The provision for doubtful accounts recorded at December 31, 2004 was less than the amount recorded at December 31, 2003.  The primary reason for this decrease was a change in the status of certain tenants.  We have collected balances from tenants that were due for a period greater than ninety days that had previously been allowed for and other tenants have made arrangements to repay amounts due.

During the year ended December 31, 2004, we incurred approximately $840 in expenses related to our listing on the New York Stock Exchange, including expenses related to the road show, legal fees, investment banking fees and the listing fee paid to the NYSE.  No such expenses were incurred during the year ended December 31, 2003.

General and administrative expenses increased approximately $3,000 from the year ended December 31, 2003 to the year ended December 31, 2004.  This increase can be attributed to several factors:

•                  Professional fees increased $600.  This increase is due primarily to advisory and accounting fees paid in relation to the work done for our compliance with Sarbanes-Oxley.  Additionally, there were additional fees incurred with the selection of our transfer agent and the mandatory stockholder certificate exchange program.

•                  Salaries and other payroll related expenses increased approximately $800.  We have increased our staff to accommodate the growth related to our acquisitions during 2004 and 2003.  The direct costs incurred with additional employees include salaries, health insurance and miscellaneous payroll items.

•                  Data processing services increased approximately $135.  During 2004, we subscribed to an online data storage service.  There is a monthly fee charged for this service as well as start up costs to have our information scanned and stored on the server.  This service is used to store original documentation, such as tenant leases.

•                  Investor services and printing increased $332.  This is due to services rendered in connection with the mandatory stockholder certificate exchange program.  Additionally, since our listing, we have incurred monthly fees for the use of our transfer agent.

General and administrative expenses increased for the year ended December 31, 2003, as compared to the year ended December 31, 2002.  Most of the increase is due to the fact that our portfolio of properties has increased each year.  We have increased our staff to accommodate the growth related to our acquisitions during 2002 and 2003.

•                  The direct costs incurred with additional employees include an increase in salaries, health insurance and other payroll related expenses totaling approximately $370 in 2003 and approximately $300 in 2002.

•                  We also expanded our office space to incorporate the increase in our employees and as a result, office rents and supplies increased by approximately $130 in 2003.

•                  Included in the increase of expenses in 2003 is approximately $110 of costs incurred to implement a telephonic proxy voting system.

Interest expense has increased for the last three years, 2004, 2003 and 2002.  This is due to several factors:

•                  Interest expense for the year ended December 31, 2004 includes approximately $4,836 of interest expense on amounts drawn on the line of credit with KeyBank N.A. and the fees paid on the unused portion of this line, as compared to approximately $4,424 for the year ended December 31, 2003 and approximately $1,100 for the year ended December 31, 2002.  The increased interest expense is due to larger average balances drawn on the line as well as rising interest rates charged for each draw.

•                  Mortgage interest expense increased approximately $1,400 from the year ended December 31, 2003 to the year ended December 31, 2004 and approximately $2,500 from the year ended December 31, 2002 to the year ended December 31, 2003, due to an increase in mortgages payable.  The increase in mortgages payable, including amounts allocated to joint venture debt, is due to indebtedness incurred on new acquisitions and the refinancing of existing debt with new loans having a larger principal balance.

Joint Ventures

On February 1, 2001, a wholly-owned subsidiary of ours entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana.  The first phase of new construction commenced in January 2003 for an 18,000 square foot retail building fronting U.S. Route 30.  This building is anchored by a 4,800 square foot Panera Bread store pursuant to an executed ten-year lease.  Construction was completed during 2003 and the building is currently 62% leased.  Two leases constituting 3,900 square feet were executed during 2004.  It is anticipated that the remaining space will be leased during 2005.  Each partner’s initial equity contribution was $500.  As of December 31, 2004, the outstanding loan balance was $9,704, we had accrued interest receivable of $292 and received interest payments of $148 for the year ended December 31, 2004.

Through December 31, 2003, we had accounted for our investment in this joint venture under the equity method of accounting because we were not the managing member and did not have the ability to control the joint venture.  We adopted FASB Interpretation No. 46R (“FIN 46R”) on January 1, 2004.  In accordance with FIN 46R, we have evaluated this joint venture and determined that we are the principal beneficiary in this variable interest entity.  As a result, the accounts of the joint venture have been consolidated with our financial statements for financial reporting purposes.  In conjunction with this consolidation, we consolidated approximately $10,000 in assets held by the joint venture.

In addition, we have committed to lend the LLC up to $17,800.  Draws on the loan bear interest at a rate of 9% per annum, with interest only paid monthly on average outstanding balances.  The loan is secured by the property and matures on January 31, 2006.  As of December 31, 2004, the principal balance of this mortgage receivable was $9,704.  Tri-Land Properties, Inc. has guaranteed $2,500 of this mortgage receivable.  During the consolidation process, this amount was consolidated with the mortgage payable in the joint venture partner’s accounts and was therefore eliminated.

Effective September 23, 2004, we formed a strategic joint venture with an affiliate of Crow Holdings Managers,

LLC. Through a partial sale of the 97,535-square-foot Hastings Marketplace, each entity has acquired a 50% ownership interest in the property, which is located in Hastings, Minnesota.  Hastings Marketplace is anchored by a Cub Foods grocery store and was acquired for $13,200.  We are the managing member of the venture and we are earning fees for providing property management and leasing services to the venture.

In connection with the partial sale of Hastings Marketplace to the venture, we recognized a gain of approximately $76.  The gain and operations are not recorded as discontinued operations because of our continuing involvement in this shopping center.  We account for our interest in the venture using the equity method of accounting.

Effective October 8, 2004, we have formed a strategic joint venture with the New York State Teachers’ Retirement System (“NYSTRS”).  The joint venture has been formed to acquire up to $400,000 of neighborhood and community retail centers located in our targeted markets throughout the Midwest.  During the year ended December 31, 2004, we have contributed six properties, with an approximate net equity value of $75,000 which resulted in a basis difference of $36,855.  We expect to contribute an additional two retail centers with an approximate net equity value of $25,000 within the next few months to complete our initial contribution of eight retail centers with an approximate net equity value of $100,000.  NYSTRS is required to contribute approximately $50,000 of equity capital, by the time we contribute these two remaining properties to the venture.  As of December 31, 2004 NYSTRS has contributed approximately $40,000.  In addition, NYSTRS has committed to contribute, subject to satisfying certain conditions, such as lender consents, an additional $100,000 for future acquisitions, for a total contribution of approximately $150,000.  We have also agreed to invest, subject to satisfying certain conditions, such as lender consents, an additional $50,000 in the joint venture.  The joint venture will acquire additional assets using leverage consistent with our existing business plan during the next two years to achieve its investment objectives. We are the managing member of the venture and perform the venture’s property management and leasing functions.  We are earning fees for services provided to the venture.

The operations of these contributed properties are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  We account for our interest in the venture using the equity method of accounting.

Non-GAAP Financial Measures

We consider “Funds From Operations” (“FFO”) a widely accepted and appropriate measure of performance for a REIT that provides a supplemental measure of a REIT’s operating performance because along with cash flows from operating, investing and financing activities it provides a measure of a REIT’s ability to incur and service debt and make capital expenditures and acquisitions.  Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as us.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO in conjunction with our acquisition policy to determine investment capitalization strategy and we also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives received based on our performance.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance.  The following table reflects our FFO for the periods presented, reconciled to net income available to common stockholders for these periods:

	Year ended December 31,
	2004	2003	2002

Net income available to common stockholders	$49,373	41,866	39,276
Gain on sale of investment properties	(4,541)	(1,315)	(1,546)
Equity in depreciation of unconsolidated joint ventures	96	172	90
Amortization on in-place lease intangibles	1,816	662	80
Amortization on leasing commissions	870	525	471
Depreciation, net of minority interest	35,323	33,568	28,037

Funds From Operations	82,938	75,478	66,408

Net income available to common stockholders per weighted average common share, basic and diluted	$0.74	0.64	0.61

Funds From Operations, per weighted average common share, basic and diluted	$1.25	1.16	1.04

Weighted average number of common shares outstanding, basic	66,454	65,064	63,979

Weighted average number of common shares outstanding, diluted	66,504	65,068	63,984

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

	Year ended December 31,
EBITDA	2004	2003	2002

Income From Continuing Operations	$42,173	38,225	35,521
Gain From Operations	(76)	—	—
Income From Discontinued Operations	2,735	2,326	2,209
Interest Expense	41,832	39,086	34,115
Interest Expense Associated with Discontinued Operations	1,208	2,086	2,243
Interest Expense Associated with Unconsolidated Ventures	366	238	187
Depreciation and Amortization	$38,249	33,893	27,391
Depreciation and Amortization Associated with Discontinued Operations	$675	1,797	2,108
Depreciation and Amortization Associated with Unconsolidated Ventures	357	194	133

EBITDA	$127,519	117,845	103,907

Total Interest Expense	43,406	41,410	36,545

EBITDA: Interest Expense Coverage Ratio	2.9	2.8	2.8

Impact of Recent Accounting Principles

In December 2004, the Financial Accounting Standards Board issued Statement no. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29.  SFAS 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005.  SFAS 153 will no longer allow nonmonetary exchanges to be recorded at book value with no gain being recognized.  Nonmonetary exchanges will be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial substance criterion and fair value is determinable.  To prevent gain recognition on exchanges of real estate when the risks and rewards of ownership are not fully transferred, SFAS 153 precludes a gain from being recognized if the entity has significant continuing involvement with the real estate given up in the exchange.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The new standard will be effective for us in the first interim or annual reporting period beginning after June 15, 2005.  Adoption is not expected to have a material effect on us.

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

Subsequent Events

On January 17, 2005, we paid an aggregate cash dividend of $5,363 to stockholders of record at the close of business on December 31, 2004.

On January 19, 2005, we announced that we had declared a cash dividend of $0.0783 per share on the outstanding shares of our common stock.  This dividend was paid on February 17, 2005 to stockholder of record at the close of business on January 31, 2005.

On February 11, 2005, we purchased a property from an unaffiliated third party for $13,573.  The purchase price was funded using cash and cash equivalents.  The property is located in Caledonia, Wisconsin and contains 153,000 square feet of leasable space.  Its major tenants are Pick ‘N Save and K-Mart.

On February 17, 2005, we paid an aggregate cash dividend of $5,252 to stockholders of record at the close of business on January 31, 2005.

On February 18, 2005, we received $6,100 from Dominick’s Finer Food to terminate its lease at the Highland Park location.  This amount was recorded as a lease termination fee.

On February 21, 2005, we announced that we had declared a cash dividend of $0.0783 per share on the outstanding shares of our common stock.  This dividend will be paid on March 17, 2005 to stockholder of record at the close of business on March 4, 2005.

On February 28, 2005, we announced that our board of directors approved a common stock dividend increase, raising the annual cash dividend payable per common share to $0.96, from the current annual level of $0.94 per common share.  The board of directors declared the first monthly cash dividend at the increased rate will be payable on May 17, 2005 to common stockholders of record on May 2, 2005.

On March 7, 2005, we purchased two properties from an unaffiliated third party for $40,750.  The purchase price was funded using cash and cash equivalents.  These properties are located in Grayslake and Crystal Lake, Illinois containing a total of 199,000 square feet of leasable space.  Its major tenants are Jewel and Regal Theater.

Investment Considerations

Set forth below are the investment considerations that we believe are material to our investors.  This section contains forward-looking statements.  You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 50.

Our performance and value are subject to risks associated with our real state assets and with the real estate industry.  Our economic performance and the value of our real estate assets, and consequently the value of your shares, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to you will be adversely affected.  The following factors, among others, may adversely affect the income generated by our properties:

•                  downturns in the national, regional and local economic climate;

•                  competition from other retail properties;

•                  local real estate market conditions, such as oversupply or reduction in demand for retail properties;

•                  changes in interest rates and availability of financing;

•                  vacancies, changes in market rental rates and the need to periodically repair, renovate and re-lease space;

•                  increased operating costs, including, but not limited to, insurance expense, utilities, real estate taxes, state and local taxes, and heightened security costs;

•                  civil disturbances, natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

•                  significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from properties; and

•                  declines in the financial condition of our tenants and our ability to collect rents from our tenants.

We compete for tenants.  We compete for tenants with the owners of a number of properties that are similar in size to our properties.  Some of these properties are newer or better located than our properties.  Further, our competitors may have greater resources, which could allow them to reduce rents to a level that is not profitable for us.  We may be required to spend money upgrading or renovating investment properties to make them attractive to both existing and potential tenants thus increasing expenses and reducing cash resources.  In addition, our properties compete against other forms of retailing such as catalog companies and e-commerce websites that offer similar retail products.

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

We face risks associated with property acquisitions.  We have and intend to continue to acquire properties and portfolios of properties, including large properties that could increase our size and result in alterations to our capital structure.  Our acquisition activities and their success are subject to the following risks:

•                  we may be unable to obtain financing for acquisitions on favorable terms or at all;

•                  acquired properties may fail to perform as expected;

•                  the actual costs of repositioning and redeveloping acquired properties may be higher than our estimates;

•                  acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•                  we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and thus could have an adverse effect on our results of operations and financial conditions.

Acquired properties may expose us to unknown liability.  We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities.  As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our results from operations and cash flow.  Unknown liabilities with respect to acquired properties might include:

•                  liabilities for clean-up of undisclosed environmental contamination;

•                  claims by tenants, vendors or other persons against the former owners of the properties;

•                  liabilities incurred in the ordinary course of business; and

•                  claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Competition for acquisitions may result in increased prices for properties.  We plan to continue to acquire properties as we are presented with attractive opportunities.  We may face competition for acquisition opportunities with other investors and this competition may adversely affect us by subjecting us to the following risks:

•                  we may be unable to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and private REITs, institutional funds and other real estate investors;

•                  even if we enter into an acquisition agreement for a property, it will contain conditions to closing, including completion of due diligence investigations to our satisfaction, which may not be satisfied; and

•                  even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price.

Leases on approximately 4% of our rentable square feet expire during 2005 and 5% of rentable square footage was physically vacant as of December 31, 2004.  As leases expire, we may not be able to renew or re-lease space at rates comparable to, or better than, the rates contained in the expiring leases.  Leases on approximately 472,000 square feet, or approximately 4% of total rentable square feet of 12,288,115, will expire prior to December 31, 2005.  If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, revenues at the impacted properties will decline.  Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases.  As of December 31, 2004, approximately 572,000 square feet, or approximately 5% of total rentable square feet of 12,288,115, was physically vacant.  We continue to receive rent at approximately 353,000 square feet of the vacant space or approximately 3% of total rentable square feet from tenants who are still obligated under their lease terms.  We will continue to receive this rent until the related leases expire in nine months to sixteen years.

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

Some potential losses are not covered by insurance.  We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties.  In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2005.  The Federal Terrorism Risk Insurance Act expires on December 31, 2005.  We cannot currently anticipate whether the Act will renew upon expiration.  In connection with the renewal of coverage for the policy year which began October 1, 2004, we evaluated coverage on terms and amounts comparable to the expiring policies, subject to cost and market availability.  Our primary liability insurance policy limits are $1,000 per occurrence with a $2,000 aggregate.  Our umbrella liability insurance policy limits total $50,000, with a $10 self insured retention.  This policy excludes nuclear, biological and chemical terrorism other than certified acts of terrorism.  The liability policies include certified acts of terrorism.  Our property insurance policy is an all risk, replacement cost policy which also includes certified acts of terrorism.

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

Potential liability for environmental contamination could result in substantial costs.  Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties simply because of our current or past ownership or operation of our real estate.  If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow and our ability to make distributions to our stockholders because:

•                  as owner or operator we may have to pay for property damage and for investigation and clean up costs incurred in connection with the contamination;

•                  the law typically imposes clean up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;

•                  even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean up costs; and

•                  governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

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

Environmental laws also govern the presence, maintenance and removal of asbestos.  These laws require that owners or operators of buildings containing asbestos:

•                  properly manage and maintain the asbestos;

•                  notify and train those who may come into contact with asbestos; and

•                  undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

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

Some of our properties are located in urban, industrial and previously developed areas where fill or current or historic industrial uses of the areas have caused site contamination.  It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys for each property we seek to acquire.  These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling.  Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usage create a potential environmental problem, and for contamination in groundwater.  Even though these environmental assessments are conducted, there is still the risk that:

•                  the environmental assessments and updates did not identify all potential environmental liabilities;

•                  a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments;

•                  new environmental liabilities have developed since the environmental assessments were conducted; and

•                  future uses or conditions such as changes in applicable environmental laws and regulations could result in environmental liability for us.

Inquiries about indoor air quality may necessitate special investigation and, depending on the results, remediation beyond our regular indoor air quality testing and maintenance programs.  Indoor air quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, and biological contaminants such as molds, pollen, viruses and bacteria.  Indoor exposure to chemical or biological contaminants above certain levels can be alleged to be connected to allergic reactions or other health effects and symptoms in susceptible individuals.  If these conditions were to occur at one of our properties, we may need to undertake a targeted remediation program, including without limitation, steps to increase indoor ventilation rates and eliminate sources of contaminants.  These remediation programs could be costly, necessitate the temporary relocation of some or all of the property’s tenants or require rehabilitation of the affected property.

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

We often need to borrow money to finance our business.  Our ability to internally fund operating or capital needs is limited since we must distribute at least 90% of our REIT taxable income (excluding net capital gains) to stockholders to qualify as a REIT.  Consequently, we may have to borrow money to fund operating or capital needs or to satisfy the distribution requirements, imposed by the Internal Revenue Code, to maintain status as a REIT.  Borrowing money to fund operating or capital needs exposes us to various risks.  For example, the investment properties may not generate enough cash to pay the principal and interest obligations on loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan.  As of December 31, 2004, we owed a total of approximately $599,567, secured by mortgages on 113 of our investment properties.  If we fail to make timely payments on loans, including those cases where a lender has accelerated the maturity date due to a violation of a loan covenant, the lenders could foreclose on the investment properties securing the loan and we could lose our entire investment on any foreclosed properties.  Once a loan becomes due, we must either pay the remaining balance or borrow additional money to pay off the maturing loan.  We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan.  Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms.  In addition, we have limited availability under our KeyBank line of credit which may reduce our ability to borrow funds.  A total of approximately $97,855 and $171,522 of our indebtedness matures on or before December 31, 2005 and 2006, respectively.  As of December 31, 2004, we owed approximately $64,639 on indebtedness that bore interest at variable rates.  We may borrow additional amounts that bear interest at variable rates.  If interest rates increase, the amount of interest that we would be required to pay on these borrowings will also increase.

Covenants in our debt agreements could adversely affect our financial condition.  The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage.  Our unsecured line of credit contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt, which we must maintain.  Our continued ability to borrow under our line of credit is subject to compliance with our financial and other covenants.  In addition, our failure to comply with these covenants could cause a default under the applicable debt agreement, and we may then be required to repay this debt with capital from other sources.  Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.  Additionally, in the future our ability to satisfy current or prospective lenders’ insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

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

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.  As of December 31, 2004, we had approximately $599,567 in total indebtedness outstanding on a consolidated basis (excluding unconsolidated joint venture debt.)  Debt to market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities is often used by analysts to gauge leverage for REITs such as us.  Since the listing of our shares on the New York Stock Exchange, our market value is calculated using the price per share of our common stock.  Our debt to total market capitalization ratio was approximately 40% as of December 31, 2004.  Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes.  Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.  In addition, a greater amount of debt relative to our peer group could have a negative effect on our stock price.

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

We may fail to qualify as a REIT if, among other things:

•                  less than 75% of the value of our total assets consists of cash and cash items (including receivables), real estate assets (including mortgages and interests in mortgages) and government securities at the close of each fiscal quarter;

•                  any one security owned represents more than 5% of the value of our total assets; however, up to 20% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries;

•                  we own more than 10% of the outstanding voting securities of any one issuer or more than 10% of the value of the outstanding securities of a single issuer other than securities in a taxable REIT subsidiary;

•                  less than 75% of our gross income (excluding income from prohibited transactions) is derived from real estate sources.  These sources include mortgage interest, rents from real property, amounts received as consideration to enter into real estate leases or to make a loan secured by a mortgage and gains from the sale of real estate assets; or

•                  we fail to distribute at least 90% of “REIT taxable income,” which does not include the deduction for dividends paid and net capital gains, to stockholders.

In order to maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions. In order to maintain our REIT status, we may need to borrow funds on a short-term basis to meet the real estate investment trust distribution requirements, even if the then prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our “REIT taxable income,” which does not include the deduction for dividends paid and net capital gains, each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. We may need short-term debt or long-term debt, proceeds from asset sales, creation of joint ventures or sale of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Changes in market conditions could adversely affect the market price of our common stock. Since the listing of our shares on the New York Stock Exchange, the value of your shares, like other publicly traded equity securities, depends on various market conditions that may change from time to time. Among the market conditions that could affect the value of our common stock are the following:

•                  the extent of investor interest in our securities;

•                  the general reputation of real estate investment trusts and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies;

•                  material economic concerns;

•                  changes in tax laws;

•                  our financial performance; and

•                  general stock and bond market conditions.

The market value of our common stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, our common stock may trade at prices that are higher or lower than our net asset value per share of common stock. If our future earnings or cash dividends are less than expected, it is likely that the market price of our common stock will diminish.

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

Third parties may be discouraged from making acquisition or other proposals that may be in stockholders’ best interests. Under our governing documents, no single person or group of persons (an entity is considered a person) may own more than 9.8% of our outstanding shares of common stock (unless permitted by the board). These provisions may prevent or discourage a third party from making a tender offer or other business combination proposal such as a merger, even if such a proposal would be in the best interest of the stockholders.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2004, 2003 and 2002 we had no derivative instruments. We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument. We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure. If a derivative terminates or is sold, the gain or loss is recognized. We will only enter into derivative transactions that satisfy the aforementioned criteria.

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

	2005	2006	2007	2008	2009	Thereafter

Fixed rate debt	$86,139	54,697	50,252	104,752	73,662	165,425
Weighted average interest rate	5.77%	5.20%	6.41%	6.57%	5.45%	4.77%

Variable rate debt	11,717	116,825	14,898	—	—	6,200
Weighted average interest rate	3.65%	4.69%	4.08%	—	—	1.46%

The table above reflects indebtedness outstanding as of December 31, 2004, and does not reflect indebtedness incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable, is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of our mortgages is estimated to be $64,639 for mortgages which bear interest at variable rates and $534,928 for mortgages which bear interest at fixed rates. We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At December 31, 2004, approximately $64,639, or 11% of our mortgages payable, have variable interest rates averaging 3.65%. An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk. A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $162.

Item 8. Consolidated Financial Statements and Supplementary Data

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Inland Real Estate Corporation:

We have audited the accompanying consolidated financial statements of Inland Real Estate Corporation as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inland Real Estate Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Chicago, Illinois

March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Inland Real Estate Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Inland Real Estate Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Inland Real Estate Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Inland Real Estate Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inland Real Estate Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and financial statement schedule and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

KPMG LLP

Chicago, Illinois

March 14, 2005

INLAND REAL ESTATE CORPORATION

Consolidated Balance Sheets

December 31, 2004 and 2003

(In thousands, except per share data)

Assets

	December 31, 2004	December 31, 2003

Investment properties:
Land	$318,361	346,088
Construction in progress	1,326	—
Building and improvements	862,647	920,543

	1,182,334	1,266,631
Less accumulated depreciation	156,854	147,342

Net investment properties	1,025,480	1,119,289

Cash and cash equivalents	35,508	58,388
Investment in securities (net of an unrealized gain of $114 and $1,502 at December 31, 2004 and 2003, respectively)	5,978	12,041
Assets held for sale (net of accumulated depreciation of $6,402 and $2,835 at December 31, 2004 and 2003, respectively)	28,400	14,444
Restricted cash	4,226	13,329
Accounts and rents receivable (net of provision for doubtful accounts of $2,710 and $2,966 at December 31, 2004 and 2003, respectively)	29,646	30,021
Investment in and advances to joint venture	42,789	8,392
Deposits and other assets	4,433	1,942
Acquired above market lease intangibles (net of accumulated amortization of $1,648 and $934 at December 31, 2004 and 2003, respectively)	5,966	5,773
Acquired in-place lease intangibles (net of accumulated amortization of $2,218 and $741 at December 31, 2004 and 2003, respectively)	18,404	10,414
Leasing fees (net of accumulated amortization of $1,189 and $1,368 at December 31, 2004 and 2003, respectively)	2,467	1,991
Loan fees (net of accumulated amortization of $4,780 and $5,096 at December 31, 2004 and 2003, respectively)	3,795	4,632

Total assets	$1,207,092	1,280,656

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Liabilities and Stockholders’ Equity

	December 31, 2004	December 31, 2003

Liabilities:
Accounts payable and accrued expenses	$4,341	1,994
Acquired below market lease intangibles (net of accumulated amortization of $2,733 and $1,459 at December 31, 2004 and 2003, respectively)	7,456	8,155
Accrued interest	2,282	1,810
Accrued real estate taxes	22,520	25,493
Dividends payable	5,537	5,406
Security and other deposits	2,318	2,485
Mortgages payable	596,125	615,512
Line of credit	85,000	135,000
Prepaid rents and unearned income	4,073	3,151
Liabilities associated with assets held for sale, including mortgages payable	4,035	7,742
Other liabilities	971	2,440

Total liabilities	734,658	809,188

Minority interest	19,942	20,973

Redeemable common stock relating to Put Agreement at December 31, 2003 (3,932 Shares)	—	35,000

Stockholders’ Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.01 par value, 100,000 Shares authorized; 67,025 and 61,660 Shares issued and outstanding at December 31, 2004 and 2003, respectively	670	617
Additional paid-in capital (net of offering costs of $58,816 and redeemable common stock relating to Put Agreement of $35,000 at December 31, 2003)	644,278	592,169
Deferred stock compensation	(580)	(48)
Accumulated distributions in excess of net income	(191,990)	(178,745)
Accumulated other comprehensive income	114	1,502

Total stockholders’ equity	452,492	415,495

Commitments and contingencies

Total liabilities and stockholders’ equity	$1,207,092	1,280,656

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Operations

For the years ended December 31, 2004, 2003 and 2002

(In thousands except per share data)

	2004	2003	2002
Revenues
Rental income	$133,291	123,329	104,728
Tenant recoveries	50,256	44,443	39,485
Lease termination income	2,890	370	656
Other property income	711	564	1,128

Total revenues	187,148	168,706	145,997

Expenses:
Property operating expenses	24,071	21,155	16,951
Real estate tax expense	32,420	30,125	26,310
Bad debt expense	800	1,785	1,959
Depreciation and amortization expense	38,249	33,893	27,391
Stock exchange listing expenses	839	—	—
General and administrative expenses	8,714	5,689	4,873

Total expenses	105,093	92,647	77,484

Operating income	82,055	76,059	68,513

Other income	2,804	1,708	1,957
Interest expense	(41,832)	(39,086)	(34,115)
Gain from continuing operations	76	—	—
Minority interest	(906)	(449)	(932)
Equity in earnings (loss) of unconsolidated joint ventures	(24)	(7)	98

Income from continuing operations	42,173	38,225	35,521

Discontinued operations:
Income from discontinued operations (including gain on sale of investment properties of $4,465, $1,315 and $1,546 for the year ended December 31, 2004, 2003 and 2002 respectively)	7,200	3,641	3,755

Net income available to common stockholders	49,373	41,866	39,276

Other comprehensive income:
Unrealized gain (loss) on investment securities	(1,388)	351	(100)

Comprehensive income	47,985	42,217	39,176

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

	2004	2003	2002

Basic and diluted earnings available to common shares per weighted average common share:

Income from continuing operations	$0.63	0.59	0.55
Discontinued operations	$0.11	0.05	0.06

Net income available to common stockholders per weighted average common share – basic and diluted	$0.74	0.64	0.61

Weighted average number of common shares outstanding – basic	66,454	65,064	63,979

Weighted average number of common shares outstanding – diluted	66,504	65,068	63,984

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2004, 2003 and 2002

(In thousands except per share data)

	2004	2003	2002
Number of shares
Balance at beginning of year	$61,660	64,460	63,392
Shares issued from DRP	1,653	2,145	2,080
Stock compensation	1	—	5
Reclassification of redeemable common stock relating to Put Agreement	3,932	(3,932)	—
Repurchase of shares	(221)	(1,013)	(1,017)
Balance at end of year	67,025	61,660	64,460

Common Stock
Balance at beginning of year	617	645	634
Proceeds from DRP	16	21	21
Stock compensation	—	—	—
Reclassification of redeemable common stock relating to Put Agreement	39	(39)	—
Repurchase of shares	(2)	(10)	(10)
Balance at end of year	670	617	645

Additional Paid-in capital
Balance at beginning of year	592,169	614,459	602,340
Proceeds from DRP	18,667	22,401	21,713
Stock compensation	604	—	60
Reclassification of redeemable common stock relating to Put Agreement	34,960	(34,960)	—
Repurchase of shares	(2,122)	(9,731)	(9,654)
Balance at end of year	644,278	592,169	614,459

Deferred stock compensation
Balance at beginning of year	(48)	(60)	—
Stock compensation	(604)	—	(60)
Amortization of stock compensation	72	12	—
Balance at end of year	(580)	(48)	(60)

Accumulated distributions in excess of net income
Balance at beginning of year	(178,745)	(159,446)	(138,632)
Net income available to common stockholders	49,373	41,866	39,276
Distributions declared ($0.94, for the years ended December 31, 2004 and 2003 and $0.93 per share for December 31, 2002)	(62,618)	(61,166)	(60,090)
Balance at end of year	(191,990)	(178,745)	(159,446)

Accumulated other comprehensive income
Balance at beginning of year	1,502	1,151	1,251
Other comprehensive loss	(1,388)	351	(100)
Balance at end of year	114	1,502	1,151

Total stockholders’ equity	$452,492	415,494	456,749

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$49,373	41,866	39,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,668	33,945	27,972
Amortization	2,581	1,313	602
Contribution of operating assets and liabilities to joint venture	2,603	—	—
Non-cash charges associated with discontinued operations	675	432	926
Amortization of deferred stock compensation	72	12	—
Amortization on acquired above market leases	716	752	182
Amortization on acquired below market leases	(1,274)	(1,212)	(248)
Gain on sale of investment properties	(4,541)	(1,315)	(1,546)
Minority interest	906	449	932
Loss from operations of unconsolidated ventures	24	7	196
Rental income under master lease agreements	481	380	100
Straight line rental income	(2,209)	(2,024)	(3,418)
Provision for doubtful accounts	(222)	326	710
Interest on unamortized loan fees	2,280	1,673	1,376
Changes in assets and liabilities:
Restricted cash	2,106	1,608	(1,393)
Accounts and rents receivable	596	1,641	227
Other assets	(2,490)	(1,285)	(260)
Accounts payable and accrued expenses	1,126	102	338
Accrued interest payable	440	—	(115)
Accrued real estate taxes	(3,376)	1,127	2,879
Security and other deposits	84	(506)	(949)
Other liabilities	(2)	3	1
Prepaid rents and unearned income	501	804	51
Net cash provided by operating activities	86,118	80,098	67,839

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

	2004	2003	2002
Cash flows from investing activities:
Restricted cash	$6,997	(4,539)	(2,399)
Escrows held for others	(1,467)	(611)	2,482
Purchase of marketable securities	—	63	—
Purchase of investment securities	(5,526)	(1,293)	—
Sale of investment securities	10,201	2,181	906
Additions to investment properties, net of amounts payable	(10,835)	(14,179)	(7,132)
Purchase of investment properties	(67,987)	(71,046)	(206,181)
Acquired above market leases	(909)	(798)	(5,909)
Acquired in-place leases	(9,728)	(9,118)	(2,038)
Acquired below market leases	575	2,595	7,019
Proceeds from sale of investment properties, net	27,671	12,439	8,175
Purchase of minority interest units	—	—	(1,500)
Investment in and advances to joint venture, net	(1,972)	(1,683)	14,511
Construction in progress	290	—	—
Leasing fees	(1,369)	(1,071)	(907)
Net cash used in investing activities	(54,059)	(87,060)	(192,971)

Cash flows from financing activities:
Proceeds from the DRP	18,682	22,423	21,734
Repurchase of shares	(2,124)	(9,741)	(9,664)
Loan proceeds	138,780	50,600	135,864
Proceeds (repayments) from unsecured line of credit	(50,000)	55,000	80,000
Loan fees	(1,757)	(1,638)	(2,730)
Distributions paid	(64,424)	(63,002)	(61,913)
Payoff of debt	(93,712)	(9,350)	(46,451)
Principal payments of debt	(384)	(376)	(251)
Net cash provided by (used in) financing activities	(54,939)	43,916	116,590

Net increase (decrease) in cash and cash equivalents	(22,880)	36,954	(8,543)

Cash and cash equivalents at beginning of year	58,388	21,434	29,977

Cash and cash equivalents at end of year	$35,508	58,388	21,434

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Supplemental schedule of noncash investing and financing activities:

	2004	2003	2002

Purchase of investment properties	$—	(71,046)	(238,159)
Assumption of mortgage debt	—	—	31,978
Proceeds from sale of investment properties	36,241	—	—
Transfer of mortgage debt	(8,570)	—	—

	$27,671	(71,046)	(206,181)

Contribution of properties and other assets, net of accumulated depreciation	$105,120	—	—
Contribution of operating assets and liabilities to joint venture	(2,603)	—	—
Debt associated with contribution of properties	(59,704)	—	—

	$42,813	—	—

Reclassification of common stock related to Put Agreement	$(35,000)	35,000	—

Distributions payable	$5,537	5,406	5,310

Cash paid for interest	$40,679	39,546	35,249

Impact of adoption of FIN 46 (consolidation of joint venture)

Assets:
Land, building and improvements and construction in progress (net of accumulated depreciation of $343,237)	$9,538	—	—
Other assets	282	—	—

Total assets	$9,820	—	—

Total liabilities	$1,428	—	—

Investment in and advances to joint venture at January 1, 2004	$8,392	—	—

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2004

(In thousands, except per share data and square footage amounts)

(1)     Organization and Basis of Accounting

Inland Real Estate Corporation (the “Company”) was formed on May 12, 1994. The Company is an owner/operator of Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois. The Company owns, and acquires, single-user retail properties located throughout the United States. The Company is also permitted to construct or develop properties, or render services in connection with such development or construction, subject to the Company’s compliance with the rules governing real estate investment trusts under the Internal Revenue Code of 1986, as amended (the “Code”).

The Company qualified as a real estate investment trust (“REIT”) under the Code for federal income tax purposes commencing with the tax year ending December 31, 1995. So long as the Company qualifies for treatment as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes at least 90% of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain reclassifications were made to the 2003 and 2002 financial statements to conform with the 2004 presentation.

The accompanying consolidated financial statements of the Company include, in addition to the accounts of its wholly-owned subsidiaries, the accounts of Inland Ryan, LLC, Inland Ryan Cliff Lake, LLC and the joint venture with Tri-Land Properties, Inc. (“consolidated entities”). These entities are consolidated because the Company is either the primary beneficiary of a variable interest entity or has substantial influence and controls the entity. The primary beneficiary is the party that absorbs a majority of the entity’s expected residual returns and losses. The third parties’ interests in these consolidated entities are reflected as minority interest in the accompanying consolidated financial statements.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance.

Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements, 15 years for site improvements and the remaining life of the related lease for tenant improvements.

Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income. Acquired in-place leases and customer relationship values are amortized over the average lease term as a component of amortization expense.

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

Amortization pertaining to the above market lease intangibles of $716, $752 and $182 was recorded as a reduction to rental income for the years ended December 31, 2004, 2003 and 2002. Amortization pertaining to the below market lease intangibles of $1,274, $1,212 and $248 was recorded as an increase to rental income for the years ended December 31, 2004, 2003 and 2002, respectively. We incurred amortization expense pertaining to acquired lease intangibles of $1,454, $381 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of the property does not exceed its estimated fair value. The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate. If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value. No such losses have been required or recorded in the accompanying financial statements as of December 31, 2004.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loan.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

The fair value of mortgages payable, is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company’s mortgages is estimated to be $64,639 for mortgages which bear interest at variable rates and $534,928 for mortgages which bear interest at fixed rates. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.

Offering costs are offset against the Stockholders’ equity accounts. Offering costs consist principally of printing, selling and registration costs.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit. The letters of credit are not recorded in the accompanying consolidated financial statements. As of December 31, 2004 and 2003, the Company held letters of credit for tenant security deposits totaling approximately $449 and $414, respectively.

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

On December 2, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements.” The staff determined that a lessor should defer recognition of contingent rental income, such as percentage/excess rent until the specified target that triggers the contingent rental income is achieved. The Company has recorded percentage rental revenue in accordance with the SAB for all years presented.

As of December 31, 2004 and 2003 the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument. The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose the Company to interest rate risk, and the derivative financial instrument will reduce that exposure. Gains and losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument. If a derivative terminates or is sold, the gain or loss is recognized. The Company will generally enter into derivative transactions that satisfy the aforementioned criteria only.

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

Investment in securities at December 31, 2004 and 2003 are classified as available-for-sale securities. Available-for sale securities are recorded at fair value. For the years ended December 31, 2004, 2003 and 2002, respectively, unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividend income is recognized when received.

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the entity.

Sales of investment securities available-for-sale during the years ended December 31, 2004, 2003 and 2002 resulted in gains on sale of $1,279, $334 and $102, respectively. These gains are included in other income in the accompanying Consolidated Statements of Operations.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Common Stock	$1,296	25	—	—	1,296	25

Non REIT Common Stock	$491	8	—	—	491	8

(3)    Joint Ventures

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana. The first phase of new construction commenced in January 2003 for an 18,000 square foot retail building fronting U.S. Route 30. This building is anchored by a 4,800 square foot Panera Bread store pursuant to an executed ten-year lease. Construction was completed during 2003 and the building is currently 62% leased. Two leases constituting 3,900 square feet were executed during 2004. It is anticipated that the remaining space will be leased during 2005. Each partner’s initial equity contribution was $500.

Through December 31, 2003, the Company had accounted for its investment in this joint venture under the equity method of accounting because the Company was not the managing member and did not have the ability to control the joint venture. The Company adopted FASB Interpretation No. 46R (“FIN 46R”) on January 1, 2004. In accordance with FIN 46R, the Company has evaluated this joint venture and determined that it is the principal beneficiary in this variable interest entity. As a result, the accounts of the joint venture have been consolidated with the Company’s financial statements for financial reporting purposes. In conjunction with this consolidation, the Company consolidated approximately $10,000 in assets held by the joint venture.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

In addition, the Company has committed to lend the LLC up to $17,800. Draws on the loan bear interest at a rate of 9% per annum, with interest only paid monthly on average outstanding balances. The loan is secured by the property and matures on January 31, 2006. As of December 31, 2004, the principal balance of this mortgage receivable was $9,704. Tri-Land Properties, Inc. has guaranteed $2,500 of this mortgage receivable. During the consolidation process, this amount and the mortgage payable in the joint venture partner’s accounts were eliminated.

Effective September 23, 2004, the Company formed a strategic joint venture with an affiliate of Crow Holdings Managers, LLC. Through a partial sale of the 97,535-square-foot Hastings Marketplace, each entity has acquired a 50% ownership interest in the property, which is located in Hastings, Minnesota. Hastings Marketplace is anchored by a Cub Foods grocery store and was acquired for $13,200. The Company will be the managing member of the venture and will earn fees for providing property management and leasing services to the venture.

In connection with the partial sale of Hastings Marketplace to the venture, the Company recognized a gain of approximately $76. The gain and operations are not recorded as discontinued operations because of the Company’s continuing ownership interest in this shopping center. The Company accounts for its interest in the venture using the equity method of accounting.

Effective October 8, 2004, the Company formed a strategic joint venture with the New York State Teachers’ Retirement System (“NYSTRS”). The joint venture has been formed to acquire up to $400,000 of neighborhood and community retail centers located in our targeted markets throughout the Midwest. During the year ended December 31, 2004, the Company has contributed six properties, with an approximate net equity value of $75,000. The Company expects to contribute an additional two retail centers with an approximate net equity value of $25,000 within the next few months to complete its initial contribution of eight retail centers with an approximate net equity value of $100,000. NYSTRS is required to contribute approximately $50,000 of equity capital, by the time the Company contributes these two remaining properties to the venture. As of December 31, 2004 NYSTRS has contributed approximately $40,000. In addition, NYSTRS has committed to contribute, subject to satisfying certain conditions, such as lender consents, an additional $100,000 for future acquisitions, for a total contribution of approximately $150,000. The Company has also agreed to invest, subject to satisfying certain conditions, such as lender consents, an additional $50,000 in the joint venture. The joint venture will acquire additional assets using leverage consistent with its existing business plan during the next two years to achieve its investment objectives. The Company is the managing member of the venture and performs the venture’s property management and leasing functions. The Company is earning fees for services provided to the venture.

The operations of these contributed properties are not recorded as discontinued operations because of the Company’s continuing involvement with these shopping centers. The Company accounts for its interest in the venture using the equity method of accounting. The difference between the Company’s investment in the joint venture and the amount of the underlying equity in net assets of the joint venture is due to basis differences resulting from the contribution of property assets at book value versus fair value of the properties. Such differences are amortized over the depreciable lives of the joint venture’s property assets.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

Summarized financial information for the unconsolidated investments is as follows:

	December 31, 2004	December 31, 2003
Balance Sheet:

Cash	$38,991	14
Investment in real estate, net	132,391	9,539
Acquired lease intangibles, net	23,748	—
Accounts and rents receivable	2,096	62
Restricted cash	575	—
Leasing commissions, net	—	103
Loan fees, net	96	81
Other assets	117	22

Total assets	$198,014	9,821

Accounts payable and accrued expenses	478	28
Security Deposits	283	16
Mortgage payable	69,484	9,075
Acquired lease intangibles, net	2,846	—
Other liabilities	4,810	1,315

Equity and partner’s capital	120,113	(613)

Total liabilities and equity	$198,014	9,821

Unconsolidated joint ventures had mortgages payable of $69,484 as of December 31, 2004 and the Company’s proportionate share of these loans was $34,742. As the debt is non-recourse the Company is only liable up to its investment in the joint venture.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

	December 31, 2004	December 31, 2003	December 31, 2002
Revenues
Rental income	$1,187	311	—
Tenant recoveries	637	153	—

Total revenues	1,824	464	—

Expenses:
Property operating expenses	164	343	—
Real estate tax expense	337	199	—
Depreciation and amortization expense	357	194	—

Total expenses	858	736	—

Operating income	966	(272)	—

Other income	2	—
Interest expense	(366)	(238)	—
Other expense	—	(178)	—
Start up costs	(650)	—

Income from continuing operations	$(48)	(688)	—

Inland’s pro rata share	$(24)	(7)	—

(4)     Transactions with Related Parties

During the years ended December 31, 2004 and 2003, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations, property tax reduction services and mail processing from or through affiliates of The Inland Group, Inc. The Company pays for these services on an hourly basis. The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses. Computer services were purchased at a contract rate of $50 per hour. The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the years ended December 31, 2004, 2003 and 2002, these expenses, totaling $923, $702, and $534, respectively are included in general and administrative expenses and property operating expenses. Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc. Payments under this lease for the years ended December 31, 2004, 2003 and 2002 were $249, $239, and $170, respectively, and are also included in general and administrative expenses. The Inland Group, Inc., through affiliates, owns approximately 9.6% of the Company’s outstanding common stock. For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc., or its affiliates. Expenses paid to affiliates of The Inland Group, Inc. are included in general and administrative expenses on the Consolidated Statements of Operations.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

During the years ended December 31, 2004, 2003 and 2002, the Company purchased legal services from attorneys employed by The Inland Real Estate Group, Inc., a wholly-owned subsidiary of The Inland Group, Inc. The fees for these services were based on costs incurred by The Inland Real Estate Group, Inc. equal to $220 per hour. For the years ended December 31, 2004, 2003 and 2002, the Company paid approximately $2, $103 and $204, respectively, for these legal services.

An affiliate of The Inland Group, Inc. was the mortgagee on the Walgreens property, located in Decatur, Illinois. The loan secured by this mortgage matured on May 31, 2004 and the principal of approximately $624 was repaid. For the years ended December 31, 2004, 2003 and 2002, the Company paid principal and interest payments totaling $28, $68 and $68, respectively.

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. to acquire and redevelop the Century Consumer Mall in Merrillville, Indiana. Richard Dube, the brother-in-law of Mr. Daniel Goodwin, one of the Company’s directors, is the president and a principal owner of Tri-Land. Reference is made to Note 3 for more information on the Company’s joint venture.

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities. The Company pays a fee equal to three quarter of one percent (0.75%) per annum on the net asset value under management. The Company paid approximately $79 and $15 for these services during the years ended December 31, 2004 and 2003, respectively. The Company paid no such fees during the year ended December 31, 2002.

On September 4, 2003, the Company entered into a Put Agreement with Inland Real Estate Investment Corporation, Partnership Ownership Corporation (a wholly owned subsidiary of Inland Real Estate Investment Corporation) and Fleet National Bank. On August 2, 2004, as a result of an amendment and restatement of the line of credit agreement between the lender and Inland Real Estate Investment Corporation as borrower, the lender delivered to the Company a termination and release of the Put Agreement. The Company reclassified the liability recorded for its obligation under the Put Agreement and recognized the $100 premium recorded on the Consolidated Balance Sheet at December 31, 2004.

(5)   Stock Option Plan

The Company adopted an amended and restated Independent Director Stock Option Plan which granted each Independent Director an option to acquire 3,000 shares of common stock as of the date they become a director and an additional 1,000 shares on the date of each annual stockholders’ meeting. The options for the initial 3,000 shares granted are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The succeeding options are exercisable on the second anniversary of the date of grant. For the years ended December 31, 2004, 2003 and 2002, options to purchase 32, 32 and 28 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding during each of the respective periods. During the year ended December 31, 2004, options to purchase 8 shares were exercised by certain independent directors.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

(6)     Investment Properties

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition. The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income. As of December 31, 2004, the Company had the following two investment properties subject to master lease agreements:

•                  University Crossing, located in Mishawaka, Indiana; and

•                  Deer Trace II, located in Kohler, Wisconsin.

The cumulative amount of such payments were $7,809, $7,329, and $6,974 as of December 31, 2004, 2003 and 2002, respectively.

(7)    Discontinued Operations

During the years ended December 31, 2004, 2003 and 2002, we sold eleven investment properties. Additionally, we sold a 2,280 square foot free-standing restaurant building, Popeye’s, which was part of one of our existing investment properties and approximately 1/3 of an acre of land at another of our investment properties. For federal and state income tax purposes, certain of our sales qualified as part of tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions. The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions. The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain on Sale	Tax Deferred Exchange

Antioch Plaza	March 28, 2002	875	926	534	Yes
Shorecrest Plaza	June 12, 2002	2,978	2,877	828	Yes
Maple Grove Retail	August 1, 2002	—	308	184	No
Popeye’s	April 8, 2003	—	340	3	No
Summit of Park Ridge	December 24, 2003	1,600	1,600	721	Yes
Eagle Country Market	December 24, 2003	1,450	1,700	587	Yes
Eagle Ridge Center	December 30, 2003	3,000	2,000	4	Yes
Zany Brainy	January 20, 2004	1,245	1,600	873	Yes
Prospect Heights	April 23, 2004	1,095	1,200	166	Yes
Fairview Heights	August 5, 2004	8,570	5,600	2,639	Yes
Prairie Square	September 23, 2004	1,550	1,800	787	Yes

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

From time to time, the Company decides to dispose of certain assets or receives unsolicited offers to purchase its investment properties, at prices in excess of book value. Upon receipt of a valid offer, or the signing of a listing agreements, the Company classifies the asset as held for sale and suspends depreciation. As of December 31, 2004, the following investment properties were held for sale and depreciation was suspended as of the date noted:

•                  June 1, 2003 – Dominick’s, located in Highland Park, Illinois;

•                  November 1, 2003 – Walgreens, located in Woodstock, Illinois;

•                  April 19, 2004 – Wauconda Shopping Center, located in Wauconda, Illinois;

•                  April 19, 2004 – Sequoia Shopping Center, located in Milwaukee, Wisconsin;

•                  May 17, 2004 – Calumet Square, located in Calumet City, Illinois; and

•                  May 17, 2004 – Crestwood Plaza, located in Crestwood, Illinois.

•                  December 7, 2004 – Walgreens, located in Decatur, Illinois.

•                  December 7, 2004 – Dominick’s, located in Glendale Heights, Illinois.

If these current unsolicited offers do not result in the sale of these properties, the Company will generally continue to actively market them for sale. Listing agreements were signed for Wauconda Shopping Center, Sequoia Shopping Center, Calumet Square, Crestwood Plaza, Walgreens located in Decatur and Dominick’s located in Glendale Heights. These properties will continue to be marketed until they are sold.

Results of operations for the investment properties sold, or held for sale, during the years ended December 31, 2004, 2003 and 2002 are presented in the table below:

	2004	2003	2002

Income:
Rental income	$4,734	6,768	7,178
Additional rental income	1,097	1,565	1,600
Other income	(4)	(23)	8
	5,827	8,310	8,786
Expenses:
Bad debt expense	34	20	123
Property operating expenses	1,175	2,081	2,103
Interest expense	1,208	2,086	2,243
Depreciation	470	1,743	2,001
Amortization	205	54	107
	3,092	5,984	6,577

Income from operations	2,735	2,326	2,209

Gain on sale of investment properties	4,465	1,315	1,546

Income from discontinued operations	$7,200	3,641	3,755

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

The following assets and liabilities relating to investment properties sold, or held for sale, as of December 2004 and 2003, are presented in the table below:

	December 31, 2004	December 31, 2003
Assets
Accounts and rents receivable, net of provision for doubtful accounts	$1,442	831
Land	7,364	4,433
Building	25,922	12,002
Accumulated depreciation	(6,402)	(2,835)
Loan fees, net of accumulated amortization	4	13
Other assets	21	—
Leasing fees, net of accumulated amortization	49	—

Total assets held for sale	$28,400	14,444

Liabilities:
Accounts payable and accrued expenses	$95	1
Accrued interest	15	47
Accrued real estate taxes	407	40
Prepaid rents and unearned income	60	9
Mortgage payable	3,442	7,645
Security deposits	16	—

Total liabilities associated with assets held for sale	$4,035	7,742

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

(8)     Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2005	$122,953
2006	114,073
2007	103,162
2008	90,884
2009	76,855
Thereafter	421,515

Total	$929,442

Remaining lease terms range from one year to fifty-six years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of the particular tenant’s pro rata share of the real estate taxes and operating expenses of the property. Such amounts are not included in the future minimum lease payments above, but are included in additional rental income on the accompanying Consolidated Statements of Operations.

(9)     Distributions

To maintain our status as a REIT, we are required to distribute, each year, at least 90% of our “REIT taxable income,” which is defined as taxable income excluding the deduction for dividends paid and net capital gains. We declared distributions to stockholders totaling $62,618 and $61,166 or $0.94 on an annual basis per share for the years ended December 31, 2004 and 2003, respectively. Of this amount, $0.80 and $0.72 per share was taxable as ordinary income for 2004 and 2003, respectively. The remainder constituted a return of capital for tax purposes, or $0.12 and $0.21 per share, for 2004 and 2003, respectively and $0.02 and less than $0.01 per share as capital gains for 2004 and 2003, respectively. Future distributions are determined by our board of directors. We expect to continue paying these distributions to maintain our status as a REIT. We recorded $1,245 and $334 of capital gain for the years ended December 31, 2004 and 2003, respectively, for federal income tax purposes.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

(10)     Mortgages Payable

The Company’s mortgages payable are secured by certain of its investment properties and consist of the following at December 31, 2004 and 2003:

Mortgagee	Interest Rate at December 31, 2004	Interest Rate at December 31, 2003	Maturity Date	Current Monthly Payment	Balance at December 31, 2004	Balance at December 31, 2003

Allstate	—	7.21%	12/2004	—	—	6,400
Allstate	—	7.00%	01/2005	—	—	4,100
Allstate (a)	7.15%	7.15%	01/2005	18	3,050	3,050
Allstate	—	7.00%	02/2005	—	—	5,477
Allstate (a)	6.65%	6.65%	05/2005	53	9,600	9,600
Allstate (a)	6.82%	6.82%	08/2005	60	10,600	10,600
Allstate (a)	7.40%	7.40%	09/2005	221	35,787	35,787
Allstate	7.38%	7.38%	02/2006	133	15,940	21,600
Allstate	5.87%	5.87%	09/2009	29	6,000	6,000
Allstate	4.65%	4.65%	01/2010	87	22,500	22,500
Allstate (c)	9.25%	9.25%	12/2009	30	3,904	3,908
Allstate	—	4.84%	12/2009	—	—	11,800
Allstate	4.70%	4.70%	10/2010	48	12,380	12,380
Archon Financial	4.35%	4.35%	12/2007	24	6,589	6,589
Archon Financial	4.88%	4.88%	01/2011	125	30,720	30,720
Bear, Stearns Funding, Inc. (b)	—	6.86%	06/2004	—	—	57,450
Bear, Stearns Funding, Inc.	—	6.50%	09/2006	—	—	13,530
Bear, Stearns Funding, Inc.	6.03%	6.03%	07/2007	68	13,600	13,600
Bear, Stearns Funding, Inc.	6.60%	6.60%	03/2009	44	8,000	8,000
Bear, Stearns Funding, Inc. (b)	4.11%	—	07/2011	133	38,730	—
Berkshire Mortgage (c)	7.79%	7.79%	10/2007	92	13,675	13,853
Column Financial, Inc (d)	7.00%	7.00%	11/2008	151	25,000	25,000
Inland Mortgage Serv. Corp.	—	7.65%	05/2004	—	—	632
John Hancock Life Insurance (c)	7.65%	7.65%	01/2018	89	12,273	12,395
Key Bank	5.00%	5.00%	10/2010	31	7,500	7,500
LaSalle Bank N.A.	—	2.42%	10/2004	—	—	6,468
LaSalle Bank N.A.	3.78%	3.07%	01/2005	9	3,345	3,345
LaSalle Bank N.A.	3.78%	7.25%	10/2006	34	10,654	10,654
LaSalle Bank N.A .	3.78%	7.26%	10/2006	30	9,450	9,450
LaSalle Bank N.A. (a)	7.26%	7.26%	03/2005	21	3,470	5,910
LaSalle Bank N.A. (a)	7.36%	7.36%	03/2005	60	9,650	9,650
LaSalle Bank N.A.	—	7.26%	01/2005	—	—	9,738
LaSalle Bank N.A. (a)	3.59%	3.59%	03/2005	7	2,400	2,400
LaSalle Bank N.A. (a) (e)	3.68%	2.52%	04/2005	8	2,468	2,468
LaSalle Bank N.A. (a) (e)	3.68%	2.52%	06/2005	17	5,599	5,599
LaSalle Bank N.A. (a) (e)	3.58%	2.42%	11/2005	11	3,650	3,650
LaSalle Bank N.A. (a)	6.81%	6.81%	12/2005	45	7,833	7,833
LaSalle Bank N.A.	4.86%	4.86%	12/2006	74	18,216	19,461
LaSalle Bank N.A. (e)	4.08%	2.92%	12/2006	108	31,825	45,260
LaSalle Bank N.A. (e) (f)	4.08%	2.92%	12/2007	97	14,898	29,948
LaSalle Bank N.A.	3.78%	3.07%	12/2009	10	4,100	4,100
LaSalle Bank N.A.	4.88%	—	11/2011	121	29,650	—
LaSalle Bank N.A. (g)	2.38%	1.63%	12/2014	10	6,200	6,200
Lehman Brothers Holding, Inc. (h)	6.36%	6.36%	10/2008	299	54,600	54,600
Metlife Insurance Company	4.71%	—	10/2010	49	20,100	—
Midland Loan Serv. (c)	7.86%	7.86%	01/2008	31	4,806	4,877

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

Mortgagee	Interest Rate at December 31, 2004	Interest Rate at December 31, 2003	Maturity Date	Current Monthly Payment	Balance at December 31, 2004	Balance at December 31, 2003
Nomura Credit & Capital	5.02%	—	08/2011	37	8,800	—
Principal Life Insurance	5.96%	5.96%	12/2008	55	11,000	11,000
Principal Life Insurance	5.25%	5.25%	10/2009	32	7,400	7,400
Principal Life Insurance	8.27%	8.27%	09/2010	40	5,850	5,850
Principal Life Insurance	5.57%	5.57%	10/2012	47	10,200	10,200
Principal Life Insurance (b)	3.99%	—	06/2010	101	30,260	—
Principal Life Insurance(b)	3.99%	—	07/2011	9	2,670	—
Woodmen of the World	6.75%	6.75%	06/2008	26	4,625	4,625

Mortgages Payable					$599,567	623,157

(a)

Approximately $97,000 of the Company’s mortgages payable mature during 2005. The Company intends to replace these loans with new debt for terms of five years or longer at the market interest rate at the time the existing debt matures.

(b)

In May 2004, the Company refinanced this debt. It was replaced with total debt of $80,230 for terms ranging from six to seven years with fixed interest rates lower than the original loan. In August 2004, $8,570 of this new debt was transferred in conjunction with the sale of Fairview Heights, located in Fairview Heights, Illinois.

(c)	These loans require payments of principal and interest monthly; all other loans listed are interest only.

(d)

Approximately $570 of this loan is secured by Walgreens, located in Woodstock, Illinois. At December 31, 2004 and 2003, the Company has classified this property as held for sale. Upon sale of this property, the Company will substitute an alternate property as collateral for this loan. Such amounts have not been included in liabilities associated with assets held for sale.

(e)	Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

(f)

In conjunction with the sale of Crestwood Plaza, Calumet Square and Sequoia Plaza, the Company has classified $3,442, as of this amount as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet as of December 31, 2004.

(g)

As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 issued by the Village of Skokie, Illinois. The interest rate on these bonds floats and is reset weekly by a re-marketing agent. The rate at December 31, 2004 was 2.38%. The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding, paid annually. In addition, the Company is required to pay a re-marketing fee of .125% per annum of the principal amount outstanding, paid quarterly and a trustee fee of $500 also paid quarterly.

(h)

Approximately $1,334 of this loan is secured by Wauconda Shopping Center, located in Wauconda, Illinois. At December 31, 2004, the Company has classified this property as held for sale. Upon sale of this property, the Company will substitute an alternate property as collateral for this loan. Such amounts have not been included in liabilities associated with assets held for sale.

As of December 31, 2004, the required future principal payments on the Company’s mortgages payable over the next five years and thereafter are as follows:

2005	97,855
2006	86,522
2007	50,252
2008	104,752
2009	73,662
Thereafter	186,524
Total	$599,567

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

(11)    Line of Credit

On June 28, 2002, the Company entered into a $100,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years. The funds from this line of credit are used to purchase additional investment properties. The Company is required to pay interest only on draws under the line at the rate equal to LIBOR plus 375 basis points. The Company is also required to pay, on a quarterly basis, an amount less than 1%, per annum, on the average daily funds remaining under this line. The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of December 31, 2004, the Company was in compliance with such covenants. In connection with obtaining this line of credit, the Company paid fees in an amount totaling approximately $1,500 (which includes a one and one-half percent commitment fee).

On May 2, 2003, the Company amended its line of credit agreement with KeyBank N.A. This amendment reduces the interest rate charged on the outstanding balance by 1.25% and extends the maturity to May 2, 2006. In addition, the aggregate commitment of the Company’s line was increased by $50,000, to a total of $150,000. In conjunction with this amendment, the Company paid approximately $750 in fees and costs. The outstanding balance on the line of credit was $85,000 as of December 31, 2004 with an average interest rate of 4.92% per annum.

(12)     Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts. As of December 31, 2004 and 2003, options to purchase 32, shares of common stock, at exercise prices ranging from $9.05 to $10.45 per share were outstanding. During the year ended December 31, 2004, options to purchase 8 shares were exercised by certain independent directors. These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

As of December 31, 2004, 37 shares of common stock issued pursuant to employment agreements were outstanding, of which 2 have vested. Additionally, the Company issued 15 shares pursuant to employment incentives of which none have vested. The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.

The basic weighted average number of common shares outstanding were 66,454, 65,064 and 63,979 for the years ended December 31, 2004, 2003 and 2002, respectively. The diluted weighted average number of common shares outstanding were 66,504, 65,068 and 63,984 for the years ended December 31, 2004, 2003 and 2002, respectively.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

(13)     Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers. These agreements became effective January 1, 2002.

As of December 31, 2004, an aggregate of 37 shares of the Company’s common stock, were issued pursuant to these agreements. Of the total shares issued, 5 were issued at a value of $11 per share. During the year ended December 31, 2004, the Company issued 32 additional shares at a value of $12.93 per share, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange. These 37 shares have an aggregate value of $471. Additionally, the Company issued 15 shares pursuant to employment incentives for certain Company officers. These shares were also issued at a value of $12.93 per shares, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange. Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award. Compensation cost of $72 and $12 were recorded in connection with the issuance of these shares for the years ended December 31, 2004 and 2003. No such expense was recorded during the year ended December 31, 2002.

The officers may also receive additional restricted shares of the Company’s common stock, which are also subject to a five-year vesting period. The number of these shares is to be determined based upon the future performance of the Company beginning January 1, 2003.

(14)     Segment Reporting

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

The Company assesses and measures operating results on an individual property basis for each of its investment properties based on property net operating income. Because all of the Company’s investment properties exhibit highly similar economic characteristics, generally have tenants that offer products catering to the day-to-day living needs of individuals, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.

The property net operating income is summarized in the following table for the years ended December 31, 2004, 2003 and 2002, along with reconciliation to income from continuing operations. Net investment properties and other related segment assets, non-segment assets and total assets are also presented as of December 31, 2004, and 2003:

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

	2004	2003	2002

Rental income	$133,291	123,329	104,728
Tenant recoveries	50,256	44,443	39,485
Other property income	711	564	1,128
Total property operating expenses	(24,071)	(21,155)	(16,951)
Real estate tax expense	(32,420)	(30,125)	(26,310)

Property net operating income	127,767	117,056	102,080

Other income:
Lease termination income	2,890	370	656
Other income	2,804	1,708	1,957

Gain on continuing operations	76	—	—

Other expenses:
Bad debt expense	(800)	(1,785)	(1,959)
Depreciation and amortization	(38,249)	(33,893)	(27,391)
Stock exchange listing expenses	(839)	—	—
General and administrative expenses	(8,714)	(5,689)	(4,873)
Interest expense	(41,832)	(39,086)	(34,115)
Minority Interest	(906)	(449)	(932)
Equity in earnings (loss) of unconsolidated joint ventures	(24)	(7)	98

Income from operations	$42,173	38,225	35,521

Net investment properties, including properties held for sale	$1,157,584	1,192,266

Non-segment assets	$49,508	88,390

Total assets	$1,207,092	1,280,656

(15)     Commitments and Contingencies

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

(16)     Subsequent Events

On January 17, 2005, the Company paid an aggregate cash dividend of $5,363 to stockholders of record at the close of business on December 31, 2004.

On January 19, 2005, the Company announced that it had declared a cash dividend of $0.0783 per share on the outstanding shares of its common stock. This dividend will be paid on February 17, 2005 to stockholder of record at the close of business on January 31, 2005.

On February 11, 2005, the Company purchased a property from an unaffiliated third party for $13,573. The purchase price was funded using cash and cash equivalents. The property is located in Caledonia, Wisconsin and contains 153,000 square feet of leasable space. Its major tenants are Pick ‘N Save and K-Mart.

On February 17, 2005, the Company paid an aggregate cash dividend of $5,252 to stockholders of record at the close of business on January 31, 2005.

On February 18, 2005, the Company received $6,100 from Dominick’s Finer Food to terminate its lease at the Highland Park location. This amount was recorded as a lease termination fee.

On February 21, 2005, the Company announced that it had declared a cash dividend of $0.0783 per share on the outstanding shares of its common stock. This dividend will be paid on March 17, 2005 to stockholder of record at the close of business on March 4, 2005.

On February 28, 2005, the Company announced that its board of directors approved a common stock dividend increase, raising the annual cash dividend payable per common share to $0.96, from the current annual level of $0.94 per common share. The board of directors declared the first monthly cash dividend at the increased rate will be payable on May 17, 2005 to common stockholders of record on May 2, 2005.

On March 7, 2005, the Company purchased two properties from an unaffiliated third party for $40,750. The purchase price was funded using cash and cash equivalents. These properties are located in Grayslake and Crystal Lake, Illinois containing a total of 199,000 square feet of leasable space. Its major tenants are Jewel and Regal Theater.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2004

(In thousands, except per share data and square footage amounts)

(17)     Quarterly Operating Results (unaudited)

The following represents results of operations for the quarters during the years 2004 and 2003:

	2004
	December 31	September 30	June 30	March 31

Total revenue	$47,157	47,476	46,510	48,809
Income from continuing operations	11,298	10,133	10,294	10,448
Net income	12,338	13,874	11,275	11,886
Income from continuing operations per commons share, basic and diluted	0.16	0.15	0.16	0.16
Net income per common share, basic and diluted	0.18	0.21	0.17	0.18

	2003
	December 31	September 30	June 30	March 31

Total revenue	42,157	41,995	42,724	43,538
Income from continuing operations	9,097	10,094	9,678	9,356
Net income	10,976	10,931	10,084	9,875
Income from continuing operations per commons share, basic and diluted	0.14	0.16	0.15	0.14
Net income per common share, basic and diluted	0.16	0.17	0.16	0.15

INLAND REAL ESTATE CORPORATION

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2004

		Initial Cost (A)			Gross amount at which carried at end of period (B)
									Date
	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and Improvements	Buildings and improvements (D)	Total (D),(E)	Accumulated Depreciation (D),(F)	Con- struct- ed	Date Acq
Single-user Retail

Ameritech Joliet, IL	$522	170	883	3	170	886	1,056	227	1995	05/97
Bakers Shoes Chicago, IL	—	645	343	25	645	368	1,014	77	1891	09/98
Bally’s Total Fitness St. Paul, MN	3,145	1,298	4,612	—	1,298	4,612	5,910	971	1988	09/99
Carmax Schaumburg, IL	11,730	7,142	13,461	—	7,142	13,461	20,603	2,730	1998	12/98
Carmax Tinley Park, IL	9,450	6,789	12,117	—	6,789	12,117	18,906	2,457	1998	12/98
Circuit City Traverse City, MI	1,688	1,123	1,779	—	1,123	1,779	2,902	363	1998	01/99
Cub Foods Buffalo Grove, IL	3,650	1,426	5,929	—	1,426	5,929	7,354	1,231	1999	06/99
Cub Foods Indianapolis, IN	2,867	2,183	3,561	—	2,183	3,561	5,743	902	1991	03/99
Cub Foods Plymouth, MN	2,732	1,551	3,916	—	1,551	3,916	5,468	842	1991	03/99
Cub Foods Hutchinson, MN	—	875	4,514	8	875	4,521	5,396	324	1999	01/03
Disney Celebration, FL	13,600	2,175	25,107	—	2,175	25,107	27,281	2,022	1995	07/02
Dominick’s Countryside, IL	1,150	1,375	925	—	1,375	925	2,300	258	1975	12/97
Dominick’s Glendale Heights, IL	—	1,265	6,943	9	1,265	6,952	8,217	1,778	1997	09/97
Dominick’s Hammond, IN	4,100	825	8,026	—	825	8,026	8,851	1,638	1999	05/99

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2004

		Initial Cost (A)			Gross amount at which carried at end of period (B)
									Date
	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and Improvements	Buildings and improvements (D)	Total (D),(E)	Accumulated Depreciation (D),(F)	Con- struct- ed	Date Acq

Dominick’s Highland Park, IL	$—	3,200	9,598	2	3,200	9,600	12,800	2,314	1996	06/97
Dominick’s Schaumburg, IL	5,346	2,294	8,393	3	2,294	8,395	10,690	2,122	1996	05/97
Dominick’s West Chicago, IL	—	1,980	4,325	294	1,980	4,619	6,599	1,152	1990	01/98
Eckerd Drug Store Chattanooga, TN	—	1,023	1,344	2	1,023	1,346	2,369	136	1999	05/02
Hollywood Video Hammond, IN	882	405	949	—	405	949	1,354	192	1998	12/98
Michael’s Coon Rapids, MN	—	877	1,932	—	877	1,932	2,808	161	2001	07/02
Party City Oakbrook Terrace, IL	988	750	1,231	598	750	1,829	2,579	308	1985	11/97
Petsmart Gurnee, IL	—	915	2,389	—	915	2,389	3,304	292	1997	04/01
Riverdale Commons Outlot Coon Rapids, MN	—	545	605	—	545	605	1,150	135	1999	03/00
Shannon Square Arden Hills, MN	—	1,754	7,182	—	1,754	7,182	8,936	192	2003	03/04
Shannon Square Shoppes Arden Hills, MN	—	1,253	4,686	—	1,253	4,686	5,939	95	2003	06/04
Staples Freeport, IL	1,730	725	1,970	—	725	1,970	2,695	492	1998	04/98
United Audio Center Schaumburg, IL	—	1,215	1,273	—	1,215	1,273	2,488	262	1998	09/99
Walgreens Decatur, IL	—	78	1,131	—	78	1,131	1,209	371	1988	01/95
Walgreens Jennings, MO	—	666	2,040	6	666	2,046	2,712	148	1996	10/02
Walgreens Woodstock, IL	570	395	775	—	395	775	1,170	156	1973	06/98
Zany Brainy Wheaton, IL	—	—	—	—	—	—	—	—	1995	07/96

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2004

		Initial Cost (A)			Gross amount at which carried at end of period (B)
									Date
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D),(E)	Accumulated Depreciation (D),(F)	Con- struct- ed	Date Acq

Neighborhood Retail Centers

Aurora Commons Aurora, IL	$8,000	3,220	8,319	640	3,220	8,959	12,179	2,676	1988	01/97
Baytowne Square Champaign, IL	8,720	3,821	8,853	(7)	3,821	8,846	12,666	2,005	1993	02/99
Berwyn Plaza Berwyn, IL	709	769	1,078	17	769	1,095	1,864	245	1983	05/98
Bohl Farm Marketplace Crystal Lake, IL	7,833	5,800	9,888	1	5,800	9,889	15,689	1,429	2000	12/00
Brunswick Market Center Brunswick, OH	7,130	1,552	11,907	993	1,552	12,899	14,451	844	97/98	12/02
Burnsville Crossing Burnsville, MN	2,858	2,061	4,667	224	2,061	4,891	6,953	1,154	1989	09/99
Byerly’s Burnsville Burnsville, MN	2,916	1,707	4,145	1,963	1,707	6,108	7,815	1,211	1988	09/99
Calumet Square Calumet City, IL	1,033	527	1,507	(70)	428	1,537	1,965	328	67/94	06/97
Caton Crossing Plainfield, IL	7,425	2,412	8,752	7	2,412	8,759	11,172	501	1998	06/03
Cliff Lake Center Eagan, MN	4,806	2,517	3,057	696	2,517	3,753	6,270	1,191	1988	09/99
Crestwood Plaza Crestwood, IL	904	326	1,483	275	326	1,758	2,083	512	1992	12/96
Deer Trace Kohler, WI	7,400	1,622	11,659	—	1,622	11,659	13,281	972	2000	07/02
Deer Trace II Kohler, WI	—	925	3,346	—	925	3,346	4,271	54	03/04	08/04

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2004

		Initial Cost (A)			Gross amount at which carried at end of period (B)
									Date
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D),(E)	Accumulated Depreciation (D),(F)	Con- struct- ed	Date Acq

Downers Grove Market Downers Grove, IL	$10,600	6,224	11,617	155	6,224	11,772	17,996	2,930	1998	03/98
Eagle Crest Naperville, IL	2,350	1,879	2,938	330	1,879	3,269	5,147	1,103	1991	03/95
Eastgate Shopping Center Lombard, IL	3,345	4,252	2,578	2,356	4,252	4,934	9,186	1,221	1959	07/98
Edinburgh Festival Brooklyn Park, MN	4,625	2,473	6,373	71	2,473	6,444	8,917	1,457	1997	10/98
Elmhurst City Center Elmhurst, IL	2,514	2,050	3,011	565	2,050	3,576	5,626	876	1994	02/98
Fashion Square Skokie, IL	6,200	2,394	6,902	589	2,394	7,491	9,884	1,743	1984	12/97
Forest Lake Marketplace Forest Lake, MN	6,589	1,737	10,119	(11)	1,737	10,108	11,845	836	2001	09/02
Four Flaggs Annex Niles, IL	—	1,122	2,167	6	1,122	2,173	3,295	159	1973	11/02
Gateway Square Hinsdale, IL	3,470	3,046	3,899	739	3,046	4,638	7,684	950	1985	03/99
Goodyear Montgomery, IL	630	315	835	25	315	860	1,175	259	1991	09/95
Grand and Hunt Club Gurnee, IL	1,796	970	2,623	59	970	2,681	3,651	705	1996	12/96
Hartford Plaza Naperville, IL	2,310	990	3,428	315	990	3,743	4,733	1,244	1995	09/95
Hawthorn Village Vernon Hills, IL	4,280	2,635	5,888	554	2,635	6,442	9,080	1,841	1979	08/96
Hickory Creek Marketplace Frankfort, IL	5,750	1,797	4,435	2,700	1,797	7,136	8,932	1,318	1999	08/99

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2004

		Initial Cost (A)			Gross amount at which carried at end of period (B)
									Date
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D),(E)	Accumulated Depreciation (D),(F)	Con- struct- ed	Date Acq

High Point Center Madison, WI	$5,361	1,450	8,818	432	1,450	9,250	10,699	2,172	1984	04/98
Homewood Plaza Homewood, IL	1,013	535	1,398	108	535	1,506	2,041	358	1993	02/98
Iroquois Center Naperville, IL	5,950	3,668	8,276	1,406	3,668	9,682	13,350	2,335	1983	12/97
Joliet Commons Ph II Joliet, IL	2,400	811	3,999	—	811	3,999	4,809	708	1999	02/00
Mallard Crossing Elk Grove Village, IL	4,050	1,796	6,332	186	1,796	6,518	8,313	1,748	1993	05/97
Mankato Heights Mankato, MN	8,910	2,332	12,770	498	2,332	13,267	15,600	891	2002	04/03
Maple Grove Retail Maple Grove, MN	3,958	2,085	5,758	1,373	2,085	7,132	9,216	1,559	1998	09/99
Maple Plaza Downers Grove, IL	1,583	1,364	1,822	117	1,364	1,939	3,304	489	1988	01/98
Medina Marketplace Medina, OH	5,250	2,769	6,741	5	2,769	6,746	9,515	468	56/99	12/02
Mundelein Plaza Mundelein, IL	2,810	1,695	3,966	67	1,695	4,033	5,728	1,182	1990	03/96
Nantucket Square Schaumburg, IL	2,200	1,908	2,350	45	1,908	2,395	4,303	709	1980	09/95
Naper West Ph II Naperville, IL	—	1,116	2,000	1,351	1,116	3,350	4,466	328	1985	10/02
Niles Shopping Center Niles, IL	1,618	850	2,466	41	850	2,507	3,357	644	1982	04/97
Oak Forest Commons Oak Forest, IL	6,619	2,796	9,034	641	2,796	9,675	12,470	2,315	1998	03/98

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2004

		Initial Cost (A)			Gross amount at which carried at end of period (B)
									Date
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D),(E)	Accumulated Depreciation (D),(F)	Con- struct- ed	Date Acq

Oak Forest Commons Ph III Oak Forest, IL	$—	205	907	37	205	944	1,149	205	1999	06/99
Oak Lawn Town Center Oak Lawn, IL	—	1,384	1,034	—	1,384	1,034	2,418	193	1999	06/99
Orland Greens Orland Park, IL	3,550	1,246	3,878	798	1,246	4,676	5,923	993	1984	09/98
Orland Park Retail Orland Park, IL	625	461	796	(23)	461	773	1,234	202	1997	02/98
Park Place Plaza St. Louis Park, MN	6,407	4,256	8,575	20	4,256	8,595	12,851	1,788	1997	09/99
Park Square Brooklyn Park, MN	5,850	4,483	5,390	268	4,483	5,659	10,141	466	86/88	08/02
Park St. Claire Schaumburg, IL	763	320	987	8	320	995	1,314	265	1994	12/96
Plymouth Collection Plymouth, MN	5,180	1,459	5,175	23	1,459	5,197	6,657	1,173	1999	01/99
Quarry Outlot Hodgkins, IL	900	522	1,278	9	522	1,287	1,809	343	1996	12/96
Regency Point Lockport, IL	—	1,000	4,721	69	1,000	4,789	5,789	1,385	1993	04/96
Riverplace Center Noblesville, IN	3,290	1,592	4,498	—	1,592	4,498	6,089	965	1992	11/98
River Square Shopping Ctr Naperville, IL	3,050	2,853	3,129	802	2,853	3,932	6,785	1,073	1988	06/97
Rochester Marketplace Rochester, MN	5,885	2,043	7,328	(63)	2,043	7,265	9,307	376	2001 / 2003	09/03
Rose Plaza Elmwood Park, IL	2,670	1,530	2,666	(25)	1,530	2,641	4,171	670	1997	11/98

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2004

		Initial Cost (A)			Gross amount at which carried at end of period (B)
									Date
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D),(E)	Accumulated Depreciation (D),(F)	Con- struct- ed	Date Acq

Rose Plaza East Naperville, IL	$1,086	825	1,380	38	825	1,418	2,243	280	1999	01/00
Rose Plaza West Naperville, IL	1,382	989	1,790	—	990	1,790	2,780	364	1997	09/99
Salem Square Countryside, IL	3,130	1,735	4,449	1,010	1,735	5,459	7,194	1,446	1973	08/96
Schaumburg Plaza Schaumburg, IL	3,904	2,470	4,566	277	2,470	4,843	7,313	1,127	1994	06/98
Schaumburg Promenade Schaumburg, IL	9,650	6,562	12,764	145	6,562	12,909	19,471	2,362	1999	12/99
Sears Montgomery, IL	1,645	768	2,655	143	768	2,798	3,566	781	1990	06/96
Sequoia Shopping Center Milwaukee, WI	1,505	1,217	1,806	158	1,217	1,964	3,181	485	1988	06/97
Shakopee Valley Shakopee, MN	7,500	2,964	11,736	12	2,964	11,748	14,712	816	00/01	12/02
Shingle Creek Brooklyn Center, MN	1,735	1,228	2,262	569	1,228	2,831	4,059	765	1986	09/99
Shops at Coopers Grove Country Club Hills, IL	2,900	1,398	4,418	95	1,398	4,513	5,911	1,095	1991	01/98
Six Corners Chicago, IL	3,100	1,440	4,533	569	1,440	5,102	6,542	1,372	1966	10/96
Skokie Fashion PH II Skokie, IL	—	878	2,278	83	878	2,361	3,239	7		11/04
Spring Hill Fashion Center West Dundee, IL	7,900	1,794	7,415	376	1,794	7,792	9,586	2,134	1985	11/96
St. James Crossing Westmont, IL	3,848	2,611	4,887	359	2,611	5,246	7,857	1,319	1990	03/98

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2004

		Initial Cost (A)			Gross amount at which carried at end of period (B)
									Date
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D),(E)	Accumulated Depreciation (D),(F)	Con- struct- ed	Date Acq

Stuart’s Crossing St. Charles, IL	$6,050	4,234	9,422	(240)	4,234	9,182	13,416	1,957	1999	08/98
Terramere Plaza Arlington Heights, IL	2,203	1,435	2,981	394	1,435	3,375	4,810	783	1980	12/97
Townes Crossing Oswego, IL	6,000	2,908	9,135	358	2,908	9,493	12,401	843	1988	08/02
Two Rivers Plaza Bolingbrook, IL	4,620	1,820	4,993	205	1,820	5,198	7,019	1,254	1994	10/98
University Crossing Mishawaka, IN	8,800	4,392	10,521	(88)	4,392	10,433	14,825	422	2003	10/03
V. Richard’s Plaza Brookfield, WI	8,000	4,798	8,759	664	4,798	9,423	14,221	1,996	1985	02/99
Wauconda Shopping Center Wauconda, IL	1,334	455	2,068	143	455	2,210	2,665	459	1988	05/98
West River Crossing Joliet, IL	3,500	2,317	3,320	(14)	2,317	3,306	5,623	696	1999	08/99
Western & Howard Chicago, IL	993	440	1,523	47	440	1,570	2,010	358	1985	04/98
Wilson Plaza Batavia, IL	650	310	999	24	310	1,023	1,333	273	1986	12/97
Winnetka Commons New Hope, MN	2,234	1,597	2,859	308	1,597	3,167	4,763	811	1990	07/98
Wisner/Milwaukee Plaza Chicago, IL	975	529	1,383	19	529	1,402	1,931	34	1994	02/98
Woodland Heights Streamwood, IL	3,940	2,976	6,898	171	2,976	7,070	10,046	1,628	1956	06/98

Community Centers

Bergen Plaza Oakdale, MN	9,142	5,347	11,700	851	5,347	12,552	17,898	3,079	1978	04/98

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2004

		Initial Cost (A)			Gross amount at which carried at end of period (B)
									Date
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D),(E)	Accumulated Depreciation (D),(F)	Con- struct- ed	Date Acq

Century Consumer Mall Merrilville, IN	$—	2,072	6,434	—	2,072	6,434	8,506	551	N/A	02/01
Chestnut Court Darien, IL	8,619	5,720	10,350	993	5,720	11,344	17,064	2,699	1987	03/98
Crystal Point Shopping Crystal Lake, IL	20,100	7,460	20,756	2,118	7,460	22,873	30,333	332
Four Flaggs Niles, IL	12,273	8,414	14,196	5,239	8,414	19,435	27,849	1,265	73/98	11/02
Joliet Commons Joliet, IL	13,675	4,089	15,684	(92)	4,089	15,592	19,681	4,045	1995	10/98
Lake Park Plaza Michigan City, IN	6,490	3,253	9,208	938	3,253	10,146	13,399	2,421	1990	02/98
Lansing Square Lansing, IL	8,000	4,075	12,179	1,561	4,075	13,741	17,816	3,600	1991	12/96
Maple Park Place Bolingbrook, IL	12,500	3,666	11,669	4,911	3,666	16,581	20,246	4,153	1992	01/97
Naper West Naperville, IL	7,695	5,335	9,612	153	5,335	9,765	15,100	2,500	1985	12/97
Park Center Plaza Tinley Park, IL	14,090	5,514	9,628	(579)	5,514	9,049	14,563	2,180	1988	12/98
Pine Tree Plaza Janesville, WI	9,890	2,889	15,644	(259)	2,889	15,385	18,274	3,075	1998	10/99
Quarry Retail Minneapolis, MN	15,670	7,762	23,603	81	7,762	23,684	31,446	4,877	1997	09/99
Riverdale Commons Coon Rapids, MN	$9,752	4,324	15,131	35	4,324	15,167	19,491	3,134	1998	09/99
Rivertree Court Vernon Hills, IL	17,548	8,652	22,963	1,483	8,652	24,446	33,098	6,481	1988	07/97
Shops at Orchard Place Skokie, IL	22,500	16,301	26,451	(240)	16,301	26,211	42,512	1,822	2000	12/02

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2004

		Initial Cost (A)			Gross amount at which carried at end of period (B)
									Date
	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D),(E)	Accumulated Depreciation (D),(F)	Con- struct- ed	Date Acq

Springboro Plaza Springboro, OH	5,510	1,079	8,240	48	1,079	8,289	9,368	1,758	1992	11/98
Thatcher Woods River Grove, IL	10,200	5,755	11,261	15	5,755	11,277	17,031	1,079	69/99	04/02
Village Ten Coon Rapids, MN	8,500	4,490	10,615	—	4,490	10,615	15,104	495	2002	08/03
Woodfield Plaza Schaumburg, IL	9,600	4,612	15,160	(201)	4,612	14,959	19,571	3,711	1992	01/98
Woodland Commons Buffalo Grove, IL	11,000	5,338	15,410	1,291	5,338	16,701	22,039	3,516	1991	02/99

Total	$599,567	325,822	847,817	45,909	325,723	887,801	1,213,524	163,256

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2004, 2003 and 2002

Notes:

(A)           The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)             The aggregate cost of real estate owned at December 31, 2004 and 2003 for federal income tax purposes was approximately $1,207,645 and $1,177,848, (unaudited,) respectively.

(C)             Adjustments to basis include additions to investment properties net of payments received under master lease agreements. The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition. The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income. As of December 31, 2004, the Company had two investment properties, University Crossing, located in Mishawaka, Indiana and Deer Trace II, located in Kohler, Wisconsin, subject to master lease agreements.

(D)            Not included in the building and improvements and accumulated depreciation totals are expenses paid by the Company for improvements to spaces leased for its corporate offices. As of December 31, 2004, these amounts are $237,198 and $205,207, respectively.

(E)              Reconciliation of real estate owned:

	2004	2003	2002

Balance at beginning of year	$1,283,066	1,211,385	1,005,494
Purchases of investment properties	67,987	71,046	206,181
Additions to investment properties, including amounts payable	12,111	14,271	7,413
Sale of investment properties	(30,460)	(13,256)	(7,603)
Contribution of investment properties to joint venture	(119,424)	—	—
Payments received under master leases	481	(380)	(100)
Balance at end of year	$1,213,761	1,283,066	1,211,385

(F)              Reconciliation of accumulated depreciation:

	2004	2003	2002

Balance at beginning of year	$150,177	117,939	90,090
Depreciation expense	35,668	33,945	28,822
Accumulated depreciation on sale of investment property	(4,514)	(1,707)	(973)
Accumulated depreciation associated with contribution of assets to joint venture	(17,870)	—	—

Balance at end of year	$163,461	150,177	117,939

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 2004.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2004, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of its management, including its chief executive officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2004.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company: (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems have inherent limitations and may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes to the Company’s internal controls over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

Item 15. Exhibits, Financial Statement Schedules

(a)(1)       Financial Statements:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Balance Sheets December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)(2)       Financial Statement Schedules:

Real Estate and Accumulated Depreciation (Schedule III)

All financial statements schedules other than those filed herewith have been omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

(a)(3)       Exhibits:

The exhibits filed herewith are set forth on the Exhibit Index included with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ ROBERT D. PARKS
By:	Robert D. Parks
Title:	President, Chief Executive Officer and
Director
Date:	March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ DANIEL L. GOODWIN		/s/ G. JOSEPH COSENZA
By:	Daniel L. Goodwin	By:	G. Joseph Cosenza
Title:	Chairman of the Board	Title:	Director
Date:	March 11, 2005	Date:	March 11, 2005

	/s/ ROLAND W. BURRIS		/s/ JOEL G. HERTER
By:	Roland W. Burris	By:	Joel G. Herter
Title:	Director	Title:	Director
Date:	March 11, 2005	Date:	March 11, 2005

	/s/ HEIDI N. LAWTON		/s/ ROBERT D. PARKS
By:	Heidi N. Lawton	By:	Robert D. Parks
Title:	Director	Title:	President, Chief Executive Officer and
Date:	March 11, 2005		Director (principal executive officer)
		Date:	March 11, 2005

	/s/ JOEL D. SIMMONS		/s/ BRETT A. BROWN
By:	Joel D. Simmons	By:	Brett A. Brown
Title:	Director	Title:	Chief Financial Officer (principal
Date:	March 11, 2005		financial and accounting officer)
		Date:	March 11, 2005

/s/ THOMAS H. MCAULEY
By:	Thomas H. McAuley
Title:	Director
Date:	March 11, 2005

INLAND REAL ESTATE CORPORATION

Annual Report on Form 10-K

for the fiscal year ended December 31, 2004

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

Item No.	Description

3.1	Third Articles of Amendment and Restatement of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

4.1	Specimen Stock Certificate (3)

4.2	Amended and Restated Dividend Reinvestment Plan of the Registrant (4)

10.1

Credit Agreement, dated as of June 28, 2002, among Inland Real Estate Corporation as borrower, KeyBank National Association as administrative agent and co-lead arranger, Fleet National Bank as syndication agent and co-lead arranger, and the several lenders from time to time parties thereto (5)

10.2

Amended and Restated Credit Agreement, dated as of May 2, 2003, among Inland Real Estate Corporation as borrower, KeyBank National Association as administrative agent and lead arranger, and the several lenders from time to time parties thereto (6)

10.3	Amended and Restated Independent Director Stock Option Plan (7)

10.4	Consulting Agreement between the Registrant and Robert D. Parks, dated as of July 1, 2000 (8)

10.5

Operating Agreement, dated as of October 8, 2004, among Inland Real Estate Corporation, The New York State Teachers’ Retirement System, by and through its designated advisor, Morgan Stanley Real Estate Advisor, Inc., and IN Retail Manager, L.L.C. (9)

10.6	Contribution Agreement, dated as of October 8, 2004, by and between IN Retail Fund, L.L.C., Inland Real Estate Corporation and The New York State Teachers’ Retirement System (10)

10.7	Termination and Release of Put Agreement, dated as of September 3, 2003, made by Inland Real Estate Corporation in favor of Fleet National Bank, as administrative agent (11)

10.8

Lock-Up Agreement, dated as of August 4, 2004, by and between Inland Real Estate Corporation, The Inland Group, Inc., Inland Mortgage Investment Corporation, Inland Real Estate Investment Corporation, Partnership Ownership Corporation, Daniel L. Goodwin, G. Joseph Cosenza and Robert D. Parks (12)

10.9	Property Acquisition Agreement, dated as of November 1, 2004, by and between Inland Real Estate Acquisitions, Inc. and Inland Real Estate Corporation (13)

10.10	Employment Agreement between the Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2004 (*)

10.11	Employment Agreement between the Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2004 (*)

10.12	Employment Agreement between the Inland Real Estate Corporation and Kristi A. Rankin, effective as of January 1, 2004 (*)

10.13	Employment Agreement between the Inland Real Estate Corporation and Brett A. Brown, effective as of May 17, 2004 (*)

14.1	Code of Ethics (14)

21.1	Subsidiaries of the Registrant (*)

23.1	Consent of KPMG LLP, dated March 14, 2005 (*)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(1)              Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2000, as filed by the Registrant with the Securities and Exchange Commission on July 14, 2000 (file number 000-28382).

(2)              Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 1, 2004 (file number 001-32185).

(3)              Incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

(4)              Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

(5)              Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed by the Registrant with the Securities and Exchange Commission on August 14, 2002 (file number 000-28382)

(6)              Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed by the Registrant with the Securities and Exchange Commission on August 7, 2003 (file number 000-28382)

(7)              Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on July 18, 1996 (file number 333-06459)

(8)              Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 1, 2000, as filed by the Registrant with the Securities and Exchange Commission on July 14, 2000 (file number 000-28382)

(9)              Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated October 8, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 25, 2004 (file number 001-32185)

(10)        Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A dated October 8, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 22, 2004 (file number 001-32185)

(11)        Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed by the Registrant with the Securities and Exchange Commission on August 5, 2004 (file number 001-32185)

(12)        Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed by the Registrant with the Securities and Exchange Commission on August 5, 2004 (file number 001-32185)

(13)        Incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed by the Registrant with the Securities and Exchange Commission on November 9, 2004 (file number 001-32185)

(14)        Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2004 (file number 000-28382)

(*)             Filed as part of this Annual Report on Form 10-K.