Form 10-Q
period 2005-03-31
INLAND REAL ESTATE CORP
filed 2005-05-09
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of May 6, 2005, there were 67,228,399 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Statements

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
(In thousands except per share data)

Assets

	March 31, 2005 (unaudited)	December 31, 2004

Investment properties:
Land	$331,075	318,361
Construction in progress	1,336	1,326
Building and improvements	906,705	862,647

	1,239,116	1,182,334
Less accumulated depreciation	167,116	156,854

Net investment properties	1,072,000	1,025,480

Cash and cash equivalents	41,133	35,508
Investment in securities (net of an unrealized loss of $126 at March 31, 2005 and an unrealized gain of $114 at December 31, 2004)	7,233	5,978
Assets held for sale (net of accumulated depreciation of $4,624 and $6,402 at March 31, 2005 and December 31, 2004, respectively)	20,934	28,400
Restricted cash	5,032	4,226
Accounts and rents receivable (net of provision for doubtful accounts of $2,581 and $2,710 at March 31, 2005 and December 31, 2004, respectively)	33,666	29,646
Investment in and advances to joint venture	39,724	42,789
Deposits and other assets	4,103	4,433
Acquired above market lease intangibles (net of accumulated amortization of $1,874 and $1,648 at March 31, 2005 and December 31, 2004, respectively)	5,781	5,966
Acquired in-place lease intangibles (net of accumulated amortization of $2,791 and $2,218 at March 31, 2005 and December 31, 2004, respectively)	25,568	18,404
Leasing fees (net of accumulated amortization of $1,326 and $1,189 at March 31, 2005 and December 31, 2004, respectively)	2,524	2,467
Loan fees (net of accumulated amortization of $5,084 and $4,780 at March 31, 2005 and December 31, 2004, respectively)	4,438	3,795

Total assets	$1,262,136	1,207,092

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets (continued)
March 31, 2005 and December 31, 2004
(In thousands except per share data)

Liabilities and Stockholders' Equity

	March 31, 2005 (unaudited)	December 31, 2004
Liabilities:
Accounts payable and accrued expenses	$3,306	4,341
Acquired below market lease intangibles (net of accumulated amortization of $3,180 and $2,733 at March 31, 2005 and December 31, 2004, respectively)	9,500	7,456
Accrued interest	2,449	2,282
Accrued real estate taxes	24,521	22,520
Dividends payable	5,261	5,537
Security and other deposits	2,377	2,318
Mortgages payable	634,001	596,125
Line of credit	100,000	85,000
Prepaid rents and unearned income	3,764	4,073
Liabilities associated with assets held for sale, including mortgages payable	4,173	4,035
Other liabilities	806	971

Total liabilities	790,158	734,658

Minority interest	19,731	19,942

Stockholders' Equity:
Preferred stock, $.01 par value, 6,000 Shares authorized; none issued and outstanding at March 31, 2005 and December 31, 2004	-	-
Common stock, $.01 par value, 100,000 Shares authorized; 67,184 and 67,025 Shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	672	670
Additional paid-in capital (net of offering costs of $58,816)	645,877	644,278
Deferred stock compensation	(538)	(580)
Accumulated distributions in excess of net income	(193,638)	(191,990)
Accumulated other comprehensive income	(126)	114

Total stockholders' equity	452,247	452,492

Commitments and contingencies

Total liabilities and stockholders' equity	$1,262,136	1,207,092

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three months ended March 31, 2005 and 2004 (unaudited)
(In thousands except per share data)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Revenues:
Rental income	$31,603	33,149
Tenant recoveries	13,302	14,344
Lease termination income	54	-
Other property income	169	155

Total revenues	45,128	47,648

Expenses:
Property operating expenses	7,930	6,917
Real estate tax expense	7,818	8,125
Bad debt expense	326	1,053
Depreciation and amortization	9,439	9,301
Stock exchange listing expenses	62	-
General and administrative expenses	2,011	1,713

Total expenses	27,586	27,109

Operating income	17,542	20,539

Other income	660	673
Interest expense	(10,183)	(10,588)
Minority interest	(254)	(216)
Equity in earnings of unconsolidated joint ventures	991	-

Income from continuing operations	8,756	10,408

Discontinued operations:
Income from discontinued operations (including lease termination fee of $6,100 for the three moths ended March 31, 2005 and gain on sale of investment property of $873 for the three months ended March 31, 2004)	5,349	1,477

Net income available to common stockholders	14,105	11,885

Other comprehensive income:
Unrealized gain (loss) on investment securities	(240)	37

Comprehensive income	$13,865	11,922

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three months ended March 31, 2005 and 2004 (unaudited)
(In thousands except per share data)

	Three months ended March 31, 2005	Three months ended March 31, 2004

Basic and diluted earnings available to common shares per weighted average common share:

Income from continuing operations	$0.13	0.16
Discontinued operations	0.08	0.02

Net income available to common stockholders per weighted average common share – basic and diluted	$0.21	0.18

Weighted average number of common shares outstanding – basic	67,065	65,850

Weighted average number of common shares outstanding – diluted	67,114	65,853

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statement of Stockholders' Equity
For the three months ended March 31, 2005
(Dollars in thousands, except per share data)
(unaudited)

Three months ended March 31, 2005
Number of shares
Balance at beginning of period	$67,025
Shares issued from DRP	153
Stock compensation	-
Exercise of stock options	8
Repurchase of fractional shares	(2)

Balance at end of period	67,184

Common Stock
Balance at beginning of period	670
Proceeds from DRP	2
Stock compensation	-
Exercise of stock options	-
Repurchase of fractional shares	-

Balance at end of period	672

Additional Paid-in capital
Balance at beginning of period	644,278
Proceeds from DRP	1,540
Stock compensation	-
Exercise of stock options	78
Repurchase of fractional shares	(19)

Balance at end of period	645,877

Deferred stock compensation
Balance at beginning of period	(580)
Stock compensation	-
Amortization of stock compensation	42

Balance at end of period	(538)

Accumulated distributions in excess of net income
Balance at beginning of period	(191,990)
Net income available to common stockholders	14,105
Distributions declared ($0.23, in the aggregate for the three months ended March 31, 2005 per basic and diluted weighted average common share outstanding	(15,753)

Balance at end of period	(193,638)

Accumulated other comprehensive income
Balance at beginning of period	114
Other comprehensive loss	(240)

Balance at end of period	(126)

Total stockholders' equity	$452,247

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2005 and 2004 (unaudited)
(In thousands)

	Three months ended March 31, 2005	Three months ended March 31, 2004

Cash flows from operating activities:
Net income	$14,105	11,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,439	9,475
Non-cash charges associated with discontinued operations	4	27
Amortization of deferred stock compensation	42	12
Amortization on acquired above market lease intangibles	256	201
Amortization on acquired below market lease intangibles	(447)	(352)
Gain on sale of investment properties	-	(873)
Minority interest	254	216
Equity in earnings from unconsolidated ventures	(991)	-
Rental income under master lease agreements	40	178
Straight line rental income	740	(667)
Provision for doubtful accounts	(127)	727
Interest on unamortized loan fees	464	479
Changes in assets and liabilities:
Restricted cash	(219)	295
Accounts and rents receivable	(3,606)	(4,227)
Deposits and other assets	337	(669)
Accounts payable and accrued expenses	248	171
Accrued interest payable	169	111
Accrued real estate taxes	2,176	(61)
Security and other deposits	57	8
Other liabilities	(3)	-
Prepaid rents and unearned income	(326)	339

Net cash provided by operating activities	$22,612	17,275

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2005 and 2004 (unaudited)
(In thousands)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Cash flows from investing activities:
Restricted cash	$(587)	3,944
Escrows held for others	(162)	(175)
Deposits and other assets	-	(6,929)
Purchase of investment securities	(1,832)	(2,305)
Sale of investment securities	337	1,982
Additions to investment properties, net of amounts payable	(2,927)	(1,957)
Purchase of investment properties	(22,120)	(20,763)
Acquired above market lease intangibles	(71)	(17)
Acquired in place lease intangibles	(7,762)	(2,345)
Acquired below market lease intangibles	2,491	-
Joint venture distributions	4,056	-
Proceeds from sale of investment property, net	-	2,972
Construction in progress	(10)	-
Leasing fees	(215)	(190)

Net cash used in investing activities	(28,802)	(25,783)

Cash flows from financing activities:
Proceeds from the DRP	1,542	5,744
Proceeds from exercise of options	78	-
Repurchase of shares	(19)	(1,499)
Loan proceeds	50,115	-
Proceeds from unsecured line of credit	15,000	-
Loan fees	(1,146)	(98)
Dividends paid	(16,495)	(15,854)
Payoff of debt	(37,115)	(1,245)
Principal payments of debt	(145)	(97)

Net cash provided by (used in) financing activities	11,815	(13,049)

Net increase (decrease) in cash and cash equivalents	5,625	(21,557)

Cash and cash equivalents at beginning of period	35,508	58,388

Cash and cash equivalents at end of period	$41,133	36,831

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2005 and 2004 (unaudited)
(In thousands)

	Three months ended March 31, 2005	Three months ended March 31, 2004

Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties	$(47,141)
Assumption of mortgage debt	25,021

	$(22,120)	-

Dividends payable	$5,261	5,418

Cash paid for interest	$9,588	10,270

Impact of adoption of FIN 46 (consolidation of joint venture):

Assets:
Land, building and improvements and construction in progress (net of accumulated depreciation of $343)	-	9,539
Other assets	-	282

Total assets	$-	9,821

Total liabilities	$-	1,428

Investment in and advances to joint venture at January 1, 2004	$-	8,392

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the "Company") for the fiscal year ended December 31, 2004, which are included in the Company's 2004 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

(1)     Organization and Basis of Accounting

Inland Real Estate Corporation was formed on May 12, 1994.  The Company is an owner/operator of Neighborhood Retail Centers (gross leasable areas ranging from 5,000 to 150,000 square feet) and Community Centers (gross leasable areas ranging from 150,000 to 300,000 square feet) located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois.  The Company owns, and acquires, single-user retail properties located throughout the United States.  The Company is also permitted to construct or develop properties, or render services in connection with such development or construction, subject to the Company's compliance with the rules governing real estate investment trusts under the Internal Revenue Code of 1986, as amended (the "Code").

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

The Company has elected to be taxed, for federal income tax purposes, as a REIT.  This election has important consequences because it requires the Company to satisfy certain tests regarding the nature of the revenues it can generate and the distributions that it pays to stockholders.  To ensure that the Company qualifies to be taxed as a REIT, the Company determines, on a quarterly basis, that the gross income, asset and distribution tests imposed by the Code are met.  On an ongoing basis, as due diligence is performed by the Company on potential real estate purchases or temporary investment of uninvested capital, the Company determines that the income from the new assets will qualify for REIT purposes.

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

Certain reclassifications were made to the 2004 financial statements to conform to the 2005 presentation.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

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

The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  The Company maintains its cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions' non-performance.

Depreciation expense is computed using the straight-line method.  Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements.  The Company treats tenant allowances as tenant improvements.  Tenant improvements are depreciated over the life of the related lease.

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

Amortization pertaining to the above market lease intangibles of $256 and $201 was recorded as a reduction to rental income for the three months ended March 31, 2005 and 2004, respectively.  Amortization pertaining to the below market lease intangibles of $447 and $352 was recorded as an increase to rental income for the three months ended March 31, 2005 and 2004, respectively.  The Company incurred amortization expense pertaining to acquired lease intangibles of $598 and $319 for the three months ended March 31, 2005 and 2004, respectively.  The table below presents the amounts to be recorded for the amortization of intangibles over the next five years:

2005	$1,929
2006	2,175
2007	2,228
2008	2,407
2009	2,524

Total	$11,263

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the three months ended March 31, 2005 and 2004.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loan.

Offering costs are offset against the Stockholders' equity accounts.  Offering costs consist principally of printing, selling and registration costs.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of March 31, 2005 and December 31, 2004, the Company held letters of credit for tenant security deposits totaling approximately $429 and $449, respectively.

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

As of March 31, 2005 and 2004, the Company had no material derivative instruments.  The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument.   The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose the Company to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instruments.  If a derivative terminates or is sold, the gain or loss is recognized.  The Company will generally enter into derivative transactions that satisfy the aforementioned criteria only.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

Recent Accounting Principles

In December 2004, the Financial Accounting Standards Board issued Statement no. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29.  SFAS 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005.  SFAS 153 will no longer allow nonmonetary exchanges to be recorded at book value with no gain being recognized.  Nonmonetary exchanges will be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial substance criterion and fair value is determinable.  To prevent gain recognition on exchanges of real estate when the risks and rewards of ownership are not fully transferred, SFAS 153 precludes a gain from being recognized if the entity has significant continuing involvement with the real estate given up in the exchange.  Adoption is not expected to have a material effect on the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation".  SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows".  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The new standard will be effective for the Company in the first interim or annual reporting period beginning after June 15, 2005.  Adoption is not expected to have a material effect on the Company.

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

Investment in securities at March 31, 2005 and 2004 are classified as available-for-sale securities.  Available-for-sale securities are recorded at fair value.  For the three months ended March 31, 2005 and 2004, unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Dividend income is recognized when received.

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

Sales of investment securities available-for-sale during the three months ended March 31, 2005 and 2004 resulted in gains on sale of $5 and $290, respectively.  These gains are included in other income in the accompanying Consolidated Statements of Operations.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005 were as follows:

Less than 12 months	12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT stock	$2,183	(54)	670	(27)	2,853	(81)

Non-REIT stock	$1,244	(89)	-	-	1,244	(89)

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

Through December 31, 2003, the Company had accounted for its investment in this joint venture under the equity method of accounting because the Company was not the managing member and did not have the ability to control the joint venture.  The Company adopted FASB Interpretation No. 46R ("FIN 46R") on January 1, 2004.  In accordance with FIN 46R, the Company has evaluated this joint venture and determined that it is the principal beneficiary in this variable interest entity.  As a result, the accounts of the joint venture have been consolidated with the Company's financial statements for financial reporting purposes.  In conjunction with this consolidation, the Company consolidated approximately $10,000 in assets held by the joint venture.

In addition, the Company has committed to lend the LLC up to $17,800.  Draws on the loan bear interest at a rate of 9% per annum, with interest only paid monthly on average outstanding balances.  The loan is secured by the property and matures on January 31, 2006.  As of March 31, 2005, the principal balance of this mortgage receivable was $9,704.  Tri-Land Properties, Inc. has guaranteed $2,500 of this mortgage receivable.  During the consolidation process, this amount and the mortgage payable in the joint venture partner's accounts were eliminated.

Effective September 23, 2004, the Company formed a strategic joint venture with an affiliate of Crow Holdings Managers, LLC.  Through a partial sale of the 97,535 square foot Hastings Marketplace, each entity has acquired a 50% ownership interest in the venture, which owns the property, which is located in Hastings, Minnesota.  Hastings Marketplace is anchored by a Cub Foods grocery store and was acquired for $13,200.  The Company is the managing member of the venture and earns fees for providing property management and leasing services to the venture.

In connection with the partial sale of Hastings Marketplace to the venture, the Company recognized a gain of approximately $76.  The gain and operations were not recorded as discontinued operations because of the Company's continuing ownership interest in this shopping center.  The Company accounts for its interest in the venture using the equity method of accounting.  Since the Company shares equally in the profits and losses of the joint venture, the Company has determined that it is not the primary beneficiary of the entity and therefore, the operations of the joint venture are not consolidated with the Company's operations, but are reflected as equity in earnings of unconsolidated joint ventures on the accompanying Consolidated Statements of Operations

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

Effective October 8, 2004, the Company formed a strategic joint venture with the New York State Teachers' Retirement System ("NYSTRS").  The joint venture has been formed to acquire Neighborhood Retail Centers and Community Centers, with an estimated value of approximately $174,000, located in the Chicago and Minneapolis areas.  In addition, the joint venture anticipates acquiring up to an additional $400,000 of Neighborhood Retail Centers and Community Centers located in the targeted markets of Illinois, Wisconsin and Minnesota.  During 2004, the Company contributed six properties, with an approximate fair value of $140,000.  The Company expects to contribute an additional two retail centers with an approximate fair value of $34,000 within the next few months to complete its initial contribution of eight retail centers with an approximate net equity value of $100,000.  NYSTRS is required to contribute approximately $50,000 of equity capital by the time the Company contributes these two remaining properties to the venture.  As of March 31, 2005, NYSTRS had contributed approximately $38,000.  In addition, NYSTRS has committed to contribute, subject to satisfying certain conditions, such as lender consents, an additional $100,000 for future acquisitions, for a total contribution of approximately $150,000.  The Company has also agreed to invest, subject to satisfying certain conditions, such as lender consents, an additional $50,000 in the joint venture.  The joint venture will acquire additional assets using leverage consistent with its existing business plan, of 50% of the original purchase price, or current market value if higher, during the next two years to achieve its investment objectives.  The Company is the managing member of the venture and earns fees for providing property management and leasing services to the venture.  The profits and losses of the joint venture are shared equally between the Company and NYSTRS, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.

The operations of the properties contributed by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  The Company accounts for its interest in the venture using the equity method of accounting.  Since the Company shares equally in the profits and losses of the joint venture, the Company has determined that it is not the primary beneficiary of the entity and therefore, the operations of the joint venture are not consolidated with the Company's operations, but are reflected as equity in earnings of unconsolidated joint ventures on the accompanying Consolidated Statements of Operations  The difference between the Company's investment in the joint venture and the amount of the underlying equity in net assets of the joint venture is due to basis differences resulting from the contribution of property assets at book value versus fair value of the properties.  Such differences are amortized over the depreciable lives of the joint venture's property assets.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

Summarized financial information for the unconsolidated investments is as follows:

	March 31, 2005	December 31, 2004

Balance Sheet:

Assets:
Cash	$39,935	38,991
Investment in real estate, net	131,611	132,391
Acquired lease intangibles, net	23,042	23,748
Accounts and rents receivable	2,178	2,096
Restricted cash	711	575
Leasing commissions, net	184	-
Loan fees, net	188	96
Other assets	193	117

Total assets	$198,042	198,014

Liabilities:
Accounts payable and accrued expenses	$834	478
Security deposits	218	283
Mortgage payable	78,747	69,484
Acquired lease intangibles, net	2,599	2,846
Other liabilities	4,112	4,810

Total liabilities	86,510	77,901

Equity:
Inland	75,210	79,380
Crow	1,738	1,758
NYSTRS	34,584	38,975

Total equity	111,532	120,113

Total liabilities and equity	$198,042	198,014

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Revenues:
Rental income	$3,591	-
Tenant recoveries	1,729	-

Total revenues	5,320	-

Expenses:
Property operating expenses	1,005	-
Real estate tax expense	1,157	-
Bad debt expense	19	-
Depreciation and amortization	1,414	-

Total expenses	3,595	-

Operating income	1,725	-

Other income	258	-
Interest expense	(990)	-

Income from continuing operations	$993	-

Inland's pro rata share (a)	$613	-

(a)            The profits and losses of the joint ventures are calculated according to the operating agreements between the Company and the joint venture partners.

(4)     Transactions with Related Parties

During the three months ended March 31, 2005 and 2004, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations, property tax reduction services and mail processing from affiliates of The Inland Group, Inc., which owns, directly or indirectly, approximately 9.6% of the Company's outstanding common stock.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of the service provider's overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $50 per hour.  The Company continues to purchase these services from The Inland Group, Inc. and its affiliates and for the three months ended March 31, 2005 and 2004, these expenses, totaling $201 and $214, respectively, are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the three months ended March 31, 2005 and 2004 were $62, for each period, and are also included in general and administrative expenses.  For accounting purposes, the Company is not treated as directly affiliated with The Inland Group, Inc. or its affiliates.  Expenses paid to affiliates of The Inland Group, Inc. are included in general and administrative expenses and property operating expenses on the Consolidated Statements of Operations.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)

(In thousands, except per share data and square footage amounts)

An affiliate of The Inland Group, Inc. was the mortgagee on the Walgreens property, located in Decatur, Illinois.  The loan secured by this mortgage matured on May 31, 2004 and the principal of approximately $624 was repaid.  For the three months ended March 31, 2004, the Company paid principal and interest payments totaling $17.

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. to acquire and develop the Century Consumer Mall in Merrillville, Indiana.  Richard Dube, the brother-in-law of Mr. Daniel Goodwin, one of the Company's directors, is the president and a principal owner of Tri-Land.  Reference is made to Note 3 for more information on the Company's joint venture with Tri-Land.

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage the Company's investment in securities.  The Company pays a fee equal to 0.75% per annum on the net asset value under management.  The Company paid approximately $16 and $24 for these services during the three months ended March 31, 2005 and 2004, respectively.

(5)     Investment Properties

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of March 31, 2005, the Company had the following two investment properties subject to master lease agreements:

  University Crossing, located in Mishawaka, Indiana

  Deer Trace II, located in Kohler, Wisconsin

The cumulative amount of such payments, related to all master leases since inception, was $7,849 and $7,809 as of March 31, 2005 and December 31, 2004, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)

(In thousands, except per share data and square footage amounts)

(6)     Discontinued Operations

During the three months ended March 31, 2005 and the year ended December 31, 2004, the Company sold a total of four investment properties.  For federal and state income tax purposes, certain of the Company's sales qualified as part of tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs and indebtedness repaid)	Gain on Sale	Tax Deferred Exchange

Zany Brainy	January 20, 2004	1,245	1,600	873	Yes
Prospect Heights	April 23, 2004	1,095	1,200	166	Yes
Fairview Heights	August 5, 2004	8,570	5,600	2,639	Yes
Prairie Square	September 23, 2004	1,550	1,800	787	Yes

From time to time, the Company decides to dispose of certain assets or receives unsolicited offers to purchase its investment properties, at prices in excess of book value.  Upon receipt of a valid offer, which the Company anticipates to accept, or the signing of a listing agreement, the Company classifies the asset as held for sale and suspends depreciation.  As of March 31, 2005, the following investment properties were held for sale and depreciation was suspended as of the date noted:

  June 1, 2003 – Dominick's, located in Highland Park, Illinois;
  November 1, 2003 – Walgreens, located in Woodstock, Illinois;
  April 19, 2004 – Wauconda Shopping Center, located in Wauconda, Illinois;

  April 19, 2004 – Sequoia Shopping Center, located in Milwaukee, Wisconsin;

  May 17, 2004 – Calumet Square, located in Calumet, Illinois;

  May 17, 2004 – Crestwood Plaza, located in Crestwood, Illinois; and

  December 7, 2004 – Walgreens, located in Decatur, Illinois.

The Company is currently under contract to sell Dominick's, Highland Park and Walgreens, Woodstock.  The Company expects to dispose of these investment properties via sale or otherwise by the end of 2005.

Listing agreements were signed for Wauconda Shopping Center, Sequoia Shopping Center, Calumet Square, Crestwood Plaza and Walgreens, located in Decatur, Illinois.  These properties will generally continue to be marketed until they are sold.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)

(In thousands, except per share data and square footage amounts)

From time to time, the Company may decide not to sell certain properties that were previously held for sale.  If this occurs, the Company records the property at the lower of the carrying amount before the property was classified as held for sale (adjusted for depreciation expense) or the fair value at the decision date not to sell.  As of December 31, 2004, the Company had classified Dominick's located in Glendale Heights, Illinois as held for sale.  During the three months ended March 31, 2005, the Company decided not to sell the property and recorded an adjustment for depreciation expense of $21.

Results of operations for the investment properties sold, or held for sale, during the three months ended March 31, 2005 and 2004, are presented in the table below:

	Three months ended March 31, 2005 (unaudited)	Three months ended March 31, 2004 (unaudited)

Income:
Rental income (a)	$(411)	1,127
Tenant recoveries	109	329
Other property income	6,112	(2)

Total revenues	5,810	1,454

Expenses:
Property operating expense	97	186
Real estate tax expense	322	192
Interest expense	38	271
Depreciation and amortization	4	201

Total expenses	461	850

Income from operations	5,349	604

Gain on sale of investment property	-	873

Income from discontinued operations	$5,349	1,477

(a)

On February 18, 2005, the Company received $6,100 from Dominick's Finer Food to terminate its lease at the Highland Park location.  This fee is included in other property income in the table above.  Included in rental income for the three months ended March 31, 2005 is a reduction in straight-line rental income of $900 to write off the outstanding rent receivable for this tenant.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)

(In thousands, except per share data and square footage amounts)

The following assets and liabilities relating to investment properties sold, or held for sale, as of March 31, 2005 and December 31, 2004.

	March 31, 2005 (unaudited)	December 31, 2004

Assets
Accounts and rents receivable, net of provision for doubtful accounts	$416	1,442
Land	6,098	7,364
Building	18,975	25,922
Accumulated depreciation	(4,624)	(6,402)
Loan fees, net of accumulated amortization	4	4
Other assets	13	21
Leasing fees, net of accumulated amortization	52	49

Total assets held for sale	$20,934	28,400

Liabilities
Accounts payable and accrued expenses	$74	95
Accrued interest	17	15
Accrued real estate taxes	582	407
Prepaid rents and unearned income	43	60
Mortgage payable	3,442	3,442
Security deposits	15	16

Total liabilities associated with assets held for sale	$4,173	4,035

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)

(In thousands, except per share data and square footage amounts)

(7)     Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

2005	$124,258
2006	116,091
2007	105,141
2008	92,584
2009	78,600
Thereafter	434,173

Total	$950,847

Remaining lease terms range from one to fifty-six years.  Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property.  Such amounts are not included in the future minimum lease payments above, but are included in tenant recoveries on the accompanying Consolidated Statements of Operations.

Certain tenant leases contain provisions providing for "stepped" rent increases.  GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include a decrease of $740 and an increase of $667 for the three months ended March 31, 2005 and 2004, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $17,968 and $18,708 in related accounts and rents receivable as of March 31, 2005 and December 31, 2004, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)

(In thousands, except per share data and square footage amounts)

(8)     Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at March 31, 2005 and December 31, 2004:

Mortgagee	Interest Rate at March 31, 2005	Interest Rate at December 31, 2004	Maturity Date	Current Monthly Payment	Balance at March 31, 2005	Balance at December 31, 2004

Allstate	-	7.15%	-	-	-	3,050
Allstate	-	6.65%	-	-	-	9,600
Allstate (a)	6.82%	6.82%	08/2005	60	10,600	10,600
Allstate (a)	7.40%	7.40%	09/2005	221	35,787	35,787
Allstate	7.38%	7.38%	02/2006	98	15,940	15,940
Allstate	5.87%	5.87%	09/2009	29	6,000	6,000
Allstate	4.65%	4.65%	01/2010	87	22,500	22,500
Allstate (b)	9.25%	9.25%	12/2009	30	3,897	3,904
Allstate	4.70%	4.70%	10/2010	48	12,380	12,380
Archon Financial	4.35%	4.35%	12/2007	24	6,589	6,589
Archon Financial	4.88%	4.88%	01/2011	125	30,720	30,720
Bear, Stearns Funding, Inc.	6.03%	6.03%	07/2007	68	13,600	13,600
Bear, Stearns Funding, Inc.	6.60%	6.60%	03/2009	44	8,000	8,000
Bear, Stearns Funding, Inc.	4.11%	4.11%	07/2011	133	38,730	38,730
Bear, Stearns Funding, Inc.	5.14%	-	04/2010	-	11,125	-
Bear, Stearns Funding, Inc.	5.17%	-	04/2010	-	23,690	-
Bear, Stearns Funding, Inc.	5.01%	-	04/2010	-	15,300	-
Berkshire Mortgage (b)	7.79%	7.79%	10/2007	91	13,624	13,675
Column Financial, Inc (c)	7.00%	7.00%	11/2008	151	25,000	25,000
John Hancock Life Insurance (b)	7.65%	7.65%	01/2018	89	12,241	12,273
Key Bank	5.00%	5.00%	10/2010	31	7,500	7,500
LaSalle Bank N.A.	-	3.78%	-	-	-	3,345
LaSalle Bank N.A.	3.78%	3.78%	10/2006	55	10,654	10,654
LaSalle Bank N.A. (a)	6.00%	3.78%	04/2005	49	9,450	9,450
LaSalle Bank N.A.	-	7.26%	-	-	-	3,470
LaSalle Bank N.A.	-	7.36%	-	-	-	9,650
LaSalle Bank N.A.	3.59%	3.59%	03/2010	7	2,400	2,400
LaSalle Bank N.A. (a) (d)	4.09%	3.68%	04/2005	9	2,468	2,468
LaSalle Bank N.A. (a) (d)	4.09%	3.68%	06/2005	19	5,599	5,599
LaSalle Bank N.A. (a) (d)	3.99%	3.58%	11/2005	12	3,650	3,650
LaSalle Bank N.A. (a)	6.81%	6.81%	12/2005	45	7,833	7,833
LaSalle Bank N.A.	4.86%	4.86%	12/2006	75	18,216	18,216
LaSalle Bank N.A. (d)	4.49%	4.08%	12/2006	91	23,825	31,825
LaSalle Bank N.A. (d) (e)	4.49%	4.08%	12/2007	57	14,898	14,898
LaSalle Bank N.A. (a)	6.00%	3.78%	04/2005	21	4,100	4,100
LaSalle Bank N.A.	4.88%	4.88%	11/2011	121	29,650	29,650
LaSalle Bank N.A. (d) (f)	2.65%	2.38%	12/2014	11	6,200	6,200
Lehman Brothers Holding, Inc. (g)	6.36%	6.36%	10/2008	289	54,600	54,600
Metlife Insurance Company	4.71%	4.71%	10/2010	79	20,100	20,100
Midland Loan Serv. (b)	7.86%	7.86%	01/2008	31	4,787	4,806
Nomura Credit & Capital	5.02%	5.02%	08/2011	37	8,800	8,800
Principal Life Insurance	5.96%	5.96%	12/2008	55	11,000	11,000
Principal Life Insurance	5.25%	5.25%	10/2009	32	7,400	7,400
Principal Life Insurance	8.27%	8.27%	09/2010	40	5,850	5,850
Principal Life Insurance	5.57%	5.57%	10/2012	47	10,200	10,200
Principal Life Insurance	3.99%	3.99%	06/2010	109	32,930	30,260
Principal Life Insurance	-	3.99%	07/2011	-	-	2,670
Wachovia Securities (b)	5.58%	-	04/2013	68	14,204	-
Wachovia Securities (b)	5.66%	-	04/2013	14	2,777	-
Wachovia Securities (b)	5.93%	-	04/2013	41	8,004	-
Woodmen of the World	6.75%	6.75%	06/2008	26	4,625	4,625

Mortgages Payable					$637,443	599,567

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)

(In thousands, except per share data and square footage amounts)

(a)

Approximately $79,000 of the Company's mortgages payable mature during 2005.  The Company intends to replace these loans with new debt for terms of five years or longer at the market interest rate at the time the existing debt matures.

(b)	These loans require payments of principal and interest monthly; all other loans listed are interest only.

(c)

Approximately $570 of this loan is secured by Walgreens, located in Woodstock, Illinois.  At March 31, 2005 and December 31, 2004, the Company has classified this property as held for sale.  On April 1, 2005, the Company substituted an alternate property, Walgreens, located in Jennings, Missouri, as collateral for this loan.  This amount has not been included in liabilities associated with assets held for sale.

(d)	Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

(e)

In conjunction with the sale of Crestwood Plaza, Calumet Square and Sequoia Plaza, the Company has classified $3,442 of this amount as liabilities of assets held for sale on the accompanying Consolidated Balance Sheet, as of March 31, 2005.

(f)

As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994, issued by the Village of Skokie, Illinois.  The interest rate on these bonds floats and is reset weekly by a re-marketing agent.  The rate at March 31, 2005 was 2.65%.  The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding, paid annually.  In addition, the Company is required to pay a re-marketing fee of .125% per annum of the principal amount outstanding, paid quarterly, and a trustee fee of $500, also paid quarterly.

(g)

Approximately $1,334 of this loan is secured by Wauconda Shopping Center, located in Wauconda, Illinois.  At March 31, 2005, the Company has classified this property as held for sale.  Upon sale of this property, the Company will substitute an alternate property as collateral for this loan.  This amount has not been included in liabilities associated with assets held for sale.

As of March 31, 2005, the required future principal payments on the Company's mortgages payable over the next five years and thereafter are as follows:

2005	$79,891
2006 (a)	169,072
2007	50,201
2008	104,734
2009	25,476
Thereafter	308,069

Total	$737,443

(9)     Line of Credit

On June 28, 2002, the Company entered into a $100,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years.  The funds from this line of credit are used to purchase additional investment properties.  The Company is required to pay interest only on draws under the line at the rate equal to LIBOR plus 375 basis points.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2005, the Company was in compliance with such covenants.  In connection with obtaining this line of credit, the Company paid fees in an amount totaling approximately $1,500 (which includes a 1.5% commitment fee).

On May 2, 2003, the Company amended its line of credit agreement with KeyBank N.A.  This amendment reduces the interest rate charged on the outstanding balance by 1.25% and extends the maturity to May 2, 2006.  In addition, the aggregate commitment of the Company's line was increased by $50,000, to a total of $150,000.  In conjunction with this amendment, the Company paid approximately $750 in fees and costs.  The outstanding balance on the line of credit was $100,000 as of March 31, 2005 with an average interest rate of 5.35% per annum.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)

(In thousands, except per share data and square footage amounts)

(10)     Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of March 31, 2005 and December 31, 2004, respectively, options to purchase 25 and 32 shares of common stock at exercise prices ranging from $9.05 to $10.45 per share were outstanding, respectively.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

As of March 31, 2005, 37 shares of common stock issued pursuant to employment agreements were outstanding, of which 3 have vested.  Additionally, the Company issued 15 shares pursuant to employment incentives of which none have vested.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.

The basic weighted average number of common shares outstanding were 67,065 and 65,850 for the three months ended March 31, 2005 and 2004, respectively.  The diluted weighted average number of common shares outstanding were 67,114 and 65,853 for the three months ended March 31, 2005 and 2004, respectively.

(11)     Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers.

As of March 31, 2005, an aggregate of 37 shares of the Company's common stock had been issued pursuant in respect of agreements with certain of the Company's employees.  Of the total shares issued, the Company issued 5 at a value of $11 per share.  During 2004, the Company issued 32 additional shares at a value of $12.93 per share, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  These 37 shares had an aggregate value of $471.  Additionally, the Company issued 15 shares pursuant to employment incentives for certain Company officers.  These shares were also issued at a value of $12.93 per share, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  Compensation costs of $42 and $12 were recorded in connection with the issuance of these shares for the three months ended March 31, 2005 and 2004, respectively.

The officers may also receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company beginning January 1, 2003.  No additional shares were issued during the three months ended March 31, 2005.

(12)     Segment Reporting

The Company owns and acquires Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois, as well as single-user properties located throughout the United States.  The Company currently owns investment properties located in the States of Florida, Illinois, Indiana, Michigan, Minnesota, Missouri, Ohio, Tennessee and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)

(In thousands, except per share data and square footage amounts)

The Company assesses and measures operating results on an individual property basis for each of its investment properties based on property net operating income.  Because all of the Company's investment properties exhibit highly similar economic characteristics, generally have tenants that offer products catering to the day-to-day living needs of individuals and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.

The property net operating income is summarized in the following table for the three months ended March 31, 2005 and 2004, along with reconciliation to income from continuing operations.  Net investment properties and other related segment assets, non-segment assets and total assets are also presented as of March 31, 2005 and 2004:

	March 31, 2005	March 31, 2004

Rental income	$31,603	33,149
Tenant recoveries	13,302	14,344
Total property operating expenses	(7,930)	(6,917)
Real estate tax expense	(7,818)	(8,125)

Property net operating income	29,157	32,451

Other income:
Lease termination income	54	-
Other property income	169	155
Other income	660	673

Other expenses:
Bad debt expense	(326)	(1,053)
Depreciation and amortization	(9,439)	(9,301)
Stock exchange listing expense	(62)	-
General and administrative expenses	(2,011)	(1,713)
Interest expense	(10,183)	(10,588)
Minority interest	(254)	(216)
Equity in earnings of unconsolidated joint ventures	991	-

Income from continuing operations	$8,756	10,408

Net investment properties, including properties held for sale	$1,164,576	1,218,436
Investment in and advances to joint venture	39,724	-
Non-segment assets	57,836	62,545

Total assets	$1,262,136	1,280,981

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2005 (unaudited)

(In thousands, except per share data and square footage amounts)

(14) Subsequent Events

On April 1, 2005, the Company contributed Thatcher Woods Shopping Center to the joint venture with the New York State Teachers' Retirement System at a contribution value of $22,000.

On April 18, 2005, the Company paid an aggregate cash dividend of $5,261 to stockholders of record at the close of business on March 31, 2005.

On April 19, 2005, the Company announced that it had declared a cash dividend of $0.08 per share on the outstanding shares of its common stock.  This dividend will be paid on May 17, 2005 to stockholders of record at the close of business on May 2, 2005.

On April 22, 2005, the Company sold, through a qualified tax deferred agent, one of its investment properties, Sequoia Shopping Center, located in Milwaukee, Wisconsin, to a third party for $2,950.  In conjunction with this sale, the agent repaid indebtedness of $1,505 secured by the property.

On April 22, 2005, the Company amended its line of credit agreement with KeyBank N.A.  This amendment reduces the interest rate charged on the outstanding balance by 1.05% and extends the maturity to April 22, 2008.  In addition, the aggregate commitment of the Company's line was increased by $250,000, to a total of $400,000.  In conjunction with this amendment, the Company paid approximately $541 in fees and costs.

On April 27, 2005, the Company sold a vacant piece of land at Edinburgh Festival, located in Brooklyn Park, Minnesota, for $330.

On April 28, 2005, the Company purchased a property from an unaffiliated third party for approximately $76,874.  The purchase price was funded using cash and cash equivalents.  The property is located in Orland Park, Illinois and contains 599,225 square feet of leasable space.  This shopping center is primarily leased to national tenants.

On April 29, 2005, the Company purchased a property from an unaffiliated third party for $9,700.  The purchase price was partially funded using proceeds previously deposited with a qualified tax deferred agent in conjunction with the sale of Sequoia Shopping Center on April 22, 2005.  The remaining amount was funded using cash and cash equivalents.  The property is located in Sheboygan, Wisconsin and contains 74,200 square feet of leasable space.  Its major tenant is Piggly Wiggly.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intent," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  Examples of factors which could affect our performance are set forth in our annual report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 14, 2005 under the heading "Investment Considerations."

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

We have elected to be taxed, for federal income tax purposes, as a real estate investment trust ("REIT").  This election has important consequences, as it requires us to satisfy certain tests regarding the nature of the revenues we can generate and the distributions that we pay to our stockholders.  To ensure that we continue to qualify to be taxed as a REIT, we determine, on a quarterly basis, that the gross income, asset and distribution tests imposed by the Internal Revenue Code are satisfied.  On an ongoing basis, as due diligence is performed on potential real estate purchases or temporary investment of uninvested capital, we determine that the income from the new assets qualifies for REIT purposes.  To maintain our qualification as a REIT, we must distribute 90% of our "REIT taxable income" to our stockholders.  We generate capital from financings on unencumbered properties, draws on our line of credit and proceeds from our Dividend Reinvestment Plan.

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

Executive Summary

We are in the business of owning and operating Neighborhood Retail Centers (gross leasable areas ranging from 5,000 to 150,000 square feet) and Community Centers (gross leasable areas ranging from 150,000 to 300,000 square feet).  We are a self-administered REIT formed under Maryland law.  Our investment properties are located primarily within an approximate 400-mile radius of our headquarters in Oak Brook, Illinois.  Additionally, we own and acquire single-user retail properties located throughout the United States.  We are also permitted to construct or develop properties or render services in connection with such development or construction.  As of March 31, 2005, we owned an interest in 143 investment properties.

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

We consider Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for a REIT that provides a supplemental measure of a REIT's operating performance because along with cash flows from operating, investing and financing activities, it provides a measure of a REIT's ability to incur and service debt and make capital expenditures and acquisitions.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO in conjunction with our acquisition policy to determine investment capitalization strategy and we also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives received based on our performance.

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

  company-wide growth in income or FFO;

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

During the three months ended March 31, 2005, we acquired three investment properties totaling approximately 358,000 square feet for $52,648.  During the year ended December 31, 2004, we acquired six additional investment properties totaling approximately 567,000 square feet for $78,049.  Additionally, we sold four investment properties and contributed seven into joint ventures.  Total proceeds from these sales were $27,671, net of closing costs.  We did not receive any proceeds from contributing the properties to the joint venture.

Critical Accounting Policies

General.  On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release ("FRR") No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies."  A critical accounting policy is one that would materially affect our operating results or financial condition, and requires management to make estimates or judgments in certain circumstances.  We believe that our most critical accounting policies relate to how we value our investment properties and determine whether assets are held for sale, recognize rental income and lease termination income, our cost capitalization and depreciation policies and consolidation/equity accounting policies.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  The purpose of FRR 60 is to provide stockholders with an understanding of how management forms these policies.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America ("GAAP").  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and if necessary we conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of, and for the three months ended, March 31, 2005.

In determining the value of an investment property and whether the property is impaired, management considers several factors, such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age, physical condition and investor return requirements among others.  Market capitalization rates fluctuate based on factors such as interest rates.  An increase in capitalization rates might result in a market valuation lower than our original purchase price.  Additionally, we obtain an appraisal prepared by a third party at the time we purchase the investment property.  All of the aforementioned factors are considered by management in determining the value of any particular property.  The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Should the actual results differ from management's judgment, the valuation could be negatively or positively effected.

We allocate the purchase price of each acquired investment property between land, building and site improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in-place leases) and any financing assumed that is determined to be above or below market terms.  The allocation of the purchase price is an area that requires complex judgments and significant estimates.  The value allocated to land as opposed to building affects the amount of depreciation expense we record.  If more value is attributed to land, depreciation expense is lower than if more value is attributed to building.  We use the information contained in the third party appraisals as the primary basis for allocating the purchase price between land, building and site improvements.  We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.

The aggregate value of other intangibles is measured based on the difference between the purchase price and the property valued as if vacant.  We utilize information contained in independent appraisals and management's estimates to determine the respective as if vacant property values.  Factors considered by management in our analysis of determining the as if vacant property value include an estimate of carrying costs during the expected lease-up periods considering current market conditions, costs to execute similar leases and the risk adjusted cost of capital.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, up to 24 months.  Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the cost avoidance associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as an adjustment to amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of March 31, 2005, we had not allocated any amounts to customer relationships because we already have customer relationships with significant tenants at the properties we have acquired.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

We review all expenditures and capitalize any item exceeding $5 that is deemed to be an upgrade or a tenant improvement.  If we capitalize more expenditures, current depreciation expense would be higher; however, total current expenses would be lower.  Depreciation expense is computed using the straight-line method.  Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements.  We treat tenant allowances as tenant improvements.  Tenant improvements are depreciated over the life of the related lease.

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

From time to time, we may decide not to sell certain properties that were previously held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale (adjusted for depreciation expense) or the fair value at the decision date not to sell.  As of December 31, 2004, we had classified Dominick's, located in Glendale Heights, Illinois, as held for sale.  During the three months ended March 31, 2005, we decided not to sell the property and recorded an adjustment for depreciation expense of $21.

Recognition of Rental and Additional Rental Income.  Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as "straight-lining" rent, generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of "straight-lining," cash collected exceeded rental income by $740 for the three months ended March 31, 2005 and rental income exceeded the cash collected for such rent by $667 for the three months ended March 31, 2004.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase to both deferred rent receivable and rental income in the accompanying Consolidated Statements of Operations.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease to both deferred rent receivable and rental income in the accompanying Consolidated Statements of Operations.  In accordance with Staff Accounting Bulletin 101, we defer recognition of contingent rental income, such as percentage/excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectibility of outstanding receivables.  Allowances are taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consist of cash and short-term investments.  Cash and cash equivalents at March 31, 2005 and December 31, 2004 were $41,133 and $35,508, respectively.  We consider all demand deposits, money market accounts and investment in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  We believe that the risk is not significant, as we do not anticipate the financial institutions' non-performance.

Income generated from our investment properties is the primary source from which we generate cash.  The table below presents lease payments to be received in the future from properties that we owned as of March 31, 2005.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), our draws on the line of credit with KeyBank N.A. and proceeds from financings secured by our investment properties.  If necessary, such as for new acquisitions, we can generate cash flow by entering into financing arrangements or possible joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties and to repay draws on the line of credit.

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

2005	$124,258
2006	116,091
2007	105,141
2008	92,584
2009	78,600
Thereafter	434,173

Total	$950,847

As of March 31, 2005, we owned interests in 143 investment properties.  Of the 143 investment properties owned, 20 are currently unencumbered by any indebtedness.  We generally limit our indebtedness to approximately 50% of the original purchase price, or current market value if higher, of the investment properties in the aggregate.  These 20 unencumbered investment properties were purchased for an aggregate purchase price of approximately $94,900 and would therefore yield at least $47,400 in additional cash from financing, using this standard.  In the aggregate, all of our 143 investment properties are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $0.94 per share on an annual basis.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 and thereafter based on debt outstanding at March 31, 2005:

2005	$79,891
2006 (a)	169,072
2007	50,201
2008	104,734
2009	25,476
Thereafter	308,069

Total	$737,443

Included in the debt maturing during 2006 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2005, we were in compliance with such covenants.

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004:

	2005	2004

Net cash provided by operating activities	$22,612	17,275

Net cash used in investing activities	$(28,802)	(25,783)

Net cash provided by (used in) financing activities	$11,815	(13,049)

Statements of Cash Flows

Cash provided by operating activities during the three months ended March 31, 2005 increased $5,337, as compared to the three months ended March 31, 2004, mainly due to cash flows from operations generated by properties acquired in 2005 and 2004, subsequent to the dates of their acquisitions.  Additionally, we received $6,100 from Dominick's Finer Food to terminate its lease at the Highland Park location.  This fee is included in income from discontinued operations on our Consolidated Statements of Operations for the three months ended March 31, 2005.  Our cash from operations were reduced for the three months ended March 31, 2005 by the contribution of the properties to our joint ventures.  We received cash from operations for these properties during the three months ended March 31, 2004.

Net cash used in investing activities increased by $3,019 as we acquired three investment properties during the three months ended March 31, 2005 at a cost of $27,462, as compared to the acquisition of two investment properties during the three months ended March 31, 2004 at a cost of $23,125 and generating $2,972 of disposition proceeds during the three months ended March 31, 2004.  Additionally, we received $4,065 in distributions from our joint venture.

Net cash provided by financing activities was $11,815 during the three months ended March 31, 2005, as compared to net cash used in financing activities of $13,049 during the three months ended March 31, 2004, as we received more proceeds from our line of credit and loan proceeds, net of loan payoffs, during the three months ended March 31, 2005.

Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2005 and 2004.  At March 31, 2005, we owned 28 single-user retail properties, 90 Neighborhood Retail Centers and 25 Community Centers.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same three month periods during each year.  A total of 120 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.3 million square feet.  A total of 23 investment properties, those that have been acquired, during the three months ended March 31, 2005 and the year ended December 31, 2004 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 83% of the square footage of our portfolio at March 31, 2005.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.  In addition to "same store" income growth, we anticipate an increase in total net operating income from continued acquisition activity during 2005.

Net income available to common stockholders and net income available to common stockholders per weighted average common share for the three months ended March 31, 2005 and 2004 are summarized below:

	2005	2004

Net income available to common stockholders	$14,105	11,885

Net income available to common stockholders per weighted average common share, basic and diluted	$0.21	0.18

Weighted average number of common shares outstanding – basic	67,065	65,850

Weighted average number of common shares outstanding – diluted	67,114	65,853

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to interest, depreciation, amortization and bad debt expense for the three months ended March 31, 2005 and 2004 along with reconciliation to income from continuing operations, calculated in accordance with GAAP.

	Three months ended March 31, 2005	Three months ended March 31, 2004
Rental income and tenant recoveries:
"Same store" investment properties (120 properties, approximately 10.3 million square feet)	$42,584	42,306
"Other investment properties"	2,321	5,187

Total rental and additional rental income	$44,905	47,493

Property operating expenses:
"Same store" investment properties (excluding interest, depreciation, amortization and bad debt expense)	$14,823	13,387
"Other investment properties"	925	1,655

Total property operating expenses	$15,748	15,042

Net operating income (rental income and tenant recoveries less property operating expenses):
"Same store" investment properties	$27,761	28,919
"Other investment properties"	1,396	3,532

Total net operating income	$29,157	32,451

Other income:
Lease termination income	54	-
Other property income	169	155
Other income	660	673

Other expenses:
Bad debt expense	(326)	(1,053)
Depreciation and amortization	(9,439)	(9,301)
Stock exchange listing expenses	(62)	-
General and administrative expenses	(2,011)	(1,713)
Interest expense	(10,183)	(10,588)
Minority interest	(254)	(216)
Equity in earnings of unconsolidated joint ventures	991	-

Income from continuing operations	$8,756	10,408

On a "same store" basis, (comparing the results of operations of the investment properties owned during the three months ended March 31, 2005 with the results of the same investment properties during the three months ended March 31, 2004), property net operating income decreased by $1,158 with total rental income and tenant recoveries increasing by $278 and total property operating expenses increasing by $1,436.  Total rental income and tenant recoveries for the three months ended March 31, 2005 was $44,905, as compared to $47,493 for the three months ended March 31, 2004.  The primary reason for this decrease was the contribution of investment properties to the NYSTRS joint venture during 2004, which was partially offset by new acquisitions during the three months ended March 31, 2005.  The decrease in the same store net operating income is due primarily to adjustments to straight-line rents that caused straight-line rents to be higher than cash rents during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.  Additionally, real estate tax expense, property insurance expense and grounds maintenance expenses increased for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.

General and administrative expenses increased $298 for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.  This increase can be attributed to:

Professional fees increased $172.  This increase is due primarily to advisory and accounting fees paid in relation or our compliance with Sarbanes-Oxley, including internal audit functions.

Salaries and other related expenses increased approximately $136.  We have increased our staff to accommodate the growth related to our acquisitions during 2005 and 2004.  The direct costs incurred with additional employees include salaries, health insurance and miscellaneous payroll items.

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

Through December 31, 2003, we had accounted for our investment in this joint venture under the equity method of accounting because we were not the managing member and did not have the ability to control the joint venture.  We adopted FASB Interpretation No. 46R ("FIN 46R") on January 1, 2004.  In accordance with FIN 46R, we have evaluated this joint venture and determined that we are the principal beneficiary in this variable interest entity.  As a result, the accounts of the joint venture have been consolidated with our financial statements for financial reporting purposes.  In conjunction with this consolidation, we consolidated approximately $10,000 in assets held by the joint venture.

In addition, we have committed to lend the LLC up to $17,800.  Draws on the loan bear interest at a rate of 9% per annum, with interest only paid monthly on average outstanding balances.  The loan is secured by the property and matures on January 31, 2006.  As of March 31, 2005, the principal balance of this mortgage receivable was $9,704.  Tri-Land Properties, Inc. has guaranteed $2,500 of this mortgage receivable.  During the consolidation process, this amount and the mortgage payable in the joint venture partner's accounts were eliminated.

Effective September 23, 2004, we formed a strategic joint venture with an affiliate of Crow Holdings Managers, LLC.  Through a partial sale of the 97,535 square foot Hastings Marketplace, each entity has acquired a 50% ownership interest in the venture, which owns the property, which is located in Hastings, Minnesota.  Hastings Marketplace is anchored by a Cub Foods grocery store and was acquired for $13,200.  We are the managing member of the venture and earn fees for providing property management and leasing services to the venture.

In connection with the partial sale of Hastings Marketplace to the venture, we recognized a gain of approximately $76.  The gain and operations were not recorded as discontinued operations because of our continuing ownership interest in this shopping center.  We account for our interest in the venture using the equity method of accounting.  Since we share equally in the profits and losses of the joint venture, we have determined that we are not the primary beneficiary of the entity and therefore, the operations of the joint venture are not consolidated with our operations, but are reflected as equity in earnings on the accompanying Consolidated Statements of Operations

Effective October 8, 2004, we formed a strategic joint venture with the New York State Teachers' Retirement System ("NYSTRS").  The joint venture has been formed to acquire Neighborhood Retail Centers and Community Centers, with an estimated value of approximately $174,000, located in the Chicago and Minneapolis areas.  In addition, the joint venture anticipates acquiring up to an additional $400,000 of Neighborhood Retail Centers and Community Centers located in the targeted markets of Illinois, Wisconsin and Minnesota.  During 2004, we contributed six properties, with an approximate fair value of $140,000.  We expect to contribute an additional two retail centers with an approximate fair value of $34,000 within the next few months to complete our initial contribution of eight retail centers with an approximate net equity value of $100,000.  NYSTRS is required to contribute approximately $50,000 of equity capital by the time we contribute these two remaining properties to the venture.  As of March 31, 2005, NYSTRS had contributed approximately $38,000.  In addition, NYSTRS has committed to contribute, subject to satisfying certain conditions, such as lender consents, an additional $100,000 for future acquisitions, for a total contribution of approximately $150,000.  We have also agreed to invest, subject to satisfying certain conditions, such as lender consents, an additional $50,000 in the joint venture.  The joint venture will acquire additional assets using leverage consistent with its existing business plan, of 50% of the original purchase price, or current market value if higher, during the next two years to achieve its investment objectives.     We are the managing member of the venture and earn fees for providing property management and leasing services to the venture.  The profits and losses of the joint venture are shared equally between NYSTRS and us, except for the interest earned on the initial invested funds, of which we are allocated 95%.

The operations of the properties contributed by us are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  We account for our interest in the venture using the equity method of accounting.  Since we share equally in the profits and losses of the joint venture, we have determined that we are not the primary beneficiary of the entity and therefore, the operations of the joint venture are not consolidated with our operations, but are reflected as equity in earnings on the accompanying Consolidated Statements of Operations  The difference between our investment in the joint venture and the amount of the underlying equity in net assets of the joint venture is due to basis differences resulting from the contribution of property assets at book value versus fair value of the properties.  Such differences are amortized over the depreciable lives of the joint venture's property assets.

Non-GAAP Financial Measures

We consider Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for a REIT that provides a supplemental measure of a REIT's operating performance because along with cash flows from operating, investing and financing activities, it provides a measure of a REIT's ability to incur and service debt and make capital expenditures and acquisitions.  Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as us.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO in conjunction with our acquisition policy to determine investment capitalization strategy and we also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives received based on our performance.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance.  The following table reflects our FFO for the periods presented, reconciled to net income available to common stockholders for these periods:

	Three months ended March 31, 2005	Three months ended March 31, 2004

Net income available to common stockholders	$14,105	11,885
Gain on sale of investment properties	-	(873)
Equity in depreciation of unconsolidated ventures	705	-
Amortization of in place lease intangibles	598	319
Amortization of leasing commissions	155	175
Depreciation, net of minority interest	8,449	8,768

Funds From Operations	$24,012	20,274

Net income available to common stockholders per weighted average common share, basic and diluted	$0.21	0.18

Funds From Operations per weighted average common share, basic and diluted	$0.36	0.31

Weighted average number of common shares outstanding, basic	67,065	65,850

Weighted average number of common shares outstanding, diluted	67,114	65,853

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

	Three months ended March 31, 2005	Three months ended March 31, 2004

Income From Continuing Operations	$8,756	10,408
Income From Discontinued Operations	5,349	604
Interest Expense	10,183	10,588
Interest Expense Associated with Discontinued Operations	38	271
Interest Expense Associated with Unconsolidated Ventures	495	-
Depreciation and Amortization	9,439	9,301
Depreciation and Amortization Associated with Discontinued Operations	4	201
Depreciation and Amortization Associated with Unconsolidated Ventures	707	-

EBITDA	$34,971	31,373

Total Interest Expense	$10,716	10,859

EBITDA: Interest Expense Coverage Ratio	3.3	2.9

The following table lists the approximate physical occupancy levels for our investment properties as of the end of each quarter during 2005 and 2004.  N/A indicates we did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

22nd St. Plaza Outlot, Oakbrook Terrace, IL	10,052	100	100	0	100	65
Ameritech, Joliet, IL	4,504	100	100	100	100	100
Aurora Commons, Aurora, IL	126,908	100	99	98	98	98
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100
Baytowne Square, Champaign, IL	118,842	88	88	89	98	99
Bergen Plaza, Oakdale, MN	272,233	98	98	98	98	98 (a)
Berwyn Plaza, Berwyn, IL	18,138	26	26	100	26	26
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	80	80	88	91	91
Burnsville Crossing, Burnsville, MN	91,015	100	100	98	99	99
Butera Market, Naperville, IL	67,632	100	100	100	100	100
Byerly's Burnsville, Burnsville, MN	72,365	100	100	100	100	100
Calumet Square, Calumet City, IL	37,656	100	100	100	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	100	98	95	95	93
Century Plaza, Merrillville, IN	314,647	49	49	49	49	51
Chatham Ridge, Chicago, IL	175,774	100	100	92	95	94 (c)
Chestnut Court, Darien, IL	170,027	99	97	87	88	89
Circuit City, Traverse City, MI	21,337	100	100	100	100	0 (a)
Cliff Lake Centre, Eagan, MN	73,582	98	100	100	100	96
Cobblers Crossing, Elgin, IL	102,643	99	96	96	96	96 (c)
Crestwood Plaza, Crestwood, IL	20,044	100	100	100	100	68
Crystal Point, Crystal Lake, IL	358,423	0	0	100	100	100
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0	0	0	0	0 (a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0 (a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100
Cub Foods, Arden Hills, MN	68,442	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	98	98	98	98	98
Deer Trace II, Kohler, WI	24,410	N/A	N/A	79	90	100 (b)
	Gross
	Leasable
	Area	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Disney, Celebration, FL	166,131	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100
Dominick's, Hammond, IN	71,313	100	100	100	100	100
Dominick's, Highland Park, IL	71,442	100	100	100	0	0
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	0	0	0	0	0
Downers Grove Mkt, Downers Grove, IL	104,449	99	99	99	99	99
Eastgate Shopping Center, Lombard, IL	132,145	93	92	92	88	93 (a)
Eckerd Drug, Chattanooga, TN	10,908	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	97	100	100	100	97 (a)
Elmhurst City Center, Elmhurst, IL	39,090	97	97	97	97	97
Fashion Square, Skokie, IL	84,580	88	88	72	75	96
Fashion Square II, Skokie, IL	7,151	N/A	N/A	N/A	100	100
Forest Lake Marketplace, Forest Lake, MN	93,853	92	92	96	98	98 (a)
Four Flaggs, Niles, IL	306,661	84	87	99	100	98 (a)
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	100	100	100	100	100
Goodyear, Montgomery, IL	12,903	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	100	100
Greentree Center, Caledonia, WI	157,998	N/A	N/A	N/A	N/A	93
Greentree Outlot, Caledonia, WI	6,000	N/A	N/A	N/A	N/A	100
Hartford Plaza, Naperville, IL	43,762	100	97	97	100	97 (a)
Hastings Marketplace, Hastings, MN	97,535	88	88	94	94	96 (b) (c)
Hawthorn Village, Vernon Hills, IL	98,806	98	100	100	100	98 (a)
Hickory Creek Market, Frankfort, IL	55,831	89	93	90	97	94
High Point Center, Madison, WI	86,004	87	87	87	92	88
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	8	8	8	100	100
Iroquois Center, Naperville, IL	140,981	71	71	71	65	65
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	79	79	100	79	79
Lake Park Plaza, Michigan City, IN	229,639	74	74	73	74	74 (a)
Lansing Square, Lansing, IL	233,508	99	89	89	99	89 (a)
Mallard Crossing, Elk Grove Village, IL	82,929	30	32	100	99	100
	Gross
	Leasable
	Area	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Mankato Heights, Mankato, MN	139,916	98	100	100	100	100
Maple Grove Retail, Maple Grove, MN	79,130	97	97	97	97	97
Maple Park Place, Bolingbrook, IL	227,795	71	73	91	100	97
Maple Plaza, Downers Grove, IL	31,196	100	100	94	100	100
Mapleview, Grayslake, IL	103,838	N/A	N/A	N/A	N/A	95
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100 (c)
Medina Marketplace, Medina, OH	72,781	100	100	100	100	100
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	68,056	98	95	98	98	100
Nantucket Square, Schaumburg, IL	56,981	96	94	94	94	74 (a)
Naper West, Naperville, IL	164,812	85	83	88	85	88 (a)
Naper West Ph II, Naperville, IL	50,000	73	73	73	73	73
Niles Shopping Center, Niles, IL	26,109	68	68	83	83	83
Oak Forest Commons, Oak Forest, IL	108,330	32	32	32	32	32 (a)
Oak Forest Commons III, Oak Forest, IL	7,424	88	88	88	88	88
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	100	100	94	94	100
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100
Park Center Plaza, Tinley Park, IL	194,599	100	99	99	99	98 (a)
Park Place Plaza, St. Louis Park, MN	84,999	98	100	100	100	100
Park Square, Brooklyn Park, MN	137,116	54	54	54	55	38 (a)
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	96	96	97	97	97
Plymouth Collection, Plymouth, MN	45,915	100	100	100	100	100
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	100	100	100	100	100
Randall Square, Geneva, IL	216,485	95	99	99	100	99 (c)
Regal Showplace, Crystal Lake, IL	94,860	N/A	N/A	N/A	N/A	96
Regency Point, Lockport, IL	54,841	100	100	100	100	100
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	100
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	93	95	98	94	94 (a)
River Square Center, Naperville, IL	58,260	95	95	94	92	92
Rivertree Court, Vernon Hills, IL	298,862	97	98	99	99	98
	Gross
	Leasable
	Area	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Rochester Marketplace, Rochester, MN	69,914	90	90	95	91	91
Rose Naper Plaza East, Naperville, IL	11,658	89	100	100	100	100
Rose Naper Plaza West, Naperville, IL	14,335	100	100	89	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100
Salem Square, Countryside, IL	112,310	95	95	100	100	100
Schaumburg Plaza, Schaumburg, IL	61,485	100	81	91	91	91
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	100	100	100
Sears, Montgomery, IL	34,300	100	100	100	100	100
Sequoia Shopping Ctr, Milwaukee, WI	35,407	81	68	68	76	76
Shakopee Valley, Shakopee, MN	146,430	100	99	99	100	100
Shannon Square Shoppes, Arden Hills, MN	29,196	N/A	100	100	100	100
Shingle Creek, Brooklyn Center, MN	39,456	80	80	77	82	85
Shoppes of Mill Creek, Palos Park, IL	102,422	100	100	100	100	100 (c)
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	10	18	18	18	18
Shops at Orchard Place, Skokie, IL	165,141	92	84	88	89	90
Six Corners, Chicago, IL	80,650	88	88	73	72	72 (a)
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	95	92	100	89	89
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100
St. James Crossing, Westmont, IL	49,994	80	98	95	95	92 (a)
Staples, Freeport, IL	24,049	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	93	98	98	98	98
Terramere Plaza, Arlington Heights, IL	40,965	96	85	85	80	79 (a)
Thatcher Woods, River Grove, IL	193,313	98	97	99	99	98
Townes Crossing, Oswego, IL	105,989	99	100	100	100	100
Two Rivers Plaza, Bolingbrook, IL	57,900	97	78	97	97	100
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100
University Crossing, Mishawaka, IN	136,430	88	88	98	98	99 (a) (b)
V. Richard's Plaza, Brookfield, WI	107,952	98	96	98	98	97
Village Ten Center, Coon Rapids, MN	211,568	98	98	98	98	98
Walgreens, Decatur, IL	13,500	100	100	100	100	100
Walgreens, Jennings, MO	15,120	100	100	100	100	100
Walgreens, Woodstock, IL	15,856	100	100	100	100	100
Wauconda Shopping Ctr, Wauconda, IL	31,357	100	100	100	100	100
West River Crossing, Joliet, IL	32,452	83	88	91	95	96 (a)
Western and Howard, Chicago, IL	11,974	100	100	100	100	100
	Gross
	Leasable
	Area	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Wilson Plaza, Batavia, IL	11,160	100	78	78	78	88
Winnetka Commons, New Hope, MN	42,415	65	89	89	89	89 (a)
Wisner/Milwaukee Plaza, Chicago, IL	14,677	90	100	100	100	100
Woodfield Comm E/W, Schaumburg, IL	207,583	100	100	100	92	92 (b) (c)
Woodfield Plaza, Schaumburg, IL	177,160	91	91	94	94	94
Woodland Commons, Buffalo Grove, IL	170,398	91	93	97	99	97
Woodland Heights, Streamwood, IL	120,436	87	87	87	87	90

	12,669,389

We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 32% to 100% at March 31, 2005 for each of these centers.

We, from time to time, receive payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  GAAP requires us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of March 31, 2005, the Company had four investment properties, University Crossing, located in Mishawaka, Indiana; Hastings Marketplace, located in Hastings, Minnesota; Woodfield Commons, located in Schaumburg, Illinois; and Deer Trace II, located in Kohler, Wisconsin.

These properties are owned through joint ventures.  See footnote 3 to the financial statements for further information regarding our joint ventures.

Subsequent Events

On April 1, 2005, we contributed Thatcher Woods Shopping Center to the joint venture with the New York State Teachers' Retirement System at a contribution value of $22,000.

On April 18, 2005, we paid an aggregate cash dividend of $5,261 to stockholders of record at the close of business on March 31, 2005.

On April 19, 2005, we announced that we had declared a cash dividend of $0.08 per share on the outstanding shares of its common stock.  This dividend will be paid on May 17, 2005 to stockholders of record at the close of business on May 2, 2005.

On April 22, 2005, we sold, through a qualified tax deferred agent, one of our investment properties, Sequoia Shopping Center, located in Milwaukee, Wisconsin, to a third party for $2,950.  In conjunction with this sale, the agent repaid indebtedness of $1,505 secured by the property.

On April 22, 2005, we amended our line of credit agreement with KeyBank N.A.  This amendment reduces the interest rate charged on the outstanding balance by 1.05% and extends the maturity to April 22, 2008.  In addition, the aggregate commitment of our line was increased by $250,000, to a total of $400,000.  In conjunction with this amendment, we paid approximately $541 in fees and costs.

On April 27, 2005, we sold a vacant piece of land at Edinburgh Festival, located in Brooklyn Park, Minnesota, for $330.

On April 28, 2005, we purchased a property from an unaffiliated third party for approximately $76,874.  The purchase price was funded using cash and cash equivalents.  The property is located in Orland Park, Illinois and contains 599,225 square feet of leasable space.  This shopping center is primarily leased to national tenants.

On April 29, 2005, we purchased a property from an unaffiliated third party for $9,700.  The purchase price was partially funded using proceeds previously deposited with a qualified tax deferred agent in conjunction with the sale of Sequoia Shopping Center on April 22, 2005.  The remaining amount was funded using cash and cash equivalents.  The property is located in Sheboygan, Wisconsin and contains 74,200 square feet of leasable space.  Its major tenant is Piggly Wiggly.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2005 we had no material derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will generally enter into derivative transactions that satisfy the aforementioned criteria only.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 and thereafter, based on debt outstanding at March 31, 2005 and weighted average interest rates for the debt maturing in each specified period.

	2005	2006	2007	2008	2009	Thereafter

Fixed rate debt	68,174	45,247	35,303	104,734	25,476	301,869
Weighted average interest rate	6.96%	6.03%	6.41%	6.57%	6.44%	4.95%

Variable rate debt	11,717	123,825	14,898	-	-	6,200
Weighted average interest rate	4.06%	4.24%	4.49%	-	-	2.65%

The table above does not reflect indebtedness incurred after March 31, 2005.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages is estimated to be $56,639 for mortgages which bear interest at variable rates and $567,767 for mortgages which bear interest at fixed rates.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At March 31, 2005, approximately $56,639, or 9%, of our mortgages payable have variable interest rates averaging 4.2%.  An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $142.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the members of senior management and the Board of Directors.

Based on management's evaluation as of March 31, 2005, the chief executive officer and chief financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

3.1           Third Articles of Amendment and Restatement of the Registrant (1)

3.2           Amended and Restated Bylaws of the Registrant (2)

4.1           Specimen Stock Certificate (3)

4.2           Amended and Restated Dividend Reinvestment Plan of the Registrant (4)

10.1         Employment Agreement between Inland Real Estate Corporation and Mark E. Zalatoris, effective as of January 1, 2005 (5)

10.2         Second Amended and Restated Credit Agreement dated as of April 22, 2005 among Inland Real Estate Corporation, as borrower and KeyBank National Association as administrative agent, KeyBanc Capital Markets as co-lead arranger, Bank Of America N.A. as syndication agent, Banc of America Securities LLC as co-lead arranger, LaSalle Bank National Association as co-documentation agent, Eurohypo AG New York branch as co-documentation agent and the several lenders from time to time parties hereto as lenders (*)

31.1         Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

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

Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated September 29, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 1, 2004 (file number 001-32185).

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

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 15, 2005, as filed by the Registrant with the Securities and Exchange Commission on April 20, 2005 (file number 001-32185).

(*)        Filed as part of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                INLAND REAL ESTATE CORPORATION

/s/ ROBERT D. PARKS

By:	Robert D. Parks
President, Chief Executive Officer and Director
Date:	May 6, 2005

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	May 6, 2005