Form 10-Q
period 2005-06-30
INLAND REAL ESTATE CORP
filed 2005-08-09
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of August 8, 2005, there were 67,328,319 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(In thousands except per share data)

Assets

	June 30, 2005 (unaudited)	December 31, 2004 (audited)
Investment properties:
Land	$325,703	318,361
Construction in progress	250	1,326
Building and improvements	897,883	862,647

	1,223,836	1,182,334
Less accumulated depreciation	173,045	156,854

Net investment properties	1,050,791	1,025,480

Cash and cash equivalents	79,952	35,508
Investment in securities (net of an unrealized gain of $44 and $114 at June 30, 2005 and December 31, 2004, respectively)	8,270	5,978
Assets held for sale (net of accumulated depreciation of $985 and $6,402 at June 30, 2005 and December 31, 2004, respectively)	4,195	28,400
Restricted cash	4,860	4,226
Accounts and rents receivable (net of provision for doubtful accounts of $2,895 and $2,710 at June 30, 2005 and December 31, 2004, respectively)	31,339	29,646
Mortgage receivable	10,929	-
Investment in and advances to joint venture	50,702	42,789
Deposits and other assets	2,578	4,433
Acquired above market lease intangibles (net of accumulated amortization of $1,539 and $1,648 at June 30, 2005 and December 31, 2004, respectively)	4,232	5,966
Acquired in-place lease intangibles (net of accumulated amortization of $3,408 and $2,218 at June 30, 2005 and December 31, 2004, respectively)	25,781	18,404
Leasing fees (net of accumulated amortization of $1,134 and $1,189 at June 30, 2005 and December 31, 2004, respectively)	2,767	2,467
Loan fees (net of accumulated amortization of $2,882 and $4,780 at June 30, 2005 and December 31, 2004, respectively)	4,412	3,795

Total assets	$1,280,808	1,207,092

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets (continued)
June 30, 2005 and December 31, 2004
(In thousands except per share data)

Liabilities and Stockholders' Equity

	June 30, 2005 (unaudited)	December 31, 2004 (audited)
Liabilities:
Accounts payable and accrued expenses	$4,418	4,341
Acquired below market lease intangibles (net of accumulated amortization of $3,403 and $2,733 at June 30, 2005 and December 31, 2004, respectively)	8,727	7,456
Accrued interest	2,631	2,282
Accrued real estate taxes	22,195	22,520
Dividends payable	5,542	5,537
Security and other deposits	2,403	2,318
Mortgages payable	619,301	596,125
Line of credit	140,000	85,000
Prepaid rents and unearned income	3,416	4,073
Liabilities associated with assets held for sale, including mortgages payable	198	4,035
Other liabilities	4,001	971

Total liabilities	812,832	734,658

Minority interest	19,427	19,942

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at June 30, 2005 and December 31, 2004	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 67,283 and 67,025 Shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	673	670
Additional paid-in capital (net of offering costs of $58,816)	647,376	644,278
Deferred stock compensation	(508)	(580)
Accumulated distributions in excess of net income	(199,036)	(191,990)
Accumulated other comprehensive income	44	114

Total stockholders' equity	448,549	452,492

Commitments and contingencies

Total liabilities and stockholders' equity	$1,280,808	1,207,092

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three and six months ended June 30, 2005 and 2004 (unaudited)
(In thousands except per share data)

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004
Revenues:
Rental income	$33,536	33,297	64,529	66,862
Tenant recoveries	11,281	11,934	24,628	26,346
Lease termination income	113	618	6,267	618
Other property income	241	222	410	376

Total revenues	45,171	46,071	95,834	94,202

Expenses:
Property operating expenses	4,170	5,605	12,149	12,548
Real estate tax expense	7,647	8,018	15,749	16,205
Bad debt expense	346	(743)	674	310
Depreciation and amortization	11,357	9,513	20,797	18,905
Stock exchange listing expenses	-	740	62	740
General and administrative expenses	2,090	2,244	4,102	3,957

Total expenses	25,610	25,377	53,533	52,665

Operating income	19,561	20,694	42,301	41,537

Other income	1,056	985	1,717	1,658
Interest expense	(10,799)	(10,839)	(21,003)	(21,559)
Minority interest	(178)	(218)	(432)	(434)
Equity in earnings of unconsolidated joint ventures	944	-	1,933	-

Income from continuing operations	10,584	10,622	24,516	21,202

Discontinued operations:
Income from discontinued operations (including gain on sale of investment properties of $64 and $166 for the three months ended June 30, 2005 and 2004, respectively and $64 and $1,039 for the six months ended June 30, 2005 and 2004)	148	653	320	1,959

Net income available to common stockholders	10,732	11,275	24,836	23,161

Other comprehensive income:
Unrealized gain (loss) on investment securities	170	(1,421)	(70)	(1,385)

Comprehensive income	$10,902	9,854	24,766	21,776

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three and six months ended June 30, 2005 and 2004 (unaudited)
(In thousands except per share data)

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004

Basic and diluted earnings available to common shares per weighted average common share:

Income from continuing operations	$0.16	0.16	0.37	0.32
Discontinued operations	-	0.01	-	0.03

Net income available to common stockholders per weighted average common share – basic and diluted	$0.16	0.17	0.37	0.35

Weighted average number of common shares outstanding – basic	67,202	66,281	67,133	66,042

Weighted average number of common shares outstanding – diluted	67,251	66,331	67,182	66,092

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statement of Stockholders' Equity
For the six months ended June 30, 2005
(Dollars in thousands, except per share data)
(unaudited)

Six months ended June 30, 2005
Number of shares
Balance at beginning of period	$67,025
Shares issued from DRP	252
Stock compensation	-
Exercise of stock options	8
Repurchase of fractional shares	(2)
Balance at end of period	67,283

Common Stock
Balance at beginning of period	670
Proceeds from DRP	3
Stock compensation	-
Exercise of stock options	-
Repurchase of fractional shares	-
Balance at end of period	673

Additional Paid-in capital
Balance at beginning of period	644,278
Proceeds from DRP	3,039
Stock compensation	-
Exercise of stock options	78
Repurchase of fractional shares	(19)
Balance at end of period	647,376

Deferred stock compensation
Balance at beginning of period	(580)
Stock compensation	-
Amortization of stock compensation	72
Balance at end of period	(508)

Accumulated distributions in excess of net income
Balance at beginning of period	(191,990)
Net income available to common stockholders	24,836
Distributions declared ($0.47, in the aggregate for the six months ended June 30, 2005 per basic and diluted weighted average common share outstanding)	(31,882)
Balance at end of period	(199,036)

Accumulated other comprehensive income
Balance at beginning of period	114
Other comprehensive loss	(70)
Balance at end of period	44

Total stockholders’ equity	$448,549

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2005 and 2004 (unaudited)
(In thousands)

	Six months ended June 30, 2005	Six months ended June 30, 2004

Cash flows from operating activities:
Net income	$24,836	23,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,797	18,804
Non-cash charges associated with discontinued operations	24	246
Amortization of deferred stock compensation	72	12
Amortization on acquired above market lease intangibles	502	400
Amortization on acquired below market lease intangibles	(1,025)	(695)
Gain on sale of investment properties	(64)	(1,039)
Minority interest	432	434
Equity in earnings from unconsolidated ventures	(1,933)	-
Rental income under master lease agreements	48	348
Straight line rental income	721	(906)
Provision for doubtful accounts	153	(331)
Interest on unamortized loan fees	953	1,235
Changes in assets and liabilities:
Restricted cash	(1,778)	1,446
Accounts and rents receivable	(1,338)	(5,498)
Deposits and other assets	841	(89)
Accounts payable and accrued expenses	352	1,415
Accrued interest payable	334	238
Accrued real estate taxes	(121)	285
Security and other deposits	151	4
Prepaid rents and unearned income	129	(369)

Net cash provided by operating activities	$44,086	39,101

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2005 and 2004 (unaudited)
(In thousands)

	Six months ended June 30, 2005	Six months ended June 30, 2004
Cash flows from investing activities:
Restricted cash	$1,144	4,526
Proceeds from sale of interest in joint venture	500	-
Escrows held for others	(61)	(395)
Purchase of investment securities	(3,686)	(4,317)
Sale of investment securities	1,324	6,698
Additions to investment properties, net of amounts payable	(8,979)	(5,496)
Purchase of investment properties	(71,231)	(27,773)
Acquired above market lease intangibles	(132)	(18)
Acquired in place lease intangibles	(8,997)	(3,466)
Acquired below market lease intangibles	2,666	121
Proceeds from sale of investment property, net	46,830	5,229
Construction in progress	(250)	(47)
Distributions from joint venture	6,944	-
Investment in joint venture	(5)	-
Leasing fees	(695)	(609)

Net cash used in investing activities	(34,628)	(25,547)

Cash flows from financing activities:
Proceeds from the DRP	3,042	11,745
Proceeds from exercise of options	78	-
Repurchase of shares	(19)	(2,124)
Loan proceeds	50,453	80,230
Proceeds from unsecured line of credit	55,000	(25,000)
Loan fees	(1,736)	(1,351)
Dividends paid	(32,823)	(31,995)
Payoff of debt	(38,620)	(60,414)
Principal payments of debt	(389)	(190)

Net cash provided by (used in) financing activities	34,986	(29,099)

Net increase (decrease) in cash and cash equivalents	44,444	(15,545)

Cash and cash equivalents at beginning of period	35,508	58,388

Cash and cash equivalents at end of period	$79,952	42,843

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2005 and 2004 (unaudited)
(In thousands)

	Six months ended June 30, 2005	Six months ended June 30, 2004

Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties	$142,538	-
Assumption of mortgage debt	(61,625)	-

	$80,913	-

Contribution of properties and other assets, net of accumulated depreciation	$37,782	-
Debt associated with contribution of properties	(16,789)	-

	$20,993	-

Deferred gain on sale of interest in joint venture	$3,193	-

Dividends payable	$5,542	5,265

Cash paid for interest	$19,737	20,358

Impact of adoption and re-evaluation of FIN 46:

Assets:
Land, building and improvements and construction in progress, net	(9,281)	9,539
Other assets	(480)	282

Total assets	$(9,761)	9,821

Total liabilities and equity	$(9,761)	(1,428)

Investment in and advances to joint venture at January 1, 2005 and 2004	$-	(8,392)

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)
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

The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and consolidated joint ventures.  These entities are consolidated because the Company is either the primary beneficiary of a variable interest entity or has substantial influence and controls the entity.  The primary beneficiary is the party that absorbs a majority of the entity's expected residual returns and losses.  The third parties' interests in these consolidated entities are reflected as minority interest in the accompanying consolidated financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)
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

Amortization pertaining to the above market lease intangibles of $502 and $400 was recorded as a reduction to rental income for the six months ended June 30, 2005 and 2004, respectively.  Amortization pertaining to the below market lease intangibles of $1,025 and $695 was recorded as an increase to rental income for the six months ended June 30, 2005 and 2004, respectively.  The Company incurred amortization expense pertaining to acquired lease intangibles of $1,538 and $669 for the six months ended June 30, 2005 and 2004, respectively.  The table below presents the amounts to be recorded for the amortization of intangibles over the next five years:

2005	$1,900
2006	2,191
2007	2,211
2008	2,364
2009	2,482

Total	$11,148

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the three and six months ended June 30, 2005 and 2004.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loan.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

Offering costs are offset against the Stockholders' equity accounts.  Offering costs consist principally of printing, selling and registration costs.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of June 30, 2005 and December 31, 2004, the Company held letters of credit for tenant security deposits totaling approximately $429 and $449, respectively.

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

As of June 30, 2005 and 2004, the Company had no material derivative instruments.  The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument.  The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose the Company to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instruments.  If a derivative terminates or is sold, the gain or loss is recognized.  The Company will generally enter into derivative transactions that satisfy the aforementioned criteria only.

Recent Accounting Principles

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement no. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29.  SFAS 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005.  SFAS 153 will no longer allow nonmonetary exchanges to be recorded at book value with no gain being recognized.  Nonmonetary exchanges will be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial substance criterion and fair value is determinable.  To prevent gain recognition on exchanges of real estate when the risks and rewards of ownership are not fully transferred, SFAS 153 precludes a gain from being recognized if the entity has significant continuing involvement with the real estate given up in the exchange.  Adoption is not expected to have a material effect on the Company.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

In May 2005, the FASB issued Statement No. 154 ("SFAS 154") "Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3."  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change.  In the event of such impracticality, SFAS 154 provides for other means of application.  In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.

In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights."  This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners' ownership interest in the limited partnership.  The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights.  Whether the presumption of control is overcome is a matter of judgement based on the facts and circumstances, for which the consensus provides additional guidance.  This consensus is currently applicable to the Company for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006.  This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership.  The Company is currently evaluating the effect of this consensus on its consolidation policies.

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

Investment in securities at June 30, 2005 and 2004 are classified as available-for-sale securities.  Available-for-sale securities are recorded at fair value.  For the six months ended June 30, 2005 and 2004, unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Dividend income is recognized when received.

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

Sales of investment securities available-for-sale during the six months ended June 30, 2005 and 2004 resulted in gains on sale of $26 and $904, respectively.  These gains are included in other income in the accompanying Consolidated Statements of Operations.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005 were as follows:

Less than 12 months	12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT stock	$898	(24)	1,186	(36)	2,084	(60)

Non-REIT stock	$1,092	(66)	-	-	1,092	(66)

(3)     Joint Ventures

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana.  Each partner's initial equity contribution was $500.  In addition, the Company has committed to lend the LLC up to $17,800.  Draws on the loan bear interest at a rate of 9% per annum, with interest only paid monthly on average outstanding balances.  The loan is secured by the property and had an initial maturity date of January 31, 2006.

Through December 31, 2003, the Company had accounted for its investment in this joint venture under the equity method of accounting because the Company was not the managing member and did not have the ability to control the joint venture.  The Company adopted FASB Interpretation No. 46R ("FIN 46R") on January 1, 2004.  In accordance with FIN 46R, the Company evaluated this joint venture and determined that it was the primary beneficiary in this variable interest entity.  As a result, the accounts of the joint venture were consolidated with the Company's financial statements for financial reporting purposes.

On June 30, 2005, the Company entered into a buy-out and restructuring agreement.  A wholly owned subsidiary of Tri-Land Properties, Inc. purchased the Company's entire economic interest in this joint venture and paid additional interest and preferred returns totaling $1,000.  This payment was made in the form of $500 in cash and the remaining $500 was funded through an increase in the outstanding mortgage loan balance.  The Company will continue to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The terms of the loan were revised with the June 30, 2005 agreement.  The Company agreed to lend Tri-Land Properties, Inc. up to $21,500.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid current and the remaining 3% to be accrued and paid upon maturity.  Tri-Land Properties Inc. has guaranteed $1,000 of this mortgage receivable.  As a result of the agreement, the Company re-evaluated the criteria for primary beneficiaries under FIN 46R and determined that it is no longer the primary beneficiary in this variable interest entity and therefore, deconsolidated the joint venture effective June 30, 2005.  The Company has recorded a deferred gain of $3,193 as it did not qualify for gain recognition due to its lack of initial and continuing involvement.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

In connection with the partial sale of Hastings Marketplace to the venture, the Company recognized a gain of approximately $76.  The gain and operations were not recorded as discontinued operations because of the Company's continuing ownership interest in this shopping center.  The Company accounts for its interest in the venture using the equity method of accounting as it has significant influence over, but not control of, the major operating and financial policies of the joint venture.  The Company shares equally in the profits and losses of the joint venture, which are reflected as equity in earnings of unconsolidated joint ventures on the accompanying Consolidated Statements of Operations.

Effective October 8, 2004, the Company formed a strategic joint venture with the New York State Teachers' Retirement System ("NYSTRS").  The joint venture has been formed to acquire Neighborhood Retail Centers and Community Centers, with an estimated value of approximately $174,000, located in the Chicago and Minneapolis areas.  In addition, the joint venture anticipates acquiring up to an additional $400,000 of Neighborhood Retail Centers and Community Centers located in the targeted markets of Illinois, Wisconsin and Minnesota.  During 2004, the Company contributed six properties, with an approximate fair value of $140,000.  During the three months ended June 30, 2005, the Company contributed an additional two retail centers with an approximate fair value of $34,000 to complete its initial contribution of eight retail centers with an approximate net equity value of $100,000.  NYSTRS contributed approximately $8,500 of equity capital when the Company contributed these two remaining properties to the venture.  As of June 30, 2005, NYSTRS had contributed approximately $47,000.  In addition, NYSTRS has committed to contribute, subject to satisfying certain conditions, such as lender consents, an additional $100,000 for future acquisitions, for a total contribution of approximately $150,000.  The Company has also agreed to invest, subject to satisfying certain conditions such as lender consents, an additional $50,000 in the joint venture.  The joint venture will acquire additional assets using leverage, consistent with its existing business plan, of 50% of the original purchase price, or current market value if higher, during the next two years to achieve its investment objectives.  During the six months ended June 30, 2005, the joint venture acquired an additional investment property, Orland Park Place, which was the first of the new acquisitions targeted for co-investment.  The Company is the managing member of the venture and earns fees for providing property management, acquisition and leasing services to the venture.  The profits and losses of the joint venture are shared equally between the Company and NYSTRS, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.

The operations of the properties contributed by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  The Company accounts for its interest in the venture using the equity method of accounting as it has significant influence over, but not control of, the major operating and financial policies of the joint venture.  The Company shares equally in the profits and losses of the joint venture, which are reflected as equity in earnings of unconsolidated joint ventures on the accompanying Consolidated Statements of Operations.  The difference between the Company's investment in the joint venture and the amount of the underlying equity in net assets of the joint venture is due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of the Company's contribution to the joint venture.  Such differences are amortized over the depreciable lives of the joint venture's property assets.  For the three and six months ended June 30, 2005, the Company recorded $337 and $714, respectively of amortization of this basis difference.

Effective June 16, 2005, the Company formed a strategic joint venture with Tucker Development Corporation ("TDC").  The Company contributed Park Avenue Centre (formerly known as Dominick's Highland Park) to the joint venture as its capital contribution.  TDC will provide construction management, development supervision and leasing services.  During the period of joint ownership, operating proceeds from the property will be split equally, with the exception of debt service on the construction loan, which is paid using loan proceeds.  Following completion of the redevelopment, the Company has the option to purchase TDC's interest in the joint venture or the property can be sold to a third party with the proceeds from the sale split proportionately between each partner.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

The operations of the property contributed by the Company are not recorded as discontinued operations because of the Company's continuing involvement with this shopping center.  In accordance with FIN 46R, the Company has evaluated this joint venture and determined that it is the primary beneficiary in this variable interest entity.  As a result, the accounts of the joint venture were consolidated with the Company's financial statements for financial reporting purposes.

Summarized financial information for the unconsolidated investments is as follows:

	June 30, 2005 (unaudited)	December 31, 2004 (audited)

Balance Sheet:

Assets:
Cash	$27,122	38,991
Investment in real estate, net	230,115	132,391
Acquired lease intangibles, net	43,692	23,748
Accounts and rents receivable	5,217	2,096
Restricted cash	5,341	575
Leasing commissions, net	261	-
Loan fees, net	264	96
Other assets	50	117

Total assets	$312,062	198,014

Liabilities:
Accounts payable and accrued expenses	$678	478
Security deposits	291	283
Mortgage payable	134,613	69,484
Acquired lease intangibles, net	8,969	2,846
Other liabilities	11,884	4,810

Total liabilities	156,435	77,901

Equity:
Inland	90,717	79,380
Other partners	64,910	40,733

Total equity	155,627	120,113

Total liabilities and equity	$312,062	198,014

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004
Revenues:
Rental income	$4,296	-	7,887	-
Tenant recoveries	1,843	-	3,571	-

Total revenues	6,139	-	11,458	-

Expenses:
Property operating expenses	1,024	-	2,029	-
Real estate tax expense	1,576	-	2,733	-
Bad debt expense	2	-	21	-
Depreciation and amortization	1,597	-	3,011	-

Total expenses	4,199	-	7,794	-

Operating income	1,940	-	3,664	-

Other income	289	-	547	-
Interest expense	(1,275)	-	(2,264)	-

Income from continuing operations	$954	-	1,947	-

Inland’s pro rata share (a)	$607	-	1,219	-

(a)

The profits and losses of the joint ventures are calculated according to the operating agreements between the Company and the joint venture partners.

(4)     Transactions with Related Parties

During the six months ended June 30, 2005 and 2004, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations, property tax reduction services and mail processing from affiliates of The Inland Group, Inc., which owns, directly or indirectly, approximately 9.6% of the Company's outstanding common stock.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of the service provider's overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $50 per hour.  The Company continues to purchase these services from The Inland Group, Inc. and its affiliates and for the six months ended June 30, 2005 and 2004, these expenses, totaling $415 and $629, respectively, are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the six months ended June 30, 2005 and 2004 were $124, for each period, and are also included in general and administrative expenses.  For accounting purposes, the Company is not treated as directly affiliated with The Inland Group, Inc. or its affiliates.  Expenses paid to affiliates of The Inland Group, Inc. are included in general and administrative expenses and property operating expenses on the Consolidated Statements of Operations.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

An affiliate of The Inland Group, Inc. was the mortgagee on the Walgreens property, located in Decatur, Illinois.  The loan secured by this mortgage matured on May 31, 2004 and the principal of approximately $624 was repaid.  For the six months ended June 30, 2004, the Company paid principal and interest payments totaling $28.

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

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage the Company's investment in securities.  The Company pays a fee equal to 0.75% per annum on the net asset value under management.  The Company paid approximately $33 and $45 for these services during the six months ended June 30, 2005 and 2004, respectively.

(5)     Investment Properties

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of June 30, 2005, the Company had the following two investment properties subject to master lease agreements:

•

University Crossing, located in Mishawaka, Indiana

•

Deer Trace II, located in Kohler, Wisconsin

The cumulative amount of such payments, related to all master leases since inception, was $7,857 and $7,809 as of June 30, 2005 and December 31, 2004, respectively.

(6)     Discontinued Operations

During the six months ended June 30, 2005 and the year ended December 31, 2004, the Company sold a total of five investment properties.  Additionally, the Company sold an 18,525 square foot Ace Hardware, which was part of one of our existing investment properties and approximately one acre of land at another of our investment properties.  For federal and state income tax purposes, certain of the Company's sales qualified as part of tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs and indebtedness repaid)	Gain on Sale	Tax Deferred Exchange

Zany Brainy	January 20, 2004	1,245	1,600	873	Yes
Prospect Heights	April 23, 2004	1,095	1,200	166	Yes
Fairview Heights	August 5, 2004	8,570	5,600	2,639	Yes
Prairie Square	September 23, 2004	1,550	1,800	787	Yes
Sequoia Shopping Center	April 22, 2005	1,505	1,200	19	Yes
Vacant land (Edinburgh Festival	April 27, 2005	-	291	33	No
Ace Hardware	June 13,2005	-	800	153	No

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

From time to time, the Company decides to dispose of certain assets or receives unsolicited offers to purchase its investment properties, at prices in excess of book value.  Upon receipt of a valid offer, which the Company anticipates to accept, or the signing of a listing agreement, the Company classifies the asset as held for sale and suspends depreciation.  As of June 30, 2005, the following investment properties were held for sale and depreciation was suspended as of the date noted:

•

November 1, 2003 – Walgreens, located in Woodstock, Illinois;

•

April 19, 2004 – Wauconda Shopping Center, located in Wauconda, Illinois;

•

December 7, 2004 – Walgreens, located in Decatur, Illinois.

The Company is currently under contract to sell Walgreens, Woodstock.  The Company expects to dispose of this investment property via sale or otherwise by the end of 2005.

Listing agreements were signed for Wauconda Shopping Center, and Walgreens, located in Decatur, Illinois.  These properties will generally continue to be marketed until they are sold.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

From time to time, the Company may decide not to sell certain properties that were previously held for sale.  If this occurs, the Company records the property at the lower of the carrying amount before the property was classified as held for sale (adjusted for depreciation expense) or the fair value at the decision date not to sell.  As of December 31, 2004, the Company had classified Dominick's located in Glendale Heights, Illinois, and as of March 31, 2005 the Company had classified Crestwood Plaza, located in Crestwood, Illinois and Calumet Square located in Calumet, Illinois as held for sale.  During the three and six months ended June 30, 2005, the Company decided not to sell these properties.  Additionally, at March 31, 2005, the Company had classified Dominick's, located in Highland Park, Illinois, as held for sale.  During the three months ended June 30, 2005, the Company contributed this property to a joint venture.  In connection with the reclassification of the properties from held for sale to continuing operations, the Company recorded adjustments for depreciation expense of $1,036 and $1,056 for the three and six months ended June 30, 2005, respectively.

Results of operations for the investment properties sold, or held for sale, during the three and six months ended June 30, 2005 and 2004, are presented in the table below:

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004
Revenues:
Rental income	$132	663	332	1,374
Tenant recoveries	(34)	251	30	512
	-	-	12	-

Total revenues	98	914	374	1,886

Expenses:
Property operating expenses	(3)	151	46	311
Real estate tax expense	-	99	38	228
Bad debt expense	2	10	(1)	9
Depreciation and amortization	21	34	24	144

Total expenses	20	294	107	692

Operating income	78	620	267	1,194

Other income	10	-	10	(2)
Interest expense	(4)	(133)	(21)	(272)

Income from continuing operations	84	487	256	920

Gain on sale of investment properties	64	166	64	1,039

Income from discontinued operations	$148	653	320	1,959

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

The following assets and liabilities relating to investment properties sold, or held for sale, as of June 30, 2005 and December 31, 2004.

	June 30, 2005 (unaudited)	December 31, 2004 (audited)

Assets
Accounts and rents receivable, net of provision for doubtful accounts	$121	1,442
Land	928	7,364
Building	4,116	25,922
Accumulated depreciation	(985)	(6,402)
Loan fees, net of accumulated amortization	1	4
Other assets	4	21
Leasing fees, net of accumulated amortization	10	49

Total assets held for sale	$4,195	28,400

Liabilities
Accounts payable and accrued expenses	$4	95
Accrued interest	-	15
Accrued real estate taxes	65	407
Prepaid rents and unearned income	25	60
Mortgage payable	-	3,442
Security deposits	2	16
Other liabilities	102	-

Total liabilities associated with assets held for sale	$198	4,035

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

(7)     Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

2005	$124,171
2006	119,085
2007	108,335
2008	95,758
2009	82,039
Thereafter	440,057

Total	$969,445

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

Certain tenant leases contain provisions providing for "stepped" rent increases.  GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include a decrease of $294 and an increase of $906 for the six months ended June 30, 2005 and 2004, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $18,414 and $18,708 in related accounts and rents receivable as of June 30, 2005 and December 31, 2004, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)

(In thousands, except per share data and square footage amounts)

(8)     Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at June 30, 2005 and December 31, 2004:

Mortgagee	Interest Rate at June 30, 2005	Interest Rate at December 31, 2004	Maturity Date	Current Monthly Payment	Balance at June 30, 2005	Balance at December 31, 2004

Allstate	-	7.15%	-	-	-	3,050
Allstate	-	6.65%	-	-	-	9,600
Allstate (a)	6.82%	6.82%	08/2005	60	10,600	10,600
Allstate (a)	7.40%	7.40%	09/2005	221	35,787	35,787
Allstate	7.38%	7.38%	02/2006	98	15,940	15,940
Allstate	5.87%	5.87%	09/2009	29	6,000	6,000
Allstate	4.65%	4.65%	01/2010	87	22,500	22,500
Allstate (b)	9.25%	9.25%	12/2009	30	3,891	3,904
Allstate	4.70%	4.70%	10/2010	48	12,380	12,380
Archon Financial	-	4.35%	12/2007	-	-	6,589
Archon Financial	4.88%	4.88%	01/2011	125	30,720	30,720
Bear, Stearns Funding, Inc.	6.03%	6.03%	07/2007	68	13,600	13,600
Bear, Stearns Funding, Inc.	6.60%	6.60%	03/2009	44	8,000	8,000
Bear, Stearns Funding, Inc.	4.11%	4.11%	07/2011	133	38,730	38,730
Bear, Stearns Funding, Inc.	5.14%	-	04/2010	48	11,125	-
Bear, Stearns Funding, Inc.	5.17%	-	04/2010	102	23,690	-
Bear, Stearns Funding, Inc.	5.01%	-	04/2010	64	15,300	-
Berkshire Mortgage (b)	7.79%	7.79%	10/2007	88	13,578	13,675
Column Financial, Inc (c)	7.00%	7.00%	11/2008	146	25,000	25,000
John Hancock Life Insurance (b)	7.65%	7.65%	01/2018	78	12,208	12,273
Key Bank	5.00%	5.00%	10/2010	31	7,500	7,500
LaSalle Bank N.A.	-	3.78%	-	-	-	3,345
LaSalle Bank N.A.	6.50%	3.78%	10/2006	57	10,654	10,654
LaSalle Bank N.A.	5.52%	3.78%	09/2009	43	9,450	9,450
LaSalle Bank N.A.	-	7.26%	-	-	-	3,470
LaSalle Bank N.A.	-	7.36%	-	-	-	9,650
LaSalle Bank N.A.	3.59%	3.59%	03/2010	7	2,400	2,400
LaSalle Bank N.A. (d)	4.51%	3.68%	04/2010	9	2,468	2,468
LaSalle Bank N.A. (d)	4.51%	3.68%	06/2010	21	5,599	5,599
LaSalle Bank N.A. (a) (d)	4.51%	3.58%	11/2005	13	3,650	3,650
LaSalle Bank N.A. (a)	6.81%	6.81%	12/2005	45	7,833	7,833
LaSalle Bank N.A.	4.86%	4.86%	12/2006	73	18,216	18,216
LaSalle Bank N.A. (d)	4.91%	4.08%	12/2006	90	22,320	31,825
LaSalle Bank N.A. (d)	4.91%	4.08%	12/2007	60	14,898	14,898
LaSalle Bank N.A.	5.52%	3.78%	04/2009	19	4,100	4,100
LaSalle Bank N.A.	4.88%	4.88%	11/2011	121	29,650	29,650
LaSalle Bank N.A. (d) (e)	2.78%	2.38%	12/2014	15	6,200	6,200
LaSalle Bank N.A.	4.99%	-	12/2006	-	338	-
Lehman Brothers Holding, Inc. (f)	6.36%	6.36%	10/2008	289	54,600	54,600
MetLife Insurance Company	4.71%	4.71%	10/2010	79	20,100	20,100
Midland Loan Serv. (b)	7.86%	7.86%	01/2008	31	4,768	4,806
Nomura Credit & Capital	5.02%	5.02%	08/2011	37	8,800	8,800
Principal Life Insurance	5.96%	5.96%	12/2008	55	11,000	11,000
Principal Life Insurance	5.25%	5.25%	10/2009	32	7,400	7,400
Principal Life Insurance	8.27%	8.27%	09/2010	40	5,850	5,850
Principal Life Insurance	-	5.57%	10/2012	-	-	10,200
Principal Life Insurance	3.99%	3.99%	06/2010	109	32,930	30,260
Principal Life Insurance	-	3.99%	07/2011	-	-	2,670
Wachovia Securities (b)	5.58%	-	04/2013	66	14,156	-
Wachovia Securities (b)	5.66%	-	04/2013	10	2,128	-
Wachovia Securities (b)	5.93%	-	04/2013	42	8,619	-
Woodmen of the World	6.75%	6.75%	06/2008	26	4,625	4,625

Mortgages Payable					$619,301	599,567

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)

(In thousands, except per share data and square footage amounts)

(a)

Approximately $57,870 of the Company's mortgages payable mature during 2005.  The Company intends to replace these loans with new debt for terms of five years or longer at the market interest rate at the time the existing debt matures.

(b)	These loans require payments of principal and interest monthly; all other loans listed are interest only.

(c)

Approximately $570 of this loan was secured by Walgreens, located in Woodstock, Illinois.  At June 30, 2005 and December 31, 2004, the Company has classified this property as held for sale.  On April 1, 2005, the Company substituted an alternate property, Walgreens, located in Jennings, Missouri, as collateral for this loan.  This amount has not been included in liabilities associated with assets held for sale.

(d)	Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

(e)

As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994, issued by the Village of Skokie, Illinois.  The interest rate on these bonds floats and is reset weekly by a re-marketing agent.  The rate at June 30, 2005 was 2.78%.  The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding, paid annually.  In addition, the Company is required to pay a re-marketing fee of .125% per annum of the principal amount outstanding, paid quarterly, and a trustee fee of $500, also paid quarterly.

(f)

Approximately $1,334 of this loan is secured by Wauconda Shopping Center, located in Wauconda, Illinois.  At June 30, 2005, the Company has classified this property as held for sale.  Upon sale of this property, the Company will substitute an alternate property as collateral for this loan.  This amount has not been included in liabilities associated with assets held for sale.

The following table presents the principal amount of debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 and thereafter based on debt outstanding at June 30, 2005:

2005	$58,274
2006	67,904
2007	43,566
2008 (a)	244,715
2009	39,019
Thereafter	305,823

Total	$759,301

(a)

Included in the debt maturing during 2008 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2005, we were in compliance with such covenants.

(9)     Line of Credit

On June 28, 2002, the Company entered into a $100,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years.  The funds from this line of credit are used to purchase additional investment properties.  The Company is required to pay interest only on draws under the line at the rate equal to LIBOR plus 375 basis points.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In connection with obtaining this line of credit, the Company paid fees in an amount totaling approximately $1,500 (which includes a 1.5% commitment fee).  On May 2, 2003, the Company amended its line of credit agreement with KeyBank N.A.  This amendment reduced the interest rate charged on the outstanding balance by 1.25% and extended the maturity to May 2, 2006.  In addition, the aggregate commitment of the Company's line was increased by $50,000, to a total of $150,000.  In conjunction with this amendment, the Company paid approximately $750 in fees and costs.

The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2005, the Company was in compliance with such covenants.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)

(In thousands, except per share data and square footage amounts)

On April 22, 2005, the Company amended its line of credit agreement with KeyBank N.A.  This amendment reduces the interest rate charged on the outstanding balance by 1.05% and extends the maturity to April 22, 2008.  In addition, the aggregate commitment of the Company's line was increased by $250,000, to a total of $400,000.  In conjunction with this amendment, the Company paid approximately $541 in fees and costs.  The outstanding balance on the line of credit was $140,000 as of June 30, 2005 with an average interest rate of 4.76% per annum.

(10)     Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of June 30, 2005 and December 31, 2004, respectively, options to purchase 38 and 32 shares of common stock at exercise prices ranging from $9.05 to $10.45 per share were outstanding, respectively.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

As of June 30, 2005, 37 shares of common stock issued pursuant to employment agreements were outstanding, of which 3 have vested.  Additionally, the Company issued 15 shares pursuant to employment incentives of which none have vested.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.

The basic weighted average number of common shares outstanding were 67,133 and 66,042 for the six months ended June 30, 2005 and 2004, respectively.  The diluted weighted average number of common shares outstanding were 67,182 and 66,092 for the six months ended June 30, 2005 and 2004, respectively.

(11)     Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers.

As of June 30, 2005, an aggregate of 37 shares of the Company's common stock had been issued pursuant to agreements with certain of the Company's employees.  Of the total shares issued, the Company issued 5 at a value of $11 per share.  During 2004, the Company issued 32 additional shares at a value of $12.93 per share, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  These 37 shares had an aggregate value of $471.  Additionally, the Company issued 15 shares pursuant to employment incentives for certain Company officers.  These shares were also issued at a value of $12.93 per share, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  Compensation costs of $72 and $12 were recorded in connection with the issuance of these shares for the six months ended June 30, 2005 and 2004, respectively.

The officers may also receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company beginning January 1, 2003.  No additional shares were issued during the six months ended June 30, 2005.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

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

The property net operating income is summarized in the following table for the three months ended June 30, 2005 and 2004, along with reconciliation to income from continuing operations.  Net investment properties and other related segment assets, non-segment assets and total assets are also presented as of June 30, 2005 and 2004:

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004

Rental income	$33,536	33,297	64,529	66,862
Tenant recoveries	11,281	11,934	24,628	26,346
Property operating expenses	(4,170)	(5,605)	(12,149)	(12,548)
Real estate tax expense	(7,647)	(8,018)	(15,749)	(16,205)

Property net operating income	33,000	31,608	61,259	64,455

Other income:
Lease termination income	113	618	6,267	618
Other property income	241	222	410	376
Other income	1,056	985	1,717	1,658

Other expenses:
Bad debt expense	(346)	743	(674)	(310)
Depreciation and amortization	(11,357)	(9,513)	(20,797)	(18,905)
Stock exchange listing expenses	-	(740)	(62)	(740)
General and administrative expenses	(2,090)	(2,244)	(4,102)	(3,957)
Interest expense	(10,799)	(10,839)	(21,003)	(21,559)
Minority interest	(178)	(218)	(432)	(434)
Equity in earnings of unconsolidated joint ventures	944	-	1,933	-

Income from continuing operations	$10,584	10,622	24,516	21,202

Net investment properties, including properties held for sale			1,121,683	1,214,476
Investment in and advances to joint venture			50,702	-
Non-segment assets			108,423	63,040

Total assets			$1,280,808	1,277,516

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005 (unaudited)

(In thousands, except per share data and square footage amounts)

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

(14) Subsequent Events

On July 8, 2005, the Company used $25,000 in proceeds from the sale of Orland Park Place to the joint venture to pay down its line of credit with KeyBank N.A.  This left an outstanding balance of $115,000.

On July 18, 2005, the Company paid an aggregate cash dividend of $5,383 to stockholders of record at the close of business on June 30, 2005.

On July 19, 2005, the Company announced that it had declared a cash dividend of $0.08 per share on the outstanding shares of its common stock.  This dividend will be paid on August 17, 2005 to stockholders of record at the close of business on August 1, 2005.

On July 22, 2005, the Company used an additional $25,000 in proceeds from the sale of Orland Park Place to the joint venture to pay down its line of credit with KeyBank N.A.  This left an outstanding balance of $90,000.

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

Executive Summary

We are in the business of owning and operating Neighborhood Retail Centers (gross leasable areas ranging from 5,000 to 150,000 square feet) and Community Centers (gross leasable areas ranging from 150,000 to 300,000 square feet).  We are a self-administered REIT formed under Maryland law.  Our investment properties are located primarily within an approximate 400-mile radius of our headquarters in Oak Brook, Illinois.  Additionally, we own and acquire single-user retail properties located throughout the United States.  We are also permitted to construct or develop properties or render services in connection with such development or construction.  As of June 30, 2005, we owned an interest in 143 investment properties.

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

We consider Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for a REIT that provides a supplemental measure of a REIT's operating performance because along with cash flows from operating, investing and financing activities, it provides a measure of a REIT's ability to incur and service debt and make capital expenditures and acquisitions.  As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO means net income computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"), excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO in conjunction with our acquisition policy to determine investment capitalization strategy and we also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives received based on our performance.

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

We look at several factors to measure our operating performance:

To measure our operating results to those of other retail real estate owners/operators in our area, we compare:

•

occupancy percentage; and

•

our rental rates to the average rents charged by our competitors in similar centers.

To measure our operating results to those of other REITS, we compare:

•

company-wide growth in income or FFO;

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

During the six months ended June 30, 2005, we acquired five investment properties totaling approximately 1,011,000 square feet for $139,148.  Additionally, we sold an 18,525 square foot Ace Hardware, which was part of one of our existing investment properties, approximately one acre of land at another of our investment properties and we contributed three and sold one investment property into joint ventures.  Total proceeds from these sales were $46,830.  During the year ended December 31, 2004, we acquired six additional investment properties totaling approximately 567,000 square feet for $78,049.  Additionally, we sold four investment properties and contributed seven into joint ventures.  Total proceeds from these sales were $27,671, net of closing costs.  We did not receive any proceeds from contributing the properties to the joint ventures.

Critical Accounting Policies

General.  On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release ("FRR") No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies."  A critical accounting policy is one that would materially affect our operating results or financial condition, and requires management to make estimates or judgments in certain circumstances.  We believe that our most critical accounting policies relate to how we value our investment properties and determine whether assets are held for sale, recognize rental income and lease termination income, our cost capitalization and depreciation policies and consolidation/equity accounting policies.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  The purpose of FRR 60 is to provide stockholders with an understanding of how management forms these policies.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and if necessary we conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of, and for the three and six months ended, June 30, 2005.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the cost avoidance associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as an adjustment to amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of June 30, 2005, we had not allocated any amounts to customer relationships because we already have customer relationships with significant tenants at the properties we have acquired.

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

Assets Held for Sale.  In determining whether to classify an asset as held for sale, we consider the following criteria, whether (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale, in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

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

From time to time, we may decide not to sell certain properties that were previously held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale (adjusted for depreciation expense) or the fair value at the decision date not to sell.  As of December 31, 2004, we had classified Dominick's located in Glendale Heights, Illinois, and as of March 31, 2005 we had classified Crestwood Plaza, located in Crestwood, Illinois and Calumet Square located in Calumet, Illinois as held for sale.  During the three and six months ended June 30, 2005, we decided not to sell these properties.  Additionally, at March 31, 2005 we had classified Dominick's, located in Highland Park, Illinois as held for sale.  During the three months ended June 30, 2005, we contributed this property to a joint venture.  In connection with the reclassification of the properties from held for sale to continuing operations, we recorded adjustments for depreciation expense of $1,036 and $1,056 for the three and six months ended June 30, 2005, respectively.

Recognition of Rental and Additional Rental Income.  Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as "straight-lining" rent, generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of "straight-lining," cash collected exceeded rental income by $294 for the six months ended June 30, 2005 and rental income exceeded the cash collected for such rent by $906 for the six months ended June 30, 2004.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase to both deferred rent receivable and rental income in the accompanying Consolidated Statements of Operations.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease to both deferred rent receivable and rental income in the accompanying Consolidated Statements of Operations.  In accordance with Staff Accounting Bulletin 101, we defer recognition of contingent rental income, such as percentage/excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectibility of outstanding receivables.  Allowances are taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

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

Consolidation/Equity Accounting Policies.  We consolidate the operations of a joint venture if we determine that we are the primary beneficiary of a variable interest entity or have substantial influence and control of the entity.  The primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual returns, or both.  There are significant judgments and estimates involved in determining who the primary beneficiary is.  In accordance with FASB Interpretation No. 46R ("FIN 46"), the assets, liabilities and results of operations of a variable interest entity should be included in the consolidated financial statements of the primary beneficiary.  In addition, we consolidate the operations of a joint venture when we determine the joint venture is not a variable interest entity, however we exercise significant influence and have the ability to control the joint venture.  The third party's interest in these consolidated entities is reflected as minority interest in our consolidated financial statements.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consist of cash and short-term investments.  Cash and cash equivalents at June 30, 2005 and December 31, 2004 were $79,952 and $35,508, respectively.  We consider all demand deposits, money market accounts and investment in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  We believe that the risk is not significant, as we do not anticipate the financial institutions' non-performance.

Income generated from our investment properties is the primary source from which we generate cash.  The table below presents lease payments to be received in the future from properties that we owned as of June 30, 2005.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), our draws on the line of credit with KeyBank N.A. and proceeds from financings secured by our investment properties.  If necessary, such as for new acquisitions, we can generate cash flow by entering into financing arrangements or possible joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties and to repay draws on the line of credit.

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

2005	$124,171
2006	119,085
2007	108,335
2008	95,758
2009	82,039
Thereafter	440,057

Total	$969,445

As of June 30, 2005, we owned interests in 143 investment properties.  Of the 143 investment properties owned, 21 are currently unencumbered by any indebtedness.  We generally limit our indebtedness to approximately 50% of the original purchase price, or current market value if higher, of the investment properties in the aggregate.  These 21 unencumbered investment properties were purchased for an aggregate purchase price of approximately $104,600 and would therefore yield at least $52,300 in additional cash from financing, using this standard.  In the aggregate, all of our 143 investment properties are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $0.96 per share on an annual basis.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 and thereafter based on debt outstanding at June 30, 2005:

2005	$58,274
2006	67,904
2007	43,566
2008(a)	244,715
2009	39,019
Thereafter	305,823

Total	$759,301

(a)

Included in the debt maturing during 2008 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2005, we were in compliance with such covenants.

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended June 30, 2005 and 2004:

	2005	2004

Net cash provided by operating activities	$44,086	39,101

Net cash used in investing activities	$(34,628)	(25,547)

Net cash provided by (used in) financing activities	$34,986	(29,099)

Statements of Cash Flows

Cash provided by operating activities during the six months ended June 30, 2005 increased $4,985, as compared to the six months ended June 30, 2004, mainly due to cash flows from operations generated by properties acquired in 2005 and 2004, subsequent to the dates of their acquisitions.  Additionally, we received $6,100 from Dominick's Finer Food to terminate its lease at the Highland Park location.  This fee is included in lease termination income on our Consolidated Statements of Operations for the six months ended June 30, 2005.  Our cash from operations were reduced for the six months ended June 30, 2005 by the contribution of the properties to our joint ventures.  We received cash from operations for these properties during the six months ended June 30, 2004.

Net cash used in investing activities increased by $9,081 as we acquired five investment properties during the six months ended June 30, 2005 at a cost of $77,616 and generating $46,830 of disposition proceeds, as compared to the acquisition of three investment properties during the six months ended June 30, 2004 at a cost of $31,136 and generating $5,229 of disposition proceeds during the six months ended June 30, 2004.

Net cash provided by financing activities was $34,986 during the six months ended June 30, 2005, as compared to net cash used in financing activities of $29,099 during the six months ended June 30, 2004, as we received more proceeds from our line of credit, net of less loan proceeds received and loan payoffs, during the six months ended June 30, 2005.  Additionally, we received less proceeds from shares issued under our DRP.

Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2005 and 2004.  As of June 30, 2005, we owned 28 single-user retail properties, 90 Neighborhood Retail Centers and 25 Community Centers.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same three and six month periods during each year.  A total of 121 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.1 million square feet.  A total of 9 investment properties, those that have been acquired, during the three and six months ended June 30, 2005 and the year ended December 31, 2004 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 78% of the square footage of our portfolio at June 30, 2005.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.  In addition to "same store" income growth, we anticipate an increase in total net operating income from continued acquisition activity during 2005.

Net income available to common stockholders and net income available to common stockholders per weighted average common share for the three and six months ended June 30, 2005 and 2004 are summarized below:

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004

Net income available to common stockholders	$10,732	11,275	24,836	23,161

Net income available to common stockholders per weighted average common share – basic and diluted	$0.16	0.17	0.37	0.35

Weighted average number of common shares outstanding – basic	67,202	66,281	67,133	66,042

Weighted average number of common shares outstanding – diluted	67,251	66,331	67,182	66,092

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income,  interest, depreciation, amortization and bad debt expense for the three and six months ended June 30, 2005 and 2004 along with reconciliation to income from continuing operations, calculated in accordance with GAAP.

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004

Rental and additional rental income (excluding straight-line rental income):
"Same store" investment properties, 121 properties, approximately 10.1 million square feet	$39,057	37,972	80,224	78,428
"Other investment properties,” 9 properties, approximately 935,000 square feet	5,312	7,022	9,220	13,875

Total rental and additional rental income	44,369	44,994	89,444	92,303

Property operating expenses:
"Same store" investment properties (excluding interest, depreciation, amortization and bad debt expense)	$10,877	11,377	24,989	24,175
"Other investment properties" (excluding interest, depreciation, amortization and bad debt expense)	940	2,246	2,909	4,578

Total property operating expenses	11,817	13,623	27,898	28,753

Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	$28,180	26,595	55,235	54,253
"Other investment properties"	4,372	4,776	6,311	9,297

Total net operating income	32,552	31,371	61,546	63,550

Other income:
Straight-line rental income	448	237	(287)	905
Lease termination income	113	618	6,267	618
Other property income	241	222	410	376
Other income	1,056	985	1,717	1,658

Other expenses:
Bad debt expense	(346)	743	(674)	(310)
Depreciation and amortization	(11,357)	(9,513)	(20,797)	(18,905)
Stock exchange listing expenses	-	(740)	(62)	(740)
General and administrative expenses	(2,090)	(2,244)	(4,102)	(3,957)
Interest expense	(10,799)	(10,839)	(21,003)	(21,559)
Minority interest	(178)	(218)	(432)	(434)
Equity in earnings of unconsolidated joint ventures	944	-	1,933	-

Income from continuing operations	$10,584	10,622	24,516	21,202

On a "same store" basis, (comparing the results of operations of the investment properties owned during the three and six months ended June 30, 2005 with the results of the same investment properties during the three and six months ended June 30, 2004), property net operating income increased by $1,585 with total rental income and tenant recoveries increasing by $1,085 and total property operating expenses decreasing by $500 for the three months ended June 30, 2005.  Property net operating income increased by $982 with total rental income and tenant recoveries increasing by $1,796 and total property operating expenses increasing by $814 for the six months ended June 30, 2005.

Total rental income and tenant recoveries for the three months ended June 30, 2005 and 2004 were $44,369 and $44,994, respectively, and for the six months ended June 30, 2005 and 2004 these amounts were $89,444 and $92,303, respectively.  The primary reason for these decreases was a decrease in rental income and tenant recoveries due to the contribution of investment properties to the New York State Teachers' Retirement System ("NYSTRS") joint venture during 2004 and 2005, which was partially offset by new acquisitions during the three and six months ended June 30, 2005.

Lease termination income is higher during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004 due in most part to a lease termination fee received from Dominick's Finer Food.  On February 18, 2005, we received $6,100 from Dominick's Finer Food to terminate its lease at the Highland Park location.

Stock exchange listing expenses decreased for the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004.  We incurred approximately $740 in expenses related to our listing on the New York Stock Exchange ("NYSE") during the six months ended June 30, 2004.  This included travel expenses related to the road show, legal fees, approximately $333 for the engagement of an investment banking firm to assist with the listing and the initial $250 NYSE listing fee.  During the six months ended June 30, 2005, we paid $62 for the NYSE annual listing fee.

Joint Ventures

On February 1, 2001, a wholly-owned subsidiary of ours entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana.  Each partner's initial equity contribution was $500.  In addition, we have committed to lend the LLC up to $17,800.  Draws on the loan bear interest at a rate of 9% per annum, with interest only paid monthly on average outstanding balances.  The loan is secured by the property and had an initial maturity date of January 31, 2006.

Through December 31, 2003, we had accounted for our investment in this joint venture under the equity method of accounting because we were not the managing member and did not have the ability to control the joint venture.  We adopted FASB Interpretation No. 46R ("FIN 46R") on January 1, 2004.  In accordance with FIN 46R, we evaluated this joint venture and determined that we were the primary beneficiary in this variable interest entity.  As a result, the accounts of the joint venture were consolidated with our financial statements for financial reporting purposes.

On June 30, 2005, we entered into a buy-out and restructuring agreement.  A wholly owned subsidiary of Tri-Land Properties, Inc. purchased our entire economic interest in this joint venture and paid additional interest and preferred returns totaling $1,000.  This payment was made in the form of $500 in cash and the remaining $500 was funded through an increase in the outstanding mortgage loan balance.  We will continue to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The terms of the loan were revised with the June 30, 2005 agreement.  We agreed to lend Tri-Land Properties, Inc. up to $21,500.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid current and the remaining 3% to be accrued and paid upon maturity.  Tri-Land Properties Inc. has guaranteed $1,000 of this mortgage receivable.  As a result of the agreement, we re-evaluated the criteria for primary beneficiaries under FIN 46R and determined that we are no longer the primary beneficiary in this variable interest entity and, therefore, deconsolidated the joint venture effective June 30, 2005.  We have recorded a deferred gain of $3,193 as we did not qualify for gain recognition due to our lack of initial and continuing involvement.

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

In connection with the partial sale of Hastings Marketplace to the venture, we recognized a gain of approximately $76.  The gain and operations were not recorded as discontinued operations because of our continuing ownership interest in this shopping center.  We account for our interest in the venture using the equity method of accounting as we have significant influence over, but not control of, the major operating and financial policies of the joint venture.  We share equally in the profits and losses of the joint venture, which are reflected as equity in earnings of unconsolidated joint ventures on the accompanying Consolidated Statements of Operations.

Effective October 8, 2004, we formed a strategic joint venture with the New York State Teachers' Retirement System ("NYSTRS").  The joint venture has been formed to acquire Neighborhood Retail Centers and Community Centers, with an estimated value of approximately $174,000, located in the Chicago and Minneapolis areas.  In addition, the joint venture anticipates acquiring up to an additional $400,000 of Neighborhood Retail Centers and Community Centers located in the targeted markets of Illinois, Wisconsin and Minnesota.  During 2004, we contributed six properties, with an approximate fair value of $140,000.  During the three months ended June 30, 2005, we contributed an additional two retail centers with an approximate fair value of $34,000 to complete our initial contribution of eight retail centers with an approximate net equity value of $100,000.  NYSTRS contributed approximately $8,500 of equity capital when we contributed these two remaining properties to the venture.  As of June 30, 2005, NYSTRS had contributed approximately $47,000.  In addition, NYSTRS has committed to contribute, subject to satisfying certain conditions, such as lender consents, an additional $100,000 for future acquisitions, for a total contribution of approximately $150,000.  We have also agreed to invest, subject to satisfying certain conditions such as lender consents, an additional $50,000 in the joint venture.  The joint venture will acquire additional assets using leverage, consistent with its existing business plan, of 50% of the original purchase price, or current market value if higher, during the next two years to achieve its investment objectives.  During the six months ended June 30, 2005, the joint venture acquired an additional investment property, Orland Park Place, which was the first of the new acquisitions targeted for co-investment.  We are the managing member of the venture and earn fees for providing property management, acquisition and leasing services to the venture.  The profits and losses of the joint venture are shared equally between NYSTRS and us, except for the interest earned on the initial invested funds, of which we are allocated 95%.

The operations of the properties we contributed are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  We account for our interest in the venture using the equity method of accounting as we have significant influence over, but not control of, the major operating and financial policies of the joint venture.  We share equally in the profits and losses of the joint venture, which are reflected as equity in earnings of unconsolidated joint ventures on the accompanying Consolidated Statements of Operations.  The difference between our investment in the joint venture and the amount of the underlying equity in net assets of the joint venture is due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of our contribution to the joint venture.  Such differences are amortized over the depreciable lives of the joint venture's property assets.  For the three and six months ended June 30, 2005, we recorded $337 and $714, respectively of amortization of this basis difference.

Effective June 16, 2005, we formed a strategic joint venture with Tucker Development Corporation ("TDC").  We contributed Park Avenue Centre (formerly known as Dominick's Highland Park) to the joint venture as our capital contribution.  TDC will provide construction management, development supervision and leasing services.  During the period of joint ownership, operating proceeds from the property will be split equally, with the exception of debt service on the construction loan.  Following completion of the redevelopment, we have the option to purchase TDC's interest in the joint venture or the property can be sold to a third party with the proceeds from the sale split proportionately between each partner.

The operations of the property we contributed are not recorded as discontinued operations because of our continuing involvement with this shopping center.  In accordance with FIN 46R, we have evaluated this joint venture and determined that we are the primary beneficiary in this variable interest entity.  As a result, the accounts of the joint venture were consolidated with our financial statements for financial reporting purposes.

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

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004

Net income	$10,732	11,275	24,836	23,161
Gain on sale of investment properties	(64)	(165)	(64)	(1,038)
Gain on non-operating property	33	-	33	-
Equity in depreciation of unconsolidated ventures	796	-	1,501	-
Amortization on in-place lease intangibles	940	350	1,539	669
Amortization on leasing commissions	193	213	348	388
Depreciation, net of minority interest	9,921	8,719	18,370	17,487

Funds From Operations	$22,551	20,392	46,563	40,667

Net income available to common stockholders per weighted average common share – basic and diluted	$0.16	0.17	0.37	0.35

Funds From Operations, per weighted average common share – basic and diluted	$0.34	0.31	0.69	0.62

Weighted average number of common shares outstanding, basic	67,202	66,281	67,133	66,042

Weighted average number of common shares outstanding, diluted	67,251	66,331	67,182	66,092

`

EBITDA is defined as earnings (losses) from operations excluding: (1) interest expense; (2) income tax benefit or expenses; (3) depreciation and amortization.  We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance.  By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and capital structure.  By excluding depreciation and amortization expense, we believe we can more accurately assess the performance of our portfolio.  Because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements, it does not reflect the amount of capital needed to maintain our properties nor does it reflect trends in interest costs due to changes in interest rates or increases in borrowing.  EBITDA should be considered only as a supplement to net earnings and may be calculated differently by other equity REITs.

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004

Income From Continuing Operations	$10,584	10,622	24,516	21,202
Income From Discontinued Operations	84	487	256	920
Interest Expense	10,799	10,839	21,003	21,559
Interest Expense Associated with Discontinued Operations	4	133	21	144
Interest Expense Associated with Unconsolidated Ventures	1,275	-	2,264	-
Depreciation and Amortization	11,357	9,513	20,797	18,905
Depreciation and Amortization Associated with Discontinued Operations	21	34	24	272
Depreciation and Amortization Associated with Unconsolidated Ventures	1,597	-	3,011	-

EBITDA	$35,721	31,628	71,892	63,002

Total Interest Expense	$12,078	10,972	23,288	21,703

EBITDA: Interest Expense Coverage Ratio	$3.0 x	2.9 x	3.1 x	2.9 x

The following table lists the approximate physical occupancy levels for our investment properties as of the end of each quarter during 2005 and 2004.  N/A indicates we did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05	06/30/05
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

22nd St. Plaza Outlot, Oakbrook Terrace, IL	10,052	100	100	0	100	65	65
Ameritech, Joliet, IL	4,504	100	100	100	100	100	100
Aurora Commons, Aurora, IL	126,908	100	99	98	98	98	98
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100	100
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100	100
Baytowne Square, Champaign, IL	118,842	88	88	89	98	99	99
Bergen Plaza, Oakdale, MN	272,233	98	98	98	98	98	98 (a)
Berwyn Plaza, Berwyn, IL	18,138	26	26	100	26	26	21
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	80	80	88	91	91	91
Burnsville Crossing, Burnsville, MN	91,015	100	100	98	99	99	99
Butera Market, Naperville, IL	67,632	100	100	100	100	100	100
Byerly's Burnsville, Burnsville, MN	72,365	100	100	100	100	100	96 (a)
Calumet Square, Calumet City, IL	37,656	100	100	100	100	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	100	98	95	95	93	96
Chatham Ridge, Chicago, IL	175,774	100	100	92	95	94	93 (c)
Chestnut Court, Darien, IL	170,027	99	97	87	88	89	99
Circuit City, Traverse City, MI	21,337	100	100	100	100	0	0 (a)
Cliff Lake Centre, Eagan, MN	73,582	98	100	100	100	96	96
Cobblers Crossing, Elgin, IL	102,643	99	96	96	96	96	100 (c)
Crestwood Plaza, Crestwood, IL	20,044	100	100	100	100	68	100
Crystal Point, Crystal Lake, IL	358,423	0	0	100	100	100	100
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0	0	0	0	0	0 (a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0	0 (a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100	100
Cub Foods, Arden Hills, MN	68,442	100	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	98	98	98	98	98	98
Deer Trace II, Kohler, WI	24,410	N/A	N/A	79	90	100	100

	Gross
	Leasable
	Area	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05	06/30/05
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Disney, Celebration, FL	166,131	100	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100	100
Dominick's, Hammond, IN	71,313	100	100	100	100	100	100
Dominick's, Highland Park, IL	71,442	100	100	100	0	0	0 (c)
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	0	0	0	0	0	0
Downers Grove Mkt, Downers Grove, IL	104,449	99	99	99	99	99	99
Eastgate Shopping Center, Lombard, IL	132,145	93	92	92	88	93	89 (a)
Eckerd Drug, Chattanooga, TN	10,908	100	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	97	100	100	100	97	97 (a)
Elmhurst City Center, Elmhurst, IL	39,090	97	97	97	97	97	97
Fashion Square, Skokie, IL	84,580	88	88	72	75	96	96
Fashion Square II, Skokie, IL	7,151	N/A	N/A	N/A	100	100	100
Forest Lake Marketplace, Forest Lake, MN	93,853	92	92	96	98	98	98 (c)
Four Flaggs, Niles, IL	306,661	84	87	99	100	98	99 (a)
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	100	100	100	100	100	96
Goodyear, Montgomery, IL	12,903	100	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	100	100	100
Greentree Center, Caledonia, WI	157,398	N/A	N/A	N/A	N/A	93	94
Greentree Outlot, Caledonia, WI	6,000	N/A	N/A	N/A	N/A	100	100
Hartford Plaza, Naperville, IL	43,762	100	97	97	100	97	100
Hastings Marketplace, Hastings, MN	97,535	88	88	94	94	96	97 (b) (c)
Hawthorn Village, Vernon Hills, IL	98,806	98	100	100	100	98	98
Hickory Creek Market, Frankfort, IL	55,831	89	93	90	97	94	89
High Point Center, Madison, WI	86,004	87	87	87	92	88	90
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	8	8	8	100	100	100
Iroquois Center, Naperville, IL	140,981	71	71	71	65	65	98
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	79	79	100	79	79	79
Lake Park Plaza, Michigan City, IN	229,639	74	74	73	74	74	74 (a)
Lansing Square, Lansing, IL	233,508	99	89	89	99	89	89 (a)
Mallard Crossing, Elk Grove Village, IL	82,929	30	32	100	99	100	100
	Gross
	Leasable
	Area	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05	06/30/05
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Mankato Heights, Mankato, MN	139,916	98	100	100	100	100	100
Maple Grove Retail, Maple Grove, MN	79,130	97	97	97	97	97	97
Maple Park Place, Bolingbrook, IL	227,795	71	73	91	100	97	97
Maple Plaza, Downers Grove, IL	31,196	100	100	94	100	100	95
Mapleview, Grayslake, IL	115,038	N/A	N/A	N/A	N/A	95	95
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100	100 (c)
Medina Marketplace, Medina, OH	72,781	100	100	100	100	100	100
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	68,056	98	95	98	98	100	100
Nantucket Square, Schaumburg, IL	56,981	96	94	94	94	74	74 (a)
Naper West, Naperville, IL	164,812	85	83	88	85	88	89 (a)
Naper West Ph II, Naperville, IL	50,000	73	73	73	73	73	73
Niles Shopping Center, Niles, IL	26,109	68	68	83	83	83	71
Northgate Center, Sheboygan, WI	74,200	N/A	N/A	N/A	N/A	N/A	95
Oak Forest Commons, Oak Forest, IL	108,330	32	32	32	32	32	32 (a)
Oak Forest Commons III, Oak Forest, IL	7,424	88	88	88	88	88	88
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	100	100	94	94	100	96
Orland Park Place I, Orland Park, IL	599,194	N/A	N/A	N/A	N/A	N/A	87(a)(b)(c)
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100	100
Park Center Plaza, Tinley Park, IL	194,599	100	99	99	99	98	98 (a)
Park Place Plaza, St. Louis Park, MN	84,999	98	100	100	100	100	100
Park Square, Brooklyn Park, MN	137,116	54	54	54	55	38	46 (a)
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	96	96	97	97	97	98
Plymouth Collection, Plymouth, MN	45,915	100	100	100	100	100	100
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	100	100	100	100	100	100
Randall Square, Geneva, IL	216,485	95	99	99	100	99	100 (c)
Regal Showplace, Crystal Lake, IL	94,860	N/A	N/A	N/A	N/A	96	96
Regency Point, Lockport, IL	54,841	100	100	100	100	100	100
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	100	100
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05	06/30/05
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Riverplace Center, Noblesville, IN	74,414	93	95	98	94	94	92 (a)
River Square Center, Naperville, IL	58,260	95	95	94	92	92	97
Rivertree Court, Vernon Hills, IL	298,862	97	98	99	99	98	97 (a)
Rochester Marketplace, Rochester, MN	69,914	90	90	95	91	91	91
Rose Naper Plaza East, Naperville, IL	11,658	89	100	100	100	100	100
Rose Naper Plaza West, Naperville, IL	14,335	100	100	89	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100	100
Salem Square, Countryside, IL	112,310	95	95	100	100	100	100
Schaumburg Plaza, Schaumburg, IL	61,485	100	81	91	91	91	91
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	100	100	100	100
Sears, Montgomery, IL	34,300	100	100	100	100	100	96 (a)
Shakopee Valley, Shakopee, MN	146,430	100	99	99	100	100	100
Shannon Square Shoppes, Arden Hills, MN	29,196	N/A	100	100	100	100	100
Shingle Creek, Brooklyn Center, MN	39,456	80	80	77	82	85	85
Shoppes of Mill Creek, Palos Park, IL	102,422	100	100	100	100	100	100 (c)
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	10	18	18	18	18	18
Shops at Orchard Place, Skokie, IL	165,141	92	84	88	89	90	90
Six Corners, Chicago, IL	80,650	88	88	73	72	72	97
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	95	92	100	89	89	92
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100	100
St. James Crossing, Westmont, IL	49,994	80	98	95	95	92	90 (a)
Staples, Freeport, IL	24,049	100	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	93	98	98	98	98	95 (a)
Terramere Plaza, Arlington Heights, IL	40,965	96	85	85	80	79	75 (a)
Thatcher Woods, River Grove, IL	193,313	98	97	99	99	98	98 (c)
Townes Crossing, Oswego, IL	105,989	99	100	100	100	100	100
Two Rivers Plaza, Bolingbrook, IL	57,900	97	78	97	97	100	100
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100	100
University Crossing, Mishawaka, IN	136,430	88	88	98	98	99	99 (a)
V. Richard's Plaza, Brookfield, WI	107,952	98	96	98	98	97	96
Village Ten Center, Coon Rapids, MN	211,568	98	98	98	98	98	98
Walgreens, Decatur, IL	13,500	100	100	100	100	100	0 (a)
Walgreens, Jennings, MO	15,120	100	100	100	100	100	100
Walgreens, Woodstock, IL	15,856	100	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05	06/30/05
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Wauconda Shopping Ctr, Wauconda, IL	31,357	100	100	100	100	100	100
West River Crossing, Joliet, IL	32,452	83	88	91	95	96	100
Western and Howard, Chicago, IL	11,974	100	100	100	100	100	100
Wilson Plaza, Batavia, IL	11,160	100	78	78	78	88	88
Winnetka Commons, New Hope, MN	42,415	65	89	89	89	89	86 (a)
Wisner/Milwaukee Plaza, Chicago, IL	14,677	90	100	100	100	100	100
Woodfield Comm E/W, Schaumburg, IL	207,452	100	100	100	92	92	93 (b) (c)
Woodfield Plaza, Schaumburg, IL	177,160	91	91	94	94	94	100
Woodland Commons, Buffalo Grove, IL	170,398	91	93	97	99	97	98 (a)
Woodland Heights, Streamwood, IL	120,436	87	87	87	87	90	90
	13,003,198

(a)

We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 57% to 100% at June 30, 2005 for each of these centers.

(b)

From time to time, we receive payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  GAAP requires us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of June 30, 2005, the Company had four investment properties, University Crossing, located in Mishawaka, Indiana; Hastings Marketplace, located in Hastings, Minnesota; Woodfield Commons, located in Schaumburg, Illinois; and Deer Trace II, located in Kohler, Wisconsin subject to master lease agreements.

(c)

These properties are owned through joint ventures.  See footnote 3 to the financial statements for further information regarding our joint ventures.

Subsequent Events

On July 8, 2005, we used $25,000 in proceeds from the sale of Orland Park Place to the joint venture to pay down our line of credit with KeyBank N.A.  This left an outstanding balance of $115,000.

On July 18, 2005, we paid an aggregate cash dividend of $5,383 to stockholders of record at the close of business on June 30, 2005.

On July 19, 2005, we announced that we had declared a cash dividend of $0.08 per share on the outstanding shares of our common stock.  This dividend will be paid on August 17, 2005 to stockholders of record at the close of business on August 1, 2005.

On July 22, 2005, we used an additional $25,000 in proceeds from the sale of Orland Park Place to the joint venture to pay down our line of credit with KeyBank N.A.  This left an outstanding balance of $90,000.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2005 we had no material derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will generally enter into derivative transactions that satisfy the aforementioned criteria only.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 and thereafter, based on debt outstanding at June 30, 2005 and weighted average interest rates for the debt maturing in each specified period.

	2005	2006	2007	2008	2009	Thereafter

Fixed rate debt	54,624	34,592	28,668	104,715	39,019	291,556
Weighted average interest rate	7.20%	8.06%	6.91%	6.57%	6.12%	4.93%

Variable rate debt	3,650	33,312	14,898	140,000	-	14,267
Weighted average interest rate	4.41%	5.37%	4.91%	4.67%	-	3.76%

The table above does not reflect indebtedness incurred after June 30, 2005.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages is estimated to be $65,789 for mortgages which bear interest at variable rates and $551,292 for mortgages which bear interest at fixed rates.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At June 30, 2005, approximately $65,789, or 9%, of our mortgages payable have variable interest rates averaging 4.89%.  An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $165.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of June 30, 2005, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on June 23, 2005.  The following proposals were voted on at the meeting:

(1)  The stockholders of the Company elected to the board all nine director nominees with the following votes:

Nominee	For	Withheld

Roland W. Burris (Independent Director)	54,162,906	866,781
Thomas P. D'Arcy(Independent Director)	54,209,206	820,481
Daniel L. Goodwin (Director)	43,457,106	11,572,581
Joel G. Herter (Independent Director)	54,182,920	846,767
Heidi N. Lawton (Independent Director)	54,055,639	974,048
Thomas H. McAuley (Director)	54,206,562	823,125
Thomas R. McWilliams (Independent Director)	54,191,828	837,859
Robert D. Parks (Director)	54,202,061	827,626
Joel D. Simmons (Director)	54,062,540	967,147

(2)   The stockholders of the Company ratified the appointment of KPMG LLP as our independent public accounting firm for the fiscal year ending December 31, 2005.  Stockholders holding 54,482,394 shares voted in favor of the proposal, stockholders holding 159,802 shares voted against the proposal and stockholders holding 387,491 shares abstained from voting on this proposal.

(3)   The stockholders of the Company voted to approve our 2005 Equity Award Plan.  Stockholders holding 26,160,078 shares voted in favor of the proposal, stockholders holding 15,135,382 shares voted against the proposal and stockholders holding 703,893 shares abstained from voting on this proposal.

(4)   The stockholders of the Company voted to approve the amendment to our Third Articles of Amendment and Restatement in order to increase the number of shares of common stock authorized for issuance from 100 million to 500 million shares of common stock.  Stockholders holding 36,520,662 shares voted in favor of the proposal, stockholders holding 17,909,812 shares voted against the proposal and stockholders holding 599,213 shares abstained from voting on this proposal.

(5)   The stockholders of the Company voted to approve the amendment to our Third Articles of Amendment and Restatement to clarify that the ownership limitations set forth in Article VIII cannot, and do not, impede the settlement of any transactions entered into through the New York Stock Exchange or any national securities exchange or automated inter-dealer quotation system.  Stockholders holding 54,087,833 shares voted in favor of the proposal, stockholders holding 345,857 shares voted against the proposal and stockholders holding 595,997 shares abstained from voting on this proposal.

Item 5.  Other Information

Not Applicable.

Item 6.

Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference:

Item No.

Description

3.1

Fourth Articles of Amendment and Restatement of the Registrant (*)

3.2

Amended and Restated Bylaws of the Registrant (1)

4.1

Specimen Stock Certificate (2)

4.2

Amended and Restated Dividend Reinvestment Plan of the Registrant (3)

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

(2)

Incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

(3)

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

INLAND REAL ESTATE CORPORATION

/s/ ROBERT D. PARKS

By:	Robert D. Parks
President and Chief Executive Officer (principal
executive officer)
Date:	August 8, 2005

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	August 8, 2005