Form 10-Q
period 2005-09-30
INLAND REAL ESTATE CORP
filed 2005-11-09
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ❑ No ☒

As of November 8, 2005, there were 67,449,273 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(In thousands except per share data)

Assets

	September 30, 2005 (unaudited)	December 31, 2004 (audited)
Investment properties:
Land	$316,707	318,361
Construction in progress	1,132	1,326
Building and improvements	871,833	862,647

	1,189,672	1,182,334
Less accumulated depreciation	180,909	156,854

Net investment properties	1,008,763	1,025,480

Cash and cash equivalents	32,972	35,508
Investment in securities (net of an unrealized gain of $674 and $114 at September 30, 2005 and December 31, 2004, respectively)	13,360	5,978
Assets held for sale (net of accumulated depreciation of $829 and $6,402 at September 30, 2005 and December 31, 2004, respectively)	3,215	28,400
Restricted cash	4,103	4,226
Accounts and rents receivable (net of provision for doubtful accounts of $2,672 and $2,710 at September 30, 2005 and December 31, 2004, respectively)	31,826	29,646
Mortgage receivable	11,165	-
Investment in and advances to joint venture	51,479	42,789
Deposits and other assets	2,444	4,433
Acquired above market lease intangibles (net of accumulated amortization of $1,680 and $1,648 at September 30, 2005 and December 31, 2004, respectively)	4,017	5,966
Acquired in-place lease intangibles (net of accumulated amortization of $3,816 and $2,218 at September 30, 2005 and December 31, 2004, respectively)	20,145	18,404
Leasing fees (net of accumulated amortization of $1,239 and $1,189 at September 30, 2005 and December 31, 2004, respectively)	2,739	2,467
Loan fees (net of accumulated amortization of $3,222 and $4,780 at September 30, 2005 and December 31, 2004, respectively)	4,687	3,795

Total assets	$1,190,915	1,207,092

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets (continued)
September 30, 2005 and December 31, 2004
(In thousands except per share data)

Liabilities and Stockholders' Equity

	September 30, 2005 (unaudited)	December 31, 2004 (audited)
Liabilities:
Accounts payable and accrued expenses	$4,206	4,341
Acquired below market lease intangibles (net of accumulated amortization of $2,871 and $2,733 at September 30, 2005 and December 31, 2004, respectively)	7,826	7,456
Accrued interest	2,199	2,282
Accrued real estate taxes	23,069	22,520
Dividends payable	5,560	5,537
Security and other deposits	2,448	2,318
Mortgages payable	596,588	596,125
Line of credit	75,000	85,000
Prepaid rents and unearned income	3,017	4,073
Liabilities associated with assets held for sale	192	4,035
Other liabilities	6,654	971

Total liabilities	726,759	734,658

Minority interest	19,229	19,942

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at September 30, 2005 and December 31, 2004	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 67,408 and 67,025 Shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	674	670
Additional paid-in capital (net of offering costs of $58,816)	649,297	644,278
Deferred stock compensation	(911)	(580)
Accumulated distributions in excess of net income	(204,807)	(191,990)
Accumulated other comprehensive income	674	114

Total stockholders' equity	444,927	452,492

Commitments and contingencies

Total liabilities and stockholders' equity	$1,190,915	1,207,092

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three and nine months ended September 30, 2005 and 2004 (unaudited)
(In thousands except per share data)

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Revenues:
Rental income	$31,508	34,928	96,037	101,791
Tenant recoveries	11,502	12,255	36,130	38,600
Lease termination income	-	90	6,267	708
Other property income	210	166	620	543

Total revenues	43,220	47,439	139,054	141,642

Expenses:
Property operating expenses	4,806	5,867	16,956	18,416
Real estate tax expense	8,489	8,400	24,238	24,605
Bad debt expense	51	222	725	532
Depreciation and amortization	9,767	9,938	30,564	28,843
Stock exchange listing expenses	-	83	62	823
General and administrative expenses	2,339	1,979	6,441	5,936

Total expenses	25,452	26,489	78,986	79,155

Operating income	17,768	20,950	60,068	62,487

Other income	1,202	583	2,920	2,242
Gain on sale of investment properties	223	76	68	76
Interest expense	(10,118)	(10,641)	(31,121)	(32,200)
Minority interest	(300)	(206)	(732)	(641)
Equity in earnings (loss) of unconsolidated joint ventures	1,238	(328)	3,171	(328)

Income from continuing operations	10,013	10,434	34,374	31,636

Discontinued operations:
Income from discontinued operations (including gain on sale of investment properties of $263 and $3,426 for the three months ended September 30, 2005 and 2004, respectively and $481 and $4,465 for the nine months ended September 30, 2005 and 2004)	368	3,440	843	5,399

Net income available to common stockholders	10,381	13,874	35,217	37,035

Other comprehensive income:
Unrealized gain (loss) on investment securities	631	112	560	(1,273)

Comprehensive income	$11,012	13,986	35,777	35,762

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three and nine months ended September 30, 2005 and 2004 (unaudited)
(In thousands except per share data)

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004

Basic and diluted earnings available to common shares per weighted average common share:

Income from continuing operations	$0.15	0.16	0.51	0.48
Discontinued operations	-	0.05	0.01	0.08

Net income available to common stockholders per weighted average common share – basic and diluted	$0.15	0.21	0.52	0.56

Weighted average number of common shares outstanding – basic	67,309	66,770	67,192	66,285

Weighted average number of common shares outstanding – diluted	67,358	66,820	67,241	66,335

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statement of Stockholders' Equity
For the nine months ended September 30, 2005
(Dollars in thousands, except per share data)
(unaudited)

Nine months ended September 30, 2005
Number of shares
Balance at beginning of period	$67,025
Shares issued from DRP	341
Stock compensation	30
Exercise of stock options	14
Repurchase of fractional shares	(2)
Balance at end of period	67,408

Common Stock
Balance at beginning of period	670
Proceeds from DRP	4
Stock compensation	-
Exercise of stock options	-
Repurchase of fractional shares	-
Balance at end of period	674

Additional Paid-in capital
Balance at beginning of period	644,278
Proceeds from DRP	4,446
Stock compensation	457
Exercise of stock options	135
Repurchase of fractional shares	(19)
Balance at end of period	649,297

Deferred stock compensation
Balance at beginning of period	(580)
Stock compensation	(457)
Amortization of stock compensation	126
Balance at end of period	(911)

Accumulated distributions in excess of net income
Balance at beginning of period	(191,990)
Net income available to common stockholders	35,217
Distributions declared ($0.71, in the aggregate for the nine months ended September 30, 2005 per basic and diluted weighted average common share outstanding)	(48,034)
Balance at end of period	(204,807)

Accumulated other comprehensive income
Balance at beginning of period	114
Other comprehensive gain	560
Balance at end of period	674

Total stockholders’ equity	$444,927

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2005 and 2004 (unaudited)
(In thousands)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004

Cash flows from operating activities:
Net income	$35,217	37,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,564	28,747
Non-cash charges associated with discontinued operations	25	406
Amortization of deferred stock compensation	126	42
Amortization on acquired above market lease intangibles	694	622
Amortization on acquired below market lease intangibles	(1,478)	(1,098)
Gain on sale of investment properties	(549)	(4,541)
Minority interest	732	641
Equity in earnings (loss) from unconsolidated ventures	(3,171)	328
Rental income under master lease agreements	48	486
Straight line rental income	404	(1,690)
Provision for doubtful accounts	(70)	(316)
Interest on unamortized loan fees	1,267	1,816
Changes in assets and liabilities:
Restricted cash	(695)	1,305
Accounts and rents receivable	(1,325)	(2,822)
Deposits and other assets	1,052	(852)
Accounts payable and accrued expenses	745	806
Accrued interest payable	(98)	268
Accrued real estate taxes	738	1,449
Security and other deposits	196	76
Other liabilities	-	(2)
Prepaid rents and unearned income	(270)	(557)

Net cash provided by operating activities	$64,152	62,149

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2005 and 2004 (unaudited)
(In thousands)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Cash flows from investing activities:
Restricted cash	$817	6,356
Proceeds from sale of interest in joint venture	500	-
Other liabilities	3,311	-
Escrows held for others	(719)	(1,215)
Purchase of investment securities	(8,554)	(5,045)
Sale of investment securities	1,733	8,985
Additions to investment properties, net of amounts payable	(10,963)	(7,253)
Purchase of investment properties	(71,231)	(64,747)
Purchase of furniture, fixtures and equipment	(72)	-
Acquired above market lease intangibles	(132)	(901)
Acquired in place lease intangibles	(8,997)	(9,491)
Acquired below market lease intangibles	2,666	1,164
Proceeds from sale of investment property, net	63,955	27,671
Construction in progress	(1,132)	(3)
Distributions from joint venture	7,769	-
Investment in joint venture	(916)	(2,113)
Mortgage receivable	(236)	-
Leasing fees	(831)	(972)

Net cash used in investing activities	(23,032)	(47,564)

Cash flows from financing activities:
Proceeds from the DRP	4,451	16,085
Proceeds from exercise of options	135	-
Repurchase of shares	(19)	(2,123)
Loan proceeds	94,997	89,030
Proceeds from (pay downs on) unsecured line of credit	(10,000)	(25,000)
Loan fees	(2,397)	(1,381)
Dividends paid	(49,458)	(48,271)
Payoff of debt	(80,869)	(61,963)
Principal payments of debt	(496)	(283)

Net cash used in financing activities	(43,656)	(33,906)

Net decrease in cash and cash equivalents	(2,536)	(19,321)

Cash and cash equivalents at beginning of period	35,508	58,388

Cash and cash equivalents at end of period	$32,972	39,067

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2005 and 2004 (unaudited)
(In thousands)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004

Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties	$142,538	-
Assumption of mortgage debt	(61,625)	-

	$80,913	-

Proceeds from sale of investment properties	$-	36,241
Transfer of mortgage debt	-	(8,570)

	$-	27,671

Reclassification of common stock related to Put Agreement	$-	(35,000)

Contribution of properties and other assets, net of accumulated depreciation	$37,782	-
Debt associated with contribution of properties	(16,789)	-

	$20,993	-

Deferred gain on sale of interest in joint venture	$3,193	-

Dividends payable	$5,560	5,311

Cash paid for interest	$29,973	30,537

Impact of adoption and re-evaluation of FIN 46:

Assets:
Land, building and improvements and construction in progress, net	$(9,281)	9,538
Other assets	(480)	282

Total assets	$(9,761)	9,820

Total liabilities and equity	$(9,761)	1,428

Investment in and advances to joint venture at January 1, 2005 and 2004	$-	8,392

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005 (unaudited)
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

The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and consolidated joint ventures.  These entities are consolidated because the Company is either the primary beneficiary of a variable interest entity or has substantial influence and controls the entity.  The primary beneficiary is the party that absorbs a majority of the entity's expected residual returns and losses.  The third parties' interests in these consolidated entities are reflected as minority interest in the accompanying consolidated financial statements.  All inter-company balances and transactions have been eliminated in consolidation.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005 (unaudited)
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

Depreciation expense is computed using the straight-line method.  Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements.  The Company accounts for tenant allowances as tenant improvements.  Tenant improvements are depreciated over the life of the related lease.

Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income.  Acquired in-place leases and customer relationship values are amortized over the average lease term as a component of amortization expense.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in-place leases) and any assumed financing that is determined to be above or below market terms.  The Company uses the information contained in the third party appraisals as the primary basis for allocating the purchase price between land, building and improvements.  The aggregate value of other intangibles is measured based on the difference between the purchase price and the property valued as if vacant.

Amortization pertaining to the above market lease intangibles of $694 and $622 was recorded as a reduction to rental income for the nine months ended September 30, 2005 and 2004, respectively.  Amortization pertaining to the below market lease intangibles of $1,478 and $1,098 was recorded as an increase to rental income for the nine months ended September 30, 2005 and 2004, respectively.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $2,223 and $1,158 for the nine months ended September 30, 2005 and 2004, respectively.  The table below presents the amounts to be recorded for the amortization of intangibles over the next five years:

2005	$1,701
2006	1,717
2007	1,735
2008	1,882
2009	1,992

Total	$9,027

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2005 and 2004.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loan.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

Offering costs are offset against the Stockholders' equity accounts.  Offering costs consist principally of printing, selling and registration costs.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of September 30, 2005 and December 31, 2004, the Company held letters of credit for tenant security deposits totaling approximately $429 and $449, respectively.

Rental income is recognized on a straight-line basis over the term of each lease.  The difference between rental income earned on a straight-line basis and the cash rent due under provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of September 30, 2005, we had four investment properties subject to master lease agreements, of which three of them were owned through the Company's joint ventures.

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

As of September 30, 2005 and 2004, the Company had no material derivative instruments.  The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument.  The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose the Company to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instruments.  If a derivative terminates or is sold, the gain or loss is recognized.  The Company will generally enter into derivative transactions that satisfy the aforementioned criteria only.

Recent Accounting Principles

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement no. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29.  SFAS 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005.  SFAS 153 generally will no longer allow nonmonetary exchanges to be recorded at book value with no gain being recognized.  Nonmonetary exchanges will be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial substance criterion and fair value is determinable.  To prevent gain recognition on exchanges of real estate when the risks and rewards of ownership are not fully transferred, SFAS 153 precludes a gain from being recognized if the entity has significant continuing involvement with the real estate given up in the exchange.  Adoption did not have a material effect on the Company.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

In December 2004, the FASB issued SFAS No. 123R (revised 2004), ("SFAS No. 123R") “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.”  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The new standard will be effective for the Company in the first annual reporting period beginning after June 15, 2005.  Adoption is not expected to have a material effect on the Company.

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

In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights."  This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners' ownership interest in the limited partnership.  The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights.  Whether the presumption of control is overcome is a matter of judgement based on the facts and circumstances, for which the consensus provides additional guidance.  This consensus is currently applicable to the Company for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006.  This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership.  The Company is currently evaluating the effect of this consensus on its investment in and advances to joint venture.

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

Investment in securities at September 30, 2005 and 2004 are classified as available-for-sale securities.  Available-for-sale securities are recorded at fair value.  For the nine months ended September 30, 2005 and 2004, unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are calculated using the first in first out ("FIFO") method of accounting.  Dividend income is recognized when received.  The Company acquires stock on margin.  At September 30, 2005 the loan balance is $3,311 and is included in other liabilities on the consolidated balance sheets.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005 (unaudited)
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

Sales of investment securities available-for-sale during the nine months ended September 30, 2005 and 2004 resulted in gains on sale of $5 and $1,069, respectively.  These gains are included in other income in the accompanying consolidated statements of operations.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005 were as follows:

Less than 12 months	12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT stock	$2,398	(31)	733	(27)	3,131	(58)

Non-REIT stock	$1,133	(63)	372	(11)	1,505	(74)

(3)     Joint Ventures

On February 1, 2001, a wholly-owned subsidiary of the Company entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana.  Each partner's initial equity contribution was $500.  In addition, the Company had committed to lend the LLC up to $17,800.  Draws on the loan bear interest at a rate of 9% per annum, with interest only paid monthly on average outstanding balances.  The loan is secured by the property and had an initial maturity date of January 31, 2006.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

On June 30, 2005, the Company entered into a buy-out and restructuring agreement.  A wholly owned subsidiary of Tri-Land Properties, Inc. purchased the Company's entire economic interest in this joint venture for $1,000 including additional interest and preferred returns.  This payment was made in the form of $500 in cash and the remaining $500 was funded through an increase in the outstanding mortgage loan balance.  The Company will continue to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The terms of the loan were revised with the June 30, 2005 agreement.  The Company agreed to lend Tri-Land Properties, Inc. up to $21,500.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid current and the remaining 3% to be accrued and paid upon maturity.  Tri-Land Properties Inc. has guaranteed $1,000 of this mortgage receivable.  As a result of the agreement, the Company re-evaluated the criteria for primary beneficiaries under FIN 46R and determined that it is no longer the primary beneficiary in this variable interest entity and therefore, deconsolidated the joint venture effective June 30, 2005.  The Company has recorded a deferred gain of $3,193 on the sale of its equity investment, as it did not qualify for gain recognition due to its lack of initial and continuing involvement, which is included in other liabilities on the consolidated balance sheets.

Effective September 23, 2004, the Company formed a strategic joint venture with an affiliate of Crow Holdings Managers, LLC.  Through a partial sale of the 97,535 square foot Hastings Marketplace, each entity acquired a 50% ownership interest in the venture, which owns the property, which is located in Hastings, Minnesota.  Hastings Marketplace is anchored by a Cub Foods grocery store and was acquired for $13,200 by the venture.  The Company is the managing member of the venture and earns fees for providing property management and leasing services to the venture.  The Company only recognizes its share of the management fee income in the accompanying consolidated statements of operations.

In connection with the partial sale of Hastings Marketplace to the venture, the Company recognized a gain of approximately $76.  The gain and operations were not recorded as discontinued operations because of the Company's continuing ownership interest in this shopping center.  The Company determined that the venture is not a variable interest entity and accounts for its interest in the venture using the equity method of accounting as it has significant influence over, but not control of, the major operating and financial policies of the joint venture.  The Company shares equally in the profits and losses of the joint venture, which are reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations.

Effective October 8, 2004, the Company formed a strategic joint venture with the New York State Teachers' Retirement System ("NYSTRS").  The joint venture has been formed to initially acquire eight Company owned Neighborhood Retail Centers and Community Centers, with an estimated value of approximately $174,000, located in the Chicago and Minneapolis areas.  In addition, the joint venture anticipates acquiring up to an additional $400,000 of Neighborhood Retail Centers and Community Centers located in the targeted markets of Illinois, Wisconsin and Minnesota.  During the nine months ended September 30, 2005, the Company completed its initial contribution of eight properties, with an approximate fair value of $174,000 and an approximate net equity value of $100,000.  As of September 30, 2005, NYSTRS had contributed approximately $47,000 for these eight properties.  In addition, NYSTRS has committed to contribute, subject to satisfying certain conditions, such as lender consents, an additional $100,000 for future acquisitions, for a total contribution of approximately $150,000.  The Company has also agreed to invest, subject to satisfying certain conditions such as lender consents, an additional $50,000 in the joint venture.  The joint venture will acquire additional assets using leverage, consistent with its existing business plan, of 50% of the original purchase price, or current market value if higher, during the next two years to achieve its investment objectives.  During the nine months ended September 30, 2005, NYSTRS contributed an additional $30,400 to the joint venture to acquire three additional investment properties, for a total equity contribution of $77,400.  The Company is the managing member of the venture and earns fees for providing property management, acquisition and leasing services to the venture.  The Company only recognizes its share of the management fee income in the accompanying consolidated statements of operations.  The profits and losses of the joint venture are shared equally between the Company and NYSTRS, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

The operations of the properties contributed by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  The Company determined that the venture is not a variable interest entity and accounts for its interest in the venture using the equity method of accounting as it has significant influence over, but not control of, the major operating and financial policies of the joint venture.  The Company shares equally in the profits and losses of the joint venture, which are reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations.  The difference between the Company's investment in the joint venture and the amount of the underlying equity in net assets of the joint venture is due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over the depreciable lives of the joint venture's property assets.  For the three and nine months ended September 30, 2005, the Company recorded $339 and $1,053, respectively of amortization of this basis difference.

Effective June 16, 2005, the Company formed a strategic joint venture with Tucker Development Corporation ("TDC").  The Company contributed Park Avenue Centre (formerly known as Dominick's Highland Park) to the joint venture as its capital contribution.  TDC will provide construction management, development supervision and leasing services.  During the period of joint ownership, operating proceeds from the property will be split equally, with the exception of debt service on the construction loan, which is paid using loan proceeds.  The Company's maximum commitment to this joint venture is $9,850 in cash, in addition to our contribution of the investment property to the venture.  Following completion of the redevelopment, the Company has the option to purchase TDC's interest in the joint venture or the property can be sold to a third party with the proceeds from the sale split proportionately between each partner.

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

In September 2005, the Company entered into a strategic joint venture with TMK Development, LTD ("TMK").  This joint venture was formed to develop approximately 50 acres of vacant land into residential and commercial property.  The joint venture is expected to sell approximately 16 acres of this land immediately for development into residential property and approximately 26 acres to Wal-Mart for construction of a Super Wal-Mart store.  The remaining 13 acres of land will remain with the venture and will be developed for retail use.  The joint venture expects to construct several stand-alone outlots.  The venture will either sign ground leases with the future tenants or will sell the land to the prospective tenants.  The joint venture expects to build at least one multi-tenant building, which may be retained by the Company and held as an investment property.  The Company will fund the initial purchase of the land as its initial capital contribution to the joint venture in the amount of approximately $8,400.  TMK will provide construction management, development supervision and some leasing services.  The joint venture will operate as a taxable REIT subsidiary ("TRS") due to the nature and timing of the land sales.  As of September 30, 2005, the Company has not made any contributions to this joint venture.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

Summarized financial information for the unconsolidated investments is as follows:

	September 30, 2005 (unaudited)	December 31, 2004 (audited)

Balance Sheet:

Assets:
Cash	$22,492	38,991
Investment in real estate, net	265,042	132,391
Acquired lease intangibles, net	47,489	23,748
Accounts and rents receivable	6,522	2,096
Restricted cash	4,428	575
Leasing commissions, net	422	-
Loan fees, net	303	96
Other assets	39	117

Total assets	$346,737	198,014

Liabilities:
Accounts payable and accrued expenses	$1,553	478
Security deposits	330	283
Mortgage payable	159,179	69,484
Acquired lease intangibles, net	8,942	2,846
Other liabilities	12,351	4,810

Total liabilities	182,355	77,901

Equity:
Inland	90,761	79,380
Other partners	73,621	40,733

Total equity	164,382	120,113

Total liabilities and equity	$346,737	198,014

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Revenues:
Rental income	$6,438	72	14,325	72
Tenant recoveries	2,753	4	6,324	4

Total revenues	9,191	76	20,649	76

Expenses:
Property operating expenses	1,154	4	3,204	4
Real estate tax expense	2,124	56	4,857	56
Depreciation and amortization	2,626	-	5,637	-

Total expenses	5,904	60	13,698	60

Operating income	3,287	16	6,951	16

Other income	204	-	751	-
Acquisition expense	-	(650)	-	(650)
Interest expense	(1,873)	(22)	(4,137)	(22)

Income from continuing operations	$1,618	(656)	3,565	(656)

Inland’s pro rata share (a)	$899	(328)	2,118	(328)

(a)

The profits and losses of the joint ventures are calculated according to the operating agreements between the Company and the joint venture partners.

(4)     Transactions with Related Parties

During the nine months ended September 30, 2005 and 2004, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations, property tax reduction services and mail processing from affiliates of The Inland Group, Inc., which owns, directly or indirectly, approximately 9.6% of the Company's outstanding common stock.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of the service provider's overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  The Company continues to purchase these services from The Inland Group, Inc. and its affiliates and for the nine months ended September 30, 2005 and 2004, these expenses, totaling $592 and $921, respectively, are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the nine months ended September 30, 2005 and 2004 were $170 and $187, respectively, and are also included in general and administrative expenses.  For accounting purposes, the Company is not treated as directly affiliated with The Inland Group, Inc. or its affiliates.  Expenses paid to affiliates of The Inland Group, Inc. are included in general and administrative expenses and property operating expenses on the consolidated statements of operations.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005 (unaudited)
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

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage the Company's investment in securities.  The Company pays a fee equal to 0.75% per annum on the net asset value under management.  On June 5, 2005, this agreement was amended to allow a graduated fee to be charged, based on all assets under management.  The Company paid approximately $69 and $56 for these services during the nine months ended September 30, 2005 and 2004, respectively.

(5)     Discontinued Operations

During the nine months ended September 30, 2005 and the year ended December 31, 2004, the Company sold a total of six investment properties.  Additionally, the Company sold an 18,525 square foot Ace Hardware, which was part of one of our existing investment properties and approximately one acre of land at another of our investment properties.  For federal and state income tax purposes, certain of the Company's sales qualified as part of tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs and indebtedness repaid)	Gain on Sale	Tax Deferred Exchange

Zany Brainy	January 20, 2004	1,245	1,600	873	Yes
Prospect Heights	April 23, 2004	1,095	1,200	166	Yes
Fairview Heights	August 5, 2004	8,570	5,600	2,639	Yes
Prairie Square	September 23, 2004	1,550	1,800	787	Yes
Sequoia Shopping Center	April 22, 2005	1,505	1,200	19	Yes
Vacant land (Edinburgh Festival)	April 27, 2005	-	291	33	No
Ace Hardware	June 13,2005	-	800	153	No
Walgreens	September 22, 2005	-	1,300	263	No

From time to time, the Company decides to dispose of certain assets or receives unsolicited offers to purchase its investment properties, at prices in excess of book value.  Upon receipt of a valid offer, which the Company anticipates to accept, the Company classifies the asset as held for sale and suspends depreciation.  As of September 30, 2005, the following investment properties were held for sale and depreciation was suspended as of the date noted:

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
September 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

From time to time, the Company may determine that a held for sale property no longer meets the criteria to continue to be classified as held for sale.  If this occurs, the Company records the property at the lower of the carrying amount before the property was classified as held for sale (adjusted for depreciation expense) or the fair value at the decision date not to sell.  As of December 31, 2004, the Company had classified Dominick's located in Glendale Heights, Illinois, and as of March 31, 2005 the Company had classified Crestwood Plaza, located in Crestwood, Illinois and Calumet Square located in Calumet, Illinois as held for sale.  As of June 30, 2005, the Company decided not to sell these properties.  Additionally, at March 31, 2005, the Company had classified Dominick's, located in Highland Park, Illinois, as held for sale.  As of June 30, 2005, the Company contributed this property to a joint venture.  In connection with the reclassification of the properties from held for sale to continuing operations, the Company recorded adjustments for depreciation expense of $1,056 for the nine months ended September 30, 2005.

Results of operations for the investment properties sold, or held for sale, during the three and nine months ended September 30, 2005 and 2004, are presented in the table below:

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Revenues:
Rental income	$112	414	445	1,789
Tenant recoveries	28	1	58	513
Lease termination income	-	-	12	-

Total revenues	140	415	515	2,302

Expenses:
Property operating expenses	17	86	63	406
Real estate tax expense	17	(4)	54	224
Depreciation and amortization	1	167	25	311

Total expenses	35	249	142	941

Operating income	105	166	373	1,361

Other income (expense)	-	(3)	10	(5)
Interest expense	-	(149)	(21)	(422)

Income from operations	105	14	362	934

Gain on sale of investment properties	263	3,426	481	4,465

Income from discontinued operations	$368	3,440	843	5,399

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

The following assets and liabilities relating to investment properties sold, or held for sale, as of September 30, 2005 and December 31, 2004.

	September 30, 2005 (unaudited)	December 31, 2004 (audited)

Assets
Accounts and rents receivable, net of provision for doubtful accounts	$161	1,442
Land	533	7,364
Building	3,341	25,922
Accumulated depreciation	(830)	(6,402)
Loan fees, net of accumulated amortization	1	4
Other assets	-	21
Leasing fees, net of accumulated amortization	9	49

Total assets held for sale	$3,215	28,400

Liabilities
Accounts payable and accrued expenses	$12	95
Accrued interest	-	15
Accrued real estate taxes	50	407
Prepaid rents and unearned income	26	60
Mortgage payable	-	3,442
Security deposits	2	16
Other liabilities	102	-

Total liabilities associated with assets held for sale	$192	4,035

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

(6)     Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

2005	$121,636
2006	119,686
2007	109,331
2008	96,997
2009	83,165
Thereafter	424,628

Total	$955,443

Remaining lease terms range from one to fifty-three years.  Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property.  Such amounts are not included in the future minimum lease payments above, but are included in tenant recoveries on the accompanying consolidated statements of operations.

Certain tenant leases contain provisions providing for "stepped" rent increases.  GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include an increase of $22 and an increase of $1,690 for the nine months ended September 30, 2005 and 2004, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $18,730 and $18,708 in related accounts and rents receivable as of September 30, 2005 and December 31, 2004, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005 (unaudited)

(In thousands, except per share data and square footage amounts)

(7)     Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at September 30, 2005 and December 31, 2004:

Mortgagee	Interest Rate at September 30, 2005	Interest Rate at December 31, 2004	Maturity Date	Current Monthly Payment	Balance at September 30, 2005	Balance at December 31, 2004

Allstate	-	7.15%	-	$-	$-	$3,050
Allstate	-	6.65%	-	-	-	9,600
Allstate (a)	6.82%	6.82%	11/2005	60	10,600	10,600
Allstate	-	7.40%	-	-	-	35,787
Allstate	5.19%	-	08/2012	157	36,200	-
Allstate	7.38%	7.38%	02/2006	98	15,940	15,940
Allstate	5.87%	5.87%	09/2009	29	6,000	6,000
Allstate	4.65%	4.65%	01/2010	87	22,500	22,500
Allstate (b)	9.25%	9.25%	12/2009	30	3,884	3,904
Allstate	4.70%	4.70%	10/2010	48	12,380	12,380
Archon Financial	-	4.35%	-	-	-	6,589
Archon Financial	4.88%	4.88%	01/2011	125	30,720	30,720
Bear, Stearns Funding, Inc.	6.03%	6.03%	07/2007	68	13,600	13,600
Bear, Stearns Funding, Inc.	6.60%	6.60%	03/2009	44	8,000	8,000
Bear, Stearns Funding, Inc.	4.11%	4.11%	07/2011	133	38,730	38,730
Bear, Stearns Funding, Inc.	5.14%	-	04/2010	48	11,125	-
Bear, Stearns Funding, Inc.	5.17%	-	04/2010	102	23,690	-
Bear, Stearns Funding, Inc.	5.01%	-	04/2010	64	15,300	-
Bear, Stearns Funding, Inc.	5.01%	-	10/2010	33	7,885	-
Berkshire Mortgage (b)	7.79%	7.79%	10/2007	88	13,531	13,675
Column Financial, Inc	7.00%	7.00%	11/2008	146	25,000	25,000
John Hancock Life Insurance (b)	7.65%	7.65%	01/2018	78	12,175	12,273
Key Bank	5.00%	5.00%	10/2010	31	7,500	7,500
LaSalle Bank N.A.	-	3.78%	-	-	-	3,345
LaSalle Bank N.A.	-	3.78%	10/2006	-	-	10,654
LaSalle Bank N.A	5.09%	-	07/2010	27	10,654	-
LaSalle Bank N.A.	5.52%	3.78%	04/2010	43	9,450	9,450
LaSalle Bank N.A.	-	7.26%	-	-	-	3,470
LaSalle Bank N.A.	-	7.36%	-	-	-	9,650
LaSalle Bank N.A.	3.59%	3.59%	04/2010	7	2,400	2,400
LaSalle Bank N.A. (c)	5.09%	3.68%	04/2010	10	2,468	2,468
LaSalle Bank N.A. (c)	5.09%	3.68%	06/2010	21	4,987	5,599
LaSalle Bank N.A. (a) (c)	4.99%	3.58%	11/2005	15	3,650	3,650
LaSalle Bank N.A. (a)	6.81%	6.81%	12/2005	45	7,833	7,833
LaSalle Bank N.A.	4.86%	4.86%	12/2006	73	18,217	18,216
LaSalle Bank N.A. (c)	5.49%	4.08%	12/2006	101	22,320	31,825
LaSalle Bank N.A. (c)	5.49%	4.08%	12/2007	67	14,898	14,898
LaSalle Bank N.A.	5.52%	3.78%	04/2010	19	4,100	4,100
LaSalle Bank N.A.	4.88%	4.88%	11/2011	121	29,650	29,650
LaSalle Bank N.A. (c) (d)	3.16%	2.38%	12/2014	16	6,200	6,200
LaSalle Bank N.A. (c)	5.34%	-	12/2006	-	797	-
Lehman Brothers Holding, Inc. (e)	6.36%	6.36%	10/2008	289	54,600	54,600
MetLife Insurance Company	4.71%	4.71%	12/2010	79	20,100	20,100
Midland Loan Serv. (b)	7.86%	7.86%	01/2008	31	4,749	4,806
Nomura Credit & Capital	5.02%	5.02%	08/2011	37	8,800	8,800
Principal Life Insurance	5.96%	5.96%	12/2008	55	11,000	11,000
Principal Life Insurance	5.25%	5.25%	10/2009	32	7,400	7,400
Principal Life Insurance	-	8.27%	-	-	-	5,850
Principal Life Insurance	-	5.57%	10/2012	-	-	10,200
Principal Life Insurance	3.99%	3.99%	06/2010	109	32,930	30,260
Principal Life Insurance	-	3.99%	07/2011	-	-	2,670
Woodmen of the World	6.75%	6.75%	06/2008	26	4,625	4,625

Mortgages Payable					$596,588	$599,567

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005 (unaudited)

(In thousands, except per share data and square footage amounts)

(a)

Approximately $22,100 of the Company's mortgages payable mature during 2005.  The Company intends to replace these loans with new debt for terms of five years or longer at the market interest rate at the time the existing debt matures.

(b)	These loans require payments of principal and interest monthly; all other loans listed are interest only.

(c)	Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

(d)

As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994, issued by the Village of Skokie, Illinois.  The interest rate on these bonds floats and is reset weekly by a re-marketing agent.  The rate at September 30, 2005 was 3.165%.  The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding, paid annually.  In addition, the Company is required to pay a re-marketing fee of .125% per annum of the principal amount outstanding, paid quarterly, and a trustee fee of $500, also paid quarterly.

(e)

Approximately $1,334 of this loan is secured by Wauconda Shopping Center, located in Wauconda, Illinois.  At September 30, 2005, the Company has classified this property as held for sale.  Upon sale of this property, the Company will substitute an alternate property as collateral for this loan.  This amount has not been included in liabilities associated with assets held for sale.

The following table presents the principal amount of debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 and thereafter based on debt outstanding at September 30, 2005:

2005	$22,487
2006	57,710
2007	43,519
2008 (a)	179,695
2009	25,463
Thereafter	342,714

Total	$671,588

(a)

Included in the debt maturing during 2008 is our line of credit with KeyBank N.A.  See footnote 8 to the financial statements for further information regarding our line of credit.

(8)     Line of Credit

On June 28, 2002, the Company entered into a $100,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years.  The funds from this line of credit are used to purchase additional investment properties.  The Company is required to pay interest only on draws under the line at the rate equal to LIBOR plus 375 basis points.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In connection with obtaining this line of credit, the Company paid fees in an amount totaling approximately $1,500 (which includes a 1.5% commitment fee).  On May 2, 2003, the Company amended its line of credit agreement with KeyBank N.A.  This amendment reduced the interest rate charged on the outstanding balance by 125 basis points and extended the maturity to May 2, 2006.  In addition, the aggregate commitment of the Company's line was increased by $50,000, to a total of $150,000.  In conjunction with this amendment, the Company paid approximately $750 in fees and costs.

The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2005, the Company was in compliance with such covenants.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005 (unaudited)

(In thousands, except per share data and square footage amounts)

On April 22, 2005, the Company amended its line of credit agreement with KeyBank N.A.  This amendment reduces the interest rate charged on the outstanding balance to 120 – 160 basis points over LIBOR and extends the maturity to April 22, 2008.  In addition, the aggregate commitment of the Company's line was increased by $250,000, to a total of $400,000.  In conjunction with this amendment, the Company paid approximately $541 in fees and costs.  The outstanding balance on the line of credit was $75,000 as of September 30, 2005 with an average interest rate of 5.13% per annum.

(9)     Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of September 30, 2005 and December 31, 2004, respectively, options to purchase 29 and 32 shares of common stock at exercise prices ranging from $9.05 to $10.45 per share were outstanding, respectively.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

As of September 30, 2005, 56 shares of common stock issued pursuant to employment agreements were outstanding, of which 10 have vested.  Additionally, the Company issued 26 shares pursuant to employment incentives of which 3 have vested.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.

The basic weighted average number of common shares outstanding were 67,192 and 66,285 for the nine months ended September 30, 2005 and 2004, respectively.  The diluted weighted average number of common shares outstanding were 67,241 and 66,335 for the nine months ended September 30, 2005 and 2004, respectively.

(10)     Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers.

As of September 30, 2005, an aggregate of 56 shares of the Company's common stock had been issued pursuant to agreements with certain of the Company's employees.  Of the total shares issued, the Company issued 5 at a value of $11 per share.  During 2005 and 2004, the Company issued 19 and 32 additional shares at a value of $15.18 and $12.93 per share, respectively, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  These 56 shares had an aggregate value of $762.  Additionally, the Company issued 26 shares pursuant to employment incentives for certain Company officers.  These shares were also issued at values of $15.18 and $12.93 per share, respectively, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  Compensation costs of $126 and $42 were recorded in connection with the issuance of these shares for the nine months ended September 30, 2005 and 2004, respectively.

The officers may also receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company beginning January 1, 2003.  The Company issued 30 additional shares during the nine months ended September 30, 2005.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005 (unaudited)
(In thousands, except per share data and square footage amounts)

(11)     Segment Reporting

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

The property net operating income is summarized in the following table for the three and nine months ended September 30, 2005 and 2004, along with reconciliation to income from continuing operations.  Net investment properties and other related segment assets, non-segment assets and total assets are also presented as of September 30, 2005 and 2004:

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004

Rental income	$31,508	34,928	96,037	101,791
Tenant recoveries	11,502	12,255	36,130	38,600
Property operating expenses	(4,806)	(5,867)	(16,956)	(18,416)
Real estate tax expense	(8,489)	(8,400)	(24,238)	(24,605)

Property net operating income	29,715	32,916	90,973	97,370

Other income:
Lease termination income	-	90	6,267	708
Other property income	210	166	620	543
Other income	1,202	583	2,920	2,242
Gain on sale of investment properties	223	76	68	76

Other expenses:
Bad debt expense	(51)	(222)	(725)	(532)
Depreciation and amortization	(9,767)	(9,938)	(30,564)	(28,843)
Stock exchange listing expenses	-	(83)	(62)	(823)
General and administrative expenses	(2,339)	(1,979)	(6,441)	(5,936)
Interest expense	(10,118)	(10,641)	(31,121)	(32,200)
Minority interest	(300)	(206)	(732)	(641)
Equity in earnings (loss) of unconsolidated joint ventures	1,238	(328)	3,171	(328)

Income from continuing operations	$10,013	10,434	34,374	31,636

Net investment properties, and related assets, including properties held for sale			1,073,149	1,220,909
Non-segment assets			117,766	57,419

Total assets			$1,190,915	1,278,328

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005 (unaudited)

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

(13) Subsequent Events

On October 17, 2005, the Company sold a portion of one of its investment properties, Mundelein Plaza, located in Mundelein, Illinois, for $3,250.  In conjunction with this sale, the Company repaid indebtedness of $1,822 secured by this property.

On October 17, 2005, the Company paid an aggregate cash dividend of $5,393 to stockholders of record at the close of business on September 30, 2005.

On October 18, 2005, the Company announced that it had declared a cash dividend of $0.08 per share on the outstanding shares of its common stock.  This dividend will be paid on November 17, 2005 to stockholders of record at the close of business on October 31, 2005.

On October 18, 2005, the Company purchased a property from an unaffiliated third party for $4,673.  The purchase price was funded using cash and cash equivalents.  The property is located in Coon Rapids, Minnesota and contains 25,145 of leasable area.  This property is currently entirely leased by Home Goods.

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

We have elected to be taxed, for federal income tax purposes, as a real estate investment trust ("REIT").  This election has important consequences, as it requires us to satisfy certain tests regarding the nature of the revenues we can generate and the distributions that we pay to our stockholders.  To ensure that we continue to qualify to be taxed as a REIT, we determine, on a quarterly basis, that the gross income, asset and distribution tests imposed by the Internal Revenue Code are satisfied.  On an ongoing basis, as due diligence is performed on potential real estate purchases or temporary investment of uninvested capital, we determine that the income from the new assets qualifies for REIT purposes.  To maintain our qualification as a REIT, we must distribute 90% of our "REIT taxable income" to our stockholders.  We generate capital from our Dividend Reinvestment Plan, proceeds from financings on previously unencumbered properties, draws on our line of credit and earnings we retain that are not distributed to our stockholders.

We have qualified to be taxed as a REIT since the year ending December 31, 1995.  As a REIT, we generally are not subject to federal income tax to the extent we satisfy the various requirements set forth in the Internal Revenue Code.  If we fail to qualify as a REIT in any taxable year, our income will be subject to federal income tax at regular corporate tax rates.  Even if we qualify for taxation as a REIT, our income may be subject to certain state and local taxes and property and federal income and excise taxes on our undistributed income.

Executive Summary

We are in the business of owning and operating Neighborhood Retail Centers (gross leasable areas ranging from 5,000 to 150,000 square feet) and Community Centers (gross leasable areas ranging from 150,000 to 300,000 square feet).  We are a self-administered REIT formed under Maryland law.  Our investment properties are located primarily within an approximate 400-mile radius of our headquarters in Oak Brook, Illinois.  Additionally, we own and acquire single-user retail properties located throughout the United States.  We are also permitted to construct or develop properties or render services in connection with such development or construction.  As of September 30, 2005, we owned an interest in 142 investment properties.

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

We will use cash received from our Dividend Reinvestment Plan, proceeds from financings on previously unencumbered properties, draws on our line of credit and earnings we retain that are not distributed to our stockholders to continue purchasing additional investment properties.

We consider Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for a REIT that provides a supplemental measure of a REIT's operating performance because along with cash flows from operating, investing and financing activities, it provides a measure of a REIT's ability to incur and service debt and make capital expenditures and acquisitions.  As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO means net income computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"), excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO in conjunction with our acquisition policy to determine investment capitalization strategy and we also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements as a measure used in determining incentive based compensation.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Therefore, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.

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

Strategies and Objectives

Our primary business objective is to enhance the performance and value of our investment properties through management strategies that address the needs of an evolving retail marketplace.  Our strong commitment to operating our centers efficiently and effectively is, we believe, a direct result of our expertise in the acquisition, development/re-development, either directly or through a joint venture, management and leasing of our properties.  We focus on the following areas in order to achieve our objectives:

Acquisitions:

•

We selectively acquire well located Neighborhood Retail Centers and Community Centers, as well as single-user retail properties, triple-net leased by creditworthy tenants.

•

We acquire properties either without financing contingencies or by assuming existing debt to provide us with a competitive advantage over other potential purchasers.

•

We concentrate our property acquisitions in areas where we have a large market concentration.  In doing this, we are able to attract new retailers to the area and possibly lease several locations to them.

Joint Ventures

•

We actively pursue new development opportunities through joint ventures with established local developers.

•

We have formed joint ventures to acquire stabilized retail properties as well as properties to be re-developed.  We will earn fees from the joint ventures for providing property management, acquisition and leasing services.

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

•

Proactively review our existing portfolio for potential redevelopment opportunities.

During the nine months ended September 30, 2005, we acquired five investment properties totaling approximately 1,011,000 square feet for $139,148.  Additionally, we sold two investment properties, an 18,525 square foot Ace Hardware, which was part of one of our existing investment properties, approximately one acre of land at another of our investment properties and we contributed six investment properties into joint ventures.  Total proceeds from these sales were $63,955.  During the year ended December 31, 2004, we acquired six additional investment properties totaling approximately 567,000 square feet for $78,049.  Additionally, we sold four investment properties and contributed seven into joint ventures.  Total proceeds from these sales were $27,671, net of closing costs, including the property contributed to the joint venture with Crow Holdings.  We did not receive any proceeds from contributing the properties to the joint venture with NYSTRS.

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

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and if necessary, we conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of, and for the three and nine months ended, September 30, 2005.

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

We allocate the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in-place leases) and any financing assumed that is determined to be above or below market terms.  The allocation of the purchase price is an area that requires complex judgments and significant estimates.  The value allocated to land as opposed to building affects the amount of depreciation expense we record.  If more value is attributed to land, depreciation expense is lower than if more value is attributed to building.  We use the information contained in the third party appraisals as the primary basis for allocating the purchase price between land, building and improvements.  We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the cost avoidance associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as an adjustment to amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of September 30, 2005, we had not allocated any amounts to customer relationships because we already have customer relationships with significant tenants at the properties we have acquired.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

We review all expenditures and capitalize any item exceeding $5 that is deemed to be an upgrade or a tenant improvement.  If we capitalize more expenditures, current depreciation expense would be higher; however, total current expenses would be lower.  Depreciation expense is computed using the straight-line method.  Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements.  We account for tenant allowances as tenant improvements.  Tenant improvements are depreciated over the life of the related lease.

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

From time to time, we may determine that a held for sale property no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale (adjusted for depreciation expense) or the fair value at the decision date not to sell.  As of December 31, 2004, we had classified Dominick's located in Glendale Heights, Illinois, and as of March 31, 2005, we had classified Crestwood Plaza, located in Crestwood, Illinois and Calumet Square located in Calumet, Illinois as held for sale.  As of June 30, 2005, we had decided not to sell these properties.  Additionally, at March 31, 2005 we had classified Dominick's located in Highland Park, Illinois as held for sale.  As of June 30, 2005, we had contributed this property to a joint venture.  In connection with the reclassification of the properties from held for sale to continuing operations, we recorded adjustments for depreciation expense of $1,036 and $1,056 for the three and nine months ended September 30, 2005, respectively.

Recognition of Rental and Additional Rental Income.  Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as "straight-lining" rent, generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of "straight-lining," rental income exceeded cash collected by $22 and $1,690 for the nine months ended September 30, 2005 and 2004, respectively.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase to both deferred rent receivable and rental income in the accompanying consolidated statements of operations.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease to both deferred rent receivable and rental income in the accompanying consolidated statements of operations.  In accordance with Staff Accounting Bulletin 101, we defer recognition of contingent rental income, such as percentage/excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectibility of outstanding receivables.  Allowances are taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

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

Consolidation/Equity Accounting Policies.  We consolidate the operations of a joint venture if we determine that we are the primary beneficiary of a variable interest entity or have substantial influence and control of the entity.  The primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual returns, or both.  There are significant judgments and estimates involved in determining the primary beneficiary.  In accordance with FASB Interpretation No. 46R ("FIN 46"), the assets, liabilities and results of operations of a variable interest entity should be included in the consolidated financial statements of the primary beneficiary.  In addition, we consolidate the operations of a joint venture when we determine the joint venture is not a variable interest entity, but when we exercise significant influence and have the ability to control the joint venture.  The third party's interest in these consolidated entities is reflected as minority interest in our consolidated financial statements.

In instances where we are not the primary beneficiary of a variable interest entity or we do not control the joint venture, we use the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations is reflected as equity in earnings of unconsolidated joint ventures on our consolidated statement of operations.  Additionally, our net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents, which consist of cash and short-term investments.  Cash and cash equivalents at September 30, 2005 and December 31, 2004 were $32,972 and $35,508, respectively.  We consider all demand deposits, money market accounts and investment in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  We believe that the risk is not significant, as we do not anticipate the financial institutions' non-performance.

Income generated from our investment properties is the primary source from which we generate cash.  The table below presents lease payments to be received in the future from properties that we owned as of September 30, 2005.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), our draws on the line of credit with KeyBank N.A., proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  If necessary, such as for new acquisitions, we can generate cash flow by entering into financing arrangements or possible joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties and to repay draws on the line of credit.

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming expiring leases are not renewed, are as follows:

2005	$121,636
2006	119,686
2007	109,331
2008	96,997
2009	83,165
Thereafter	424,628

Total	$955,443

As of September 30, 2005, we owned interests in 142 investment properties.  Of the 142 investment properties owned, 19 are currently unencumbered by any indebtedness.  We generally limit our indebtedness to approximately 50% of the original purchase price, or current market value if higher, of the investment properties in the aggregate.  These 19 unencumbered investment properties were purchased for an aggregate purchase price of approximately $90,457 and would therefore yield at least $45,228 in additional cash from financing, using this standard.  In the aggregate, all of our 142 investment properties are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $0.96 per share on an annual basis.

The following table presents the principal amount of debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 and thereafter based on debt outstanding at September 30, 2005:

2005	$22,487
2006	57,710
2007	43,519
2008 (a)	179,695
2009	25,463
Thereafter	342,714

Total	$671,588

(a)

Included in the debt maturing during 2008 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2005, we were in compliance with such covenants.

The following table summarizes our Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004:

	2005	2004

Net cash provided by operating activities	$64,152	62,149

Net cash used in investing activities	$(23,032)	(47,564)

Net cash used in financing activities	$(43,656)	(33,906)

Statements of Cash Flows

Cash provided by operating activities during the nine months ended September 30, 2005 increased $2,003, as compared to the nine months ended September 30, 2004, mainly due to cash flows from operations generated by properties acquired in 2005 and 2004, subsequent to the dates of their acquisitions.  Additionally, we received $6,100 from Dominick's Finer Food to terminate its lease at the Highland Park location.  This fee is included in lease termination income on our consolidated statements of operations for the nine months ended September 30, 2005.  Our cash from operations were reduced for the nine months ended September 30, 2005 by the contribution of the properties to our joint ventures.  We received cash from operations for these properties during the nine months ended September 30, 2004.

Net cash used in investing activities decreased by $24,532 as we acquired five investment properties during the nine months ended September 30, 2005 at a cost of $77,694 and generating $63,955 of disposition proceeds, as compared to the acquisition of five investment properties during the nine months ended September 30, 2004 at a cost of $73,975 and generating $27,671 of disposition proceeds during the nine months ended September 30, 2004.  Additionally, we received $7,769 in distributions from our joint ventures and used more cash to purchase investment securities during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.

Net cash used in financing activities was $43,656 during the nine months ended September 30, 2005, as compared to $33,906 during the nine months ended September 30, 2004, as we used more cash to payoff debt and pay loan fees on new debt, which was offset by less cash used to pay down our line of credit.  During the nine months ended September 30, 2005, we received more loan proceeds than during the nine months ended September 30, 2004.  Additionally, we received less proceeds from shares issued under our DRP.

Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2005 and 2004.  As of September 30, 2005, we owned 28 single-user retail properties, 89 Neighborhood Retail Centers and 25 Community Centers.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same three and nine month periods during each year.  A total of 121 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.1 million square feet.  A total of nine investment properties, those that have been acquired, during the three and nine months ended September 30, 2005 and the year ended December 31, 2004 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 78% of the square footage of our portfolio at September 30, 2005.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.

Net income available to common stockholders and net income available to common stockholders per weighted average common share for the three and nine months ended September 30, 2005 and 2004 are summarized below:

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004

Net income available to common stockholders	$10,381	13,874	35,217	37,035

Net income available to common stockholders per weighted average common share – basic and diluted	$0.15	0.21	0.52	0.56

Weighted average number of common shares outstanding – basic	67,309	66,770	67,192	66,285

Weighted average number of common shares outstanding – diluted	67,358	66,820	67,241	66,335

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income,  interest, depreciation, amortization and bad debt expense for the three and nine months ended September 30, 2005 and 2004 along with reconciliation to income from continuing operations, calculated in accordance with GAAP.

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004

Rental and additional rental income (excluding straight-line rental income):
"Same store" investment properties, 121 properties, approximately 10.1 million square feet	$39,878	38,247	120,103	116,674
"Other investment properties,” 9 properties, approximately 935,000 square feet	2,818	8,195	12,038	22,071

Total rental and additional rental income	42,696	46,442	132,141	138,745

Property operating expenses:
"Same store" investment properties (excluding interest, depreciation, amortization and bad debt expense)	$12,770	11,533	37,760	35,709
"Other investment properties" (excluding interest, depreciation, amortization and bad debt expense)	525	2,734	3,434	7,312

Total property operating expenses	13,295	14,267	41,194	43,021

Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	$27,108	26,714	82,343	80,965
"Other investment properties"	2,293	5,461	8,604	14,759

Total net operating income	29,401	32,175	90,947	95,724

Other income:
Straight-line rental income	314	741	26	1,646
Lease termination income	-	90	6,267	708
Other property income	210	166	620	543
Other income	1,202	583	2,920	2,242
Gain on sale of investment properties	223	76	68	76

Other expenses:
Bad debt expense	(51)	(222)	(725)	(532)
Depreciation and amortization	(9,767)	(9,938)	(30,564)	(28,843)
Stock exchange listing expenses	-	(83)	(62)	(823)
General and administrative expenses	(2,339)	(1,979)	(6,441)	(5,936)
Interest expense	(10,118)	(10,641)	(31,121)	(32,200)
Minority interest	(300)	(206)	(732)	(641)
Equity in earnings (loss)of unconsolidated joint ventures	1,238	(328)	3,171	(328)

Income from continuing operations	$10,013	10,434	34,374	31,636

On a "same store" basis, (comparing the results of operations of the investment properties owned during the three and nine months ended September 30, 2005 with the results of the same investment properties during the three and nine months ended September 30, 2004), property net operating income increased by $394 with total rental income and tenant recoveries increasing by $1,631 and total property operating expenses increasing by $1,237 for the three months ended September 30, 2005.  Property net operating income increased by $1,378 with total rental income and tenant recoveries increasing by $3,429 and total property operating expenses increasing by $2,051 for the nine months ended September 30, 2005.

Total rental income and tenant recoveries for the three months ended September 30, 2005 and 2004 were $42,696 and $46,442, respectively, and for the nine months ended September 30, 2005 and 2004 these amounts were $132,141 and $138,745, respectively.  The primary reason for these decreases was a decrease in rental income and tenant recoveries due to the contribution of investment properties to the New York State Teachers' Retirement System ("NYSTRS") joint venture during 2004 and 2005, which was partially offset by new acquisitions during the three and nine months ended September 30, 2005.

Lease termination income is higher during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004 due in most part to a lease termination fee received from Dominick's Finer Food.  On February 18, 2005, we received $6,100 from Dominick's Finer Food to terminate its lease at the Highland Park location.

Stock exchange listing expenses decreased for the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004.  We incurred approximately $823 in expenses related to our listing on the New York Stock Exchange ("NYSE") during the nine months ended September 30, 2004.  This included travel expenses related to the road show, legal fees, approximately $333 for the engagement of an investment banking firm to assist with the listing and the initial $250 NYSE listing fee.  During the nine months ended September 30, 2005, we paid $62 for the NYSE annual listing fee.

Other income increased for the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004.  Other income for 2005 includes the management and leasing fees that we earn from the joint ventures.  No such income was earned during the three and nine months ended September 30, 2004.  Additionally, included in other income for 2005 is the interest on the mortgage receivable.  In 2004, this amount was eliminated due to the consolidation of the Tri-Land joint venture.

Interest expense decreased for the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004.  This is primarily due to the contribution of properties into the joint ventures that occurred in 2004 and 2005.  Our portion of the interest expense for these properties is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations.

Joint Ventures

On February 1, 2001, a wholly-owned subsidiary of ours entered into an LLC agreement with a wholly-owned subsidiary of Tri-Land Properties, Inc. for the acquisition and redevelopment of the Century Consumer Mall in Merrillville, Indiana.  Each partner's initial equity contribution was $500.  In addition, we had committed to lend the LLC up to $17,800.  Draws on the loan bear interest at a rate of 9% per annum, with interest only paid monthly on average outstanding balances.  The loan is secured by the property and had an initial maturity date of January 31, 2006.

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

On June 30, 2005, we entered into a buy-out and restructuring agreement.  A wholly owned subsidiary of Tri-Land Properties, Inc. purchased our entire economic interest in this joint venture for $1,000 including additional interest and preferred returns.  This payment was made in the form of $500 in cash and the remaining $500 was funded through an increase in the outstanding mortgage loan balance.  We will continue to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The terms of the loan were revised with the June 30, 2005 agreement.  We agreed to lend Tri-Land Properties, Inc. up to $21,500.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid current and the remaining 3% to be accrued and paid upon maturity.  Tri-Land Properties Inc. has guaranteed $1,000 of this mortgage receivable.  As a result of the agreement, we re-evaluated the criteria for primary beneficiaries under FIN 46R and determined that we are no longer the primary beneficiary in this variable interest entity and therefore, deconsolidated the joint venture effective June 30, 2005.  We have recorded a deferred gain of $3,193 on the sale of our equity investment, as we did not qualify for gain recognition due to our lack of initial and continuing involvement, which is included in other liabilities on the consolidated balance sheets.

Effective September 23, 2004, we formed a strategic joint venture with an affiliate of Crow Holdings Managers, LLC.  Through a partial sale of the 97,535 square foot Hastings Marketplace, each entity acquired a 50% ownership interest in the venture, which owns the property, which is located in Hastings, Minnesota.  Hastings Marketplace is anchored by a Cub Foods grocery store and was acquired for $13,200 by the venture.  We are the managing member of the venture and earn fees for providing property management and leasing services to the venture.  We only recognize our share of the management fee income in the accompanying consolidated statements of operations.

In connection with the partial sale of Hastings Marketplace to the venture, we recognized a gain of approximately $76.  The gain and operations were not recorded as discontinued operations because of our continuing ownership interest in this shopping center.  We determined that the venture is not a variable interest entity and account for our interest in the venture using the equity method of accounting as we have significant influence over, but not control of, the major operating and financial policies of the joint venture.  We share equally in the profits and losses of the joint venture, which are reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations.

Effective October 8, 2004, we formed a strategic joint venture with the New York State Teachers' Retirement System ("NYSTRS").  The joint venture has been formed to initially acquire eight Company owned Neighborhood Retail Centers and Community Centers, with an estimated value of approximately $174,000, located in the Chicago and Minneapolis areas.  In addition, the joint venture anticipates acquiring up to an additional $400,000 of Neighborhood Retail Centers and Community Centers located in the targeted markets of Illinois, Wisconsin and Minnesota.  During the nine months ended September 30, 2005, we completed our initial contribution of eight properties, with an approximate fair value of $174,000 and an approximate net equity value of $100,000.  As of September 30, 2005, NYSTRS had contributed approximately $47,000 for these eight properties.  In addition, NYSTRS has committed to contribute, subject to satisfying certain conditions, such as lender consents, an additional $100,000 for future acquisitions, for a total contribution of approximately $150,000.  We have also agreed to invest, subject to satisfying certain conditions such as lender consents, an additional $50,000 in the joint venture.  The joint venture will acquire additional assets using leverage, consistent with its existing business plan, of 50% of the original purchase price, or current market value if higher, during the next two years to achieve its investment objectives.  During the nine months ended September 30, 2005, NYSTRS contributed an additional $30,400 to the joint venture to acquire three additional investment properties, for a total equity contribution of $77,400.  We are the managing member of the venture and earn fees for providing property management, acquisition and leasing services to the venture.  We only recognize our share of the management fee income in the accompanying consolidated statements of operations.  The profits and losses of the joint venture are shared equally between NYSTRS and us, except for the interest earned on the initial invested funds, of which we are allocated 95%.

The operations of the properties we contributed are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  We determined that the venture is not a variable interest entity and account for our interest in the venture using the equity method of accounting as it has significant influence over, but not control of, the major operating and financial policies of the joint venture.  The Company shares equally in the profits and losses of the joint venture, which are reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations.  The difference between our investment in the joint venture and the amount of the underlying equity in net assets of the joint venture is due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over the depreciable lives of the joint venture's property assets.  For the three and nine months ended September 30, 2005, we recorded $339 and $1,053, respectively of amortization of this basis difference.

Effective June 16, 2005, we formed a strategic joint venture with Tucker Development Corporation ("TDC").  We contributed Park Avenue Centre (formerly known as Dominick's Highland Park) to the joint venture as our capital contribution.  TDC will provide construction management, development supervision and leasing services.  During the period of joint ownership, operating proceeds from the property will be split equally, with the exception of debt service on the construction loan, which is paid using loan proceeds.  Our maximum commitment to this joint venture is $9,850 in cash, in addition to our contribution of the investment property to the venture.  Following completion of the redevelopment, we have the option to purchase TDC's interest in the joint venture or the property can be sold to a third party with the proceeds from the sale split proportionately between each partner.

The operations of the property we contributed are not recorded as discontinued operations because of our continuing involvement with this shopping center.  In accordance with FIN 46R, we have evaluated this joint venture and determined that we are the primary beneficiary in this variable interest entity.  As a result, we consolidated the accounts of the joint venture with our financial statements for financial reporting purposes.

In September 2005, we entered into a strategic joint venture with TMK Development, LTD ("TMK").  This joint venture was formed to develop approximately 50 acres of vacant land into residential and commercial property.  The joint venture is expected to sell approximately 16 acres of this land immediately for development into residential property and approximately 26 acres to Wal-Mart for construction of a Super Wal-Mart store.  The remaining 13 acres of land will remain with the venture and will be developed for retail use.  The joint venture expects to construct several stand-alone outlots.  The venture will either sign ground leases with the future tenants or will sell the land to the prospective tenants.  The joint venture expects to build at least one multi-tenant building, which we may retain and hold as an investment property.  We will fund the initial purchase of the land as our initial capital contribution to the joint venture in the amount of approximately $8,400.  TMK will provide construction management, development supervision and some leasing services.  The joint venture will operate as a taxable REIT subsidiary ("TRS") due to the nature and timing of the land sales.  As of September 30, 2005, we had not made any contributions to this joint venture.

Non-GAAP Financial Measures

We consider Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for a REIT that provides a supplemental measure of a REIT's operating performance because along with cash flows from operating, investing and financing activities, it provides a measure of a REIT's ability to incur and service debt and make capital expenditures and acquisitions.  Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as us.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO in conjunction with our acquisition policy to determine investment capitalization strategy and we also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives received based on our performance.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance.  The following table reflects our FFO for the periods presented, reconciled to net income available to common stockholders for these periods:

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004

Net income	$10,381	13,874	35,217	37,035
Gain on sale of investment properties	(486)	(3,502)	(549)	(4,541)
Gain on non-operating property	-	-	33	-
Equity in depreciation of unconsolidated ventures	1,311	-	2,812	-
Amortization on in-place lease intangibles	684	450	2,223	1,119
Amortization on leasing commissions	167	315	514	704
Depreciation, net of minority interest	8,686	9,028	27,056	26,516

Funds From Operations	$20,743	20,165	67,306	60,833

Net income available to common stockholders per weighted average common share – basic and diluted	$0.15	0.21	0.52	0.56

Funds From Operations, per weighted average common share – basic and diluted	$0.31	0.30	1.00	0.92

Weighted average number of common shares outstanding, basic	67,309	66,770	67,192	66,285

Weighted average number of common shares outstanding, diluted	67,358	66,820	67,241	66,335

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

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004

Income from continuing operations	$9,790	10,358	34,306	31,560
Income from discontinued operations, excluding gain/loss on sale of investment properties	105	14	362	934
Interest expense	10,118	10,641	31,121	32,200
Interest expense associated with discontinued operations	-	149	21	422
Interest expense associated with unconsolidated ventures	1,873	22	4,137	22
Depreciation and amortization	9,767	9,938	30,564	28,843
Depreciation and amortization associated with discontinued operations	1	167	25	311
Depreciation and amortization associated with unconsolidated ventures	2,626	-	5,637	-

EBITDA	$34,280	31,289	106,173	94,292

Total interest expense	$11,991	10,812	35,279	32,644

EBITDA: Interest expense coverage ratio	$2.9 x	2.9 x	3.0 x	2.9 x

The following table lists the approximate physical occupancy levels for our investment properties as of the end of each quarter during 2005 and 2004.  N/A indicates we did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05	06/30/05	09/30/05
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

22nd St. Plaza Outlot, Oakbrook Terrace, IL	10,052	100	100	0	100	65	65	99
Ameritech, Joliet, IL	4,504	100	100	100	100	100	100	100
Aurora Commons, Aurora, IL	126,908	100	99	98	98	98	98	98
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100	100	100
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100	100	100
Baytowne Square, Champaign, IL	118,842	88	88	89	98	99	99	99
Bergen Plaza, Oakdale, MN	272,233	98	98	98	98	98	98	98 (a)
Berwyn Plaza, Berwyn, IL	18,138	26	26	100	26	26	21	95
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	80	80	88	91	91	91	91
Burnsville Crossing, Burnsville, MN	91,015	100	100	98	99	99	99	99
Butera Market, Naperville, IL	67,632	100	100	100	100	100	100	100
Byerly's Burnsville, Burnsville, MN	72,365	100	100	100	100	100	96	96 (a)
Calumet Square, Calumet City, IL	37,656	100	100	100	100	100	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	100	98	95	95	93	96	96
Chatham Ridge, Chicago, IL	175,774	100	100	92	95	94	93	93 (c)
Chestnut Court, Darien, IL	170,027	99	97	87	88	89	99	99
Circuit City, Traverse City, MI	21,337	100	100	100	100	0	0	0 (a)
Cliff Lake Centre, Eagan, MN	73,582	98	100	100	100	96	96	96
Cobblers Crossing, Elgin, IL	102,643	99	96	96	96	96	100	100 (c)
Crestwood Plaza, Crestwood, IL	20,044	100	100	100	100	68	100	100
Crystal Point, Crystal Lake, IL	358,423	0	0	100	100	100	100	95
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0	0	0	0	0	0	0 (a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0	0	0 (a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100	100	100
Cub Foods, Arden Hills, MN	68,442	100	100	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	98	98	98	98	98	98	100
Deer Trace II, Kohler, WI	24,410	N/A	N/A	79	90	100	100	100

	Gross
	Leasable
	Area	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05	06/30/05	09/30/05
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Disney, Celebration, FL	166,131	100	100	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100	100	100
Dominick's, Hammond, IN	71,313	100	100	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	0	0	0	0	0	0	0
Downers Grove Mkt, Downers Grove, IL	104,449	99	99	99	99	99	99	99
Eastgate Shopping Center, Lombard, IL	131,601	93	92	92	88	93	89	91 (a)
Eckerd Drug, Chattanooga, TN	10,908	100	100	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	97	100	100	100	97	97	93 (a)
Elmhurst City Center, Elmhurst, IL	39,090	97	97	97	97	97	97	100
Fashion Square, Skokie, IL	84,580	88	88	72	75	96	96	96
Fashion Square II, Skokie, IL	7,151	N/A	N/A	N/A	100	100	100	100
Forest Lake Marketplace, Forest Lake, MN	93,853	92	92	96	98	98	98	98 (c)
Four Flaggs, Niles, IL	306,661	84	87	99	100	98	99	99 (a)
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	100	100	100	100	100	96	96
Goodyear, Montgomery, IL	12,903	100	100	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	100	100	100	100
Greentree Center, Caledonia, WI	157,398	N/A	N/A	N/A	N/A	93	94	94 (b)
Greentree Outlot, Caledonia, WI	6,000	N/A	N/A	N/A	N/A	100	100	100
Hartford Plaza, Naperville, IL	43,762	100	97	97	100	97	100	100
Hastings Marketplace, Hastings, MN	97,535	88	88	94	94	96	97	100 (b) (c)
Hawthorn Village, Vernon Hills, IL	98,806	98	100	100	100	98	98	96
Hickory Creek Market, Frankfort, IL	55,831	89	93	90	97	94	89	89
High Point Center, Madison, WI	86,004	87	87	87	92	88	90	94
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	8	8	8	100	100	100	100
Iroquois Center, Naperville, IL	140,981	71	71	71	65	65	98	100
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	79	79	100	79	79	79	100
Lake Park Plaza, Michigan City, IN	229,639	74	74	73	74	74	74	74 (a)
Lansing Square, Lansing, IL	233,508	99	89	89	99	89	89	99
Mallard Crossing, Elk Grove Village, IL	82,929	30	32	100	99	100	100	100

	Gross
	Leasable
	Area	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05	06/30/05	09/30/05
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Mankato Heights, Mankato, MN	139,916	98	100	100	100	100	100	97
Maple Grove Retail, Maple Grove, MN	79,130	97	97	97	97	97	97	97
Maple Park Place, Bolingbrook, IL	227,795	71	73	91	100	97	97	97
Maple Plaza, Downers Grove, IL	31,196	100	100	94	100	100	95	95
Mapleview, Grayslake, IL	115,038	N/A	N/A	N/A	N/A	95	95	95 (c)
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100	100	100 (c)
Medina Marketplace, Medina, OH	72,781	100	100	100	100	100	100	100
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	68,056	98	95	98	98	100	100	96
Nantucket Square, Schaumburg, IL	56,981	96	94	94	94	74	74	69 (a)
Naper West, Naperville, IL	164,812	85	83	88	85	88	89	95
Naper West Ph II, Naperville, IL	50,000	73	73	73	73	73	73	73
Niles Shopping Center, Niles, IL	26,109	68	68	83	83	83	71	71
Northgate Center, Sheboygan, WI	74,200	N/A	N/A	N/A	N/A	N/A	95	95
Oak Forest Commons, Oak Forest, IL	108,330	32	32	32	32	32	32	32 (a)
Oak Forest Commons III, Oak Forest, IL	7,424	88	88	88	88	88	88	76 (a)
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	100	100	94	94	100	96	94 (a)
Orland Park Place I, Orland Park, IL	598,960	N/A	N/A	N/A	N/A	N/A	87	86 (b) (c)
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100	100	100
Park Avenue Centre (formerly known as Dominick's) Highland Park, IL	71,442	100	100	100	0	0	0	0 (c)
Park Center Plaza, Tinley Park, IL	194,599	100	99	99	99	98	98	99 (a)
Park Place Plaza, St. Louis Park, MN	84,999	98	100	100	100	100	100	100
Park Square, Brooklyn Park, MN	137,116	54	54	54	55	38	46	38 (a)
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	96	96	97	97	97	98	98
Plymouth Collection, Plymouth, MN	45,915	100	100	100	100	100	100	100
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	100	100	100	100	100	100	100
Randall Square, Geneva, IL	216,485	95	99	99	100	99	100	99 (c)
Regal Showplace, Crystal Lake, IL	94,860	N/A	N/A	N/A	N/A	96	96	96(c)
Regency Point, Lockport, IL	54,841	100	100	100	100	100	100	100
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	100	100	100
	Gross
	Leasable
	Area	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05	06/30/05	09/30/05
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	93	95	98	94	94	92	92 (a)
River Square Center, Naperville, IL	58,260	95	95	94	92	92	97	97
Rivertree Court, Vernon Hills, IL	298,862	97	98	99	99	98	97	99 (a)
Rochester Marketplace, Rochester, MN	70,213	90	90	95	91	91	91	54
Rose Naper Plaza East, Naperville, IL	11,658	89	100	100	100	100	100	100
Rose Naper Plaza West, Naperville, IL	14,335	100	100	89	100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100	100	100
Salem Square, Countryside, IL	112,310	95	95	100	100	100	100	100
Schaumburg Plaza, Schaumburg, IL	61,485	100	81	91	91	91	91	91
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	100	100	100	100	100
Sears, Montgomery, IL	34,300	100	100	100	100	100	96	37 (a)
Shakopee Valley, Shakopee, MN	146,430	100	99	99	100	100	100	100
Shannon Square Shoppes, Arden Hills, MN	29,196	N/A	100	100	100	100	100	100
Shingle Creek, Brooklyn Center, MN	39,456	80	80	77	82	85	85	73 (a)
Shoppes of Mill Creek, Palos Park, IL	102,422	100	100	100	100	100	100	100 (c)
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	10	18	18	18	18	18	16
Shops at Orchard Place, Skokie, IL	165,141	92	84	88	89	90	90	88
Six Corners, Chicago, IL	80,650	88	88	73	72	72	97	97
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	95	92	100	89	89	92	92
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100	100	100
St. James Crossing, Westmont, IL	49,994	80	98	95	95	92	90	95
Staples, Freeport, IL	24,049	100	100	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	93	98	98	98	98	95	95
Terramere Plaza, Arlington Heights, IL	40,965	96	85	85	80	79	75	87 (a)
Thatcher Woods, River Grove, IL	193,313	98	97	99	99	98	98	98 (c)
Townes Crossing, Oswego, IL	105,989	99	100	100	100	100	100	100
Two Rivers Plaza, Bolingbrook, IL	57,900	97	78	97	97	100	100	100
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100	100	100
University Crossing, Mishawaka, IN	136,430	88	88	98	98	99	99	100
V. Richard's Plaza, Brookfield, WI	107,952	98	96	98	98	97	96	98
Village Ten Center, Coon Rapids, MN	211,568	98	98	98	98	98	98	98
Walgreens, Decatur, IL	13,500	100	100	100	100	100	0	0 (a)
Walgreens, Jennings, MO	15,120	100	100	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05	06/30/05	09/30/05
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Wauconda Shopping Ctr, Wauconda, IL	31,357	100	100	100	100	100	100	100
West River Crossing, Joliet, IL	32,452	83	88	91	95	96	100	100
Western and Howard, Chicago, IL	11,974	100	100	100	100	100	100	100
Wilson Plaza, Batavia, IL	11,160	100	78	78	78	88	88	88
Winnetka Commons, New Hope, MN	42,415	65	89	89	89	89	86	86
Wisner/Milwaukee Plaza, Chicago, IL	14,677	90	100	100	100	100	100	100
Woodfield Comm E/W, Schaumburg, IL	207,452	100	100	100	92	92	93	93 (b) (c)
Woodfield Plaza, Schaumburg, IL	177,160	91	91	94	94	94	100	97
Woodland Commons, Buffalo Grove, IL	170,398	91	93	97	99	97	98	96 (a)
Woodland Heights, Streamwood, IL	120,436	87	87	87	87	90	90	93
	12,986,863

(a)

We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 57% to 100% at September 30, 2005 for each of these centers.

(b)

From time to time, we receive payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  GAAP requires us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of September 30, 2005, the Company had four investment properties, Hastings Marketplace, located in Hastings, Minnesota; Woodfield Commons, located in Schaumburg, Illinois; Orland Park Place I & II, located in Orland Park, Illinois and Greentree Center, located in Caledonia, Wisconsin subject to master lease agreements.

(c)

These properties are owned through joint ventures.  See footnote 3 to the financial statements for further information regarding our joint ventures.

Subsequent Events

On October 17, 2005, we sold a portion of one of our investment properties, Mundelein Plaza, located in Mundelein, Illinois, for $3,250.  In conjunction with this sale, we repaid indebtedness of $1,822 secured by this property.

On October 17, 2005, we paid an aggregate cash dividend of $5,393 to stockholders of record at the close of business on September 30, 2005.

On October 18, 2005, we announced that we had declared a cash dividend of $0.08 per share on the outstanding shares of its common stock.  This dividend will be paid on November 17, 2005 to stockholders of record at the close of business on October 31, 2005.

On October 18, 2005, we purchased a property from an unaffiliated third party for $4,673.  The purchase price was funded using cash and cash equivalents.  The property is located in Coon Rapids, Minnesota and contains 25,145 of leasable area.  This property is currently entirely leased by Home Goods.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2005, we had no material derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will generally enter into derivative transactions that satisfy the aforementioned criteria only.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  In addition, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 and thereafter, based on debt outstanding at September 30, 2005 and weighted average interest rates for the debt maturing in each specified period.

	2005	2006	2007	2008	2009	Thereafter

Fixed rate debt	18,837	34,592	28,621	104,695	25,463	318,405
Weighted average interest rate	6.82%	6.03%	6.91%	6.57%	6.44%	4.87%

Variable rate debt	3,650	23,118	14,898	75,000	-	24,309
Weighted average interest rate	4.99%	5.49%	5.49%	5.03%	-	4.60%

The table above does not reflect indebtedness incurred after September 30, 2005.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages excluding line of credit is estimated to be $65,975 for mortgages which bear interest at variable rates and $526,341 for mortgages which bear interest at fixed rates.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At September 30, 2005, approximately $65,975, or 11%, of our mortgages payable have variable interest rates averaging 5.14%.  An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $124 for the nine months ended September 30, 2005.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of September 30, 2005, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable.

Item 6.

Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference:

Item No.

Description

3.1

Fourth Articles of Amendment and Restatement of the Registrant (1)

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

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

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

INLAND REAL ESTATE CORPORATION

/s/ ROBERT D. PARKS

By:	Robert D. Parks
President and Chief Executive Officer (principal
executive officer)
Date:	November 8, 2005

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	November 8, 2005