Form 10-K
period 2005-12-31
INLAND REAL ESTATE CORP
filed 2006-03-06
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2005

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

Title of each class:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒ No  ❑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ❑ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer ☒ Accelerated filer ❑

Non-accelerated filer ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ❑ No ☒

As of June 30, 2005, the aggregate market value of the Shares of Common Stock held by non-affiliates of the registrant was $979,454,653.

As of March 2, 2006, there were 67,567,844 shares of common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant's proxy statement for the annual stockholders meeting to be held in 2006 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

0

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

PART I

(In this Part I disclosure, all amounts are presented in thousands, except per share data and square footage amounts)

Item 1.  Business

General

Inland Real Estate Corporation was formed on May 12, 1994.  We are an owner/operator of Neighborhood Retail Centers and Community Centers located primarily within approximately 400 miles of our headquarters in Oak Brook, Illinois.  We own and acquire single-user retail properties located throughout the United States.  We also may construct or develop properties, or render services in connection with such development or construction, subject to our compliance with the rules governing real estate investment trusts under the Internal Revenue Code of 1986, as amended (the "Code").  As of December 31, 2005, we owned interests in 142 investment properties, comprised of:

•

Ninety Neighborhood Retail Centers totaling approximately 6,041,000 gross leasable square feet;

•

Twenty-five Community Centers totaling approximately 5,504,000 gross leasable square feet;

•

Twenty-seven single-user retail properties totaling approximately 1,359,000 gross leasable square feet.

We qualified as a real estate investment trust ("REIT") under the Code for federal income tax purposes commencing with the tax year ending December 31, 1995.  So long as we qualify for taxation as a REIT, we are generally not subject to federal income tax to the extent we distribute at least 90% of our REIT taxable income to our stockholders on an annual basis.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates.  Even though we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income.

Our business is not seasonal.  We compete on the basis of rental rates, operating expenses and location with similar types of properties located in the vicinity of our investment properties.  In addition, our tenants compete against other forms of retailing such as catalog companies and e-commerce websites that offer similar retail products.  We have no real property investments located outside of the United States.  We compete with numerous other properties in attracting tenants.  We assess and measure operating results on an individual property basis.  Since all of our investment properties exhibit highly similar economic characteristics, generally have tenants that offer products catering to the day-to-day living needs of individuals, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.  See footnote 13 to the accompanying consolidated financial statements for a discussion on our segment reporting.  As of December 31, 2005, we employed a total of seventy-eight people, none of whom are represented by a union.

We generally limit our indebtedness, including funds drawn on our unsecured line of credit with KeyBank, to approximately 50% of total market capitalization.  As of December 31, 2005, we had borrowed a total of approximately $667,817, of which approximately $128,560 bears interest at variable rates.  Additionally, our share of the debt on the properties in our unconsolidated joint ventures totals $79,400.  Our debt to total market capitalization was 42.8% at December 31, 2005.

During the year ended December 31, 2005, we acquired six additional investment properties totaling approximately 1,036,000 square feet for $143,821.  Additionally, we sold three investment properties, a 51,253 square foot section of one shopping center and an 18,525 square foot Ace Hardware, approximately one acre of land at another of our investment properties and contributed six investment properties into a joint venture.  Total proceeds from these sales and contributions were $69,134, net of closing costs.

We intend to continue to acquire new investment properties of the type previously described in this Item 1, utilizing our cash resources as well as acquisition indebtedness.  We also anticipate additional growth through our joint venture with New York State Teachers’ Retirement System (NYSTRS), to acquire and manage a pool of properties funded with capital provided by NYSTRS.

Conflicts of Interest Policies

Our governing documents require a majority of our directors to be "independent," as defined by the New York Stock Exchange.  Further, any transactions between The Inland Group, Inc. or its affiliates, and us must be approved by a majority of our independent directors.  Two of our directors, Messrs, Goodwin and Parks, are directors of The Inland Group, Inc.

Environmental Matters

We review and monitor compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment.  For the year ended December 31, 2005, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate incurring material amounts during the year ending December 31, 2006.

We believe that all of our investment properties comply in all material respects with all federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances.  The environmental condition of our investment properties may be adversely affected by our tenants, by conditions of near-by properties or by unrelated third parties.  All of our investment properties have been subjected to Phase I or similar environmental audits at the time they were acquired.  These audits, performed by independent consultants, generally involve a review of records and visual inspection of the property.  These audits do not include soil sampling or ground water analysis.  These audits have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our operations.  These audits may not, however, reveal all potential environmental liabilities.  Additionally, on an annual basis, we engage third party environmental specialists to complete site inspections on certain investment properties, namely those occupied by dry cleaners, oil change facilities and print shops, to ensure that the environmental condition of the respective property has not changed.

Access to Company Information

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

Certifications

The Company has filed with the SEC the chief executive officer and chief financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  In addition, the Company has filed the certification of our chief executive officer with the New York Stock Exchange (“NYSE”) for 2005 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.  Our chief executive officer certified that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of the date of the certification.

Item 1A.  Risk Factors

The Risk Factor disclosure included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, is incorporated in its entirety into this Part 1, Item 1A discussion by reference.

Item 1B.  Unresolved Staff Comments

We have no outstanding unresolved comments from the Commission staff regarding our periodic or current reports.

Item 2.  Properties

As of December 31, 2005, we owned, outright or through joint ventures, 142 investment properties, comprised of 27 single-user retail properties, 90 Neighborhood Retail Centers and 25 Community Centers.  These investment properties are located in the States of Florida (1), Illinois (96), Indiana (5), Michigan (1), Minnesota (27), Missouri (1), Ohio (3), Tennessee (1) and Wisconsin (7).  Tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/05	No. of Tenants at 12/31/05	Anchor Tenants (a)

Single-User Retail Properties

Ameritech Joliet, IL	4,504	05/97	1995	$522	1	None

Bakers Shoes Chicago, IL	20,000	09/98	1891	-	1	Bakers Shoes

Bally's Total Fitness St. Paul, MN	43,000	09/99	1998	3,145	1	Bally's Total Fitness

Carmax Schaumburg, IL	93,333	12/98	1998	11,730	1	Carmax

Carmax Tinley Park, IL	94,518	12/98	1998	9,450	1	Carmax

Circuit City Traverse City, MI	21,337	01/99	1998	1,688	1(b)	Circuit City (b)

Cub Foods Arden Hills, MN	68,442	03/04	2003	-	1	Cub Foods

Cub Foods Buffalo Grove, IL	56,192	06/99	1999	-	1	Cub Foods

Cub Foods Hutchinson, MN	60,208	01/03	1999	-	0 (b)	Cub Foods (b)

Cub Foods Indianapolis, IN	67,541	03/99	1991	2,254	1(b)	Cub Foods (b)

Cub Foods Plymouth, MN	67,510	03/99	1991	2,732	1	Cub Foods

Disney Celebration, FL	166,131	07/02	1995	13,600	1	Walt Disney World

Dominick's Countryside, IL	62,344	12/97	1975 / 2001	1,150	1	Dominick's Finer Foods

Dominick's Glendale Heights, IL	68,879	09/97	1997	-	1	Dominick's Finer Foods

Dominick's Hammond, IN	71,313	05/99	1999	4,100	1	Dominick’s Finer Foods

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/05	No. of Tenants at 12/31/05	Anchor Tenants (a)

Single-User Retail Properties

Dominick's Schaumburg, IL	71,400	05/97	1996	5,345	1	Dominick's Finer Foods

Dominick's West Chicago, IL	78,158	01/98	1990	-	0	None

Eckerd Drug Store Chattanooga, TN	10,908	05/02	1999	1,700	1	Eckerd Drug Store

Hollywood Video Hammond, IN	7,488	12/98	1998	882	1	None

Home Goods Store Coon Rapids, MN	25,145	10/05	2005	-	1	Home Goods

Michael's Coon Rapids, MN	24,240	07/02	2001	-	1	Michael's

Petsmart Gurnee, IL	25,692	04/01	1997	-	1	Petsmart

Riverdale Commons Outlot Coon Rapids, MN	6,566	03/00	1999	-	1	None

Staples Freeport, IL	24,049	12/98	1998	1,730	1	Staples

United Audio Center Schaumburg, IL	9,988	09/99	1998	-	1	None

Walgreens Decatur, IL	13,500	01/95	1988	-	1 (b)	Walgreens (b)(c)

Walgreens Jennings, MO	15,120	10/02	1996	570	1	Walgreens (c)

Neighborhood Retail Centers

22nd Street Plaza Outlot Oakbrook Terrace, IL	10,052	11/97	1985	987	3	None

Aurora Commons Aurora, IL	126,908	01/97	1988	8,000	24	Jewel Food Stores

Baytowne Shoppes/Square Champaign, IL	118,842	02/99	1993	8,720	21	Staples
						Berean Bookstore
						Petsmart
						Famous Footwear
						Factory Card Outlet
Berwyn Plaza Berwyn, IL	18,138	05/98	1983	709	3	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/05	No. of Tenants at 12/31/05	Anchor Tenants (a)

Neighborhood Retail Centers

Bohl Farm Marketplace Crystal Lake, IL	97,287	12/00	2000	7,833	14	Linens & Things
						Barnes & Noble
						Dress Barn
Brunswick Market Center Brunswick, OH	119,540	12/02	1997 / 1998	7,130	16	Tops, Inc.

Burnsville Crossing Burnsville, MN	91,015	09/99	1989	2,858	13	Schneiderman’s Furniture
						Petsmart
Butera Market Naperville, IL	67,632	03/95	1991	2,350	14	Butera Finer Foods

Byerly's Burnsville Burnsville, MN	72,365	09/99	1988	2,916	7 (b)	Byerly's Food Store
						Erik's Bike Shop
Caton Crossing Plainfield, IL	83,792	06/03	1998	7,425	17	Cub Foods

Cliff Lake Center Eagan, MN	73,582	09/99	1988	4,729	36	None

Cobblers Crossing Elgin, IL (e)	102,643	05/97	1993	8,200	17 (b)	Jewel Food Stores

Crestwood Plaza Crestwood, IL	20,044	12/96	1992	904	2	Pocket Billiards

Deer Trace Kohler, WI	149,881	07/02	2000	7,400	12	Elder Beerman
						TJ Maxx
						Michael's
						Famous Footwear
Deer Trace II Kohler, WI	24,410	08/04	2003/2004	-	8	None

Downers Grove Market Downers Grove, IL	104,449	03/98	1998	12,500	14	Dominick's Finer Foods

Eastgate Shopping Ctr Lombard, IL	131,601	07/98	1959 / 2000	3,610	32	Schroeder's Ace Hardware

Edinburgh Festival Brooklyn Park, MN	91,536	10/98	1997	4,625	14	Knowlan's Super Market

Elmhurst City Center Elmhurst, IL	39,090	02/98	1994	2,514	12	Walgreens (c)

Fashion Square Skokie, IL	84,580	12/97	1984	6,200	16	Cost Plus World Market
						Office Depot
Fashion Square II Skokie, IL	7,151	11/04	1984	-	2	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/05	No. of Tenants at 12/31/05	Anchor Tenants (a)

Neighborhood Retail Centers

Forest Lake Marketplace Forest Lake, MN (e)	93,853	09/02	2001	6,589	10	MGM Liquor
						Cub Foods
Four Flaggs Annex Niles, IL	21,425	11/02	1973 / 2001	-	5	Factory Card Outlet

Gateway Square Hinsdale, IL	40,170	03/99	1985	5,265	17	None

Goodyear Montgomery, IL	12,903	09/95	1991	630	3	None

Grand and Hunt Club Gurnee, IL	21,222	12/96	1996	1,796	3	None

Hartford Plaza Naperville, IL	43,762	09/95	1995	2,310	9 (b)	The Tile Shop

Hastings Marketplace Hastings, MN (d)	97,535	02/04	2002	9,780	14	Cub Foods

Hawthorn Village Vernon Hills, IL	98,806	08/96	1979	4,280	20	Dominick's Finer Foods
						Walgreens
Hickory Creek Marketplace Frankfort, IL	55,831	08/99	1999	5,750	23	None

High Point Center Madison, WI	86,004	04/98	1984	5,361	22	None

Homewood Plaza Homewood, IL	19,000	02/98	1993	1,013	1	Office Depot

Iroquois Center Naperville, IL	140,981	12/97	1983	5,950	29 (b)	Sears Logistics Services
						Planet Fitness
						Big Lots
						Xilin Association
Joliet Commons Ph II Joliet, IL	40,395	02/00	1999	2,400	2	Office Max

Mallard Crossing Elk Grove Village, IL	82,929	05/97	1993	4,050	12	Food 4 Less

Mankato Heights Mankato, MN	139,916	04/03	2002	8,910	19	TJ Maxx
						Michael’s
						Old Navy
						Pier One
						Famous Footwear
Maple Grove Retail Maple Grove, MN	79,130	09/99	1998	4,050	4	Roundy's

Maple Plaza Downers Grove, IL	31,196	01/98	1988	1,583	12	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/05	No. of Tenants at 12/31/05	Anchor Tenants (a)

Neighborhood Retail Centers

Mapleview Grayslake, IL (e)	115,038	03/05	2000	14,691	16	Jewel Food Stores

Marketplace at 6 Corners Chicago, IL (e)	117,000	11/98	1997	11,800	6	Jewel Food Stores
						Marshall's
Medina Marketplace Medina, OH	72,781	12/02	1956 / 1999	5,250	8	Tops, Inc.

Mundelein Plaza Mundelein, IL	16,803	03/96	1990	1,005	5	None

Nantucket Square Schaumburg, IL	56,981	09/95	1980	2,200	17 (b)	Cue-Can-Do (b)

Naper West Ph II Naperville, IL	50,000	10/02	1985	-	1	JoAnn Fabrics

Niles Shopping Center Niles, IL	26,109	04/97	1982	1,617	8	None

Northgate Center Sheboygan, WI	74,200	04/05	2003	6,185	7	Piggly Wiggly

Oak Forest Commons Oak Forest, IL	108,330	03/98	1998	6,618	14 (b)	Food 4 Less
						Murray’s Discount Auto
Oak Forest Commons Ph III Oak Forest, IL	7,424	06/99	1999	-	4 (b)	None

Oak Lawn Town Center Oak Lawn, IL	12,506	06/99	1999	-	4	None

Orland Greens Orland Park, IL	45,031	09/98	1984	3,550	13 (b)	Mac Frugal’s
						Shoe Carnival
Orland Park Retail Orland Park, IL	8,500	02/98	1997	625	3	None

Park Avenue Centre (formerly known as Dominick’s) Highland Park, IL (f)	71,442	06/97	1996	3,066	1	Staples

Park Place Plaza St. Louis Park, MN	84,999	09/99	1997	6,500	14	Office Max
						Petsmart
Park Square Brooklyn Park, MN	137,116	08/02	1986 / 1988	-	20	Fashion Bug

Park St. Claire Schaumburg, IL	11,859	12/96	1994	762	2	None

Plymouth Collection Plymouth, MN	45,915	01/99	1999	5,180	11	Golf Galaxy

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/05	No. of Tenants at 12/31/05	Anchor Tenants (a)

Neighborhood Retail Centers

Quarry Outlot Hodgkins, IL	9,650	12/96	1996	900	3	None

Regal Showplace Crystal Lake, IL (e)	94,860	03/05	1998	10,041	6	Regal Cinemas

Regency Point Lockport, IL	54,841	04/96	1993 / 1995	-	17	9th Street Fitness
						Ace Hardware
Riverplace Center Noblesville, IN	74,414	11/98	1992	3,290	11 (b)	Kroger
						Fashion Bug
River Square Naperville, IL	58,260	06/97	1988	6,425	25	None

Rochester Marketplace Rochester, MN	70,213	09/03	2001 / 2003	5,885	14	Staples

Rose Plaza Elmwood Park, IL	24,204	11/98	1997	2,670	3	Binny's

Rose Plaza East Naperville, IL	11,658	01/00	1999	1,086	5	None

Rose Plaza West Naperville, IL	14,335	09/99	1997	1,382	5 (b)	None

Salem Square Countryside, IL	112,310	08/96	1973 / 1985	3,130	7	TJ Maxx
						Marshall's
Schaumburg Plaza Schaumburg, IL	61,485	06/98	1994	3,878	10	Sears Hardware

Schaumburg Promenade Schaumburg, IL	91,831	12/99	1999	11,640	8	Linens and Things
						DSW Shoe Warehouse
						Pier 1 Imports
Sears Montgomery, IL	34,300	06/96	1990	1,645	4	None

Shakopee Valley Shakopee, MN	146,430	12/02	2000 / 2001	7,500	14	Kohl's
						Office Max
Shannon Square Shoppes Arden Hills, MN	29,196	06/04	2003	-	14	None

Shingle Creek Brooklyn Center, MN	39,456	09/99	1986	1,735	16	None

Shoppes of Mill Creek Palos Park, IL (e)	102,422	03/98	1989	5,660	21	Jewel Food Stores

Shops at Coopers Grove Country Club Hills, IL	72,518	01/98	1991	2,900	5	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/05	No. of Tenants at 12/31/05	Anchor Tenants (a)

Neighborhood Retail Centers

Six Corners Chicago, IL	80,650	10/96	1966	3,100	8	Bally Total Fitness
						Office Depot
Spring Hill Fashion Ctr West Dundee, IL	125,198	11/96	1985	7,900	19	Pier One
						Michael's
						TJ Maxx
St. James Crossing Westmont, IL	49,994	03/98	1990	3,848	20	None

Stuart's Crossing St. Charles, IL	85,529	07/99	1999	7,000	7	Jewel Food Stores

Terramere Plaza Arlington Heights, IL	40,965	12/97	1980	2,202	18	None

Townes Crossing Oswego, IL	105,989	08/02	1988	6,000	22	Jewel Food Stores

Two Rivers Plaza Bolingbrook, IL	57,900	10/98	1994	4,620	11	Marshall's
						Factory Card Outlet
University Crossing Mishawaka, IN	136,430	10/03	2003	8,800	22 (b)	Marshall's
						Babies R Us
						Petco
						Famous Footwear
						Dollar Tree Stores
						Pier 1 Imports
V. Richard's Plaza Brookfield, WI	107,952	02/99	1985	8,000	24	V. Richards Market
						Guitar Center
						Pedro’s Mexican Restaurant
Wauconda Shopping Ctr Wauconda, IL	31,357	05/98	1988	1,334	3 (d)	Sears Hardware

West River Crossing Joliet, IL	32,452	08/99	1999	3,500	16	None

Western & Howard Chicago, IL	11,974	04/98	1985	993	3 (b)	None

Wilson Plaza Batavia, IL	11,160	12/97	1986	650	7	None

Winnetka Commons New Hope, MN	42,415	07/98	1990	2,234	13 (b)	Walgreens

Wisner/Milwaukee Plaza Chicago, IL	14,677	02/98	1994	975	4	None

Woodland Heights Streamwood, IL	120,436	06/98	1956	3,940	15	Jewel Food Stores
						U.S. Postal Service

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/05	No. of Tenants at 12/31/05	Anchor Tenants (a)

Community Centers

Bergen Plaza Oakdale, MN	272,233	04/98	1978	9,142	38 (b)	K-Mart
						Roundy’s
						Petco
Chatham Ridge Chicago, IL (e)	175,774	02/00	1999	15,000	28	Cub Foods
						Marshall's
						Bally Total Fitness
Chestnut Court Darien, IL	170,027	03/98	1987	8,619	22	Office Depot
						Powerhouse Gym
						Just Ducky
						Factory Card Outlet
						Loyola Medical Center
						Stein Mart
Crystal Point Crystal Lake, IL	339,898	07/04	1976/1990’s	20,100	16	Best Buy
						K-Mart
						Bed, Bath & Beyond
						The Sports Authority
						Cost Plus
						Borders Books
						Office Depot
Four Flaggs Niles, IL	306,661	11/02	1973 / 1998	12,141	25	Wickes Furniture
						Jewel Food Stores
						Rhodes
						Office Depot
						REI
						Petsmart
						Jo-Ann Fabrics
						Books-A-Million
						Women’s Workout World
Greentree Center & Outlot Caledonia, WI	163,398	02/05	1990/1993	6,600	11	Pic n Save
						K-Mart
Joliet Commons Joliet, IL	158,922	10/98	1995	13,480	16	Cinemark
						Petsmart
						Barnes & Noble
						Old Navy
						MC Sports
						La-Z Boy Showcase Shop
						Old Country Buffet
Lake Park Plaza Michigan City, IN	229,639	02/98	1990	6,490	16 (b)	Wal-Mart
						Valuland (b)
						Jo Ann Fabrics
						Factory Card Outlet
Lansing Square Lansing, IL	233,508	12/96	1991	11,125	16 (b)	Sam's Club
						Office Max
						Babies R Us
						Jeepers (b)

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/05	No. of Tenants at 12/31/05	Anchor Tenants (a)

Community Centers

Maple Park Place Bolingbrook, IL	227,795	01/97	1992	12,500	27	Powerhouse Gym
						Office Depot
						Jo Ann Fabrics
						Sportmart
						Best Buy
Naper West Naperville, IL	164,812	12/97	1985	7,695	29	TJMaxx
						Barrett’s Home Theater Store
Orland Park Place Orland Park, IL (e)	598,284	04/05	1980/1999	35,809	25 (f)	K & G Superstore
						Old Navy
						Cost Plus World Market
						Stein Mart
						Tiger Direct
						Barnes & Noble
						Wickes Furniture
						DSW Shoe Warehouse
						Bed, Bath & Beyond
						Sports Authority
						Binny’s Beverage Depot
						Marshall's
						Office Depot
						Dick’s Sporting Goods
Park Center Plaza Tinley Park, IL	194,599	12/98	1988	14,090	34 (b)	Cub Foods
						Bally's Total Fitness
						The Furniture Box
						Bud’s Sport Place
						Chuck E. Cheese
						Old Country Buffet
Pine Tree Plaza Janesville, WI	187,413	10/99	1998	11,000	22	Gander Mountain
						TJ Maxx
						Staples
						Michaels Stores
						Petco
						Old Navy
						Famous Footwear
Quarry Retail Minneapolis, MN	281,648	09/99	1997	15,800	15	Home Depot
						Roundy’s
						Petsmart
						Office Max
						Old Navy
						Party City
Randall Square Geneva, IL (e)	216,485	05/99	1999	13,530	28	Marshall’s
						Bed, Bath & Beyond
						Old Navy
						Factory Card Outlet
						Shoe Carnival
						Petsmart
						Michaels Stores

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/05	No. of Tenants at 12/31/05	Anchor Tenants (a)

Community Centers

Riverdale Commons Coon Rapids, MN	168,277	09/99	1998	9,850	17	Roundy's
						Wickes Furniture
						Office Max
						Party City
						Petco
Rivertree Court Vernon Hills, IL	298,862	07/97	1988	17,548	44 (b)	Best Buy
						Kerasotes Theaters
						Office Depot
						TJ Maxx
						Petsmart
						Michaels Stores
						Harlem Furniture
						Ulta Salon
						Old Country Buffet
Shops at Orchard Place Skokie, IL	165,141	12/02	2000	22,500	21	Best Buy
						DSW Shoe Warehouse
						Ulta Salon
						Pier 1 Imports
						Petco
						Walter E. Smithe
						Factory Card Outlet
Springboro Plaza Springboro, OH	154,034	11/98	1992	5,510	5	K-Mart
						Kroger
Thatcher Woods River Grove, IL (e)	193,313	04/02	1969/1999	10,200	21	Walgreens
						A.J. Wright
						Olson’s Ace Hardware
						Hanging Garden Banquet
						Binny’s Beverage Depot
						Dominick’s Finer Food
Village Ten Coon Rapids, MN	211,568	08/03	2002	8,500	12	Lifetime Fitness
						Cub Foods
						Dollar Tree
Woodfield Commons East/West Schaumburg, IL (e)	207,452	10/98	1973 1975 1997	17,500	16	Toys R Us
						Tower Records
						Luna Carpets
						Comp USA
						Cost Plus
						Party City
						Discovery Clothing
Woodfield Plaza Schaumburg, IL	177,160	01/98	1992	12,050	9	Kohl's
						Jo Ann Fabrics
						Barnes & Noble
						Joseph A. Banks Clothiers
Woodland Commons Buffalo Grove, IL	170,398	02/99	1991	11,000	38 (b)	Dominick's Finer Foods
						Jewish Community Center
Total	12,903,898			$761,616

(a)	Anchor tenants are defined as any tenant occupying 10,000 or more square feet. We use the tenant's trade name, which may be different than the legal entity named on the lease.

(b)

We continue to receive rent from tenants who have vacated but are still obligated under their lease terms.  These tenants continue to pay an amount equal to the contractual obligations under their lease.

(c)	Beginning with the earlier date listed, pursuant to the terms of each lease, the tenant has a right to terminate prior to the lease expiration date.

(d)	Single property joint venture with Crow Holdings, including 100% of the debt secured by this property.

(e)	Joint Venture with the New York State Teachers’ Retirement System, including 100% of the debt secured by these properties.

(f)	Single property joint venture with Tucker Development Corporation.

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2005

	Lease Expiration Year	Number of Leases Expiring (1)	GLA Under Expiring Leases (Sq.Ft.) (1)	Percent of Total Leased GLA	Total Annualized Base Rent ($)	Percent of Total Annualized Base Rent ($)	Annualized Base Rent ($/Sq.Ft.) (2)

1	M-T-M	28	85,132	0.69%	924	0.58%	10.85
2	2006	195	848,486	6.90%	10,085	6.35%	11.89
3	2007	254	985,813	8.01%	12,986	8.17%	13.17
4	2008	283	1,358,742	11.04%	18,249	11.48%	13.43
5	2009	251	1,377,971	11.20%	17,559	11.05%	12.74
6	2010	213	1,078,053	8.76%	14,849	9.34%	13.77
7	2011	75	897,670	7.29%	10,696	6.73%	11.91
8	2012	55	717,805	5.83%	9,274	5.84%	12.92
9	2013	52	572,879	4.66%	8,391	5.28%	14.65
10	2014	46	814,655	6.62%	10,917	6.87%	13.40
11	2015+	109	3,568,513	29.00%	44,984	28.31%	12.61

Total Weighted Average		1,561	12,305,719	100.00%	158,914	100.00%	12.91

(1)

Includes leases expiring on non-consolidated properties owned in joint ventures.

(2)

Annualized base rent for all leases in place at report date are calculated as follows: annualized current monthly base rents in-place.

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties as of December 31, 2005, 2004, 2003, 2002 and 2001.  N/A indicates we did not own the investment property at the end of the year.

	Gross Leaseable Area	2005%	2004%	2003%	2002%	2001%
Properties

22nd Street Plaza Outlot (formerly known as Party City), Oakbrook Terrace, IL	10,052	99	100	100	100	100
Ameritech, Joliet, IL	4,504	100	100	100	100	100
Aurora Commons, Aurora, IL	126,908	98	98	100	99	97
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100
Bally's Total Fitness, St. Paul, MN	43,000	100	100	100	100	100
Baytowne Shoppes/Square, Champaign, IL	118,842	98	98	88	94	98
Bergen Plaza, Oakdale, MN	272,233	97 (a)	98	98	99	99
Berwyn Plaza, Berwyn, IL	18,138	21	26	26	20	26
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	94	91	83	88	N/A
Burnsville Crossing, Burnsville, MN	91,015	99	99	100	98	100
Butera Market, Naperville, IL	67,632	100	100	97	100	100
Byerly's Burnsville, Burnsville, MN	72,365	96 (a)	100	100	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	96	95	100	N/A	N/A
Chatham Ridge, Chicago, IL	175,774	99 (c)	95	100	96	100
Chestnut Court, Darien, IL	170,027	99	88	99	97	99
Circuit City, Traverse City, MI	21,337	0 (a)	100	100	100	100
Cliff Lake Center, Eagan, MN	73,582	100	100	97	100	95
Cobblers Crossing, Elgin, IL	102,643	94 (a)(c)	96	97	100	100
Crestwood Plaza, Crestwood, IL	20,044	100	100	32	100	100
Crystal Point, Crystal Lake, IL	339,898	100	100	N/A	N/A	N/A
Cub Foods, Buffalo Grove, IL	56,192	100	100	0	0	0
Cub Foods, Hutchinson, MN	60,208	0 (a)	0	0	N/A	N/A
Cub Foods, Indianapolis, IN	67,541	0 (a)	0	0	0	0
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100
Cub Foods, Arden Hills, MN	68,442	100	100	N/A	N/A	N/A
Deer Trace, Kohler, WI	149,881	100	98	98	100	N/A

	Gross Leaseable Area	2005%	2004%	2003%	2002%	2001%
Properties

Deer Trace II, Kohler, WI	24,410	100	90	N/A	N/A	N/A
Disney, Celebration, FL	166,131	100	100	100	100	N/A
Dominick's, Countryside, IL	62,344	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100
Dominick's, Hammond, IN	71,313	100	100	100	100	0
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	0	0	0	0	100
Downers Grove Market, Downers Grove, IL	104,449	100	99	99	99	99
Eastgate Shopping Center, Lombard, IL	131,601	84	88	93	94	90
Eckerd Drug Store, Chattanooga, TN	10,908	100	100	100	100	N/A
Edinburgh Festival, Brooklyn Park, MN	91,536	99	100	99	100	100
Elmhurst City Center, Elmhurst, IL	39,090	100	97	97	84	66
Fashion Square, Skokie, IL	84,580	96	75	95	86	85
Fashion Square II, Skokie, IL	7,151	100	100	N/A	N/A	N/A
Forest Lake Marketplace, Forest Lake, MN	93,853	100 (c)	98	92	96	N/A
Four Flaggs, Niles, IL	306,661	99	99	81	78	N/A
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	N/A
Gateway Square, Hinsdale, IL	40,170	96	100	98	93	100
Goodyear, Montgomery, IL	12,903	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	100	21
Greentree Center & Outlot, Caledonia, WI	163,398	94 (b)	N/A	N/A	N/A	N/A
Hartford Plaza, Naperville, IL	43,762	95 (a)	100	97	100	47
Hastings Marketplace, Hastings, MN	97,535	100 (c)	94)	N/A	N/A	N/A
Hawthorn Village, Vernon Hills, IL	98,806	96	100	100	97	98
Hickory Creek Marketplace, Frankfort, IL	55,831	89	97	96	94	91
High Point Center, Madison, WI	86,004	94	92	89	91	86
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100
Home Goods Store, Coon Rapids, MN	25,145	100	N/A	N/A	N/A	N/A
Homewood Plaza, Homewood, IL	19,000	100	100	8	47	100
Iroquois Center, Naperville, IL	140,981	99 (a)	65	69	72	84

	Gross Leaseable Area	2005%	2004%	2003%	2002%	2001%
Properties

Joliet Commons, Joliet, IL	158,922	100	100	100	100	100
Joliet Commons Ph II, Joliet, IL	40,395	79	79	100	100	100
Lake Park Plaza, Michigan City, IN	229,639	72 (a)	74	73	69	69
Lansing Square, Lansing, IL	233,508	89 (a)	99	99	97	98
Mallard Crossing, Elk Grove Village, IL	82,929	100	99	32	41	29
Mankato Heights, Mankato, MN	139,916	97	100	98	N/A	N/A
Maple Grove Retail, Maple Grove, MN	79,130	97	97	97	97	97
Maple Park Place, Bolingbrook, IL	227,795	97	100	71	50	73
Maple Plaza, Downers Grove, IL	31,196	95	100	100	100	100
Mapleview, Grayslake, IL	115,038	93 (c)	N/A	N/A	N/A	N/A
Marketplace at Six Corners, Chicago, IL	117,000	100 (c)	100	100	100	100
Medina Marketplace, Medina, OH	72,781	100	100	100	100	N/A
Michael's, Coon Rapids, MN	24,240	100	100	100	100	N/A
Mundelein Plaza, Mundelein, IL	16,803	100	98	100	100	94
Nantucket Square, Schaumburg, IL	56,981	94 (a)	94	94	96	79
Naper West, Naperville, IL	164,812	89	85	85	66	73
Naper West Ph II, Naperville, IL	50,000	73	73	73	0	N/A
Niles Shopping Center, Niles, IL	26,109	99	83	68	73	73
Northgate Shopping Center, Sheboygan, WI	74,200	95	N/A	N/A	N/A	N/A
Oak Forest Commons, Oak Forest, IL	108,330	31 (a)	32	99	100	99
Oak Forest Commons Ph III, Oak Forest, IL	7,424	76 (a)	88	100	62	50
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	92 (a)	94	100	100	97
Orland Park Place, Orland Park, IL	598,284	93 (b)(c)	N/A	N/A	N/A	N/A
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100
Park Avenue Center (formerly knows as Dominick’s), Highland Park, IL	71,442	29 (c)	0	100	100	100
Park Center Plaza, Tinley Park, IL	194,599	97 (a)	99	95	98	97
Park Place Plaza, St. Louis Park, MN	84,999	100	100	98	100	100
Park Square, Brooklyn Park, MN	137,116	50	55	54	93	N/A
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100

	Gross Leaseable Area	2005%	2004%	2003%	2002%	2001%
Properties

Pine Tree Plaza, Janesville, WI	187,413	98	97	95	95	96
Plymouth Collection, Plymouth, MN	45,915	100	100	100	94	96
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	97	100	100	100	100
Randall Square, Geneva, IL	216,485	100 (c)	100	97	100	100
Regal Showplace Center, Crystal Lake, IL	94,860	96 (c)	N/A	N/A	N/A	N/A
Regency Point, Lockport, IL	54,841	100	100	100	100	97
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	100
Riverdale Commons Outlot, Coon Rapids, MN	6,566	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	97 (a)	94	95	98	96
River Square Shopping Center, Naperville, IL	58,260	100	92	91	92	84
Rivertree Court, Vernon Hills, IL	298,862	99 (a)	99	96	99	98
Rochester Marketplace, Rochester, MN	70,213	54	91	90	N/A	N/A
Rose Naper Plaza East, Naperville, IL	11,658	100	100	89	100	100
Rose Naper Plaza West, Naperville, IL	14,335	89 (a)	100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100
Salem Square, Countryside, IL	112,310	100	100	95	91	91
Schaumburg Plaza, Schaumburg, IL	61,485	91	91	97	93	60
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	100	90	90
Sears, Montgomery, IL	34,300	37	100	95	95	90
Shakopee Valley, Shakopee, MN	146,430	100	100	100	100	N/A
Shannon Square, Shoppes, Arden Hills, MN	29,196	100	N/A	N/A	N/A	N/A
Shingle Creek, Brooklyn Center, MN	39,456	73	82	85	96	97
Shoppes of Mill Creek, Palos Park, IL	102,422	99 (c)	100	100	93	96
Shops at Coopers Grove, Country Club Hills, IL	72,518	16	18	8	9	18
Shops at Orchard Place, Skokie, IL	165,141	98	89	92	96	N/A
Six Corners, Chicago, IL	80,650	97	72	96	88	86
Spring Hill Fashion Center, W. Dundee, IL	125,198	92	89	95	95	98
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	99
St. James Crossing, Westmont, IL	49,994	98	95	80	88	100
Staples, Freeport, IL	24,049	100	100	100	100	100

	Gross Leaseable Area	2005%	2004%	2003%	2002%	2001%
Properties

Stuart's Crossing, St. Charles, IL	85,529	95	98	95	95	90
Terramere Plaza, Arlington Heights, IL	40,965	77	80	96	73	69
Thatcher Woods, River Grove, IL	193,313	98 (c)	99	98	98	N/A
Townes Crossing, Oswego, IL	105,989	100	100	94	86	N/A
Two Rivers Plaza, Bolingbrook, IL	57,900	100	97	100	100	100
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100
University Crossing, Mishawaka, IN	136,430	100 (a)	98	88	N/A	N/A
V. Richard's Plaza, Brookfield, WI	107,952	98	98	97	79	80
Village Ten, Coon Rapids, MN	211,568	98	98	98	N/A	N/A
Walgreens, Decatur, IL	13,500	0 (a)	100	100	100	100
Walgreens, Jennings, MO	15,120	100	100	100	100	N/A
Wauconda Shopping Center, Wauconda, IL	31,357	100	100	100	100	77
West River Crossing, Joliet, IL	32,452	100	95	91	91	96
Western & Howard, Chicago, IL	11,974	83 (a)	100	100	78	78
Wilson Plaza, Batavia, IL	11,160	88	78	100	100	100
Winnetka Commons, New Hope, MN	42,415	78 (a)	89	65	65	62
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100	100	100	100	100
Woodfield Commons-East/West, Schaumburg, IL	207,452	90 (b)(c)	92	100	100	100
Woodfield Plaza, Schaumburg, IL	177,160	94	94	91	76	78
Woodland Commons, Buffalo Grove, IL	170,398	97 (a)	99	89	90	95
Woodland Heights, Streamwood, IL	120,436	93	87	86	94	94

	12,903,898

(a)

We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 83% to 100% at December 31, 2005, for each of these centers.

(b)

In connection with the purchase of several investment properties, we, from time to time, receive payments under master lease agreements covering space vacant at the time of acquisition.  The payments will be made to us for a period ranging from one to two years from the date of acquisition of the property or until the vacant space is leased and tenants begin paying rent.  Accounting principles generally accepted in the United States of America ("GAAP") require us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2005, we had three investment properties, Woodfield Commons, located in Schaumburg, Illinois, Orland Park Place I & II, located in Orland Park, Illinois and Greentree Center, located in Caledonia, Wisconsin subject to master lease agreements.

(c)	These properties are owned through joint ventures. See footnote 3 to the financial statements for further information regarding our joint ventures.

Item 3.  Legal Proceedings

We were not a party to and none of our properties was subject to any material legal proceedings during 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

(In this Part II disclosure, all amounts are presented in thousands, except per share data and square footage amounts)

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

Market Information

As of March 2, 2006, there were 7,123 stockholders of record of our common stock.  Our shares have been listed on the New York Stock Exchange since June 9, 2004 under the symbol IRC.  Prior to June 9, 2004, trading in our shares took place on the electronic over the counter bulletin board market.  Prices on the over the counter bulletin board market set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  During the years ended December 31, 2005 and 2004, we paid a distribution equal to $0.95 and $0.94, respectively per share, per annum.  The distribution was paid on a monthly basis equal to the pro rata share of the per annum distribution.  The following table sets forth, for the periods indicated, the high and low sales prices for our shares on the New York Stock Exchange and the over the counter market.

For the Quarter Ended	High	Low

December 31, 2005	$15.82	13.50
September 30, 2005	17.00	14.65
June 30, 2005	16.48	14.00
March 31, 2005	16.50	14.80

December 31, 2004	$15.95	14.45
September 30, 2004	14.95	12.73
June 30, 2004 (a)	13.10	9.00
March 31, 2004 (a)	12.00	8.50

(a)

Prior to June 9, 2004, our shares were traded on the over the counter bulletin board market.  The high price from the quarter ended June 30, 2004 reflects the price as traded on the New York Stock Exchange.  The low price from this same period reflects the price as traded on the over the counter bulletin board market.

The following table presents certain information, as of December 31, 2005, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders:
Restricted stock awards to employees	30	$15.18	2,464
Independent Director Stock Option Plan	6	$15.62	Included above

Equity compensation plans not approved by stockholders
Independent Director Stock Option Plan	23	6 at $14.50 14 at $10.45 3 at $9.05	-
Restricted stock awards to employees	40	2 at $11.00 38 at $12.93	N/A

Total	99	13.36	2,464

Reference is made to Note 12 to the financial statements in Item 8 of the Annual Report for a discussion of our deferred stock compensation plans.

Distributions

For federal income tax purposes, distributions may consist of ordinary income distributions, non-taxable return of capital, capital gains or a combination thereof.  Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary or capital gain distributions.  Distributions in excess of these earnings and profits (calculated for tax purposes) will constitute a non-taxable return of capital rather than a distribution and will reduce the recipient's basis in the shares to the extent thereof, and thereafter as taxable gain.  Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder's shares.

In order to maintain our status as a REIT, we must distribute at least 90% of our "REIT taxable income," to our stockholders.  REIT taxable income is defined as taxable income excluding the deduction for distributions paid and net capital gains.  For the year ended December 31, 2005, our "REIT taxable income" was $60,920.  We declared distributions to stockholders totaling $64,212 and $62,618 or $0.95 and $0.94 on an annual basis per share for the years ended December 31, 2005 and 2004, respectively.  Future distributions are determined by our board of directors.  We expect to continue paying distributions to maintain our status as a REIT.  We annually notify our stockholders of the taxability of distributions paid during the proceeding year.  The following table sets forth the taxability of distributions, on a per share basis, paid in 2005 and 2004:

	2005 (a)	2004

Ordinary income	$0.86	0.80
Non-taxable return of capital	-	0.12
Unrecaptured Section 1250 gains	-	-
Long-term capital gains	0.02	0.02

(a)

The December distribution declared on December 20, 2005, with a record date of January 3, 2006 and payment date of January 17, 2006, is reportable for tax purposes in 2006 and is not reflected in the 2005 allocation.

Item 6.  Selected Financial Data

INLAND REAL ESTATE CORPORATION
For the years ended December 31, 2005, 2004, 2003, 2002, and 2001
(In thousands, except per share data)
(not covered by the Report of Independent Registered Public Accounting Firm)

	2005	2004	2003	2002	2001

Total assets	1,188,999	1,207,092	1,280,656	1,190,031	1,020,363
Mortgages payable	602,817	596,125	615,512	582,282	493,120
Total revenues	182,715	190,352	172,328	145,997	149,974
Income from continuing operations	45,989	44,001	39,444	35,521	39,742
Net income available to common stockholders	47,255	49,374	41,866	39,276	40,666
Net income per common share, basic and diluted	0.70	0.74	0.64	0.61	0.64
Total distributions declared	64,212	62,618	61,166	60,090	58,792
Distributions per common share	0.95	0.94	0.94	0.94	0.93
Cash flows provided by operating activities	86,729	86,118	80,098	67,839	70,250
Cash flows used in investing activities	(41,202)	(54,059)	(87,060)	(192,971)	(19,825)
Cash flows provided by (used in) financing activities	(54,231)	(54,939)	43,916	116,590	(28,845)

Weighted average common shares outstanding, basic	67,244	66,454	65,064	63,979	63,108
Weighted average common shares outstanding, diluted	67,298	66,504	65,068	63,984	63,108

The above financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operation

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward looking statements including, without limitation, limitations on the area in which we may acquire properties; risks associated with borrowings secured by our properties; competition for tenants and customers; federal, state or local regulations; adverse changes in general economic or local conditions; competition for property acquisitions with third parties that have greater financial resources than we do; inability of lessees to meet financial obligations; uninsured losses and risks of failing to qualify as a real estate investment trust ("REIT").

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

•

a discussion of our results of operations, including changes in funds from operations ("FFO") from year to year and a discussion of the impact that inflation may have on our results; and

•

a discussion of the important factors that may impact your investment.

We have elected to be taxed for federal income tax purposes as a REIT.  This election has important consequences, as it requires us to satisfy certain tests regarding the nature of the revenues we can generate and the distributions that we pay to our stockholders.  To ensure that we continue to qualify to be taxed as a REIT, we determine, on a quarterly basis, that the gross income, asset and distribution tests imposed by the Code are satisfied.  On an ongoing basis, as due diligence is performed on potential real estate purchases or temporary investment of uninvested capital, we determine that the income from the new assets qualifies for REIT purposes.  To maintain our qualification as a REIT, we must distribute 90% of our "REIT taxable income" to our stockholders.

We qualified to be taxed as a REIT commencing with the tax year ending December 31, 1995.  As a REIT, we generally are not subject to federal income tax to the extent we satisfy the various requirements set forth in the Code. If we fail to qualify as a REIT in any taxable year, our income will be subject to federal income tax at regular corporate tax rates.  Even though we qualify for taxation as a REIT, our income may be subject to certain state and local taxes and property and federal income and excise taxes on our undistributed income.

Executive Summary

We are an owner/operator of Neighborhood Retail Centers (gross leasable areas ranging from 5,000 to 150,000 square feet) and Community Centers (gross leasable areas in excess of 150,000 square feet).  We are a self-administered REIT formed under Maryland law.  Our investment properties are located primarily within approximately 400 miles of our headquarters in Oak Brook, Illinois.  Additionally, we own and acquire single-user retail properties located throughout the United States.  We also may construct or develop properties or render services in connection with such development or construction.  As of December 31, 2005, we owned interests in 142 investment properties.

Essentially all of our revenues and cash flows are generated by collecting rental payments from our tenants.  Our goal is to continue increasing our revenues by acquiring additional investment properties and re-leasing those spaces that are vacant, or may become vacant, at more favorable rental rates.  We believe we have significant acquisition opportunities due to our reputation and our concentration of properties in the Chicago and Minneapolis-St. Paul metropolitan areas.

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

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental measure of a REIT's operating performance because along with cash flows from operating, investing and financing activities, FFO provides a measure of a REIT's ability to service debt and make capital expenditures and acquisitions.  As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO means net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO in conjunction with our acquisition policy to determine investment capitalization strategy and we also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements as a measure used in determining incentive based compensation.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Therefore, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.

EBITDA is defined as earnings (losses) from continuing operations, calculated in accordance with GAAP, excluding: (1) interest expense; (2) income tax benefit or expenses; (3) depreciation and amortization.  We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance.  By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and capital structure.  By excluding depreciation and amortization expense, we believe we can more accurately assess the performance of our portfolio.  Because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements, it does not reflect the amount of capital needed to maintain our properties nor does it reflect trends in interest costs due to changes in interest rates or increases in borrowing.  EBITDA should be considered only as a supplement to net earnings and may be calculated differently by other equity REITs.

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

•

possibly re-leasing at rental rates lower than current market rates or the rate on the expiring lease;

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

Acquisitions:

•

We seek to selectively acquire well-located Single-user Retail Properties, Neighborhood Retail Centers and Community Centers.

•

We acquire properties either without financing contingencies or by assuming existing debt to provide us with a competitive advantage over other potential purchasers.

•

We concentrate our property acquisitions in areas where we have a large market concentration.  In doing this, we believe we are able to attract new retailers to the area and possibly lease several locations to them.  Additionally, we are able to get existing retailers to lease more space at our current investment properties.

Joint Ventures:

•

We actively pursue new development opportunities through joint ventures with established local developers.

•

We have formed joint ventures to acquire stabilized retail properties as well as properties to be re-developed and vacant land to be developed.  We will earn fees from the joint ventures for providing property management, acquisition and leasing services.

Operations:

•

We actively manage costs to minimize operating expenses by centralizing all management, leasing, marketing, financing, accounting and data processing activities.

•

Improve rental income and cash flow by aggressively marketing rentable space.

•

Emphasize regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns.

•

Maintain a diversified tenant base consisting primarily of retail tenants providing consumer goods and services.

•

Proactively review our existing portfolio for potential re-development opportunities.

During the year ended December 31, 2005, we acquired six additional investment properties totaling approximately 1,036,000 square feet for $143,821.  Additionally, we sold three investment properties, a 51,253 square foot section of one shopping center and an 18,525 square foot Ace Hardware, approximately one acre of land at another of our investment properties and contributed six investment properties into a joint venture.  Total proceeds from these sales and contributions were $69,134, net of closing costs.

Critical Accounting Policies

General

A critical accounting policy is one that would materially affect our operating results or financial condition, and requires management to make estimates or judgments in certain circumstances.  We believe that our most critical accounting policies relate to how we value our investment properties and determine whether assets are held for sale, recognize rental income and lease termination income, our cost capitalization and depreciation policies and consolidation/equity accounting policies.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of critical accounting policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and if necessary, we conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the years ended December 31, 2005 and 2004.

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

We allocate the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in-place leases) and any financing assumed that is determined to be above or below market terms.  The allocation of the purchase price is an area that requires complex judgments and significant estimates.  The value allocated to land as opposed to building affects the amount of depreciation expense we record.  If more value is attributed to land, depreciation expense is lower than if more value is attributed to building and improvements.  We use the information contained in the third party appraisals as the primary basis for allocating the purchase price between land, building and improvements.  We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as a component of amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of December 31, 2005, we had not allocated any amounts to customer relationships.

The valuation and possible subsequent impairment in the value of our investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

Cost Capitalization and Depreciation Policies.  We review all expenditures and capitalize any item that is deemed to be an upgrade or a tenant improvement.  If we capitalize more expenditures, current depreciation expense would be higher; however, total current expenses would be lower.  Depreciation expense is computed using the straight-line method.  Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements, 15 years for site improvements and the remaining life of the related lease for tenant improvements.

Assets Held for Sale.  In determining whether to classify an asset as held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale, in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale (adjusted for depreciation expense) or the fair value at the decision date not to sell.  As of December 31, 2004, we had classified the following properties as held for sale:

•

Dominick's, Glendale Heights, Illinois;

•

Crestwood Plaza, Crestwood, Illinois;

•

Calumet Square, Calumet City, Illinois;

•

Dominick's, Highland Park, Illinois (this property was subsequently contributed to a joint venture);

•

Wauconda Shopping Center, Wauconda, Illinois; and

•

Walgreens, Decatur, Illinois.

During the year ended December 31, 2005, several of these properties no longer met the criteria to be classified as held for sale.  In connection with the reclassification of the properties from held for sale to continuing operations, we recorded adjustments for depreciation expense of $1,263 for the year ended December 31, 2005.  At December 31, 2005, we had no properties classified as held for sale.

Recognition of Rental Income and Tenant Recoveries.  Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as "straight-lining" rent, generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of "straight-lining," rental income exceeded the cash collected for such rent by $614, $2,173 and $2,024 for the years ended December 31, 2005, 2004 and 2003, respectively.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase to both deferred rent receivable and rental income in the accompanying consolidated statements of operations.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease to both deferred rent receivable and rental income in the accompanying consolidated statements of operations.  In accordance with Staff Accounting Bulletin 101, we defer recognition of contingent rental income, such as percentage/excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectibility of outstanding receivables.  Allowances are taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

Tenant recoveries are primarily comprised of real estate tax and common area maintenance reimbursement income.  Real estate tax income is based on an accrual reimbursement calculation by tenant, based on an estimate of current year real estate taxes.  As actual real estate tax bills are received, we reconcile with our tenants and adjust prior year income estimates in the current period.  Common area maintenance income is accrued on actual common area maintenance expenses as incurred.  Annually, we reconcile with the tenants for their share of the expenses per their lease and we adjust prior year income estimates in the current period.

Recognition of Lease Termination Income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Consolidation/Equity Accounting Policies.  We consolidate the operations of a joint venture if we determine that we are the primary beneficiary of a variable interest entity or have substantial influence and control of the entity.  The primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual returns, or both.  There are significant judgments and estimates involved in determining the primary beneficiary of a variable interest entity or the determination of who has control and influence of the entity.  When we consolidate an entity, the assets, liabilities and results of operations of a variable interest entity are included in our consolidated financial statements.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at December 31, 2005 and 2004 were $26,804 and $35,508, respectively.  See our discussion of the Statements of Cash Flows for a description of our cash activity during 2005 and 2004.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  We believe that the risk is not significant, as we do not anticipate the financial institutions' non-performance.

Income generated from our investment properties is the primary source from which we generate cash.  The table below presents lease payments to be received in the future from properties that we owned as of December 31, 2005.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), our draws on the line of credit with KeyBank N.A., proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  If necessary, such as for new acquisitions, we can generate cash flow by entering into financing arrangements or possible joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties and to repay draws on the line of credit.

Minimum lease payments under leases in place at December 31, 2005 to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2006	$122,462
2007	112,304
2008	100,111
2009	86,253
2010	73,405
Thereafter	369,517

Total	$864,052

As of December 31, 2005, we owned interests in 142 investment properties.  Of the 142 investment properties owned, twenty are currently unencumbered by any indebtedness.  We generally limit our secured indebtedness to approximately 50% of the original purchase price, or current market value if higher, of the investment properties in the aggregate.  These twenty unencumbered investment properties were purchased for an aggregate purchase price of approximately $90,579 and would therefore yield at least $45,290 in additional cash from financing, using this standard.  Additionally, we generate cash by drawing down on our unsecured line of credit with KeyBank.  We have limited availability under this line, which may reduce our ability to borrow additional funds to purchase additional investment properties.  In the aggregate, all of our 142 investment properties are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $0.96 per share on an annual basis.

The following table presents the principal amount of the debt maturing each year, as of December 31, 2005, including monthly amortization of principal, through December 31, 2010 and thereafter:

2006	49,033
2007	43,468
2008 (a)	169,676
2009	25,457
2010	190,951
Thereafter	189,232

Total	$667,817

(a)

Included in the debt maturing during 2008 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2005, we were in compliance with such covenants.

The following table summarizes our Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Net cash provided by operating activities	$86,729	86,118	80,098

Net cash used in investing activities	$(41,202)	(54,059)	(87,060)

Net cash provided by (used in) financing activities	$(54,231)	(54,939)	43,916

Statements of Cash Flows

2005 Compared to 2004

Cash provided by operating activities increased $611 for the year ended December 31, 2005, as compared to the year ended December 31, 2004 due primarily to distributions received from the operations of our joint ventures.  This increase is offset by a decrease in cash received from the contribution of the properties to our joint ventures.  We received cash from operations for these properties for the year ended December 31, 2004.

Net cash used in investing activities decreased by $12,857 as we acquired six investment properties during the year ended December 31, 2005 at a cost of $82,391 and generating $69,134 of disposition proceeds, as compared to the acquisition of six investment properties during the year ended December 31, 2004 at a cost of $78,049 and generating $27,671 of disposition proceeds.  Additionally, we received $8,833 in distributions from our joint ventures and used more cash to purchase investment securities during the year ended December 31, 2005, as compared to the year ended December 31, 2004.

Net cash used in financing activities was $54,231 for the year ended December 31, 2005, as compared to $54,939 for the year ended December 31, 2004, as we used more cash to payoff debt and pay loan fees on new debt, which was offset by less cash used to pay down our line of credit.  Additionally, during the year ended December 31, 2005, we received less proceeds from shares issued under our DRP.

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

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of the year ended December 31, 2005:

Contractual Obligations	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$602,817	49,033	148,144	216,408	189,232
Line of Credit	65,000	-	65,000	-	-
Office Lease	198	198	-	-	-
Interest Expense	171,126	32,826	87,372	42,180	8,748

Results of Operations

This section describes and compares our results of operations for the three fiscal years ended December 31, 2005, 2004 and 2003, respectively.  At December 31, 2005, we had ownership interests in 27 single-user retail properties, 90 Neighborhood Retail Centers and 25 Community Centers.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same twelve month periods during each year.  A total of 115 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 9.5 million square feet.  A total of eight investment properties, those that have been acquired during the years ended December 31, 2005, 2004 and 2003 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 73% of the square footage of our portfolio at December 31, 2005.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.

Net income available to common stockholders and net income available to common stockholder per weighted average common share for the years ended December 31, 2005, 2004 and 2003 are summarized below:

	2005	2004	2003

Net income available to common stockholders	$47,255	49,374	41,866

Net income available to common stockholders per weighted average common shares – basic and diluted	$0.70	0.74	0.64

Weighted average number of common shares outstanding – basic	$67,244	66,454	65,064

Weighted average number of common shares outstanding – diluted	$67,298	66,504	65,068

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income, interest, depreciation, amortization and bad debt expense for the years ended December 31, 2005, 2004 and 2003 along with reconciliation to income from continuing operations, calculated in accordance with GAAP.

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Rental and additional rental income:
"Same store" investment properties (115 properties, approximately 9.5 million square feet)	$149,525	146,099	140,691
"Other investment properties"	25,515	38,390	28,085

Total rental income and tenant recoveries	$175,040	184,489	168,776

Property operating expenses:
"Same store" investment properties (excluding interest, depreciation, amortization and bad debt expense)	$46,406	44,228	43,169
"Other investment properties"	7,738	12,562	8,429

Total property operating expenses	$54,144	56,790	51,598

Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	$103,119	101,871	97,522
"Other investment properties"	17,777	25,828	19,656

Total net operating income	$120,896	127,699	117,178

Other income:
Straight-line rental income	612	2,252	1,937
Lease termination income	6,307	2,890	370
Other property income	756	721	1,245
Other income	3,014	2,819	1,027
Management fee income from unconsolidated joint ventures	1,405	-	-
Gain from continuing operations	68	76	-

Other expenses:
Bad debt expense	(1,247)	(770)	(1,738)
Depreciation and amortization	(40,140)	(38,636)	(34,520)
Stock exchange listing expenses	(67)	(839)	-
General and administrative expenses	(8,909)	(8,714)	(5,689)
Interest expense	(40,447)	(42,568)	(39,910)
Minority interest	(850)	(906)	(449)
Equity in earnings (loss) of unconsolidated joint ventures	4,591	(23)	(7)

Income from continuing operations	$45,989	44,001	39,444

On a "same store" basis, (comparing the results of operations of the investment properties owned during the year ended December 31, 2005, with the results of the same investment properties owned during the year ended December 31, 2004), property net operating income increased by $1,248 with total rental income and tenant recoveries increasing by $3,426 and total property operating expenses increasing by $2,178.  Total rental income and tenant recoveries for the year ended December 31, 2005 was $175,040, as compared to $184,489 for the year ended December 31, 2004.  The primary reason for this decrease was a decrease in rental income and tenant recoveries due to the contribution of investment properties to the New York State Teachers' Retirement Systems ("NYSTRS") joint venture during 2004 and 2005, which was partially offset by new acquisitions during the year ended December 31, 2005.

In comparing the results of operations from the "same store" properties during the years ended December 31, 2004 and 2003, property net operating income increased by $4,349 with total rental income and tenant recoveries increasing by $5,408 and total property operating expenses increasing by $1,059.  Total rental income and tenant recoveries for the year ended December 31, 2004 was $184,489, as compared to $168,776, for the year ended December 31, 2003.  The primary reason for this increase was an increase in income received on the properties purchased during 2004 and 2003

The following table presents our top ten tenants based on percentage of total square footage, along with their respective annual base rent, percentage of annual base rent and approximate receivable balance as of December 31, 2005:

Tenant Name	Percentage of Total Square Footage	Annual Base Rent	Percentage of Annual Base Rent	Receivable Balance at December 31, 2005

Cub Foods	3.95%	$5,246	4.32%	$1
Dominick's Finer Foods	3.62%	5,264	4.33%	14
K-Mart	2.91%	1,434	1.18%	25
TJX Companies, Inc.	2.53%	2,450	2.02%	1
Jewel Food Stores	2.38%	2,544	2.09%	20
Roundy’s	2.02%	2,591	2.13%	(5)
Kroger	1.84%	1,803	1.48%	23
PetsMart	1.51%	2,441	2.01%	122
Carmax	1.47%	4,021	3.31%	-
Best Buy	1.44%	2,355	1.94%	17

Total	23.67%	$30,149	24.81%	$218

Lease termination income was approximately $6,300 for the year ended December 31, 2005, as compared to $2,900 for the year ended December 31, 2004.  The primary reason for this increase was the receipt of a lease termination fee of $6,100 from Dominick's Finer Foods with respect to the lease at their location in Highland Park, Illinois.  Lease termination income was approximately $2,900 for the year ended December 31, 2004, as compared to approximately $370 for the year ended December 31, 2003.  The primary reason for the increase was the receipt of a lease termination fee of approximately $2,200 from Dominick's Finer Foods with respect to the lease at their location in West Chicago during the year ended December 31, 2004.

Total property operating expenses, including real estate taxes, for the year ended December 31, 2005 decreased $2,646, as compared to the year ended December 31, 2004.  The primary reason for this decrease was a decrease of $$4,824 in expenses associated with the "other investment properties" due to the contributions of investment properties to our unconsolidated joint ventures during 2005 and 2004.

Total property operating expenses, including real estate taxes, for the year ended December 31, 2004 increased $5,192, as compared to the year ended December 31, 2003.  The primary reason for this increase was an increase of $4,133 in expenses associated with the "other investment properties” due to additional acquisitions during 2003 and 2004.

Stock exchange listing expenses decreased for the year ended December 31, 2005, as compared to the year ended December 31, 2004.  We incurred approximately $839 in expenses related to our listing on the New York Stock Exchange ("NYSE") during the year ended December 31, 2004.  This included travel expenses related to the road show, legal fees, approximately $333 for the engagement of an investment banking firm to assist with the listing and the initial $250 NYSE listing fee.  During the year ended December 31, 2005, we paid approximately $67 for our annual listing fee and the registration of additional shares pursuant to our 2005 Equity Award Plan.

General and administrative expenses increased approximately $195 for the year ended December 31, 2005, as compared to the year ended December 31, 2004.  This is due to an increase in salaries and other payroll related items as well as additional accounting fees for our continued compliance with Sarbanes-Oxley.  This increase was offset by decreases related to investor service costs incurred in 2004 in relation to our certificate exchange program and lower fees paid for data processing services in 2005.  There were additional services necessary in 2004 for our Sarbanes-Oxley compliance that were not necessary in 2005.

General and administrative expenses increased approximately $3,025 for the year ended December 31, 2004, as compared to the year ended December 31, 2003.  This increase is attributable to increased accounting fees paid in relation to our compliance with Sarbanes-Oxley, increased salaries due to an increase is staff to accommodate our growth and investor service costs in relation to our 2004 certificate exchange program.

Other income increased for the year ended December 31, 2005, as compared to the years ended December 31, 2004 and 2003.  The increase in other income is attributable to acquisition fees earned on our unconsolidated joint ventures.  This increase is offset by a decrease in gains recorded in 2005 on the sale of our investment in securities.  Other income increased for the year ended December 31, 2004, as compared to the year ended December 31, 2003 primarily due to the sale of investment securities which resulted in gains on sale of approximately $1,300 for the year ended December 31, 2004, as compared to approximately $334 during the year ended December 31, 2003.

Interest expense decreased for the year ended December 31, 2005, as compared to the year ended December 31, 2004.  This is primarily due to the contribution of properties into the joint ventures that occurred in 2004 and 2005.  Our portion of the interest expense for these properties is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations.  Interest expense increased for the year ended December 31, 2004, as compared to the year ended December 31, 2003 due to additional interest paid on amounts drawn on the line of credit with KeyBank N.A. and the fees paid on the unused portion of this line.  Additionally, interest expense increased due to an increase in mortgages payable from new acquisitions and the refinancing of existing debt with new loans having a larger principal balance.

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

Through December 31, 2003, we had accounted for our investment in this joint venture under the equity method of accounting because we were not the managing member and did not have the ability to control the joint venture.  We adopted FIN 46R on January 1, 2004.  In accordance with FIN 46R, we evaluated this joint venture and determined that we were the primary beneficiary in this variable interest entity.  As a result, the accounts of the joint venture were consolidated with our financial statements for financial reporting purposes.

On June 30, 2005, we entered into a buy-out and restructuring agreement.  A wholly owned subsidiary of Tri-Land Properties, Inc. purchased our entire economic interest in this joint venture for $1,000 including additional interest and preferred returns.  This payment was made in the form of $500 in cash and the remaining $500 was funded through an increase in the outstanding mortgage loan balance.  We will continue to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The terms of the loan were revised with the June 30, 2005 agreement.  We agreed to lend Tri-Land Properties, Inc. up to $21,500.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid currently and the remaining 3% to be accrued and paid upon maturity.  Tri-Land Properties Inc. has guaranteed $1,000 of this mortgage receivable.  As a result of the agreement, we re-evaluated the criteria for primary beneficiaries under FIN 46R and determined that we are no longer the primary beneficiary in this variable interest entity and therefore, deconsolidated the joint venture effective June 30, 2005.  We have recorded a deferred gain of $3,193 on the sale of our equity investment, as we did not qualify for gain recognition due to our lack of initial investment and continuing involvement.  Such amounts are included in other liabilities on the accompanying consolidated balance sheets.

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

The operations of the property we contributed are not recorded as discontinued operations because of our continuing involvement with this shopping center.  In accordance with FIN 46R, we have evaluated this joint venture and determined that we are the primary beneficiary in this variable interest entity.  As a result, we consolidated the accounts of the joint venture with our financial statements for financial reporting purposes.  We have recorded approximately $314 of capitalized interest related to this joint venture.

In September 2005, we entered into a strategic joint venture with TMK Development, LTD ("TMK").  This joint venture was formed to develop approximately 50 acres of vacant land into residential and commercial property.  The joint venture is expected to sell approximately 16 acres of this land immediately for development into residential property and approximately 26 acres to Wal-Mart for construction of a Super Wal-Mart store.  The remaining 13 acres of land will remain with the venture and will be developed for retail use.  The joint venture expects to construct several stand-alone outlots.  The venture will either sign ground leases with the future tenants or will sell the land to the prospective tenants.  The joint venture expects to build at least one multi-tenant building, which we may retain and hold as an investment property.  We will fund the initial purchase of the land as our initial capital contribution to the joint venture in the amount of approximately $8,400.  TMK will provide construction management, development supervision and some leasing services.  We formed a taxable REIT subsidiary ("TRS") to be a partner in this joint venture due to the nature and timing of the land sales.  As of December 31, 2005, we have made capital contributions totaling $200 to this joint venture.

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Effective September 23, 2004, we formed a strategic joint venture with an affiliate of Crow Holdings Managers, LLC. Through a partial sale of the 97,535-square-foot Hastings Marketplace, each entity acquired a 50% ownership interest in the venture, which owns the property, which is located in Hastings, Minnesota.  Hastings Marketplace is anchored by a Cub Foods grocery store and was acquired for $13,200 by the venture.  We are the managing member of the venture and we earn fees for providing property management and leasing services to the venture.  We only recognize our share of the management fee income in the accompanying consolidated statements of operations.

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

Effective October 8, 2004, we formed a strategic joint venture with the New York State Teachers' Retirement System ("NYSTRS").  The joint venture has been formed to initially acquire eight of our Neighborhood Retail Centers and Community Centers, with an estimated value of approximately $174,000, located in the Chicago and Minneapolis areas.  In addition, the joint venture anticipates acquiring up to an additional $400,000 of Neighborhood Retail Centers and Community Centers located in the targeted markets of Illinois, Wisconsin and Minnesota.  During the year ended December 31, 2005, we completed our initial contribution of eight properties, with an approximate fair market value of $174,000 and an approximate net equity value of $100,000.  As of December 31, 2005, NYSTRS had contributed approximately $47,000 in cash to the joint venture.  In addition, NYSTRS has committed to contribute, subject to satisfying certain conditions, such as lender consents, an additional $100,000 for future acquisitions, for a total contribution of approximately $150,000.  We have also agreed to invest, subject to satisfying certain conditions such as lender consents, an additional $50,000 in the joint venture.  The joint venture will acquire additional assets using leverage, consistent with its existing business plan, of 50% of the original purchase price, or current market value if higher, during the next two years to achieve its investment objectives.  During the year ended December 31, 2005, NYSTRS contributed an additional $30,400 to the joint venture to acquire three additional investment properties, for a total equity contribution of $77,400.  We are the managing member of the venture and earn fees for providing property management, acquisition and leasing services to the venture.  We only recognize our share of the management fee income in the accompanying consolidated statements of operations.  The profits and losses of the joint venture are shared equally between NYSTRS and us, except for the interest earned on the initial invested funds, of which we are allocated 95%.

The operations of the properties we contributed are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  We determined that the venture is not a variable interest entity and account for our interest in the venture using the equity method of accounting as we have significant influence over, but not control of, the major operating and financial policies of the joint venture.  We share equally in the profits and losses of the joint venture, which are reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations.  The difference between our investment in the joint venture and the amount of the underlying equity in net assets of the joint venture is due to basis differences resulting from our equity investment recorded at its historical basis versus the fair market value of certain of our contributions to the joint venture.  Such differences are amortized over the depreciable lives of the joint venture's property assets.  For the year ended December 31, 2005, we recorded $1,393 of amortization of this basis difference.

Non-GAAP Financial Measures

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental measure of a REIT's operating performance because along with cash flows from operating, investing and financing activities, it provides a measure of a REIT's ability to incur and service debt and make capital expenditures and acquisitions.  Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO in conjunction with our acquisition policy to determine investment capitalization strategy and we also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives received based on our performance.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance.  The following table reflects our FFO for the periods presented, reconciled to net income available to common stockholders for these periods:

	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003

Net income available to common stockholders	$47,255	49,374	41,866
Gain on sale of investment properties	(1,185)	(4,541)	(1,315)
Gain on non-operating income	33	-	-
Equity in depreciation of unconsolidated joint ventures	4,261	96	172
Amortization on in-place lease intangibles	2,826	1,816	662
Amortization on leasing commissions	700	870	525
Depreciation, net of minority interest	35,621	35,323	33,568

Funds From Operations	89,511	82,938	75,478

Net income available to common stockholders per weighted average common share, basic and diluted	$0.70	0.74	0.64

Funds From Operations, per weighted average common share, basic and diluted	$1.33	1.25	1.16

Weighted average number of common shares outstanding, basic	67,244	66,454	65,064

Weighted average number of common shares outstanding, diluted	67,298	66,504	65,068

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

EBITDA	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003

Income from continuing operations	$45,989	44,001	39,444
Gain from operations	(68)	(76)	-
Income from discontinued operations	149	908	1,107
Interest expense	40,447	42,568	39,910
Interest expense associated with discontinued operations	67	471	1,262
Interest expense associated with unconsolidated joint ventures	6,253	366	238
Depreciation and amortization	$40,140	38,636	34,520
Depreciation and amortization associated with discontinued operations	$135	288	1,169
Depreciation and amortization associated with unconsolidated ventures	8,542	357	194

EBITDA	$141,654	127,519	117,844

Total interest expense	46,767	43,406	41,410

EBITDA: Interest expense coverage ratio	3.0 x	2.9 x	2.8 x

Impact of Recent Accounting Principles

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement no. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29.  SFAS 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005.  SFAS 153 generally will no longer allow nonmonetary exchanges to be recorded at book value with no gain being recognized.  Nonmonetary exchanges will be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial substance criterion and fair value is determinable.  To prevent gain recognition on exchanges of real estate when the risks and rewards of ownership are not fully transferred, SFAS 153 precludes a gain from being recognized if the entity has significant continuing involvement with the real estate given up in the exchange.  Adoption did not have a material effect on us.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The new standard will be effective for us in the first annual reporting period beginning after June 15, 2005.  Adoption is not expected to have a material effect on us.

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143."  FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset.  This interpretation is effective no later than the end of fiscal years ending after December 31, 2005.  Adoption did not have a material effect on us.

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

Subsequent Events

On January 5, 2006, we purchased approximately 54 acres of vacant farm land through our joint venture with TMK Development, LTD for $8,364.  The purchase price was funded using cash and cash equivalents.  The vacant land is located in Aurora, Illinois

On January 9, 2006, we purchased Big Lake Town Square from an unaffiliated third party for $9,985.  The purchase price was partially funded using proceeds previously deposited with a tax deferred agent upon the sale of Calumet Square.  The remaining purchase price was funded using cash and cash equivalents.  The property is located in Big Lake, Minnesota and contains 67,835 of leasable area.  Its major tenant is Coborn's Grocery.

On January 11, 2006, we purchased Honey Creek Crossing Shopping Center from an unaffiliated third party for $26,667.  The purchase price was funded using cash and cash equivalents.  The property is located in Terre Haute, Indiana and contains 179,100 of leasable area.  Its major tenants are Kohl's, TJ Maxx and Linens 'N Things.

On January 13, 2006, we sold, through our joint venture with TMK Development, LTD., approximately 15 acres of the vacant farm land we had purchased on January 5, 2006 for $2,789.  This land was sold to Chestnut Homes for a residential development.

On January 17, 2006, we paid an aggregate cash distribution of $5,401 to stockholders of record at the close of business on January 3, 2006.

On January 18, 2006, we announced that we had declared a cash distribution of $0.08 per share on the outstanding shares of our common stock.  This distribution was paid on February 17, 2006 to stockholders of record at the close of business on January 31, 2006.

On February 8, 2005, we purchased Shoppes at Grayhawk from an unaffiliated third party for $27,067.  The purchase price was funded using cash and cash equivalents.  The property is located in Omaha, Nebraska and contains 227,350 square feet of leasable area.  Its major tenants are Lowe's and Michael's.

On February 16, 2006, we purchased Algonquin Commons from an unaffiliated third party for $154,000.  The acquisition was completed through our joint venture with NYSTRS.  The purchase price was funded using cash and cash equivalents.  The property is located in Algonquin, Illinois and contains 565,000 square feet of leasable area.  Its major tenants are Circuit City, Office Max and Old Navy and also includes national specialty Ann Taylor, Pottery Barn and Williams Sonoma.

On February 17, 2006, we paid an aggregate cash distribution of $5,403 to stockholders of record at the close of business on January 31, 2006.

On February 17, 2006, we announced that we had declared a cash distribution of $0.08 per share on the outstanding shares of our common stock.  This distribution will be paid on March 17, 2006 to stockholder of record at the close of business on February 28, 2006.

On February 22, 2006, we sold Crestwood Plaza, located in Crestwood, Illinois for $1,425.  In conjunction with this sale, we repaid indebtedness of $904 secured by this property.

Risk Factors

Set forth below are the risk factors that we believe are material to our investors.  This section contains forward-looking statements.  You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 24.

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.  Our economic performance and the value of our real estate assets, and consequently the value of your shares, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to you will be adversely affected.  The following factors, among others, may adversely affect the income generated by our properties:

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

Our investment properties are located primarily within approximately 400 miles of our headquarters in Oak Brook, Illinois.  Hence, our results are affected by economic conditions in this region.  This region has experienced economic downturns in the past and will likely experience downturns in the future.  Layoffs or downsizing, industry slowdowns, changing demographics, increases in the supply of property or reduced demand may decrease our revenues or increase operating expenses or both.

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

Leases on approximately 7% of our rentable square feet expire during 2006 and 5% of rentable square footage was physically vacant as of December 31, 2005.  As leases expire, we may not be able to renew or re-lease space at rates comparable to, or better than, the rates contained in the expiring leases.  Leases on approximately 881,000 square feet, or approximately 7% of total rentable square feet of 12,903,898, will expire prior to December 31, 2006.  If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, revenues at the impacted properties will decline.  Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases.  As of December 31, 2005 approximately 654,000 square feet, or approximately 5% of total rentable square feet of 12,903,898, was physically vacant.  We continue to receive rent at approximately 363,000 square feet of the vacant space or approximately 3% of total rentable square feet from tenants who are still obligated under their lease terms.  We will continue to receive this rent until the related leases expire in nine months to sixteen years.

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

Some potential losses are not covered by insurance.  We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties.  In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2005.  The Federal Terrorism Risk Insurance Act was extended December 31, 2005 through December 31, 2007.  In connection with the renewal of coverage for the policy year which began October 1, 2005, we evaluated coverage on terms and amounts comparable to the expiring policies, subject to cost and market availability.  Our primary liability insurance policy limits are $1,000 per occurrence with a $2,000 aggregate.  Our umbrella liability insurance policy limits total $50,000, with a $10 self insured retention.  This policy excludes nuclear, biological and chemical terrorism other than certified acts of terrorism.  The liability policies include certified acts of terrorism.  Our property insurance policy is an all risk, replacement cost policy which also includes certified acts of terrorism.

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

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.  The Americans with Disabilities Act generally requires that public buildings, including shopping centers, be made accessible to disabled persons.  Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants.  If, pursuant to the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distributions to you.

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

We often need to borrow money to finance our business.  Our ability to internally fund operating or capital needs is limited since we must distribute at least 90% of our REIT taxable income (excluding net capital gains) to stockholders to qualify as a REIT.  Consequently, we may have to borrow money to fund operating or capital needs or to satisfy the distribution requirements, imposed by the Code, to maintain status as a REIT.  Borrowing money to fund operating or capital needs exposes us to various risks.  For example, the investment properties may not generate enough cash to pay the principal and interest obligations on loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan.  As of December 31, 2005, we owed a total of approximately $667,817, secured by mortgages on our investment properties and our unsecured line of credit with KeyBank.  If we fail to make timely payments on loans, including those cases where a lender has accelerated the maturity date due to a violation of a loan covenant, the lenders could foreclose on the investment properties securing the loan and we could lose our entire investment on any foreclosed properties.  Once a loan becomes due, we must either pay the remaining balance or borrow additional money to pay off the maturing loan.  We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan.  Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms.  In addition, we have limited availability under our KeyBank line of credit which may reduce our ability to borrow funds.  A total of approximately $49,033 and $43,468 of our indebtedness matures on or before December 31, 2006 and 2007, respectively.  As of December 31, 2005, we owed approximately $128,560 on indebtedness that bore interest at variable rates.  We may borrow additional amounts that bear interest at variable rates.  If interest rates increase, the amount of interest that we would be required to pay on these borrowings will also increase.

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

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.  As of December 31, 2005, we had approximately $602,817 in total indebtedness outstanding on a consolidated basis (excluding unconsolidated joint venture debt.)  Debt to market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities is often used by analysts to gauge leverage for REITs such as us.  Since the listing of our shares on the New York Stock Exchange, our market value is calculated using the price per share of our common stock.  Our debt to total market capitalization ratio was approximately 42.8% as of December 31, 2005.  Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes.  Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.  In addition, a greater amount of debt relative to our peer group could have a negative effect on our stock price.

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

•

less than 75% of our gross income (excluding income from prohibited transactions) is derived from real estate sources.  These sources include mortgage interest, rents from real property, amounts received as consideration to enter into real estate leases or to make a loan secured by a mortgage and gains from the sale of real estate assets; or

•

we fail to distribute at least 90% of "REIT taxable income," which does not include the deduction for distributions paid and net capital gains, to stockholders.

In order to maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions.  In order to maintain our REIT status, we may need to borrow funds on a short-term basis to meet the real estate investment trust distribution requirements, even if the then prevailing market conditions are not favorable for these borrowings.  To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our "REIT taxable income," which does not include the deduction for distributions paid and net capital gains, each year.  In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.  We may need short-term debt or long-term debt, proceeds from asset sales, creation of joint ventures or sale of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Changes in market conditions could adversely affect the market price of our common stock.  Since the listing of our shares on the New York Stock Exchange, the value of our shares, like other publicly traded equity securities, depends on various market conditions that may change from time to time.  Among the market conditions that could affect the value of our common stock are the following:

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

The market value of our common stock is based primarily upon the market's perception of our growth potential and our current and potential future earnings and cash distributions.  Consequently, our common stock may trade at prices that are higher or lower than our net asset value per share of common stock.  If our future earnings or cash distributions are less than expected, it is likely that the market price of our common stock will diminish.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2005, 2004 and 2003 we had no derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  If a derivative terminates or is sold, the gain or loss is recognized.  We will only enter into derivative transactions that satisfy the aforementioned criteria.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2010 and thereafter and weighted average interest rates for the debt maturing in each specified period.

	2006	2007	2008	2009	2010	Thereafter

Fixed rate debt	$24,680	28,570	104,676	25,457	172,842	183,032
Weighted average interest rate	5.49%	6.91%	6.57%	6.44%	4.76%	5.06%

Variable rate debt	24,353	14,898	65,000	-	18,109	6,200
Weighted average interest rate	6.08%	6.09%	5.75%	-	5.63%	3.93%

The table above reflects indebtedness outstanding as of December 31, 2005, and does not reflect indebtedness incurred after that date.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages, including our line of credit, is estimated to be $128,560 for mortgages which bear interest at variable rates and $534,671 for mortgages which bear interest at fixed rates.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At December 31, 2005, approximately $63,560, or 11% of our mortgages payable, have variable interest rates averaging 5.75%.  An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $159.

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

We have audited the accompanying consolidated financial statements of Inland Real Estate Corporation (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Chicago, Illinois

March 1, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Inland Real Estate Corporation:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Inland Real Estate Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Inland Real Estate Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inland Real Estate Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois

March 1, 2006

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
December 31, 2005 and 2004
(In thousands, except per share data)

Assets

	December 31, 2005	December 31, 2004
Investment properties:
Land	$317,604	318,361
Construction in progress	821	1,326
Building and improvements	878,614	862,647

	1,197,039	1,182,334
Less accumulated depreciation	188,483	156,854

Net investment properties	1,008,556	1,025,480

Cash and cash equivalents	26,804	35,508
Investment in securities (net of an unrealized gain of $294 and $114 at December 31, 2005 and 2004, respectively)	19,133	5,978
Assets associated with discontinued operations (net of accumulated depreciation of $6,402 at December 31, 2004)	36	28,400
Restricted cash	4,049	4,226
Accounts and rents receivable (net of provision for doubtful accounts of $2,798 and $2,710 at December 31, 2005 and 2004, respectively)	31,742	29,646
Mortgage receivable	11,406	-
Investment in and advances to unconsolidated joint ventures	52,889	42,789
Deposits and other assets	2,923	4,433
Acquired above market lease intangibles (net of accumulated amortization of $1,856 and $1,648 at December 31, 2005 and 2004, respectively)	3,831	5,966
Acquired in-place lease intangibles (net of accumulated amortization of $4,395 and $2,218 at December 31, 2005 and 2004, respectively)	19,942	18,404
Leasing fees (net of accumulated amortization of $1,387 and $1,189 at December 31, 2005 and 2004, respectively)	2,795	2,467
Loan fees (net of accumulated amortization of $2,735 and $4,780 at December 31, 2005 and 2004, respectively)	4,893	3,795

Total assets	$1,188,999	1,207,092

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets (continued)
December 31, 2005 and 2004
(In thousands, except per share data)

Liabilities and Stockholders' Equity

	December 31, 2005	December 31, 2004
Liabilities:
Accounts payable and accrued expenses	$4,560	4,341
Acquired below market lease intangibles (net of accumulated amortization of $3,216 and $2,733 at December 31, 2005 and 2004, respectively)	7,477	7,456
Accrued interest	2,426	2,282
Accrued real estate taxes	22,946	22,520
Distributions payable	5,401	5,537
Security and other deposits	2,423	2,318
Mortgages payable	602,817	596,125
Line of credit	65,000	85,000
Prepaid rents and unearned income	2,752	4,073
Liabilities associated with discontinued operations, including mortgages payable	69	4,035
Other liabilities	12,562	971

Total liabilities	728,433	734,658

Minority interest	18,748	19,942

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at December 31, 2005 and 2004	-	-
Common stock, $0.01 par value, 100,000 Shares authorized; 67,502 and 67,025 Shares issued and outstanding at December 31, 2005 and 2004, respectively	675	670
Additional paid-in capital (net of offering costs of $58,816)	650,656	644,278
Deferred stock compensation	(859)	(580)
Accumulated distributions in excess of net income	(208,947)	(191,990)
Accumulated other comprehensive income	293	114

Total stockholders' equity	441,818	452,492

Commitments and contingencies

Total liabilities and stockholders' equity	$1,188,999	1,207,092

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the years ended December 31, 2005, 2004 and 2003
(In thousands except per share data)

	2005	2004	2003
Revenues
Rental income	$127,835	136,225	126,119
Tenant recoveries	47,817	50,516	44,594
Lease termination income	6,307	2,890	370
Other property income	756	721	1,245

Total revenues	182,715	190,352	172,328

Expenses:
Property operating expenses	22,619	24,228	21,280
Real estate tax expense	31,525	32,562	30,318
Bad debt expense	1,247	770	1,738
Depreciation and amortization	40,140	38,636	34,520
Stock exchange listing expenses	67	839	-
General and administrative expenses	8,909	8,714	5,689

Total expenses	104,507	105,749	93,545

Operating income	78,208	84,603	78,783

Other income	3,014	2,819	1,027
Management fee income from unconsolidated joint ventures	1,405	-	-
Gain on sale of investment properties	68	76	-
Interest expense	(40,447)	(42,568)	(39,910)
Minority interest	(850)	(906)	(449)
Equity in earnings (loss) of unconsolidated joint ventures	4,591	(23)	(7)

Income from continuing operations	45,989	44,001	39,444

Discontinued operations:
Income from discontinued operations (including gain on sale of investment properties of $1,117, $4,465 and $1,315 for the years ended December 31, 2005, 2004 and 2003, respectively)	1,266	5,373	2,422

Net income available to common stockholders	47,255	49,374	41,866

Other comprehensive income:
Unrealized gain (loss) on investment securities	179	(1,387)	351

Comprehensive income	47,434	47,987	42,217

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the years ended December 31, 2005, 2004 and 2003
(In thousands except per share data)

	2005	2004	2003

Basic and diluted earnings available to common shares per weighted average common share:

Income from continuing operations	$0.68	0.66	0.60
Discontinued operations	$0.02	0.08	0.04

Net income available to common stockholders per weighted average common share – basic and diluted	$0.70	0.74	0.64

Weighted average number of common shares outstanding – basic	67,244	66,454	65,064

Weighted average number of common shares outstanding – diluted	67,298	66,504	65,068

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2005, 2004 and 2003
(In thousands except per share data)

	2005	2004	2003
Number of shares
Balance at beginning of year	$67,025	61,660	64,460
Shares issued from DRP	435	1,653	2,145
Stock compensation	30	1	-
Reclassification of redeemable common stock relating to Put Agreement	-	3,932	(3,932)
Exercise of stock options	14	-	-
Repurchase of shares	(2)	(221)	(1,013)
Balance at end of year	67,502	67,025	61,660

Common Stock
Balance at beginning of year	670	617	645
Proceeds from DRP	5	16	21
Stock compensation	-	-	-
Reclassification of redeemable common stock relating to Put Agreement	-	39	(39)
Repurchase of shares	-	(2)	(10)
Balance at end of year	675	670	617

Additional Paid-in capital
Balance at beginning of year	644,278	592,169	614,459
Proceeds from DRP	5,805	18,667	22,401
Stock compensation	457	604	-
Reclassification of redeemable common stock relating to Put Agreement	-	34,960	(34,960)
Exercise of stock options	135	-	-
Repurchase of shares	(19)	(2,122)	(9,731)
Balance at end of year	650,656	644,278	592,169

Deferred stock compensation
Balance at beginning of year	(580)	(48)	(60)
Stock compensation	(457)	(604)	-
Amortization of stock compensation	178	72	12
Balance at end of year	(859)	(580)	(48)

Accumulated distributions in excess of net income
Balance at beginning of year	(191,990)	(178,745)	(159,446)
Net income available to common stockholders	47,255	49,373	41,866
Distributions declared ($0.95 for the year ended December 31, 2005 and $0.94, for the years ended December 31, 2004 and 2003)	(64,212)	(62,618)	(61,166)
Balance at end of year	(208,947)	(191,990)	(178,746)

Accumulated other comprehensive income
Balance at beginning of year	114	1,502	1,151
Other comprehensive loss	179	(1,388)	351
Balance at end of year	293	114	1,502

Total stockholders' equity	$441,818	452,492	415,494

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$47,255	49,374	41,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,005	38,248	35,258
Contribution of operating assets and liabilities to joint venture	-	2,603	-
Non-cash charges associated with discontinued operations	135	675	432
Amortization of deferred stock compensation	179	72	12
Amortization on acquired above market leases	880	716	752
Amortization on acquired below market leases	(1,827)	(1,274)	(1,212)
Gain on sale of investment properties	(1,185)	(4,541)	(1,315)
Minority interest	850	906	449
Loss (income) from operations of unconsolidated joint ventures	(4,591)	24	7
Rental income under master lease agreements	54	481	380
Straight line rental income	(616)	(2,209)	(2,024)
Provision for doubtful accounts	45	(222)	326
Interest on unamortized loan fees	1,603	2,280	1,673
Distributions from unconsolidated joint ventures	2,492	-	-
Changes in assets and liabilities:	-
Restricted cash	40	2,106	1,608
Accounts and rents receivable	(705)	596	1,641
Other assets	603	(2,490)	(1,285)
Accounts payable and accrued expenses	1,210	1,126	102
Accrued interest payable	129	440	-
Accrued real estate taxes	565	(3,376)	1,127
Security and other deposits	169	84	(506)
Other liabilities	-	(2)	3
Prepaid rents and unearned income	(561)	501	804
Net cash provided by operating activities	86,729	86,118	80,098

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash flows from investing activities:
Restricted cash	$137	6,997	(4,539)
Escrows held for others	(775)	(1,467)	(611)
Purchase of marketable securities	-	-	63
Proceeds from sale of interest in joint venture	500	-	-
Purchase of investment securities	(14,916)	(5,526)	(1,293)
Sale of investment securities	1,942	10,201	2,181
Additions to investment properties, net of amounts payable	(17,037)	(10,835)	(14,179)
Purchase of investment properties	(75,528)	(67,987)	(71,046)
Purchase of furniture, fixtures and equipment	(113)	-	-
Acquired above market leases	(132)	(909)	(798)
Acquired in-place leases	(9,397)	(9,728)	(9,118)
Acquired below market leases	2,666	575	2,595
Proceeds from sale of investment properties, net	69,134	27,671	12,439
Purchase of minority interest units	(101)	-	-
Distributions from unconsolidated joint ventures	6,341	-	-
Investment in and advances to joint venture, net	(1,561)	(1,972)	(1,683)
Construction in progress	(821)	290	-
Mortgage receivable	(477)	-	-
Leasing fees	(1,064)	(1,369)	(1,071)
Net cash used in investing activities	(41,202)	(54,059)	(87,060)

Cash flows from financing activities:
Proceeds from the DRP	5,810	18,682	22,423
Proceeds from exercise of options	135	-	-
Repurchase of shares	(19)	(2,124)	(9,741)
Loan proceeds	134,366	138,780	50,600
Proceeds (repayments) from unsecured line of credit	(20,000)	(50,000)	55,000
Loan fees	(2,970)	(1,757)	(1,638)
Other current liabilities	9,242	-	-
Distributions paid	(66,291)	(64,424)	(63,002)
Payoff of debt	(113,897)	(93,712)	(9,350)
Principal payments of debt	(607)	(384)	(376)
Net cash provided by (used in) financing activities	(54,231)	(54,939)	43,916

Net increase (decrease) in cash and cash equivalents	(8,704)	(22,880)	36,954

Cash and cash equivalents at beginning of year	35,508	58,388	21,434

Cash and cash equivalents at end of year	$26,804	35,508	58,388

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties	$(146,835)	-	(71,046)
Assumption of mortgage debt	61,625	-	-
Proceeds from sale of investment properties	-	36,241	-
Transfer of mortgage debt	-	(8,570)	-

	$(85,210)	27,671	(71,046)

Contribution of properties and other assets, net of accumulated depreciation	$37,782	105,120	-
Contribution of operating assets and liabilities to joint venture	-	(2,603)	-
Debt associated with contribution of properties	(16,789)	(59,704)	-

	$20,993	42,813	-

Reclassification of common stock related to Put Agreement	$-	(35,000)	35,000

Distributions payable	$5,401	5,537	5,406

Cash paid for interest	$43,948	40,679	39,546

Impact of adoption and re-evaluation of FIN 46:

Assets:
Land, building and improvements and construction in progress	$(9,281)	9,538	-
Other assets	(480)	282	-

Total assets	$(9,761)	9,820	-

Total liabilities and equity	$(9,761)	1,428	-

Investment in and advances to joint venture at January 1	$-	8,392	-

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
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

Certain reclassifications were made to the 2004 and 2003 financial statements to conform with the 2005 presentation.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

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

The Company identifies interest costs related to construction in progress and records capitalized interest based on Financial Accounting Standard 34.  The Company considers both interest paid on debt obtained to fund the project and the interest cost incurred during this period that could have been avoided. The amount of interest cost capitalized is intended to be that portion of the interest cost incurred during the assets’ acquisition period that theoretically could have been avoided if expenditures for the assets had not been made.  The amount capitalized is determined by applying an interest rate (“the capitalization rate”) to the average amount of accumulated expenditures for the asset during the period.  The capitalization rate used is based on the rates applicable to borrowings outstanding during the period which are determined by management to be the most reasonable measure of the cost of the financing of the acquisition.   The total amount of interest cost capitalized during the period can not exceed the total amount of interest cost incurred by the company for that period.  The capitalization period begins when expenditures for the asset have been made, activities, including preconstruction stages, are in progress and interest cost is being incurred.  The capitalization period ends when the asset is substantially complete and ready for use.  If a portion of the asset is complete and ready for use, interest capitalization ends for this portion only.  The Company has recorded approximately $314 of capitalized interest related to our joint venture with Tucker Development Corporation.

Amortization pertaining to the above market lease intangibles of $880, $716 and $752 was recorded as a reduction to rental income for the years ended December 31, 2005, 2004 and 2003, respectively.  Amortization pertaining to the below market lease intangibles of $1,827, $1,274 and $1,212 was recorded as an increase to rental income for the years ended December 31, 2005, 2004 and 2003, respectively.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $2,826, $1,736 and $662 for the years ended December 31, 2005, 2004 and 2003, respectively.  The table below presents the amounts to be recorded for the amortization of intangibles over the next five years:

2006	$1,755
2007	1,776
2008	1,922
2009	2,032
2010	2,246

Total	$9,731

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying consolidated financial statements as of and for the years ended December 31, 2005, 2004 and 2003.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loan.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company's mortgages, including its line of credit, is estimated to be $128,560 for mortgages which bear interest at variable rates and $534,671 for mortgages which bear interest at fixed rates.  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company's lenders.

Offering costs are offset against the Stockholders' equity accounts.  Offering costs consist principally of printing, selling and registration costs.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of December 31, 2005 and 2004, the Company held letters of credit for tenant security deposits totaling approximately $429 for each period.

Rental income is recognized on a straight-line basis over the term of each lease.  The difference between rental income earned on a straight-line basis and the cash rent due under provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2005, the Company had one investment property subject to a master lease agreement.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

As of December 31, 2005 and 2004 the Company had no material derivative instruments.  The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument. The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose the Company to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains and losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  The Company will generally enter into derivative transactions that satisfy the aforementioned criteria only.

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

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143."  FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset.  This interpretation is effective no later than the end of fiscal years ending after December 31, 2005.  Adoption did not have a material effect on the Company's consolidated financial statements.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights."  This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners' ownership interest in the limited partnership.  The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights.  Whether the presumption of control is overcome is a matter of judgement based on the facts and circumstances, for which the consensus provides additional guidance.  This consensus is currently applicable to the Company for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006.  This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership.  Adoption is not expected to have a material effect on the Company's consolidated financial statements.

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

Investment in securities at December 31, 2005 and 2004 are classified as available-for-sale securities.  Available-for sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are calculated using the first in first out ("FIFO") method of accounting.  Distribution income is recognized when received.  The Company acquires stock on margin.  The margin loan is subject to its terms and conditions.  At December 31, 2005, the loan balance is $9,242 and is included in other liabilities in the accompanying consolidated balance sheets.

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

Sales of investment securities available-for-sale during the years ended December 31, 2005, 2004 and 2003 resulted in gains on sale of $11, $1,279 and $334, respectively.  These gains are included in other income in the accompanying consolidated statements of operations.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 were as follows:

	Less than 12 months			12 months or longer		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Common Stock	$6,978	174	-	-	6,978	174

Non REIT Common Stock	$2,141	210	-	-	2,141	210

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

On June 30, 2005, the Company entered into a buy-out and restructuring agreement.  A wholly owned subsidiary of Tri-Land Properties, Inc. purchased the Company's entire economic interest in this joint venture for $1,000 including additional interest and preferred returns.  This payment was made in the form of $500 in cash and the remaining $500 was funded through an increase in the outstanding mortgage loan balance.  The Company will continue to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The terms of the loan were revised with the June 30, 2005 agreement.  The Company agreed to lend Tri-Land Properties, Inc. up to $21,500.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid currently and the remaining 3% to be accrued and paid upon maturity.  Tri-Land Properties Inc. has guaranteed $1,000 of this mortgage receivable.  As a result of the agreement, the Company re-evaluated the criteria for primary beneficiaries under FIN 46R and determined that it is no longer the primary beneficiary in this variable interest entity and therefore, deconsolidated the joint venture effective June 30, 2005.  The Company has recorded a deferred gain of $3,193 on the sale of its equity investment, as it did not qualify for gain recognition due to the lack of initial investment and continuing involvement. Such amounts are included in other liabilities on the accompanying consolidated balance sheets.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

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

Effective October 8, 2004, the Company formed a strategic joint venture with the New York State Teachers' Retirement System ("NYSTRS").  The joint venture has been formed to initially acquire eight Company owned Neighborhood Retail Centers and Community Centers, with an estimated value of approximately $174,000, located in the Chicago and Minneapolis areas.  In addition, the joint venture anticipates acquiring up to an additional $400,000 of Neighborhood Retail Centers and Community Centers located in the targeted markets of Illinois, Wisconsin and Minnesota.  During the year ended December 31, 2005, the Company completed its initial contribution of eight properties, with an approximate fair value of $174,000 and an approximate net equity value of $100,000.  As of December 31, 2005, NYSTRS had contributed approximately $47,000 for these eight properties.  In addition, NYSTRS has committed to contribute, subject to satisfying certain conditions, such as lender consents, an additional $100,000 for future acquisitions, for a total contribution of approximately $150,000.  The Company has also agreed to invest, subject to satisfying certain conditions such as lender consents, an additional $50,000 in the joint venture.  The joint venture will acquire additional assets using leverage, consistent with its existing business plan, of 50% of the original purchase price, or current market value if higher, during the next two years to achieve its investment objectives.  During the year ended December 31, 2005, NYSTRS contributed an additional $30,400 to the joint venture to acquire three additional investment properties, for a total equity contribution of $77,400.  The Company is the managing member of the venture and earns fees for providing property management, acquisition and leasing services to the venture.  The Company only recognizes its share of the management fee income in the accompanying consolidated statements of operations.  The profits and losses of the joint venture are shared equally between the Company and NYSTRS, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

The operations of the properties contributed by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  The Company determined that the venture is not a variable interest entity and accounts for its interest in the venture using the equity method of accounting as it has significant influence over, but not control of, the major operating and financial policies of the joint venture.  The Company shares equally in the profits and losses of the joint venture, which are reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations.  The difference between the Company's investment in the joint venture and the amount of the underlying equity in net assets of the joint venture is due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over the depreciable lives of the joint venture's property assets.  For the year ended December 31, 2005, the Company recorded $1,393 of amortization of this basis difference.

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

In September 2005, the Company entered into a strategic joint venture with TMK Development, LTD ("TMK").  This joint venture was formed to develop approximately 50 acres of vacant land into residential and commercial property.  The joint venture is expected to sell approximately 16 acres of this land immediately for development into residential property and approximately 26 acres to Wal-Mart for construction of a Super Wal-Mart store.  The remaining 13 acres of land will remain with the venture and will be developed for retail use.  The joint venture expects to construct several stand-alone outlots.  The venture will either sign ground leases with the future tenants or will sell the land to the prospective tenants.  The joint venture expects to build at least one multi-tenant building, which may be retained by the Company and held as an investment property.  The Company will fund the initial purchase of the land as its initial capital contribution to the joint venture in the amount of approximately $8,400.  TMK will provide construction management, development supervision and some leasing services.  The Company formed a taxable REIT subsidiary ("TRS") to be a partner in this joint venture due to the nature and timing of the land sales.  As of December 31, 2005, the Company has made capital contributions totaling $200 to this joint venture.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

Summarized financial information for the unconsolidated investments is as follows:

	December 31, 2005	December 31, 2004
Balance Sheet:

Assets:
Cash	$24,492	38,991
Investment in real estate, net	264,861	132,391
Construction in progress	27	-
Acquired lease intangibles, net	46,114	23,748
Accounts and rents receivable	7,599	2,096
Restricted cash	4,274	575
Leasing commissions, net	392	-
Loan fees, net	372	96
Other assets	439	117

Total assets	$348,570	198,014

Liabilities:
Accounts payable and accrued expenses	739	478
Acquired lease intangibles, net	8,527	2,846
Accrued interest	668	257
Accrued real estate taxes	9,171	3,996
Security and other deposits	343	283
Mortgage payable	158,799	69,484
Prepaid rents and unearned income	890	415
Other liabilities	2,606	142

Total liabilities	181,743	77,901

Equity:
Inland	92,250	79,381
Other partners	74,577	40,732

Total equity	166,827	120,113

Total liabilities and equity	$348,570	198,014

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

	December 31, 2005	December 31, 2004	December 31, 2003
Revenues
Rental income	$21,786	1,187	311
Tenant recoveries	10,513	637	153

Total revenues	32,299	1,824	464

Expenses:
Property operating expenses	4,788	164	343
Real estate tax expense	7,993	337	199
Depreciation and amortization expense	8,542	357	194

Total expenses	21,323	858	736

Operating income	10,976	966	(272)

Other income	888	2	-
Interest expense	(6,253)	(366)	(238)
Other expense	-	-	(178)
Acquisition costs	-	(650)	-

Income from continuing operations	$5,611	(48)	(688)

Inland's pro rata share	$3,198	(23)	(7)

(4)

Transactions with Related Parties

During the years ended December 31, 2005, 2004 and 2003, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations, property tax reduction services and mail processing from or through affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $50 per hour.  The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the years ended December 31, 2005, 2004 and 2003, these expenses, totaling $775, $856 and $757, respectively are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the years ended December 31, 2005, 2004 and 2003 were $284, $249 and $239, respectively, and are also included in general and administrative expenses.  The Inland Group, Inc., through affiliates, owns approximately 9.6% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc., or its affiliates.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

An affiliate of The Inland Group, Inc. was the mortgagee on the Walgreens property, located in Decatur, Illinois.  The loan secured by this mortgage matured on May 31, 2004 and the principal of approximately $624 was repaid.  For the years ended December 31, 2004 and 2003, the Company paid principal and interest payments totaling $28 and $68, respectively.  No payments were made during the year ended December 31, 2005.

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

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company pays a fee equal to three quarter of one percent (0.75%) per annum on the net asset value under management.  The Company paid approximately $98, $79 and $15 for these services during the years ended December 31, 2005, 2004 and 2003, respectively.

In May 2005, the Company acquired a 1% interest in The Inland Real Estate Group of Companies, Inc. for a purchase price of $1.  The Inland Real Estate Group of Companies, Inc. will provide assistance in the marketing of the Company's investment properties and will provide representation at various trade shows and conventions.

(5)

Stock Option Plan

The Company adopted an amended and restated Independent Director Stock Option Plan which granted each Independent Director an option to acquire 3 shares of common stock as of the date they become a director and an additional 1 shares on the date of each annual stockholders' meeting.  The options for the initial 3 shares granted are exercisable as follows: 1 share on the date of grant and 1 share on each of the first and second anniversaries of the date of grant.  The succeeding options are exercisable on the second anniversary of the date of grant.  For the years ended December 31, 2005, 2004 and 2003, options to purchase 29, 32 and 32 shares of common stock at prices ranging from $9.05 to $10.45 per share were outstanding during each of the respective periods.  During the years ended December 31, 2005 and 2004, options to purchase 13 and 8 shares, respectively, were exercised by certain independent directors.

(6) Discontinued Operations

During the years ended December 31, 2005, 2004 and 2003, the Company sold a total of ten investment properties.  Additionally, the Company has sold portions of certain shopping centers and vacant land.  For federal and state income tax purposes, certain of our sales qualified as part of tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain on Sale	Tax Deferred Exchange

Popeye's	April 8, 2003	-	340	3	No
Summit of Park Ridge	December 24, 2003	1,600	1,600	721	Yes
Eagle Country Market	December 24, 2003	1,450	1,700	587	Yes
Eagle Ridge Center	December 30, 2003	3,000	2,000	4	Yes
Zany Brainy	January 20, 2004	1,245	1,600	873	Yes
Prospect Heights	April 23, 2004	1,095	1,200	166	Yes
Fairview Heights	August 5, 2004	8,570	5,600	2,639	Yes
Prairie Square	September 23, 2004	1,550	1,800	787	Yes
Sequoia Shopping Center	April 22, 2005	1,505	1,200	19	Yes
Vacant land (Edinburgh Festival)	April 27, 2005	-	291	33	No
Ace Hardware	June 13, 2005	-	800	153	No
Walgreens	September 22, 2005	-	1,300	263	No
Mundelein Plaza (partial)	October 17, 2005	1,805	1,436	302	No
Calumet Square	November 10, 2005	1,033	852	343	Yes

From time to time, the Company decides to dispose of certain assets or receives unsolicited offers to purchase its investment properties, at prices in excess of book value.  Upon receipt of a valid offer, which the Company anticipates to accept, the Company classifies the asset as held for sale and suspends depreciation.  As of December 31, 2005, there were no properties classified as held for sale

From time to time, the Company may determine that a held for sale property no longer meets the criteria to continue to be classified as held for sale.  If this occurs, the Company records the property at the lower of the carrying amount before the property was classified as held for sale (adjusted for depreciation expense) or the fair value at the decision date not to sell.  As of December 31, 2004, the Company had classified the following properties as held for sale:

•

Dominick's, Glendale Heights, Illinois;

•

Crestwood Plaza, Crestwood, Illinois;

•

Calumet Square, Calumet City, Illinois;

•

Dominick's, Highland Park, Illinois (this property was subsequently contributed to a joint venture);

•

Wauconda Shopping Center, Wauconda, Illinois; and

•

Walgreens, Decatur, Illinois.

In connection with the reclassification of certain properties from held for sale to continuing operations, the Company recorded adjustments for depreciation expense of $1,263 for the year ended December 31, 2005.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

Results of operations for the investment properties sold, during the years ended December 31, 2005, 2004 and 2003 are presented in the table below:

	2005	2004	2003

Revenues:
Rental income	$394	1,800	3,978
Tenant recoveries	78	836	1,414
Lease termination income	12	-	-
Other income (expense)	-	(11)	(23)

Total revenues	484	2,625	5,369

Expenses:
Property operating expenses	(38)	572	904
Real estate tax expense	171	386	927
Depreciation and amortization	135	288	1,169

Total expenses	268	1,246	3,000

Operating income	216	1,379	2,369

Interest expense	(67)	(471)	(1,262)

Income from operations	149	908	1,107

Gain on sale of investment properties	1,117	4,465	1,315

Income from discontinued operations	$1,266	5,373	2,422

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

The following assets and liabilities relating to investment properties sold, or held for sale, as of December 2005 and 2004, are presented in the table below:

	December 31, 2005	December 31, 2004
Assets
Accounts and rents receivable, net of provision for doubtful accounts	$36	1,442
Land	-	7,364
Building	-	25,922
Accumulated depreciation	-	(6,402)
Loan fees, net of accumulated amortization	-	4
Other assets	-	21
Leasing fees, net of accumulated amortization	-	49

Total assets associated with discontinued operations	$36	28,400

Liabilities:
Accounts payable and accrued expenses	$-	95
Accrued interest	-	15
Accrued real estate taxes	-	407
Prepaid rents and unearned income	-	60
Mortgage payable	-	3,442
Security deposits	-	16
Other liabilities	69	-

Total liabilities associated with discontinued operations	$69	4,035

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

(7)

Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2006	$122,462
2007	112,304
2008	100,111
2009	86,253
2010	73,405
Thereafter	369,517

Total	$864,052

Remaining lease terms range from one year to fifty-four years.  Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property.  Such amounts are not included in the future minimum lease payments above, but are included in tenant recoveries on the accompanying consolidated statements of operations.

Certain tenant leases contain provisions providing for "stepped" rent increases.  GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $614, $2,173 and $2,024 for the years ended December 31, 2005, 2004 and 2003, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $19,322 and $18,708 in related accounts and rents receivable as of December 31, 2005 and 2004, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

(8)

Distributions

For federal income tax purposes, distributions may consist of ordinary income distributions, non-taxable return of capital, capital gains or a combination thereof.  Distributions to the extent of the Company's current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as ordinary income.  Distributions in excess of these earnings and profits (calculated for tax purposes) will constitute a non-taxable return of capital rather than a distribution and will reduce the recipient's basis in the shares to the extent thereof, and thereafter as taxable gain.  Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder's shares.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

In order to maintain the Company's status as a REIT, the Company must distribute at least 90% of its "REIT taxable income," to its stockholders.  REIT taxable income is defined as taxable income excluding the deduction for distributions paid and net capital gains.  For the year ended December 31, 2005, the Company's "REIT taxable income" was $60,920.  The Company declared distributions to stockholders totaling $64,212 and $62,618 or $0.95 and $0.94 on an annual basis per share for the years ended December 31, 2005 and 2004, respectively.  Future distributions are determined by the Company's board of directors.  The Company expects to continue paying distributions to maintain its status as a REIT.  The Company annually notifies its stockholders of the taxability of distributions paid during the proceeding year.  The following table sets forth the taxability of distributions, on a per share basis, paid in 2005 and 2004:

	2005 (a)	2004

Ordinary income	$0.86	0.80
Non-taxable return of capital	-	0.12
Unrecaptured Section 1250 gains	-	-
Long-term capital gains	0.02	0.02

(a)

The December distribution declared on December 20, 2005, with a record date of January 3, 2006 and payment date of January 17, 2006, is reportable for tax purposes in 2006 and is not reflected in the 2005 allocation.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

(9)

Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at December 31, 2005 and 2004:

Mortgagee	Interest Rate at December 31, 2005	Interest Rate at December 31, 2004	Maturity Date	Current Monthly Payment	Balance at December 31, 2005	Balance at December 31, 2004

Allstate	-	7.15%	-	$-	$-	$3,050
Allstate	-	6.65%	-	-	-	9,600
Allstate	-	6.82%	-	-	-	10,600
Allstate	-	7.40%	-	-	-	35,787
Allstate	5.19%	-	08/2012	157	36,200	-
Allstate	-	7.38%	-	-	-	15,940
Allstate	5.87%	5.87%	09/2009	29	6,000	6,000
Allstate	4.65%	4.65%	01/2010	87	22,500	22,500
Allstate (b)	9.25%	9.25%	12/2009	32	3,878	3,904
Allstate	4.70%	4.70%	10/2010	48	12,380	12,380
Allstate	5.27%	-	11/2012	55	12,500	-
Allstate	5.27%	-	12/2012	31	18,000	-
Archon Financial	-	4.35%	-	-	-	6,589
Archon Financial	4.88%	4.88%	01/2011	125	30,720	30,720
Bear, Stearns Funding, Inc.	6.03%	6.03%	07/2007	68	13,600	13,600
Bear, Stearns Funding, Inc.	6.60%	6.60%	03/2009	60	8,000	8,000
Bear, Stearns Funding, Inc.	4.11%	4.11%	06/2011	133	38,730	38,730
Bear, Stearns Funding, Inc.	5.14%	-	04/2010	48	11,125	-
Bear, Stearns Funding, Inc.	5.17%	-	04/2010	102	23,690	-
Bear, Stearns Funding, Inc.	5.01%	-	04/2010	64	15,300	-
Bear, Stearns Funding, Inc.	5.01%	-	10/2010	33	7,885	-
Berkshire Mortgage (b)	7.79%	7.79%	10/2007	139	13,480	13,675
Column Financial, Inc	7.00%	7.00%	11/2008	304	25,000	25,000
John Hancock Life Insurance (b)	7.65%	7.65%	01/2018	182	12,141	12,273
Key Bank	5.00%	5.00%	10/2010	31	7,500	7,500
LaSalle Bank N.A.	-	3.78%	-	-	-	3,345
LaSalle Bank N.A.	-	3.78%	-	-	-	10,654
LaSalle Bank N.A	5.69%	-	07/2010	52	10,654	-
LaSalle Bank N.A.	5.52%	3.78%	04/2010	45	9,450	9,450
LaSalle Bank N.A.	-	7.26%	-	-	-	3,470
LaSalle Bank N.A.	-	7.36%	-	-	-	9,650
LaSalle Bank N.A.	-	3.59%	-	-	-	2,400
LaSalle Bank N.A.	5.69%	-	04/2010	12	2,400	-
LaSalle Bank N.A. (c)	5.69%	3.68%	04/2010	12	2,468	2,468
LaSalle Bank N.A. (c)	5.09%	3.68%	06/2010	23	4,987	5,599
LaSalle Bank N.A.(c)	-	3.58%	-	-	-	3,650
LaSalle Bank N.A. (a)	6.81%	6.81%	03/2006	45	7,833	7,833
LaSalle Bank N.A. (a)	4.86%	4.86%	12/2006	68	16,411	18,216
LaSalle Bank N.A. (a)	6.09%	4.08%	12/2006	110	21,287	31,825
LaSalle Bank N.A. (c)	6.09%	4.08%	12/2007	77	14,898	14,898
LaSalle Bank N.A.	5.52%	3.78%	04/2010	19	4,100	4,100
LaSalle Bank N.A.	4.88%	4.88%	11/2011	121	29,650	29,650
LaSalle Bank N.A. (c) (d)	3.93%	2.38%	12/2014	16	6,200	6,200
LaSalle Bank N.A. (a)	5.21%	-	12/2006	13	3,066	-
Lehman Brothers Holding, Inc.	6.36%	6.36%	10/2008	577	54,600	54,600
MetLife Insurance Company	4.71%	4.71%	12/2010	79	20,100	20,100

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

Mortgagee	Interest Rate at December 31, 2005	Interest Rate at December 31, 2004	Maturity Date	Current Monthly Payment	Balance at December 31, 2005	Balance at December 31, 2004
Midland Loan Serv. (b)	7.86%	7.86%	01/2008	58	4,729	4,806
Nomura Credit & Capital	5.02%	5.02%	08/2011	37	8,800	8,800
Principal Life Insurance	5.96%	5.96%	12/2008	55	11,000	11,000
Principal Life Insurance	5.25%	5.25%	10/2009	32	7,400	7,400
Principal Life Insurance	-	8.27%	-	-	-	5,850
Principal Life Insurance	-	5.57%	-	-	-	10,200
Principal Life Insurance	3.99%	3.99%	06/2010	109	32,930	30,260
Principal Life Insurance	-	3.99%	07/2011	-	-	2,670
Principal Real Estate Investors	5.29%	-	12/2012	29	6,600	-
Woodmen of the World	6.75%	6.75%	06/2008	26	4,625	4,625

Mortgages Payable					$602,817	$599,567

(a)

Approximately $48,600 of the Company's mortgages payable mature during 2006.  The Company intends to replace these loans with new debt for terms of five years or longer at the market interest rate at the time the existing debt matures.

(b)	These loans require payments of principal and interest monthly; all other loans listed are interest only.

(c)	Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

(d)

As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994 issued by the Village of Skokie, Illinois.  The interest rate on these bonds floats and is reset weekly by a re-marketing agent.  The rate at December 31, 2005 was 3.93%.  The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding, paid annually.  In addition, the Company is required to pay a re-marketing fee of .125% per annum of the principal amount outstanding, paid quarterly and a trustee fee of $500 also paid quarterly.

As of December 31, 2005, the required future principal payments on the Company's mortgages payable, including its line of credit, over the next five years and thereafter are as follows:

2006	49,033
2007	43,468
2008	169,676
2009	25,457
2010	190,951
Thereafter	189,232
Total	$667,817

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

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

The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2005, the Company was in compliance with such covenants.

On April 22, 2005, the Company amended its line of credit agreement with KeyBank N.A.  This amendment reduces the interest rate charged on the outstanding balance to 120 – 160 basis points over LIBOR and extends the maturity to April 22, 2008.  In addition, the aggregate commitment of the Company's line was increased by $250,000, to a total of $400,000.  In conjunction with this amendment, the Company paid approximately $541 in fees and costs.  The outstanding balance on the line of credit was $65,000 as of December 31, 2005, with an average interest rate of 5.86%.

(11)

Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of December 31, 2005 and 2004, options to purchase 29 and 32 shares of common stock, respectively, at exercise prices ranging from $9.05 to $10.45 per share were outstanding.  During the years ended December 31, 2005 and 2004, options to purchase 13 and 8 shares, respectively, were exercised by certain independent directors.  These options were not included in the computation of diluted EPS as the effect would be immaterial.

As of December 31, 2005, 56 shares of common stock issued pursuant to employment agreements were outstanding, of which 10 have vested.  Additionally, the Company issued 26 shares pursuant to employment incentives of which 3 have vested.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.

The basic weighted average number of common shares outstanding were 67,244, 66,454 and 65,064 for the years ended December 31, 2005, 2004 and 2003, respectively.  The diluted weighted average number of common shares outstanding were 67,298, 66,504 and 65,068 for the years ended December 31, 2005, 2004 and 2003, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

(12)

Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers.

As of December 31, 2005, an aggregate of 56 shares of the Company's common stock had been issued pursuant to agreements with certain of the Company's employees.  During the years ended December 31, 2005 and 2004, the Company issued 19 and 32 additional shares at a value of $15.18 and $12.93 per share, respectively, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the Company issued 5 at a value of $11 per share.  These 56 shares had an aggregate value of $762.  Additionally, during the years ended December 31, 2005 and 2004, the Company issued 26 shares pursuant to employment incentives for certain Company officers.  These shares were also issued at values of $15.18 and $12.93 per share, respectively, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  Compensation cost of $178, $72 and $12 were recorded in connection with the issuance of these shares for the years ended December 31, 2005, 2004 and 2003, respectively.

The officers may also receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company beginning January 1, 2003.  The Company issued a total of 30 shares at a value of $15.18 per share, during the year ended December 31, 2005.

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

The property net operating income is summarized in the following table for the years ended December 31, 2005, 2004 and 2003, along with reconciliation to income from continuing operations.  Net investment properties and other related segment assets, non-segment assets and total assets are also presented as of December 31, 2005, and 2004:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

	2005	2004	2003

Rental income	$127,223	133,973	124,182
Tenant recoveries	47,817	50,516	44,594
Total property operating expenses	(22,619)	(24,228)	(21,280)
Real estate tax expense	(31,525)	(32,562)	(30,318)

Property net operating income	120,896	127,699	117,178

Other income:
Straight-line rental income	612	2,252	1,937
Lease termination income	6,307	2,890	370
Other property income	756	721	1,245
Other income	3,014	2,819	1,027
Management fee income on unconsolidated joint ventures	1,405	-	-
Gain on continuing operations	68	76	-

Other expenses:
Bad debt expense	(1,247)	(770)	(1,738)
Depreciation and amortization	(40,140)	(38,636)	(34,521)
Stock exchange listing expenses	(67)	(839)	-
General and administrative expenses	(8,909)	(8,714)	(5,689)
Interest expense	(40,447)	(42,568)	(39,910)
Minority interest	(850)	(906)	(449)
Equity in earnings (loss) of unconsolidated joint ventures	4,591	(23)	(7)

Income from operations	$45,989	44,001	39,443

Net investment properties and related assets, including discontinued operations	$1,069,825	1,114,796

Non-segment assets	$119,174	92,296

Total assets	$1,188,999	1,207,092

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
December 31, 2005
(In thousands, except per share data and square footage amounts)

(14)

Subsequent Events

On January 5, 2006, the Company purchased approximately 54 acres of vacant farm land through our joint venture with TMK Development, LTD for $8,364.  The purchase price was funded using cash and cash equivalents.  The vacant land is located in Aurora, Illinois

On January 9, 2006, the Company purchased Big Lake Town Square from an unaffiliated third party for $9,985.  The purchase price was partially funded using proceeds previously deposited with a tax deferred agent upon the sale of Calumet Square.  The remaining purchase price was funded using cash and cash equivalents.  The property is located in Big Lake, Minnesota and contains 67,835 square feet of leasable area.  Its major tenant is Coborn's Grocery.

On January 11, 2006, the Company purchased Honey Creek Crossing Shopping Center from an unaffiliated third party for $26,667.  The purchase price was funded using cash and cash equivalents.  The property is located in Terre Haute, Indiana and contains 179,100 square feet of leasable area.  Its major tenants are Kohl's, TJ Maxx and Linens 'N Things.

On January 13, 2006, the Company sold, through our joint venture with TMK Development, LTD., approximately 15 acres of the vacant farm land we had purchased on January 5, 2006 for $2,789.  This land was sold to Chestnut Homes for a residential development.

On January 17, 2006, the Company paid an aggregate cash distribution of $5,401 to stockholders of record at the close of business on January 3, 2006.

On January 18, 2006, the Company announced that it had declared a cash distribution of $0.08 per share on the outstanding shares of our common stock.  This distribution was paid on February 17, 2006 to stockholders of record at the close of business on January 31, 2006.

On February 8, 2005, the Company purchased Shoppes at Grayhawk from an unaffiliated third party for $27,067.  The purchase price was funded using cash and cash equivalents.  The property is located in Omaha, Nebraska and contains 227,350 square feet of leasable area.  Its major tenants are Lowe's and Michael's.

On February 16, 2006, the Company purchased Algonquin Commons from an unaffiliated third party for $154,000.  The acquisition was completed through the Company's joint venture with NYSTRS.  The purchase price was funded using cash and cash equivalents.  The property is located in Algonquin, Illinois and contains 565,000 square feet of leasable area.  Its major tenants are Circuit City, Office Max and Old Navy and also includes national specialty Ann Taylor, Pottery Barn and Williams Sonoma.

On February 17, 2006, the Company paid an aggregate cash distribution of $5,403 to stockholders of record at the close of business on January 31, 2006.

On February 17, 2006, the Company announced that we had declared a cash distribution of $0.08 per share on the outstanding shares of our common stock.  This distribution will be paid on March 17, 2006 to stockholder of record at the close of business on February 28, 2006.

On February 22, 2006, the Company sold Crestwood Plaza, located in Crestwood, Illinois for $1,425.  In conjunction with this sale, we repaid indebtedness of $904 secured by this property.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005
(In thousands, except per share data and square footage amounts)

(15)

Quarterly Operating Results (unaudited)

The following represents results of operations for the quarters during the years 2005 and 2004:

			2005

	December 31	September 30	June 30	March 31

Total revenue	$49,196	43,220	45,171	45,128
Income from continuing operations	16,636	10,013	10,584	8,756
Net income	12,037	10,381	10,732	14,105
Income from continuing operations per common share, basic and diluted	0.25	0.15	0.16	0.13
Net income per common share, basic and diluted	0.18	0.15	0.16	0.21

	2004

	December 31	September 30	June 30	March 31

Total revenue	47,557	47,476	46,510	48,809
Income from continuing operations	13,126	10,133	10,294	10,448
Net income	12,339	13,874	11,275	11,886
Income from continuing operations per common share, basic and diluted	0.16	0.15	0.16	0.16
Net income per common share, basic and diluted	0.18	0.21	0.17	0.18

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2005

    Initial Cost

Gross amount at which carried

          (A)

          at end of period(B)

	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and Improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq
Single-user Retail

22nd Street Plaza Oak Brook, IL	987	750	1,231	753	750	1,991	2,741	420		11/97
Ameritech Joliet, IL	522	170	883	3	170	886	1,056	257	1995	05/97
Bakers Shoes Chicago, IL	-	645	343	25	645	368	1,013	91	1891	09/98
Bally's Total Fitness St. Paul, MN	3,145	1,298	4,612	-	1,298	4,612	5,910	1,153	1988	09/99
Carmax Schaumburg, IL	11,730	7,142	13,461	-	7,142	13,461	20,603	3,178	1998	12/98
Carmax Tinley Park, IL	9,450	6,789	12,117	-	6,789	12,117	18,906	2,861	1998	12/98
Circuit City Traverse City, MI	1,688	1,123	1,779	-	1,123	1,779	2,902	424	1998	01/99
Cub Foods Buffalo Grove, IL	-	1,426	5,929	-	1,426	5,929	7,355	1,452	1999	06/99
Cub Foods Indianapolis, IN	2,255	2,183	3,561	-	2,183	3,561	5,744	1,057	1991	03/99
Cub Foods Plymouth, MN	2,732	1,551	3,916	-	1,551	3,917	5,468	987	1991	03/99
Cub Foods Hutchinson, MN	-	875	4,514	8	875	4,521	5,396	493	1999	01/03
Disney Celebration, FL	13,600	2,175	25,107	-	2,175	25,107	27,282	2,859	1995	07/02
Dominick's Countryside, IL	1,150	1,375	925	-	1,375	925	2,300	294	1975	12/97
Dominick's Glendale Heights, IL	-	1,265	6,943	9	1,265	6,952	8,217	2,047	1997	09/97
Dominick's Hammond, IN	4,100	825	8,026	-	825	8,026	8,851	1,927	1999	05/99
Dominick's Schaumburg, IL	5,345	2,294	8,393	3	2,294	8,395	10,689	2,402	1996	05/97

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2005

    Initial Cost

Gross amount at which carried

          (A)

          at end of period(B)

	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and Improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq
Single-user Retail

Dominick's West Chicago, IL	-	1,980	4,325	294	1,980	4,619	6,599	1,326	1990	01/98
Eckerd Drug Store Chattanooga, TN	1,700	1,023	1,344	2	1,023	1,346	2,369	186	1999	05/02
Hollywood Video Hammond, IN	882	405	949	-	405	949	1,354	224	1998	12/98
Home Goods Coon Rapids, MN	-	915	3,367	-	915	3,367	4,282	19
Michael's Coon Rapids, MN	-	877	1,932	-	877	1,932	2,809	225	2001	07/02
Petsmart Gurnee, IL	-	915	2,389	-	915	2,389	3,304	372	1997	04/01
Riverdale Commons Outlot Coon Rapids, MN	-	545	605	-	545	605	1,150	163	1999	03/00
Shannon Square Arden Hills, MN	-	1,754	7,182	-	1,754	7,182	8,936	448	2003	03/04
Staples Freeport, IL	1,730	725	1,970	-	725	1,970	2,695	566	1998	04/98
United Audio Center Schaumburg, IL	-	1,215	1,273	-	1,215	1,273	2,488	311	1998	09/99
Walgreens Decatur, IL	-	78	1,131	-	78	1,131	1,209	411	1988	01/95
Walgreens Jennings, MO	570	666	2,046	-	666	2,046	2,712	216	1996	10/02

Neighborhood Retail Centers

Aurora Commons Aurora, IL	8,000	3,220	8,319	551	3,220	8,871	12,091	2,952	1988	01/97
Baytowne Square Champaign, IL	8,720	3,821	8,853	17	3,821	8,871	12,692	2,353	1993	02/99
Berwyn Plaza Berwyn, IL	709	769	1,078	17	769	1,100	1,869	283	1983	05/98

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2005

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Bohl Farm Marketplace Crystal Lake, IL	7,833	5,800	9,888	1	5,800	9,889	15,689	1,779	2000	12/00
Brunswick Market Center Brunswick, OH	7,130	1,552	11,912	1,163	1,552	13,075	14,627	1,312	97/98	12/02
Burnsville Crossing Burnsville, MN	2,858	2,061	4,667	231	2,061	4,902	6,963	1,364	1989	09/99
Byerly's Burnsville Burnsville, MN	2,916	1,707	4,145	1,963	1,707	6,108	7,815	1,463	1988	09/99
Caton Crossing Plainfield, IL	7,425	2,412	8,752	37	2,412	8,790	11,202	836	1998	06/03
Cliff Lake Center Eagan, MN	4,729	2,517	3,057	534	2,517	3,591	6,108	1,163	1988	09/99
Crestwood Plaza Crestwood, IL	904	326	1,483	49	326	1,532	1,858	453	1992	12/96
Deer Trace Kohler, WI	7,400	1,622	11,659	20	1,622	11,679	13,301	1,361	2000	07/02
Deer Trace II Kohler, WI	-	925	3,355	(38)	925	3,317	4,242	203	03/04	08/04
Downers Grove Market Downers Grove, IL	12,500	6,224	11,617	156	6,224	11,772	17,996	3,372	1998	03/98
Eagle Crest Naperville, IL	2,350	1,879	2,938	328	1,879	3,267	5,146	1,176	1991	03/95
Eastgate Shopping Center Lombard, IL	3,610	4,252	2,578	2,308	4,252	4,887	9,139	1,399	1959	07/98
Edinburgh Festival Brooklyn Park, MN	4,625	2,225	6,373	76	2,225	6,449	8,674	1,699	1997	10/98
Elmhurst City Center Elmhurst, IL	2,514	2,050	3,011	577	2,050	3,589	5,639	1,080	1994	02/98

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2005

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Elmhurst City Center Elmhurst, IL	2,514	2,050	3,011	577	2,050	3,589	5,639	1,080	1994	02/98
Fashion Square Skokie, IL	6,200	2,394	6,902	876	2,394	7,779	10,173	2,055	1984	12/97
Four Flaggs Annex Niles, IL	-	1,122	2,173	-	1,122	2,173	3,295	233	1973	11/02
Gateway Square Hinsdale, IL	5,265	3,046	3,899	764	3,046	4,665	7,711	1,140	1985	03/99
Goodyear Montgomery, IL	630	315	835	25	315	860	1,175	289	1991	09/95
Grand and Hunt Club Gurnee, IL	1,796	970	2,623	59	970	2,681	3,651	801	1996	12/96
Greentree Outlot Caledonia, WI	-	312	727	-	312	727	1,039	23		02/05
Hartford Plaza Naperville, IL	2,310	990	3,428	165	990	3,599	4,589	1,231	1995	09/95
Hawthorn Village Vernon Hills, IL	4,280	2,635	5,888	550	2,635	6,438	9,073	2,075	1979	08/96
Hickory Creek Marketplace Frankfort, IL	5,750	1,797	4,435	2,713	1,797	7,148	8,945	1,609	1999	08/99
High Point Center Madison, WI	5,361	1,450	8,818	412	1,450	9,229	10,679	2,476	1984	04/98
Homewood Plaza Homewood, IL	1,013	535	1,398	208	535	1,606	2,141	428	1993	02/98
Iroquois Center Naperville, IL	5,950	3,668	8,276	1,578	3,668	9,855	13,523	2,741	1983	12/97
Joliet Commons Ph II Joliet, IL	2,400	811	3,999	-	811	3,999	4,809	852	1999	02/00

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2005

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Mallard Crossing Elk Grove Village, IL	4,050	1,796	6,332	186	1,796	6,519	8,315	1,983	1993	05/97
Mankato Heights Mankato, MN	8,910	2,332	12,782	847	2,332	13,629	15,961	1,508	2002	04/03
Maple Grove Retail Maple Grove, MN	4,050	2,085	5,758	1,385	2,085	7,143	9,228	1,886	1998	09/99
Maple Plaza Downers Grove, IL	1,583	1,364	1,822	121	1,364	1,944	3,308	567	1988	01/98
Medina Marketplace Medina, OH	5,250	2,769	6,746	-	2,769	6,746	9,515	693	56/99	12/02
Mundelein Plaza Mundelein, IL	1,005	596	1,350	62	596	1,411	2,007	472	1990	03/96
Nantucket Square Schaumburg, IL	2,200	1,908	2,350	61	1,908	2,428	4,336	819	1980	09/95
Naper West Ph II Naperville, IL	-	1,116	2,024	1,326	1,116	3,350	4,466	526	1985	10/02
Niles Shopping Center Niles, IL	1,617	850	2,466	145	850	2,612	3,462	742	1982	04/97
Northgate Shopping Sheboygan, WI	6,185	666	7,932	5	666	7,938	8,604	190		4/05
Oak Forest Commons Oak Forest, IL	6,618	2,796	9,034	647	2,796	9,681	12,477	2,660	1998	03/98
Oak Forest Commons Ph III Oak Forest, IL	-	205	907	37	205	944	1,149	252	1999	06/99
Oak Lawn Town Center Oak Lawn, IL	-	1,384	1,034	-	1,384	1,034	2,418	227	1999	06/99
Orland Greens Orland Park, IL	3,550	1,246	3,878	806	1,246	4,685	5,931	1,200	1984	09/98

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2005

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Orland Park Retail Orland Park, IL	625	461	796	(23)	461	774	1,235	231	1997	02/98
Park Avenue Center Highland Park, IL	3,066	3,200	6,560	2,058	3,200	8,932	12,132	180
Park Place Plaza St. Louis Park, MN	6,500	4,256	8,575	20	4,256	8,595	12,851	2,127	1997	09/99
Park Square Brooklyn Park, MN	-	4,483	5,390	1,022	4,483	6,471	10,954	703	86/88	08/02
Park St. Claire Schaumburg, IL	762	320	987	8	320	995	1,315	298	1994	12/96
Plymouth Collection Plymouth, MN	5,180	1,459	5,175	23	1,459	5,198	6,657	1,373	1999	01/99
Quarry Outlot Hodgkins, IL	900	522	1,278	9	522	1,287	1,809	386	1996	12/96
Regency Point Lockport, IL	-	1,000	4,721	69	1,000	4,789	5,789	1,548	1993	04/96
Riverplace Center Noblesville, IN	3,290	1,592	4,498	4	1,592	4,523	6,115	1,123	1992	11/98
River Square Shopping Ctr Naperville, IL	6,425	2,853	3,129	662	2,853	3,793	6,646	1,126	1988	06/97
Rochester Marketplace Rochester, MN	5,885	2,043	7,328	161	2,043	7,527	9,570	661	2001 / 2003	09/03
Rose Plaza Elmwood Park, IL	2,670	1,530	2,666	(25)	1,530	2,641	4,171	780	1997	11/98
Rose Plaza East Naperville, IL	1,086	825	1,380	38	825	1,418	2,243	343	1999	01/00
Rose Plaza West Naperville, IL	1,382	989	1,790	-	989	1,792	2,781	433	1997	09/99

INLAND REAL ESTATE CORPORATION

(Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2005

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Salem Square Countryside, IL	3,130	1,735	4,449	1,042	1,735	5,491	7,226	1,687	1973	08/96
Schaumburg Plaza Schaumburg, IL	3,878	2,470	4,566	324	2,470	4,889	7,359	1,315	1994	06/98
Schaumburg Promenade Schaumburg, IL	11,640	6,562	12,764	145	6,562	12,909	19,471	2,840	1999	12/99
Sears Montgomery, IL	1,645	768	2,655	143	768	2,798	3,566	886	1990	06/96
Shakopee Valley Shakopee, MN	7,500	2,964	11,748	-	2,964	11,748	14,712	1,207	00/01	12/02
Shannon Square Shoppes Arden Hills, MN	-	1,253	4,686	-	1,253	4,687	5,940	259	2003	6/04
Shingle Creek Brooklyn Center, MN	1,735	1,228	2,262	514	1,228	2,776	4,004	885	1986	09/99
Shops at Coopers Grove Country Club Hills, IL	2,900	1,398	4,418	95	1,398	4,513	5,911	1,256	1991	01/98
Six Corners Chicago, IL	3,100	1,440	4,533	1,575	1,440	6,147	7,587	1,584	1966	10/96
Skokie Fashion PH II Skokie, IL	-	878	2,361	6	878	2,367	3,245	88		11/04
Spring Hill Fashion Center West Dundee, IL	7,900	1,794	7,415	643	1,794	8,264	10,058	2,417	1985
St. James Crossing Westmont, IL	3,848	2,611	4,887	328	2,611	5,215	7,826	1,472	1990
Stuart's Crossing St. Charles, IL	7,000	4,234	9,422	(293)	4,234	9,128	13,362	2,330	1999
Terramere Plaza Arlington Heights, IL	2,202	1,435	2,981	419	1,435	3,402	4,837	897	1980

INLAND REAL ESTATE CORPORATION

(Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2005

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Townes Crossing Oswego, IL	6,000	2,908	9,135	303	2,908	9,439	12,347	1,183	1988	08/02
Two Rivers Plaza Bolingbrook, IL	4,620	1,820	4,993	592	1,820	5,586	7,406	1,487	1994	10/98
University Crossing Mishawaka, IN	8,800	4,392	10,521	(93)	4,392	10,428	14,820	785	2003	10/03
V. Richard's Plaza Brookfield, WI	8,000	4,798	8,759	907	4,798	9,666	14,464	2,394	1985	02/99
Wauconda Shopping Center Wauconda, IL	1,334	454	2,068	143	454	2,218	2,672	625	1988	05/98
West River Crossing Joliet, IL	3,500	2,317	3,320	(20)	2,317	3,301	5,618	835	1999	08/99
Western & Howard Chicago, IL	993	440	1,523	52	440	1,576	2,016	416	1985	04/98
Wilson Plaza Batavia, IL	650	310	999	55	310	1,054	1,364	316	1986	12/97
Winnetka Commons New Hope, MN	2,234	1,597	2,859	304	1,597	3,163	4,760	940	1990	07/98
Wisner/Milwaukee Plaza Chicago, IL	975	529	1,383	29	529	1,413	1,942	386	1994	02/98
Woodland Heights Streamwood, IL	3,940	2,976	6,898	384	2,976	7,300	10,276	1,917	1956	06/98

Community Centers

Bergen Plaza Oakdale, MN	9,142	5,347	11,700	805	5,347	12,511	17,858	3,519	1978	04/98

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2005

    Initial Cost

Gross amount at which carried

(A)

at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Community Centers

Chestnut Court Darien, IL	8,619	5,720	10,350	1,222	5,720	11,573	17,293	3,072	1987	03/98
Crystal Point Shopping Crystal Lake, IL	20,100	7,290	22,193	-	7,290	22,193	29,483	1,129
Four Flaggs Niles, IL	12,141	8,488	14,202	4,979	8,488	19,183	27,671	1,897	73/98	11/02
Greentree Center Caledonia, WI	6,600	3,033	7,332	410	3,033	7,785	10,818	245
Joliet Commons Joliet, IL	13,480	4,089	15,684	(104)	4,089	16,112	20,201	4,694	1995	10/98
Lake Park Plaza Michigan City, IN	6,490	3,253	9,208	946	3,253	10,154	13,407	2,784	1990	02/98
Lansing Square Lansing, IL	11,125	4,075	12,179	1,589	4,075	13,769	17,844	4,111	1991	12/96
Maple Park Place Bolingbrook, IL	12,500	3,666	11,669	5,267	3,666	16,941	20,607	4,940	1992	01/97
Naper West Naperville, IL	7,695	5,335	9,612	342	5,335	9,960	15,295	2,916	1985	12/97
Park Center Plaza Tinley Park, IL	14,090	5,514	9,628	(504)	5,514	9,124	14,638	2,539	1988	12/98
Pine Tree Plaza Janesville, WI	11,000	2,889	15,644	(321)	2,889	15,323	18,212	3,602	1998	10/99
Quarry Retail Minneapolis, MN	15,800	7,762	23,603	1,148	7,762	24,756	32,518	5,795	1997	09/99
Riverdale Commons Coon Rapids, MN	9,850	4,324	15,131	36	4,324	15,168	19,492	3,714	1998	09/99
Rivertree Court Vernon Hills, IL	17,548	8,652	22,963	1,479	8,652	24,442	33,094	7,435	1988	07/97

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2005

    Initial Cost

Gross amount at which carried

(A)

at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Community Centers

Shops at Orchard Place Skokie, IL	22,500	16,301	26,476	51	16,301	26,554	42,855	2,742	2000	12/02
Springboro Plaza Springboro, OH	5,510	1,079	8,240	48	1,079	8,289	9,368	2,046	1992	11/98
Village Ten Coon Rapids, MN	8,500	4,489	10,615	121	4,489	10,737	15,226	875	2002	08/03
Woodfield Plaza Schaumburg, IL	12,050	4,612	15,160	(190)	4,612	14,970	19,582	4,280	1992	01/98
Woodland Commons Buffalo Grove, IL	11,000	5,338	15,410	1,365	5,338	16,778	22,116	4,120	1991	02/99

Total	$602,817	317,604	824,631	52,377	317,604	878,402	1,196,006	188,469

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2005, 2004 and 2003

Notes:

(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)

The aggregate cost of real estate owned at December 31, 2005 and 2004 for federal income tax purposes was approximately $1,190,949 and $1,207,645, (unaudited,) respectively.

(C)

Adjustments to basis include additions to investment properties net of payments received under master lease agreements.  The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2005, the Company had one investment property, Greentree Center, located in Caledonia, Wisconsin, subject to master lease agreements.

(D)

Not included in the building and improvements and accumulated depreciation totals are expenses paid by the Company for improvements to spaces leased for its corporate offices.  As of December 31, 2005, these amounts are $212 and $15, respectively.

(E)

Reconciliation of real estate owned:

	2005	2004	2003

Balance at beginning of year	$1,213,761	1,283,066	1,211,385
Purchases of investment properties	146,897	67,987	71,046
Additions to investment properties, including amounts payable	13,215	12,111	14,271
Sale of investment properties	(27,673)	(30,460)	(13,256)
Contribution of investment properties to joint venture	(150,140)	(119,424)	-
Payments received under master leases	(54)	481	(380)
Balance at end of year	$1,196,006	1,213,761	1,283,066

(F)

Reconciliation of accumulated depreciation:

	2005	2004	2003

Balance at beginning of year	$163,256	150,177	117,939
Depreciation expense	32,383	35,463	33,945
Accumulated depreciation on sale of investment property	(1,941)	(4,514)	(1,707)
Accumulated depreciation associated with contribution of assets to joint venture	(5,214)	(17,870)	-

Balance at end of year	$188,483	163,256	150,177

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 2005.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2005, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2005.

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

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005, which is included in Part II, Item 8 of this Annual Report.

Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2006.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2006.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2006.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2006.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2006.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)

Financial Statements:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Balance Sheets December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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
(principal executive officer) and Director
Date: March 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ DANIEL L. GOODWIN	/s/ ROLAND W. BURRIS
By: Daniel L. Goodwin	By: Roland W. Burris
Title: Chairman of the Board	Title: Director
Date: March 2, 2006	Date: March 2, 2006

/s/ JOEL G. HERTER	/s/ HEIDI N. LAWTON
By: Joel G. Herter	By: Heidi N. Lawton
Title: Director	Title: Director
Date: March 2, 2006	Date: March 2, 2006

/s/ JOEL D. SIMMONS	/s/ THOMAS D'ARCY
By: Joel D. Simmons	By: Thomas D'Arcy
Title: Director	Title: Director
Date: March 2, 2006	Date: March 2, 2006

/s/ THOMAS H. MCAULEY	/s/ THOMAS MCWILLIAMS
By: Thomas H. McAuley	By: Thomas McWilliams
Title: Director	Title: Director
Date: March 2, 2006	Date: March 2, 2006

/s/ ROBERT D. PARKS	/s/ BRETT A. BROWN
By: Robert D. Parks	By: Brett A. Brown
Title: President, Chief Executive Officer and	Title: Chief Financial Officer (principal
Director (principal executive officer)	financial and accounting officer)
Date: March 2, 2006	Date: March 2, 2006

INLAND REAL ESTATE CORPORATION

Annual Report on Form 10-K

for the fiscal year ended December 31, 2005

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

Item No.

Description

3.1

Third Articles of Amendment and Restatement of the Registrant (1)

3.2

Amended and Restated Bylaws of the Registrant (2)

4.1

Specimen Stock Certificate (3)

4.2

Amended and Restated Dividend Reinvestment Plan of the Registrant (4)

10.1

Credit Agreement, dated as of June 28, 2002, among Inland Real Estate Corporation as borrower, KeyBank National Association as administrative agent and co-lead arranger, Fleet National Bank as syndication agent and co-lead arranger, and the several lenders from time to time parties thereto (5)

10.2

Amended and Restated Credit Agreement, dated as of May 2, 2003, among Inland Real Estate Corporation as borrower, KeyBank National Association as administrative agent and lead arranger, and the several lenders from time to time parties thereto (6)

10.3

Second Amended and Restated Credit Agreement dated as of April 22, 2005 among Inland Real Estate Corporation, as borrower and KeyBank National Association as administrative agent, KeyBanc Capital Markets as co-lead arranger, Bank of America N.A. as syndication agent, Banc of America Securities LLC as co-lead arranger, LaSalle Bank National Association as co-documentation agent, Eurohypo AG New York as co-documentation agent and the several lenders from time to time parties hereto as lenders (7)

10.4

Amended and Restated Independent Director Stock Option Plan (8)

10.5

Consulting Agreement between the Registrant and Robert D. Parks, dated as of July 1, 2000 (9)

10.6

Operating Agreement, dated as of October 8, 2004, among Inland Real Estate Corporation, The New York State Teachers’ Retirement System, by and through its designated advisor, Morgan Stanley Real Estate Advisor, Inc., and IN Retail Manager, L.L.C. (10)

10.7

Contribution Agreement, dated as of October 8, 2004, by and between IN Retail Fund, L.L.C., Inland Real Estate Corporation and The New York State Teachers’ Retirement System (11)

10.8

Termination and Release of Put Agreement, dated as of September 3, 2003, made by Inland Real Estate Corporation in favor of Fleet National Bank, as administrative agent (12)

10.9

Lock-Up Agreement, dated as of August 4, 2004, by and between Inland Real Estate Corporation, The Inland Group, Inc., Inland Mortgage Investment Corporation, Inland Real Estate Investment Corporation, Partnership Ownership Corporation, Daniel L. Goodwin, G. Joseph Cosenza and Robert D. Parks (13)

10.10

Property Acquisition Agreement, dated as of November 1, 2004, by and between Inland Real Estate Acquisitions, Inc. and Inland Real Estate Corporation (14)

10.11

Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2004 (15)

10.12

Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2004 (16)

10.13

Employment Agreement between Inland Real Estate Corporation and Kristi A. Rankin, effective as of January 1, 2004 (17)

10.14

Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of May 17, 2004 (18)

14.1

Code of Ethics (19)

21.1

Subsidiaries of the Registrant (*)

23.1

Consent of KPMG LLP, dated March 3, 2006 (*)

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

________________________________________

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

(5)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed by the Registrant with the Securities and Exchange Commission on August 14, 2002 (file number 000-28382).

(6)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed by the Registrant with the Securities and Exchange Commission on August 7, 2003 (file number 000-28382).

(7)

Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on May 9, 2005 (file number 001-32185).

(8)

Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11/A, as filed by the Registrant with the Securities and Exchange Commission on July 18, 1996 (file number 333-06459).

(9)

Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 1, 2000, as filed by the Registrant with the Securities and Exchange Commission on July 14, 2000 (file number 000-28382).

(10)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated October 8, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 25, 2004 (file number 001-32185).

(11)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A dated October 8, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 22, 2004 (file number 001-32185).

(12)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed by the Registrant with the Securities and Exchange Commission on August 5, 2004 (file number 001-32185).

(13)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed by the Registrant with the Securities and Exchange Commission on August 5, 2004 (file number 001-32185).

(14)

Incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed by the Registrant with the Securities and Exchange Commission on November 9, 2004 (file number 001-32185).

(15)

Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed by the Registrant with the Securities and Exchange Commission on March 14, 2005.

(16)

Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed by the Registrant with the Securities and Exchange Commission on March 14, 2005.

(17)

Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed by the Registrant with the Securities and Exchange Commission on March 14, 2005.

(18)

Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed by the Registrant with the Securities and Exchange Commission on March 14, 2005.

(19)

Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2004 (file number 000-28382).

(*)

Filed as part of this Annual Report on Form 10-K.