Form 10-Q
period 2006-03-31
INLAND REAL ESTATE CORP
filed 2006-05-10
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.  (Check One):  Large accelerated filer ☒ Accelerated filer ❑ Non-accelerated filer ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ❑ No ☒

As of May 10, 2006, there were 67,622,359 shares of common stock outstanding.

Part I - Financial Statements

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(In thousands except per share data)

Assets

	March 31, 2006 (unaudited)	December 31, 2005

Investment properties:
Land	$342,801	317,604
Construction in progress	-	821
Building and improvements	925,693	878,614

	1,268,494	1,197,039
Less accumulated depreciation	196,391	188,483

Net investment properties	1,072,103	1,008,556

Cash and cash equivalents	16,297	26,804
Investment in securities (net of an unrealized gain of $94 and $293 at March 31, 2006 and December 31, 2005, respectively)	19,068	19,133
Restricted cash	3,610	4,049
Accounts and rents receivable (net of provision for doubtful accounts of $2,533 and $2,798 at March 31, 2006 and December 31, 2005, respectively)	33,605	31,742
Mortgage receivable	11,640	11,406
Investment in and advances to joint venture	66,020	52,889
Deposits and other assets	2,692	2,959
Acquired above market lease intangibles (net of accumulated amortization of $2,013 and $1,856 at March 31, 2006 and December 31, 2005, respectively)	3,815	3,831
Acquired in-place lease intangibles (net of accumulated amortization of $5,127 and $4,395 at March 31, 2006 and December 31, 2005, respectively)	25,698	19,942
Leasing fees (net of accumulated amortization of $1,509 and $1,387 at March 31, 2006 and December 31, 2005, respectively)	2,832	2,795
Loan fees (net of accumulated amortization of $3,070 and $2,735 at March 31, 2006 and December 31, 2005, respectively)	4,815	4,893

Total assets	$1,262,195	1,188,999

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets (continued)
March 31, 2006 and December 31, 2005
(In thousands except per share data)

Liabilities and Stockholders' Equity

	March 31, 2006 (unaudited)	December 31, 2005
Liabilities:
Accounts payable and accrued expenses	$5,810	4,560
Acquired below market lease intangibles (net of accumulated amortization of $3,561 and $3,216 at March 31, 2006 and December 31, 2005, respectively)	7,255	7,477
Accrued interest	2,833	2,426
Accrued real estate taxes	24,460	22,946
Distributions payable	5,542	5,401
Security and other deposits	2,427	2,423
Mortgages payable	620,795	602,817
Line of credit	125,000	65,000
Prepaid rents and unearned income	4,545	2,752
Other liabilities	12,866	12,631

Total liabilities	811,533	728,433

Minority interest	14,022	18,748

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at March 31, 2006 and December 31, 2005	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 67,585 and 67,502 Shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	676	675
Additional paid-in capital (net of offering costs of $58,816)	651,158	649,797
Accumulated distributions in excess of net income	(215,288)	(208,947)
Accumulated other comprehensive income	94	293

Total stockholders' equity	436,640	441,818

Commitments and contingencies

Total liabilities and stockholders' equity	$1,262,195	1,188,999

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three months ended March 31, 2006 and 2005 (unaudited)
(In thousands except per share data)

	Three months ended March 31, 2006	Three months ended March 31, 2005
Revenues:
Rental income	$31,783	30,973
Tenant recoveries	12,232	13,361
Lease termination income	-	6,154
Other property income	113	169

Total revenues	44,128	50,657

Expenses:
Property operating expenses	5,170	7,964
Real estate tax expense	8,285	8,054
Bad debt expense	304	355
Depreciation and amortization	10,715	9,440
General and administrative expenses	2,111	2,073

Total expenses	26,585	27,886

Operating income	17,543	22,771

Other income	1,017	380
Management fee income from unconsolidated joint ventures	659	281
Gain on sale of investment properties	492	-
Interest expense	(10,333)	(10,183)
Minority interest	(391)	(254)
Equity in earnings of unconsolidated joint ventures	1,097	990

Income from continuing operations	10,084	13,985

Discontinued operations:
Income (loss) from discontinued operations (including loss on sale of investment property of $195 for the three months ended March 31, 2006)	(208)	120

Net income available to common stockholders	9,876	14,105

Other comprehensive income:
Unrealized loss on investment securities	(199)	(240)

Comprehensive income	$9,677	13,865

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three months ended March 31, 2006 and 2005 (unaudited)
(In thousands except per share data)

	Three months ended March 31, 2006	Three months ended March 31, 2005

Basic and diluted earnings available to common stockholders per common share:

Income from continuing operations	$0.15	0.21
Discontinued operations	-	-

Net income available to common stockholders per common share – basic and diluted	$0.15	0.21

Weighted average number of common shares outstanding – basic	67,489	67,065

Weighted average number of common shares outstanding – diluted	67,558	67,114

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statement of Stockholders' Equity
For the three months ended March 31, 2006
(Dollars in thousands, except per share data)
(unaudited)

Three months ended March 31, 2006
Number of shares
Balance at beginning of period	$67,502
Shares issued from DRP	83
Balance at end of period	67,585

Common Stock
Balance at beginning of period	675
Proceeds from DRP	1
Balance at end of period	676

Additional Paid-in capital
Balance at beginning of period	649,797
Amortization of stock compensation	65
Proceeds from DRP	1,296
Balance at end of period	651,158

Accumulated distributions in excess of net income
Balance at beginning of period	(208,947)
Net income available to common stockholders	9,876
Distributions declared ($0.24 per common share outstanding)	(16,217)
Balance at end of period	(215,288)

Accumulated other comprehensive income
Balance at beginning of period	293
Other comprehensive loss	(199)
Balance at end of period	94

Total stockholders’ equity	$436,640

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2006 and 2005 (unaudited)
(In thousands)

	Three months ended March 31, 2006	Three months ended March 31, 2005

Cash flows from operating activities:
Net income	$9,876	14,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,715	9,439
Non-cash charges associated with discontinued operations	26	4
Amortization of deferred stock compensation	65	42
Amortization on acquired above market lease intangibles	188	256
Amortization on acquired below market lease intangibles	(362)	(447)
Net gain on sale of investment properties	296	-
Minority interest	391	254
Equity in earnings from unconsolidated ventures	(1,097)	(991)
Rental income under master lease agreements	47	40
Straight line rental income	(29)	740
Provision for doubtful accounts	(185)	(127)
Interest on unamortized loan fees	302	464
Distributions from unconsolidated joint ventures	1,820	-
Restricted cash	(103)	(219)
Accounts and rents receivable	(1,729)	(3,606)
Deposits and other assets	225	337
Accounts payable and accrued expenses	179	248
Accrued interest payable	407	169
Accrued real estate taxes	1,515	2,176
Security and other deposits	4	57
Other liabilities	-	(3)
Prepaid rents and unearned income	1,793	(326)

Net cash provided by operating activities	$24,344	22,612

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2006 and 2005 (unaudited)
(In thousands)

	Three months ended March 31, 2006	Three months ended March 31, 2005
Cash flows from investing activities:
Restricted cash	$542	(587)
Escrows held for others	111	(162)
Other current liabilities	(224)	-
Purchase of investment securities	(697)	(1,832)
Sale of investment securities	562	337
Additions to investment properties, net of amounts payable	(4,985)	(2,927)
Purchase of investment properties	(53,285)	(22,120)
Purchase of furniture, fixtures and equipment	(29)	-
Acquired above market lease intangibles	(172)	(71)
Acquired in place lease intangibles	(6,489)	(7,762)
Acquired below market lease intangibles	140	2,491
Joint venture distributions	-	4,056
Proceeds from sale of investment property, net	3,545	-
Construction in progress	821	(10)
Investment in and advances to joint venture, net	(13,506)	-
Mortgage receivable	(234)	-
Leasing fees	(233)	(215)

Net cash used in investing activities	(74,133)	(28,802)

Cash flows from financing activities:
Proceeds from the DRP	1,297	1,542
Proceeds from exercise of options	-	78
Repurchase of shares	-	(19)
Loan proceeds	8,340	50,115
Proceeds from unsecured line of credit	60,000	15,000
Loan fees	(257)	(1,146)
Purchase of minority interest units	(4,699)	-
Dividends paid	(16,494)	(16,495)
Payoff of debt	(8,737)	(37,115)
Principal payments of debt	(168)	(145)

Net cash provided by financing activities	39,282	11,815

Net increase (decrease) in cash and cash equivalents	(10,507)	5,625

Cash and cash equivalents at beginning of period	26,804	35,508

Cash and cash equivalents at end of period	$16,297	41,133

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2006 and 2005 (unaudited)
(In thousands)

	Three months ended March 31, 2006	Three months ended March 31, 2005

Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties	$(71,828)	(47,141)
Assumption of mortgage debt	18,543	25,021

	$53,285	(22,120)

Dividends payable	$5,542	5,261

Cash paid for interest, net of amounts capitalized of $93 for the period ended March 31, 2006	$9,726	9,588

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the "Company") for the year ended December 31, 2005, which are included in the Company's 2005 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

(1)     Organization and Basis of Accounting

Inland Real Estate Corporation was formed on May 12, 1994.  The Company is an owner/operator of Neighborhood Retail Centers (gross leasable areas ranging from 5,000 to 150,000 square feet) and Community Centers (gross leasable areas in excess of 150,000 square feet) located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois.  Additionally, the Company owns and acquires single-user retail properties located throughout the United States.  The Company also is permitted to construct or develop properties, or render services in connection with such development or construction, subject to the Company's compliance with the rules governing real estate investment trusts under the Internal Revenue Code of 1986, as amended (the "Code").

The Company has qualified as a real estate investment trust ("REIT") under the Code for federal income tax purposes commencing with the tax year ending December 31, 1995.  So long as the Company qualifies for treatment as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes at least 90% of its REIT taxable income to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

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

Additionally, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities that were previously prohibited in order to maintain its qualification as a REIT, so long as these activities are conducted in entities that elect to be treated as taxable REIT subsidiaries under the Code, subject to certain limitations.  As such, the Company is subject to federal and state income taxes on the income from these activities.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Certain reclassifications were made to the 2005 financial statements to conform to the 2006 presentation.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and consolidated joint ventures.  These entities are consolidated because the Company is either the primary beneficiary of a variable interest entity or has substantial influence over or controls the entity.  The primary beneficiary is the party that absorbs a majority of the entity's expected residual returns and losses.  The third parties' interests in these consolidated entities are reflected as minority interest in the accompanying consolidated financial statements.  All inter-company balances and transactions have been eliminated in consolidation.

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

The Company identifies interest costs related to construction in progress and capitalizes interest based on Financial Accounting Standard 34.  The Company considers both interest paid on debt obtained to fund the project and the interest cost incurred during this period that could have been avoided.  The Company has recorded approximately $93 of capitalized interest related to its joint venture with Tucker Development Corporation for the three months ended March 31, 2006.

Amortization pertaining to the above market lease intangibles of $188 and $256 was recorded as a reduction to rental income for the three months ended March 31, 2006 and 2005, respectively.  Amortization pertaining to the below market lease intangibles of $362 and $447 was recorded as an increase to rental income for the three months ended March 31, 2006 and 2005, respectively.  The Company incurred amortization expense pertaining to acquired lease intangibles of $732 and $598 for the three months ended March 31, 2006 and 2005, respectively.  The table below presents the amounts to be recorded for the amortization of intangibles over the next five years:

2006	$2,359
2007	2,420
2008	2,569
2009	2,682
2010	2,896

Total	$12,926

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the three months ended March 31, 2006 and 2005.

Leasing fees are amortized on a straight-line basis over the life of the related lease.  Loan fees are amortized on a straight-line basis over the life of the related loan.

Offering costs are offset against the Stockholders' equity accounts.  Offering costs consist principally of printing, selling and registration costs.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of March 31, 2006 and December 31, 2005, the Company held letters of credit for tenant security deposits totaling approximately $429 for each period.

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

As of March 31, 2006 and 2005, the Company had no material derivative instruments.  The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument.  The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose the Company to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instruments.  If a derivative terminates or is sold, the gain or loss is recognized.  The Company will generally enter into derivative transactions that satisfy the aforementioned criteria only.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

Recent Accounting Principles

In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 "Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights."  This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners' ownership interest in the limited partnership.  The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights.  Whether the presumption of control is overcome is a matter of judgement based on the facts and circumstances, for which the consensus provides additional guidance.  This consensus is currently applicable to the Company for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006.  This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership.  Adoption did not have a material effect on the Company's consolidated financial statements.

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

Investment in securities at Mach 31, 2006 and 2005 are classified as available-for-sale securities.  Available-for sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are calculated using the first in first out ("FIFO") method of accounting.  Distribution income is recognized when received.  The Company acquires stock on margin.  The margin loan is subject to its terms and conditions.  At March 31, 2006 and December 31, 2005 the loan balances were $9,018 and $9,242 and is included in other liabilities in the accompanying consolidated balance sheets.

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

Sales of investment securities available-for-sale during the three months ended March 31, 2006 and 2005 resulted in gains on sale of $36 and $5, respectively.  These gains are included in other income in the accompanying consolidated statements of operations.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006 were as follows:

	Less than 12 months			12 months or longer		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT stock	$3,965	(207)	938	(29)	4,903	(236)

Non-REIT stock	$3,002	(185)	799	(104)	3,801	(289)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

(3)     Joint Ventures

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with Tri-Land Properties, Inc., dated February 1, 2001.  A wholly owned subsidiary of Tri-Land Properties, Inc. purchased the Company's entire economic interest in this joint venture for $1,000 including additional interest and preferred returns.  This payment was made in the form of $500 in cash and the remaining $500 was funded through an increase in the outstanding mortgage loan balance.  The Company will continue to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The Company agreed to lend Tri-Land Properties, Inc. up to $21,500.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid currently and the remaining 3% to be accrued, with no additional interest, and paid upon maturity.  Tri-Land Properties, Inc. has guaranteed $1,000 of this mortgage receivable.  As a result of the agreement, the Company re-evaluated the criteria for primary beneficiaries under FIN 46R and determined that it was no longer the primary beneficiary in this variable interest entity and therefore, deconsolidated the joint venture effective June 30, 2005.  The Company recorded a deferred gain of $3,193 on the sale of its equity investment, as it did not qualify for gain recognition due to the lack of initial investment and continuing involvement.  Such amounts are included in other liabilities on the accompanying consolidated balance sheets.

The Company formed a strategic joint venture with an affiliate of Crow Holdings Managers, LLC in 2004.  Through a partial sale of the 97,535 square foot Hastings Marketplace, each entity acquired a 50% ownership interest in the venture, which owns the property, which is located in Hastings, Minnesota.  Hastings Marketplace is anchored by a Cub Foods grocery store and was acquired for $13,200 by the venture.  The Company is the managing member of the venture and earns fees for providing property management and leasing services to the venture.  The Company recognizes only its share of the management fee income in the accompanying consolidated statements of operations.  The Company determined that the venture is not a variable interest entity and accounts for its interest in the venture using the equity method of accounting as it has significant influence over, but not control of, the major operating and financial policies of the joint venture.  The Company shares equally in the profits and losses of the joint venture, which are reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations.

The Company formed a strategic joint venture with the New York State Teachers' Retirement System ("NYSTRS") in 2004.  The joint venture was formed to initially acquire eight Neighborhood Retail Centers and Community Centers located in the Chicago and Minneapolis areas.  During 2005, the Company completed its initial contribution of eight properties, with an approximate fair value of $174,000 and an approximate net equity value of $100,000.  As of December 31, 2005, NYSTRS had contributed approximately $47,000 for these eight properties.  Both the Company and NYSTRS committed to contribute, subject to satisfying certain conditions, such as lender consents, an additional $100,000 for future acquisitions, for a total commitment of approximately $200,000.  The joint venture anticipates acquiring up to an additional $400,000 of Neighborhood Retail Centers and Community Centers located in the targeted markets of Illinois, Wisconsin and Minnesota.  During the three months ended March 31, 2006 and the year ended December 31, 2005, the joint venture acquired four additional investment properties as part of this commitment.  The total equity contribution from each partner is approximately $107,800.  The joint venture will acquire additional assets using leverage consistent with its existing business plan, of 50% of the original purchase price, or current market value if higher, through October 2006 to achieve its investment objectives.  The Company is the managing member of the venture and earns fees for providing property management and leasing services to the venture.  The Company only recognizes its share of the fee income in the accompanying consolidated statements of operations.  The profits and losses of the joint venture are shared equally between the Company and NYSTRS, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

The operations of the properties contributed by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  The Company determined that the venture is not a variable interest entity and accounts for its interest in the venture using the equity method of accounting as it has significant influence over, but not control of, the major operating and financial policies of the joint venture.  The Company shares equally in the profits and losses of the joint venture, which are reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations  The difference between the Company's investment in the joint venture and the amount of the underlying equity in net assets of the joint venture is due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over the depreciable lives of the joint venture's property assets.  During the three months ended March 31, 2006 and 2005, the Company recorded $340 and $377, respectively, of amortization of this basis difference.

The Company formed a strategic joint venture with Tucker Development Corporation ("TDC") in 2005.  The Company contributed Park Avenue Centre to the joint venture as its capital contribution.  TDC will provide construction management, development supervision and leasing services.  During the period of joint ownership, operating proceeds from the property will be split equally, with the exception of debt service on the construction loan, which is paid using loan proceeds.  The Company's maximum commitment to this joint venture is $9,850 in cash, in addition to our contribution of the investment property to the venture.  As of March 31, 2006, the property is approximately 60% occupied by Staples and Sam's Wine and Spirits.  Following completion of the redevelopment, the Company has the option to purchase TDC's interest in the joint venture or the property can be sold to a third party with the proceeds from the sale split proportionately between each partner.

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

The Company entered into a strategic joint venture with TMK Development, LTD ("TMK") in 2005.  The joint venture acquired approximately 50 acres of vacant land on January 5, 2006 for approximately $8,400.  The Company funded this amount as its initial capital contribution to the joint venture.  Additionally, the joint venture sold, to a third party, approximately 16 acres of this land for development into residential property for approximately $2,800.  In connection with this sale, the joint venture recorded a gain on sale of approximately $391.  The joint venture expects to sell approximately 26 acres of the remaining land to Wal-Mart for construction of a Super Wal-Mart store.  The remaining 13 acres of land will remain with the venture and will be developed for retail use.  The joint venture expects to construct several stand-alone outlots.  The venture will either sign ground leases with the future tenants or will sell the land to the prospective tenants.  The joint venture expects to build at least one multi-tenant building, which may be retained by the Company and held as an investment property.  TMK will provide construction management, development supervision and some leasing services.  The Company formed a taxable REIT subsidiary ("TRS") to be a partner in this joint venture due to the nature and timing of the land sales.  The profits and losses of this venture are split 40% to the Company and 60% to TMK.  In conjunction with the sale of land, the TRS recorded a federal and state corporate income tax liability of approximately $53.  As of March 31, 2006, the Company has made capital contributions totaling $5,900 to this joint venture.

In accordance with FIN 46R, the Company has evaluated this joint venture and determined that it is the primary beneficiary in this variable interest entity.  As a result, the accounts of the joint venture were consolidated with the Company's financial statements for financial reporting purposes.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

Summarized financial information for the unconsolidated investments is as follows:

	March 31, 2006	December 31, 2005

Balance Sheet:

Assets:
Cash	$10,253	24,492
Investment in real estate, net	407,284	264,861
Construction in progress	29	27
Acquired lease intangibles, net	59,666	46,114
Accounts and rents receivable	7,394	7,599
Restricted cash	4,705	4,274
Leasing commissions, net	389	392
Loan fees, net	1,109	372
Other assets	185	439

Total assets	491,014	348,570

Liabilities:
Accounts payable and accrued expenses	1,063	739
Acquired lease intangibles, net	8,118	8,527
Accrued interest	1,073	668
Accrued real estate taxes	9,844	9,171
Security and other deposits	362	343
Mortgage payable	259,125	158,799
Prepaid rents and unearned income	1,405	890
Other liabilities	2,178	2,606

Total liabilities	283,168	181,743

Equity:
Inland	104,430	92,250
Other partners	103,416	74,577

Total equity	207,846	166,827

Total liabilities and equity	$491,014	348,570

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

	Three months ended March 31, 2006	Three months ended March 31, 2005
Revenues:
Rental income	$8,343	3,591
Tenant recoveries	3,663	1,729

Total revenues	12,006	5,320

Expenses:
Property operating expenses	1,569	1,005
Real estate tax expense	2,747	1,157
Bad debt expense	11	19
Depreciation and amortization	3,565	1,414

Total expenses	7,892	3,595

Operating income	4,114	1,725

Other income	89	258
Interest expense	(2,771)	(990)

Income from continuing operations	$1,432	993

IRC's pro rata share	$757	613

(4)     Transactions with Related Parties

During the three months ended March 31, 2006 and 2005, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing from or through affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $50 per hour.  The Company continues to purchase these services from The Inland Group, Inc. and its affiliates and for the three months ended March 31, 2006 and 2005, these expenses, totaling $107 and $140, respectively, are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the three months ended March 31, 2006 and 2005 were $85, and $62, respectively, and are also included in general and administrative expenses.  The Inland Group, Inc., through affiliates, owns approximately 9.4% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc. or its affiliates.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006 (unaudited)

(In thousands, except per share data and square footage amounts)

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $47 and $16 for these services during the three months ended March 31, 2006 and 2005, respectively.

In May 2005, the Company acquired a 1% interest in The Inland Real Estate Group of Companies, Inc. for a purchase price of $1.  The Inland Real Estate Group of Companies, Inc. will provide assistance in the marketing of the Company's investment properties and will provide representation at various trade shows and conventions.

(5)     Discontinued Operations

During the three months ended March 31, 2006 and the year ended December 31, 2005, the Company sold a total of four investment properties.    Additionally, the Company has sold portions of certain investment properties.  For federal and state income tax purposes, certain of the Company's sales qualified as part of tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Sequoia Shopping Center	April 22, 2005	1,505	1,200	19	Yes
Ace Hardware	June 13, 2005	-	800	153	No
Walgreens	September 22, 2005	-	1,300	263	No
Mundelein Plaza (partial)	October 17, 2005	1,805	1,436	302	No
Calumet Square	November 10, 2005	1,033	852	343	Yes
Crestwood Plaza	February 22, 2006	904	1,341	(195)	No

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of March 31, 2006, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at March 31, 2006 and December 31, 2005, the Company has recorded ($24) and $36, respectively of assets related to discontinued operations and $45 and $69, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three months ended March 31, 2006 and 2005, the Company has recorded income (loss) from discontinued operations of ($208) and $120, respectively, including a loss on sale of $195 for the three months ended March 31, 2006.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006 (unaudited)

(In thousands, except per share data and square footage amounts)

(6)     Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

2006	$126,426
2007	117,900
2008	105,537
2009	91,544
2010	78,425
Thereafter	398,883

Total	$918,715

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

Certain tenant leases contain provisions providing for "stepped" rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include an increase of $29 and a decrease of $740 for the three months ended March 31, 2006 and 2005, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $19,351 and $19,322 in related accounts and rents receivable as of March 31, 2006 and December 31, 2005, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006 (unaudited)

(In thousands, except per share data and square footage amounts)

(7)     Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at March 31, 2006 and December 31, 2005:

Mortgagee	Interest Rate at March 31, 2006	Interest Rate at December 31, 2005	Maturity Date	Current Monthly Payment	Balance at March 31, 2006	Balance at December 31, 2005

Allstate	5.27%	5.27%	11/2012	55	12,500	12,500
Allstate	5.27%	5.27%	12/2012	79	18,000	18,000
Allstate	5.87%	5.87%	09/2009	29	6,000	6,000
Allstate	4.65%	4.65%	01/2010	87	22,500	22,500
Allstate (b)	9.25%	9.25%	12/2009	30	3,871	3,878
Allstate	4.70%	4.70%	10/2010	48	12,380	12,380
Allstate	5.19%	5.19%	08/2012	157	36,200	36,200
Archon Financial	4.88%	4.88%	01/2011	125	30,720	30,720
Bear, Stearns Funding, Inc.	6.03%	6.03%	07/2007	68	13,600	13,600
Bear, Stearns Funding, Inc.	6.60%	6.60%	03/2009	44	8,000	8,000
Bear, Stearns Funding, Inc.	5.01%	5.01%	04/2010	64	15,300	15,300
Bear, Stearns Funding, Inc.	5.14%	5.14%	04/2010	48	11,125	11,125
Bear, Stearns Funding, Inc.	5.17%	5.17%	04/2010	102	23,690	23,690
Bear, Stearns Funding, Inc.	4.11%	4.11%	06/2011	133	38,730	38,730
Bear, Stearns Funding, Inc.	5.01%	5.01%	10/2010	33	7,885	7,885
Berkshire Mortgage (b)	7.79%	7.79%	10/2007	87	13,425	13,480
Column Financial, Inc	7.00%	7.00%	11/2008	146	25,000	25,000
John Hancock Life Insurance (b)	7.65%	7.65%	01/2018	77	12,106	12,141
Key Bank	5.00%	5.00%	10/2010	31	7,500	7,500
LaSalle Bank N.A.	-	6.81%	-	-	-	7,833
LaSalle Bank N.A.	5.52%	5.52%	04/2010	62	13,550	13,550
LaSalle Bank N.A. (a)	4.86%	4.86%	12/2006	66	16,411	16,411
LaSalle Bank N.A.	4.88%	4.88%	11/2011	121	29,650	29,650
LaSalle Bank N.A.	6.81%	-	12/2010	44	7,833	-
LaSalle Bank N.A. (c)	6.03%	5.09%	04/2010	12	2,468	2,468
LaSalle Bank N.A. (c)	6.03%	5.09%	06/2010	14	2,732	2,732
LaSalle Bank N.A. (c)	6.04%	5.09%	06/2010	11	2,255	2,255
LaSalle Bank N.A.	6.03%	3.59%	04/2010	12	2,400	2,400
LaSalle Bank N.A. (a)	6.43%	5.89%	12/2006	109	20,383	21,287
LaSalle Bank N.A. (c)	6.43%	5.89%	12/2007	57	14,898	14,898
LaSalle Bank N.A.	6.03%	5.49%	07/2010	54	10,654	10,654
LaSalle Bank N.A. (c)	3.58%	3.93%	12/2014	18	6,200	6,200
LaSalle Bank N.A. (a)	6.38%	6.04%	12/2006	19	3,573	3,066
Lehman Brothers Holding, Inc.	6.36%	6.36%	10/2008	289	54,600	54,600
Metlife Insurance Company	4.71%	4.71%	12/2010	79	20,100	20,100
Midland Loan Serv. (b)	7.86%	7.86%	01/2008	31	4,709	4,729
Midland Loan Serv. (b)	5.17%	-	01/2014	80	18,492	-
Nomura Credit & Capital	5.02%	5.02%	08/2011	37	8,800	8,800
Principal Life Insurance	5.96%	5.96%	12/2008	55	11,000	11,000
Principal Life Insurance	5.25%	5.25%	10/2009	32	7,400	7,400
Principal Life Insurance	3.99%	3.99%	06/2010	109	32,930	32,930
Principal Real Estate Investors	5.29%	5.29%	12/2012	29	6,600	6,600
Woodmen of the World	6.75%	6.75%	06/2008	26	4,625	4,625

Mortgages Payable					$620,795	602,817

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006 (unaudited)

(In thousands, except per share data and square footage amounts)

(a)

Approximately $40,367 of the Company's mortgages payable mature during 2006.  The Company intends to replace these loans with new debt for terms of five years or longer at the market interest rate at the time the existing debt matures.

(b)	These loans require payments of principal and interest monthly; all other loans listed are interest only.

(c)	Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

(d)

As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994, issued by the Village of Skokie, Illinois.  The interest rate on these bonds floats and is reset weekly by a re-marketing agent.  The rate at March 31, 2006 was 3.58%.  The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding, paid annually.  In addition, the Company is required to pay a re-marketing fee of 0.125% per annum of the principal amount outstanding, paid quarterly, and a trustee fee of $500, also paid quarterly.

As of March 31, 2006, the required future principal payments on the Company's mortgages payable including its line of credit over the next five years and thereafter are as follows:

2006	40,803
2007	43,413
2008 (a)	229,655
2009	25,450
2010	195,494
Thereafter	210,980

Total	$745,795

(a)

Included in the debt maturing during 2008 is our line of credit with KeyBank N.A.

(8)     Line of Credit

On June 28, 2002, the Company entered into a $100,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years.  The funds from this line of credit are used to purchase additional investment properties.

On April 22, 2005, the Company completed a second amendment to this line of credit.  The aggregate commitment of the Company's line is $400,000 and matures on April 22, 2008.  The Company pays interest only on draws under the line at the rate equal to 120 – 160 basis points over LIBOR.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In conjunction with this amendment, the Company paid approximately $541 in fees and costs.  The outstanding balance on the line of credit was $125,000 as of March 31, 2006.

The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2006, the Company was in compliance with such covenants.

(9)     Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

As of March 31, 2006, 56 shares of common stock issued pursuant to employment agreements were outstanding, of which 11 have vested.  Additionally, the Company issued 26 shares pursuant to employment incentives of which 3 have vested.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of March 31, 2006 and December 31, 2005, options to purchase 29 shares of common stock, in each period, at exercise prices ranging from $9.05 to $10.45 per share were outstanding, respectively.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

The basic weighted average number of common shares outstanding were 67,489 and 67,065 for the three months ended March 31, 2006 and 2005, respectively.  The diluted weighted average number of common shares outstanding were 67,558 and 67,114 for the three months ended March 31, 2006 and 2005, respectively.

(10)     Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers.

As of March 31, 2006, an aggregate of 56 shares of the Company's common stock had been issued pursuant to agreements with certain of the Company's employees.  During the years ended December 31, 2005 and 2004, the Company issued 19 and 32 additional shares at a value of $15.18 and $12.93 per share, respectively, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the Company issued 5 shares at a value of $11 per share.  These 56 shares had an aggregate value of $762.  Additionally, during the years ended December 31, 2005 and 2004, the Company issued 26 shares pursuant to employment incentives for certain Company officers.  These shares were also issued at values of $15.18 and $12.93 per share, respectively, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  Compensation cost of $65 and $42 were recorded in connection with the issuance of these shares for the three months ended March 31, 2006 and 2005.

The officers also may receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company beginning January 1, 2003.  No additional shares were issued during the three months ended March 31, 2006.

(11)     Segment Reporting

The Company owns and acquires Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois, as well as, single-user properties located throughout the United States.  The Company currently owns investment properties located in Florida, Illinois, Indiana, Michigan, Minnesota, Missouri, Nebraska, Ohio, Tennessee and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006 (unaudited)

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

The property net operating income is summarized in the following table for the three months ended March 31, 2006 and 2005, along with reconciliation to income from continuing operations.  Net investment properties and other related segment assets, non-segment assets and total assets are also presented as of March 31, 2006 and 2005:

	Three months ended March 31, 2006	Three months ended March 31, 2005

Rental income	$31,754	31,720
Tenant recoveries	12,232	13,361
Total property operating expenses	(5,170)	(7,964)
Real estate tax expense	(8,285)	(8,054)

Property net operating income	30,531	29,063

Other income:
Straight-line rental income	29	(747)
Lease termination income	-	6,154
Other property income	113	169
Other income	1,017	380
Management fee income on unconsolidated joint ventures	659	281
Gain on continuing operations	492	-

Other expenses:
Bad debt expense	(304)	(355)
Depreciation and amortization	(10,715)	(9,440)
General and administrative expenses	(2,111)	(2,073)
Interest expense	(10,333)	(10,183)
Minority interest	(391)	(254)
Equity in earnings of unconsolidated joint ventures	1,097	990

Income from continuing operations	$10,084	13,985

Net investment properties and related assets, including discontinued operations	$1,140,745	1,164,576
Non-segment assets	121,450	97,560

Total assets	$1,262,195	1,262,136

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006 (unaudited)

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

(13) Subsequent Events

On April 17, 2006, the Company paid a cash distribution of $0.08 per share on the outstanding shares of its common stock to stockholders of record at the close of business on March 31, 2006.

On April 18, 2006, the Company announced that it had declared a cash distribution of $0.08 per share on the outstanding shares of its common stock.  This distribution will be paid on May 17, 2006 to stockholders of record at the close of business on May 1, 2006.

On April 27, 2006, the Company sold Sears Plaza, located in Montgomery, Illinois for $2,700.  In conjunction with this sale, the Company repaid indebtedness $1,653 secured by this property.  The buyer signed a $1,000 note and mortgage to the Company at a rate of 9%, interest only, due in 12 months.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  Examples of factors which could affect our performance are set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 6, 2006 under the heading "Risk Factors."

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

Additionally, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, we are now permitted to participate in certain activities that were previously prohibited in order to maintain its qualification as a REIT, so long as these activities are conducted in entities that elect to be treated as taxable subsidiaries under the Code, subject to certain limitations.  As such, we are subject to federal and state income taxes on the income from these activities.

Executive Summary

We are an owner/operator of Neighborhood Retail Centers (gross leasable areas ranging from 5,000 to 150,000 square feet) and Community Centers (gross leasable areas in excess of 150,000 square feet).  We are a self-administered REIT formed under Maryland law.  Our investment properties are located primarily within approximately 400 miles of our headquarters in Oak Brook, Illinois.  Additionally, we own and acquire single-user retail properties located throughout the United States.  We also may construct or develop properties or render services in connection with such development or construction.  As of March 31, 2006, we owned interests in 146 investment properties.

Essentially all of our revenues and cash flows are generated by collecting rental payments from our tenants.  Our goal is to continue increasing our revenues by acquiring additional investment properties and re-leasing those spaces that are vacant, or may become vacant, at more favorable rental rates.  We believe we have significant acquisition opportunities due to our reputation and our concentration of properties in the Chicago and Minneapolis-St. Paul metropolitan areas.  We will use cash provided by our Dividend Reinvestment Plan, proceeds from financings on previously unencumbered properties, draws on our line of credit and earnings we retain that are not distributed to our stockholders to continue purchasing additional investment properties.

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

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental measure to compare our performance and operations to other REIT's .  Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO in conjunction with our acquisition policy to determine investment capitalization strategy and we also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives received based on our performance.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.

We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance.  EBITDA is defined as earnings (losses) from continuing operations, calculated in accordance with U.S. GAAP, excluding: (1) interest expense; (2) income tax benefit or expenses; (3) depreciation and amortization.  By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and capital structure.  By excluding depreciation and amortization expense, we believe we can more accurately assess the performance of our portfolio.  Because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements, it does not reflect the amount of capital needed to maintain our properties nor does it reflect trends in interest costs due to changes in interest rates or increases in borrowing.  EBITDA should be considered only as a supplement to net earnings and may be calculated differently by other equity REITs.

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

Based on the above measures, we have historically performed relatively in-line with those in our peer group.

There are costs-and issues associated with re-leasing our properties, including:

•

length of time required to fill vacancies;

•

possibly re-leasing at rental rates lower than current market rates or the rate on the expiring lease;

•

leasing costs associated with the new lease such as leasing commissions and tenant improvement allowances; and

•

paying operating expenses without tenant reimbursements.

Strategies and Objectives

Our primary business objective is to enhance the performance and value of our investment properties through management strategies that address the needs of an evolving retail marketplace.  Our commitment to operating our centers efficiently and effectively is, we believe, a direct result of our expertise in the acquisition, development/re-development, either directly or through a joint venture, management and leasing of our properties.  We focus on the following areas in order to achieve our objectives:

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

Acquisitions and Dispositions

During the three months ended March 31, 2006 and the year ended December 31, 2005, we completed the following acquisitions and dispositions:

Acquisitions during the three months ended March 31, 2006:

•

Five investment properties, totaling approximately 1,103,000 square feet, for approximately $225,844 in the aggregate;

•

54 acres of vacant land through our joint venture with TMK Development, LTD for approximately $8,400;  in the aggregate and

•

Vacant parcel of land at Shakopee Valley Marketplace for approximately $848.

Dispositions during the three months ended March 31, 2006:

•

15 acres of vacant land through our joint venture with TMK Development, LTD; and

•

One investment property.

Total proceeds from these sales were approximately $3,545.

Acquisitions during the year ended December 31, 2005:

•

Six investment properties, totaling approximately 1,036,000 square feet for approximately $143,821.

Dispositions during the year ended December 31, 2005:

•

Three investment properties;

•

Partial sale of approximately 70,000 square feet at certain investment properties;

•

One acre of vacant land at an existing investment property; and

•

Six investment properties contributed to our joint ventures with NYSTRS and Tucker Development Corporation.

Total proceeds from these sales were approximately $69,134.

The acquisition price per square foot is higher in 2006 than it was in 2005.  We believe that this does not reflect a market trend, but reflects the acquisition of Algonquin Commons.  Algonquin Commons is a lifestyle center that was purchased for approximately $275 per square foot.  This price is significantly higher than the amount per square foot that we acquire other centers for, but is in-line with the average price for this type of center.

Critical Accounting Policies

General

A critical accounting policy is one that would materially affect our operating results or financial condition, and requires management to make estimates or judgments in certain circumstances.  We believe that our most critical accounting policies relate to how we value our investment properties and determine whether assets are held for sale, recognize rental income and lease termination income, our cost capitalization and depreciation policies and consolidation/equity accounting policies.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  U.S. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties that were taken into consideration upon the application of critical accounting policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and if necessary, we conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the three months ended March 31, 2006 and 2005.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as a component of amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of March 31, 2006 and December 31, 2005, we had not allocated any amounts to customer relationships.

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

Assets Held for Sale.  In determining whether to classify an asset as held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

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

Recognition of Rental Income and Tenant Recoveries.  Under U.S. GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as "straight-lining" rent, generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase to both deferred rent receivable and rental income in the accompanying consolidated statements of operations.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease to both deferred rent receivable and rental income in the accompanying consolidated statements of operations.  In accordance with Staff Accounting Bulletin 101, we defer recognition of contingent rental income, such as percentage/excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectibility of outstanding receivables.  Allowances are taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

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

In instances where we are not the primary beneficiary of a variable interest entity or we do not control the joint venture, we use the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations is reflected as equity in earnings of unconsolidated joint ventures on our consolidated statements of operations.  Additionally, our net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at March 31, 2006 and December 31, 2005 were $16,297 and $26,804, respectively.  See our discussion of the Statements of Cash Flows for a description of our cash activity during the three months ended March 31, 2006 and 2005.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  We believe that the risk is not significant as we do not anticipate the financial institutions' non-performance.

Income generated from our investment properties is the primary operating source from which we generate cash.  The table below presents lease payments to be received in the future from properties that we owned as of March 31, 2006.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), our draws on the line of credit with KeyBank N.A., proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  If necessary, such as for new acquisitions, we can generate cash flow by entering into financing arrangements or possible joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties, joint venture commitments and to repay draws on the line of credit.

Minimum lease payments under leases in place at March 31, 2006 to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2006	$126,426
2007	117,900
2008	105,537
2009	91,544
2010	78,425
Thereafter	398,883

Total	$918,715

As of March 31, 2006, we owned interests in146 investment properties.  Of the 146 investment properties owned, 22 are currently unencumbered by any indebtedness.  We generally limit our secured indebtedness to approximately 50% of the original purchase price, or current market value if higher, of the investment properties in the aggregate.  These 22 unencumbered investment properties were purchased for an aggregate purchase price of approximately $127,950 and would therefore yield at least $63,975 in additional cash from financing, using this standard.  Additionally, we generate cash by drawing down on our unsecured line of credit with KeyBank.  We have limited availability under this line, which may reduce our ability to borrow additional funds to purchase additional investment properties.  As of March 31, 2006, we had approximately $275,000 available for future borrowings under this line.  In the aggregate, all of our 146 investment properties are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $0.96 per share on an annual basis.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2010 and thereafter based on debt outstanding at March 31, 2006:

2006	40,803
2007	43,413
2008 (a)	229,655
2009	25,450
2010	195,494
Thereafter	210,980

Total	$745,795

(a)

Included in the debt maturing during 2008 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2006, we were in compliance with such covenants.

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005:

	2006	2005

Net cash provided by operating activities	$24,344	22,612

Net cash used in investing activities	$(74,133)	(28,802)

Net cash provided by (used in) financing activities	$39,282	11,815

Statements of Cash Flows

Cash provided by operating activities during the three months ended March 31, 2006 increased $1,732, as compared to the three months ended March 31, 2005, due primarily to cash flows from operations generated by properties acquired during 2006 and 2005, subsequent to the dates of their acquisitions and distributions received from the operations of our joint ventures.  This increase in cash is offset by a one-time lease termination fee in the amount of $6,100 from Dominick's Finer Food to terminate its lease at the Highland Park location received during the three months ended March 31, 2005.  This fee is included in lease termination income on our consolidated statements of operations for the three months ended March 31, 2005.

Net cash used in investing activities increased by $45,331 as we acquired four investment properties during the three months ended March 31, 2006 at a cost of $59,806 and generated $3,545 of disposition proceeds, as compared to the acquisition of three investment properties during the three months ended March 31, 2005 at a cost of $27,462.  Additionally, we invested approximately $12,800 for the purchase of one investment property in our joint venture.

Net cash provided by financing activities was $39,282 during the three months ended March 31, 2006, as compared to $11,815 during the three months ended March 31, 2005.  This increase is due primarily to an increase in proceeds received from our line of credit offset by a decrease in loan proceeds, net of loan payoffs, and the purchase of minority interest units at a cost of $4,699 during the three months ended March 31, 2006.

Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2006 and 2005, respectively.  At March 31, 2006, we had ownership interests in 28 single-user retail properties, 90 Neighborhood Retail Centers and 28 Community Centers.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same twelve month periods during each year.  A total of 125 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.5 million square feet.  A total of eight investment properties, those that have been acquired during the three months ended March 31, 2006 and the year ended December 31, 2005 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 76% of the square footage of our portfolio at March 31, 2006.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.

Net income available to common stockholders and net income available to common stockholder per common share for the three months ended March 31, 2006 and 2005 are summarized below:

	2006	2005

Net income available to common stockholders	$9,876	14,105

Net income available to common stockholders per common share, basic and diluted	$0.15	0.21

Weighted average number of common shares outstanding – basic	67,489	67,065

Weighted average number of common shares outstanding – diluted	67,558	67,114

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income, interest, depreciation, amortization and bad debt expense for the three months ended March 31, 2006 and 2005 along with reconciliation to income from continuing operations, calculated in accordance with U.S. GAAP.

	Three months ended March 31, 2006	Three months ended March 31, 2005
Rental and additional rental income:
"Same store" investment properties (125 properties, approximately 10.4 million square feet)	$41,846	42,847
"Other investment properties"	2,140	2,234

Total rental income and tenant recoveries	$43,986	45,081

Property operating expenses:
"Same store" investment properties (excluding interest, depreciation, amortization and bad debt expense)	$12,791	14,483
"Other investment properties"	664	1,535

Total property operating expenses	$13,455	16,018

Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	$29,055	28,364
"Other investment properties"	1,476	699

Total net operating income	$30,531	29,063

Reconciliation to income from continuing operations:
Other income:
Straight-line rental income	29	(747)
Lease termination income	-	6,154
Other property income	113	169
Other income	1,017	380
Management fee income from unconsolidated joint ventures	659	281
Gain on sale of investment properties	492	-

Other expenses:
Bad debt expense	(304)	(355)
Depreciation and amortization	(10,715)	(9,440)
General and administrative expenses	(2,111)	(2,073)
Interest expense	(10,333)	(10,183)
Minority interest	(391)	(254)
Equity in earnings of unconsolidated joint ventures	1,097	990

Income from continuing operations	$10,084	13,985

On a "same store" basis, (comparing the results of operations of the investment properties owned during the three months ended March 31, 2006 with the results of the same investment properties during the three months ended March 31, 2005), property net operating income increased by $691 with total rental income and tenant recoveries decreasing by $1,001 and total property operating expenses decreasing by $1,692.  Total rental income and tenant recoveries for the three months ended March 31, 2006 was $43,986, as compared to $45,081 for the three months ended March 31, 2005.  The decrease is primarily due to a decrease in recovery income recorded on common area maintenance expenses.  Recovery income decreased as a result of a decrease in certain expenses.

Total property operating expenses for the three months ended March 31, 2006 were $13,455, as compared to $16,018 for the three months ended March 31, 2005.  Property operating expenses decreased due in most part to decreases in common area maintenance, grounds maintenance and property insurance expense.

Lease termination income decreased for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.  During the three months ended March 31, 2005, we received $6,100 from Dominick's Finer Food to terminate its lease at the Highland Park location.

Other income increased for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.  This increase is due primarily to an increase in interest income on our mortgage receivable with Tri-Land Properties, Inc.  During the three months ended March 31, 2005, this amount was eliminated through the consolidation of our joint venture with Tri-Land Properties, Inc.  Additionally, the increase is due to an increase in dividends received on our investment in stock.

Fee income from unconsolidated joint ventures increased for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.  This fee income is derived from management, leasing and acquisition services provided to our unconsolidated joint ventures.  During the three months ended March 31, 2006, we earned an acquisition fee for the acquisition of Algonquin Commons by our joint venture with NYSTRS.

Joint Ventures

On June 30, 2005, we entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with Tri-Land Properties, Inc., dated February 1, 2001.  A wholly owned subsidiary of Tri-Land Properties, Inc. purchased our entire economic interest in this joint venture for $1,000 including additional interest and preferred returns.  This payment was made in the form of $500 in cash and the remaining $500 was funded through an increase in the outstanding mortgage loan balance.  We will continue to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  We agreed to lend Tri-Land Properties, Inc. up to $21,500.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid currently and the remaining 3% to be accrued, with no additional interest, and paid upon maturity.  Tri-Land Properties, Inc. has guaranteed $1,000 of this mortgage receivable.  As a result of the agreement, we re-evaluated the criteria for primary beneficiaries under FIN 46R and determined that we were no longer the primary beneficiary in this variable interest entity and therefore, deconsolidated the joint venture effective June 30, 2005.  We recorded a deferred gain of $3,193 on the sale of our equity investment, as we did not qualify for gain recognition due to the lack of initial investment and continuing involvement.  Such amounts are included in other liabilities on the accompanying consolidated balance sheets.

We formed a strategic joint venture with Tucker Development Corporation ("TDC") in 2005.  We contributed Park Avenue Centre to the joint venture as its capital contribution.  TDC will provide construction management, development supervision and leasing services.  During the period of joint ownership, operating proceeds from the property will be split equally, with the exception of debt service on the construction loan, which is paid using loan proceeds.  Our maximum commitment to this joint venture is $9,850 in cash, in addition to our contribution of the investment property to the venture.  As of March 31, 2006, the property is approximately 60% occupied by Staples and Sam's Wine and Spirits.  Following completion of the redevelopment, we have the option to purchase TDC's interest in the joint venture or the property can be sold to a third party with the proceeds from the sale split proportionately between each partner.

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

We entered into a strategic joint venture with TMK Development, LTD ("TMK") in 2005.  The joint venture acquired approximately 50 acres of vacant land on January 5, 2006 for approximately $8,400.  We funded this amount as our initial capital contribution to the joint venture.  Additionally, the joint venture sold, to a third party, approximately 16 acres of this land for development into residential property for approximately $2,800.  In connection with this sale, the joint venture recorded a gain on sale of approximately $391.  The joint venture expects to sell approximately 26 acres of the remaining land to Wal-Mart for construction of a Super Wal-Mart store.  The remaining 13 acres of land will remain with the venture and will be developed for retail use.  The joint venture expects to construct several stand-alone outlots.  The venture will either sign ground leases with the future tenants or will sell the land to the prospective tenants.  The joint venture expects to build at least one multi-tenant building, which may be retained by us and held as an investment property.  TMK will provide construction management, development supervision and some leasing services.  We formed a taxable REIT subsidiary ("TRS") to be a partner in this joint venture due to the nature and timing of the land sales.  The profits and losses of this venture are split 40% to the Company and 60% to TMK.  In conjunction with the sale of land, the TRS recorded a federal and state corporate income tax liability of approximately $53.  As of March 31, 2006, we have made capital contributions totaling $5,900 to this joint venture.

In accordance with FIN 46R, we have evaluated this joint venture and determined that we are the primary beneficiary in this variable interest entity.  As a result, we consolidated the accounts of the joint venture with our financial statements for financial reporting purposes.

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

We formed a strategic joint venture with an affiliate of Crow Holdings Managers, LLC in 2004.  Through a partial sale of the 97,535 square foot Hastings Marketplace, each entity acquired a 50% ownership interest in the venture, which owns the property located in Hastings, Minnesota.  Hastings Marketplace is anchored by a Cub Foods grocery store and was acquired for $13,200 by the venture.  We are the managing member of the venture and earn fees for providing property management and leasing services to the venture.  We only recognize our share of the management fee income in the accompanying consolidated statements of operations.  We determined that the venture is not a variable interest entity and accounts for our interest in the venture using the equity method of accounting as we have significant influence over, but not control of, the major operating and financial policies of the joint venture.  We share equally in the profits and losses of the joint venture, which are reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations.

We formed a strategic joint venture with the New York State Teachers' Retirement System ("NYSTRS") in 2004.  The joint venture was formed to initially acquire eight Neighborhood Retail Centers and Community Centers located in the Chicago and Minneapolis areas.  During 2005, we completed our initial contribution of eight properties, with an approximate fair value of $174,000 and an approximate net equity value of $100,000.  As of December 31, 2005, NYSTRS had contributed approximately $47,000 for these eight properties.  Both NYSTRS and we have committed to contribute, subject to satisfying certain conditions, such as lender consents, an additional $100,000 for future acquisitions, for a total commitment of approximately $200,000.  The joint venture anticipates acquiring up to an additional $400,000 of Neighborhood Retail Centers and Community Centers located in the targeted markets of Illinois, Wisconsin and Minnesota.  During the three months ended March 31, 2006 and the year ended December 31, 2005, the joint venture acquired four additional investment properties as part of this commitment.  The total equity contribution from each partner is approximately $107,800.  The joint venture will acquire additional assets using leverage consistent with its existing business plan, of 50% of the original purchase price, or current market value if higher, through October 2006 to achieve its investment objectives.  We are the managing member of the venture and earn fees for providing property management and leasing services to the venture.  We only recognize our share of the fee income in the accompanying consolidated statements of operations.  The profits and losses of the joint venture are shared equally between NYSTRS and us, except for the interest earned on the initial invested funds, of which we are allocated 95%.

The operations of the properties we contributed are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  We determined that the venture is not a variable interest entity and account for our interest in the venture using the equity method of accounting as we have significant influence over, but not control of, the major operating and financial policies of the joint venture.  We share equally in the profits and losses of the joint venture, which are reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations  The difference between our investment in the joint venture and the amount of the underlying equity in net assets of the joint venture is due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over the depreciable lives of the joint venture's property assets.  During the three months ended March 31, 2006 and 2005, the Company recorded $340 and $377, respectively of amortization of this basis difference.

Non-GAAP Financial Measures

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental measure to compare our performance and operations to other REIT's .  Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO in conjunction with our acquisition policy to determine investment capitalization strategy and we also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives received based on our performance.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.  The following table reflects our FFO for the periods presented, reconciled to net income available to common stockholders for these periods:

	Three months ended March 31, 2006	Three months ended March 31, 2005

Net income available to common stockholders	$9,876	14,105
(Gain) loss on sale of investment properties, net of minority interest	(61)	-
Gain on non-operating property, net of minority interest	157	-
Equity in depreciation of unconsolidated joint ventures	1,770	705
Amortization on in-place lease intangibles	732	598
Amortization on leasing commissions	195	155
Depreciation, net of minority interest	9,533	8,449

Funds From Operations	$22,202	24,012

Net income available to common stockholders per common share, basic and diluted	$0.15	0.21

Funds From Operations per common share, basic and diluted	$0.33	0.36

Weighted average number of common shares outstanding, basic	67,489	67,065

Weighted average number of common shares outstanding, diluted	67,558	67,114

We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance.  EBITDA is defined as earnings (losses) from operations excluding: (1) interest expense; (2) income tax benefit or expenses; (3) depreciation and amortization.  By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and capital structure.  By excluding depreciation and amortization expense, we believe we can more accurately assess the performance of our portfolio.  Because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements, it does not reflect the amount of capital needed to maintain our properties nor does it reflect trends in interest costs due to changes in interest rates or increases in borrowing.  EBITDA should be considered only as a supplement to net earnings and may be calculated differently by other equity REITs.  The following table reflects our EBITDA for the periods presented, reconciled to income from continuing operations for these periods:

	Three months ended March 31, 2006	Three months ended March 31, 2005

Income from continuing operations	$10,084	13,985
Gain from operations	(257)	-
Income (loss) from discontinued operations	(13)	120
Interest expense	10,145	10,183
Interest expense associated with discontinued operations	9	37
Interest expense associated with unconsolidated joint ventures	1,385	495
Depreciation and amortization	10,496	9,439
Depreciation and amortization associated with discontinued operations	35	3
Depreciation and amortization associated with unconsolidated joint ventures	1,778	707

EBITDA	$33,662	34,969

Total interest expense	$11,539	10,715

EBITDA: Interest expense coverage ratio	2.9 x	3.3 x

The following table lists the approximate physical occupancy levels for our investment properties as of the end of each quarter during 2006 and 2005.  N/A indicates we did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Algonquin Commons I, Algonquin, IL	560,433	N/A	N/A	N/A	N/A	85 (c)
22nd St. Plaza Outlot, Oakbrook Terrace, IL	10,052	65	65	99	99	99
Ameritech, Joliet, IL	4,504	100	100	100	100	100
Aurora Commons, Aurora, IL	126,908	98	98	98	98	98
Bakers Shoes, Chicago, IL	20,000	100	100	100	100	100
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100
Baytowne Square, Champaign, IL	118,842	99	99	99	98	98
Bergen Plaza, Oakdale, MN	272,233	98	98	98	97	94 (a)
Berwyn Plaza, Berwyn, IL	18,138	26	21	95	21	100
Big Lake Town Square, Big Lake, MN	63,844	N/A	N/A	N/A	N/A	100
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	91	91	91	94	94
Burnsville Crossing, Burnsville, MN	91,015	99	99	99	99	99
Butera Market, Naperville, IL	67,632	100	100	100	100	100
Byerly's Burnsville, Burnsville, MN	72,365	100	96	96	96	96 (a)
Carmax, Schaumburg, IL	93,333	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	93	96	96	96	96
Chatham Ridge, Chicago, IL	175,774	94	93	93	99	99 (c)
Chestnut Court, Darien, IL	170,027	89	99	99	99	99
Circuit City, Traverse City, MI	21,337	0	0	0	0	0 (a)
Cliff Lake Centre, Eagan, MN	73,582	96	96	96	100	95
Cobblers Crossing, Elgin, IL	102,643	96	100	100	94	92 (a)(c)
Crystal Point, Crystal Lake, IL	339,898	100	100	95	100	100
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0	0	0	0	0 (a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0 (a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100
Cub Foods, Arden Hills, MN	68,442	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	98	98	100	100	100
Deer Trace II, Kohler, WI	24,410	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Disney, Celebration, FL	166,131	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100
Dominick's, Hammond, IN	71,313	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	0	0	0	0	0
Downers Grove Mkt, Downers Grove, IL	104,449	99	99	99	100	100
Eastgate Shopping Center, Lombard, IL	131,601	93	89	91	84	84
Eckerd Drug, Chattanooga, TN	10,908	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	97	97	93	99	97 (a)
Elmhurst City Center, Elmhurst, IL	39,090	97	97	100	100	100
Fashion Square, Skokie, IL	84,580	96	96	96	96	92
Fashion Square II, Skokie, IL	7,151	100	100	100	100	100
Forest Lake Marketplace, Forest Lake, MN	93,853	98	98	98	100	100 (c)
Four Flaggs, Niles, IL	306,661	98	99	99	99	85 (a)
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	100	96	96	96	100
Goodyear, Montgomery, IL	12,903	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	100	100
Greentree Center, Caledonia, WI	153,268	93	94	94	94	94 (b)
Greentree Outlot, Caledonia, WI	6,000	100	100	100	100	100
Hartford Plaza, Naperville, IL	43,762	97	100	100	95	95 (a)
Hastings Marketplace, Hastings, MN	97,535	96	97	100	100	99 (a)(c)
Hawthorn Village, Vernon Hills, IL	98,806	98	98	96	96	96
Hickory Creek Market, Frankfort, IL	55,831	94	89	89	89	89
High Point Center, Madison, WI	86,004	88	90	94	94	88 (a)
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100
Home Goods Store, Coon Rapids, MN	25,145	N/A	N/A	N/A	100	100
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	100
Honey Creek Commons, Terra Haute, IN	169,800	N/A	N/A	N/A	N/A	81 (b)
Iroquois Center, Naperville, IL	140,981	65	98	100	99	98 (a)
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	79	79	100	79	100
Lake Park Plaza, Michigan City, IN	229,639	74	74	74	72	72 (a)
Lansing Square, Lansing, IL	233,508	89	89	99	89	89
	Gross
	Leasable
	Area	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Mallard Crossing, Elk Grove Village, IL	82,929	100	100	100	100	100
Mankato Heights, Mankato, MN	139,916	100	100	97	97	97
Maple Grove Retail, Maple Grove, MN	79,130	97	97	97	97	97
Maple Park Place, Bolingbrook, IL	227,795	97	97	97	97	97
Maple Plaza, Downers Grove, IL	31,196	100	95	95	95	95
Mapleview, Grayslake, IL	115,038	95	95	95	93	92 (c)
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100 (c)
Medina Marketplace, Medina, OH	72,781	100	100	100	100	100
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	16,803	100	100	96	100	100
Nantucket Square, Schaumburg, IL	56,981	74	74	69	94	92
Naper West, Naperville, IL	164,812	88	89	95	89	89
Naper West Ph II, Naperville, IL	50,000	73	73	73	73	73
Niles Shopping Center, Niles, IL	26,109	83	71	71	99	99
Northgate Center, Sheboygan, WI	73,647	N/A	95	95	95	96
Oak Forest Commons, Oak Forest, IL	108,330	32	32	32	31	98 (a)
Oak Forest Commons III, Oak Forest, IL	7,424	88	88	76	76	76 (a)
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	100	96	94	92	58 (a)
Orland Park Place, Orland Park, IL	599,664	N/A	87	86	93	87 (b)(c)
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100
Park Avenue Center, Highland Park, IL	71,442	0	0	0	29	61 (c)
Park Center Plaza, Tinley Park, IL	194,599	98	98	99	97	97 (a)
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	100
Park Square, Brooklyn Park, MN	137,116	38	46	38	50	50
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	97	98	98	98	98
Plymouth Collection, Plymouth, MN	45,915	100	100	100	100	100
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	100	100	100	97	99
Randall Square, Geneva, IL	216,485	99	100	99	100	99 (c)
Regal Showplace, Crystal Lake, IL	94,860	96	96	96	96	96 (c)
Regency Point, Lockport, IL	54,841	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	100
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	94	92	92	97	98
River Square Center, Naperville, IL	58,260	92	97	97	100	92 (a)
Rivertree Court, Vernon Hills, IL	298,862	98	97	99	99	97 (a)
Rochester Marketplace, Rochester, MN	70,213	91	91	54	54	61
Rose Naper Plaza East, Naperville, IL	11,658	100	100	100	100	100
Rose Naper Plaza West, Naperville, IL	14,335	100	100	100	89	89 (a)
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100
Roundy’s, Waupaca, WI	63,780	N/A	N/A	N/A	N/A	100
Salem Square, Countryside, IL	112,310	100	100	100	100	100
Schaumburg Plaza, Schaumburg, IL	61,485	91	91	91	91	91
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	100	100	100
Sears, Montgomery, IL	34,300	100	96	37	37	37
Shakopee Valley, Shakopee, MN	146,430	100	100	100	100	100
Shannon Square Shoppes, Arden Hills, MN	29,196	100	100	100	100	100
Shingle Creek, Brooklyn Center, MN	39,456	85	85	73	73	73
Shoppes of Mill Creek, Palos Park, IL	102,422	100	100	100	99	99 (c)
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	18	18	16	16	16
Shops at Grayhawk, Omaha, NB	227,350	N/A	N/A	N/A	N/A	100
Shops at Orchard Place, Skokie, IL	165,141	90	90	88	98	97
Six Corners, Chicago, IL	80,650	72	97	97	97	95
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	89	92	92	92	97
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100
St. James Crossing, Westmont, IL	49,994	92	90	95	98	83 (a)
Staples, Freeport, IL	24,049	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	98	95	95	95	95
Terramere Plaza, Arlington Heights, IL	40,965	79	75	87	77	74 (a)
Thatcher Woods, River Grove, IL	193,313	98	98	98	98	98 (c)
Townes Crossing, Oswego, IL	105,989	100	100	100	100	97
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100
University Crossing, Mishawaka, IN	136,430	99	99	100	100	100
V. Richard's Plaza, Brookfield, WI	107,952	97	96	98	98	98
Village Ten Center, Coon Rapids, MN	211,568	98	98	98	98	98
	Gross
	Leasable
	Area	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Walgreens, Decatur, IL	13,500	100	0	0	0	0 (a)
Walgreens, Jennings, MO	15,120	100	100	100	100	100
Wauconda Shopping Ctr, Wauconda, IL	31,357	100	100	100	100	100
West River Crossing, Joliet, IL	32,452	96	100	100	100	96
Western and Howard, Chicago, IL	11,974	100	100	100	83	83
Wilson Plaza, Batavia, IL	11,160	88	88	88	88	88
Winnetka Commons, New Hope, MN	42,415	89	86	86	78	81 (a)
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100	100	100	100	100
Woodfield Comm E/W, Schaumburg, IL	207,452	92	93	93	90	99 (a)(c)
Woodfield Plaza, Schaumburg, IL	177,160	94	100	97	94	97
Woodland Commons, Buffalo Grove, IL	170,398	97	98	96	97	96 (a)
Woodland Heights, Streamwood, IL	120,436	90	90	93	93	97
	13,965,758

(a)

We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 58% to 100% at March 31, 2006 for each of these centers.

(b)

We, from time to time, receive payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  U.S. GAAP requires us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of March 31, 2006, the Company had three investment properties, Greentree Center, located in Caledonia, Wisconsin; Honey Creek Commons, located in Terra Haute, Indiana; and Orland Park Place I & II, located in Orland Park, Illinois subject to master lease agreements.

(c)

These properties are owned through joint ventures.  See footnote 3 to the financial statements for further information regarding our joint ventures.

Subsequent Events

On April 17, 2006, we paid a cash distribution of $0.08 per share on the outstanding shares of our common stock to stockholders of record at the close of business on March 31, 2006.

On April 18, 2006, we announced that we had declared a cash distribution of $0.08 per share on the outstanding shares of our common stock.  This distribution will be paid on May 17, 2006 to stockholders of record at the close of business on May 1, 2006.

On April 27, 2006, we sold Montgomery Sears Plaza, located in Montgomery, Illinois for $2,700.  In conjunction with this sale, we repaid indebtedness $1,653 secured by this property.  The buyer signed a $1,000 note and mortgage to the Company at a rate of 9%, interest only, due in 12 months.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2006 we had no material derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will generally enter into derivative transactions that satisfy the aforementioned criteria only.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 and thereafter, based on debt outstanding at March 31, 2006 and weighted average interest rates for the debt maturing in each specified period.

	2006	2007	2008	2009	2010	Thereafter

Fixed rate debt	16,847	28,515	104,655	25,450	167,152	204,780
Weighted average interest rate	4.86%	6.90%	6.56%	6.44%	4.77%	5.05%

Variable rate debt	23,956	14,898	125,000	-	28,342	6,200
Weighted average interest rate	6.42%	6.43%	6.01%	-	6.25%	3.58%

The table above does not reflect indebtedness incurred after March 31, 2006.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages is estimated to be $198,396 for mortgages which bear interest at variable rates and $537,410 for mortgages which bear interest at fixed rates.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At March 31, 2006, approximately $73,396, or 11.82%, of our mortgages payable have variable interest rates averaging 5.80%.  An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $46.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of March 31, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

Not Applicable.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

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

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

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

INLAND REAL ESTATE CORPORATION

/s/ ROBERT D. PARKS

By:	Robert D. Parks
President, Chief Executive Officer and Director
Date:	May 10, 2006

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	May 10, 2006