Form 10-Q
period 2006-06-30
INLAND REAL ESTATE CORP
filed 2006-08-08
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check One):  Large accelerated filer ☒ Accelerated filer ❑ Non-accelerated filer ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ❑ No ☒

As of August 7, 2006, there were 67,710,749 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(In thousands except per share data)

Assets

	June 30, 2006 (unaudited)	December 31, 2005
Investment properties:
Land	$341,893	317,604
Construction in progress	-	821
Building and improvements	932,006	878,614

	1,273,899	1,197,039
Less accumulated depreciation	204,199	188,483

Net investment properties	1,069,700	1,008,556

Cash and cash equivalents	12,607	26,804
Investment in securities (net of an unrealized loss of $118 and an unrealized gain of $293 at June 30, 2006 and December 31, 2005, respectively)	18,791	19,133
Restricted cash	6,942	4,049
Accounts and rents receivable (net of provision for doubtful accounts of $2,285 and $2,798 at June 30, 2006 and December 31, 2005, respectively)	34,221	31,742
Mortgage receivable	12,865	11,406
Investment in and advances to joint ventures	65,177	52,889
Deposits and other assets	2,635	2,959
Acquired above market lease intangibles (net of accumulated amortization of $2,112 and $1,856 at June 30, 2006 and December 31, 2005, respectively)	3,632	3,831
Acquired in-place lease intangibles (net of accumulated amortization of $5,857 and $4,395 at June 30, 2006 and December 31, 2005, respectively)	24,933	19,942
Leasing fees (net of accumulated amortization of $1,614 and $1,387 at June 30, 2006 and December 31, 2005, respectively)	3,014	2,795
Loan fees (net of accumulated amortization of $3,411 and $2,735 at June 30, 2006 and December 31, 2005, respectively)	4,969	4,893

Total assets	$1,259,486	1,188,999

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets (continued)
June 30, 2006 and December 31, 2005
(In thousands except per share data)

Liabilities and Stockholders' Equity

	June 30, 2006 (unaudited)	December 31, 2005
Liabilities:
Accounts payable and accrued expenses	$3,611	4,560
Acquired below market lease intangibles (net of accumulated amortization of $3,812 and $3,216 at June 30, 2006 and December 31, 2005, respectively)	6,902	7,477
Accrued interest	2,932	2,426
Accrued real estate taxes	24,488	22,946
Distributions payable	5,415	5,401
Security and other deposits	2,481	2,423
Mortgages payable	635,633	602,817
Line of credit	115,000	65,000
Prepaid rents and unearned income	3,504	2,752
Other liabilities	12,354	12,631

Total liabilities	812,320	728,433

Minority interest	13,396	18,748

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at June 30, 2006 and December 31, 2005	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 67,673 and 67,502 Shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	677	675
Additional paid-in capital (net of offering costs of $58,816)	652,475	649,797
Accumulated distributions in excess of net income	(219,264)	(208,947)
Accumulated other comprehensive income (loss)	(118)	293

Total stockholders' equity	433,770	441,818

Commitments and contingencies

Total liabilities and stockholders' equity	$1,259,486	1,188,999

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three and six months ended June 30, 2006 and 2005 (unaudited)
(In thousands except per share data)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Revenues:
Rental income	$32,780	33,384	64,500	64,219
Tenant recoveries	12,167	11,220	24,395	24,547
Lease termination income	122	113	122	6,267
Other property income	138	251	250	420

Total revenues	45,207	44,968	89,267	95,453

Expenses:
Property operating expenses	4,843	4,280	9,996	12,183
Real estate tax expense	8,066	7,554	16,333	15,591
Bad debt expense	219	376	531	732
Depreciation and amortization	10,147	11,095	20,832	20,505
General and administrative expenses	2,835	2,090	4,946	4,164

Total expenses	26,110	25,395	52,638	53,175

Operating income	19,097	19,573	36,629	42,278

Other income	893	469	1,909	849
Fee income from unconsolidated joint ventures	430	646	1,089	927
Gain (loss) on sale of investment properties	-	(155)	492	(155)
Interest expense	(11,077)	(10,755)	(21,384)	(20,910)
Minority interest	(226)	(178)	(616)	(432)
Equity in earnings of unconsolidated joint ventures	768	943	1,865	1,933

Income from continuing operations	9,885	10,543	19,984	24,490

Discontinued operations:
Income from discontinued operations (including gain on sale of investment properties of $2,329 and $219 for the three months ended June 30, 2006 and 2005, respectively and $2,134 and $219 for the six months ended June 30, 2006 and 2005)	2,357	189	2,134	346

Net income available to common stockholders	12,242	10,732	22,118	24,836

Other comprehensive income:
Unrealized gain (loss) on investment securities	(212)	170	(411)	(71)

Comprehensive income	$12,030	10,902	21,707	24,765

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three and six months ended June 30, 2006 and 2005 (unaudited)
(In thousands except per share data)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005

Basic and diluted earnings available to common shares per weighted average common share:

Income from continuing operations	$0.15	0.16	0.30	0.36
Discontinued operations	0.03	-	0.03	0.01

Net income available to common stockholders per weighted average common share – basic and diluted	$0.18	0.16	0.33	0.37

Weighted average number of common shares outstanding – basic	67,574	67,202	67,527	67,133

Weighted average number of common shares outstanding – diluted	67,643	67,251	67,595	67,182

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statement of Stockholders' Equity
For the six months ended June 30, 2006
(Dollars in thousands, except per share data)
(unaudited)

Six months ended June 30, 2006
Number of shares
Balance at beginning of period	67,502
Shares issued from DRP	171
Balance at end of period	67,673

Common Stock
Balance at beginning of period	$675
Proceeds from DRP	2
Balance at end of period	677

Additional Paid-in capital
Balance at beginning of period	649,797
Amortization of stock compensation	118
Proceeds from DRP	2,560
Balance at end of period	652,475

Accumulated distributions in excess of net income
Balance at beginning of period	(208,947)
Net income available to common stockholders	22,118
Distributions declared ($0.48 per common share outstanding)	(32,435)
Balance at end of period	(219,264)

Accumulated other comprehensive income
Balance at beginning of period	293
Other comprehensive loss	(411)
Balance at end of period	(118)

Total stockholders’ equity	$433,770

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2006 and 2005 (unaudited)
(In thousands)

	Six months ended June 30, 2006	Six months ended June 30, 2005

Cash flows from operating activities:
Net income	$22,118	24,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,832	20,505
Non-cash charges associated with discontinued operations	78	316
Amortization of deferred stock compensation	118	72
Amortization on acquired above market lease intangibles	371	502
Amortization on acquired below market lease intangibles	(715)	(1,025)
Net gain on sale of investment properties	(2,626)	(64)
Minority interest	616	432
Equity in earnings from unconsolidated ventures	(1,865)	(1,933)
Mortgage receivable	(460)	-
Straight line rental income	(243)	302
Provision for doubtful accounts	(469)	153
Amortization on unamortized loan fees	614	953
Distributions from unconsolidated joint ventures	3,569	880
Changes in assets and liabilities:
Restricted cash	(96)	(1,778)
Accounts and rents receivable	(1,937)	(1,338)
Deposits and other assets	350	841
Accounts payable and accrued expenses	(691)	352
Accrued interest payable	506	334
Accrued real estate taxes	1,542	(121)
Security and other deposits	58	151
Prepaid rents and unearned income	752	129

Net cash provided by operating activities	$42,422	44,499

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2006 and 2005 (unaudited)
(In thousands)

	Six months ended June 30, 2006	Six months ended June 30, 2005
Cash flows from investing activities:
Restricted cash	$(2,797)	1,144
Proceeds from sale of interest in joint venture	-	500
Escrows held for others	(73)	(61)
Other liabilities	(552)	-
Purchase of investment securities	(1,054)	(3,686)
Sale of investment securities	986	1,324
Additions to investment properties, net of amounts payable	(16,155)	(8,979)
Rental income under master lease agreements	(44)	48
Purchase of investment properties	(53,790)	(71,231)
Purchase of furniture, fixtures and equipment	(33)	-
Acquired above market lease intangibles	(172)	(132)
Acquired in place lease intangibles	(6,489)	(8,997)
Acquired below market lease intangibles	140	2,666
Distributions from unconsolidated joint ventures	1,423	6,064
Proceeds from sale of investment property, net	9,146	47,249
Construction in progress	821	(250)
Investment in unconsolidated joint ventures	(15,068)	(5)
Leasing fees	(593)	(695)

Net cash used in investing activities	(84,304)	(35,041)

Cash flows from financing activities:
Proceeds from the DRP	2,562	3,042
Proceeds from exercise of options	-	78
Repurchase of shares	-	(19)
Loan proceeds	25,004	50,453
Net proceeds from unsecured line of credit	50,000	55,000
Loan fees	(762)	(1,736)
Purchase of minority interest units	(5,160)	-
Distributions paid	(33,228)	(32,823)
Payoff of debt	(10,382)	(38,620)
Principal payments of debt	(349)	(389)

Net cash provided by financing activities	27,685	34,986

Net increase (decrease) in cash and cash equivalents	(14,197)	44,444

Cash and cash equivalents at beginning of period	26,804	35,508

Cash and cash equivalents at end of period	$12,607	79,952

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2006 and 2005 (unaudited)
(In thousands)

	Six months ended June 30, 2006	Six months ended June 30, 2005

Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties	$(72,333)	142,538
Assumption of mortgage debt	18,543	(61,625)

	$(53,790)	80,913

Contribution of properties and other assets, net of accumulated depreciation	$-	37,782
Debt associated with contribution of properties	-	(16,789)

	$-	20,993

Deferred gain on sale of interest in joint venture	$-	3,193

Distributions payable	$5,415	5,542

Cash paid for interest	$20,400	19,737

Impact of adoption and re-evaluation of FIN 46:

Assets:
Land, building and improvements and construction in progress, net	-	(9,281)
Other assets	-	(480)

Total assets	$-	(9,761)

Total liabilities and equity	$-	(9,761)

Investment in and advances to joint ventures at January 1, 2006 and 2005	$-	-

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the "Company") for the year ended December 31, 2005, which are included in the Company's 2005 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

(1) Organization and Basis of Accounting

The Company was formed on May 12, 1994.  The Company, collectively with its consolidated entities, is a publicly held real estate investment trust ("REIT") that owns, operates and develops (directly or through its unconsolidated entities) retail shopping centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois.

The Company has qualified as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") for federal income tax purposes commencing with the tax year ending December 31, 1995.  So long as the Company qualifies for treatment as a REIT, it generally will not be subject to federal income tax to the extent it meets the requirements of the tests imposed by the Code.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Additionally, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is permitted to participate in certain activities that were previously prohibited in order to maintain its qualification as a REIT, so long as these activities are conducted in entities that elect to be treated as taxable REIT subsidiaries ("TRS") under the Code, subject to certain limitations.  As such, the TRS is subject to federal and state income taxes on the income from these activities.

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

The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  The Company maintains its cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions' non-performance.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006 (unaudited)
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

The Company capitalizes interest costs related to construction in progress and considers both interest paid on debt obtained to fund the project and the interest cost incurred during this period that could have been avoided.  The Company has recorded approximately $93 of capitalized interest related to its joint venture with Tucker Development Corporation for the six months ended June 30, 2006.

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the six months ended June 30, 2006 and 2005.

Leasing fees are amortized on a straight-line basis over the life of the related lease.  Loan fees are amortized on a straight-line basis over the life of the related loan.

Offering costs are offset against the stockholders' equity accounts.  Offering costs consist principally of printing, selling and registration costs.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of June 30, 2006 and December 31, 2005, the Company held letters of credit for tenant security deposits totaling approximately $429 for each period.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006 (unaudited)
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

As of June 30, 2006 and 2005, the Company had no material derivative instruments.  The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument.  The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose the Company to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instruments.  If a derivative terminates or is sold, the gain or loss is recognized.  The Company will generally enter into derivative transactions that satisfy the aforementioned criteria only.

Recent Accounting Principles

In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 "Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights."  This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners' ownership interest in the limited partnership.  The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights.  Whether the presumption of control is overcome is a matter of judgement based on the facts and circumstances, for which the consensus provides additional guidance.  This consensus is currently applicable to the Company for new or modified partnerships, and is applicable to existing partnerships in 2006.  This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership.  Adoption did not have a material effect on the Company's consolidated financial statements.

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

Investment in securities at June 30, 2006 and 2005 are classified as available-for-sale securities.  Available-for sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are calculated using the first in first out ("FIFO") method of accounting.  Dividend income is recognized when received.  The Company acquires stock on margin.  The margin loan is subject to its terms and conditions.  At June 30, 2006 and December 31, 2005 the loan balances were $8,690 and $9,242, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

Sales of investment securities available-for-sale during the six months ended June 30, 2006 and 2005 resulted in gains on sale of $40 and $26, respectively.  These gains are included in other income in the accompanying consolidated statements of operations.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006 were as follows:

Less than 12 months	12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT stock	$6,624	(236)	1,021	(49)	7,645	(285)

Non-REIT stock	$3,915	(349)	745	(110)	4,660	(459)

(3)     Unconsolidated Joint Ventures

Unconsolidated joint ventures are those where the Company is not the primary beneficiary of a variable interest entity or does not have substantial influence over or control the entity.  The Company accounts for its interest in these ventures using the equity method of accounting.  Pertinent information related to these ventures is summarized in the following table.

Venture Partner	Company's Ownership Percentage	June 30, 2006	December 31, 2005

Crow Holdings Managers, LLC	50.0%	$1,384	1,480
New York State Teachers' Retirement System	50.0%	62,223	51,409
North American Real Estate, Inc.	45.0%	1,570	-

Investment in and advances to unconsolidated joint ventures		$65,177	52,889

The Company's proportionate share of the earnings or losses related to these ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes only its share of these fees in the accompanying consolidated statements of operations.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  Differences between the Company's investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the six months ended June 30, 2006 and 2005, the Company recorded $683 and $714, respectively, of amortization of this basis difference.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

Summarized financial information for the unconsolidated joint ventures is as follows:

	June 30, 2006	December 31, 2005
Balance Sheet:

Assets:
Investment in real estate, net	$422,864	264,861
Other assets	81,428	83,709

Total assets	$504,292	348,570

Liabilities:
Mortgage payable	$274,669	158,799
Other liabilities	25,259	22,944

Total liabilities	299,928	181,743

Total equity	204,364	166,827

Total liabilities and equity	$504,292	348,570

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Statement of Operations:

Total revenues	$14,232	6,428	26,326	12,005
Total expenses	(13,382)	(5,474)	(24,035)	(10,058)

Income from continuing operations	$850	954	2,291	1,947

Inland’s pro rata share	$425	607	1,183	1,219

(4)     Mortgages Receivable

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with a wholly owned subsidiary of Tri-Land Properties, Inc., dated February 1, 2001.  The Company will continue to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The Company agreed to lend Tri-Land Properties, Inc. up to $21,500.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid currently and the remaining 3% to be accrued, with no additional interest, and paid upon maturity.  The loan matures on June 30, 2008.  As of June 30, 2006, the balance of this mortgage receivable was $11,865.  Tri-Land Properties, Inc. has guaranteed $1,000 of this mortgage receivable.  The Company recorded a deferred gain of $3,193 on the sale of its equity investment related to the previous joint venture agreement, as it did not qualify for gain recognition due to the lack of initial investment and continuing involvement.  Such amounts are included in other liabilities on the accompanying consolidated balance sheets.

In conjunction with the sale of Sears Plaza in Montgomery, Illinois, the Company gave a purchase money mortgage to the buyer in the amount of $1,000.  The buyer is required to pay interest only on a monthly basis at a rate of 9.0% per annum.  The balance of the mortgage, and any unpaid interest, are to be paid on May 1, 2007.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

(5)     Transactions with Related Parties

During the six months ended June 30, 2006 and 2005, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing from, or through, affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $50 per hour.  The Company continues to purchase these services from The Inland Group, Inc. and its affiliates and for the six months ended June 30, 2006 and 2005, these expenses, totaling $383 and $385, respectively, are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the six months ended June 30, 2006 and 2005 were $170 and $124, respectively, and are also included in general and administrative expenses.  The Inland Group, Inc., through affiliates, owns approximately 9.5% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc. or its affiliates.

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with a wholly owned subsidiary of Tri-Land Properties, Inc., dated February 1, 2001.  The Company agreed to lend Tri-Land Properties, Inc. up to $21,500 for the development of the Century Consumer Mall in Merrillville, Indiana.  Richard Dube, the brother-in-law of Mr. Daniel Goodwin, the Company's Chairman of the Board, is the president and a principal owner of Tri-Land.  Reference is made to Note 5 for more information on the Company's mortgage receivable with Tri-Land.

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $92 and $34 for these services during the six months ended June 30, 2006 and 2005, respectively.

In May 2005, the Company acquired a 1% interest in The Inland Real Estate Group of Companies, Inc. for a purchase price of $1.  The Inland Real Estate Group of Companies, Inc. provides assistance in the marketing of the Company's investment properties and provides representation at various trade shows and conventions.

In June 2006, the Company entered into a joint venture agreement with North American Real Estate, Inc ("NARE") to acquire and develop approximately 31 acres of vacant land.  One of our directors, Joel Simmons, is a minority partner in the entity that NARE formed to be the partner in this venture.  Mr. Simmons will receive his pro rata share of NARE's earnings from this venture and is not entitled to preferred distributions.

(6)     Discontinued Operations

During the six months ended June 30, 2006 and the year ended December 31, 2005, the Company sold a total of six investment properties.  Additionally, the Company has sold portions of certain investment properties.  For federal and state income tax purposes, certain of the Company's sales qualified as part of tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Sequoia Shopping Center	April 22, 2005	$1,505	$1,200	$19	Yes
Ace Hardware	June 13, 2005	-	800	153	No
Walgreens	September 22, 2005	-	1,300	263	No
Mundelein Plaza (partial)	October 17, 2005	1,805	1,436	302	No
Calumet Square	November 10, 2005	1,033	852	343	Yes
Crestwood Plaza	February 22, 2006	904	1,341	(195)	No
Sears	April 27, 2006	1,645	2,664	6	No
Baker Shoes	June 14, 2006	-	3,240	2,323	Yes

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of June 30, 2006, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at June 30, 2006 and December 31, 2005, the Company has recorded $54 and $36, respectively of assets related to discontinued operations and $19 and $69, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three and six months ended June 30, 2006, the Company has recorded income from discontinued operations of $2,357 and $2,134, respectively, including gains on sale of $2,329 and $2,134.  For the three and six months ended June 30, 2005 , the Company recorded income from discontinued operations of $189 and $346, respectively, including gains on sale of $219 for each period.

(7)     Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

2006	$63,424
2007	120,971
2008	108,776
2009	94,801
2010	81,673
Thereafter	412,739

Total	$882,384

Remaining lease terms range from one to fifty years.  Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property.  Such amounts are not included in the future minimum lease payments above, but are included in tenant recoveries on the accompanying consolidated statements of operations.

Certain tenant leases contain provisions providing for "stepped" rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include an increase of $242 and a decrease of $294 for the six months ended June 30, 2006 and 2005, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $19,563 and $19,322 in related accounts and rents receivable as of June 30, 2006 and December 31, 2005, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

(8)     Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at June 30, 2006 and December 31, 2005:

Mortgagee	Interest Rate at June 30, 2006	Interest Rate at December 31, 2005	Maturity Date	Current Monthly Payment	Balance at June 30, 2006	Balance at December 31, 2005

Allstate	5.27%	5.27%	11/2012	$55	$12,500	12,500
Allstate	5.27%	5.27%	12/2012	79	18,000	18,000
Allstate	5.87%	5.87%	09/2009	29	6,000	6,000
Allstate	4.65%	4.65%	01/2010	87	22,500	22,500
Allstate (a)	9.25%	9.25%	12/2009	30	3,864	3,878
Allstate	4.70%	4.70%	10/2010	48	12,380	12,380
Allstate	5.19%	5.19%	08/2012	157	36,200	36,200
Archon Financial	4.88%	4.88%	01/2011	125	30,720	30,720
Bear, Stearns Funding, Inc.	6.03%	6.03%	07/2007	68	13,600	13,600
Bear, Stearns Funding, Inc.	6.60%	6.60%	03/2009	44	8,000	8,000
Bear, Stearns Funding, Inc.	5.01%	5.01%	04/2010	64	15,300	15,300
Bear, Stearns Funding, Inc.	5.14%	5.14%	04/2010	48	11,125	11,125
Bear, Stearns Funding, Inc.	5.17%	5.17%	04/2010	102	23,690	23,690
Bear, Stearns Funding, Inc.	4.11%	4.11%	06/2011	133	38,730	38,730
Bear, Stearns Funding, Inc.	5.01%	5.01%	10/2010	33	7,885	7,885
Bear Stearns Funding, Inc.	5.33%	-	07/2013	71	16,000	-
Berkshire Mortgage (a)	7.79%	7.79%	10/2007	87	13,375	13,480
Column Financial, Inc	7.00%	7.00%	11/2008	146	25,000	25,000
John Hancock Life Insurance (a)	7.65%	7.65%	01/2018	77	12,071	12,141
Key Bank	5.00%	5.00%	10/2010	31	7,500	7,500
LaSalle Bank N.A.	-	6.81%	-	-	-	7,833
LaSalle Bank N.A.	5.52%	5.52%	04/2010	62	13,550	13,550
LaSalle Bank N.A. (b)	4.86%	4.86%	12/2006	66	16,411	16,411
LaSalle Bank N.A.	4.88%	4.88%	11/2011	121	29,650	29,650
LaSalle Bank N.A. (c)	6.81%	-	12/2010	44	7,833	-
LaSalle Bank N.A. (c)	6.51%	5.09%	04/2010	12	2,468	2,468
LaSalle Bank N.A. (c)	6.51%	5.09%	06/2010	14	2,732	2,732
LaSalle Bank N.A. (c)	6.58%	5.09%	06/2010	11	2,255	2,255
LaSalle Bank N.A. (c)	6.51%	3.59%	04/2010	12	2,400	2,400
LaSalle Bank N.A. (b) (c)	6.91%	5.89%	12/2006	109	18,738	21,287
LaSalle Bank N.A. (c)	6.91%	5.89%	12/2007	80	14,898	14,898
LaSalle Bank N.A. (c)	6.51%	5.49%	07/2010	54	10,654	10,654
LaSalle Bank N.A. (c)	4.36%	3.93%	12/2014	18	6,200	6,200
LaSalle Bank N.A. (b) (c)	6.38%	6.04%	12/2006	19	4,237	3,066
Lehman Brothers Holding, Inc.	6.36%	6.36%	10/2008	289	54,600	54,600
Metlife Insurance Company	4.71%	4.71%	12/2010	79	20,100	20,100
Midland Loan Serv. (a)	7.86%	7.86%	01/2008	31	4,688	4,729
Midland Loan Serv. (a)	5.17%	-	01/2014	80	18,424	-
Nomura Credit & Capital	5.02%	5.02%	08/2011	37	8,800	8,800
Principal Life Insurance	5.96%	5.96%	12/2008	55	11,000	11,000
Principal Life Insurance	5.25%	5.25%	10/2009	32	7,400	7,400
Principal Life Insurance	3.99%	3.99%	06/2010	109	32,930	32,930
Principal Real Estate Investors	5.29%	5.29%	12/2012	29	6,600	6,600
Woodmen of the World	6.75%	6.75%	06/2008	26	4,625	4,625

Mortgages Payable					$635,633	602,817

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

(a)	These loans require payments of principal and interest monthly; all other loans listed are interest only.

(b)

Approximately $39,386 of the Company's mortgages payable mature during 2006.  The Company intends to replace these loans with new debt for terms of five years or longer at the market interest rate at the time the existing debt matures.

(c)	Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

(d)

As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994, issued by the Village of Skokie, Illinois.  The interest rate on these bonds floats and is reset weekly by a re-marketing agent.  The rate at June 30, 2006 was 4.36%.  The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding, paid annually.  In addition, the Company is required to pay a re-marketing fee of 0.125% per annum of the principal amount outstanding, paid quarterly, and a trustee fee of $500, also paid quarterly.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2010 and thereafter, based on debt outstanding at June 30, 2006:

2006	$40,132
2007	43,689
2008 (a)	219,979
2009	29,557
2010	195,841
Thereafter	221,435

Total	$750,633

(a)

Included in the debt maturing during 2008 is our line of credit with KeyBank N.A.

(9)     Line of Credit

On June 28, 2002, the Company entered into a $100,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years.  The funds from this line of credit are used to purchase additional investment properties.

On April 22, 2005, the Company completed a second amendment to this line of credit.  The aggregate commitment of the Company's line is $400,000 and matures on April 22, 2008.  The Company pays interest only on draws under the line at the rate equal to 120 – 160 basis points over LIBOR.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In conjunction with this amendment, the Company paid approximately $541 in fees and costs.  The outstanding balance on the line of credit was $115,000 as of June 30, 2006.

The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2006, the Company was in compliance with these covenants.

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
June 30, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

As of June 30, 2006, 56 shares of common stock issued pursuant to employment agreements were outstanding, of which 11 have vested.  Additionally, the Company issued 26 shares pursuant to employment incentives of which 3 have vested.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of June 30, 2006 and December 31, 2005, respectively, options to purchase 34 and 29 shares of common stock at exercise prices ranging from $9.05 to $10.45 per share were outstanding, respectively.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

The basic weighted average number of common shares outstanding were 67,527 and 67,133 for the six months ended June 30, 2006 and 2005, respectively.  The diluted weighted average number of common shares outstanding were 67,595 and 67,182 for the six months ended June 30, 2006 and 2005, respectively.

(11)     Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers.

As of June 30, 2006, an aggregate of 56 shares of the Company's common stock had been issued pursuant to agreements with certain of the Company's employees.  During the years ended December 31, 2005 and 2004, the Company issued 19 and 32 additional shares at a value of $15.18 and $12.93 per share, respectively, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the Company issued 5 shares at a value of $11 per share.  These 56 shares had an aggregate value of $762.  Additionally, during the years ended December 31, 2005 and 2004, the Company issued 26 shares pursuant to employment incentives for certain Company officers.  These shares were also issued at values of $15.18 and $12.93 per share, respectively, which was the average of the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  Compensation cost of $118 and $72 were recorded in connection with the issuance of these shares for the six months ended June 30, 2006 and 2005.

The officers also may receive additional restricted shares of the Company's common stock, which also are subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  No additional shares were issued during the six months ended June 30, 2006.

(12)     Segment Reporting

The Company owns and acquires Neighborhood Retail Centers and Community Centers located primarily within an approximate 400-mile radius of its headquarters in Oak Brook, Illinois, as well as single-user properties located throughout the United States.  The Company currently owns investment properties located in the States of Florida, Illinois, Indiana, Michigan, Minnesota, Missouri, Nebraska, Ohio, Tennessee and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

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

The property net operating income is summarized in the following table for the three and six months ended June 30, 2006 and 2005, along with reconciliation to income from continuing operations.  Net investment properties and other related segment assets, non-segment assets and total assets are also presented as of June 30, 2006 and 2005:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005

Rental income	$32,567	32,941	64,258	64,521
Tenant recoveries	12,167	11,220	24,395	24,547
Property operating expenses	(4,843)	(4,280)	(9,996)	(12,183)
Real estate tax expense	(8,066)	(7,554)	(16,333)	(15,591)

Property net operating income	31,825	32,327	62,324	61,294

Other income:
Straight-line rental income	213	443	242	(302)
Lease termination income	122	113	122	6,267
Other property income	138	251	250	420
Other income	893	469	1,909	849
Fee income on unconsolidated joint ventures	430	646	1,089	927
Gain (loss) on continuing operations	-	(155)	492	(155)

Other expenses:
Bad debt expense	(219)	(376)	(531)	(732)
Depreciation and amortization	(10,147)	(11,095)	(20,832)	(20,505)
General and administrative expenses	(2,835)	(2,090)	(4,946)	(4,164)
Interest expense	(11,077)	(10,755)	(21,384)	(20,910)
Minority interest	(226)	(178)	(616)	(432)
Equity in earnings of unconsolidated joint ventures	768	943	1,865	1,933

Income from continuing operations	$9,885	10,543	19,984	24,490

Net investment properties and related assets, including discontinued operations			1,138,135	1,122,348
Non-segment assets			121,351	158,460

Total assets			$1,259,486	1,280,808

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

(14) Subsequent Events

On July 17, 2006, the Company paid a cash distribution of $0.08 per share on the outstanding shares of its common stock to stockholders of record at the close of business on June 30, 2006.

On July 18, 2006, the Company announced that it had declared a cash distribution of $0.08 per share on the outstanding shares of its common stock.  This distribution will be paid on August 17, 2006 to stockholders of record at the close of business on July 31, 2006.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  Examples of factors which could affect our performance are set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 6, 2006, under the heading "Risk Factors."

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

We have qualified as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") for federal income tax purposes commencing with the tax year ending December 31, 1995.  So long as we qualify for treatment as a REIT, we generally will not be subject to federal income tax to the extent we meet the requirements of the tests imposed by the Code.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income.

Additionally, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, we are permitted to participate in certain activities that were previously prohibited in order to maintain our qualification as a REIT, so long as these activities are conducted in entities that elect to be treated as taxable REIT subsidiaries ("TRS") under the Code, subject to certain limitations.  As such, the TRS is subject to federal and state income taxes on the income from these activities.

Executive Summary

We are an owner/operator of Neighborhood Retail Centers (gross leasable areas ranging from 5,000 to 150,000 square feet) and Community Centers (gross leasable areas in excess of 150,000 square feet).  We are a self-administered REIT incorporated under Maryland law.  Our investment properties are located primarily within approximately 400 miles of our headquarters in Oak Brook, Illinois.  Additionally, we own and acquire single-user retail properties located throughout the United States.  We also may construct or develop properties or render services in connection with such development or construction.  As of June 30, 2006, we owned interests in 144 investment properties.

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

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental measure to compare our performance and operations to other REIT's .  Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO in conjunction with our acquisition policy to determine investment capitalization strategy and we also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives payable by us to certain executives, based on our performance.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.

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

Based on the above measures, we have historically performed relatively in-line with those in our property sector peer group.

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

•

We have formed joint ventures to acquire stabilized retail properties as well as properties to be re-developed and vacant land to be developed.  We earn fees from the joint ventures for providing property management, acquisition and leasing services.

Operations:

•

We actively manage costs to minimize operating expenses by centralizing all management, leasing, marketing, financing, accounting and data processing activities.

•

We improve rental income and cash flow by aggressively marketing rentable space.

•

We emphasize regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns.

•

We maintain a diversified tenant base consisting primarily of retail tenants providing consumer goods and services.

•

We proactively review our existing portfolio for potential re-development opportunities.

Acquisitions and Dispositions

During the six months ended June 30, 2006 and the year ended December 31, 2005, we completed the following acquisitions and dispositions:

Acquisitions during the six months ended June 30, 2006:

•

Five investment properties, totaling approximately 1,103,000 square feet, for approximately $225,844 in the aggregate;

•

54 acres of vacant land through our joint venture with TMK Development, Ltd for approximately $8,400;

•

Vacant parcel of land at Shakopee Valley Marketplace for approximately $848; and

•

31 acres of vacant land through our joint venture with North American Real Estate, Inc. for approximately $18,000.

Dispositions during the six months ended June 30, 2006:

•

15 acres of vacant land through our joint venture with TMK Development, Ltd; and

•

Three investment properties.

Total proceeds from these sales were approximately $9,146.

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

The acquisition price per square foot is higher in 2006 than it was in 2005.  We believe that this does not reflect a market trend, but reflects the acquisition of Algonquin Commons.  Algonquin Commons is a lifestyle center that was purchased for approximately $275 per square foot.  This price is significantly higher than the amount per square foot that we typically pay for other centers, but is in-line with the average price for this type of center, based on comparable property sales.

Critical Accounting Policies

General

A critical accounting policy is one that, we believe, would materially affect our operating results or financial condition, and requires management to make estimates or judgments in certain circumstances.  We believe that our most critical accounting policies relate to how we value our investment properties and determine whether assets are held for sale, recognize rental income and lease termination income, our cost capitalization and depreciation policies and consolidation/equity accounting policies.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  U.S. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties that were taken into consideration upon the application of critical accounting policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and, if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the six months ended June 30, 2006 and 2005.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as a component of amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of June 30, 2006 and December 31, 2005, we had not allocated any amounts to customer relationships.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consist of cash and short-term investments.  Cash and cash equivalents at June 30, 2006 and December 31, 2005 were $12,607 and $26,804, respectively.  See our discussion of the Statements of Cash Flows for a description of our cash activity during the six months ended June 30, 2006 and 2005.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  We believe that the risk is not significant as we do not anticipate the financial institutions' non-performance.

Income generated from our investment properties is the primary operating source from which we generate cash.  The table below presents lease payments to be received in the future from properties that we owned as of June 30, 2006.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), our draws on the line of credit with KeyBank N.A., proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  If necessary, such as for new acquisitions, we can generate cash flow by entering into financing arrangements or possible joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties, joint venture commitments and to repay draws on the line of credit.

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

2006	$63,424
2007	120,971
2008	108,776
2009	94,801
2010	81,673
Thereafter	412,739

Total	$882,384

As of June 30, 2006, we owned interests in 144 investment properties.  Of the 144 investment properties owned, 20 are currently unencumbered by any indebtedness.  We generally limit our indebtedness to approximately 50% of the original purchase price, or current market value if higher, of the investment properties in the aggregate.  These 20 unencumbered investment properties were purchased for an aggregate purchase price of approximately $100,320 and would therefore yield at least $50,160 in additional cash from financing, using this standard.  In the aggregate, all of our 144 investment properties are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $0.96 per share on an annual basis.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2010 and thereafter based on debt outstanding at June 30, 2006:

2006	$40,132
2007	43,689
2008 (a)	219,979
2009	29,557
2010	195,841
Thereafter	221,435

Total	$750,633

(a)

Included in the debt maturing during 2008 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2006, we were in compliance with such covenants.

The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2006 and 2005:

	2006	2005

Net cash provided by operating activities	$42,422	44,499

Net cash used in investing activities	$(84,304)	(35,041)

Net cash provided by financing activities	$27,685	34,986

Statements of Cash Flows

Cash provided by operating activities during the six months ended June 30, 2006 decreased $2,077, as compared to the six months ended June 30, 2005, due primarily to a one-time lease termination fee in the amount of $6,100 from Dominick's Finer Food to terminate its lease at the Highland Park location received during the six months ended June 30, 2005.  This fee is included in lease termination income on our consolidated statements of operations for the six months ended June 30, 2005.  This decrease in cash is partially offset by cash flows from operations generated by properties acquired during 2006 and 2005, subsequent to the dates of their acquisitions and operating distributions received from the operations of our joint ventures.

Net cash used in investing activities increased by $49,263 as we acquired four investment properties during the six months ended June 30, 2006 at a cost of $60,311 and generated $9,146 of disposition proceeds, as compared to the acquisition of five investment properties during the six months ended June 30, 2005 at a cost of $77,694 and $47,249 of disposition proceeds.  Additionally, we invested approximately $14,370 for the purchase of land and one investment property in our joint ventures.

Net cash provided by financing activities was $27,685 during the six months ended June 30, 2006, as compared to $34,986 during the six months ended June 30, 2005.  This decrease is due primarily to a decrease in proceeds received from our line of credit, a decrease in loan proceeds, net of loan payoffs, and the purchase of minority interest units in one of our joint ventures, at a cost of $5,160 during the six months ended June 30, 2006.

Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2006 and 2005.  As of June 30, 2006, we owned interests in 27 single-user retail properties, 89 Neighborhood Retail Centers and 28 Community Centers.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same three and six month periods during each year.  A total of 122 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.4 million square feet.  A total of nine investment properties, those that have been acquired during the three and six months ended June 30, 2006 and the year ended December 31, 2005 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 75% of the square footage of our portfolio at June 30, 2006.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.

Net income available to common stockholders and net income available to common stockholders per weighted average common share for the three and six months ended June 30, 2006 and 2005 are summarized below:

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005

Net income available to common stockholders	$12,242	10,732	22,118	24,836

Net income available to common stockholders per weighted average common share – basic and diluted	$0.18	0.16	0.33	0.37

Weighted average number of common shares outstanding – basic	67,574	67,202	67,527	67,133

Weighted average number of common shares outstanding – diluted	67,643	67,251	67,595	67,182

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income,  interest, depreciation, amortization and bad debt expense for the three and six months ended June 30, 2006 and 2005 along with reconciliation to income from continuing operations, calculated in accordance with U.S. GAAP.

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005

Rental income and tenant recoveries
"Same store" investment properties, 122 properties, approximately 10.4 million square feet	$42,032	40,298	83,811	82,854
"Other investment properties,” 9 properties, approximately 935,000 square feet	2,702	3,863	4,842	6,214

Total rental income and tenant recoveries	44,734	44,161	88,653	89,068

Property operating expenses:
"Same store" investment properties (excluding interest, depreciation, amortization and bad debt expense)	$12,385	11,127	25,141	25,511
"Other investment properties" (excluding interest, depreciation, amortization and bad debt expense)	524	707	1,188	2,263

Total property operating expenses	12,909	11,834	26,329	27,774

Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	$29,647	29,171	58,670	57,343
"Other investment properties"	2,178	3,156	3,654	3,951

Total property net operating income	31,825	32,327	62,324	61,294

Other income:
Straight-line rental income	213	443	242	(302)
Lease termination income	122	113	122	6,267
Other property income	138	251	250	420
Other income	893	469	1,909	849
Fee income from unconsolidated joint ventures	430	646	1,089	927
Gain on sale of investment properties	-	(155)	492	(155)

Other expenses:
Bad debt expense	(219)	(376)	(531)	(732)
Depreciation and amortization	(10,147)	(11,095)	(20,832)	(20,505)
General and administrative expenses	(2,835)	(2,090)	(4,946)	(4,164)
Interest expense	(11,077)	(10,755)	(21,384)	(20,910)
Minority interest	(226)	(178)	(616)	(432)
Equity in earnings of unconsolidated joint ventures	768	943	1,865	1,933

Income from continuing operations	$9,885	10,543	19,984	24,490

On a "same store" basis, (comparing the results of operations of the investment properties owned during the three and six months ended June 30, 2006 with the results of the same investment properties during the three and six months ended June 30, 2005), property net operating income increased by $476 with total rental income and tenant recoveries increasing by $1,734 and total property operating expenses increasing by $1,258 for the three months ended June 30, 2006.  Property net operating income increased by $1,327 with total rental income and tenant recoveries increasing by $957 and total property operating expenses decreasing by $370 for the six months ended June 30, 2006.

Total rental income and tenant recoveries for the three months ended June 30, 2006 and 2005 were $44,734 and $44,161, respectively, and for the six months ended June 30, 2006 and 2005 these amounts were $88,653 and $89,068, respectively.  The primary reason for the decrease in rental income and tenant recoveries for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005 is primarily the result of dilution from three investment properties held during 2005, that were later contributed to our joint venture with NYSTRS.  Partially offsetting this decrease is rental income on investment properties acquired later in 2005 and during the six months ended June 30, 2006.

Lease termination income decreased for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.  During the six months ended June 30, 2005, we received $6,100 from Dominick's Finer Food to terminate its lease at the Highland Park location.

General and administrative expenses increased $745 and $782, for the three and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005.  This increase is due to an increase in salaries and other payroll related items and board of director fees.  Additionally, during the six months ended June 30, 2006, our marketing expenses have increased as we began utilizing a public relations firm.

Other income increased $424 and $1,060, for the three and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005.  The primary reason for this increase is interest received on our mortgages receivable.  No such income was reflected during the three and six months ended June 30, 2005.  Additionally, dividend income received on our investment in securities increased for the three and six months ended June 30, 2006.

Interest expense increased for the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, due to several factors.  We have increased our mortgages payable as well as the outstanding balance on our line of credit, resulting in higher interest expense.  Additionally, the interest rates charged on our variable rate mortgages have increased during the six months ended June 30, 2006.

Joint Ventures

Consolidated joint ventures are those where the Company is either the primary beneficiary of a variable interest entity or has substantial influence over or controls the entity.  The primary beneficiary is the party that absorbs a majority of the entity's expected residual returns and losses.  The third parties' interests in these consolidated entities are reflected as minority interest in the accompanying consolidated financial statements.  All inter-company balances and transactions have been eliminated in consolidation.

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Unconsolidated joint ventures are those where the Company is not the primary beneficiary of a variable interest entity or does not have substantial influence over or control the entity.  The Company accounts for its interest in these ventures using the equity method of accounting.  Pertinent information related to these ventures is summarized in the following table.

Venture Partner	Company's Ownership Percentage	June 30, 2006	December 31, 2005

Crow Holdings Managers, LLC	50.0%	1,384	1,480
New York State Teachers' Retirement System	50.0%	62,223	51,409
North American Real Estate, Inc.	45.0%	1,570	-

Investment in and advances to unconsolidated joint ventures		65,177	52,889

The Company's proportionate share of the earnings or losses related to these ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes only its share of these fees in the accompanying consolidated statements of operations.

The operations of properties contributed by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  Differences between the Company's investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the six months ended June 30, 2006 and 2005, the Company recorded $683 and $714, respectively, of amortization of this basis difference.

Non-GAAP Financial Measures

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental measure to compare our performance and operations to other REITs.  Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO in conjunction with our acquisition policy to determine investment capitalization strategy and we also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives payable by us to certain executives, based on our performance.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.  The following table reflects our FFO for the periods presented, reconciled to net income available to common stockholders for these periods:

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005

Net income	$12,242	10,732	22,118	24,836
Gain on sale of investment properties	(2,329)	(63)	(2,391)	(63)
Gain on non-operating property	-	33	157	33
Equity in depreciation of unconsolidated ventures	2,392	796	4,162	1,501
Amortization on in-place lease intangibles	765	940	1,497	1,539
Amortization on leasing commissions	177	193	373	347
Depreciation, net of minority interest	8,952	9,921	18,485	18,370

Funds From Operations	$22,199	22,552	44,401	46,563

Net income available to common stockholders per weighted average common share – basic and diluted	$0.18	0.16	0.33	0.37

Funds From Operations, per weighted average common share – basic and diluted	$0.33	0.34	0.66	0.69

Weighted average number of common shares outstanding, basic	67,574	67,202	67,527	67,133

Weighted average number of common shares outstanding, diluted	67,643	67,251	67,595	67,182

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

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005

Income From Continuing Operations	$9,885	10,543	19,984	24,490
Gain (loss) from operations	-	155	(492)	155
Income (loss) From Discontinued Operations	28	(29)	-	128
Interest Expense	11,077	10,755	21,384	20,910
Interest Expense Associated with Discontinued Operations	9	48	43	113
Interest Expense Associated with Unconsolidated Ventures	1,740	637	3,125	1,132
Depreciation and Amortization	10,147	11,095	20,832	20,505
Depreciation and Amortization Associated with Discontinued Operations	12	283	78	316
Depreciation and Amortization Associated with Unconsolidated Ventures	2,395	799	4,173	1,505

EBITDA	$35,293	34,286	69,127	69,254

Total Interest Expense	$12,826	11,440	24,552	22,155

EBITDA: Interest Expense Coverage Ratio	$2.8x	3.0x	2.8x	3.1x

The following table lists the approximate physical occupancy levels for our investment properties as of the end of each quarter during 2006 and 2005.  N/A indicates we did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06	06/30/06
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Algonquin Commons I, Algonquin, IL	560,433	N/A	N/A	N/A	N/A	85	96 (a)(c)
22nd St. Plaza Outlot, Oakbrook Terrace, IL	10,052	65	65	99	99	99	99
Ameritech, Joliet, IL	4,504	100	100	100	100	100	100
Aurora Commons, Aurora, IL	126,908	98	98	98	98	98	97
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100	100
Baytowne Square, Champaign, IL	118,842	99	99	99	98	98	98
Bergen Plaza, Oakdale, MN	272,233	98	98	98	97	94	96 (a)
Berwyn Plaza, Berwyn, IL	18,138	26	21	95	21	100	100
Big Lake Town Square, Big Lake, MN	67,858	N/A	N/A	N/A	N/A	100	100
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	91	91	91	94	94	94
Burnsville Crossing, Burnsville, MN	91,015	99	99	99	99	99	99
Butera Market, Naperville, IL	67,632	100	100	100	100	100	100
Byerly's Burnsville, Burnsville, MN	72,365	100	96	96	96	96	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	93	96	96	96	96	96
Chatham Ridge, Chicago, IL	175,774	94	93	93	99	99	99 (c)
Chestnut Court, Darien, IL	170,027	89	99	99	99	99	99
Circuit City, Traverse City, MI	21,337	0	0	0	0	0	0 (a)
Cliff Lake Centre, Eagan, MN	73,582	96	96	96	100	95	95
Cobblers Crossing, Elgin, IL	102,643	96	100	100	94	92	99 (a)(c)
Crystal Point, Crystal Lake, IL	339,898	100	100	95	100	100	100
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0	0	0	0	0	0 (a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0	0 (a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100	100
Cub Foods, Arden Hills, MN	68,442	100	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	98	98	100	100	100	100
Deer Trace II, Kohler, WI	24,410	100	100	100	100	100	100
Disney, Celebration, FL	166,131	100	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06	06/30/06
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100	100
Dominick's, Hammond, IN	71,313	100	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	0	0	0	0	0	0
Downers Grove Mkt, Downers Grove, IL	104,449	99	99	99	100	100	99
Eastgate Shopping Center, Lombard, IL	131,601	93	89	91	84	84	86
Eckerd Drug, Chattanooga, TN	10,908	100	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	97	97	93	99	97	97 (a)
Elmhurst City Center, Elmhurst, IL	39,090	97	97	100	100	100	100
Fashion Square, Skokie, IL	84,580	96	96	96	96	92	92
Fashion Square II, Skokie, IL	7,151	100	100	100	100	100	100
Forest Lake Marketplace, Forest Lake, MN	93,853	98	98	98	100	100	100 (c)
Four Flaggs, Niles, IL	306,661	98	99	99	99	85	85 (a)
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	100	96	96	96	100	100
Goodyear, Montgomery, IL	12,903	100	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	100	100	100
Greentree Center, Caledonia, WI	153,268	93	94	94	94	94	100
Greentree Outlot, Caledonia, WI	6,000	100	100	100	100	100	100
Hartford Plaza, Naperville, IL	43,762	97	100	100	95	95	95 (a)
Hastings Marketplace, Hastings, MN	97,535	96	97	100	100	99	99 (a)(c)
Hawthorn Village, Vernon Hills, IL	98,806	98	98	96	96	96	83
Hickory Creek Market, Frankfort, IL	55,831	94	89	89	89	89	87
High Point Center, Madison, WI	86,004	88	90	94	94	88	88 (a)
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100	100
Home Goods Store, Coon Rapids, MN	25,145	N/A	N/A	N/A	100	100	100
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	100	100
Honey Creek Commons, Terra Haute, IN	179,100	N/A	N/A	N/A	N/A	81	96 (b)
Iroquois Center, Naperville, IL	140,981	65	98	100	99	98	97 (a)
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	79	79	100	79	100	100
Lake Park Plaza, Michigan City, IN	229,639	74	74	74	72	72	72 (a)
Lansing Square, Lansing, IL	233,508	89	89	99	89	89	89
Mallard Crossing, Elk Grove Village, IL	82,929	100	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06	06/30/06
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Mankato Heights, Mankato, MN	139,916	100	100	97	97	97	97
Maple Grove Retail, Maple Grove, MN	79,130	97	97	97	97	97	97
Maple Park Place, Bolingbrook, IL	227,795	97	97	97	97	97	100
Maple Plaza, Downers Grove, IL	31,196	100	95	95	95	95	95
Mapleview, Grayslake, IL	115,038	95	95	95	93	92	91 (a)(c)
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100	100 (c)
Medina Marketplace, Medina, OH	72,781	100	100	100	100	100	100
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	16,803	100	100	96	100	100	100
Nantucket Square, Schaumburg, IL	56,981	74	74	69	94	92	98
Naper West, Naperville, IL	164,812	88	89	95	89	89	89
Naper West Ph II, Naperville, IL	50,000	73	73	73	73	73	73
Niles Shopping Center, Niles, IL	26,109	83	71	71	99	99	87
Northgate Center, Sheboygan, WI	73,647	N/A	95	95	95	96	96
Oak Forest Commons, Oak Forest, IL	108,330	32	32	32	31	98	98 (a)
Oak Forest Commons III, Oak Forest, IL	7,424	88	88	76	76	76	88
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	100	96	94	92	58	61
Orland Park Place, Orland Park, IL	599,664	N/A	87	86	93	87	88 (b)(c)
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100	100
Park Avenue Center, Highland Park, IL	71,442	0	0	0	29	61	61 (c)
Park Center Plaza, Tinley Park, IL	194,599	98	98	99	97	97	97 (a)
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	100	100
Park Square, Brooklyn Park, MN	137,116	38	46	38	50	50	82 (a)
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	97	98	98	98	98	98
Plymouth Collection, Plymouth, MN	45,915	100	100	100	100	100	100
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	100	100	100	97	99	99
Randall Square, Geneva, IL	216,485	99	100	99	100	99	99 (c)
Regal Showplace, Crystal Lake, IL	94,860	96	96	96	96	96	96 (c)
Regency Point, Lockport, IL	54,841	100	100	100	100	100	100
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06	06/30/06
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	94	92	92	97	98	98
River Square Center, Naperville, IL	58,260	92	97	97	100	92	94
Rivertree Court, Vernon Hills, IL	298,862	98	97	99	99	97	97
Rochester Marketplace, Rochester, MN	70,213	91	91	54	54	61	100
Rose Naper Plaza East, Naperville, IL	11,658	100	100	100	100	100	88 (a)
Rose Naper Plaza West, Naperville, IL	14,335	100	100	100	89	89	89 (a)
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100	100
Roundy’s, Waupaca, WI	63,780	N/A	N/A	N/A	N/A	100	100
Salem Square, Countryside, IL	112,310	100	100	100	100	100	100
Schaumburg Plaza, Schaumburg, IL	61,485	91	91	91	91	91	91
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	100	100	100	100
Shakopee Valley, Shakopee, MN	146,430	100	100	100	100	100	100
Shannon Square Shoppes, Arden Hills, MN	29,196	100	100	100	100	100	100
Shingle Creek, Brooklyn Center, MN	39,456	85	85	73	73	73	77
Shoppes of Mill Creek, Palos Park, IL	102,422	100	100	100	99	99	100 (c)
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	18	18	16	16	16	16
Shops at Grayhawk, Omaha, NB	227,350	N/A	N/A	N/A	N/A	100	98 (a)
Shops at Orchard Place, Skokie, IL	165,141	90	90	88	98	97	97
Six Corners, Chicago, IL	80,650	72	97	97	97	95	95
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	89	92	92	92	97	70
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100	100
St. James Crossing, Westmont, IL	49,994	92	90	95	98	83	82 (a)
Staples, Freeport, IL	24,049	100	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	98	95	95	95	95	95
Terramere Plaza, Arlington Heights, IL	40,965	79	75	87	77	74	74 (a)
Thatcher Woods, River Grove, IL	193,313	98	98	98	98	98	98 (c)
Townes Crossing, Oswego, IL	105,989	100	100	100	100	97	97
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100	100
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100	100
University Crossing, Mishawaka, IN	136,430	99	99	100	100	100	100
V. Richard's Plaza, Brookfield, WI	107,952	97	96	98	98	98	93
Village Ten Center, Coon Rapids, MN	211,568	98	98	98	98	98	98
Walgreens, Decatur, IL	13,500	100	0	0	0	0	0 (a)

	Gross
	Leasable
	Area	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06	06/30/06
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Walgreens, Jennings, MO	15,120	100	100	100	100	100	100
Wauconda Shopping Ctr, Wauconda, IL	31,357	100	100	100	100	100	100
West River Crossing, Joliet, IL	32,452	96	100	100	100	96	96
Western and Howard, Chicago, IL	11,974	100	100	100	83	83	83
Wilson Plaza, Batavia, IL	11,160	88	88	88	88	88	88
Winnetka Commons, New Hope, MN	42,415	89	86	86	78	81	88 (a)
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100	100	100	100	100	100
Woodfield Comm E/W, Schaumburg, IL	207,452	92	93	93	90	99	99 (a)(c)
Woodfield Plaza, Schaumburg, IL	177,160	94	100	97	94	97	97
Woodland Commons, Buffalo Grove, IL	170,398	97	98	96	97	96	96 (a)
Woodland Heights, Streamwood, IL	120,436	90	90	93	93	97	93
	13,924,772

(a)

We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 77% to 100% at June 30, 2006 for each of these centers.

(b)

We, from time to time, receive payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  U.S. GAAP requires us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of June 30, 2006, the Company had two investment properties, Honey Creek Commons, located in Terra Haute, Indiana; and Orland Park Place, located in Orland Park, Illinois subject to master lease agreements.

(c)

These properties are owned through joint ventures.  See footnote 3 to the financial statements for further information regarding our joint ventures.

Subsequent Events

On July 17, 2006, the Company paid a cash distribution of $0.08 per share on the outstanding shares of its common stock to stockholders of record at the close of business on June 30, 2006.

On July 18, 2006, the Company announced that it had declared a cash distribution of $0.08 per share on the outstanding shares of its common stock.  This distribution will be paid on August 17, 2006 to stockholders of record at the close of business on July 31, 2006.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2006 we had no material derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will generally enter into derivative transactions that satisfy the aforementioned criteria only.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 and thereafter, based on debt outstanding at June 30, 2006 and weighted average interest rates for the debt maturing in each specified period.

	2006	2007	2008	2009		2010	Thereafter	Total

Fixed rate debt	17,157	28,792	104,979	29,557		167,499	215,235	563,219
Weighted average interest rate	4.86%	6.90%	6.56%	6.44%	`	4.77%	5.05%	-

Variable rate debt	22,975	14,897	115,000	-		28,342	6,200	187,414
Weighted average interest rate	6.81%	6.91%	6.01%	-		6.60%	5.05%	-

The table above does not reflect indebtedness incurred after June 30, 2006.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages is estimated to be $187,414 for mortgages which bear interest at variable rates and $567,337 for mortgages which bear interest at fixed rates.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At June 30, 2006, approximately $187,414, or 24.97%, of our mortgages payable have variable interest rates averaging 6.32%.  An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $111 for the six months ended June 30, 2006.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of June 30, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

Not Applicable.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on June 22, 2006.  The following proposals were voted on at the meeting:

(1)  The stockholders of the Company elected to the board all nine director nominees with the following votes:

Nominee	For	Withheld

Roland W. Burris (Independent Director)	57,239,297	550,463
Thomas P. D'Arcy(Independent Director)	57,360,880	428,880
Daniel L. Goodwin (Director)	57,245,675	544,085
Joel G. Herter (Independent Director)	57,305,769	483,991
Heidi N. Lawton (Independent Director)	57,310,393	479,367
Thomas H. McAuley (Director)	57,299,800	489,960
Thomas R. McWilliams (Independent Director)	57,360,205	429,555
Robert D. Parks (Director)	57,316,471	473,289
Joel D. Simmons (Director)	57,318,461	471,299

(2)   The stockholders of the Company ratified the appointment of KPMG LLP as our independent public accounting firm for the fiscal year ending December 31, 2006.  Stockholders holding 57,366,725 shares voted in favor of the proposal, stockholders holding 203,711 shares voted against the proposal and stockholders holding 219,324 shares abstained from voting on this proposal.

Item 5.  Other Information

Not Applicable.

Item 6.

Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference:

Item No.

Description

3.1

Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2

Amended and Restated Bylaws of the Registrant (2)

10.1

Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2006 (3)

10.2

Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2006 (4)

10.3

Employment Agreement between Inland Real Estate Corporation and William A. Anderson, effective as of January 1, 2006 (5)

10.4

Employment Agreement between Inland Real Estate Corporation and Kristi A. Rankin, effective as of January 1, 2006 (6)

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

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

(2)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 1, 2004 (file number 001-32185).

(3)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 28, 2006, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2006 (file number 001-32185).

(4)

Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated April 28, 2006, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2006 (file number 001-32185).

(5)

Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated April 28, 2006, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2006 (file number 001-32185).

(6)

Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated April 28, 2006, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2006 (file number 001-32185).

(*)

Filed as part of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ ROBERT D. PARKS

By:	Robert D. Parks
President and Chief Executive Officer (principal
executive officer)
Date:	August 7, 2006

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	August 7, 2006

Exhibit Index

Item No.

Description

3.1

Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2

Amended and Restated Bylaws of the Registrant (2)

10.1

Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2006 (3)

10.2

Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2006 (4)

10.3

Employment Agreement between Inland Real Estate Corporation and William A. Anderson, effective as of January 1, 2006 (5)

10.4

Employment Agreement between Inland Real Estate Corporation and Kristi A. Rankin, effective as of January 1, 2006 (6)

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

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(7)

Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

(8)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 1, 2004 (file number 001-32185).

(9)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 28, 2006, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2006 (file number 001-32185).

(10)

Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated April 28, 2006, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2006 (file number 001-32185).

(11)

Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated April 28, 2006, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2006 (file number 001-32185).

(12)

Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated April 28, 2006, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2006 (file number 001-32185).

(*)

Filed as part of this document.