Form 10-Q
period 2006-09-30
INLAND REAL ESTATE CORP
filed 2006-11-06
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 6, 2006, there were 67,800,628 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(In thousands except per share data)

Assets

	September 30, 2006 (unaudited)	December 31, 2005
Investment properties:
Land	$341,470	317,604
Construction in progress	-	821
Building and improvements	929,511	878,614

	1,270,981	1,197,039
Less accumulated depreciation	210,864	188,483

Net investment properties	1,060,117	1,008,556

Cash and cash equivalents	18,337	26,804
Investment in securities (net of an unrealized loss of $469 and an unrealized gain of $293 at September 30, 2006 and December 31, 2005, respectively)	17,511	19,133
Restricted cash	10,709	4,049
Accounts and rents receivable (net of provision for doubtful accounts of $2,410 and $2,798 at September 30, 2006 and December 31, 2005, respectively)	34,192	31,742
Mortgages receivable	16,088	11,406
Investment in and advances to joint ventures	70,789	52,889
Deposits and other assets	3,743	2,959
Acquired above market lease intangibles (net of accumulated amortization of $2,282 and $1,856 at September 30, 2006 and December 31, 2005, respectively)	3,430	3,831
Acquired in-place lease intangibles (net of accumulated amortization of $6,155 and $4,395 at September 30, 2006 and December 31, 2005, respectively)	23,594	19,942
Leasing fees (net of accumulated amortization of $1,738 and $1,387 at September 30, 2006 and December 31, 2005, respectively)	3,182	2,795
Loan fees (net of accumulated amortization of $3,786 and $2,735 at September 30, 2006 and December 31, 2005, respectively)	4,600	4,893

Total assets	$1,266,292	1,188,999

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets (continued)
September 30, 2006 and December 31, 2005
(In thousands except per share data)

Liabilities and Stockholders' Equity

	September 30, 2006 (unaudited)	December 31, 2005
Liabilities:
Accounts payable and accrued expenses	$3,463	4,560
Acquired below market lease intangibles (net of accumulated amortization of $3,567 and $3,216 at September 30, 2006 and December 31, 2005, respectively)	4,921	7,477
Accrued interest	3,075	2,426
Accrued real estate taxes	20,791	22,946
Distributions payable	5,422	5,401
Security and other deposits	2,450	2,423
Mortgages payable	628,926	602,817
Line of credit	142,000	65,000
Prepaid rents and unearned income	2,562	2,752
Other liabilities	11,235	12,631

Total liabilities	824,845	728,433

Commitments and contingencies

Minority interest	8,328	18,748

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at September 30, 2006 and December 31, 2005	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 67,768 and 67,502 Shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	678	675
Additional paid-in capital (net of offering costs of $58,816)	653,790	649,797
Accumulated distributions in excess of net income	(220,880)	(208,947)
Accumulated other comprehensive income (loss)	(469)	293

Total stockholders' equity	433,119	441,818

Total liabilities and stockholders' equity	$1,266,292	1,188,999

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three and nine months ended September 30, 2006 and 2005 (unaudited)
(In thousands except per share data)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Revenues:
Rental income	$32,951	31,213	97,103	95,068
Tenant recoveries	11,465	11,458	35,804	35,940
Lease termination income	200	-	322	6,264
Other property income	232	210	482	630

Total revenues	44,848	42,881	133,711	137,902

Expenses:
Property operating expenses	4,397	4,843	14,352	16,966
Real estate tax expense	7,910	8,414	24,232	23,990
Bad debt expense	244	54	775	785
Depreciation and amortization	10,267	9,665	31,018	30,088
General and administrative expenses	2,428	2,339	7,374	6,503

Total expenses	25,246	25,315	77,751	78,332

Operating income	19,602	17,566	55,960	59,570

Other income	1,389	738	3,297	1,590
Fee income from unconsolidated joint ventures	657	540	1,747	1,463
Gain on sale of investment properties	132	223	623	68
Interest expense	(11,490)	(10,070)	(32,875)	(30,980)
Minority interest	(194)	(299)	(810)	(732)
Equity in earnings of unconsolidated joint ventures	553	1,237	2,419	3,170

Income from continuing operations	10,649	9,935	30,361	34,149

Discontinued operations:
Income from discontinued operations (including gain on sale of investment properties of $3,883 and $263 for the three months ended September 30, 2006 and 2005, respectively and $6,017 and $481 for the nine months ended September 30, 2006 and 2005)	3,977	446	6,383	1,068

Net income available to common stockholders	14,626	10,381	36,744	35,217

Other comprehensive income:
Unrealized gain (loss) on investment securities	(352)	631	(762)	560

Comprehensive income	$14,274	11,012	35,982	35,777

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three and nine months ended September 30, 2006 and 2005 (unaudited)
(In thousands except per share data)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005

Basic and diluted earnings available to common stockholders per weighted average common share:

Income from continuing operations	$0.16	0.15	0.45	0.51
Discontinued operations	0.06	-	0.09	0.01

Net income available to common stockholders per weighted average common share – basic and diluted	$0.22	0.15	0.54	0.52

Weighted average number of common shares outstanding – basic	67,668	67,309	67,574	67,192

Weighted average number of common shares outstanding – diluted	67,737	67,358	67,643	67,241

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statement of Stockholders' Equity
For the nine months ended September 30, 2006
(Dollars in thousands, except per share data)
(unaudited)

Nine months ended September 30, 2006
Number of shares
Balance at beginning of period	67,502
Shares issued from DRP	250
Stock compensation	16
Balance at end of period	67,768

Common Stock
Balance at beginning of period	$675
Proceeds from DRP	3
Balance at end of period	678

Additional Paid-in capital
Balance at beginning of period	649,797
Amortization of stock compensation	184
Proceeds from DRP	3,809
Balance at end of period	653,790

Accumulated distributions in excess of net income
Balance at beginning of period	(208,947)
Net income available to common stockholders	36,744
Distributions declared ($0.72 per common share outstanding)	(48,677)
Balance at end of period	(220,880)

Accumulated other comprehensive income
Balance at beginning of period	293
Other comprehensive loss	(762)
Balance at end of period	(469)

Total stockholders’ equity	$433,119

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2006 and 2005 (unaudited)
(In thousands)

	Nine months ended September 30, 2006	Nine months ended September 30, 2005

Cash flows from operating activities:
Net income	$36,744	35,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,018	30,564
Non-cash charges associated with discontinued operations	186	25
Amortization of deferred stock compensation	184	126
Amortization on acquired above market lease intangibles	552	694
Amortization on acquired below market lease intangibles	(1,044)	(1,478)
Net gain on sale of investment properties	(6,640)	(549)
Minority interest	810	732
Equity in earnings from unconsolidated ventures	(2,419)	(3,171)
Mortgages receivable	(3,682)	(236)
Straight line rental income	(606)	404
Provision for doubtful accounts	(344)	(70)
Amortization on unamortized loan fees	960	1,267
Distributions from unconsolidated joint ventures	4,780	1,705
Changes in assets and liabilities:
Restricted cash	991	(695)
Accounts and rents receivable	(1,776)	(1,325)
Deposits and other assets	(712)	1,052
Accounts payable and accrued expenses	(1,331)	745
Accrued interest	649	(98)
Accrued real estate taxes	(2,155)	738
Security and other deposits	27	196
Prepaid rents and unearned income	(187)	(270)

Net cash provided by operating activities	$56,005	65,573

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2006 and 2005 (unaudited)
(In thousands)

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Cash flows from investing activities:
Restricted cash	$(7,651)	817
Proceeds from sale of interest in joint venture	-	500
Escrows held for others	(112)	(719)
Purchase of investment securities	(1,333)	(8,554)
Sale of investment securities	2,193	1,733
Additions to investment properties, net of amounts payable	(20,193)	(10,963)
Rental income under master lease agreements	(112)	48
Purchase of investment properties	(66,538)	(71,231)
Purchase of furniture, fixtures and equipment	(66)	(72)
Acquired above market lease intangibles	(179)	(132)
Acquired in place lease intangibles	(8,051)	(8,997)
Acquired below market lease intangibles	145	2,666
Distributions from unconsolidated joint ventures	1,423	6,064
Proceeds from sale of investment property, net	21,186	63,955
Construction in progress	821	(1,132)
Investment in unconsolidated joint ventures	(17,657)	(916)
Leasing fees	(962)	(831)

Net cash used in investing activities	(97,086)	(27,764)

Cash flows from financing activities:
Proceeds from the DRP	3,812	4,451
Proceeds from exercise of options	-	135
Repurchase of shares	-	(19)
Loan proceeds	25,080	94,997
Net proceeds (repayments) from unsecured line of credit	77,000	(10,000)
Loan fees	(843)	(2,397)
Purchase of minority interest units	(10,160)	-
Distributions paid	(49,726)	(49,458)
Other liabilities	(1,635)	3,311
Payoff of debt	(10,382)	(80,869)
Principal payments of debt	(532)	(496)

Net cash provided by (used in) financing activities	32,614	(40,345)

Net decrease in cash and cash equivalents	(8,467)	(2,536)

Cash and cash equivalents at beginning of period	26,804	35,508

Cash and cash equivalents at end of period	$18,337	32,972

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2006 and 2005 (unaudited)
(In thousands)

	Nine months ended September 30, 2006	Nine months ended September 30, 2005

Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties	$(85,081)	(142,538)
Assumption of mortgage debt	18,543	61,625

	$(66,538)	(80,913)

Contribution of properties and other assets, net of accumulated depreciation	$6,980	37,782
Debt associated with contribution of properties	(3,300)	(16,789)

	$3,680	20,993

Deferred gain on sale of interest in joint venture	$-	3,193

Distributions payable	$5,422	5,560

Cash paid for interest	$31,402	29,973

Impact of adoption and re-evaluation of FIN 46:

Assets:
Land, building and improvements and construction in progress, net	-	(9,281)
Other assets	-	(480)

Total assets	$-	(9,761)

Total liabilities and equity	$-	(9,761)

Investment in and advances to joint ventures at January 1, 2006 and 2005	$-	-

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006 (unaudited)
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

(1) Organization and Basis of Accounting

The Company was formed on May 12, 1994.  The Company, collectively with its consolidated entities, is a publicly held real estate investment trust ("REIT") that owns, operates and develops (directly or through its unconsolidated entities) retail shopping centers.

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
September 30, 2006 (unaudited)
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

The Company capitalizes interest costs related to construction in progress and considers both interest paid on debt obtained to fund the project and the interest cost incurred during the period that could have been avoided.  The Company has recorded approximately $93 of capitalized interest related to its joint venture with Tucker Development Corporation for the nine months ended September 30, 2006.

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the nine months ended September 30, 2006 and 2005.

Leasing fees are amortized on a straight-line basis over the life of the related lease.  Loan fees are amortized on a straight-line basis over the life of the related loan.

Offering costs are offset against the stockholders' equity accounts.  Offering costs consist principally of printing, selling and registration costs.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of September 30, 2006 and December 31, 2005, the Company held letters of credit for tenant security deposits totaling approximately $429 for each period.

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
September 30, 2006 (unaudited)
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

As of September 30, 2006 and 2005, the Company had no material derivative instruments.  The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument.  The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose the Company to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instruments.  If a derivative terminates or is sold, the gain or loss is recognized.  The Company will generally enter into derivative transactions that satisfy the aforementioned criteria only.

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

In June 2006, the FASB issued Interpretation No. 48 "Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109." This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of this Interpretation.

In September 2006, the SEC's staff issued SAB No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."  This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006.  The Company is currently evaluating the guidance in this Bulletin.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements.  This new standard provides guidance for using fair value to measure assets and liabilities.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006 (unaudited)
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

Investment in securities at September 30, 2006 and 2005 are classified as available-for-sale securities.  Available-for sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are calculated using the first in first out ("FIFO") method of accounting.  Dividend income is recognized when received.  The Company acquires stock on margin.  The margin loan is subject to its terms and conditions.  At September 30, 2006 and December 31, 2005 the loan balances were $7,607 and $9,242, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

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

Sales of investment securities available-for-sale during the nine months ended September 30, 2006 and 2005 resulted in gains on sale of $254 and $5, respectively.  These gains are included in other income in the accompanying consolidated statements of operations.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006 were as follows:

Less than 12 months	12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT stock	$2,619	(161)	2,541	(115)	5,160	(276)

Non-REIT stock	$3,217	(626)	738	(84)	3,955	(710)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006 (unaudited)
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

Venture Partner	Company's Ownership Percentage	September 30, 2006	December 31, 2005

Crow Holdings Managers, LLC	50.0%	$1,316	1,480
New York State Teachers' Retirement System	50.0%	65,089	51,409
North American Real Estate, Inc.	45.0%	1,757	-
North American Real Estate, Inc.	45.0%	2,627	-

Investment in and advances to unconsolidated joint ventures		$70,789	52,889

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

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  Differences between the Company's investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the nine months ended September 30, 2006 and 2005, the Company recorded $1,030 and $1,053, respectively, of amortization of this basis difference.

Summarized financial information for the unconsolidated joint ventures is as follows:

	September 30, 2006	December 31, 2005
Balance Sheet:

Assets:
Investment in real estate, net	$442,683	264,861
Other assets	82,834	83,709

Total assets	$525,517	348,570

Liabilities:
Mortgage payable	$287,348	158,799
Other liabilities	24,831	22,944

Total liabilities	312,179	181,743

Total equity	213,338	166,827

Total liabilities and equity	$525,517	348,570

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Statement of Operations:

Total revenues	$13,906	9,394	40,233	21,399
Total expenses	(13,496)	(7,776)	(37,533)	(17,834)

Income from continuing operations	$410	1,618	2,700	3,565

Inland’s pro rata share	$207	899	1,389	2,117

(4)     Mortgages Receivable

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with a wholly owned subsidiary of Tri-Land Properties, Inc., dated February 1, 2001.  The Company will continue to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The Company agreed to lend Tri-Land Properties, Inc. up to $21,500.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid currently and the remaining 3% to be accrued, with no additional interest, and paid upon maturity.  The loan matures on June 30, 2008.  As of September 30, 2006, the balance of this mortgage receivable was $15,088.  The loan is secured by the investment property and Tri-Land Properties, Inc. has guaranteed $1,000 of this mortgage receivable.  The Company recorded a deferred gain of $3,193 on the sale of its equity investment related to the previous joint venture agreement, as it did not qualify for gain recognition due to the lack of initial investment and continuing involvement.  Such amounts are included in other liabilities on the accompanying consolidated balance sheets.  Additionally, the Company has recorded $748 of interest income for the nine months ended September 30, 2006 and has increased the mortgage receivable balance for unpaid interest by $2,257 since inception.

In conjunction with the sale of Sears Plaza in Montgomery, Illinois, the Company gave a purchase money mortgage to the buyer in the amount of $1,000.  The buyer is required to pay interest only on a monthly basis at a rate of 9.0% per annum.  The balance of the mortgage, and any unpaid interest, are to be paid on May 1, 2007.

(5)     Transactions with Related Parties

During the nine months ended September 30, 2006 and 2005, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing from, or through, affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $50 per hour.  The Company continues to purchase these services from The Inland Group, Inc. and its affiliates and for the nine months ended September 30, 2006 and 2005, these expenses, totaling $523 and $556, respectively, are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the nine months ended September 30, 2006 and 2005 were $255 and $170, respectively, and are also included in general and administrative expenses.  The Inland Group, Inc., through affiliates, owns approximately 9.8% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc. or its affiliates.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with a wholly owned subsidiary of Tri-Land Properties, Inc., dated February 1, 2001.  The Company agreed to lend Tri-Land Properties, Inc. up to $21,500 for the development of the Century Consumer Mall in Merrillville, Indiana.  Richard Dube, the brother-in-law of Mr. Daniel Goodwin, the Company's Chairman of the Board, is the president and a principal owner of Tri-Land.  Reference is made to Note 4 for more information on the Company's mortgage receivable with Tri-Land.

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $138 and $69 for these services during the nine months ended September 30, 2006 and 2005, respectively.

In May 2005, the Company acquired a 1% interest in The Inland Real Estate Group of Companies, Inc. for a purchase price of $1.  The Inland Real Estate Group of Companies, Inc. provides assistance in the marketing of the Company's investment properties and provides representation at various trade shows and conventions.

In June and September 2006, the Company entered into joint venture agreements with North American Real Estate, Inc ("NARE") to acquire and develop vacant land located in Aurora, Illinois.  One of our directors, Joel Simmons, is a minority partner in the entity that NARE formed to be the partner in this venture.  Mr. Simmons will receive his pro rata share of NARE's earnings from this venture and is not entitled to preferred distributions.

On September 5, 2006, Inland Venture Corporation, a Taxable REIT Subsidiary previously formed by the Company, entered into a limited liability company agreement with Inland Real Estate Exchange Corporation, a wholly-owned subsidiary of The Inland Group, Inc.  The resulting joint venture was formed to facilitate Inland Venture Corporation's participation in tax-deferred exchange transactions pursuant to Section 1031 of the Internal Revenue Code using properties made available to the joint venture by Inland Venture Corporation.  The Company executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  Inland Venture Corporation will coordinate the joint venture's acquisition, property management and leasing functions, and will earn fees for services provided to the joint venture, including management and leasing fees, as well as syndication fees, which will be split equally between Inland Venture Corporation and Inland Real Estate Exchange Corporation.

(6)     Discontinued Operations

During the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company sold a total of seven investment properties.  Additionally, the Company has sold portions of certain other investment properties.  For federal and state income tax purposes, certain of the Company's sales qualified as part of tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Sequoia Shopping Center	April 22, 2005	$1,505	$1,200	$19	Yes
Ace Hardware	June 13, 2005	-	800	153	No
Walgreens	September 22, 2005	-	1,300	263	No
Mundelein Plaza (partial)	October 17, 2005	1,805	1,436	302	No
Calumet Square	November 10, 2005	1,033	852	343	Yes
Crestwood Plaza	February 22, 2006	904	1,341	(195)	No
Sears	April 27, 2006	1,645	2,664	6	No
Baker Shoes	June 14, 2006	-	3,240	2,323	Yes
Regency Point	September 12, 2006	-	8,078	3,883	Yes

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of September 30, 2006, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at September 30, 2006 and December 31, 2005, the Company has recorded $81 and $36, respectively of assets related to discontinued operations and $4 and $69, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three and nine months ended September 30, 2006, the Company has recorded income from discontinued operations of $3,977 and $6,383, respectively, including gains on sale of $3,883 and $6,017.  For the three and nine months ended September 30, 2005 , the Company recorded income from discontinued operations of $446 and $1,068, respectively, including gains on sale of $263 and $481,respectively.

(7)     Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

2006	$31,618
2007	123,859
2008	112,396
2009	98,904
2010	85,841
Thereafter	445,694

Total	$898,312

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

Certain tenant leases contain provisions providing for "stepped" rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include an increase of $606 and a decrease of $404 for the nine months ended September 30, 2006 and 2005, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $19,928 and $19,322 in related accounts and rents receivable as of September 30, 2006 and December 31, 2005, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

(8)     Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at September 30, 2006 and December 31, 2005:

Mortgagee	Interest Rate at September 30, 2006	Interest Rate at December 31, 2005	Maturity Date	Current Monthly Payment	Balance at September 30, 2006	Balance at December 31, 2005

Allstate	5.27%	5.27%	11/2012	$55	$12,500	12,500
Allstate	5.27%	5.27%	12/2012	79	18,000	18,000
Allstate	5.87%	5.87%	09/2009	29	6,000	6,000
Allstate	4.65%	4.65%	01/2010	87	22,500	22,500
Allstate (a)	9.25%	9.25%	12/2009	30	3,857	3,878
Allstate	4.70%	4.70%	10/2010	48	12,380	12,380
Allstate	5.19%	5.19%	08/2012	157	36,200	36,200
Archon Financial	4.88%	4.88%	01/2011	125	30,720	30,720
Bear, Stearns Funding, Inc.	6.03%	6.03%	07/2007	68	13,600	13,600
Bear, Stearns Funding, Inc.	6.60%	6.60%	03/2009	44	8,000	8,000
Bear, Stearns Funding, Inc.	5.01%	5.01%	04/2010	64	15,300	15,300
Bear, Stearns Funding, Inc.	5.14%	5.14%	04/2010	48	11,125	11,125
Bear, Stearns Funding, Inc.	5.17%	5.17%	04/2010	102	23,690	23,690
Bear, Stearns Funding, Inc.	4.11%	4.11%	06/2011	133	38,730	38,730
Bear, Stearns Funding, Inc.	5.01%	5.01%	10/2010	33	7,885	7,885
Bear Stearns Funding, Inc.	5.33%	-	07/2013	71	16,000	-
Berkshire Mortgage (a)	7.79%	7.79%	10/2007	87	13,324	13,480
Column Financial, Inc	7.00%	7.00%	11/2008	146	25,000	25,000
John Hancock Life Insurance (a)	7.65%	7.65%	01/2018	77	12,035	12,141
Key Bank	5.00%	5.00%	10/2010	31	7,500	7,500
LaSalle Bank N.A.	-	6.81%	-	-	-	7,833
LaSalle Bank N.A.	5.52%	5.52%	04/2010	62	13,550	13,550
LaSalle Bank N.A. (b)	4.86%	4.86%	12/2006	66	16,411	16,411
LaSalle Bank N.A.	4.88%	4.88%	11/2011	121	29,650	29,650
LaSalle Bank N.A. (c)	6.73%	-	12/2010	41	7,833	-
LaSalle Bank N.A. (c)	6.73%	5.09%	04/2010	14	2,468	2,468
LaSalle Bank N.A. (c)	6.73%	5.09%	06/2010	15	2,732	2,732
LaSalle Bank N.A. (c)	6.73%	5.09%	06/2010	13	2,255	2,255
LaSalle Bank N.A. (c)	6.73%	3.59%	04/2010	13	2,400	2,400
LaSalle Bank N.A. (b) (c)	7.13%	5.89%	12/2006	110	18,738	21,287
LaSalle Bank N.A. (c)	7.13%	5.89%	12/2007	87	14,898	14,898
LaSalle Bank N.A. (c)	6.73%	5.49%	07/2010	60	10,654	10,654
LaSalle Bank N.A. (c) (d)	4.13%	3.93%	12/2014	21	6,200	6,200
LaSalle Bank N.A. (b) (c)	7.08%	6.04%	12/2006	25	4,314	3,066
Lehman Brothers Holding, Inc.	6.36%	6.36%	10/2008	289	54,600	54,600
Metlife Insurance Company	4.71%	4.71%	12/2010	79	20,100	20,100
Midland Loan Serv. (a)	7.86%	7.86%	01/2008	31	4,667	4,729
Midland Loan Serv. (a)	5.17%	-	01/2014	79	18,355	-
Nomura Credit & Capital	5.02%	5.02%	08/2011	37	8,800	8,800
Principal Life Insurance	5.96%	5.96%	12/2008	55	11,000	11,000
Principal Life Insurance	5.25%	5.25%	10/2009	32	7,400	7,400
Principal Life Insurance	3.99%	3.99%	06/2010	109	32,930	32,930
Principal Real Estate Investors	-	5.29%	12/2012	-	-	6,600
Woodmen of the World	6.75%	6.75%	06/2008	26	4,625	4,625

Mortgages Payable					$628,926	602,817

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

(a)	These loans require payments of principal and interest monthly; all other loans listed are interest only.

(b)

Approximately $39,463 of the Company's mortgages payable mature during 2006.  The Company intends to replace these loans with new debt for terms of five years or longer at the market interest rate at the time the existing debt matures.

(c)	Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

(d)

As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994, issued by the Village of Skokie, Illinois.  The interest rate on these bonds floats and is reset weekly by a re-marketing agent.  The rate at June 30, 2006 was 4.13%.  The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding, paid annually.  In addition, the Company is required to pay a re-marketing fee of 0.125% per annum of the principal amount outstanding, paid quarterly, and a trustee fee of $500, also paid quarterly.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2010 and thereafter, based on debt outstanding at September 30, 2006:

2006	$40,209
2007	43,639
2008 (a)	246,958
2009	29,550
2010	195,841
Thereafter	214,729

Total	$770,926

(a)

Included in the debt maturing during 2008 is our line of credit with KeyBank N.A.

(9)     Line of Credit

On June 28, 2002, the Company entered into a $100,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years.  The funds from this line of credit are used to purchase additional investment properties.

On April 22, 2005, the Company completed a second amendment to this line of credit.  The aggregate commitment of the Company's line is $400,000 and matures on April 22, 2008.  The Company pays interest only on draws under the line at the rate equal to 120 – 160 basis points over LIBOR.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In conjunction with this amendment, the Company paid approximately $541 in fees and costs.  The outstanding balance on the line of credit was $142,000 as of September 30, 2006.

The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2006, the Company was in compliance with these covenants.

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
September 30, 2006 (unaudited)
(In thousands, except per share data and square footage amounts)

As of September 30, 2006, 64 shares of common stock issued pursuant to employment agreements were outstanding, of which 21 have vested.  Additionally, the Company issued 34 shares pursuant to employment incentives of which 8 have vested.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of September 30, 2006 and December 31, 2005, respectively, options to purchase 34 and 29 shares of common stock at exercise prices ranging from $9.05 to $10.45 per share were outstanding, respectively.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

The basic weighted average number of common shares outstanding were 67,574 and 67,192 for the nine months ended September 30, 2006 and 2005, respectively.  The diluted weighted average number of common shares outstanding were 67,643 and 67,241 for the nine months ended September 30, 2006 and 2005, respectively.

(11)     Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers and employment incentives.

As of September 30, 2006, the Company has issued the following shares:

Fiscal year shares issued	Shares issued pursuant to employment agreements	Shares issued pursuant to employment incentives	Average share price on the date of issuance	Aggregate value of shares issued pursuant to employment agreements	Aggregate value of shares issued pursuant to employment incentives	Deferred stock compensation

Prior to 2004	5	-	$11.00	$60	$-	$12
2004	32	15	12.93	411	193	332
2005	19	11	15.18	290	167	343
2006	8	8	16.01	129	130	246

	64	34		$890	$490	$933

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the share value was determined to be equal to the last price at which the Company sold shares, prior to its listing on the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  The officers may receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $184 and $126 were recorded in connection with the vesting of these shares, for the nine months ended September 30, 2006 and 2005, respectively.

(12)     Segment Reporting

The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Florida, Illinois, Indiana, Michigan, Minnesota, Missouri, Nebraska, Ohio, Tennessee and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006 (unaudited)
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

The property net operating income is summarized in the following table for the three and nine months ended September 30, 2006 and 2005, along with reconciliation to income from continuing operations.  Net investment properties and other related segment assets, non-segment assets and total assets are also presented as of September 30, 2006 and 2005:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005

Rental income	$32,599	30,919	96,498	95,084
Tenant recoveries	11,465	11,458	35,804	35,940
Property operating expenses	(4,397)	(4,843)	(14,352)	(16,966)
Real estate tax expense	(7,910)	(8,414)	(24,232)	(23,990)

Property net operating income	31,757	29,120	93,718	90,068

Other income:
Straight-line rental income	352	294	605	(16)
Lease termination income	200	-	322	6,264
Other property income	232	210	482	630
Other income	1,389	738	3,297	1,590
Fee income on unconsolidated joint ventures	657	540	1,747	1,463
Gain on sale of investment properties	132	223	623	68

Other expenses:
Bad debt expense	(244)	(54)	(775)	(785)
Depreciation and amortization	(10,267)	(9,665)	(31,018)	(30,088)
General and administrative expenses	(2,428)	(2,339)	(7,374)	(6,503)
Interest expense	(11,490)	(10,070)	(32,875)	(30,980)
Minority interest	(194)	(299)	(810)	(732)
Equity in earnings of unconsolidated joint ventures	553	1,237	2,419	3,170

Income from continuing operations	$10,649	9,935	30,361	34,149

Net investment properties and related assets, including discontinued operations			1,128,258	1,073,149
Non-segment assets			138,034	117,766

Total assets			1,266,292	1,190,915

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006 (unaudited)
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

(14) Subsequent Events

On October 17, 2006, the Company paid a cash distribution of $0.08 per share on the outstanding shares of its common stock to stockholders of record at the close of business on October 2, 2006.

On October 18, 2006, the Company announced that it had declared a cash distribution of $0.08 per share on the outstanding shares of its common stock.  This distribution will be paid on November 17, 2006 to stockholders of record at the close of business on October 31, 2006.

Effective October 1, 2006, we entered into an agreement with a limited liability company formed as an insurance association captive (Captive), which is wholly owned by us and three other entities previously sponsored by Inland Real Estate Investment Corporation: Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc.  Inland Risk & Insurance Management Services, Inc., an affiliate of The Inland Group, Inc., provides services to the Captive.  The Captive was formed to more efficiently manage the respective insurance coverage of the members and the premiums associated with property casualty coverage.  The Captive will annually oversee the purchase of one or more insurance policies from a third party insurer that cover properties of its members that will be acceptable to all members. Portions of these insurance policies agreed upon by all members will be funded or reimbursed by insurance policies purchased from the Captive by the members. The premium associated with the non-catastrophic property and casualty insurance policies purchased from the Captive will be divided amongst each of the members based upon a determination by a third-party, independent actuary of the losses, loss reserves and loss expenses that each member is expected to incur and a proportional allocation of associated operating costs.  Each member initially contributed approximately $188 to the Captive in the form of a capital contribution.  The Captive will use this capital to pay a portion of certain property and casualty losses and general liability losses suffered by a member under the policies purchased by the Captive subject to deductibles applicable to each occurrence.  These losses will be paid by the Captive up to and including a certain dollar limit per occurrence, after which the losses are covered by the third party insurer.  We are required to remain as a member of the Captive for a period of five years.

Effective October 10, 2006, the Company contributed Honey Creek Commons to its previously disclosed joint venture with Inland Real Estate Exchange Corporation.  The Company purchased this property on January 11, 2006 for approximately $23,800 and subsequently paid approximately $2,600 in earnout payments.  The Company is contributing the property to the joint venture at a price equal to its total purchase price less debt of approximately $16,000.

On October 26, 2006, the Company purchased Ravinia Plaza from an unaffiliated third party for $18,100.  The acquisition was completed through the Company's joint venture with NYSTRS.  The purchase price was partially funded through an assumption of debt and the remaining purchase price was funded with cash and cash equivalents.  The property is located in Orland Park, Illinois and contains 101,384 square feet of leasable area.  Its major tenants are Borders Books & Music, Pier 1 Imports and Panera Bread.

On October 26, 2006, the Company purchased a 25% or $10,369 participation interest in a note receivable from Inland American Real Estate Trust, Inc. ("IARETI"), an affiliate of The Inland Group, Inc.  IARETI maintains the risk of non-payment by the borrower.  The Company will receive its pro rata share of interest and loan fees.

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

Executive Summary

We are an owner/operator of Neighborhood Retail Centers (gross leasable areas ranging from 5,000 to 150,000 square feet) and Community Centers (gross leasable areas in excess of 150,000 square feet).  We are a self-administered REIT incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  As of September 30, 2006, we owned interests in 144 investment properties.

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

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental measure to compare our performance and operations to that of other REITs .  Due to certain unique operating characteristics of real estate companies, NAREIT, an industry trade group, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO in conjunction with our acquisition policy to determine investment capitalization strategy and we also use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives payable by us to certain executives, based on our performance.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.

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

Based on the above measures, we have historically performed comparably with those in our property sector peer group.

There are costs and issues associated with re-leasing our properties, including:

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

Acquisitions:

•

We seek to selectively acquire well located open air retail centers.

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

Acquisitions and Dispositions

During the nine months ended September 30, 2006 and the year ended December 31, 2005, we completed the following acquisitions and dispositions:

Acquisitions during the nine months ended September 30, 2006:

•

Six investment properties, totaling approximately 1,189,000 square feet, for approximately $239,795 in the aggregate;

•

54 acres of vacant land through our joint venture with TMK Development, Ltd. for approximately $8,400;

•

Vacant parcel of land at Shakopee Valley Marketplace for approximately $848; and

•

57 acres of vacant land through our joint ventures with North American Real Estate, Inc. for approximately $27,200.

Dispositions during the nine months ended September 30, 2006:

•

15 acres of vacant land through our joint venture with TMK Development, Ltd.; and

•

Four investment properties.

Total proceeds from these sales were approximately $21,186.

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

The acquisition price per square foot is higher in 2006 than it was in 2005.  We believe that this does not reflect a market trend, but reflects solely the acquisition of Algonquin Commons, is a lifestyle center, that was purchased for approximately $275 per square foot.  This price is significantly higher than the amount per square foot that we typically pay for other centers, but is in line with the average price for this type of center, based on comparable property sales.

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

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and, if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the nine months ended September 30, 2006 and 2005.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as a component of amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of September 30, 2006 and December 31, 2005, we had not allocated any amounts to customer relationships.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consist of cash and short-term investments.  Cash and cash equivalents at September 30, 2006 and December 31, 2005 were $18,337 and $26,804, respectively.  See our discussion of the Statements of Cash Flows for a description of our cash activity during the nine months ended September 30, 2006 and 2005.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  We believe that the risk is not significant as we do not anticipate the financial institutions' non-performance.

Income generated from our investment properties is the primary operating source from which we generate cash.  The table below presents lease payments to be received in the future from properties that we owned as of September 30, 2006.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), our draws on the line of credit with KeyBank N.A., proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  If necessary, such as for new acquisitions, we can generate cash flow by entering into financing arrangements or possible joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties, joint venture commitments and to repay draws on the line of credit.

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

2006	$31,618
2007	123,859
2008	112,396
2009	98,904
2010	85,841
Thereafter	445,694

Total	$898,312

As of September 30, 2006, we owned interests in 144 investment properties.  Of the 144 investment properties owned, 20 are currently unencumbered by any indebtedness.  We generally limit our indebtedness to approximately 50% of the original purchase price, or current market value if higher, of the investment properties in the aggregate.  These 20 unencumbered investment properties were purchased for an aggregate purchase price of approximately $108,570 and would therefore yield at least $54,285 in additional cash from financing, using this standard.  In the aggregate, all of our 144 investment properties are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $0.96 per share on an annual basis.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2010 and thereafter based on debt outstanding at September 30, 2006:

2006	$40,209
2007	43,639
2008 (a)	246,958
2009	29,550
2010	195,841
Thereafter	214,729

Total	$770,926

(a)

Included in the debt maturing during 2008 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2006, we were in compliance with such covenants.

The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005:

	2006	2005

Net cash provided by operating activities	$56,005	65,573

Net cash used in investing activities	$(97,086)	(27,764)

Net cash provided by (used in) financing activities	$32,614	(40,345)

Statements of Cash Flows

Cash provided by operating activities during the nine months ended September 30, 2006 decreased $9,568, as compared to the nine months ended September 30, 2005, due primarily to a one-time lease termination fee in the amount of $6,100 from Dominick's Finer Food to terminate its lease at the Highland Park location received during the nine months ended September 30, 2005.  This fee is included in lease termination income on our consolidated statements of operations for the nine months ended September 30, 2005.  This decrease in cash is partially offset by cash flows from operations generated by properties acquired during 2006 and 2005, subsequent to the dates of their acquisitions and operating distributions received from the operations of our joint ventures.

Net cash used in investing activities increased by $69,322 as we acquired five investment properties during the nine months ended September 30, 2006 at a cost of $74,623, completed $20,193 in additions to our investment properties and generated $21,186 of disposition proceeds, as compared to the acquisition of five investment properties during the nine months ended September 30, 2005 at a cost of $77,694, additions to our investment properties totaling $10,963 and generating $63,955 of disposition proceeds.  During the nine months ended September 30, 2006, we invested approximately $17,000 for the purchase of land and one investment property in our joint ventures.  Additionally, we received less cash distributions from our joint ventures and used less cash to purchase investment securities during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005.

Net cash provided by financing activities was $32,614 during the nine months ended September 30, 2006, as compared to net cash used in financing activities of $40,345 during the nine months ended September 30, 2005.  This increase is due primarily to an increase in proceeds received from our line of credit.  This increase is offset by a decrease in loan proceeds, net of loan payoffs and the purchase of minority interest units in one of our joint ventures, at a cost of $10,160.

Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2006 and 2005.  As of September 30, 2006, we owned interests in 27 single-user retail properties, 89 Neighborhood Retail Centers and 28 Community Centers.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same three and nine month periods during each year.  A total of 122 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.3 million square feet.  A total of ten investment properties, those that have been acquired during the three and nine months ended September 30, 2006 and the year ended December 31, 2005 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 74% of the square footage of our portfolio at September 30, 2006.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.

Net income available to common stockholders and net income available to common stockholders per weighted average common share for the three and nine months ended September 30, 2006 and 2005 are summarized below:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005

Net income available to common stockholders	$14,626	10,381	36,744	35,217

Net income available to common stockholders per weighted average common share – basic and diluted	$0.22	0.15	0.54	0.52

Weighted average number of common shares outstanding – basic	67,668	67,309	67,574	67,192

Weighted average number of common shares outstanding – diluted	67,737	67,358	67,643	67,241

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income,  interest, depreciation, amortization and bad debt expense for the three and nine months ended September 30, 2006 and 2005 along with reconciliation to income from continuing operations, calculated in accordance with U.S. GAAP.

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005

Rental income and tenant recoveries
"Same store" investment properties, 122 properties, approximately 10.3 million square feet	$41,467	41,042	124,863	123,475
"Other investment properties,” 10 properties, approximately 799,000 square feet	2,597	1,335	7,439	7,549

Total rental income and tenant recoveries	44,064	42,377	132,302	131,024

Property operating expenses:
"Same store" investment properties (excluding interest, depreciation, amortization and bad debt expense)	$11,913	12,952	37,003	38,388
"Other investment properties" (excluding interest, depreciation, amortization and bad debt expense)	394	305	1,581	2,568

Total property operating expenses	12,307	13,257	38,584	40,956

Net operating income (rental and additional rental income less property operating expenses):
"Same store" investment properties	$29,554	28,090	87,860	85,087
"Other investment properties"	2,203	1,030	5,858	4,981

Total property net operating income	31,757	29,120	93,718	90,068

Other income:
Straight-line rental income	352	294	605	(16)
Lease termination income	200	-	322	6,264
Other property income	232	210	482	630
Other income	1,389	738	3,297	1,590
Fee income from unconsolidated joint ventures	657	540	1,747	1,463
Gain on sale of investment properties	132	223	623	68

Other expenses:
Bad debt expense	(244)	(54)	(775)	(785)
Depreciation and amortization	(10,267)	(9,665)	(31,018)	(30,088)
General and administrative expenses	(2,428)	(2,339)	(7,374)	(6,503)
Interest expense	(11,490)	(10,070)	(32,875)	(30,980)
Minority interest	(194)	(299)	(810)	(732)
Equity in earnings of unconsolidated joint ventures	553	1,237	2,419	3,170

Income from continuing operations	$10,649	9,935	30,361	34,149

On a "same store" basis, (comparing the results of operations of the investment properties owned during the three and nine months ended September 30, 2006 with the results of the same investment properties during the three and nine months ended September 30, 2005), property net operating income increased by $1,464 with total rental income and tenant recoveries increasing by $425 and total property operating expenses decreasing by $1,039 for the three months ended September 30, 2006.  Property net operating income increased by $2,773 with total rental income and tenant recoveries increasing by $1,388 and total property operating expenses decreasing by $1,385 for the nine months ended September 30, 2006.

Total rental income and tenant recoveries for the three months ended September 30, 2006 and 2005 were $44,064 and $42,377, respectively, and for the nine months ended September 30, 2006 and 2005, these amounts were $132,302 and $131,024, respectively.  The primary reasons for the increase in rental income and tenant recoveries for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005 is positive leasing spreads on our "same store" properties and income received on our "other investment properties."

Lease termination income decreased for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005.  During the nine months ended September 30, 2005, we received $6,100 from Dominick's Finer Food to terminate its lease at the Highland Park location.

Total property operating expenses for the three months ended September 30, 2006 and 2005 were $12,307 and 13,257, respectively, and for the nine months ended September 30, 2006 and 2005, these amounts were $38,584 and $40,956, respectively.  For the three months ended September 30, 2006 and 2005, the decrease in expenses is due to a decrease in real estate taxes and common area maintenance expenses on our "same store" portfolio of properties.  For the nine months ended September 30, 2006 and 2005, the decrease in expense is due to a decrease in expenses on our "other investment properties" portfolio of $987.  Additionally, the decrease is due to a decrease in common area and grounds maintenance expenses on our "same store" portfolio of properties.  The decrease is due in most part to lower snow removal costs in 2006, as compared to 2005.  This decrease is offset by an increase in real estate taxes on our "same store" portfolio.

General and administrative expenses increased $89 and $871, for the three and nine months ended September 30, 2006, respectively, as compared to the three and nine months ended September 30, 2005.  This increase is due to an increase in salaries and other payroll related items and board of director fees.  Additionally, during the nine months ended September 30, 2006, our marketing expenses have increased as we began utilizing a public relations firm.

Other income increased $651 and $1,707, for the three and nine months ended September 30, 2006, respectively, as compared to the three and nine months ended September 30, 2005 due to several factors.

•

Interest received on our mortgages receivable increased for the three and nine months ended September 30, 2006.  No such income was reflected during the three and nine months ended September 30, 2005.

•

Dividend income received on our investment in securities increased for the three and nine months ended June 30, 2006, as compared to the three and nine months ended September 30, 2005.

•

Gains on the sale of our investment in securities increased for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005.

Interest expense increased for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, due to several factors.  We have increased our mortgages payable as well as the outstanding balance on our line of credit, resulting in higher interest expense.  Additionally, the interest rates charged on our variable rate mortgages have increased during the nine months ended September 30, 2006.

Joint Ventures

Consolidated joint ventures are those where we are either the primary beneficiary of a variable interest entity or have substantial influence over or control the entity.  The primary beneficiary is the party that absorbs a majority of the entity's expected residual returns and losses.  The third parties' interests in these consolidated entities are reflected as minority interest in the accompanying consolidated financial statements.  All inter-company balances and transactions have been eliminated in consolidation.

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Unconsolidated joint ventures are those where we are not the primary beneficiary of a variable interest entity or do not have substantial influence over or control the entity.  We account for our interest in these ventures using the equity method of accounting.  Pertinent information related to these ventures is summarized in the following table.

Venture Partner	Company's Ownership Percentage	September 30, 2006	December 31, 2005

Crow Holdings Managers, LLC	50.0%	1,316	1,480
New York State Teachers' Retirement System	50.0%	65,089	51,409
North American Real Estate, Inc.	45.0%	1,757	-
North American Real Estate, Inc.	45.0%	2,627	-

Investment in and advances to unconsolidated joint ventures		70,789	52,889

Our proportionate share of the earnings or losses related to these ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations.  Additionally, we earn fees for providing property management, leasing and acquisition activities to these ventures.  We recognize only our share of these fees in the accompanying consolidated statements of operations.

The operations of properties contributed by us are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  Differences between our investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the nine months ended September 30, 2006 and 2005, we recorded $1,030 and $1,053, respectively, of amortization of this basis difference.

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

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005

Net income	$14,626	10,381	36,744	35,217
Gain on sale of investment properties, net of minority interest	(4,015)	(486)	(6,405)	(549)
Gain on non-operating property	-	-	156	33
Equity in depreciation of unconsolidated ventures	2,476	1,311	6,638	2,812
Amortization on in-place lease intangibles	755	684	2,253	2,223
Amortization on leasing commissions	201	167	574	514
Depreciation, net of minority interest	9,156	8,686	27,640	27,056

Funds From Operations	$23,199	20,743	67,600	67,306

Net income available to common stockholders per weighted average common share – basic and diluted	$0.22	0.15	0.54	0.52

Funds From Operations, per weighted average common share – basic and diluted	$0.34	0.31	1.00	1.00

Weighted average number of common shares outstanding, basic	67,668	67,309	67,574	67,192

Weighted average number of common shares outstanding, diluted	67,737	67,358	67,643	67,241

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

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005

Income from continuing operations	$10,649	9,935	30,361	34,149
Gain (loss) from operations	(132)	(223)	(623)	(68)
Income (loss) from discontinued operations	94	183	366	587
Interest expense	11,490	10,070	32,875	30,980
Interest expense associated with discontinued operations	-	49	44	162
Interest expense associated with unconsolidated ventures	1,755	936	4,880	2,068
Depreciation and amortization	10,267	9,665	31,018	30,088
Depreciation and amortization associated with discontinued operations	27	103	186	501
Depreciation and amortization associated with unconsolidated ventures	2,481	1,313	6,654	2,818

EBITDA	$36,631	32,031	105,761	101,285

Total Interest expense	$13,245	11,055	37,799	33,210

EBITDA: Interest expense coverage ratio	$2.8 x	2.9 x	2.8 x	3.0 x

The following table lists the approximate physical occupancy levels for our wholly-owned investment properties as of the end of each quarter during 2006 and 2005.  N/A indicates we did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06	06/30/06	09/30/06
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

22nd St. Plaza Outlot, Oakbrook Terrace, IL	10,047	65	65	99	99	99	99	99
Ameritech, Joliet, IL	4,504	100	100	100	100	100	100	100
Aurora Commons, Aurora, IL	126,908	98	98	98	98	98	97	97
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100	100	100
Baytowne Square, Champaign, IL	118,842	99	99	99	98	98	98	97
Bergen Plaza, Oakdale, MN	272,233	98	98	98	97	94	96	95(a)
Berwyn Plaza, Berwyn, IL	18,138	26	21	95	21	100	100	100
Big Lake Town Square, Big Lake, MN	67,858	N/A	N/A	N/A	N/A	100	100	100
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	91	91	91	94	94	94	97(a)
Burnsville Crossing, Burnsville, MN	91,015	99	99	99	99	99	99	99
Butera Market, Naperville, IL	67,632	100	100	100	100	100	100	100
Byerly's Burnsville, Burnsville, MN	72,365	100	96	96	96	96	100	96
Carmax, Schaumburg, IL	93,333	100	100	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	93	96	96	96	96	96	96
Chestnut Court, Darien, IL	170,027	89	99	99	99	99	99	99
Circuit City, Traverse City, MI	21,337	0	0	0	0	0	0	0(a)
Cliff Lake Centre, Eagan, MN	73,582	96	96	96	100	95	95	92
Crystal Point, Crystal Lake, IL	339,898	100	100	95	100	100	100	100
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0	0	0	0	0	0	0(a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0	0	0(a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100	100	100
Cub Foods, Arden Hills, MN	68,442	100	100	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	98	98	100	100	100	100	100
Deer Trace II, Kohler, WI	24,410	100	100	100	100	100	100	100
Disney, Celebration, FL	166,131	100	100	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100	100	100
Dominick's, Hammond, IN	71,313	100	100	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06	06/30/06	09/30/06
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Dominick's, West Chicago, IL	78,158	0	0	0	0	0	0	0
Downers Grove Mkt, Downers Grove, IL	104,449	99	99	99	100	100	99	99
Eastgate Shopping Center, Lombard, IL	131,601	93	89	91	84	84	86	85
Eckerd Drug, Chattanooga, TN	10,908	100	100	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	97	97	93	99	97	97	97(a)
Elmhurst City Center, Elmhurst, IL	39,090	97	97	100	100	100	100	100
Fashion Square, Skokie, IL	84,580	96	96	96	96	92	92	100
Fashion Square II, Skokie, IL	7,151	100	100	100	100	100	100	100
Four Flaggs, Niles, IL	306,661	98	99	99	99	85	85	85(a)
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	100	96	96	96	100	100	100
Goodyear, Montgomery, IL	12,903	100	100	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	100	100	100	100
Hartford Plaza, Naperville, IL	43,762	97	100	100	95	95	95	100
Hawthorn Village, Vernon Hills, IL	98,806	98	98	96	96	96	83	95
Hickory Creek Market, Frankfort, IL	55,831	94	89	89	89	89	87	86
High Point Center, Madison, WI	86,004	88	90	94	94	88	88	88(a)
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100	100	100
Home Goods Store, Coon Rapids, MN	25,145	N/A	N/A	N/A	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	100	100	100
Honey Creek Commons, Terra Haute, IN	179,100	N/A	N/A	N/A	N/A	81	96	100
Iroquois Center, Naperville, IL	140,981	65	98	100	99	98	97	95(a)
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	79	79	100	79	100	100	100
Lake Park Plaza, Michigan City, IN	229,639	74	74	74	72	72	72	72(a)
Lansing Square, Lansing, IL	233,508	89	89	99	89	89	89	71
Mallard Crossing, Elk Grove Village, IL	82,929	100	100	100	100	100	100	100
Mankato Heights, Mankato, MN	139,916	100	100	97	97	97	97	99
Maple Grove Retail, Maple Grove, MN	79,130	97	97	97	97	97	97	97
Maple Park Place, Bolingbrook, IL	227,795	97	97	97	97	97	100	100
Maple Plaza, Downers Grove, IL	31,196	100	95	95	95	95	95	89(a)
Medina Marketplace, Medina, OH	72,781	100	100	100	100	100	100	100
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	16,803	100	100	96	100	100	100	100

	Gross
	Leasable
	Area	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06	06/30/06	09/30/06
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Nantucket Square, Schaumburg, IL	56,981	74	74	69	94	92	98	77(a)
Naper West, Naperville, IL	164,812	88	89	95	89	89	89	95
Naper West Ph II, Naperville, IL	50,000	73	73	73	73	73	73	73
Niles Shopping Center, Niles, IL	26,109	83	71	71	99	99	87	87
Northgate Center, Sheboygan, WI	73,647	N/A	95	95	95	96	96	99
Oak Forest Commons, Oak Forest, IL	108,330	32	32	32	31	98	98	99
Oak Forest Commons III, Oak Forest, IL	7,424	88	88	76	76	76	88	76(a)
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	100	96	94	92	58	61	97
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100	100	100
Park Avenue Center, Highland Park, IL	71,442	0	0	0	29	61	61	61
Park Center Plaza, Tinley Park, IL	194,599	98	98	99	97	97	97	97(a)
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	100	100	100
Park Square, Brooklyn Park, MN	137,109	38	46	38	50	50	82	88(a)
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	97	98	98	98	98	98	99
Plymouth Collection, Plymouth, MN	45,915	100	100	100	100	100	100	100
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	100	100	100	97	99	99	99
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	100	100	100
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	94	92	92	97	98	98	98
River Square Center, Naperville, IL	58,260	92	97	97	100	92	94	92(a)
Rivertree Court, Vernon Hills, IL	298,862	98	97	99	99	97	97	93(a)
Rochester Marketplace, Rochester, MN	70,213	91	91	54	54	61	100	100
Rose Naper Plaza East, Naperville, IL	11,658	100	100	100	100	100	88	88(a)
Rose Naper Plaza West, Naperville, IL	14,335	100	100	100	89	89	89	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100	100	100
Roundy’s, Waupaca, WI	63,780	N/A	N/A	N/A	N/A	100	100	100
Salem Square, Countryside, IL	112,310	100	100	100	100	100	100	100
Schaumburg Plaza, Schaumburg, IL	61,485	91	91	91	91	91	91	91
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	100	100	100	100	90

	Gross
	Leasable
	Area	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06	06/30/06	09/30/06
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Shakopee Valley, Shakopee, MN	146,430	100	100	100	100	100	100	99(a)
Shannon Square Shoppes, Arden Hills, MN	29,196	100	100	100	100	100	100	96
Shingle Creek, Brooklyn Center, MN	39,456	85	85	73	73	73	77	100
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	18	18	16	16	16	16	18
Shops at Grayhawk, Omaha, NB	227,350	N/A	N/A	N/A	N/A	100	98	96(a)
Shops at Orchard Place, Skokie, IL	165,141	90	90	88	98	97	97	97
Six Corners, Chicago, IL	80,650	72	97	97	97	95	95	97
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	89	92	92	92	97	70	70
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100	100	100
St. James Crossing, Westmont, IL	49,994	92	90	95	98	83	82	82(a)
Staples, Freeport, IL	24,049	100	100	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	98	95	95	95	95	95	95
Terramere Plaza, Arlington Heights, IL	40,965	79	75	87	77	74	74	74(a)
Townes Crossing, Oswego, IL	105,989	100	100	100	100	97	97	98
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100	100	100
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100	100	100
University Crossing, Mishawaka, IN	136,430	99	99	100	100	100	100	100
V. Richard's Plaza, Brookfield, WI	107,952	97	96	98	98	98	93	96
Village Ten Center, Coon Rapids, MN	211,568	98	98	98	98	98	98	98
Walgreens, Decatur, IL	13,500	100	0	0	0	0	0	0(a)
Walgreens, Jennings, MO	15,120	100	100	100	100	100	100	100
Wauconda Crossing, Wauconda, IL	90,290	N/A	N/A	N/A	N/A	N/A	N/A	99
Wauconda Shopping Ctr, Wauconda, IL	31,357	100	100	100	100	100	100	31
West River Crossing, Joliet, IL	32,452	96	100	100	100	96	96	96
Western and Howard, Chicago, IL	11,974	100	100	100	83	83	83	83
Wilson Plaza, Batavia, IL	11,160	88	88	88	88	88	88	88
Winnetka Commons, New Hope, MN	42,415	89	86	86	78	81	88	87(a)
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100	100	100	100	100	100	100
Woodfield Plaza, Schaumburg, IL	177,160	94	100	97	94	97	97	97
Woodland Commons, Buffalo Grove, IL	170,398	97	98	96	97	96	96	95(a)
Woodland Heights, Streamwood, IL	120,436	90	90	93	93	97	93	93
	11,124,469

The following table lists the approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of the end of each quarter during 2006 and 2005.  N/A indicates the relevant joint venture did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06	06/30/06	09/30/06
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Algonquin Commons I, Algonquin, IL	560,433	N/A	N/A	N/A	N/A	85	96	96(a)
Chatham Ridge, Chicago, IL	175,754	94	93	93	99	99	99	69(a)
Cobblers Crossing, Elgin, IL	102,643	96	100	100	94	92	99	99
Forest Lake Marketplace, Forest Lake, MN	93,853	98	98	98	100	100	100	100
Greentree Center, Caledonia, WI	163,268	93	94	94	94	94	100	97(b)
Greentree Outlot, Caledonia, WI	6,000	100	100	100	100	100	100	100
Hastings Marketplace, Hastings, MN	97,535	96	97	100	100	99	99	99(a)
Mapleview, Grayslake, IL	114,914	95	95	95	93	92	91	91
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100	100	100
Orland Park Place, Orland Park, IL	599,664	N/A	87	86	93	87	88	93(b)
Randall Square, Geneva, IL	216,485	99	100	99	100	99	99	100
Regal Showplace, Crystal Lake, IL	94,860	96	96	96	96	96	96	96
Shoppes of Mill Creek, Palos Park, IL	102,422	100	100	100	99	99	100	100
Thatcher Woods, River Grove, IL	193,313	98	98	98	98	98	98	98
Woodfield Comm E/W, Schaumburg, IL	207,452	92	93	93	90	99	99	95(a)

	2,845,596

(a)

We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 77% to 100% at September 30, 2006 for each of these centers.

(b)

We, from time to time, receive payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  U.S. GAAP requires us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of September 30, 2006, the Company had two investment properties, Greentree Center, located in Caledonia, Wisconsin; and Orland Park Place, located in Orland Park, Illinois subject to master lease agreements.

Subsequent Events

On October 17, 2006, we paid a cash distribution of $0.08 per share on the outstanding shares of its common stock to stockholders of record at the close of business on October 2, 2006.

On October 18, 2006, we announced that it had declared a cash distribution of $0.08 per share on the outstanding shares of its common stock.  This distribution will be paid on November 17, 2006 to stockholders of record at the close of business on October 31, 2006.

Effective October 1, 2006, we entered into an agreement with a limited liability company formed as an insurance association captive (Captive), which is wholly owned by us and three other entities previously sponsored by Inland Real Estate Investment Corporation: Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc.  Inland Risk & Insurance Management Services, Inc., an affiliate of The Inland Group, Inc., provides services to the Captive.  The Captive was formed to more efficiently manage the respective insurance coverage of the members and the premiums associated with property casualty coverage.  The Captive will annually oversee the purchase of one or more insurance policies from a third party insurer that cover properties of its members that will be acceptable to all members. Portions of these insurance policies agreed upon by all members will be funded or reimbursed by insurance policies purchased from the Captive by the members. The premium associated with the non-catastrophic property and casualty insurance policies purchased from the Captive will be divided amongst each of the members based upon a determination by a third-party, independent actuary of the losses, loss reserves and loss expenses that each member is expected to incur and a proportional allocation of associated operating costs.  Each member initially contributed approximately $188 to the Captive in the form of a capital contribution.  The Captive will use this capital to pay a portion of certain property and casualty losses and general liability losses suffered by a member under the policies purchased by the Captive subject to deductibles applicable to each occurrence.  These losses will be paid by the Captive up to and including a certain dollar limit per occurrence, after which the losses are covered by the third party insurer.  We are required to remain as a member of the Captive for a period of five years.

Effective October 10, 2006, we contributed Honey Creek Commons to our previously disclosed joint venture with Inland Real Estate Exchange Corporation.  We purchased this property on January 11, 2006 for approximately $23,800 and subsequently paid approximately $2,600 in earnout payments.  We are contributing the property to the joint venture at a price equal to our total purchase price less debt of approximately $16,000.

On October 26, 2006, we purchased Ravinia Plaza from an unaffiliated third party for $18,100.  The acquisition was completed through our joint venture with NYSTRS.  The purchase price was partially funded through an assumption of debt and the remaining purchase price was funded with cash and cash equivalents.  The property is located in Orland Park, Illinois and contains 101,384 square feet of leasable area.  Its major tenants are Borders Books & Music, Pier 1 Imports and Panera Bread.

On October 26, 2006, we purchased a 25% or $10,369 participation interest in a note receivable from Inland American Real Estate Trust, Inc. ("IARETI), an affiliate of The Inland Group, Inc.  IARETI maintains the risk of non-payment by the borrower.  We will receive our pro rata share of interest and loan fees.

Effective October 10, 2006, we contributed Honey Creek Commons to our previously disclosed joint venture with Inland Real Estate Exchange Corporation.  We purchased this property on January 11, 2006 for approximately $23,700 and subsequently paid approximately $2,600 in earnout payments.  We are contributing the property to the joint venture at a price equal to our total purchase price less debt of approximately $16,000.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2006 we had no material derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative instrument terminates or is sold, the gain or loss is recognized.  We will generally enter into derivative transactions that satisfy the aforementioned criteria only.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 and thereafter, based on debt outstanding at September 30, 2006 and weighted average interest rates for the debt maturing in each specified period.

	2006	2007	2008	2009	2010	Thereafter	Total

Fixed rate debt	17,157	28,741	104,958	29,550	167,499	208,529	556,434
Weighted average interest rate	4.86%	6.90%	6.56%	6.44%	4.77%	5.06%	-

Variable rate debt	23,052	14,898	142,000	-	28,342	6,200	214,492
Weighted average interest rate	7.12%	7.13%	6.88%	-	6.59%	4.13%	-

The table above does not reflect indebtedness incurred after September 30, 2006.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages is estimated to be $214,492 for mortgages which bear interest at variable rates and $541,606 for mortgages which bear interest at fixed rates.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At September 30, 2006, approximately $214,492, or 27.82%, of our debt has variable interest rates averaging 6.66%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $402 for the nine months ended September 30, 2006.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of September 30, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1

Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2

Amended and Restated Bylaws of the Registrant (2)

10.1

Software and Consulting Shared Services Agreement, dated February 13, 2006, among Inland Computer Services, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., Inland Holdco Management LLC and Inland American Holdco Management LLC (*)

10.2

Limited Liability Company Agreement, dated as of September 5, 2006, among Inland Real Estate Corporation and Inland Real Estate Exchange Corporation (3)

10.3

First Amendment to Second Amended and Restated Credit Agreement, dated as of September 27, 2006, among Inland Real Estate Corporation and KeyBank National Association and the Lenders (*)

10.4

Operating Agreement of Oak Property and Casualty LLC, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (*)

10.5

Oak Property and Casualty LLC Membership Participation Agreement, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (*)

10.6

Articles of Association of Oak Real Estate Association, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (*)

10.7

Agreement for the Contribution of Limited Liability Company Interests, dated as of October 10, 2006, among Inland Real Estate Corporation, Inland Venture Corporation and IRC-IREX Venture LLC (*)

10.8

Loan Participation Agreement, dated October 26, 2006, among Inland Real Estate Corporation and IA Orlando Sand LLC (*)

10.9

Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 2, 2006, among Inland Real Estate Corporation and KeyBank National Association and the Lenders (*)

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

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

(3)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 5, 2006, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2006 (file number 001-32185).

(*)

Filed as part of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ ROBERT D. PARKS

By:	Robert D. Parks
President and Chief Executive Officer (principal
executive officer)
Date:	November 6, 2006

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	November 6, 2006

Exhibit Index

Item No.

Description

Item No.

Description

3.1

Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2

Amended and Restated Bylaws of the Registrant (2)

10.1

Software and Consulting Shared Services Agreement, dated February 13, 2006, among Inland Computer Services, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., Inland Holdco Management LLC and Inland American Holdco Management LLC (*)

10.2

Limited Liability Company Agreement, dated as of September 5, 2006, among Inland Real Estate Corporation and Inland Real Estate Exchange Corporation (3)

10.3

First Amendment to Second Amended and Restated Credit Agreement, dated as of September 27, 2006, among Inland Real Estate Corporation and KeyBank National Association and the Lenders (*)

10.4

Operating Agreement of Oak Property and Casualty LLC, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (*)

10.5

Oak Property and Casualty LLC Membership Participation Agreement, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (*)

10.6

Articles of Association of Oak Real Estate Association, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (*)

10.7

Agreement for the Contribution of Limited Liability Company Interests, dated as of October 10, 2006, among Inland Real Estate Corporation, Inland Venture Corporation and IRC-IREX Venture LLC (*)

10.8

Loan Participation Agreement, dated October 26, 2006, among Inland Real Estate Corporation and IA Orlando Sand LLC (*)

10.9

Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 2, 2006, among Inland Real Estate Corporation and KeyBank National Association and the Lenders (*)

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(4)

Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

(5)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 1, 2004 (file number 001-32185).

(6)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 5, 2006, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2006 (file number 001-32185).

(*)

Filed as part of this document.