Form 10-K
period 2006-12-31
INLAND REAL ESTATE CORP
filed 2007-03-01
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check One):  Large accelerated filer ☒ Accelerated filer ❑

Non-accelerated filer ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ❑ No ☒

As of June 30, 2006, the aggregate market value of the Shares of Common Stock held by non-affiliates of the registrant was $912,169,475.

As of February 27, 2007 there were 65,098,144 shares of common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant's proxy statement for the annual stockholders meeting to be held in 2007 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

0

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

PART I

(In this Part I disclosure, all amounts are presented in thousands, except per share data and square footage amounts)

Item 1.  Business

General

Inland Real Estate Corporation, a Maryland corporation, was formed on May 12, 1994.  We, collectively with our consolidated entities, are a publicly held real estate investment trust ("REIT") that owns, operates and develops (directly or through its unconsolidated entities) retail shopping centers.  As of December 31, 2006, we owned interests in 146 investment properties, including those owned through our unconsolidated joint ventures, comprised of:

•

Ninety-one  neighborhood retail centers totaling approximately 6,156,000 gross leasable square feet;

•

Twenty-eight community centers totaling approximately 6,643,000 gross leasable square feet;

•

Twenty-seven single-user retail properties totaling approximately 1,321,000 gross leasable square feet.

We qualified as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") for federal income tax purposes commencing with the tax year ending December 31, 1995.  So long as we qualify for treatment as a REIT, we are generally not subject to federal income tax to the extent we meet the requirements of the tests imposed by the Code.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income.

Our business is not seasonal.  We compete on the basis of rental rates, operating expenses and location with similar types of properties located in the vicinity of our investment properties.  In addition, our tenants compete against other forms of retailing such as catalog companies and e-commerce websites that offer similar retail products.  We do not own any real property investments located outside of the United States.  We compete with numerous other properties in attracting tenants.  Additionally, we compete with other REITs and real estate operating companies when seeking to acquire new investment properties.  There are several factors that could limit our ability to acquire additional investment properties.  We assess and measure operating results on an individual property basis.  Since all of our investment properties exhibit highly similar economic characteristics, generally have tenants that offer products catering to the day-to-day living needs of individuals, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.  See footnote 15 to the accompanying consolidated financial statements for a discussion on our segment reporting.  As of December 31, 2006, we employed a total of eighty-two people, none of whom are represented by a union.

During the year ended December 31, 2006, we acquired eight investment properties and purchased vacant land through our development joint ventures.  Additionally, we sold four investment properties and some vacant land through one of our joint ventures.  We intend to continue to acquire new investment properties of the type previously described in this Item 1, utilizing our cash resources as well as acquisition indebtedness.  We also anticipate additional growth through our joint venture activity.

Conflicts of Interest Policies

Our governing documents require a majority of our directors to be "independent," as defined by the New York Stock Exchange.  Further, any transactions between The Inland Group, Inc. or its affiliates, and us must be approved by a majority of our independent directors.  Two of our directors, Messrs. Goodwin and Parks, are directors of The Inland Group, Inc.

Environmental Matters

We review and monitor compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment.  For the year ended December 31, 2006, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate incurring material amounts during the year ending December 31, 2007.

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

Access to Company Information

We make available, free of charge, through our website, and by responding to requests addressed to our director of investor relations, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.  These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC.  Our website address is www.inlandrealestate.com.  The information contained on our website, or on other websites linked to our website, is not part of this document.

Executive Officers

The following sets forth certain information with regard to our executive officers as of January 1, 2007:

Robert D. Parks, 63.  President and Chief Executive Officer; Director.  Mr. Parks has been a director since 1994 and served as chairman of our board until May 2004.  Mr. Parks served as our president from 1994 to June 2000, reassuming the office of president and chief executive office in March 2001.

Mark E. Zalatoris, 49.  Executive vice president, chief operating officer, treasurer and a member of our management committee.  Mr. Zalatoris became a full-time employee in July 2000 and was promoted to executive vice president and chief operating officer in April 2004.

Brett A. Brown, 42.  Chief financial officer and vice president.  Mr. Brown joined us in May 2004.

Beth Sprecher Brooks, 52.  Corporate secretary and general counsel.  Ms. Brooks joined us in November 2002 and became our general counsel in 2005.

William W. Anderson, 48.  Vice president – acquisitions and sales.  Mr. Anderson joined us in July 2000.

D. Scott Carr, 41.  President of Inland Commercial Property Management, or ICPM.  Mr. Carr has been employed by ICPM since 1994.  We acquired ICPM in July 2000.

Kristi A. Rankin, 41.  Senior Vice President of ICPM.  Ms. Rankin has been employed by ICPM since 1994.  We acquired ICPM in July 2000.

Certifications

The Company has filed with the SEC the chief executive officer and chief financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  In addition, the Company has filed the certification of our chief executive officer with the New York Stock Exchange (“NYSE”) for 2006 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.  Our chief executive officer certified that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of the date of the certification.

Item 1A.  Risk Factors

Set forth below are the risk factors that we believe are material to our investors.  This section contains forward-looking statements.  You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 34.

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

We compete with numerous other parties or entities for real estate and tenants.  We compete with numerous other persons or entities seeking to buy real estate assets, or to attract tenants to properties we already own, including REITs or other real estate operating companies.  These person or entities may have greater experience and financial strength.  There is no assurance that we will be able to acquire additional real estate assets or attract tenants on favorable terms, if at all.  For example, our competitors may be willing to purchase properties at prices that result in yields below what we believe is our minimum required yield or may offer space at properties that compete with ours at rental rates below our existing rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties.  All of these factors could adversely affect our results of operations, financial condition and ability to pay distributions.

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

Leases on approximately 5% of our rentable square feet under management expire during 2007 and 4% of rentable square footage was physically vacant as of December 31, 2006.  As leases expire, we may not be able to renew or re-lease space at rates comparable to, or better than, the rates contained in the expiring leases.  Leases on approximately 770,000 square feet, or approximately 5% of total rentable square feet of 14,120,435, will expire prior to December 31, 2007.  If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, revenues at the impacted properties will decline.  Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases.  As of December 31, 2006 approximately 575,000 square feet, or approximately 4% of total rentable square feet of 14,120,435, was physically vacant.  We continue to receive rent on approximately 440,000 square feet of the vacant space or approximately 3% of total rentable square feet from tenants who are still obligated under their lease terms.  We will continue to receive this rent until the related leases expire in nine months to sixteen years.

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

Some potential losses are not covered by insurance.  We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties.  In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2006.  The Federal Terrorism Risk Insurance Act was extended December 31, 2005 through December 31, 2007.  In connection with the renewal of coverage for the policy year which began October 1, 2006, we evaluated coverage on terms and amounts comparable to the expiring policies, subject to cost and market availability.  Our primary liability insurance policy limits are $1,000 per occurrence with a $2,000 aggregate.  Our umbrella liability insurance policy limits total $50,000, with a $10 self insured retention.  This policy excludes nuclear, biological and chemical terrorism other than certified acts of terrorism.  The liability policies include certified acts of terrorism.  Our property insurance policy is an all risk, replacement cost policy which also includes certified acts of terrorism.

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

We often need to borrow money to finance our business.  Our ability to internally fund operating or capital needs is limited since we must distribute at least 90% of our REIT taxable income (excluding net capital gains) to stockholders to qualify as a REIT.  Consequently, we may have to borrow money to fund operating or capital needs or to satisfy the distribution requirements, imposed by the Code, to maintain status as a REIT.  Borrowing money to fund operating or capital needs exposes us to various risks.  For example, the investment properties may not generate enough cash to pay the principal and interest obligations on loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan.  As of December 31, 2006, we owed a total of approximately $830,280, secured by mortgages on our investment properties, our unsecured line of credit with KeyBank and the convertible notes issued in 2006.  If we fail to make timely payments on loans, including those cases where a lender has accelerated the maturity date due to a violation of a loan covenant, the lenders could foreclose on the investment properties securing the loan and we could lose our entire investment on any foreclosed properties.  Once a loan becomes due, we must either pay the remaining balance or borrow additional money to pay off the maturing loan.  We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan.  Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms.  In addition, we have limited availability under our KeyBank line of credit which may reduce our ability to borrow funds.  A total of approximately $76,343 and $132,936 of our indebtedness matures on or before December 31, 2007 and 2008, respectively.  As of December 31, 2006, we owed approximately $95,873 on indebtedness that bore interest at variable rates.  We may borrow additional amounts that bear interest at variable rates.  If interest rates increase, the amount of interest that we would be required to pay on these borrowings will also increase.

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

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.  As of December 31, 2006, we had approximately $830,280 in total indebtedness outstanding on a consolidated basis (excluding unconsolidated joint venture debt.)  Debt to market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities is often used by analysts to gauge leverage for REITs such as us.  Since the listing of our shares on the New York Stock Exchange, our market value is calculated using the price per share of our common stock.  Our debt to total market capitalization ratio was approximately 44.7% as of December 31, 2006.  Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes.  Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.  In addition, a greater amount of debt relative to our peer group could have a negative effect on our stock price.

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

Third parties may be discouraged from making acquisition or other proposals that may be in stockholders' best interests.  Under our governing documents, no single person or group of persons (an entity is considered a person) may own more than 9.8% of our outstanding shares of common stock (unless permitted by the board).  Although the board may waive the application of these provisions to certain persons, they are not obligated to do so.  These provisions may prevent or discourage a third party from making a tender offer or other business combination proposal such as a merger, even if such a proposal would be in the best interest of the stockholders.

Item 1B.  Unresolved Staff Comments

We have no outstanding unresolved comments from the Commission staff regarding our periodic or current reports.

Item 2.  Properties

As of December 31, 2006, we owned 130 investment properties, excluding those owned through our unconsolidated joint ventures, comprised of 27 single-user retail properties, 83 Neighborhood Retail Centers and 20 Community Centers.  These investment properties are located in the States of Florida (1), Illinois (82), Indiana (6), Michigan (1), Minnesota (27), Missouri (1), Nebraska (1), Ohio (3), Tennessee (1) and Wisconsin (7).  Tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/06	No. of Tenants at 12/31/06	Anchor Tenants (a)

Single-User Retail Properties

Bally's Total Fitness St. Paul, MN	43,000	09/99	1998	$3,145	1	Bally's Total Fitness

Carmax Schaumburg, IL	93,333	12/98	1998	11,730	1	Carmax

Carmax Tinley Park, IL	94,518	12/98	1998	9,450	1	Carmax

Circuit City Traverse City, MI	21,337	01/99	1998	1,688	1(b)	Circuit City (b)

Cub Foods Arden Hills, MN	68,442	03/04	2003	-	1	Cub Foods

Cub Foods Buffalo Grove, IL	56,192	06/99	1999	-	1	Cub Foods

Cub Foods Hutchinson, MN	60,208	01/03	1999	-	1 (b)	Cub Foods (b)

Cub Foods Indianapolis, IN	67,541	03/99	1991	2,255	1(b)	Cub Foods (b)

Cub Foods Plymouth, MN	67,510	03/99	1991	2,732	1	Cub Foods

Disney Celebration, FL	166,131	07/02	1995	13,600	1	Walt Disney World

Dominick's Countryside, IL	62,344	12/97	1975 / 2001	-	1	Dominick's Finer Foods

Dominick's Glendale Heights, IL	68,879	09/97	1997	-	1	Dominick's Finer Foods

Dominick's Hammond, IN	71,313	05/99	1999	4,100	1	Food 4 Less

Dominick's Schaumburg, IL	71,400	05/97	1996	5,345	1	Dominick's Finer Foods

Eckerd Drug Store Chattanooga, TN	10,908	05/02	1999	1,700	1	Eckerd Drug Store

Hollywood Video Hammond, IN	7,488	12/98	1998	882	1	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/06	No. of Tenants at 12/31/06	Anchor Tenants (a)

Single-User Retail Properties

Home Goods Store Coon Rapids, MN	25,145	10/05	2005	$-	1	Home Goods

Michael's Coon Rapids, MN	24,240	07/02	2001	-	1	Michael's

Petsmart Gurnee, IL	25,692	04/01	1997	-	1	Petsmart

Roundy's Waupauca, WI	63,780	03/06	2002	-	1	Roundy’s

Riverdale Commons Outlot Coon Rapids, MN	6,566	03/00	1999	-	1	None

Springbrook Market West Chicago, IL	78,158	01/98	1990	-	1	Springbrook Market

Staples Freeport, IL	24,049	12/98	1998	1,730	1	Staples

Tweeter Schaumburg, IL	9,988	09/99	1998	-	1	None

Verizon Wireless Joliet, IL	4,504	05/97	1995	-	1	None

Walgreen’s Decatur, IL	13,500	01/95	1988	-	1 (b)	Walgreen's (b)

Walgreen’s Jennings, MO	15,120	10/02	1996	570	1	Walgreen’s

Neighborhood Retail Centers

22nd Street Plaza Outlot Oakbrook Terrace, IL	10,047	11/97	1985/2004	987	3	None

Apache Shoppes Rochester, MN	60,780	12/06	2005/2006	-	6	Cost Plus World Market
						Linens ‘N Things
Aurora Commons Aurora, IL	126,908	01/97	1988	8,000	22 (b)	Jewel Food Stores

Baytowne Shoppes/Square Champaign, IL	118,542	02/99	1993	8,720	21	Staples
						Berean Bookstore
						Petsmart
						Famous Footwear
						Factory Card Outlet
Berwyn Plaza Berwyn, IL	18,138	05/98	1983	709	4	Justice Produce

Big Lake Town Square Big Lake, MN	67,858	1/06	2005	6,250	10	Coburn’s

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/06	No. of Tenants at 12/31/06	Anchor Tenants (a)

Neighborhood Retail Centers

Bohl Farm Marketplace Crystal Lake, IL	97,287	12/00	2000	$7,833	14	Linens & Things
						Barnes & Noble
						Dress Barn
Brunswick Market Center Brunswick, OH	119,540	12/02	1997 / 1998	7,130	15	Buehler's Market

Burnsville Crossing Burnsville, MN	91,015	09/99	1989	2,858	12	Schneiderman’s Furniture
						Petsmart
Butera Market Naperville, IL	67,632	03/95	1991	2,350	13	Butera Finer Foods

Byerly's Burnsville Burnsville, MN	72,365	09/99	1988	2,916	6	Byerly's Food Store
						Erik's Bike Shop
Caton Crossing Plainfield, IL	83,792	06/03	1998	7,425	17	Strack and Van Til

Cliff Lake Center Eagan, MN	73,582	09/99	1988	4,646	35	None

Deer Trace Kohler, WI	149,881	07/02	2000	7,400	14	Elder Beerman
						TJ Maxx
						Michael's
						Dollar Tree
Deer Trace II Kohler, WI	24,410	08/04	2003/2004	-	8	None

Downers Grove Market Downers Grove, IL	104,449	03/98	1998	12,500	13	Dominick's Finer Foods

Eastgate Shopping Ctr Lombard, IL	131,601	07/98	1959 / 2000	3,610	32	Schroeder's Ace Hardware

Edinburgh Festival Brooklyn Park, MN	91,536	10/98	1997	4,625	15 (b)	Knowlan's Super Market

Elmhurst City Center Elmhurst, IL	39,090	02/98	1994	2,514	12	Walgreen’s

Fashion Square Skokie, IL	84,580	12/97	1984	6,200	15	Cost Plus World Market
						Office Depot
Fashion Square II Skokie, IL	7,151	11/04	1984	-	2	None

Four Flaggs Annex Niles, IL	21,425	11/02	1973 / 2001	-	5	Factory Card Outlet

Gateway Square Hinsdale, IL	40,170	03/99	1985	5,265	20	None

Golf Road Plaza Niles, IL	26,109	04/97	1982	-	7 (b)	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/06	No. of Tenants at 12/31/06	Anchor Tenants (a)

Neighborhood Retail Centers

Goodyear Montgomery, IL	12,903	09/95	1991	$-	2	None

Grand and Hunt Club Gurnee, IL	21,222	12/96	1996	1,796	3	None

Hartford Plaza Naperville, IL	43,762	09/95	1995	2,310	8	The Tile Shop

Hawthorn Village Vernon Hills, IL	98,806	08/96	1979	4,280	18	Dominick's Finer Foods

Hickory Creek Marketplace Frankfort, IL	55,831	08/99	1999	5,750	23	None

High Point Center Madison, WI	86,004	04/98	1984	5,361	20 (b)	None

Homewood Plaza Homewood, IL	19,000	02/98	1993	1,013	1	Office Depot

Iroquois Center Naperville, IL	140,981	12/97	1983	5,950	30 (b)	Sears Logistics Services
						Planet Fitness
						Big Lots
						Xilin Association
Joliet Commons Ph II Joliet, IL	40,395	02/00	1999	2,400	3	Office Max

Mallard Crossing Elk Grove Village, IL	82,929	05/97	1993	4,050	11	Food 4 Less

Mankato Heights Mankato, MN	139,916	04/03	2002	8,910	20	TJ Maxx
						Michael’s
						Old Navy
						Pier One
						Famous Footwear
Maple Grove Retail Maple Grove, MN	79,130	09/99	1998	4,050	4	Roundy's

Maple Plaza Downers Grove, IL	31,196	01/98	1988	1,582	12 (b)	None

Medina Marketplace Medina, OH	72,781	12/02	1956 / 1999	5,250	8	Giant Eagle

Mundelein Plaza Mundelein, IL	16,803	03/96	1990	-	5	None

Nantucket Square Schaumburg, IL	56,981	09/95	1980	2,020	17	None

Naper West Ph II Naperville, IL	50,000	10/02	1985	-	1	JoAnn Fabrics

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/06	No. of Tenants at 12/31/06	Anchor Tenants (a)

Neighborhood Retail Centers

Northgate Center Sheboygan, WI	73,647	04/05	2003	$6,185	8	Piggly Wiggly

Oak Forest Commons Oak Forest, IL	108,330	03/98	1998	6,618	14 (b)	Food 4 Less
						Murray’s Discount Auto
Oak Forest Commons Ph III Oak Forest, IL	7,424	06/99	1999	-	4	None

Oak Lawn Town Center Oak Lawn, IL	12,506	06/99	1999	-	4	None

Orland Greens Orland Park, IL	45,031	09/98	1984	3,550	11	Dollar Tree
						Shoe Carnival
Orland Park Retail Orland Park, IL	8,500	02/98	1997	625	3	None

Park Avenue Centre Highland Park, IL	64,943	06/97	1996/2005	4,378	2	Staples
						Sam’s Wine & Spirits
Park Place Plaza St. Louis Park, MN	84,999	09/99	1997/2006	6,500	14	Office Max
						Petsmart
Park Square Brooklyn Park, MN	137,109	08/02	1986 / 1988	10,000	22 (b)	Fashion Bug
						Roundy’s
Park St. Claire Schaumburg, IL	11,859	12/96	1994	-	2	None

Plymouth Collection Plymouth, MN	45,915	01/99	1999	5,180	11	Golf Galaxy

Quarry Outlot Hodgkins, IL	9,650	12/96	1996	-	2	None

Riverplace Center Noblesville, IN	74,414	11/98	1992	3,290	11	Kroger
						Fashion Bug
River Square Naperville, IL	58,260	06/97	1988	6,425	23 (b)	None

Rochester Marketplace Rochester, MN	70,213	09/03	2001 / 2003	5,885	17	Staples
						Petsmart
Rose Plaza Elmwood Park, IL	24,204	11/98	1997	2,670	3	Binny's

Rose Plaza East Naperville, IL	11,658	01/00	1999	1,086	4	None

Rose Plaza West Naperville, IL	14,335	09/99	1997	1,382	5	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/06	No. of Tenants at 12/31/06	Anchor Tenants (a)

Neighborhood Retail Centers

Salem Square Countryside, IL	112,310	08/96	1973 / 1985	$3,130	7	TJ Maxx
						Marshall's
Schaumburg Plaza Schaumburg, IL	61,485	06/98	1994	3,850	10	Sears Hardware

Schaumburg Promenade Schaumburg, IL	91,831	12/99	1999	11,640	8	Linens and Things
						Pier 1 Imports
						DSW Shoe Warehouse

Shakopee Valley Shakopee, MN	146,430	12/02	2000 / 2001	7,500	14 (b)	Kohl's
						Office Max
Shannon Square Shoppes Arden Hills, MN	29,196	06/04	2003	-	14 (b)	None

Shingle Creek Brooklyn Center, MN	39,456	09/99	1986	1,735	18 (b)	None

Shops at Coopers Grove Country Club Hills, IL	72,518	01/98	1991	2,900	5	None

Six Corners Chicago, IL	80,650	10/96	1966/2005	3,100	8	Bally Total Fitness
						Office Depot
Spring Hill Fashion Ctr West Dundee, IL	125,198	11/96	1985	7,900	15	Pier One
						Factory Card Outlet
						TJ Maxx
St. James Crossing Westmont, IL	49,994	03/98	1990	3,848	19 (b)	None

Stuart's Crossing St. Charles, IL	85,529	07/99	1999	7,000	7	Jewel Food Stores

Terramere Plaza Arlington Heights, IL	40,965	12/97	1980	2,202	18	None

Townes Crossing Oswego, IL	105,989	08/02	1988	6,000	22	Jewel Food Stores

Two Rivers Plaza Bolingbrook, IL	57,900	10/98	1994	4,620	11	Marshall's
						Factory Card Outlet
University Crossing Mishawaka, IN	136,430	10/03	2003	8,800	20	Marshall's
						Babies R Us
						Petco
						Dollar Tree Stores
						Pier 1 Imports
V. Richard's Plaza Brookfield, WI	107,952	02/99	1985	8,000	22	V. Richards Market
						Guitar Center
						Pedro’s Mexican Restaurant

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/06	No. of Tenants at 12/31/06	Anchor Tenants (a)

Neighborhood Retail Centers

Wauconda Crossing Wauconda, IL	90,290	09/06	1997	$-	4	Dominick’s
						Walgreen’s
Wauconda Shopping Ctr Wauconda, IL	31,037	05/98	1988	1,334	2	None

West River Crossing Joliet, IL	32,452	08/99	1999	3,500	16	None

Western & Howard Chicago, IL	11,974	04/98	1985	993	2	None

Wilson Plaza Batavia, IL	11,160	12/97	1986	650	7	None

Winnetka Commons New Hope, MN	42,415	07/98	1990	2,234	15 (b)	Frattalone

Wisner/Milwaukee Plaza Chicago, IL	14,677	02/98	1994	975	4	None

Woodland Heights Streamwood, IL	120,436	06/98	1956/1997	3,940	15	Jewel Food Stores
						U.S. Postal Service
Community Centers

Bergen Plaza Oakdale, MN	272,233	04/98	1978	9,142	34 (b)	K-Mart
						Roundy’s
						Petco
Chestnut Court Darien, IL	170,027	03/98	1987	8,619	22	Office Depot
						Powerhouse Gym
						Just Ducky
						Factory Card Outlet
						Stein Mart
Crystal Point Crystal Lake, IL	339,898	07/04	1976/1998	20,100	16	Best Buy
						K-Mart
						Bed, Bath & Beyond
						The Sports Authority
						Cost Plus
						Borders Books
						Office Depot
Four Flaggs Niles, IL	306,661	11/02	1973 / 1998	11,998	25 (b)	Wickes Furniture
						Jewel Food Stores
						Office Depot
						REI
						Petsmart
						Jo-Ann Fabrics
						Books-A-Million
						Women’s Workout World

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/06	No. of Tenants at 12/31/06	Anchor Tenants (a)

Community Centers

Joliet Commons Joliet, IL	158,922	10/98	1995	$13,268	16	Cinemark
						Petsmart
						Barnes & Noble
						Old Navy
						MC Sports
						La-Z Boy Showcase Shop
						Old Country Buffet
Lake Park Plaza Michigan City, IN	229,639	02/98	1990	6,490	15 (b)	Wal-Mart
						Valuland (b)
						Jo Ann Fabrics
						Factory Card Outlet
Lansing Square Lansing, IL	233,508	12/96	1991	11,125	15 (b)	Sam's Club
						Office Max
Maple Park Place Bolingbrook, IL	227,795	01/97	1992/2004	12,500	28	Powerhouse Gym
						Office Depot
						Jo Ann Fabrics
						Sportmart
						Best Buy
Naper West Naperville, IL	164,812	12/97	1985	7,695	29 (b)	TJMaxx
						Barrett’s Home Theater Store
Park Center Plaza Tinley Park, IL	194,599	12/98	1988	14,090	31 (b)	Central Grocers
						Bally's Total Fitness
						The Furniture Box
						Bud’s Sport Place
						Chuck E. Cheese
						Old Country Buffet
Pine Tree Plaza Janesville, WI	187,413	10/99	1998	11,000	23	Gander Mountain
						TJ Maxx
						Staples
						Michaels Stores
						Petco
						Old Navy
						Famous Footwear
Quarry Retail Minneapolis, MN	281,648	09/99	1997	15,800	17	Home Depot
						Roundy’s
						Petsmart
						Office Max
						Old Navy
						Party City
Riverdale Commons Coon Rapids, MN	168,277	09/99	1998	9,850	17	Roundy's
						Wickes Furniture
						Office Max
						Party City
						Petco

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/06	No. of Tenants at 12/31/06	Anchor Tenants (a)

Community Centers

Rivertree Court Vernon Hills, IL	298,862	07/97	1988	$17,548	40	Best Buy
						Kerasotes Theaters
						Office Depot
						TJ Maxx
						Petsmart
						Michaels Stores
						Harlem Furniture
						Ulta Salon
						Old Country Buffet
Shoppes at Grayhawk Omaha, NE	227,350	02/06	2001/2004	18,283	26 (b)	Lowe’s
						Michaels
Shops at Orchard Place Skokie, IL	165,141	12/02	2000	22,500	18	Best Buy
						DSW Shoe Warehouse
						Ulta Salon
						Pier 1 Imports
						Petco
						Walter E. Smithe
						Factory Card Outlet
Springboro Plaza Springboro, OH	154,034	11/98	1992	5,510	5	K-Mart
						Kroger
Village Ten Coon Rapids, MN	211,568	08/03	2002	8,500	12 (b)	Lifetime Fitness
						Cub Foods
						Dollar Tree
Woodfield Plaza Schaumburg, IL	177,160	01/98	1992	12,050	9	Kohl's
						Wickes Furniture
						Barnes & Noble
						David’s Bridal
Woodland Commons Buffalo Grove, IL	170,398	02/99	1991	11,000	33 (b)	Dominick's Finer Foods
						Jewish Community Center
Sub-total	10,999,030			$622,280

As of December 31, 2006, we owned 16 investment properties through unconsolidated our joint ventures, comprised of 8 Neighborhood Retail Centers and 8 Community Centers.  These investment properties are located in the States of Illinois (12), Indiana (1), Minnesota (2) and Wisconsin (1).  Tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/06	No. of Tenants at 12/31/06	Anchor Tenants (a)

Neighborhood Retail Centers

Cobbler Crossing Elgin, IL	102,643	05/97	1993	$8,200	16	Jewel Food Stores

Forest Lake Marketplace Forest Lake, MN	93,853	09/02	2001	6,589	10	MGM Liquor
						Cub Foods
Hastings Marketplace Hastings, MN	97,535	02/04	2002	9,780	14 (b)	Cub Foods

Mapleview Grayslake, IL	114,914	03/05	2000	14,471	16	Jewel Food Stores

Marketplace at 6 Corners Chicago, IL	117,000	11/98	1997	11,800	6	Jewel Food Stores
						Marshall's
Ravinia Plaza Orland Park, IL	101,384	10/06	1990	11,829	12	Borders
						Pier 1 Imports
Regal Showplace Crystal Lake, IL	88,400	03/05	1998	9,900	5	Regal Cinemas

Shoppes of Mill Creek Palos Park, IL	102,422	03/98	1989	8,510	22 (b)	Jewel Food Stores

Algonquin Commons Algonquin, IL	562,218	03/06	2004/2005	96,761	80 (b)	Circuit City
						Petsmart
						Office Max
						Wickes
						Barrett Home Theater
						Border’s
						Forth & Towne
						Pottery Barn
						Old Navy
						DSW Warehouse
						Dick’s Sporting Goods
						Trader Joe’s
						Ulta Cosmetics
						My Child’s Room
Chatham Ridge Chicago, IL	175,754	02/00	1999	15,000	28 (b)	Cub Foods (b)
						Marshall's
						Bally Total Fitness
Greentree Center & Outlot Caledonia, WI	169,268	02/05	1990/1993	6,600	11	Pic ‘n Save
						K-Mart

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Mortgages Payable at 12/31/06	No. of Tenants at 12/31/06	Anchor Tenants (a)

Community Centers

Honey Creek Crossing Terre Haute, IN	179,100	01/06	2005	$16,000	12	Kohl’s
						TJ Maxx
						Linens ‘N Things
Orland Park Place Orland Park, IL	599,664	04/05	1980/1999	34,667	26	K & G Superstore
						Old Navy
						Cost Plus World Market
						Stein Mart
						Tiger Direct
						Barnes & Noble
						Wickes Furniture
						DSW Shoe Warehouse
						Bed, Bath & Beyond
						Sports Authority
						Binny’s Beverage Depot
						Marshall's
						Office Depot
						Dick’s Sporting Goods
Randall Square Geneva, IL	216,485	05/99	1999	16,500	27	Marshall’s
						Bed, Bath & Beyond
						Old Navy
						Factory Card Outlet
						Shoe Carnival
						Petsmart
						Michaels Stores
Thatcher Woods River Grove, IL	193,313	04/02	1969/1999	10,200	21	Walgreens
						A.J. Wright
						Olson’s Ace Hardware
						Hanging Garden Banquet
						Binny’s Beverage Depot
						Dominick’s Finer Food
Woodfield Commons East/West Schaumburg, IL	207,452	10/98	1973 1975 1997	17,500	16 (b)	Toys R Us
						Luna Carpets
						Comp USA
						Cost Plus
						Party City
						Harlem Furniture
						Discovery Clothing
Sub-total	3,121,405			294,307

Grand Total	14,120,435			$916,587

(a)	Anchor tenants are defined as any tenant occupying 10,000 or more square feet. We use the tenant's trade name, which may be different than the legal entity named on the lease.

(b)

We continue to receive rent from tenants who have vacated but are still obligated under their lease terms.  These tenants continue to pay an amount equal to the contractual obligations under their lease.

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2006

	Lease Expiration Year	Number of Leases Expiring (1)	GLA Under Expiring Leases (Sq.Ft.) (1)	Percent of Total Leased GLA	Total Annualized Base Rent ($)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (2)

1	M-T-M	38	155,877	1.15%	$1,843	1.02%	$11.82
2	2007	203	731,594	5.41%	9,948	5.52%	13.60
3	2008	287	1,415,445	10.46%	18,222	10.11%	12.87
4	2009	286	1,373,886	10.16%	17,992	9.99%	13.10
5	2010	243	1,112,470	8.22%	16,232	9.01%	14.59
6	2011	182	1,420,342	10.50%	18,188	10.10%	12.81
7	2012	117	927,381	6.86%	12,822	7.12%	13.83
8	2013	57	562,086	4.16%	8,451	4.69%	15.04
9	2014	62	930,563	6.88%	13,179	7.32%	14.16
10	2015	66	686,148	5.07%	10,786	5.99%	15.72
11	2016+	130	4,209,852	31.13%	52,487	29.13%	12.47

Total Weighted Average		1,671	13,525,644	100.00%	$180,150	100.00%	$13.32

(1)

Includes leases expiring on non-consolidated properties owned in joint ventures.

(2)

Annualized base rent for all leases in place at report date are calculated as follows: annualized current monthly base rents in-place.

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties as of December 31, 2006, 2005, 2004, 2003 and 2002.  N/A indicates we did not own the investment property at the end of the year.

	Gross Leaseable Area	2006%	2005%	2004%	2003%	2002%
Properties

22nd Street Plaza Outlot, Oakbrook Terrace, IL	10,047	99	99	100	100	100
Apache Shoppes, Rochester, MN	60,780	96	N/A	N/A	N/A	N/A
Aurora Commons, Aurora, IL	126,908	89 (a)	98	98	100	99
Bally's Total Fitness, St. Paul, MN	43,000	100	100	100	100	100
Baytowne Shoppes/Square, Champaign, IL	118,542	99	98	98	88	94
Bergen Plaza, Oakdale, MN	272,233	88 (a)	97	98	98	99
Berwyn Plaza, Berwyn, IL	18,138	100	21	26	26	20
Big Lake Town Square, Big Lake, MN	67,858	100	N/A	N/A	N/A	N/A
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	95 (a)	94	91	83	88
Burnsville Crossing, Burnsville, MN	91,015	99	99	99	100	98
Butera Market, Naperville, IL	67,632	100	100	100	97	100
Byerly's Burnsville, Burnsville, MN	72,365	96	96	100	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	96	96	95	100	N/A
Chestnut Court, Darien, IL	170,027	100	99	88	99	97
Circuit City, Traverse City, MI	21,337	0 (a)	0	100	100	100
Cliff Lake Center, Eagan, MN	73,582	96	100	100	97	100
Crystal Point, Crystal Lake, IL	339,898	100	100	100	N/A	N/A
Cub Foods, Arden Hills, MN	68,442	100	100	100	N/A	N/A
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	0	0
Cub Foods, Hutchinson, MN	60,208	0 (a)	0	0	0	N/A
Cub Foods, Indianapolis, IN	67,541	0 (a)	0	0	0	0
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	98	100	98	98	100
Deer Trace II, Kohler, WI	24,410	100	100	90	N/A	N/A
Disney, Celebration, FL	166,131	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100

	Gross Leaseable Area	2006%	2005%	2004%	2003%	2002%
Properties

Dominick's, Hammond, IN	71,313	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100
Downers Grove Market, Downers Grove, IL	104,449	99	100	99	99	99
Eastgate Shopping Center, Lombard, IL	131,601	85	84	88	93	94
Eckerd Drug Store, Chattanooga, TN	10,908	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	97 (a)	99	100	99	100
Elmhurst City Center, Elmhurst, IL	39,090	100	100	97	97	84
Fashion Square, Skokie, IL	84,580	100	96	75	95	86
Fashion Square II, Skokie, IL	7,151	100	100	100	N/A	N/A
Four Flaggs, Niles, IL	306,661	95 (a)	99	99	81	78
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	100	96	100	98	93
Golf Road Plaza, Niles, IL	26,109	95 (a)	99	83	68	73
Goodyear, Montgomery, IL	12,903	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	100	100
Hartford Plaza, Naperville, IL	43,762	100	95	100	97	100
Hawthorn Village, Vernon Hills, IL	98,806	83	96	100	100	97
Hickory Creek Marketplace, Frankfort, IL	55,831	86	89	97	96	94
High Point Center, Madison, WI	86,004	78 (a)	94	92	89	91
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100
Home Goods Store, Coon Rapids, MN	25,145	100	100	N/A	N/A	N/A
Homewood Plaza, Homewood, IL	19,000	100	100	100	8	47
Iroquois Center, Naperville, IL	140,981	95 (a)	99	65	69	72
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100
Joliet Commons Ph II, Joliet, IL	40,395	100	79	79	100	100
Lake Park Plaza, Michigan City, IN	229,639	72 (a)	72	74	73	69
Lansing Square, Lansing, IL	233,508	88 (a)	89	99	99	97
Mallard Crossing, Elk Grove Village, IL	82,929	100	100	99	32	41
Mankato Heights, Mankato, MN	139,916	99	97	100	98	N/A
Maple Grove Retail, Maple Grove, MN	79,130	97	97	97	97	97
Maple Park Place, Bolingbrook, IL	227,795	100	97	100	71	50

	Gross Leaseable Area	2006%	2005%	2004%	2003%	2002%
Properties

Maple Plaza, Downers Grove, IL	31,196	89 (a)	95	100	100	100
Medina Marketplace, Medina, OH	72,781	100	100	100	100	100
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	16,803	100	100	98	100	100
Nantucket Square, Schaumburg, IL	56,981	77	94	94	94	96
Naper West, Naperville, IL	50,000	73 (a)	89	85	85	66
Naper West Ph II, Naperville, IL	164,812	88 (a)	73	73	73	0
Northgate Shopping Center, Sheboygan, WI	73,647	98	95	N/A	N/A	N/A
Oak Forest Commons, Oak Forest, IL	108,330	99	31	32	99	100
Oak Forest Commons Ph III, Oak Forest, IL	7,424	76 (a)	76	88	100	62
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	91	92	94	100	100
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100
Park Avenue Center, Highland Park, IL	64,943	67	29	0	100	100
Park Center Plaza, Tinley Park, IL	194,599	66 (a)	97	99	95	98
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	98	100
Park Square, Brooklyn Park, MN	137,109	94 (a)	50	55	54	93
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	100	98	97	95	95
Plymouth Collection, Plymouth, MN	45,915	100	100	100	100	94
Quarry Outlot, Hodgkins, IL	9,650	67	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	99	97	100	100	100
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	100
Riverdale Commons Outlot, Coon Rapids, MN	6,566	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	100	97	94	95	98
River Square Shopping Center, Naperville, IL	58,260	92 (a)	100	92	91	92
Rivertree Court, Vernon Hills, IL	298,862	94	99	99	96	99
Rochester Marketplace, Rochester, MN	70,213	100	54	91	90	N/A
Rose Naper Plaza East, Naperville, IL	11,658	88	100	100	89	100
Rose Naper Plaza West, Naperville, IL	14,335	100	89	100	100	100

	Gross Leaseable Area	2006%	2005%	2004%	2003%	2002%
Properties

Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100
Roundy’s, Waupaca, WI	63,780	100	N/A	N/A	N/A	N/A
Salem Square, Countryside, IL	112,310	100	100	100	95	91
Schaumburg Plaza, Schaumburg, IL	61,485	91	91	91	97	93
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	100	100	90
Shakopee Valley, Shakopee, MN	146,430	99 (a)	100	100	100	100
Shannon Square, Shoppes, Arden Hills, MN	29,196	84 (a)	100	N/A	N/A	N/A
Shingle Creek, Brooklyn Center, MN	39,456	98 (a)	73	82	85	96
Shops at Coopers Grove, Country Club Hills, IL	72,518	18	16	18	8	9
Shoppes at Grayhawk, Omaha, NB	227,350	96 (a)	N/A	N/A	N/A	N/A
Shops at Orchard Place, Skokie, IL	165,141	95	98	89	92	96
Six Corners, Chicago, IL	80,650	97	97	72	96	88
Spring Hill Fashion Center, W. Dundee, IL	125,198	70	92	89	95	95
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100
Springbrook Market, West Chicago, IL	78,158	100	0	0	0	0
St. James Crossing, Westmont, IL	49,994	78 (a)	98	95	80	88
Staples, Freeport, IL	24,049	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	95	95	98	95	95
Terramere Plaza, Arlington Heights, IL	40,965	78	77	80	96	73
Townes Crossing, Oswego, IL	105,989	98	100	100	94	86
Tweeter, Schaumburg, IL	9,988	100	100	100	100	100
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	97	100	100
University Crossing, Mishawaka, IN	136,430	92	100	98	88	N/A
V. Richard's Plaza, Brookfield, WI	107,952	90	98	98	97	79
Verizon Wireless, Joliet, IL	4,504	100	100	100	100	100
Village Ten, Coon Rapids, MN	211,568	98 (a)	98	98	98	N/A
Walgreens, Decatur, IL	13,500	0 (a)	0	100	100	100
Walgreens, Jennings, MO	15,120	100	100	100	100	100
Wauconda Crossing, Wauconda, IL	90,290	99 (b)	N/A	N/A	N/A	N/A
Wauconda Shopping Center, Wauconda, IL	31,037	31	100	100	100	100
West River Crossing, Joliet, IL	32,452	96	100	95	91	91

	Gross Leaseable Area	2006%	2005%	2004%	2003%	2002%
Properties

Western & Howard, Chicago, IL	11,974	83	83	100	100	78
Wilson Plaza, Batavia, IL	11,160	88	88	78	100	100
Winnetka Commons, New Hope, MN	42,415	87 (a)	78	89	65	65
Wisner/Milwaukee Plaza, Chicago, IL	14,677	55	100	100	100	100
Woodfield Plaza, Schaumburg, IL	177,160	99	94	94	91	76
Woodland Commons, Buffalo Grove, IL	170,398	91 (a)	97	99	89	90
Woodland Heights, Streamwood, IL	120,436	93	93	87	86	94
Sub-total	10,999,030

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of December 31, 2006, 2005, 2004, 2003 and 2002.  N/A indicates we did not own the investment property at the end of the year.

	Gross Leaseable Area	2006%	2005%	2004%	2003%	2002%
Properties

Algonquin Commons, Algonquin, IL	562,218	97 (a)	N/A	N/A	N/A	N/A
Chatham Ridge, Chicago, IL	175,754	69 (a)	99	95	100	96
Cobblers Crossing, Elgin, IL	102,643	99	94	96	97	100
Forest Lake Marketplace, Forest Lake, MN	93,853	100	100	98	92	96
Greentree Center & Outlot, Caledonia, WI	169,268	97 (b)	94	N/A	N/A	N/A
Hastings Marketplace, Hastings, MN	97,535	99 (a)	100	94)	N/A	N/A
Honey Creek Commons, Terra Haute, IN	179,100	100	N/A	N/A	N/A	N/A
Mapleview, Grayslake, IL	114,914	92	93	N/A	N/A	N/A
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100
Orland Park Place, Orland Park, IL	599,664	94 (b)	93	N/A	N/A	N/A
Randall Square, Geneva, IL	216,485	99	100	100	97	100
Ravinia Plaza, Orland Park, IL	101,384	81	N/A	N/A	N/A	N/A
Regal Showplace Center, Crystal Lake, IL	88,400	100	96	N/A	N/A	N/A
Shoppes of Mill Creek, Palos Park, IL	102,422	99 (a)	99	100	100	93
Thatcher Woods, River Grove, IL	193,313	98	98	99	98	98

	Gross Leaseable Area	2006%	2005%	2004%	2003%	2002%
Properties

Woodfield Commons-East/West, Schaumburg, IL	207,452	99 (a)	90	92	100	100
Sub-total	3,121,405

Grand Total	14,120,435

(a)

We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 66% to 100% at December 31, 2006, for each of these centers.

(b)

In connection with the purchase of several investment properties, we, from time to time, receive payments under master lease agreements covering space vacant at the time of acquisition.  The payments will be made to us for a period ranging from one to two years from the date of acquisition of the property or until the vacant space is leased and tenants begin paying rent.  Accounting principles generally accepted in the United States of America ("GAAP") require us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2006, we had three investment properties, Wauconda Crossing, located in Wauconda, Illinois, Orland Park Place I & II, located in Orland Park, Illinois and Greentree Center, located in Caledonia, Wisconsin subject to master lease agreements.

Item 3.  Legal Proceedings

We are subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of business.  Although the resolution of all matters cannot be predicted with certainty, management believes that the final outcome of any such legal proceedings and claims will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

(In this Part II disclosure, all amounts are presented in thousands, except per share data and square footage amounts)

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

Market Information

As of February 27, 2007, there were 6,145 stockholders of record of our common stock.  Our shares have been listed on the New York Stock Exchange since June 9, 2004 under the symbol IRC.  During the years ended December 31, 2006 and 2005, we paid distributions equal to $0.96 and $0.95, respectively per share, per annum.  The distribution was paid on a monthly basis equal to the pro rata share of the per annum distribution.  The following table sets forth, for the periods indicated, the high and low sales prices for our shares on the New York Stock Exchange.

For the Quarter Ended	High	Low

December 31, 2006	$19.88	17.10
September 30, 2006	18.18	14.50
June 30, 2006	16.40	12.70
March 31, 2006	16.63	14.11

December 31, 2005	$15.82	13.50
September 30, 2005	17.00	14.65
June 30, 2005	16.48	14.00
March 31, 2005	16.50	14.80

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information, as of December 31, 2006, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders:
2005 Equity Award Plan	40	$15.51	2,460

Equity compensation plans not approved by stockholders
Independent Director Stock Option Plan (a)	26	16.18	-
Restricted stock awards to employees (b)	29	12.86	N/A

Total	95	14.88	2,460

(a)

We adopted the Independent Director Stock Option Plan concurrently with the commencement of our first offering in 1994.  A total of 50 shares were authorized and reserved for issuance under this plan.  Only non-employee directors were eligible to participate in this plan.  As of December 31, 2006, options to purchase all 50 authorized shares were issued, of which 24 were exercised.

(b)

These shares were issued pursuant to employment contracts with certain of our officers.  Restricted stock awards were designed to provide long-term incentives to these executive officers.

Reference is made to Note 14 to the financial statements in Item 8 of the Annual Report for a discussion of our compensation plans.

Performance Graph

The graph below compares the cumulative total return on our common stock for the last five fiscal years, with the cumulative total return on the Standard & Poor's 500 Stock Index ("S&P 500") and with the FTSE NAREIT Equity REIT Index over the same period (assuming the investment of $100 in our common stock, the S&P 500 Index and the FTSE NAREIT Equity REIT Index on December 31, 2001, and the reinvestment of all dividends).

	2001	2002	2003	2004	2005	2006

Inland Real Estate Corporation	100.00	109.36	119.61	206.45	203.75	273.84
S&P 500	100.00	77.90	100.24	111.15	116.61	135.02
FTSE NAREIT Equity	100.00	103.82	142.37	187.33	210.12	283.78

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

In order to maintain our status as a REIT, we must distribute at least 90% of our "REIT taxable income," to our stockholders.  REIT taxable income is defined as taxable income excluding the deduction for distributions paid and net capital gains.  For the years ended December 31, 2006 and 2005, our "REIT taxable income" was $54,864 and $60,920, respectively.  We declared monthly cash distributions to stockholders totaling $64,491 and $64,212 or $0.96 and $0.95 on an annual basis per share for the years ended December 31, 2006 and 2005, respectively.  Future distributions are determined by our board of directors.  We expect to continue paying monthly cash distributions to maintain our status as a REIT.  We annually notify our stockholders of the taxability of distributions paid during the proceeding year.  The following table sets forth the taxability of distributions, on a per share basis, paid in 2006 and 2005:

	2006 (a)	2005 (b)

Ordinary income	$0.827	0.855
Non-taxable return of capital	0.127	-
Unrecaptured Section 1250 gains	-	0.005
Long-term capital gains	0.006	0.020
Qualified dividends	0.016	0.004

(a)

The December distribution declared on December 19, 2006, with a record date of January 2, 2007 and payment date of January 17, 2007, is reportable for tax purposes in 2007 and is not reflected in the 2006 allocation.

(b)

The December distribution declared on December 20, 2005, with a record date of January 3, 2006 and payment date of January 17, 2006, is reportable for tax purposes in 2006 and is not reflected in the 2005 allocation.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans

October 1 – 31	-	-	-	-
November 1 – 30	2,776	$18.01	-	-
December 1 – 31	-	-	-	-

Total	2,776	$18.01	-	-

(a)

These shares were purchased in connection with our convertible notes offering on November 13, 2006.

Item 6.  Selected Financial Data

INLAND REAL ESTATE CORPORATION
For the years ended December 31, 2006, 2005, 2004, 2003, and 2002
(In thousands, except per share data)

The following table sets forth Selected Consolidated Financial Data on a historical basis for the five years ended December 31, 2006.  This information should be read in conjunction with the consolidated financial statements (including notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.  This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements.

	2006	2005	2004	2003	2002

Total assets	1,269,161	1,188,999	1,207,092	1,280,656	1,190,031
Mortgages payable	622,280	602,817	596,125	615,512	582,282
Total revenues	178,415	181,173	188,417	172,328	145,997
Income from continuing operations	38,720	45,471	43,034	39,444	35,521
Net income available to common stockholders	45,184	47,255	49,374	41,866	39,276
Net income per common share, basic and diluted	0.67	0.70	0.74	0.64	0.61
Total distributions declared	64,491	64,212	62,618	61,166	60,090
Distributions per common share	0.96	0.95	0.94	0.94	0.94
Cash flows provided by operating activities	84,250	86,252	86,118	80,098	67,839
Cash flows used in investing activities	(116,415)	(40,624)	(54,059)	(87,060)	(192,971)
Cash flows provided by (used in) financing activities	32,930	(54,332)	(54,939)	43,916	116,590

Weighted average common shares outstanding, basic	67,154	67,244	66,454	65,064	63,979
Weighted average common shares outstanding, diluted	67,223	67,298	66,504	65,068	63,984

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

Executive Summary

We are an owner/operator of Neighborhood Retail Centers (gross leasable areas ranging from 5,000 to 150,000 square feet) and Community Centers (gross leasable areas in excess of 150,000 square feet).  We are a self-administered REIT incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  As of December 31, 2006, we owned interests in 146 investment properties, including those owned through our unconsolidated joint ventures.

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

Our largest expenses relate to the operation of our properties, depreciation and amortization and interest expense on our mortgages payable, line of credit and convertible notes.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.  Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property.

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental measure to compare our performance and operations to that of other REITs.  Due to certain unique operating characteristics of real estate companies, NAREIT, an industry trade group, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives payable by us to certain executives, based on our performance.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.

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

•

possibly re-leasing at rental rates lower than current market rates;

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

Acquisitions:

•

We seek to selectively acquire well-located open air retail centers.

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

•

We have formed a joint venture to acquire properties to offer tenant-in-common interests in properties to investors.  We earn fees from the joint venture for providing property management, acquisition and leasing services as well as syndication fees.

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

Acquisitions and Dispositions

During the years ended December 31, 2006 and 2005, we completed the following acquisitions and dispositions:

Acquisitions during the year ended December 31, 2006:

•

Eight investment properties, totaling approximately 1,351,000 square feet, for approximately $266,300 in the aggregate;

•

56 acres of vacant land through our joint venture with TMK Development, Ltd. For approximately $8,400;

•

Vacant parcel of land at Shakopee Valley Marketplace for approximately $848; and

•

57 acres of vacant land through our joint ventures with North American Real Estate, Inc. for approximately $27,200.

Dispositions during the year ended December 31, 2006:

•

15 acres of vacant land through our joint venture with TMK Development Ltd; and

•

Four investment properties.

Total proceeds from these sales were approximately $27,901.

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

The acquisition price per square foot is higher in 2006 than it was in 2005.  We believe that this does not reflect a market trend, but reflects solely the acquisition of Algonquin Commons, a lifestyle center, that was purchased for approximately $275 per square foot.  This price is significantly higher than the amount per square foot that we typically pay for other centers, but is in line with the average price for lifestyle centers, based on comparable property sales.

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

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and, if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the years ended December 31, 2006, 2005 and 2004.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as a component of amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of December 31, 2006, we had not allocated any amounts to customer relationships.

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

Assets Held for Sale.  In determining whether to classify an asset as held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale, in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we have received a significant non-refundable deposit for the purchase of the property; (vi) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vii) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at December 31, 2006 and 2005 were $27,569 and $26,804, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during 2006, 2005 and 2004.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  We believe that the risk is not significant, as we do not anticipate the financial institutions' non-performance.

Income generated from our investment properties is the primary source from which we generate cash.  The table below presents lease payments to be received in the future from properties that we owned as of December 31, 2006.  Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2007	$124,082
2008	113,481
2009	99,616
2010	86,830
2011	73,468
Thereafter	360,774

Total	$858,251

Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), our draws on the line of credit with KeyBank N.A., which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  As of December 31, 2006, we had approximately $100,000 available under our $150,000 line of credit.  If necessary, such as for new acquisitions, we can generate cash flow by entering into financing arrangements or possible joint venture agreements with institutional investors.  During the year ended December 31, 2006, we issued $180,000 aggregate principal amount of 4.625% convertible notes due in 2026.  Proceeds from the convertible notes were used to pay down our line of credit with KeyBank N.A. by $120,000 and we also repurchased 2,776 shares of our common stock at a price equal to $18.01 per share (approximately $50,000 in the aggregate).We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties, joint venture commitments and to repay draws on the line of credit.

Certain joint venture commitments require us to invest cash in non-operating property under development and in properties that do not necessarily meet our investment criteria but which are offered for syndication through our joint venture with Inland Real Estate Exchange Corporation.  Capital could be committed for periods longer than expected if development timelines are longer or syndication velocity is slower than anticipated.

As of December 31, 2006, we owned interests in 146 investment properties, including those owned through our unconsolidated joint ventures.  Of the 146 investment properties owned, twenty-five are currently unencumbered by any indebtedness.  We generally limit our secured indebtedness to approximately 50% of the original purchase price, or current market value if higher, of the investment properties in the aggregate.  These twenty-five unencumbered investment properties were purchased for an aggregate purchase price of approximately $104,902 and would therefore yield at least $52,451 in additional cash from financing, using this standard.  In the aggregate, all of our 146 investment properties are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $0.96 per share on an annual basis.

As of December 31, 2006, the required future principal payments on our mortgages payable, including our line of credit and convertible notes over the next five years and thereafter are as follows:

2007	$76,343
2008 (a)	132,936
2009	29,542
2010	195,841
2011	108,473
Thereafter (b)	287,145

Total	$830,280

(a)

Included in the debt maturing during 2008 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2006, we were in compliance with such covenants.

(b)

Included in the debt maturing in the thereafter total is our convertible notes issued during 2006, which mature in 2026.

The following table summarizes our consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Net cash provided by operating activities	$84,250	86,252	86,118

Net cash used in investing activities	$(116,415)	(40,624)	(54,059)

Net cash provided by (used in) financing activities	$32,930	(54,332)	(54,939)

Statements of Cash Flows

2006 Compared to 2005

Cash provided by operating activities during the year ended December 31, 2006 decreased $2,002, as compared to the year ended December 31, 2005.  In 2005, the cash provided by operating activities was impacted by the receipt of a one-time lease termination fee in the amount of $6,100 from Dominick's Finer Food to terminate its lease at the Highland Park location received during the year ended December 31, 2005.  This fee is included in lease termination income on our consolidated statements of operations for the year ended December 31, 2005.  This decrease in cash provided by operating activities is partially offset by cash flows from operations generated by properties acquired during 2006 and 2005, subsequent to the dates of their acquisitions and distributions received from the operations of our joint ventures.

Net cash used in investing activities increased by $75,791 as we acquired six investment properties during the year ended December 31, 2006 at a cost of $85,931, completed $25,653 in additions to our investment properties and generated $27,901 of disposition proceeds, as compared to the acquisition of six investment properties during the year ended December 31, 2005 at a cost of $82,391, additions to our investment properties totaling $17,037 and generating $69,134 of disposition proceeds.  During the year ended December 31, 2006, we invested approximately $20,000 to purchase land and one investment property in our joint ventures.  Cash used in investing activities also increased due to an increase in our mortgages receivable.  The increase in mortgages receivable is due to additional draws on our receivable from Tri-Land Properties, Inc. as well as from our 25% participation in a note receivable with Inland American Real Estate Trust, Inc., an affiliate of The Inland Group, Inc.  Additionally, we received less cash distributions from our joint ventures and used less cash to purchase investment securities during the year ended December 31, 2006, as compared to the year ended December 31, 2005.

Net cash provided by financing activities was $32,930 during the year ended December 31, 2006, as compared to net cash used in financing activities of $54,332 during the year ended December 31, 2005.  This increase in cash is due primarily to the proceeds received from the convertible notes issued during 2006.  Additionally, we used less cash to repay debt during the year ended December 31, 2006, as compared to the year ended December 31, 2005.  The increase in cash provided by financing activities was offset by the use of additional cash to repurchase shares in relation to our convertible note offering and to purchase the minority interest units in one of our joint ventures.  Additionally, we received less cash from loan proceeds during the year ended December 31, 2006, as compared to the year ended December 31, 2005.

2005 Compared to 2004

Cash provided by operating activities increased $134 for the year ended December 31, 2005, as compared to the year ended December 31, 2004 due primarily to distributions received from the operations of our unconsolidated joint ventures.  This increase is offset by a decrease in cash received from the contribution of the properties to our joint ventures during 2004.  We received cash from operations of the contributed properties for the year ended December 31, 2004.

Net cash used in investing activities decreased by $13,435 as we acquired six investment properties during the year ended December 31, 2005 at a cost of $82,391 and generating $69,134 of disposition proceeds, as compared to the acquisition of six investment properties during the year ended December 31, 2004 at a cost of $78,049 and generating $27,671 of disposition proceeds.  Additionally, we received $6,341 in distributions from our joint ventures and used more cash to purchase investment securities during the year ended December 31, 2005, as compared to the year ended December 31, 2004.

Net cash used in financing activities was $54,332 for the year ended December 31, 2005, as compared to $54,939 for the year ended December 31, 2004, as we used more cash to payoff debt and pay loan fees on new debt, which was offset by less cash used to pay down our line of credit.  Additionally, during the year ended December 31, 2005, we received less proceeds from shares issued under our DRP.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of the year ended December 31, 2006:

Contractual Obligations	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$622,280	76,343	330,319	176,427	39,191
Line of Credit	28,000	-	28,000	-	-
Convertible Notes	180,000	-	-	-	180,000
Office Lease	1,247	340	907	-	-
Interest Expense (a)	157,553	40,611	90,965	22,158	3,819

(a)  Interest expense on the convertible notes was calculated through the first date at which we are able to call the notes.

Results of Operations

This section describes and compares our results of operations for the three years ended December 31, 2006, 2005 and 2004, respectively.  At December 31, 2006, we had ownership interests in 27 single-user retail properties, 91 Neighborhood Retail Centers and 28 Community Centers.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same twelve month periods during each year.  A total of 117 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 9.9 million square feet.  A total of fifteen investment properties, those that have been acquired during the years ended December 31, 2006, 2005 and 2004 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 70% of the square footage of our portfolio at December 31, 2006.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.

Net income available to common stockholders and net income available to common stockholder per weighted average common share for the years ended December 31, 2006, 2005 and 2004 are summarized below:

	2006	2005	2004

Net income available to common stockholders	$45,184	47,255	49,374

Net income available to common stockholders per weighted average common shares – basic and diluted	$0.67	0.70	0.74

Weighted average number of common shares outstanding – basic	$67,154	67,244	66,454

Weighted average number of common shares outstanding – diluted	$67,223	67,298	66,504

Net income decreased for the year ended December 31, 2006, as compared to the years ended December 31, 2005.  The decrease in net income is primarily due to additional non-cash depreciation and amortization expense on a larger portfolio of properties.  Additionally, the decrease is due to large one-time lease termination fees received during the years ended December 31, 2005 and 2004 in comparison to minimal fees received during the year ended December 31, 2006.

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income, interest, depreciation, amortization and bad debt expense for the years ended December 31, 2006, 2005 and 2004 along with reconciliation to income from continuing operations, calculated in accordance with U.S. GAAP.

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Rental income and tenant recoveries:
"Same store" investment properties (117 properties, approximately 9.9 million square feet)	$159,811	158,301	154,541
"Other investment properties" (15 properties, approximately 1.1 million square feet)	16,664	15,256	28,102

Total rental income and tenant recoveries	$176,475	173,557	182,643

Property operating expenses:
"Same store" investment properties (excluding interest, depreciation, amortization and bad debt expense)	$48,316	49,487	47,186
"Other investment properties" (excluding interest, depreciation, amortization and bad debt expense)	3,826	4,310	9,192

Total property operating expenses	$52,142	53,797	56,378

Net operating income (rental income and tenant recoveries less property operating expenses):
"Same store" investment properties	$111,495	108,814	107,355
"Other investment properties"	12,838	10,946	18,910

Total property net operating income	$124,333	119,760	126,265

Other income:
Straight-line rental income	996	571	2,167
Lease termination income	330	6,289	2,891
Other property income	614	756	716
Other income	5,071	2,467	2,819
Fee income from unconsolidated joint ventures	2,476	2,011	-
Gain on sale of investment properties	617	68	76

Other expenses:
Bad debt expense	(886)	(1,238)	(808)
Depreciation and amortization	(41,520)	(39,672)	(38,253)
Stock exchange listing expenses	(65)	(67)	(839)
General and administrative expenses	(10,494)	(8,909)	(8,714)
Interest expense	(44,761)	(40,306)	(42,357)
Minority interest	(864)	(850)	(906)
Equity in earnings (loss) of unconsolidated joint ventures	2,873	4,591	(23)

Income from continuing operations	$38,720	45,471	43,034

On a "same store" basis, (comparing the results of operations of the investment properties owned during the year ended December 31, 2006, with the results of the same investment properties owned during the year ended December 31, 2005), property net operating income increased by $2,681 with total rental income and tenant recoveries increasing by $1,510 and total property operating expenses decreasing by $1,171.  Total rental income and tenant recoveries for the year ended December 31, 2006 was $176,475, as compared to $173,557 for the year ended December 31, 2005.  The primary reasons for the increase in rental income and tenant recoveries for the year ended December 31, 2006, as compared to the year ended December 31, 2005 is positive leasing spreads on our "same store" properties and income received on our "other investment properties."

In comparing the results of operations from the "same store" properties during the years ended December 31, 2005 and 2004, property net operating income increased by $1,459 with total rental income and tenant recoveries increasing by $3,760 and total property operating expenses increasing by $2,301.  Total rental income and tenant recoveries for the year ended December 31, 2005 was $173,557, as compared to $182,643 for the year ended December 31, 2004.  The primary reason for this decreased was a decrease in rental income and tenant recoveries due to the contribution of investment properties to the New York State Teachers' Retirement Systems ("NYSTRS") joint venture during 2004 and 2005, which was partially offset by new acquisitions during the year ended December 31, 2005.

The following table presents our top ten tenants based on percentage of total square footage, along with their respective annual base rent, percentage of annual base rent and approximate receivable balance as of December 31, 2006:

Tenant Name (a)	Percentage of Total Square Footage	Annual Base Rent	Percentage of Annual Base Rent	Receivable Balance at December 31, 2006

Supervalue	7.82%	$11,338	6.57%	$31
Dominick's Finer Foods	4.24%	6,939	4.02%	74
TJX Companies, Inc.	3.63%	4,428	2.57%	13
Roundy’s	2.69%	3,764	2.18%	-
K-Mart	2.64%	1,434	0.83%	(8)
Petsmart	1.89%	3,375	1.96%	161
Kohl’s Department Stores	1.83%	2,088	1.21%	6
Kroger	1.67%	1,779	1.03%	487
Wickes Furniture	1.45%	2,165	1.26%	126
Office Depot	1.41%	2,223	1.29%	46

Total	29.27%	$39,533	22.92%	$936

(a)  The table above includes properties owned through our unconsolidated joint ventures.

Lease termination income was approximately $330, $6,289 and $2,891 for the years ended December 31, 2006, 2005 and 2004, respectively.  The primary reason for the increase in 2005 was the receipt of a lease termination fee of $6,100 from Dominick's Finer Foods with respect to the lease at their location in Highland Park, Illinois.

Total property operating expenses, including real estate taxes, for the year ended December 31, 2006 decreased $1,655, as compared to the year ended December 31, 2005.  The primary reason for the decrease is a decrease in common area and grounds maintenance expenses on our "same store" portfolio of properties.  The decrease is due in most part to lower snow removal costs in 2006, as compared to 2005.  Additionally, during the year ended December 31, 2006, we entered into an agreement with a limited liability company formed as an insurance association captive in order to reduce our premium paid for our annual insurance policies.

Total property operating expenses, including real estate taxes, for the year ended December 31, 2005 decreased $2,581, as compared to the year ended December 31, 2004.  The primary reason for this decrease was a decrease of $4,882 in expenses associated with the "other investment properties" due to the contributions of investment properties to our unconsolidated joint ventures during 2005 and 2004.

Stock exchange listing expenses decreased for the years ended December 31, 2006 and 2005, as compared to the year ended December 31, 2004.  We incurred approximately $839 in expenses related to our listing on the New York Stock Exchange ("NYSE") during the year ended December 31, 2004.  This included travel expenses related to the road show, legal fees, approximately $333 for the engagement of an investment banking firm to assist with the listing and the initial $250 NYSE listing fee.  During the years ended December 31, 2006 and 2005, we paid approximately $65 and $67, respectively for our annual listing.

General and administrative expenses increased approximately $1,585 for the year ended December 31, 2006, as compared to the year ended December 31, 2005.  This increase is due primarily to an increase in salaries and other payroll related items, board of director fees and professional fees related to acquisition activity during 2006.

General and administrative expenses increased approximately $195 for the year ended December 31, 2005, as compared to the year ended December 31, 2004.  This is due to an increase in salaries and other payroll related items as well as additional accounting fees for our continued compliance with requirements of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley").  This increase was offset by decreases related to investor service costs incurred in 2004 in relation to our certificate exchange program and lower fees paid for data processing services in 2005.  There were additional services necessary in 2004 for our Sarbanes-Oxley compliance that were not necessary in 2005.

Other income increased $2,604 for the year ended December 31, 2006, as compared to the year ended December 31, 2005 due to several factors:

•

Interest received on our mortgages receivable increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005 due to higher outstanding balances on our loan to Tri-Land Properties, Inc. as well as income received on our 25% participation in a note receivable from Inland American Real Estate Trust, Inc., an affiliate of The Inland Group, Inc.

•

Dividend income received on our investment in securities increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005.

•

Gains on the sale of our investment in securities increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005.

Other income decreased for the year ended December 31, 2005, as compared to the years ended December 31, 2004. This decrease is due to a decrease in gains recorded in 2005 on the sale of our investment in securities.

Interest expense increased approximately $4,455 for the year ended December 31, 2006, as compared to the year ended December 31, 2005.  This increase is due in most part to interest paid on our line of credit with KeyBank N.A. during the year ended December 31, 2006.  This is the result of higher balances maintained throughout the year as well as a higher rate charged on the outstanding balances.  Additionally, interest expense increased due to the convertible notes that we issued during 2006.  We issued these convertible notes in order to take advantage of lower interest rates going forward.  These notes are fixed at a rate of 4.625% per annum.  In connection with the issuance of the notes, we repaid $120,000 of the outstanding balance on our line of credit, which had an interest rate of 6.675%.

Interest expense decreased $2,051 for the year ended December 31, 2005, as compared to the year ended December 31, 2004.  This is primarily due to the contribution of properties into the joint ventures that occurred in 2004 and 2005.  Our portion of the interest expense for these properties is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations.

Equity in earnings of unconsolidated joint ventures decreased approximately $1,718 for the year ended December 31, 2006, as compared to the year ended December 31, 2005.  This decrease is due in most part to our share of the non-cash expenses related to the properties held in our joint ventures.  This decrease is offset by increases in operations due to properties newly acquired by the joint ventures during the year ended December 31, 2006.

Equity in earnings of unconsolidated joint ventures increased approximately $4,614 for the year ended December 31, 2005, as compare to the year ended December 31, 2005.  Our largest joint venture was formed in December 2004.  Therefore, there were minimal operations recorded by the joint venture during 2004.

Captive Insurance

Effective October 1, 2006, we entered into an agreement with a limited liability company formed as an insurance association captive ("Captive"), which is wholly owned by three other entities previously sponsored by Inland Real Estate Investment Corporation: Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc. and us.  Inland Risk & Insurance Management Services, Inc., an affiliate of The Inland Group, Inc., provides services to the Captive.  The Captive was formed to more efficiently manage the respective insurance coverage of the members and the premiums associated with property casualty coverage.  The Captive will annually oversee the purchase of one or more insurance policies from a third party insurer that cover properties of its members that will be acceptable to all members. Portions of these insurance policies agreed upon by all members will be funded or reimbursed by insurance policies purchased from the Captive by the members. The premium associated with the non-catastrophic property and casualty insurance policies purchased from the Captive will be divided amongst each of the members based upon a determination by a third-party, independent actuary of the losses, loss reserves and loss expenses that each member is expected to incur and a proportional allocation of associated operating costs.  Each member initially contributed approximately $188 to the Captive in the form of a capital contribution and could be required to make annual contributions to fund the loss reserve.  The Captive will use this capital to pay a portion of certain property and casualty losses and general liability losses suffered by a member under the policies purchased by the Captive subject to deductibles applicable to each occurrence.  These losses will be paid by the Captive up to and including a certain dollar limit per occurrence, after which the losses are covered by the third party insurer.  We are required to remain as a member of the Captive for a period of five years even if insurance rates from third party providers are lower than what we get through the Captive.  Although our current year policy premium remained consistent with prior premiums, had we not entered the Captive, we could have seen larger increases than we had experienced in the past.

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

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Unconsolidated joint ventures are those where we are not the primary beneficiary of a variable interest entity or have substantial influence over but do not control the entity.  We account for our interest in these ventures using the equity method of accounting.  Pertinent information related to these ventures is summarized in the following table:

Venture Partner	Company's Ownership Percentage	December 31, 2006	December 31, 2005

Crow Holdings Managers, LLC	50%	$1,219	1,480
New York State Teachers' Retirement System	50%	64,556	51,409
North American Real Estate, Inc.	45%	1,739	-
North American Real Estate, Inc.	45%	2,611	-
Oak Property and Casualty	25%	227	-
Inland Real Estate Exchange Corporation	50%	4,538	-

Investment in and advances to unconsolidated joint ventures		$74,890	52,889

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

The operations of properties contributed by us are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  Differences between our investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the year ended December 31, 2006 and 2005, we recorded $1,380 and $1,393, respectively, of amortization of this basis difference. No such amortization was recorded during the year ended December 31, 2004.

Non-GAAP Financial Measures

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental measure to compare our performance and operations to other REITs.  Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives payable by us to certain executives, based on our performance.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.  The following table reflects our FFO for the periods presented, reconciled to net income available to common stockholders for these periods:

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004

Net income available to common stockholders	$45,184	47,255	49,374
Gain on sale of investment properties, net of minority interest	(6,399)	(1,185)	(4,541)
Gain on non-operating property, net of minority interest	157	33	-
Equity in depreciation of unconsolidated joint ventures	9,398	4,261	96
Amortization on in-place lease intangibles	2,925	2,826	1,816
Amortization on leasing commissions	766	700	870
Depreciation, net of minority interest	37,132	35,621	35,323

Funds From Operations	89,163	89,511	82,938

Net income available to common stockholders per weighted average common share, basic and diluted	$0.67	0.70	0.74

Funds From Operations, per weighted average common share, basic and diluted	$1.33	1.33	1.25

Weighted average number of common shares outstanding, basic	67,154	67,244	66,454

Weighted average number of common shares outstanding, diluted	67,223	67,298	66,504

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

EBITDA	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004

Income from continuing operations	$38,720	45,471	43,034
Gain on sale of investment properties	(617)	(68)	(76)
Income from discontinued operations	447	666	1,875
Interest expense	44,761	40,306	42,357
Interest expense associated with discontinued operations	43	208	682
Interest expense associated with unconsolidated joint ventures	6,969	4,271	366
Depreciation and amortization	41,520	39,672	38,253
Depreciation and amortization associated with discontinued operations	186	602	671
Depreciation and amortization associated with unconsolidated ventures	9,421	3,127	357

EBITDA	$141,450	134,255	127,519

Total interest expense	51,773	44,785	43,405

EBITDA: Interest expense coverage ratio	2.7 x	3.0 x	2.9 x

Impact of Recent Accounting Principles

In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights."  This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners' ownership interest in the limited partnership.  The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights.  Whether the presumption of control is overcome is a matter of judgement based on the facts and circumstances, for which the consensus provides additional guidance.  This consensus is currently applicable to the Company for new or modified partnerships, and is applicable to existing partnerships in 2006.  This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership.  Adoption did not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 "Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109." This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect of this Interpretation.

In September 2006, the SEC's staff issued SAB No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."  This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006.  Adoption did not have a material effect on our consolidated financial statements.

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

Subsequent Events

On January 10, 2007, we sold our interest in INCH III/Hastings, LLC for approximately $3,500.  This entity was an unconsolidated joint venture with Crow Holdings Managers, LLC, which owned Hastings Marketplace, located in Hastings, Minnesota.

On January 15, 2007, we announced that our board of directors approved a common stock dividend increase, raising the annual cash dividend payable per common share to $0.98, from the current annual level of $0.96 per common share.  The board of directors declared the first monthly cash dividend at the increased rate of $0.08167 will be payable on April 17, 2007 to common stockholders of record on April 2, 2007.

On January 17, 2007, we paid a cash distribution of $0.08 per share on the outstanding shares or our common stock to stockholders of record at the close of business on January 3, 2007.

On January 18, 2007, we announced that we had declared a cash distribution of $0.08 per share on the outstanding shares of our common stock.  This distribution was paid on February 17, 2007 to stockholders of record at the close of business on January 31, 2007.

On January 30, 2007, we purchased, through our joint venture with Inland Real Estate Exchange Corporation, an investment property, leased to Best Buy, from an unaffiliated third party for $10,100.  The purchase price was funded using cash and cash equivalents.  The property is located in Burbank, Illinois and contains 71,000 square feet of leasable area.

On February 23, 2007, we purchased Inland Retail Real Estate Trust, Inc's interest in a joint venture for approximately $4,600.  The joint venture was formed to develop approximately 53 acres of vacant land in Clermont, Florida.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2006, 2005 and 2004 we had no derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  If a derivative terminates or is sold, the gain or loss is recognized.  We will only enter into derivative transactions that satisfy the aforementioned criteria.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2011 and thereafter and weighted average interest rates for the debt maturing in each specified period.

	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt	$43,012	104,936	29,542	167,499	108,473	280,945	734,407
Weighted average interest rate	6.19%	6.56%	6.43%	4.77%	4.62%	5.45%	-

Variable rate debt	33,331	28,000	-	28,342	-	6,200	95,873
Weighted average interest rate	7.14%	6.88%	-	6.61%	-	4.38%	-

The table above reflects indebtedness outstanding as of December 31, 2006, and does not reflect indebtedness incurred after that date.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages, including our line of credit, is estimated to be $95,873 for mortgages which bear interest at variable rates and $716,563 for mortgages which bear interest at fixed rates.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At December 31, 2006, approximately $95,873, or 14.74% of our mortgages payable, have variable interest rates averaging 6.67%.  An increase in the variable interest rates charged on mortgages payable containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $240.

Item 8.  Financial Statements and Supplementary Data

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Corporation:

We have audited the accompanying consolidated financial statements of Inland Real Estate Corporation (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Chicago, Illinois

February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Corporation:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Inland Real Estate Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Inland Real Estate Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inland Real Estate Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois

February 27, 2007

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
December 31, 2006 and 2005
(In thousands, except per share data)

Assets

	December 31, 2006	December 31, 2005
Investment properties:
Land	$337,896	317,604
Construction in progress	434	821
Building and improvements	926,014	878,614

	1,264,344	1,197,039
Less accumulated depreciation	218,808	188,483

Net investment properties	1,045,536	1,008,556

Cash and cash equivalents	27,569	26,804
Investment in securities (net of an unrealized loss of $546 at December 31, 2006 and an unrealized gain of $293 at December 31, 2005)	16,777	19,133
Restricted cash	4,044	4,049
Accounts and rents receivable (net of provision for doubtful accounts of $1,990 and $2,798 at December 31, 2006 and 2005, respectively)	33,668	31,742
Mortgage receivable	27,848	11,406
Investment in and advances to unconsolidated joint ventures	74,890	52,889
Deposits and other assets	3,864	2,959
Acquired above market lease intangibles (net of accumulated amortization of $2,450 and $1,856 at December 31, 2006 and 2005, respectively)	3,118	3,831
Acquired in-place lease intangibles (net of accumulated amortization of $6,534 and $4,395 at December 31, 2006 and 2005, respectively)	21,102	19,942
Leasing fees (net of accumulated amortization of $1,572 and $1,387 at December 31, 2006 and 2005, respectively)	3,378	2,795
Loan fees (net of accumulated amortization of $4,107 and $2,735 at December 31, 2006 and 2005, respectively)	7,367	4,893

Total assets	$1,269,161	1,188,999

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets (continued)
December 31, 2006 and 2005
(In thousands, except per share data)

Liabilities and Stockholders' Equity

	December 31, 2006	December 31, 2005
Liabilities:
Accounts payable and accrued expenses	$5,558	4,560
Acquired below market lease intangibles (net of accumulated amortization of $3,535 and $3,216 at December 31, 2006 and 2005, respectively)	4,537	7,477
Accrued interest	3,683	2,426
Accrued real estate taxes	24,425	22,946
Distributions payable	5,205	5,401
Security and other deposits	2,466	2,423
Mortgages payable	622,280	602,817
Line of credit	28,000	65,000
Convertible notes	180,000	-
Prepaid rents and unearned income	2,596	2,752
Other liabilities	10,363	12,631

Total liabilities	889,113	728,433

Minority interest	3,065	18,748

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at December 31, 2006 and 2005	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 65,059 and 67,502 Shares issued and outstanding at December 31, 2006 and 2005, respectively	650	675
Additional paid-in capital (net of offering costs of $58,816)	605,133	649,797
Accumulated distributions in excess of net income	(228,254)	(208,947)
Accumulated other comprehensive income (loss)	(546)	293

Total stockholders' equity	376,983	441,818

Commitments and contingencies

Total liabilities and stockholders' equity	$1,269,161	1,188,999

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the years ended December 31, 2006, 2005 and 2004
(In thousands except per share data)

	2006	2005	2004
Revenues
Rental income	$129,857	126,485	134,735
Tenant recoveries	47,614	47,643	50,075
Lease termination income	330	6,289	2,891
Other property income	614	756	716

Total revenues	178,415	181,173	188,417

Expenses:
Property operating expenses	19,944	22,461	23,962
Real estate tax expense	32,198	31,336	32,416
Bad debt expense	886	1,238	808
Depreciation and amortization	41,520	39,672	38,253
Stock exchange listing expenses	65	67	839
General and administrative expenses	10,494	8,909	8,714

Total expenses	105,107	103,683	104,992

Operating income	73,308	77,490	83,425

Other income	5,071	2,467	2,819
Fee income from unconsolidated joint ventures	2,476	2,011	-
Gain on sale of investment properties	617	68	76
Interest expense	(44,761)	(40,306)	(42,357)
Minority interest	(864)	(850)	(906)
Equity in earnings (loss) of unconsolidated joint ventures	2,873	4,591	(23)

Income from continuing operations	38,720	45,471	43,034

Discontinued operations:
Income from discontinued operations (including gain on sale of investment properties of $6,017, $1,117 and $4,465 for the years ended December 31, 2006, 2005 and 2004, respectively)	6,464	1,784	6,340

Net income available to common stockholders	45,184	47,255	49,374

Other comprehensive income:
Unrealized gain (loss) on investment securities	(839)	179	(1,388)

Comprehensive income	$44,345	47,434	47,986

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the years ended December 31, 2006, 2005 and 2004
(In thousands except per share data)

	2006	2005	2004

Basic and diluted earnings available to common shares per weighted average common share:

Income from continuing operations	$0.57	0.68	0.65
Discontinued operations	$0.10	0.02	0.09

Net income available to common stockholders per weighted average common share – basic and diluted	$0.67	0.70	0.74

Weighted average number of common shares outstanding – basic	67,154	67,244	66,454

Weighted average number of common shares outstanding – diluted	67,223	67,298	66,504

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2006, 2005 and 2004
(In thousands except per share data)

	2006	2005	2004
Number of shares
Balance at beginning of year	67,502	67,025	61,660
Shares issued from DRP	315	435	1,653
Stock compensation	16	30	1
Reclassification of redeemable common stock relating to Put Agreement	-	-	3,932
Exercise of stock options	2	14	-
Repurchase of shares	(2,776)	(2)	(221)
Balance at end of year	65,059	67,502	67,025

Common Stock
Balance at beginning of year	$675	670	617
Proceeds from DRP	3	5	16
Stock compensation	-	-	-
Reclassification of redeemable common stock relating to Put Agreement	-	-	39
Repurchase of shares	(28)	-	(2)
Balance at end of year	650	675	670

Additional Paid-in capital
Balance at beginning of year	649,797	643,698	592,121
Proceeds from DRP	5,014	5,805	18,667
Amortization of stock compensation	267	178	72
Reclassification of redeemable common stock relating to Put Agreement	-	-	34,960
Exercise of stock options	23	135	-
Repurchase of shares	(49,968)	(19)	(2,122)
Balance at end of year	605,133	649,797	643,698

Accumulated distributions in excess of net income
Balance at beginning of year	(208,947)	(191,990)	(178,745)
Net income available to common stockholders	45,184	47,255	49,373
Distributions declared ($0.96, $0.95 and $0.94 for the years ended December 31, 2006, 2005 and 2004, respectively.	(64,491)	(64,212)	(62,618)
Balance at end of year	(228,254)	(208,947)	(191,990)

Accumulated other comprehensive income
Balance at beginning of year	293	114	1,502
Other comprehensive income (loss)	(839)	179	(1,388)
Balance at end of year	(546)	293	114

Total stockholders' equity	$376,983	441,818	452,492

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$45,184	47,255	49,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,520	40,005	38,248
Contribution of operating assets and liabilities to joint venture	-	-	2,603
Non-cash charges associated with discontinued operations	186	135	675
Amortization of deferred stock compensation	267	179	72
Amortization on acquired above market leases	729	880	716
Amortization on acquired below market leases	(1,383)	(1,827)	(1,274)
Gain on sale of investment properties	(6,634)	(1,185)	(4,541)
Minority interest	864	850	906
Equity in earnings (loss) of unconsolidated joint ventures	(2,873)	(4,591)	24
Rental income under master lease agreements	-	54	481
Straight line rental income	(996)	(616)	(2,209)
Provision for doubtful accounts	(758)	45	(222)
Interest on unamortized loan fees	1,390	1,603	2,280
Distributions from unconsolidated joint ventures	7,564	2,492	-
Mortgage receivable	(676)	(477)	-
Changes in assets and liabilities:
Restricted cash	(551)	40	2,106
Accounts and rents receivable	(508)	(705)	596
Other assets	(854)	603	(2,490)
Accounts payable and accrued expenses	(844)	1,210	1,126
Accrued interest payable	1,257	129	440
Accrued real estate taxes	1,479	565	(3,376)
Security and other deposits	43	169	84
Other liabilities	-	-	(2)
Prepaid rents and unearned income	(156)	(561)	501
Net cash provided by operating activities	84,250	86,252	86,118

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Cash flows from investing activities:
Restricted cash	$556	137	6,997
Escrows held for others	(32)	(775)	(1,467)
Proceeds from sale of interest in joint venture	-	500	-
Purchase of investment securities	(1,457)	(14,916)	(5,526)
Sale of investment securities	3,071	1,942	10,201
Additions to investment properties, net of amounts payable	(25,653)	(17,037)	(10,835)
Rental income under master lease agreements	(141)	-	-
Purchase of investment properties	(76,827)	(75,528)	(67,987)
Purchase of furniture, fixtures and equipment	(70)	(113)	-
Acquired above market leases	(179)	(132)	(909)
Acquired in-place leases	(9,070)	(9,397)	(9,728)
Acquired below market leases	145	2,666	575
Proceeds from sale of investment properties, net	27,901	69,134	27,671
Distributions from unconsolidated joint ventures	3,160	6,341	-
Investment in and advances to joint ventures, net	(21,082)	(1,561)	(1,972)
Mortgages receivable	(15,766)	-	-
Construction in progress	387	(821)	290
Leasing fees	(1,358)	(1,064)	(1,369)
Net cash used in investing activities	(116,415)	(40,624)	(54,059)

Cash flows from financing activities:
Proceeds from the DRP	5,017	5,810	18,682
Proceeds from exercise of options	23	135	-
Repurchase of shares	(49,996)	(19)	(2,124)
Purchase of minority interest, net	(15,187)	(101)	-
Loan proceeds	41,394	134,366	138,780
Repayments on unsecured line of credit	(37,000)	(20,000)	(50,000)
Convertible notes	180,000	-	-
Loan fees	(4,552)	(2,970)	(1,757)
Other current liabilities	(2,848)	9,242	-
Distributions paid	(66,047)	(66,291)	(64,424)
Payoff of debt	(17,149)	(113,897)	(93,712)
Principal payments of debt	(725)	(607)	(384)
Net cash provided by (used in) financing activities	32,930	(54,332)	(54,939)

Net increase (decrease) in cash and cash equivalents	765	(8,704)	(22,880)

Cash and cash equivalents at beginning of year	26,804	35,508	58,388

Cash and cash equivalents at end of year	$27,569	26,804	35,508

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties	$(95,370)	(146,835)	-
Assumption of mortgage debt	18,543	61,625	-
Proceeds from sale of investment properties	-	-	36,241
Transfer of mortgage debt	-	-	(8,570)

	$(76,827)	(85,210)	27,671

Contribution of properties and other assets, net of accumulated depreciation	$27,544	37,782	105,120
Contribution of operating assets and liabilities to joint venture	-	-	(2,603)
Debt associated with contribution of properties	(19,300)	(16,789)	(59,704)

	$8,244	20,993	42,813

Reclassification of common stock related to Put Agreement	$-	-	(35,000)

Distributions payable	$5,205	5,401	5,537

Cash paid for interest	$42,250	43,948	40,679

Impact of adoption and re-evaluation of FIN 46:

Assets:
Land, building and improvements and construction in progress	$-	(9,281)	9,538
Other assets	-	(480)	282

Total assets	$-	(9,761)	9,820

Total liabilities and equity	$-	(9,761)	1,428

Investment in and advances to joint venture at January 1	$-	-	8,392

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006
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

The preparation of consolidated financial statements in conformity with accounting principals generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Certain reclassifications were made to the 2005 and 2004 financial statements to conform to the 2006 presentation.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006
(In thousands, except per share data and square footage amounts)

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

The Company capitalizes interest costs related to construction in progress and considers both interest paid on debt obtained to fund the project and the interest cost incurred during the period that could have been avoided.  The Company has recorded approximately $93 of capitalized interest related to its joint venture with Tucker Development Corporation for the year ended December 31, 2006.  No capitalized interest was recorded during the years ended December 31, 2005 and 2004.

Amortization pertaining to the above market lease intangibles of $729, $880 and $716 was recorded as a reduction to rental income for the years ended December 31, 2006, 2005 and 2004, respectively.  Amortization pertaining to the below market lease intangibles of $1,383,  $1,827 and $1,274 was recorded as an increase to rental income for the years ended December 31, 2006, 2005 and 2004, respectively.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $3,002, $2,826 and $1,736 for the years ended December 31, 2006, 2005 and 2004, respectively.  The table below presents the amounts to be recorded for the amortization of intangibles over the next five years:

2007	$2,696
2008	2,784
2009	2,897
2010	3,068
2011	3,024

Total	$14,469

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying consolidated financial statements as of and for the years ended December 31, 2006, 2005 and 2004.

Leasing fees are amortized on a straight-line basis over the life of the related lease.  Loan fees are amortized on a straight-line basis over the life of the related loan.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006
(In thousands, except per share data and square footage amounts)

The Company's joint venture with Inland Real Estate Exchange Corporation has offered tenant-in-common ("TIC") interests in properties that it holds together with its joint venture partner, Inland Real Estate Exchange Corporation to investors in a private placement exempt from registration under the Securities Act of 1933.  These TIC interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code.  The Company consolidated properties owned by the joint venture when its TIC ownership is greater than 50%.  Once the Company's TIC interest is less than 50%, the Company accounts for the property under the equity method of accounting.  The Company structures its TIC program with acquisition fees, which are due to the Company from the proceeds of the sales.  As the Company sells its interest in properties through TIC sales, it recognizes a proportionate share of acquisition fees and gain on sale as each individual transaction is completed.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company's mortgages, including its line of credit, is estimated to be $95,873 for mortgages which bear interest at variable rates and $716,563 for mortgages which bear interest at fixed rates.  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company's lenders.

Offering costs are offset against the Stockholders' equity accounts.  Offering costs consist principally of printing, selling and registration costs.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of December 31, 2006 and 2005, the Company held letters of credit for tenant security deposits totaling approximately $418 and $429, respectively.

Rental income is recognized on a straight-line basis over the term of each lease.  The difference between rental income earned on a straight-line basis and the cash rent due under provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2006, the Company had three investment properties subject to a master lease agreement.

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
December 31, 2006
(In thousands, except per share data and square footage amounts)

As of December 31, 2006 and 2005 the Company had no material derivative instruments.  The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument. The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose the Company to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains and losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  The Company will generally enter into derivative transactions that satisfy the aforementioned criteria only.

A mortgage receivable is considered impaired in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a mortgage receivable is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter. Based upon the Company's judgment, no mortgages receivable were impaired as of December 31, 2006 and 2005.

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
December 31, 2006
(In thousands, except per share data and square footage amounts)

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
Investment in securities at December 31, 2006 and 2005 are classified as available-for-sale securities.  Available-for sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are calculated using the first in first out ("FIFO") method of accounting.  Distribution income is recognized when received.  The Company acquires stock on margin.  The margin loan is subject to its terms and conditions.  At December 31, 2006 and 2005, the loan balances were $6,394 and $9,242, respectively and are included in other liabilities in the accompanying consolidated balance sheets.

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

Sales of investment securities available-for-sale during the years ended December 31, 2006, 2005 and 2004 resulted in gains on sale of $479, $11 and $1,279, respectively.  These gains are included in other income in the accompanying consolidated statements of operations.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 were as follows:

	Less than 12 months			12 months or longer		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Common Stock	$349	(17)	3,592	(156)	3,941	(173)

Non REIT Common Stock	$3,203	(744)	919	(83)	4,122	(827)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006
(In thousands, except per share data and square footage amounts)

(3)

Unconsolidated Joint Ventures

Unconsolidated joint ventures are those where the Company is not the primary beneficiary of a variable interest entity or has substantial influence over but does not control the entity.  The Company accounts for its interest in these ventures using the equity method of accounting.  Pertinent information related to these ventures is summarized in the following table.

Venture Partner	Company's Ownership Percentage	December 31, 2006	December 31, 2005

Crow Holdings Managers, LLC	50%	$1,219	1,480
New York State Teachers' Retirement System	50%	64,556	51,409
North American Real Estate, Inc.	45%	1,739	-
North American Real Estate, Inc.	45%	2,611	-
Oak Property and Casualty	25%	227	-
Inland Real Estate Exchange Corporation	50%	4,538	-

Investment in and advances to unconsolidated joint ventures		$74,890	52,889

The Company's proportionate share of the earnings or losses related to these ventures is reflected as equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes only its share of these fees in the accompanying consolidated statements of operations.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these investment properties.  Differences between the Company's investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the years ended December 30, 2006 and 2005, the Company recorded $1,380 and $1,393, respectively, of amortization of this basis difference.  No such amortization was recorded during the year ended December 31, 2004.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006
(In thousands, except per share data and square footage amounts)

Summarized financial information for the unconsolidated joint ventures is as follows:

	December 31, 2006	December 31, 2005
Balance Sheet:

Assets:
Investment in real estate, net	$540,721	264,861
Other assets	33,647	83,709

Total assets	$574,368	348,570

Liabilities:
Mortgage payable	$317,949	158,799
Other liabilities	32,398	22,944

Total liabilities	350,347	181,743

Total equity	224,021	166,827

Total liabilities and equity	$574,368	348,570

	December 31, 2006	December 31, 2005	December 31, 2004
Statement of Operations:

Total revenues	$56,377	33,187	1,826
Total expenses	(53,269)	(27,576)	(1,874)

Income from continuing operations	$3,108	5,611	(48)

Inland’s pro rata share	$1,493	3,198	(23)

(4)     Mortgages Receivable

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with a wholly owned subsidiary of Tri-Land Properties, Inc., dated February 1, 2001.  The Company will continue to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The Company agreed to lend Tri-Land Properties, Inc. up to $21,500.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid currently and the remaining 3% to be accrued, with no additional interest, and paid upon maturity.  The loan matures on June 30, 2008.  As of December 31, 2006, the balance of this mortgage receivable was $17,479.  The loan is secured by the investment property and Tri-Land Properties, Inc. has guaranteed $1,000 of this mortgage receivable.  The Company recorded a deferred gain of $3,193 on the sale of its equity investment related to the previous joint venture agreement, as it did not qualify for gain recognition due to the lack of initial investment and continuing involvement.  Such amounts are included in other liabilities on the accompanying consolidated balance sheets.  Additionally, the Company recorded $1,088 and $474 of interest income for the years ended December 31, 2006 and 2005, respectively and has increased the mortgage receivable balance for unpaid interest by $2,377 since inception.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006
(In thousands, except per share data and square footage amounts)

In conjunction with the April 2006 sale of Sears Plaza in Montgomery, Illinois, the Company gave a purchase money mortgage to the buyer in the amount of $1,000.  The buyer is required to pay interest only on a monthly basis at a rate of 9.0% per annum.  In October 2006, the buyer paid the mortgage and related interest due under the agreement. The Company recorded $45 of interest income for the year ended December 31, 2006.

On October 26, 2006, the Company purchased a 25%, or $10,369, participation interest in a note receivable from Inland American Real Estate Trust, Inc. ("IARETI"), a related party of The Inland Group, Inc.  The Company recorded $334 of interest income for the year ended December 31, 2006.

(5)

Transactions with Related Parties

During the years ended December 31, 2006, 2005 and 2004, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, investor relations, property tax reduction services and mail processing from or through affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $50 per hour.  The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the years ended December 31, 2006, 2005 and 2004, these expenses, totaling $833, $775 and $856, respectively are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the years ended December 31, 2006, 2005 and 2004 were $340, $284 and $249, respectively, and are also included in general and administrative expenses.  The Inland Group, Inc., through affiliates, owns approximately 9.3% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc., or its affiliates.

An affiliate of The Inland Group, Inc. was the mortgagee on the Walgreens property, located in Decatur, Illinois.  The loan secured by this mortgage matured on May 31, 2004 and the principal of approximately $624 was repaid.  For the year ended December 31, 2004, the Company paid principal and interest payments totaling $28.

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

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company pays a fee equal to three quarter of one percent (0.75%) per annum on the net asset value under management.  The Company paid approximately $166, $98 and $79 for these services during the years ended December 31, 2006, 2005 and 2004, respectively.

In May 2005, the Company acquired a 1% interest in The Inland Real Estate Group of Companies, Inc. for a purchase price of $1.  The Inland Real Estate Group of Companies, Inc. will provide assistance in the marketing of the Company's investment properties and will provide representation at various trade shows and conventions.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006
(In thousands, except per share data and square footage amounts)

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

On September 5, 2006, Inland Venture Corporation, a Taxable REIT Subsidiary previously formed by the Company, entered into a limited liability company agreement with Inland Real Estate Exchange Corporation, a wholly-owned subsidiary of The Inland Group, Inc.  The resulting joint venture was formed to facilitate Inland Venture Corporation's participation in tax-deferred exchange transactions pursuant to Section 1031 of the Internal Revenue Code using properties made available to the joint venture by Inland Venture Corporation.  The Company executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  The Company will coordinate the joint venture's acquisition, property management and leasing functions, and will earn fees for services provided to the joint venture, including management and leasing fees, as well as syndication fees, which will be split equally between Inland Venture Corporation and Inland Real Estate Exchange Corporation.

Effective October 1, 2006, the Company entered into an agreement with a limited liability company formed as an insurance association captive ("Captive"), which is wholly owned by the Company and three other entities previously sponsored by Inland Real Estate Investment Corporation: Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc.  Inland Risk & Insurance Management Services, Inc., an affiliate of The Inland Group, Inc., provides services to the Captive.  The Captive was formed to more efficiently manage the respective insurance coverage of the members and the premiums associated with property casualty coverage.  The Captive will annually oversee the purchase of one or more insurance policies from a third party insurer that cover properties of its members that will be acceptable to all members. Portions of these insurance policies agreed upon by all members will be funded or reimbursed by insurance policies purchased from the Captive by the members. The premium associated with the non-catastrophic property and casualty insurance policies purchased from the Captive will be divided amongst each of the members based upon a determination by a third-party, independent actuary of the losses, loss reserves and loss expenses that each member is expected to incur and a proportional allocation of associated operating costs.  Each member initially contributed approximately $188 to the Captive in the form of a capital contribution.  The Captive will use this capital to pay a portion of certain property and casualty losses and general liability losses suffered by a member under the policies purchased by the Captive subject to deductibles applicable to each occurrence.  These losses will be paid by the Captive up to and including a certain dollar limit per occurrence, after which the losses are covered by the third party insurer.  The Company is required to remain as a member of the Captive for a period of five years.

On October 26, 2006, the Company purchased a 25% or $10,369 participation interest in a note receivable from Inland American Real Estate Trust, Inc. ("IARETI"), a related party of The Inland Group, Inc.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006
(In thousands, except per share data and square footage amounts)

(6)

Stock Option Plan

The Company adopted an amended and restated Independent Director Stock Option Plan which granted each Independent Director an option to acquire 3 shares of common stock as of the date they become a director and an additional 1 shares on the date of each annual stockholders' meeting.  The options for the initial 3 shares granted are exercisable as follows: 1 share on the date of grant and 1 share on each of the first and second anniversaries of the date of grant.  The succeeding options are exercisable on the second anniversary of the date of grant.  For the years ended December 31, 2006, 2005 and 2004, options to purchase 26, 29 and 32 shares of common stock at prices ranging from $10.45 to $15.62 per share were outstanding during each of the respective periods.  During the years ended December 31, 2006 and 2005, options to purchase 3 and 13 shares, respectively, were exercised by certain independent directors.

(7) Discontinued Operations

During the years ended December 31, 2006, 2005 and 2004, the Company sold a total of eleven investment properties.  Additionally, the Company has sold portions of certain shopping centers and vacant land.  For federal and state income tax purposes, certain of our sales qualified as part of tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

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

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  For the year ended December 31, 2006, there were no properties classified as held for sale.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006
(In thousands, except per share data and square footage amounts)

On the accompanying consolidated balance sheets at December 31, 2006 and December 31, 2005, the Company has recorded $44 and $36, respectively of assets related to discontinued operations and $2 and $69, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the years ended December 31, 2006, 2005 and 2004, the Company has recorded income from discontinued operations of $6,464, $1,784 and $6,340, respectively, including gains on sale of $6,017, $1,117 and $4,465, respectively.

(8)

Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2006	$124,082
2007	113,481
2008	99,616
2009	86,830
2010	73,468
Thereafter	360,774

Total	$858,251

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

Certain tenant leases contain provisions providing for "stepped" rent increases.  GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $996, $614 and $2,173 for the years ended December 31, 2006, 2005 and 2004, respectively, of rental income for the period of occupancy for which stepped rent increases apply $20,318 and $19,322 in related accounts and rents receivable as of December 31, 2006 and 2005, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

(9)

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
December 31, 2006
(In thousands, except per share data and square footage amounts)

In order to maintain the Company's status as a REIT, the Company must distribute at least 90% of its "REIT taxable income," to its stockholders.  REIT taxable income is defined as taxable income excluding the deduction for distributions paid and net capital gains.  For the years ended December 31, 2006 and 2005, the Company's "REIT taxable income" was $54,864 and $60,920, respectively.  The Company declared distributions to stockholders totaling $64,491 and $64,212 or $0.96 and $0.95 on an annual basis per share for the years ended December 31, 2006 and 2005, respectively.  Future distributions are determined by the Company's board of directors.  The Company expects to continue paying distributions to maintain its status as a REIT.  The Company annually notifies its stockholders of the taxability of distributions paid during the proceeding year.  The following table sets forth the taxability of distributions, on a per share basis, paid in 2006 and 2005:

	2006 (a)	2005 (b)

Ordinary income	$0.827	0.855
Non-taxable return of capital	0.127	-
Unrecaptured Section 1250 gains	-	0.005
Long-term capital gains	0.006	0.020
Qualified Dividends	0.016	0.004

(a)

The December distribution declared on December 19, 2006, with a record date of January 2, 2007 and payment date of January 17, 2007, is reportable for tax purposes in 2007 and is not reflected in the 2006 allocation.

(b)

The December distribution declared on December 20, 2005, with a record date of January 3, 2006 and payment date of January 17, 2006, is reportable for tax purposes in 2006 and is not reflected in the 2005 allocation.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006
(In thousands, except per share data and square footage amounts)

(10)

Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at December 31, 2006 and 2005:

Mortgagee	Interest Rate at December 31, 2006	Interest Rate at December 31, 2005	Maturity Date	Current Monthly Payment	Balance at December 31, 2006	Balance at December 31, 2005

Allstate	5.27%	5.27%	11/2012	55	12,500	12,500
Allstate	5.27%	5.27%	12/2012	79	18,000	18,000
Allstate	5.87%	5.87%	09/2009	29	6,000	6,000
Allstate	4.65%	4.65%	01/2010	87	22,500	22,500
Allstate (b)	9.25%	9.25%	12/2009	30	3,850	3,878
Allstate	5.19%	5.19%	08/2012	157	36,200	36,200
Archon Financial	4.88%	4.88%	01/2011	125	30,720	30,720
Bank of America	5.01%	5.01%	10/2010	26	6,185	6,185
Bank of America	4.11%	4.11%	06/2011	19	5,510	5,510
Capmark	5.02%	5.02%	08/2011	37	8,800	8,800
Capmark	4.88%	4.88%	11/2011	70	17,150	17,150
Fifth Third Bank	4.70%	4.70%	10/2010	48	12,380	12,380
GEMSA	6.75%	6.75%	06/2008	26	4,625	4,625
John Hancock Life Insurance (b)	7.65%	7.65%	01/2018	76	11,998	12,141
Key Bank	7.00%	7.00%	11/2008	151	25,000	25,000
Key Bank	5.00%	5.00%	10/2010	31	7,500	7,500
LaSalle Bank N.A.	-	6.81%	-	-	-	7,833
LaSalle Bank N.A.	5.52%	5.52%	04/2010	64	13,550	13,550
LaSalle Bank N.A. (a)	4.86%	4.86%	04/2007	59	14,326	16,411
LaSalle Bank N.A.	4.88%	4.88%	11/2011	51	12,500	12,500
LaSalle Bank N.A.	6.25%	-	12/2010	42	7,833	-
LaSalle Bank N.A. (c)	6.75%	5.69%	04/2010	14	2,468	2,468
LaSalle Bank N.A. (c)	6.75%	5.09%	06/2010	16	2,732	2,732
LaSalle Bank N.A. (c)	6.75%	5.09%	06/2010	13	2,255	2,255
LaSalle Bank N.A.	6.75%	5.69%	04/2010	14	2,400	2,400
LaSalle Bank N.A. (a)	7.15%	6.09%	04/2007	85	14,056	21,287
LaSalle Bank N.A. (a) (c)	7.15%	6.09%	12/2007	90	14,898	14,898
LaSalle Bank N.A	6.75%	5.69%	07/2010	62	10,654	10,654
LaSalle Bank N.A. (c)	4.38%	3.93%	12/2014	20	6,200	6,200
LaSalle Bank N.A. (a)	7.08%	5.21%	04/2007	25	4,378	3,066
MetLife Insurance Company	4.71%	4.71%	12/2010	79	20,100	20,100
Midland Loan Servicing (a) (b)	7.79%	7.79%	10/2007	89	13,268	13,480
Midland Loan Servicing (b)	7.86%	7.86%	01/2008	30	4,646	4,729
Midland Loan Servicing	5.17%	-	04/2014	81	18,283	-
Principal Life Insurance	5.96%	5.96%	12/2008	55	11,000	11,000
Principal Life Insurance	5.25%	5.25%	10/2009	32	7,400	7,400
Principal Life Insurance	3.99%	3.99%	06/2010	109	32,930	32,930
Principal Life Insurance	5.05%	-	01/2014	-	16,250	-
Principal Real Estate Investors	-	5.29%	-	-	-	6,600
Wachovia Securities	6.36%	6.36%	10/2008	299	54,600	54,600
Wells Fargo (a)	6.03%	6.03%	07/2007	68	13,600	13,600
Wells Fargo	6.60%	6.60%	03/2009	44	8,000	8,000
Wells Fargo	5.01%	5.01%	04/2010	64	15,300	15,300
Wells Fargo	5.14%	5.14%	04/2010	48	11,125	11,125
Wells Fargo	5.17%	5.17%	04/2010	102	23,690	23,690
Wells Fargo	4.11%	4.11%	06/2011	114	33,220	33,220

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006
(In thousands, except per share data and square footage amounts)

Mortgagee	Interest Rate at December 31, 2006	Interest Rate at December 31, 2005	Maturity Date	Current Monthly Payment	Balance at December 31, 2006	Balance at December 31, 2005

Wells Fargo	5.01%	5.01%	10/2010	7	$1,700	1,700

Mortgages Payable					$622,280	$602,817

(a)

Approximately $74,526 of the Company's mortgages payable mature during 2007.  The Company intends to replace these loans with new debt for terms of five years or longer at the market interest rate at the time the existing debt matures.

(b)	These loans require payments of principal and interest monthly; all other loans listed are interest only.

(c)	Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

As of December 31, 2006, the required future principal payments on the Company's mortgages payable, including its line of credit and convertible notes, over the next five years and thereafter are as follows:

2007	$76,343
2008	132,936
2009	29,542
2010	195,841
2011	108,473
Thereafter	287,145
Total	$830,280

(11)

Line of Credit

On June 28, 2002, the Company entered into a $100,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years.  The funds from this line of credit are used to purchase additional investment properties.

On April 22, 2005, the Company completed a second amendment to this line of credit.  The aggregate commitment of the Company's line is $400,000 and matures on April 22, 2008.  The Company pays interest only on draws under the line at the rate equal to 120 – 160 basis points over LIBOR.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In conjunction with this amendment, the Company paid approximately $541 in fees and costs.  The outstanding balance on the line of credit was $28,000 as of December 31, 2006.

The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2006, the Company was in compliance with such covenants.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006
(In thousands, except per share data and square footage amounts)

(12)

Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026, which included the exercise by the initial purchasers of their option to purchase an additional $10,000 to cover over-allotments.  The Company received net proceeds of approximately $177,300 after deducting selling discounts and commission.  The Company used the net proceeds from the offering to repurchase 2,776 shares of its common stock at a price equal to $18.01 per share (approximately $50,000 in the aggregate) concurrently with the closing of the offering.  The Company also used the net proceeds to repay approximately $120,000 in outstanding indebtedness under the Company’s revolving credit facility with KeyBank National Association.  The Company will use the remaining net proceeds for general corporate purposes, including to pay the expenses of the offering.

Interest on the notes is payable on May 15 and November 15 of each year beginning May 15, 2007.  The notes mature on November 15, 2026 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The Company may not redeem the notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  Following the occurrence of certain change in control transactions, the Company may be required to repurchase the notes in whole or in part for cash at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest.  At December 31, 2006, the Company has recorded $1,110 of accrued interest related to the convertible notes.  This amount is included in accrued interest on the Company's consolidated balance sheets at December 31, 2006.

Holders may convert their notes into cash or a combination of cash and common stock, at our option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of notes the Company will deliver cash and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of December 31, 2006, for each $1 principal amount of notes was 48.2824 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

(13)

Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.

As of December 31, 2006, 64 shares of common stock issued pursuant to employment agreements were outstanding, of which 21 have vested.  Additionally, the Company issued 34 shares pursuant to employment incentives of which 8 have vested.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of December 31, 2006 and 2005, options to purchase 26 and 29 shares of common stock, respectively, at exercise prices ranging from $10.45 to $15.62 per share were outstanding.  During the years ended December 31, 2006 and 2005, options to purchase 3 and 13 shares, respectively, were exercised by certain independent directors.  These options were not included in the computation of diluted EPS as the effect would be immaterial.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006
(In thousands, except per share data and square footage amounts)

The basic weighted average number of common shares outstanding were 67,154, 67,244 and 66,454 for the years ended December 31, 2006, 2005 and 2004, respectively.  The diluted weighted average number of common shares outstanding were 67,223, 67,298 and 66,504 for the years ended December 31, 2006, 2005 and 2004, respectively.

(14)

Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers and as employment incentives.

As of December 31, 2006, the Company has issued the following shares:

Fiscal year shares issued	Shares issued pursuant to employment agreements	Shares issued pursuant to employment incentives	Average share price on the date of issuance	Aggregate value of shares issued pursuant to employment agreements	Aggregate value of shares issued pursuant to employment incentives	Deferred stock compensation

Prior to 2004	5	-	$11.00	$60	$-	$12
2004	32	15	12.93	411	193	296
2005	19	11	15.18	290	167	309
2006	8	8	16.01	129	130	233

	64	34		$890	$490	$850

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the share value was determined to be equal to the last price at which the Company sold shares, prior to its listing on the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  The officers may receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $267, $178 and $72 were recorded in connection with the vesting of these shares, for the years ended December 31, 2006, 2005 and 2004, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006
(In thousands, except per share data and square footage amounts)

(15)

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

The property net operating income is summarized in the following table for the years ended December 31, 2006, 2005 and 2004, along with reconciliation to income from continuing operations.  Net investment properties and other related segment assets, non-segment assets and total assets are also presented as of December 31, 2006, and 2005:

	2006	2005	2004

Rental income	$128,861	125,914	132,568
Tenant recoveries	47,614	47,643	50,075
Total property operating expenses	(19,944)	(22,461)	(23,962)
Real estate tax expense	(32,198)	(31,336)	(32,416)

Property net operating income	124,333	119,760	126,265

Other income:
Straight-line rental income	996	571	2,167
Lease termination income	330	6,289	2,891
Other property income	614	756	716
Other income	5,071	2,467	2,819
Fee income on unconsolidated joint ventures	2,476	2,011	-
Gain on continuing operations	617	68	76

Other expenses:
Bad debt expense	(886)	(1,238)	(808)
Depreciation and amortization	(41,520)	(39,672)	(38,253)
Stock exchange listing expenses	(65)	(67)	(839)
General and administrative expenses	(10,494)	(8,909)	(8,714)
Interest expense	(44,761)	(40,306)	(42,357)
Minority interest	(864)	(850)	(906)
Equity in earnings (loss) of unconsolidated joint ventures	2,873	4,591	(23)

Income from continuing operations	$38,720	45,471	43,034

Net investment properties and related assets, including discontinued operations	$1,110,666	1,069,825

Non-segment assets	158,495	119,174

Total assets	$1,269,161	1,188,999

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006
(In thousands, except per share data and square footage amounts)

(16)

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

(17)

Subsequent Events

On January 10, 2007, the Company sold its interest in INCH III/Hastings, LLC for approximately $3,500.  This entity was an unconsolidated joint venture with Crow Holdings Managers, LLC, which owned Hastings Marketplace, located in Hastings, Minnesota.

On January 15, 2007, the Company announced that its board of directors approved a common stock dividend increase, raising the annual cash dividend payable per common share to $0.98, from the current annual level of $0.96 per common share.  The board of directors declared the first monthly cash dividend at the increased rate of $0.08167 will be payable on April 17, 2007 to common stockholders of record on April 2, 2007.

On January 17, 2007, the Company paid a cash distribution of $0.08 per share on the outstanding shares of its common stock to stockholders of record at the close of business on January 3, 2007.

On January 18, 2007, the Company announced that it had declared a cash distribution of $0.08 per share on the outstanding shares of our common stock.  This distribution was paid on February 17, 2007 to stockholders of record at the close of business on January 31, 2007.

On January 30, 2007, the Company purchased, through its joint venture with Inland Real Estate Exchange Corporation, an investment property leased to Best Buy from an unaffiliated third party for $10,100.  The purchase price was funded using cash and cash equivalents.  The property is located in Burbank, Illinois and contains 71,000 square feet of leasable area.

On February 23, 2007, the Company purchased Inland Retail Real Estate Trust, Inc's interest in a joint venture for approximately $4,600.  The joint venture was formed to develop approximately 53 acres of vacant land in Clermont, Florida.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006
(In thousands, except per share data and square footage amounts)

(18)

Quarterly Operating Results (unaudited)

The following represents results of operations for the quarters during the years 2006 and 2005:

			2006

	December 31	September 30	June 30	March 31

Total revenue	$44,232	44,848	45,207	44,128
Income from continuing operations	8,102	10,649	9,885	10,084
Net income	8,440	14,626	12,242	9,876
Income from continuing operations per common share, basic and diluted	0.11	0.16	0.15	0.15
Net income per common share, basic and diluted	0.12	0.22	0.18	0.15

	2005

	December 31	September 30	June 30	March 31

Total revenue	42,667	42,881	44,968	50,657
Income from continuing operations	11,008	9,935	10,543	13,985
Net income	12,037	10,381	10,732	14,105
Income from continuing operations per common share, basic and diluted	0.16	0.15	0.16	0.21
Net income per common share, basic and diluted	0.18	0.15	0.16	0.21

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2006

    Initial Cost

Gross amount at which carried

          (A)

          at end of period(B)

	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and Improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq
Single-user Retail

Bally's Total Fitness St. Paul, MN	$3,145	1,298	4,612	-	1,298	4,612	5,910	1,335	1988	09/99
Carmax Schaumburg, IL	11,730	7,142	13,461	-	7,142	13,461	20,603	3,627	1998	12/98
Carmax Tinley Park, IL	9,450	6,789	12,117	-	6,789	12,117	18,906	3,265	1998	12/98
Circuit City Traverse City, MI	1,688	1,123	1,779	-	1,123	1,779	2,902	485	1998	01/99
Cub Foods Buffalo Grove, IL	-	1,426	5,929	-	1,426	5,929	7,355	1,672	1999	06/99
Cub Foods Indianapolis, IN	2,255	2,183	3,561	-	2,183	3,561	5,744	1,211	1991	03/99
Cub Foods Plymouth, MN	2,732	1,551	3,916	-	1,551	3,916	5,467	1,131	1991	03/99
Cub Foods Hutchinson, MN	-	875	4,514	7	875	4,521	5,396	662	1999	01/03
Disney Celebration, FL	13,600	2,175	25,107	-	2,175	25,107	27,282	3,696	1995	07/02
Dominick's Countryside, IL	-	1,375	925	-	1,375	925	2,300	331	1975	12/97
Dominick's Glendale Heights, IL	-	1,265	6,943	9	1,265	6,952	8,217	2,295	1997	09/97
Dominick's Hammond, IN	4,100	825	8,026	-	825	8,026	8,851	2,216	1999	05/99
Dominick's Schaumburg, IL	5,345	2,294	8,393	3	2,294	8,395	10,689	2,682	1996	05/97
Eckerd Drug Store Chattanooga, TN	1,700	1,023	1,344	2	1,023	1,346	2,369	237	1999	05/02
Hollywood Video Hammond, IN	882	405	949	-	405	949	1,354	256	1998	12/98
Home Goods Coon Rapids, MN	-	915	3,367	-	915	3,367	4,282	136	1998	10/05
Michael's Coon Rapids, MN	-	877	1,932	-	877	1,932	2,809	290	2001	07/02
Petsmart Gurnee, IL	-	915	2,389	-	915	2,389	3,304	451	1997	04/01
Riverdale Commons Outlot Coon Rapids, MN	-	545	605	-	545	605	1,150	191	1999	03/00

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2006

    Initial Cost

Gross amount at which carried

          (A)

          at end of period(B)

	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and Improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq
Single-user Retail

Roundy’s – Waupaca Waupaca, WI	$-	1,196	6,017	-	1,196	6,017	7,213	157	2002	03/06
Shannon Square Arden Hills, MN	-	1,754	7,182	-	1,754	7,182	8,936	704	2003	03/04
Springbrook Market West Chicago, IL	-	1,980	4,325	294	1,980	4,619	6,599	1,501	1990	01/98
Staples Freeport, IL	1,730	725	1,970	-	725	1,970	2,695	640	1998	04/98
Tweeter Schaumburg, IL	-	1,215	1,273	-	1,215	1,273	2,488	360	1998	09/99
Verizon Wireless Joliet, IL	-	170	883	3	170	886	1,056	286	1995	05/97
Walgreens Decatur, IL	-	78	1,131	-	78	1,131	1,209	449	1988	01/95
Walgreens Jennings, MO	570	666	2,046	-	666	2,046	2,712	284	1996	10/02

Neighborhood Retail Centers

22nd Street Plaza Oak Brook, IL	987	750	1,231	778	750	2,009	2,759	546	1985	11/97
Apache Shoppes Rochester, MN	-	1,791	8,498	-	1,791	8,498	10,289	24	2005	12/06
Aurora Commons Aurora, IL	8,000	3,220	8,319	481	3,220	8,816	12,036	3,235	1988	01/97
Baytowne Square Champaign, IL	8,720	3,821	8,853	28	3,821	8,882	12,703	2,702	1993	02/99
Berwyn Plaza Berwyn, IL	709	769	1,078	24	769	1,103	1,872	322	1983	05/98
Big Lake Town Square Big Lake, MN	6,250	2,136	7,526	45	2,136	7,571	9,707	268	2005	01/06
Bohl Farm Marketplace Crystal Lake, IL	7,833	5,800	9,888	7	5,800	9,895	15,695	2,130	2000	12/00
Brunswick Market Center Brunswick, OH	7,130	1,552	11,912	1,159	1,552	13,073	14,625	1,803	97/98	12/02
Burnsville Crossing Burnsville, MN	2,858	2,061	4,667	1,031	2,061	6,866	8,927	1,566	1989	09/99
Byerly's Burnsville Burnsville, MN	2,916	1,707	4,145	1,963	1,707	6,108	7,815	1,716	1988	09/99

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2006

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Caton Crossing Plainfield, IL	$7,425	2,412	8,752	37	2,412	8,790	11,202	1,173	1998	06/03
Cliff Lake Center Eagan, MN	4,646	2,517	3,057	444	2,517	3,501	6,018	1,244	1988	09/99
Deer Trace Kohler, WI	7,400	1,622	11,659	101	1,622	11,810	13,432	1,753	2000	07/02
Deer Trace II Kohler, WI	-	925	3,355	(38)	925	3,317	4,242	354	03/04	08/04
Downers Grove Market Downers Grove, IL	12,500	6,224	11,617	428	6,224	12,045	18,269	3,820	1998	03/98
Eagle Crest Naperville, IL	2,350	1,879	2,938	335	1,879	3,283	5,162	1,267	1991	03/95
Eastgate Shopping Center Lombard, IL	3,610	4,252	2,578	2,350	4,252	4,931	9,183	1,640	1959	07/98
Edinburgh Festival Brooklyn Park, MN	4,625	2,225	6,373	66	2,225	6,439	8,664	1,941	1997	10/98
Elmhurst City Center Elmhurst, IL	2,514	2,050	3,011	581	2,050	3,592	5,642	1,288	1994	02/98
Fashion Square Skokie, IL	6,200	2,394	6,902	870	2,394	7,772	10,166	2,346	1984	12/97
Four Flaggs Annex Niles, IL	-	1,122	2,173	-	1,122	2,173	3,295	306	1973	11/02
Gateway Square Hinsdale, IL	5,265	3,046	3,899	772	3,046	4,681	7,727	1,320	1985	03/99
Goodyear Montgomery, IL	-	315	835	25	315	860	1,175	319	1991	09/95
Grand and Hunt Club Gurnee, IL	1,796	970	2,623	59	970	2,681	3,651	898	1996	12/96
Hartford Plaza Naperville, IL	2,310	990	3,428	223	990	3,651	4,641	1,353	1995	09/95
Hawthorn Village Vernon Hills, IL	4,280	2,635	5,888	478	2,635	6,365	9,000	2,272	1979	08/96
Hickory Creek Marketplace Frankfort, IL	5,750	1,797	4,435	2,753	1,797	7,214	9,011	1,906	1999	08/99

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2006

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

High Point Center Madison, WI	$5,361	1,450	8,818	311	1,450	9,322	10,772	2,746	1984	04/98
Homewood Plaza Homewood, IL	1,013	535	1,398	208	535	1,606	2,141	500	1993	02/98
Iroquois Center Naperville, IL	5,950	3,668	8,276	1,660	3,668	9,937	13,605	3,179	1983	12/97
Joliet Commons Ph II Joliet, IL	2,400	811	3,999	305	811	4,303	5,114	1,013	1999	02/00
Mallard Crossing Elk Grove Village, IL	4,050	1,796	6,332	172	1,796	6,511	8,307	2,205	1993	05/97
Mankato Heights Mankato, MN	8,910	2,332	12,782	1,155	2,332	14,490	16,822	2,137	2002	04/03
Maple Grove Retail Maple Grove, MN	4,050	2,085	5,758	1,214	2,085	6,972	9,057	2,041	1998	09/99
Maple Plaza Downers Grove, IL	1,582	1,364	1,822	89	1,364	1,911	3,275	624	1988	01/98
Medina Marketplace Medina, OH	5,250	2,769	6,746	-	2,769	6,746	9,515	918	56/99	12/02
Mundelein Plaza Mundelein, IL	-	596	1,350	119	596	1,469	2,065	546	1990	03/96
Nantucket Square Schaumburg, IL	2,020	1,908	2,350	153	1,908	2,505	4,413	909	1980	09/95
Naper West Ph II Naperville, IL	-	1,116	2,024	1,343	1,116	3,367	4,483	725	1985	10/02
Niles Shopping Center Niles, IL	-	850	2,466	146	850	2,612	3,462	834	1982	04/97
Northgate Shopping Sheboygan, WI	6,185	666	7,933	64	666	7,997	8,663	478	2003	4/05
Oak Forest Commons Oak Forest, IL	6,618	2,796	9,034	656	2,796	9,689	12,485	3,006	1998	03/98
Oak Forest Commons Ph III Oak Forest, IL	-	205	907	37	205	944	1,149	299	1999	06/99
Oak Lawn Town Center Oak Lawn, IL	-	1,384	1,034	-	1,384	1,034	2,418	262	1999	06/99
Orland Greens Orland Park, IL	3,550	1,246	3,878	937	1,246	4,909	6,155	1,383	1984	09/98

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2006

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Orland Park Retail Orland Park, IL	$625	461	796	(23)	461	773	1,234	260	1997	02/98
Park Avenue Center Highland Park, IL	4,378	3,200	6,560	8,562	3,200	15,122	18,322	873	1996	05/06
Park Place Plaza St. Louis Park, MN	6,500	4,256	8,575	50	4,256	8,625	12,881	2,466	1997	09/99
Park Square Brooklyn Park, MN	10,000	4,483	5,390	5,662	4,483	11,068	15,551	1,107	86/88	08/02
Park St. Claire Schaumburg, IL	-	320	987	8	320	995	1,315	332	1994	12/96
Plymouth Collection Plymouth, MN	5,180	1,459	5,175	168	1,459	5,343	6,802	1,575	1999	01/99
Quarry Outlot Hodgkins, IL	-	522	1,278	9	522	1,287	1,809	429	1996	12/96
Riverplace Center Noblesville, IN	3,290	1,592	4,498	47	1,592	4,544	6,136	1,283	1992	11/98
River Square Shopping Ctr Naperville, IL	6,425	2,853	3,129	612	2,853	3,741	6,594	1,252	1988	06/97
Rochester Marketplace Rochester, MN	5,885	2,043	7,328	1,304	2,043	8,632	10,675	1,043	2001 / 2003	09/03
Rose Plaza Elmwood Park, IL	2,670	1,530	2,666	-	1,530	2,666	4,196	917	1997	11/98
Rose Plaza East Naperville, IL	1,086	825	1,380	30	825	1,410	2,235	400	1999	01/00
Rose Plaza West Naperville, IL	1,382	990	1,790	11	990	1,801	2,791	502	1997	09/99
Salem Square Countryside, IL	3,130	1,735	4,449	1,050	1,735	5,499	7,234	1,906	1973	08/96
Schaumburg Plaza Schaumburg, IL	3,850	2,470	4,566	324	2,470	4,889	7,359	1,525	1994	06/98
Schaumburg Promenade Schaumburg, IL	11,640	6,562	12,764	346	6,562	13,110	19,672	3,319	1999	12/99
Shakopee Valley Shakopee, MN	7,500	2,964	11,748	12	2,964	11,766	14,730	1,600	00/01	12/02
Shannon Square Shoppes Arden Hills, MN	-	1,253	4,686	9	1,253	4,695	5,948	422	2003	6/04

INLAND REAL ESTATE CORPORATION

(Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2006

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Shingle Creek Brooklyn Center, MN	$1,735	1,228	2,262	477	1,228	2,739	3,967	874	1986	09/99
Shops at Coopers Grove Country Club Hills, IL	2,900	1,398	4,418	95	1,398	4,513	5,911	1,418	1991	01/98
Six Corners Chicago, IL	3,100	1,440	4,533	1,542	1,440	6,075	7,515	1,776	1966	10/96
Skokie Fashion PH II Skokie, IL	-	878	2,361	6	878	2,367	3,245	169	1984	11/04
Spring Hill Fashion Center West Dundee, IL	7,900	1,794	7,415	727	1,794	8,142	9,936	2,658	1985	11/96
St. James Crossing Westmont, IL	3,848	2,611	4,887	283	2,611	5,191	7,802	1,594	1990	03/98
Stuart's Crossing St. Charles, IL	7,000	4,234	9,422	(290)	4,234	9,132	13,366	2,708	1999	08/98
Terramere Plaza Arlington Heights, IL	2,202	1,435	2,981	458	1,435	3,440	4,875	1,004	1980	12/97
Townes Crossing Oswego, IL	6,000	2,908	9,135	404	2,908	9,548	12,456	1,545	1988	08/02
Two Rivers Plaza Bolingbrook, IL	4,620	1,820	4,993	592	1,820	5,586	7,406	1,744	1994	10/98
University Crossing Mishawaka, IN	8,800	4,392	10,521	(158)	4,392	10,363	14,755	1,116	2003	10/03
V. Richard's Plaza Brookfield, WI	8,000	4,798	8,759	972	4,798	9,793	14,591	2,787	1985	02/99
Wauconda Crossing Wauconda, IL	-	3,586	8,825	(10)	3,586	8,815	12,401	108	1997	08/06
Wauconda Shopping Center Wauconda, IL	1,334	454	2,068	198	454	3,058	3,512	719	1988	05/98
West River Crossing Joliet, IL	3,500	2,317	3,320	(19)	2,317	3,301	5,618	970	1999	08/99
Western & Howard Chicago, IL	993	440	1,523	52	440	1,577	2,017	473	1985	04/98
Wilson Plaza Batavia, IL	650	310	999	63	310	1,062	1,372	361	1986	12/97

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2006

    Initial Cost

Gross amount at which carried

(A)

at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Winnetka Commons New Hope, MN	$2,234	1,597	2,859	347	1,597	3,205	4,802	1,055	1990	07/98
Wisner/Milwaukee Plaza Chicago, IL	975	529	1,383	24	529	1,407	1,936	434	1994	02/98
Woodland Heights Streamwood, IL	3,940	2,976	6,898	383	2,976	7,281	10,257	2,183	1956	06/98

Community Centers

Chestnut Court Darien, IL	8,619	5,720	10,350	1,268	5,720	11,618	17,338	3,561	1987	03/98
Crystal Point Shopping Crystal Lake, IL	20,100	7,290	22,193	185	7,290	22,392	29,682	1,953	76/98	07/04
Four Flaggs Niles, IL	11,998	8,488	14,202	5,060	8,488	19,268	27,756	2,562	73/98	11/02
Joliet Commons Joliet, IL	13,268	4,089	15,685	514	4,089	16,199	20,288	5,356	1995	10/98
Lake Park Plaza Michigan City, IN	6,490	3,253	9,208	1,010	3,253	10,218	13,471	3,150	1990	02/98
Lansing Square Lansing, IL	11,125	4,049	12,179	820	4,049	12,999	17,048	4,364	1991	12/96
Maple Park Place Bolingbrook, IL	12,500	3,666	11,669	5,482	3,666	17,161	20,827	5,867	1992	01/97
Naper West Naperville, IL	7,695	5,335	9,612	445	5,335	10,057	15,392	3,356	1985	12/97
Park Center Plaza Tinley Park, IL	14,090	5,514	9,628	(443)	5,514	9,185	14,699	2,907	1988	12/98
Pine Tree Plaza Janesville, WI	11,000	2,889	15,644	(302)	2,889	15,351	18,240	4,175	1998	10/99
Quarry Retail Minneapolis, MN	15,800	7,762	23,603	1,379	7,762	24,982	32,744	6,769	1997	09/99
Riverdale Commons Coon Rapids, MN	9,850	4,324	15,131	36	4,324	15,168	19,492	4,307	1998	09/99
Rivertree Court Vernon Hills, IL	17,548	8,652	22,964	2,077	8,652	25,090	33,742	8,358	1988	07/97

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2006

    Initial Cost

Gross amount at which carried

(A)

at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Community Centers

Shoppes at Grayhawk Omaha, NE	$18,283	10,754	15,509	7	10,754	15,517	26,271	531	01/02	02/06
Shops at Orchard Place Skokie, IL	22,500	16,301	26,476	13	16,301	26,489	42,790	3,683	2000	12/02
Springboro Plaza Springboro, OH	5,510	1,079	8,240	121	1,079	8,362	9,441	2,335	1992	11/98
Village Ten Coon Rapids, MN	8,500	4,489	10,615	82	4,489	10,697	15,186	1,258	2002	08/03
Woodfield Plaza Schaumburg, IL	12,050	4,612	15,160	879	4,612	16,061	20,673	4,742	1992	01/98
Woodland Commons Buffalo Grove, IL	11,000	5,338	15,410	1,347	5,338	16,758	22,096	4,757	1991	02/99

Total	$622,280	330,958	853,749	68,887	330,958	925,790	1,256,748	218,677

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2006, 2005 and 2004

Notes:

(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)

The aggregate cost of real estate owned at December 31, 2006 and 2005 for federal income tax purposes was approximately $1,303,499 and $1,190,949, (unaudited,) respectively.

(C)

Adjustments to basis include additions to investment properties net of payments received under master lease agreements.  The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2006, the Company had one investment property, Wauconda Crossing, located in Wauconda, IL, that was subject to a master lease agreement.

(D)

Not included in the building and improvements and accumulated depreciation totals are expenses paid by the Company for improvements to spaces leased for its corporate offices.  As of December 31, 2006, these amounts are $698 and $131, respectively.

(E)

Reconciliation of real estate owned:

	2006	2005	2004

Balance at beginning of year	$1,196,827	1,213,761	1,283,066
Purchases of investment properties	94,190	146,897	67,987
Additions to investment properties, including amounts payable	28,248	13,215	12,111
Sale of investment properties	(17,973)	(27,673)	(30,460)
Contribution of investment properties to joint venture	(37,174)	(150,140)	(119,424)
Construction in progress	(387)	821	-
Payments received under master leases	(85)	(54)	481
Balance at end of year	$1,263,646	1,196,827	1,213,761

(F)

Reconciliation of accumulated depreciation:

	2006	2005	2004

Balance at beginning of year	$188,483	163,256	150,177
Depreciation expense	34,374	32,383	35,463
Accumulated depreciation on sale of investment property	(3,135)	(1,940)	(4,514)
Accumulated depreciation associated with contribution of assets to joint venture	(914)	(5,214)	(17,870)

Balance at end of year	$218,808	188,483	163,256

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting principles or practices, financial statement disclosure or auditing scope of procedure during 2006 or 2005.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2006, the chief executive officer and chief financial officer of the Company have concluded that as of December 31, 2006, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2006.

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

KPMG LLP, an independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on management's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006, which is included in Part II, Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2007.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2007.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2007.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2007.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

The representations, warranties and covenants made by us in any agreement filed as an exhibit to Annual Report on Form 10-K are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to, or with, you.  Moreover, these representations, warranties and covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

(a)(1)

Financial Statements:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Balance Sheets December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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
(principal executive officer) and Director
Date: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ DANIEL L. GOODWIN	/s/ ROLAND W. BURRIS
By: Daniel L. Goodwin	By: Roland W. Burris
Title: Chairman of the Board	Title: Director
Date: February 26, 2007	Date: February 26, 2007

/s/ JOEL G. HERTER	/s/ HEIDI N. LAWTON
By: Joel G. Herter	By: Heidi N. Lawton
Title: Director	Title: Director
Date: February 26, 2007	Date: February 26, 2007

/s/ JOEL D. SIMMONS	/s/ THOMAS D'ARCY
By: Joel D. Simmons	By: Thomas D'Arcy
Title: Director	Title: Director
Date: February 26, 2007	Date: February 26, 2007

/s/ THOMAS H. MCAULEY	/s/ THOMAS MCWILLIAMS
By: Thomas H. McAuley	By: Thomas McWilliams
Title: Director	Title: Director
Date: February 26, 2007	Date: February 26, 2007

/s/ ROBERT D. PARKS	/s/ BRETT A. BROWN
By: Robert D. Parks	By: Brett A. Brown
Title: President, Chief Executive Officer and	Title: Chief Financial Officer (principal
Director (principal executive officer)	financial and accounting officer)
Date: February 26, 2007	Date: February 26, 2007

INLAND REAL ESTATE CORPORATION

Annual Report on Form 10-K

for the fiscal year ended December 31, 2006

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

Item No.

Description

3.1

Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2

Amended and Restated Bylaws of the Registrant (2)

4.1

Specimen Stock Certificate (3)

4.2

Amended and Restated Dividend Reinvestment Plan of the Registrant (4)

4.3

Inland Real Estate Corporation 4.625% Convertible Senior Notes Due 2026 Indenture dated as of November 13, 2006, LaSalle Bank National Association as Trustee (5)

4.4

Registration Rights Agreement dated as of November 13, 2006 between Inland Real Estate Corporation and several initial purchasers, for whom Wachovia Capital Markets LLC is acting as representative (6)

10.1

Credit Agreement, dated as of June 28, 2002, among Inland Real Estate Corporation as borrower, KeyBank National Association as administrative agent and co-lead arranger, Fleet National Bank as syndication agent and co-lead arranger, and the several lenders from time to time parties thereto (7)

10.2

Amended and Restated Credit Agreement, dated as of May 2, 2003, among Inland Real Estate Corporation as borrower, KeyBank National Association as administrative agent and lead arranger, and the several lenders from time to time parties thereto (8)

10.3.1

Second Amended and Restated Credit Agreement dated as of April 22, 2005 among Inland Real Estate Corporation, as borrower and KeyBank National Association as administrative agent, KeyBanc Capital Markets as co-lead arranger, Bank of America N.A. as syndication agent, Banc of America Securities LLC as co-lead arranger, LaSalle Bank National Association as co-documentation agent, Eurohypo AG New York as co-documentation agent and the several lenders from time to time parties hereto as lenders (9)

10.3.2

First Amendment to Second Amended and Restated Credit Agreement, dated as of September 27, 2006, among Inland Real Estate Corporation and KeyBank National Association and the Lenders (10)

10.3.3

Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 2, 2006, among Inland Real Estate Corporation and KeyBank National Association and the Lenders (11)

10.4

2005 Equity Award Plan (10)

10.5

Consulting Agreement between the Registrant and Robert D. Parks, dated as of July 1, 2000 (11)

10.6

Operating Agreement, dated as of October 8, 2004, among Inland Real Estate Corporation, The New York State Teachers’ Retirement System, by and through its designated advisor, Morgan Stanley Real Estate Advisor, Inc., and IN Retail Manager, L.L.C. (12)

10.7

Contribution Agreement, dated as of October 8, 2004, by and between IN Retail Fund, L.L.C., Inland Real Estate Corporation and The New York State Teachers’ Retirement System (13)

10.8

Termination and Release of Put Agreement, dated as of September 3, 2003, made by Inland Real Estate Corporation in favor of Fleet National Bank, as administrative agent (14)

10.9

Lock-Up Agreement, dated as of August 4, 2004, by and between Inland Real Estate Corporation, The Inland Group, Inc., Inland Mortgage Investment Corporation, Inland Real Estate Investment Corporation, Partnership Ownership Corporation, Daniel L. Goodwin, G. Joseph Cosenza and Robert D. Parks (15)

10.10

Property Acquisition Agreement, dated as of November 1, 2004, by and between Inland Real Estate Acquisitions, Inc. and Inland Real Estate Corporation (16)

10.11

Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2006 (17)

10.12

Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2006 (18)

10.13

Employment Agreement between Inland Real Estate Corporation and Kristi A. Rankin, effective as of January 1, 2006 (19)

10.14

Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2006 (20)

10.15

Software and Consulting Shared Services Agreement, dated February 13, 2006, among Inland Computer Services, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., Inland Holdco Management LLC and Inland American Holdco Management LLC (21)

10.16

Limited Liability Company Agreement, dated as of September 5, 2006, among Inland Real Estate Corporation and Inland Real Estate Exchange Corporation (3)

10.17

Operating Agreement of Oak Property and Casualty LLC, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (23)

10.18

Oak Property and Casualty LLC Membership Participation Agreement, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (24)

10.19

Articles of Association of Oak Real Estate Association, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (25)

10.20

Agreement for the Contribution of Limited Liability Company Interests, dated as of October 10, 2006, among Inland Real Estate Corporation, Inland Venture Corporation and IRC-IREX Venture LLC (26)

10.21

Loan Participation Agreement, dated October 26, 2006, among Inland Real Estate Corporation and IA Orlando Sand LLC (27)

14.1

Code of Ethics (19)

21.1

Subsidiaries of the Registrant (*)

23.1

Consent of KPMG LLP, dated February 27, 2007 (*)

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

Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2

Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

________________________________________

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 000-28382).

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

(5)

Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 13, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 16, 2006 (file number 001-32185).

(6)

Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 13, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 16, 2006 (file number 001-32185).

(7)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed by the Registrant with the Securities and Exchange Commission on August 14, 2002 (file number 000-28382).

(8)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed by the Registrant with the Securities and Exchange Commission on August 7, 2003 (file number 000-28382).

(9)

Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on May 9, 2005 (file number 001-32185).

(10)

Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006.

(11)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 23, 2005, as filed by the Registrant with the Securities and Exchange Commission on June 28, 2005 (file number 001-32185).

(12)

Incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006.

(13)

Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 1, 2000, as filed by the Registrant with the Securities and Exchange Commission on July 14, 2000 (file number 000-28382).

(14)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated October 8, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 25, 2004 (file number 001-32185).

(15)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A dated October 8, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 22, 2004 (file number 001-32185).

(16)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed by the Registrant with the Securities and Exchange Commission on August 5, 2004 (file number 001-32185).

(17)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as filed by the Registrant with the Securities and Exchange Commission on August 5, 2004 (file number 001-32185).

(18)

Incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed by the Registrant with the Securities and Exchange Commission on November 9, 2004 (file number 001-32185).

(19)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 28, 2006, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2006 (file number 001-32185).

(20)

Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 28, 2006, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2006 (file number 001-32185).

(21)

Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 28, 2006, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2006 (file number 001-32185).

(22)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 28, 2006, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2006 (file number 001-32185).

(23)

Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006.

(24)

Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006.

(25)

Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006.

(26)

Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006.

(27)

Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006.

(28)

Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006.

(*)

Filed as part of this Annual Report on Form 10-K.