Form 10-Q
period 2007-03-31
INLAND REAL ESTATE CORP
filed 2007-05-10
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 9, 2007, there were 65,198,424 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(In thousands except per share data)

Assets

	March 31, 2007 (unaudited)	December 31, 2006
Investment properties:
Land	$337,810	337,896
Construction in progress	1,062	434
Building and improvements	989,447	926,014

	1,328,319	1,264,344
Less accumulated depreciation	227,408	218,808

Net investment properties	1,100,911	1,045,536

Cash and cash equivalents	24,734	27,569
Investment in securities (net of an unrealized loss of $958 and $546 at March 31, 2007 and December 31, 2006, respectively)	16,079	16,777
Restricted cash	8,655	4,044
Accounts and rents receivable (net of provision for doubtful accounts of $1,980 and $1,990 at March 31, 2007 and December 31, 2006, respectively)	40,035	33,668
Mortgages receivable	28,923	27,848
Investment in and advances to joint ventures	74,502	74,890
Deposits and other assets	5,966	3,864
Acquired above market lease intangibles (net of accumulated amortization of $2,466 and $2,450 at March 31, 2007 and December 31, 2006, respectively)	2,944	3,118
Acquired in-place lease intangibles (net of accumulated amortization of $7,231 and $6,534 at March 31, 2007 and December 31,2006, respectively)	27,886	21,102
Leasing fees (net of accumulated amortization of $1,658 and $1,572 at March 31, 2007 and December 31, 2006, respectively)	3,516	3,378
Loan fees (net of accumulated amortization of $4,331 and $4,107 at March 31, 2007 and December 31, 2006, respectively)	7,440	7,367

Total assets	$1,341,591	1,269,161

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets (continued)
March 31, 2007 and December 31, 2006
(In thousands except per share data)

Liabilities and Stockholders' Equity

	March 31, 2007 (unaudited)	December 31, 2006
Liabilities:
Accounts payable and accrued expenses	$6,178	5,558
Acquired below market lease intangibles (net of accumulated amortization of $3,767 and $3,535 at March 31, 2007 and December 31, 2006, respectively)	4,278	4,537
Accrued interest	6,153	3,683
Accrued real estate taxes	25,473	24,425
Distributions payable	5,321	5,205
Security and other deposits	2,452	2,466
Mortgages payable	669,938	622,280
Line of credit	45,000	28,000
Convertible notes	180,000	180.000
Prepaid rents and unearned income	3,945	2,596
Other liabilities	15,635	10,363

Total liabilities	964,373	889,113

Commitments and contingencies

Minority interest	2,922	3,065

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at March 31, 2007 and December 31, 2006	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 65,150 and 65,059 Shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	651	650
Additional paid-in capital (net of offering costs of $58,816)	606,899	605,133
Accumulated distributions in excess of net income	(232,296)	(228,254)
Accumulated other comprehensive loss	(958)	(546)

Total stockholders' equity	374,296	376,983

Total liabilities and stockholders' equity	$1,341,591	1,269,161

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three months ended March 31, 2007 and 2006 (unaudited)
(In thousands except per share data)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Revenues:
Rental income	$32,255	31,503
Tenant recoveries	14,951	11,994
Other property income	878	242

Total revenues	48,084	43,739

Expenses:
Property operating expenses	8,292	5,354
Real estate tax expense	8,238	8,259
Depreciation and amortization	10,124	10,572
General and administrative expenses	3,309	2,184

Total expenses	29,963	26,369

Operating income	18,121	17,370

Other income	1,359	1,128
Fee income from unconsolidated joint ventures	525	660
Gain on sale of investment properties	-	492
Gain on sale of joint venture interest	1,922	-
Interest expense	(11,580)	(10,343)
Minority interest	(108)	(391)

Income before equity in earnings of unconsolidated joint ventures, income tax expense of taxable REIT subsidiary and discontinued operations	10,239	8,916

Income tax expense of taxable REIT subsidiary	(451)	(53)
Equity in earnings of unconsolidated joint ventures	1,933	1,097

Income from continuing operations	11,721	9,960

Discontinued operations:
Loss from discontinued operations (including loss on sale of investment property of $195 for the three months ended March 31, 2006)	(28)	(84)

Net income available to common stockholders	11,693	9,876

Other comprehensive income:
Unrealized loss on investment securities	(412)	(199)

Comprehensive income	$11,281	9,677

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three months ended March 31, 2007 and 2006 (unaudited)
(In thousands except per share data)

	Three months ended March 31, 2007	Three months ended March 31, 2006

Basic and diluted earnings available to common shares per weighted average common share:

Income from continuing operations	$0.18	0.15
Discontinued operations	-	-

Net income available to common stockholders per common share – basic and diluted	$0.18	0.15

Weighted average number of common shares outstanding – basic	65,040	67,489

Weighted average number of common shares outstanding – diluted	65,109	67,558

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statement of Stockholders' Equity
For the three months ended March 31, 2007 (unaudited)
(Dollars in thousands, except per share data)

Three months ended March 31, 2007
Number of shares
Balance at beginning of period	65,059
Shares issued from DRP	85
Stock compensation	1
Exercise of stock options	2
Director shares	3
Balance at end of period	65,150

Common Stock
Balance at beginning of period	$650
Proceeds from DRP	1
Balance at end of period	651

Additional Paid-in capital
Balance at beginning of period	605,133
Proceeds from DRP	1,636
Amortization of stock compensation	78
Exercise of stock options	4
Director shares	48
Balance at end of period	606,899

Accumulated distributions in excess of net income
Balance at beginning of period	(228,254)
Net income available to common stockholders	11,693
Distributions declared ($0.24 per common share outstanding)	(15,735)
Balance at end of period	(232,296)

Accumulated other comprehensive income
Balance at beginning of period	(546)
Other comprehensive loss	(412)
Balance at end of period	(958)

Total stockholders’ equity	$374,296

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2007 and 2006 (unaudited)
(In thousands)

	Three months ended March 31, 2007	Three months ended March 31, 2006

Cash flows from operating activities:
Net income	$11,693	9,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,124	10,715
Non real estate depreciation and amortization	106	-
Non-cash charges associated with discontinued operations	-	26
Amortization of deferred stock compensation	78	65
Amortization on acquired above market lease intangibles	175	188
Amortization on acquired below market lease intangibles	(261)	(362)
Gain on sale of investment properties	-	296
Minority interest	108	391
Equity in earnings from unconsolidated ventures	(1,933)	(1,097)
Gain on sale of joint venture interest	(1,922)	-
Straight line rental income	(139)	(29)
Provision for doubtful accounts	19	(185)
Amortization of loan fees	515	302
Distributions from unconsolidated joint ventures	1,904	1,820
Mortgage receivable	(130)	-
Changes in assets and liabilities:
Restricted cash	60	(103)
Accounts and rents receivable	(6,216)	(1,729)
Deposits and other assets	230	225
Accounts payable and accrued expenses	3,246	179
Accrued interest payable	2,062	407
Accrued real estate taxes	1,049	1,515
Security and other deposits	(14)	4
Prepaid rents and unearned income	1,349	1,793

Net cash provided by operating activities	$22,103	24,297

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2007 and 2006 (unaudited)
(In thousands)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cash flows from investing activities:
Restricted cash	$(1)	542
Escrows held for others	(43)	111
Proceeds from sale of interest in joint venture	3,448	(224)
Purchase of investment securities	(86)	(697)
Sale of investment securities	372	562
Additions to investment properties, net of amounts payable	(4,302)	(4,985)
Rental income under master lease agreements	11	47
Purchase of investment properties	(67,621)	(53,285)
Purchase of furniture, fixtures and equipment	(2)	(29)
Purchase of computers and software	(1,526)	-
Acquired above market lease intangibles	-	(172)
Acquired in place lease intangibles	(7,480)	(6,489)
Acquired below market lease intangibles	-	140
Distributions from unconsolidated joint ventures	10,169	-
Proceeds from sale of investment property, net	-	3,545
Construction in progress	(1,278)	821
Investment in unconsolidated joint ventures	(4,573)	(13,506)
Mortgage receivable	(945)	(234)
Leasing fees	(306)	(233)

Net cash used in investing activities	(74,163)	(74,086)

Cash flows from financing activities:
Proceeds from the DRP	1,636	1,297
Proceeds from exercise of options	4	-
Directors Shares	48	-
Purchase of minority interest, net	(126)	(4,699)
Loan proceeds	53,810	8,340
Proceeds from unsecured line of credit	25,000	60,000
Repayments on unsecured line of credit	(8,000)	-
Loan fees	(589)	(257)
Other current liabilities	(601)	-
Distributions paid	(15,805)	(16,494)
Payoff of debt	(5,950)	(8,737)
Principal payments of debt	(202)	(168)

Net cash provided by financing activities	49,225	39,282

Net decrease in cash and cash equivalents	(2,835)	(10,507)

Cash and cash equivalents at beginning of period	27,569	26,804

Cash and cash equivalents at end of period	$24,734	16,297

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2007 and 2006 (unaudited)
(In thousands)

	Three months ended March 31, 2007	Three months ended March 31, 2006

Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties	$-	(71,828)
Assumption of mortgage debt	-	18,543

	$-	(53,285)

Contribution of properties and other assets, net of accumulated depreciation	$-	37,782
Debt associated with contribution of properties	-	(16,789)

	$-	20,993

Deferred gain on sale of interest in joint venture	$-	3,193

Distributions payable	$5,321	5,542

Cash paid for interest	$8,846	9,726

Impact of adoption and re-evaluation of FIN 46:

Assets:
Land, building and improvements and construction in progress, net	(6,073)	(9,281)
Other assets	(697)	(480)

Total assets	$(6,770)	(9,761)

Total liabilities and equity	$(6,770)	(9,761)

Investment in and advances to joint ventures at January 1, 2007 and 2006	$6,707	-

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the "Company") for the year ended December 31, 2006, which are included in the Company's 2006 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

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

Certain reclassifications were made to the 2006 financial statements to conform to the 2007 presentation.

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
March 31, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

The Company capitalizes interest costs related to construction in progress and considers both interest paid on debt obtained to fund the project and the interest cost incurred during the period that could have been avoided.  The Company has recorded approximately $251 and $93 of capitalized interest related to certain of its development joint ventures for the three months ended March 31, 2007 and 2006, respectively.

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying consolidated financial statements as of and for the three months ended March 31, 2007 and 2006.

The Company’s joint venture with Inland Real Estate Exchange Corporation has offered tenant-in-common (“TIC”) interest in properties that it holds together with its joint venture partner, Inland Real Estate Exchange Corporation to investors in a private placement exempt from registration under the Securities Act of 1933.  These TIC interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code.  The Company consolidates properties owned by the joint venture when it owns 100% of the equity interests.  Upon the first sale of equity interests through the private placement offerings, the Company accounts for its equity interest under the equity method of accounting, as major decisions require unanimous consent by the co-owners that share an undivided interest in the properties.  The Company structures its TIC program with acquisition fees, which are due to the Company from the proceeds of the sales.  As the Company sells its interest in properties through TIC sales, it recognizes a proportionate share of acquisition fees and gain on sale as each individual transaction is completed.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of March 31, 2007 and December 31, 2006, the Company held letters of credit for tenant security deposits totaling approximately $429 for each period.

A mortgage receivable is considered impaired in accordance with SFAS No. 114: "Accounting by Creditors for Impairment of a Loan."  Pursuant to SFAS No. 114, a mortgage receivable is impaired if it is probable that the Company will not collect all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  Based upon the Company’s judgement, no mortgages receivable were impaired as of March 31, 2007 and December 31, 2006.

The Company adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109." This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Adoption did not have a material effect on the Company's consolidated financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 (unaudited)
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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 is not expected to have a material effect on the Company's consolidated financial statements.

(2)     Investment Securities

Investment in securities at March 31, 2007 and 2006 are classified as available-for-sale securities.  Available-for sale securities are recorded at fair value.  The Company acquires stock on margin.  The margin loan is subject to its terms and conditions.  At March 31, 2007 and December 31, 2006 the loan balances were $5,793 and $6,394, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

Sales of investment securities available-for-sale during the three months ended March 31, 2007 and 2006 resulted in gains on sale of $69 and $36, respectively.  These gains are included in other income in the accompanying consolidated statements of operations.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007 were as follows:

Less than 12 months	12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Common Stock	$544	(154)	2,799	(57)	3,343	(211)

Non-REIT Common Stock	$2,831	(407)	2,209	(517)	5,040	(924)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 (unaudited)
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

Venture Partner	Company's Ownership Percentage	March 31, 2007	December 31, 2006

Crow Holdings Managers, LLC	-	-	1,219
New York State Teachers' Retirement System	50.0%	63,046	64,556
North American Real Estate, Inc.	45.0%	3,913	4,350
Oak Property and Casualty	25.0%	389	227
TMK Development	40.0%	2,525	-
Paradise Development Group, Inc.	15.0%	4,629	-
Inland Real Estate Exchange Corporation	50.0%	-	4,538

Investment in and advances to unconsolidated joint ventures		$74,502	74,890

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

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  Differences between the Company's investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the three months ended March 31, 2007 and 2006, the Company recorded $350 and $340, respectively, of amortization of this basis difference.

During the three months ended March 31, 2007, the Company sold its interest in its joint venture with Crow Holdings Managers, LLC for approximately $3,500.  This sale of joint venture interest resulted in a gain on the Company's investment of approximately $1,900.

During the three months ended March 31, 2007, the Company sold an additional parcel of land to a third party for approximately $5,040.  As a result of the sale and the return of capital received by the Company, the Company re-evaluated the criteria for primary beneficiaries under FIN 46R and determined that it is no longer the primary beneficiary in this variable interest entity and therefore, deconsolidated the joint venture.  The joint venture recorded a gain on sale of approximately $1,181, which is recorded in equity in earnings of unconsolidated joint ventures.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

Summarized financial information for the unconsolidated joint ventures is as follows:

	March 31, 2007	December 31, 2006
Balance Sheet:

Assets:
Investment in real estate, net	$540,496	540,721
Other assets	10,279	33,647

Total assets	$550,775	574,368

Liabilities:
Mortgage payable	$308,323	317,949
Other liabilities	25,719	32,398

Total liabilities	334,042	350,347

Total equity	216,733	224,021

Total liabilities and equity	$550,775	574,368

	Three months ended March 31, 2007	Three months ended March 31, 2006
Statement of Operations:

Total revenues	$17,539	12,028
Total expenses	15,392	10,282

Income from continuing operations	$2,147	1,746

IRC's pro rata share	$1,583	756

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

(4)     Mortgages Receivable

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with a wholly owned subsidiary of Tri-Land Properties, Inc., dated February 1, 2001.  The Company will continue to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The Company agreed to lend Tri-Land Properties, Inc. up to $21,500.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid currently and the remaining 3% to be accrued, with no additional interest, and paid upon maturity.  The loan matures on June 30, 2008.  As of March 31, 2007, the balance of this mortgage receivable was $18,554.  The loan is secured by the investment property and Tri-Land Properties, Inc. has guaranteed $1,000 of this mortgage receivable.  The Company recorded a deferred gain of $3,193 on the sale of its equity investment related to the previous joint venture agreement, as it did not qualify for gain recognition due to the lack of initial investment and continuing involvement.  Such amounts are included in other liabilities on the accompanying consolidated balance sheets.  Additionally, the Company has recorded $370 of interest income for the three months ended March 31, 2007 and has increased the mortgage receivable balance for unpaid interest by $2,508 since inception.

On October 26, 2006, the Company purchased a 25%, or $10,369, participation interest in a note receivable from Inland American Real Estate Trust, Inc. ("IARETI"), a related party of The Inland Group, Inc.  The Company recorded $240 of interest income for the three months ended March 31, 2007.

(5)     Transactions with Related Parties

During the three months ended March 31, 2007 and 2006, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing from, or through, affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $60 per hour.  The Company continues to purchase these services from The Inland Group, Inc. and its affiliates and for the three months ended March 31, 2007 and 2006, these expenses, totaling $373 and $107 respectively, are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the three months ended March 31, 2007 and 2006 were $85 during each period, and are also included in general and administrative expenses.  The Inland Group, Inc., through affiliates, owns approximately 10.3% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc. or its affiliates.

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

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $40 and $47 for these services during the three months ended March 31, 2007 and 2006, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

In May 2005, the Company acquired a 1% interest in The Inland Real Estate Group of Companies, Inc. for a purchase price of $1.  The Inland Real Estate Group of Companies, Inc. provides assistance in the marketing of the Company's investment properties and provides representation at various trade shows and conventions.

In June and September 2006, the Company entered into joint venture agreements with North American Real Estate, Inc ("NARE") to acquire and develop vacant land located in North Aurora, Illinois.  One of our directors, Joel Simmons, is a minority partner in the entity that NARE formed to be the partner in this venture.  Mr. Simmons will receive his pro rata share of NARE's earnings from this venture and is not entitled to preferred distributions.

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

Effective October 1, 2006, the Company entered into an agreement with a limited liability company formed as an insurance association captive ("Captive"), which is wholly owned by three other entities previously sponsored by Inland Real Estate Investment Corporation: Inland Retail Real Estate Trust, Inc. (which has been acquired by Developers Diversified Realty Trust), Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc.  Inland Risk & Insurance Management Services, Inc., an affiliate of The Inland Group, Inc., provides services to the Captive.  The Captive was formed to more efficiently manage the respective insurance coverage of the members and the premiums associated with property casualty coverage.  The Captive will annually oversee the purchase of one or more insurance policies from a third party insurer that cover properties of its members that will be acceptable to all members. Portions of these insurance policies agreed upon by all members will be funded or reimbursed by insurance policies purchased from the Captive by the members. The premium associated with the non-catastrophic property and casualty insurance policies purchased from the Captive will be divided amongst each of the members based upon a determination by a third-party, independent actuary of the losses, loss reserves and loss expenses that each member is expected to incur and a proportional allocation of associated operating costs.  Each member initially contributed approximately $188 to the Captive in the form of a capital contribution and could be required to make annual contributions to fund the loss reserve.  The Captive will use this capital to pay a portion of certain property and casualty losses and general liability losses suffered by a member under the policies purchased by the Captive subject to deductibles applicable to each occurrence.  These losses will be paid by the Captive up to and including a certain dollar limit per occurrence, after which the losses are covered by the third party insurer.  The Company is required to remain as a member of the Captive for a period of five years even if insurance rates from third party providers are lower than what we get through the Captive.  Although the Company’s current year policy premium remained consistent with prior premiums, had the Company not entered into the Captive, it could have seen larger increases than it had experienced in the past.

On October 26, 2006, the Company purchased a 25% or $10,369 participation interest in a note receivable from Inland American Real Estate Trust, Inc. (“IARETI”), a related party of The Inland Group, Inc.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

(6)     Discontinued Operations

During the three months ended March 31, 2007 and the year ended December 31, 2006, the Company sold a total of four investment properties.  Additionally, the Company has sold portions of certain other investment properties.  For federal and state income tax purposes, certain of the Company's sales qualified as part of tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Crestwood Plaza	February 22, 2006	904	1,341	(195)	No
Sears	April 27, 2006	1,645	2,664	6	No
Baker Shoes	June 14, 2006	-	3,240	2,323	Yes
Regency Point	September 12, 2006	-	8,078	3,883	Yes

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of March 31, 2007, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at March 31, 2007 and December 31, 2006, the Company has recorded $13 and $44, respectively of assets related to discontinued operations and $1 and $2, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three months ended March 31, 2007 and 2006, the Company has recorded a loss from discontinued operations of $28 and $84, respectively, including a loss on sale of $195 for the three months ended March 31, 2006.

(7)     Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include an increase of $139 and a decrease of $29 for the three months ended March 31, 2007 and 2006, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $20,457 and $20,318 in related accounts and rents receivable as of March 31, 2007 and December 31, 2006, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

(8)     Mortgages Payable

The Company's mortgages payable are secured by certain of its investment properties and consist of the following at March 31, 2007 and December 31, 2006:

Mortgagee	Interest Rate at March 31, 2007	Interest Rate at December 31, 2006	Maturity Date	Current Monthly Payment	Balance at March 31, 2007	Balance at December 31, 2006

Allstate	5.27%	5.27%	11/2012	$55	$12,500	12,500
Allstate	5.27%	5.27%	12/2012	79	18,000	18,000
Allstate	5.87%	5.87%	09/2009	29	6,000	6,000
Allstate	4.65%	4.65%	01/2010	87	22,500	22,500
Allstate (a)	9.25%	9.25%	12/2009	30	3,843	3,850
Allstate	5.19%	5.19%	08/2012	157	36,200	36,200
Archon Financial	4.88%	4.88%	01/2011	125	30,720	30,720
Bank of America.	5.01%	5.01%	10/2010	26	6,185	6,185
Bank of America	4.11%	4.11%	06/2011	19	5,510	5,510
Bank of America (b)	5.46%	-	04/2017	-	6,060	-
Capmark	5.02%	5.02%	08/2011	37	8,800	8,800
Capmark.	4.88%	4.88%	11/2011	70	17,150	17,150
Fifth Third Bank	4.70%	4.70%	10/2010	48	12,380	12,380
GEMSA	6.75%	6.75%	06/2008	26	4,625	4,625
John Hancock Life Insurance (a)	7.65%	7.65%	01/2018	76	11,960	11,998
Key Bank	7.00%	7.00%	11/2008	151	25,000	25,000
Key Bank	5.00%	5.00%	10/2010	31	7,500	7,500
LaSalle Bank N.A.	5.52%	5.52%	04/2010	64	13,550	13,550
LaSalle Bank N.A. (c)	4.86%	4.86%	04/2007	51	14,326	14,326
LaSalle Bank N.A.	4.88%	4.88%	11/2011	51	12,500	12,500
LaSalle Bank N.A.	6.22%	6.25%	12/2010	42	7,833	7,833
LaSalle Bank N.A. (d)	6.72%	6.75%	04/2010	14	2,468	2,468
LaSalle Bank N.A. (d)	6.72%	6.75%	06/2010	16	2,732	2,732
LaSalle Bank N.A. (d)	6.72%	6.75%	06/2010	13	2,255	2,255
LaSalle Bank N.A. (d)	6.72%	6.75%	04/2010	14	2,400	2,400
LaSalle Bank N.A. (c) (d)	7.12%	7.15%	04/2007	85	14,056	14,056
LaSalle Bank N.A. (c) (d)	7.12%	7.15%	12/2007	54	8,948	14,898
LaSalle Bank N.A. (d)	6.72%	6.75%	07/2010	6	10,654	10,654
LaSalle Bank N.A. (d) (e)	4.03%	4.38%	12/2014	21	6,200	6,200
LaSalle Bank N.A. (c) (d)	6.72%	7.08%	04/2007	25	4,378	4,378
Metlife Insurance Company	4.71%	4.71%	12/2010	79	20,100	20,100
Midland Loan Service (a) (c)	7.79%	7.79%	10/2007	89	13,209	13,268
Midland Loan Serv. (a)	7.86%	7.86%	01/2008	30	4,624	4,646
Midland Loan Serv. (a)	5.17%	5.17%	04/2014	81	18,207	18,283
Nomura Credit & Capital (b)	5.60%	-	04/2017	-	39,000	-
Principal Life Insurance	5.96%	5.96%	12/2008	55	11,000	11,000
Principal Life Insurance	5.25%	5.25%	10/2009	32	7,400	7,400
Principal Life Insurance	3.99%	3.99%	06/2010	109	32,930	32,930
Principal Life Insurance	5.05%	5.05%	01/2014	26	16,250	16,250
Principal Real Estate Investors	5.05%	-	04/2014	-	8,750	-
Wachovia Securities.	6.36%	6.36%	10/2008	289	54,600	54,600
Wells Fargo (c)	6.03%	6.03%	07/2007	68	13,600	13,600
Wells Fargo	6.60%	6.60%	03/2009	44	8,000	8,000
Wells Fargo	5.01%	5.01%	04/2010	64	15,300	15,300
Wells Fargo	5.14%	5.14%	04/2010	48	11,125	11,125
Wells Fargo	5.17%	5.17%	04/2010	102	23,690	23,690
Wells Fargo.	4.11%	4.11%	06/2011	114	33,220	33,220
Wells Fargo	5.01%	5.01%	10/2010	7	1,700	1,700

Mortgages Payable					$669,938	622,280

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

(a)	These loans require payments of principal and interest monthly; all other loans listed are interest only.

(b)

These properties are owned through our joint venture with Inland Real Estate Exchange Corporation.  The properties are currently consolidated because the Company's TIC interest is greater than 50%.  Once the Company's TIC interest is less than 50%, the Company will account for these properties using the equity method of accounting.

(c)

Approximately $68,517 of the Company's mortgages payable mature during 2007.  The Company intends to replace these loans with new debt for terms of five years or longer at the market interest rate at the time the existing debt matures.

(d)	Payments on these mortgages are calculated using a floating rate of interest based on LIBOR.

(e)

As part of the purchase of the property securing this loan, the Company assumed the existing mortgage-backed Economic Development Revenue Bonds, Series 1994, issued by the Village of Skokie, Illinois.  The interest rate on these bonds floats and is reset weekly by a re-marketing agent.  The rate at March 31, 2007 was 4.03%.  The bonds are further secured by an Irrevocable Letter of Credit, issued by LaSalle Bank at a fee of 1.25% of the principal amount outstanding, paid annually.  In addition, the Company is required to pay a re-marketing fee of 0.125% per annum of the principal amount outstanding, paid quarterly, and a trustee fee of $500, also paid quarterly.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2011 and thereafter, based on debt outstanding at March 31, 2007:

2007	$70,334
2008 (a)	149,914
2009	29,535
2010	195,841
2011	108,473
Thereafter	340,841

Total	$894,938

(9)     Line of Credit

On June 28, 2002, the Company entered into a $100,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years.  The funds from this line of credit are used to purchase additional investment properties.

On April 22, 2005, the Company completed a second amendment to this line of credit.  The aggregate commitment of the Company's line is $400,000 and matures on April 22, 2008.  The Company pays interest only on draws under the line at the rate equal to 120 – 160 basis points over LIBOR.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In conjunction with this amendment, the Company paid approximately $541 in fees and costs.  The outstanding balance on the line of credit was $45,000 and $28,000 as of March 31, 2007 and December 31, 2006, respectively.

The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2007, the Company was in compliance with these covenants.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

(10)

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

Interest on the notes is payable on May 15 and November 15 of each year beginning May 15, 2007.  The notes mature on November 15, 2026 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The Company may not redeem the notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  Following the occurrence of certain change in control transactions, the Company may be required to repurchase the notes in whole or in part for cash at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest.  At March 31, 2007, the Company has recorded $3,191 of accrued interest related to the convertible notes.  This amount is included in accrued interest on the Company's consolidated balance sheets at March 31, 2007.

Holders may convert their notes into cash or a combination of cash and common stock, at our option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of notes the Company will deliver cash and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The current conversion rate is 48.2824 shares of common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

(11)     Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.

As of March 31, 2007, 65 shares of common stock issued pursuant to employment agreements were outstanding, of which 22 have vested.  Additionally, the Company issued 34 shares pursuant to employment incentives of which 8 have vested.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of March 31, 2007 and December 31, 2006, options to purchase 22 and 26 shares of common stock, respectively at exercise prices ranging from $10.45 to $15.62 per share were outstanding, respectively.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

The basic weighted average number of common shares outstanding were 65,040 and 67,489 for the three months ended March 31, 2007 and 2006, respectively.  The diluted weighted average number of common shares outstanding were 65,109 and 67,558 for the three months ended March 31, 2007 and 2006, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

(12)     Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers and employment incentives.

As of March 31, 2007, the Company has issued the following shares:

Fiscal year shares issued	Shares issued pursuant to employment agreements	Shares issued pursuant to employment incentives	Average share price on the date of issuance	Aggregate value of shares issued pursuant to employment agreements	Aggregate value of shares issued pursuant to employment incentives	Deferred stock compensation

Prior to 2004	5	-	$11.00	$60	$-	$-
2004	32	15	12.93	411	193	265
2005	19	11	15.18	290	167	287
2006	8	8	16.01	129	130	220
2007	1	-	18.28	23	-	23

	65	34		$913	$490	$795

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the share value was determined to be equal to the last price at which the Company sold shares, prior to its listing on the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  The officers may receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $138 and $65 were recorded in connection with the vesting of these shares, for the three months ended March 31, 2007 and 2006, respectively.

(13)     Segment Reporting

The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Florida, Illinois, Indiana, Michigan, Minnesota, Missouri, Nebraska, Ohio, Tennessee, Texas and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 (unaudited)

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

The property net operating income is summarized in the following table for the three months ended March 31, 2007 and 2006, along with reconciliation to income from continuing operations.  Net investment properties and other related segment assets, non-segment assets and total assets are also presented as of March 31, 2007 and 2006:

	Three months ended March 31, 2007	Three months ended March 31, 2006

Rental income	$32,031	31,295
Tenant recoveries	14,951	11,994
Other property income	878	242
Total property operating expenses	(8,134)	(5,042)
Real estate tax expense	(8,238)	(8,259)

Property net operating income	31,488	30,230

Other income:
Straight-line rental income	139	34
Amortization of lease intangibles	85	174
Other income	1,359	1,128
Fee income on unconsolidated joint ventures	525	660
Gain on sale of investment properties	-	492
Gain on sale of joint venture interest	1,922	-

Other expenses:
Depreciation and amortization	(10,124)	(10,572)
Bad debt expense	(158)	(312)
General and administrative expenses	(3,309)	(2,184)
Interest expense	(11,580)	(10,343)
Minority interest	(108)	(391)

Income before equity in earnings of unconsolidated joint ventures and income tax expense of taxable REIT subsidiary	10,239	8,916

Income tax expense of taxable REIT subsidiary	(451)	(53)
Equity in earnings of unconsolidated joint ventures	1,933	1,097

Income from continuing operations	$11,721	9,960

Net investment properties and related assets, including discontinued operations	$1,181,258	1,140,745
Non-segment assets	160,333	121,450

Total assets	$1,341,591	1,262,195

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

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

(15) Subsequent Events

On April 2, 2007, the Company purchased a development property, Gateway Crossing, from an unaffiliated third party for $2,508.  The acquisition was completed through a newly formed development joint venture with Pine Tree Commercial Realty, LLC.  The property is located in Fort Wayne, Indiana and consists of 32 acres of land.

On April 17, 2007, the Company paid a cash distribution of $0.08167 per share on the outstanding shares of its common stock to stockholders of record at the close of business on April 2, 2007.

On April 17, 2007, the Company announced that it had declared a cash distribution of $0.08167 per share on the outstanding shares of our common stock.  This distribution is payable on May 17, 2007 to the stockholders of record at the close of business on April 30, 2007.

On May 1, 2007, the Company purchased Delavan Crossing from an unaffiliated third party for approximately $9,600.  The acquisition was completed through the Company's joint venture with IREX.  The property is located in Walworth County, Wisconsin and contains 60,930 square feet of leasable area.  Its major tenants are Staples, Petsmart, MC Sports, Maurices and Fashion Bug.

On May 2, 2007, the Company purchased Apria Healthcare Facility from an unaffiliated third party for $8,200.  The acquisition was completed through the Company's joint venture with IREX.  The property is located in Schaumburg, Illinois, and consists of 40,906 square feet of both office and warehouse space.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  Examples of factors which could affect our performance are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 1, 2007, under the heading "Risk Factors."

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

Executive Summary

We are an owner/operator of Neighborhood Retail Centers (gross leasable areas ranging from 5,000 to 150,000 square feet) and Community Centers (gross leasable areas in excess of 150,000 square feet).  We are a self-administered REIT incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  As of March 31, 2007, we owned interests in 147 investment properties, including those owned through our unconsolidated joint ventures.

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

Our largest expenses relate to the operation of our properties as well as the interest expense on our mortgages payable and other debt obligations.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.  Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property.

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

We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance.  EBITDA is defined as earnings (losses) from continuing operations, calculated in accordance with U.S. GAAP, excluding: (1) interest expense; (2) income tax benefit or expenses; (3) depreciation and amortization.   By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and capital structure.  By excluding depreciation and amortization expense, we believe we can more accurately assess the performance of our portfolio.  Because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements, it neither reflects the amount of capital needed to maintain our properties nor reflects trends in interest costs due to changes in interest rates or increases in borrowing.  EBITDA should be considered only as a supplement to net earnings and may be calculated differently by other equity REITs.

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

•

We have formed a joint venture to acquire properties that will ultimately be sold through an offering of tenant-in-common interests in properties to investors.  We earn fees from the joint venture for providing property management, acquisition and leasing services as well as syndication fees.

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

Acquisitions and Dispositions

During the three months ended March 31, 2007 and the year ended December 31, 2006, we completed the following acquisitions and dispositions:

Acquisitions during the three months ended March 31, 2007:

•

Two investment properties, totaling approximately 533,830 square feet, for approximately $75,100 in the aggregate for our joint venture with Inland Real Estate Exchange Corporation;

Dispositions during the three months ended March 31, 2007:

•

25 acres of vacant land through our joint venture with TMK Development, Ltd. For approximately $5,400.

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

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and, if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the three months ended March 31, 2007 and 2006.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as a component of amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of March 31, 2007, we had not allocated any amounts to customer relationships.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at March 31, 2007 and December 31, 2006 were $24,734 and $27,569, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during the three months ended March 31, 2007 and 2006.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  We believe that the risk is not significant, as we do not anticipate the financial institutions' non-performance.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), our draws on the line of credit with KeyBank N.A., which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  As of March 31, 2007, we had approximately $105,000 available under our $150,000 line of credit.  If necessary, such as for new acquisitions, we believe we can generate cash flow by entering into financing arrangements or joint ventures with institutional investors.  During the year ended December 31, 2006, we issued $180,000 aggregate principal amount of 4.625% convertible notes due in 2026.  Net proceeds from the convertible notes were used to pay down our line of credit with KeyBank N.A. by $120,000 and we also repurchased 2,776 shares of our common stock at a price equal to $18.01 per share (approximately $50,000 in the aggregate).We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties, joint venture commitments and to repay draws on the line of credit.

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

As of March 31, 2007, we owned interests in 147 investment properties, including those owned through our unconsolidated joint ventures.  Of the 147 investment properties owned, twenty-six are currently unencumbered by any indebtedness.  We generally limit our secured indebtedness to approximately 50% of the original purchase price, or current market value if higher, of the investment properties in the aggregate.  These twenty-six unencumbered investment properties were purchased for an aggregate purchase price of approximately $116,802 and would therefore yield at least $58,401 in additional cash from financing, using this standard.  In the aggregate, all of our 147 investment properties are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $0.98 per share on an annual basis.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2011 and thereafter based on debt outstanding at March 31, 2007:

2007	$70,334
2008 (a)	149,914
2009	29,535
2010	195,841
2011	108,473
Thereafter (b)	340,841

Total	$894,938

(a)

Included in the debt maturing during 2008 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2007, we were in compliance with such covenants.

(b)

Included in the debt maturing in the thereafter total is our convertible notes issued during 2006, which mature in 2026.

The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2007 and 2006:

	2007	2006

Net cash provided by operating activities	$22,103	24,297

Net cash used in investing activities	$(74,163)	(74,086)

Net cash provided by financing activities	$49,225	39,282

Statements of Cash Flows

2007 Compared to 2006

Net cash provided by operating activities during the three months ended March 31, 2007 decreased $2,194, as compared to the three months ended March 31, 2006.  This decrease was primarily the result of the payment of larger common area maintenance expenses on our investment properties due to increased snow removal costs incurred during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.  This decrease was offset by an increase in cash flows from operations generated by properties acquired during 2007 and 2006.

Net cash used in investing activities increased by $77 as we acquired two investment properties for our joint venture with Inland Real Estate Exchange Corporation during the three months ended March 31, 2007 at a cost of $75,101 and completed $4,302 in additions to our investment properties, as compared to the acquisition of four investment properties during the three months ended March 31, 2006 at a cost of $59,806, completed $4,985 in additions to our investment properties and generated $3,545 of disposition proceeds.  Additionally, we received proceeds during the three months ended March 31, 2007 for the sale of our interest in one of our unconsolidated joint ventures and the sale of vacant land through another as compared to investing $13,506 for the acquisition of an investment property for one of our unconsolidated joint ventures during the three months ended March 31, 2006.

Net cash provided by financing activities was $49,225 during the three months ended March 31, 2007, as compared to $39,282 during the three months ended March 31, 2006.  The increase in cash provided by financing activities is primarily due to loan proceeds of $53,810 and net proceeds from our line of credit of $17,000 during the three months ended March 31, 2007, as compared to loan proceeds of $8,340 and proceeds from the line of credit of $60,000 during the three months ended March 31, 2006.  This increase is offset by a decrease in the purchase of minority interest units during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.

Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2007 and 2006, respectively.  At March 31, 2007, we had ownership interests in 28 single-user retail properties, 91 Neighborhood Retail Centers and 28 Community Centers.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same three month periods during each year.  A total of 125 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.4 million square feet.  A total of sixteen investment properties, those that have been acquired during the three months ended March 31, 2007 and 2006 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 72% of the square footage of our portfolio at March 31, 2007.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.

Net income available to common stockholders and net income available to common stockholder per weighted average common share for the three months ended March 31, 2007 and 2006 are summarized below:

	2007	2006

Net income available to common stockholders	$11,693	9,876

Net income available to common stockholders per weighted average common shares – basic and diluted	$0.18	0.15

Weighted average number of common shares outstanding – basic	$65,040	67,489

Weighted average number of common shares outstanding – diluted	$65,109	67,558

Net income increased for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.  The increase in net income is primarily due to two transactions.  First, we sold our interest in our joint venture with Crow Holdings Managers, LLC which resulted in a gain of approximately $1,900.  Second, we sold an undeveloped land parcel through one of our development joint ventures for a net gain after estimated 2007 tax of approximately $500.

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three months ended March 31, 2007 and 2006 along with reconciliation to income from continuing operations, calculated in accordance with U.S. GAAP.

	Three months ended March 31, 2007	Three months ended March 31, 2006
Revenues:
"Same store" investment properties (125 properties):
Rental income	$30,187	30,029
Tenant recovery income	14,260	11,629
Other property income	876	238
"Other investment properties"
Rental income	1,844	1,266
Tenant recovery income	691	365
Other property income	2	4
Total rental and additional rental income	$47,860	43,531

Expenses:
"Same store" investment properties (125 properties):
Property operating expenses	$7,909	4,822
Real estate tax expense	7,892	7,985
"Other investment properties"
Property operating expenses	225	220
Real estate tax expense	346	274
Total property operating expenses	$16,372	13,301

Property net operating income:
"Same store" investment properties	$29,522	29,089
"Other investment properties"	1,966	1,141
Total property net operating income	$31,488	30,230

Reconciliation to income from continuing operations:
Other income:
Straight-line rental income	139	34
Amortization of lease intangibles	85	174
Other income	1,359	1,128
Fee income from unconsolidated joint ventures	525	660
Gain on sale of investment properties	-	492
Gain on sale of joint venture interest	1,922	-

Other expenses:
Income tax expense of taxable REIT subsidiary	(451)	(53)
Bad debt expense	(158)	(312)
Depreciation and amortization	(10,124)	(10,572)
General and administrative expenses	(3,309)	(2,184)
Interest expense	(11,580)	(10,343)
Minority interest	(108)	(391)
Equity in earnings of unconsolidated joint ventures	1,933	1,097

Income from continuing operations	$11,721	9,960

On a "same store" basis, (comparing the results of operations of the investment properties owned during the three months ended March 31, 2007 with the results of the same investment properties during the three months ended March 31, 2006), property net operating income increased by $433 with total rental and additional rental income increasing by $3,427 and total property operating expenses increasing by $2,994 for the three months ended March 31, 2007.

Total rental and additional rental income for the three months ended March 31, 2007 and 2006 were $47,860 and $43,531 respectively.  The primary reasons for the increase in rental and additional rental income for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006 is positive leasing spreads on our "same store" properties and income received on our "other investment properties."

Total property operating expenses for the three months ended March 31, 2007 and 2006 were $16,372 and 13,354, respectively.  For the three months ended March 31, 2007 and 2006, the increase in expenses is due primarily to an increase in common area maintenance expenses on our "same store" portfolio of properties, due in most part to higher snow removal costs in 2007, as compared to 2006.

General and administrative expenses increased $1,125, for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.  This increase is due to an increase in salaries and other payroll related items, data processing costs and costs incurred on potential transactions that we are no longer pursuing.

Interest expense increased $1,237 for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, due to several factors.  This increase is due to increases in our mortgages payable and on the convertible notes issued during 2006.  We issued these convertible notes in order to take advantage of lower interest rates going forward.  These notes are fixed at a rate of 4.625% per annum.  Additionally, the interest rates charged on our variable rate mortgages have increased during the three months ended March 31, 2007.

Captive Insurance

Effective October 1, 2006, we entered into an agreement with a limited liability company formed as an insurance association captive ("Captive"), which is wholly owned by three other entities previously sponsored by Inland Real Estate Investment Corporation: Inland Retail Real Estate Trust, Inc. (which has been acquired by Developers Diversified Realty Trust), Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc. and us.  Inland Risk & Insurance Management Services, Inc., an affiliate of The Inland Group, Inc., provides services to the Captive.  The Captive was formed to more efficiently manage the respective insurance coverage of the members and the premiums associated with property casualty coverage.  The Captive oversees the purchase of one or more insurance policies from a third party insurer that covers properties of its members, on terms acceptable to all members. Portions of these insurance policies agreed upon by all members are funded or reimbursed by insurance policies purchased from the Captive by the members. The premium associated with the non-catastrophic property and casualty insurance policies purchased from the Captive are divided amongst each of the members based upon a determination by a third-party, independent actuary, of the losses, loss reserves and loss expenses that each member is expected to incur and a proportional allocation of associated operating costs.  Each member initially contributed approximately $188 to the Captive in the form of a capital contribution and could be required to make annual contributions to fund the loss reserve.  The Captive will use this capital to pay a portion of certain property and casualty losses and general liability losses suffered by a member under the policies purchased by the Captive subject to deductibles applicable to each occurrence.  These losses will be paid by the Captive up to and including a certain dollar limit per occurrence, after which the losses are covered by the third party insurer.  We are required to remain as a member of the Captive for a period of five years even if insurance rates from third party providers are lower than those available through the Captive.  Although our current year policy premium remained consistent with prior premiums, had we not entered the Captive, we believe we could have experienced larger increases than we had experienced in the past.

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

Venture Partner	Company's Ownership Percentage	March 31, 2007	December 31, 2006

Crow Holdings Managers, LLC	-	-	1,219
New York State Teachers' Retirement System	50.0%	63,046	64,556
North American Real Estate, Inc.	45.0%	3,913	4,350
Oak Property and Casualty	25.0%	389	227
TMK Development	40.0%	2,525	-
Paradise Development Group, Inc.	15.0%	4,629	-
Inland Real Estate Exchange Corporation	50.0%	-	4,538

Investment in and advances to unconsolidated joint ventures		$74,502	74,890

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

The operations of properties contributed by us are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  Differences between our investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the three months ended March 31, 2007 and 2006, we recorded $350 and $340, respectively, of amortization of this basis difference.

During the three months ended March 31, 2007, we sold our interest in our joint venture with Crow Holdings Managers, LLC for approximately $3,500.  This sale of joint venture interest resulted in a gain on our investment of approximately $1,900.

During the three months ended March 31, 2007, we sold an additional parcel of land to a third party for approximately $5,040.  As a result of the sale and the return of capital we received, we re-evaluated the criteria for primary beneficiaries under FIN 46R and determined that we are no longer the primary beneficiary in this variable interest entity and therefore, deconsolidated the joint venture.  The joint venture recorded a gain on sale of approximately $1,181, which is recorded in equity in earnings of unconsolidated joint ventures.

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

	Three months ended March 31, 2007	Three months ended March 31, 2006

Net income available to common stockholders (1)	$11,693	9,876
Gain on sale of investment properties, net of minority interest	-	(61)
Gain on non-operating property, net of minority interest (2)	-	157
Equity in depreciation of unconsolidated joint ventures	2,462	1,770
Amortization on in-place lease intangibles	697	732
Amortization on leasing commissions	168	195
Depreciation, net of minority interest	9,175	9,533

Funds From Operations	$24,195	22,202

Net income available to common stockholders per weighted average common share, basic and diluted	$0.18	0.15

Funds From Operations per common share, basic and diluted	$0.37	0.33

Weighted average number of common shares outstanding, basic	65,040	67,489

Weighted average number of common shares outstanding, diluted	65,109	67,558

(1)

Includes gain on sale of joint venture interest of $1,922 in 2007.

(2)

For 2007, included in net income is gain on sale of non-operating property of $737, net of tax through one of the Company’s unconsolidated development joint ventures.

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

	Three months ended March 31, 2007	Three months ended March 31, 2006

Income from continuing operations	$11,721	9,960
Gain on non-operating property (a)	(1,188)	(257)
Income tax expense of taxable REIT subsidiary	451	53
Income (loss) from discontinued operations	(28)	111
Interest expense	11,580	10,343
Interest expense associated with discontinued operations	-	35
Interest expense associated with unconsolidated joint ventures	1,858	1,327
Depreciation and amortization	10,124	10,572
Depreciation and amortization associated with discontinued operations	-	106
Depreciation and amortization associated with unconsolidated joint ventures	2,462	1,710

EBITDA	$36,980	33,960

Total interest expense	$13,438	11,705

EBITDA: Interest expense coverage ratio	2.8 x	2.9 x

(a)

For 2007, this includes gain on sale of non-operating property through one of our unconsolidated development joint ventures, which is included in equity in earnings from unconsolidated joint ventures on the accompanying consolidated statements of operations.

The following table lists the approximate physical occupancy levels for our wholly-owned investment properties as of the end of each quarter during 2007 and 2006.  N/A indicates we did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/06	06/30/06	09/30/06	12/31/06	03/31/07
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

22nd St. Plaza Outlot, Oakbrook Terrace, IL	10,047	99	99	99	99	99
Ameritech, Joliet, IL	4,504	100	100	100	100	100
Apache Shoppes, Rochester, MN	60,780	N/A	N/A	N/A	96	96(b)
Aurora Commons, Aurora, IL	126,908	98	97	97	89	90(a)
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100
Baytowne Square, Champaign, IL	118,542	98	98	97	99	100
Bergen Plaza, Oakdale, MN	272,233	94	96	95	88	86(a)
Berwyn Plaza, Berwyn, IL	18,138	100	100	100	100	100
Best Buy, Burbank, IL	73,113	N/A	N/A	N/A	N/A	100
Big Lake Town Square, Big Lake, MN	67,858	100	100	100	100	100
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	94	94	97	95	95
Burnsville Crossing, Burnsville, MN	97,015	99	99	99	99	92
Butera Market, Naperville, IL	67,632	100	100	100	100	100
Byerly's Burnsville, Burnsville, MN	72,365	96	100	96	96	96
Carmax, Schaumburg, IL	93,333	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	96	96	96	96	96
Chestnut Court, Darien, IL	170,027	99	99	99	100	99
Circuit City, Traverse City, MI	21,337	0	0	0	0	0(a)
Cliff Lake Centre, Eagan, MN	73,582	95	95	92	96	94(a)
Crystal Point, Crystal Lake, IL	339,898	100	100	100	100	100
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0	0	0	0	0(a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0(a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100
Cub Foods, Arden Hills, MN	68,442	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	100	100	100	98	98
Deer Trace II, Kohler, WI	24,410	100	100	100	100	100
Disney, Celebration, FL	166,131	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/06	06/30/06	09/30/06	12/31/06	03/31/07
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Dominick's, Hammond, IN	71,313	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	0	0	0	100	100
Downers Grove Mkt, Downers Grove, IL	104,449	100	99	99	99	100
Eastgate Shopping Center, Lombard, IL	131,601	84	86	85	85	83
Eckerd Drug, Chattanooga, TN	10,908	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	97	97	97	97	97(a)
Elmhurst City Center, Elmhurst, IL	39,090	100	100	100	100	100
Fashion Square, Skokie, IL	84,580	92	92	100	100	100
Fashion Square II, Skokie, IL	7,151	100	100	100	100	100
FMC Technologies, Houston, TX	462,717	N/A	N/A	N/A	N/A	100
Four Flaggs, Niles, IL	306,661	85	85	85	95	81(a)
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	100	100	100	100	100
Goodyear, Montgomery, IL	12,903	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	100	100
Hartford Plaza, Naperville, IL	43,762	95	95	100	100	100
Hawthorn Village, Vernon Hills, IL	98,806	96	83	95	83	82
Hickory Creek Market, Frankfort, IL	55,831	89	87	86	86	83
High Point Center, Madison, WI	86,004	88	88	88	78	70
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100
Home Goods Store, Coon Rapids, MN	25,145	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	100
Iroquois Center, Naperville, IL	140,981	98	97	95	95	95(a)
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,395	100	100	100	100	100
Lake Park Plaza, Michigan City, IN	229,639	72	72	72	72	72(a)
Lansing Square, Lansing, IL	233,508	89	89	71	88	59(a)
Mallard Crossing, Elk Grove Village, IL	82,929	100	100	100	100	97
Mankato Heights, Mankato, MN	139,916	97	97	99	99	98(a)
Maple Grove Retail, Maple Grove, MN	79,130	97	97	97	97	91
Maple Park Place, Bolingbrook, IL	227,795	97	100	100	100	100
Maple Plaza, Downers Grove, IL	31,196	95	95	89	89	89(a)

	Gross
	Leasable
	Area	03/31/06	06/30/06	09/30/06	12/31/06	03/31/07
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Medina Marketplace, Medina, OH	72,781	100	100	100	100	100
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	16,803	100	100	100	100	100
Nantucket Square, Schaumburg, IL	56,981	92	98	77	77	79
Naper West, Naperville, IL	164,812	89	89	95	88	87(a)
Naper West Ph II, Naperville, IL	50,000	73	73	73	73	73
Niles Shopping Center, Niles, IL	26,109	99	87	87	95	86
Northgate Center, Sheboygan, WI	73,647	96	96	99	98	98
Oak Forest Commons, Oak Forest, IL	108,330	98	98	99	99	93
Oak Forest Commons III, Oak Forest, IL	7,424	76	88	76	76	76
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	58	61	97	91	89
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100
Park Avenue Center, Highland Park, IL	64,943	61	61	61	67	67
Park Center Plaza, Tinley Park, IL	194,599	97	97	97	66	65(a)
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	100
Park Square, Brooklyn Park, MN	137,109	50	82	88	94	92(a)
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	35
Petsmart, Gurnee, IL	25,692	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	98	98	99	100	100
Plymouth Collection, Plymouth, MN	45,915	100	100	100	100	100
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	67	19
Quarry Retail, Minneapolis, MN	281,648	99	99	99	99	99
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	99(a)
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	98	98	98	100	100
River Square Center, Naperville, IL	58,260	92	94	92	92	78(a)
Rivertree Court, Vernon Hills, IL	298,862	97	97	93	94	94
Rochester Marketplace, Rochester, MN	70,213	61	100	100	100	100
Rose Naper Plaza East, Naperville, IL	11,658	100	88	88	88	88
Rose Naper Plaza West, Naperville, IL	14,335	89	89	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100
Roundy’s, Waupaca, WI	63,780	100	100	100	100	100
Salem Square, Countryside, IL	112,310	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/06	06/30/06	09/30/06	12/31/06	03/31/07
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Schaumburg Plaza, Schaumburg, IL	61,485	91	91	91	91	91
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	90	100	100
Shakopee Valley, Shakopee, MN	146,430	100	100	99	99	99(a)
Shannon Square Shoppes, Arden Hills, MN	29,196	100	100	96	84	92
Shingle Creek, Brooklyn Center, MN	39,456	73	77	100	98	81(a)
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	16	16	18	18	18
Shops at Grayhawk, Omaha, NB	227,350	100	98	96	96	96(a)
Shops at Orchard Place, Skokie, IL	165,141	97	97	97	95	94
Six Corners, Chicago, IL	80,650	95	95	97	97	97
Spring Hill Fashion Ctr, W. Dundee, IL	125,198	97	70	70	70	62
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100
St. James Crossing, Westmont, IL	49,994	83	82	82	78	97
Staples, Freeport, IL	24,049	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	95	95	95	95	93
Terramere Plaza, Arlington Heights, IL	40,965	74	74	74	78	87
Townes Crossing, Oswego, IL	105,989	97	97	98	98	100
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100
University Crossing, Mishawaka, IN	136,430	100	100	100	92	92
V. Richard's Plaza, Brookfield, WI	107,952	98	93	96	90	94
Village Ten Center, Coon Rapids, MN	211,568	98	98	98	98	98
Walgreens, Decatur, IL	13,500	0	0	0	0	0(a)
Walgreens, Jennings, MO	15,120	100	100	100	100	100
Wauconda Crossing, Wauconda, IL	90,290	N/A	N/A	99	99	99(b)
Wauconda Shopping Ctr, Wauconda, IL	31,037	100	100	31	31	31
West River Crossing, Joliet, IL	32,452	96	96	96	96	96
Western and Howard, Chicago, IL	11,974	83	83	83	83	83
Wilson Plaza, Batavia, IL	11,160	88	88	88	88	88
Winnetka Commons, New Hope, MN	42,415	81	88	87	87	91(a)
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100	100	100	55	55
Woodfield Plaza, Schaumburg, IL	177,160	97	97	97	99	99
Woodland Commons, Buffalo Grove, IL	170,398	96	96	95	91	90(a)
Woodland Heights, Streamwood, IL	120,436	97	93	93	93	90
	11,540,860

The following table lists the approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of the end of each quarter during 2007 and 2006.  N/A indicates the relevant joint venture did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/06	06/30/06	09/30/06	12/31/06	03/31/07
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Algonquin Commons I, Algonquin, IL	562,218	85	96	96	97	95(a)
Chatham Ridge, Chicago, IL	175,754	99	99	69	69	69(a)
Cobblers Crossing, Elgin, IL	102,643	92	99	99	99	99
Forest Lake Marketplace, Forest Lake, MN	93,853	100	100	100	100	100
Greentree Center & Outlot, Caledonia, WI	169,268	94	100	97	97	97
Honey Creek Commons, Terra Haute, IN	179,100	81	96	100	100	100
Mapleview, Grayslake, IL	114,914	92	91	91	92	92
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100
Orland Park Place, Orland Park, IL	599,664	87	88	93	94	99(b)
Randall Square, Geneva, IL	216,485	99	99	100	99	99
Ravinia Plaza, Orland Park, IL	101,384	N/A	N/A	N/A	81	81(b)
Regal Showplace, Crystal Lake, IL	88,400	96	96	96	100	100
Shoppes of Mill Creek, Palos Park, IL	102,422	99	100	100	99	96
Thatcher Woods, River Grove, IL	193,313	98	98	98	98	98
Woodfield Comm E/W, Schaumburg, IL	207,452	99	99	95	99	86(a)

	3,023,870

(a)

We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 70% to 100% at March 31, 2007 for each of these centers.

(b)

We, from time to time, receive payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  U.S. GAAP requires us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of March 31, 2007, the Company had four investment properties, Wauconda Crossing, located in Wauconda, Illinois; Apache Shoppes, located in Rochester, Minnesota; Orland Park Place, located in Orland Park, Illinois; and Ravinia Plaza, located in Orland Park, Illinois subject to master lease agreements.

Subsequent Events

On April 2, 2007, we purchased a development property, Gateway Crossing, from an unaffiliated third party for $2,508.  The acquisition was completed through a newly formed development joint venture with Pine Tree Commercial Realty, LLC.  The property is located in Fort Wayne, Indiana and consists of 32 acres of land.

On April 17, 2007, we paid a cash distribution of $0.08167 per share on the outstanding shares of its common stock to stockholders of record at the close of business on April 2, 2007.

On April 17, 2007, we announced that we had declared a cash distribution of $0.08167 per share on the outstanding shares of our common stock.  This distribution is payable on May 17, 2007 to the stockholders of record at the close of business on April 30, 2007.

May 1, 2007, we purchased Delavan Crossing from an unaffiliated third party for approximately $9,600.  The acquisition was completed through our joint venture with IREX.  The property is located in Walworth County, Wisconsin and contains 60,930 square feet of leasable area.  Its major tenants are Staples, Petsmart, MC Sports, Maurices and Fashion Bug.

On May 2, 2007, we purchased Apria Healthcare Facility from an unaffiliated third party for $8,200.  The acquisition was completed through our joint venture with IREX.  The property is located in Schaumburg, Illinois, and consists of 40,906 square feet of both office and warehouse space.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2007 we had no material derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative instrument terminates or is sold, the gain or loss is recognized.  We will generally enter into derivative transactions that satisfy the aforementioned criteria only.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2011 and thereafter, based on debt outstanding at March 31, 2007 and weighted average interest rates for the debt maturing in each specified period.

	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt	42,953	104,914	29,535	167,499	108,473	334,641	788,015
Weighted average interest rate	6.19%	6.56%	6.43%	4.77%	4.62%	5.46%

Variable rate debt	27,381	45,000	-	28,342	-	6,200	106,923
Weighted average interest rate	7.06%	6.83%	-	6.58%	-	4.03%

The table above does not reflect indebtedness incurred after March 31, 2007.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages is estimated to be $106,923 for mortgages which bear interest at variable rates and $769,906 for mortgages which bear interest at fixed rates.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At March 31, 2007, approximately $106,923, or 12%, of our debt has variable interest rates averaging 6.66%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $67 for the three months ended March 31 2007.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of March 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.1

Lock-Up Agreement between Inland Real Estate Corporation and Daniel L. Goodwin, Inland Real Estate Investment Corporation, The Inland Group, Inc. and Inland Investment Stock Holding Company dated May 9, 2007 (*)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

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

INLAND REAL ESTATE CORPORATION

/s/ ROBERT D. PARKS

By:	Robert D. Parks
President and Chief Executive Officer (principal
executive officer)
Date:	May 9, 2007

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	May 9, 2007

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

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.1

Lock-Up Agreement between Inland Real Estate Corporation and Daniel L. Goodwin, Inland Real Estate Investment Corporation, The Inland Group, Inc. and Inland Investment Stock Holding Company dated May 9, 2007 (*)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

(2)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 1, 2004 (file number 001-32185).

(*)

Filed as part of this document.