Form 10-Q
period 2007-09-30
INLAND REAL ESTATE CORP
filed 2007-11-09
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 8, 2007, there were 65,542,285 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(In thousands except per share data)

Assets

	September 30, 2007 (unaudited)	December 31, 2006
Investment properties:
Land	$346,367	337,896
Construction in progress	1,520	434
Building and improvements	942,476	925,316

	1,290,363	1,263,646
Less accumulated depreciation	242,455	218,808

Net investment properties	1,047,908	1,044,838

Cash and cash equivalents	24,183	27,569
Investment in securities (net of an unrealized loss of $1,260 and $546 at September 30, 2007 and December 31, 2006, respectively)	22,088	16,777
Restricted cash	5,376	4,044
Accounts and rents receivable (net of provision for doubtful accounts of $1,343 and $1,990 at September 30, 2007 and December 31, 2006, respectively)	40,251	33,668
Mortgages receivable	30,699	27,848
Investment in and advances to joint ventures	91,611	74,890
Deposits and other assets	5,983	4,562
Acquired above market lease intangibles (net of accumulated amortization of $2,396 and $2,450 at September 30, 2007 and December 31, 2006, respectively)	2,614	3,118
Acquired in-place lease intangibles (net of accumulated amortization of $8,584 and $6,534 at September 30, 2007 and December 31, 2006, respectively)	21,873	21,102
Leasing fees (net of accumulated amortization of $1,687 and $1,572 at September 30, 2007 and December 31, 2006, respectively)	3,578	3,378
Loan fees (net of accumulated amortization of $5,128 and $4,107 at September 30, 2007 and December 31, 2006, respectively)	6,385	7,367

Total assets	$1,302,549	1,269,161

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets (continued)
September 30, 2007 and December 31, 2006
(In thousands except per share data)

Liabilities and Stockholders' Equity

	September 30, 2007 (unaudited)	December 31, 2006
Liabilities:
Accounts payable and accrued expenses	$6,274	5,558
Acquired below market lease intangibles (net of accumulated amortization of $3,917 and $3,535 at September 30, 2007 and December 31, 2006, respectively)	3,643	4,537
Accrued interest	5,925	3,683
Accrued real estate taxes	28,451	24,425
Distributions payable	5,348	5,205
Security and other deposits	2,455	2,466
Mortgages payable	599,874	622,280
Line of credit	80,000	28,000
Convertible notes	180,000	180,000
Prepaid rents and unearned income	1,999	2,596
Other liabilities	17,781	10,363

Total liabilities	931,750	889,113

Commitments and contingencies

Minority interest	2,576	3,065

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at September 30, 2007 and December 31, 2006	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 65,484 and 65,059 Shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	654	650
Additional paid-in capital (net of offering costs of $58,816)	612,403	605,133
Accumulated distributions in excess of net income	(243,574)	(228,254)
Accumulated other comprehensive loss	(1,260)	(546)

Total stockholders' equity	368,223	376,983

Total liabilities and stockholders' equity	$1,302,549	1,269,161

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three and nine months ended September 30, 2007 and 2006 (unaudited)
(In thousands except per share data)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Revenues:
Rental income	$32,757	32,647	98,385	96,091
Tenant recoveries	12,118	11,193	37,730	35,170
Other property income	565	403	2,569	858

Total revenues	45,440	44,243	138,684	132,119

Expenses:
Property operating expenses	5,618	4,580	18,845	14,977
Real estate tax expense	8,270	7,865	24,389	24,095
Depreciation and amortization	10,842	10,137	31,926	30,591
General and administrative expenses	2,506	2,415	8,871	7,422

Total expenses	27,236	24,997	84,031	77,085

Operating income	18,204	19,246	54,653	55,034

Other income	1,300	1,620	3,840	3,779
Fee income from unconsolidated joint ventures	2,114	657	3,242	1,747
Gain on sale of investment properties	-	132	-	623
Gain on sale of joint venture interest	-	-	2,228	-
Gain on extinguishment of debt	-	-	319	-
Interest expense	(12,172)	(11,429)	(36,091)	(32,688)
Minority interest	(117)	(194)	(336)	(810)

Income before equity in earnings of unconsolidated joint ventures, income tax expense of taxable REIT subsidiary and discontinued operations	9,329	10,032	27,855	27,685

Income tax expense of taxable REIT subsidiary	(229)	-	(654)	(53)
Equity in earnings of unconsolidated joint ventures	930	553	3,873	2,419

Income from continuing operations	10,030	10,585	31,074	30,051

Discontinued operations:
Income from discontinued operations (including gain on sale of investment properties of $0 and $3,883 for the three months ended September 30, 2007 and 2006, respectively and $1,223 and $6,017 for the nine months ended September 30, 2007 and 2006)	2	4,041	1,356	6,693

Net income available to common stockholders	10,032	14,626	32,430	36,744

Other comprehensive income:
Unrealized loss on investment securities	(429)	(352)	(714)	(762)

Comprehensive income	$9,603	14,274	31,716	35,982

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations
For the three and nine months ended September 30, 2007 and 2006 (unaudited)
(In thousands except per share data)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Basic and diluted earnings available to common shares per weighted average common share:

Income from continuing operations	$0.15	0.16	0.48	0.44
Discontinued operations	-	0.06	0.02	0.10

Net income available to common stockholders per weighted average common share – basic and diluted	$0.15	0.22	0.50	0.54

Weighted average number of common shares outstanding – basic	65,361	67,668	65,193	67,574

Weighted average number of common shares outstanding – diluted	65,422	67,737	65,260	67,643

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statement of Stockholders' Equity
For the nine months ended September 30, 2007 (unaudited)
(Dollars in thousands, except per share data)

Nine months ended September 30, 2007
Number of shares
Balance at beginning of period	65,059
Shares issued from DRP	407
Restricted Shares	11
Exercise of stock options	4
Director shares	3
Balance at end of period	65,484

Common Stock
Balance at beginning of period	$650
Proceeds from DRP	4
Balance at end of period	654

Additional Paid-in capital
Balance at beginning of period	605,133
Proceeds from DRP	6,970
Amortization of stock compensation	227
Exercise of stock options	25
Director shares	48
Balance at end of period	612,403

Accumulated distributions in excess of net income
Balance at beginning of period	(228,254)
Net income available to common stockholders	32,430
Distributions declared ($0.73 per common share outstanding)	(47,750)
Balance at end of period	(243,574)

Accumulated other comprehensive income
Balance at beginning of period	(546)
Other comprehensive loss, net	(714)
Balance at end of period	(1,260)

Total stockholders’ equity	$368,223

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and 2006 (unaudited)
(In thousands)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Cash flows from operating activities:
Net income	$32,430	36,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,926	31,018
Non real estate depreciation and amortization	327	-
Non-cash charges associated with discontinued operations	97	186
Amortization of deferred stock compensation	227	184
Amortization on acquired above market lease intangibles	505	552
Amortization on acquired below market lease intangibles	(894)	(1,044)
Gain on sale of investment properties	(1,223)	(6,640)
Gain on extinguishment of debt	(319)	-
Realized gain on investment securities	(135)	-
Realized loss on investment securities	215	-
Minority interest	336	810
Equity in earnings from unconsolidated ventures	(3,873)	(2,419)
Gain on sale of joint venture interest	(2,228)	-
Straight line rental income	(584)	(606)
Provision for doubtful accounts	(725)	(344)
Amortization of loan fees	1,557	960
Distributions from unconsolidated joint ventures	5,482	4,780
Mortgage receivable	(410)	(3,682)
Changes in assets and liabilities:
Restricted cash	(813)	991
Accounts and rents receivable	(5,484)	(1,776)
Deposits and other assets	(595)	(712)
Accounts payable and accrued expenses	4,085	(1,331)
Accrued interest payable	2,546	649
Accrued real estate taxes	4,026	(2,155)
Security and other deposits	(11)	27
Prepaid rents and unearned income	(299)	(187)

Net cash provided by operating activities	$66,166	56,005

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and 2006 (unaudited)
(In thousands)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Cash flows from investing activities:
Restricted cash	$(569)	(7,651)
Escrows held for others	(4)	(112)
Proceeds from sale of interest in joint venture	3,448	-
Purchase of investment securities	(9,017)	(1,333)
Sale of investment securities	2,912	2,193
Additions to investment properties, net of amounts payable	(12,035)	(20,193)
Rental income under master lease agreements	28	(112)
Purchase of investment properties	(99,351)	(66,538)
Purchase of furniture, fixtures and equipment	(12)	(66)
Purchase of computers and software	(1,843)	-
Acquired above market lease intangibles	-	(179)
Acquired in place lease intangibles	(12,049)	(8,051)
Acquired below market lease intangibles	-	145
Distributions from unconsolidated joint ventures	30,659	1,423
Proceeds from sale of investment property, net	970	21,186
Proceeds from sale of TIC interests	30,304	-
Construction in progress	(2,170)	821
Investment in unconsolidated joint ventures	(43,635)	(17,657)
Mortgage receivable	(2,441)	-
Leasing fees	(786)	(962)

Net cash used in investing activities	(115,591)	(97,086)

Cash flows from financing activities:
Proceeds from the DRP	6,974	3,812
Proceeds from exercise of options	25	-
Directors shares	48	-
Purchase of minority interest, net	(126)	(10,160)
Loan proceeds	69,133	25,080
Proceeds from unsecured line of credit	90,000	77,000
Repayments on unsecured line of credit	(38,000)	-
Loan fees	(605)	(843)
Other current liabilities	5,339	(1,635)
Distributions paid	(47,607)	(48,655)
Distributions to minority interest partners	(563)	(1,071)
Payoff of debt	(37,971)	(10,382)
Principal payments of debt	(608)	(532)

Net cash provided by financing activities	46,039	32,614

Net decrease in cash and cash equivalents	(3,386)	(8,467)

Cash and cash equivalents at beginning of period	27,569	26,804

Cash and cash equivalents at end of period	$24,183	18,337

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and 2006 (unaudited)
(In thousands)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Supplemental schedule of noncash investing and financing activities:
Purchase of investment properties	$-	(85,081)
Assumption of mortgage debt	-	18,543
Proceeds from sale of investment properties	8,870	-
Transfer of mortgage debt	(7,900)	-

	$970	(66,538)

Contribution of properties and other assets, net of accumulated depreciation	$-	6,980
Debt associated with contribution of properties	-	(3,300)

	$-	3,680

Distributions payable	$5,348	5,422

Cash paid for interest	$33,782	31,402

Supplemental schedule of noncash joint venture activity:
Assets:
Land, building and improvements and construction in progress, net	(6,073)	-
Other assets	(697)	-
Total assets	$(6,770)	-

Total liabilities and equity	$(6,770)	-

Investment in and advances to joint ventures at January 1, 2007 and 2006	$6,574	-

Unconsolidation of investment properties sold to TIC investors:
Assets:
Investment properties, net	75,251	-
Other assets	9,156	-
Total assets	84,407	-

Liabilities:
Mortgages payable	45,060	-
Other liabilities	5,154	-
Total liabilities	50,214	-

Equity	34,193	-

Total liabilities and equity	84,406	-

The accompanying notes are an integral part of the financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007 (unaudited)
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
September 30, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

The Company capitalizes interest costs related to construction in progress and considers both interest paid on debt obtained to fund the project and the interest cost incurred during the period that could have been avoided.  The Company has recorded approximately $1,514 and $93 of capitalized interest related to certain of its development joint ventures for the nine months ended September 30, 2007 and 2006, respectively.

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying consolidated financial statements as of and for the nine months ended September 30, 2007 and 2006.

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

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of September 30, 2007 and December 31, 2006, the Company held letters of credit for tenant security deposits totaling approximately $746 and $418, respectively.

A mortgage receivable is considered impaired in accordance with SFAS No. 114: "Accounting by Creditors for Impairment of a Loan."  Pursuant to SFAS No. 114, a mortgage receivable is impaired if it is probable that the Company will not collect all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  Based upon the Company’s judgement, no mortgages receivable were impaired as of September 30, 2007 and December 31, 2006.

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
September 30, 2007 (unaudited)
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

(2)     Investment Securities

Investment in securities at September 30, 2007 and 2006 are classified as available-for-sale securities.  Available-for sale securities are recorded at fair value.  The Company acquires stock on margin.  The margin loan is subject to separate terms and conditions.  At September 30, 2007 and December 31, 2006 the loan balances were $11,733 and $6,394, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

Sales of investment securities available-for-sale during the nine months ended September 30, 2007 and 2006 resulted in gains on sale of $135 and $254, respectively, which are included in other income in the accompanying consolidated statements of operations.  Additionally, during the nine months ended September 30, 2007, the Company realized a loss of $215 related to a decline in value of certain investment securities which were determined to be other than temporary and is also included in other income in the accompanying consolidated statements of operations.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007 were as follows:

Less than 12 months	12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$8,975	(589)	2,749	(304)	11,724	(893)

Non-REIT Stock	$1,552	(86)	3,152	(794)	4,704	(880)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007 (unaudited)
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

Venture Partner	Company's Ownership Percentage	September 30, 2007	December 31, 2006

Crow Holdings Managers, LLC	-	-	1,219
New York State Teachers' Retirement System	50%	$61,870	64,556
North American Real Estate, Inc.	45%	6,648	4,350
Oak Property and Casualty	25%	614	227
TMK Development	40%	4,116	-
Paradise Development Group, Inc.	15%	5,870	-
Pine Tree Institutional Realty, LLC	85%	4,425	-
Tucker Development Corporation (a)	48%	6,951	-
Inland Real Estate Exchange Corporation	50%	1,117	4,538

Investment in and advances to joint ventures		$91,611	74,890

The Company's proportionate share of the earnings or losses related to these ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes only its share of these fees in the accompanying consolidated statements of operations.  During the three and nine months ended September 30, 2007, the Company earned $2,114 and $3,242, respectively in fee income from its unconsolidated joint ventures, as compared to $657 and $1,747 for the three and nine months ended September 30, 2006, respectively.  These fees are reflected on the accompanying consolidated statements of operations as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  Differences between the Company's investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the nine months ended September 30, 2007 and 2006, the Company recorded $1,064 and $1,030, respectively, of amortization of this basis difference.

During the nine months ended September 30, 2007, the Company sold its interest in its joint venture with Crow Holdings Managers, LLC for approximately $3,500.  This sale of joint venture interest resulted in a gain on the Company's investment of approximately $2,228.

During the nine months ended September 30, 2007, the Company, through its joint venture with TMK Development, sold an additional parcel of land to a third party for approximately $5,040.  As a result of the sale and the return of capital received by the Company, the Company re-evaluated the criteria for primary beneficiaries under FIN 46R and determined that it is no longer the primary beneficiary in this variable interest entity and therefore, deconsolidated the joint venture.  The joint venture recorded a gain on sale of approximately $1,181, which is recorded in equity in earnings of unconsolidated joint ventures.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

Summarized financial information for the unconsolidated joint ventures is as follows:

	September 30, 2007	December 31, 2006
Balance Sheet:

Assets:
Investment in real estate, net	$648,145	540,721
Other assets	41,442	33,647

Total assets	$689,587	574,368

Liabilities:
Mortgage payable	$394,225	317,949
Other liabilities	34,812	32,398

Total liabilities	429,037	350,347

Total equity	260,550	224,021

Total liabilities and equity	$689,587	574,368

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Statement of Operations:

Total revenues	$18,233	13,490	52,409	38,919
Total expenses	(16,768)	(13,046)	(45,876)	(36,217)

Income from continuing operations	$1,465	444	6,533	2,702

Inland’s pro rata share (a)	$930	553	3,873	2,419

(a)

Included in Inland’s pro rata share is amortization of the basis difference.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

(4)     Mortgages Receivable

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with a wholly owned subsidiary of Tri-Land Properties, Inc., dated February 1, 2001.  The Company is a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The Company agreed to lend Tri-Land Properties, Inc. up to $21,500.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid currently and the remaining 3% to be accrued, with no additional interest, and paid upon maturity.  The loan matures on June 30, 2008.  As of September 30, 2007, the balance of this mortgage receivable was $20,330.  The loan is secured by the investment property and Tri-Land Properties, Inc. has guaranteed $1,000 of this mortgage receivable.  The Company recorded a deferred gain of $3,193 on the sale of its equity investment related to the previous joint venture agreement, as it did not qualify for gain recognition due to the lack of initial investment and continuing involvement.  Such amounts are included in other liabilities on the accompanying consolidated balance sheets.  Additionally, the Company has recorded $1,163 of interest income for the nine months ended September 30, 2007 and has increased the mortgage receivable balance for unpaid interest by $2,788 since inception.

On October 26, 2006, the Company purchased a 25%, or $10,369, participation interest in a note receivable from Inland American Real Estate Trust, Inc. (“IARETI”), a related party of The Inland Group, Inc.  The loan bears interest at a rate of 9.25% per annum and matures on September 30, 2007.  The loan is secured by land owned by the borrower and the borrower has personally guaranteed the balance of the loan.  In October 2007, IARETI paid the note and related interest due under the agreement.  The Company recorded $726 of interest income for the nine months ended September 30, 2007.

(5)     Transactions with Related Parties

During the nine months ended September 30, 2007 and 2006, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing from, or through, affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $60 per hour.  The Company continues to purchase all of these services from The Inland Group, Inc. and its affiliates and for the nine months ended September 30, 2007 and 2006, these payments totaled $1,055 and $523 respectively.  The payments to Inland affiliates increased during the nine months ended September 30, 2007, as compared to the nine months ended September 20, 2006, due to capital costs paid to Inland Computer Services, Inc. for programming and development in relation to our computer system conversion.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the nine months ended September 30, 2007 and 2006 were $255 during each period, and are included in general and administrative expenses.  The Inland Group, Inc., through affiliates, owns approximately 10.8% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc. or its affiliates.

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

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $118 and $138 for these services during the nine months ended September 30, 2007 and 2006, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007 (unaudited)
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

The Company is a member of a limited liability company formed as an insurance association captive (the “Captive”), which is owned in equal proportions by the Company and two other related REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc. The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  The Captive was formed to initially insure/reimburse the members’ deductible obligations for the first $100 of property insurance and $100 of general liability insurance.  The Company entered into the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a VIE as defined in FIN 46R and the Company is not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.

On October 26, 2006, the Company purchased a 25% or $10,369 participation interest in a note receivable from Inland American Real Estate Trust, Inc. (“IARETI”), a related party of The Inland Group, Inc.  In October 2007, IARETI paid the note and related interest due under the agreement.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

(6)     Discontinued Operations

During the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company sold a total of five investment properties.  For federal and state income tax purposes, certain of the Company's sales qualified as part of tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions.  The following table summarizes the properties sold, date of sale, indebtedness repaid, approximate sales proceeds, net of closing costs, gain (loss) on sale and whether the sale qualified as part of a tax deferred exchange

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Crestwood Plaza	February 22, 2006	904	1,341	(195)	No
Sears	April 27, 2006	1,645	2,664	6	No
Baker Shoes	June 14, 2006	-	3,240	2,323	Yes
Regency Point	September 12, 2006	-	8,078	3,883	Yes
Springhill Fashion Center	May 10, 2007	-	8,860	1,223	Yes

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of September 30, 2007, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at September 30, 2007 and December 31, 2006, the Company has recorded $352 and $44, respectively of assets related to discontinued operations and $241 and $2, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three and nine months ended September 30, 2007, the Company has recorded income from discontinued operations of $2 and $1,356, respectively, including gains on sale of $0 and $1,223.  For the three and nine months ended September 30, 2006, the Company recorded income from discontinued operations of $4,041 and $6,693, respectively, including gains on sale of $3,883 and $6,017.

(7)     Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $584 and $606, respectively, for the nine months ended September 30, 2007 and 2006, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $18,191 and $17,607 in related accounts and rents receivable as of September 30, 2007 and December 31, 2006, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

(8)     Mortgages Payable

Mortgage loans outstanding as of September 30, 2007 were $599,874 and had a weighted average interest rate of 5.47%.  Of this amount, $556,384 had fixed rates ranging from 3.99% to 9.25% and a weighted average fixed rate of 5.37% as of September 30, 2007.  The remaining $43,490 of mortgage debt represented variable rate loans with a weighted average interest rate of 6.65% as of September 30, 2007.  As of September 30, 2007, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through January 2018.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2011 and thereafter, based on debt outstanding at September 30, 2007 and weighted average interest rates for the debt maturing in each specified period.

	2007	2008	2009	2010	2011	Thereafter
Maturing debt:
Fixed rate debt	$27,425	$99,804	$25,227	$166,960	$100,000	$136,968
Variable rate debt	8,948	-	-	28,342	-	6,200

Weighted average interest rate on maturing debt:
Fixed rate debt	6.26%	6.56%	6.43%	4.77%	4.59%	5.44%
Variable rate debt	7.47%	-	-	6.93%	-	4.23%

(9)     Line of Credit

On June 28, 2002, the Company entered into a $100,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years.  The funds from this line of credit are used to purchase additional investment properties.

On April 22, 2005, the Company completed a second amendment to this line of credit.  The aggregate commitment of the Company's line is $400,000, which includes a $250,000 accordion feature, and matures on April 22, 2008.  The Company pays interest only on draws under the line at the rate equal to 120 – 160 basis points over LIBOR.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In conjunction with this amendment, the Company paid approximately $541 in fees and costs.  The outstanding balance on the line of credit was $80,000 and $28,000 as of September 30, 2007 and December 31, 2006, respectively.

The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2007, the Company was in compliance with these covenants.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

(10)

Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026, which included the exercise by the initial purchasers of their option to purchase an additional $10,000 to cover over-allotments.  The Company received net proceeds of approximately $177,300 after deducting selling discounts and commissions.  The Company used the net proceeds from the offering to repurchase 2,776 shares of its common stock at a price equal to $18.01 per share (approximately $50,000 in the aggregate) concurrently with the closing of the offering.  The Company also used the net proceeds to repay approximately $120,000 in outstanding indebtedness under the Company’s revolving credit facility with KeyBank National Association.  The Company used the remaining net proceeds for general corporate purposes, including paying the expenses of the offering.

Interest on the notes is payable on May 15 and November 15 of each year beginning May 15, 2007.  The notes mature on November 15, 2026 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The Company may not redeem the notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  Following the occurrence of certain change in control transactions, the Company may be required to repurchase the notes in whole or in part for cash at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest.  At September 30, 2007, the Company has recorded $3,214 of accrued interest related to the convertible notes.  This amount is included in accrued interest on the Company's consolidated balance sheets at September 30, 2007.

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

As of September 30, 2007, 69 shares of common stock issued pursuant to employment agreements were outstanding, of which 34 have vested.  Additionally, the Company issued 40 shares pursuant to employment incentives of which 15 have vested.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of September 30, 2007 and December 31, 2006, options to purchase 37 and 26 shares of common stock, respectively at exercise prices ranging from $10.45 to $19.96 per share were outstanding, respectively.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

The basic weighted average number of common shares outstanding were 65,193 and 67,574 for the nine months ended September 30, 2007 and 2006, respectively.  The diluted weighted average number of common shares outstanding were 65,260 and 67,643 for the nine months ended September 30, 2007 and 2006, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements

September 30, 2007 (unaudited)
(In thousands, except per share data and square footage amounts)

(12)     Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers and employment incentives.

As of September 30, 2007, the Company has issued the following shares:

Fiscal year shares issued	Shares issued pursuant to employment agreements	Shares issued pursuant to employment incentives	Average share price on the date of issuance	Aggregate value of shares issued pursuant to employment agreements	Aggregate value of shares issued pursuant to employment incentives	Deferred stock compensation

Prior to 2004	5	-	$11.00	$60	$-	$-
2004	32	15	12.93	411	193	205
2005	19	11	15.18	290	167	241
2006	8	8	16.01	129	130	194
2007	5	6	17.36	92	95	169

	69	40		$982	$585	$809

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the share value was determined to be equal to the last price at which the Company sold shares, prior to its listing on the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  The officers may receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $303 and $184 were recorded in connection with the vesting of these shares, for the nine months ended September 30, 2007 and 2006, respectively.

(13)     Segment Reporting

The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Florida, Idaho, Illinois, Indiana, Michigan, Minnesota, Missouri, Nebraska, Ohio, Tennessee, Texas and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

The Company assesses and measures operating results on an individual property basis for each of its investment properties based on property net operating income.  Management internally evaluates the operating performance of the properties as a whole and does not differentiate properties by geography, size or type.  In accordance with the provisions of SFAS No. 131: Disclosure about Segments of an Enterprise and Related Information, each of the Company’s investment properties is considered a separate operating segment.  However, under the aggregation criteria of SFAS No. 131 and as clarified in EITF Issue No. 14-10: Determining Whether to Aggregate Operating Segments that Do Not Meet the Quantitative Thresholds, the Company’s properties are considered one reportable segment.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007 (unaudited)
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

(15) Subsequent Events

On October 1, 2007 the Company terminated its participation interest in a note receivable purchased from Inland American Real Estate Trust, Inc. ("IARETI").  The Company received the principal balance of $10,369 and interest due on the note through September 30, 2007.

On October 17, 2007, the Company paid a cash distribution of $0.08167 per share on the outstanding shares of its common stock to stockholders of record at the close of business on October 1, 2007.

On October 17, 2007, the Company announced that it had declared a cash distribution of $0.08167 per share on the outstanding shares of its common stock.  This distribution is payable on November 19, 2007 to the stockholders of record at the close of business on October 31, 2007.

On October 19, 2007, the Company purchased Greenfield Commons from an unaffiliated third party for approximately $6,000.  The acquisition was completed through the Company's joint venture with IREX.  The property is located in Aurora, Illinois and contains 32,258 square feet of leasable area.  The two-tenant building is leased to Office Depot and Factory Card & Party Outlet.

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

Executive Summary

We are an owner/operator of neighborhood, community, power, lifestyle and single tenant retail centers. We are a self-administered REIT incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  As of September 30, 2007, we owned interests in 149 investment properties, including those owned through our unconsolidated joint ventures.

Essentially all of our revenues and cash flows are generated by collecting rental payments from our tenants.  Our goal is to continue increasing our revenues by acquiring additional investment properties and re-leasing those spaces that are vacant, or may become vacant, at existing properties, at more favorable rental rates.  During the nine months ended September 30, 2007, we executed 64 new and 161 renewal leases, aggregating approximately 827,000 square feet.  The 64 new leases comprise approximately 204,000 square feet with an average rental rate of $20.52 per square foot, a 36.9% increase over the average expiring rate.  The 161 renewal leases comprise approximately 623,000 square feet with an average rental rate of $15.97 per square foot, a 20.6% increase over the average expiring rate.  During 2008, there are 256 leases expiring which comprise approximately 1,146,000 square feet and account for approximately 7.6% of our annualized base rent.  We will attempt to renew or re-lease these spaces at more favorable rental rates to provide increased cash flows.  We believe we have significant acquisition opportunities due to our reputation and our concentration of properties in the Chicago and Minneapolis-St. Paul metropolitan areas.  We will use cash provided by our Dividend Reinvestment Plan, draws on our line of credit and earnings we retain that are not distributed to our stockholders to continue purchasing additional investment properties.  Additionally, we have the ability to obtain financing proceeds of at least $97,300 from 36 currently unencumbered investment properties.

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

•

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

Acquisitions and Dispositions

During the nine months ended September 30, 2007 and the year ended December 31, 2006, we completed the following acquisitions and dispositions:

Acquisitions during the nine months ended September 30, 2007:

•

Five investment properties, totaling approximately 697,378 square feet, for approximately $99,775 in the aggregate for our joint venture with Inland Real Estate Exchange Corporation;

•

53 acres of vacant land through our joint venture with Paradise Development Group, Inc. for approximately $12,326;

•

32 acres of vacant land through our joint venture with Pine Tree Institutional Realty, LLC for approximately $11,945;

•

74 acres of vacant land through our joint venture with Tucker Development Corporation for approximately $27,545;

•

63.29 acres of vacant land through our joint venture with North American Real Estate  for approximately $23,000;

•

One investment property totaling 113,700 square feet, for approximately $5,000 in aggregate for our joint venture with Pine Tree Institutional Realty, LLC; and

•

One investment property totaling approximately 30,000 square feet, for approximately $10,871 in the aggregate.

Dispositions during the nine months ended September 30, 2007:

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

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and, if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the nine months ended September 30, 2007 and 2006.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as a component of amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of September 30, 2007, we had not allocated any amounts to customer relationships.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at September 30, 2007 and December 31, 2006 were $24,183 and $27,569, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during the nine months ended September 30, 2007 and 2006.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  We believe that the risk is not significant, as we do not anticipate the financial institutions' non-performance.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), our draws on the line of credit with KeyBank N.A., which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  As of September 30, 2007, we had approximately $70,000 available under our $150,000 line of credit.  If necessary, such as for new acquisitions, we believe we can generate cash flow by entering into financing arrangements or joint ventures with institutional investors.  During the year ended December 31, 2006, we issued $180,000 aggregate principal amount of 4.625% convertible notes due in 2026.  Net proceeds from the convertible notes were used to pay down our line of credit with KeyBank N.A. by $120,000 and we also repurchased 2,776 shares of our common stock at a price equal to $18.01 per share (approximately $50,000 in the aggregate).  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties, joint venture commitments and to repay draws on the line of credit.

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

We invest in marketable securities of other REITs as well as non-REIT entities.  We had investments in securities of $22,088 at September 30, 2007, consisting of preferred and common stock investments.  As of September 30, 2007, we had accumulated other comprehensive loss of $1,260.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the nine months ended September 30, 2007 and 2006, we realized gains on sale of $135 and 254, respectively.  Additionally, during the nine months ended September 30, 2007, the Company realized a loss of $215 related to a decline in value of certain investment securities which were determined to be other than temporary.  The overall stock market and REIT stocks have declined over the last few months and although these investment have generated both current income and gain on sale during the three and nine months ended September 30, 2007, there is no assurance that existing or future investments will generate any income or gains due to economic uncertainties that may occur in the future and they may generate a loss.  Declines in the value of our investment securities may also impact our ability to borrow on margin in the future.

As of September 30, 2007, we owned interests in 149 investment properties, including those owned through our unconsolidated joint ventures.  Of the 149 investment properties owned, 36 are currently unencumbered by any indebtedness.  These 36 investment properties are wholly-owned by us and are consolidated.  We generally limit our secured indebtedness to approximately 50% of the original purchase price, or current market value if higher, of the investment properties in the aggregate.  These 36 unencumbered investment properties were purchased for an aggregate purchase price of approximately $217,470 and would, therefore, yield at least $108,735 in additional cash from financing, using this standard, assuming we are able to borrow using these properties as collateral and with acceptable terms and conditions.  In the aggregate, all of our 149 investment properties are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $0.98 per share on an annual basis.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2011 and thereafter based on debt outstanding at September 30, 2007:

2007	$38,191
2008 (a)	184,870
2009	29,519
2010	195,841
2011	100,573
Thereafter (b)	310,880

Total	$859,874

(a)

Included in the debt maturing during 2008 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2007, we were in compliance with such covenants.

(b)

Included in the debt maturing in the thereafter total is our convertible notes issued during 2006, which mature in 2026.

The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006:

	2007	2006

Net cash provided by operating activities	$66,166	56,005

Net cash used in investing activities	$(115,591)	(97,086)

Net cash provided by financing activities	$46,039	32,614

Statements of Cash Flows

2007 Compared to 2006

Net cash provided by operating activities during the nine months ended September 30, 2007 increased $10,161, as compared to the nine months ended September 30, 2006.  This increase in cash is due primarily to an increase in cash flows from operations generated by properties acquired during 2007 and 2006, subsequent to their acquisitions and operating distributions received from the operations of our joint ventures.  Additionally, we received cash from the sale of TIC interests in properties through our joint venture with Inland Real Estate Exchange Corporation (“IREX”) during the nine months ended September 30, 2007.  This increase was offset by the payment of larger common area maintenance expenses on our investment properties due primarily to increased snow removal costs incurred during the nice months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

Net cash used in investing activities increased by $18,505 as we acquired six investment properties, of which five were for our joint venture with Inland Real Estate Exchange Corporation (“IREX”), during the nine months ended September 30, 2007 at a cost of $111,400 and completed $12,035 in additions to our investment properties, as compared to the acquisition of five investment properties during the nine months ended September 30, 2006 at a cost of $74,623 and the completion of $20,193 in additions to our investment properties.  Additionally, we increased our investment in unconsolidated joint ventures by $25,978, primarily for the purchase of vacant land through our development joint ventures and paid approximately $1,843 for the purchase of computers and software.  Certain payments in relation to our computer and software purchase were made to affiliates of the Inland Group, Inc for development and implementation support.  Offsetting this increase in cash used is proceeds received during the nine months ended September 30, 2007 for the sale of our interest in one of our unconsolidated joint ventures, the sale of vacant land through another and additional distributions from our unconsolidated joint venture activities.  Additionally, we received $30,304 from the sale of TIC interests of properties owned through our joint venture with IREX.

Net cash provided by financing activities during the nine months ended September 30, 2007 increased $13,425, as compared to the nine months ended September 30, 2006.  The increase in cash provided by financing activities is primarily due to net loan proceeds of $69,133, as compared to net loan proceeds of $25,080 during the nine months ended September 30, 2006.  Additionally, we received $3,160 more in proceeds from our DRP during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.  This increase is offset by a decrease of $10,034 for the purchase of minority interest units and of $25,000 in net proceeds from our unsecured line of credit during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2007 and 2006, respectively.  At September 30, 2007, we had ownership interests in 30 Single-user retail properties, 70 Neighborhood Retail Centers, 20 Community Centers, 28 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same three month periods during each year.  A total of 123 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.3 million square feet.  A total of twelve investment properties, those that have been acquired during the nine months ended September 30, 2007 and the year ended December 31, 2006 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 70% of the square footage of our portfolio at September 30, 2007.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.

Net income available to common stockholders and net income available to common stockholder per weighted average common share for the three and nine months ended September 30, 2007 and 2006 are summarized below:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Net income available to common stockholders	$10,032	14,626	32,430	36,744

Net income available to common stockholders per weighted average common share – basic and diluted	$0.15	0.22	0.50	0.54

Weighted average number of common shares outstanding – basic	65,361	67,668	65,193	67,574

Weighted average number of common shares outstanding – diluted	65,422	67,737	65,260	67,643

Net income decreased $4,594 and $4,314 for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, respectively.  Net income for the three and nine months ended September 30, 2006, was impacted by gains on sale of investment properties during these periods that exceeded gains during the three and nine months ended September 30, 2007 by $3,883 and $4,794, respectively.  Additionally interest expense for the three and nine months ended September 30, 2007 increased as compared to the three and nine months ended September 30, 2006 due primarily to interest on our convertible notes.  The decreases in net income for the three and nine months ended September 30, 2007 are partially offset by increases in fee income, gain on sale of joint venture interests and vacant land from our unconsolidated joint ventures.

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three and  nine months ended September 30, 2007 and 2006 along with reconciliation to income from continuing operations, calculated in accordance with U.S. GAAP.

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Rental income and tenant recoveries:
"Same store" investment properties, 123 properties
Rental income	$30,284	30,209	90,046	89,940
Tenant recovery income	11,598	10,926	36,205	34,032
Other property income	562	407	2,503	857
"Other investment properties”
Rental income	2,450	1,942	7,524	5,046
Tenant recovery income	520	267	1,525	1,138
Other property income	3	(4)	66	1
Total rental income and tenant recoveries	$45,417	43,747	137,869	131,014

Property operating expenses:
"Same store" investment properties, 123 properties
Property operating expenses	$4,922	4,166	17,239	13,570
Real estate tax expense	7,965	7,731	23,510	23,424
"Other investment properties"
Property operating expenses	395	187	751	660
Real estate tax expense	305	134	879	671
Total property operating expenses	$13,587	12,218	42,379	38,325

Property net operating income
"Same store" investment properties	$29,557	29,645	88,005	87,835
"Other investment properties"	2,273	1,884	7,485	4,854
Total property net operating income	$31,830	31,529	95,490	92,689

Other income:
Straight-line income	(195)	348	425	613
Amortization of lease intangibles	218	148	390	492
Other income	1,300	1,405	3,840	4,219
Fee income from unconsolidated joint ventures	2,114	872	3,242	1,307
Gain on sale of investment properties	-	132	-	623
Gain on extinguishment of debt	-	-	319	-
Gain on sale of joint venture interest	-	-	2,228	-

Other expenses:
Income tax expense of taxable REIT subsidiary	(229)	-	(654)	(53)
Bad debt expense	(301)	(227)	(855)	(747)
Depreciation and amortization	(10,842)	(10,137)	(31,926)	(30,591)
General and administrative expenses	(2,506)	(2,415)	(8,871)	(7,422)
Interest expense	(12,172)	(11,429)	(36,091)	(32,688)
Minority interest	(117)	(194)	(336)	(810)
Equity in earnings of unconsolidated ventures	930	553	3,873	2,419
Income from continuing operations	$10,030	10,585	31,074	30,051

On a "same store" basis, (comparing the results of operations of the investment properties owned during the three and nine months ended September 30, 2007 with the results of the same investment properties during the three and nine months ended September 30, 2006), property net operating income decreased by $88 with total rental income, tenant recoveries and other property income increasing by $902 and total property operating expenses increasing by $990 for the three months ended September 30, 2007.  Property net operating income increased by $170 with total rental income, tenant recoveries and other property income increasing by $3,925 and total property operating expenses increasing by $3,755 for the nine months ended September 30, 2007.

Total rental income, tenant recoveries and other property income for the three months ended September 30, 2007 and 2006 were $45,417 and $43,747 respectively, and for the nine months ended September 30, 2007 and 2006, these amounts were $137,869 and 131,014, respectively.  The primary reasons for the increase in rental and additional rental income for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006 was positive leasing spreads on our "same store" properties and income received on our "other investment properties."  Additionally, other property income increased during these periods.  Other property income is comprised of lease termination fees, late fees and costs recovered on expenses directly related to specific tenants.

Total property operating expenses for the three months ended September 30, 2007 and 2006 were $13,587 and $12,218, respectively, and for the nine months ended September 30, 2007, these amounts were $42,379 and 38,325, respectively.  For the nine months ended September 30, 2007 and 2006, the increase in expenses is due primarily to an increase in common area maintenance expenses on our "same store" portfolio of properties, due in most part to higher snow removal costs in first quarter 2007, as compared to 2006.  For the three months ended September 30, 2007 and 2006, the increase is due to an increase in payroll and other payroll related items as well as expenses recovered directly from specific tenants.

General and administrative expenses increased $91 and $1,449, for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, respectively.  This increase is due to an increase in salaries and other payroll related items, bonuses, data processing costs and costs incurred on potential transactions that we are no longer pursuing.  Additionally, our conference expenses were higher during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006 due to additional costs for the annual ICSC convention, which included more space to accommodate our new booth.

Fee income from unconsolidated joint ventures increased $1,457 and $1.495 for the three and nine months ended September 30, 2007 and 2006, respectively.  This increase is due to acquisition fees earned on the properties acquired by our joint venture with Inland Real Estate Exchange Corporation and management fees earned on an increased number of properties owned through our unconsolidated joint ventures.

Interest expense increased $743 and $3,403 for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006.  This increase is due to interest due for the convertible notes issued in November 2006.  We issued these convertible notes in order to take advantage of lower interest rates going forward.  These notes are fixed at a rate of 4.625% per annum.  Offsetting this increase in interest expense is a decrease in interest on our mortgages payable and line of credit due to lower balances outstanding during each respective period.

Captive Insurance

We are a member of a limited liability company formed as an insurance association captive (the “Captive”), which is owned in equal proportions by two other related REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc. and us.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  The Captive was formed to initially insure/reimburse the members’ deductible obligations for the first $100 of property insurance and $100 of general liability insurance.  We entered into the Captive to stabilize our insurance costs, manage our exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a VIE as defined in FIN 46R and we are not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.

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

Venture Partner	Company's Ownership Percentage	September 30, 2007	December 31, 2006

Crow Holdings Managers, LLC	-	-	1,219
New York State Teachers' Retirement System	50%	$61,870	64,556
North American Real Estate, Inc.	45%	6,648	4,350
Oak Property and Casualty	25%	614	227
TMK Development	40%	4,116	-
Paradise Development Group, Inc.	15%	5,870	-
Pine Tree Institutional Realty, LLC	85%	4,425	-
Tucker Development Corporation (a)	48%	6,951	-
Inland Real Estate Exchange Corporation	50%	1,117	4,538

Investment in and advances to joint ventures		$91,611	74,890

Our proportionate share of the earnings or losses related to these ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations.  Additionally, we earn fees for providing property management, leasing and acquisition activities to these ventures.  We recognize only our share of these fees in the accompanying consolidated statements of operations.  During the three and nine months ended September 30, 2007, we earned $2,114 and $3,242 in fee income from our unconsolidated joint ventures, as compared to $872 and $1,307 for the three and nine months ended September 30, 2006.  These fees are reflected on the accompanying consolidated statements of operations as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by us are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  Differences between our investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the nine months ended September 30, 2007 and 2006, we recorded $1,064 and $1,030, respectively, of amortization of this basis difference.

During the nine months ended September 30, 2007, we sold our interest in our joint venture with Crow Holdings Managers, LLC for approximately $3,500.  This sale of joint venture interest resulted in a gain on our investment of approximately $2,228.

During the nine months ended September 30, 2007, we sold, through our joint venture with TMK Development, an additional parcel of land to a third party for approximately $5,040.  As a result of the sale and the return of capital we received, we re-evaluated the criteria for primary beneficiaries under FIN 46R and determined that we are no longer the primary beneficiary in this variable interest entity and therefore, deconsolidated the joint venture.  The joint venture recorded a gain on sale of approximately $1,181, which is recorded in equity in earnings of unconsolidated joint ventures.

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

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Net income available to common stockholders	$10,032	14,626	32,430	36,744
Gain on sale of investment properties, net of minority interest	-	(4,015)	(1,223)	(6,406)
Gain on non-operating property, net of minority interest	-	-	-	157
Equity in depreciation of unconsolidated joint ventures	2,740	2,476	7,582	6,638
Amortization on in-place lease intangibles	604	755	2,247	2,253
Amortization on leasing commissions	198	201	560	574
Depreciation, net of minority interest	9,274	9,155	28,295	27,640

Funds From Operations	$22,848	23,198	69,891	67,600

Net income available to common stockholders per weighted average common share – basic and diluted	$0.15	0.22	0.50	0.54

Funds From Operations, per weighted average common share – basic and diluted	$0.35	0.34	1.07	1.00

Weighted average number of common shares outstanding, basic	65,361	67,668	65,193	67,574

Weighted average number of common shares outstanding, diluted	65,422	67,737	65,260	67,643

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

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Income from continuing operations	$10,030	10,585	31,074	30,051
Gain on non-operating property	-	(132)	-	(623)
Income tax expense of taxable REIT subsidiary	229	-	654	53
Income from discontinued operations	2	158	133	676
Interest expense	12,172	11,429	36,091	32,688
Interest expense associated with discontinued operations	-	99	131	340
Interest expense associated with unconsolidated joint ventures	2,119	1,760	5,689	4,895
Depreciation and amortization	10,842	10,137	31,926	30,591
Depreciation and amortization associated with discontinued operations	-	107	106	440
Depreciation and amortization associated with unconsolidated joint ventures	2,740	2,476	7,582	6,638

EBITDA	$38,134	36,619	113,386	105,749

Total Interest Expense	$14,291	13,288	41,911	37,923

EBITDA: Interest Expense Coverage Ratio	$2.7x	2.8x	2.7x	2.8x

The following table lists the approximate physical occupancy levels for our wholly-owned investment properties as of the end of each quarter during 2007 and 2006.  N/A indicates we did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/06	06/30/06	09/30/06	12/31/06	03/31/07	06/30/07	09/30/07
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

22nd St. Plaza Outlot, Oakbrook Terrace, IL	10,047	99	99	99	99	99	99	99
Ameritech, Joliet, IL	4,504	100	100	100	100	100	100	100
Apache Shoppes, Rochester, MN	60,780	N/A	N/A	N/A	96	96	100	100
Apria Healthcare, Schaumburg, IL	40,906	N/A	N/A	N/A	N/A	N/A	100	100
Aurora Commons, Aurora, IL	126,908	98	97	97	89	90	94	95
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100	100	100
Baytowne Square, Champaign, IL	118,542	98	98	97	99	100	100	100
Bergen Plaza, Oakdale, MN	262,720	94	96	95	88	86	85	92(a)
Berwyn Plaza, Berwyn, IL	18,138	100	100	100	100	100	100	100
Big Lake Town Square, Big Lake, MN	67,858	100	100	100	100	100	100	100
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	94	94	97	95	95	93	100
Burnsville Crossing, Burnsville, MN	97,310	99	99	99	99	92	92	92
Butera Market, Naperville, IL	67,632	100	100	100	100	100	100	100
Byerly's Burnsville, Burnsville, MN	72,365	96	100	96	96	96	96	96
Carmax, Schaumburg, IL	93,333	100	100	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	96	96	96	96	96	96	96
Chestnut Court, Darien, IL	170,027	99	99	99	100	99	100	99
Circuit City, Traverse City, MI	21,337	0	0	0	0	0	0	0(a)
Cliff Lake Centre, Eagan, MN	73,582	95	95	92	96	94	92	93(a)
Crystal Point, Crystal Lake, IL	339,898	100	100	100	100	100	100	100
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0	0	0	0	0	0	0(a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0	0	0(a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100	100	100
Cub Foods, Arden Hills, MN	68,442	100	100	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	100	100	100	98	98	98	98
Deer Trace II, Kohler, WI	24,410	100	100	100	100	100	100	100
Delavan Crossing, Delavan, WI	60,930	N/A	N/A	N/A	N/A	N/A	100	100
Disney, Celebration, FL	166,131	100	100	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100	100	100
	Gross
	Leasable
	Area	03/31/06	06/30/06	09/30/06	12/31/06	03/31/07	06/30/07	09/30/07
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Dominick's, Glendale Heights, IL	68,879	100	100	100	100	100	100	0(a)
Dominick's, Hammond, IN	71,313	100	100	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100	100	100
Dominick's, West Chicago, IL	78,158	0	0	0	100	100	100	100
Downers Grove Mkt, Downers Grove, IL	104,449	100	99	99	99	100	100	100
Eastgate Shopping Center, Lombard, IL	131,601	84	86	85	85	83	83	84
Eckerd Drug, Chattanooga, TN	10,908	100	100	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	97	97	97	97	97	94	89(a)
Elmhurst City Center, Elmhurst, IL	39,090	100	100	100	100	100	100	100
Fashion Square, Skokie, IL	84,580	92	92	100	100	100	100	100
Fashion Square II, Skokie, IL	7,151	100	100	100	100	100	100	100
Four Flaggs, Niles, IL	306,661	85	85	85	95	81	74	82
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	100	100	100	100	100	100	100
Goodyear, Montgomery, IL	12,903	100	100	100	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	100	100	100	100
Hartford Plaza, Naperville, IL	43,762	95	95	100	100	100	100	100
Hawthorn Village, Vernon Hills, IL	98,806	96	83	95	83	82	82	96
Hickory Creek Market, Frankfort, IL	55,831	89	87	86	86	83	83	80
High Point Center, Madison, WI	86,004	88	88	88	78	70	70	70
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100	100	100
Home Goods Store, Coon Rapids, MN	25,145	100	100	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	100	100	100
Iroquois Center, Naperville, IL	140,981	98	97	95	95	95	96	97
Joliet Commons, Joliet, IL	158,922	100	100	100	100	100	92	100
Joliet Commons Phase II, Joliet, IL	40,395	100	100	100	100	100	100	100
Lake Park Plaza, Michigan City, IN	229,639	72	72	72	72	72	72	72(a)
Lansing Square, Lansing, IL	233,508	89	89	71	88	59	58	58(a)
Mallard Crossing, Elk Grove Village, IL	82,929	100	100	100	100	97	97	97
Mankato Heights, Mankato, MN	139,916	97	97	99	99	98	99	99(a)
Maple Grove Retail, Maple Grove, MN	79,130	97	97	97	97	91	91	91
Maple Park Place, Bolingbrook, IL	218,762	97	100	100	100	100	100	100
Maple Plaza, Downers Grove, IL	31,196	95	95	89	89	89	95	95
Medina Marketplace, Medina, OH	72,781	100	100	100	100	100	100	100
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/06	06/30/06	09/30/06	12/31/06	03/31/07	06/30/07	09/30/07
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Mundelein Plaza, Mundelein, IL	16,803	100	100	100	100	100	100	100
Nantucket Square, Schaumburg, IL	56,981	92	98	77	77	79	79	100
Naper West, Naperville, IL	164,812	89	89	95	88	87	68	76(a)
Naper West Ph II, Naperville, IL	50,000	73	73	73	73	73	73	73
Niles Shopping Center, Niles, IL	26,109	99	87	87	95	86	86	86
Northgate Center, Sheboygan, WI	73,647	96	96	99	98	98	98	98
Oak Forest Commons, Oak Forest, IL	108,330	98	98	99	99	93	93	93
Oak Forest Commons III, Oak Forest, IL	7,424	76	88	76	76	76	76	76
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	58	61	97	91	89	97	97
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100	100	100
Park Avenue Center, Highland Park, IL	64,943	61	61	61	67	67	67	67
Park Center Plaza, Tinley Park, IL	194,599	97	97	97	66	65	96	96
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	100	100	100
Park Square, Brooklyn Park, MN	137,109	50	82	88	94	92	95	94(a)
Park St. Claire, Schaumburg, IL	11,859	100	100	100	100	35	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	98	98	99	100	100	100	100(a)
Plymouth Collection, Plymouth, MN	45,915	100	100	100	100	100	89	89(a)
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	67	19	19	51
Quarry Retail, Minneapolis, MN	281,648	99	99	99	99	99	99	99
Rainbow Foods, West St. Paul, MN	61,712	N/A	N/A	N/A	N/A	N/A	100	100
Riverdale Commons, Coon Rapids, MN	168,277	100	100	100	100	99	99	78(a)
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	98	98	98	100	100	100	98
River Square Center, Naperville, IL	58,260	92	94	92	92	78	87	87
Rivertree Court, Vernon Hills, IL	298,862	97	97	93	94	94	94	96
Rochester Marketplace, Rochester, MN	70,213	61	100	100	100	100	100	100
Rose Naper Plaza East, Naperville, IL	11,658	100	88	88	88	88	88	88
Rose Naper Plaza West, Naperville, IL	14,335	89	89	100	100	100	100	89
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100	100	100
Roundy’s, Waupaca, WI	63,780	100	100	100	100	100	100	100
Salem Square, Countryside, IL	112,310	100	100	100	100	100	100	100
Schaumburg Plaza, Schaumburg, IL	61,485	91	91	91	91	91	87	92
	Gross
	Leasable
	Area	03/31/06	06/30/06	09/30/06	12/31/06	03/31/07	06/30/07	09/30/07
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Schaumburg Promenade, Schaumburg, IL	91,831	100	100	90	100	100	100	100
Shakopee Outlot, Shakopee, MN	12,285	N/A	N/A	N/A	N/A	N/A	100	100
Shakopee Valley, Shakopee, MN	146,430	100	100	99	99	99	99	99
Shannon Square Shoppes, Arden Hills, MN	29,196	100	100	96	84	92	92	88(a)
Shingle Creek, Brooklyn Center, MN	39,456	73	77	100	98	81	81	88(a)
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	16	16	18	18	18	23	23
Shops at Grayhawk, Omaha, NB	227,350	100	98	96	96	96	93	95(a)
Shops at Orchard Place, Skokie, IL	165,141	97	97	97	95	94	94	94
Six Corners, Chicago, IL	80,650	95	95	97	97	97	97	94
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100	100	100
St. James Crossing, Westmont, IL	49,994	83	82	82	78	97	97	97
Staples, Freeport, IL	24,049	100	100	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	95	95	95	95	93	93	93
Terramere Plaza, Arlington Heights, IL	40,965	74	74	74	78	87	87	97
Townes Crossing, Oswego, IL	105,989	97	97	98	98	100	98	100
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100	100	100
United Audio Center, Schaumburg, IL	9,988	100	100	100	100	100	100	100
University Crossing, Mishawaka, IN	136,430	100	100	100	92	92	74	81
V. Richard's Plaza, Brookfield, WI	107,952	98	93	96	90	94	94	93(a)
Village Ten Center, Coon Rapids, MN	211,472	98	98	98	98	98	98	98
Walgreens, Decatur, IL	13,500	0	0	0	0	0	0	0(a)
Walgreens, Jennings, MO	15,120	100	100	100	100	100	100	100
Wauconda Crossing, Wauconda, IL	90,290	N/A	N/A	99	99	99	99	99
Wauconda Shopping Ctr, Wauconda, IL	31,037	100	100	31	31	31	100	76
West River Crossing, Joliet, IL	32,452	96	96	96	96	96	96	96
Western and Howard, Chicago, IL	11,974	83	83	83	83	83	100	100
Wilson Plaza, Batavia, IL	11,160	88	88	88	88	88	88	88
Winnetka Commons, New Hope, MN	42,415	81	88	87	87	91	91	91(a)
Wisner/Milwaukee Plaza, Chicago, IL	14,677	100	100	100	55	55	55	72
Woodfield Plaza, Schaumburg, IL	177,160	97	97	97	99	99	99	99
Woodland Commons, Buffalo Grove, IL	170,398	96	96	95	91	90	94	97(a)
Woodland Heights, Streamwood, IL	120,436	97	93	93	93	90	92	95
	11,037,318

The following table lists the approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of the end of each quarter during 2007 and 2006.  N/A indicates the relevant joint venture did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/06	06/30/06	09/30/06	12/31/06	03/31/07	06/30/07	09/30/07
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Algonquin Commons I, Algonquin, IL	562,218	85	96	96	97	95	89	90(a)
Chatham Ridge, Chicago, IL	175,754	99	99	69	69	69	69	67(a)
Cobblers Crossing, Elgin, IL	102,643	92	99	99	99	99	97	97
FMC Technologies, Houston, TX	462,717	N/A	N/A	N/A	N/A	100	100	100
Forest Lake Marketplace, Forest Lake, MN	93,853	100	100	100	100	100	100	100
Greentree Center & Outlot, Caledonia, WI	169,268	94	100	97	97	97	97	97
Mapleview, Grayslake, IL	114,914	92	91	91	92	92	94	94
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100	100	100
Orland Park Place, Orland Park, IL	599,664	87	88	93	94	99	99	99
Randall Square, Geneva, IL	216,485	99	99	100	99	99	99	99
Ravinia Plaza, Orland Park, IL	101,384	N/A	N/A	N/A	81	81	86	82(b)
Regal Showplace, Crystal Lake, IL	88,400	96	96	96	100	100	100	100
Shoppes of Mill Creek, Palos Park, IL	102,422	99	100	100	99	96	96	96
Thatcher Woods, River Grove, IL	193,313	98	98	98	98	98	96	96
Woodfield Comm E/W, Schaumburg, IL	207,452	99	99	95	99	86	86	98(a)

	3,307,487

(a)

We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 70% to 100% at September 30, 2007 for each of these centers.

(b)

We, from time to time, receive payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  U.S. GAAP requires us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of September 30, 2007, the Company had one investment property, Ravinia Plaza, located in Orland Park, Illinois subject to master lease agreements.

Subsequent Events

On October 1, 2007 we terminated our participation interest in a note receivable purchased from Inland American Real Estate Trust, Inc. ("IARETI").  We received the principal balance of $10,369 and interest due on the note through September 30, 2007.

On October 17, 2007, we paid a cash distribution of $0.08167 per share on the outstanding shares of our common stock to stockholders of record at the close of business on October 1, 2007.

On October 17, 2007, we announced that we had declared a cash distribution of $0.08167 per share on the outstanding shares of our common stock.  This distribution is payable on November 19, 2007 to the stockholders of record at the close of business on October 31, 2007.

On October 19, 2007, we purchased Greenfield Commons from an unaffiliated third party for approximately $6,000.  The acquisition was completed through our joint venture with IREX.  The property is located in Aurora, Illinois and contains 32,258 square feet of leasable area.  The two-tenant building is leased to Office Depot and Factory Card & Party Outlet.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2007 we had no material derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative instrument terminates or is sold, the gain or loss is recognized.  We will generally enter into derivative transactions that satisfy the aforementioned criteria only.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2011 and thereafter, based on debt outstanding at September 30, 2007 and weighted average interest rates for the debt maturing in each specified period.

	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt	29,243	104,870	29,519	167,499	100,573	304,680	736,384
Weighted average interest rate	6.26%	6.56%	6.43%	4.77%	4.59%	4.98%

Variable rate debt	8,948	80,000	-	28,342	-	6,200	123,490
Weighted average interest rate	7.47%	7.16%	-	6.93%	-	4.23%

The table above does not reflect indebtedness incurred after September 30, 2007.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness, fixed rate debt that matures and needs to be refinanced and hedging strategies used to reduce the impact of any increases in rates.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages is estimated to be $123,490 for mortgages which bear interest at variable rates and $711,571 for mortgages which bear interest at fixed rates.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At September 30, 2007, approximately $123,490, or 14%, of our debt has variable interest rates averaging 6.98%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $231 for the nine months ended September 30, 2007.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of September 30, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

We are not party to, and none of our properties is subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.  From time to time, we may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.  Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks.  We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with the use of derivative financial instruments.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.   Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.  If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

The use of derivative financial instruments may reduce the overall returns on your investments.  We have limited experience with derivative financial instruments and may recognize losses in our use of derivative financial instruments.  Any loss will adversely affect our results of operations, financial condition and ability to pay distributions to you.   During the nine months ended September 30, 2007, we entered into swap contracts to hedge our interest rate risk through our unconsolidated joint ventures.  Our pro rata share of the incurred losses were $152 from these swap contracts.

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

(2)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007, as filed by the Registrant with the Securities and Exchange Commission on November 9, 2007 (file number 001-32185)

(*)

Filed as part of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ ROBERT D. PARKS

By:	Robert D. Parks
President and Chief Executive Officer (principal
executive officer)
Date:	November 8, 2007

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	November 8, 2007

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

(2)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2007, as filed by the Registrant with the Securities and Exchange Commission on November 9, 2007 (file number 001-32185)

(*)

Filed as part of this document.