Form 10-K
period 2007-12-31
INLAND REAL ESTATE CORP
filed 2008-02-29
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check One):  Large accelerated filer ☒ Accelerated filer ❑   Non-accelerated filer ❑  Smaller reporting company ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ❑ No ☒

As of June 30, 2007, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $992,212,437.

As of February 27, 2008 there were 65,811,157 shares of common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant's proxy statement for the annual stockholders meeting to be held in 2008 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

PART I

(In this Part I disclosure, all amounts are presented in thousands, except per share data and square footage amounts)

Item 1.  Business

General

Inland Real Estate Corporation, a Maryland Corporation, was formed on May 12, 1994.  We, collectively with our consolidated entities, are a publicly held real estate investment trust ("REIT") that acquires, owns, operates and develops (directly or through our consolidated entities) open-air neighborhood, community, power and lifestyle shopping centers and single-tenant retail properties located primarily in demographically strong upper Midwest markets.

More than sixty percent of Company-owned gross leasable area ("GLA") is located in the Chicago Metropolitan Statistical Area ("MSA"), with our second largest market concentration being in the Minneapolis-St. Paul MSA.  Our retail properties primarily provide "everyday" goods and services to consumers, with forty-five percent of the portfolio anchored by grocery stores.  The properties in our portfolio generate steady cash flows from rents and related revenues for the Company.  The primary drivers of our internal income growth are rental rate increases over expiring rates on new and renewal leases and cost savings from operational efficiencies.  As of December 31, 2007, we owned interests in 152 investment properties, including those owned through our unconsolidated joint ventures, comprised of:

•

Seventy neighborhood retail centers totaling approximately 4,397,000 gross leasable square feet;

•

Twenty community centers totaling approximately 3,007,000 gross leasable square feet;

•

Twenty-eight power centers totaling approximately 4,622,000 gross leasable square feet;

•

One lifestyle center totaling approximately 562,000 gross leasable square feet; and

•

Thirty-three single-user properties totaling approximately 2,139,000 gross leasable square feet.

We qualified as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") for federal income tax purposes commencing with the tax year ended December 31, 1995.  So long as we qualify for treatment as a REIT, we are generally not subject to federal income tax to the extent we meet the requirements of the tests imposed by the Code.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income.

We are now permitted to participate in certain activities from which we were previously precluded in order to maintain our qualifications as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries (“TRS”) under the Code. In 2005, we formed a TRS, Inland Venture Corporation (“IVC”), to be a partner in many of our unconsolidated joint ventures.  As such, we are subject to federal and state income taxes on the income we receive from the activities of IVC. The provision for income tax relates to the taxable income of IVC and represents an effective federal and state income tax rate of 38%.

We compete for tenants on the basis of rental rates, operating expenses and location with similar types of properties located in the vicinity of our investment properties.  In addition, our tenants compete against other forms of retailing such as catalog companies and e-commerce websites that offer similar retail products.  We do not own any real property investments located outside of the United States.  We compete with numerous other properties in attracting tenants.  Additionally, we compete with other REITs and real estate operating companies when seeking to acquire new investment properties.  There are several factors that could limit our ability to acquire additional investment properties.  We assess and measure operating results on an individual property basis.  Since all of our investment properties exhibit highly similar economic characteristics, generally have tenants that offer products catering to the day-to-day living needs of individuals, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.  See footnote 15 to the accompanying consolidated financial statements for a discussion on our segment reporting.  As of December 31, 2007, we employed a total of eighty-eight people, none of whom are represented by a union.

Management has implemented external growth initiatives that utilize our financing, acquisition, leasing and property management expertise to drive incremental income growth.  Our external growth initiatives consist of three types of unconsolidated joint venture activities:  a joint venture with Inland Real Estate Exchange Corporation ("IREX") through which we source, acquire and manage properties for 1031 tenant-in-common ("TIC") buyers; an asset-based joint venture with New York State Teachers Retirement System ("NYSTRS") through which we source, acquire and manage Midwest retail properties; and development joint ventures with established developers to build, lease and operate shopping centers primarily within our core Midwest markets.

The Company's asset-based venture with NYSTRS is an investment vehicle which enables us to increase our fee income via the acquisition, leasing, and property management services we provide through the venture.  The NYSTRS joint venture was formed in 2004 to acquire up to $400 million of stabilized retail assets in Midwest markets.  As of December 31, 2007, $320 million has been invested in Midwest retail assets and we continue to search the marketplace for opportunities that meet the return requirements of the venture.

Our development joint ventures with five independent partners enable us to leverage the unique strengths of each development team, while diversifying our risk.  Our development partners typically identify opportunities, assemble and complete the entitlement process for the land, and gauge national "big box" retailer interest in the location before they bring the project to us for right of first refusal.  We contribute financing, leasing, and property management expertise to enhance productivity of the new developments and typically earn a preferred return on our portion of invested capital.  The Company believes that our development joint venture strategy enables us to maximize our capital resources, potentially generates higher returns than we can achieve by buying stabilized properties at current market cap rates, and provides opportunities to add finished assets at below-market rates or sell them for a profit.  During the year ended December 31, 2007, we purchased 292 acres of vacant land through our development joint ventures and sold vacant land parcels to retailers through these joint ventures.

The Company's joint venture with IREX, formed in 2006, leverages our respective skill sets to access the growth potential of the 1031 TIC market and increase our fee income.  We source properties and provide financing, acquisition and asset management expertise through the venture, while IREX provides syndication expertise and access to a large broker/dealer network which markets the properties to TIC buyers.  We believe our IREX joint venture enables us to effectively manage our resources due to the revolving nature of the investment capital.  The capital we deploy for properties sourced for the venture is generally recovered within six months through the sale of TIC interests to 1031 Exchange investors and can be recycled into other investment opportunities.  The Company believes that the IREX joint venture is a capital-efficient means to generate additional acquisition fee income and a long-term management fee income stream for managing properties for TIC owners.

During the year ended December 31, 2007, we acquired a total of nine investment properties on behalf of our joint venture with IREX, comprising approximately 982,000 square feet with a purchase price of approximately $150,000. The joint venture is in various stages of selling these properties to TIC investors.  During the year ended December 31, 2007, we earned acquisition and management fees for these properties which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales to the TIC investors, we recorded approximately $697 in gains, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

Conflicts of Interest Policies

Our governing documents require a majority of our directors to be "independent," as defined by the New York Stock Exchange.  Further, any transactions between The Inland Group, Inc. or its affiliates, and us must be approved by a majority of our independent directors.  Two of our directors, Messrs. Goodwin and Parks, are directors of The Inland Group, Inc.

Environmental Matters

We review and monitor compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment.  For the year ended December 31, 2007, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate incurring material amounts during the year ending December 31, 2008.

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

Executive Officers

The following sets forth certain information with regard to our executive officers as of January 1, 2008:

Robert D. Parks, 64.  President and Chief Executive Officer; Director.  Mr. Parks has been a director since 1994 and served as chairman of our board until May 2004.  Mr. Parks served as our president from 1994 to June 2000, reassuming the office of president and chief executive officer in March 2001.

Mark E. Zalatoris, 50.  Executive vice president, chief operating officer and treasurer.  Mr. Zalatoris became a full-time employee in July 2000 and was promoted to executive vice president and chief operating officer in April 2004.

Brett A. Brown, 43.  Chief financial officer and vice president.  Mr. Brown joined us in May 2004.

Beth Sprecher Brooks, 53.  Corporate secretary and general counsel.  Ms. Brooks joined us in November 2002 and became our general counsel in 2006.

William W. Anderson, 49.  Vice president – acquisitions and sales.  Mr. Anderson joined us in July 2000.

D. Scott Carr, 42.  President of Inland Commercial Property Management, Inc. ("ICPM").  Mr. Carr has been employed by ICPM since 1994.  We acquired ICPM in July 2000.

Kristi A. Rankin, 42.  Senior Vice President of ICPM.  Ms. Rankin has been employed by ICPM since 1994.  We acquired ICPM in July 2000.

Certifications

The Company has filed with the SEC the chief executive officer and chief financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  In addition, the Company has filed the certification of our chief executive officer with the New York Stock Exchange ("NYSE") for 2007 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.  Our chief executive officer certified that he was not aware of any violation by the Company of the NYSE's corporate governance listing standards as of the date of the certification.

Item 1A.  Risk Factors

Set forth below are the risk factors that we believe are material to our investors.  This section contains forward-looking statements.  You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 33.

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

We compete with numerous other parties or entities for real estate and tenants.  We compete with numerous other persons or entities seeking to buy real estate assets, or to attract tenants to properties we already own, including REITs or other real estate operating companies.  These persons or entities may have greater experience and financial strength.  There is no assurance that we will be able to acquire additional real estate assets or attract tenants on favorable terms, if at all.  For example, our competitors may be willing to purchase properties at prices that result in yields below what we believe is our minimum required yield or may offer space at properties that compete with ours at rental rates below our existing rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties.  All of these factors could adversely affect our results of operations, financial condition and ability to pay distributions.

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

•

acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and thus could have an adverse effect on our results of operations and financial condition.

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

Leases on approximately 7% of rentable square feet under management expire during 2008.  As leases expire, we may not be able to renew or re-lease space at rates comparable to, or better than, the rates contained in the expiring leases.  Leases on approximately 1,051,000 square feet, or approximately 7% of total rentable square feet of 14,727,167, will expire prior to December 31, 2008.  If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, revenues at the impacted properties will decline.  Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases.

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

Our objectives may conflict with those of our joint venture partners.  We own certain of our investment properties, through joint ventures with third parties.  In some cases, we control the joint venture and in some cases we are a minority partner.  Investments in joint ventures involve risks that are not otherwise present with properties which we own entirely.  For example, a joint venture partner may file for bankruptcy protection or may have economic or business interests or goals which are inconsistent with our goals or interests.  Further, although we may own a controlling interest in a joint venture and may have authority over major decisions such as the sale or refinancing of investment properties, we may have fiduciary duties to the joint venture partners or the joint venture itself that may cause, or require, us to take or refrain from taking actions that we would otherwise take if we owned the investment properties outright.  Certain joint venture commitments requires us to invest cash in non-operating property under development and in properties that do not necessarily meet our investment criteria but which are offered for syndication through our joint venture with IREX.  Capital could be committed for periods longer than expected if development timelines are longer or syndication velocity is slower than anticipated.

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

We often need to borrow money to finance our business.  Our ability to internally fund operating or capital needs is limited since we must distribute at least 90% of our REIT taxable income (excluding net capital gains) to stockholders to qualify as a REIT.  Consequently, we may have to borrow money to fund operating or capital needs or to satisfy the distribution requirements, imposed by the Code, to maintain status as a REIT.  Borrowing money to fund operating or capital needs exposes us to various risks.  For example, the investment properties may not generate enough cash to pay the principal and interest obligations on loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan.  As of December 31, 2007, we owed a total of approximately $886,680, secured by mortgages on our investment properties, our unsecured line of credit with KeyBank and the convertible notes issued in 2006.  If we fail to make timely payments on loans, including those cases where a lender has accelerated the maturity date due to a violation of a loan covenant, the lenders could foreclose on the investment properties securing the loan and we could lose our entire investment on any foreclosed properties.  Once a loan becomes due, we must either pay the remaining balance or borrow additional money to pay off the maturing loan.  We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan.  Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms.  In addition, we have limited availability under our KeyBank line of credit which may reduce our ability to borrow funds.  A total of approximately $195,734 and $47,383, of our indebtedness matures on or before December 31, 2008 and 2009, respectively.  As of December 31, 2007, we owed approximately $141,907, or 16% of total outstanding debt, on indebtedness that bore interest at variable rates.  These rates are reset each month.  A 0.25% annualized increase in these variable rates would have increased our interest expense by approximately $355 for the year ended December 31, 2007.  We may borrow additional amounts that bear interest at variable rates.  If interest rates increase, the amount of interest that we would be required to pay on these borrowings will also increase.  Additionally, as lending requirements become stricter, we may find it difficult to encumber properties with terms similar to our current loan terms.  This could result in a decrease in the number of properties we are able to purchase or interest payments higher than what we have been accustomed to.

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

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.  As of December 31, 2007, we had approximately $886,680 in total indebtedness outstanding on a consolidated basis (excluding unconsolidated joint venture debt.)  Debt to total market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities, is often used by analysts to gauge leverage for REITs such as us.  Our debt to total market capitalization ratio was approximately 48.8%, excluding unconsolidated joint venture debt and 53.5%, including our pro rata share of unconsolidated joint venture debt as of December 31, 2007.  Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes.  Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.  In addition, a greater amount of debt relative to our peer group could have a negative effect on our stock price.

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

•

less than 95% of our gross income is derived from the income items included in the 75% test and also includes interest income, dividend income and gains from the sale of securities; or

•

we fail to distribute at least 90% of "REIT taxable income," which does not include the deduction for distributions paid and net capital gains, to stockholders.

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

The use of derivative financial instruments may reduce the overall returns on your investments.  We have limited experience with derivative financial instruments and may recognize losses in our use of derivative financial instruments.  Any loss will adversely affect our results of operations, financial condition and ability to pay distributions to you.   During the year ended December 31, 2007, we entered into swap contracts to hedge our interest rate risk through our unconsolidated joint ventures.  Our pro rata share of the incurred losses was $368 from these swap contracts.  Additionally, we have recorded our pro rata share of unrealized losses in the amount of $81, which is included as a component of other comprehensive income on the accompanying consolidated financial statements.

Item 1B.  Unresolved Staff Comments

We have no outstanding unresolved comments from the Commission staff regarding our periodic or current reports.

Item 2.  Properties

As of December 31, 2007, we owned 134 investment properties, excluding unconsolidated joint ventures, comprised of 30 single-user retail properties, 62 Neighborhood Retail Centers, 17 Community Centers, and 25 Power Centers.  These investment properties are located in the states of Florida (1), Illinois (81), Indiana (7), Iowa (1), Michigan (1), Minnesota (28), Missouri (2), Nebraska (1), Ohio (3), Tennessee (1) and Wisconsin (8).  Tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Single-User Retail Properties

AT&T Davenport, IA	75,000	12/07	2007	100%	AT &T

AT&T Evansville, IN	102,530	12/07	1996/2007	100%	AT &T

AT&T Joplin, MO	75,000	12/07	2007	100%	AT &T

Bally's Total Fitness St. Paul, MN	43,000	09/99	1998	100%	Bally's Total Fitness

Carmax Schaumburg, IL	93,333	12/98	1998	100%	Carmax

Carmax Tinley Park, IL	94,518	12/98	1998	100%	Carmax

Circuit City Traverse City, MI	21,337	01/99	1998	100%	Circuit City (b)

Cub Foods Arden Hills, MN	68,442	03/04	2003	100%	Cub Foods

Cub Foods Buffalo Grove, IL	56,192	06/99	1999	100%	Cub Foods (b)

Cub Foods Hutchinson, MN	60,208	01/03	1999	100%	Cub Foods (b)

Cub Foods Indianapolis, IN	67,541	03/99	1991	100%	Cub Foods (b)

Cub Foods Plymouth, MN	67,510	03/99	1991	100%	Cub Foods

Disney Celebration, FL	166,131	07/02	1995	100%	Walt Disney World

Dominick's Countryside, IL	62,344	12/97	1975 / 2001	100%	Dominick's Finer Foods

Dominick's Glendale Heights, IL	68,879	09/97	1997	100%	Dominick's Finer Foods (b)

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Single-User Retail Properties

Dominick's Hammond, IN	71,313	05/99	1999	100%	Food 4 Less

Dominick's Schaumburg, IL	71,400	05/97	1996	100%	Dominick's Finer Foods

Eckerd Drug Store Chattanooga, TN	10,908	05/02	1999	100%	Eckerd Drug Store

Hollywood Video Hammond, IN	7,488	12/98	1998	100%	None

Home Goods Store Coon Rapids, MN	25,145	10/05	2005	100%	Home Goods

Michael's Coon Rapids, MN	24,240	07/02	2001	100%	Michael's

Petsmart Gurnee, IL	25,692	04/01	1997	100%	Petsmart

Pik 'N Save Waupaca, WI	63,780	03/06	2002	100%	Pic 'N Save

Riverdale Commons Outlot Coon Rapids, MN	6,566	03/00	1999	100%	None

Spingbrook Market West Chicago, IL	78,158	01/98	1990	100%	Springbrook Market

Staples Freeport, IL	24,049	12/98	1998	100%	Staples

Tweeter Home Entertainment Schaumburg, IL	9,988	09/99	1998	100%	None

Verizon Joliet, IL	4,504	05/97	1995	100%	None

Walgreens Decatur, IL	13,500	01/95	1988	100%	Walgreens (b)

Walgreens Jennings, MO	15,120	10/02	1996	100%	Walgreens

Neighborhood Retail Centers

22nd Street Plaza Outlot Oakbrook Terrace, IL	9,970	11/97	1985/2004	100%	None

Aurora Commons Aurora, IL	126,908	01/97	1988	100%	Jewel Food Stores

Berwyn Plaza Berwyn, IL	18,138	05/98	1983	100%	Justice Produce

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Neighborhood Retail Centers

Big Lake Town Square Big Lake, MN	67,858	01/06	2005	100%	Coborn's Super Store

Brunswick Market Center Brunswick, OH	119,540	12/02	1997 / 1998	98%	Buehler's Food Markets

Butera Market Naperville, IL	67,632	03/95	1991	100%	Butera Finer Foods

Byerly's Burnsville Burnsville, MN	72,365	09/99	1988	96%	Byerly's Food Store
					Erik's Bike Shop
Caton Crossing Plainfield, IL	83,792	06/03	1998	96%	Strack & Van Til

Cliff Lake Center Eagan, MN	73,582	09/99	1988	92%	None

Downers Grove Market Downers Grove, IL	104,449	03/98	1998	100%	Dominick's Finer Foods

Eastgate Shopping Ctr Lombard, IL	131,601	07/98	1959 / 2000	82%	Schroeder's Ace Hardware
					Illinois State of Secretary
Edinburgh Festival Brooklyn Park, MN	91,536	10/98	1997	94%	Knowlan's Super Market

Elmhurst City Center Elmhurst, IL	39,090	02/98	1994	100%	Walgreens

Gateway Square Hinsdale, IL	40,170	03/99	1985	100%	None

Golf Road Shopping Center Niles, IL	26,109	04/97	1982	86%	None

Goodyear Montgomery, IL	12,903	09/95	1991	100%	None

Grand and Hunt Club Gurnee, IL	21,222	12/96	1996	54%	None

Greenfield Commons Aurora, IL	32,258	10/07	2006	100%	Factory Card Outlet
					Office Depot
Hartford Plaza Naperville, IL	43,762	09/95	1995	100%	The Tile Shop

Hawthorn Village Vernon Hills, IL	98,806	08/96	1979	96%	Dominick's Finer Foods
					Deal's
Hickory Creek Marketplace Frankfort, IL	55,831	08/99	1999	91%	None

High Point Center Madison, WI	86,004	04/98	1984	70%	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Neighborhood Retail Centers

Homewood Plaza Homewood, IL	19,000	02/98	1993	100%	Office Depot

Iroquois Center Naperville, IL	140,981	12/97	1983	98%	Sears Logistics Services
					Planet Fitness
					Big Lots
Mallard Crossing Elk Grove Village, IL	82,929	05/97	1993	97%	Food 4 Less

Maple Grove Retail Maple Grove, MN	79,130	09/99	1998	91%	Rainbow

Medina Marketplace Medina, OH	72,781	12/02	1956 / 1999	100%	Giant Eagle, Inc

Mundelein Plaza Mundelein, IL	16,803	03/96	1990	89%	None

Nantucket Square Schaumburg, IL	56,981	09/95	1980	95%	Go Play

Northgate Center Sheboygan, WI	73,647	04/05	2003	98%	Piggly Wiggly

Oak Forest Commons Oak Forest, IL	108,330	03/98	1998	93%	Food 4 Less

Oak Forest Commons Ph III Oak Forest, IL	7,424	06/99	1999	38%	None

Oak Lawn Town Center Oak Lawn, IL	12,506	06/99	1999	100%	None

Orland Greens Orland Park, IL	45,031	09/98	1984	97%	Shoe Carnival
					Dollar Tree
Orland Park Retail Orland Park, IL	8,500	02/98	1997	100%	None

Park Square Brooklyn Park, MN	137,109	08/02	1986 / 1988	94%	Fashion Bug
					Rainbow
Park St. Claire Schaumburg, IL	11,859	12/96	1994	35%	None

Plymouth Collection Plymouth, MN	45,915	01/99	1999	100%	Golf Galaxy

Quarry Outlot Hodgkins, IL	9,650	12/96	1996	100%	None

Riverplace Center Noblesville, IN	74,414	11/98	1992	98%	Kroger
					Fashion Bug

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Neighborhood Retail Centers

River Square S/C Naperville, IL	58,260	06/97	1988	92%	None

Rose Plaza Elmwood Park, IL	24,204	11/98	1997	100%	Binny's

Rose Plaza East Naperville, IL	11,658	01/00	1999	88%	None

Rose Plaza West Naperville, IL	14,335	09/99	1997	41%	None

Schaumburg Plaza Schaumburg, IL	61,485	06/98	1994	92%	Sears Hardware

Shannon Square Shoppes Arden Hills, MN	29,196	06/04	2003	97%	None

Shingle Creek Brooklyn Center, MN	39,456	09/99	1986	91%	None

Shops at Coopers Grove Country Club Hills, IL	72,518	01/98	1991	23%	None

Six Corners Chicago, IL	80,650	10/96	1966/2005	97%	Bally Total Fitness
					Office Depot
St. James Crossing Westmont, IL	49,994	03/98	1990	92%	None

Stuart's Crossing St. Charles, IL	85,529	07/99	1999	93%	Jewel Food Stores

Terramere Plaza Arlington Heights, IL	40,965	12/97	1980	94%	None

Townes Crossing Oswego, IL	105,989	08/02	1988	100%	Jewel Food Stores

V. Richard's Plaza Brookfield, WI	107,952	02/99	1985	98%	V. Richards Market
					Guitar Center
Wauconda Crossing Wauconda, IL	90,290	09/06	1997	99%	Dominicks (b)
					Walgreens
Wauconda Shopping Ctr Wauconda, IL	31,037	05/98	1988	76%	Dollar Tree

West River Crossing Joliet, IL	32,452	08/99	1999	96%	None

Western & Howard Chicago, IL	11,974	04/98	1985	100%	None

Wilson Plaza Batavia, IL	11,160	12/97	1986	88%	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Neighborhood Retail Centers

Winnetka Commons New Hope, MN	42,415	07/98	1990	91%	Frattalone's Hardware

Wisner/Milwaukee Plaza Chicago, IL	14,677	02/98	1994	72%	None

Woodland Heights Streamwood, IL	120,436	06/98	1956/1997	94%	Jewel Food Stores
					U.S. Postal Service
Community Centers

Apache Shoppes Rochester, MN	60,780	12/06	2005/2006	100%	Cost Plus World Market
					Linens 'N Things
Bergen Plaza Oakdale, MN	262,720	04/98	1978	91%	K-Mart
					Rainbow
					Dollar Tree
Bohl Farm Marketplace Crystal Lake, IL	97,287	12/00	2000	100%	Linens & Things
					Barnes & Noble
					Dress Barn
Burnsville Crossing Burnsville, MN	97,310	09/99	1989	89%	Schneiderman's Furniture
					Petsmart
Chestnut Court Darien, IL	170,027	03/98	1987	99%	Office Depot
					Powerhouse Gym
					Just Ducky
					Loyola Medical Center
					Stein Mart
Delavan Crossing Delavan, WI	60,930	05/07	2006	100%	Petsmart
					MC Sports
					Staples
Fashion Square Skokie, IL	84,580	12/97	1984	96%	Cost Plus World Market
					Office Depot
Fashion Square II Skokie, IL	7,151	11/04	1984	100%	None

Four Flaggs Annex Niles, IL	21,425	11/02	1973 / 2001	100%	Factory Card Outlet

Four Flaggs Niles, IL	306,661	11/02	1973 / 1998	74%	Wickes Furniture
					Jewel Food Stores
					Office Depot
					Petsmart
					Jo-Ann Fabrics
					Books-A-Million
Lake Park Plaza Michigan City, IN	229,639	02/98	1990	95%	Wal-Mart
					Valuland (b)
					Jo Ann Fabrics
					Factory Card Outlet

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Community Centers

Park Center Plaza Tinley Park, IL	194,599	12/98	1988	90%	Central Grocers
					Bally's Total Fitness
					The Furniture Box
					Chuck E. Cheese
Quarry Retail Minneapolis, MN	281,648	09/99	1997	99%	Home Depot
					Rainbow
					Petsmart
					Office Max
					Old Navy
					Party City
Springboro Plaza Springboro, OH	154,034	11/98	1992	100%	K-Mart
					Kroger
Two Rivers Plaza Bolingbrook, IL	57,900	10/98	1994	100%	Marshall's
					Factory Card Outlet
					Kay Bee Toys
Village Ten Coon Rapids, MN	211,472	08/03	2002	98%	Lifetime Fitness
					Cub Foods
					Dollar Tree Stores
Woodland Commons Buffalo Grove, IL	170,398	02/99	1991	97%	Dominick's Finer Foods
					Jewish Community Center
Power Centers

Baytowne Shoppes/Square Champaign, IL	118,542	02/99	1993	100%	Staples
					Berean Bookstore
					Petsmart
					Famous Footwear
Crystal Point Crystal Lake, IL	339,898	07/04	1976/1998	100%	Best Buy
					K-Mart
					Bed, Bath & Beyond
					The Sports Authority
					Cost Plus
					Borders Books
					Office Depot
Deer Trace Kohler, WI	149,881	07/02	2000	98%	Elder Beerman
					TJ Maxx
					Michael's
					Dollar Tree
Deer Trace II Kohler, WI	24,410	08/04	2003/2004	100%	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Power Centers

Joliet Commons Joliet, IL	158,922	10/98	1995	92%	Cinemark
					Petsmart
					Barnes & Noble
					Old Navy
					MC Sports
Joliet Commons Ph II Joliet, IL	40,395	02/00	1999	100%	Office Max

Lansing Square Lansing, IL	233,508	12/96	1991	69%	Sam's Club
					Office Max
Mankato Heights Mankato, MN	155,173	04/03	2002	100%	TJ Maxx
					Michael's
					Old Navy
					Pier One
Maple Park Place Bolingbrook, IL	218,762	01/97	1992/2004	100%	Powerhouse Gym
					Office Depot
					Jo Ann Fabrics
					Sportmart
					Best Buy
Naper West Naperville, IL	164,812	12/97	1985	96%	Barrett's Home Theater Store

Naper West Ph II Naperville, IL	50,000	10/02	1985	73%	JoAnn Fabrics

Park Avenue Centre Highland Park, IL	64,943	06/97	1996/2005	67%	Staples
					Sam's Wine & Spirits
Park Place Plaza St. Louis Park, MN	84,999	09/99	1997/2006	100%	Office Max
					Petsmart
Pine Tree Plaza Janesville, WI	187,413	10/99	1998	100%	Gander Mountain
					TJ Maxx
					Staples
					Michaels Stores
					Old Navy LLC
					Petco
					Famous Footwear
Riverdale Commons Coon Rapids, MN	168,277	09/99	1998	100%	Rainbow
					Wickes Furniture
					Office Max
					Petco
					Party City

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Power Centers

Rivertree Court Vernon Hills, IL	298,862	07/97	1988	97%	Best Buy
					Kerasotes Theaters
					Office Depot
					TJ Maxx
					Petsmart
					Michaels Stores
					Harlem Furniture
					Ulta Salon
					Old Country Buffet
Rochester Marketplace Rochester, MN	70,213	09/03	2001 / 2003	100%	Staples
					PetsMart
Salem Square Countryside, IL	112,310	08/96	1973 / 1985	100%	TJ Maxx
					Marshall's
					Audio King
Schaumburg Promenade Schaumburg, IL	91,831	12/99	1999	100%	Linens and Things
					Pier 1 Imports
					DSW Shoe Warehouse
Shakopee Valley Shakopee, MN	146,430	12/02	2000 / 2001	99%	Kohl's
					Office Max
Shakopee Valley Outlot Shakopee, MN	12,285	03/06	2007	100%	None

Shoppes at Grayhawk Omaha, NE	227,350	02/06	2001/2004	96%	Lowe's
					Michael's
Shops at Orchard Place Skokie, IL	165,141	12/02	2000	94%	Best Buy
					DSW Shoe Warehouse
					Ulta Salon
					Pier 1 Imports
					Petco
					Walter E. Smithe
					Factory Card Outlet
University Crossing Mishawaka, IN	136,430	10/03	2003	72%	Marshall's
					Babies R Us
					Petco
					Dollar Tree Stores
					Pier One Imports

Woodfield Plaza Schaumburg, IL	177,160	01/98	1992	99%	Kohl's
					Wicke's
					Barnes & Noble
					Joseph A. Banks Clothiers
Total	11,203,472			95%

As of December 31, 2007, we owned 18 investment properties through our unconsolidated joint ventures, comprised of 3 Single User, 8 Neighborhood Retail Centers, 3 Community Centers, 1 Lifestyle Center, and 3 Power Centers.  These investment properties are located in the states of Idaho (1), Illinois (13), Minnesota (2), Texas (1) and Wisconsin (1).  Tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Single-User Retail Properties

Apria Healthcare Schaumburg, IL	40,906	05/07	2000	100%	Apria Healthcare

FMC Technologies Houston, TX	462,717	03/07	1970/2006	100%	FMC Technologies

Rainbow Foods West St. Paul, MN	61,712	05/07	1982/2005	100%	Rainbow Foods

Neighborhood Retail Centers
Cobbler Crossing Elgin, IL	102,643	05/97	1993	97%	Jewel Food Stores

Forest Lake Marketplace Forest Lake, MN	93,853	09/02	2001	100%	MGM Liquor Warehouse
					Cub Foods
Mapleview Grayslake, IL	114,804	03/05	2000	97%	Jewel Food Stores

Marketplace at 6 Corners Chicago, IL	117,000	11/98	1997	100%	Jewel Food Store
					Marshall's Dept. Store
Shops of Mill Creek Palos Park, IL	102,422	03/98	1989	98%	Jewel Food Store

Ravinia Plaza Orland Park, IL	101,384	11/06	1990	96%	Borders
					Pier 1 Imports
Regal Showplace Crystal Lake, IL	88,400	03/05	1998	100%	Regal Cinemas

Southshore Shopping Center Boise, ID	113,700	09/07	1992	0%	None

Community Centers
Chatham Ridge Chicago, IL	175,754	02/00	1999	98%	Cub Foods (b)
					Bally Total Fitness
Greentree Center & Outlot Caledonia, WI	169,268	02/05	1990/1993	98%	Pic n Save
					K-Mart
Thatcher Woods River Grove, IL	193,313	04/02	1969/1999	97%	Walgreens
					A.J. Wright
					Olson's Ace Hardware
					Hanging Garden Banquet
					Binny's Beverage Depot
					Dominick's

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Lifestyle Center
Algonquin Commons
Algonquin, IL	562,218	03/06	2004/2005	91%	Circuit City
					PetsMart
					Office Max
					Wickes
					Barrett's Home Theater
					Border's
					Pottery Barn
					Old Navy
					DSW Warehouse
					Dick's Sporting Goods
					Trader Joe's
Power Centers					Ulta
Orland Park Place Orland Park, IL	599,664	04/05	1980/1999	99%	K & G Superstore
					Old Navy
					Cost Plus World Market
					Stein Mart
					Tiger Direct
					Barnes & Noble
					DSW Shoe Warehouse
					Bed, Bath & Beyond
					Sports Authority
					Binny's Beverage Depot
					Office Depot
					Dick's Sporting Goods
					Marshall's
					Filene's Basement
Randall Square Geneva, IL	216,485	05/99	1999	99%	Marshall's Dept. Store
					Bed, Bath & Beyond
					Old Navy
					Factory Card Outlet
					Shoe Carnival
					Petsmart
					Michaels Stores
Woodfield Commons E/W Schaumburg, IL	207,452	10/98	1973, 1975 1997	98%	Toys R Us
					Luna Carpets
					Cost Plus World Market
					Party City
					Discovery Clothing
					Harlem Furniture
					REI
Total	3,523,695			94%	Steve & Barry's

Total /Weighted Average	14,727,167			95%

(a)	Anchor tenants are defined as any tenant occupying 10,000 or more square feet. We use the tenant's trade name, which may be different than the legal entity named on the lease.

(b)

We continue to receive rent from tenants who have vacated but are still obligated under their lease terms.  These tenants continue to pay an amount equal to the contractual obligations under their lease.

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2007

Lease Expiration Year	Number of Leases Expiring (1)	GLA Under Expiring Leases (Sq.Ft.) (1)	Percent of Total Leased GLA	Total Annualized Base Rent ($)	Percent of Total Annualized Base Rent (%)	Weighted Average Annualized Base Rent ($/Sq.Ft.) (2)

M-T-M	29	110,270	0.78%	$1,202	0.63%	$10.90
2008	230	1,050,954	7.42%	13,344	6.94%	12.70
2009	285	1,378,705	9.74%	17,947	9.34%	13.02
2010	232	1,066,160	7.52%	15,518	8.08%	14.56
2011	187	1,388,053	9.81%	17,664	9.19%	12.73
2012	251	1,270,665	8.98%	19,819	10.31%	15.60
2013	109	850,267	6.00%	12,986	6.76%	15.27
2014	66	963,166	6.80%	13,389	6.97%	13.90
2015	66	725,335	5.12%	11,394	5.93%	15.71
2016	46	528,784	3.74%	7,810	4.06%	14.77
2017+	128	4,825,722	34.09%	61,094	31.79%	12.66

Total	1,629	14,158,081	100.00%	$192,167	100.00%	$13.57

(1)

Includes leases expiring on unconsolidated properties owned in joint ventures.

(2)

Annualized base rent for all leases in place at report date are calculated as follows: annualized current monthly base rents in-place.

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties as of December 31, 2007, 2006, 2005, 2004 and 2003.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leaseable Area	2007%	2006%	2005%	2004%	2003%

22nd Street Plaza Outlot, Oakbrook Terrace, IL	9,970	100	99	99	100	100
Apache Shoppes, Rochester, MN	60,780	100	96	N/A	N/A	N/A
AT&T, Davenport, IA	75,000	100	N/A	N/A	N/A	N/A
AT&T, Evansville, IN	102,530	100	N/A	N/A	N/A	N/A
AT&T, Joplin, MO	75,000	100	N/A	N/A	N/A	N/A
Aurora Commons, Aurora, IL	126,908	100	89	98	98	100
Bally's Total Fitness, St. Paul, MN	43,000	100	100	100	100	100
Baytowne Shoppes/Square, Champaign, IL	118,542	99(a)	99	98	98	88
Bergen Plaza, Oakdale, MN	262,720	91	88	97	98	98
Berwyn Plaza, Berwyn, IL	18,138	100	100	21	26	26
Big Lake Town Square, Big Lake, MN	67,858	98(a)	100	N/A	N/A	N/A
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	98	95	94	91	83
Burnsville Crossing, Burnsville, MN	97,310	89	99	99	99	100
Butera Market, Naperville, IL	67,632	100	100	100	100	97
Byerly's Burnsville, Burnsville, MN	72,365	96	96	96	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	96	96	96	95	100
Chestnut Court, Darien, IL	170,027	99	100	99	88	99
Circuit City, Traverse City, MI	21,337	0(a)	0	0	100	100
Cliff Lake Center, Eagan, MN	73,582	90(a)	96	100	100	97
Crystal Point, Crystal Lake, IL	339,898	100	100	100	100	N/A
Cub Foods, Arden Hills, MN	68,442	100	100	100	100	N/A
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	100	0
Cub Foods, Hutchinson, MN	60,208	0(a)	0	0	0	0
Cub Foods, Indianapolis, IN	67,541	0(a)	0	0	0	0
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	98	98	100	98	98
Deer Trace II, Kohler, WI	24,410	100	100	100	90	N/A
Delavan Crossing, Delavan, WI	60,930	100	N/A	N/A	N/A	N/A
Disney, Celebration, FL	166,131	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	0(a)	100	100	100	100
Dominick's, Hammond, IN	71,313	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100
Downers Grove Market, Downers Grove, IL	104,449	100	99	100	99	99
Eastgate Shopping Center, Lombard, IL	131,601	81(a)	85	84	88	93
Eckerd Drug Store, Chattanooga, TN	10,908	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	92(a)	97	99	100	99
Elmhurst City Center, Elmhurst, IL	39,090	100	100	100	97	97
Fashion Square, Skokie, IL	84,580	96	100	96	75	95
Fashion Square II, Skokie, IL	7,151	100	100	100	100	N/A
Four Flaggs, Niles, IL	306,661	74	95	99	99	81
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	92(a)	100	96	100	98
Golf Road Plaza, Niles, IL	26,109	86	95	99	83	68
Goodyear, Montgomery, IL	12,903	51(a)	100	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	54	100	100	100	100

Properties	Gross Leaseable Area	2007%	2006%	2005%	2004%	2003%

Greenfield Commons, Aurora, IL	32,258	100	N/A	N/A	N/A	N/A
Hartford Plaza, Naperville, IL	43,762	100	100	95	100	97
Hawthorn Village, Vernon Hills, IL	98,806	96	83	96	100	100
Hickory Creek Marketplace, Frankfort, IL	55,831	91	86	89	97	96
High Point Center, Madison, WI	86,004	70	78	94	92	89
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100
Home Goods Store, Coon Rapids, MN	25,145	100	100	100	N/A	N/A
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	8
Iroquois Center, Naperville, IL	140,981	98	95	99	65	69
Joliet Commons, Joliet, IL	158,922	92	100	100	100	100
Joliet Commons Ph II, Joliet, IL	40,395	100	100	79	79	100
Lake Park Plaza, Michigan City, IN	229,639	70(a)	72	72	74	73
Lansing Square, Lansing, IL	233,508	58(a)	88	89	99	99
Mallard Crossing, Elk Grove Village, IL	82,929	97	100	100	99	32
Mankato Heights, Mankato, MN	155,173	97(a)	99	97	100	98
Maple Grove Retail, Maple Grove, MN	79,130	91	97	97	97	97
Maple Park Place, Bolingbrook, IL	218,762	98(a)	100	97	100	71
Medina Marketplace, Medina, OH	72,781	98(a)	100	100	100	100
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	16,803	89	100	100	98	100
Nantucket Square, Schaumburg, IL	56,981	95	77	94	94	94
Naper West Ph II, Naperville, IL	50,000	73	73	89	85	85
Naper West, Naperville, IL	164,812	74(a)	88	73	73	73
Northgate Shopping Center, Sheboygan, WI	73,647	98	98	95	N/A	N/A
Oak Forest Commons, Oak Forest, IL	108,330	93	99	31	32	99
Oak Forest Commons Ph III, Oak Forest, IL	7,424	38	76	76	88	100
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	90(a)	91	92	94	100
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	100
Park Avenue Center, Highland Park, IL	64,943	67	67	29	0	100
Park Center Plaza, Tinley Park, IL	194,599	90	66	97	99	95
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	98
Park Square, Brooklyn Park, MN	137,109	94	94	50	55	54
Park St. Claire, Schaumburg, IL	11,859	35	100	100	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	99(a)	100	98	97	95
Plymouth Collection, Plymouth, MN	45,915	89(a)	100	100	100	100
Quarry Outlot, Hodgkins, IL	9,650	100	67	100	100	100
Quarry Retail, Minneapolis, MN	281,648	99	99	97	100	100
Riverdale Commons, Coon Rapids, MN	168,277	78(a)	100	100	100	100
Riverdale Commons Outlot, Coon Rapids, MN	6,566	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	94(a)	100	97	94	95
River Square Shopping Center, Naperville, IL	58,260	92	92	100	92	91
Rivertree Court, Vernon Hills, IL	298,862	97(a)	94	99	99	96
Rochester Marketplace, Rochester, MN	70,213	100	100	54	91	90
Rose Naper Plaza East, Naperville, IL	11,658	88	88	100	100	89
Rose Naper Plaza West, Naperville, IL	14,335	41	100	89	100	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100
Roundy's, Waupaca, WI	63,780	100	100	N/A	N/A	N/A
Salem Square, Countryside, IL	112,310	100	100	100	100	95
Schaumburg Plaza, Schaumburg, IL	61,485	92	91	91	91	97
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	100	100	100

Properties	Gross Leaseable Area	2007%	2006%	2005%	2004%	2003%

Shakopee Outlot, Shakopee, MN	12,285	100	N/A	N/A	N/A	N/A
Shakopee Valley, Shakopee, MN	146,430	99	99	100	100	100
Shannon Square, Shoppes, Arden Hills, MN	29,196	92(a)	84	100	N/A	N/A
Shingle Creek, Brooklyn Center, MN	39,456	91	98	73	82	85
Shops at Coopers Grove, Country Club Hills, IL	72,518	23	18	16	18	8
Shoppes at Grayhawk, Omaha, NB	227,350	93(a)	96	N/A	N/A	N/A
Shops at Orchard Place, Skokie, IL	165,141	94	95	98	89	92
Six Corners, Chicago, IL	80,650	97	97	97	72	96
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100
Springbrook Market, West Chicago, IL	78,158	100	100	0	0	0
St. James Crossing, Westmont, IL	49,994	88(a)	78	98	95	80
Staples, Freeport, IL	24,049	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	93	95	95	98	95
Terramere Plaza, Arlington Heights, IL	40,965	94	78	77	80	96
Townes Crossing, Oswego, IL	105,989	100	98	100	100	94
Tweeter, Schaumburg, IL	9,988	100	100	100	100	100
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	97	100
University Crossing, Mishawaka, IN	136,430	69(a)	92	100	98	88
V. Richard's Plaza, Brookfield, WI	107,952	97(a)	90	98	98	97
Verizon Wireless, Joliet, IL	4,504	100	100	100	100	100
Village Ten, Coon Rapids, MN	211,472	98	98	98	98	98
Walgreens, Decatur, IL	13,500	0(a)	0	0	100	100
Walgreens, Jennings, MO	15,120	100	100	100	100	100
Wauconda Crossing, Wauconda, IL	90,290	99	99	N/A	N/A	N/A
Wauconda Shopping Center, Wauconda, IL	31,037	76	31	100	100	100
West River Crossing, Joliet, IL	32,452	96	96	100	95	91
Western & Howard, Chicago, IL	11,974	100	83	83	100	100
Wilson Plaza, Batavia, IL	11,160	88	88	88	78	100
Winnetka Commons, New Hope, MN	42,415	85(a)	87	78	89	65
Wisner/Milwaukee Plaza, Chicago, IL	14,677	72	55	100	100	100
Woodfield Plaza, Schaumburg, IL	177,160	99	99	94	94	91
Woodland Commons, Buffalo Grove, IL	170,398	95(a)	91	97	99	89
Woodland Heights, Streamwood, IL	120,436	94	93	93	87	86
Sub-total	11,203,472

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of December 31, 2007, 2006, 2005, 2004 and 2003.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leaseable Area	2007%	2006%	2005%	2004%	2003%

Algonquin Commons, Algonquin, IL	562,218	88(a)	97	N/A	N/A	N/A
Apria Healthcare, Schaumburg, IL	40,906	100	N/A	N/A	N/A	N/A
Chatham Ridge, Chicago, IL	175,754	67(a)	69	99	95	100
Cobbler Crossing, Elgin, IL	102,643	97	99	94	96	97
FMC Technologies, Houston, TX	462,717	100	N/A	N/A	N/A	N/A
Forest Lake Marketplace, Forest Lake, MN	93,853	100	100	100	98	92
Greentree Center & Outlot, Caledonia, WI	169,268	97	97	94	N/A	N/A
Mapleview, Grayslake, IL	114,804	94	92	93	N/A	N/A
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100
Orland Park Place, Orland Park, IL	599,664	99	94	93	N/A	N/A
Rainbow Foods, West St. Paul, MN	61,712	100	N/A	N/A	N/A	N/A
Randall Square, Geneva, IL	216,485	99	99	100	100	97
Ravinia Plaza, Orland Park, IL	101,384	96(b)	81	N/A	N/A	N/A
Regal Showplace Center, Crystal Lake, IL	88,400	100	100	96	N/A	N/A
Shoppes of Mill Creek, Palos Park, IL	102,422	97(a)	99	99	100	100
Southshore Shopping Center, Boise, ID	113,700	0	N/A	N/A	N/A	N/A
Thatcher Woods, River Grove, IL	193,313	97	98	98	99	98
Woodfield Commons-East/West, Schaumburg, IL	207,452	95(a)	99	90	92	100
Sub-total	3,523,695

Grand Total	14,727,167

(a)

We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 69% to 100% at December 31, 2007, for each of these centers.

(b)

In connection with the purchase of several investment properties, we, from time to time, receive payments under master lease agreements covering space vacant at the time of acquisition.  The payments will be made to us for a period ranging from one to two years from the date of acquisition of the property or until the vacant space is leased and tenants begin paying rent.  U.S. generally accepted accounting principles ("U.S. GAAP") require us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2007, the Company had one investment property, Ravinia Plaza, located in Orland Park, Illinois subject to master lease agreements.

Item 3.  Legal Proceedings

We are not party to, and none of our properties is subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

(In this Part II disclosure, all amounts are presented in thousands, except per share data and square footage amounts)

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

Market Information

As of February 27, 2008, there were 5,465 stockholders of record of our common stock.  Our shares have been listed on the New York Stock Exchange since June 9, 2004 under the symbol IRC.  During the years ended December 31, 2007 and 2006, we paid distributions equal to $0.98 and $0.96, respectively per share, per annum.  The distribution was paid on a monthly basis equal to the pro rata share of the per annum distribution.  The following table sets forth, for the periods indicated, the high and low sales prices for our shares on the New York Stock Exchange.

For the Quarter Ended	High	Low

December 31, 2007	$16.43	13.50
September 30, 2007	17.49	14.11
June 30, 2007	19.32	16.50
March 31, 2007	21.14	17.69

December 31, 2006	$19.88	17.10
September 30, 2006	18.18	14.50
June 30, 2006	16.40	12.70
March 31, 2006	16.63	14.11

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information, as of December 31, 2007, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders:
2005 Equity Award Plan	60	$16.86	2,440

Equity compensation plans not approved by stockholders
Independent Director Stock Option Plan (a)	20	12.96	-
Restricted stock awards to employees (b)	18	12.93	-

Total	98	15.32	2,440

(a)

We adopted the Independent Director Stock Option Plan concurrently with the commencement of our first offering in 1994.  A total of 50 shares were authorized and reserved for issuance under this plan.  Only non-employee directors were eligible to participate in this plan.  As of December 31, 2007, options to purchase all 50 authorized shares were issued, of which 30 were exercised.

(b)

These shares were issued pursuant to employment contracts with certain of our officers.  Restricted stock awards were designed to provide long-term incentives to these executive officers.

Reference is made to Notes 6 and 14 to the financial statements in Item 8 of the Annual Report for a discussion of our compensation plans.

Performance Graph

The graph below compares the cumulative total return on our common stock for the last five fiscal years, with the cumulative total return on the Standard & Poor's 500 Stock Index ("S&P 500") and with the FTSE NAREIT Equity REIT Index over the same period (assuming the investment of $100 in our common stock, the S&P 500 Index and the FTSE NAREIT Equity REIT Index on December 31, 2002, and the reinvestment of all dividends).

	2002	2003	2004	2005	2006	2007

Inland Real Estate Corporation	100.00	109.38	188.78	186.32	250.41	200.67
S&P 500	100.00	128.70	142.69	149.69	173.34	182.86
FTSE NAREIT Equity	100.00	137.13	180.43	202.38	273.34	230.45

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

In order to maintain our status as a REIT, we must distribute at least 90% of our "REIT taxable income," to our stockholders.  REIT taxable income is defined as taxable income excluding the deduction for distributions paid and net capital gains.  For the years ended December 31, 2007 and 2006, our "REIT taxable income" was $63,034 and $54,864, respectively.  We declared monthly cash distributions to stockholders totaling $63,824 and $64,491 or $0.98 and $0.96 on an annual basis per share for the years ended December 31, 2007 and 2006, respectively.  Future distributions are determined by our board of directors.  We expect to continue paying monthly cash distributions to maintain our status as a REIT.  We annually notify our stockholders of the taxability of distributions paid during the proceeding year.  The following table sets forth the taxability of distributions, on a per share basis, paid in 2007 and 2006:

	2007 (a)	2006 (b)

Ordinary income	$0.917	0.827
Non-taxable return of capital	0.008	0.127
Unrecaptured Section 1250 gains	0.019	-
Long-term capital gains	0.050	0.006
Qualified dividends	0.038	0.016

(a)

The December distribution declared on December 17, 2007, with a record date of December 31, 2007 and payment date of January 17, 2008, is reportable for tax purposes in 2008 and is not reflected in the 2007 allocation.

(b)

The December distribution declared on December 19, 2006, with a record date of January 2, 2007 and payment date of January 17, 2007, is reportable for tax purposes in 2007 and is not reflected in the 2006 allocation.

Issuer Purchases of Equity Securities

The Company did not purchase equity securities during the year ended December 31, 2007.

Item 6.  Selected Financial Data

INLAND REAL ESTATE CORPORATION
For the years ended December 31, 2007, 2006, 2005, 2004, and 2003
(In thousands, except per share data)

The following table sets forth Selected Consolidated Financial Data on a historical basis for the five years ended December 31, 2007.  This information should be read in conjunction with the consolidated financial statements (including notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.  This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements.

	2007	2006	2005	2004	2003

Total assets	$1,321,319	1,269,161	1,188,999	1,207,092	1,280,656
Mortgages payable	606,680	622,280	602,817	596,125	615,512
Total revenues	189,359	178,235	180,207	188,417	172,328
Income from continuing operations	41,069	38,122	44,736	43,034	39,444
Net income available to common stockholders	43,816	45,184	47,255	49,374	41,866
Net income per common share, basic and diluted	0.67	0.67	0.70	0.74	0.64
Total distributions declared	63,824	64,491	64,212	62,618	61,166
Distributions per common share	0.98	0.96	0.95	0.94	0.94
Cash flows provided by operating activities	84,378	83,771	86,128	86,118	80,098
Cash flows used in investing activities	(150,752)	(115,936)	(40,500)	(54,059)	(87,060)
Cash flows provided by (used in) financing activities	57,183	32,930	(54,332)	(54,939)	43,916

Weighted average common shares outstanding, basic	65,281	67,154	67,244	66,454	65,064
Weighted average common shares outstanding, diluted	65,346	67,223	67,298	66,504	65,068

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

•

a discussion of our consolidated balance sheets and consolidated statements of cash flows and how the changes in balance sheet and cash flow items from year to year impact our liquidity and capital resources; and

•

a discussion of our results of operations, including changes in funds from operations ("FFO") from year to year and a discussion of the impact that inflation may have on our results.

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

We are now permitted to participate in certain activities from which we were previously precluded in order to maintain our qualifications as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries (“TRS”) under the Code. In 2005, we formed a TRS, Inland Venture Corporation (“IVC”), to be a partner in many of our unconsolidated joint ventures.  As such, we are subject to federal and state income taxes on the income we receive from the activities of IVC. The provision for income tax relates to the taxable income of IVC and represents an effective federal and state income tax rate of 38%.

Executive Summary

We are an owner/operator of neighborhood, community, power, lifestyle and single tenant retail centers.   We are a self-administered REIT incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  As of December 31, 2007, we owned interests in 152 investment properties, including those owned through our unconsolidated joint ventures.

Essentially all of our revenues and cash flows are generated by collecting rental payments from our tenants.  Our goal is to continue increasing our revenues by acquiring additional investment properties and re-leasing those spaces that are vacant, or may become vacant, at existing properties, at more favorable rental rates.  During the year ended December 31, 2007, we executed 92 new and 219 renewal leases, aggregating approximately 1,189,000 square feet.  The 92 new leases comprise approximately 294,000 square feet with an average rental rate of $19.58 per square foot, a 30.3% increase over the average expiring rate.  The 219 renewal leases comprise approximately 895,000 square feet with an average rental rate of $15.75 per square foot, a 20.0% increase over the average expiring rate.  During 2008, there are 230 leases expiring which comprise approximately 1,051,000 square feet and account for approximately 6.9% of our annualized base rent.  We will attempt to renew or re-lease these spaces at more favorable rental rates to provide increased cash flows.  We believe we have significant acquisition opportunities due to our reputation and our concentration of properties in the Chicago and Minneapolis-St. Paul metropolitan areas.  We will use cash provided by our Dividend Reinvestment Plan, draws on our line of credit and earnings we retain that are not distributed to our stockholders to continue purchasing additional investment properties.  Additionally, we believe we have the ability to obtain financing proceeds of at least $119,823 from 37 currently unencumbered investment properties.  However, our outstanding debt may be limited under our KeyBank line of credit covenants, which may limit our ability to borrow funds.

Our largest expenses relate to the operation of our properties as well as the interest expense on our mortgages payable and other debt obligations.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.  Pursuant to the lease agreements, tenants of the property are required to reimburse us for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property.

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental measure to compare our performance and operations to that of other REITs.  Due to certain unique operating characteristics of real estate companies, NAREIT, an industry trade group, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives payable by us to certain executives, based on our performance.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.

We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance.  EBITDA is defined as earnings (losses) from operations, calculated in accordance with U.S. GAAP, excluding: (1) interest expense; (2) income tax benefit or expenses; (3) depreciation and amortization; and (4) gains (losses) on non-operating property.   By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and capital structure.  By excluding depreciation and amortization expense, we believe we can more accurately assess the performance of our portfolio.  Because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements, it neither reflects the amount of capital needed to maintain our properties nor reflects trends in interest costs due to changes in interest rates or increases in borrowing.  EBITDA should be considered only as a supplement to net earnings and may be calculated differently by other equity REITs.

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

Development Joint Ventures

For ground-up developments, we are utilizing a disciplined partnership strategy that diversifies our risk.  We believe that our in place development joint ventures are a productive use of our capital, providing accretive stabilized returns on development cost.  We believe the joint ventures we have formed with five established development teams are capital efficient, provide attractive returns, and provide us with the option to acquire finished assets at a discount to the current market cap rate or sell them for a profit.

•

TMK Development – Land sales, at Savannah Crossing (zoned for 260,000 square feet of retail space), located in Aurora, Illinois, to Wal-Mart and a home developer enabled us to quickly recoup all of our initial investment, leaving the rest of the land free and clear for development.  We completed a pad sale to Fifth Third bank in January 2008.  Wal-Mart and Walgreen's stores anchor the center and both are scheduled to open for business in the first half of 2008.  Two multi-tenant buildings are also near completion and are already significantly leased.

•

North American Real Estate - The North Aurora Towne Centre (zoned for 805,000 square feet of retail space), located in North Aurora, Illinois, surrounds an existing center anchored by Target and JC Penney's. We have signed leases for several spaces in the multi-tenant buildings completed in 2007 and leases with La Z Boy and Best Buy for build-to-suits, with stores opening in 2008.  We are currently negotiating land parcel sales to retailers and have signed letters of intent from several potential tenants at this location. Phases one and two of the development are scheduled for completion in 2009 and Phase III is expected to be finished by year end 2010.

•

Tucker Development Corporation - The Shops at Lakemoor (zoned for 535,000 square feet of retail space), located in Lakemoor, Illinois, is surrounded by well-established communities that we believe are currently "under-retailed."  We are currently negotiating letters of intent with a big-box anchor and a number of junior box anchors for this development.

•

Pine Tree Institutional Realty - We now have three development projects with this partner; Southshore Shopping Center in Boise, Idaho; Orchard Crossings in Fort Wayne, Indiana; and Lantern Commons in Westfield, Indiana.

o

Southshore Shopping Center is located next to a thriving Albertson's anchored center and is a former K-Mart that is being re-developed into a mix of retail spaces.  We are currently negotiating letters of intent with three national retailers.  The target completion date for this redevelopment is late 2009.

o

Orchard Crossing (zoned for 275,000 square feet of retail space) is located in Fort Wayne, Indiana.  In 2007, we completed a land sale of approximately 11 acres for $4.5 million to Target Corporation.  In addition, we have a signed lease with Gordman's for a 50,000 square foot build-to-suit at this location and letters of intent on another 40,000 square feet have been received from other retailers.  We expect to complete this development by the first half of 2009.

o

Lantern Commons (zoned for 450,000 square feet of retail space) is located in Westfield, Indiana, which is a suburb of Indianapolis.  This is our newest acquisition with Pine Tree.  We expect to develop 438,000 square feet of multi-tenant retail space plus free-standing out parcels for sale or ground lease. We are already negotiating letters of intent with two national retailers to anchor the center and have received indications of interest from at least five junior anchors.

•

Paradise Development Group - Tuscany Village (zoned for 350,000 square feet of retail space) is located in the Orlando area.  We are currently negotiating land sales contracts with a national discount grocer and two restaurant chains.  Two other national retailers are considering anchoring the project and we are negotiating letters of intent with a handful of junior box anchors.  The target completion date for this project is late 2009.

Acquisitions and Dispositions

During the years ended December 31, 2007 and 2006, we completed the following acquisitions and dispositions:

Investment property acquisitions during the year ended December 31, 2007 and 2006:

Date	Property	City	State	GLA Sq.Ft.	Purchase Price	Cap Rate	Financial Occupancy at time of Acquisition

12/27/07	AT&T (a)	Davenport	IA	75,000	$15,500	7.11%	100%
12/27/07	AT&T (a)	Evansville	IN	102,530	15,816	7.11%	100%
12/27/07	AT&T (a)	Joplin	MO	75,000	13,000	7.11%	100%
10/19/07	Greenfield Commons (a)	Aurora	IL	32,258	6,000	7.28%	100%
08/31/07	Orland Park Place Outlots	Orland Park	IL	37,010	10,871	6.16%	100%
05/18/07	Rainbow Foods (a)	West St. Paul	MN	61,712	6,850	6.85%	100%
05/02/07	Apria Healthcare (a)	Schaumburg	IL	40,906	8,200	7.60%	100%
05/01/07	Delavan Crossing (a)	Delavan	WI	60,930	9,625	6.91%	100%
03/29/07	FMC Technologies (a)	Houston	TX	462,717	65,000	6.40%	100%
01/30/07	Best Buy (a)	Burbank	IL	71,113	10,100	6.79%	100%
12/14/06	Apache Shoppes	Rochester	MN	60,780	11,293	7.01%	96%
10/26/06	Ravinia Plaza (b)	Orland Park	IL	101,384	18,117	7.11%	81%
08/31/06	Wauconda Crossing	Wauconda	IL	90,920	13,950	8.41%	99%
03/28/06	Pick 'n Save	Waupaca	WI	63,780	8,125	8.70%	100%
02/15/06	Algonquin Commons (b)	Algonquin	IL	560,433	154,000	6.70%	99%
02/07/06	The Shoppes at Grayhawk	Omaha	NE	227,350	27,067	6.70%	99%
01/11/06	Honey Creek Commons	Terre Haute	IN	179,100	23,782	6.70%	100%
01/09/06	Big Lake Town Square	Big Lake	MN	67,835	9,985	7.73%	100%

				2,370,758	$427,281

(a)

These properties were acquired through our joint venture with IREX.

(b)

The property was acquired through our joint venture with NYSTRS.

Development property acquisitions during the year ended December 31, 2007 and 2006:

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Purchase Price

12/21/07	Lantern Commons	Pine Tree Institutional Realty, LLC	Westfield	IN	63	$16,691
09/27/07	Southshore Shopping Center	Pine Tree Institutional Realty, LLC	Boise	ID	7	5,000
09/10/07	North Aurora Town Centre Phase III	North American Real Estate	North Aurora	IL	63	23,000
05/14/07	Shops at Lakemoor	Tucker Development Corporation	Lakemoor	IL	74	27,545
04/02/07	Orchard Crossing	Pine Tree Institutional Realty, LLC	Ft. Wayne	IN	32	11,945
02/23/07	Tuscany Village	Paradise Development Group, Inc.	Clermont	FL	53	12,326
08/30/06	North Aurora Town Centre	North American Real Estate	North Aurora	IL	26	9,200
06/06/06	North Aurora Town Centre	North American Real Estate	North Aurora	IL	31	18,000
03/31/06	Vacant Lot 6 (Shakopee Valley)	N/A	Shakopee	MN	2	848
01/05/06	Savannah Crossing	TMK Development, Inc	Aurora	IL	56	8,364

					407	$132,919

Investment property dispositions during the year ended December 31, 2007 and 2006:

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain/Loss on Sale

12/27/07	Maple Plaza	Downers Grove	IL	31,196	$4,250	$1,283
09/24/07	Best Buy (b)	Burbank	IL	71,113	11,495	-
05/11/07	Springhill Fashion Center	West Dundee	IL	125,198	9,312	1,223
04/27/07	Honey Creek Commons (a) (b)	Terra Haute	IN	179,100	26,416	172
09/12/06	Regency Point	Lockport	IL	54,841	8,300	3,883
06/14/06	Bakers Shoes	Chicago	IL	20,000	3,250	2,323
04/27/06	Sears	Montgomery	IL	34,300	2,700	6
02/22/06	Crestwood Plaza	Crestwood	IL	20,044	1,425	(195)

				535,792	$67,148	$8,695

(a)

This property was contributed to our joint venture with IREX and the gain shown relates to our contribution of the property to the joint venture.  The gain is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.

(b)

This property is included as a disposition as all of the TIC interests have been sold through our joint venture with IREX.

Development property dispositions during the year ended December 31, 2007 and 2006:

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Sales Price

11/16/07	Orchard Crossing	Pine Tree Institutional Realty, LLC	Ft. Wayne	IN	11	$4,500
03/07/07	Savannah Crossing	TMK Development, Inc	Aurora	IL	25	5,443
01/13/06	Savannah Crossing	TMK Development, Inc	Aurora	IL	15	2,789

					51	$12,732

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

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and, if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  During the year ended December 31, 2007, the Company recorded an impairment loss of $362 related to a 13,500 square foot single-user retail center located in Decatur, Illinois.  No such losses were required or recorded in the accompanying financial statements as of and for the years ended December 31, 2006 and 2005.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as a component of amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of December 31, 2007, we had not allocated any amounts to customer relationships.

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

If all of the above criteria are met, we classify the asset as held for sale.  On the day that these criteria are met, we suspend depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented.

Recognition of Rental Income and Tenant Recoveries.  Under U.S. GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as "straight-lining" rent, generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase to both deferred rent receivable and rental income in the accompanying consolidated financial statements.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease to both deferred rent receivable and rental income in the accompanying consolidated financial statements.  In accordance with Staff Accounting Bulletin 101, we defer recognition of contingent rental income, such as percentage/excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectibility of outstanding receivables.  Allowances are taken for those balances that we have reason to believe will be uncollectible, including any amounts relating to straight-line rent receivables.  Amounts deemed to be uncollectible are written off.

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

In instances where we are not the primary beneficiary of a variable interest entity or we do not control the joint venture, we use the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations is reflected as equity in earnings of unconsolidated joint ventures on our consolidated statements of operations and other comprehensive income.  Additionally, our net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

Investment in Securities.  We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2007 and 2006 consists of preferred and common stock investments that are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," or SFAS No. 115 and EITF 03-1, The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments, for an impaired security we consider whether we have the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee.

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at December 31, 2007 and 2006 were $18,378 and $27,569, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during 2007, 2006 and 2005.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  We believe that the risk is not significant, as we do not anticipate the financial institutions' non-performance.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), our draws on the line of credit with KeyBank N.A., which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  Our line of credit with KeyBank N.A. matures on April 22, 2008.  This line of credit has a one year extension option.  As of December 31, 2007, we had approximately $50,000 available under our $150,000 line of credit. If necessary, such as for new acquisitions, we believe we can generate cash flow by entering into financing arrangements or joint venture agreements with institutional investors.  During the year ended December 31, 2006, we issued $180,000 aggregate principal amount of 4.625% convertible notes due in 2026.  Net proceeds from the convertible notes were used to pay down our line of credit with KeyBank N.A. by $120,000 and we also repurchased 2,776 shares of our common stock at a price equal to $18.01 per share (approximately $50,000 in the aggregate).  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties, joint venture commitments and to repay draws on the line of credit.

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

We invest in marketable securities of other REITs as well as non-REIT entities.  We had investments in securities of $18,074 at December 31, 2007, consisting of preferred and common stock investments.  During the year ended December 31, 2007, we recorded accumulated other comprehensive loss of $3,707 related to these securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the year ended December 31, 2007 and 2006, we realized gains on sale of $150 and 479, respectively.  Additionally, during the year ended December 31, 2007, the Company realized a loss of $240 related to a decline in value of certain investment securities which were determined to be other than temporary.  The overall stock market and REIT stocks have declined over the last few months and although these investment have generated both current income and gain on sale during the year ended December 31, 2007, there is no assurance that existing or future investments will generate any income or gains due to economic uncertainties that may occur in the future and they may generate a loss.  Declines in the value of our investment securities may also impact our ability to borrow on margin in the future.

As of December 31, 2007, we owned interests in 152 investment properties, including those owned through our unconsolidated joint ventures.  Of the 152 investment properties owned, 37 are currently unencumbered by any indebtedness.  These 37 investment properties are wholly owned by us and are consolidated.  We generally limit our secured indebtedness to approximately 50% of the original purchase price, or current market value if higher, of the investment properties in the aggregate.  These 37 unencumbered investment properties were purchased for an aggregate purchase price of approximately $239,646 and we believe they would yield at least $119,823 in additional cash from financing, using this standard, assuming we are able to borrow using these properties as collateral and with acceptable terms and conditions.  However, our outstanding debt may be limited under our KeyBank line of credit covenants, which may limit our ability to borrow funds.  In the aggregate, all of our 152 investment properties are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $0.98 per share on an annual basis.

As of December 31, 2007, the required future principal payments, monthly principal amortization and maturities, on our mortgages payable, line of credit and convertible notes over the next five years and thereafter are as follows:

2008 (a) (b)	$195,734
2009	47,383
2010	195,841
2011 (c)	280,573
2012	93,557
Thereafter	73,592

Total	$886,680

(a)

Included in the debt maturing during 2008 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2007, we were in compliance with such covenants.

(b)

Approximately $95,734 of the Company's mortgages payable mature during 2008.  The Company intends to replace these loans with new debt at market terms.

(c)

Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed.

The following table summarizes our consolidated statements of cash flows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Net cash provided by operating activities	$84,378	83,771	86,128

Net cash used in investing activities	$(150,752)	(115,936)	(40,500)

Net cash provided by financing activities	$57,183	32,930	(54,332)

Statements of Cash Flows

2007 Compared to 2006

Net cash provided by operating activities during the year ended December 31, 2007 increased $607, as compared to the year ended December 31, 2006.  The increase in cash was from operations generated by properties acquired during 2007 and 2006, subsequent to their acquisitions.  This increase is offset by the payment of larger common area maintenance expenses on our investment properties due primarily to increased snow removal costs incurred during the year ended December 31, 2007, as compared to the year ended December 31, 2006.

Net cash used in investing activities increased $34,816 as we acquired ten investment properties, of which nine were for our joint venture with IREX, during the year ended December 31, 2007 at a cost of $156,690 and completed $16,066 in additions to our investment properties, as compared to the acquisition of six investment properties during the year ended December 31, 2006 at a cost of $85,931 and the completion of $25,266 in additions to our investment properties.  Additionally, we increased our investment in unconsolidated joint ventures by $34,090, primarily for the purchase of vacant land through our development joint ventures and paid approximately $2,040 for the purchase of computers and software.  Certain payments for computers and software were made to affiliates of The Inland Group, Inc. for development and implementation support.  Offsetting this increase in cash used is proceeds received during 2007 for the sale of our interest in one of our unconsolidated joint ventures, the sale of vacant land parcels through other unconsolidated joint ventures and additional distributions from our unconsolidated joint venture activities.  Additionally, we received $39,692 from the sale of tenant in common ("TIC") interests of properties owned through our joint venture with IREX.

Net cash provided by financing activities during the year ended December 31, 2007 increased $24,253, as compared to the year ended December 31, 2006.  The increase in cash provided by financing activities is primarily due to net loan proceeds of $37,677 and net proceeds from our line of credit of $72,000, as compared to net loan proceeds of $24,245 and a repayment on our line of credit of $37,000 during the year ended December 31, 2006.  Additionally, we received $4,761 more in proceeds from our DRP during the year ended December 31, 2007.  This increase is offset by proceeds received in 2006 for the issuance of our convertible notes.  A portion of these proceeds were used to repurchase shares of our common stock and to pay down our line of credit.  Additionally, we used less cash in 2007 to repurchase minority interest units.

2006 Compared to 2005

Cash provided by operating activities during the year ended December 31, 2006 decreased $2,357, as compared to the year ended December 31, 2005.  In 2005, the cash provided by operating activities was impacted by the receipt of a one-time lease termination fee in the amount of $6,100 from Dominick's Finer Food to terminate its lease at the Highland Park location received during the year ended December 31, 2005.  This fee is included in lease termination income on our consolidated statements of operations and other comprehensive income for the year ended December 31, 2005.  This decrease in cash provided by operating activities is partially offset by cash flows from operations generated by properties acquired during 2006 and 2005, subsequent to the dates of their acquisitions and distributions received from the operations of our joint ventures.

Net cash used in investing activities increased by $75,436 as we acquired six investment properties during the year ended December 31, 2006 at a cost of $85,931, completed $25,266 in additions to our investment properties and generated $27,901 of disposition proceeds, as compared to the acquisition of six investment properties during the year ended December 31, 2005 at a cost of $82,391, additions to our investment properties totaling $17,799 and generating $69,134 of disposition proceeds.  During the year ended December 31, 2006, we invested approximately $20,000 to purchase land and one investment property in our joint ventures.  Cash used in investing activities also increased due to an increase in our mortgages receivable.  The increase in mortgages receivable is due to additional draws on our receivable from Tri-Land Properties, Inc. as well as from our 25% participation in a note receivable with Inland American Real Estate Trust, Inc., an entity formed and sponsored by an affiliate of The Inland Group, Inc.  Additionally, we received less cash distributions from our joint ventures and used less cash to purchase investment securities during the year ended December 31, 2006, as compared to the year ended December 31, 2005.

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

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of the year ended December 31, 2007:

Contractual Obligations	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$606,680	95,734	343,797	151,000	16,149
Line of Credit	100,000	100,000	-	-	-
Convertible Notes (a)	180,000	-	180,000	-	-
Office Lease	1,232	411	821	-	-
Interest Expense (b)	261,455	40,220	78,680	39,138	103,417

(a)

Our convertible notes issued during 2006 mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed.

(b)

Interest expense on the convertible notes was calculated through the first date at which we are able to call the notes.

Results of Operations

This section describes and compares our results of operations for the three years ended December 31, 2007, 2006 and 2005, respectively.  At December 31, 2007, we had ownership interests in 33 single-user properties, 70 Neighborhood Centers, 20 Community Centers, 28 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same twelve month periods during each year.  A total of 121 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.2 million square feet.  A total of 15 investment properties, those that have been acquired during the years ended December 31, 2007, 2006 and 2005 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 68% of the square footage under management at December 31, 2007.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.

Net income available to common stockholders and net income available to common stockholder per weighted average common share for the years ended December 31, 2007, 2006 and 2005 are summarized below:

	2007	2006	2005

Net income available to common stockholders	$43,816	45,184	47,255

Net income available to common stockholders per weighted average common shares – basic and diluted	$0.67	0.67	0.70

Weighted average number of common shares outstanding – basic	$65,281	67,154	67,244

Weighted average number of common shares outstanding – diluted	$65,346	67,223	67,298

Net income decreased $1,368 for the year ended December 31, 2007, as compared to the year ended December 31, 2006.  Net income for the year ended December 31, 2006 was impacted by gains on sale of investment properties that exceeded gains during the year ended December 31, 2007 by $3,511.  Additionally interest expense for the year ended December 31, 2007 increased compared to the year ended December 31, 2006 due primarily to interest on our convertible notes.  The decreases in net income for the year ended December 31, 2007 are partially offset by increases in fee income, gain on sale of joint venture interests and vacant land from our unconsolidated joint ventures.

Net income also decreased for the year ended December 31, 2006, as compared to the year ended December 31, 2005.  The decrease in net income is primarily due to additional non-cash depreciation and amortization expense on a larger portfolio of properties.  Additionally, the decrease is due to a large one-time lease termination fee received during the year ended December 31, 2005 in comparison to minimal fees received during the year ended December 31, 2006.

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the years ended December 31, 2007, 2006 and 2005 along with reconciliation to income from continuing operations, calculated in accordance with U.S. GAAP.

	Year ended December31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Rental income and tenant recoveries:
"Same store" investment properties, 121 properties
Rental income	$118,955	118,755	117,646
Tenant recovery income	48,001	44,654	45,016
Other property income	3,229	1,168	481
"Other investment properties"
Rental income	10,932	7,710	5,612
Tenant recovery income	2,776	1,809	1,806
Other property income	72	3	6,107
Total rental income and tenant recoveries	$183,965	174,099	176,668

Property operating expenses:
"Same store" investment properties, 121 properties
Property operating expenses	$24,018	18,696	20,612
Real estate tax expense	29,923	30,859	29,796
"Other investment properties"
Property operating expenses	1,380	1,009	1,233
Real estate tax expense	1,573	1,104	1,316
Total property operating expenses	$56,894	51,668	52,957

Property net operating income
"Same store" investment properties	$116,244	115,022	112,735
"Other investment properties"	10,827	7,409	10,976
Total property net operating income	$127,071	122,431	123,711

Other income:
Straight-line income	551	1,008	580
Amortization of lease intangibles	457	653	948
Other income	5,151	5,696	3,087
Fee income from unconsolidated joint ventures	4,386	2,475	2,011
Gain on sale of investment properties	174	617	68
Gain on extinguishment of debt	319	-	-
Gain on sale of joint venture interest	2,925	-	-

Other expenses:
Income tax expense of taxable REIT subsidiary	(633)	-	-
Bad debt expense	(1,104)	(855)	(1,237)
Depreciation and amortization	(42,381)	(40,777)	(39,055)
Provision for asset impairment	(362)	-	-
General and administrative expenses	(11,903)	(10,722)	(9,066)
Interest expense	(47,970)	(44,413)	(40,052)
Minority interest	(444)	(864)	(850)
Equity in earnings of unconsolidated joint ventures	4,832	2,873	4,591

Income from continuing operations	$41,069	38,122	44,736

On a "same store" basis (comparing the results of operations of the investment properties owned during the year ended December 31, 2007, with the results of the same investment properties owned during the year ended December 31, 2006), property net operating income increased by $1,222 with total rental income, tenant recovery income and other property income increasing by $5,608 and total property operating expenses increasing by $4,386.

Total rental income, tenant recovery income and other property income for the years ended December 31, 2007 and 2006 were $183,965 and $174,099, respectively.  The primary reasons for the increase in rental and additional rental income for the year ended December 31, 2007, as compared to the year ended December 31, 2006 was positive leasing spreads on our "same store" properties and income received on our "other investment properties."  Additionally, tenant recovery income and other property income increased during 2007.  Tenant recovery income increased as a result of higher property operating expenses during 2007.  Other property income is comprised of lease termination fees, late fees and costs recovered on expenses directly related to specific tenants.

In comparing the results of operations from the "same store" properties during the year ended December 31, 2006 and 2005, property net operating income increased by $2,287 with total rental income, tenant recovery income and other property income increasing by $1,434 and total property operating expenses decreasing by $853.

Total rental income, tenant recovery income and other property income for the years ended December 31, 2006 and 2005 were $174,099 and $176,668, respectively.  The primary reason for this decrease in income was the receipt of a lease termination fee of $6,100 from Dominick's Finer Foods with respect to the lease at their location in Highland Park, Illinois, in 2005.  Partially offsetting this decrease in income are increases as a result of positive leasing spreads on our "same store" properties and income received on our "other investment properties."

The following table presents our top ten tenants based on percentage of total square footage, along with their respective annual base rent, percentage of annual base rent and approximate receivable balance as of December 31, 2007:

Tenant Name (a)	Percentage of Total Square Footage	Annual Base Rent	Percentage of Annual Base Rent	Receivable Balance at December 31, 2007

Supervalue Inc.	6.93%	$10,681	5.86%	$390
Dominick's Finer Foods	4.02%	7,027	3.86%	389
TJX Companies, Inc.	3.27%	4,255	2.34%	(42)
FMC Technologies	3.11%	4,160	2.28%	-
Roundy's	2.96%	4,295	2.36%	10
K-Mart	2.50%	1,434	0.79%	25
Petsmart	1.79%	3,452	1.90%	108
Kohl's Department Stores	1.73%	2,102	1.15%	6
Kroger	1.58%	1,794	0.98%	141
Office Depot	1.48%	2,547	1.40%	364

Total	29.37%	$41,747	22.92%	$1,391

(a)  The table above includes properties owned through our unconsolidated joint ventures.

In February 2008, Wickes Furniture, a tenant at five of our investment properties filed for bankruptcy and intends to liquidate.  Two of the locations are at investment properties owned through our unconsolidated joint ventures.  One location in Minnesota closed in 2007 and the other four Illinois locations are still open.  Wickes Furniture represented approximately one percent of our total base rent in 2007.  We are actively marketing these spaces to re-lease them if vacated by the tenant in a timely fashion in order to limit the potential lost revenues.

Total property operating expenses for the year ended December 31, 2007 and 2006 were $56,894 and $51,668, respectively.  The primary reason for the increase in these expenses is due to higher snow removal costs in both the first and fourth quarters of 2007, as compared to 2006.  Additionally, payroll and other payroll related items as well as expenses recovered directly from specific tenants increasing during the year ended December, 31, 2007, as compared to the year ended December 31, 2006.

Total property operating expenses for the year ended December 31, 2006 and 2005 were $51,668 and $52,957, respectively.  The primary reason for the decrease is a decrease in common area and grounds maintenance expenses on our "same store" portfolio of properties.  The decrease is due in most part to lower snow removal costs in 2006, as compared to 2005.  Additionally, during the year ended December 31, 2006, we entered into an agreement with a limited liability company formed as an insurance association captive in order to reduce our premium paid for our annual insurance policies.

General and administrative expenses increased $1,181 for the year ended December 31, 2007, as compared to the year ended December 31, 2006.  This increase is due to an increase in salaries and other payroll related items, bonuses, data processing costs and costs incurred on potential transactions that we are no longer pursuing.  Additionally, our conference expenses were higher during the year ended December 31, 2007, as compared to the year ended December 31, 2006 due to additional costs for the annual International Council of Shopping Centers convention (an industry trade show), which included more space to accommodate our new booth.

General and administrative expenses increased approximately $1,656 for the year ended December 31, 2006, as compared to the year ended December 31, 2005.  This increase is due primarily to an increase in salaries and other payroll related items, board of director fees and professional fees related to acquisition activity during 2006.

Other income decreased $545 for the year ended December 31, 2007, as compared to the year ended December 31, 2006.  This is due to a decrease in dividend income and gains on sale of our investment securities.

Other income increased $2,609 for the year ended December 31, 2006, as compared to the year ended December 31, 2005.  Interest income on our mortgages receivable increased due to higher outstanding balances on our loan to Tri-Land Properties, Inc. as well as income received on our 25% participation in a note receivable from Inland American Real Estate Trust, Inc., an entity formed and sponsored by an affiliate of The Inland Group, Inc.  Additionally, dividend income received on our investment in securities and gains on the sale of our investment securities increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005.

Fee income from unconsolidated joint ventures increased $1,911 for the year ended December 31, 2007, as compared to the year ended December 31, 2006.  This increase is due to acquisition fees earned on the properties acquired by our joint venture with Inland Real Estate Exchange Corporation ("IREX") and management fees earned on an increased number of properties owned through our unconsolidated joint ventures.

Fee income from unconsolidated joint ventures increased $464 for the year ended December 31, 2006, as compared to the year ended December 31, 2005.  This increase is due to increased management fees earned on an increased number of properties owned through our unconsolidated joint ventures.

Interest expense increased $3,557 for the year ended December 31, 2007, as compared to the year ended December 31, 2006.  This increase is due to interest due for the convertible notes issued in November 2006.  We issued those convertible notes in order to take advantage of the low fixed interest rate.  These notes are fixed at a rate of 4.625% per annum.  Offsetting this increase in interest expense is a decrease in interest on our mortgages payable and line of credit due to lower balances outstanding during each year.

Interest expense increased approximately $4,361 for the year ended December 31, 2006, as compared to the year ended December 31, 2005.  This increase is due in most part to interest paid on our line of credit with KeyBank N.A. during the year ended December 31, 2006.  This is the result of higher balances maintained throughout the year as well as a higher rate charged on the outstanding balances.  Additionally, interest expense increased due to the convertible notes that we issued during 2006.

Equity in earnings of unconsolidated joint ventures increased $1,959 for the year ended December 31, 2007, as compared to the year ended December 31, 2006.  This increase is due in most part to income generated from the properties acquired through our joint venture with IREX.

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

Captive Insurance

We are a member of a limited liability company formed as an insurance association captive (the "Captive"), which is owned in equal proportions with two other REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc., and us.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  The Captive was formed to initially insure/reimburse the members' deductible obligations for the first $100 of property insurance and $100 of general liability insurance.  We entered into the Captive to stabilize our insurance costs, manage our exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a variable interest entity ("VIE") as defined in FIN 46R and we are not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.  During the year ended December 31, 2007, we were not required to make additional capital contributions to this entity.

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

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Unconsolidated joint ventures are those where we are not the primary beneficiary of a VIE or have substantial influence over but do not control the entity.  We account for our interest in these ventures using the equity method of accounting.  Our ownership percentage and related investment in each joint venture is summarized in the following table.

Venture Partner	Company's Ownership Percentage at December 31, 2007	Investment in and advances to unconsolidated joint ventures at December 31, 2007	Investment in and advances to unconsolidated joint ventures at December 31, 2006

Crow Holdings Managers, LLC	-	$-	1,219
New York State Teachers' Retirement System	50%	67,101	64,556
North American Real Estate, Inc.	45%	6,861	4,350
Oak Property and Casualty	33%	700	227
TMK Development	40%	5,580	-
Paradise Development Group, Inc.	15%	5,560	-
Pine Tree Institutional Realty, LLC	85%	9,684	-
Tucker Development Corporation	48%	7,028	-
Inland Real Estate Exchange Corporation	50%	1,438	4,538

Investment in and advances to joint ventures		$103,952	74,890

Our proportionate share of the earnings or losses from these ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, we earn fees for providing property management, leasing and acquisition activities to these ventures.  We recognize only our share of these fees in the accompanying consolidated statements of operations and other comprehensive income.  During the year ended December 31, 2007, we earned $4,386 in fee income from our unconsolidated joint ventures, as compared to $2,475 and $2,011 for the years ended December 31, 2006 and 2005, respectively.  This fee income increased due in most part to acquisition fees on the properties purchased for our joint venture with IREX as well as increased management fees on an increased number of properties in our unconsolidated joint ventures.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by us are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  Differences between our investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the years ended December 31, 2007, 2006 and 2005 we recorded $1,428, $1,380 and $1,393, respectively, of amortization of this basis difference.

We guaranty certain portions of joint venture debt.  In accordance with FIN 45, we are required to estimate the fair value of these guarantees and record a corresponding liability.  We have determined these amounts were immaterial as of December 31, 2007 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

During the year ended December 31, 2007, we sold our interest in our joint venture with Crow Holdings Managers, LLC for approximately $3,500.  This sale of joint venture interest resulted in a gain on our investment of approximately $2,228.

On March 7, 2007, we sold, through our joint venture with TMK Development, an additional parcel of land to a third party for approximately $5,400.  As a result of the sale and the return of capital we received, we re-evaluated the criteria for primary beneficiaries under FIN 46R and determined that we are no longer the primary beneficiary in this variable interest entity and therefore, deconsolidated the joint venture.  The joint venture recorded a gain on sale of approximately $1,181, which is recorded in equity in earnings of unconsolidated joint ventures.

On November 16, 2007, we sold, through our joint venture with Pine Tree Institutional Realty LLC, a parcel of land to a third party for approximately $4,500.  The joint venture recorded a gain on sale of approximately $240, which is recorded in equity in earnings of unconsolidated joint ventures.

During the year ended December 31, 2007, we acquired a total of nine investment properties on behalf of our joint venture with IREX, comprising approximately 982,000 square feet with a purchase price of approximately $150,000. The joint venture is in various stages of selling these properties to TIC investors.  During the year ended December 31, 2007, we earned acquisition and management fees for these properties which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales to the TIC investors, we recorded approximately $697 in gains, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

In September 2007, we entered into three interest rate swap contracts through our unconsolidated joint ventures to limit our exposure to variable interest rates.  Upon entering into these contracts, we did not qualify for hedge accounting.  Our pro rata share of the incurred losses was $368 from these contracts and are included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  In December 2007, we redesignated these swap contacts and then qualified for hedge accounting.  As a result, we recorded our pro rata share of unrealized losses in the amount of $81, which is included as a component of other comprehensive income on the accompanying consolidated statements of operations and other comprehensive income and as a component of investment in and advances to joint ventures in the accompanying consolidated balance sheets.  The following table presents pertinent information related to these interest rate swap contracts.

Notional Amount	Maturity Date	Company's pro rata share	Total realized loss	Total unrealized loss

$20,329	February 27, 2009	45%	$(210)	(46)
10,000	March 10, 2009	45%	(107)	(24)
21,000	March 1, 2010	48%	(469)	(104)

$51,329			$(786)	(174)

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

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005

Net income available to common stockholders	$43,816	45,184	47,255
Gain on sale of investment properties, net of minority interest (a)	(2,506)	(6,242)	(1,152)
Equity in depreciation of unconsolidated joint ventures	10,129	9,398	4,261
Amortization on in-place lease intangibles	3,180	2,925	2,826
Amortization on leasing commissions	799	766	700
Depreciation, net of minority interest	38,253	37,132	35,621

Funds From Operations	93,671	89,163	89,511

Net income available to common stockholders per weighted average common share, basic and diluted	$0.67	0.67	0.70

Funds From Operations, per weighted average common share, basic and diluted	$1.43	1.33	1.33

Weighted average number of common shares outstanding, basic	65,281	67,154	67,244

Weighted average number of common shares outstanding, diluted	65,346	67,223	67,298

(a)

Gains on sale of non-operating property are excluded from this adjustment.

We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance.  EBITDA is defined as earnings (losses) from operations excluding: (1) interest expense; (2) income tax benefit or expenses; (3) depreciation and amortization; and (4) gain (loss) on non-operating property.  By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and capital structure.  By excluding depreciation and amortization expense, we believe we can more accurately assess the performance of our portfolio.  Because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements, it does not reflect the amount of capital needed to maintain our properties nor does it reflect trends in interest costs due to changes in interest rates or increases in borrowing.  EBITDA should be considered only as a supplement to net earnings and may be calculated differently by other equity REITs.

EBITDA	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005

Income from continuing operations	$41,069	38,122	44,736
Gain on non-operating property	(174)	(617)	(68)
Income tax expense of taxable REIT subsidiary	633	-	-
Income from discontinued operations	242	1,045	1,402
Interest expense	47,970	44,413	40,052
Interest expense associated with discontinued operations	243	548	685
Interest expense associated with unconsolidated joint ventures	7,734	6,975	4,271
Depreciation and amortization	42,381	40,777	39,055
Depreciation and amortization associated with discontinued operations	180	617	968
Depreciation and amortization associated with unconsolidated ventures	10,130	9,399	3,127

EBITDA	$150,408	141,279	134,228

Total interest expense	$55,947	51,936	45,008

EBITDA: Interest expense coverage ratio	2.7 x	2.7 x	3.0 x

Impact of Recent Accounting Principles

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS 157"), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R.  We are required to apply the guidance of SFAS 157 beginning January 1, 2008.  However, in November 2007 the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinanial assets and liabilities that are not remeasured at fair value on a recurring basis was deferred for one year.  The adoption of SFAS 157 is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  If adopted, SFAS 159 is not expected to have a material effect on our consolidated financial statements.

The FASB has issued proposed FASB Staff Position No. APB-14a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “proposed FSP”) that would require, if ratified, separate accounting for the debt and equity components of convertible instruments. The proposed FSP would require that the value assigned to the debt component would be the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The debt would subsequently be accreted to its par value over its expected life with a rate of interest being reflected in earnings that reflects the market rate at issuance. The proposed FSP, if ratified in the form expected, would be effective January 1, 2008 and would be applied retrospectively to both new and existing convertible instruments, including the convertible notes that we issued in November 2006.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R ("SFAS 141R"), Business Combinations, which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value."  Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method.  SFAS 141R is effective for periods beginning on or after December 15, 2008.  We are currently evaluating the effect of SFAS 141R.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  In addition, the statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  SFAS 160 is effective for periods beginning on or after December 15, 2008.  We are currently evaluating the effect of SFAS 160.

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

Subsequent Events

On January 10, 2008, we sold, through our joint venture with TMK Development, LTD, approximately 1.2 acres of vacant land for $1,500 to Fifth Third Bank.

On January 16, 2008, we purchased Fox Run Square from an unaffiliated third party for $23,150.  The purchase price was funded using cash and cash equivalents.  The property is located in Naperville, Illinois and contains 143,512 square feet of leasable area.  Its major tenants are Dominick's Finer Foods and Ace Hardware.

On January, 17, 2008, we paid a cash distribution of $0.08167 per share on the outstanding shares of our common stock to stockholders of record at the close of business on December 31, 2007.

On January 17, 2008, we announced that we had declared a cash distribution of $0.08167 per share on the outstanding shares of our common stock.  This distribution was payable on February 19, 2008 to the stockholders of record at the close of business on January 31, 2008.

On February 13, 2008, we sold an investment property in Decatur, Illinois, previously leased to Walgreens, for $360.

On February, 19, 2008, we paid a cash distribution of $0.08167 per share on the outstanding shares of our common stock to stockholders of record at the close of business on January 31, 2008.

On February 19, 2008, we announced that we had declared a cash distribution of $0.08167 per share on the outstanding shares of our common stock.  This distribution is payable on March 17, 2008 to the stockholders of record at the close of business on February 29, 2008.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2007, 2006 and 2005 we had no material derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will only enter into derivative transactions that satisfy the aforementioned criteria.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2012 and thereafter and weighted average interest rates for the debt maturing in each specified period.

	2008	2009	2010	2011	2012	Thereafter	Total

Fixed rate debt	$95,734	40,018	167,499	280,573	93,557	67,392	744,773
Weighted average interest rate	6.50%	5.86%	4.77%	4.61%	5.50%	5.65%	-

Variable rate debt	100,000	7,365	28,342	-	-	6,200	141,907
Weighted average interest rate	6.39%	7.03%	6.49%	-	-	3.83%	-

The table above does not reflect indebtedness incurred after December 31, 2007.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness, fixed rate debt that matures and needs to be refinanced and hedging strategies used to reduce the impact of any increases in rates.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our debt is estimated to be $141,907 for debt which bears interest at variable rates and $724,623 for debt which bear interest at fixed rates.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At December 31, 2007, approximately $141,907, or 16%, of our debt has variable interest rates averaging 6.33%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $355 for the year ended December 31, 2007.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company ' s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28 , 2008 expressed an unqualified opinion on the effectiveness of the Company ' s internal control over financial reporting.

KPMG LLP

Chicago, Illinois

February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Company:

We have audited Inland Real Estate Corporation’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inland Real Estate Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois

February 28, 2008

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
December 31, 2007 and 2006
(In thousands, except per share data)

	December 31, 2007	December 31, 2006
Assets:
Investment properties:
Land	$347,804	337,896
Construction in progress	1,573	434
Building and improvements	970,231	925,316

	1,319,608	1,263,646
Less accumulated depreciation	250,433	218,808

Net investment properties	1,069,175	1,044,838

Cash and cash equivalents	18,378	27,569
Investment in securities	18,074	16,777
Accounts and mortgage receivable	63,986	61,516
Investment in and advances to unconsolidated joint ventures	103,952	74,890
Acquired lease intangibles, net	27,409	24,220
Deferred costs, net	9,592	10,745
Other assets	10,753	8,606

Total assets	$1,321,319	1,269,161

Liabilities:
Accounts payable and accrued expenses	$35,590	33,666
Acquired below market lease intangibles, net	3,429	4,537
Distributions payable	5,363	5,205
Mortgages payable	606,680	622,280
Line of credit	100,000	28,000
Convertible notes	180,000	180,000
Other liabilities	24,404	15,425

Total liabilities	955,466	889,113

Commitments and contingencies

Minority interest	2,494	3,065

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at December 31, 2007 and 2006	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 65,669 and 65,059 Shares issued and outstanding at December 31, 2007 and 2006, respectively	657	650
Additional paid-in capital (net of offering costs of $58,816)	615,298	605,133
Accumulated distributions in excess of net income	(248,262)	(228,254)
Accumulated other comprehensive loss	(4,334)	(546)

Total stockholders' equity	363,359	376,983

Total liabilities and stockholders' equity	$1,321,319	1,269,161

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Other Comprehensive Income
For the years ended December 31, 2007, 2006 and 2005
(In thousands except per share data)

	2007	2006	2005
Revenues
Rental income	$130,895	128,126	124,786
Tenant recoveries	50,777	46,463	46,822
Other property income	3,301	1,171	6,588
Fee income from unconsolidated joint ventures	4,386	2,475	2,011
Total revenues	189,359	178,235	180,207

Expenses:
Property operating expenses	26,502	20,560	23,082
Real estate tax expense	31,496	31,963	31,112
Depreciation and amortization	42,381	40,777	39,055
Provision for asset impairment	362	-	-
General and administrative expenses	11,903	10,722	9,066
Total expenses	112,644	104,022	102,315

Operating income	76,715	74,213	77,892

Other income	5,151	5,696	3,087
Gain on sale of investment properties	174	617	68
Gain on sale of joint venture interest	2,925	-	-
Gain on extinguishment of debt	319	-	-
Interest expense	(47,970)	(44,413)	(40,052)
Minority interest	(444)	(864)	(850)
Income before equity in earnings of unconsolidated joint ventures, income tax expense of taxable REIT subsidiary and discontinued operations	36,870	35,249	40,145

Income tax expense of taxable REIT subsidiary	(633)	-	-
Equity in earnings on unconsolidated joint ventures	4,832	2,873	4,591
Income from continuing operations	41,069	38,122	44,736
Income from discontinued operations	2,747	7,062	2,519

Net income available to common stockholders	43,816	45,184	47,255

Other comprehensive income:
Unrealized gain (loss) on investment securities	(3,707)	(839)	179
Unrealized loss on derivative instruments	(81)	-	-

Comprehensive income	$40,028	44,345	47,434

Basic and diluted earnings available to common shares per weighted average common share:

Income from continuing operations	$0.63	0.57	0.67
Discontinued operations	0.04	0.10	0.03
Net income available to common stockholders per weighted average common share – basic and diluted	$0.67	0.67	0.70

Weighted average number of common shares outstanding – basic	65,281	67,154	67,244
Weighted average number of common shares outstanding – diluted	65,346	67,223	67,298

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2007, 2006 and 2005
(In thousands except per share data)

	2007	2006	2005
Number of shares
Balance at beginning of year	65,059	67,502	67,025
Shares issued from DRP	592	315	435
Restricted shares	11	16	30
Exercise of stock options	4	2	14
Issuance of shares	3	-	-
Repurchase of shares	-	(2,776)	(2)
Balance at end of year	65,669	65,059	67,502

Common Stock
Balance at beginning of year	$650	675	670
Proceeds from DRP	7	3	5
Stock compensation	-	-	-
Repurchase of shares	-	(28)	-
Balance at end of year	657	650	675

Additional Paid-in capital
Balance at beginning of year	605,133	649,797	643,698
Proceeds from DRP	9,771	5,014	5,805
Amortization of stock compensation	302	267	178
Exercise of stock options	25	23	135
Issuance of shares	67	-	-
Repurchase of shares	-	(49,968)	(19)
Balance at end of year	615,298	605,133	649,797

Accumulated distributions in excess of net income
Balance at beginning of year	(228,254)	(208,947)	(191,990)
Net income available to common stockholders	43,816	45,184	47,255
Distributions declared	(63,824)	(64,491)	(64,212)
Balance at end of year	(248,262)	(228,254)	(208,947)

Accumulated other comprehensive income
Balance at beginning of year	(546)	293	114
Other comprehensive income (loss)	(3,788)	(839)	179
Balance at end of year	(4,334)	(546)	293

Total stockholders' equity	$363,359	376,983	441,818

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$43,816	45,184	47,255
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	362	-	-
Depreciation and amortization	42,561	41,407	40,023
Non real estate depreciation and amortization	446	154	28
Amortization of deferred stock compensation	302	267	179
Amortization on acquired above market leases	652	729	880
Amortization on acquired below market leases	(1,109)	(1,383)	(1,827)
Gain on sale of investment properties	(2,680)	(6,634)	(1,185)
Gain on extinguishment of debt	(319)	-	-
Realized gain on investment securities	(150)	(479)	(11)
Realized loss on investment securities	240	-	-
Minority interest	444	864	850
Equity in earnings from unconsolidated ventures	(4,832)	(2,873)	(4,591)
Gain on sale of joint venture interest	(2,925)	-	-
Straight line rental income	(681)	(996)	(616)
Provision for doubtful accounts	(1,312)	(758)	45
Amortization of loan fees	2,081	1,535	1,633
Distributions from unconsolidated joint ventures	6,449	7,564	2,492
Mortgage receivable	(563)	(676)	(477)
Changes in assets and liabilities:
Restricted cash	(324)	(551)	40
Accounts and rents receivable	(6,591)	(508)	(705)
Deposits and other assets	(378)	(854)	603
Accounts payable and accrued expenses	4,906	(844)	1,210
Accrued interest payable	202	1,257	129
Accrued real estate taxes	375	1,479	565
Security and other deposits	39	43	169
Prepaid rents and unearned income	3,367	(156)	(561)
Net cash provided by operating activities	84,378	83,771	86,128

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Cash flows from investing activities:
Restricted cash	$(630)	556	137
Escrows held for others	(5)	(32)	(775)
Proceeds from sale of interest in joint venture	3,448	-	500
Purchase of investment securities	(9,484)	(1,456)	(14,915)
Sale of investment securities	4,390	3,549	1,952
Additions to investment properties, net of amounts payable	(16,066)	(25,266)	(17,799)
Rental income under master lease agreements	28	(141)	54
Purchase of investment properties	(156,690)	(85,931)	(82,391)
Purchase of furniture, fixtures and equipment	(40)	(70)	(113)
Purchase of computers and software	(2,040)	-	-
Proceeds from sale of investment properties, net	3,699	27,901	69,134
Distributions from unconsolidated joint ventures	32,793	3,160	6,341
Proceeds from sale of TIC interests	39,692	-	-
Investment in unconsolidated joint ventures	(55,172)	(21,082)	(1,561)
Mortgages receivable	6,415	(15,766)	-
Leasing fees	(1,090)	(1,358)	(1,064)
Net cash used in investing activities	(150,752)	(115,936)	(40,500)

Cash flows from financing activities:
Proceeds from the DRP	9,778	5,017	5,810
Proceeds from exercise of options	25	23	135
Issuance of shares	66	-	-
Repurchase of shares	-	(49,996)	(19)
Purchase of minority interest, net	(126)	(15,187)	(101)
Loan proceeds	93,303	41,394	134,366
Proceeds from unsecured line of credit	140,000	-	-
Repayments on unsecured line of credit	(68,000)	(37,000)	(20,000)
Convertible notes	-	180,000	-
Loan fees	(698)	(4,552)	(2,970)
Other current liabilities	3,653	(2,848)	9,242
Distributions paid	(63,666)	(66,047)	(66,291)
Distributions to minority interest partners	(752)
Payoff of debt	(55,626)	(17,149)	(113,897)
Principal payments of debt	(774)	(725)	(607)
Net cash provided by (used in) financing activities	57,183	32,930	(54,332)

Net increase (decrease) in cash and cash equivalents	(9,191)	765	(8,704)

Cash and cash equivalents at beginning of year	27,569	26,804	35,508

Cash and cash equivalents at end of year	$18,378	27,569	26,804

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties	$(162,490)	(104,474)	(144,016)
Assumption of mortgage debt	5,800	18,543	61,625

	$(156,690)	(85,931)	(82,391)

Proceeds from sale of investment properties	$13,182	-	-
Transfer of mortgage debt	(9,483)	-	-

	$3,699	-	-

Contribution of properties and other assets, net of accumulated depreciation	$-	27,544	37,782
Debt associated with contribution of properties	-	(19,300)	(16,789)

	$-	8,244	20,993

Distributions payable	$5,363	5,205	5,401

Cash paid for interest	$47,773	42,250	43,948

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2007
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

The Company is now permitted to participate in certain activities from which it was previously precluded in order to maintain its qualifications as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries (“TRS”) under the Code. In 2005, the Company formed a TRS, Inland Venture Corporation (“IVC”), to be a partner in many of its unconsolidated joint ventures.  As such, the Company is subject to federal and state income taxes on the income it receives from the activities of IVC. The provision for income tax relates to the taxable income of IVC and represents an effective federal and state income tax rate of 38%.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Certain reclassifications were made to the 2006 and 2005 financial statements to conform to the 2007 presentation.

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
December 31, 2007
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

The Company allocates the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in-place leases) and any assumed financing that is determined to be above or below market terms.  The Company uses the information contained in the third party appraisals as the primary basis for allocating the purchase price between land and site improvements.  The aggregate value of other intangibles is measured based on the difference between the purchase price and the property valued as if vacant.  The Company does not have any amounts allocated to customer relationships as of December 31, 2007 and 2006.

The Company capitalizes interest costs related to construction in progress and considers both interest paid on debt obtained to fund the project and the interest cost incurred during the period that could have been avoided.  The Company has recorded approximately $1,636 and $93 of capitalized interest related to certain of its development joint ventures for the years ended December 31, 2007 and 2006, respectively.  No capitalized interest was recorded during the year ended December 31, 2005.

Amortization pertaining to the above market lease intangibles of $652, $729 and $880 was recorded as a reduction to rental income for the years ended December 31, 2007, 2006 and 2005, respectively.  Amortization pertaining to the below market lease intangibles of $1,109, $1,383 and $1,827 was recorded as an increase to rental income for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $2,787, $3,002 and $2,826 for the years ended December 31, 2007, 2006 and 2005, respectively.  In the accompanying consolidated balance sheets, acquired lease intangibles is presented net of accumulated amortization of $11,702 and $8,984 for the years ended December 31, 2007 and 2006, respectively and acquired below market lease intangibles are net of accumulated amortization of $3,300 and $3,535 for the years ended December 31, 2007 and 2006, respectively.  The table below presents the amounts to be recorded for the amortization of intangibles over the next five years:

Year	Amortization of Above Market Lease Intangibles	Amortization of Below market Lease Intangibles	Amortization of In Place Lease Intangibles	Total

2008	462	(635)	2,693	2,520
2009	410	(474)	2,689	2,625
2010	392	(296)	2,681	2,777
2011	330	(289)	2,666	2,707
2012	267	(283)	2,638	2,622

Total	1,861	(1,977)	13,367	13,251

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2007
(In thousands, except per share data and square footage amounts)

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  During the year ended December 31, 2007, the Company recorded an impairment loss of $362 related to a 13,500 square foot single-user retail center located in Decatur, Illinois.  No such losses were required or recorded in the accompanying financial statements as of and for the years ended December 31, 2006 and 2005.

Leasing fees are amortized on a straight-line basis over the life of the related lease.  Loan fees are amortized on a straight-line basis over the life of the related loan.  Leasing fees and loan fees are presented in the accompanying consolidated balance sheets as deferred costs.  Deferred costs are presented net of accumulated amortization of $7,092 and $5,679 for the years ended December 31, 2007 and 2006, respectively.

The Company's joint venture with Inland Real Estate Exchange Corporation ("IREX") has offered tenant-in-common ("TIC") interest in properties that it holds together with its joint venture partner, to investors in a private placement exempt from registration under the Securities Act of 1933.  These TIC interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code.  The Company consolidates properties owned by the joint venture when it owns 100% of the equity interests. Upon the first sale of equity interests through the private placement offerings, the Company accounts for its interest under the equity method of accounting, as major decisions require unanimous consent by the co-owners that share an undivided interest in the properties.  The Company structures its TIC program with acquisition fees, which are due to the Company from the proceeds of the sales.  As the Company sells its interest in properties through TIC sales, it recognizes its proportionate share of acquisition fees and gain on sale as each individual transaction is completed.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company's debt is estimated to be $141,907 for debt which bears interest at variable rates and $724,623 for debt which bears interest at fixed rates.  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company's lenders.

Offering costs are offset against the Stockholders' equity accounts.  Offering costs consist principally of printing, selling and registration costs.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of December 31, 2007 and 2006, the Company held letters of credit for tenant security deposits totaling approximately $1,120 and $418, respectively.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2007
(In thousands, except per share data and square footage amounts)

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  U.S. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2007, the Company had one investment property subject to a master lease agreement.

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

As of December 31, 2007 and 2006 the Company had no material derivative instruments.  The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument. The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose the Company to interest rate risk, and the derivative financial instrument will reduce that exposure.  Gains and losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  The Company will generally enter into derivative transactions that satisfy the aforementioned criteria only.

A mortgage receivable is considered impaired in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a mortgage receivable is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter. Based upon the Company's judgment, no mortgages receivable were impaired as of December 31, 2007 and 2006.

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
December 31, 2007
(In thousands, except per share data and square footage amounts)

Recent Accounting Principles

In September 2006, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS 157"), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R.  The Company is required to apply the guidance of SFAS 157 beginning January 1, 2008.  However, in November 2007 the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinanial assets and liabilities that are not remeasured at fair value on a recurring basis was deferred for one year.  The adoption of SFAS 157 is not expected to have a material effect on the Company's consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  If adopted, SFAS 159 is not expected to have a material effect on the Company's consolidated financial statements.

The FASB has issued proposed FASB Staff Position No. APB-14a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “proposed FSP”) that would require, if ratified, separate accounting for the debt and equity components of convertible instruments. The proposed FSP would require that the value assigned to the debt component would be the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The debt would subsequently be accreted to its par value over its expected life with a rate of interest being reflected in earnings that reflects the market rate at issuance. The proposed FSP, if ratified in the form expected, would be effective January 1, 2008 and would be applied retrospectively to both new and existing convertible instruments, including the convertible notes that the Company issued in November 2006.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R ("SFAS 141R"), Business Combinations, which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value."  Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method.  SFAS 141R is effective for periods beginning on or after December 15, 2008.  The Company is currently evaluating the effect of SFAS 141R.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  In addition, the statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  SFAS 160 is effective for periods beginning on or after December 15, 2008.  The Company is currently evaluating the effect of SFAS 160.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2007
(In thousands, except per share data and square footage amounts)

(2)

Investment Securities

Investment in securities at December 31, 2007 and 2006 consist of preferred and common stock investments that are classified as available-for-sale securities and are recorded at fair value.  The Company acquires stock on margin.  The margin loan is subject to separate terms and conditions.  At December 31, 2007 and 2006, the loan balances were $10,047 and $6,394, respectively and are included in other liabilities in the accompanying consolidated balance sheets.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  The Company has recorded an unrealized loss of $4,253 and $546 on the accompanying consolidated balances sheets as of December 31, 2007 and 2006, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the years ended December 31, 2007, 2006 and 2005 resulted in gains on sale of $150, $479 and $11, respectively, which are included in other income in the accompanying consolidated statements of operations and other comprehensive income.  Dividend income is recognized when received.

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  In accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities, and EITF 03-1, The Meaning of Other than temporary Impairment and Its Application to Certain Investments, for an impaired security the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee.  During the year ended December 31, 2007, the Company realized a loss of $240 related to a decline in value of certain investment securities which were determined to be other than temporary and is included in other income in the accompanying consolidated statements of operations and other comprehensive income.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 were as follows:

	Less than 12 months			12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$2,483	(779)	9,781	(2,836)	12,264	(3,615)

Non REIT Stock	$1,949	(768)	1,408	(151)	3,357	(919)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2007
(In thousands, except per share data and square footage amounts)

(3)

Unconsolidated Joint Ventures

Unconsolidated joint ventures are those where the Company is not the primary beneficiary of a variable interest entity or has substantial influence over but does not control the entity.  The Company accounts for its interest in these ventures using the equity method of accounting.  The Company's ownership percentage and related investment in each joint venture is summarized in the following table.

Venture Partner	Company's Ownership Percentage at December 31, 2007	Investment in and advances to unconsolidated joint ventures at December 31, 2007	Investment in and advances to unconsolidated joint ventures at December 31, 2006

Crow Holdings Managers, LLC	-	$-	1,219
New York State Teachers' Retirement System	50%	67,101	64,556
North American Real Estate, Inc.	45%	6,861	4,350
Oak Property and Casualty	33%	700	227
TMK Development	40%	5,580	-
Paradise Development Group, Inc.	15%	5,560	-
Pine Tree Institutional Realty, LLC	85%	9,684	-
Tucker Development Corporation	48%	7,028	-
Inland Real Estate Exchange Corporation	50%	1,438	4,538

Investment in and advances to joint ventures		$103,952	74,890

The Company's proportionate share of the earnings or losses related to these ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes only its share of these fees in the accompanying consolidated statements of operations and other comprehensive income.  During the year ended December 31, 2007, the Company earned $4,386 in fee income from its unconsolidated joint ventures, as compared to $2,475 and $2,011 for the years ended December 31, 2006 and 2005, respectively.  This fee income increased due in most part to acquisition fees on the properties purchased for the Company's joint venture with IREX as well as increased management fees on an increased number of properties in unconsolidated joint ventures.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  Differences between the Company's investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the years ended December 31, 2007, 2006 and 2005, the Company recorded $1,428, $1,380 and $1,393, respectively, of amortization of this basis difference.

The Company guarantees certain portions of joint venture debt.  In accordance with FIN 45, the Company is required to estimate the fair value of these guarantees and record a corresponding liability.  The Company has determined these amounts were immaterial as of December 31, 2007 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2007
(In thousands, except per share data and square footage amounts)

During the year ended December 31, 2007, the Company sold its interest in its joint venture with Crow Holdings Managers, LLC for approximately $3,500.  This sale of joint venture interest resulted in a gain on the Company's investment of approximately $2,228.

During the year ended December 31, 2007, the Company, through its joint venture with TMK Development, sold an additional parcel of land to a third party for approximately $5,400.  As a result of the sale and the return of capital received by the Company, the Company re-evaluated the criteria for primary beneficiaries under FIN 46R and determined that it is no longer the primary beneficiary in this variable interest entity and therefore, deconsolidated the joint venture.  The joint venture recorded a gain on sale of approximately $1,181, which is recorded in equity in earnings of unconsolidated joint ventures.

On November 16, 2007, the Company sold, through its joint venture with Pine Tree Institutional Realty LLC, a parcel of land to a third party for approximately $4,500.  The joint venture recorded a gain on sale of approximately $240, which is recorded in equity in earnings of unconsolidated joint ventures.

During the year ended December 31, 2007, the Company acquired a total of nine investment properties on behalf of its joint venture with IREX, comprising approximately 982,000 square feet with a purchase price of approximately $150,000.  The joint venture is in various stages of selling these properties to TIC investors.  During the year ended December 31, 2007, the Company earned acquisition and management fees for these properties which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales to the TIC investors, the Company recorded approximately $697 in gains, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

In September 2007, we entered into three interest rate swap contracts through our unconsolidated joint ventures to limit our exposure to variable interest rates.  Upon entering into these contracts, we did not qualify for hedge accounting.  Our pro rata share of the incurred losses were $368 from these contracts and are included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  In December 2007, we redesignated these swap contacts and then qualified for hedge accounting.  As a result, we recorded our pro rata share of unrealized losses in the amount of $81, which is included as a component of other comprehensive income on the accompanying consolidated statements of operations and other comprehensive income and as a component of investments in and advances to joint ventures in the accompanying consolidated balance sheets.  The following table presents pertinent information related to these interest rate swap contracts.

Notional Amount	Maturity Date	Company's pro rata share	Total realized loss	Total unrealized loss

$20,329	February 27, 2009	45%	$(210)	(46)
10,000	March 10, 2009	45%	(107)	(24)
21,000	March 1, 2010	48%	(469)	(104)

$51,329			$(786)	(174)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2007
(In thousands, except per share data and square footage amounts)

Summarized financial information for the unconsolidated joint ventures is as follows:

	December 31, 2007	December 31, 2006
Balance Sheet:

Assets:
Investment in real estate, net	$689,307	540,721
Other assets	52,993	33,647

Total assets	$742,300	574,368

Liabilities:
Mortgage payable	$401,668	317,949
Other liabilities	46,282	32,398

Total liabilities	447,950	350,347

Total equity	294,350	224,021

Total liabilities and equity	$742,300	574,368

	December 31, 2007	December 31, 2006	December 31, 2005
Statement of Operations:

Total revenues	$69,138	55,790	33,187
Total expenses	(60,819)	(52,682)	(27,576)

Income from continuing operations	$8,319	3,108	5,611

Inland's pro rata share of income from continuing operations (a)	$4,832	2,873	4,591

(a)

Included in Inland's pro rata share is amortization of the basis difference

(4)     Mortgages Receivable

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with a wholly owned subsidiary of Tri-Land Properties, Inc., dated February 1, 2001.  The Company will continue to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The Company agreed to lend Tri-Land Properties, Inc. up to $21,500.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid currently and the remaining 3% to be accrued, with no additional interest, and paid upon maturity.  The loan matures on June 30, 2008.  As of December 31, 2007, the balance of this mortgage receivable was $21,996, including accrued interest.  The loan is secured by the investment property and Tri-Land Properties, Inc. has guaranteed $1,000 of this mortgage receivable.  The Company recorded a deferred gain of $3,193 on the sale of its equity investment related to the previous joint venture agreement, as it did not qualify for gain recognition due to the lack of initial investment and continuing involvement.  Such amounts are included in other liabilities on the accompanying consolidated balance sheets.  Additionally, the Company recorded $1,597 and $1,088 of interest income for the years ended December 31, 2007 and 2006, respectively and has increased the mortgage receivable balance for unpaid interest by $2,941 since inception.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2007
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

On October 26, 2006, the Company purchased a 25%, or $10,369, participation interest in a note receivable from Inland American Real Estate Trust, Inc. ("IARETI"), an entity formed and sponsored by an affiliate of The Inland Group, Inc.  The loan bore interest at a rate of 9.25% per annum and matured on September 30, 2007.  The loan was secured by land owned by the borrower and the borrower had personally guaranteed the balance of the loan.  In October 2007, IARETI paid the note and related interest due under the agreement.  The Company recorded $726 of interest income for the year ended December 31, 2007.

(5)

Transactions with Related Parties

During the years ended December 31, 2007, 2006 and 2005, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing from, or through, affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services and consulting fees were purchased at a contract rate of $60 and $75 per hour, respectively.  The Company continues to purchase these services from The Inland Group, Inc. affiliates and for the years ended December 31, 2007, 2006 and 2005, these expenses, totaling $1,415, $833, and $775, respectively are included in general and administrative expenses and property operating expenses.  The payments to Inland affiliates increased during the year ended December 31, 2007, as compared to the years ended December 31, 2006 and 2005, due to capital costs paid to Inland Computer Services, Inc. for programming and development in relation to our computer system conversion.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the years ended December 31, 2007, 2006 and 2005 were $340, $340 and $284, respectively, and are also included in general and administrative expenses.  The Inland Group, Inc., through affiliates, owns approximately 11.4% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc., or its affiliates.

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

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $171, $166 and $98 for these services during the years ended December 31, 2007, 2006 and 2005, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2007
(In thousands, except per share data and square footage amounts)

In May 2005, the Company acquired a 1% interest in The Inland Real Estate Group of Companies, Inc. for a purchase price of $1.  The Inland Real Estate Group of Companies, Inc. will provide assistance in the marketing of the Company's investment properties and will provide representation at various trade shows and conventions.

In June and September 2006 and July 2007, the Company entered into joint venture agreements with North American Real Estate, Inc ("NARE") to acquire and develop vacant land located in North Aurora, Illinois.  One of our directors, Joel Simmons, is a minority partner in the entity that NARE formed to be the partner in this venture.  Mr. Simmons will receive his pro rata share of NARE's earnings from this venture and is not entitled to preferred distributions.

On September 5, 2006, Inland Venture Corporation, a Taxable REIT Subsidiary previously formed by the Company, entered into a limited liability company agreement with Inland Real Estate Exchange Corporation, a wholly-owned subsidiary of The Inland Group, Inc.  The resulting joint venture was formed to facilitate Inland Venture Corporation's participation in tax-deferred exchange transactions pursuant to Section 1031 of the Internal Revenue Code using properties made available to the joint venture by Inland Venture Corporation.  The Company executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  Inland Venture Corporation will coordinate the joint venture's acquisition, property management and leasing functions, and will earn fees for services provided to the joint venture, including management and leasing fees, as well as acquisition fees, which will be split equally between Inland Venture Corporation and Inland Real Estate Exchange Corporation.

The Company is a member of a limited liability company formed as an insurance association captive (the "Captive"), which is owned in equal proportions by the Company and two other related REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc. The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  The Captive was formed to initially insure/reimburse the members' deductible obligations for the first $100 of property insurance and $100 of general liability insurance.  The Company entered into the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a VIE as defined in FIN 46R and the Company is not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.

On October 26, 2006, the Company purchased a 25% or $10,369 participation interest in a note receivable from Inland American Real Estate Trust, Inc. ("IARETI"), an entity formed and sponsored by an affiliate of The Inland Group, Inc.  In October 2007, IARETI paid the note and related interest due under the agreement.

(6)

Stock Option Plan

The Company adopted the Independent Director Stock Option Plan ("Plan") with the commencement of our first offering in 1994.  A total of 50 shares were authorized and reserved for issuance under this Plan.  Only independent directors were eligible to participate in the Plan.  The Plan granted each Independent Director an option to acquire 3 shares of common stock as of the date they become a director and an additional 1 shares on the date of each annual stockholders' meeting.  The options for the initial 3 shares granted are exercisable as follows: 1 share on the date of grant and 1 share on each of the first and second anniversaries of the date of grant.  The succeeding options are exercisable on the second anniversary of the date of grant.  As of December 31, 2007, options to purchase all 50 authorized shares were issued, of which 30 have been exercised.  The remaining options have exercise prices ranging from $10.45 to $15.62 per share.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2007
(In thousands, except per share data and square footage amounts)

In 2005, the Company adopted the 2005 Equity Award Plan ("2005 Plan").  The 2005 Plan governs grants of equity based awards to our officers, employees and directors.  A total of 18 options have been issue to board members as of December 31, 2007, of which none have been exercised.

(7)

Discontinued Operations

During the years ended December 31, 2007, 2006 and 2005, the Company sold a total of nine investment properties. Additionally, the Company has sold portions of certain shopping centers and vacant land.  For federal and state income tax purposes, certain of our sales qualified as tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions and would be included in other assets on the accompanying consolidated balance sheets.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain on Sale	Tax Deferred Exchange

Sequoia Shopping Center	April 22, 2005	1,505	1,200	19	Yes
Vacant land (Edinburgh Festival)	April 27, 2005	-	291	33	No
Ace Hardware	June 13, 2005	-	800	153	No
Walgreens	September 22, 2005	-	1,300	263	No
Mundelein Plaza (partial)	October 17, 2005	1,805	1,436	302	No
Calumet Square	November 10, 2005	1,033	852	343	Yes
Crestwood Plaza	February 22, 2006	904	1,341	(195)	No
Sears	April 27, 2006	1,645	2,664	6	No
Baker Shoes	June 14, 2006	-	3,240	2,323	Yes
Regency Point	September 12, 2006	-	8,078	3,883	Yes
Springhill Fashion Center	May 10,2007	7,900	1,060	1,223	Yes
Maple Plaza	December 27, 2007	1,582	2,300	1,283	No

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  For the year ended December 31, 2007, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at December 31, 2007 and December 31, 2006, the Company has recorded $429 and $44, respectively of assets related to discontinued operations and $304 and $2, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the years ended December 31, 2007, 2006 and 2005, the Company has recorded income from discontinued operations of $2,747, $7,062 and $2,519, respectively, including gains on sale of $2,506, $6,017 and $1,117, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2007
(In thousands, except per share data and square footage amounts)

(8)

Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2008	$91,556
2009	84,673
2010	78,316
2011	71,885
2012	65,029
Thereafter	302,534

Total	$693,993

Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property.  Such amounts are not included in the future minimum lease payments above, but are included in tenant recoveries on the accompanying consolidated statements of operations and other comprehensive income.

Certain tenant leases contain provisions providing for "stepped" rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $681, $996 and $616 for the years ended December 31, 2007, 2006 and 2005, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $18,288 and $17,607 in related accounts and mortgage receivable as of December 31, 2007 and 2006, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

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

In order to maintain the Company's status as a REIT, the Company must distribute at least 90% of its "REIT taxable income," to its stockholders.  REIT taxable income is defined as taxable income excluding the deduction for distributions paid and net capital gains.  For the years ended December 31, 2007 and 2006, the Company's "REIT taxable income" was $63,034 and $54,864, respectively.  The Company declared distributions to stockholders totaling $63,824 and $64,491 or $0.98 and $0.96 on an annual basis per share for the years ended December 31, 2007 and 2006, respectively.  Future distributions are determined by the Company's board of directors.  The Company expects to continue paying distributions to maintain its status as a REIT.  The Company annually notifies its stockholders of the taxability of distributions paid during the proceeding year.  The following table sets forth the taxability of distributions, on a per share basis, paid in 2007 and 2006:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2007
(In thousands, except per share data and square footage amounts)

	2007 (a)	2006 (b)

Ordinary income	$0.917	0.827
Non-taxable return of capital	0.008	0.127
Unrecaptured Section 1250 gains	0.019	-
Long-term capital gains	0.050	0.006
Qualified Dividends	0.038	0.016

(a)

The December distribution declared on December 17, 2007, with a record date of December 31, 2007 and payment date of January 17, 2008, is reportable for tax purposes in 2008 and is not reflected in the 2007 allocation.

(b)

The December distribution declared on December 19, 2006, with a record date of January 2, 2007 and payment date of January 17, 2007, is reportable for tax purposes in 2007 and is not reflected in the 2006 allocation.

(10)

Mortgages Payable

Mortgage loans outstanding as of December 31, 2007 were $606,680 and had a weighted average interest rate of 5.40%.  Of this amount, $564,773 had fixed rates ranging from 3.99% to 7.65% and a weighted average fixed rate of 5.34% as of December 31, 2007.  The remaining $41,907 of mortgage debt represented variable rate loans with a weighted average interest rate of 6.19% as of December 31, 2007.  As of December 31, 2007, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through January 2018.  The majority of the Company's mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2012 and thereafter, based on debt outstanding at December 31, 2007 and weighted average interest rates for the debt maturing in each specified period.

	2008 (a)	2009	2010	2011	2012	Thereafter
Maturing debt:
Fixed rate debt	$95,734	$40,018	$167,499	$100,573	$93,557	$67,392
Variable rate debt	-	7,365	28,342	-	-	6,200

Weighted average interest rate
Fixed rate debt	6.50%	5.86%	4.77%	4.59%	5.50%	4.91%
Variable rate debt	6.39%	7.03%	6.49%	-	-	3.83%

(a)

Approximately $95,734 of the Company's mortgages payable mature during 2008.  The Company intends to replace these loans with new debt at market terms.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2007
(In thousands, except per share data and square footage amounts)

(11)

Line of Credit

On June 28, 2002, the Company entered into a $100,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years.  The funds from this line of credit are used to purchase additional investment properties.

On April 22, 2005, the Company completed a second amendment to this line of credit.  The aggregate commitment of the Company's line is $400,000, which includes a $250,000 accordion feature, and matures on April 22, 2008.  The line of credit has a one year extension option.  The Company pays interest only on draws under the line at the rate equal to 120 – 160 basis points over LIBOR.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In conjunction with this amendment, the Company paid approximately $541 in fees and costs.  The outstanding balance on the line of credit was $100,000 and $28,000 as of December 31, 2007 and December 31, 2006, respectively.

The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2007, the Company was in compliance with such covenants.

(12)

Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026, which included the exercise by the initial purchasers of their option to purchase an additional $10,000 to cover over-allotments.  The Company received net proceeds of approximately $177,300 after deducting selling discounts and commissions.  The Company used the net proceeds from the offering to repurchase 2,776 shares of its common stock at a price equal to $18.01 per share (approximately $50,000 in the aggregate) concurrently with the closing of the offering.  The Company also used the net proceeds to repay approximately $120,000 in outstanding indebtedness under the Company's revolving credit facility with KeyBank National Association.  The Company used the remaining net proceeds for general corporate purposes, including paying the expenses of the offering.

Interest on the notes is payable on May 15 and November 15 of each year beginning May 15, 2007.  The notes mature on November 15, 2026 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The earliest date these notes can be redeemed by holders is November 15, 2011.  Prior to November 21, 2011, the Company may not redeem the notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  However, on or after November 21, 2011, the Company may redeem the notes, in whole or in part, subject to the redemption terms in the note.  Following the occurrence of certain change in control transactions, the Company may be required to repurchase the notes in whole or in part for cash at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest.  At December 31, 2007, the Company has recorded $1,063 of accrued interest related to the convertible notes.  This amount is included in accrued interest on the Company's consolidated balance sheets at December 31, 2007.

Holders may convert their notes into cash or a combination of cash and common stock, at the Company's option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of notes the Company will deliver cash and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of December 31, 2007, for each $1 principal amount of notes was 48.2824 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2007
(In thousands, except per share data and square footage amounts)

(13)

Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.

As of December 31, 2007, 69 shares of common stock issued pursuant to employment agreements were outstanding, of which 34 have vested.  Additionally, the Company issued 40 shares pursuant to employment incentives of which 15 have vested.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of December 31, 2007 and 2006, options to purchase 37 and 26 shares of common stock, respectively, at exercise prices ranging from $10.45 to $19.96 per share were outstanding, respectively.  During the years ended December 31, 2007 and 2006, options to purchase 6 and 3 shares, respectively, were exercised by certain independent directors.  These options were not included in the computation of diluted EPS as the effect would be immaterial.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

The basic weighted average number of common shares outstanding were 65,281, 67,154 and 67,244 for the years ended December 31, 2007, 2006 and 2005, respectively.  The diluted weighted average number of common shares outstanding were 65,346, 67,223 and 67,298 for the years ended December 31, 2007, 2006 and 2005, respectively.

(14)

Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers and as employment incentives.  As of December 31, 2007, the Company has issued the following shares:

Fiscal year shares issued	Shares issued pursuant to employment agreements	Shares issued pursuant to employment incentives	Average share price on the date of issuance	Aggregate value of shares issued pursuant to employment agreements	Aggregate value of shares issued pursuant to employment incentives	Deferred stock compensation

Prior to 2004	5	-	$11.00	$60	$-	$-
2004	32	15	12.93	411	193	175
2005	19	11	15.18	290	167	218
2006	8	8	16.01	129	130	181
2007	5	6	17.36	92	95	160

	69	40		$982	$585	$734

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the share value was determined to be equal to the last price at which the Company sold shares, prior to its listing on the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  The officers may receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $436, $267 and $178 were recorded in connection with the vesting of these shares, for the years ended December 31, 2007, 2006 and 2005, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2007
(In thousands, except per share data and square footage amounts)

(15)

Segment Reporting

The Company owns and acquires well located open air retail centers.  The Company currently owns interests in investment properties located in the States of Florida, Idaho, Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Nebraska, Ohio, Tennessee, Texas and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

The Company assesses and measures operating results on an individual property basis for each of its investment properties based on property net operating income.  Management internally evaluates the operating performance of the properties as a whole and does not differentiate properties by geography, size or type.  In accordance with the provisions of SFAS No. 131: Disclosure about Segments of an Enterprise and Related Information, each of the Company's investment properties is considered a separate operating segment.  However, under the aggregation criteria of SFAS No. 131 and as clarified in EITF Issue No. 14-10: Determining Whether to Aggregate Operating Segments that Do Not Meet the Quantitative Thresholds, the Company's properties are considered one reportable segment.

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

(17)

Subsequent Events

On January 10, 2008, the Company sold, through its joint venture with TMK Development, LTD, approximately 1.2 acres of vacant land for $1,500 to Fifth Third Bank.

On January 16, 2008, the Company purchased Fox Run Square from an unaffiliated third party for $23,150.  The purchase price was funded using cash and cash equivalents.  The property is located in Naperville, Illinois and contains 143,512 square feet of leasable area.  Its major tenants are Dominick's Finer Foods and Ace Hardware.

On January, 17, 2008, the Company paid a cash distribution of $0.08167 per share on the outstanding shares of its common stock to stockholders of record at the close of business on December 31, 2007.

On January 17, 2008, the Company announced that it had declared a cash distribution of $0.08167 per share on the outstanding shares of its common stock.  This distribution was payable on February 19, 2008 to the stockholders of record at the close of business on January 31, 2008.

On February 13, 2008, the Company sold an investment property in Decatur, Illinois, previously leased to Walgreens, for $360.

On February, 19, 2008, the Company paid a cash distribution of $0.08167 per share on the outstanding shares of its common stock to stockholders of record at the close of business on January 31, 2008.

On February 19, 2008, the Company announced that it had declared a cash distribution of $0.08167 per share on the outstanding shares of its common stock.  This distribution is payable on March 17, 2008 to the stockholders of record at the close of business on February 29, 2008.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2007
(In thousands, except per share data and square footage amounts)

(18)

Quarterly Operating Results (unaudited)

The following represents results of operations for the quarters during the years 2007 and 2006:

	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007

Total revenue	$45,901	45,440	45,548	48,084
Income from continuing operations	9,964	10,030	9,354	11,721
Net income	11,386	10,032	10,705	11,693
Income from continuing operations per common share, basic and diluted	0.16	0.15	0.14	0.18
Net income per common share, basic and diluted	0.18	0.15	0.16	0.18

	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006

Total revenue	$43,266	44,243	44,512	43,739
Income from continuing operations	7,903	10,585	9,674	9,960
Net income	8,440	14,626	12,242	9,876
Income from continuing operations per common share, basic and diluted	0.12	0.16	0.14	0.15
Net income per common share, basic and diluted	0.12	0.22	0.18	0.15

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2007

    Initial Cost

Gross amount at which carried

          (A)

          at end of period(B)

	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and Improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq
Single-user Retail

AT&T Davenport Davenport, IA	$9,182	1,976	13,524	(1,625)	1,976	11,899	13,875	-	2007	12/07
AT&T Evansville Evansville, IN	9,369	2,521	13,295	(1,901)	2,521	11,394	13,915	-	1996	12/07
AT&T Joplin Joplin, MO	7,699	1,209	11,791	(1,511)	1,209	10,280	11,489	-	2007	12/07
Bally's Total Fitness St. Paul, MN	3,145	1,298	4,612	-	1,298	4,612	5,910	1,517	1988	09/99
Carmax Schaumburg, IL	11,730	7,142	13,460	1	7,142	13,461	20,603	4,076	1998	12/98
Carmax Tinley Park, IL	9,450	6,789	12,112	5	6,789	12,117	18,906	3,669	1998	12/98
Circuit City Traverse City, MI	1,688	1,123	1,779	-	1,123	1,779	2,902	546	1998	01/99
Cub Foods Arden Hills, MN	-	1,754	7,966	(784)	1,754	7,182	8,936	960	2003	03/04
Cub Foods Buffalo Grove, IL	-	1,426	5,925	4	1,426	5,929	7,355	1,892	1999	06/99
Cub Foods Hutchinson, MN	-	875	4,589	(68)	875	4,521	5,396	831	1999	01/03
Cub Foods Indianapolis, IN	2,255	2,183	3,561	-	2,183	3,561	5,744	1,366	1991	03/99
Cub Foods Plymouth, MN	2,732	1,551	3,916	-	1,551	3,916	5,467	1,275	1991	03/99
Disney Celebration, FL	-	2,175	25,354	(247)	2,175	25,107	27,282	4,533	1995	07/02
Dominick's Countryside, IL	-	1,375	925	-	1,375	925	2,300	367	1975	12/97
Dominick's Glendale Heights, IL	-	1,265	6,943	9	1,265	6,952	8,217	2,543	1997	09/97
Dominick's Hammond, IN	4,100	825	8,026	-	825	8,026	8,851	2,505	1999	05/99
Dominick's Schaumburg, IL	-	2,294	8,393	2	2,294	8,395	10,689	2,962	1996	05/97
Eckerd Drug Store Chattanooga, TN	1,700	1,023	1,365	(19)	1,023	1,346	2,369	288	1999	05/02
Hollywood Video Hammond, IN	882	405	946	3	405	949	1,354	287	1998	12/98
Home Goods Coon Rapids, MN	-	915	3,768	(401)	915	3,367	4,282	252	1998	10/05

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2007

    Initial Cost

Gross amount at which carried

          (A)

          at end of period(B)

	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and Improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq
Single-user Retail

Michael's Coon Rapids, MN	$-	877	1,967	(35)	877	1,932	2,809	354	2001	07/02
Petsmart Gurnee, IL	-	915	2,389	-	915	2,389	3,304	531	1997	04/01
Riverdale Commons Outlot Coon Rapids, MN	-	545	603	2	545	605	1,150	219	1999	03/00
Roundy's – Waupaca Waupaca, WI	-	1,196	6,942	(925)	1,196	6,017	7,213	367	2002	03/06
Springbrook Market West Chicago, IL	-	1,980	4,325	294	1,980	4,619	6,599	1,675	1990	01/98
Staples Freeport, IL	1,730	725	1,970	-	725	1,970	2,695	714	1998	04/98
Tweeter Schaumburg, IL	-	1,215	1,273	-	1,215	1,273	2,488	409	1998	09/99
Verizon Wireless Joliet, IL	-	170	883	3	170	886	1,056	316	1995	05/97
Walgreens Decatur, IL	-	78	1,131	(362)	78	769	847	487	1988	01/95
Walgreens Jennings, MO	570	666	1,748	298	666	2,046	2,712	352	1996	10/02

Neighborhood Retail Centers

22nd Street Plaza Oak Brook, IL	988	750	1,230	780	750	2,010	2,760	674	1985	11/97
Aurora Commons Aurora, IL	8,000	3,220	8,284	638	3,220	8,922	12,142	3,571	1988	01/97
Berwyn Plaza Berwyn, IL	709	769	1,078	35	769	1,113	1,882	361	1983	05/98
Big Lake Town Square Big Lake, MN	6,250	1,978	8,028	(334)	2,136	7,536	9,672	542	2005	01/06
Brunswick Market Center Brunswick, OH	7,130	1,516	11,193	2,113	1,552	13,270	14,822	2,308	1997 1998	12/02
Byerly's Burnsville Burnsville, MN	2,916	1,707	4,145	1,963	1,707	6,108	7,815	1,968	1988	09/99
Caton Crossing Plainfield, IL	7,425	2,412	11,026	(2,206)	2,412	8,820	11,232	1,515	1998	06/03
Cliff Lake Center Eagan, MN	-	2,517	3,057	646	2,517	3,703	6,220	1,394	1988	09/99

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2007

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Downers Grove Market Downers Grove, IL	$12,500	6,224	11,617	431	6,224	12,048	18,272	4,287	1998	03/98
Eagle Crest Naperville, IL	-	1,879	2,938	690	1,879	3,628	5,507	1,392	1991	03/95
Eastgate Shopping Center Lombard, IL	3,610	4,252	2,570	2,317	4,252	4,887	9,139	1,812	1959	07/98
Edinburgh Festival Brooklyn Park, MN	4,625	2,214	6,366	29	2,225	6,384	8,609	2,132	1997	10/98
Elmhurst City Center Elmhurst, IL	2,514	2,050	2,739	886	2,050	3,625	5,675	1,454	1994	02/98
Gateway Square Hinsdale, IL	5,265	3,046	3,899	794	3,046	4,693	7,739	1,513	1985	03/99
Goodyear Montgomery, IL	-	315	831	29	315	860	1,175	349	1991	09/95
Grand and Hunt Club Gurnee, IL	1,796	970	2,623	61	970	2,684	3,654	994	1996	12/96
Greenfield Commons Aurora, IL	3,720	1,909	4,091	(577)	1,909	3,514	5,423	20	2006	10/07
Hartford Plaza Naperville, IL	-	990	3,424	231	990	3,655	4,645	1,504	1995	09/95
Hawthorn Village Vernon Hills, IL	4,280	2,619	5,888	952	2,635	6,824	9,459	2,473	1979	08/96
Hickory Creek Marketplace Frankfort, IL	5,750	1,797	7,253	95	1,797	7,348	9,145	2,181	1999	08/99
High Point Center Madison, WI	5,361	1,450	8,813	497	1,450	9,310	10,760	3,053	1984	04/98
Homewood Plaza Homewood, IL	1,013	535	1,398	208	535	1,606	2,141	571	1993	02/98
Iroquois Center Naperville, IL	8,750	3,668	8,274	1,426	3,668	9,700	13,368	3,375	1983	12/97
Mallard Crossing Elk Grove Village, IL	-	1,779	6,332	287	1,796	6,602	8,398	2,452	1993	05/97
Maple Grove Retail Maple Grove, MN	4,050	2,173	5,758	993	2,085	6,839	8,924	2,194	1998	09/99
Medina Marketplace Medina, OH	5,250	2,769	6,846	(46)	2,769	6,800	9,569	1,144	56/99	12/02
Mundelein Plaza Mundelein, IL	-	596	3,966	(2,581)	596	1,385	1,981	530	1990	03/96

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2007

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Nantucket Square Schaumburg, IL	$2,020	1,908	2,376	443	1,908	2,819	4,727	1,028	1980	09/95
Niles Shopping Center Niles, IL	-	850	2,408	488	850	2,896	3,746	949	1982	04/97
Northgate Shopping Sheboygan, WI	6,185	666	9,051	(1,054)	666	7,997	8,663	776	2003	04/05
Oak Forest Commons Oak Forest, IL	6,618	2,796	9,030	661	2,796	9,691	12,487	3,353	1998	03/98
Oak Forest Commons Ph III Oak Forest, IL	-	205	907	25	205	932	1,137	334	1999	06/99
Oak Lawn Town Center Oak Lawn, IL	-	1,384	1,034	-	1,384	1,034	2,418	296	1999	06/99
Orland Greens Orland Park, IL	3,550	1,246	3,876	1,112	1,246	4,988	6,234	1,619	1984	09/98
Orland Park Retail Orland Park, IL	625	461	796	(23)	461	773	1,234	289	1997	02/98
Park Square Brooklyn Park, MN	10,000	4,483	5,159	5,999	4,483	11,158	15,641	1,615	1986 1988	08/02
Park St. Claire Schaumburg, IL	-	320	987	8	320	995	1,315	365	1994	12/96
Plymouth Collection Plymouth, MN	5,180	1,459	5,175	141	1,459	5,316	6,775	1,757	1999	01/99
Quarry Outlot Hodgkins, IL	-	522	1,278	176	522	1,454	1,976	484	1996	12/96
River Square Shopping Ctr Naperville, IL	6,425	2,853	3,125	588	2,853	3,713	6,566	1,323	1988	06/97
Riverplace Center Noblesville, IN	3,290	1,592	4,487	60	1,592	4,547	6,139	1,442	1992	11/98
Rose Plaza Elmwood Park, IL	2,670	1,530	1,853	813	1,530	2,666	4,196	1,032	1997	11/98
Rose Plaza East Naperville, IL	1,086	825	1,365	45	825	1,410	2,235	460	1999	01/00
Rose Plaza West Naperville, IL	1,382	989	1,790	16	989	1,806	2,795	571	1997	09/99
Schaumburg Plaza Schaumburg, IL	3,819	2,446	4,566	443	2,470	4,985	7,455	1,651	1994	06/98
Shannon Square Shoppes Arden Hills, MN	-	1,253	5,687	(980)	1,253	4,707	5,960	588	2003	06/04

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2007

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Shingle Creek Brooklyn Center, MN	$1,735	1,228	2,262	470	1,228	2,732	3,960	946	1986	09/99
Shops at Coopers Grove Country Club Hills, IL	2,900	1,401	4,418	92	1,398	4,513	5,911	1,580	1991	01/98
Six Corners Chicago, IL	3,100	1,440	4,533	1,687	1,440	6,220	7,660	2,028	1966	10/96
St. James Crossing Westmont, IL	3,848	2,611	4,887	315	2,611	5,202	7,813	1,790	1990	03/98
Stuart's Crossing St. Charles, IL	7,000	4,234	7,503	1,600	4,234	9,103	13,337	3,044	1999	08/98
Terramere Plaza Arlington Heights, IL	2,203	1,435	2,970	595	1,435	3,565	5,000	1,142	1980	12/97
Townes Crossing Oswego, IL	6,000	3,059	7,904	1,529	2,872	9,620	12,492	1,919	1988	08/02
V. Richard's Plaza Brookfield, WI	8,000	4,798	8,759	1,109	4,658	10,008	14,666	3,218	1985	02/99
Wauconda Crossing Wauconda, IL	-	3,587	10,364	(1,567)	3,587	8,797	12,384	432	1997	08/06
Wauconda Shopping Center Wauconda, IL	1,334	455	2,068	999	455	3,067	3,522	885	1988	05/98
West River Crossing Joliet, IL	3,500	2,317	3,320	(53)	2,317	3,267	5,584	1,078	1999	08/99
Western & Howard Chicago, IL	993	440	1,523	224	440	1,747	2,187	535	1985	04/98
Wilson Plaza Batavia, IL	650	310	995	67	310	1,062	1,372	407	1986	12/97
Winnetka Commons New Hope, MN	2,234	1,597	2,859	317	1,597	3,176	4,773	1,207	1990	07/98
Wisner/Milwaukee Plaza Chicago, IL	975	529	1,383	177	529	1,560	2,089	490	1994	02/98
Woodland Heights Streamwood, IL	3,940	2,976	6,652	716	2,976	7,368	10,344	2,469	1956	06/98

Community Centers

Apache Shoppes Rochester, MN	-	1,791	9,518	(34)	1,947	9,328	11,275	327	2005	12/06
Bergen Plaza Oakdale, MN	9,142	5,347	11,700	1,006	5,347	12,706	18,053	4,275	1978	04/98

INLAND REAL ESTATE CORPORATION

(Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2007

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Community Centers

Bohl Farm Marketplace Crystal Lake, IL	$7,833	5,800	9,889	15	5,800	9,904	15,704	2,480	2000	12/00
Burnsville Crossing Burnsville, MN	2,858	2,061	4,667	1,864	2,061	6,531	8,592	1,801	1989	09/99
Chestnut Court Darien, IL	8,619	5,720	10,275	1,363	5,720	11,638	17,358	4,024	1987	03/98
Delavan Crossing Delavan, WI	5,775	1,575	8,050	(1,013)	1,575	7,037	8,612	165	2006	05/07
Fashion Square Skokie, IL	6,200	2,394	6,822	1,646	2,394	8,468	10,862	2,639	1984	12/97
Fashion Square II Skokie, IL	-	878	2,757	(330)	878	2,427	3,305	251	1984	11/04
Four Flaggs Niles, IL	11,844	5,890	12,515	9,674	8,488	19,591	28,079	3,226	73/98	11/02
Four Flaggs Annex Niles, IL	-	1,122	2,333	(160)	1,122	2,173	3,295	380	1973	11/02
Lake Park Plaza Michigan City, IN	6,490	3,253	8,878	1,399	3,253	10,277	13,530	3,520	1990	02/98
Park Center Plaza Tinley Park, IL	14,090	5,363	9,610	(239)	5,514	9,220	14,734	3,287	1988	12/98
Quarry Retail Minneapolis, MN	15,800	7,762	23,603	1,380	7,762	24,983	32,745	7,747	1997	09/99
Springboro Plaza Springboro, OH	5,510	1,079	8,229	121	1,079	8,350	9,429	2,615	1992	11/98
Two Rivers Plaza Bolingbrook, IL	4,620	1,820	4,990	596	1,820	5,586	7,406	2,001	1994	10/98
Village Ten Coon Rapids, MN	8,500	4,490	11,618	(824)	4,490	10,794	15,284	1,642	2002	08/03
Woodland Commons Buffalo Grove, IL	11,000	5,338	15,410	1,706	5,338	17,116	22,454	5,423	1991	02/99

Power Centers

Baytowne Square/Shoppes Champaign, IL	8,720	3,821	8,853	168	3,821	9,021	12,842	3,038	1993	02/99
Crystal Point Shopping Crystal Lake, IL	20,100	7,290	29,463	(7,058)	7,290	22,405	29,695	2,786	76/98	07/04
Deer Trace Kohler, WI	7,400	1,622	11,921	(100)	1,622	11,821	13,443	2,170	2000	07/02

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2007

        Initial Cost

Gross amount at which carried

          (A)

           at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Power Centers

Deer Trace II Kohler, WI	$-	925	3,683	(366)	925	3,317	4,242	505	03/04	08/04
Joliet Commons Joliet, IL	-	4,089	15,684	558	4,089	16,242	20,331	6,024	1995	10/98
Joliet Commons Ph II Joliet, IL	2,400	811	3,990	318	811	4,308	5,119	1,188	1999	02/00
Lansing Square Lansing, IL	11,125	4,075	12,179	802	4,049	13,007	17,056	4,841	1991	12/96
Mankato Heights Mankato, MN	8,910	2,332	14,082	1,128	2,332	15,210	17,542	2,820	2002	04/03
Maple Park Place Bolingbrook, IL	12,500	3,666	11,669	5,497	3,666	17,166	20,832	6,799	1992	01/97
Naper West Naperville, IL	7,695	5,335	9,585	447	5,335	10,032	15,367	3,724	1985	12/97
Naper West Ph II Naperville, IL	-	1,116	2,000	1,370	1,116	3,370	4,486	924	1985	10/02
Park Avenue Center Highland Park, IL	-	3,200	6,607	8,969	3,200	15,576	18,776	1,711	1996	05/06
Park Place Plaza St. Louis Park, MN	6,500	4,256	8,575	54	4,256	8,629	12,885	2,807	1997	09/99
Pine Tree Plaza Janesville, WI	11,000	2,889	15,653	(312)	2,889	15,341	18,230	4,741	1998	10/99
Riverdale Commons Coon Rapids, MN	9,850	4,324	15,132	36	4,324	15,168	19,492	4,900	1998	09/99
Rivertree Court Vernon Hills, IL	17,548	8,652	22,902	2,727	8,652	25,629	34,281	9,404	1988	07/97
Rochester Marketplace Rochester, MN	5,885	2,043	8,859	(240)	2,043	8,619	10,662	1,472	2001 / 2003	09/03
Salem Square Countryside, IL	3,130	1,735	4,449	1,062	1,735	5,511	7,246	2,145	1973	08/96
Schaumburg Promenade Schaumburg, IL	11,640	6,562	12,742	516	6,562	13,258	19,820	3,810	1999	12/99
Shakopee Outlot Shakopee, MN	-	865	1,939	330	865	2,269	3,134	48	2007	10/07
Shakopee Valley Shakopee, MN	7,500	2,964	12,022	(253)	2,964	11,769	14,733	1,995	00/01	12/02
Shoppes at Grayhawk Omaha, NE	17,986	10,581	16,525	(820)	10,754	15,532	26,286	1,113	01/02	02/06

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2007

        Initial Cost

Gross amount at which carried

          (A)

           at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Power Centers

Shops at Orchard Place Skokie, IL	$22,500	16,301	28,626	(2,113)	16,301	26,513	42,814	4,627	2000	12/02
University Crossing Mishawaka, IN	8,800	4,392	11,634	(1,201)	4,392	10,433	14,825	1,475	2003	10/03
Woodfield Plaza Schaumburg, IL	12,050	4,612	15,140	1,060	4,609	16,197	20,806	5,388	1992	01/98

Total	$600,916	334,941	921,276	51,087	337,834	969,464	1,307,298	250,416

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2007, 2006 and 2005

Notes:

(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)

The aggregate cost of real estate owned at December 31, 2007 and 2006 for federal income tax purposes was approximately $1,375,219 and $1,303,499, (unaudited,) respectively.

(C)

Adjustments to basis include additions to investment properties net of payments received under master lease agreements.  The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  U.S. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2007, the Company had one investment property, Ravinia Plaza, located in Orland Park, IL, that was subject to a master lease agreement.

(D)

Not included in the encumbrance, land and improvements, building and improvements, and accumulated depreciation totals is Orland Park Place Outlots, which consists of ground leases only.  As of December 31, 2007, these amounts are $5,764, $9,970, $767, and $17, respectively.

(E)

Reconciliation of real estate owned:

	2007	2006	2005

Balance at beginning of year	$1,263,646	1,196,827	1,213,761
Butterfield/Kirk	(6,073)	-	-
Purchases of investment properties	64,052	94,190	146,897
Additions to investment properties, including amounts payable	10,542	28,248	13,215
Sale of investment properties	(13,299)	(17,973)	(27,673)
Contribution of investment properties to joint venture	-	(37,174)	(150,140)
Building impairment	(362)	-	-
Construction in progress	(401)	(387)	821
Interest on avoided cost	1,540	-	-
Payments received under master leases	(37)	(85)	(54)
Balance at end of year	$1,319,608	1,263,646	1,196,827

(F)

Reconciliation of accumulated depreciation:

	2007	2006	2005

Balance at beginning of year	$218,808	188,483	163,256
Depreciation expense	36,741	34,374	32,383
Accumulated depreciation on sale of investment property	(5,116)	(3,135)	(1,940)
Accumulated depreciation associated with contribution of assets to joint venture	-	(914)	(5,214)

Balance at end of year	$250,433	218,808	188,483

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting principles or practices, financial statement disclosure or auditing scope of procedure during 2007 or 2006.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management's evaluation as of December 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2007.

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

All internal control systems have inherent limitations and may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2008.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2008.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2008.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

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

(a)(1)

Financial Statements:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Balance Sheets December 31, 2007 and 2006

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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
(principal executive officer) and Director
Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ DANIEL L. GOODWIN	/s/ ROLAND W. BURRIS
By: Daniel L. Goodwin	By: Roland W. Burris
Title: Chairman of the Board	Title: Director
Date: February 27, 2008	Date: February 27, 2008

/s/ JOEL G. HERTER	/s/ HEIDI N. LAWTON
By: Joel G. Herter	By: Heidi N. Lawton
Title: Director	Title: Director
Date: February 27, 2008	Date: February 27, 2008

/s/ JOEL D. SIMMONS	/s/ THOMAS D'ARCY
By: Joel D. Simmons	By: Thomas D'Arcy
Title: Director	Title: Director
Date: February 27, 2008	Date: February 27, 2008

/s/ THOMAS H. MCAULEY	/s/ THOMAS MCWILLIAMS
By: Thomas H. McAuley	By: Thomas McWilliams
Title: Director	Title: Director
Date: February 27, 2008	Date: February 27, 2008

/s/ ROBERT D. PARKS	/s/ BRETT A. BROWN
By: Robert D. Parks	By: Brett A. Brown
Title: President, Chief Executive Officer and	Title: Chief Financial Officer (principal
Director (principal executive officer)	financial and accounting officer)
Date: February 27, 2008	Date: February 27, 2008

INLAND REAL ESTATE CORPORATION

Annual Report on Form 10-K

for the fiscal year ended December 31, 2007

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

Item No.

Description

3.1

Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2

Amended and Restated Bylaws of the Registrant (2)

4.1

Specimen Stock Certificate (3)

4.2

Amended and Restated Dividend Reinvestment Plan of the Registrant (4)

4.3

Inland Real Estate Corporation 4.625% Convertible Senior Notes Due 2026 Indenture dated as of November 13, 2006, LaSalle Bank National Association as Trustee (5)

4.4

Registration Rights Agreement dated as of November 13, 2006 between Inland Real Estate Corporation and several initial purchasers, for whom Wachovia Capital Markets LLC is acting as representative (6)

10.1

Credit Agreement, dated as of June 28, 2002, among Inland Real Estate Corporation as borrower, KeyBank National Association as administrative agent and co-lead arranger, Fleet National Bank as syndication agent and co-lead arranger, and the several lenders from time to time parties thereto (7)

10.2

Amended and Restated Credit Agreement, dated as of May 2, 2003, among Inland Real Estate Corporation as borrower, KeyBank National Association as administrative agent and lead arranger, and the several lenders from time to time parties thereto (8)

10.3.1

Second Amended and Restated Credit Agreement dated as of April 22, 2005 among Inland Real Estate Corporation, as borrower and KeyBank National Association as administrative agent, KeyBanc Capital Markets as co-lead arranger, Bank of America N.A. as syndication agent, Banc of America Securities LLC as co-lead arranger, LaSalle Bank National Association as co-documentation agent, Eurohypo AG New York as co-documentation agent and the several lenders from time to time parties hereto as lenders (9)

10.3.2

First Amendment to Second Amended and Restated Credit Agreement, dated as of September 27, 2006, among Inland Real Estate Corporation and KeyBank National Association and the Lenders (10)

10.3.3

Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 2, 2006, among Inland Real Estate Corporation and KeyBank National Association and the Lenders (11)

10.4

2005 Equity Award Plan (12)

10.5

Consulting Agreement between the Registrant and Robert D. Parks, dated as of July 1, 2000 (13)

10.6

Lock-Up Agreement, dated as of August 4, 2004, by and between Inland Real Estate Corporation, The Inland Group, Inc., Inland Mortgage Investment Corporation, Inland Real Estate Investment Corporation, Partnership Ownership Corporation, Daniel L. Goodwin, G. Joseph Cosenza and Robert D. Parks (14)

10.7

Termination and Release of Put Agreement, dated as of September 3, 2003, made by Inland Real Estate Corporation in favor of Fleet National Bank, as administrative agent (15)

10.8

Operating Agreement, dated as of October 8, 2004, among Inland Real Estate Corporation, The New York State Teachers' Retirement System, by and through its designated advisor, Morgan Stanley Real Estate Advisor, Inc., and IN Retail Manager, L.L.C. (16)

10.9

Contribution Agreement, dated as of October 8, 2004, by and between IN Retail Fund, L.L.C., Inland Real Estate Corporation and The New York State Teachers' Retirement System (17)

10.10

Property Acquisition Agreement, dated as of November 1, 2004, by and between Inland Real Estate Acquisitions, Inc. and Inland Real Estate Corporation (18)

10.11

Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2006 (19)

10.12

Employment Agreement between Inland Commercial Property Management, Inc. and D. Scott Carr, effective as of January 1, 2006 (20)

10.13

Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2006 (21)

10.14

Employment Agreement between Inland Commercial Property Management, Inc. and Kristi A. Rankin, effective as of January 1, 2006 (22)

10.15

Software and Consulting Shared Services Agreement, dated February 13, 2006, among Inland Computer Services, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., Inland Holdco Management LLC and Inland American Holdco Management LLC (23)

10.16

Limited Liability Company Agreement, dated as of September 5, 2006, among Inland Real Estate Corporation and Inland Real Estate Exchange Corporation (24)

10.17

Operating Agreement of Oak Property and Casualty LLC, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (25)

10.18

Oak Property and Casualty LLC Membership Participation Agreement, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (26)

10.19

Articles of Association of Oak Real Estate Association, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (27)

10.20

Agreement for the Contribution of Limited Liability Company Interests, dated as of October 10, 2006, among Inland Real Estate Corporation, Inland Venture Corporation and IRC-IREX Venture LLC (28)

10.21

Loan Participation Agreement, dated October 26, 2006, among Inland Real Estate Corporation and IA Orlando Sand LLC (29)

10.22

Employment Agreement between Inland Real Estate Corporation and Mark Zalatoris, effective as of January 1, 2007 (30)

10.23

Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2007 (31)

14.1

Code of Ethics (32)

21.1

Subsidiaries of the Registrant (*)

23.1

Consent of KPMG LLP, dated February 28, 2008 (*)

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

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.1

Lock-Up Agreement between Inland Real Estate Corporation and Daniel L. Goodwin, Inland Real Estate Investment Corporation, The Inland Group, Inc. and Inland Investment Stock Holding Company, dated May 9, 2007 (33)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 000-28382).

(2)

Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated November 9, 2007, as filed by the Registrant with the Securities and Exchange Commission on November 9, 2007 (file number 001-32185).

(3)

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

(10)

Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(11)

Incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(12)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 23, 2005, as filed by the Registrant with the Securities and Exchange Commission on June 28, 2005 (file number 001-32185).

(13)

Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated July 1, 2000, as filed by the Registrant with the Securities and Exchange Commission on July 14, 2000 (file number 000-28382).

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

(16)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A dated October 8, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 25, 2004 (file number 001-32185).

(17)

Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A dated October 8, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 22, 2004 (file number 001-32185).

(18)

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

(23)

Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(24)

Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(25)

Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(26)

Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(27)

Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(28)

Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(29)

Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(30)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 18, 2007, as filed by the Registrant with the Securities and Exchange Commission on April 23, 2007 (file number 001-32185).

(31)

Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated April 18, 2007, as filed by the Registrant with the Securities and Exchange Commission on April 23, 2007 (file number 001-32185).

(32)

Incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2004 (file number 000-28382).

(33)

Incorporated by reference to Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter period ended March 31, 2007, as filed by the Registrant with the Securities and Exchange Commission on May 10, 2007 (file number 001-32185).

(*)

Filed as part of this Annual Report on Form 10-K.