Form 10-Q
period 2008-03-31
INLAND REAL ESTATE CORP
filed 2008-05-09
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check One):  Large accelerated filer ☒ Accelerated filer ❑ Non-accelerated filer (do not check if a smaller reporting company) ❑ Smaller reporting company ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ❑ No ☒

As of May 8, 2008, there were 65,931,823 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(In thousands, except per share data)

	March 31, 2008 (unaudited)	December 31, 2007
Assets:
Investment properties:
Land	$348,709	347,804
Construction in progress	2,046	1,573
Building and improvements	936,895	970,231

	1,287,650	1,319,608
Less accumulated depreciation	257,635	250,433

Net investment properties	1,030,015	1,069,175

Cash and cash equivalents	23,587	18,378
Investment in securities	19,722	18,074
Accounts and mortgage receivable	70,290	63,986
Investment in and advances to unconsolidated joint ventures	108,901	103,952
Acquired lease intangibles, net	22,985	27,409
Deferred costs, net	9,388	9,592
Other assets	12,240	10,753

Total assets	$1,297,128	1,321,319

Liabilities:
Accounts payable and accrued expenses	$36,972	35,590
Acquired below market lease intangibles, net	3,383	3,429
Distributions payable	5,380	5,363
Mortgages payable	576,117	606,680
Line of credit	110,000	100,000
Convertible notes	180,000	180,000
Other liabilities	22,139	24,404

Total liabilities	933,991	955,466

Commitments and contingencies

Minority interest	2,420	2,494

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at March 31, 2008 and December 31, 2007	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 65,875 and 65,669 Shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	659	657
Additional paid-in capital (net of offering costs of $58,816)	618,176	615,298
Accumulated distributions in excess of net income	(253,957)	(248,262)
Accumulated other comprehensive loss	(4,161)	(4,334)

Total stockholders' equity	360,717	363,359

Total liabilities and stockholders' equity	$1,297,128	1,321,319

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Other Comprehensive Income
For the three months ended March 31, 2008 and 2007 (unaudited)
(In thousands except per share data)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Revenues
Rental income	$33,170	31,671
Tenant recoveries	15,459	14,745
Other property income	492	721
Fee income from unconsolidated joint ventures	1,016	656
Total revenues	50,137	47,793

Expenses:
Property operating expenses	9,198	7,916
Real estate tax expense	8,407	8,109
Depreciation and amortization	10,824	9,981
General and administrative expenses	3,053	3,325
Total expenses	31,482	29,331

Operating income	18,655	18,462

Other income	1,355	1,230
Gain on sale of joint venture interest	654	1,922
Interest expense	(11,749)	(11,416)
Minority interest	(113)	(108)
Income before equity in earnings of unconsolidated joint ventures, income tax expense of taxable REIT subsidiary and discontinued operations	8,802	10,090

Income tax expense of taxable REIT subsidiary	(243)	(434)
Equity in earnings on unconsolidated joint ventures	962	1,933
Income from continuing operations	9,521	11,589
Income from discontinued operations	907	104

Net income available to common stockholders	10,428	11,693

Other comprehensive income:
Unrealized gain (loss) on investment securities	561	(412)
Unrealized loss on derivative instruments	(388)	-

Comprehensive income	$10,601	11,281

Basic and diluted earnings available to common shares per weighted average common share:

Income from continuing operations	$0.15	0.18
Discontinued operations	0.01	-
Net income available to common stockholders per weighted average common share – basic and diluted	$0.16	0.18

Weighted average number of common shares outstanding – basic	65,749	65,040
Weighted average number of common shares outstanding – diluted	65,809	65,109

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statement of Stockholders' Equity
For the three months ended March 31, 2008 (unaudited)
(Dollars in thousands, except per share data)

Three months ended March 31, 2008
Number of shares
Balance at beginning of period	65,669
Shares issued from DRP	206
Balance at end of period	65,875

Common Stock
Balance at beginning of period	$657
Proceeds from DRP	2
Balance at end of period	659

Additional Paid-in capital
Balance at beginning of period	615,298
Proceeds from DRP	2,803
Amortization of stock compensation	75
Balance at end of period	618,176

Accumulated distributions in excess of net income
Balance at beginning of period	(248,262)
Net income available to common stockholders	10,428
Distributions declared	(16,123)
Balance at end of period	(253,957)

Accumulated other comprehensive income
Balance at beginning of period	(4,334)
Other comprehensive income	173
Balance at end of period	(4,161)

Total stockholders’ equity	$360,717

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2008 and 2007 (unaudited)

(In thousands)

	Three months ended March 31,2008	Three months ended March 31, 2007
Cash flows from operating activities:
Net income	$10,428	11,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,850	10,123
Non real estate depreciation and amortization	119	107
Amortization of deferred stock compensation	75	78
Amortization on acquired above market leases	170	175
Amortization on acquired below market leases	(188)	(261)
Gain on sale of investment properties	(830)	-
Realized gain on investment securities	(36)	-
Realized loss on investment securities	5	-
Minority interest	113	108
Equity in earnings from unconsolidated ventures	(962)	(1,933)
Gain on sale of joint venture interest	(654)	(1,922)
Straight line rental income	(16)	(139)
Provision for doubtful accounts	(109)	19
Amortization of loan fees	514	515
Distributions from unconsolidated joint ventures	119	1,904
Mortgage receivable	(723)	(130)
Changes in assets and liabilities:
Restricted cash	10	60
Accounts and rents receivable	(5,547)	(6,216)
Deposits and other assets	(1,106)	230
Accounts payable and accrued expenses	(1,134)	3,246
Accrued interest payable	2,157	2,062
Accrued real estate taxes	1,137	1,049
Security and other deposits	(98)	(14)
Prepaid rents and unearned income	324	1,349
Net cash provided by operating activities	14,618	22,103

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2008 and 2007 (unaudited)

(In thousands)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Cash flows from investing activities:
Restricted cash	$(350)	(1)
Escrows held for others	-	(43)
Proceeds from sale of joint venture interest	7,821	3,448
Purchase of investment securities	(1,178)	(86)
Sale of investment securities	123	372
Additions to investment properties, net of amounts payable	(2,906)	(5,580)
Rental income under master lease agreements	-	11
Purchase of investment properties	(22,482)	(75,101)
Purchase of furniture, fixtures and equipment	(16)	(2)
Purchase of computers and software	(107)	(1,526)
Proceeds from sale of investment properties, net	5,120	-
Distributions from unconsolidated joint ventures	10,583	10,169
Investment in unconsolidated joint ventures	(2,050)	(4,573)
Mortgages receivable	-	(945)
Leasing fees	(418)	(306)
Net cash used in investing activities	(5,860)	(74,163)

Cash flows from financing activities:
Proceeds from the DRP	2,805	1,636
Proceeds from exercise of options	-	4
Issuance of shares	-	48
Purchase of minority interest, net	-	(126)
Loan proceeds	23,300	53,810
Proceeds from unsecured line of credit	20,000	25,000
Repayments on unsecured line of credit	(10,000)	(8,000)
Loan fees	(111)	(589)
Other current liabilities	(1,411)	(601)
Distributions paid	(16,107)	(15,805)
Distributions to minority interest partners	(187)
Payoff of debt	(21,692)	(5,950)
Principal payments of debt	(146)	(202)
Net cash provided by (used in) financing activities	(3,549)	49,225

Net increase (decrease) in cash and cash equivalents	5,209	(2,835)

Cash and cash equivalents at beginning of period	18,378	27,569

Cash and cash equivalents at end of period	$23,587	24,734

Supplemental disclosure of cash flow information

Cash paid for interest	$12,143	8,846

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the "Company") for the year ended December 31, 2007, which are included in the Company's 2007 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

(1)

Organization and Basis of Accounting

The Company was formed on May 12, 1994 and collectively with its consolidated entities, is a publicly held real estate investment trust ("REIT") that owns, operates and develops (directly or through its unconsolidated entities) retail shopping centers.

The Company has qualified as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") for federal income tax purposes commencing with the tax year ending December 31, 1995.  So long as the Company qualifies for treatment as a REIT, it generally will not be subject to federal income tax to the extent it meets the requirements of the tests imposed by the Code.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

The Company engages in certain activities through Inland Venture Corporation (“IVC”), a wholly-owned taxable REIT subsidiary (“TRS”).  As such, the Company is subject to federal and state income taxes on the income from these activities.

The Company had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of March 31, 2008. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2008. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three months ended March 31, 2008 or in the consolidated balance sheets as of March 31, 2008. As of March 31, 2008, returns for the calendar years 2004 through 2007 remain subject to examination by U.S. and various state and local tax jurisdictions.

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

Certain reclassifications were made to the 2007 financial statements to conform to the 2008 presentation but have not changed the results of prior year.

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
March 31, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  The Company maintains its cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, the Company does not believe the risk is significant.

The Company capitalizes interest costs related to construction in progress and considers both interest paid on debt obtained to fund the project and the interest cost incurred during the period that could have been avoided.  The Company has recorded approximately $372 and $251 of capitalized interest related to certain of its development joint ventures for the three months ended March 31, 2008 and 2007, respectively.

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying consolidated financial statements as of and for the three months ended March 31, 2008 and 2007.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of March 31, 2008 and December 31, 2007, the Company held letters of credit for tenant security deposits totaling approximately $1,120.

A mortgage receivable is considered impaired in accordance with SFAS No. 114: "Accounting by Creditors for Impairment of a Loan."  Pursuant to SFAS No. 114, a mortgage receivable is impaired if it is probable that the Company will not collect all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  Based upon the Company’s judgement, no mortgages receivable were impaired as of March 31, 2008 and December 31, 2007.

Recent Accounting Principles

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R.  The Company was required to apply the guidance of SFAS 157 beginning January 1, 2008.  However, in November 2007 the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis was deferred for one year.  The adoption of SFAS 157 did not have a material effect on the Company's consolidated financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has elected not to adopt the fair value option for any such financial assets and liabilities.

The FASB has issued proposed FASB Staff Position No. APB-14a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “proposed FSP”) that would require, if ratified, separate accounting for the debt and equity components of convertible instruments. The proposed FSP would require that the debt component be valued based on the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The debt would subsequently be accreted to its par value over its expected life with a rate of interest being reflected in earnings that reflects the market rate at issuance. The proposed FSP, if ratified in the form expected, would be effective January 1, 2009 and would be applied retrospectively to both new and existing convertible instruments, including the convertible notes that the Company issued in November 2006.  At its March 26, 2008 meeting, the FASB reaffirmed the guidance of the proposed FSP and directed the staff to begin the balloting process for a final FSP, which is expected to be issued in its final form in May 2008.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 133”).  SFAS 161 will require entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the effect of SFAS 161.

(2)

Investment Securities

Investment in securities at March 31, 2008 and December 31, 2007 consist of preferred and common stock investments that are classified as available-for-sale securities and are recorded at fair value.  The Company acquires stock on margin.  The margin loan is subject to separate terms and conditions.  At March 31, 2008 and December 31, 2007 the loan balances were $8,636 and $10,047, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  The Company has recorded a net unrealized loss of $3,692 and $4,253 on the accompanying consolidated balances sheets as of March 31, 2008 and December 31, 2007, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the three months ended March 31, 2008 and 2007 resulted in gains on sale of $36 and $69, respectively, which are included in other income in the accompanying consolidated statements of operations and other comprehensive income.  Dividend income is recognized when received.

During the three months ended March 31, 2008, the Company realized a loss of $5 related to a decline in value of certain investment securities which were determined to be other than temporary and is included in other income in the accompanying consolidated statements of operations and other comprehensive income.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008 were as follows:

Less than 12 months	12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$9,585	(2,962)	2,545	(780)	12,130	(3,742)

Non-REIT Stock	$805	(100)	2,191	(543)	2,996	(643)

(3)

Unconsolidated Joint Ventures

Unconsolidated joint ventures are those where the Company is not the primary beneficiary of a variable interest entity or has substantial influence over but does not control the entity.  The Company accounts for its interest in these ventures using the equity method of accounting.  The Company’s profit/loss allocation percentage and related investment in each joint venture is summarized in the following table.

Venture Partner	Company's Profit/Loss Allocation Percentage at March 31, 2008 (a)	Investment in and advances to unconsolidated joint ventures at March 31, 2008	Investment in and advances to unconsolidated joint ventures at December 31, 2007

New York State Teachers' Retirement System	50%	$58,425	67,101
North American Real Estate, Inc.	45%	6,971	6,861
Oak Property and Casualty	33%	866	700
TMK Development	40%	5,266	5,580
Paradise Development Group, Inc.	15%	5,977	5,560
Pine Tree Institutional Realty, LLC	85%	10,089	9,684
Tucker Development Corporation	48%	6,868	7,028
Inland Real Estate Exchange Corporation	50%	14,439	1,438

Investment in and advances to joint ventures		$108,901	103,952

(a)

The profit/loss allocation percentage is allocated after the calculation of the Company's preferred return.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

The Company's proportionate share of the earnings or losses related to these ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes only its share of these fees in the accompanying consolidated statements of operations and other comprehensive income.  During the three months ended March 31, 2008 and 2007, the Company earned $1,016 and $656, respectively, in fee income from its unconsolidated joint ventures.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  Differences between the Company's investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the three months ended March 31, 2008 and 2007, the Company recorded $370 and $350, respectively, of amortization of this basis difference.

The Company guarantees certain portions of joint venture debt.  In accordance with FIN 45, the Company is required to estimate the fair value of these guarantees and record a corresponding liability.  The Company has determined these amounts were immaterial as of March 31, 2008 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

During the three months ended March 31, 2008, the Company's joint venture with TMK Development, sold a parcel of land to a third party for approximately $1,523.  The joint venture recorded a gain on sale of approximately $722.  The Company's pro rata share of this gain, including its preferred return, is $425, which is reflected in equity in earnings of unconsolidated joint ventures.

During the three months ended March 31, 2008, the Company did not acquire any investment properties on behalf of its joint venture with IREX.  The joint venture is in various stages of selling properties acquired in 2007 to TIC investors.  During the three months ended March 31, 2008, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales to the TIC investors, the Company recorded approximately $654 in gains, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income for the three months ended March 31, 2008.  No such gains were recorded during the three months ended March 31, 2007.

The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument.  The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose it to interest rate risk, and the derivative financial instrument will reduce that exposure.  The Company entered into three interest rate swap contracts through its unconsolidated joint ventures to limit its exposure to variable interest rates.  These derivative instruments were designated as cash flow hedges and therefore qualify for hedge accounting.  The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings.  The ineffective portion of the gain or loss is reported in earning immediately.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

The Company recorded its pro rata share of unrealized losses in the amount of $388 for the three months ended March 31, 2008, which is included as a component of other comprehensive income on the accompanying consolidated statements of operations and other comprehensive income and as a component of investments in and advances to joint ventures in the accompanying consolidated balance sheets.  No such losses were recorded during the three months ended March 31, 2007.  The following table presents pertinent information related to these interest rate swap contracts.

Notional Amount	Maturity Date	Swap Rate	Company's pro rata share	Total unrealized loss since inception

$20,329	February 27, 2009	4.92%	45%	$(291)
10,000	March 10, 2009	4.92%	45%	(148)
21,000	March 1, 2010	4.92%	48%	(567)

$51,329				$(1,006)

Summarized financial information for the unconsolidated joint ventures is as follows:

Balance Sheet:	March 31, 2008	December 31, 2007

Assets:
Investment in real estate, net	$650,727	689,307
Other assets	43,925	52,993

Total assets	$694,652	742,300

Liabilities:
Mortgage payable	$403,925	401,668
Other liabilities	37,198	46,282

Total liabilities	441,123	447,950

Total equity	253,529	294,350

Total liabilities and equity	$694,652	742,300

Investment in and advances to unconsolidated joint ventures	$108,901	103,952

Statement of Operations:	Three months ended March 31, 2008	Three months ended March 31, 2007

Total revenues	$18,211	17,539
Total expenses	(16,863)	(15,392)

Income from continuing operations	$1,348	2,147

Inland’s pro rata share of income from continuing operations (a)	$962	1,933

(a)

Included are certain basis differences that are being amortized.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

(4)

Fair Value Disclosures

The Company's valuation of marketable securities, which are considered to be available-for-sale, utilize unadjusted quoted prices determined by active markets for the specific securities the Company has invested in, and therefore fall into Level 1 of the fair value hierarchy. The Company's valuation of its derivative instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward curves.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair value measurements at March 31, 2008 using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Available for sale securities	$19,722
Total assets	$19,722

Derivative interest rate instruments liabilities (a)		$1,791
Total liabilities		$1,791

(a)

The derivative interest rate instruments are held through certain of the Company's unconsolidated joint ventures.  The amount in the above table reflects the entire liability of the instruments.  The Company's pro rata share of this liability is $837.

(5)

Mortgages Receivable

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with a wholly owned subsidiary of Tri-Land Properties, Inc., dated February 1, 2001.  The Company will continue to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The Company agreed to lend Tri-Land Properties, Inc. up to $21,500, plus accrued interest.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid currently and the remaining 3% to be accrued, with no additional interest, and paid upon maturity.  The loan matures on June 30, 2008.  As of March 31, 2008, the balance of this mortgage receivable was $22,719, including accrued interest.  The loan is secured by the investment property and Tri-Land Properties, Inc. has guaranteed $1,000 of this mortgage receivable.  The Company expects to receive the entire balance of the mortgage receivable upon maturity.  The Company recorded a deferred gain of $3,193 on the sale of its equity investment related to the previous joint venture agreement, as it did not qualify for gain recognition due to the lack of initial investment and continuing involvement.  Such amounts are included in other liabilities on the accompanying consolidated balance sheets.  Additionally, the Company recorded $453 and $370 of interest income for the three months ended March 31, 2008 and 2007, respectively and has increased the mortgage receivable balance for unpaid interest by $3,101 since inception.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

(6)

Transactions with Related Parties

During the three months ended March 31, 2008 and 2007, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing from, or through, affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $70 per hour and $80 per hour for consulting fees.  The Company continues to purchase these services from The Inland Group, Inc. and its affiliates and for the three months ended March 31, 2008 and 2007, these payments totaled $538 and $373 respectively.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the three months ended March 31, 2008 and 2007 were $137 and $85, respectively and are included in general and administrative expenses.  The Inland Group, Inc., through affiliates, owns approximately 12.0% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc. or its affiliates.

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with a wholly owned subsidiary of Tri-Land Properties, Inc., dated February 1, 2001.  The Company agreed to lend Tri-Land Properties, Inc. up to $21,500, plus accrued interest, for the development of the Century Consumer Mall in Merrillville, Indiana.  Richard Dube, the brother-in-law of Mr. Daniel Goodwin, one of the Company's directors, is the president and a principal owner of Tri-Land.  Reference is made to Note 5 for more information on the Company's mortgage receivable with Tri-Land.

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $45 and $40 for these services during the three months ended March 31, 2008 and 2007, respectively.

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

On September 5, 2006, IVC, a TRS previously formed by the Company, entered into a limited liability company agreement with IREX, a wholly-owned subsidiary of The Inland Group, Inc.  The resulting joint venture was formed to facilitate IVC's participation in tax-deferred exchange transactions pursuant to Section 1031 of the Internal Revenue Code using properties made available to the joint venture by IVC.  The Company executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  IVC will coordinate the joint venture's acquisition, property management and leasing functions, and will earn fees for services provided to the joint venture, including management and leasing fees, as well as acquisition fees, which will be split equally between IVC and IREX.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 (unaudited)
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

(7)

Discontinued Operations

During the three months ended March 31, 2008 and the year ended December 31, 2007, the Company sold a total of four investment properties.  For federal and state income tax purposes, certain of our sales qualified as tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions and would be included in other assets on the accompanying consolidated balance sheets.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Springhill Fashion Center	May 10, 2007	7,900	1,060	1,223	Yes
Maple Plaza	December 27, 2007	1,582	2,300	1,283	No
Walgreens - Decatur	February 13, 2008	-	282	(46)	No
Terramere Plaza	February 28, 2008	2,202	2,510	876	No

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of March 31, 2008, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at March 31, 2008 and December 31, 2007, the Company has recorded $504 and $429, respectively of assets related to discontinued operations and $246 and $304, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three months ended March 31, 2008 and 2007, the Company has recorded income from discontinued operations of $907 and $104, respectively, including gains on sale of $830 for the three months ended March 31, 2008.  No such gains were recorded during the three months ended March 31, 2007.

(8)

Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $16 and $139, respectively, for the three months ended March 31, 2008 and 2007, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $18,304 and $18,288 in related accounts and mortgage receivable as of March 31, 2008 and December 31, 2007, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

(9)

Mortgages Payable

Mortgage loans outstanding as of March 31, 2008 were $576,117 and had a weighted average interest rate of 5.18%.  Of this amount, $518,275 had fixed rates ranging from 3.99% to 9.25% and a weighted average fixed rate of 5.30% as of March 31, 2008.  The remaining $57,842 of mortgage debt represented variable rate loans with a weighted average interest rate of 4.11% as of March 31, 2008.  As of March 31, 2008, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through January 2018.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2012 and thereafter, based on debt outstanding at March 31, 2008 and weighted average interest rates for the debt maturing in each specified period.

	2008 (a)	2009	2010	2011	2012	Thereafter	Total
Maturing debt:
Fixed rate debt	$95,818	$25,782	$167,595	$100,674	$67,413	$60,993	518,275
Variable rate debt	-	23,300	28,342	-	-	6,200	57,842

Weighted average interest rate
Fixed rate debt	6.50%	6.43%	4.77%	4.59%	5.23%	5.66%	5.30%
Variable rate debt	-	4.20%	4.38%	-	-	2.48%	4.11%

(a)

The Company intends to replace these loans with new debt at market terms.

(10)

Line of Credit

On June 28, 2002, the Company entered into a $100,000 unsecured line of credit arrangement with KeyBank N.A. for a period of three years.  The funds from this line of credit are used to purchase additional investment properties.

On April 22, 2005, the Company completed a second amendment to this line of credit.  The aggregate commitment of the Company's line is $400,000, which includes a $250,000 accordion feature, and matures on April 22, 2008.  Reference is made to Note 16 for a discussion of the third amendment to our line of credit.  The Company pays interest only on draws under the line at the rate equal to 120 – 160 basis points over LIBOR.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In conjunction with this amendment, the Company paid approximately $541 in fees and costs.  The outstanding balance on the line of credit was $110,000 and $100,000 as of March 31, 2008 and December 31, 2007, respectively.

The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2008, the Company was in compliance with these covenants.

(11)

Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026, which included the exercise by the initial purchasers of their option to purchase an additional $10,000 to cover over-allotments.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

Interest on the notes is payable on May 15 and November 15 of each year beginning May 15, 2007.  The notes mature on November 15, 2026 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The earliest date these notes can be redeemed by holders is November 15, 2011.  Prior to November 21, 2011, the Company may not redeem the notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  However, on or after November 21, 2011, the Company may redeem the notes, in whole or in part, subject to the redemption terms in the note.  Following the occurrence of certain change in control transactions, the Company may be required to repurchase the notes in whole or in part for cash at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest.  At March 31, 2008, the Company has recorded $3,145 of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company's consolidated balance sheets at March 31, 2008.

Holders may convert their notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of notes the Company will deliver cash and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of March 31, 2008, for each $1 principal amount of notes was 48.2824 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

(12)

Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.

As of March 31, 2008, 69 shares of common stock issued pursuant to employment agreements were outstanding, of which 34 have vested.  Additionally, the Company issued 40 shares pursuant to employment incentives of which 15 have vested.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of March 31, 2008 and December 31, 2007, options to purchase 37 shares of common stock at exercise prices ranging from $10.45 to $19.96 per share were outstanding.  During the year ended December 31, 2007, options to purchase 6 shares were exercised by certain independent directors.  There were no options exercised during the three months ended March 31, 2008.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

The basic weighted average number of common shares outstanding were 65,749 and 65,040 for the three months ended March 31, 2008 and 2007, respectively.  The diluted weighted average number of common shares outstanding were 65,809 and 65,109 for the three months ended March 31, 2008 and 2007, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

(13)

Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers and employment incentives.  As of March 31, 2008, the Company has issued the following shares:

Fiscal year shares issued	Shares issued pursuant to employment agreements	Shares issued pursuant to employment incentives	Average share price on the date of issuance	Aggregate value of shares issued pursuant to employment agreements	Aggregate value of shares issued pursuant to employment incentives	Deferred stock compensation

Prior to 2004	5	-	$11.00	$60	$-	$-
2004	32	15	12.93	411	193	145
2005	19	11	15.18	290	167	195
2006	8	8	16.01	129	130	168
2007	5	6	17.36	92	95	151

	69	40		$982	$585	$659

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the share value was determined to be equal to the last price at which the Company sold shares, prior to its listing on the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  The officers may receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $54 and $138 were recorded in connection with the vesting of these shares, for the three months ended March 31, 2008 and 2007, respectively.

(14)

Segment Reporting

The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Florida, Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Nebraska, Ohio, Tennessee, and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

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
March 31, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

(16)

Subsequent Events

On April, 17, 2008, the Company sold Wilson Plaza, located in Batavia, Illinois for $1,735.

On April, 17, 2008, the Company paid a cash distribution of $0.08167 per share on the outstanding shares of its common stock to stockholders of record at the close of business on March 31, 2008.

On April 17, 2008, the Company announced that it had declared a cash distribution of $0.08167 per share on the outstanding shares of its common stock.  This distribution is payable on May 19, 2008 to the stockholders of record at the close of business on April 30, 2008.

On April 21, 2008, the Company amended its line of credit agreement with KeyBank N.A.  The line of credit has been extended to April 21, 2011.  The Company will pay interest only on draws under the line at the rate equal to 120 – 165 basis points over LIBOR.  The aggregate commitment of the Company's line is $300,000, which includes a $145,000 accordion feature.  In conjunction with this amendment, the Company paid approximately $1,000 in fees and costs.

On April 21, 2008, the Company announced the appointment of Thomas P. D'Arcy to non-executive Chairman of the Board of Directors, effective immediately. Mr. D'Arcy has served as an independent director and member of the audit committee since 2005. He assumes his new role from Daniel L. Goodwin, who has been Chairman since 2001. Mr. Goodwin will continue to serve as a director of the Company.  The Company also announced that Mark E. Zalatoris has been promoted to President and Chief Executive Officer of the Company, effective immediately. Mr. Zalatoris most recently served as Executive Vice President, Chief Operating Officer and Treasurer. He succeeds Robert D. Parks, who will remain on the board through the date of the 2008 annual shareholders meeting. Mr. Parks has chosen not to stand for re-election to the Board.

On May 1, 2008, the Company acquired, through its joint venture with IREX, an office building leased to The University of Phoenix, Inc. from an unaffiliated third party for $5,613.  The purchase price was funded using cash and cash equivalents.  The property is located in Merrillville, Indiana and contains 18,000 square feet of leasable area.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  Examples of factors which could affect our performance are set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 29, 2008, under the heading "Risk Factors."

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

•

a discussion of our results of operations, including changes in Funds From Operations ("FFO") from year to year and a discussion of the impact that inflation may have on our results; and

We have qualified as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") for federal income tax purposes commencing with the tax year ending December 31, 1995.  So long as we qualify for treatment as a REIT, we generally will not be subject to federal income tax to the extent we meet the requirements of the tests imposed by the Code.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through Inland Venture Corporation (“IVC”), a wholly-owned taxable REIT subsidiary (“TRS”).  As such, we are subject to federal and state income taxes on the income from these activities.

We had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of March 31, 2008.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2008. We have no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three months ended March 31, 2008 or in the consolidated balance sheets as of March 31, 2008. As of March 31, 2008, returns for the calendar years 2004 through 2007 remain subject to examination by U.S. and various state and local tax jurisdictions.

Executive Summary

We are an owner/operator of neighborhood, community, power, lifestyle and single tenant retail centers. We are a self-administered REIT incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  As of March 31, 2008, we owned interests in 146 investment properties, including those owned through our unconsolidated joint ventures.

Essentially all of our revenues and cash flows are generated by collecting rental payments from our tenants and from fee income received from our unconsolidated joint ventures.  Our goal is to continue increasing our revenues by acquiring additional investment properties and re-leasing those spaces that are vacant, or may become vacant, at existing properties, at more favorable rental rates.  During the three months ended March 31, 2008, we executed 16 new, 49 renewal and three non-comparable leases (new, previously unleased space), aggregating approximately 437,000 square feet on our wholly-owned portfolio.  The 16 new leases comprise approximately 65,000 square feet with an average rental rate of $17.76 per square foot, a 34.0% increase over the average expiring rate.  The 49 renewal leases comprise approximately 291,000 square feet with an average rental rate of $10.71 per square foot, a 9.5% increase over the average expiring rate.  The three non-comparable leases comprise approximately 81,000 square feet with an average base rent of $6.10.  During 2008, there are 147 leases expiring in our wholly-owned portfolio, which comprise approximately 547,000 square feet and account for approximately $7,463, or 5.3%, of our annualized base rent.  We will attempt to renew or re-lease these spaces at more favorable rental rates to provide increased cash flows.

We believe we have significant acquisition opportunities due to our reputation and our concentration of properties in the Chicago and Minneapolis-St. Paul metropolitan areas.  We will use cash provided by our Dividend Reinvestment Plan, draws on our line of credit and earnings we retain that are not distributed to our stockholders to purchase additional investment properties.  Additionally, we believe we have the ability to obtain financing proceeds of at least $131,981 from 40 currently unencumbered investment properties.  However, our outstanding debt may be limited under our KeyBank line of credit covenants, which may limit our ability to borrow funds.

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

We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance.  EBITDA is defined as earnings (losses) from operations, calculated in accordance with U.S. GAAP, excluding: (1) interest expense; (2) income tax benefit or expenses; (3) depreciation and amortization; and (4) gains (losses) on non-operating property.   By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and capital structure.  By excluding depreciation and amortization expense, we believe we can more accurately assess the operating performance of our portfolio.  Because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements, it neither reflects the amount of capital needed to maintain our properties nor reflects trends in interest costs due to changes in interest rates or increases in borrowing.  EBITDA should be considered only as a supplement to net earnings and may be calculated differently by other equity REITs.

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

Strategies and Objectives

Our primary business objective is to enhance the performance and value of our investment properties through management strategies that address the needs of an evolving retail marketplace.  Our success in operating our centers efficiently and effectively is, we believe, a direct result of our expertise in the acquisition, development/re-development, either directly or through a joint venture, management and leasing of our properties.  We focus on the following areas in order to achieve our objectives:

Acquisitions:

•

We seek to selectively acquire well located open air retail centers.

•

We acquire properties either without financing contingencies or by assuming existing debt to provide us with a competitive advantage over other potential purchasers requiring financing or financing contingencies.

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

•

We have formed joint ventures to acquire stabilized retail properties as well as properties to be redeveloped and vacant land to be developed.  We earn fees from the joint ventures by providing property management, acquisition and leasing services.

•

We have formed a joint venture to acquire properties that will ultimately be sold through an offering of tenant-in-common interests in properties to investors.  We earn fees from the joint venture by providing property management, acquisition and leasing services.

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

Development Joint Ventures

For ground-up developments, we are utilizing a disciplined partnership strategy designed to diversify our risk.  We believe that our in place development joint ventures are a productive use of our capital, providing accretive stabilized returns on development cost.  We believe the joint ventures we have formed with five established development teams are capital efficient, provide attractive returns, and provide us with the option to acquire finished assets at a discount to market value or to sell them for a profit.

•

TMK Development – Land sales, at Savannah Crossing (265,000 square feet of retail space planned), located in Aurora, Illinois, to Wal-Mart and a home developer enabled us to quickly recoup all of our initial investment, leaving the rest of the land free and clear for development.  We completed a pad sale to Fifth Third bank in January 2008.  Wal-Mart, which opened in the first quarter of 2008, and Walgreen's, scheduled to open in the fourth quarter of 2008, anchor the center.  Two multi-tenant buildings have been completed and are already significantly leased.

•

North American Real Estate - The North Aurora Towne Centre (805,000 square feet of retail space planned), located in North Aurora, Illinois, surrounds an existing center anchored by Target and JC Penney's. We have signed leases for several spaces in the multi-tenant buildings completed in 2007 and La Z Boy, a build-to-suit tenant opened in first quarter of 2008. We have a lease with Best Buy for another build-to-suit that we anticipate will open in 2008.  We are also currently negotiating several land parcel sales to retailers.  Phases one and two of the development are scheduled for completion in 2009 and Phase III is expected to be finished by year end 2010.

•

Tucker Development Corporation - The Shops at Lakemoor (535,000 square feet of retail space planned), located in Lakemoor, Illinois, is surrounded by well-established communities that we believe are currently "under-retailed."  We are currently negotiating letters of intent with a big-box anchor and a number of junior box anchors for this development.

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

o

Orchard Crossing (260,000 square feet of retail space planned) is located in Fort Wayne, Indiana.  In 2007, we completed a land sale of approximately 11 acres for $4.5 million to Target Corporation.  In addition, we have a signed lease with Gordman's for a 50,000 square foot build-to-suit at this location and letters of intent on another 40,000 square feet have been received from other retailers.  We expect to complete this development by the first half of 2009.

o

Lantern Commons (440,000 square feet of retail space planned) is located in Westfield, Indiana, which is a suburb of Indianapolis.  This is our newest acquisition with Pine Tree.  We expect to develop junior anchor box buildings, multi-tenant retail shop space plus out parcels for sale or ground lease. We are already negotiating with two national retailers to anchor the center and have received indications of interest from several junior anchors.

•

Paradise Development Group - Tuscany Village (330,000 square feet of retail space planned) is located in the Orlando area.  We are currently negotiating land sales contracts with a national discount grocer and two restaurant chains.  Two other national retailers are considering anchoring the project and we are negotiating letters of intent with a handful of junior box anchors.  The target completion date for this project is late 2009.

Acquisitions and Dispositions

During the three months ended March 31, 2008 and the year ended December 31, 2007, we completed the following acquisitions and dispositions:

Investment property acquisitions during the three months ended March 31, 2008 and the year ended December 31, 2007

Date	Property	City	State	GLA Sq.Ft.	Purchase Price	Financial Occupancy at time of Acquisition

01/16/08	Fox Run Square	Naperville	IL	143,512	$23,150	97%
12/27/07	AT&T (a)	Davenport	IA	75,000	15,500	100%
12/27/07	AT&T (a)	Evansville	IN	102,530	15,816	100%
12/27/07	AT&T (a)	Joplin	MO	75,000	13,000	100%
10/19/07	Greenfield Commons (a)	Aurora	IL	32,258	6,000	100%
08/31/07	Orland Park Place Outlots	Orland Park	IL	37,010	10,871	100%
05/18/07	Rainbow Foods (a)	West St. Paul	MN	61,712	6,850	100%
05/02/07	Apria Healthcare (a)	Schaumburg	IL	40,906	8,200	100%
05/01/07	Delavan Crossing (a)	Delavan	WI	60,930	9,625	100%
03/29/07	FMC Technologies (a)	Houston	TX	462,717	65,000	100%
01/30/07	Best Buy (a)	Burbank	IL	71,113	10,100	100%

				1,162,688	$184,112

(a)

These properties were acquired through our joint venture with IREX.

Development property acquisitions during the three months ended March 31, 2008 and the year ended December 31, 2007

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Purchase Price

12/21/07	Lantern Commons	Pine Tree Institutional Realty, LLC	Westfield	IN	63	$16,691
09/27/07	Southshore Shopping Center	Pine Tree Institutional Realty, LLC	Boise	ID	7	5,000
09/10/07	North Aurora Town Centre Phase III	North American Real Estate	North Aurora	IL	63	23,000
05/14/07	Shops at Lakemoor	Tucker Development Corporation	Lakemoor	IL	74	27,545
04/02/07	Orchard Crossing	Pine Tree Institutional Realty, LLC	Ft. Wayne	IN	32	11,945
02/23/07	Tuscany Village	Paradise Development Group, Inc.	Clermont	FL	53	12,326

					292	$96,507

Investment property dispositions during the three months ended March 31, 2008 and the year ended December 31, 2007

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain/Loss on Sale

03/31/08	Rainbow Foods (a)	West St. Paul	MN	61,712	$8,075	$-
03/27/08	Delavan Crossing (a)	Delavan	WI	60,930	11,070	-
03/21/08	FMC Technologies (a)	Houston	TX	462,717	71,900	-
02/28/08	Terramere Plaza	Arlington Heights	IL	40,965	5,300	876
02/13/08	Walgreens – Decatur	Decatur	IL	13,500	400	(46)
01/23/08	Apria Healthcare (a)	Schaumburg	IL	40,906	9,950	-
12/27/07	Maple Plaza	Downers Grove	IL	31,196	4,250	1,283
09/24/07	Best Buy (a)	Burbank	IL	71,113	11,495	-
05/11/07	Springhill Fashion Center	West Dundee	IL	125,198	9,312	1,223
04/27/07	Honey Creek Commons (a) (b)	Terra Haute	IN	179,100	26,416	172

				1,087,337	$158,168	$3,508

(a)

This property is included as a disposition as all of the TIC interests have been sold through our joint venture with IREX.

(b)

This property was contributed to our joint venture with IREX and the gain shown relates to our contribution of the property to the joint venture.  The gain is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.

Development property dispositions during the three months ended March 31, 2008 and the year ended December 31, 2007

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Sales Price

01/10/08	Savannah Crossing	TMK Development, Inc	Aurora	IL	1	$1,523
11/16/07	Orchard Crossing	Pine Tree Institutional Realty, LLC	Ft. Wayne	IN	11	4,500
03/07/07	Savannah Crossing	TMK Development, Inc	Aurora	IL	25	5,443

					37	$11,466

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

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and, if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  No such losses have been required or recorded in the accompanying financial statements as of and for the three months ended March 31, 2008 and 2007.

In determining the value of an investment property and whether the property is impaired, management considers several factors, such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age, physical condition and investor return requirements among others.  Market capitalization rates fluctuate based on factors such as interest rates.  An increase in capitalization rates might result in a market valuation lower than our original purchase price.  Additionally, we obtain an appraisal prepared by a third party at the time we purchase the investment property.  All of these factors are equally considered by management in determining the value of any particular property.  The value of any particular property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  Should the actual results differ from management's projections, the valuation could be negatively or positively affected.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as a component of amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of March 31, 2008, we had not allocated any amounts to customer relationships.

The valuation and possible subsequent impairment in the value of our investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

Cost Capitalization and Depreciation Policies.  We review all expenditures and capitalize any item that is deemed to be an upgrade or a tenant improvement.  If we capitalize more items, current depreciation expense will be higher; however, total current expenses would be lower.  Depreciation expense is computed using the straight-line method.  Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements, 15 years for site improvements and the remaining life of the related lease for tenant improvements.

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

If all of the above criteria are met, we classify the asset as held for sale.  On the day that these criteria are met, we suspend depreciation on the asset held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets that are held for sale are classified separately on the consolidated balance sheet for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented.

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

Tenant recoveries are primarily comprised of real estate tax and common area maintenance reimbursement income.  Real estate tax income is based on an accrual reimbursement calculated by tenant, based on an estimate of current year real estate taxes.  As actual real estate tax bills are received, we reconcile with our tenants and adjust prior year income estimates in the current period.  Common area maintenance income is accrued on actual common area maintenance expenses as incurred.  Annually, we reconcile with the tenants for their share of the expenses per their lease and we adjust prior year income estimates in the current period.

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

Investment in Securities.  We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at March 31, 2008 and December 31, 2007 consist of preferred and common stock investments that are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," or SFAS No. 115 and EITF 03-1, The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments, for an impaired security we consider whether we have the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and consider whether the evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee.

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at March 31, 2008 and December 31, 2007 were $23,587 and $18,378, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during the three months ended March 31, 2008 and 2007.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, we do not believe that the risk is significant.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), our draws on the line of credit with KeyBank N.A., which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  Our line of credit with KeyBank N.A. matured on April 22, 2008.  On April 21, 2008, we amended our line of credit with KeyBank and extended the maturity.  As of March 31, 2008, we had approximately $40,000 available under our $150,000 line of credit. If necessary, such as for new acquisitions, we believe we can generate cash flow by entering into financing arrangements or joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties, joint venture commitments and to repay draws on the line of credit.

Certain joint venture commitments require us to invest cash in properties under development and in properties that do not necessarily meet our investment criteria but which are offered for syndication through our joint venture with Inland Real Estate Exchange Corporation.  Capital could be committed for periods longer than expected if development timelines are longer or syndication velocity is slower than anticipated.

We invest in marketable securities of other REITs as well as non-REIT entities.  We had investments in securities of $19,722 at March 31, 2008, consisting of preferred and common stock investments.  During the three months ended March 31, 2008, we recorded accumulated other comprehensive income of $561 related to these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the three months ended March 31, 2008 and 2007, we realized gains on sale of $36 and 69, respectively.  Additionally, during the three months ended March 31, 2008, the Company realized a loss of $5 related to a decline in value of certain investment securities which were determined to be other than temporary.  The overall stock market and REIT stocks have declined over the last few months and although these investments have generated both current income and gain on sale during the three months ended March 31, 2008, there is no assurance that existing or future investments will generate any income or gains due to economic uncertainties that may occur in the future and they may generate a loss.  Declines in the value of our investment securities may also impact our ability to borrow on margin in the future.  As of March 31, 2008, our margin loan balance was $8,636.

As of March 31, 2008, we owned interests in 146 investment properties, including those owned through our unconsolidated joint ventures.  Of the 146 investment properties owned, 40 are currently unencumbered by any indebtedness.  These 40 investment properties are wholly-owned by us and are consolidated.  We generally limit our secured indebtedness to approximately 50% of the original purchase price, or current market value if higher, of the investment properties in the aggregate.  These 40 unencumbered investment properties were purchased for an aggregate purchase price of approximately $263,962 and we believe they would yield at least $131,981 in additional cash from financing, using this standard, assuming we are able to borrow using these properties as collateral on acceptable terms and conditions.  However, our outstanding debt may be limited by the covenants contained in our KeyBank line of credit.  In the aggregate, all of our 146 investment properties are currently generating sufficient cash flow from operations to pay our operating expenses, debt service requirements and distributions equal to $0.98 per share on an annual basis.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2012 and thereafter based on debt outstanding at March 31, 2008:

2008 (a)(b)	$205,818
2009	49,082
2010	195,937
2011(c)	280,674
2012	67,413
Thereafter	67,193

Total	$866,117

(a)

Included in the debt maturing during 2008 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2008, we were in compliance with these covenants.  On April 21, 2008, we amended our credit agreement with KeyBank NA and extended the maturity date to April 21, 2011.

(b)

Approximately $95,818 of the Company's mortgages payable mature during 2008.  The Company intends to replace these loans with new debt at market terms.

(c)

Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed.

The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2008 and 2007:

	2008	2007

Net cash provided by operating activities	$14,618	22,103

Net cash used in investing activities	$(5,860)	(74,163)

Net cash provided by (used in) financing activities	$(3,549)	49,225

Statements of Cash Flows

2008 Compared to 2007

Net cash provided by operating activities during the three months ended March 31, 2008 decreased $7,485, as compared to the three months ended March 31, 2007.  This decrease was primarily the result of the payment of larger common area maintenance expenses on our investment properties during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.  Additionally, we received less operating distributions from our unconsolidated joint ventures and received less prepaid rent during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.  This decrease was offset by an increase in cash flows from operations generated by properties acquired during 2008 and 2007.

Net cash used in investing activities decreased $68,303 as we acquired one investment property during the three months ended March 31, 2008 at a cost of $22,482 and completed $2,906 in additions to our investment properties, as compared to the acquisition of two investment properties for our joint venture with Inland Real Estate Exchange Corporation ("IREX") during the three months ended March 31, 2007 at a cost of $75,101 and completed $5,580 in additions to our investment properties.  Additionally, we invested less in our unconsolidated joint ventures, spent less on the purchase of computers and software and received $5,120 in proceeds from the sale of investment properties, compared to no proceeds received during the three months ended March 31, 2007.

Net cash used in financing activities was $3,549 for the three months ended March 31, 2008, as compared to net cash provided by financing activities of $49,225 for the three months ended March 31, 2007.  The primary reason for this increase in cash used was net loan and line of credit proceeds of $11,608 received during the three months ended March 31, 2008, as compared to $64,860 during the three months ended March 31, 2007.

Results of Operations

Net income available to common stockholders and net income available to common stockholder per weighted average common share for the three months ended March 31, 2008 and 2007 are summarized below:

	Three months ended March 31, 2008	Three months ended March 31, 2007

Net income available to common stockholders	$10,428	11,693

Net income available to common stockholders per weighted average common share – basic and diluted	$0.16	0.18

Weighted average number of common shares outstanding – basic	65,749	65,040

Weighted average number of common shares outstanding – diluted	65,809	65,109

Net income decreased $1,265 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.  The decrease in net income is primarily due to two transactions that occurred during the three months ended March 31, 2007.  First, we sold our interest in our joint venture with Crow Holdings Managers, LLC which resulted in a gain of approximately $1,900.  Second, we sold an undeveloped land parcel through one of our development joint ventures for a net gain after estimated 2007 tax of approximately $500.  Partially offsetting this decrease in net income is an increase in fee income generated from our unconsolidated joint ventures activity.

This section describes and compares our results of operations for the three months ended March 31, 2008 and 2007, respectively.  At March 31, 2008, we had ownership interests in 29 Single-user retail properties, 69 Neighborhood Retail Centers, 19 Community Centers, 28 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same three month periods during each year.  A total of 128 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.8 million square feet.  A total of two investment properties, those that have been acquired during the three months ended March 31, 2008 and the year ended December 31, 2007 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 78% of the square footage of our portfolio at March 31, 2008.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three months ended March 31, 2008 and 2007 along with reconciliation to income from continuing operations, calculated in accordance with U.S. GAAP.

	Three months ended March 31, 2008	Three months ended March 31, 2007
Rental income and tenant recoveries:
"Same store" investment properties, 128 properties
Rental income	$31,556	31,226
Tenant recovery income	15,248	14,745
Other property income	486	721
"Other investment properties”
Rental income	1,573	218
Tenant recovery income	211	-
Other property income	6	-
Total rental and additional rental income	$49,080	46,910

Property operating expenses:
"Same store" investment properties, 128 properties
Property operating expenses	$8,640	8,022
Real estate tax expense	8,276	8,109
"Other investment properties"
Property operating expenses	193	(103)
Real estate tax expense	131	-
Total property operating expenses	$17,240	16,028

Property net operating income
"Same store" investment properties	$30,374	30,561
"Other investment properties"	1,466	321
Total property net operating income	$31,840	30,882

Other income:
Straight-line income	24	142
Amortization of lease intangibles	17	85
Other income	1,355	1,230
Fee income from unconsolidated joint ventures	1,016	656
Gain on sale of joint venture interest	654	1,922

Other expenses:
Income tax expense of taxable REIT subsidiary	(243)	(434)
Bad debt expense	(365)	3
Depreciation and amortization	(10,824)	(9,981)
General and administrative expenses	(3,053)	(3,325)
Interest expense	(11,749)	(11,416)
Minority interest	(113)	(108)
Equity in earnings of unconsolidated ventures	962	1,933

Income from continuing operations	$9,521	11,589

On a "same store" basis, (comparing the results of operations of the investment properties owned during the three months ended March 31, 2008 with the results of the same investment properties during the three months ended March 31, 2007), property net operating income decreased $187 with total rental and additional rental income increasing $598 and total property operating expenses increasing $785 for the three months ended March 31, 2007.  Same store net operating income decreased for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007 due the impact of revenue, in particular real estate tax recovery, of the current location of certain big box vacancies.

Total rental and additional rental income for the three months ended March 31, 2008 and 2007 were $49,080 and $46,910 respectively.  The primary reason for the increase in rental and additional rental income for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007 was income received on our portfolio of "other investment properties."  Additionally, revenue on our "same store" investment properties increased due to positive leasing spreads.

Fee income from unconsolidated joint ventures increased $360 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.  This increase is due to acquisition fees earned on the properties acquired by our joint venture with IREX.

Total property operating expenses for the three months ended March 31, 2008 and 2007 were $17,240 and $16,028, respectively.  The increase in expenses is due primarily to an increase in common area maintenance expenses on our "same store" portfolio of properties, due in most part to higher snow removal costs in first quarter 2008, as compared to 2007.  Additionally, the increase is due to an increase in payroll and other payroll related items during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

General and administrative expenses decreased $272, for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, respectively.  The decrease is due to costs incurred during the three months ended March 31, 2007, on potential transactions no longer being pursued.  Offsetting these decreases in general and administrative expenses are increases in marketing costs due to new signage for our properties and the redesign of our website.  Additionally, office rent increased due to occupying more office space to accommodate our growth.

Gain on sale of joint venture interests decreased $1,268.  During the three months ended March 31, 2008, we recorded gains of $654 in connection with our joint venture with IREX.  During the three months ended March 31, 2007, we recorded a gain of $1,922 in connection with the sale of our interest in our joint venture with Crow Holdings Managers, LLC.

Interest expense increased $333 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.  This is a result of an increase in interest on our line of credit with KeyBank NA due to larger balances maintained during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.  This increase is offset by a decrease in interest on our mortgages payable due to decreased amounts of outstanding debt and lower interest rates on our mortgages which bear interest at variable rates.

Equity in earnings of unconsolidated joint ventures decreased $971 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.  This decrease is due primarily to a land sale gain during the three months ended March 31, 2007 in which we recorded a gain of approximately $1,188 through one of our unconsolidated joint ventures.  During the three months ended March 31, 2008, we recorded a gain from land sales in the amount of $425 through the same unconsolidated joint venture.

In February 2008, Wickes Furniture, a tenant at five of our investment properties filed for bankruptcy and is liquidating.  Two of the locations are at investment properties owned through our unconsolidated joint ventures.  All leases were rejected and the locations have closed.  Wickes Furniture represented approximately one percent of our total base rent in 2007.  We are actively marketing these spaces to release them when vacated by the tenant in a timely fashion in order to limit the potential lost revenue.  A lease has already been signed for the Minnesota location.  The new lease is for a higher rental rate per square foot and we are expanding the gross leasable area at that location by 7,000 square feet.

In April 2008, Linens N Things, a tenant at three of our investment properties filed for bankruptcy.  We have been notified that two of these locations, one in Schaumburg, Illinois and one in Rochester, Minnesota, will be closing, but the leases have not yet been rejected.  These two closing locations account for less than one percent of our total current base rent.

Captive Insurance

We are a member of a limited liability company formed as an insurance association captive (the "Captive"), which is owned in equal proportions with two other REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc., and us.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  The Captive was formed to initially insure/reimburse the members' deductible obligations for the first $100 of property insurance and $100 of general liability insurance.  We entered into the Captive to stabilize our insurance costs, manage our exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a variable interest entity ("VIE") as defined in FIN 46R and we are not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.  We were not required to make additional capital contributions to this entity during the three months ended March 31, 2008 and the year ended December 31, 2007.

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

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Unconsolidated joint ventures are those where we are not the primary beneficiary of a VIE or have substantial influence over but do not control the entity.  We account for our interest in these ventures using the equity method of accounting.  Our profit/loss allocation percentage and related investment in each joint venture is summarized in the following table.

Venture Partner	Company's Profit/Loss Allocation Percentage at March 31, 2008 (a)	Investment in and advances to unconsolidated joint ventures at March 31, 2008	Investment in and advances to unconsolidated joint ventures at December 31, 2007

New York State Teachers' Retirement System	50%	$58,425	67,101
North American Real Estate, Inc.	45%	6,971	6,861
Oak Property and Casualty	33%	866	700
TMK Development	40%	5,266	5,580
Paradise Development Group, Inc.	15%	5,977	5,560
Pine Tree Institutional Realty, LLC	85%	10,089	9,684
Tucker Development Corporation	48%	6,868	7,028
Inland Real Estate Exchange Corporation	50%	14,439	1,438

Investment in and advances to joint ventures		$108,901	103,952

(a)

The profit/loss allocation percentage is allocated after the calculation of the Company's preferred return.

Our proportionate share of the earnings or losses from these ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, we earn fees for providing property management, leasing and acquisition activities to these ventures.  We recognize only our share of these fees in the accompanying consolidated statements of operations and other comprehensive income.  During the three months ended March 31, 2008 and 2007, we earned $1,016 and $656, respectively, in fee income from our unconsolidated joint ventures.  This fee income increased due in most part to acquisition fees on the properties purchased for our joint venture with IREX as well as increased management fees on an increased number of properties in our unconsolidated joint ventures.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by us are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  Differences between our investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the three months ended March 31, 2008 and 2007, we recorded $370 and $350, respectively, of amortization of this basis difference.

We guaranty certain portions of joint venture debt.  In accordance with FIN 45, we are required to estimate the fair value of these guarantees and record a corresponding liability.  We have determined these amounts were immaterial as of March 31, 2008 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

During the three months ended March 31, 2008, our joint venture with TMK Development sold an additional parcel of land to a third party for approximately $1,523.  The joint venture recorded a gain on sale of approximately $722.  Our pro rata share of the gain, including our preferred return is $425, which is recorded in equity in earnings of unconsolidated joint ventures.

During the three months ended March 31, 2008, we did not acquire any investment properties on behalf of our joint venture with IREX. The joint venture is in various stages of selling properties acquired in 2007 to TIC investors.  During the three months ended March 31, 2008, we earned acquisition and management fees from this joint venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales to the TIC investors, we recorded approximately $654 in gains, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income for the three months ended March 31, 2008.  No such gains were recorded during the three months ended March 31, 2007.

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument will reduce that exposure.  We entered into three interest rate swap contracts through our unconsolidated joint ventures to limit our exposure to variable interest rates.  These derivative instruments were designated as cash flow hedges and therefore qualify for hedge accounting.  The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings.  The ineffective portion of the gain or loss is reported in earning immediately.

We recorded our pro rata share of unrealized losses in the amount of $470, which is included as a component of other comprehensive income on the accompanying consolidated statements of operations and other comprehensive income and as a component of investment in and advances to joint ventures in the accompanying consolidated balance sheets.  The following table presents pertinent information related to these interest rate swap contracts.

Notional Amount	Maturity Date	Swap Rate	Company's pro rata share	Total unrealized loss since inception

$20,329	February 27, 2009	4.92%	45%	$(291)
10,000	March 10, 2009	4.92%	45%	(148)
21,000	March 1, 2010	4.92%	48%	(567)

$51,329				$(1,006)

Fair Value Disclosures

Our valuation of marketable securities, which are considered to be available-for-sale, utilize unadjusted quoted prices determined by active markets for the specific securities we have invested in, and therefore fall into Level 1 of the fair value hierarchy. Our valuation of our derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward curves.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair value measurements at March 31, 2008 using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Available for sale securities	$19,722
Total assets	$19,722

Derivative interest rate instruments liabilities (a)		$1,791
Total liabilities		$1,791

(a)

The derivative interest rate instruments are held through certain of our unconsolidated joint ventures.  The amount in the above table reflects the entire liability of the instruments.  Our pro rata share of this liability is $837.

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

	Three months ended March 31, 2008	Three months ended March 31, 2007

Net income available to common stockholders	$10,428	11,693
Gain on sale of investment properties, net of minority interest (a)	(830)	-
Equity in depreciation and amortization of unconsolidated joint ventures	2,542	2,462
Amortization on in-place lease intangibles	859	697
Amortization on leasing commissions	195	168
Depreciation, net of minority interest	9,715	9,175

Funds From Operations	$22,909	24,195

Net income available to common stockholders per weighted average common share – basic and diluted	$0.16	0.18

Funds From Operations, per weighted average common share – basic and diluted	$0.35	0.37

Weighted average number of common shares outstanding, basic	65,749	65,040

Weighted average number of common shares outstanding, diluted	65,809	65,109

Distributions declared	$16,123	15,735
Distributions per common share	$0.25	0.24
Distributions / Funds From Operations Payout Ratio	70.4%	65.0%

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

	Three months ended March 31, 2008	Three months ended March 31, 2007

Income from continuing operations	$9,521	11,589
Gain on non-operating property	(425)	(1,188)
Income tax expense of taxable REIT subsidiary	243	434
Income from discontinued operations	77	104
Interest expense	11,749	11,416
Interest expense associated with discontinued operations	20	165
Interest expense associated with unconsolidated joint ventures	1,983	1,858
Depreciation and amortization	10,824	9,981
Depreciation and amortization associated with discontinued operations	28	142
Depreciation and amortization associated with unconsolidated joint ventures	2,542	2,462

EBITDA	$36,562	36,963

Total Interest Expense	$13,752	13,439

EBITDA: Interest Expense Coverage Ratio	$2.7 x	2.8 x

The following table lists the approximate physical occupancy levels for our wholly-owned investment properties as of the end of each quarter during 2008 and 2007.  N/A indicates we did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

22nd St. Plaza Outlot, Oakbrook Terrace, IL	9,970	99	99	99	100	100
Apache Shoppes, Rochester, MN	60,780	96	100	100	100	100
Aurora Commons, Aurora, IL	126,908	90	94	95	100	97(a)
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100
Baytowne Square, Champaign, IL	118,542	100	100	100	99	99(a)
Bergen Plaza, Oakdale, MN	262,720	86	85	92	91	92
Berwyn Plaza, Berwyn, IL	18,138	100	100	100	100	100
Big Lake Town Square, Big Lake, MN	67,858	100	100	100	100	94(a)
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	99
Brunswick Market Center, Brunswick, OH	119,540	95	93	100	98	98
Burnsville Crossing, Burnsville, MN	97,310	92	92	92	89	89
Butera Market, Naperville, IL	67,632	100	100	100	100	100
Byerly's Burnsville, Burnsville, MN	72,365	96	96	96	96	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	96	96	96	96	96
Chestnut Court, Darien, IL	170,027	99	100	99	99	86(a)
Circuit City, Traverse City, MI	21,337	0	0	0	0	0(a)
Cliff Lake Centre, Eagan, MN	73,582	94	92	93	90	89(a)
Crystal Point, Crystal Lake, IL	339,898	100	100	100	100	100
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0	0	0	0	0(a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0(a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100
Cub Foods, Arden Hills, MN	68,442	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	98	98	98	98	98
Deer Trace II, Kohler, WI	24,410	100	100	100	100	100
Disney, Celebration, FL	166,131	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	0	0	0(a)
Dominick's, Hammond, IN	71,313	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100
Downers Grove Mkt, Downers Grove, IL	104,449	100	100	100	100	100
Eastgate Shopping Center, Lombard, IL	131,601	83	83	84	81	81(a)
Eckerd Drug, Chattanooga, TN	10,908	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Edinburgh Festival, Brooklyn Park, MN	91,536	97	94	89	97	92
Elmhurst City Center, Elmhurst, IL	39,090	100	100	100	100	100
Fashion Square, Skokie, IL	84,580	100	100	100	96	80
Fashion Square II, Skokie, IL	7,151	100	100	100	100	100
Fox Run Square, Naperville, IL	143,512	N/A	N/A	N/A	N/A	97
Four Flaggs, Niles, IL	306,661	81	74	82	74	91
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	100	100	100	92	92(a)
Golf Road Plaza, Niles, IL	26,109	83	99	95	86	86
Goodyear, Montgomery, IL	12,903	100	100	100	51	51(a)
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	54	54
Greenfield Commons, Aurora, IL	32,258	N/A	N/A	N/A	100	100
Hartford Plaza, Naperville, IL	43,762	100	100	100	100	100
Hawthorn Village, Vernon Hills, IL	98,806	82	82	96	96	97
Hickory Creek Market, Frankfort, IL	55,831	83	83	80	91	97
High Point Center, Madison, WI	86,004	70	70	70	70	68
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100
Home Goods Store, Coon Rapids, MN	25,145	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	100
Iroquois Center, Naperville, IL	140,981	95	96	97	98	95(a)
Joliet Commons, Joliet, IL	158,922	100	92	100	92	92
Joliet Commons Phase II, Joliet, IL	40,395	100	100	100	100	100
Lake Park Plaza, Michigan City, IN	229,639	72	72	72	70	68(a)
Lansing Square, Lansing, IL	233,508	59	58	58	58	76
Mallard Crossing, Elk Grove Village, IL	82,929	97	97	97	97	91(a)
Mankato Heights, Mankato, MN	155,173	98	99	99	97	99(a)
Maple Grove Retail, Maple Grove, MN	79,130	91	91	91	91	91
Maple Park Place, Bolingbrook, IL	218,762	100	100	100	98	100
Medina Marketplace, Medina, OH	72,781	100	100	100	98	98(a)
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	16,803	100	100	100	89	79
Nantucket Square, Schaumburg, IL	56,981	79	79	100	95	95
Naper West, Naperville, IL	164,812	87	68	76	74	86(a)
Naper West Ph II, Naperville, IL	50,000	73	73	73	73	73
Northgate Center, Sheboygan, WI	73,647	98	98	98	98	95(a)
Oak Forest Commons, Oak Forest, IL	108,330	93	93	93	93	97
Oak Forest Commons III, Oak Forest, IL	7,424	76	76	76	38	38

	Gross
	Leasable
	Area	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	89	97	97	90	90(a)
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	80
Park Avenue Center, Highland Park, IL	64,943	67	67	67	67	67
Park Center Plaza, Tinley Park, IL	194,599	65	96	96	90	89
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	100
Park Square, Brooklyn Park, MN	137,109	92	95	94	94	89(a)
Park St. Claire, Schaumburg, IL	11,859	35	100	100	35	35
Petsmart, Gurnee, IL	25,692	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	100	100	100	99	99(a)
Plymouth Collection, Plymouth, MN	45,915	100	89	89	89	89
Quarry Outlot, Hodgkins, IL	9,650	19	19	51	100	100
Quarry Retail, Minneapolis, MN	281,648	99	99	99	99	99
Riverdale Commons, Coon Rapids, MN	168,277	99	99	78	78	79
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	100	100	98	94	94(a)
River Square Center, Naperville, IL	58,260	78	87	87	92	92
Rivertree Court, Vernon Hills, IL	298,862	94	94	96	97	97(a)
Rochester Marketplace, Rochester, MN	70,213	100	100	100	100	100
Rose Naper Plaza East, Naperville, IL	11,658	88	88	88	88	100
Rose Naper Plaza West, Naperville, IL	14,335	100	100	89	41	41
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100
Roundy’s, Waupaca, WI	63,780	100	100	100	100	100
Salem Square, Countryside, IL	112,310	100	100	100	100	100
Schaumburg Plaza, Schaumburg, IL	61,485	91	87	92	92	92
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	100	100	100
Shakopee Outlot, Shakopee, MN	12,285	N/A	100	100	100	100
Shakopee Valley, Shakopee, MN	146,430	99	99	99	99	100
Shannon Square Shoppes, Arden Hills, MN	29,196	92	92	88	92	92
Shingle Creek, Brooklyn Center, MN	39,456	81	81	88	91	91
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	18	23	23	23	23
Shops at Grayhawk, Omaha, NB	221,000	96	93	95	93	94(a)
Shops at Orchard Place, Skokie, IL	165,141	94	94	94	94	94
Six Corners, Chicago, IL	80,650	97	97	94	97	95(a)
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100
Springbrook Market, West Chicago, IL	78,158	N/A	N/A	N/A	100	100
St. James Crossing, Westmont, IL	49,994	97	97	97	88	92

	Gross
	Leasable
	Area	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Staples, Freeport, IL	24,049	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	93	93	93	93	93
Townes Crossing, Oswego, IL	105,989	100	98	100	100	98
Tweeter, Schaumburg, IL	9,988	100	100	100	100	100
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100
University Crossing, Mishawaka, IN	111,651	92	74	81	69	84(a)
V. Richard's Plaza, Brookfield, WI	107,952	94	94	93	97	95(a)
Verizon Wireless, Joliet, IL	4,504	100	100	100	100	100
Village Ten Center, Coon Rapids, MN	211,472	98	98	98	98	98
Walgreens, Jennings, MO	15,120	100	100	100	100	100
Wauconda Crossing, Wauconda, IL	90,290	99	99	99	99	99
Wauconda Shopping Ctr, Wauconda, IL	31,037	31	100	76	76	100
West River Crossing, Joliet, IL	32,452	96	96	96	96	79(a)
Western and Howard, Chicago, IL	11,974	83	100	100	100	100
Wilson Plaza, Batavia, IL	11,160	88	88	88	88	88
Winnetka Commons, New Hope, MN	42,415	91	91	91	85	85(a)
Wisner/Milwaukee Plaza, Chicago, IL	14,677	55	55	72	72	72
Woodfield Plaza, Schaumburg, IL	177,160	99	99	99	99	100
Woodland Commons, Buffalo Grove, IL	170,398	90	94	97	95	93(a)
Woodland Heights, Streamwood, IL	120,436	90	92	95	94	94
	10,947,930

The following table lists the approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of the end of each quarter during 2008 and 2007.  N/A indicates the relevant joint venture did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Algonquin Commons I, Algonquin, IL	544,354	95	89	90	88	89(a)
AT&T, Davenport, IA	75,000	N/A	N/A	N/A	100	100
AT&T, Evansville, IN	102,530	N/A	N/A	N/A	100	100
AT&T, Joplin, MO	75,000	N/A	N/A	N/A	100	100
Chatham Ridge, Chicago, IL	175,754	69	69	67	67	67(a)
Cobblers Crossing, Elgin, IL	102,643	99	97	97	97	97
Forest Lake Marketplace, Forest Lake, MN	93,853	100	100	100	100	100
Greentree Center & Outlot, Caledonia, WI	165,138	97	97	97	97	100
Mapleview, Grayslake, IL	114,804	92	94	94	94	94
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100
Orland Park Place, Orland Park, IL	599,664	99	99	99	99	97
Randall Square, Geneva, IL	216,485	99	99	99	99	99
Ravinia Plaza, Orland Park, IL	101,384	81	86	82	96	82(b)
Regal Showplace, Crystal Lake, IL	97,040	100	100	100	100	94
Shoppes of Mill Creek, Palos Park, IL	102,422	96	96	96	97	94(a)
Thatcher Woods, River Grove, IL	188,213	98	96	96	97	100
Woodfield Comm E/W, Schaumburg, IL	207,452	86	86	98	95	96(a)

	3,078,736

(a)

We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 82% to 100% at March 31, 2008 for each of these centers.

(b)

We, from time to time, receive payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  U.S. GAAP requires us to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of March 31, 2008, the Company had one investment property, Ravinia Plaza, located in Orland Park, Illinois subject to master lease agreements.

Subsequent Events

On April, 17, 2008, we sold Wilson Plaza, located in Batavia, Illinois for $1,735.

On April, 17, 2008, we paid a cash distribution of $0.08167 per share on the outstanding shares of our common stock to stockholders of record at the close of business on March 31, 2008.

On April 17, 2008, we announced that we had declared a cash distribution of $0.08167 per share on the outstanding shares of our common stock.  This distribution is payable on May 19, 2008 to the stockholders of record at the close of business on April 30, 2008.

On April 21, 2008, we amended our line of credit agreement with KeyBank N.A.  The line of credit has been extended to April 21, 2011.  We will pay interest only on draws under the line at the rate equal to 120 – 165 basis points over LIBOR.  The aggregate commitment of our line is $300,000, which includes a $145,000 accordion feature.  In conjunction with this amendment, we paid approximately $1,000 in fees and costs.

On April 21, 2008, we announced the appointment of Thomas P. D'Arcy to non-executive Chairman of the Board of Directors, effective immediately. Mr. D'Arcy has served as an independent director and member of the audit committee since 2005. He assumes his new role from Daniel L. Goodwin, who has been Chairman since 2001. Mr. Goodwin will continue to serve as a director of the Company.  We also announced that Mark E. Zalatoris has been promoted to President and Chief Executive Officer of the Company, effective immediately. Mr. Zalatoris most recently served as Executive Vice President, Chief Operating Officer and Treasurer. He succeeds Robert D. Parks, who will remain on the board through the date of the 2008 annual shareholders meeting. Mr. Parks has chosen not to stand for re-election to the Board.

On May 1, 2008, we acquired, through our joint venture with IREX, an office building leased to The University of Phoenix, Inc. from an unaffiliated third party for $5,613.  The purchase price was funded using cash and cash equivalents.  The property is located in Merrillville, Indiana and contains 18,000 square feet of leasable area.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2008 we had no material derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will only enter into derivative transactions that satisfy the aforementioned criteria.

Our exposure to market risk for changes in interest rates relates to the fact that some of our long-term debt consists of variable interest rate loans.  We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting this debt to fixed rate debt when we deem conversion advantageous.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension based on our view of the current interest rate environment.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2012 and thereafter, based on debt outstanding at March 31, 2008 and weighted average interest rates for the debt maturing in each specified period.

	2008	2009	2010	2011	2012	Thereafter	Total

Fixed rate debt	95,818	25,782	167,595	280,674	67,413	60,993	698,275
Weighted average interest rate	6.50%	6.43%	4.77%	4.61%	5.23%	5.66%

Variable rate debt	110,000	23,300	28,342	-	-	6,200	167,842
Weighted average interest rate	4.38%	4.20%	4.38%	-	-	2.48%

The table above does not reflect indebtedness incurred after March 31, 2008.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness, fixed rate debt that matures and needs to be refinanced and hedging strategies used to reduce the impact of any increases in rates.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  At March 31, 2008, the fair value of our debt was estimated to be $167,842 for debt which bears interest at variable rates and $680,925 for debt which bear interest at fixed rates.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At March 31, 2008, approximately $167,842, or 19%, of our debt has variable interest rates averaging 4.28%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $105 for the three months ended March 31, 2008.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of March 31, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2

Amended and Restated Bylaws of the Registrant effective April 21, 2008 (2)

4.1

Specimen Stock Certificate (3)

4.2

Amended and Restated Dividend Reinvestment Plan of the Registrant (4)

4.3

Inland Real Estate Corporation 4.625% Convertible Senior Notes Due 2026 Indenture dated as of November 13, 2006, LaSalle Bank National Association as Trustee (5)

10.1

Employment Agreement between Inland Real Estate Corporation and Mark E. Zalatoris, effective as of April 21, 2008 (6)

10.2

Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2008 (7)

10.3

Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2008 (8)

10.4

Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2008 (9)

10.5

Employment Agreement between Inland Real Estate Corporation and William A. Anderson, effective as of January 1, 2008 (10)

10.6

Employment Agreement between Inland Real Estate Corporation and Kristi A. Rankin, effective as of January 1, 2008 (11)

10.7

Third Amended and Restated Credit Agreement dated as of April 21, 2008 among Inland Real Estate Corporation, as borrower and KeyBank National Association as administrative agent, KeyBanc Capital Markets as co-lead arranger, Wachovia Bank National Association. as syndication agent, Wachovia Capital Markets LLC as co-lead arranger and the several lenders from time to time parties thereto as lenders (12)

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

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

(6)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 21, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(7)

Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated April 21, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(8)

Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated April 21, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(9)

Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated April 21, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(10)

Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated April 21, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(11)

Incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated April 21, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(12)

Incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated April 21, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(*)

Filed as part of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris
President and Chief Executive Officer (principal
executive officer)
Date:	May 9, 2008

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	May 9, 2008

Exhibit Index

Item No.

Description

3.1

Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2

Amended and Restated Bylaws of the Registrant effective April 21, 2008 (2)

4.1

Specimen Stock Certificate (3)

4.2

Amended and Restated Dividend Reinvestment Plan of the Registrant (4)

4.3

Inland Real Estate Corporation 4.625% Convertible Senior Notes Due 2026 Indenture dated as of November 13, 2006, LaSalle Bank National Association as Trustee (5)

10.1

Employment Agreement between Inland Real Estate Corporation and Mark E. Zalatoris, effective as of April 21, 2008 (6)

10.2

Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2008 (7)

10.3

Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2008 (8)

10.4

Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2008 (9)

10.5

Employment Agreement between Inland Real Estate Corporation and William A. Anderson, effective as of January 1, 2008 (10)

10.6

Employment Agreement between Inland Real Estate Corporation and Kristi A. Rankin, effective as of January 1, 2008 (11)

10.7

Third Amended and Restated Credit Agreement dated as of April 21, 2008 among Inland Real Estate Corporation, as borrower and KeyBank National Association as administrative agent, KeyBanc Capital Markets as co-lead arranger, Wachovia Bank National Association. as syndication agent, Wachovia Capital Markets LLC as co-lead arranger and the several lenders from time to time parties thereto as lenders (12)

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(13)

Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

(14)

Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated November 9, 2007, as filed by the Registrant with the Securities and Exchange Commission on November 9, 2007 (file number 001-32185)

(15)

Incorporated by reference to Exhibit 4.2 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

(16)

Incorporated by reference to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

(17)

Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 13, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 16, 2006 (file number 001-32185).

(18)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 21, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(19)

Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated April 21, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(20)

Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated April 21, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(21)

Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated April 21, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(22)

Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated April 21, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(23)

Incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated April 21, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(24)

Incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated April 21, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(*)

Filed as part of this document.