Form 10-Q
period 2008-06-30
INLAND REAL ESTATE CORP
filed 2008-08-08
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 6, 2008, there were 66,131,935 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(In thousands, except per share data)

	June 30, 2008 (unaudited)	December 31, 2007
Assets:
Investment properties:
Land	$349,974	347,804
Construction in progress	2,913	1,573
Building and improvements	936,895	970,231

	1,289,782	1,319,608
Less accumulated depreciation	263,001	250,433

Net investment properties	1,026,781	1,069,175

Cash and cash equivalents	16,706	18,378
Investment in securities	17,397	18,074
Accounts and mortgage receivable	49,486	63,986
Investment in and advances to unconsolidated joint ventures	97,833	103,952
Acquired lease intangibles, net	22,560	27,409
Deferred costs, net	9,632	9,592
Other assets	9,317	10,753

Total assets	$1,249,712	1,321,319

Liabilities:
Accounts payable and accrued expenses	$34,146	35,590
Acquired below market lease intangibles, net	3,201	3,429
Distributions payable	5,394	5,363
Mortgages payable	562,830	606,680
Line of credit	85,000	100,000
Convertible notes	180,000	180,000
Other liabilities	17,982	24,404

Total liabilities	888,553	955,466

Commitments and contingencies

Minority interest	2,337	2,494

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 66,047 and 65,669 Shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	661	657
Additional paid-in capital (net of offering costs of $58,816)	620,959	615,298
Accumulated distributions in excess of net income	(260,150)	(248,262)
Accumulated other comprehensive loss	(2,648)	(4,334)

Total stockholders' equity	358,822	363,359

Total liabilities and stockholders' equity	$1,249,712	1,321,319

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Other Comprehensive Income
For the three and six months ended June 30, 2008 and 2007 (unaudited)
(In thousands except per share data)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Revenues
Rental income	$32,430	33,354	65,562	64,989
Tenant recoveries	12,355	10,657	27,789	25,385
Other property income	1,495	1,118	1,985	1,839
Fee income from unconsolidated joint ventures	1,433	475	2,449	1,131
Total revenues	47,713	45,604	97,785	93,344

Expenses:
Property operating expenses	6,051	4,962	15,225	12,865
Real estate tax expense	8,225	7,841	16,625	15,942
Depreciation and amortization	11,866	10,950	22,678	20,919
Provision for asset impairment	666	-	666	-
General and administrative expenses	3,538	3,040	6,591	6,364
Total expenses	30,346	26,793	61,785	56,090

Operating income	17,367	18,811	36,000	37,254

Other income (expense)	(270)	1,310	1,084	2,540
Gain on sale of joint venture interest	3,321	307	3,975	2,229
Gain on extinguishment of debt	-	319	-	319
Interest expense	(10,869)	(12,357)	(22,609)	(23,761)
Minority interest	(103)	(111)	(216)	(219)
Income before equity in earnings of unconsolidated joint ventures, income tax expense of taxable REIT subsidiary and discontinued operations	9,446	8,279	18,234	18,362

Income tax benefit (expense) of taxable REIT subsidiary	(163)	10	(406)	(424)
Equity in earnings on unconsolidated joint ventures	389	1,010	1,352	2,943
Income from continuing operations	9,672	9,299	19,180	20,881
Income from discontinued operations	303	1,406	1,223	1,517

Net income available to common stockholders	9,975	10,705	20,403	22,398

Other comprehensive income:
Unrealized gain (loss) on investment securities	1,146	127	1,707	(285)
Unrealized gain (loss) on derivative instruments	367	-	(21)	-

Comprehensive income	$11,488	10,832	22,089	22,113

Basic and diluted earnings available to common shares per weighted average common share:

Income from continuing operations	$0.15	0.14	0.29	0.32
Discontinued operations	-	0.02	0.02	0.02
Net income available to common stockholders per weighted average common share – basic and diluted	$0.15	0.16	0.31	0.34

Weighted average number of common shares outstanding – basic	65,929	65,178	65,839	65,109
Weighted average number of common shares outstanding – diluted	65,989	65,248	65,899	65,179

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statement of Stockholders' Equity
For the six months ended June 30, 2008 (unaudited)
(Dollars in thousands, except per share data)

Six months ended June 30, 2008
Number of shares
Balance at beginning of period	65,669
Shares issued from DRP	380
Cancelled Restricted Shares	(2)
Balance at end of period	66,047

Common Stock
Balance at beginning of period	$657
Proceeds from DRP	4
Balance at end of period	661

Additional Paid-in capital
Balance at beginning of period	615,298
Proceeds from DRP	5,511
Amortization of stock compensation	150
Balance at end of period	620,959

Accumulated distributions in excess of net income
Balance at beginning of period	(248,262)
Net income available to common stockholders	20,403
Distributions declared	(32,291)
Balance at end of period	(260,150)

Accumulated other comprehensive income
Balance at beginning of period	(4,334)
Other comprehensive income	1,686
Balance at end of period	(2,648)

Total stockholders’ equity	$358,822

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2008 and 2007 (unaudited)

(In thousands)

	Six months ended June 30, 2008	Six months ended June 30, 2007
Cash flows from operating activities:
Net income	$20,403	22,398
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	666	-
Depreciation and amortization	22,714	21,183
Non real estate depreciation and amortization	248	213
Amortization of deferred stock compensation	150	145
Amortization on acquired above market leases	291	342
Amortization on acquired below market leases	(370)	(514)
Gain on sale of investment properties	(1,437)	(1,223)
Gain on extinguishment of debt	-	(319)
Realized gain on investment securities	(944)	-
Realized loss on investment securities	2,509	(105)
Minority interest	216	219
Equity in earnings from unconsolidated ventures	(1,352)	(2,943)
Gain on sale of joint venture interest	(3,975)	(2,229)
Straight line rental income	142	(784)
Provision for doubtful accounts	64	(878)
Amortization of loan fees	1,086	1,040
Distributions from unconsolidated joint ventures	4	4,079
Mortgage receivable	(876)	(267)
Changes in assets and liabilities:
Restricted cash	2,345	26
Accounts and rents receivable	(7,487)	(5,014)
Deposits and other assets	(228)	971
Accounts payable and accrued expenses	(2,128)	736
Accrued interest payable	(137)	420
Accrued real estate taxes	937	(32)
Security and other deposits	(32)	(25)
Prepaid rents and unearned income	(2,409)	22
Net cash provided by operating activities	30,400	37,461

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2008 and 2007 (unaudited)

(In thousands)

	Six months ended June 30, 2008	Six months ended June 30, 2007
Cash flows from investing activities:
Restricted cash	$58	(653)
Escrows held for others	-	103
Proceeds from sale of joint venture interest, net	25,304	3,448
Purchase of investment securities	(3,419)	(107)
Sale of investment securities	3,131	956
Additions to investment properties, net of accounts payable	(6,512)	(8,595)
Rental income under master lease agreements	2	26
Purchase of investment properties	(27,984)	(100,507)
Purchase of furniture, fixtures, equipment and software	(255)	(1,705)
Proceeds from sale of investment properties, net	6,677	970
Distributions from unconsolidated joint ventures	12,246	10,169
Investment in unconsolidated joint ventures	(5,962)	(35,279)
Mortgages receivable	22,872	(1,542)
Leasing fees	(590)	(551)
Net cash provided by (used in) investing activities	25,568	(133,267)

Cash flows from financing activities:
Proceeds from the DRP	5,515	4,273
Proceeds from exercise of options	-	4
Issuance of shares	-	48
Purchase of minority interest, net	-	(126)
Loan proceeds	39,785	59,585
Proceeds from unsecured line of credit	40,000	75,000
Repayments on unsecured line of credit	(55,000)	(18,000)
Loan fees	(1,038)	(587)
Other current liabilities	(2,659)	(1,180)
Distributions paid	(32,260)	(31,966)
Distributions to minority interest partners	(373)	-
Payoff of debt	(51,317)	(5,950)
Principal payments of debt	(293)	(396)
Net cash provided by (used in) financing activities	(57,640)	80,705

Net decrease in cash and cash equivalents	(1,672)	(15,101)

Cash and cash equivalents at beginning of period	18,378	27,569

Cash and cash equivalents at end of period	$16,706	12,468

Supplemental disclosure of cash flow information

Cash paid for interest, net of capitalized interest	$24,404	23,418

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Real Estate Corporation (the "Company") for the year ended December 31, 2007, which are included in the Company's 2007 Annual Report, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

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

The Company had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of June 30, 2008. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2008. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three and six months ended June 30, 2008 or in the consolidated balance sheets as of June 30, 2008. As of June 30, 2008, returns for the calendar years 2004 through 2007 remain subject to examination by U.S. and various state and local tax jurisdictions.

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
June 30, 2008 (unaudited)
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

The Company capitalizes interest costs related to construction in progress and considers both interest paid on debt obtained to fund the project and the interest cost incurred during the period that could have been avoided.  The Company has recorded approximately $706 and $805 of capitalized interest related to certain of its development joint ventures for the six months ended June 30, 2008 and 2007, respectively.

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  During the six months ended June 30, 2008, the Company recorded an impairment loss of $666 related to an 86,004 square foot neighborhood retail center located in Madison, Wisconsin.  No such losses were required or recorded in the accompanying consolidated financial statements as of and for the six months ended June 30, 2007.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of June 30, 2008 and December 31, 2007, the Company held letters of credit for tenant security deposits totaling approximately $715 and $1,120, respectively.

A mortgage receivable is considered impaired in accordance with SFAS No. 114: "Accounting by Creditors for Impairment of a Loan."  Pursuant to SFAS No. 114, a mortgage receivable is impaired if it is probable that the Company will not collect all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  Based upon the Company’s judgement, no mortgages receivable were impaired as of June 30, 2008 and December 31, 2007.

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
June 30, 2008 (unaudited)
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

The FASB has issued proposed FASB Staff Position No. APB-14a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “proposed FSP”) that would require, if ratified, separate accounting for the debt and equity components of convertible instruments. The proposed FSP would require that the value assigned to the debt component would be the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The debt would subsequently be accreted to its par value over its expected life with a rate of interest being reflected in earnings that reflects the market rate at issuance. The proposed FSP, if ratified in the form expected, would be effective January 1, 2009 and would be applied retrospectively to both new and existing convertible instruments, including the convertible notes that we issued in November 2006, and would result in us recognizing approximately $2,250 of additional interest expense per annum.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). Under SFAS 162, the FASB is responsible for identifying the sources of accounting principles and providing entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  The FASB does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.  This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight FASB (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

(2)

Investment Securities

Investment in securities at June 30, 2008 and December 31, 2007 consist of preferred and common stock investments that are classified as available-for-sale securities and are recorded at fair value.  The Company acquires stock on margin.  The margin loan is subject to separate terms and conditions.  At June 30, 2008 and December 31, 2007 the loan balances were $7,388 and $10,047, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  The Company has recorded a net unrealized loss of $2,545 and $4,253 on the accompanying consolidated balances sheets as of June 30, 2008 and December 31, 2007, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the six months ended June 30, 2008 and 2007 resulted in gains on sale of $944 and $70, respectively, which are included in other income (expense) in the accompanying consolidated statements of operations and other comprehensive income.  Dividend income is recognized when earned.

During the six months ended June 30, 2008 and 2007, the Company recognized an impairment charge of $2,510 and $105, respectively, with respect to our investment in securities.  Due to various factors, including the extent and duration during which the market price had been below cost, the Company concluded the decline in value was other than temporary as defined by SFAS no. 115, "Accounting for Certain Investments in Debt and Equity Securities," as amended.  The impairment is included in other income (expense) in the accompanying consolidated statements of operations and other comprehensive income.  The Company evaluates its investments for impairment quarterly.  If the Company concludes that an investment is other than temporary, it will recognize an impairment charge at that time.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008 were as follows:

Less than 12 months	12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$6,959	(2,223)	446	(58)	7,405	(2,281)

Non-REIT Stock	$1,343	(554)	19	-	1,362	(554)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2008 (unaudited)
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

Venture Partner	Company's Profit/Loss Allocation Percentage at June 30, 2008 (a)	Investment in and advances to unconsolidated joint ventures at June 30, 2008	Investment in and advances to unconsolidated joint ventures at December 31, 2007

New York State Teachers' Retirement System	50%	$57,159	67,101
North American Real Estate, Inc.	45%	8,628	6,861
Oak Property and Casualty	33%	942	700
TMK Development	40%	6,544	5,580
Paradise Development Group, Inc.	15%	5,977	5,560
Pine Tree Institutional Realty, LLC	85%	11,058	9,684
Tucker Development Corporation	48%	7,332	7,028
Inland Real Estate Exchange Corporation	50%	193	1,438

Investment in and advances to joint ventures		$97,833	103,952

(a)

The profit/loss allocation percentage is allocated after the calculation of the Company's preferred return.

The Company's proportionate share of the earnings or losses related to these ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes only its share of these fees in the accompanying consolidated statements of operations and other comprehensive income.  During the three and six months ended June 30, 2008, the Company earned $1,433 and $2,449, respectively in fee income from its unconsolidated joint ventures, as compared to $475 and $1,131 for the three and six months ended June 30, 2007, respectively.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  Differences between the Company's investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the six months ended June 30, 2008 and 2007, the Company recorded $730 and $707, respectively, of amortization of this basis difference.

The Company guarantees certain portions of joint venture debt.  In accordance with FIN 45, the Company is required to estimate the fair value of these guarantees and record a corresponding liability.  The Company has determined that the fair value of such guarantees are immaterial as of June 30, 2008 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

During the six months ended June 30, 2008, the Company's joint venture with TMK Development, sold a parcel of land to a third party for approximately $1,523.  The joint venture recorded a gain on sale of approximately $722.  The Company's pro rata share of this gain, including its preferred return, is $425, which is reflected in equity in earnings of unconsolidated joint ventures for the six months ended June 30, 2008.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

During the six months ended June 30, 2008, the Company's joint venture with North American Real Estate, sold a parcel of land to a third party for approximately $2,443.  The joint venture recorded a gain on sale of approximately $256.  The Company's pro rata share of this gain, including its preferred return, is $256, which is reflected in equity in earnings of unconsolidated joint ventures for the three and six months ended June 30, 2008.  The Company recorded 100 percent of the gain since the total gain was less than the preferred return due.

During the six months ended June 30, 2008, the Company acquired one investment property on behalf of its joint venture with IREX and contributed one investment property to this joint venture.  As of June 30, 2008, the joint venture had sold all but two properties acquired in 2007 to TIC investors.  During the six months ended June 30, 2008, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales to the TIC investors, the Company recorded gains of approximately $128 and $782, for the three and six months ended June 30, 2008, respectively, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.  No such gains were recorded during the three and six months ended June 30, 2007.

The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument.  The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose it to interest rate risk, and the derivative financial instrument will reduce that exposure.  Certain of the Company's unconsolidated joint ventures entered into interest rate swap contracts to limit their exposure to variable interest rates.  These derivative instruments were designated as cash flow hedges and therefore qualify for hedge accounting.  The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.

The Company recorded its pro rata share of unrealized losses in the amount of $21 for the six months ended June 30, 2008, as well as its pro rata share of unrealized gains in the amount of $367 for the three months ended June 30, 2008, which is included as a component of other comprehensive income on the accompanying consolidated statements of operations and other comprehensive income and as a component of investments in and advances to joint ventures in the accompanying consolidated balance sheets.  No such losses were recorded during the three and six months ended June 30, 2007.  The following table presents pertinent information related to these interest rate swap contracts.

Notional Amount	Maturity Date	Swap Rate	Company's pro rata share	Total unrealized loss since inception

$20,329	February 27, 2009	4.92%	45%	$(75)
10,000	March 10, 2009	4.92%	45%	(39)
21,000	March 1, 2010	4.92%	48%	(106)

$51,329				$(220)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

Summarized financial information for the unconsolidated joint ventures is as follows:

Balance Sheet:	June 30, 2008	December 31, 2007

Assets:
Investment in real estate, net	$651,648	689,307
Other assets	45,557	52,993

Total assets	$697,205	742,300

Liabilities:
Mortgage payable	$404,239	401,667
Other liabilities	36,270	46,283

Total liabilities	440,509	447,950

Total equity	256,696	294,350

Total liabilities and equity	$697,205	742,300

Investment in and advances to unconsolidated joint ventures	$97,833	103,952

Statement of Operations:	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007

Total revenues	$16,395	16,479	34,607	34,176
Total expenses	(16,102)	(14,307)	(32,966)	(29,107)

Income from continuing operations	$293	2,172	1,641	5,069

Inland’s pro rata share of income from continuing operations (a)	$389	1,010	1,352	2,943

(a)

Included are certain basis differences that are being amortized.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair value measurements at June 30, 2008 using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Available for sale securities	$17,397
Total assets	$17,397

Derivative interest rate instruments liabilities (a)		$1,003
Total liabilities		$1,003

(a)

The derivative interest rate instruments are held through certain of the Company's unconsolidated joint ventures.  The amount in the above table reflects the entire liability of the instruments.  The Company may be required to make an additional capital contribution of $469, its pro rata share of this amount, to cover the joint venture's liability.

(5)

Mortgages Receivable

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with a wholly owned subsidiary of Tri-Land Properties, Inc., dated February 1, 2001.  The Company continued to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The Company agreed to lend Tri-Land Properties, Inc. up to $21,500, plus accrued interest.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid currently and the remaining 3% to be accrued, with no additional interest, and paid upon maturity.  The loan matured on June 30, 2008.  The loan was secured by the investment property and Tri-Land Properties, Inc. had guaranteed $1,000 of this mortgage receivable.  The Company received the entire balance of the mortgage receivable and accrued interest upon maturity.  The Company recorded a gain of $3,193 upon repayment of the outstanding balance.  This gain was the result of the sale of the Company's equity investment related to the previous joint venture agreement and had been deferred as the Company did not qualify for gain recognition due to the lack of initial investment and continuing involvement.  The gain is included in gain on sale of joint venture interest on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company recorded $887 and $757 of interest income for the six months ended June 30, 2008 and 2007, respectively.

(6)

Transactions with Related Parties

During the six months ended June 30, 2008 and 2007, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing from, or through, affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $70 per hour and $80 per hour for consulting fees.  The Company continues to purchase these services from The Inland Group, Inc. and its affiliates and for the six months ended June 30, 2008 and 2007, these payments totaled $1,089 and $731 respectively.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the six months ended June 30, 2008 and 2007 were $205 and $170, respectively and are included in general and administrative expenses.  The Inland Group, Inc., through affiliates, owns approximately 12.1% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc. or its affiliates.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $109 and $80 for these services during the six months ended June 30, 2008 and 2007, respectively.

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

(7)

Discontinued Operations

During the six months ended June 30, 2008 and the year ended December 31, 2007, the Company sold a total of five investment properties.  For federal and state income tax purposes, certain of our sales qualified as tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions and would be included in other assets on the accompanying consolidated balance sheets.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid at closing	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Springhill Fashion Center	May 10, 2007	7,900	1,060	1,223	Yes
Maple Plaza	December 27, 2007	1,582	2,300	1,283	No
Walgreens - Decatur	February 13, 2008	-	282	(46)	No
Terramere Plaza	February 28, 2008	2,202	2,510	876	No
Wilson Plaza	April 17, 2008	-	1,596	606	No

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of June 30, 2008, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at June 30, 2008 and December 31, 2007, the Company has recorded $77 and $429, respectively of assets related to discontinued operations and $141 and $304, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three and six months ended June 30, 2008, the Company has recorded income from discontinued operations of $303 and $1,223, respectively, including gains on sale of $517 and $1,348.  For the three and six months ended June 30, 2007, the Company recorded income from discontinued operations of $1,406 and $1,517, respectively, including gains on sale of $1,223 for each period.

(8)

Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include an increase of $142 and a decrease of $784, respectively, for the six months ended June 30, 2008 and 2007, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $18,430 and $18,288 in related accounts and mortgage receivable as of June 30, 2008 and December 31, 2007, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

(9)

Mortgages Payable

Mortgage loans outstanding as of June 30, 2008 were $562,830 and had a weighted average interest rate of 5.06%.  Of this amount, $504,988 had fixed rates ranging from 3.99% to 9.25% and a weighted average fixed rate of 5.22% as of June 30, 2008.  The remaining $57,842 of mortgage debt represented variable rate loans with a weighted average interest rate of 3.64% as of June 30, 2008.  As of June 30, 2008, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through January 2018.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

The table below presents the principal amount of mortgages maturing each year, including monthly annual amortization of principal, through December 31, 2012 and thereafter, based on mortgages outstanding at June 30, 2008 and weighted average interest rates for the mortgages maturing in each specified period.

	2008 (a)	2009	2010	2011	2012	Thereafter	Total
Maturing debt:
Fixed rate debt	$66,193	$25,782	$167,595	$100,674	$67,413	$77,331	504,988
Variable rate debt	-	23,300	28,342	-	-	6,200	57,842

Weighted average interest rate
Fixed rate debt	6.29%	6.43%	4.77%	4.59%	5.23%	5.67%	5.22%
Variable rate debt	-	3.98%	3.72%	-	-	1.95%	3.64%

(a)

The Company intends to replace these loans with new debt at market terms.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

(10)

Line of Credit

On April 22, 2008, the Company completed a third amendment to its line of credit with KeyBank NA.  The aggregate commitment of the Company's line is $300,000, which includes a $145,000 accordion feature, and matures on April 22, 2011.  The Company pays interest only on draws under the line at the rate equal to 120 – 165 basis points over LIBOR.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In conjunction with this amendment, the Company paid approximately $1,000 in fees and costs.  The outstanding balance on the line of credit was $85,000 and $100,000 as of June 30, 2008 and December 31, 2007, respectively.

The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2008, the Company was in compliance with these covenants.

(11)

Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026, which included the exercise by the initial purchasers of their option to purchase an additional $10,000 to cover over-allotments.

Interest on the notes is payable on May 15 and November 15 of each year beginning May 15, 2007.  The notes mature on November 15, 2026 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The earliest date these notes can be redeemed by holders is November 15, 2011.  Prior to November 21, 2011, the Company may not redeem the notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  However, on or after November 21, 2011, the Company may redeem the notes, in whole or in part, subject to the redemption terms in the note.  Following the occurrence of certain change in control transactions, the Company may be required to repurchase the notes in whole or in part for cash at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest.  At June 30, 2008, the Company has recorded $1,064 of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company's consolidated balance sheets at June 30, 2008.

Holders may convert their notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of notes the Company will deliver cash and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of June 30, 2008, for each $1 principal amount of notes was 48.2824 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

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
June 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

As of June 30, 2008, 69 shares of common stock issued pursuant to employment agreements were outstanding, of which 34 have vested.  Additionally, the Company issued 40 shares pursuant to employment incentives of which 15 have vested and two have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of June 30, 2008 and December 31, 2007, options to purchase 45 and 37 shares of common stock, respectively, at exercise prices ranging from $10.45 to $19.96 per share were outstanding.  During the year ended December 31, 2007, options to purchase 6 shares were exercised by certain independent directors.  There were no options exercised during the six months ended June 30, 2008.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

The basic weighted average number of common shares outstanding were 65,839 and 65,109 for the six months ended June 30, 2008 and 2007, respectively.  The diluted weighted average number of common shares outstanding were 65,899 and 65,179 for the six months ended June 30, 2008 and 2007, respectively.

(13)

Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers and employment incentives.  As of June 30, 2008, the Company has issued the following shares:

Fiscal year shares issued	Shares issued pursuant to employment agreements	Shares issued pursuant to employment incentives	Average share price on the date of issuance	Aggregate value of shares issued pursuant to employment agreements	Aggregate value of shares issued pursuant to employment incentives	Deferred stock compensation

Prior to 2004	5	-	$11.00	$60	$-	$-
2004	32	15	12.93	411	193	107
2005	19	11	15.18	290	167	159
2006	8	8	16.01	129	130	143
2007	5	6	17.36	92	95	141

	69	40		$982	$585	$550

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the share value was determined to be equal to the last price at which the Company sold shares, prior to its listing on the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  The officers may receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $132 and $218 were recorded in connection with the vesting of these shares, for the six months ended June 30, 2008 and 2007, respectively.

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
June 30, 2008 (unaudited)
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

(16)

Subsequent Events

On July 14, 2008, the Company acquired, through its joint venture with IREX, four Bank of America office buildings in sale-leaseback transactions from Bank of America, N.A. for an aggregate purchase price of $153,000, including approximately $90,000 of mortgage debt.  The Company funded the remaining purchase price with a draw on our line of credit and using cash and cash equivalents.  The office properties comprise a total of 839,808 square feet of space and are located in Pennsylvania, Nevada, Maryland and New Mexico.

On July 17, 2008, the Company paid a cash distribution of $0.08167 per share on the outstanding shares of its common stock to stockholders of record at the close of business on June 30, 2008.

On July 17, 2008, the Company announced that it had declared a cash distribution of $0.08167 per share on the outstanding shares of its common stock.  This distribution is payable on August 18, 2008 to the stockholders of record at the close of business on July 31, 2008.

On July 18, 2008, the Company sold 1.2 acres of vacant land at Orchard Crossing, owned through its joint venture with PineTree Institutional Realty, LLC, for $1,200.  This land parcel was sold to Arby's for construction of a 3,500 square foot restaurant.  Proceeds from the sale were used to pay down the construction loan.

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

We had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of June 30, 2008.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2008. We have no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three and six months ended June 30, 2008 or in the consolidated balance sheets as of June 30, 2008. As of June 30, 2008, returns for the calendar years 2004 through 2007 remain subject to examination by U.S. and various state and local tax jurisdictions.

Executive Summary

We are an owner/operator of neighborhood, community, power, lifestyle and single tenant retail centers. We are a self-administered REIT incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  As of June 30, 2008, we owned interests in 146 investment properties, including those owned through our unconsolidated joint ventures.

Essentially all of our revenues and cash flows are generated by collecting rental payments from our tenants and from fee income received from our unconsolidated joint ventures.  One of our main goals is to continue increasing our revenues by acquiring additional investment properties and re-leasing those spaces that are vacant, or may become vacant, at existing properties, at more favorable rental rates.  During the six months ended June 30, 2008, we executed 28 new, 95 renewal and six non-comparable leases (new, previously unleased space), aggregating approximately 753,000 square feet on our wholly-owned portfolio.  The 28 new leases comprise approximately 153,000 square feet with an average rental rate of $12.70 per square foot, a 22.6% increase over the average expiring rate.  The 95 renewal leases comprise approximately 515,000 square feet with an average rental rate of $11.48 per square foot, an 11.0% increase over the average expiring rate.  The six non-comparable leases comprise approximately 85,000 square feet with an average base rent of $6.98.  During 2008, there are 109 leases expiring in our wholly-owned portfolio, which comprise approximately 346,000 square feet and account for approximately $5,058, or 3.8%, of our annualized base rent.  We will attempt to renew or re-lease these spaces at more favorable rental rates to provide increased cash flows.

We believe we have significant acquisition opportunities due to our reputation and our concentration of properties in the Chicago and Minneapolis-St. Paul metropolitan areas.  We will use cash provided by our Dividend Reinvestment Plan, draws on our line of credit and earnings we retain that are not distributed to our stockholders to purchase additional investment properties and make investments in our unconsolidated joint ventures.

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

•

TMK Development – Land sales, at Savannah Crossing (265,000 square feet of retail space planned), located in Aurora, Illinois, to Wal-Mart and a home developer enabled us to quickly recoup all of our initial investment, leaving the remaining 14 acres of land free and clear for development.  We completed a pad sale to Fifth Third bank in January 2008.  Wal-Mart, which opened in the first quarter of 2008, and Walgreen's, scheduled to open in the fourth quarter of 2008, anchor the center.  Two multi-tenant buildings have been completed and are already significantly leased.

•

North American Real Estate - The North Aurora Towne Centre (805,000 square feet of retail space planned), located in North Aurora, Illinois, surrounds an existing third party owned center shadow anchored by Target and JC Penney's. We have signed leases for approximately 5,600 square feet in the multi-tenant buildings completed in 2007 and La Z Boy, a build-to-suit tenant opened in first quarter of 2008.  We are under contract to sell the La Z Boy parcel and expect it to close during third quarter 2008.   We have a lease with Best Buy for another build-to-suit.  Construction of the Best Buy building is largely completed; we are turning the space over to the tenant in August and anticipate the tenant will open in fourth quarter 2008.  We closed on a five acre land sale to Ashley Furniture on June 18, 2008.  We are also currently negotiating several other land parcel sales to retailers.  Phases one and two (430,000 square feet) of the development are scheduled for completion in 2009 and Phase III (375,000 square feet) is expected to be finished by year end 2010.

•

Tucker Development Corporation - The Shops at Lakemoor (535,000 square feet of retail space planned), located in Lakemoor, Illinois, is surrounded by well-established communities that we believe are currently "under-retailed."  We are currently in discussions with a number of retailers to anchor this development.

•

PineTree Institutional Realty - We now have three development projects with this partner; Southshore Shopping Center in Boise, Idaho; Orchard Crossings in Fort Wayne, Indiana; and Lantern Commons in Westfield, Indiana.

o

Southshore Shopping Center (90,000 square feet) is located next to a thriving Albertson's anchored center and is a former K-Mart that is being re-developed into a mix of retail spaces.  The target completion date for this redevelopment is late 2009.

o

Orchard Crossing (260,000 square feet of retail space planned) is located in Fort Wayne, Indiana.  In 2007, we completed a land sale of approximately 11 acres for $4.5 million to Target Corporation.  In addition, we have a signed lease with Gordman's for a 50,000 square foot build-to-suit at this location.  Construction of the Gordman's building is largely completed; we are turning the space over to the tenant in early August and anticipate this tenant will open in fourth quarter 2008.  Famous Footwear signed a lease for 6,500 square feet and is expected to open in fourth quarter 2008.  We expect to complete this development by the first half of 2009.

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

•

Paradise Development Group - Tuscany Village (340,000 square feet of retail space planned) is located in the Orlando area.  We are currently negotiating land sales contracts with a national discount grocer and two restaurant chains.  Two other national retailers are considering anchoring the project and we are negotiating letters of intent with a handful of junior box anchors.  The target completion date for this project is late 2009.

Acquisitions and Dispositions

During the six months ended June 30, 2008 and the year ended December 31, 2007, we completed the following acquisitions and dispositions:

Investment property acquisitions during the six months ended June 30, 2008 and the year ended December 31, 2007

Date	Property	City	State	GLA Sq.Ft.	Purchase Price	Financial Occupancy at time of Acquisition

05/01/08	University of Phoenix (a)	Merrillville	IN	18,018	$5,613	100%
01/16/08	Fox Run Square (b)	Naperville	IL	143,512	23,150	97%
12/27/07	AT&T (a)	Davenport	IA	75,000	15,500	100%
12/27/07	AT&T (a)	Evansville	IN	102,530	15,816	100%
12/27/07	AT&T (a)	Joplin	MO	75,000	13,000	100%
10/19/07	Greenfield Commons (a)	Aurora	IL	32,258	6,000	100%
08/31/07	Orland Park Place Outlots	Orland Park	IL	37,010	10,871	100%
05/18/07	Rainbow Foods (a)	West St. Paul	MN	61,712	6,850	100%
05/02/07	Apria Healthcare (a)	Schaumburg	IL	40,906	8,200	100%
05/01/07	Delavan Crossing (a)	Delavan	WI	60,930	9,625	100%
03/29/07	FMC Technologies (a)	Houston	TX	462,717	65,000	100%
01/30/07	Best Buy (a)	Burbank	IL	71,113	10,100	100%

				1,180,706	$189,725

(a)

These properties were acquired through our joint venture with IREX.

(b)

This property was contributed to our joint venture with IREX on May 15, 2008.

Development property acquisitions during the six months ended June 30, 2008 and the year ended December 31, 2007

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Purchase Price

12/21/07	Lantern Commons	Pine Tree Institutional Realty, LLC	Westfield	IN	63	$16,691
09/27/07	Southshore Shopping Center	Pine Tree Institutional Realty, LLC	Boise	ID	7	5,000
09/10/07	North Aurora Town Centre Phase III	North American Real Estate	North Aurora	IL	63	23,000
05/14/07	Shops at Lakemoor	Tucker Development Corporation	Lakemoor	IL	74	27,545
04/02/07	Orchard Crossing	Pine Tree Institutional Realty, LLC	Ft. Wayne	IN	32	11,945
02/23/07	Tuscany Village	Paradise Development Group, Inc.	Clermont	FL	53	12,326

					292	$96,507

Investment property dispositions during the six months ended June 30, 2008 and the year ended December 31, 2007

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain/Loss on Sale

04/17/08	Wilson Plaza	Batavia	IL	11,160	$1,735	$606
03/31/08	Rainbow Foods (a)	West St. Paul	MN	61,712	8,075	-
03/27/08	Delavan Crossing (a)	Delavan	WI	60,930	11,070	-
03/21/08	FMC Technologies (a)	Houston	TX	462,717	71,900	-
02/28/08	Terramere Plaza	Arlington Heights	IL	40,965	5,300	876
02/13/08	Walgreens – Decatur	Decatur	IL	13,500	400	(46)
01/23/08	Apria Healthcare (a)	Schaumburg	IL	40,906	9,950	-
12/27/07	Maple Plaza	Downers Grove	IL	31,196	4,250	1,283
09/24/07	Best Buy (a)	Burbank	IL	71,113	11,495	-
05/11/07	Springhill Fashion Center	West Dundee	IL	125,198	9,312	1,223
04/27/07	Honey Creek Commons (a) (b)	Terra Haute	IN	179,100	26,416	172

				1,098,497	$159,903	$4,114

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

Development property dispositions during the six months ended June 30, 2008 and the year ended December 31, 2007

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Sales Price

06/18/08	North Aurora Outlots Phase II	North American Real Estate	North Aurora	IL	5	$2,443
01/10/08	Savannah Crossing	TMK Development, Inc	Aurora	IL	1	1,523
11/16/07	Orchard Crossing	Pine Tree Institutional Realty, LLC	Ft. Wayne	IN	11	4,500
03/07/07	Savannah Crossing	TMK Development, Inc	Aurora	IL	25	5,443

					42	$13,909

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

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and, if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  During the six months ended June 30, 2008, we recorded an impairment loss of $666 related to an 86,004 square foot neighborhood retail center located in Madison, Wisconsin.  No such losses have been required or recorded in the accompanying financial statements as of and for the six months ended June 30, 2007.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as a component of amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of June 30, 2008, we had not allocated any amounts to customer relationships.

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

Investment in Securities.  We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at June 30, 2008 and December 31, 2007 consist of preferred and common stock investments that are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," or SFAS No. 115 and EITF 03-1, The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments, for an impaired security we consider whether we have the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and consider whether the evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee.

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at June 30, 2008 and December 31, 2007 were $16,706 and $18,378, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during the six months ended June 30, 2008 and 2007.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, we do not believe that the risk is significant.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), our draws on the line of credit with KeyBank N.A., which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  As of June 30, 2008, we had approximately $70,000 available under our $155,000 line of credit. If necessary, such as for new acquisitions, we believe we can generate cash flow by entering into financing arrangements or joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties, joint venture commitments and to repay draws on the line of credit.

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

As of June 30, 2008, we owned interests in 146 investment properties, including those owned through our unconsolidated joint ventures.  In the aggregate, all of our 146 investment properties are currently generating sufficient cash flow from operations to pay our operating expenses, debt service requirements and distributions equal to $0.98 per share on an annual basis.

We invest in marketable securities of other REITs as well as non-REIT entities.  We had investments in securities of $17,397 at June 30, 2008, consisting of preferred and common stock investments.  During the six months ended June 30, 2008, we recorded accumulated other comprehensive income of $1,707 related to these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the six months ended June 30, 2008 we had a realized gain on sale of $944, also during the six months ended June 30, 2007 we had a realized loss on sale of $35, respectively.  Additionally, during the six months ended June 30, 2008, the Company realized a loss of $2,510 related to a decline in value of certain investment securities which were determined to be other than temporary.  The overall stock market and REIT stocks have declined over the last few months and although these investments have generated both current income and gain on sale during the six months ended June 30, 2008, there is no assurance that existing or future investments will generate any income or gains due to economic uncertainties that may occur in the future and they may generate a loss.  Declines in the value of our investment securities may also impact our ability to borrow on margin in the future.  As of June 30, 2008, our margin loan balance was $7,388.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2012 and thereafter based on debt outstanding at June 30, 2008:

2008 (a)	$66,193
2009	49,082
2010	195,937
2011(b)	365,674
2012	67,413
Thereafter	83,531

Total	$827,830

(a)

Approximately $66,193 of the Company's mortgages payable mature during 2008.  The Company intends to replace these loans with new debt at market terms.

(b)

Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed.  It is not our intent to redeem these notes at this time, however, the note holders could require us to do so.  Additionally, included in the debt maturing during 2011 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2008, we were in compliance with these covenants.

The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2008 and 2007:

	2008	2007

Net cash provided by operating activities	$30,400	37,461

Net cash provided by (used in) investing activities	$25,568	(133,267)

Net cash provided by (used in) financing activities	$(57,640)	80,705

Statements of Cash Flows

2008 Compared to 2007

Net cash provided by operating activities during the six months ended June 30, 2008 decreased $7,061, as compared to the six months ended June 30, 2007.  This decrease was primarily the result of the payment of larger common area maintenance expenses on our investment properties during the six months ended June 30, 2008, as compared to the three months ended June 30, 2007.  Additionally, we received less operating distributions from our unconsolidated joint ventures during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.  This decrease was offset by an increase in cash flows from operations generated by properties acquired during 2008 and 2007.

Net cash provided by investing activities was $25,568 for the six months ended June 30, 2008, as compared to net cash used in investing activities of $133,267 for the six months ended June 30, 2007.  During the six months ended June 30, 2008, we acquired two investment properties at a cost of $27,984 and completed $6,512 in additions to our investment properties, as compared to the acquisition of five investment properties for our joint venture with Inland Real Estate Exchange Corporation ("IREX") during the six months ended June 30, 2007 at a cost of $100,507 and completed $8,595 in additions to our investment properties.  Additionally, during the six months ended June 30, 2008, we received more cash from the sale of joint venture interests related to the sales to TIC investors through our IREX joint venture and the sale of investment properties in our wholly-owned portfolio.  During the six months ended June 30, 2008, we also received more distributions from our unconsolidated joint ventures, received payment upon maturity of its mortgage receivable with Tri-Land Properties, Inc., spent less on the purchase of computers and software and less cash was invested in our unconsolidated joint ventures.

Net cash used in financing activities was $57,640 for the six months ended June 30, 2008, as compared to net cash provided by financing activities of $80,705 for the six months ended June 30, 2007.  The primary reason for this increase in cash used was an increase in debt repayments of $45,367 and lower net loan and line of credit proceeds received of $24,785 during the six months ended June 30, 2008, as compared to $116,585 during the six months ended June 30, 2007.

Results of Operations

Net income available to common stockholders and net income available to common stockholder per weighted average common share for the three and six months ended June 30, 2008 and 2007 are summarized below:

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007

Net income available to common stockholders	$9,975	10,705	20,403	22,398

Net income available to common stockholders per weighted average common share – basic and diluted	$0.15	0.16	0.31	0.34

Weighted average number of common shares outstanding – basic	65,929	65,178	65,839	65,109

Weighted average number of common shares outstanding – diluted	65,989	65,248	65,899	65,179

Net income decreased $730 and $1,995 for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, respectively.  The decrease in net income is due to recording a non-cash charge of approximately $2,500 related to a decline in value of certain investment securities which were determined to be other than temporary during the three and six months ended June 30, 2008 and to a $666 impairment recorded to adjust the book value of an investment property currently under contract.  Additionally, net income for the six months ended June 30, 2008 decreased as compared to the six months ended June 30, 2007, due to recording gains from land sales through our unconsolidated joint ventures of $681 and $1,312, respectively.  Partially offsetting the decrease in net income is an increase in gains on the sale of certain investment securities, increases of $128 and $782 in gains recorded related to the sale to TIC investors of the properties through our joint venture with IREX and a deferred partnership gain of $3,193 recognized upon repayment of our mortgage receivable with Tri-Land Properties, Inc.

This section describes and compares our results of operations for the three and six months ended June 30, 2008 and 2007, respectively.  At June 30, 2008, we had ownership interests in 30 Single-user retail properties, 68 Neighborhood Retail Centers, 19 Community Centers, 28 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same three and six month periods during each year.  A total of 126 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.8 million square feet.  A total of three investment properties, those that have been acquired during the three and six months ended June 30, 2008 and the year ended December 31, 2007 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 98% of the square footage of our portfolio at June 30, 2008.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three and six months ended June 30, 2008 and 2007 along with reconciliation to income from continuing operations, calculated in accordance with U.S. GAAP.

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Rental income and tenant recoveries:
"Same store" investment properties, 126 properties
Rental income	$31,480	31,129	62,998	62,318
Tenant recovery income	12,152	10,611	27,375	25,339
Other property income	1,492	1,110	1,976	1,830
"Other investment properties”
Rental income	830	1,673	2,402	1,892
Tenant recovery income	203	46	414	46
Other property income	3	8	9	9
Total rental and additional rental income	$46,160	44,577	95,174	91,434

Property operating expenses:
"Same store" investment properties, 126 properties
Property operating expenses	$5,600	4,531	14,217	12,540
Real estate tax expense	8,064	7,841	16,332	15,942
"Other investment properties"
Property operating expenses	126	16	319	(87)
Real estate tax expense	161	-	293	-
Total property operating expenses	$13,951	12,388	31,161	28,395

Property net operating income
"Same store" investment properties	$31,460	30,478	61,800	61,005
"Other investment properties"	749	1,711	2,213	2,034
Total property net operating income	$32,209	32,189	64,013	63,039

Other income:
Straight-line income	57	465	82	607
Amortization of lease intangibles	63	87	80	172
Other income (expense)	(270)	1,310	1,084	2,540
Fee income from unconsolidated joint ventures	1,433	475	2,449	1,131
Gain on sale of joint venture interest	3,321	307	3,975	2,229
Gain on extinguishment of debt	-	319	-	319

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiary	(163)	10	(406)	(424)
Bad debt expense	(325)	(415)	(689)	(412)
Depreciation and amortization	(11,866)	(10,950)	(22,678)	(20,919)
Provision for asset impairment	(666)	-	(666)	-
General and administrative expenses	(3,538)	(3,040)	(6,591)	(6,364)
Interest expense	(10,869)	(12,357)	(22,609)	(23,761)
Minority interest	(103)	(111)	(216)	(219)
Equity in earnings of unconsolidated ventures	389	1,010	1,352	2,943

Income from continuing operations	$9,672	9,299	19,180	20,881

On a "same store" basis, (comparing the results of operations of the investment properties owned and operated during the three and six months ended June 30, 2008 with the results of the same investment properties during the three and six months ended June 30, 2007), property net operating income increased $982 with total rental and additional rental income increasing $2,274 and total property operating expenses increasing $1,292 for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.  Property net operating income increased $795 with total rental and additional rental income increasing $2,862 and total property operating expenses increasing $2,067 for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.  The increase in same store net operating income for the three and six months ended June 30, 2008 is primarily due to lease termination income of approximately $1,100 recorded during the quarter as well as ongoing leasing gains and a decrease in non-reimbursable tenant related expenses.  These items were partially offset by the impact on revenue of certain big box vacancies.  Adjusted for the impact of lease termination income in the quarter, same store net operating income would have been essentially flat compared to the same periods prior year.

Total rental and additional rental income for the three months ended June 30, 2008 and 2007 were $46,160 and $44,577, respectively, and for the six months ended June 30, 2008 and 2007, these amounts were $95,174 and $91,434, respectively.  The primary reason for the increase in rental and additional rental income for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007 was increased tenant recovery income.  Tenant recovery income increased as a result of increased property operating expenses.

Fee income from unconsolidated joint ventures increased $958 and $1,318 for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, respectively.  This increase is due to acquisition fees earned on the properties acquired by our joint venture with IREX and increased management fees earned on a larger portfolio of properties in our unconsolidated joint ventures.

Total property operating expenses for the three months ended June 30, 2008 and 2007 were $13,951 and $12,388, respectively and for the six months ended June 30, 2008 and 2007, these amounts were $31,161 and $28,395, respectively.  The increase in expenses is due primarily to an increase in common area maintenance expenses on our "same store" portfolio of properties.  The increases are related to additional parking lot work, such as paving and striping for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007 and to increased snow removal costs during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.  Additionally, the increase is due to an increase in payroll and other payroll related items during the three and six months ended June 30, 2008, as compared to the three and six months ended June, 2007.

General and administrative expenses increased $498 and $227, for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, respectively.  The increase is due in part to an increase in salaries and other payroll related items and an increase in marketing costs due to new signage for our properties and the redesign of our website

Other income (expense) decreased $1,580 and $1,456 for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, respectively.  The primary reason for this decrease was recording a non-cash charge of approximately $2,500 related to a decline in value of certain investment securities which were determined to be other than temporary.  Offsetting this decrease in other income (expense) is an increase in dividend income on our securities portfolio and gains on sale related to securities sold during the three and six months ended June 30, 2008.

Gain on sale of joint venture interests increased $3,014 and $1,746 for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, respectively.  During the three and six months ended June 30, 2008, we recorded gains of $128 and $782, respectively in connection with our joint venture with IREX.  Additionally, we recorded the gain previously deferred in conjunction with the repayment of our mortgage receivable with Tri-Land Properties, Inc. in the amount of $3,193.  During the three and six months ended June 30, 2007, we recorded a gain of $307 and $2,229, respectively in connection with the sale of our interest in our joint venture with Crow Holdings Managers, LLC.

Interest expense decreased $1,488 and $1,152 for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, respectively.  For the three months ended June 30, 2008 and 2007, the decrease is a result of a decrease in interest on our mortgages payable due to decreased amounts of outstanding debt and lower interest rates on our mortgages which bear interest at variable rates and a decrease in interest on our line of credit with Key Bank NA due to lower balances maintained during the period.  As of June 30, 2008, the average interest rate on our variable rate debt, including our line of credit was 3.85%, compared to 6.71% at June 30, 2007.  For the six months ended June 30, 2008 and 2007 the decrease is due to a decrease in interest on our mortgages payable for the reason given above.  This decrease is offset by an increase in interest on our line of credit with KeyBank NA due to larger average balances maintained during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.

Equity in earnings of unconsolidated joint ventures decreased $621 and $1,591 for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, respectively.  This decrease is due primarily to a land sale gain during the six months ended June 30, 2007 in which we recorded a gain of approximately $1,312 through one of our unconsolidated joint ventures.  During the three and six months ended June 30, 2008, we recorded gains from land sales in the amount of $256 and $681, respectively through our unconsolidated joint ventures.  Additionally, the decrease is due to losses incurred during the three and six months ended June 30, 2008 through our joint venture with NYSTRS.  The losses result from increased vacancies, primarily the result of the Wickes Furniture bankruptcy, discussed below.

In February 2008, Wickes Furniture, a tenant at five of our investment properties filed for bankruptcy and has since liquidated.  Two of the locations are at investment properties owned through our unconsolidated joint ventures.  All leases were rejected and the locations have closed.  Wickes Furniture represented approximately one percent of our total base rent in 2007.  We are actively marketing these spaces to release them in a timely fashion in order to limit the potential lost revenue.  A lease has already been signed for the Minnesota location.  The new lease is for a higher rental rate per square foot and we are expanding the gross leasable area at that location by 7,000 square feet.

In April 2008, Linens N Things, a tenant at three of our investment properties filed for bankruptcy.  We have been notified that two of these locations, one in Schaumburg, Illinois and one in Rochester, Minnesota, will be closing, but the leases have not yet been rejected.  These two closing locations account for less than one percent of our total current base rent in 2007.

Captive Insurance

We are a member of a limited liability company formed as an insurance association captive (the "Captive"), which is owned in equal proportions with two other REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc., and us.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  The Captive was formed to initially insure/reimburse the members' deductible obligations for the first $100 of property insurance and $100 of general liability insurance.  We entered into the Captive to stabilize our insurance costs, manage our exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a variable interest entity ("VIE") as defined in FIN 46R and we are not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.  We were not required to make additional capital contributions to this entity during the six months ended June 30, 2008 and the year ended December 31, 2007.

Joint Ventures

Consolidated joint ventures are those where we are either the primary beneficiary of a variable interest entity or have substantial influence over and control the entity.  The primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual returns.  The third parties' interests in these consolidated entities are reflected as minority interest in the accompanying consolidated financial statements.  All inter-company balances and transactions have been eliminated in consolidation.

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

Venture Partner	Company's Profit/Loss Allocation Percentage at June 30, 2008 (a)	Investment in and advances to unconsolidated joint ventures at June 30, 2008	Investment in and advances to unconsolidated joint ventures at December 31, 2007

New York State Teachers' Retirement System	50%	$57,159	67,101
North American Real Estate, Inc.	45%	8,628	6,861
Oak Property and Casualty	33%	942	700
TMK Development	40%	6,544	5,580
Paradise Development Group, Inc.	15%	5,977	5,560
Pine Tree Institutional Realty, LLC	85%	11,058	9,684
Tucker Development Corporation	48%	7,332	7,028
Inland Real Estate Exchange Corporation	50%	193	1,438

Investment in and advances to joint ventures		$97,833	103,952

(a)

The profit/loss allocation percentage is allocated after the calculation of the Company's preferred return.

Our proportionate share of the earnings or losses from these ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, we earn fees for providing property management, leasing and acquisition activities to these ventures.  We recognize only our share of these fees in the accompanying consolidated statements of operations and other comprehensive income.  During the three and six months ended June 30, 2008, we earned $1,433 and $2,449 in fee income from our unconsolidated joint ventures, as compared to $475 and $1,131 for the three and six months ended June 30, 2007.  This fee income increased due in most part to acquisition fees on the properties purchased for our joint venture with IREX as well as increased management fees on an increased number of properties in our unconsolidated joint ventures.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by us are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  Differences between our investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the six months ended June 30, 2008 and 2007, we recorded $730 and $707, respectively, of amortization of this basis difference.

We guaranty certain portions of joint venture debt.  In accordance with FIN 45, we are required to estimate the fair value of these guarantees and record a corresponding liability.  We have determined that the fair value of such guarantees are immaterial as of June 30, 2008 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

During the six months ended June 30, 2008, our joint venture with TMK Development sold an additional parcel of land to a third party for approximately $1,523.  The joint venture recorded a gain on sale of approximately $722.  Our pro rata share of the gain, including our preferred return is $425, which is recorded in equity in earnings of unconsolidated joint ventures for the six months ended June 30, 2008.

During the six months ended June 30, 2008, our joint venture with North American Real Estate sold an additional parcel of land to a third party for approximately $2,443.  The joint venture recorded a gain on sale of approximately $256.  Our pro rata share of the gain, including our preferred return is $256, which is recorded in equity in earnings of unconsolidated joint ventures for the three and six months ended June 30, 2008.  We recorded 100 percent of the gain since the total gain was less than the preferred return due.

During the six months ended June 30, 2008, we acquired one investment property on behalf of our joint venture with IREX and contributed one investment property to this joint venture.  As of June 30, 2008, the joint venture had sold all but two properties acquired in 2007 to TIC investors.  During the six months ended June 30, 2008, we earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales to the TIC investors, we recorded gains of approximately $128 and $782, for the three and six months ended June 30, 2008, respectively, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.  No such gains were recorded during the three and six months ended June 30, 2007.

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Certain of our unconsolidated joint ventures entered into interest rate swap contracts to limit their exposure to variable interest rates.  These derivative instruments were designated as cash flow hedges and therefore qualify for hedge accounting.  The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.

We recorded our pro rata share of unrealized losses in the amount of $21 for the six months ended June 30, 2008, as well as our pro rata share of unrealized gains in the amount of $367 for the three months ended June 30, 2008, which is included as a component of other comprehensive income on the accompanying consolidated statements of operations and other comprehensive income and as a component of investments in and advances to joint ventures in the accompanying consolidated balance sheets.  No such losses were recorded during the three and six months ended June 30, 2007.  The following table presents pertinent information related to these interest rate swap contracts.

Notional Amount	Maturity Date	Swap Rate	Company's pro rata share	Total unrealized loss since inception

$20,329	February 27, 2009	4.92%	45%	$(75)
10,000	March 10, 2009	4.92%	45%	(39)
21,000	March 1, 2010	4.92%	48%	(106)

$51,329				$(220)

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair value measurements at June 30, 2008 using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Available for sale securities	$17,397
Total assets	$17,397

Derivative interest rate instruments liabilities (a)		$1,003
Total liabilities		$1,003

(a)

The derivative interest rate instruments are held through certain of our unconsolidated joint ventures.  The amount in the above table reflects the entire liability of the instruments.  We may be required to make an additional capital contribution of $469, our pro rata share of this amount, to cover the joint venture's liability.

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

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007

Net income available to common stockholders	$9,975	10,705	20,403	22,398
Gain on sale of investment properties, net of minority interest (a)	(517)	(1,223)	(1,348)	(1,223)
Equity in depreciation and amortization of unconsolidated joint ventures	2,582	2,490	5,124	4,952
Amortization on in-place lease intangibles	753	946	1,612	1,644
Amortization on leasing commissions	312	194	507	362
Depreciation, net of minority interest	10,719	9,845	20,435	19,020

Funds From Operations	$23,824	22,957	46,733	47,153

Net income available to common stockholders per weighted average common share – basic and diluted	$0.15	0.16	0.31	0.34

Funds From Operations, per weighted average common share – basic and diluted	$0.36	0.35	0.71	0.72

Weighted average number of common shares outstanding, basic	65,929	65,178	65,839	65,109

Weighted average number of common shares outstanding, diluted	65,989	65,248	65,899	65,179

Distributions declared	$16,168	15,982	32,291	31,717
Distributions per common share	$0.25	0.24	0.49	0.49
Distributions / Funds From Operations Payout Ratio	67.9%	69.6%	69.1%	67.3%

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

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007

Income from continuing operations	$9,672	9,299	19,180	20,881
Gain on non-operating property	(256)	-	(681)	(1,312)
Income tax benefit (expense) of taxable REIT subsidiary	163	(10)	406	424
Income (loss) from discontinued operations	(214)	183	(123)	294
Interest expense	10,869	12,357	22,609	23,761
Interest expense associated with discontinued operations	-	113	29	289
Interest expense associated with unconsolidated joint ventures	2,067	1,770	4,050	3,675
Depreciation and amortization	11,866	10,950	22,678	20,919
Depreciation and amortization associated with discontinued operations	4	117	43	271
Depreciation and amortization associated with unconsolidated joint ventures	2,582	2,490	5,124	4,952

EBITDA	$36,753	37,269	73,315	74,154

Total Interest Expense	$12,936	14,240	26,688	27,725

EBITDA: Interest Expense Coverage Ratio	$2.8 x	2.6 x	2.7 x	2.7 x

The following table lists the approximate physical occupancy levels for our wholly-owned investment properties as of the end of each quarter during 2008 and 2007.  N/A indicates we did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08	06/30/08
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

22nd St. Plaza Outlot, Oakbrook Terrace, IL	9,970	99	99	99	100	100	100
Apache Shoppes, Rochester, MN	60,780	96	100	100	100	100	100
Aurora Commons, Aurora, IL	126,908	90	94	95	100	97	97(a)
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100	100
Baytowne Square, Champaign, IL	118,542	100	100	100	99	99	94(a)
Bergen Plaza, Oakdale, MN	262,720	86	85	92	91	92	89(a)
Berwyn Plaza, Berwyn, IL	18,138	100	100	100	100	100	100
Big Lake Town Square, Big Lake, MN	67,858	100	100	100	100	94	94(a)
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	99	99
Brunswick Market Center, Brunswick, OH	119,540	95	93	100	98	98	98
Burnsville Crossing, Burnsville, MN	97,310	92	92	92	89	89	88
Butera Market, Naperville, IL	67,632	100	100	100	100	100	100
Byerly's Burnsville, Burnsville, MN	72,339	96	96	96	96	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	96	96	96	96	96	96
Chestnut Court, Darien, IL	170,027	99	100	99	99	86	88
Circuit City, Traverse City, MI	21,337	0	0	0	0	0	0(a)
Cliff Lake Centre, Eagan, MN	73,582	94	92	93	90	89	85(a)
Crystal Point, Crystal Lake, IL	339,898	100	100	100	100	100	99
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0	0	0	0	0	0(a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0	0(a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100	100
Cub Foods, Arden Hills, MN	68,442	100	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	98	98	98	98	98	98
Deer Trace II, Kohler, WI	24,410	100	100	100	100	100	100
Disney, Celebration, FL	166,131	100	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	0	0	0	0(a)
Dominick's, Hammond, IN	71,313	100	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100	100
Downers Grove Mkt, Downers Grove, IL	104,449	100	100	100	100	100	97
Eastgate Shopping Center, Lombard, IL	131,601	83	83	84	81	81	79(a)
Eckerd Drug, Chattanooga, TN	10,908	100	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08	06/30/08
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Edinburgh Festival, Brooklyn Park, MN	91,536	97	94	89	97	92	95
Elmhurst City Center, Elmhurst, IL	39,090	100	100	100	100	100	100
Fashion Square, Skokie, IL	84,580	100	100	100	96	80	80
Fashion Square II, Skokie, IL	7,151	100	100	100	100	100	100
Fox Run Square, Naperville, IL	143,512	N/A	N/A	N/A	N/A	97	97
Four Flaggs, Niles, IL	306,661	81	74	82	74	91	72
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	100	100	100	92	92	92(a)
Golf Road Plaza, Niles, IL	26,109	83	99	95	86	86	86
Goodyear, Montgomery, IL	12,903	100	100	100	51	51	51(a)
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	54	54	54
Greenfield Commons, Aurora, IL	32,258	N/A	N/A	N/A	100	100	100
Hartford Plaza, Naperville, IL	43,762	100	100	100	100	100	100
Hawthorn Village, Vernon Hills, IL	98,806	82	82	96	96	97	97
Hickory Creek Market, Frankfort, IL	55,831	83	83	80	91	97	97
High Point Center, Madison, WI	86,004	70	70	70	70	68	64
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100	100
Home Goods Store, Coon Rapids, MN	25,145	100	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	100	100
Iroquois Center, Naperville, IL	140,981	95	96	97	98	95	95(a)
Joliet Commons, Joliet, IL	158,922	100	92	100	92	92	92
Joliet Commons Phase II, Joliet, IL	40,395	100	100	100	100	100	100
Lake Park Plaza, Michigan City, IN	229,639	72	72	72	70	68	68(a)
Lansing Square, Lansing, IL	233,508	59	58	58	58	76	77
Mallard Crossing, Elk Grove Village, IL	82,929	97	97	97	97	91	91
Mankato Heights, Mankato, MN	155,173	98	99	99	97	99	100
Maple Grove Retail, Maple Grove, MN	79,130	91	91	91	91	91	91
Maple Park Place, Bolingbrook, IL	218,762	100	100	100	98	100	100
Medina Marketplace, Medina, OH	72,781	100	100	100	98	98	95(a)
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	16,803	100	100	100	89	79	79
Nantucket Square, Schaumburg, IL	56,981	79	79	100	95	95	91(a)
Naper West, Naperville, IL	164,812	87	68	76	74	86	84(a)
Naper West Ph II, Naperville, IL	50,000	73	73	73	73	73	73
Northgate Center, Sheboygan, WI	73,647	98	98	98	98	95	98
Oak Forest Commons, Oak Forest, IL	108,330	93	93	93	93	97	96
Oak Forest Commons III, Oak Forest, IL	7,424	76	76	76	38	38	38

	Gross
	Leasable
	Area	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08	06/30/08
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	89	97	97	90	90	90
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	80	80
Park Avenue Center, Highland Park, IL	64,943	67	67	67	67	67	67
Park Center Plaza, Tinley Park, IL	194,599	65	96	96	90	89	90
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	100	99
Park Square, Brooklyn Park, MN	137,109	92	95	94	94	89	89(a)
Park St. Claire, Schaumburg, IL	11,859	35	100	100	35	35	35
Petsmart, Gurnee, IL	25,692	100	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	100	100	100	99	99	99(a)
Plymouth Collection, Plymouth, MN	40,815	100	89	89	89	89	100
Quarry Outlot, Hodgkins, IL	9,650	19	19	51	100	100	100
Quarry Retail, Minneapolis, MN	281,648	99	99	99	99	99	99
Riverdale Commons, Coon Rapids, MN	168,277	99	99	78	78	79	79
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	100	100	98	94	94	96(a)
River Square Center, Naperville, IL	58,260	78	87	87	92	92	86(a)
Rivertree Court, Vernon Hills, IL	298,862	94	94	96	97	97	97(a)
Rochester Marketplace, Rochester, MN	70,213	100	100	100	100	100	100
Rose Naper Plaza East, Naperville, IL	11,658	88	88	88	88	100	86
Rose Naper Plaza West, Naperville, IL	14,335	100	100	89	41	41	57
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100	100
Roundy’s, Waupaca, WI	63,780	100	100	100	100	100	100
Salem Square, Countryside, IL	112,310	100	100	100	100	100	100
Schaumburg Plaza, Schaumburg, IL	61,485	91	87	92	92	92	92
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	100	100	100	100
Shakopee Outlot, Shakopee, MN	12,285	N/A	100	100	100	100	100
Shakopee Valley, Shakopee, MN	146,430	99	99	99	99	100	100
Shannon Square Shoppes, Arden Hills, MN	29,196	92	92	88	92	92	100
Shingle Creek, Brooklyn Center, MN	39,456	81	81	88	91	91	97
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	18	23	23	23	23	23
Shops at Grayhawk, Omaha, NB	221,000	96	93	95	93	94	93(a)
Shops at Orchard Place, Skokie, IL	165,141	94	94	94	94	94	94
Six Corners, Chicago, IL	80,650	97	97	94	97	95	95(a)
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100	100
Springbrook Market, West Chicago, IL	78,158	N/A	N/A	N/A	100	100	100
St. James Crossing, Westmont, IL	49,994	97	97	97	88	92	94

	Gross
	Leasable
	Area	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08	06/30/08
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Staples, Freeport, IL	24,049	100	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	93	93	93	93	93	93
The University of Phoenix	18,018	N/A	N/A	N/A	N/A	N/A	100
Townes Crossing, Oswego, IL	105,989	100	98	100	100	98	97
Tweeter, Schaumburg, IL	9,988	100	100	100	100	100	100
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100	100
University Crossing, Mishawaka, IN	111,651	92	74	81	69	84	84(a)
V. Richard's Plaza, Brookfield, WI	107,952	94	94	93	97	95	95(a)
Verizon Wireless, Joliet, IL	4,504	100	100	100	100	100	100
Village Ten Center, Coon Rapids, MN	211,472	98	98	98	98	98	98
Walgreens, Jennings, MO	15,120	100	100	100	100	100	100
Wauconda Crossing, Wauconda, IL	90,290	99	99	99	99	99	18(a)
Wauconda Shopping Ctr, Wauconda, IL	34,137	31	100	76	76	100	84(a)
West River Crossing, Joliet, IL	32,452	96	96	96	96	79	79
Western and Howard, Chicago, IL	11,974	83	100	100	100	100	100
Winnetka Commons, New Hope, MN	42,415	91	91	91	85	85	85(a)
Wisner/Milwaukee Plaza, Chicago, IL	14,426	55	55	72	72	72	100
Woodfield Plaza, Schaumburg, IL	177,160	99	99	99	99	100	78
Woodland Commons, Buffalo Grove, IL	170,398	90	94	97	95	93	95
Woodland Heights, Streamwood, IL	120,436	90	92	95	94	94	86(a)
	10,952,511

The following table lists the approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of the end of each quarter during 2008 and 2007.  N/A indicates the relevant joint venture did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08	06/30/08
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Algonquin Commons I, Algonquin, IL	545,556	95	89	90	88	89	82(a)
AT&T, Davenport, IA	75,000	N/A	N/A	N/A	100	100	100
AT&T, Evansville, IN	102,530	N/A	N/A	N/A	100	100	100
AT&T, Joplin, MO	75,000	N/A	N/A	N/A	100	100	100
Chatham Ridge, Chicago, IL	175,754	69	69	67	67	67	64(a)
Cobblers Crossing, Elgin, IL	102,643	99	97	97	97	97	90
Forest Lake Marketplace, Forest Lake, MN	93,853	100	100	100	100	100	100
Greentree Center & Outlot, Caledonia, WI	169,268	97	97	97	97	100	97
Mapleview, Grayslake, IL	114,804	92	94	94	94	94	96
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100	100
Orland Park Place, Orland Park, IL	599,672	99	99	99	99	97	91
Randall Square, Geneva, IL	216,485	99	99	99	99	99	99
Ravinia Plaza, Orland Park, IL	101,384	81	86	82	96	82	98
Regal Showplace, Crystal Lake, IL	97,040	100	100	100	100	94	96
Shoppes of Mill Creek, Palos Park, IL	102,422	96	96	96	97	94	95(a)
Thatcher Woods, River Grove, IL	188,213	98	96	96	97	100	100
Woodfield Comm E/W, Schaumburg, IL	207,452	86	86	98	95	96	96

	3,084,076

(a)

We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 82% to 100% at June 30, 2008 for each of these centers.

Subsequent Events

On July 14, 2008, we acquired, through our joint venture with IREX, four Bank of America office buildings in sale-leaseback transactions from Bank of America, N.A. for an aggregate purchase price of $153,000, including approximately $90,000 of mortgage debt.  We funded the remaining purchase price with a draw on our line of credit and using cash and cash equivalents.  The office properties comprise a total of 839,808 square feet of space and are located in Pennsylvania, Nevada, Maryland and New Mexico.

On July 17, 2008, we paid a cash distribution of $0.08167 per share on the outstanding shares of our common stock to stockholders of record at the close of business on June 30, 2008.

On July 17, 2008, we announced that we had declared a cash distribution of $0.08167 per share on the outstanding shares of our common stock.  This distribution is payable on August 18, 2008 to the stockholders of record at the close of business on July 31, 2008.

On July 18, 2008, we sold 1.2 acres of vacant land at Orchard Crossing, owned through our joint venture with PineTree Institutional Realty, LLC, for $1,200.  This land parcel was sold to Arby's for construction of a 3,500 square foot restaurant.  Proceeds from the sale were used to pay down the construction loan.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2008 we had no material derivative instruments, on a consolidated basis.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will generally only enter into derivative transactions that satisfy the aforementioned criteria.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension based on our view of the current interest rate environment.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2012 and thereafter, based on debt outstanding at June 30, 2008 and weighted average interest rates for the debt maturing in each specified period.

	2008	2009	2010	2011	2012	Thereafter	Total

Fixed rate debt	66,193	25,782	167,595	280,674	67,413	77,331	684,988
Weighted average interest rate	6.29%	6.43%	4.77%	4.61%	5.23%	5.67%

Variable rate debt	-	23,300	28,342	85,000	-	6,200	142,842
Weighted average interest rate	-	3.98%	3.72%	4.00%	-	1.95%

The table above does not reflect indebtedness incurred after June 30, 2008.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness, fixed rate debt that matures and needs to be refinanced and hedging strategies used to reduce the impact of any increases in rates.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  At June 30, 2008, the fair value of our debt was estimated to be $142,842 for debt which bears interest at variable rates and $676,836 for debt which bear interest at fixed rates.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At June 30, 2008, approximately $142,842, or 17%, of our debt has variable interest rates averaging 3.85%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $179 for the six months ended June 30, 2008.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of June 30, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

We are not party to, and none of our properties is subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on June 11, 2008.  The following proposals were voted on at the meeting:

(1)  The stockholders of the Company elected to the board all eight director nominees with the following votes:

Nominee	For	Withheld

Roland W. Burris (Independent Director)	57,082,693	799,022
Thomas P. D'Arcy (Independent Director)	57,315,228	566,487
Daniel L. Goodwin (Director)	56,503,728	1,377,987
Joel G. Herter (Independent Director)	57,111,546	770,169
Heidi N. Lawton (Independent Director)	57,126,790	754,925
Thomas H. McAuley (Director)	57,099,230	782,485
Thomas R. McWilliams (Independent Director)	57,294,138	587,577
Joel D. Simmons (Director)	57,102,198	779,517

(2)   The stockholders of the Company ratified the appointment of KPMG LLP as our independent public accounting firm for the fiscal year ending December 31, 2008.  Stockholders holding 57,375,593 shares voted in favor of the proposal, stockholders holding 384,394 shares voted against the proposal and stockholders holding 121,728 shares abstained from voting on this proposal.

Item 5.  Other Information

Not Applicable.

Item 6.

Exhibits

The following exhibits are filed as part of this 10-Q or incorporated herein by reference:

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

(*)

Filed as part of this 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris
President and Chief Executive Officer (principal
executive officer)
Date:	August 6, 2008

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	August 6, 2008

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

(*)

Filed as part of this 10-Q.