Form 10-Q
period 2008-09-30
INLAND REAL ESTATE CORP
filed 2008-11-10
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 7, 2008, there were 66,332,242 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(In thousands, except per share data)

	September 30, 2008 (unaudited)	December 31, 2007
Assets:
Investment properties:
Land	$349,915	347,804
Construction in progress	2,344	1,573
Building and improvements	986,854	970,231

	1,339,113	1,319,608
Less accumulated depreciation	271,802	250,433

Net investment properties	1,067,311	1,069,175

Cash and cash equivalents	13,719	18,378
Investment in securities	14,174	18,074
Accounts and mortgage receivable	48,095	63,986
Investment in and advances to unconsolidated joint ventures	133,130	103,952
Acquired lease intangibles, net	26,779	27,409
Deferred costs, net	10,496	9,592
Other assets	10,629	10,753

Total assets	$1,324,333	1,321,319

Liabilities:
Accounts payable and accrued expenses	$39,918	35,590
Acquired below market lease intangibles, net	2,930	3,429
Distributions payable	5,411	5,363
Mortgages payable	530,367	606,680
Term loan	140,000	-
Line of credit	50,000	100,000
Convertible notes	180,000	180,000
Other liabilities	20,275	24,404

Total liabilities	968,901	955,466

Commitments and contingencies

Minority interest	2,272	2,494

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 66,253 and 65,669 Shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	663	657
Additional paid-in capital (net of offering costs of $58,816)	623,833	615,298
Accumulated distributions in excess of net income	(266,715)	(248,262)
Accumulated other comprehensive loss	(4,621)	(4,334)

Total stockholders' equity	353,160	363,359

Total liabilities and stockholders' equity	$1,324,333	1,321,319

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Other Comprehensive Income
For the three and nine months ended September 30, 2008 and 2007 (unaudited)
(In thousands except per share data)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Revenues
Rental income	$34,089	32,247	99,275	96,829
Tenant recoveries	12,123	11,955	39,758	37,231
Other property income	703	555	2,680	2,237
Fee income from unconsolidated joint ventures	1,668	2,114	4,076	3,242
Total revenues	48,583	46,871	145,789	139,539

Expenses:
Property operating expenses	6,194	5,403	21,225	18,142
Real estate tax expense	8,367	8,135	24,911	24,005
Depreciation and amortization	11,543	10,661	34,052	31,416
General and administrative expenses	3,141	2,508	9,732	8,872
Total expenses	29,245	26,707	89,920	82,435

Operating income	19,338	20,164	55,869	57,104

Other income (expense)	(810)	1,294	273	3,833
Gain on sale of joint venture interest	288	-	4,263	2,229
Gain on extinguishment of debt	-	-	-	319
Interest expense	(11,761)	(12,003)	(34,198)	(35,593)
Minority interest	(124)	(117)	(341)	(336)
Income before equity in earnings of unconsolidated joint ventures, income tax expense of taxable REIT subsidiary and discontinued operations	6,931	9,338	25,866	27,556

Income tax expense of taxable REIT subsidiary	(116)	(229)	(522)	(653)
Equity in earnings on unconsolidated joint ventures	3,002	930	4,354	3,872
Income from continuing operations	9,817	10,039	29,698	30,775
Income (loss) from discontinued operations	(164)	(7)	358	1,655

Net income available to common stockholders	9,653	10,032	30,056	32,430

Other comprehensive income:
Unrealized loss on investment securities	(2,027)	(429)	(320)	(714)
Unrealized gain on derivative instruments	54	-	33	-

Comprehensive income	$7,680	9,603	29,769	31,716

Basic and diluted earnings available to common shares per weighted average common share:

Income from continuing operations	$0.15	0.15	0.45	0.47
Discontinued operations	-	-	0.01	0.03
Net income available to common stockholders per weighted average common share – basic and diluted	$0.15	0.15	0.46	0.50

Weighted average number of common shares outstanding – basic	66,136	65,361	65,938	65,193
Weighted average number of common shares outstanding – diluted	66,193	65,422	65,997	65,260

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statement of Stockholders' Equity
For the nine months ended September 30, 2008 (unaudited)
(Dollars in thousands, except per share data)

Nine months ended September 30, 2008
Number of shares
Balance at beginning of period	65,669
Shares issued from DRP	567
Cancelled restricted shares	(2)
Issuance of Shares	19
Balance at end of period	66,253

Common Stock
Balance at beginning of period	$657
Proceeds from DRP	6
Balance at end of period	663

Additional Paid-in capital
Balance at beginning of period	615,298
Proceeds from DRP	8,240
Amortization of stock compensation	295
Balance at end of period	623,833

Accumulated distributions in excess of net income
Balance at beginning of period	(248,262)
Net income available to common stockholders	30,056
Distributions declared	(48,509)
Balance at end of period	(266,715)

Accumulated other comprehensive loss
Balance at beginning of period	(4,334)
Other comprehensive loss	(287)
Balance at end of period	(4,621)

Total stockholders’ equity	$353,160

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2008 and 2007 (unaudited)

(In thousands)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Cash flows from operating activities:
Net income	$30,056	32,430
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	666	-
Depreciation and amortization	34,315	32,023
Non real estate depreciation and amortization	372	327
Amortization of deferred stock compensation	295	227
Amortization on acquired above market leases	403	505
Amortization on acquired below market leases	(532)	(894)
Gain on sale of investment properties	(1,421)	(1,223)
Gain on extinguishment of debt	-	(319)
Realized gain on investment securities	(943)	(135)
Realized loss on investment securities	3,681	215
Minority interest	341	336
Equity in earnings from unconsolidated ventures	(4,354)	(3,873)
Gain on sale of joint venture interest	(4,263)	(2,228)
Straight line rental income	385	(584)
Provision for doubtful accounts	800	(725)
Amortization of loan fees	1,635	1,557
Distributions from unconsolidated joint ventures	2,378	5,482
Changes in assets and liabilities:
Restricted cash	1,982	(813)
Mortgage receivable	(876)	(410)
Accounts and rents receivable	(7,105)	(5,484)
Deposits and other assets	784	(595)
Accounts payable and accrued expenses	(3,670)	4,085
Accrued interest payable	2,108	2,546
Accrued real estate taxes	3,906	4,026
Security and other deposits	(102)	(11)
Prepaid rents and unearned income	(1,079)	(299)
Net cash provided by operating activities	$59,762	66,166

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2008 and 2007 (unaudited)

(In thousands)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Cash flows from investing activities:
Restricted cash	$(184)	(569)
Escrows held for others	-	(4)
Proceeds from sale of joint venture interest, net	35,365	33,752
Purchase of investment securities	(3,419)	(9,017)
Sale of investment securities	4,261	2,912
Additions to investment properties, net of accounts payable	(11,150)	(14,205)
Rental income under master lease agreements	(85)	28
Purchase of investment properties	(180,580)	(111,400)
Purchase of furniture, fixtures, equipment and software	(312)	(1,855)
Proceeds from sale of investment properties, net	13,636	970
Distributions from unconsolidated joint ventures	11,913	30,659
Investment in unconsolidated joint ventures	(11,269)	(43,635)
Mortgages receivable	22,872	(2,441)
Leasing fees	(1,031)	(786)
Net cash used in investing activities	(119,983)	(115,591)

Cash flows from financing activities:
Proceeds from the DRP	8,246	6,974
Proceeds from exercise of options	-	25
Issuance of shares	-	48
Purchase of minority interest, net	-	(126)
Loan proceeds	130,085	69,133
Proceeds from term loan	140,000	-
Proceeds from unsecured line of credit	100,000	90,000
Repayments on unsecured line of credit	(150,000)	(38,000)
Loan fees	(2,144)	(605)
Other current liabilities	(4,245)	5,339
Distributions paid	(48,461)	(47,607)
Distributions to minority interest partners	(563)	(563)
Payoff of debt	(116,916)	(37,971)
Principal payments of debt	(440)	(608)
Net cash provided by financing activities	55,562	46,039

Net decrease in cash and cash equivalents	(4,659)	(3,386)

Cash and cash equivalents at beginning of period	18,378	27,569

Cash and cash equivalents at end of period	$13,719	24,183

Supplemental disclosure of cash flow information

Cash paid for interest, net of capitalized interest	$34,202	33,782

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2008 (unaudited)
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

The Company had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of September 30, 2008. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2008. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2008 or in the consolidated balance sheets as of September 30, 2008. As of September 30, 2008, returns for the calendar years 2004 through 2007 remain subject to examination by U.S. and various state and local tax jurisdictions.

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
September 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  The Company maintains its cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, the Company does not believe the risk is significant based on its review of the rating of the institutions where its cash is deposited.

The Company capitalizes interest costs related to construction in progress and considers both interest paid on debt obtained to fund the project and the interest cost incurred during the period that could have been avoided.  The Company has recorded approximately $1,009 and $1,514 of capitalized interest related to certain of its development joint ventures for the nine months ended September 30, 2008 and 2007, respectively.

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  During the nine months ended September 30, 2008, the Company recorded an impairment loss of $666 related to an 86,004 square foot neighborhood retail center located in Madison, Wisconsin.  No such losses were required or recorded in the accompanying consolidated financial statements as of and for the nine months ended September 30, 2007.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of September 30, 2008 and December 31, 2007, the Company held letters of credit for tenant security deposits totaling approximately $698 and $1,120, respectively.

A mortgage receivable is considered impaired in accordance with SFAS No. 114: "Accounting by Creditors for Impairment of a Loan."  Pursuant to SFAS No. 114, a mortgage receivable is impaired if it is probable that the Company will not collect all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  The Company had no outstanding mortgages receivable at September 30, 2008 and based upon the Company’s judgement, no mortgages receivable were impaired at December 31, 2007.

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
September 30, 2008 (unaudited)
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
September 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity U.S. GAAP (the GAAP hierarchy). Under SFAS 162, the FASB is responsible for identifying the sources of accounting principles and providing entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with U.S. GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  The FASB does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.  This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight FASB (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

(2)

Investment Securities

Investment in securities at September 30, 2008 and December 31, 2007 consist of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value.  The overall stock market and REIT stocks have declined over the last few months and although some of these investments have generated both current income and gain on sale during the nine months ended September 30, 2008, there is no assurance that existing or future investments will generate any income or gains due to economic uncertainties that may occur in the future.  Declines in the value of our investment securities may also impact our ability to borrow on margin in the future.  The Company acquires stock on margin and the margin loan is subject to separate terms and conditions.  At September 30, 2008 and December 31, 2007 the loan balances were $5,802 and $10,047, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  The Company has recorded a net unrealized loss of $4,573 and $4,253 on the accompanying consolidated balances sheets as of September 30, 2008 and December 31, 2007, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the nine months ended September 30, 2008 and 2007 resulted in gains on sale of $943 and $135, respectively, which are included in other income (expense) in the accompanying consolidated statements of operations and other comprehensive income.  Dividend income is recognized when earned.

During the nine months ended September 30, 2008 and 2007, the Company recognized an impairment charge of $3,681 and $215, respectively, with respect to our investment in perpetual preferred and common securities.  Due to various factors, including the extent and duration during which the market price had been below cost, the Company concluded the decline in value was other than temporary as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as amended.  On October 14, 2008, the staff in the Office of the Chief Accountant of the Securities and Exchange Commission noted in a letter to the FASB, that after consulting with the FASB, the staff would not object to the application of an impairment model similar to a debt security since SFAS No. 115 does not specifically address the impact of the debt-like characteristics on the assessment of other-than-temporary impairment.  Such an evaluation should be based on the Company's ability and intent to hold the security to maturity and the underlying credit of the issuers.  The Company adopted this impairment model for perpetual preferred securities in the third quarter 2008.  Other than temporary impairment is included in other income (expense) in the accompanying consolidated statements of operations and other comprehensive income.  The letter noted that the views of the staff were an intermediate step in the process of addressing the impairment of perpetual preferred securities and asked the FASB to expeditiously address the issues.  There is no assurance that the FASB or the staff will formalize the views of the staff noted in the October 14, 2008 letter.  In the absence of the staff expressing its view in the October 14, 2008 letter, the Company may have treated the gross unrealized losses on the perpetual preferred securities described above as other than temporary.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

The Company evaluates its investments for impairment quarterly.  If the Company concludes that an investment is other than temporary, it will recognize an impairment charge at that time.  However, without recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit characteristics, additional other than temporary losses may occur in future periods.

Although several of the Company's perpetual preferred securities met other-than-temporary criteria, the securities were not impaired, based on the Company's application of the debt-like impairment model as described above.  Using this model, the Company determined that the impairments on such securities were not other than temporary as there had been no deterioration in the credit of the issuer.  The determination was made by considering factors such as cash flows, continued dividend payments, bankruptcy, de-registration of shares and other qualitative market factors.  Management concluded that approximately $4,100 of the gross unrealized losses on investment securities in the table below relate to these perpetual preferred returns in which management determined no other than temporary impairment was warranted based on the views of the staff expressed in the October 14, 2008 letter.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008 were as follows:

Less than 12 months	12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$5,975	(2,546)	2,686	(1,711)	8,661	(4,257)

Non-REIT Stock	$2,729	(464)	-	-	2,729	(464)

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

Venture Partner	Company's Profit/Loss Allocation Percentage at September 30, 2008 (a)	Investment in and advances to unconsolidated joint ventures at September 30, 2008	Investment in and advances to unconsolidated joint ventures at December 31, 2007

New York State Teachers' Retirement System	50%	$58,547	67,101
North American Real Estate, Inc.	45%	10,993	6,861
Oak Property and Casualty	33%	1,035	700
TMK Development	40%	8,661	5,580
Paradise Development Group, Inc.	15%	6,673	5,560
Pine Tree Institutional Realty, LLC	85%	10,861	9,684
Tucker Development Corporation	48%	7,399	7,028
Inland Real Estate Exchange Corporation	(b)	28,961	1,438

Investment in and advances to joint ventures		$133,130	103,952

(a)

The profit/loss allocation percentage is allocated after the calculation of the Company's preferred return.

(b)

The Company's profit/loss allocation percentage varies based on the amount of interest it holds in the properties that are in the selling process to TIC investors.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

The Company's proportionate share of the earnings or losses related to these ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes only its share of these fees in the accompanying consolidated statements of operations and other comprehensive income.  During the three and nine months ended September 30, 2008, the Company earned $1,668 and $4,076, respectively in fee income from its unconsolidated joint ventures, as compared to $2,114 and $3,242 for the three and nine months ended September 30, 2007, respectively.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  Differences between the Company's investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the nine months ended September 30, 2008 and 2007, the Company recorded $1,083 and $1,064, respectively, of amortization of this basis difference.

The Company guarantees certain portions of joint venture debt.  In accordance with FIN 45, the Company is required to estimate the fair value of these guarantees and record a corresponding liability.  The Company has determined that the fair value of such guarantees are immaterial as of September 30, 2008 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

Through the end of 2009, there is one mortgage loan maturing in the joint venture with NYSTRS, in the amount of $11,800.  The joint venture expects to refinance this loan at market terms available at the date of maturity.  Additionally, approximately $85,000 of debt in the Company's development joint ventures matures before the end of 2009.  The Company's development partners are currently in the process of extending the relevant construction loans.

During the nine months ended September 30, 2008, the Company's development joint ventures sold four land parcels to third parties for approximately $10,500.  The joint ventures recorded gains on sale of approximately $1,629.  The Company's pro rata share of these gains, including its preferred return, was $954, which is reflected in equity in earnings of unconsolidated joint ventures for the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, the Company's joint venture with IREX acquired five investment properties using capital contributed by the Company.  Additionally, the Company contributed one investment property to this joint venture.  As of September 30, 2008, the joint venture had sold all of the properties acquired in 2007 to TIC investors.  During the nine months ended September 30, 2008, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales to the TIC investors, the Company recorded gains of approximately $288 and $1,070, for the three and nine months ended September 30, 2008, respectively, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.  No such gains were recorded during the three and nine months ended September 30, 2007.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2008 (unaudited)
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

The Company recorded its pro rata share of unrealized gains of approximately $54 and $33 for the three and nine months ended September 30, 2008, respectively, which is included as a component of other comprehensive income on the accompanying consolidated statements of operations and other comprehensive income and as a component of investments in and advances to joint ventures in the accompanying consolidated balance sheets.  No such losses were recorded during the three and nine months ended September 30, 2007.  The following table presents pertinent information related to these interest rate swap contracts.

Notional Amount	Maturity Date	Swap Rate	Company's pro rata share	Total unrealized loss since inception

$20,329	February 27, 2009	4.92%	45%	$(42)
10,000	March 10, 2009	4.92%	45%	(22)
21,000	March 1, 2010	4.92%	48%	(40)

$51,329				$(104)

Summarized financial information for the unconsolidated joint ventures is as follows:

Balance Sheet:	September 30, 2008	December 31, 2007

Assets:
Investment in real estate, net	$702,352	689,307
Other assets	53,911	52,993

Total assets	$756,263	742,300

Liabilities:
Mortgage payable	$431,547	401,667
Other liabilities	42,961	46,283

Total liabilities	474,508	447,950

Total equity	281,755	294,350

Total liabilities and equity	$756,263	742,300

Investment in and advances to unconsolidated joint ventures	$133,130	103,952

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

Statement of Operations:	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Total revenues	$21,569	16,785	56,175	52,640
Total expenses	(15,676)	(15,807)	(48,642)	(46,108)

Income from continuing operations	$5,893	978	7,533	6,532

Inland’s pro rata share of income from continuing operations (a)	$3,002	930	4,354	3,872

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair value measurements at September 30, 2008 using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Available for sale securities	$14,174
Total assets	$14,174

Derivative interest rate instruments liabilities (a)		$674
Total liabilities		$674

(a)

The derivative interest rate instruments are held through certain of the Company's unconsolidated joint ventures.  The amount in the above table reflects the entire liability of the instruments.  The Company may be required to make an additional capital contribution of $319, its pro rata share of this amount, to cover the joint venture's liability.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

(5)

Mortgages Receivable

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with a wholly owned subsidiary of Tri-Land Properties, Inc., dated February 1, 2001.  The Company continued to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The Company agreed to lend Tri-Land Properties, Inc. up to $21,500, plus accrued interest.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid currently and the remaining 3% to be accrued, with no additional interest, and paid upon maturity.  The loan matured on June 30, 2008.  The loan was secured by the investment property and Tri-Land Properties, Inc. had guaranteed $1,000 of this mortgage receivable.  The Company received the entire balance of the mortgage receivable and accrued interest upon maturity.  The Company recorded a gain of $3,193 upon repayment of the outstanding balance.  This gain was the result of the sale of the Company's equity investment related to the previous joint venture agreement and had been deferred as the Company did not qualify for gain recognition due to the lack of initial investment and continuing involvement.  The gain is included in gain on sale of joint venture interest on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company recorded $887 and $1,163 of interest income for the nine months ended September 30, 2008 and 2007, respectively.

(6)

Transactions with Related Parties

During the nine months ended September 30, 2008 and 2007, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing from, or through, affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $70 per hour and $80 per hour for consulting fees.  The Company continues to purchase these services from The Inland Group, Inc. and its affiliates and for the nine months ended September 30, 2008 and 2007, these payments totaled $1,408 and $1,055 respectively.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the nine months ended September 30, 2008 and 2007 were $342 and $255, respectively and are included in general and administrative expenses.  The Inland Group, Inc., through affiliates, owns approximately 12.3% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc. or its affiliates.

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage the Company's investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $135 and $118 for these services during the nine months ended September 30, 2008 and 2007, respectively.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2008 (unaudited)
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

(7)

Discontinued Operations

During the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company sold a total of six investment properties.  For federal and state income tax purposes, certain of our sales operated as tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions and would be included in other assets on the accompanying consolidated balance sheets.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid at closing	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Springhill Fashion Center	May 10, 2007	7,900	1,060	1,223	Yes
Maple Plaza	December 27, 2007	1,582	2,300	1,283	No
Walgreens - Decatur	February 13, 2008	-	282	(46)	No
Terramere Plaza	February 28, 2008	2,202	2,510	876	No
Wilson Plaza	April 17, 2008	-	1,596	606	No
High Point Center	September 3, 2008	-	6,474	(16)	No

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of September 30, 2008, there were no properties classified as held for sale.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

On the accompanying consolidated balance sheets at September 30, 2008 and December 31, 2007, the Company has recorded $351 and $429, respectively of assets related to discontinued operations and $153 and $304, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three months ended September 30, 2008, the Company has recorded a loss from discontinued operations of $164, including a loss on sale of $16, and for the nine months ended September 30, 2008, the Company has recorded income from discontinued operations of $358, including net gains on sale of $1,331.  For the three months ended September 30, 2007, the Company recorded a loss from discontinued operations of $7 and for the nine months ended September 30, 2007, the Company recorded income from discontinued operations of $1,655, including gains on sale of $1,223.

(8)

Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include an increase of $385 and a decrease of $584, respectively, for the nine months ended September 30, 2008 and 2007, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $18,673 and $18,288 in related accounts and mortgage receivable as of September 30, 2008 and December 31, 2007, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

(9)

Mortgages Payable

Mortgage loans outstanding as of September 30, 2008 were $530,367 and had a weighted average interest rate of 5.07%.  Of this amount, $472,525 had fixed rates ranging from 3.99% to 9.25% and a weighted average fixed rate of 5.10% as of September 30, 2008.  The remaining $57,842 of mortgage debt represented variable rate loans with a weighted average interest rate of 4.80% as of September 30, 2008.  As of September 30, 2008, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through January 2018.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

The table below presents the principal amount of mortgages maturing each year, including monthly annual amortization of principal, through December 31, 2012 and thereafter, based on mortgages outstanding at September 30, 2008 and weighted average interest rates for the mortgages maturing in each specified period.

	2008(a)	2009	2010	2011	2012	Thereafter	Total
Maturing debt:
Fixed rate debt	$593	$25,782	$167,595	$100,674	$67,413	$110,468	$472,525
Variable rate debt	-	23,300	28,342	-	-	6,200	57,842

Weighted average interest rate
Fixed rate debt	-	6.43%	4.77%	4.59%	5.23%	5.65%	5.10%
Variable rate debt	-	5.20%	3.75%	-	-	8.13%	4.80%

(a)

All 2008 debt maturities have been retired.  The amount shown reflects remaining principal payments for 2008.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

(10)

Line of Credit

On April 22, 2008, the Company completed a third amendment to its line of credit with KeyBank NA.  The aggregate commitment of the Company's line is $300,000, which includes a $145,000 accordion feature, and matures on April 22, 2011.  The Company pays interest only on draws under the line at the rate equal to 120 – 165 basis points over LIBOR.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In conjunction with this amendment, the Company paid approximately $1,000 in fees and costs.  The outstanding balance on the line of credit was $50,000 and $100,000 as of September 30, 2008 and December 31, 2007, respectively.

The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2008, the Company was in compliance with these covenants.

(11)

Term Loan

On September 2, 2008, the Company entered into a $140,000 two year unsecured term loan agreement with a lending group comprised of five banks.  The Company has the right to increase the term loan amount to $200,000, provided certain circumstances are met.  The Company pays interest only, on a monthly basis during the term of the term loan, with all outstanding principal and unpaid interest due upon termination of the loan.  Borrowings under the term loan bear interest at a variable rate equal to either 50 basis points over the Prime rate or 200 basis points over LIBOR, in effect at the time of borrowing.  The term loan matures September 2, 2010.

The term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2008, the Company was in compliance with these covenants.

(12)

Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026, which included the exercise by the initial purchasers of their option to purchase an additional $10,000 to cover over-allotments.

Interest on the notes is payable on May 15 and November 15 of each year beginning May 15, 2007.  The notes mature on November 15, 2026 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The earliest date these notes can be redeemed by holders is November 15, 2011.  Prior to November 21, 2011, the Company may not redeem the notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  However, on or after November 21, 2011, the Company may redeem the notes, in whole or in part, subject to the redemption terms in the note.  Following the occurrence of certain change in control transactions, the Company may be required to repurchase the notes in whole or in part for cash at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest.  At September 30, 2008, the Company has recorded $3,145 of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company's consolidated balance sheets at September 30, 2008.

Holders may convert their notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of notes the Company will deliver cash and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of September 30, 2008, for each $1 principal amount of notes was 48.2824 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2008 (unaudited)
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

As of September 30, 2008, 83 shares of common stock issued pursuant to employment agreements were outstanding, of which 47 have vested.  Additionally, the Company issued 46 shares pursuant to employment incentives of which 20 have vested and two have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of September 30, 2008 and December 31, 2007, options to purchase 45 and 37 shares of common stock, respectively, at exercise prices ranging from $9.05 to $19.96 per share were outstanding.  During the year ended December 31, 2007, options to purchase 6 shares were exercised by certain independent directors.  There were no options exercised during the nine months ended September 30, 2008.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

The basic weighted average number of common shares outstanding were 65,938 and 65,193 for the nine months ended September 30, 2008 and 2007, respectively.  The diluted weighted average number of common shares outstanding were 65,997 and 65,260 for the nine months ended September 30, 2008 and 2007, respectively.

(14)

Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers and employment incentives.  As of September 30, 2008, the Company has issued the following shares:

Fiscal year shares issued	Shares issued pursuant to employment agreements	Shares issued pursuant to employment incentives	Average share price on the date of issuance	Aggregate value of shares issued pursuant to employment agreements	Aggregate value of shares issued pursuant to employment incentives	Deferred stock compensation

Prior to 2004	5	-	$11.00	$60	$-	$-
2004	32	15	12.93	411	193	76
2005	19	11	15.18	290	167	136
2006	8	8	16.01	129	130	130
2007	5	6	17.36	92	95	132
2008	12	6	14.45	186	89	204
	81	46		$1,168	$674	$678

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2008 (unaudited)
(In thousands, except per share data and square footage amounts)

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the share value was determined to be equal to the last price at which the Company sold shares, prior to its listing on the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  The officers may receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $246 and $303 were recorded in connection with the vesting of these shares, for the nine months ended September 30, 2008 and 2007, respectively.

(15)

Segment Reporting

The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Florida, Illinois, Indiana, Maryland, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Mexico, Ohio, Pennsylvania, Tennessee, and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

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

(17)

Subsequent Events

On October 17, 2008, the Company paid a cash distribution of $0.08167 per share on the outstanding shares of its common stock to stockholders of record at the close of business on September 30, 2008.

On October 17, 2008, the Company announced that it had declared a cash distribution of $0.08167 per share on the outstanding shares of its common stock.  This distribution is payable on November 17, 2008 to the stockholders of record at the close of business on October 31, 2008.

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

We had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of September 30, 2008.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2008. We have no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2008 or in the consolidated balance sheets as of September 30, 2008. As of September 30, 2008, returns for the calendar years 2004 through 2007 remain subject to examination by U.S. and various state and local tax jurisdictions.

Executive Summary

We are an owner/operator of neighborhood, community, power, lifestyle and single tenant retail centers. We are a self-administered REIT incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  As of September 30, 2008, we owned interests in 145 investment properties, including those owned through our unconsolidated joint ventures.

Essentially all of our revenues and cash flows are generated by collecting rental payments from our tenants and from fee income received from our unconsolidated joint ventures.  One of our main goals is to continue increasing our revenues by acquiring additional investment properties and re-leasing those spaces that are vacant, or may become vacant, at existing properties, at more favorable rental rates.  During the nine months ended September 30, 2008, we executed 45 new, 152 renewal and 6 non-comparable leases (new, previously unleased space), aggregating approximately 1,192,000 square feet on our wholly-owned portfolio.  The 45 new leases comprise approximately 200,000 square feet with an average rental rate of $14.51 per square foot, a 20.1% increase over the average expiring rate.  The 152 renewal leases comprise approximately 907,000 square feet with an average rental rate of $11.36 per square foot, a 10.4% increase over the average expiring rate.  The 6 non-comparable leases comprise approximately 85,000 square feet with an average base rent of $6.98.  During 2008, there are 73 leases expiring in our wholly-owned portfolio, which comprise approximately 319,000 square feet and account for approximately $4,474, or 3.24%, of our annualized base rent.  We will attempt to renew or re-lease these spaces at more favorable rental rates to provide increased cash flows.

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

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental non-GAAP measure to compare our performance and operations to that of other REITs.  Due to certain unique operating characteristics of real estate companies, NAREIT, an industry trade group, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives payable by us to certain executives, based on our performance.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.

We believe EBITDA is useful to us and to an investor as a supplemental non-GAAP measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance.  EBITDA is defined as earnings (losses) from operations excluding: (1) interest expense; (2) income tax benefit or expenses; (3) depreciation and amortization expense; and (4) gains (loss) on non-operating property.  By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and capital structure.  By excluding depreciation and amortization expense, we believe we can more accurately assess the performance of our portfolio.  Because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements, it does not reflect the amount of capital needed to maintain our properties nor does it reflect trends in interest costs due to changes in interest rates or increases in borrowing.  EBITDA should be considered only as a supplement to net earnings and may be calculated differently by other equity REITs.

We believe EBITDA is an important supplemental measure because we utilize EBITDA to calculate our interest expense coverage ratio, which equals EBITDA divided by total interest expense.  We believe that including EBITDA and thereby excluding the effect of non-operating expenses and non-cash charges, all of which are based on historical cost and may be of limited significance in evaluating current performance, facilitates comparison of core operating profitability between periods and between REITs, particularly in light of the use of EBITDA by a seemingly large number of REITs in their reports on forms 10-Q and 10-K.  We believe that investors should consider EBITDA in conjunction with net income and the other required U.S. GAAP measures of our performance to improve their understanding of our operating results.

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

•

TMK Development – Land sales, at Savannah Crossing (265,000 square feet of retail space planned), located in Aurora, Illinois, to Wal-Mart and a home developer enabled us to quickly recoup all of our initial investment, leaving the remaining 14 acres of land free and clear for development.  We completed a pad sale to Fifth Third Bank in January 2008.  Wal-Mart, which opened in the first quarter of 2008, and Walgreen's, which opened in the fourth quarter of 2008, anchor the center.  Two multi-tenant buildings have been completed and are already significantly leased.

•

North American Real Estate - The North Aurora Towne Centre (805,000 square feet of retail space planned), located in North Aurora, Illinois, surrounds an existing third party owned center shadow anchored by Target and JC Penney's. We have signed leases for approximately 5,600 square feet in the multi-tenant buildings completed in 2007 and a 30,000 square foot Best Buy build-to-suit that opened in October of 2008.  We sold a 20,000 square foot La Z Boy building during the third quarter 2008.   We closed on a five acre land sale to Ashley Furniture on June 18, 2008.  Phases one and two (430,000 square feet) of the development are scheduled for completion in 2009 and Phase III (375,000 square feet) is expected to be finished by year end 2010.

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

o

Orchard Crossing (260,000 square feet of retail space planned) is located in Fort Wayne, Indiana.  In 2007, we completed a land sale of approximately 11 acres for $4.5 million to Target Corporation.  In addition, we have a signed lease with Gordman's for a 50,000 square foot build-to-suit at this location.  Construction of the Gordman's building and all junior anchors and small shop buildings have been completed; Gordman’s opened in the fourth quarter 2008.  Famous Footwear, Maurices, Rue 21, Qdoba, and Aspen Dental have signed leases for 21,500 square feet and are expected to open in fourth quarter 2008.  We expect to complete this development in the first half of 2009.

o

Lantern Commons (440,000 square feet of retail space planned) is located in Westfield, Indiana, which is a north suburb of Indianapolis.  We expect to develop anchor and junior anchor buildings, multi-tenant retail shop space plus out parcels for sale or ground lease. We are negotiating with three national retailers to anchor the center and have received indications of interest from several junior anchors.

•

Paradise Development Group - Tuscany Village (340,000 square feet of retail space planned) is located in the Orlando area.  We currently have executed land sales contracts with a national warehouse discounter, and a national discount grocer.  We are also negotiating letters of intent with a handful of junior box anchors and restaurant chains.  The target completion date for this project is late 2010.

Acquisitions and Dispositions

During the nine months ended September 30, 2008 and the year ended December 31, 2007, we completed the following acquisitions and dispositions:

Investment property acquisitions during the nine months ended September 30, 2008 and the year ended December 31, 2007

Date	Property	City	State	GLA Sq.Ft.	Purchase Price	Financial Occupancy at time of Acquisition

07/14/08	Bank of America (a)	Moosic	PA	300,000	$42,608	100%
07/14/08	Bank of America (a)	Las Vegas	NV	85,708	25,022	100%
07/14/08	Bank of America (a)	Hunt Valley	MD	377,332	72,739	100%
07/14/08	Bank of America (a)	Rio Rancho	NM	76,768	12,228	100%
05/01/08	University of Phoenix (a)	Merrillville	IN	18,018	5,613	100%
01/16/08	Fox Run Square (b)	Naperville	IL	143,512	23,150	97%
12/27/07	AT&T (a)	Davenport	IA	75,000	15,500	100%
12/27/07	AT&T (a)	Evansville	IN	102,530	15,816	100%
12/27/07	AT&T (a)	Joplin	MO	75,000	13,000	100%
10/19/07	Greenfield Commons (a)	Aurora	IL	32,258	6,000	100%
08/31/07	Orland Park Place Outlots	Orland Park	IL	37,010	10,871	100%
05/18/07	Rainbow Foods (a)	West St. Paul	MN	61,712	6,850	100%
05/02/07	Apria Healthcare (a)	Schaumburg	IL	40,906	8,200	100%
05/01/07	Delavan Crossing (a)	Delavan	WI	60,930	9,625	100%
03/29/07	FMC Technologies (a)	Houston	TX	462,717	65,000	100%
01/30/07	Best Buy (a)	Burbank	IL	71,113	10,100	100%

				2,020,514	$342,322

(a)

These properties were acquired through our joint venture with IREX.

(b)

This property was contributed to our joint venture with IREX on May 15, 2008.

Development property acquisitions during the nine months ended September 30, 2008 and the year ended December 31, 2007

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Purchase Price

12/21/07	Lantern Commons	Pine Tree Institutional Realty, LLC	Westfield	IN	63	$16,691
09/27/07	Southshore Shopping Center	Pine Tree Institutional Realty, LLC	Boise	ID	7	5,000
09/10/07	North Aurora Town Centre Phase III	North American Real Estate	North Aurora	IL	63	23,000
05/14/07	Shops at Lakemoor	Tucker Development Corporation	Lakemoor	IL	74	27,545
04/02/07	Orchard Crossing	Pine Tree Institutional Realty, LLC	Ft. Wayne	IN	32	11,945
02/23/07	Tuscany Village	Paradise Development Group, Inc.	Clermont	FL	53	12,326

					292	$96,507

Investment property dispositions during the nine months ended September 30, 2008 and the year ended December 31, 2007

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain (Loss) on Sale

09/03/08	High Point Center	Madison	WI	86,692	$7,400	$(16)
07/22/08	Greenfield Commons (a)	Aurora	IL	32,258	7,276	-
07/07/08	AT&T (a)(b)	Davenport	IA	75,000	49,515	-
07/07/08	AT&T (a)(b)	Evansville	IN	102,530	-	-
07/07/08	AT&T (a)(b)	Joplin	MO	75,000	-	-
04/17/08	Wilson Plaza	Batavia	IL	11,160	1,735	606
03/31/08	Rainbow Foods (a)	West St. Paul	MN	61,712	8,075	-
03/27/08	Delavan Crossing (a)	Delavan	WI	60,930	11,070	-
03/21/08	FMC Technologies (a)	Houston	TX	462,717	71,900	-
02/28/08	Terramere Plaza	Arlington Heights	IL	40,965	5,300	876
02/13/08	Walgreens – Decatur	Decatur	IL	13,500	400	(46)
01/23/08	Apria Healthcare (a)	Schaumburg	IL	40,906	9,950	-
12/27/07	Maple Plaza	Downers Grove	IL	31,196	4,250	1,283
09/24/07	Best Buy (a)	Burbank	IL	71,113	11,495	-
05/11/07	Springhill Fashion Center	West Dundee	IL	125,198	9,312	1,223
04/27/07	Honey Creek Commons (a) (c)	Terra Haute	IN	179,100	26,416	172

				1,469,977	$224,094	$4,098

(a)

This property is included as a disposition as all of the TIC interests have been sold through our joint venture with IREX.

(b)

The TIC interests in the three AT&T properties were sold together as a package.  The sale price of $49,515 was for all three properties.

(c)

This property was contributed to our joint venture with IREX and the gain shown relates to our contribution of the property to the joint venture.  The gain is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.

Development property dispositions during the nine months ended September 30, 2008 and the year ended December 31, 2007

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Sales Price

08/11/08	North Aurora Outlots Phase I	North American Real Estate	North Aurora	IL	2	$5,300
07/18/08	Orchard Crossing	Pine Tree Institutional Realty, LLC	Ft. Wayne	IN	1	1,200
06/18/08	North Aurora Outlots Phase II	North American Real Estate	North Aurora	IL	5	2,443
01/10/08	Savannah Crossing	TMK Development, Inc	Aurora	IL	1	1,523
11/16/07	Orchard Crossing	Pine Tree Institutional Realty, LLC	Ft. Wayne	IN	11	4,500
03/07/07	Savannah Crossing	TMK Development, Inc	Aurora	IL	25	5,443

					45	$20,409

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

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and, if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  During the nine months ended September 30, 2008, we recorded an impairment loss of $666 related to an 86,004 square foot neighborhood retail center located in Madison, Wisconsin.  No such losses have been required or recorded in the accompanying financial statements as of and for the nine months ended September 30, 2007.

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

We allocate the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in-place leases) and any financing assumed that is determined to be above or below market terms.  Purchase price allocations are based on our estimates.  The value allocated to land as opposed to building affects the amount of depreciation expense we record.  If more value is attributed to land, depreciation expense is lower than if more value is attributed to building and improvements.  In some circumstances we engage independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations; however, we are ultimately responsible for the purchase price allocation.  We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.

The aggregate value of other intangibles is measured based on the difference between the purchase price and the property valued as if vacant.  We utilize information contained in independent appraisals and management's estimates to determine the respective as if vacant property values.  Factors considered by management in our analysis of determining the as if vacant property value include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases and the risk adjusted cost of capital.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, up to 24 months.  Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses.  We allocate the difference between the purchase price of the property and the as if vacant value first to acquired above and below market leases.  We evaluate each acquired lease based upon current market rates at the acquisition date and consider various factors including geographic location, size and location of leased space within the investment property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market.  After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to the acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate.  The determination of the discount rate used in the present value calculation is based upon a rate for each individual lease and primarily based upon the credit worthiness of each individual tenant.  The values of the acquired above and below market leases are amortized over the life of each respective lease as an adjustment to rental income.

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as a component of amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of September 30, 2008, we had not allocated any amounts to customer relationships.

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

Investment in Securities.  We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at September 30, 2008 and December 31, 2007 consist of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value.  Unrealized holding gains and losses on securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established, in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") "Accounting for Certain Investments in Debt and Equity Securities," and EITF 03-1, The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments. On October 14, 2008, the staff in the office of the Chief Accountant of the Securities and Exchange Commission noted in a letter to the FASB that after consulting with the FASB, the staff would not object to the application of an impairment model similar to a debt security since SFAS No. 115 does not specifically address the impact of the debt-like characteristics on the assessment of other-than-temporary impairment.  The impairment model for debt securities was adopted by the Company with regard to its perpetual preferred securities beginning in the third quarter 2008.  The letter noted that the views of the staff were an intermediate step in the process of addressing the impairment of perpetual preferred securities and asked the FASB to expeditiously address the issues.  There is no assurance that the FASB or the staff will formalize the views of the staff noted in the October 14, 2008 letter.  In the absence of the staff expressing its view in the October 14, 2008 letter, the Company may have treated the gross unrealized losses on the perpetual preferred securities described above as other than temporary.

For an impaired security we consider whether we have the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and consider whether the evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee.  In addition, under the debt security model, an evaluation as to the underlying credit of the issuer is made.  However, without recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit characteristics, additional other than temporary losses may occur in future periods.

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at September 30, 2008 and December 31, 2007 were $13,719 and $18,378, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during the nine months ended September 30, 2008 and 2007.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, we do not believe the risk is significant based on our review of the rating of the institutions where our cash is deposited.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), our draws on the line of credit with KeyBank N.A., which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  As of September 30, 2008, we were in compliance with the covenants on our line.  We had up to $105,000 available under our $155,000 line of credit and an additional $145,000 available under an accordion feature. If necessary, such as for new acquisitions, we believe we can generate capital by entering into financing arrangements or joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties, joint venture commitments and to repay draws on the line of credit.

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

As of September 30, 2008, we owned interests in 145 investment properties, including those owned through our unconsolidated joint ventures.  In the aggregate, all of our 145 investment properties are currently generating sufficient cash flow from operations to pay our operating expenses, debt service requirements and distributions equal to $0.98 per share on an annual basis.

We invest in marketable securities of other entities, including REITs.  These investments in securities totaled $14,174 at September 30, 2008, consisting of preferred and common stock investments.  During the nine months ended September 30, 2008, we recorded accumulated other comprehensive loss of $320 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the nine months ended September 30, 2008 and 2007 we had realized gains on sale of $943 and $135, respectively.  Additionally, during the nine months ended September 30, 2008, the Company realized a loss of $3,681 related to a decline in value of certain investment securities which were determined to be other than temporary.  The overall stock market and REIT stocks have declined over the last few months and although these investments have generated both current income and gain on sale during the nine months ended September 30, 2008, there is no assurance that existing or future investments will generate any income or gains due to economic uncertainties that may occur in the future and they may generate a loss.  Declines in the value of our investment securities may also impact our ability to borrow on margin in the future.  As of September 30, 2008, our margin loan balance was $5,802.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2012 and thereafter based on debt outstanding at September 30, 2008:

2008 (a)	$593
2009	49,082
2010(b)	335,937
2011(c)	330,674
2012	67,413
Thereafter	116,668

Total	$900,367

(a)

All 2008 debt maturities have been retired.  The amount shown reflects remaining principal payments for 2008.

(b)

Included in the debt maturing during 2010 is our term loan with KeyBank N.A.  The term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2008, we were in compliance with these covenants.

(c)

Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed.  It is not our intent to redeem these notes at this time, however, the note holders could require us to do so.  Additionally, included in the debt maturing during 2011 is our line of credit with KeyBank N.A.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2008, we were in compliance with these covenants.

The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007:

	2008	2007

Net cash provided by operating activities	$59,762	66,166

Net cash used in investing activities	$(119,983)	(115,591)

Net cash provided by financing activities	$55,562	46,039

Statements of Cash Flows

2008 Compared to 2007

Net cash provided by operating activities during the nine months ended September 30, 2008 decreased $6,404, as compared to the nine months ended September 30, 2007.  This decrease was primarily the result of the payment of larger common area maintenance expenses on our investment properties during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.  Additionally, we received less operating distributions from our unconsolidated joint ventures during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.  This decrease was offset by an increase in cash flows from operations generated by properties acquired during 2008 and 2007.

Net cash used in investing activities during the nine months ended September 30, 2008 increased $4,392, as compared to the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, we acquired six investment properties, all of which were for our joint venture with IREX, at a cost of $180,580 and completed $11,150 in additions to our investment properties, as compared to six investment properties purchased during the nine months ended September 30, 2007, of which five were for our joint venture with IREX, at a cost of $111,400 and completed $14,205 in additions.  Additionally, during the nine months ended September 30, 2008, we received more cash from the sale of joint venture interests related to the sales to TIC investors through our IREX joint venture and the sale of investment properties in our wholly-owned portfolio.  During the nine months ended September 30, 2008, we also received payment upon maturity of our mortgage receivable with Tri-Land Properties, Inc., spent less on the purchase of computers and software, invested less cash in, and received less distributions from our unconsolidated joint ventures.

Net cash provided by financing activities during the nine months ended September 30, 2008, increased $9,523, as compared to the nine months ended September 30, 2007.  The primary reason for this increase in cash is the $140,000 term loan that we closed during the nine months ended September 30, 2008.  The increase in cash from the term loan is offset by additional cash used to pay down the line of credit and net cash used for debt repayment.  Additionally, we paid more loan fees and used more cash to invest in securities during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.

Results of Operations

Net income available to common stockholders and net income available to common stockholder per weighted average common share for the three and nine months ended September 30, 2008 and 2007 are summarized below:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Net income available to common stockholders	$9,653	10,032	30,056	32,430

Net income available to common stockholders per weighted average common share – basic and diluted	$0.15	0.15	0.46	0.50

Weighted average number of common shares outstanding – basic	66,136	65,361	65,938	65,193

Weighted average number of common shares outstanding – diluted	66,193	65,422	65,997	65,260

Net income decreased $379 for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, respectively.  This decrease is due to the recording of a non-cash charge of $1,172 pertaining to a decline in the value of certain investment securities which were determined to be other than temporary, lower acquisition fees earned through our joint venture with IREX and an increase in depreciation and amortization expenses related to acquisitions closed during the quarter.  These decreases were offset by increased equity in earnings of unconsolidated joint ventures, including land sale gains and income from unconsolidated properties.

Net income decreased $2,374 for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, respectively.  The decrease is primarily the result of an increase in depreciation and amortization expenses related to the 2008 acquisitions, a non-cash charge of $3,681 to record the other than temporary decline in value of certain investment securities and the $666 impairment recorded during the second quarter to adjust the book value of a consolidated property that was sold during the third quarter.  These decreases were partially offset by the deferred partnership gain recognized upon repayment of our mortgage receivable with Tri-Land Properties, Inc., increase in gains on sales of certain investment securities and an increase in equity in earnings of unconsolidated joint ventures.

This section describes and compares our results of operations for the three and nine months ended September 30, 2008 and 2007, respectively.  At September 30, 2008, we had ownership interests in 31 Single-user retail properties, 66 Neighborhood Retail Centers, 19 Community Centers, 28 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the same three and nine month periods during each year.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and we are able to determine the effects of our new acquisitions on net income.  Net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.  A total of 125 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.7 million square feet.  A total of three investment properties, those that have been acquired during the three and nine months ended September 30, 2008 and the year ended December 31, 2007 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 96% of the square footage of our portfolio at September 30, 2008.

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three and nine months ended September 30, 2008 and 2007.  Additionally, this non-GAAP measure is reconciled to income from continuing operations, calculated in accordance with U.S. GAAP.

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Rental income and tenant recoveries:
"Same store" investment properties, 125 properties
Rental income	$31,436	31,329	94,059	93,223
Tenant recovery income	12,044	11,913	39,265	37,144
Other property income	695	555	2,663	2,228
"Other investment properties”
Rental income	2,790	888	5,198	2,781
Tenant recovery income	79	42	493	87
Other property income	8	-	17	9
Total rental and additional rental income	$47,052	44,727	141,695	135,472

Property operating expenses:
"Same store" investment properties, 125 properties
Property operating expenses	$5,261	5,053	19,325	17,479
Real estate tax expense	8,316	8,095	24,568	23,965
"Other investment properties"
Property operating expenses	62	131	340	41
Real estate tax expense	51	40	343	40
Total property operating expenses	$13,690	13,319	44,576	41,525

Property net operating income
"Same store" investment properties	$30,598	30,649	92,094	91,151
"Other investment properties"	2,764	759	5,025	2,796
Total property net operating income	$33,362	31,408	97,119	93,947

Other income:
Straight-line income (expense)	(185)	(188)	(109)	435
Amortization of lease intangibles	48	218	127	390
Other income (expense)	(810)	1,294	273	3,833
Fee income from unconsolidated joint ventures	1,668	2,114	4,076	3,242
Gain on sale of joint venture interest	288	-	4,263	2,229
Gain on extinguishment of debt	-	-	-	319

Other expenses:
Income tax expense of taxable REIT subsidiary	(116)	(229)	(522)	(653)
Bad debt expense	(871)	(219)	(1,560)	(622)
Depreciation and amortization	(11,543)	(10,661)	(34,052)	(31,416)
Provision for asset impairment	-	-	-	-
General and administrative expenses	(3,141)	(2,508)	(9,732)	(8,872)
Interest expense	(11,761)	(12,003)	(34,198)	(35,593)
Minority interest	(124)	(117)	(341)	(336)
Equity in earnings of unconsolidated ventures	3,002	930	4,354	3,872

Income from continuing operations	$9,817	10,039	29,698	30,775

On a "same store" basis, (comparing the results of operations of the investment properties owned and operated during the three and nine months ended September 30, 2008 with the results of the same investment properties during the three and nine months ended September 30, 2007), property net operating income decreased $51 with total rental and additional rental income increasing $378 and total property operating expenses increasing $429 for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007.  This decrease was primarily the result of vacancies created by the Wickes Furniture and Linens N Things bankruptcies.  This decrease was partially offset by increased revenue generated from our seasonal leasing program for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007.

Property net operating income increased $943 with total rental and additional rental income increasing $3,392 and total property operating expenses increasing $2,449 for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.  The increase in same store net operating income for the nine months ended September 30, 2008 is primarily due to an increase in other property income, which includes lease termination income, ongoing leasing gains, our seasonal leasing program and a decrease in non-reimbursable tenant related expenses.  These items were partially offset by the impact on revenue of certain big box vacancies primarily created by the Wickes Furniture and Linens N Things bankruptcies.  Adjusted for the impact of lease termination income, same store net operating income would have been essentially flat for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.

Total rental and additional rental income for the three months ended September 30, 2008 and 2007 was $47,052 and $44,727, respectively, and for the nine months ended September 30, 2008 and 2007, these amounts were $141,695 and $135,472, respectively.  The primary reason for the increase in rental and additional rental income for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007 was income generated by our "other investment properties," which includes the Bank or America acquisitions through our joint venture with IREX and increased tenant recovery income.  Tenant recovery income increased as a result of increased property operating expenses as explained below.

Fee income from unconsolidated joint ventures decreased $446 for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007.  This decrease is due to lower acquisition fees earned during the quarter on sales to TIC investors of properties acquired by our joint venture with IREX.  This decrease is offset by an increase in management fees earned on an increased number of properties under management for our unconsolidated joint ventures.  Fee income from unconsolidated joint ventures increased $834 for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.  This increase is due to an increase in acquisition fees earned on the properties acquired by our joint venture with IREX, increased leasing commissions and increased management fees earned on a larger portfolio of properties in our unconsolidated joint ventures.

Total property operating expenses for the three months ended September 30, 2008 and 2007 were $13,690 and $13,319, respectively and for the nine months ended September 30, 2008 and 2007, these amounts were $44,576 and $41,525, respectively.  The increase in expenses is due primarily to an increase in common area maintenance expenses on our "same store" portfolio of properties.  The increases are related to additional building and concrete repairs, additional landscaping costs and increased payroll and other related items for the three and nine months ended September 30, 2008, as compared to the three months ended September 30, 2007.  In addition to the above items, the increase for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007 is due to higher snow removal costs, incurred during the first quarter of 2008.

General and administrative expenses increased $633 and $860, for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, respectively.  The increase is due in part to an increase in salaries and other payroll related items, an increase in marketing costs due to new signage for our properties and the redesign of our website and additional costs incurred on potential transactions that we are no longer pursuing.

Other income (expense) decreased $2,104 and $3,560 for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, respectively.  The primary reason for this decrease was recording a non-cash charge of approximately $1,172 and $3,681 during the three and nine months ended September 30, 2008, related to a decline in value of certain investment securities which were determined to be other than temporary.  Additionally, we have less interest income from mortgages receivable during the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007 due to the repayment of our mortgage receivable with Tri-Land Properties, Inc. in June 2008.  Offsetting this decrease in other income (expense) during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007 is an increase in dividend income on our securities portfolio and gains on sale related to securities sold during the nine months ended September 30, 2008.

Gain on sale of joint venture interests increased $288 and $2,034 for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, respectively.  During the three and nine months ended September 30, 2008, we recorded gains of $288 and $1,070, respectively in connection with sales to TIC investors through our joint venture with IREX.  Additionally, we recorded the gain previously deferred in conjunction with the repayment of our mortgage receivable with Tri-Land Properties, Inc. in the amount of $3,193.  During the nine months ended September 30, 2007, we recorded a gain of $2,229 in connection with the sale of our interest in our joint venture with Crow Holdings Managers, LLC.  No such gains were recorded during the three months ended September 30, 2007.

Interest expense decreased $242 and $1,395 for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, respectively.  For the three months ended September 30, 2008 and 2007, the decrease is a result of a decrease in interest on our mortgages payable due to decreased amounts of outstanding debt.  For the nine months ended September 30, 2008 and 2007 the decrease is due to a decrease in interest on our mortgages payable for the reason given above.  This decrease is offset by an increase in interest on our line of credit with KeyBank NA due to larger average balances maintained during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007 and interest due on the $140,000 term loan that  we closed during the three months ended September 30, 2008.

Equity in earnings of unconsolidated joint ventures increased $2,072 and $482 for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, respectively.  The increase is due to our share of a lease termination fee for a tenant at one of our NYSTRS joint venture properties in the amount of approximately $2,600 recorded during the three and nine months ended September 30, 2008.  Additionally, we recorded higher land sale gains during the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007.  The increase in earnings is offset by a decrease in operations due to losses incurred during the three and nine months ended September 30, 2008 through our joint venture with NYSTRS.  The losses result from increased vacancies, primarily the result of the Wickes Furniture bankruptcy.

In February 2008, Wickes Furniture, a tenant at five of our investment properties filed for bankruptcy and has since liquidated.  Two of the locations are at investment properties owned through our unconsolidated joint ventures.  All leases were rejected and the locations have closed.  Wickes Furniture represented approximately one percent of our total base rent for the year ended December 31, 2007.  A lease was signed earlier in the year for one location and the new tenant recently opened.  Recently, we have signed leases for two additional vacated spaces and we anticipate the tenants will open in the first half of 2009.  We are actively marketing the remaining spaces to release them in a timely fashion in order to limit the potential lost revenue.

In April 2008, Linens N Things, a tenant at three of our investment properties filed for bankruptcy.  We were notified that all of these locations would be closing.  Two leases were rejected, one in Schaumburg, Illinois and one in Rochester, Minnesota, and these locations have closed.  The third location, in Crystal Lake, Illinois, is expected to close during first quarter of 2009.  Linens N Things represented less than one percent of our total current base rent in 2007.

Captive Insurance

We are a member of a limited liability company formed as an insurance association captive (the "Captive"), which is owned in equal proportions with two other REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc., and us.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  The Captive was formed to initially insure/reimburse the members' deductible obligations for the first $100 of property insurance and $100 of general liability insurance.  We entered into the Captive to stabilize our insurance costs, manage our exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a variable interest entity ("VIE") as defined in FIN 46R and we are not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.  We were not required to make additional capital contributions to this entity during the nine months ended September 30, 2008 and the year ended December 31, 2007.

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

Venture Partner	Company's Profit/Loss Allocation Percentage at September 30, 2008 (a)	Investment in and advances to unconsolidated joint ventures at September 30, 2008	Investment in and advances to unconsolidated joint ventures at December 31, 2007

New York State Teachers' Retirement System	50%	$58,547	67,101
North American Real Estate, Inc.	45%	10,993	6,861
Oak Property and Casualty	33%	1,035	700
TMK Development	40%	8,661	5,580
Paradise Development Group, Inc.	15%	6,673	5,560
Pine Tree Institutional Realty, LLC	85%	10,861	9,684
Tucker Development Corporation	48%	7,399	7,028
Inland Real Estate Exchange Corporation	(b)	28,961	1,438

Investment in and advances to joint ventures		$133,130	103,952

(a)

The profit/loss allocation percentage is allocated after the calculation of the Company's preferred return.

(b)

Our profit/loss allocation percentage varies based on the amount of interest we hold in the properties that are in the selling process to TIC investors.

Our proportionate share of the earnings or losses from these ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, we earn fees for providing property management, leasing and acquisition activities to these ventures.  We recognize only our share of these fees in the accompanying consolidated statements of operations and other comprehensive income.  During the three and nine months ended September 30, 2008, we earned $1,668 and $4,076 in fee income from our unconsolidated joint ventures, as compared to $2,114 and $3,242 for the three and nine months ended September 30, 2007.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by us are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  Differences between our investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the nine months ended September 30, 2008 and 2007, we recorded $1,083 and $1,064, respectively, of amortization of this basis difference.

We guaranty certain portions of joint venture debt.  In accordance with FIN 45, we are required to estimate the fair value of these guarantees and record a corresponding liability.  We have determined that the fair value of such guarantees are immaterial as of September 30, 2008 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

Through the end of 2009, there is one mortgage loan maturing in the joint venture with NYSTRS, in the amount of $11,800.  The joint venture expects to refinance this loan at market terms available at the date of maturity.  Additionally, approximately $85,000 of debt in our development joint ventures matures before the end of 2009.  Our development partners are currently in the process of extending the relevant construction loans.

During the nine months ended September 30, 2008, the Company's development joint ventures sold four land parcels to third parties for approximately $10,500.  The joint ventures recorded gains on sale of approximately $1,629.  The Company's pro rata share of these gains, including its preferred return, was $954, which is reflected in equity in earnings of unconsolidated joint ventures for the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, our joint venture with IREX acquired five investment properties using capital we contributed.  Additionally, we contributed one investment property to this joint venture.  As of September 30, 2008, the joint venture had sold all of the properties acquired in 2007 to TIC investors.  During the nine months ended September 30, 2008, we earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales to the TIC investors, we recorded gains of approximately $288 and $1,070, for the three and nine months ended September 30, 2008, respectively, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.  No such gains were recorded during the three and nine months ended September 30, 2007.

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

We recorded our pro rata share of unrealized gains of approximately $54 and $33 for the three and nine months ended September 30, 2008, respectively, which is included as a component of other comprehensive income on the accompanying consolidated statements of operations and other comprehensive income and as a component of investments in and advances to joint ventures in the accompanying consolidated balance sheets.  No such losses were recorded during the three and nine months ended September 30, 2007.  The following table presents pertinent information related to these interest rate swap contracts.

Notional Amount	Maturity Date	Swap Rate	Company's pro rata share	Total unrealized loss since inception

$20,329	February 27, 2009	4.92%	45%	$(42)
10,000	March 10, 2009	4.92%	45%	(22)
21,000	March 1, 2010	4.92%	48%	(40)

$51,329				$(104)

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair value measurements at September 30, 2008 using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Available for sale securities	$14,174
Total assets	$14,174

Derivative interest rate instruments liabilities (a)		$674
Total liabilities		$674

(a)

The derivative interest rate instruments are held through certain of our unconsolidated joint ventures.  The amount in the above table reflects the entire liability of the instruments.  We may be required to make an additional capital contribution of $319, our pro rata share of this amount, to cover the joint venture's liability.

Non-GAAP Financial Measures

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a non-GAAP supplemental measure to compare our performance and operations to other REITs.  Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives payable by us to certain executives, based on our performance.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.  The following table reflects our FFO for the periods presented, reconciled to net income available to common stockholders for these periods:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Net income available to common stockholders	$9,653	10,032	30,056	32,430
Gain on sale of investment properties, net of minority interest (a)	16	-	(1,331)	(1,223)
Equity in depreciation and amortization of unconsolidated joint ventures	2,631	2,740	7,755	7,582
Amortization on in-place lease intangibles	1,081	604	2,693	2,247
Amortization on leasing commissions	183	198	691	560
Depreciation, net of minority interest	10,245	9,274	30,679	28,295

Funds From Operations	$23,809	22,848	70,543	69,891

Net income available to common stockholders per weighted average common share – basic and diluted	$0.15	0.15	0.46	0.50

Funds From Operations, per weighted average common share – basic and diluted	$0.36	0.35	1.07	1.07

Weighted average number of common shares outstanding, basic	66,136	65,361	65,938	65,193

Weighted average number of common shares outstanding, diluted	66,193	65,422	65,997	65,260

Distributions declared	$16,218	16,033	48,509	47,750
Distributions per common share	$0.25	0.25	0.74	0.73
Distributions / Funds From Operations Payout Ratio	68.1%	70.2%	68.8%	68.3%

(a)

Gains on sale of non-operating property are excluded from this adjustment.

EBITDA is defined as earnings (losses) from operations excluding: (1) interest expense; (2) income tax benefit or expenses; (3) depreciation and amortization expense; and (4) gains (loss) on non-operating property.  We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance.  By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and capital structure.  By excluding depreciation and amortization expense, we believe we can more accurately assess the performance of our portfolio.  Because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements, it does not reflect the amount of capital needed to maintain our properties nor does it reflect trends in interest costs due to changes in interest rates or increases in borrowing.  EBITDA should be considered only as a supplement to net earnings and may be calculated differently by other equity REITs.

We believe EBITDA is an important supplemental measure because we utilize EBITDA to calculate our interest expense coverage ratio, which equals EBITDA divided by total interest expense.  We believe that including EBITDA and thereby excluding the effect of non-operating expenses and non-cash charges, all of which are based on historical cost and may be of limited significance in evaluating current performance, facilitates comparison of core operating profitability between periods and between REITs, particularly in light of the use of EBITDA by a seemingly large number of REITs in their reports on forms 10-Q and 10-K.  We believe that investors should consider EBITDA in conjunction with net income and the other required U.S. GAAP measures of our performance to improve their understanding of our operating results.

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Income from continuing operations	$9,817	10,039	29,698	30,775
Gain on non-operating property	(273)	-	(953)	(1,312)
Income tax expense of taxable REIT subsidiary	116	229	522	653
Income (loss) from discontinued operations	(973)	(7)	(147)	432
Interest expense	11,761	12,003	34,198	35,593
Interest expense associated with discontinued operations	60	169	261	629
Interest expense associated with unconsolidated joint ventures	2,016	2,058	6,066	5,627
Depreciation and amortization	11,543	10,661	34,052	31,416
Depreciation and amortization associated with discontinued operations	51	181	263	617
Depreciation and amortization associated with unconsolidated joint ventures	2,631	2,740	7,755	7,582

EBITDA	$36,749	38,073	111,715	112,012

Total Interest Expense	$13,837	14,230	40,525	41,849

EBITDA: Interest Expense Coverage Ratio	$2.7 x	2.7 x	2.8 x	2.7 x

The following table lists the approximate physical occupancy levels for our wholly-owned investment properties as of the end of each quarter during 2008 and 2007.  N/A indicates we did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08	06/30/08	09/30/08
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

22nd St. Plaza Outlot, Oakbrook Terrace, IL	10,047	99	99	99	100	100	100	100
Apache Shoppes, Rochester, MN	60,780	96	100	100	100	100	100	56
Aurora Commons, Aurora, IL	126,908	90	94	95	100	97	97	97
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100	100	100
Bank of America, Hunt Valley, MD	377,332	N/A	N/A	N/A	N/A	N/A	N/A	100
Bank of America, Rio Rancho, NM	76,768	N/A	N/A	N/A	N/A	N/A	N/A	100
Baytowne Square, Champaign, IL	118,542	100	100	100	99	99	94	94
Bergen Plaza, Oakdale, MN	272,233	86	85	92	91	92	89	91
Berwyn Plaza, Berwyn, IL	18,138	100	100	100	100	100	100	100
Big Lake Town Square, Big Lake, MN	67,858	100	100	100	100	94	94	94
Bohl Farm Marketplace, Crystal Lake, IL	97,287	100	100	100	100	99	99	99
Brunswick Market Center, Brunswick, OH	119,540	95	93	100	98	98	98	98
Burnsville Crossing, Burnsville, MN	97,310	92	92	92	89	89	88	89
Butera Market, Naperville, IL	67,632	100	100	100	100	100	100	99
Byerly's Burnsville, Burnsville, MN	72,339	96	96	96	96	100	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	96	96	96	96	96	96	96
Chestnut Court, Darien, IL	170,027	99	100	99	99	86	88	97
Circuit City, Traverse City, MI	21,337	0	0	0	0	0	0	0
Cliff Lake Centre, Eagan, MN	73,582	94	92	93	90	89	85	89
Crystal Point, Crystal Lake, IL	339,898	100	100	100	100	100	99	99
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0	0	0	0	0	0	0
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0	0	0
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100	100	100
Cub Foods, Arden Hills, MN	68,442	100	100	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	98	98	98	98	98	98	98
Deer Trace II, Kohler, WI	24,410	100	100	100	100	100	100	100
Disney, Celebration, FL	166,131	100	100	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	100	100	0	0	0	0	0
Dominick's, Hammond, IN	71,313	100	100	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100	100	100
Downers Grove Mkt, Downers Grove, IL	104,449	100	100	100	100	100	97	97

	Gross
	Leasable
	Area	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08	06/30/08	09/30/08
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Eastgate Shopping Center, Lombard, IL	131,601	83	83	84	81	81	79	81
Eckerd Drug, Chattanooga, TN	10,908	100	100	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	97	94	89	97	92	95	93
Elmhurst City Center, Elmhurst, IL	39,090	100	100	100	100	100	100	100
Fashion Square, Skokie, IL	84,580	100	100	100	96	80	80	100
Fashion Square II, Skokie, IL	7,151	100	100	100	100	100	100	100
Four Flaggs, Niles, IL	306,661	81	74	82	74	91	72	75
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	100	100	100	92	92	92	89
Golf Road Plaza, Niles, IL	26,109	83	99	95	86	86	86	86
Goodyear, Montgomery, IL	12,903	100	100	100	51	51	51	51
Grand and Hunt Club, Gurnee, IL	21,222	100	100	100	54	54	54	100
Hartford Plaza, Naperville, IL	43,762	100	100	100	100	100	100	100
Hawthorn Village, Vernon Hills, IL	98,806	82	82	96	96	97	97	99
Hickory Creek Market, Frankfort, IL	55,831	83	83	80	91	97	97	97
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100	100	100
Home Goods Store, Coon Rapids, MN	25,145	100	100	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	100	100	100
Iroquois Center, Naperville, IL	140,981	95	96	97	98	95	95	93
Joliet Commons, Joliet, IL	158,922	100	92	100	92	92	92	100
Joliet Commons Phase II, Joliet, IL	40,395	100	100	100	100	100	100	100
Lake Park Plaza, Michigan City, IN	229,639	72	72	72	70	68	68	68
Lansing Square, Lansing, IL	233,508	59	58	58	58	76	77	87
Mallard Crossing, Elk Grove Village, IL	82,929	97	97	97	97	91	91	97
Mankato Heights, Mankato, MN	155,173	98	99	99	97	99	100	99
Maple Grove Retail, Maple Grove, MN	79,130	91	91	91	91	91	91	97
Maple Park Place, Bolingbrook, IL	227,795	100	100	100	98	100	100	100
Medina Marketplace, Medina, OH	72,781	100	100	100	98	98	95	95
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	16,803	100	100	100	89	79	79	79
Nantucket Square, Schaumburg, IL	56,981	79	79	100	95	95	91	84
Naper West, Naperville, IL	164,812	87	68	76	74	86	84	79
Naper West Ph II, Naperville, IL	50,000	73	73	73	73	73	73	73
Northgate Center, Sheboygan, WI	73,647	98	98	98	98	95	98	98
Oak Forest Commons, Oak Forest, IL	108,330	93	93	93	93	97	96	95
Oak Forest Commons III, Oak Forest, IL	7,424	76	76	76	38	38	38	0
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08	06/30/08	09/30/08
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Orland Greens, Orland Park, IL	45,031	89	97	97	90	90	90	90
Orland Park Retail, Orland Park, IL	8,500	100	100	100	100	80	80	80
Park Avenue Center, Highland Park, IL	64,943	67	67	67	67	67	67	85
Park Center Plaza, Tinley Park, IL	194,599	65	96	96	90	89	90	95
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	100	99	99
Park Square, Brooklyn Park, MN	137,109	92	95	94	94	89	89	87
Park St. Claire, Schaumburg, IL	11,859	35	100	100	35	35	35	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	100	100	100	99	99	99	99
Plymouth Collection, Plymouth, MN	40,815	100	89	89	89	89	100	100
Quarry Outlot, Hodgkins, IL	9,650	19	19	51	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	99	99	99	99	99	99	99
Riverdale Commons, Coon Rapids, MN	168,277	99	99	78	78	79	79	100
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	100	100	98	94	94	96	96
River Square Center, Naperville, IL	58,260	78	87	87	92	92	86	86
Rivertree Court, Vernon Hills, IL	298,862	94	94	96	97	97	97	97
Rochester Marketplace, Rochester, MN	70,213	100	100	100	100	100	100	100
Rose Naper Plaza East, Naperville, IL	11,658	88	88	88	88	100	86	86
Rose Naper Plaza West, Naperville, IL	14,335	100	100	89	41	41	57	57
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100	100	100
Roundy’s, Waupaca, WI	63,780	100	100	100	100	100	100	100
Salem Square, Countryside, IL	112,310	100	100	100	100	100	100	97
Schaumburg Plaza, Schaumburg, IL	61,485	91	87	92	92	92	92	97
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	100	100	100	100	92
Shakopee Outlot, Shakopee, MN	12,285	N/A	100	100	100	100	100	100
Shakopee Valley, Shakopee, MN	146,430	99	99	99	99	100	100	100
Shannon Square Shoppes, Arden Hills, MN	29,196	92	92	88	92	92	100	100
Shingle Creek, Brooklyn Center, MN	39,456	81	81	88	91	91	97	89
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	18	23	23	23	23	23	23
Shops at Grayhawk, Omaha, NB	221,000	96	93	95	93	94	93	92
Shops at Orchard Place, Skokie, IL	165,141	94	94	94	94	94	94	97
Six Corners, Chicago, IL	80,650	97	97	94	97	95	95	95
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100	100	100
Springbrook Market, West Chicago, IL	78,158	N/A	N/A	N/A	100	100	100	100
St. James Crossing, Westmont, IL	49,994	97	97	97	88	92	94	100
Staples, Freeport, IL	24,049	100	100	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08	06/30/08	09/30/08
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Stuart's Crossing, St. Charles, IL	85,529	93	93	93	93	93	93	93
The University of Phoenix	18,018	N/A	N/A	N/A	N/A	N/A	100	100
Townes Crossing, Oswego, IL	105,989	100	98	100	100	98	97	97
Tweeter, Schaumburg, IL	9,988	100	100	100	100	100	100	100
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100	100	100
University Crossing, Mishawaka, IN	111,651	92	74	81	69	84	84	90
V. Richard's Plaza, Brookfield, WI	107,952	94	94	93	97	95	95	96
Verizon Wireless, Joliet, IL	4,504	100	100	100	100	100	100	100
Village Ten Center, Coon Rapids, MN	211,568	98	98	98	98	98	98	97
Walgreens, Jennings, MO	15,120	100	100	100	100	100	100	100
Wauconda Crossing, Wauconda, IL	90,290	99	99	99	99	99	18	18
Wauconda Shopping Ctr, Wauconda, IL	34,137	31	100	76	76	100	84	84
West River Crossing, Joliet, IL	32,452	96	96	96	96	79	79	93
Western and Howard, Chicago, IL	11,974	83	100	100	100	100	100	100
Winnetka Commons, New Hope, MN	42,415	91	91	91	85	85	85	89
Wisner/Milwaukee Plaza, Chicago, IL	15,146	55	55	72	72	72	100	100
Woodfield Plaza, Schaumburg, IL	177,160	99	99	99	99	100	78	78
Woodland Commons, Buffalo Grove, IL	170,398	90	94	97	95	93	95	95
Woodland Heights, Streamwood, IL	120,436	90	92	95	94	94	86	92
	11,164,276

The following table lists the approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of the end of each quarter during 2008 and 2007.  N/A indicates the relevant joint venture did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08	06/30/08	09/30/08
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)	(%)

Algonquin Commons I, Algonquin, IL	546,936	95	89	90	88	89	82	83
Bank of America, Moosic, PA	300,000	N/A	N/A	N/A	N/A	N/A	N/A	100
Bank of America, Las Vegas, NV	85,708	N/A	N/A	N/A	N/A	N/A	N/A	100
Chatham Ridge, Chicago, IL	175,754	69	69	67	67	67	64	66
Cobblers Crossing, Elgin, IL	102,643	99	97	97	97	97	90	90
Forest Lake Marketplace, Forest Lake, MN	93,853	100	100	100	100	100	100	100
Fox Run Square, Naperville, IL	143,512	N/A	N/A	N/A	N/A	97	97	95
Greentree Center & Outlot, Caledonia, WI	169,268	97	97	97	97	100	97	97
Mapleview, Grayslake, IL	114,914	92	94	94	94	94	96	96
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100	100	100
Orland Park Place, Orland Park, IL	599,672	99	99	99	99	97	91	93
Randall Square, Geneva, IL	216,485	99	99	99	99	99	99	99
Ravinia Plaza, Orland Park, IL	101,384	81	86	82	96	82	98	98
Regal Showplace, Crystal Lake, IL	97,066	100	100	100	100	94	96	89
Shoppes of Mill Creek, Palos Park, IL	102,422	96	96	96	97	94	95	94
Thatcher Woods, River Grove, IL	188,213	98	96	96	97	100	100	100
Woodfield Comm E/W, Schaumburg, IL	207,452	86	86	98	95	96	96	89

	3,362,282

(a)

We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 83% to 100% at September 30, 2008 for each of these centers.

Subsequent Events

On October 17, 2008, we paid a cash distribution of $0.08167 per share on the outstanding shares of our common stock to stockholders of record at the close of business on September 30, 2008.

On October 17, 2008, we announced that we had declared a cash distribution of $0.08167 per share on the outstanding shares of our common stock.  This distribution is payable on November 17, 2008 to the stockholders of record at the close of business on October 31, 2008.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2008 we had no material derivative instruments, on a consolidated basis.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will generally only enter into derivative transactions that satisfy the aforementioned criteria.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension based on our view of the current interest rate environment.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2012 and thereafter, based on debt outstanding at September 30, 2008 and weighted average interest rates for the debt maturing in each specified period.

	2008	2009	2010	2011	2012	Thereafter	Total

Fixed rate debt	593	25,782	167,595	280,674	67,413	110,468	652,525
Weighted average interest rate	-	6.43%	4.77%	4.61%	5.23%	5.65%

Variable rate debt	-	23,300	168,342	50,000	-	6,200	247,842
Weighted average interest rate	-	5.20%	4.37%	4.00%	-	8.13%

(a)

All 2008 debt maturities have been retired.  The amount shown reflects remaining principal payments for 2008.

The table above does not reflect indebtedness incurred after September 30, 2008.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness, fixed rate debt that matures and needs to be refinanced and hedging strategies used to reduce the impact of any increases in rates.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  At September 30, 2008, the fair value of our debt was estimated to be $247,842 for debt which bears interest at variable rates and $641,632 for debt which bear interest at fixed rates.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At September 30, 2008, approximately $247,842, or 27.5%, of our debt has variable interest rates averaging 4.47%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $202 for the nine months ended September 30, 2008.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of September 30, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1

Specimen Stock Certificate (3)

4.2

Amended and Restated Dividend Reinvestment Plan of the Registrant (4)

4.3

Inland Real Estate Corporation 4.625% Convertible Senior Notes Due 2026 Indenture dated as of November 13, 2006, LaSalle Bank National Association as Trustee (5)

10.1

Term Loan Agreement dated September 2, 2008 between and among Inland Real Estate Corporation and KeyBanc Capital Markets and Banc of America Securities, LLC (6)

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

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

(6)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 2, 2008, as filed by the Registrant with the Securities and Exchange Commission on September 8, 2008 (file number 001-32185).

(*)

Filed as part of this 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris
President and Chief Executive Officer (principal
executive officer)
Date:	November 7, 2008

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	November 7, 2008

Exhibit Index

Item No.

Description

3.1

Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2

Amended and Restated Bylaws of the Registrant effective April 21, 2008 (2)

4.1

Specimen Stock Certificate (3)

4.2

Amended and Restated Dividend Reinvestment Plan of the Registrant (4)

4.3

Inland Real Estate Corporation 4.625% Convertible Senior Notes Due 2026 Indenture dated as of November 13, 2006, LaSalle Bank National Association as Trustee (5)

10.1

Term Loan Agreement dated September 2, 2008 between and among Inland Real Estate Corporation and KeyBanc Capital Markets and Banc of America Securities, LLC (6)

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

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

(6)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 2, 2008, as filed by the Registrant with the Securities and Exchange Commission on September 8, 2008 (file number 001-32185).

(*)

Filed as part of this 10-Q.