Form 10-K
period 2008-12-31
INLAND REAL ESTATE CORP
filed 2009-03-02
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2008

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

As of June 30, 2008, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $836,719,649.

As of February 27, 2009 there were 66,684,540 shares of common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant's proxy statement for the annual stockholders meeting to be held in 2009 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

PART I

(In this Part I disclosure, all dollar amounts are presented in thousands, except per share data and square footage amounts)

Item 1.  Business

General

Inland Real Estate Corporation, a Maryland corporation, was formed on May 12, 1994.  We, collectively with our consolidated entities, are a publicly held real estate investment trust ("REIT") that acquires, owns, operates and develops (directly or through our unconsolidated entities) open-air neighborhood, community, power and lifestyle shopping centers and single-tenant retail properties located primarily in what we believe is the demographically strong upper Midwest markets.

Approximately sixty-five percent of our total retail portfolio (consolidated plus unconsolidated) gross leasable area ("GLA") is located in the Chicago Metropolitan Statistical Area ("MSA"), with our second largest market concentration being approximately seventeen percent in the Minneapolis-St. Paul MSA.  Tenants at our retail properties primarily provide "everyday" goods and services to consumers, with more than sixty-three percent of total retail portfolio square footage anchored by grocery, drug, and discount stores.  The properties in our portfolio generate steady cash flows from rents and related revenues for us.  The primary drivers of our internal income growth are rental rate increases over expiring rates on new and renewal leases and cost savings from operational efficiencies.  As of December 31, 2008, we owned interests in 144 investment properties, including those owned through our unconsolidated joint ventures, comprised of:

•

Sixty-five neighborhood retail centers totaling approximately 4,244,000 gross leasable square feet;

•

Nineteen community centers totaling approximately 2,940,000 gross leasable square feet;

•

Twenty-seven power centers totaling approximately 4,598,000 gross leasable square feet;

•

One lifestyle center totaling approximately 540,000 gross leasable square feet; and

•

Thirty-two single-user properties totaling approximately 2,185,000 gross leasable square feet.

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

To maintain our qualification as a REIT, we engage in certain activities through Inland Venture Corporation (“IVC”), a wholly-owned taxable REIT subsidiary (“TRS”).  As such, we are subject to federal and state income and franchise taxes from these activities.

We compete for tenants on the basis of rental rates, property operating expenses and location with similar types of properties located in the vicinity of our investment properties.  In addition, our tenants compete against other forms of retailing such as catalog companies and e-commerce websites that offer similar retail products.  We do not own any real property investments located outside of the United States.  We compete with numerous other properties in attracting tenants.  Additionally, we compete with other REITs and real estate operating companies when seeking to acquire new investment properties.  We assess and measure operating results on an individual property basis.  Since all of our investment properties exhibit highly similar economic characteristics, generally have tenants that offer products catering to the day-to-day living needs of individuals, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.  See footnote 18 to the accompanying consolidated financial statements for a discussion on our segment reporting.  As of December 31, 2008, we employed a total of 106 people, none of whom are represented by a union.

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

Our asset-based venture with NYSTRS is an investment vehicle which enables us to increase our fee income via the acquisition, leasing, and property management services we provide through the venture.  The NYSTRS joint venture was formed in 2004 to acquire up to $400 million of stabilized retail assets in Midwest markets.  As of December 31, 2008, $320 million has been invested in Midwest retail assets.

Our development joint ventures with five independent partners are designed to leverage what we believe are the unique strengths of each development team, while potentially diversifying our risk.  Our development partners have historically identified opportunities, assembled and completed the entitlement process for the land, and gauged national "big box" retailer interest in the location before bringing the project to us for right of first refusal.  We typically contribute financing, leasing, and property management expertise to enhance productivity of the new developments and are typically entitled to earn a preferred return on our portion of invested capital.  As noted herein, the retail sector is experiencing significant stress resulting in considerable declines in leasing activity and deferral of retailer expansion plans.

Our joint venture with IREX, formed in 2006, leverages our respective skill sets to access the growth potential of the 1031 TIC market and increase our fee income.  This joint venture agreement expired during 2008 and we are currently in the process of negotiating a new agreement.  In accordance with the agreement, we sourced properties and provided financing, acquisition and asset management expertise through the venture, while IREX provided syndication expertise and access to a large broker/dealer network which markets the properties to TIC buyers.  We believe our IREX joint venture enabled us to effectively manage our resources due to the revolving nature of the investment capital.  The capital we deploy for properties sourced for the venture is generally recovered within six months through the sale of TIC interests to 1031 Exchange investors and can be recycled into other investment opportunities.  We believe that the IREX joint venture was a capital-efficient means to generate additional acquisition fee income and a long-term management fee income stream for managing properties for TIC owners.  This fee income has proven to be particularly valuable when market turmoil impacts core portfolio performance.  No further acquisitions for the IREX joint venture will be made until a new joint venture agreement is signed.  Once we have a new agreement, future acquisitions will depend on the timing of pending syndications, as well as our own capital requirements and the overall acquisitions market.

During the year ended December 31, 2008, we acquired a total of five investment properties on behalf of our joint venture with IREX, comprising approximately 858,000 square feet with an aggregate purchase price of approximately $158,000. Additionally, we contributed one investment property to this joint venture, comprising approximately 144,000 square feet with a purchase price of approximately $23,150.  The joint venture is in various stages of selling these properties to TIC investors.  See the table below for information regarding the properties available for syndication during 2008.  During the year ended December 31, 2008, we earned acquisition and management fees for these properties totaling $3,166 which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales to the TIC investors, we recorded approximately $1,850 in gains, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

Property	Location	% TIC Ownership (a)

FMC Technologies	Houston, TX	100%
Apria Healthcare	Schaumburg, IL	100%
Delavan Crossing	Delavan, WI	100%
Rainbow Foods	West St. Paul, MN	100%
Greenfield Commons	Aurora, IL	100%
AT&T	Davenport, IA	100%
AT&T	Evansville, IN	100%
AT&T	Joplin, MO	100%
Fox Run Square	Naperville, IL	97%
The University of Phoenix	Merrillville, IN	0%
Bank of America	Moosic, PA	24%
Bank of America	Las Vegas, NV	24%
Bank of America	Hunt Valley, MD	17%
Bank of America	Rio Rancho, NM	17%

(a)

The percent TIC ownership represents the amount sold to TIC investors as of December 31, 2008.

Conflicts of Interest Policies

Our governing documents require a majority of our directors to be "independent," as defined by the New York Stock Exchange.  Further, any transactions between The Inland Group, Inc. or its affiliates, and us must be approved by a majority of our independent directors.  One of our directors, Mr. Goodwin, is also a director of The Inland Group, Inc.  The Inland Group, Inc., through affiliates or related parties, beneficially owned approximately 14.6% of our outstanding common stock as of December 31, 2008.

Environmental Matters

We review and monitor compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment.  For the year ended December 31, 2008, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate incurring material amounts during the year ending December 31, 2009.

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

Executive Officers

The following sets forth certain information with regard to our executive officers as of January 1, 2009:

Mark E. Zalatoris, 51.  President and Chief Executive Officer.  Mr. Zalatoris became a full-time employee in July 2000 and was promoted to president and chief executive officer in April 2008.

Brett A. Brown, 44.  Senior Vice President, Chief Financial Officer, and Treasurer.  Mr. Brown joined us in May 2004.

Beth Sprecher Brooks, 54.  Senior Vice President, General Counsel and Secretary.  Ms. Brooks joined us in November 2002 and became our general counsel in 2006.

William W. Anderson, 50.  Vice President – Transactions.  Mr. Anderson joined us in July 2000.

D. Scott Carr, 43.  President of Inland Commercial Property Management, Inc. ("ICPM").  Mr. Carr has been employed by ICPM since 1994.  We acquired ICPM in July 2000.

Kristi A. Rankin, 43.  Senior Vice President of ICPM.  Ms. Rankin has been employed by ICPM since 1994.  We acquired ICPM in July 2000.

Certifications

We have filed with the SEC the chief executive officer and chief financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  In addition, we have filed the certification of our chief executive officer with the New York Stock Exchange ("NYSE") for 2008 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.  Our chief executive officer certified that he was not aware of any violation by us of the NYSE's corporate governance listing standards as of the date of the certification.

Item 1A.  Risk Factors

Set forth below are the risk factors that we believe are material to our investors.  The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions.

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

Severe dislocation in global market will likely have a negative impact on our performance.  The U.S. and global credit markets have experienced severe dislocations and liquidity disruptions which have had, and may continue to have, a negative impact on our ability to acquire real estate and other assets at purchase prices and with financing terms acceptable to us.  These conditions could also negatively impact the financial condition of tenants that occupy space at our investment properties as well as their ability to pay us rents.  We believe the risks associated with our business are more severe during periods of economic slow down or recession particularly if these periods are accompanied by declining values in real estate.  A prolonged recession could negatively impact the value of our assets, as well as increase the number of tenants defaulting under their leases, generally lower demand for our space which would lead to an over supply of rentable space, the demand for increases in rental concessions and tenant expenditures as well as reduced rental rates to maintain or minimize the decrease in tenant occupancy.

Tenants may fail to pay their rent, declare bankruptcy or seek to restructure their leases.  We derive substantially all of our revenue from leasing space at our investment properties.  Thus, our results have been negatively affected by the failure of tenants to pay rent when due.  We may experience substantial delays and expense enforcing rights against tenants who do not pay their rent or who seek the protection of the bankruptcy laws. Even if a tenant did not seek the protection of the bankruptcy laws, the tenant may from time to time experience a downturn in its business which may weaken its financial condition and its ability to make rental payments when due, leading these tenants to seek revisions to their leases.

There continues to be concern surrounding the state of the economy.  We have experienced an increase in store closings and national tenant bankruptcies as well as local tenants showing the signs of stress at our properties.  For example, evictions are becoming more numerous and requests for rent reductions are becoming more frequent.  In this current economic environment, it is becoming more challenging to renew leases at rates above the expiring leases as well as to find new tenants to fill vacancies at rental rates consistent with our historical experience.

Leases on approximately 9% of total leased square feet in our consolidated portfolio and approximately 3% in our unconsolidated portfolio expire during 2009.  As leases expire, we may not be able to renew or re-lease space at rates comparable to, or better than, the rates contained in the expiring leases.  Leases on approximately 931,000 square feet, or approximately 9% of total leased square feet of 9,914,144 in our consolidated portfolio, will expire prior to December 31, 2009.  Leases on approximately 112,000 square feet, or approximately 3% of total leased square feet of 3,513,199 in our unconsolidated portfolio, will expire prior to December 31, 2009.  If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, revenues at the impacted properties will decline.  Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases.

Property taxes may increase.  We are required to pay taxes based on the assessed value of our investment properties determined by various taxing authorities such as state or local governments.  These taxing authorities may increase the tax rate imposed on a property or may reassess property value, either of which would increase the amount of taxes due on that property.

Our investment in preferred and common equity securities have, and may in the future, negatively impact our results.  To enhance the yields available to us on our cash balances, we have invested in a portfolio of preferred and common equity securities issued by other REIT and non-REIT companies.  As of December 31, 2008, the balance of our investment securities was $8,429, net of an unrealized loss of $1,957.  Due to the well publicized severe dislocations and liquidity disruptions taking place in the U.S. and global credit and equity markets, the trading price of these securities has declined significantly.  As a result, for the year ended December 31, 2008, we recorded an other than temporary impairment charge of approximately $12,043 related to our investment in these securities.  The other than temporary impairment charge was determined primarily based upon the length of time over which these securities had experienced a decline in market value as well as the severity of the decline.  As of December 31, 2008, we also recorded a net unrealized gain of approximately $2,296 in other comprehensive income related to these investments in our consolidated statements of operations and other comprehensive income.  We may have to recognize additional impairment charges or losses related to these investments in future periods.

We face risks associated with property acquisitions.  We have acquired, and may continue to acquire properties and portfolios of properties, including large properties that could increase our size and result in alterations to our capital structure.  Our acquisition activities and their success are subject to the following risks:

•

we may be unable to obtain financing for acquisitions on favorable terms or at all;

•

acquired properties may fail to perform as expected;

•

the actual costs of repositioning and redeveloping acquired properties may be higher than our estimates;

•

acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

Acquired properties may expose us to unknown liability.  We may acquire properties subject to known and unknown liabilities and without any recourse, or with only limited recourse.  As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it.  Unknown liabilities with respect to acquired properties might include:

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

Failure to Qualify as a REIT.  We may fail to qualify as a REIT if, among other things:

•

less than 75% of the value of our total assets consists of cash and cash items (including receivables), real estate assets (including mortgages and interests in mortgages) and government securities at the close of each fiscal quarter;

•

securities of any one issuer (other than permitted securities, such as government securities or mortgages) represent more than 5% of the value of our total assets; however, up to 20% of the value of our total assets (25% for taxable years beginning after July 30, 2008) may be represented by securities of one or more taxable REIT subsidiaries;

•

we own more than 10% of the outstanding voting securities of any one issuer or more than 10% of the value of the outstanding securities of a single issuer other than certain permitted securities, such as government securities or mortgages, and  securities in a taxable REIT subsidiary;

•

less than 75% of our gross income (excluding income from prohibited transactions) is derived from real estate sources.  These sources include mortgage interest, rents from real property, amounts received as consideration to enter into real estate leases or to make a loan secured by a mortgage and gains from the sale of real estate assets;

•

less than 95% of our gross income is derived from the income items included in the 75% test and also includes interest income, dividend income and gains from the sale of securities; or

•

we fail to distribute at least 90% of our taxable income, subject to certain adjustments, to stockholders.

If we fail to qualify as a REIT in any taxable year, our operations and distributions to stockholders will be adversely affected.  We intend to operate so as to continue qualifying as a REIT under the Code. A REIT generally is not taxed at the corporate level on income it currently distributes to its stockholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances is not entirely within our control and may affect our ability to qualify, or continue to qualify, as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualification.

If we were to fail to qualify as a REIT in any taxable year and were not entitled to relief under the Code:

•

we would not be allowed to deduct dividends paid to stockholders when computing our taxable income;

•

we would be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates;

•

we would be disqualified from being taxed as a REIT for the four taxable years following the year during which we failed to qualify, unless entitled to relief under certain statutory provisions;

•

we would have less cash to pay distributions to stockholders; and

•

we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of being disqualified.

We face possible adverse changes in tax laws.  From time to time, changes in federal, state and local tax laws or regulations are enacted, which may result in an increase in our tax liability.  The shortfall in tax revenues at the federal, state and municipal government levels in recent years may lead to an increase in the frequency and size of these changes.  If these changes occur, we may be required to pay additional taxes on our income, property or net worth and may be assessed interest and penalties on such additional taxes.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available to pay distributions.  Even if we maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” we will incur taxes equal to the full amount of the income from the prohibited transaction. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on this income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have to file income tax returns to receive a refund of the income tax paid on their behalf. We also may be subject to state and local taxes on our income, property or net worth, either directly or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce our cash available to pay distributions.

Distributions to tax-exempt investors may be classified as unrelated business tax income.   The Internal Revenue Code may classify distributions paid to a tax-exempt investor as unrelated business tax income, or UBTI, if the investor borrows money to purchase our shares.

If we pay distributions that exceed our cash flow from operations, we will have less funds available for other purposes and the amount of distributions may not be sustainable.  For the year ended December 31, 2007, we paid distributions totaling approximately $63,666.  Our net cash provided by operating activities was approximately $84,378.  In contrast for the year ended December 31, 2008, we paid distributions totaling approximately $64,713, but our net cash provided by operating activities declined to approximately $68,036.  To the extent that net cash provided by operating activities declines further we may be forced to consider reducing our distributions or the amount that we pay in cash in order to preserve a cushion between the amount of cash distributions paid and net cash provided by operating activities.  To the extent that we pay cash distributions exceeding net cash provided by operating activities, we will have less cash available for other purposes including acquiring new investment properties, funding capital expenditures on existing investment properties, funding cash requirements for our various joint ventures or repaying debt.  If these other requirements cannot be reduced, we will likely be forced to reduce the amount of our cash distributions.

In order to maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions.  In order to maintain our REIT status, we may need to borrow funds on a short-term basis to meet the real estate investment trust distribution requirements, even if the then prevailing market conditions are not favorable for these borrowings.  To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income, subject to certain adjustments, each year.  In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.  We may need short-term debt or long-term debt, proceeds from asset sales, creation of joint ventures or sale of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

We often need to borrow money to finance our business.  Our ability to internally fund operating or capital needs is limited since we must distribute at least 90% of our taxable income, subject to certain adjustments, to stockholders to qualify as a REIT.  Consequently, we may have to borrow money to fund operating or capital needs or to satisfy the distribution requirements, imposed by the Code, to maintain status as a REIT.  Borrowing money to fund operating or capital needs exposes us to various risks.  For example, the investment properties may not generate enough cash to pay the principal and interest obligations on loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan.  As of December 31, 2008, we owed a total of approximately $836,435.  Approximately $479,935 of this debt is secured by mortgages on our investment properties.  The remaining $356,500 is comprised of unsecured debt reflecting draws on our line of credit facility and borrowings under our term loan and convertible notes.

If we fail to make timely payments on our debt, including those cases where a lender has accelerated the maturity date due to a violation of a loan covenant, the lenders could foreclose on the investment properties securing the loan and we could lose our entire investment on any foreclosed properties.  Once a loan becomes due, we must either pay the remaining balance or borrow additional money to pay off the maturing loan.  We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan.  Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms.  In addition, we have limited availability under our line of credit facility which may reduce our ability to borrow funds.

A total of approximately $49,084 and $335,938 of our indebtedness, including required monthly principal amortization, matures on or before December 31, 2009 and 2010, respectively.  We intend to retire all 2009 maturities with operating cash and draws on our line of credit facility.  There is no assurance that we will generate excess cash flow from operations or have availability under our line to retire this debt.  Subsequent to the end of the year, we have retired $41,085 of these maturities, using a $35,000 draw on our line of credit facility and operating cash.

As of December 31, 2008, we owed approximately $249,842, or 30% of total outstanding debt, on indebtedness that bore interest at variable rates.  These rates are reset each month.  A 0.25% annualized increase in these variable rates would have increased our interest expense by approximately $625 for the year ended December 31, 2008.  We may borrow additional amounts that bear interest at variable rates.  If interest rates increase, the amount of interest that we would be required to pay on these borrowings will also increase.  Additionally, as lending requirements become stricter, we may find it difficult to encumber properties with terms similar to our current loan terms.  This could result in a decrease in the number of properties we are able to purchase or interest payments higher than what we have been accustomed to.

We have guaranteed approximately $42,600 of unconsolidated joint venture debt as of December 31, 2008.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  We would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents.  Approximately $86,512 of total unconsolidated joint venture debt matures during 2009.  We are engaged in discussions with the various lenders to extend or restructure this joint venture debt although there is no assurance that we, or our joint venture partners, will be able to restructure this debt on terms and conditions we find acceptable, if at all.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.  As of December 31, 2008, we had approximately $836,435 in total indebtedness outstanding on a consolidated basis (excluding unconsolidated joint venture debt).  Additionally, there was a total of approximately $487,221 of outstanding debt incurred by our unconsolidated joint ventures, of which our share was approximately $300,350. Debt to total market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities, is often used by analysts to gauge leverage for REITs such as us.  Our debt to total market capitalization ratio was approximately 49.2%, excluding unconsolidated joint venture debt, and 56.8%, including our pro rata share of unconsolidated joint venture debt, as of December 31, 2008.  This ratio will increase with declines in our stock price which closed at $12.98 on December 31, 2008 or with increases in our borrowing, all of which could have an adverse effect on the trading price of our stock.  In addition, our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes.  Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.  In addition, a greater amount of debt relative to our peer group could have a negative effect on our stock price.

Covenants in our debt agreements could adversely affect our financial condition.  The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to borrow additional monies secured by the property or to discontinue insurance coverage, among other things.  Covenants on our unsecured line of credit facility also limit our ability to incur indebtedness above certain levels and require us to satisfy certain conditions before borrowing, such as maintaining certain total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt.  If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan.  Failure to comply with these covenants could cause a default under the applicable debt agreement, and we may then be required to repay this debt with capital from other sources.  Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.  Additionally, in the future our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.  From time to time, we have used and may, in the future, use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.  Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.   Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.  We do not believe the risk of counterparty nonperformance is material due to the current economic conditions.

The use of derivative financial instruments may reduce the overall returns on our investments in unconsolidated joint ventures.  During the year ended December 31, 2007, we entered into swap contracts to hedge our interest rate risk through our unconsolidated joint ventures and our pro rata share of the incurred losses was $368.  No such losses were recorded during the year ended December 31, 2008.  Additionally, during the years ended December 31, 2008 and 2007, we have recorded our pro rata share of unrealized losses on these swaps of $197 and $81, respectively.  These losses are included as a component of other comprehensive income on the accompanying consolidated financial statements.

Our objectives may conflict with those of our joint venture partners.  We own certain of our investment properties, through joint ventures with third parties.  In some cases, we control the joint venture and in some cases we are a minority partner.  Investments in joint ventures involve risks that are not otherwise present with properties which we own entirely.  For example, a joint venture partner may file for bankruptcy protection or may have economic or business interests or goals which are inconsistent with our goals or interests.  Further, although we may own a controlling interest in a joint venture and may have authority over major decisions such as the sale or refinancing of investment properties, we may have fiduciary duties to the joint venture partners or the joint venture itself that may cause, or require, us to take or refrain from taking actions that we would otherwise take if we owned the investment properties outright.  Certain joint venture commitments require us to invest cash in non-operating property under development and in properties that do not necessarily meet our investment criteria but which are offered for syndication through our joint venture with IREX.  Capital has been committed for periods longer than expected since development timelines are longer and syndication velocity is slower than anticipated.

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

Changes in market conditions could adversely affect the market price of our common stock.  The trading price of our shares, like other publicly traded equity securities, depends on various market conditions that may change from time to time.  Among the market conditions that could affect the value of our common stock are the following:

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

Our common stock may trade at prices that are higher or lower than our net asset value per share of common stock.  If, among other things, our future earnings or cash distributions are less than expected, it is likely that the market price of our common stock will decline.

Further issuances of equity securities may be dilutive to current stockholders.  Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt and equity, including common and preferred equity.  Stockholders do not have a preemptive right to invest in any equity securities we may issue in the future and thus the interests of our existing stockholders would be diluted if additional equity securities are issued.

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

Potential liability for environmental contamination could result in substantial costs.  Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties simply because of our current or past ownership or operation of our real estate.  If unidentified environmental problems arise, we may have to make substantial payments because:

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

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.  The Americans with Disabilities Act generally requires that public buildings, including shopping centers, be made accessible to disabled persons.  Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants.  We may be required to invest substantial amounts of capital to make, among other things, substantial alterations in one or more of our properties, including the removal of access barriers, to comply with the Americans with Disabilities Act.

Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements.  If we fail to comply with these requirements, we could incur fines or private damage awards.  We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures.

Item 1B.  Unresolved Staff Comments

As of the date of this Annual Report on Form 10-K, we had no outstanding unresolved comments from the Commission staff regarding our periodic or current reports.

Item 2.  Properties

As of December 31, 2008, we owned 125 investment properties, excluding unconsolidated joint ventures, comprised of 28 single-user retail properties, 57 Neighborhood Retail Centers, 16 Community Centers, and 24 Power Centers.  These investment properties are located in the states of Florida (1), Illinois (76), Indiana (7), Michigan (1), Minnesota (28), Missouri (1), Nebraska (1), Ohio (3), Tennessee (1) and Wisconsin (6).  Most tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Single-User Retail Properties

Bally's Total Fitness St. Paul, MN	43,000	09/99	1998	100%	Bally's Total Fitness

Carmax Schaumburg, IL	93,333	12/98	1998	100%	Carmax

Carmax Tinley Park, IL	94,518	12/98	1998	100%	Carmax

Circuit City Traverse City, MI	21,337	01/99	1998	0%	None

Cub Foods Arden Hills, MN	68,442	03/04	2003	100%	Cub Foods

Cub Foods Buffalo Grove, IL	56,192	06/99	1999	100%	Cub Foods
					(subleased to Great Eskape)
Cub Foods Hutchinson, MN	60,208	01/03	1999	100%	Cub Foods (b)

Cub Foods Indianapolis, IN	67,541	03/99	1991	100%	Cub Foods (b)

Cub Foods Plymouth, MN	67,510	03/99	1991	100%	Cub Foods

Disney Celebration, FL	166,131	07/02	1995	100%	Walt Disney World

Dominick's Countryside, IL	62,344	12/97	1975 / 2001	100%	Dominick's Finer Foods

Dominick's Glendale Heights, IL	68,879	09/97	1997	100%	Dominick's Finer Foods (b)

Dominick's Hammond, IN	71,313	05/99	1999	100%	Dominick's Finer Foods
					(subleased to Food 4 Less)
Dominick's Schaumburg, IL	71,400	05/97	1996	100%	Dominick's Finer Foods

Eckerd Drug Store Chattanooga, TN	10,908	05/02	1999	100%	Eckerd Drug Store

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Single-User Retail Properties

Hammond Mills f/k/a Hollywood Video Hammond, IN	7,488	12/98	1998	100%	None

Home Goods Store Coon Rapids, MN	25,145	10/05	2005	100%	Home Goods

Homewood Plaza Homewood, IL	19,000	02/98	1993	100%	Office Depot

Michael's Coon Rapids, MN	24,240	07/02	2001	100%	Michael's

PetsMart Gurnee, IL	25,692	04/01	1997	100%	PetsMart

Pic 'N Save Waupaca, WI	63,780	03/06	2002	100%	Pic 'N Save

Riverdale Commons Outlot Coon Rapids, MN	6,566	03/00	1999	100%	None

Spingbrook Market West Chicago, IL	78,158	01/98	1990	100%	Springbrook Market

Staples Freeport, IL	24,049	12/98	1998	100%	Staples

The University of Phoenix Merrillville, IN	18,018	05/08	2006	100%	The University of Phoenix

Tweeter Home Entertainment Schaumburg, IL	9,988	09/99	1998	0%	None

Verizon Joliet, IL	4,504	05/97	1995	100%	None

Walgreens Jennings, MO	15,120	10/02	1996	100%	Walgreens (c)

Neighborhood Retail Centers

22nd Street Plaza Outlot Oakbrook Terrace, IL	9,970	11/97	1985/2004	100%	None

Aurora Commons Aurora, IL	126,908	01/97	1988	94%	Jewel Food Stores

Berwyn Plaza Berwyn, IL	18,138	05/98	1983	100%	Justice Produce

Big Lake Town Square Big Lake, MN	67,858	01/06	2005	94%	Coborn's Super Store

Brunswick Market Center Brunswick, OH	119,540	12/02	1997 / 1998	98%	Buehler's Food Markets

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Neighborhood Retail Centers

Butera Market Naperville, IL	67,632	03/95	1991	99%	Butera Finer Foods

Byerly's Burnsville Burnsville, MN	72,339	09/99	1988	100%	Byerly's Food Store
					Erik's Bike Shop
Caton Crossing Plainfield, IL	83,792	06/03	1998	93%	Strack & Van Til

Cliff Lake Center Eagan, MN	73,582	09/99	1988	87%	None

Downers Grove Market Downers Grove, IL	104,449	03/98	1998	97%	Dominick's Finer Foods

Eastgate Shopping Ctr Lombard, IL	131,601	07/98	1959 / 2000	79%	Schroeder's Ace Hardware
					Illinois State of Secretary
Edinburgh Festival Brooklyn Park, MN	91,536	10/98	1997	93%	Knowlan's Super Market

Elmhurst City Center Elmhurst, IL	39,090	02/98	1994	100%	Walgreens (c)

Gateway Square Hinsdale, IL	40,170	03/99	1985	97%	None

Golf Road Shopping Center Niles, IL	26,109	04/97	1982	86%	None

Grand and Hunt Club Gurnee, IL	21,222	12/96	1996	100%	None

Hartford Plaza Naperville, IL	43,762	09/95	1995	100%	The Tile Shop

Hawthorn Village Vernon Hills, IL	98,806	08/96	1979	99%	Dominick's Finer Foods
					Deal's
Hickory Creek Marketplace Frankfort, IL	55,831	08/99	1999	97%	None

Iroquois Center Naperville, IL	140,981	12/97	1983	96%	Sears Logistics Services
					Planet Fitness
					Xilin
					Big Lots
Mallard Crossing Elk Grove Village, IL	82,929	05/97	1993	91%	Food 4 Less

Maple Grove Retail Maple Grove, MN	79,130	09/99	1998	97%	Rainbow

Medina Marketplace Medina, OH	72,781	12/02	1956 / 1999	98%	Giant Eagle, Inc

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Neighborhood Retail Centers

Montgomery Plaza f/k/a Goodyear Montgomery, IL	12,903	09/95	1991	51%	None

Mundelein Plaza Mundelein, IL	16,803	03/96	1990	90%	None

Nantucket Square Schaumburg, IL	56,981	09/95	1980	85%	Go Play

Northgate Center Sheboygan, WI	73,647	04/05	2003	98%	Piggly Wiggly

Oak Forest Commons Oak Forest, IL	108,330	03/98	1998	95%	Food 4 Less
					Murray’s Discount Auto
Oak Forest Commons Ph III Oak Forest, IL	7,424	06/99	1999	0%	None

Oak Lawn Town Center Oak Lawn, IL	12,506	06/99	1999	100%	None

Orland Greens Orland Park, IL	45,031	09/98	1984	90%	Shoe Carnival
					Dollar Tree
Orland Park Retail Orland Park, IL	8,500	02/98	1997	80%	None

Park Square Brooklyn Park, MN	137,109	08/02	1986 / 1988	87%	Fashion Bug
					Rainbow
Park St. Claire Schaumburg, IL	11,859	12/96	1994	35%	None

Plymouth Collection Plymouth, MN	40,815	01/99	1999	100%	Golf Galaxy

Quarry Outlot Hodgkins, IL	9,650	12/96	1996	100%	None

River Square Naperville, IL	58,260	06/97	1988	86%	None

Riverplace Center Noblesville, IN	74,414	11/98	1992	96%	Kroger
					Fashion Bug
Rose Plaza Elmwood Park, IL	24,204	11/98	1997	100%	Binny's

Rose Plaza East Naperville, IL	11,658	01/00	1999	86%	None

Rose Plaza West Naperville, IL	14,335	09/99	1997	71%	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Neighborhood Retail Centers

Schaumburg Plaza Schaumburg, IL	61,485	06/98	1994	94%	Sears Hardware

Shannon Square Shoppes Arden Hills, MN	29,196	06/04	2003	100%	None

Shingle Creek Brooklyn Center, MN	39,456	09/99	1986	97%	None

Shops at Coopers Grove Country Club Hills, IL	72,518	01/98	1991	20%	None

Six Corners Chicago, IL	80,650	10/96	1966/2005	95%	Bally Total Fitness
					Office Depot
St. James Crossing Westmont, IL	49,994	03/98	1990	100%	None

Stuart's Crossing St. Charles, IL	85,529	08/98	1999	93%	Jewel Food Stores

Townes Crossing Oswego, IL	105,989	08/02	1988	97%	Jewel Food Stores

V. Richard's Plaza Brookfield, WI	107,952	02/99	1985	96%	V. Richards Market
					Guitar Center
					Hooters of America
Wauconda Crossing Wauconda, IL	90,290	09/06	1997	99%	Dominick's (b)
					Walgreens
Wauconda Shopping Ctr Wauconda, IL	34,137	05/98	1988	84%	Dollar Tree

West River Crossing Joliet, IL	32,452	08/99	1999	79%	None

Western & Howard Chicago, IL	11,974	04/98	1985	100%	None

Winnetka Commons New Hope, MN	42,415	07/98	1990	91%	Frattalone's Hardware

Wisner/Milwaukee Plaza Chicago, IL	14,426	02/98	1994	100%	None

Woodland Heights Streamwood, IL	120,436	06/98	1956/1997	88%	Jewel Food Stores
					U.S. Postal Service
Community Centers

Apache Shoppes Rochester, MN	60,780	12/06	2005/2006	56%	Cost Plus World Market

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Community Centers

Bergen Plaza Oakdale, MN	262,720	04/98	1978	90%	K-Mart
					Rainbow
					Dollar Tree
Bohl Farm Marketplace Crystal Lake, IL	97,287	12/00	2000	65%	Dress Barn
					Barnes & Noble
Burnsville Crossing Burnsville, MN	97,310	09/99	1989	89%	Schneiderman's Furniture
					PetsMart
Chestnut Court Darien, IL	170,027	03/98	1987	67%	Office Depot
					Powerhouse Gym
					Loyola Medical Center
					Factory Card Outlet
Four Flaggs Annex Niles, IL	21,425	11/02	1973 / 2001	100%	Factory Card Outlet

Four Flaggs Niles, IL	306,661	11/02	1973 / 1998	89%	Ashley Furniture
					Jewel Food Stores
					Global Rehabilitation
					Sweet Home Furniture
					Jo-Ann Fabrics
					Office Depot
					PetsMart
Lake Park Plaza Michigan City, IN	229,639	02/98	1990	91%	Wal-Mart
					Jo-Ann Fabrics
					Hobby Lobby
					Factory Card Outlet
Park Center Plaza Tinley Park, IL	194,599	12/98	1988	90%	Central Grocers
					Bally's Total Fitness
					The Furniture Box
					Chuck E. Cheese
					Old Country Buffet
Quarry Retail Minneapolis, MN	281,648	09/99	1997	99%	Home Depot
					Rainbow
					PetsMart
					Office Max
					Old Navy
					Party City
Skokie Fashion Square Skokie, IL	84,580	12/97	1984	80%	Office Depot

Skokie Fashion Square II Skokie, IL	7,151	11/04	1984	100%	None

Springboro Plaza Springboro, OH	154,034	11/98	1992	100%	K-Mart
					Kroger
Two Rivers Plaza Bolingbrook, IL	57,900	10/98	1994	100%	Marshall's
					Factory Card Outlet

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Community Centers

Village Ten Coon Rapids, MN	211,472	08/03	2002	97%	Lifetime Fitness
					Cub Foods
					Dollar Tree Stores
Woodland Commons Buffalo Grove, IL	170,122	02/99	1991	95%	Dominick's Finer Foods
					Jewish Community Center
Power Centers

Baytowne Shoppes/Square Champaign, IL	118,542	02/99	1993	93%	Staples
					PetsMart
					Famous Footwear
					Factory Card Outlet
Crystal Point Crystal Lake, IL	339,898	07/04	1976/1998	99%	Best Buy
					K-Mart
					Bed, Bath & Beyond
					The Sports Authority
					Cost Plus
					Borders Books
					Office Depot
Deer Trace Kohler, WI	149,881	07/02	2000	98%	Elder Beerman
					TJ Maxx
					Michael's
					Dollar Tree
Deer Trace II Kohler, WI	24,410	08/04	2003/2004	100%	None

Joliet Commons Joliet, IL	158,922	10/98	1995	100%	Cinemark
					PetsMart
					Barnes & Noble
					Christmas Outlet
					Old Navy
					MC Sports
					Old Country Buffet
Joliet Commons Ph II Joliet, IL	40,395	02/00	1999	100%	Office Max

Lansing Square Lansing, IL	233,508	12/96	1991	87%	Sam's Club
					Bargain Books
					Sweet Home Furniture
Mankato Heights Mankato, MN	155,173	04/03	2002	100%	TJ Maxx
					Michael's
					Old Navy
					Pier One
					Petco
					Famous Footwear

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Power Centers

Maple Park Place Bolingbrook, IL	218,762	01/97	1992/2004	100%	Powerhouse Gym
					Office Depot
					Jo Ann Fabrics
					Sportmart
					Best Buy
Naper West (includes Phase II) Naperville, IL	214,812	12/97	1985	96%	Barrett's Home Theater Store
					Lifestyles by Interiors, Etc
					JoAnn
					Sweet Home Furniture
Park Avenue Centre Highland Park, IL	64,943	06/97	1996/2005	100%	Staples
					Sam's Wine & Spirits
					TREK Bicycle Store
Park Place Plaza St. Louis Park, MN	84,999	09/99	1997/2006	100%	Office Max
					PetsMart
Pine Tree Plaza Janesville, WI	187,413	10/99	1998	100%	Gander Mountain
					TJ Maxx
					Staples
					Michaels Stores
					Old Navy LLC
					Petco
					Famous Footwear
Riverdale Commons Coon Rapids, MN	175,802	09/99	1998	99%	Rainbow
					The Sports Authority
					Office Max
					Petco
					Party City
Rivertree Court Vernon Hills, IL	298,862	07/97	1988	98%	Best Buy
					Kerasotes Theaters
					Office Depot
					TJ Maxx
					PetsMart
					Michaels Stores
					Ulta Salon
					Old Country Buffet
					Harlem Furniture
Rochester Marketplace Rochester, MN	70,213	09/03	2001 / 2003	97%	Staples
					PetsMart
Salem Square Countryside, IL	112,310	08/96	1973 / 1985	97%	TJ Maxx
					Marshall's
Schaumburg Promenade Schaumburg, IL	91,831	12/99	1999	93%	High Five
					Pier 1 Imports
					DSW Shoe Warehouse

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Power Centers

Shakopee Valley Marketplace Shakopee, MN	146,430	12/02	2000 / 2001	100%	Kohl's
					Office Max
Shakopee Valley Outlot Shakopee, MN	12,285	03/06	2007	100%	None

Shoppes at Grayhawk Omaha, NE	221,000	02/06	2001/2004	93%	Lowe's
					Michael's
Shops at Orchard Place Skokie, IL	165,141	12/02	2000	97%	Best Buy
					DSW Shoe Warehouse
					Ulta Salon
					Pier 1 Imports
					Petco
					Walter E. Smithe
					Factory Card Outlet
University Crossing Mishawaka, IN	111,651	10/03	2003	82%	Marshall's
					Petco
					Dollar Tree Stores
					Pier One Imports

Woodfield Plaza Schaumburg, IL	177,160	01/98	1992	78%	Kohl's
					Barnes & Noble
					Joseph A. Banks Clothiers
					(Subleased to David's Bridal)
Total	10,697,986			93%

As of December 31, 2008, we owned 19 investment properties through our unconsolidated joint ventures, comprised of 4 single-user retail properties, 8 Neighborhood Retail Centers, 3 Community Centers, 1 Lifestyle Center, and 3 Power Centers.  These investment properties are located in the states of Illinois (13), Maryland (1), Minnesota (1), Nevada (1), New Mexico (1), Pennsylvania (1) and Wisconsin (1).  Tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Single-User Retail Properties

Bank of America Hunt Valley, MD	377,332	07/08	1972/1997	100%	Bank of America

Bank of America Las Vegas, NV	85,708	07/08	1995	100%	Bank of America

Bank of America Rio Rancho, NM	76,768	07/08	1996	100%	Bank of America

Bank of America Moosic, PA	300,000	07/08	1995	100%	Bank of America

Neighborhood Retail Centers

Cobbler Crossing Elgin, IL	102,643	05/97	1993	89%	Jewel Food Stores

Forest Lake Marketplace Forest Lake, MN	93,853	09/02	2001	100%	MGM Liquor Warehouse
					Cub Foods
Fox Run Square Naperville, IL	143,512	01/08	1986	100%	Dominick’s Finer Foods
					Ace Hardware
Mapleview Grayslake, IL	114,804	03/05	2000	96%	Jewel Food Stores

Marketplace at 6 Corners Chicago, IL	117,000	11/98	1997	100%	Jewel Food Store
					Marshall's Dept. Store
Ravinia Plaza Orland Park, IL	101,384	11/06	1990	98%	Borders
					Pier 1 Imports
					House of Brides
Regal Showplace Crystal Lake, IL	96,935	03/05	1998	95%	Regal Cinemas

The Shoppes of Mill Creek Palos Park, IL	102,422	03/98	1989	98%	Jewel Food Store

Community Centers

Chatham Ridge Chicago, IL	175,300	02/00	1999	63%	Food 4 Less
					Marshall’s Dept. Store
					Bally Total Fitness
Greentree Centre & Outlot Caledonia, WI	169,268	02/05	1990/1993	97%	Pic n Save
					K-Mart

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy	Anchor Tenants (a)

Community Centers

Thatcher Woods Center River Grove, IL	188,213	04/02	1969/1999	91%	Walgreens
					A.J. Wright
					Hanging Garden Banquet
					Binny's Beverage Depot
					Dominick's Finer Foods
Lifestyle Center

Algonquin Commons
Algonquin, IL	540,140	02/06	2004/2005	87%	Circuit City
					PetsMart
					Office Max
					Border's
					Pottery Barn
					Old Navy
					DSW Warehouse
					Spirit Halloween
					Dick's Sporting Goods
					Trader Joe's
Power Centers					Ulta
Orland Park Place Orland Park, IL	599,672	04/05	1980/1999	98%	K & G Superstore
					Old Navy
					Cost Plus World Market
					Stein Mart
					Tiger Direct
					Barnes & Noble
					DSW Shoe Warehouse
					Bed, Bath & Beyond
					Sports Authority
					Binny's Beverage Depot
					Filene’s Basement
					Office Depot
					Nordstrom Rack
					Dick's Sporting Goods
					Marshall's
Randall Square Geneva, IL	216,485	05/99	1999	99%	Marshall's Dept. Store
					Bed, Bath & Beyond
					Old Navy
					Factory Card Outlet
					Shoe Carnival
					PetsMart
					Michaels Stores
Woodfield Commons E/W Schaumburg, IL	207,452	10/98	1973, 1975 1997	70%	Toys R Us
					Luna Carpets
					Discovery Clothing
					Harlem Furniture
					REI
Total	3,808,891			93%

Total /Weighted Average	14,506,877			93%

(a)	Anchor tenants are defined as any tenant occupying 10,000 or more square feet. We use the tenant's trade name, which may be different than the legal entity named on the lease.

(b)

We continue to receive rent from tenants who have vacated but are still obligated under their lease terms.  These tenants continue to pay an amount equal to the contractual obligations under their lease.

(c)	Beginning with the earlier date listed, pursuant to the terms of the lease, the tenant has a right to terminate prior to the lease expiration date.

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2008 in our consolidated portfolio.

Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	Percent of Total Leased GLA	Total Annualized Base Rent ($) (1)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (2)

M-T-M	44	151,968	1.53%	$1,788	1.39%	$11.77
2009	195	930,627	9.39%	10,912	8.44%	11.73
2010	180	836,724	8.44%	11,935	9.23%	14.26
2011	157	1,130,871	11.40%	14,460	11.18%	12.79
2012	210	1,096,299	11.06%	15,413	11.92%	14.06
2013	190	1,210,238	12.20%	16,172	12.51%	13.36
2014	71	811,830	8.19%	11,086	8.58%	13.66
2015	37	374,957	3.78%	5,398	4.17%	14.40
2016	24	230,235	2.32%	3,691	2.85%	16.03
2017	32	865,913	8.74%	10,260	7.94%	11.85
2018+	73	2,274,482	22.95%	28,174	21.79%	12.39

Total	1,213	9,914,144	100.00%	$129,289	100.00%	$13.04

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2008 in our unconsolidated portfolio.

Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	Percent of Total Leased GLA	Total Annualized Base Rent ($) (1)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (2)

M-T-M	2	5,487	0.16%	$85	0.16%	$15.49
2009	44	112,165	3.22%	2,252	4.31%	20.08
2010	52	231,787	6.60%	3,873	7.42%	16.71
2011	30	215,676	6.13%	2,820	5.41%	13.08
2012	38	208,388	5.93%	3,680	7.04%	17.66
2013	26	200,101	5.69%	3,254	6.23%	16.27
2014	39	367,393	10.45%	5,479	10.49%	14.91
2015	24	235,055	6.69%	3,769	7.22%	16.03
2016	15	180,279	5.13%	2,301	4.41%	12.76
2017	8	168,352	4.79%	2,575	4.93%	15.30
2018+	31	1,588,516	45.21%	22,138	42.38%	13.94

Total	309	3,513,199	100.00%	$52,226	100.00%	$14.87

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2008 in our total portfolio, including those in our unconsolidated joint ventures.

Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	Percent of Total Leased GLA	Total Annualized Base Rent ($) (1)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (2)

M-T-M	46	157,455	1.18%	$1,873	1.05%	$11.90
2009	239	1,042,792	7.76%	13,164	7.25%	12.62
2010	232	1,068,511	7.96%	15,808	8.70%	14.79
2011	187	1,346,547	10.02%	17,280	9.52%	12.83
2012	248	1,304,687	9.72%	19,093	10.52%	14.63
2013	216	1,410,339	10.50%	19,426	10.70%	13.77
2014	110	1,179,223	8.78%	16,565	9.12%	14.05
2015	61	610,012	4.55%	9,167	5.05%	15.03
2016	39	410,514	3.06%	5,992	3.30%	14.60
2017	40	1,034,265	7.70%	12,835	7.07%	12.41
2018+	104	3,862,998	28.77%	50,312	27.72%	13.02

Total	1,522	13,427,343	100.00%	$181,515	100.00%	$13.52

(1)

Annualized base rent for all leases in-place at report date are determined by annualizing current monthly base rents in-place.

(2)

Annualized base rent divided by gross leasable area as of report date.

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties as of December 31, 2008, 2007, 2006, 2005 and 2004.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leaseable Area	2008%	2007%	2006%	2005%	2004%

22nd Street Plaza Outlot, Oakbrook Terrace, IL	9,970	100	100	99	99	100
Apache Shoppes, Rochester, MN	60,780	52(a)	100	96	N/A	N/A
Aurora Commons, Aurora, IL	126,908	94	100	89	98	98
Bally's Total Fitness, St. Paul, MN	43,000	100	100	100	100	100
Baytowne Shoppes/Square, Champaign, IL	118,542	93	99	99	98	98
Bergen Plaza, Oakdale, MN	262,720	89(a)	91	88	97	98
Berwyn Plaza, Berwyn, IL	18,138	100	100	100	21	26
Big Lake Town Square, Big Lake, MN	67,858	94	98	100	N/A	N/A
Bohl Farm Marketplace, Crystal Lake, IL	97,287	65	100	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	98	98	95	94	91
Burnsville Crossing, Burnsville, MN	97,310	85(a)	89	99	99	99
Butera Market, Naperville, IL	67,632	99	100	100	100	100
Byerly's Burnsville, Burnsville, MN	72,339	100	96	96	96	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	93	96	96	96	95
Chestnut Court, Darien, IL	170,027	67	99	100	99	88
Circuit City, Traverse City, MI	21,337	0	0	0	0	100
Cliff Lake Center, Eagan, MN	73,582	85(a)	90	96	100	100
Crystal Point, Crystal Lake, IL	339,898	99	100	100	100	100
Cub Foods, Arden Hills, MN	68,442	100	100	100	100	100
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0(a)	0	0	0	0
Cub Foods, Indianapolis, IN	67,541	0(a)	0	0	0	0
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	96(a)	98	98	100	98
Deer Trace II, Kohler, WI	24,410	100	100	100	100	90
Disney, Celebration, FL	166,131	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	0(a)	0	100	100	100
Dominick's, Hammond, IN	71,313	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100
Downers Grove Market, Downers Grove, IL	104,449	97	100	99	100	99
Eastgate Shopping Center, Lombard, IL	131,601	79	81	85	84	88
Eckerd Drug Store, Chattanooga, TN	10,908	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	93	92	97	99	100
Elmhurst City Center, Elmhurst, IL	39,090	100	100	100	100	97
Fashion Square, Skokie, IL	84,580	80	96	100	96	75
Fashion Square II, Skokie, IL	7,151	100	100	100	100	100
Four Flaggs, Niles, IL	306,661	89	74	95	99	99
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	89(a)	92	100	96	100
Golf Road Plaza, Niles, IL	26,109	86	86	95	99	83
Goodyear, Montgomery, IL	12,903	51	51	100	100	100
Grand and Hunt Club, Gurnee, IL	21,222	100	54	100	100	100
Hartford Plaza, Naperville, IL	43,762	100	100	100	95	100
Hawthorn Village, Vernon Hills, IL	98,806	99	96	83	96	100
Hickory Creek Marketplace, Frankfort, IL	55,831	97	91	86	89	97
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100
Home Goods Store, Coon Rapids, MN	25,145	100	100	100	100	N/A
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	100

Properties	Gross Leaseable Area	2008%	2007%	2006%	2005%	2004%

Iroquois Center, Naperville, IL	140,981	93(a)	98	95	99	65
Joliet Commons, Joliet, IL	158,922	100	92	100	100	100
Joliet Commons Ph II, Joliet, IL	40,395	100	100	100	79	79
Lake Park Plaza, Michigan City, IN	229,639	91	70	72	72	74
Lansing Square, Lansing, IL	233,508	87	58	88	89	99
Mallard Crossing, Elk Grove Village, IL	82,929	91	97	100	100	99
Mankato Heights, Mankato, MN	155,173	99(a)	97	99	97	100
Maple Grove Retail, Maple Grove, MN	79,130	97	91	97	97	97
Maple Park Place, Bolingbrook, IL	218,762	99(a)	98	100	97	100
Medina Marketplace, Medina, OH	72,781	95(a)	98	100	100	100
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	16,803	90	89	100	100	98
Nantucket Square, Schaumburg, IL	56,981	85	95	77	94	94
Naper West, Naperville, IL	214,812	94(a)	74	85	85	82
Northgate Shopping Center, Sheboygan, WI	73,647	98	98	98	95	N/A
Oak Forest Commons, Oak Forest, IL	108,330	95	93	99	31	32
Oak Forest Commons Ph III, Oak Forest, IL	7,424	0	38	76	76	88
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100
Orland Greens, Orland Park, IL	45,031	88(a)	90	91	92	94
Orland Park Retail, Orland Park, IL	8,500	80	100	100	100	100
Park Avenue Center, Highland Park, IL	64,943	100	67	67	29	0
Park Center Plaza, Tinley Park, IL	194,599	90	90	66	97	99
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	100
Park Square, Brooklyn Park, MN	137,109	87	94	94	50	55
Park St. Claire, Schaumburg, IL	11,859	35	35	100	100	100
PetsMart, Gurnee, IL	25,692	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	99(a)	99	100	98	97
Plymouth Collection, Plymouth, MN	40,815	100	89	100	100	100
Quarry Outlot, Hodgkins, IL	9,650	100	100	67	100	100
Quarry Retail, Minneapolis, MN	281,648	99	99	99	97	100
Riverdale Commons, Coon Rapids, MN	175,802	99	78	100	100	100
Riverdale Commons Outlot, Coon Rapids, MN	6,566	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	96	94	100	97	94
River Square Shopping Center, Naperville, IL	58,260	86	92	92	100	92
Rivertree Court, Vernon Hills, IL	298,862	97(a)	97	94	99	99
Rochester Marketplace, Rochester, MN	70,213	97	100	100	54	91
Rose Naper Plaza East, Naperville, IL	11,658	86	88	88	100	100
Rose Naper Plaza West, Naperville, IL	14,335	71	41	100	89	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100
Roundy's, Waupaca, WI	63,780	100	100	100	N/A	N/A
Salem Square, Countryside, IL	112,310	97	100	100	100	100
Schaumburg Plaza, Schaumburg, IL	61,485	94	92	91	91	91
Schaumburg Promenade, Schaumburg, IL	91,831	93	100	100	100	100
Shakopee Outlot, Shakopee, MN	12,285	100	100	N/A	N/A	N/A
Shakopee Valley, Shakopee, MN	146,430	100	99	99	100	100
Shannon Square, Shoppes, Arden Hills, MN	29,196	100	92	84	100	N/A
Shingle Creek, Brooklyn Center, MN	39,456	89(a)	91	98	73	82
Shops at Coopers Grove, Country Club Hills, IL	72,518	20	23	18	16	18
Shoppes at Grayhawk, Omaha, NB	221,000	91(a)	93	96	N/A	N/A
Shops at Orchard Place, Skokie, IL	165,141	97	94	95	98	89
Six Corners, Chicago, IL	80,650	95	97	97	97	72
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100
Springbrook Market, West Chicago, IL	78,158	100	100	100	0	0

Properties	Gross Leaseable Area	2008%	2007%	2006%	2005%	2004%

St. James Crossing, Westmont, IL	49,994	100	88	78	98	95
Staples, Freeport, IL	24,049	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	93	93	95	95	98
The University of Phoenix, Merrillville, IN	18,018	100	N/A	N/A	N/A	N/A
Townes Crossing, Oswego, IL	105,989	97	100	98	100	100
Tweeter, Schaumburg, IL	9,988	0	100	100	100	100
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	97
University Crossing, Mishawaka, IN	111,651	82	69	92	100	98
V. Richard's Plaza, Brookfield, WI	107,952	95(a)	97	90	98	98
Verizon Wireless, Joliet, IL	4,504	100	100	100	100	100
Village Ten, Coon Rapids, MN	211,472	97	98	98	98	98
Walgreens, Jennings, MO	15,120	100	100	100	100	100
Wauconda Crossing, Wauconda, IL	90,290	17(a)	99	99	N/A	N/A
Wauconda Shopping Center, Wauconda, IL	34,137	84	76	31	100	100
West River Crossing, Joliet, IL	32,452	75(a)	96	96	100	95
Western & Howard, Chicago, IL	11,974	100	100	83	83	100
Winnetka Commons, New Hope, MN	42,415	89(a)	85	87	78	89
Wisner/Milwaukee Plaza, Chicago, IL	14,426	100	72	55	100	100
Woodfield Plaza, Schaumburg, IL	177,160	78	99	99	94	94
Woodland Commons, Buffalo Grove, IL	170,122	95	95	91	97	99
Woodland Heights, Streamwood, IL	120,436	88	94	93	93	87
Sub-total	10,697,986

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of December 31, 2008, 2007, 2006, 2005 and 2004.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leaseable Area	2008%	2007%	2006%	2005%	2004%

Algonquin Commons, Algonquin, IL	540,140	83(a)	88	97	N/A	N/A
Bank of America, Moosic, PA	300,000	100	N/A	N/A	N/A	N/A
Bank of America, Las Vegas, NV	85,708	100	N/A	N/A	N/A	N/A
Bank of America, Hunt Valley, MD	377,332	100	N/A	N/A	N/A	N/A
Bank of America, Rio Rancho, NM	76,768	100	N/A	N/A	N/A	N/A
Chatham Ridge, Chicago, IL	175,300	63	67	69	99	95
Cobbler Crossing, Elgin, IL	102,643	89	97	99	94	96
Forest Lake Marketplace, Forest Lake, MN	93,853	98(a)	100	100	100	98
Fox Run Square, Naperville, IL	143,512	97(a)	N/A	N/A	N/A	N/A
Greentree Center & Outlot, Caledonia, WI	169,268	97	97	97	94	N/A
Mapleview, Grayslake, IL	114,804	96	94	92	93	N/A
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	100
Orland Park Place, Orland Park, IL	599,672	98	99	94	93	N/A
Randall Square, Geneva, IL	216,485	99(a)	99	99	100	100
Ravinia Plaza, Orland Park, IL	101,384	98	96	81	N/A	N/A
Regal Showplace Center, Crystal Lake, IL	96,935	88(a)	100	100	96	N/A
Shoppes of Mill Creek, Palos Park, IL	102,422	98	97	99	99	100
Thatcher Woods, River Grove, IL	188,213	91	97	98	98	99
Woodfield Commons-East/West, Schaumburg, IL	207,452	71	95	99	90	92
Sub-total	3,808,891

Grand Total	14,506,877

(a)

We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 20% to 100% at December 31, 2008, for each of these centers.

Item 3.  Legal Proceedings

We are not party to, and none of our properties is subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

(In this Part II disclosure, all amounts are presented in thousands, except per share data and square footage amounts)

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

Market Information

As of February 27, 2009, there were 5,028 stockholders of record of our common stock.  Our shares have been listed on the New York Stock Exchange since June 9, 2004 under the symbol IRC.  During the years ended December 31, 2008 and 2007, we paid distributions equal to $0.98 per share, per annum during each period.  The distribution was paid on a monthly basis equal to the pro rata share of the per annum distribution.  The following table sets forth, for the periods indicated, the high and low sales prices for our shares on the New York Stock Exchange.

For the Quarter Ended	High	Low

December 31, 2008	$15.68	8.20
September 30, 2008	16.00	13.00
June 30, 2008	16.97	14.07
March 31, 2008	16.27	10.84

December 31, 2007	$16.43	13.50
September 30, 2007	17.49	14.11
June 30, 2007	19.32	16.50
March 31, 2007	21.14	17.69

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information, as of December 31, 2008, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders:
2005 Equity Award Plan	70	$16.14	2,430

Equity compensation plans not approved by stockholders
Independent Director Stock Option Plan (a)	21	12.84	-
Restricted stock awards to employees (b)	9	12.93	-

Total	100	15.16	2,430

(a)

We adopted the Independent Director Stock Option Plan concurrently with the commencement of our first offering in 1994.  A total of 50 shares were authorized and reserved for issuance under this plan.  Only non-employee directors were eligible to participate in this plan.  As of December 31, 2008, options to purchase all 50 authorized shares were issued, of which 29 were exercised.

(b)

These shares were issued pursuant to employment contracts with certain of our officers.  Restricted stock awards were designed to provide long-term incentives to these executive officers.

Reference is made to Notes 7 and 17 to the financial statements in Item 8 of the Annual Report for a discussion of our compensation plans.

Performance Graph

The graph below compares the cumulative total return on our common stock for the last five fiscal years, with the cumulative total return on the Standard & Poor's 500 Stock Index ("S&P 500") and with the FTSE NAREIT Equity REIT Index over the same period (assuming the investment of $100 in our common stock, the S&P 500 Index and the FTSE NAREIT Equity REIT Index on December 31, 2003, and the reinvestment of all distributions).

	2003	2004	2005	2006	2007	2008

Inland Real Estate Corporation	100.00	172.60	170.34	228.95	183.47	180.77
S&P 500	100.00	110.87	116.32	134.69	142.09	89.52
FTSE NAREIT Equity	100.00	131.58	147.59	199.33	168.05	104.65

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

In order to maintain our status as a REIT, we must distribute at least 90% of our taxable income, subject to certain adjustments, to our stockholders.  For the years ended December 31, 2008 and 2007, our taxable income was $57,613 and $63,034, respectively.  We declared monthly cash distributions to stockholders totaling $64,782 and $63,824 or $0.98 on an annual basis per share for the years ended December 31, 2008 and 2007, respectively.  Future distributions are determined by our board of directors.  We intend to continue paying distributions on a monthly basis.  We will, however, periodically review this policy in light of our future liquidity needs, including monies needed to retire maturing debt, our operating fundamentals and the overall economy.  We annually notify our stockholders of the taxability of distributions paid during the proceeding year.  The following table sets forth the taxability of distributions, on a per share basis, paid in 2008 and 2007:

	2008 (a)	2007 (b)

Ordinary income	$0.852	0.917
Non-taxable return of capital	0.114	0.008
Unrecaptured Section 1250 gains	-	0.019
Long-term capital gains	0.014	0.050
Qualified dividends (c)	0.039	0.038

(a)

The December distribution declared on December 17, 2008, with a record date of December 31, 2008 and payment date of January 20, 2009, is reportable for tax purposes in 2009 and is not reflected in the 2008 allocation.

(b)

The December distribution declared on December 17, 2007, with a record date of December 31, 2007 and payment date of January 17, 2008, is reportable for tax purposes in 2008 and is not reflected in the 2007 allocation.

(c) Represents additional characterization of amounts included in Ordinary income

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding common stock during the year ended December 31, 2008.

Item 6.  Selected Financial Data

INLAND REAL ESTATE CORPORATION
For the years ended December 31, 2008, 2007, 2006, 2005, and 2004
(In thousands, except per share data)

The following table sets forth Selected Consolidated Financial Data on a historical basis for the five years ended December 31, 2008.  This information should be read in conjunction with the consolidated financial statements (including notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.  This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements.

	2008	2007	2006	2005	2004

Total assets	$1,236,911	1,321,319	1,269,161	1,188,999	1,207,092
Mortgages payable	479,935	606,680	622,280	602,817	596,125
Total revenues	191,492	186,831	175,856	180,207	188,417
Income from continuing operations	32,941	41,231	37,785	44,736	43,034
Net income available to common stockholders	33,281	43,816	45,184	47,255	49,374
Net income per common share, basic and diluted	0.50	0.67	0.67	0.70	0.74
Total distributions declared	64,782	63,824	64,491	64,212	62,618
Distributions per common share	0.98	0.98	0.96	0.95	0.94
Cash flows provided by operating activities	68,036	84,378	83,771	86,128	86,118
Cash flows used in investing activities	(111,724)	(150,752)	(115,936)	(40,500)	(54,059)
Cash flows provided by (used in) financing activities	30,490	57,183	32,930	(54,332)	(54,939)

Weighted average common shares outstanding, basic	66,043	65,281	67,154	67,244	66,454
Weighted average common shares outstanding, diluted	66,102	65,346	67,223	67,298	66,504

The above financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  We intend for these forward-looking statements to be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties.  You should refer to Item 1A Risk Factors in this Annual Report on Form 10-K for a discussion of these risks and uncertainties.

All dollar amounts in this section are presented in thousands, except per share data and square footage data.

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

To maintain our qualification as a REIT, we engage in certain activities through Inland Venture Corporation (“IVC”), a wholly-owned taxable REIT subsidiary (“TRS”).  As such, we are subject to federal and state income and franchise taxes from these activities.

We had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of December 31, 2008.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2008. We have no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the years ended December 31, 2008, 2007 and 2006 or in the consolidated balance sheets as of December 31, 2008 and 2007. As of December 31, 2008, returns for the calendar years 2004 through 2007 remained subject to examination by U.S. and various state and local tax jurisdictions.

Executive Summary

We are an owner/operator of neighborhood, community, power, lifestyle and single tenant retail centers.   We are a self-administered REIT incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  Through our TRS, we also manage properties owned by ventures in which we may or may not be a partner.  As of December 31, 2008, we owned interests in 144 investment properties, including those owned through our unconsolidated joint ventures.  Properties under development are not included as investment properties until they reach a stabilized occupancy rate.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources include, but are not limited to, amounts raised from the sale of securities under our Dividend Reinvestment Plan, draws on our line of credit facility, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  One of our main goals is to continue increasing our revenues by acquiring additional investment properties and re-leasing those spaces that are vacant, or may become vacant, at existing properties, at more favorable rental rates.  During the year ended December 31, 2008, we executed 52 new, 184 renewal and seven non-comparable leases (new, previously unleased space), aggregating approximately 1,363,000 square feet on our consolidated portfolio.  The 52 new leases comprise approximately 282,000 square feet with an average rental rate of $13.56 per square foot, a 15.8% increase over the average expiring rate.  The 184 renewal leases comprise approximately 993,000 square feet with an average rental rate of $12.12 per square foot, an 11.5% increase over the average expiring rate.  The seven non-comparable leases comprise approximately 88,000 square feet with an average base rent of $6.89.  During 2009, there are 195 leases expiring in our consolidated portfolio, which comprise approximately 931,000 square feet and account for approximately 8.4% of our annualized base rent.  We will attempt to renew or re-lease these spaces at more favorable rental rates to increase revenues and cash flow.  However, future rental rate increases will most likely be lower than expected in light of the current economic conditions.

We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  We focus our efforts on "necessity based" retail centers which we believe will provide us with relatively stable earnings and potentially growth opportunities in the future.

Retailers generally have experienced declining sales over the past several months.  According to analysts, the outlook for the coming months is that retail sales will continue to decline.  Those retailers impacted the greatest appear to be are those where people would spend discretionary income, such as furniture, electronics and clothing stores.  These declining sales represent a wide range of consumer concerns, even for high income households.  On the other hand, it appears that those retailers focused on necessity based items, such as grocers and discount stores, continue to maintain their sales.

The effect of the current economic downturn is having an impact on many retailers in our portfolio.  There have been many national retail chains that have filed for bankruptcy, such as Wickes Furniture, Linens N Things and Circuit City that have had a negative impact on our portfolio.  Analysts expect that more retailers will file for bankruptcy in 2009.  In addition to those who have filed, or may file, bankruptcy, many retailers have announced store closings and a slow down in their expansion plans.

In 2008, Wickes Furniture, a tenant at five of our investment properties filed for bankruptcy and has since liquidated. Two of these locations are at investment properties owned through our unconsolidated joint ventures.  All leases were rejected and the stores have closed.  Wickes Furniture represented approximately one percent of our annual base rent.  We have been able to re-lease four of the five vacated stores within a short period of time.  With the four new leases, we have replaced nearly all of the lost rental income from the store closings.

Also in 2008, Linens N Things, a tenant at three of our investment properties filed for bankruptcy.  As of December 31, 2008, all three of the leases were rejected and the stores closed.  Linens N Things represented less than one percent of our annual base rent.  Leasing efforts are underway to find replacement tenants for these spaces at or above the rental rate that Linens N Things was paying.

Circuit City, a tenant at two of our investment properties, also filed for bankruptcy in 2008.  One of these locations is at an investment property owned through our unconsolidated joint ventures.  As of the date of this report, both leases have been rejected and liquidation sales are underway.

There continues to be concern surrounding the state of the economy.  Not only are we seeing an increase in store closings and national tenant bankruptcies, but the local tenants are showing signs of stress as well, at our properties.  We are seeing our outstanding receivables rise, which in some cases requires us to record an allowance based on the collectability of these outstanding amounts.  As of December 31, 2008, we had recorded an allowance in the amount of approximately $2,200 related to these uncollectible amounts.  Evictions are becoming more numerous and requests for rent reductions and abatements are becoming more frequent.  However, there are some strong retailers who are seeking to increase their presence.  We believe that our properties are well located and offer prime locations for these expansions.

Real estate is subject to a wide range of cyclical conditions that affect different markets at different times and in different ways.  The current economic state is one that has not been seen recently.  The decline in the debt and credit markets has caused some tenants to be unable to fulfill their lease obligations and could affect our ability to retain them or attract new tenants.

We believe that the quality of our investment properties is strong as shown by our historically high occupancy rates.  During 2008, we did experience an overall increase in rental rates on new and renewing leases.  With the expectation of additional store closings in 2009, we are proactive with our leasing strategies.  We monitor retailers' financial condition, and with indications of increased risk, we begin marketing their space in advance of any announced closings or bankruptcies.  When we find replacement tenants, we negotiate early lease terminations with the at risk tenant.  Additionally, we monitor sales performance and occupancy costs of individual locations and with indications of weak sales, we attempt to assist the tenant with marketing assistance to increase their sales, while simultaneously seeking replacement tenants.  Nevertheless, as a result of the current state of the economy, we expect leasing will be challenging in 2009.

We believe we have significant acquisition opportunities due to our reputation and our concentration of properties in the Chicago and Minneapolis-St. Paul metropolitan areas.  We will use cash provided by our Dividend Reinvestment Plan, draws on our line of credit facility, earnings we retain that are not distributed to our stockholders or additional equity offerings to purchase additional investment properties and make investments in our unconsolidated joint ventures.

Our largest expenses relate to the operation of our properties as well as the interest expense on our mortgages payable and other debt obligations.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.  Pursuant to the lease agreements, most tenants of the property are required to reimburse us for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property.  In light of the current economic conditions, it is possible that we will recover less of our costs as tenants begin to feel more stress from the economy on their businesses and cash flows and begin to default on their lease obligations or seek rent reductions.

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

•

We seek to improve rental income and cash flow by aggressively marketing rentable space.

•

We emphasize regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns.

•

We maintain a diversified tenant base consisting primarily of retail tenants providing consumer goods and services.

•

We proactively review our existing portfolio for potential re-development opportunities.

Development Joint Ventures

Our development joint ventures with five independent partners are designed to leverage what we believe are the unique strengths of each development team, while potentially diversifying our risk.  Our development partners have historically identified opportunities, assembled and completed the entitlement process for the land, and gauged national "big box" retailer interest in the location before bringing the project to us for right of first refusal.  We typically contribute financing, leasing, and property management expertise to enhance productivity of the new developments and are typically entitled to earn a preferred return on our portion of invested capital.  As noted herein, the retail sector is experiencing significant stress resulting in considerable declines in leasing activity and deferral of retailer expansion plans.

Our existing developments described below were originally scheduled for completion primarily during 2010 and 2011.  Many of these projects have, however, been delayed and will require us to invest additional capital to preserve some or all of our existing investment in these ventures.  We estimate having to invest approximately $4,000 to $8,000 in 2009 for this purpose.  Further, a total of $86,512 in debt incurred by these joint ventures matures in 2009 and $3,613 in 2010.  As of December 31, 2008, we were obligated under guarantees for approximately $42,600 of the debt incurred by these ventures.  We are engaged in discussions with the various lenders to extend or restructure this joint venture debt although there is no assurance that we, or our joint venture partners, will be able to restructure this debt on terms and conditions we find acceptable, if at all.  The following table sets forth significant information related to our development joint ventures as of December 31, 2008:

Development Project	Loan Maturity	Mortgage Balance	Company's Guaranty	Company's Equity

Savannah Crossing	-	-	-	7,579
North Aurora Phase I	August 2009	$23,642	6,200	3,194
North Aurora Phase II	March 2009	5,720	2,200	2,344
North Aurora Phase III	March 2009	21,776	4,755	2,933
Tuscany Village	February 2009	9,052		6,729
Orchard Crossing	March 2009	18,622	7,840	4,622
Southshore Shopping Center	July 2010	3,613		1,750
Lantern Commons	March 2009	12,000	5,100	6,047
Shops at Lakemoor	August 2011	22,008	16,525	8,060

		$116,433	42,620	43,258

Below is a summary of the state of each venture:

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

o

Southshore Shopping Center (90,000 square feet) is located next to an Albertson's anchored center and is a former K-Mart that is being re-developed into a mix of retail spaces.

o

Orchard Crossing (265,000 square feet of retail space planned) is located in Fort Wayne, Indiana. In 2007, we completed a land sale of approximately 11 acres for $4.5 million to Target Corporation.  In addition, we have signed leases with Gordman's for a 50,000 square foot build-to-suit, Famous Footwear, Maurice's, Rue 21, Dress Barn, Qdoba, and Aspen Dental for a total of 21,500 square feet.  Construction of the Gordman's building and all junior anchors and small shop buildings have been completed.  Target and Gordman’s opened for business in the fourth quarter 2008.

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

•

Paradise Development Group - Tuscany Village (340,000 square feet of retail space planned) is located in the Orlando area.  We currently have executed land sales contracts with a national warehouse discounter, and a national discount grocer.  We are also in discussions with a handful of junior box anchors and restaurant chains.

Acquisitions and Dispositions

During the years ended December 31, 2008 and 2007, we completed the following acquisitions and dispositions:

Investment property acquisitions during the year ended December 31, 2008 and 2007:

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

(b)

This property was contributed to our joint venture with IREX on May 15, 2008.

Development property acquisitions during the year ended December 31, 2008 and 2007:

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Aggregate Purchase Price

12/21/07	Lantern Commons	Pine Tree Institutional Realty, LLC	Westfield	IN	63	$16,691
09/27/07	Southshore Shopping Center	Pine Tree Institutional Realty, LLC	Boise	ID	7	5,000
09/10/07	North Aurora Town Centre Phase III	North American Real Estate	North Aurora	IL	63	23,000
05/14/07	Shops at Lakemoor	Tucker Development Corporation	Lakemoor	IL	74	27,545
04/02/07	Orchard Crossing	Pine Tree Institutional Realty, LLC	Ft. Wayne	IN	32	11,945
02/23/07	Tuscany Village	Paradise Development Group, Inc.	Clermont	FL	53	12,326

					292	$96,507

Investment property dispositions during the year ended December 31, 2008 and 2007:

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain/Loss on Sale

09/03/08	High Point Center	Madison	WI	86,004	$7,400	$(16)
07/22/08	Greenfield Commons (a)	Aurora	IL	32,258	7,276	-
07/07/08	AT&T (a)(b)	Davenport	IA	75,000	49,515	-
07/07/08	AT&T (a)(b)	Evansville	IN	102,530	-	-
07/07/08	AT&T (a)(b)	Joplin	MO	75,000	-	-
04/17/08	Wilson Plaza	Batavia	IL	11,160	1,735	606
03/31/08	Rainbow Foods (a)	West St. Paul	MN	61,712	8,075	-
03/27/08	Delavan Crossing (a)	Delavan	WI	60,930	11,070	-
03/21/08	FMC Technologies (a)	Houston	TX	462,717	71,900	-
02/28/08	Terramere Plaza	Arlington Heights	IL	40,965	5,300	876
02/13/08	Walgreens – Decatur	Decatur	IL	13,500	400	(46)
01/23/08	Apria Healthcare (a)	Schaumburg	IL	40,906	9,950	-
12/27/07	Maple Plaza	Downers Grove	IL	31,196	4,250	1,283
09/24/07	Best Buy (a)	Burbank	IL	71,113	11,495	-
05/11/07	Springhill Fashion Center	West Dundee	IL	125,198	9,312	1,134
04/27/07	Honey Creek Commons (a) (c)	Terra Haute	IN	179,100	26,416	172

				1,469,289	$224,094	$4,009

(a)

This property is included as a disposition as all of the TIC interests have been sold through our joint venture with IREX.

(b)

The TIC interests in the three AT&T properties were sold together as a package.  The sale price of $49,515 was for all three properties.

(c)

This property was contributed to our joint venture with IREX and the gain shown relates to our contribution of the property to the joint venture.  The gain is included in gain on sale of investment property on the accompanying consolidated statements of operations and other comprehensive income.

Development property dispositions during the year ended December 31, 2008 and 2007:

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Aggregate Sales Price

08/11/08	North Aurora Outlots Phase I	North American Real Estate	North Aurora	IL	2	$5,300
07/18/08	Orchard Crossing	Pine Tree Institutional Realty, LLC	Ft. Wayne	IN	1	1,200
06/18/08	North Aurora Outlots Phase II	North American Real Estate	North Aurora	IL	5	2,443
01/10/08	Savannah Crossing	TMK Development, Inc	Aurora	IL	1	1,523
11/16/07	Orchard Crossing	Pine Tree Institutional Realty, LLC	Ft. Wayne	IN	11	4,500
03/07/07	Savannah Crossing	TMK Development, Inc	Aurora	IL	25	5,443

					45	$20,409

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

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and, if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses, significant decreases in occupancy and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  During the year ended December 31, 2008, we recorded an impairment loss of $666 related to an 86,004 square foot neighborhood retail center located in Madison, Wisconsin.  During the year ended December 31, 2007, we recorded an impairment loss of $362 related to a 13,500 square foot single-user retail center located in Decatur, Illinois.  These impairment losses are included in discontinued operations on the accompanying consolidated statements of operations and comprehensive income since the properties have been sold. No such losses were required or recorded in the accompanying financial statements as of and for the year ended December 31, 2006.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as a component of amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of December 31, 2008, we had not allocated any amounts to customer relationships.

The valuation and possible subsequent impairment in the value of our investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

Cost Capitalization and Depreciation Policies.  We review all expenditures and capitalize any item that is deemed to be an upgrade or a tenant improvement.  If we capitalize more items, current depreciation expense would be higher; however, total current expenses would be lower.  Depreciation expense is computed using the straight-line method.  Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and improvements, 15 years for site improvements and the remaining life of the related lease for tenant improvements.

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

Recognition of Lease Termination Income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.  Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets.

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

Investment in Securities.  We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2008 and 2007 consist of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established, in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") "Accounting for Certain Investments in Debt and Equity Securities," and FASB FSP 115-1, "The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments."  On October 14, 2008, the staff in the office of the Chief Accountant of the Securities and Exchange Commission noted in a letter to the FASB that after consulting with the FASB, the staff would not object to the application of an impairment model for perpetual preferred securities similar to a debt security since SFAS No. 115 does not specifically address the impact of the debt-like characteristics on the assessment of other-than-temporary impairment.  The letter noted that the views of the staff were an intermediate step in the process of addressing the impairment of perpetual preferred securities and asked the FASB to expeditiously address the issues.  There is no assurance that the FASB or the staff will formalize the views of the staff noted in the October 14, 2008 letter.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at December 31, 2008 and 2007 were $5,180 and $18,378, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during 2008, 2007 and 2006.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, we do not believe the risk is significant based on our review of the rating of the institutions where our cash is deposited.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), our draws on our line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  As of December 31, 2008, we were not in compliance with a debt covenant requiring us to reduce our outstanding secured indebtedness level.  However, a temporary waiver was obtained from the lender for the applicable covenant. Prior to the date of this Annual Report, we had cured the non-compliance by retiring certain secured debt obligations.  We had up to $103,000 available under our $155,000 line of credit facility and an additional $145,000 available under an accordion feature.  If necessary, such as for new acquisitions, we believe we can generate capital by entering into financing arrangements or joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties, joint venture commitments and to repay draws on the line of credit facility.

Certain joint venture commitments require us to invest cash in properties under development and in properties that do not necessarily meet our investment criteria but which are offered for syndication through our joint venture with Inland Real Estate Exchange Corporation.  Capital has been committed for periods longer than expected since development timelines are longer and syndication velocity is slower than anticipated.

We invest in marketable securities of other entities, including REITs.  These investments in securities totaled $8,429 at December 31, 2008, consisting of preferred and common stock investments.  During the year ended December 31, 2008, we recorded accumulated other comprehensive loss of $1,957 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the year ended December 31, 2008 and 2007, we realized gains on sale of $943 and $150, respectively.  Additionally, during the years ended December 31, 2008 and 2007, we realized losses of $12,043 and $240, respectively, related to a decline in value of certain investment securities which were determined to be other than temporary.  The overall stock market and REIT stocks have declined over the last few months and although these investment have generated both current income and gain on sale during the year ended December 31, 2008, there is no assurance that existing or future investments will generate any income or gains due to economic uncertainties that may occur in the future and they may generate a loss.  Declines in the value of our investment securities may also impact our ability to borrow on margin in the future.  As of December 31, 2008, our margin loan balance was $3,537.

As of December 31, 2008, we owned interests in 144 investment properties, including those owned through our unconsolidated joint ventures.  In the aggregate, all of our 144 investment properties are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and distributions equal to $0.98 per share on an annual basis.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2013 and thereafter based on debt outstanding at December 31, 2008:

2009 (a)	$49,084
2010 (b)	335,938
2011 (c)	317,176
2012	67,415
2013	3,973
Thereafter	62,849

Total	$836,435

(a)

We intend to retire these maturities with operating cash and draws on our line of credit facility.  Subsequent to the end of the year, we have retired $41,085 of these maturities, using a $35,000 draw on our line of credit facility and operating cash.

(b)

Included in the debt maturing during 2010 is our term loan.  The term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2008, we were not in compliance with a debt covenant requiring us to reduce our outstanding secured indebtedness level.  However, a temporary waiver was obtained from the lender for the applicable covenant. Prior to the date of this Annual Report, we had cured the non-compliance by retiring certain secured debt obligations.

(c)

Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed.  It is not our intent to redeem these notes at this time, however, the note holders could require us to do so.  Additionally, included in the debt maturing during 2011 is our line of credit facility.  This line of credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2008, we were not in compliance with a debt covenant requiring us to reduce our outstanding secured indebtedness level.  However, a temporary waiver was obtained from the lender for the applicable covenant. Prior to the date of this Annual Report, we had cured the non-compliance by retiring certain secured debt obligations.

The following table summarizes our consolidated statements of cash flows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Net cash provided by operating activities	$68,036	84,378	83,771

Net cash used in investing activities	$(111,724)	(150,752)	(115,936)

Net cash provided by financing activities	$30,490	57,183	32,930

Statements of Cash Flows

2008 Compared to 2007

Net cash provided by operating activities during the year ended December 31, 2008 decreased $16,342, as compared to the year ended December 31, 2007, which consists primarily of net income from property operations.  This decrease was primarily the result of decreased cash received from our tenants and the payment of larger common area maintenance expenses on our investment properties during the year ended December 31, 2008, as compared to the year ended December 31, 2007.  Additionally, we received less operating distributions from our unconsolidated joint ventures during the year ended December 31, 2008, as compared to the year ended December 31, 2007.

Net cash used in investing activities during the year ended December 31, 2008 decreased $39,028, as compared to the year ended December 31, 2007.  During the year ended December 31, 2008, we acquired six investment properties, all of which were for our joint venture with IREX, at a cost of $180,580 and completed $17,289 in additions to our investment properties, as compared to ten investment properties purchased during the year ended December 31, 2007, of which nine were for our joint venture with IREX, at a cost of $156,690 and completed $16,066 in additions.  Additionally, during the year ended December 31, 2008, we received more cash from the sale of joint venture interests related to the sales to TIC investors through our IREX joint venture and the sale of investment properties in our wholly-owned portfolio.  During the year ended December 31, 2008, we also received payment upon the maturity of our mortgage receivable with Tri-Land Properties, Inc., spent less on the purchase of computers and software, invested less cash in, and received fewer distributions from our unconsolidated joint ventures.

Net cash provided by financing activities during the year ended December 31, 2008, decreased $26,693, as compared to the year ended December 31, 2007.  This decrease is a result of using approximately $10,934 during the year ended December 31, 2008 to repurchase certain of our convertible notes.  Additionally, we had net payments on our line of credit facility of approximately $48,000 during the year ended December 31, 2008, as compared to net proceeds of $72,000 received during the year ended December 31, 2007.  Partially offsetting this decrease in cash provided by financing activities is cash received from our $140,000 term loan that we closed during the year ended December 31, 2008 and receiving approximately $1,227 additional proceeds from our DRP.

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

Net cash used in investing activities increased $34,816 as we acquired ten investment properties, of which nine were for our joint venture with IREX, during the year ended December 31, 2007 at a cost of $156,690 and completed $16,066 in additions to our investment properties, as compared to the acquisition of six investment properties during the year ended December 31, 2006 at a cost of $85,931 and the completion of $25,266 in additions to our investment properties.  Additionally, we increased our investment in unconsolidated joint ventures by $34,090, primarily for the purchase of vacant land through our development joint ventures and paid approximately $2,080 for the purchase of computers and software.  Certain payments for computers and software were made to affiliates of The Inland Group, Inc. for development and implementation support.  Offsetting this increase in cash used is proceeds received during 2007 for the sale of our interest in one of our unconsolidated joint ventures, the sale of vacant land parcels through other unconsolidated joint ventures and additional distributions from our unconsolidated joint venture activities.  Additionally, we received funds from the sale of tenant in common ("TIC") interests of properties owned through our joint venture with IREX.

Net cash provided by financing activities during the year ended December 31, 2007 increased $24,253, as compared to the year ended December 31, 2006.  The increase in cash provided by financing activities is primarily due to net loan proceeds of $37,677 and net proceeds from our line of credit facility of $72,000, as compared to net loan proceeds of $24,245 and a repayment on our line of credit facility of $37,000 during the year ended December 31, 2006.  Additionally, we received $4,761 more in proceeds from our DRP during the year ended December 31, 2007.  This increase is offset by proceeds received in 2006 for the issuance of our convertible notes.  A portion of these proceeds were used to repurchase shares of our common stock and to pay down our line of credit facility.  Additionally, we used less cash in 2007 to repurchase minority interest units.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of the year ended December 31, 2008:

Contractual Obligations	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$479,935	49,084	364,029	56,741	10,081
Line of Credit Facility	52,000	-	52,000	-	-
Convertible Notes (a)	164,500	-	164,500	-	-
Term Loan	140,000	-	140,000	-	-
Office Lease	822	411	411	-	-
Interest Expense (b)	80,122	29,115	43,211	6,009	1,787

(a)

Our convertible notes issued during 2006 mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed.

(b)

Interest expense on the convertible notes was calculated through the first date at which we are able to call the notes.

Results of Operations

Net income available to common stockholders and net income available to common stockholders per weighted average common share for the years ended December 31, 2008, 2007 and 2006 are summarized below:

	2008	2007	2006

Net income available to common stockholders	$33,281	43,816	45,184

Net income available to common stockholders per weighted average common shares – basic and diluted	$0.50	0.67	0.67

Weighted average number of common shares outstanding – basic	$66,043	65,281	67,154

Weighted average number of common shares outstanding – diluted	$66,102	65,346	67,223

Net income decreased $10,535 for the year ended December 31, 2008, as compared to the year ended December 31, 2007.  The decrease is primarily the result of a non-cash charge of approximately $12,043 to record the other than temporary decline in value of certain investment securities, the $666 impairment recorded during the second quarter to adjust the book value of a consolidated property that was subsequently sold, an increase in depreciation and amortization expenses related to the 2008 acquisitions, and a decrease in earnings from our unconsolidated joint ventures.  These decreases were partially offset by the deferred partnership gain recognized upon repayment of our mortgage receivable with Tri-Land Properties, Inc., an increase in gains on sale of certain investment securities, a decrease in interest expense and gains on the extinguishment of debt resulting from the repurchase of certain convertible notes.

Net income decreased $1,368 for the year ended December 31, 2007, as compared to the year ended December 31, 2006.  Net income for the year ended December 31, 2006 was impacted by gains on sale of investment properties that exceeded gains during the year ended December 31, 2007.  Additionally interest expense for the year ended December 31, 2007 increased compared to the year ended December 31, 2006 due primarily to interest on our convertible notes.  The decreases in net income for the year ended December 31, 2007 are partially offset by increases in fee income, gain on sale of joint venture interests and vacant land from our unconsolidated joint ventures.

This section describes and compares our results of operations for the three years ended December 31, 2008, 2007 and 2006, respectively.  At December 31, 2008, we had ownership interests in 32 single-user properties, 65 Neighborhood Centers, 19 Community Centers, 27 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the same twelve month periods during each year.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and we are able to determine the effects of our new acquisitions on net income.  Net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.  A total of 119 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.2 million square feet.  A total of six investment properties, those that have been acquired during the years ended December 31, 2008, 2007 and 2006 are presented as "other investment properties" in the table below.  The "same store" investment properties represent approximately 95% of the square footage under management at December 31, 2008.

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the years ended December 31, 2008, 2007 and 2006 along with reconciliation to income from continuing operations, calculated in accordance with U.S. GAAP.

	Year ended December31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Rental income and tenant recoveries:
"Same store" investment properties, 119 properties
Rental income	$119,718	119,319	118,550
Tenant recovery income	49,918	48,160	44,535
Other property income	3,229	2,897	1,090
"Other investment properties"
Rental income	11,134	8,908	6,090
Tenant recovery income	2,056	2,139	1,395
Other property income	249	70	2
Total rental income and tenant recoveries	$186,304	181,493	171,662

Property operating expenses:
"Same store" investment properties, 119 properties
Property operating expenses	$26,806	24,363	18,625
Real estate tax expense	29,183	29,876	30,618
"Other investment properties"
Property operating expenses	850	491	701
Real estate tax expense	1,383	1,207	860
Total property operating expenses	$58,222	55,937	50,804

Property net operating income
"Same store" investment properties	$116,876	116,137	114,932
"Other investment properties"	11,206	9,419	5,926
Total property net operating income	$128,082	125,556	120,858

Other income:
Straight-line income (expense)	(602)	545	1,066
Amortization of lease intangibles	159	457	653
Other income	4,613	5,387	5,696
Impairment of investment securities	(12,043)	(240)	-
Fee income from unconsolidated joint ventures	5,631	4,336	2,475
Gain on sale of investment properties	-	-	617
Gain on extinguishment of debt	4,464	319	-
Gain on sale of joint venture interest	5,043	3,100	-

Other expenses:
Income tax expense of taxable REIT subsidiary	(198)	(633)	-
Bad debt expense	(2,691)	(878)	(833)
Depreciation and amortization	(44,598)	(41,781)	(40,164)
Provision for asset impairment	-	-	-
General and administrative expenses	(12,991)	(11,903)	(10,722)
Interest expense	(45,132)	(47,421)	(43,870)
Minority interest	(429)	(444)	(864)
Equity in earnings of unconsolidated joint ventures	3,633	4,831	2,873

Income from continuing operations	$32,941	41,231	37,785

On a "same store" basis (comparing the results of operations of the investment properties owned during the year ended December 31, 2008, with the results of the same investment properties owned during the year ended December 31, 2007), property net operating income increased $739 with total rental and additional rental income increasing by $2,489 and total property operating expenses increasing $1,750.  In comparing the results of operations from the "same store" properties during the year ended December 31, 2007 and 2006, property net operating income increased by $1,205 with total rental and additional rental income increasing $6,201 and total property operating expenses increasing $4,996.

Total rental and additional rental income for the years ended December 31, 2008, 2007 and 2006 was $186,304, $181,493 and $171,662, respectively.  The primary reasons for the increase in rental and additional rental income for the year ended December 31, 2008, as compared to the years ended December 31, 2007 and 2006 was income generated by our "other investment properties" and positive leasing spreads on our "same store" properties.  Additionally, tenant recovery income and other property income increased during 2008.  Tenant recovery income increased as a result of higher property operating expenses during 2008.  Other property income is comprised of lease termination fees, late fees and costs recovered on expenses directly related to specific tenants.

The following table presents our top ten tenants based on percentage of total square footage, along with their respective annual base rent, percentage of annual base rent and approximate receivable balance as of December 31, 2008:

Tenant Name (a)	Percentage of Total Square Footage	Annual Base Rent	Percentage of Annual Base Rent	Receivable Balance at December 31, 2008

Supervalue Inc.	7.11%	$10,723	6.14%	$184
Dominick's Finer Foods	4.60%	7,846	4.49%	168
Roundy's	3.00%	4,613	2.64%	16
TJX Companies, Inc. (b)	2.89%	3,711	2.12%	(41)
K-Mart	2.57%	1,434	0.82%	(8)
PetsMart	1.84%	3,509	2.01%	180
Kroger	1.62%	1,837	1.05%	11
Office Depot	1.37%	2,246	1.29%	165
Carmax	1.29%	4,021	2.30%	-
Best Buy	1.27%	2,424	1.39%	20

Total	27.56%	$42,364	24.25%	$695

(a)

The table above includes properties owned through our unconsolidated joint ventures.

(b)

Includes TJ Maxx, Marshall’s and A.J. Wright stores.

Total property operating expenses for the year ended December 31, 2008 and 2007 were $58,222 and $55,937, respectively.  The increase in expenses is due primarily to an increase in common area maintenance expenses on our "same store" portfolio of properties.  The increases are related to increased payroll and other related items, landscaping costs and snow removal costs.  Offsetting these increases was a decrease in parking lot and roof repairs required during the year ended December 31, 2008, as compared to the year ended December 31, 2007.

Total property operating expenses for the year ended December 31, 2007 and 2006 were $55,937 and $50,804, respectively.  The primary reason for the increase in these expenses is due to higher snow removal costs in both the first and fourth quarters of 2007, as compared to 2006.  Additionally, payroll and other payroll related items as well as expenses recovered directly from specific tenants increasing during the year ended December, 31, 2007, as compared to the year ended December 31, 2006.

Other income decreased $774 for the year ended December 31, 2008, as compared to the year ended December 31, 2007.  The primary reason for this decrease was less interest income from mortgages receivable during the year ended December 31, 2008, as compared to the year ended December 31, 2007 due to the repayment of our mortgage receivable with Tri-Land Properties, Inc. in June 2008.  Offsetting this decrease in other income during the year ended December 31, 2008, as compared to the year ended December 31, 2007 is an increase in dividend income on our securities portfolio and gains on sale related to securities sold during the year ended December 31, 2008.

Other income decreased $309 for the year ended December 31, 2007, as compared to the year ended December 31, 2006.  This is due to a decrease in dividend income and gains on sale of our investment securities.

Impairment of investment securities increased $11,803 due to recording a non-cash charge of approximately $12,043 during the year ended December 31, 2008, related to a decline in value of certain investment securities which were determined to be other than temporary, compared to only $240 during the year ended December, 31 2007.  No such impairments were recorded during the year ended December 31, 2006.

Fee income from unconsolidated joint ventures for the years ended December 31, 2008, 2007 and 2006 was $5,631, $4,336 and $2,475, respectively.  These increases are due to an increase in acquisition fees earned on the properties acquired by our joint venture with IREX and increased management fees earned on a larger portfolio of properties in our unconsolidated joint ventures.

Gain on extinguishment of debt for the years ended December 31, 2008 and 2007 was $4,464 and $319, respectively.  We did not record any such gain during the year ended December 31, 2006.  During the year ended December 31, 2008, the gain relates to the repurchase of certain of our convertible notes at a discount to the contract amount.  During the year ended December 31, 2007, the gain relates to the sale of an investment property in which the buyer assumed the loan, prior to its maturity.

Gain on sale of joint venture interests for the years ended December 31, 2008 and 2007 was $5,043 and $3,100, respectively.  We did not record any such gains during the year ended December 31, 2006.  During the year ended December 31, 2008, we recorded gains of approximately $1,850 in connection with sales to TIC investors through our joint venture with IREX.  Additionally, we recorded the gain previously deferred in conjunction with the repayment of our mortgage receivable with Tri-Land Properties, Inc. in the amount of approximately $3,193.  During the year ended December 31, 2007, we recorded gains of approximately $872 in connection with sales to TIC investors through our IREX joint venture and a gain of $2,228 in connection with the sale of our interest in our joint venture with Crow Holdings Managers, LLC.

Bad debt expense for the years ended December 31, 2008, 2007 and 2006 was $2,691, $878 and $833, respectively. The increase in bad debt expense is due to increased tenant bankruptcies and the current economic challenges facing our tenants.

General and administrative expenses increased $1,088 for the year ended December 31, 2008, as compared to the year ended December 31, 2007.  This increase is due in part to an increase in salaries and other payroll related items, an increase in marketing costs due to the redesign of our website and additional costs incurred on potential transactions that we are no longer pursuing.

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

Interest expense decreased $2,289 due to a decrease in interest on our mortgages payable and line of credit facility due to lower outstanding balances maintained throughout the year and a decrease in the rates charged on our variable rate debt.  This decrease is offset by an increase in interest due on the $140,000 term loan that we closed during the year ended December 31, 2008.

Interest expense increased $3,551 for the year ended December 31, 2007, as compared to the year ended December 31, 2006.  This increase is due to interest due for the convertible notes issued in November 2006.  We issued those convertible notes in order to take advantage of the low fixed interest rate.  These notes are fixed at a rate of 4.625% per annum.  Offsetting this increase in interest expense is a decrease in interest on our mortgages payable and line of credit facility due to lower balances outstanding during each year.

Equity in earnings of unconsolidated joint ventures decreased $1,198 for the year ended December 31, 2008, as compared to the year ended December 31, 2007.  This decrease is due in part to a decrease in operations due to losses incurred during the year ended December 31, 2008 through our joint venture with NYSTRS.  The losses result from increased vacancies, primarily the result of certain tenant bankruptcies.  This decrease is offset by our share of a lease termination fee for a tenant at one of our NYSTRS joint venture properties in the amount of approximately $2,600 recorded during the year ended December 31, 2008.  Additionally, we recorded higher land sale gains during the year ended December 31, 2008, as compared to the year ended December 31, 2007.

Equity in earnings of unconsolidated joint ventures increased $1,958 for the year ended December 31, 2007, as compared to the year ended December 31, 2006.  This increase is due in most part to income generated from the properties acquired through our joint venture with IREX.

Captive Insurance

We are a member of a limited liability company formed as an insurance association captive (the "Captive"), which is owned in equal proportions with two other REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc., and us.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  The Captive was formed to initially insure/reimburse the members' deductible obligations for the first $100 of property insurance and $100 of general liability insurance.  We entered into the Captive to stabilize our insurance costs, manage our exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a variable interest entity ("VIE") as defined in FIN 46R and we are not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.  During the year ended December 31, 2008, we were not required to make additional capital contributions to this entity.

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

Venture Partner	Company's Profit/Loss Allocation Percentage at December 31, 2008 (a)	Investment in and advances to unconsolidated joint ventures at December 31, 2008	Investment in and advances to unconsolidated joint ventures at December 31, 2007

New York State Teachers' Retirement System	50%	$56,646	67,101
North American Real Estate, Inc.	45%	9,343	6,861
Oak Property and Casualty	33%	1,112	700
TMK Development	40%	9,220	5,580
Paradise Development Group, Inc.	15%	6,906	5,560
Pine Tree Institutional Realty, LLC	85%	11,970	9,684
Tucker Development Corporation	48%	7,420	7,028
Inland Real Estate Exchange Corporation	(b)	47,937	1,438

Investment in and advances to joint ventures		$150,554	103,952

(a)

The profit/loss allocation percentage is allocated after the calculation of our preferred return.

(b)

Our profit/loss allocation percentage varies based on the amount of interest we hold in the properties that are in the selling process to TIC investors.

Our proportionate share of the earnings or losses from these ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, we earn fees for providing property management, leasing and acquisition activities to these ventures.  We recognize only our share of these fees in the accompanying consolidated statements of operations and other comprehensive income.  During the year ended December 31, 2008, we earned $5,631 in fee income from our unconsolidated joint ventures, as compared to $4,336 and $2,475 for the years ended December 31, 2007 and 2006, respectively.  This fee income increased due in most part to acquisition fees on the properties purchased for our joint venture with IREX as well as increased management fees on an increased number of properties in our unconsolidated joint ventures.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by us are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  Differences between our investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the years ended December 31, 2008, 2007 and 2006 we recorded $1,436, $1,428 and $1,380, respectively, of amortization of this basis difference.

We have guaranteed approximately $42,600 of unconsolidated joint venture debt as of December 31, 2008.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  We would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents.  In accordance with FIN 45, we are required to estimate the fair value of these guarantees and record a corresponding liability.  We have determined that the fair value of such guarantees are immaterial as of December 31, 2008 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

Approximately $86,512 of total unconsolidated joint venture debt matures during 2009.  We are engaged in discussions with the various lenders to extend or restructure this joint venture debt although there is no assurance that we, or our joint venture partners, will be able to restructure this debt on terms and conditions we find acceptable, if at all.

During the year ended December 31, 2008, our development joint ventures sold four land parcels to third parties for approximately $10,500.  The joint ventures recorded gains on sale of approximately $1,629.  Our pro rata share of these gains, including our preferred return, was $954, which is reflected in equity in earnings of unconsolidated joint ventures for the year ended December 31, 2008.

During the year ended December 31, 2008, our joint venture with IREX acquired five investment properties using capital we contributed.  Additionally, we contributed one investment property to this joint venture.  As of December 31, 2008, the joint venture had sold all of the properties acquired in 2007 to TIC investors.  During the year ended December 31, 2008, we earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales to the TIC investors, we recorded gains of approximately $1,850 and $697, for the years ended December 31, 2008 and 2007, respectively, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

Our joint ventures may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Certain of our unconsolidated joint ventures entered into interest rate swap contracts to limit their exposure to variable interest rates.  These derivative instruments were designated as cash flow hedges and therefore qualify for hedge accounting.  The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.

We recorded our pro rata share of unrealized losses of approximately $197 and $81 for the years ended December 31, 2008 and 2007, respectively, which is included as a component of other comprehensive income (expense) on the accompanying consolidated statements of operations and other comprehensive income and as a component of investments in and advances to joint ventures in the accompanying consolidated balance sheets.  The following table presents pertinent information related to these interest rate swap contracts.

Notional Amount	Maturity Date	Swap Rate	Company's pro rata share	Total unrealized loss at December 31, 2008	Total unrealized loss at December 31, 2007

$20,329	February 27, 2009	4.92%	45%	$(72)	(46)
10,000	March 10, 2009	4.92%	45%	(27)	(24)
21,000	March 01, 2010	4.92%	48%	(487)	(104)

$51,329				$(586)	(174)

In connection with financing obtained for two of the properties acquired through our IREX joint venture, the joint venture entered into swap contracts.  The joint venture did not designate these derivative financial instruments as hedges and therefore does not qualify for hedge accounting.  Our pro rata share of the incurred losses was $300 from these contracts and are included in equity in earnings of unconsolidated joint ventures.

Notional Amount	Maturity Date	Swap Rate	Company's pro rata share	Total realized loss

$13,275	June 1, 2013	5.63%	- (a)	(1,114)

$13,275				$(1,114)

(a)

Our pro rata share varies and will decrease each time a sale is made to a TIC investor.

Fair Value Disclosures

Our valuation of marketable securities, which are considered to be available-for-sale, utilize unadjusted quoted prices determined by active markets for the specific securities we have invested in, and therefore fall into Level 1 of the fair value hierarchy. Our valuation of our derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative and therefore fall into Level 2 of the fair value hierarchy.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward curves.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair value measurements at December 31, 2008 using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Available for sale securities	$8,429
Total assets	$8,429

Derivative interest rate instruments liabilities (a)		$2,290
Total liabilities		$2,290

(a)

The derivative interest rate instruments are held through certain of our unconsolidated joint ventures.  The amount in the above table reflects the entire liability of the instruments.  We may be required to make an additional capital contribution of $587, our pro rata share of this amount, to cover the joint venture's liability.

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

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006

Net income available to common stockholders	$33,281	43,816	45,184
Gain on sale of investment properties, net of minority interest (a)	(1,332)	(2,506)	(6,242)
Equity in depreciation and amortization of unconsolidated joint ventures	11,540	10,129	9,398
Amortization on in-place lease intangibles	3,494	3,180	2,925
Amortization on leasing commissions	892	799	766
Depreciation, net of minority interest	40,134	38,253	37,132

Funds From Operations	88,009	93,671	89,163

Net income available to common stockholders per weighted average common share - basic and diluted	$0.50	0.67	0.67

Funds From Operations, per weighted average common share - basic and diluted	$1.33	1.43	1.33

Weighted average number of common shares outstanding, basic	66,043	65,281	67,154

Weighted average number of common shares outstanding, diluted	66,102	65,346	67,223

Distributions declared	$64,782	63,824	64,491
Distributions per common share	$0.98	0.98	0.96
Distributions / Funds From Operations Payout Ratio	73.6%	68.1%	72.3%

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

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006

Income from continuing operations	$32,941	41,231	37,785
Gain on non-operating property	(953)	(174)	(617)
Impairment of investment securities	12,043	240	-
Income tax expense of taxable REIT subsidiary	198	633	-
Income (loss) from discontinued operations	(992)	79	1,382
Interest expense	45,132	47,421	43,870
Interest expense associated with discontinued operations	261	792	1,091
Interest expense associated with unconsolidated joint ventures	9,235	7,734	6,975
Depreciation and amortization	44,598	41,781	40,164
Depreciation and amortization associated with discontinued operations	263	781	1,231
Depreciation and amortization associated with unconsolidated ventures	11,540	10,129	9,399

EBITDA	$154,266	150,647	141,280

Total interest expense	$54,628	55,947	51,936

EBITDA: Interest expense coverage ratio	2.8 x	2.7 x	2.7 x

Impact of Recent Accounting Principles

In September 2006, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS 157"), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS 123R.  We were required to apply the guidance of SFAS 157 beginning January 1, 2008.  However, in November 2007 the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis was deferred for one year.  The adoption of SFAS 157 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have elected not to adopt the fair value option for any such financial assets and liabilities.

The FASB has issued FASB Staff Position No. APB-14a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”) that requires separate accounting for the debt and equity components of convertible instruments. The FSP requires that the value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The debt is subsequently accreted to its par value over its expected life with a rate of interest being reflected in earnings that reflects the market rate at issuance. The FSP is effective for fiscal periods beginning on or after December 15, 2008 and would be applied retrospectively to both new and existing convertible instruments, including the convertible notes that we issued in November 2006, and would result in us recognizing approximately $2,056 of additional interest expense per annum.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R ("SFAS 141R"), Business Combinations, which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value."  Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method.  SFAS 141R is effective for periods beginning on or after December 15, 2008.  The adoption of SFAS 141R is not expected to have a material affect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  In addition, the statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  SFAS 160 is effective for periods beginning on or after December 15, 2008.  The adoption of SFAS 160 is not expected to have a material affect on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 133”).  SFAS 161 will require entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The adoption of SFAS 161 is not expected to have a material affect on our consolidated financial statements.

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

Subsequent Events

On January, 20, 2009, we paid a cash distribution of $0.08167 per share on the outstanding shares of our common stock to stockholders of record at the close of business on December 31, 2008.

On January 20, 2009, we announced that we had declared a cash distribution of $0.08167 per share on the outstanding shares of our common stock.  This distribution was payable on February 17, 2009 to the stockholders of record at the close of business on February 2, 2009.

On January 21, 2009, we announced that Roland W. Burris, Esq., resigned as a member of our board of directors effective January 15, 2009.  As a result of Mr. Burris’ resignation, the size of our board of directors has decreased from eight to seven members.

On January 30, 2009, we sold Wisner/Milwaukee Plaza, located in Chicago, Illinois for $3,900.

On February 10, 2009, we sold Western and Howard Plaza, located in Chicago, Illinois for $1,845.

On February, 19, 2009, we paid a cash distribution of $0.08167 per share on the outstanding shares of our common stock to stockholders of record at the close of business on February 2, 2009.

On February 19, 2009, we announced that we had declared a cash distribution of $0.08167 per share on the outstanding shares of our common stock.  This distribution is payable on March 17, 2009 to the stockholders of record at the close of business on March 2, 2009.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2008, 2007 and 2006 we had no material derivative instruments, on a consolidated basis.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will generally only enter into derivative transactions that satisfy the aforementioned criteria.

Our exposure to market risk for changes in interest rates relates to the fact that some of our long-term debt consists of variable interest rate loans.  We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting this debt to fixed rates when we deem such conversion advantageous.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension based on our view of the current interest rate environment.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2013 and thereafter and weighted average interest rates for the debt maturing in each specified period.

	2009	2010	2011	2012	2013	Thereafter	Total

Fixed rate debt	$25,784	167,596	265,176	67,415	3,973	56,649	586,593
Weighted average interest rate	6.43%	4.77%	4.61%	5.23%	6.04%	5.66%	-

Variable rate debt	23,300	168,342	52,000	-	-	6,200	249,842
Weighted average interest rate	1.96%	3.16%	2.72%	-	-	1.48%	-

The table above does not reflect indebtedness incurred after December 31, 2008.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness, fixed rate debt that matures and needs to be refinanced and hedging strategies used to reduce the impact of any increases in rates.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  At December 31, 2008, the fair value of our debt is estimated to be $247,219 for debt which bears interest at variable rates and $577,329 for debt which bear interest at fixed rates.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At December 31, 2008, approximately $249,842, or 30%, of our debt has variable interest rates averaging 2.91%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $625 for the year ended December 31, 2008.

Item 8.  Financial Statements and Supplementary Data

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Corporation:

We have audited the accompanying consolidated financial statements of Inland Real Estate Corporation (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),  the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Chicago, Illinois
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Corporation:

We have audited Inland Real Estate Corporation’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and  cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois
February 27, 2009

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
December 31, 2008 and 2007
(In thousands, except per share data)

	December 31, 2008	December 31, 2007
Assets:
Investment properties:
Land	$336,917	347,804
Construction in progress	2,620	1,573
Building and improvements	926,455	970,231

	1,265,992	1,319,608
Less accumulated depreciation	279,945	250,433

Net investment properties	986,047	1,069,175

Cash and cash equivalents	5,180	18,378
Investment in securities	8,429	18,074
Accounts and mortgage receivable, net	47,305	63,986
Investment in and advances to unconsolidated joint ventures	150,554	103,952
Acquired lease intangibles, net	18,055	27,409
Deferred costs, net	9,692	9,592
Other assets	11,649	10,753

Total assets	$1,236,911	1,321,319

Liabilities:
Accounts payable and accrued expenses	$30,621	35,590
Acquired below market lease intangibles, net	2,793	3,429
Distributions payable	5,431	5,363
Mortgages payable	479,935	606,680
Term loan	140,000	-
Line of credit facility	52,000	100,000
Convertible notes	164,500	180,000
Other liabilities	14,166	24,404

Total liabilities	889,446	955,466

Commitments and contingencies

Minority interest	2,146	2,494

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at December 31, 2008 and 2007	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 66,498 and 65,669 Shares issued and outstanding at December 31, 2008 and 2007, respectively	665	657
Additional paid-in capital (net of offering costs of $58,816)	626,652	615,298
Accumulated distributions in excess of net income	(279,763)	(248,262)
Accumulated other comprehensive loss	(2,235)	(4,334)

Total stockholders' equity	345,319	363,359

Total liabilities and stockholders' equity	$1,236,911	1,321,319

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Other Comprehensive Income
For the years ended December 31, 2008, 2007 and 2006
(In thousands except per share data)

	2008	2007	2006
Revenues
Rental income	$130,409	129,229	126,359
Tenant recoveries	51,974	50,299	45,930
Other property income	3,478	2,967	1,092
Fee income from unconsolidated joint ventures	5,631	4,336	2,475
Total revenues	191,492	186,831	175,856

Expenses:
Property operating expenses	30,347	25,732	20,159
Real estate tax expense	30,566	31,083	31,478
Depreciation and amortization	44,598	41,781	40,164
General and administrative expenses	12,991	11,903	10,722
Total expenses	118,502	110,499	102,523

Operating income	72,990	76,332	73,333

Other income	4,613	5,387	5,696
Impairment of investment securities	(12,043)	(240)	-
Gain on sale of investment properties	-	-	617
Gain on sale of joint venture interest	5,043	3,100	-
Gain on extinguishment of debt	4,464	319	-
Interest expense	(45,132)	(47,421)	(43,870)
Minority interest	(429)	(444)	(864)
Income before equity in earnings of unconsolidated joint ventures, income tax expense of taxable REIT subsidiary and discontinued operations	29,506	37,033	34,912

Income tax expense of taxable REIT subsidiary	(198)	(633)	-
Equity in earnings on unconsolidated joint ventures	3,633	4,831	2,873
Income from continuing operations	32,941	41,231	37,785
Income from discontinued operations	340	2,585	7,399

Net income available to common stockholders	33,281	43,816	45,184

Other comprehensive income (expense):
Unrealized loss on investment securities	(9,747)	(3,947)	(839)
Reversal of unrealized loss to realized loss on investment securities	12,043	240	-
Unrealized loss on derivative instruments	(197)	(81)	-

Comprehensive income	$35,380	40,028	44,345

Basic and diluted earnings available to common shares per weighted average common share:

Income from continuing operations	$0.50	0.63	0.56
Discontinued operations	-	0.04	0.11
Net income available to common stockholders per weighted average common share – basic and diluted	$0.50	0.67	0.67

Weighted average number of common shares outstanding – basic	66,043	65,281	67,154
Weighted average number of common shares outstanding – diluted	66,102	65,346	67,223

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2008, 2007 and 2006
(In thousands except per share data)

	2008	2007	2006
Number of shares
Balance at beginning of year	65,669	65,059	67,502
Shares issued from DRP	813	592	315
Restricted shares	-	11	16
Cancelled restricted shares	(3)	-	-
Exercise of stock options	-	4	2
Issuance of shares	19	3	-
Repurchase of shares	-	-	(2,776)
Balance at end of year	66,498	65,669	65,059

Common Stock
Balance at beginning of year	$657	650	675
Proceeds from DRP	8	7	3
Repurchase of shares	-	-	(28)
Balance at end of year	665	657	650

Additional Paid-in capital
Balance at beginning of year	615,298	605,133	649,797
Proceeds from DRP	10,997	9,771	5,014
Amortization of stock compensation	356	302	267
Exercise of stock options	-	25	23
Issuance of shares	1	67	-
Repurchase of shares	-	-	(49,968)
Balance at end of year	626,652	615,298	605,133

Accumulated distributions in excess of net income
Balance at beginning of year	(248,262)	(228,254)	(208,947)
Net income available to common stockholders	33,281	43,816	45,184
Distributions declared	(64,782)	(63,824)	(64,491)
Balance at end of year	(279,763)	(248,262)	(228,254)

Accumulated other comprehensive income (loss)
Balance at beginning of year	(4,334)	(546)	293
Unrealized loss on investment securities	(9,747)	(3,947)	(839)
Reversal of unrealized loss to realized loss on investment securities	12,043	240	-
Unrealized loss on derivative instruments	(197)	(81)	-
Balance at end of year	(2,235)	(4,334)	(546)

Total stockholders' equity	$345,319	363,359	376,983

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$33,281	43,816	45,184
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	666	362	-
Depreciation and amortization	44,859	42,561	41,407
Non real estate depreciation and amortization	477	446	154
Amortization of deferred stock compensation	356	302	267
Amortization on acquired above market leases	507	652	729
Amortization on acquired below market leases	(669)	(1,109)	(1,383)
Gain on sale of investment properties	(1,332)	(2,680)	(6,634)
Gain on extinguishment of debt	(4,464)	(319)	-
Realized gain on investment securities	(943)	(150)	(479)
Realized loss on investment securities	12,043	240	-
Minority interest	429	444	864
Equity in earnings from unconsolidated ventures	(3,633)	(4,832)	(2,873)
Gain on sale of joint venture interest	(5,043)	(2,925)	-
Straight line rental income	871	(681)	(996)
Provision for doubtful accounts	1,471	(1,312)	(758)
Amortization of loan fees	2,348	2,081	1,535
Distributions from unconsolidated joint ventures	1,740	6,449	7,564
Changes in assets and liabilities:
Restricted cash	2,200	(324)	(551)
Mortgage receivable	(876)	(563)	(676)
Accounts and rents receivable	(7,542)	(6,591)	(508)
Deposits and other assets	(3,219)	(378)	(854)
Accounts payable and accrued expenses	(4,161)	4,906	(844)
Accrued interest payable	(347)	202	1,257
Accrued real estate taxes	(603)	375	1,479
Security and other deposits	(187)	39	43
Prepaid rents and unearned income	(193)	3,367	(156)
Net cash provided by operating activities	68,036	84,378	83,771

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Cash flows from investing activities:
Restricted cash	$(200)	(630)	556
Escrows held for others	-	(5)	(32)
Proceeds from sale of interest in joint venture, net	47,820	43,140	-
Purchase of investment securities	(3,419)	(9,484)	(1,456)
Sale of investment securities	4,261	4,390	3,549
Additions to investment properties, net of accounts payable	(17,289)	(16,066)	(25,266)
Rental income under master lease agreements	(85)	28	(141)
Purchase of investment properties	(180,580)	(156,690)	(85,931)
Purchase of furniture, fixtures, equipment, and software	(432)	(2,080)	(70)
Proceeds from sale of investment properties, net	13,636	3,699	27,901
Distributions from unconsolidated joint ventures	17,996	32,793	3,160
Investment in unconsolidated joint ventures	(14,935)	(55,172)	(21,082)
Mortgages receivable	22,872	6,415	(15,766)
Leasing fees	(1,369)	(1,090)	(1,358)
Net cash used in investing activities	(111,724)	(150,752)	(115,936)

Cash flows from financing activities:
Proceeds from the DRP	11,005	9,778	5,017
Proceeds from exercise of options	-	25	23
Issuance of shares	1	66	-
Repurchase of shares	-	-	(49,996)
Purchase of minority interest, net	(25)	(126)	(15,187)
Loan proceeds	130,085	93,303	41,394
Proceeds from term loan	140,000	-	-
Proceeds from line of credit facility	105,000	140,000	-
Repayments on line of credit facility	(153,000)	(68,000)	(37,000)
Convertible notes	(10,934)	-	180,000
Loan fees	(2,158)	(698)	(4,552)
Other current liabilities	(6,510)	3,653	(2,848)
Distributions paid	(64,713)	(63,666)	(66,047)
Distributions to minority interest partners	(751)	(752)
Payoff of debt	(116,917)	(55,626)	(17,149)
Principal payments of debt	(593)	(774)	(725)
Net cash provided by financing activities	30,490	57,183	32,930

Net increase (decrease) in cash and cash equivalents	(13,198)	(9,191)	765

Cash and cash equivalents at beginning of year	18,378	27,569	26,804

Cash and cash equivalents at end of year	$5,180	18,378	27,569

Supplemental disclosure of cash flow information

Cash paid for interest, net of capitalized interest	$44,737	47,773	42,250

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
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

The Company engages in certain activities through Inland Venture Corporation (“IVC”), a wholly-owned taxable REIT subsidiary (“TRS”).  As such, the Company is subject to federal and state income and franchise taxes from these activities.

The Company had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of December 31, 2008. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2008. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the years ended December 31, 2008, 2007 and 2006 or in the consolidated balance sheets as of December 31, 2008. As of December 31, 2008, returns for the calendar years 2004 through 2007 remain subject to examination by U.S. and various state and local tax jurisdictions.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principals (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Certain reclassifications were made to the 2007 and 2006 financial statements to conform to the 2008 presentation but have not changed the results of prior years.

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
December 31, 2008
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

The Company allocates the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in-place leases) and any assumed financing that is determined to be above or below market terms.  In some circumstances, the Company engages independent real estate appraisal firms to provide market information and evaluations that are relevant to its purchase price allocations; however, the Company is ultimately responsible for the purchase price allocations.  The aggregate value of other intangibles is measured based on the difference between the purchase price and the property valued as if vacant.  The Company does not have any amounts allocated to customer relationships as of December 31, 2008 and 2007.

The Company capitalizes interest costs related to construction in progress and considers both interest paid on debt obtained to fund the project and the interest cost incurred during the period that could have been avoided.  The Company has recorded approximately $1,271, $1,636 and $93 of capitalized interest related to certain of its development joint ventures for the years ended December 31, 2008, 2007 and 2006, respectively.

Amortization pertaining to the above market lease intangibles of $507, $652 and $729 was recorded as a reduction to rental income for the years ended December 31, 2008, 2007 and 2006, respectively.  Amortization pertaining to the below market lease intangibles of $669, $1,109 and $1,383 was recorded as an increase to rental income for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $2,834, $2,787 and $3,002 for the years ended December 31, 2008, 2007 and 2006, respectively.  In the accompanying consolidated balance sheets, acquired lease intangibles is presented net of accumulated amortization of $14,034 and $11,702 for the years ended December 31, 2008 and 2007, respectively and acquired below market lease intangibles are net of accumulated amortization of $3,041 and $3,300 for the years ended December 31, 2008 and 2007, respectively.  The table below presents the amounts to be recorded for the amortization of intangibles over the next five years:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

Year	Amortization of Above Market Lease Intangibles	Amortization of Below market Lease Intangibles	Amortization of In Place Lease Intangibles	Total

2009	406	(474)	2,727	2,659
2010	388	(296)	2,720	2,812
2011	326	(289)	2,706	2,743
2012	263	(283)	2,678	2,658
2013	213	(262)	2,282	2,233
Thereafter	393	(1,189)	2,953	2,157

Total	1,989	(2,793)	16,066	15,262

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses, significant decreases in occupancy and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  During the year ended December 31, 2008, the Company recorded an impairment loss of $666 related to an 86,004 square foot neighborhood retail center located in Madison, Wisconsin.  During the year ended December 31, 2007, the Company recorded an impairment loss of $362 related to a 13,500 square foot single-user retail center located in Decatur, Illinois.  These impairment losses are included in discontinued operations on the accompanying consolidated statements of operations and comprehensive income since the properties have been sold.  No such losses were required or recorded in the accompanying financial statements as of and for the year ended December 31, 2006.

Leasing fees are amortized on a straight-line basis over the life of the related lease.  Loan fees are amortized on a straight-line basis over the life of the related loan.  Leasing fees and loan fees are presented in the accompanying consolidated balance sheets as deferred costs.  Deferred costs are presented net of accumulated amortization of $7,107 and $7,092 for the years ended December 31, 2008 and 2007, respectively.

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

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company's debt is estimated to be $247,219 for debt which bears interest at variable rates and $577,329 for debt which bears interest at fixed rates.  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company's lenders.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

Offering costs are offset against the Stockholders' equity accounts.  Offering costs consist principally of printing, selling and registration costs.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of December 31, 2008 and 2007, the Company held letters of credit for tenant security deposits totaling approximately $639 and $1,120, respectively.

Rental income is recognized on a straight-line basis over the term of each lease.  The difference between rental income earned on a straight-line basis and the cash rent due under provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.

The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and tenants begin paying rent.  U.S. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2008, the Company had no investment properties subject to a master lease agreement.

The Company accrues lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.  Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets.

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

The Company may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Certain of our unconsolidated joint ventures entered into interest rate swap contracts to limit their exposure to variable interest rates.  These derivative instruments were designated as cash flow hedges and therefore qualify for hedge accounting.  The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.

A mortgage receivable is considered impaired in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a mortgage receivable is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter. The Company had no outstanding mortgages receivable at December 31, 2008 and based upon the Company's judgment, no mortgages receivable were impaired as of December 31, 2007.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
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

The FASB has issued FASB Staff Position No. APB-14a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”) that requires separate accounting for the debt and equity components of convertible instruments. The FSP requires that the value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The debt is subsequently accreted to its par value over its expected life with a rate of interest being reflected in earnings that reflects the market rate at issuance. The FSP is effective for fiscal periods beginning on or after December 15, 2008 and would be applied retrospectively to both new and existing convertible instruments, including the convertible notes that the Company issued in November 2006, and would result in the Company recognizing approximately $2,056 of additional interest expense per annum.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R ("SFAS 141R"), Business Combinations, which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value."  Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method.  SFAS 141R is effective for periods beginning on or after December 15, 2008.  The adoption of SFAS 141R is not expected to have a material affect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  In addition, the statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  SFAS 160 is effective for periods beginning on or after December 15, 2008.  The adoption of SFAS 160 is not expected to have a material affect on our consolidated financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 133”).  SFAS 161 will require entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The adoption of SFAS 161 is not expected to have a material affect on our consolidated financial statements.

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

(2)

Investment Securities

Investment in securities at December 31, 2008 and 2007 consist of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value.  The overall stock market and REIT stocks have declined over the last few months and although some of these investments have generated both current income and gain on sale during the year ended December 31, 2008, there is no assurance that existing or future investments will generate any income or gains due to economic uncertainties that may occur in the future.  Declines in the value of our investment securities may also impact our ability to borrow on margin in the future.  The Company acquires stock on margin and the margin loan is subject to separate terms and conditions.  At December 31, 2008 and December 31, 2007 the loan balances were $3,537 and $10,047, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  The Company has recorded a net unrealized loss of $1,957 and $4,253 on the accompanying consolidated balances sheets as of December 31, 2008 and 2007, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the years ended December 31, 2008, 2007 and 2006 resulted in gains on sale of $943, $150 and $479, respectively, which are included in other income in the accompanying consolidated statements of operations and other comprehensive income.  Dividend income is recognized when received.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

During the years ended December 31, 2008 and 2007, the Company recognized an impairment charge of $12,043 and $240, respectively, with respect to our investment in perpetual preferred and common securities.  Due to various factors, including the extent and duration during which the market price had been below cost, the Company concluded the decline in value was other than temporary as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as amended.  On October 14, 2008, the staff in the Office of the Chief Accountant of the Securities and Exchange Commission noted in a letter to the FASB, that after consulting with the FASB, the staff would not object to the application of an impairment model for perpetual preferred securities similar to a debt security since SFAS No. 115 does not specifically address the impact of the debt-like characteristics on the assessment of other-than-temporary impairment.  Such an evaluation should be based on the Company's ability and intent to hold the security to maturity and the underlying credit of the issuers.  The letter noted that the views of the staff were an intermediate step in the process of addressing the impairment of perpetual preferred securities and asked the FASB to expeditiously address the issues.  There is no assurance that the FASB or the staff will formalize the views of the staff noted in the October 14, 2008 letter.

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

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 were as follows:

	Less than 12 months			12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$2,105	(1,203)	109	(20)	2,214	(1,223)

Non REIT Stock	$1,051	(741)	-	-	1,051	(741)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
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

Venture Partner	Company's Profit/Loss Allocation Percentage at December 31, 2008 (a)	Investment in and advances to unconsolidated joint ventures at December 31, 2008	Investment in and advances to unconsolidated joint ventures at December 31, 2007

New York State Teachers' Retirement System	50%	56,646	67,101
North American Real Estate, Inc.	45%	9,343	6,861
Oak Property and Casualty	33%	1,112	700
TMK Development	40%	9,220	5,580
Paradise Development Group, Inc.	15%	6,906	5,560
Pine Tree Institutional Realty, LLC	85%	11,970	9,684
Tucker Development Corporation	48%	7,420	7,028
Inland Real Estate Exchange Corporation	(b)	47,937	1,438

Investment in and advances to joint ventures		$150,554	103,952

(a)

The profit/loss allocation percentage is allocated after the calculation of the Company's preferred return.

(b)

The Company's profit/loss allocation percentage varies based on the amount of interest it holds in the properties that are in the selling process to TIC investors.

The Company's proportionate share of the earnings or losses related to these ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes only its share of these fees in the accompanying consolidated statements of operations and other comprehensive income.  During the year ended December 31, 2008, the Company earned $5,631 in fee income from its unconsolidated joint ventures, as compared to $4,336 and $2,475 for the years ended December 31, 2007 and 2006, respectively.  This fee income increased due in most part to acquisition fees on the properties purchased for the Company's joint venture with IREX as well as increased management fees on an increased number of properties in unconsolidated joint ventures.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  Differences between the Company's investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the years ended December 31, 2008, 2007 and 2006, the Company recorded $1,436, $1,428 and $1,380, respectively, of amortization of this basis difference.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

The Company has guaranteed approximately $42,600 of unconsolidated joint venture debt as of December 31, 2008. These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  The Company would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents.  In accordance with FIN 45, the Company is required to estimate the fair value of these guarantees and record a corresponding liability.  The Company has determined that the fair value of such guarantees are immaterial as of December 31, 2008 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

Approximately $86,512 of total unconsolidated joint venture debt matures during 2009.  The Company is engaged in discussions with the various lenders to extend or restructure this joint venture debt although there is no assurance that the Company, or its joint venture partners, will be able to restructure this debt on terms and conditions it finds acceptable, if at all.

During the year ended December 31, 2008, the Company's development joint ventures sold four land parcels to third parties for approximately $10,500.  The joint ventures recorded gains on sale of approximately $1,629.  The Company's pro rata share of these gains, including its preferred return, was $954, which is reflected in equity in earnings of unconsolidated joint ventures for the year ended December 31, 2008.

During the year ended December 31, 2008, the Company's joint venture with IREX acquired five investment properties using capital contributed by the Company.  Additionally, the Company contributed one investment property to this joint venture.  As of December 31, 2008, the joint venture had sold all of the properties acquired in 2007 to TIC investors.  During the year ended December 31, 2008, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales to the TIC investors, the Company recorded gains of approximately $1,850 and $697, for the years ended December 31, 2008 and 2007, respectively, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

The Company's joint ventures may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument.  The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose it to interest rate risk, and the derivative financial instrument will reduce that exposure.  Certain of the Company's unconsolidated joint ventures entered into interest rate swap contracts to limit their exposure to variable interest rates.  These derivative instruments were designated as cash flow hedges and therefore qualify for hedge accounting.  The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.

The Company recorded its pro rata share of unrealized losses of approximately $197 and $81 for the years ended December 31, 2008 and 2007, respectively, which is included as a component of other comprehensive income (expense) on the accompanying consolidated statements of operations and other comprehensive income and as a component of investments in and advances to joint ventures in the accompanying consolidated balance sheets.  The following table presents pertinent information related to these interest rate swap contracts.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

Notional Amount	Maturity Date	Swap Rate	Company's pro rata share	Total unrealized loss at December 31, 2008	Total unrealized loss at December 31, 2007

$20,329	February 27, 2009	4.92%	45%	$(72)	(46)
10,000	March 10, 2009	4.92%	45%	(27)	(24)
21,000	March 1, 2010	4.92%	48%	(487)	(104)

$51,329				$(586)	(174)

In connection with financing obtained for two of the properties acquired through our IREX joint venture, the joint venture entered into swap contracts.  The joint venture did not designate these derivative financial instruments as hedges and therefore does not qualify for hedge accounting.  Our pro rata share of the incurred losses was $300 from these contracts and are included in equity in earnings of unconsolidated joint ventures.

Notional Amount	Maturity Date	Swap Rate	Company's pro rata share	Total realized loss at December 31, 2008

$13,275	June 1, 2013	5.63%	- (a)	$(1,114)

$13,275				$(1,114)

(a)

The Company's pro rata share varies and will decrease each time a sale is made to a TIC investor.

Summarized financial information for the unconsolidated joint ventures is as follows:

	December 31, 2008	December 31, 2007
Balance Sheet:

Assets:
Investment in real estate, net	$786,979	689,307
Other assets	65,376	52,993

Total assets	$852,355	742,300

Liabilities:
Mortgage payable	$487,221	401,668
Other liabilities	47,861	46,282

Total liabilities	535,082	447,950

Total equity	317,273	294,350

Total liabilities and equity	$852,355	742,300

Investment in and advances to unconsolidated joint ventures	$150,554	103,952

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

	December 31, 2008	December 31, 2007	December 31, 2006
Statement of Operations:

Total revenues	$75,044	69,138	55,790
Total expenses	(69,841)	(60,819)	(52,682)

Income from continuing operations	$5,203	8,319	3,108

Inland's pro rata share of income from continuing operations (a)	$3,633	4,831	2,873

(a)

Included are certain basis differences that are being amortized.

(4)

Fair Value Disclosures

The Company's valuation of marketable securities, which are considered to be available-for-sale, utilize unadjusted quoted prices determined by active markets for the specific securities the Company has invested in, and therefore fall into Level 1 of the fair value hierarchy. The Company's valuation of its derivative instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative and therefore fall into Level 2 of the fair value hierarchy.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward curves.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair value measurements at December 31, 2008 using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Available for sale securities	$8,429
Total assets	$8,429

Derivative interest rate instruments liabilities (a)		$2,290
Total liabilities		$2,290

(a)

The derivative interest rate instruments are held through certain of the Company's unconsolidated joint ventures.  The amount in the above table reflects the entire liability of the instruments.  The Company may be required to make an additional capital contribution of $587, its pro rata share of this amount, to cover the joint venture's liability.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

(5)     Mortgages Receivable

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with a wholly owned subsidiary of Tri-Land Properties, Inc., dated February 1, 2001.  The Company continued to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The Company agreed to lend Tri-Land Properties, Inc. up to $21,500, plus accrued interest.  Draws on the loan bear interest at a rate of 8.5% per annum, with 5.5% to be paid currently and the remaining 3% to be accrued, with no additional interest, and paid upon maturity.  The loan matured on June 30, 2008.  The loan was secured by the investment property and Tri-Land Properties, Inc. had guaranteed $1,000 of this mortgage receivable.  The Company received the entire balance of the mortgage receivable and accrued interest upon maturity.  The Company recorded a gain of $3,193 upon repayment of the outstanding balance.  This gain was the result of the sale of the Company’s equity investment related to the previous joint venture agreement and had been deferred as the Company did not qualify for gain recognition due to the lack of initial investment and continuing involvement.  The gain is included in gain on sale of joint venture interest on the accompanying consolidated statement of operations and other comprehensive income.  Additionally, the Company recorded $887 and $1,597 of interest income for the years ended December 31, 2008 and 2007, respectively.

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

(6)

Transactions with Related Parties

During the years ended December 31, 2008, 2007 and 2006, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing from, or through, affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $70 per hour and $80 per hour for consulting fees.  The Company continues to purchase these services from The Inland Group, Inc. and its affiliates and for the years ended December 31, 2008, 2007 and 2006, these expenses, totaling $1,862, $1,415, and $833, respectively are included in general and administrative expenses and property operating expenses.  The payments to Inland affiliates increased during the year ended December 31, 2007, as compared to the year ended December 31, 2006 due to capital costs paid to Inland Computer Services, Inc. for programming and development in relation to our computer system conversion.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the years ended December 31, 2008, 2007 and 2006 were $410, $340 and $340, respectively, and are also included in general and administrative expenses.  The Inland Group, Inc., through affiliates, beneficially owns approximately 14.6% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc., or its affiliates.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $171, $171 and $166 for these services during the years ended December 31, 2008, 2007 and 2006, respectively.

In May 2005, the Company acquired a 1% interest in The Inland Real Estate Group of Companies, Inc. for a purchase price of $1.  The Inland Real Estate Group of Companies, Inc. provides assistance in the marketing of the Company's investment properties and provides representation at various trade shows and conventions.

On September 5, 2006, IVC, a TRS previously formed by the Company, entered into a limited liability company agreement with IREX, a wholly-owned subsidiary of The Inland Group, Inc.  The resulting joint venture was formed to facilitate IVC's participation in tax-deferred exchange transactions pursuant to Section 1031 of the Internal Revenue Code using properties made available to the joint venture by IVC.  The Company executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  IVC coordinated the joint venture's acquisition, property management and leasing functions, and earned fees for services provided to the joint venture, including management and leasing fees, as well as acquisition fees, which were split equally between IVC and IREX.  This joint venture agreement expired during 2008 and the Company is currently in the process of negotiating a new agreement.

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

(7)

Stock Option Plan

The Company adopted the Independent Director Stock Option Plan ("Plan") with the commencement of our first offering in 1994.  A total of 50 shares were authorized and reserved for issuance under this Plan.  Only independent directors were eligible to participate in the Plan.  The Plan granted each Independent Director an option to acquire 3 shares of common stock as of the date they become a director and an additional 1 share on the date of each annual stockholders' meeting.  The options for the initial 3 shares granted are exercisable as follows: 1 share on the date of grant and 1 share on each of the first and second anniversaries of the date of grant.  The succeeding options are exercisable on the second anniversary of the date of grant.  As of December 31, 2008, options to purchase all 50 authorized shares were issued, of which 29 have been exercised.  The remaining options have exercise prices ranging from $10.45 to $15.62 per share.

In 2005, the Company adopted the 2005 Equity Award Plan ("2005 Plan").  The 2005 Plan governs grants of equity based awards to our officers, employees and directors.  A total of 24 options have been issue to board members as of December 31, 2008, of which none have been exercised.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

(8)

Discontinued Operations

During the years ended December 31, 2008, 2007 and 2006, the Company sold a total of ten investment properties.  For federal and state income tax purposes, certain of our sales operated as tax deferred exchanges and, as a result, the tax gains are deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales were deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions and would be included in other assets on the accompanying consolidated balance sheets.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid at closing	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Crestwood Plaza	February 22, 2006	904	1,341	(195)	No
Sears	April 27, 2006	1,645	2,664	6	No
Baker Shoes	June 14, 2006	-	3,240	2,323	Yes
Regency Point	September 12, 2006	-	8,078	3,883	Yes
Springhill Fashion Center	May 10,2007	7,900	1,060	1,134	Yes
Maple Plaza	December 27, 2007	1,582	2,300	1,283	No
Walgreens – Decatur	February 13, 2008	-	282	(46)	No
Terramere Plaza	February 28, 2008	2,202	2,510	876	No
Wilson Plaza	April 17, 2008	-	1,596	606	No
High Point Center	September 3, 2008	-	6,474	(16)	No

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  For the year ended December 31, 2008, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at December 31, 2008 and December 31, 2007, the Company has recorded $266 and $429, respectively of assets related to discontinued operations and $135 and $304, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the years ended December 31, 2008, 2007 and 2006, the Company has recorded income from discontinued operations of $340, $2,585 and $7,399, respectively, including gains on sale of $1,332, $2,506 and $6,017 respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

(9)

Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2009	$120,639
2010	109,085
2011	96,222
2012	82,778
2013	67,903
Thereafter	277,579

Total	$754,206

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

Certain tenant leases contain provisions providing for "stepped" rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include a decrease of $871 and increases of $681 and $996 for the years ended December 31, 2008, 2007 and 2006, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $17,417 and $18,288 in related accounts and mortgage receivable as of December 31, 2008 and 2007, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

(10)

Income Taxes

The Company is qualified and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("the Code"), for federal income tax purposes commencing with the tax year ending December 31, 1995.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through IVC, a wholly-owned taxable REIT subsidiary.  As such, we are subject to federal and state income and franchise taxes from these activities.

Income taxes have been provided for on the asset and liability method as required by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

IVC's expense (benefit) provision for income taxes for the years ended December 31, 2008 and 2007 is summarized as follows:

	2008	2007
Current:

Federal	$1,100	509
State	182	124

Deferred:

Federal	(887)	-
State	(197)	-

Total income tax expense	$198	633

The actual income tax expense of IVC for the years ended December 31, 2008 and 2007 differs from the "expected" income tax expense (computed by applying the appropriate U.S. Federal income tax rate to earnings before income taxes) as a result of the following:

	2008	2007

Computed "expected" income tax expense (34%)	387	287
State income taxes, net Federal income tax effect	52	37
Prior period deferred adjustment	(241)	-
Other	-	309

	198	633

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

The components of the deferred tax assets and deferred tax liabilities relating to IVC at December 31, 2008 were as follows:

Deferred Tax Assets
Building and improvements, principally due to differences in depreciation	$395
Prepaid income	231
Deferred interest expense	402
Amortization of organization costs	11
Unrealized loss on debt instrument	116

Total deferred tax assets	$1,155

Deferred Tax Liabilities
Straight-line rent	44
Investment in joint ventures	27

Total deferred tax liabilities	$71

Net deferred tax assets	$1,084

The Company estimated its income tax expense relating to IVC using a combined federal and state rate of approximately 38% for the tax years ended December 31, 2008 and 2007.

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary difference, future projected taxable income and tax planning strategies.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment.  No valuation allowances have been recorded against deferred tax assets as the Company believes they are fully realizable, based upon projected taxable income.

The balance of deferred tax assets and deferred tax liabilities are included in other assets and other liabilities, respectively, on the accompanying consolidated balance sheets.

(11)

Distributions

For federal income tax purposes, distributions may consist of ordinary income distributions, non-taxable return of capital, capital gains or a combination thereof.  Distributions to the extent of the Company's current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as ordinary dividend income.  Distributions in excess of these earnings and profits will constitute a non-taxable return of capital rather than a dividend and will reduce the recipient's basis in the shares to the extent thereof, and thereafter as taxable gain. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder's shares.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

In order to maintain the Company's status as a REIT, the Company must distribute at least 90% of its taxable income, subject to certain adjustments, to its stockholders.  For the years ended December 31, 2008 and 2007, the Company's taxable income was $57,613 and $63,034, respectively.  The Company declared distributions to stockholders totaling $64,782 and $63,824 or $0.98 on an annual basis per share for the years ended December 31, 2008 and 2007, respectively.  Future distributions are determined by the Company's board of directors.  The Company expects to continue paying distributions to maintain its status as a REIT.  The Company annually notifies its stockholders of the taxability of distributions paid during the proceeding year.  The following table sets forth the taxability of distributions, on a per share basis, paid in 2008 and 2007:

	2008 (a)	2007 (b)

Ordinary income	$0.852	0.917
Non-taxable return of capital	0.114	0.008
Unrecaptured Section 1250 gains	-	0.019
Long-term capital gains	0.014	0.050
Qualified Dividends	0.039	0.038

(a)

The December distribution declared on December 17, 2008, with a record date of December 31, 2008 and payment date of January 20, 2009, is reportable for tax purposes in 2009 and is not reflected in the 2008 allocation.

(b)

The December distribution declared on December 17, 2007, with a record date of December 31, 2007 and payment date of January 17, 2008, is reportable for tax purposes in 2008 and is not reflected in the 2007 allocation.

(12)

Mortgages Payable

Mortgage loans outstanding as of December 31, 2008 were $479,935 and had a weighted average interest rate of 4.70%.  Of this amount, $422,093 had fixed rates ranging from 3.99% to 9.25% and a weighted average fixed rate of 5.04% as of December 31, 2008.  The remaining $57,842 of mortgage debt represented variable rate loans with a weighted average interest rate of 2.27% as of December 31, 2008.  As of December 31, 2008, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through January 2018.  The majority of the Company's mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2013 and thereafter, based on debt outstanding at December 31, 2008 and weighted average interest rates for the debt maturing in each specified period.

	2009 (a)	2010	2011	2012	2013	Thereafter	Total
Maturing debt:
Fixed rate debt	$25,784	$167,596	$100,676	$67,415	$3,973	$56,649	$422,093
Variable rate debt	23,300	28,342	-	-	-	6,200	57,842

Weighted average interest rate
Fixed rate debt	6.43%	4.77%	4.59%	5.23%	6.04%	5.66%	5.04%
Variable rate debt	1.96%	2.69%	-	-	-	1.48%	2.27%

(a)

Approximately $49,084 of the Company's mortgages payable mature during 2009, including required monthly principal amortization payments.  The Company intends to retire these maturities with operating cash and proceeds drawn on its unsecured line of credit facility.  Subsequent to the end of the year, the Company has retired $41,085 of these maturities, using a $35,000 draw on its line of credit facility and operating cash.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

(13)

Line of Credit Facility

On April 22, 2008, the Company completed a third amendment to its line of credit facility.  The aggregate commitment of the Company's line is $300,000, which includes a $145,000 accordion feature, and matures on April 22, 2011.  The Company pays interest only on draws under the line at the rate equal to 120 – 165 basis points over LIBOR.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In conjunction with this amendment, the Company paid approximately $1,000 in fees and costs.  The outstanding balance on the line of credit facility was $52,000 and $100,000 as of December 31, 2008 and December 31, 2007, respectively.

The line of credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2008, the Company was not in compliance with a debt covenant requiring it to reduce its outstanding secured indebtedness level.  However, a temporary waiver was obtained from the lender for the applicable covenant. Prior to the date of this Annual Report, the Company had cured the non-compliance by retiring certain secured debt obligations.

(14)

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

The term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2008, the Company was not in compliance with a debt covenant requiring it to reduce its outstanding secured indebtedness level.  However, a temporary waiver was obtained from the lender for the applicable covenant. Prior to the date of this Annual Report, the Company had cured the non-compliance by retiring certain secured debt obligations.

(15)

Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026, which included the exercise by the initial purchasers of their option to purchase an additional $10,000 to cover over-allotments.  On December 8, 2008, the Company repurchased, at a discount, $15,500 in principal of its convertible senior notes using available funds on hand.  In conjunction with the repurchase, the Company recorded approximately $4,464 in gains on the extinguishment of debt.  Subsequent to the debt repurchase, approximately $164,500 in principal remains outstanding at December 31, 2008.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

Interest on the notes is payable on May 15 and November 15 of each year beginning May 15, 2007.  The notes mature on November 15, 2026 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The earliest date these notes can be redeemed by holders is November 15, 2011.  Prior to November 21, 2011, the Company may not redeem the notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  However, on or after November 21, 2011, the Company may redeem the notes, in whole or in part, subject to the redemption terms in the note.  Following the occurrence of certain change in control transactions, the Company may be required to repurchase the notes in whole or in part for cash at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest.  At December 31, 2008, the Company has recorded $972 of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company's consolidated balance sheets at December 31, 2008.

Holders may convert their notes into cash or a combination of cash and common stock, at the Company's option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of notes the Company will deliver cash and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of December 31, 2008, for each $1 principal amount of notes was 48.2824 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

(16)

Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.

As of December 31, 2008, 82 shares of common stock issued pursuant to employment agreements were outstanding, of which 47 have vested.  Additionally, the Company issued 46 shares pursuant to employment incentives of which 22 have vested and 4 have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of December 31, 2008 and 2007, options to purchase 45 and 37 shares of common stock, respectively, at exercise prices ranging from $9.05 to $19.96 per share were outstanding.  During the year ended December 31, 2007, options to purchase 6 shares were exercised by certain independent directors.  No options were exercised during the year ended December 31, 2008.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

The basic weighted average number of common shares outstanding were 66,043, 65,281 and 67,154 for the years ended December 31, 2008, 2007 and 2006, respectively.  The diluted weighted average number of common shares outstanding were 66,102, 65,346 and 67,223 for the years ended December 31, 2008, 2007 and 2006, respectively.

(17)

Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers and employment incentives.  As of December 31, 2008, the Company has issued the following shares:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

Fiscal year shares issued	Shares issued pursuant to employment agreements	Shares issued pursuant to employment incentives	Average share price on the date of issuance	Aggregate value of shares issued pursuant to employment agreements	Aggregate value of shares issued pursuant to employment incentives	Deferred stock compensation

Prior to 2004	5	-	$11.00	$60	$-	$-
2004	32	15	12.93	411	193	57
2005	19	11	15.18	290	167	124
2006	8	8	16.01	129	130	118
2007	5	6	17.36	92	95	113
2008	13	6	14.45	186	89	184

	82	46		$1,168	$674	$596

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the share value was determined to be equal to the last price at which the Company sold shares, prior to its listing on the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  The officers may receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $314, $436 and $267 were recorded in connection with the vesting of these shares, for the years ended December 31, 2008, 2007 and 2006, respectively.

(18)

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

(19)

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2008
(In thousands, except per share data and square footage amounts)

(20)

Subsequent Events

On January, 20, 2009, the Company paid a cash distribution of $0.08167 per share on the outstanding shares of its common stock to stockholders of record at the close of business on December 31, 2008.

On January 20, 2009, the Company announced that it had declared a cash distribution of $0.08167 per share on the outstanding shares of its common stock.  This distribution was payable on February 17, 2009 to the stockholders of record at the close of business on February 2, 2009.

On January 21, 2009, the Company announced that Roland W. Burris, Esq., resigned as a member of its board of directors effective January 15, 2009.  As a result of Mr. Burris’ resignation, the size of the Company's board of directors has decreased from eight to seven members.

On January 30, 2009, the Company sold Wisner/Milwaukee Plaza, located in Chicago, Illinois for $3,900.

On February 10, 2009, the Company sold Western and Howard Plaza, located in Chicago, Illinois for $1,845.

On February, 17, 2009, the Company paid a cash distribution of $0.08167 per share on the outstanding shares of its common stock to stockholders of record at the close of business on February 2, 2009.

On February 17, 2009, the Company announced that it had declared a cash distribution of $0.08167 per share on the outstanding shares of its common stock.  This distribution is payable on March 17, 2009 to the stockholders of record at the close of business on March 2, 2009.

(21)

Quarterly Operating Results (unaudited)

The following represents results of operations for the quarters during the years 2008 and 2007:

	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008

Total revenue	$45,059	48,583	47,713	50,137
Income from continuing operations	3,931	9,817	9,672	9,521
Net income	3,225	9,653	9,975	10,428
Income from continuing operations per common share, basic and diluted	0.05	0.15	0.15	0.15
Net income per common share, basic and diluted	0.04	0.15	0.15	0.16

	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007

Total revenue	$46,563	46,871	45,604	47,793
Income from continuing operations	10,304	10,039	9,299	11,589
Net income	11,386	10,032	10,705	11,693
Income from continuing operations per common share, basic and diluted	0.16	0.15	0.14	0.18
Net income per common share, basic and diluted	0.18	0.15	0.16	0.18

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and Improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq
Single-user Retail

Bally's Total Fitness St. Paul, MN	$3,145	1,298	4,612	-	1,298	4,612	5,910	1,699	1988	09/99
Carmax Schaumburg, IL	11,730	7,142	13,460	1	7,142	13,461	20,603	4,524	1998	12/98
Carmax Tinley Park, IL	9,450	6,789	12,112	5	6,789	12,117	18,906	4,073	1998	12/98
Circuit City Traverse City, MI	1,688	1,123	1,779	-	1,123	1,779	2,902	608	1998	01/99
Cub Foods Arden Hills, MN	-	1,754	7,966	(784)	1,754	7,182	8,936	1,216	2003	03/04
Cub Foods Buffalo Grove, IL	-	1,426	5,925	4	1,426	5,929	7,355	2,113	1999	06/99
Cub Foods Hutchinson, MN	-	875	4,589	(68)	875	4,521	5,396	1,000	1999	01/03
Cub Foods Indianapolis, IN	2,255	2,183	3,561	-	2,183	3,561	5,744	1,521	1991	03/99
Cub Foods Plymouth, MN	2,732	1,551	3,916	-	1,551	3,916	5,467	1,420	1991	03/99
Disney Celebration, FL	-	2,175	25,354	(159)	2,175	25,195	27,370	5,370	1995	07/02
Dominick's Countryside, IL	-	1,375	925	-	1,375	925	2,300	403	1975	12/97
Dominick's Glendale Heights, IL	-	1,265	6,943	9	1,265	6,952	8,217	2,791	1997	09/97
Dominick's Hammond, IN	4,100	825	8,026	-	825	8,026	8,851	2,794	1999	05/99
Dominick's Schaumburg, IL	-	2,294	8,393	2	2,294	8,395	10,689	3,242	1996	05/97
Eckerd Drug Store Chattanooga, TN	1,700	1,023	1,365	(19)	1,023	1,346	2,369	339	1999	05/02
Hammond Mills f/k/a Hollywood Video Hammond, IN	882	405	946	3	405	949	1,354	319	1998	12/98
Home Goods Coon Rapids, MN	-	915	3,768	(399)	915	3,369	4,284	369	1998	10/05
Homewood Plaza Homewood, IL	-	535	1,398	208	535	1,606	2,141	643	1993	02/98
Michael's Coon Rapids, MN	-	877	1,967	(33)	877	1,934	2,811	419	2001	07/02

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and Improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq
Single-user Retail

PetsMart Gurnee, IL	$-	915	2,389	-	915	2,389	3,304	610	1997	04/01
Riverdale Commons Outlot Coon Rapids, MN	-	545	603	3	545	606	1,151	247	1999	03/00
Roundy's – Waupaca Waupaca, WI	-	1,196	6,942	(922)	1,196	6,020	7,216	577	2002	03/06
Springbrook Market West Chicago, IL	-	1,980	4,325	294	1,980	4,619	6,599	1,850	1990	01/98
Staples Freeport, IL	1,730	725	1,970	-	725	1,970	2,695	787	1998	04/98
The University of Phoenix Merrillville, IN	3,210	1,575	4,038	(449)	1,575	3,589	5,164	84	2006	05/08
Tweeter Schaumburg, IL	-	1,215	1,273	-	1,215	1,273	2,488	458	1998	09/99
Verizon Wireless Joliet, IL	-	170	883	3	170	886	1,056	345	1995	05/97
Walgreens Jennings, MO	-	666	1,748	298	666	2,046	2,712	420	1996	10/02

Neighborhood Retail Centers

22nd Street Plaza Oak Brook, IL	-	750	1,230	795	750	2,025	2,775	802	1985	11/97
Aurora Commons Aurora, IL	8,000	3,220	8,284	654	3,220	8,938	12,158	3,915	1988	01/97
Berwyn Plaza Berwyn, IL	-	769	1,078	35	769	1,113	1,882	401	1983	05/98
Big Lake Town Square Big Lake, MN	6,250	1,978	8,028	(332)	2,136	7,538	9,674	818	2005	01/06
Brunswick Market Center Brunswick, OH	7,130	1,516	11,193	2,847	1,552	14,004	15,556	2,856	1997/ 1998	12/02
Byerly's Burnsville Burnsville, MN	2,916	1,707	4,145	2,286	1,707	6,431	8,138	2,217	1988	09/99
Caton Crossing Plainfield, IL	7,425	2,412	11,026	(2,172)	2,412	8,854	11,266	1,850	1998	06/03
Cliff Lake Center Eagan, MN	-	2,517	3,057	636	2,517	3,693	6,210	1,516	1988	09/99

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2008

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Downers Grove Market Downers Grove, IL	$12,500	6,224	11,617	431	6,224	12,048	18,272	4,753	1998	03/98
Eagle Crest Naperville, IL	-	1,879	2,938	698	1,879	3,636	5,515	1,533	1991	03/95
Eastgate Shopping Center Lombard, IL	3,610	4,252	2,570	2,309	4,252	4,879	9,131	2,033	1959	07/98
Edinburgh Festival Brooklyn Park, MN	-	2,214	6,366	176	2,225	6,531	8,756	2,370	1997	10/98
Elmhurst City Center Elmhurst, IL	-	2,050	2,739	836	2,050	3,575	5,625	1,598	1994	02/98
Gateway Square Hinsdale, IL	5,265	3,046	3,899	778	3,046	4,677	7,723	1,697	1985	03/99
Grand and Hunt Club Gurnee, IL	2,428	970	2,623	161	970	2,784	3,754	1,091	1996	12/96
Hartford Plaza Naperville, IL	-	990	3,424	237	990	3,661	4,651	1,654	1995	09/95
Hawthorn Village Vernon Hills, IL	6,262	2,619	5,888	1,215	2,635	7,087	9,722	2,735	1979	08/96
Hickory Creek Marketplace Frankfort, IL	5,750	1,797	7,253	103	1,797	7,356	9,153	2,513	1999	08/99
Iroquois Center Naperville, IL	8,750	3,668	8,274	1,443	3,668	9,717	13,385	3,766	1983	12/97
Mallard Crossing Elk Grove Village, IL	-	1,779	6,332	194	1,796	6,509	8,305	2,657	1993	05/97
Maple Grove Retail Maple Grove, MN	4,050	2,173	5,758	1,102	2,085	6,948	9,033	2,468	1998	09/99
Medina Marketplace Medina, OH	5,250	2,769	6,846	633	2,769	7,479	10,248	1,387	56/99	12/02
Montgomery Plaza f/k/a Goodyear Montgomery, IL	-	315	843	29	315	872	1,187	378	1991	09/95
Mundelein Plaza Mundelein, IL	-	596	3,966	(2,533)	596	1,433	2,029	575	1990	03/96
Nantucket Square Schaumburg, IL	3,876	1,908	2,376	409	1,908	2,785	4,693	1,117	1980	09/95

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2008

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Niles Shopping Center Niles, IL	$-	850	2,408	449	850	2,857	3,707	1,024	1982	04/97
Northgate Shopping Sheboygan, WI	6,185	666	9,051	(1,032)	666	8,019	8,685	1,073	2003	04/05
Oak Forest Commons Oak Forest, IL	-	2,796	9,030	693	2,796	9,723	12,519	3,702	1998	03/98
Oak Forest Commons Ph III Oak Forest, IL	-	205	907	(25)	205	882	1,087	324	1999	06/99
Oak Lawn Town Center Oak Lawn, IL	-	1,384	1,034	-	1,384	1,034	2,418	331	1999	06/99
Orland Greens Orland Park, IL	3,550	1,246	3,876	1,113	1,246	4,989	6,235	1,861	1984	09/98
Orland Park Retail Orland Park, IL	-	461	796	(23)	461	773	1,234	318	1997	02/98
Park Square Brooklyn Park, MN	10,000	4,483	5,159	5,805	4,483	10,964	15,447	1,975	1986/ 1988	08/02
Park St. Claire Schaumburg, IL	-	320	987	8	320	995	1,315	398	1994	12/96
Plymouth Collection Plymouth, MN	5,180	1,459	5,175	547	1,459	5,722	7,181	1,953	1999	01/99
Quarry Outlot Hodgkins, IL	-	522	1,278	230	522	1,508	2,030	566	1996	12/96
River Square Shopping Ctr Naperville, IL	6,425	2,853	3,125	623	2,853	3,748	6,601	1,483	1988	06/97
Riverplace Center Noblesville, IN	3,290	1,592	4,487	333	1,592	4,820	6,412	1,616	1992	11/98
Rose Plaza Elmwood Park, IL	2,670	1,530	1,853	813	1,530	2,666	4,196	1,147	1997	11/98
Rose Plaza East Naperville, IL	1,086	825	1,365	55	825	1,420	2,245	522	1999	01/00
Rose Plaza West Naperville, IL	1,382	989	1,790	246	989	2,036	3,025	652	1997	09/99
Schaumburg Plaza Schaumburg, IL	3,785	2,446	4,566	466	2,470	5,008	7,478	1,837	1994	06/98
Shannon Square Shoppes Arden Hills, MN	-	1,253	5,687	(934)	1,253	4,753	6,006	758	2003	06/04

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2008

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Shingle Creek Brooklyn Center, MN	$1,735	1,228	2,262	476	1,228	2,738	3,966	1,061	1986	09/99
Shops at Coopers Grove Country Club Hills, IL	-	1,401	4,418	92	1,398	4,513	5,911	1,742	1991	01/98
Six Corners Chicago, IL	6,389	1,440	4,533	1,753	1,440	6,286	7,726	2,302	1966	10/96
St. James Crossing Westmont, IL	-	2,611	4,887	391	2,611	5,278	7,889	2,013	1990	03/98
Stuart's Crossing St. Charles, IL	7,000	4,234	7,503	1,604	4,234	9,107	13,341	3,415	1999	08/98
Townes Crossing Oswego, IL	6,000	3,059	7,904	1,476	2,872	9,567	12,439	2,237	1988	08/02
V. Richard's Plaza Brookfield, WI	8,000	4,798	8,759	1,305	4,658	10,204	14,862	3,515	1985	02/99
Wauconda Crossing Wauconda, IL	-	3,587	10,364	(1,570)	3,587	8,794	12,381	755	1997	08/06
Wauconda Shopping Center Wauconda, IL	-	455	2,068	1,463	455	3,531	3,986	983	1988	05/98
West River Crossing Joliet, IL	3,500	2,317	3,320	(107)	2,317	3,213	5,530	1,166	1999	08/99
Western & Howard Chicago, IL	-	440	1,523	229	440	1,752	2,192	598	1985	04/98
Winnetka Commons New Hope, MN	-	1,597	2,859	317	1,597	3,176	4,773	1,364	1990	07/98
Wisner/Milwaukee Plaza Chicago, IL	-	529	1,383	433	529	1,816	2,345	586	1994	02/98
Woodland Heights Streamwood, IL	-	2,976	6,652	694	2,976	7,346	10,322	2,759	1956	06/98

Community Centers

Apache Shoppes Rochester, MN	-	1,791	9,518	(16)	1,947	9,346	11,293	649	2005	12/06
Bergen Plaza Oakdale, MN	-	5,347	11,700	1,339	5,347	13,039	18,386	4,761	1978	04/98

INLAND REAL ESTATE CORPORATION

(Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2008

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Community Centers

Bohl Farm Marketplace Crystal Lake, IL	$7,833	5,800	9,889	37	5,800	9,926	15,726	2,832	2000	12/00
Burnsville Crossing Burnsville, MN	2,858	2,061	4,667	2,133	2,061	6,800	8,861	2,107	1989	09/99
Chestnut Court Darien, IL	-	5,720	10,275	1,402	5,720	11,677	17,397	4,504	1987	03/98
Fashion Square Skokie, IL	6,200	2,394	6,822	2,091	2,394	8,913	11,307	2,980	1984	12/97
Fashion Square II Skokie, IL	-	878	2,757	(327)	878	2,430	3,308	336	1984	11/04
Four Flaggs Niles, IL	11,678	5,890	12,515	10,029	8,488	19,946	28,434	3,898	73/98	11/02
Four Flaggs Annex Niles, IL	-	1,122	2,333	(160)	1,122	2,173	3,295	453	1973	11/02
Lake Park Plaza Michigan City, IN	-	3,253	8,878	1,459	3,253	10,337	13,590	3,895	1990	02/98
Park Center Plaza Tinley Park, IL	14,090	5,363	9,610	358	5,514	9,817	15,331	3,650	1988	12/98
Quarry Retail Minneapolis, MN	15,800	7,762	23,603	1,380	7,762	24,983	32,745	8,725	1997	09/99
Springboro Plaza Springboro, OH	5,510	1,079	8,229	581	1,079	8,810	9,889	2,909	1992	11/98
Two Rivers Plaza Bolingbrook, IL	4,620	1,820	4,990	596	1,820	5,586	7,406	2,258	1994	10/98
Village Ten Coon Rapids, MN	8,500	4,490	11,618	(815)	4,490	10,803	15,293	2,041	2002	08/03
Woodland Commons Buffalo Grove, IL	-	5,338	15,410	1,872	5,338	17,282	22,620	6,098	1991	02/99

Power Centers

Baytowne Square/Shoppes Champaign, IL	8,720	3,821	8,853	171	3,821	9,024	12,845	3,399	1993	02/99
Crystal Point Shopping Crystal Lake, IL	20,100	7,290	29,463	(6,356)	7,290	23,107	30,397	3,637	76/98	07/04
Deer Trace Kohler, WI	7,400	1,622	11,921	(178)	1,622	11,743	13,365	2,560	2000	07/02

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2008

        Initial Cost

Gross amount at which carried

          (A)

           at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Power Centers

Deer Trace II Kohler, WI	$-	925	3,683	(366)	925	3,317	4,242	656	03/04	08/04
Joliet Commons Joliet, IL	-	4,089	15,684	728	4,089	16,412	20,501	6,697	1995	10/98
Joliet Commons Ph II Joliet, IL	2,400	811	3,990	319	811	4,309	5,120	1,363	1999	02/00
Lansing Square Lansing, IL	11,125	4,075	12,179	786	4,049	12,991	17,040	5,279	1991	12/96
Mankato Heights Mankato, MN	8,910	2,332	14,082	1,158	2,332	15,240	17,572	3,519	2002	04/03
Maple Park Place Bolingbrook, IL	12,500	3,666	11,669	5,410	3,666	17,079	20,745	7,603	1992	01/97
Naper West (includes Ph II) Naperville, IL	-	6,451	11,584	2,564	6,451	14,148	20,599	5,238	1985	12/97
Park Avenue Center Highland Park, IL	-	3,200	6,607	10,077	3,200	16,684	19,884	2,565	1996	05/06
Park Place Plaza St. Louis Park, MN	6,500	4,256	8,575	59	4,256	8,634	12,890	3,148	1997	09/99
Pine Tree Plaza Janesville, WI	11,000	2,889	15,653	(312)	2,889	15,341	18,230	5,314	1998	10/99
Riverdale Commons Coon Rapids, MN	9,850	4,324	15,132	2,546	4,324	17,678	22,002	5,543	1998	09/99
Rivertree Court Vernon Hills, IL	-	8,652	22,902	2,603	8,652	25,505	34,157	10,270	1988	07/97
Rochester Marketplace Rochester, MN	5,885	2,043	8,859	(240)	2,043	8,619	10,662	1,901	2001 / 2003	09/03
Salem Square Countryside, IL	4,345	1,735	4,449	1,747	1,735	6,196	7,931	2,375	1973	08/96
Schaumburg Promenade Schaumburg, IL	11,640	6,562	12,742	519	6,562	13,261	19,823	4,311	1999	12/99
Shakopee Outlot Shakopee, MN	-	865	1,939	424	865	2,363	3,228	133	2007	03/06
Shakopee Valley Shakopee, MN	7,500	2,964	12,022	(247)	2,964	11,775	14,739	2,391	00/01	12/02
Shoppes at Grayhawk Omaha, NE	17,677	10,581	16,525	(736)	10,754	15,616	26,370	1,701	01/02	02/06

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2008

        Initial Cost

Gross amount at which carried

          (A)

           at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Power Centers

Shops at Orchard Place Skokie, IL	$22,500	16,301	28,626	(1,985)	16,301	26,641	42,942	5,577	2000	12/02
University Crossing Mishawaka, IN	8,800	4,392	11,634	(1,182)	4,392	10,452	14,844	1,837	2003	10/03
Woodfield Plaza Schaumburg, IL	12,050	4,610	15,142	(441)	4,610	14,701	19,311	5,787	1992	01/98

Total	$474,252	324,051	860,667	67,917	326,947	925,688	1,252,635	279,877

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2008, 2007 and 2006

Notes:

(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)

The aggregate cost of real estate owned at December 31, 2008 and 2007 for federal income tax purposes was approximately $1,294,399 and $1,375,219, (unaudited,) respectively.

(C)

Adjustments to basis include additions to investment properties net of payments received under master lease agreements.  The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  U.S. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2008, the Company had no investment properties subject to a master lease agreement.

(D)

Not included in the encumbrance, land and improvements, building and improvements, and accumulated depreciation totals is Orland Park Place Outlots, which consists of ground leases only.  As of December 31, 2008, these amounts are $5,683, $9,970, $767, and $68, respectively.

(E)

Reconciliation of real estate owned:

	2008	2007	2006

Balance at beginning of year	$1,319,608	1,263,646	1,196,827
Butterfield/Kirk	-	(6,073)	-
Purchases of investment properties	5,164	64,052	94,190
Additions to investment properties, including amounts payable	11,049	10,542	28,248
Sale of investment properties	(17,559)	(13,299)	(17,973)
Contribution of investment properties to joint venture	-	-	(37,174)
Deconsolidation of joint venture properties	(53,315)	-	-
Building impairment	-	(362)	-
Construction in progress	224	(401)	(387)
Interest on avoided cost	823	1,540	-
Payments received under master leases	(2)	(37)	(85)
Balance at end of year	$1,265,992	1,319,608	1,263,646

(F)

Reconciliation of accumulated depreciation:

	2008	2007	2006

Balance at beginning of year	$250,433	218,808	188,483
Depreciation expense	31,662	36,741	34,374
Accumulated depreciation on sale of investment property	(1,965)	(5,116)	(3,135)
Deconsolidation of joint venture properties	(185)	-	-
Accumulated depreciation associated with contribution of assets to joint venture	-	-	(914)

Balance at end of year	$279,945	250,433	218,808

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting principles or practices, financial statement disclosure or auditing scope of procedure during 2008 or 2007.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management's evaluation as of December 31, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control – Integrated Framework, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2008.

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

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2009.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2009.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2009.

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

(a)(1)

Financial Statements:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Balance Sheets December 31, 2008 and 2007

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS
By: Mark E. Zalatoris
Title: President and Chief Executive Officer
(principal executive officer)
Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ THOMAS D'ARCY	/s/ DANIEL L. GOODWIN
By: Thomas D'Arcy	By: Daniel L. Goodwin
Title: Chairman of the Board	Title: Director
Date: February 26, 2009	Date: February 26, 2009

/s/ JOEL G. HERTER	/s/ HEIDI N. LAWTON
By: Joel G. Herter	By: Heidi N. Lawton
Title: Director	Title: Director
Date: February 26, 2009	Date: February 26, 2009

/s/ THOMAS H. MCAULEY	/s/ THOMAS MCWILLIAMS
By: Thomas H. McAuley	By: Thomas McWilliams
Title: Director	Title: Director
Date: February 26, 2009	Date: February 26, 2009

/s/ JOEL D. SIMMONS	/s/ MARK E. ZALATORIS
By: Joel D. Simmons	By: Mark E. Zalatoris
Title: Director	Title: President and Chief Executive Officer
Date: February 26, 2009	(principal executive officer)
Date: February 26, 2009
/s/ BRETT A. BROWN
By: Brett A. Brown
Title: Chief Financial Officer (principal
financial and accounting officer)
Date: February 26, 2009

INLAND REAL ESTATE CORPORATION

Annual Report on Form 10-K

for the fiscal year ended December 31, 2008

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

Item No.

Description

3.1

Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2

Amended and Restated Bylaws of the Registrant (2)

4.1

Specimen Stock Certificate (3)

4.2

Amended and Restated Dividend Reinvestment Plan of the Registrant (4)

4.3

Inland Real Estate Corporation 4.625% Convertible Senior Notes Due 2026 Indenture dated as of November 13, 2006, LaSalle Bank National Association as Trustee (5)

4.4

Registration Rights Agreement dated as of November 13, 2006 between Inland Real Estate Corporation and several initial purchasers, for whom Wachovia Capital Markets LLC is acting as representative (6)

10.1

Third Amended and Restated Credit Agreement, dated as of April 22, 2008, amount Inland Real Estate Corporation, as borrower and KeyBank National Association as administrative agent, KeyBanc Capital Markets as co-lead arranger, Wachovia Bank National Association as syndication agent, Wachovia Capital Markets LLC as co-lead arranger and the several lenders from time to time parties hereto as lenders (7)

10.2

2005 Equity Award Plan (8)

10.3

Lock-Up Agreement, dated as of August 4, 2004, by and between Inland Real Estate Corporation, The Inland Group, Inc., Inland Mortgage Investment Corporation, Inland Real Estate Investment Corporation, Partnership Ownership Corporation, Daniel L. Goodwin, G. Joseph Cosenza and Robert D. Parks (9)

10.4

Operating Agreement, dated as of October 8, 2004, among Inland Real Estate Corporation, The New York State Teachers' Retirement System, by and through its designated advisor, Morgan Stanley Real Estate Advisor, Inc., and IN Retail Manager, L.L.C. (10)

10.5

Contribution Agreement, dated as of October 8, 2004, by and between IN Retail Fund, L.L.C., Inland Real Estate Corporation and The New York State Teachers' Retirement System (11)

10.6

Property Acquisition Agreement, dated as of November 1, 2004, by and between Inland Real Estate Acquisitions, Inc. and Inland Real Estate Corporation (12)

10.7

Employment Agreement between Inland Real Estate Corporation and Mark Zalatoris, effective as of April 21, 2008 (13)

10.8

Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2008 (14)

10.9

Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2008 (15)

10.10

Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2008 (16)

10.11

Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2008 (17)

10.12

Employment Agreement between Inland Real Estate Corporation and Kristi A. Rankin, effective as of January 1, 2008 (18)

10.13

Software and Consulting Shared Services Agreement, dated February 13, 2006, among Inland Computer Services, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., Inland Holdco Management LLC and Inland American Holdco Management LLC (19)

10.14

Operating Agreement of Oak Property and Casualty LLC, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (20)

10.15

Oak Property and Casualty LLC Membership Participation Agreement, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (21)

10.16

Articles of Association of Oak Real Estate Association, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (22)

10.17

Agreement for the Contribution of Limited Liability Company Interests, dated as of October 10, 2006, among Inland Real Estate Corporation, Inland Venture Corporation and IRC-IREX Venture LLC (23)

10.18

Term Loan Agreement dated September 2, 2008 among Inland Real Estate Corporation as borrower, KeyBank National Association as administrative agent, KeyBanc Capital Markets as co-lead arranger, Banc of America as co-lead arranger, Bank of America National Association as syndication agent and the several lenders from time to time parties hereto as lenders (24)

14.1

Code of Ethics (25)

21.1

Subsidiaries of the Registrant (*)

23.1

Consent of KPMG LLP, dated February 27, 2009 (*)

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

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.1

Lock-Up Agreement between Inland Real Estate Corporation and Daniel L. Goodwin, Inland Real Estate Investment Corporation, The Inland Group, Inc. and Inland Investment Stock Holding Company, dated May 9, 2007 (26)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 000-28382).

(2)

Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated April 25, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

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

(7)

Incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated April 25, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

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

(10)

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

(13)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 25, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(14)

Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated April 25, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(15)

Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated April 25, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(16)

Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated April 25, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(17)

Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated April 25, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(18)

Incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated April 25, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185).

(19)

Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(20)

Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(21)

Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(22)

Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(23)

Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(24)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 2, 2008, as filed by the Registrant with the Securities and Exchange Commission on September 8, 2008 (file number 001-32185)

(25)

Incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2004 (file number 000-28382).

(26)

Incorporated by reference to Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter period ended March 31, 2007, as filed by the Registrant with the Securities and Exchange Commission on May 10, 2007 (file number 001-32185).

(*)

Filed as part of this Annual Report on Form 10-K.