Form 10-K/A
period 2008-12-31
INLAND REAL ESTATE CORP
filed 2009-05-07
CIK 923284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-32185

Inland Real Estate Corporation

 (Exact name of registrant as specified in its charter)

Maryland	36-3953261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

630-218-8000

 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:

None

______________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  X      No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐     No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes X       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer  X        Accelerated filer  ☐          Non-accelerated filer  ☐         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  X

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend Item 15, “Exhibits, Financial Statement Schedules,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 2, 2009 (the “Original Filing”).  The Amendment is being filed solely for the purpose of including an agreement that we had previously filed but that was inadvertently omitted from the Original Filing.  In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this Amendment currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

List of documents filed:

(3)

Exhibits:

The list of exhibits filed as part of this Amendment No. 1 to Form 10-K is set forth in (b) below and on the Exhibit Index attached hereto.

(b)  Exhibits:

10.19

Limited Liability Company Agreement of IRC-IREX Venture, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 5, 2006, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2006 (file number 001-32185))

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS
By:	Mark E. Zalatoris
Title:	President and Chief Executive Officer (principal executive officer)
Date:	May 7, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ THOMAS D’ARCY	Chairman of the Board	May 7, 2009
Thomas D’Arcy

/s/ DANIEL L. GOODWIN	Director	May 7, 2009
Daniel L. Goodwin

/s/ JOEL G. HERTER	Director	May 7, 2009
Joel G. Herter

/s/ HEIDI N. LAWTON	Director	May 7, 2009
Heidi N. Lawton

/s/ THOMAS H. MCAULEY	Director	May 7, 2009
Thomas H. McAuley

/s/ THOMAS MCWILLIAMS	Director	May 7, 2009
Thomas McWilliams

/s/ JOEL D. SIMMONS	Director	May 7, 2009
Joel D. Simmons
/s/ MARK E. ZALATORIS	President and Chief Executive Officer (principal executive officer)	May 7, 2009
Mark E. Zalatoris
/s/ BRETT A. BROWN	Chief Financial Officer (principal financial and accounting officer)	May 7, 2009
Brett A. Brown

Exhibit Index

10.19

Limited Liability Company Agreement of IRC-IREX Venture, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 5, 2006, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2006 (file number 001-32185))

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed as part of this Amendment No. 1 to Form 10-K.

1