Form 10-Q
period 2009-03-31
INLAND REAL ESTATE CORP
filed 2009-05-07
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes  ❑ No  ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check One):  Large accelerated filer ☒ Accelerated filer ❑ Non-accelerated filer (do not check if a smaller reporting company) ❑ Smaller reporting company ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ❑ No ☒

As of May 6, 2009, there were 66,951,411 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(In thousands, except per share data)

	March 31, 2009 (unaudited)	December 31, 2008
Assets:
Investment properties:
Land	$334,373	336,917
Construction in progress	3,004	2,620
Building and improvements	914,389	926,455

	1,251,766	1,265,992
Less accumulated depreciation	284,423	279,945

Net investment properties	967,343	986,047

Cash and cash equivalents	9,628	5,180
Investment in securities	6,222	8,429
Accounts receivable, net	52,415	47,305
Investment in and advances to unconsolidated joint ventures	139,000	150,554
Acquired lease intangibles, net	16,863	18,055
Deferred costs, net	8,679	9,612
Other assets	9,113	11,649

Total assets	$1,209,263	1,236,831

Liabilities:
Accounts payable and accrued expenses	$35,227	30,621
Acquired below market lease intangibles, net	2,667	2,793
Distributions payable	5,458	5,431
Mortgages payable	435,489	479,935
Term loan	140,000	140,000
Line of credit facility	85,000	52,000
Convertible notes	146,444	159,661
Other liabilities	14,010	14,166

Total liabilities	864,295	884,607

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 66,827 and 66,498 Shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	668	665
Additional paid-in capital (net of offering costs of $58,816)	639,103	636,199
Accumulated distributions in excess of net income	(294,221)	(284,551)
Accumulated other comprehensive loss	(2,640)	(2,235)

Total stockholders' equity	342,910	350,078

Noncontrolling interest	2,058	2,146

Total equity	344,968	352,224

Total liabilities and equity	$1,209,263	1,236,831

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Other Comprehensive Income
For the three months ended March 31, 2009 and 2008 (unaudited)
(In thousands except per share data)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Revenues
Rental income	$30,821	32,818
Tenant recoveries	13,766	15,275
Other property income	1,207	484
Fee income from unconsolidated joint ventures	1,150	793
Total revenues	46,944	49,370

Expenses:
Property operating expenses	9,085	8,994
Real estate tax expense	8,128	8,328
Depreciation and amortization	12,533	10,688
Provision for asset impairment	1,824	-
General and administrative expenses	3,279	3,053
Total expenses	34,849	31,063

Operating income	12,095	18,307

Other income	336	1,357
Gain on sale of investment properties	341	-
Gain on sale of joint venture interest	934	654
Gain on extinguishment of debt	3,606	-
Impairment of investment securities	(1,681)	(5)
Interest expense	(9,833)	(12,069)
Income before equity in earnings (loss) on unconsolidated joint ventures, income tax expense of taxable REIT subsidiary and discontinued operations	5,798	8,244

Income tax expense of taxable REIT subsidiary	(458)	(243)
Equity in earnings (loss) on unconsolidated joint ventures	(578)	1,165
Income from continuing operations	4,762	9,166
Income from discontinued operations	2,008	929
Net income	6,770	10,095

Less: Net income attributable to the noncontrolling interest	(97)	(113)

Net income available to common stockholders	6,673	9,982

Other comprehensive income (expense):
Unrealized gain (loss) on investment securities	(2,208)	556
Reversal of unrealized loss to realized loss on investment securities	1,681	5
Unrealized gain (loss) on derivative instruments	122	(388)

Comprehensive income	$6,268	10,155

Basic and diluted earnings available to common shares per weighted average common share:

Income from continuing operations	$0.07	0.14
Discontinued operations	0.03	0.01
Net income available to common stockholders per weighted average common share – basic and diluted	$0.10	0.15

Weighted average number of common shares outstanding – basic	66,644	65,749
Weighted average number of common shares outstanding – diluted	66,699	65,809

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statement of Stockholders' Equity
For the three months ended March 31, 2009 (unaudited)
(Dollars in thousands, except per share data)

Three months ended March 31, 2009
Number of shares
Balance at beginning of period	66,498
Shares issued from DRP	329
Balance at end of period	66,827

Common Stock
Balance at beginning of period	$665
Proceeds from DRP	3
Balance at end of period	668

Additional Paid-in capital
Balance at beginning of period	636,199
Proceeds from DRP	2,803
Amortization of stock compensation	83
Amortization of debt issue costs	18
Balance at end of period	639,103

Accumulated distributions in excess of net income
Balance at beginning of period	(284,551)
Net income available to common stockholders	6,673
Distributions declared	(16,343)
Balance at end of period	(294,221)

Accumulated other comprehensive income (loss)
Balance at beginning of period	(2,235)
Unrealized loss on investment securities	(2,208)
Reversal of unrealized loss to realized loss on investment securities	1,681
Unrealized gain on derivative instruments	122
Balance at end of period	(2,640)

Noncontrolling interest
Balance at beginning of period	2,146
Net income attributable to noncontrolling interest	97
Distributions to noncontrolling interest	(185)
Balance at end of period	2,058

Total equity	$344,968

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2009 and 2008 (unaudited)

(In thousands)

	Three months ended March 31,2009	Three months ended March 31, 2008
Cash flows from operating activities:
Net income	$6,673	9,982
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	1,824	-
Depreciation and amortization	12,550	10,850
Non real estate depreciation and amortization	106	119
Amortization of deferred stock compensation	83	75
Amortization on acquired above market leases	81	170
Amortization on acquired below market leases	(126)	(188)
Gain on sale of investment properties	(2,341)	(830)
Gain on extinguishment of debt	(3,606)	-
Realized gain on investment securities	-	(36)
Realized loss on investment securities	1,681	5
Noncontrolling interest	97	113
Equity in earnings (loss) on unconsolidated ventures	578	(1,165)
Gain on sale of joint venture interest	(934)	(654)
Straight line rental income	167	(16)
Provision for doubtful accounts	37	(109)
Amortization of loan fees	771	514
Amortization of convertible note discount	375	446
Distributions from unconsolidated joint ventures	42	119
Changes in assets and liabilities:
Restricted cash	1,127	10
Mortgage receivable	-	(723)
Accounts receivable	(5,451)	(5,547)
Deposits and other assets	1,654	(1,106)
Accounts payable and accrued expenses	5,381	(1,134)
Accrued interest payable	1,606	2,157
Accrued real estate taxes	(2,002)	1,137
Security and other deposits	(90)	(98)
Prepaid rents and unearned income	(723)	324
Net cash provided by operating activities	19,560	14,415

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2009 and 2008 (unaudited)

(In thousands)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Cash flows from investing activities:
Restricted cash	$68	(350)
Proceeds from sale of interest in joint venture, net	14,142	7,821
Purchase of investment securities	-	(1,178)
Sale of investment securities	-	123
Additions to investment properties, net of accounts payable	(2,973)	(2,906)
Purchase of investment properties	22	(22,482)
Purchase of furniture, fixtures, equipment, and software	(89)	(123)
Proceeds from sale of investment properties, net	5,497	5,120
Distributions from unconsolidated joint ventures	1,738	10,583
Investment in unconsolidated joint ventures	(315)	(1,847)
Leasing fees	(211)	(418)
Net cash provided by (used in) investing activities	17,879	(5,657)

Cash flows from financing activities:
Proceeds from the DRP	2,806	2,805
Loan proceeds	-	23,300
Proceeds from line of credit facility	45,000	20,000
Repayments on line of credit facility	(12,000)	(10,000)
Convertible notes	(10,106)	-
Loan fees	(236)	(111)
Other current liabilities	(718)	(1,411)
Distributions paid	(16,316)	(16,107)
Distributions to noncontrolling interest partners	(185)	(187)
Payoff of debt	(41,079)	(21,692)
Principal payments of debt	(157)	(146)
Net cash used in financing activities	(32,991)	(3,549)

Net increase in cash and cash equivalents	4,448	5,209

Cash and cash equivalents at beginning of period	5,180	18,378

Cash and cash equivalents at end of period	$9,628	23,587

Supplemental disclosure of cash flow information

Cash paid for interest, net of capitalized interest	$8,025	12,143

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the "Company") for the year ended December 31, 2008, which are included in the Company's 2008 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

(1)

Organization and Basis of Accounting

The Company was formed on May 12, 1994.  The Company, collectively with its consolidated entities, is a publicly held real estate investment trust ("REIT") that owns, operates and develops (directly or through its unconsolidated entities) retail shopping centers.

The Company has qualified as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") for federal income tax purposes commencing with the tax year ending December 31, 1995.  So long as the Company qualifies for treatment as a REIT, it generally will not be subject to federal income tax to the extent it meets the requirements of the tests imposed by the Code.  If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

The Company engages in certain activities through Inland Venture Corporation (“IVC”), a wholly-owned taxable REIT subsidiary (“TRS”).  As such, the Company is subject to federal and state income and franchise taxes from these activities.

The Company had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of March 31, 2009. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2009. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three months ended March 31, 2009 and 2008, or in the consolidated balance sheets as of March 31, 2009. As of March 31, 2009, returns for the calendar years 2005 through 2008 remain subject to examination by U.S. and various state and local tax jurisdictions.

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

Certain reclassifications were made to the 2008 financial statements to conform to the 2009 presentation but have not changed the results of prior year, other than as indicated or discussed.  Please refer to footnote 13 for a discussion of the retrospective adoption of FASB Statement of Financial Position No. APB-14a.

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
March 31, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  The Company maintains its cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions could periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, the Company does not believe the risk is significant based on its review of the rating of the institutions where its cash is deposited.  Additionally, FDIC insurance coverage has been increased and in some circumstances, the coverage is unlimited through December 31, 2009.  It is unclear what coverage will be available after that date.

The Company capitalizes interest costs related to construction in progress and considers both interest paid on debt obtained to fund the project and the interest cost incurred during the period that could have been avoided.  The Company has recorded approximately $167 and $372 of capitalized interest related to certain of its development joint ventures for the three months ended March 31, 2009 and 2008, respectively.

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Company reviews impairment indicators and if necessary conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  The Company evaluates its investment properties to assess whether any impairment indicators are present, including recurring operating losses, significant decreases in occupancy and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  During the three months ended March 31, 2009, the Company recorded an impairment loss of $1,695 related to a 229,639 square foot community center located in Michigan City, Indiana, as well as an impairment loss of $129 related to a 12,903 square foot neighborhood retail center located in Montgomery, Illinois.  No such losses were required or recorded in the accompanying consolidated financial statements for the three months ended March 31, 2008.

The Company accounts for its convertible notes in accordance with FASB Staff Position No. APB-14a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”) The FSP requires separate accounting for the debt and equity components of convertible instruments. The FSP requires that the value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The debt is subsequently accreted to its par value over its expected life with a rate of interest being reflected in earnings that reflects the market rate at issuance. We adopted this FSP effective January 1, 2009 and the adoption was required to be applied retrospectively to both new and existing convertible instruments, including the convertible notes that the Company issued in November 2006.  In connection with this adoption, the Company reclassified $9,627 to additional paid in capital on the accompanying consolidated balance sheets, for each period, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The total principal amount outstanding was $150,000 and 164,500 as of March 31, 2009 and December 31, 2008, respectively.

In December 2007, the FASB issued Statement of Financials Accounting Standards No. 141R, “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS 141R on January 1, 2009 and all subsequent real estate acquisitions are accounted for under this standard.  The Company will expense acquisition costs for future investment property acquisitions.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

The Company allocates the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in-place leases) and any financing assumed that is determined to be above or below market terms.  Purchase price allocations are based on the Company's estimates.  The value allocated to land as opposed to building affects the amount of depreciation expense the Company records.  If more value is attributed to land, depreciation expense is lower than if more value is attributed to building and improvements.  In some circumstances the Company engages independent real estate appraisal firms to provide market information and evaluations that are relevant to its purchase price allocations; however, the Company is ultimately responsible for the purchase price allocation.  The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.

The aggregate value of other intangibles is measured based on the difference between the purchase price and the property valued as if vacant.  The Company utilizes information contained in independent appraisals and management's estimates to determine the respective as if vacant property values.  Factors considered by management in its analysis of determining the as if vacant property value include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases and the risk adjusted cost of capital.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, up to 24 months.  Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses.  The Company allocates the difference between the purchase price of the property and the as if vacant value first to acquired above and below market leases.  The Company evaluates each acquired lease based upon current market rates at the acquisition date and considers various factors including geographic location, size and location of leased space within the investment property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market.  After an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to the acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate.  The determination of the discount rate used in the present value calculation is based upon a rate for each individual lease and primarily based upon the credit worthiness of each individual tenant.  The values of the acquired above and below market leases are amortized over the life of each respective lease as an adjustment to rental income.

The Company then allocates the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and its overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as a component of amortization expense.  The Company also considers whether any customer relationship value exists related to the property acquisition.  As of March 31, 2009, the Company had not allocated any amounts to customer relationships.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of March 31, 2009 and December 31, 2008, the Company held letters of credit for tenant security deposits totaling approximately $630 and $639, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Management is adhering to the enhanced disclosure requirements regarding derivative instruments and hedging activities.

Noncontrolling Interests

The Company includes the accounts of all entities in which it holds a controlling financial interest in accordance with FASB Accounting Research Bulletin No. 51 (As Amended), “Consolidated Financial Statements” (“ARB 51”). A controlling financial interest is typically attributable to the entity with a majority voting interest per ARB 51. However, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), clarifies that controlling financial interests may be achieved through arrangements that do not involve voting interests. Under FIN 46, the controlling financial interest is held by the entity that will absorb a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), effective for fiscal years beginning on or after December 15, 2008. The Company has adopted FAS 160 effective January 1, 2009. Per SFAS 160, noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Under SFAS 160, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

The consolidated results of the Company include the accounts of Inland Ryan LLC and Inland Ryan Cliff Lake LLC.  The Company has determined that these interests are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations.

(2)

Investment Securities

Investment in securities at March 31, 2009 and December 31, 2008 consist of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value.  The overall stock market and REIT stocks have declined over the last few months and although some of these investments have generated current income or gains on sale, or both, during the three months ended March 31, 2009 and 2008, there is no assurance that existing or future investments will generate any income or gains due to economic uncertainties that may occur in the future.  Declines in the value of our investment securities may also impact our ability to borrow on margin in the future.  The Company acquires stock on margin and the margin loan is subject to separate terms and conditions.  At March 31, 2009 and December 31, 2008 the loan balances were $2,819 and $3,537, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  The Company has recorded a net unrealized loss of $2,484 and $1,957 on the accompanying consolidated balances sheets as of March 31, 2009 and December 31, 2008, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the three months ended March 31, 2008 resulted in a gain on sale of $36, which is included in other income in the accompanying consolidated statements of operations and other comprehensive income.  No such gains were recorded in the accompanying consolidated statements of operations and other comprehensive income for the three months ended March 31, 2009.  Dividend income is recognized when received.

During the three months ended March 31, 2009 and 2008, the Company recognized an impairment charge of $1,681 and $5, respectively, with respect to our investment in perpetual preferred and common securities.  Due to various factors, including the extent and duration during which the market price had been below cost, the Company concluded the decline in value was other than temporary as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as amended.

The Company evaluates its investments for impairment quarterly.  If the Company concludes that an investment is other than temporarily impaired, it will recognize an impairment charge at that time.  However, without recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit characteristics, additional other than temporary losses may occur in future periods.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009 were as follows:

Less than 12 months	12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$2,910	(1,383)	111	(18)	3,021	(1,401)

Non-REIT Stock	$868	(1,208)	-	-	868	(1,208)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2009 (unaudited)
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

Venture Partner	Company's Profit/Loss Allocation Percentage at March 31, 2009 (a)	Investment in and advances to unconsolidated joint ventures at March 31, 2009	Investment in and advances to unconsolidated joint ventures at December 31, 2008

New York State Teachers' Retirement System	50%	$55,179	56,646
North American Real Estate, Inc.	45%	9,540	9,343
Oak Property and Casualty	33%	1,238	1,112
TMK Development	40%	9,208	9,220
Paradise Development Group, Inc.	15%	7,246	6,906
Pine Tree Institutional Realty, LLC	85%	11,848	11,970
Tucker Development Corporation	48%	7,486	7,420
Inland Real Estate Exchange Corporation ("IREX")	(b)	37,255	47,937

Investment in and advances to joint ventures		$139,000	150,554

(a)

The profit/loss allocation percentage is allocated after the calculation of the Company's preferred return.

(b)

The Company’s profit/loss allocation percentage varies based on the amount of interest it holds in the properties that are in the selling process to tenant in common ("TIC") investors.

The Company's proportionate share of the earnings or losses related to these ventures is reflected as equity in earnings (loss) on unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes only its share of these fees in the accompanying consolidated statements of operations and other comprehensive income.  During the three months ended March 31, 2009 and 2008, the Company earned $1,150 and $793, respectively, in fee income from its unconsolidated joint ventures.  This fee income increased due in most part to acquisition fees on the properties purchased for the Company's joint venture with IREX as well as increased management fees on an increased number of properties in unconsolidated joint ventures.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  Differences between the Company's investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the three months ended March 31, 2009 and 2008, the Company recorded $351 and $370, respectively, of amortization of this basis difference.

The Company has guaranteed approximately $34,800 of unconsolidated joint venture debt as of March 31, 2009. These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  The Company would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents.  In accordance with FIN 45, the Company is required to estimate the fair value of these guarantees and record a corresponding liability.  The Company has determined that the fair value of such guarantees are immaterial as of March 31, 2009 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

Approximately $90,732 of total unconsolidated development joint venture debt matures within one year.  The Company is engaged in discussions with the various lenders to extend or restructure this joint venture debt although there is no assurance that the Company, or its joint venture partners, will be able to restructure this debt on terms and conditions it finds acceptable, if at all.  Additionally, approximately $11,800 of secured mortgages through the Company's NYSTRS joint venture mature within one year.  The joint venture intends to refinance this maturity at market terms available at the time of the maturity.

During the three months ended March 31, 2009, the Company did not acquire any investment properties on behalf of its joint venture with IREX.  The joint venture is in various stages of selling properties acquired in 2008 to TIC investors.  During the three months ended March 31, 2009, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales to the TIC investors, the Company recorded gains of approximately $934 and $654, for the three months ended March 31, 2009 and 2008, respectively, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

Accounting Policy for Derivative Instruments and Hedging Activities Related to Unconsolidated Joint Ventures

Statement of Financial Accounting Standards No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 133")," amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a cash flow hedge.  The Company’s derivatives have been entered into through its unconsolidated joint ventures and therefore the fair value of each is recorded in investments in and advances to unconsolidated joint ventures on the accompanying consolidated balance sheets.

Risk Management Objective of Using Derivatives

The Company's unconsolidated joint ventures are exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s  derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and its known or expected cash payments principally related to the its borrowings.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

Cash Flow Hedges of Interest Rate Risk

The objective of the Company’s joint ventures in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the joint ventures use interest rate swaps as part of their interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the joint ventures making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Ineffectiveness on the joint ventures cash flow hedges is recognized into earnings each period as it occurs. During the three months ended March 31, 2009, the joint ventures interest rate swap agreement was used to hedge the variable cash flows associated with certain construction loans.  edge ineffectiveness in the amount of $86 was recognized on the joint venture's cash flow hedges during the three months ended March 31, 2009.

Amounts reported in other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the year ending March 31, 2010, the Company estimates that an additional $622 will be reclassified from other comprehensive income as an increase to interest expense.  The Company's pro rata share of this reclassification will be approximately $299.

Two of the Company’s pre-existing three cash flow hedges matured during the three months ended March 31, 2009. As of March 31, 2009, the joint ventures had the following remaining outstanding interest rate derivative that is designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional

Interest Rate Swap	$21,000

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of March 31, 2009.

	Asset Derivatives As of March 31, 2009		Liability Derivatives As of March 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	N/A	$-	Investment in and advances to unconsolidated joint ventures	$794
Total derivatives designated as hedging instruments under SFAS 133		$-		$794

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the three months ended March 31, 2009.

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Effective Portion)	Location of Gain or (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)	Amount of Gain Reclassified from Other Comprehensive Income into Income (Effective Portion)	Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$261	Equity in earnings (loss) on unconsolidated joint ventures	$428	Equity in earnings (loss) on unconsolidated joint ventures	$86
Total	$261		$428		$86

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2009, the fair value of derivatives in a liability position related to these agreements was $794. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $889.

In connection with financing obtained for one of the properties acquired through our IREX joint venture, the joint venture entered into a swap contract.  The joint venture did not designate this derivative financial instrument as a hedge and therefore does not qualify for hedge accounting.  The Company recorded its pro rata share of the unrealized gain of $35 for the three months ended March 31, 2009, from this contract which is included in equity in earnings (loss) on unconsolidated joint ventures.

Notional Amount	Maturity Date	Swap Rate	Company's pro rata share	Total realized loss at March 31, 2009

$3,210	April 30, 2013	6.04%	- (a)	$(277)

(a)

The Company's pro rata share varies and will decrease each time a sale is made to a TIC investor.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

Summarized financial information for the unconsolidated joint ventures is as follows:

Balance Sheet:	March 31, 2009	December 31, 2008

Assets:
Investment in real estate, net	$765,431	786,980
Other assets	61,339	65,375

Total assets	$826,770	852,355

Liabilities:
Mortgage payable	$477,005	487,221
Other liabilities	43,816	47,861

Total liabilities	520,821	535,082

Total equity	305,949	317,273

Total liabilities and equity	$826,770	852,355

Investment in and advances to unconsolidated joint ventures	$139,000	150,554

Statement of Operations:	Three months ended March 31, 2009	Three months ended March 31, 2008

Total revenues	$18,678	18,279
Total expenses	(20,487)	(16,863)

Income from continuing operations	$(1,809)	1,416

Inland’s pro rata share of income from continuing operations (a)	$(578)	1,165

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
March 31, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair value measurements at March 31, 2009 using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Available for sale securities	$6,222
Total assets	$6,222

Derivative interest rate instruments liabilities (a)		$1,071
Total liabilities		$1,071

(a)

The derivative interest rate instruments are held through certain of the Company's unconsolidated joint ventures.  The amount in the above table reflects the entire liability of the instruments.  The Company may be required to make an additional capital contribution of $406, its pro rata share of this amount, to cover the joint venture's liability.

(5)

Mortgages Receivable

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with a wholly owned subsidiary of Tri-Land Properties, Inc., dated February 1, 2001.  The Company continued to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The loan matured on June 30, 2008.  The Company received the entire balance of the mortgage receivable and accrued interest upon maturity.  The Company recorded a gain of $3,193 upon repayment of the outstanding balance.  This gain was the result of the sale of the Company’s equity investment related to the previous joint venture agreement and had been deferred as the Company did not qualify for gain recognition due to the lack of initial investment and continuing involvement.  Additionally, the Company recorded $453 of interest income for the three months ended March 31, 2008.  No interest income was recorded for the three months ended March 31, 2009.

(6)

Transactions with Related Parties

During the three months ended March 31, 2009 and 2008, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing from, or through, affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $70 per hour and $80 per hour for consulting fees.  The Company continues to purchase these services from The Inland Group, Inc. and its affiliates and for the three months ended March 31, 2009 and 2008, these expenses, totaling $251 and $538, respectively, are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the three months ended March 31, 2009 and 2008 were $103 and $137, respectively and are also included in general and administrative expenses.  The Inland Group, Inc., through affiliates, beneficially owns approximately 13.5% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc. or its affiliates.

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $18 and $45 for these services during the three months ended March 31, 2009 and 2008, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2009 (unaudited)
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

(7)

Discontinued Operations

During the three months ended March 31, 2009 and the year ended December 31, 2008, the Company sold a total of six investment properties.  For federal and state income tax purposes, sales can be treated as tax deferred exchanges and, as a result, the tax gains would be deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales would be deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions and would be included in other assets on the accompanying consolidated balance sheets.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Walgreens - Decatur	February 13, 2008	-	282	(46)	No
Terramere Plaza	February 28, 2008	2,202	2,510	876	No
Wilson Plaza	April 17, 2008	-	1,596	606	No
High Point Center	September 3, 2008	-	6,474	(16)	No
Wisner-Milwaukee Plaza	January 30, 2009	-	3,679	1,883	No
Western-Howard Plaza	February 10, 2009	-	1,709	117	No

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of March 31, 2009, there were no properties classified as held for sale.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

On the accompanying consolidated balance sheets at March 31, 2009 and December 31, 2008, the Company has recorded $382 and $266, respectively of assets related to discontinued operations and $141 and $135, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three months ended March 31, 2009 and 2008, the Company has recorded income from discontinued operations of $2,008 and $929, respectively, including gains on sale of $2,000 and $830, respectively.

(8)

Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include a decrease of $167 for the three months ended March 31, 2009, and an increase of $16 for the three months ended March 31, 2008, of rental income for the period of occupancy for which stepped rent increases apply and $17,060 and $17,227 in related accounts receivable as of March 31, 2009 and December 31, 2008, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

(9)

Income Taxes

The Company is qualified and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("the Code"), for federal income tax purposes commencing with the tax year ending December 31, 1995.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments.  If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through IVC, a wholly-owned taxable REIT subsidiary.  As such, we are subject to federal and state income and franchise taxes from these activities.

Income taxes have been provided for on the asset and liability method as required by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

(10)

Mortgages Payable

Mortgage loans outstanding as of March 31, 2009 were $435,489 and had a weighted average interest rate of 4.68%.  Of this amount, $400,947 had fixed rates ranging from 3.99% to 7.65% and a weighted average fixed rate of 4.95% as of March 31, 2009.  The remaining $34,542 of mortgage debt represented variable rate loans with a weighted average interest rate of 1.59% as of March 31, 2009.  As of March 31, 2009, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through January 2018.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2013 and thereafter, based on debt outstanding at March 31, 2009 and weighted average interest rates for the debt maturing in each specified period.

	2009 (a)	2010 (a)	2011	2012	2013	Thereafter	Total
Maturing debt:
Fixed rate debt	$7,848	$167,597	$100,676	$67,415	$763	$56,648	400,947
Variable rate debt	-	28,342	-	-	-	6,200	34,542

Weighted average interest rate
Fixed rate debt	5.25%	4.77%	4.61%	5.23%	-	5.66%	4.95%
Variable rate debt	-	2.40%	2.05%	-	-	0.83%	1.59%

(a)

Approximately $29,900 of the Company's mortgages payable mature within one year.  The Company intends to retire the 2009 maturity of $7,400 with proceeds drawn on its unsecured line of credit facility or cash from operations.  The Company intends to refinance the 2010 maturity of $22,500 at market terms available at the time of the maturity.

(11)

Line of Credit Facility

On April 22, 2008, the Company completed a third amendment to its line of credit facility.  The aggregate commitment of the Company's line is $300,000, which includes a $145,000 accordion feature, and matures on April 22, 2011.  The Company pays interest only on draws under the line at the rate equal to 120 – 165 basis points over LIBOR.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In conjunction with this amendment, the Company paid approximately $1,000 in fees and costs.  The outstanding balance on the line of credit facility was $85,000 and $52,000 as of March 31, 2009 and December 31, 2008, respectively.

The line of credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2009, the Company was in compliance with these covenants.

(12)

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

The term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2009, the Company was in compliance with these covenants.

(13)

Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026, which included the exercise by the initial purchasers of their option to purchase an additional $10,000 to cover over-allotments.  As of March 31, 2009, the Company has repurchased, at a discount, a total of $30,000 in principal of its convertible senior notes using available funds.  In conjunction with the repurchases, the Company recorded approximately $3,606 and $3,412 in gains on the extinguishment of debt during the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.  Subsequent to the debt repurchases, approximately $150,000 in principal remains outstanding at March 31, 2009.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

Interest on the notes is payable on May 15 and November 15 of each year beginning May 15, 2007.  The notes mature on November 15, 2026 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The earliest date these notes can be redeemed by holders is November 15, 2011.  Prior to November 21, 2011, the Company may not redeem the notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  However, on or after November 21, 2011, the Company may redeem the notes, in whole or in part, subject to the redemption terms in the note.  Following the occurrence of certain change in control transactions, the Company may be required to repurchase the notes in whole or in part for cash at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest.  At March 31, 2009, the Company has recorded $2,602 of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company's consolidated balance sheets at March 31, 2009.

Holders may convert their notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of March 31, 2009, for each $1 principal amount of notes was 48.2824 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

The Company follows the guidance of FASB Staff Position No. APB-14a "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (the "FSP").  This FSP requires separate accounting for the debt and equity components of convertible instruments.  The FSP requires that the value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance.  The FSP was effective for fiscal periods beginning on or after December 15, 2008.  This FSP required retrospective application to both new and existing convertible instruments and therefore, the consolidated balance sheet at December 31, 2008 and the consolidated statement of operations and other comprehensive income have been restated, reflecting the adoption.  The following table sets forth the debt and equity components included in the consolidated balance sheets at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008

Equity Component (a)	$9,565	9,547

Debt Component	$150,942	165,026
Unamortized Discount (b)	(4,498)	(5,365)

Net Carrying Value	$146,444	159,661

(a)

The equity component is net of equity issuance costs and accumulated amortization of $62 and $80 at March 31, 2009 and December 31, 2008, respectively.

(b)

The unamortized discount will be amortized into interest expense on a monthly basis through November 2011.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

Total interest expense related to the convertible notes for the three months ended March 31, 2009 and 2008 was calculated as follows:

	Three months ended March 31, 2009	Three months ended March 31, 2008

Interest expense at coupon rate	$1,868	2,081
Discount amortization	375	446

Total interest expense (a)	$2,243	2,527

(a)

The effective interest rate of these convertible notes is 5.875%, which is the rate at which a similar instrument without the conversion feature could have been obtained in November 2006.

(14)

Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.

As of March 31, 2009, 82 shares of common stock issued pursuant to employment agreements were outstanding, of which 47 have vested.  Additionally, the Company issued 46 shares pursuant to employment incentives of which 22 have vested and 4 have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of March 31, 2009 and December 31, 2008, options to purchase 51 and 45 shares of common stock, respectively at exercise prices ranging from $9.05 to $19.96 per share were outstanding.  No options were exercised during the three months ended March 31, 2009, and the year ended December 31, 2008.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

The basic weighted average number of common shares outstanding were 66,644 and 65,749 for the three months ended March 31, 2009 and 2008, respectively.  The diluted weighted average number of common shares outstanding were 66,699 and 65,809 for the three months ended March 31, 2009 and 2008, respectively.

(15)

Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers and employment incentives.  As of March 31, 2009, the Company has issued the following shares, net of cancelled shares:

Fiscal year shares issued	Shares issued pursuant to employment agreements	Shares issued pursuant to employment incentives	Average share price on the date of issuance	Aggregate value of shares issued pursuant to employment agreements	Aggregate value of shares issued pursuant to employment incentives	Deferred stock compensation

Prior to 2004	5	-	$11.00	$60	$-	$-
2004	32	14	12.93	411	185	29
2005	19	10	15.18	290	150	103
2006	8	7	16.01	129	113	106
2007	5	5	17.36	92	88	104
2008	13	6	14.45	186	81	171

	82	42		$1,168	$617	$513

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the share value was determined to be equal to the last price at which the Company sold shares, prior to its listing on the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  The officers may receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $95 and $54 were recorded in connection with the vesting of these shares, for the three months ended March 31, 2009 and 2008, respectively.

(16)

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

(17)

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

(18)

Subsequent Events

On April 8, 2009, the Company sold Montgomery Plaza, located in Montgomery, Illinois for $720.

On April 17, 2009, the Company paid a cash distribution of $0.08167 per share on the outstanding shares of its common stock to stockholders of record at the close of business on March 31, 2009.

On April 17, 2009, the Company announced that it had declared a cash distribution of $0.08167 per share on the outstanding shares of its common stock.  This distribution is payable on May 18, 2009 to the stockholders of record at the close of business on April 30, 2009.

On April 30, 2009, the Company sold a vacant building at Lake Park Plaza, located in Michigan City, Indiana for $1,675.

On May 6, 2009, the Company announced that the board of directors has decided to reduce the amount of the annual dividend that the Company will pay for 2009 in order to enhance financial flexibility.  In particular, the board has decided that the Company will pay aggregate annual dividends in an amount equal to its annual taxable income for 2009, all of which would be paid in cash.  The actual amount of each dividend starting with the dividend to be paid in June 2009 will be determined by the board of directors at the time it authorizes the distribution.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

On May 7, 2009, the Company signed another joint venture agreement with IREX (the "May 7 Agreement").  The agreement dated September 5, 2006 (the "September 5 Agreement") continues to govern the properties that have already been acquired for this joint venture, but have not been completely sold.  The May 7 Agreement will govern any properties acquired in the future by this venture.  Under the May 7 Agreement, acquisition fees due to the parties will be paid upon the sale of a TIC or DST interest rather than upon the completion of the final sales, as provided in the September 5 Agreement.  The May 7 Agreement grants additional veto rights to the Company, which were not included in the September 5 Agreement, in connection with capital contributions and changes to the fees and or reserves  and eliminates the additional return of 9% per annum on the Company's outstanding capital contributions.  If new acquisitions are made by the joint venture, a wholly owned taxable REIT subsidiary of the Company will be entitled to earn leasing fees and on-going property management fees under the May 7 Agreement.  The Company does not intend to engage in additional acquisition activity under the May 7 Agreement until substantially all of the capital deployed for the properties under the September 6 Agreement have been returned.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  We intend for these forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  Examples of factors which could affect our performance are set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on February 27, 2009, under the heading "Risk Factors."

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

We have qualified as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") for federal income tax purposes commencing with the tax year ended December 31, 1995.  So long as we qualify for treatment as a REIT, we generally will not be subject to federal income tax to the extent we meet the requirements of the tests imposed by the Code.  If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal and state income taxes on our taxable income at regular corporate income tax rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through Inland Venture Corporation (“IVC”), a wholly-owned taxable REIT subsidiary (“TRS”).  As such, we are subject to federal and state income and franchise taxes from these activities.

We had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of March 31, 2009.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2009. We have no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three months ended March 31, 2009 or in the consolidated balance sheets as of March 31, 2009. As of March 31, 2009, returns for the calendar years 2005 through 2008 remain subject to examination by U.S. and various state and local tax jurisdictions.

Executive Summary

We are an owner/operator of neighborhood, community, power, lifestyle and single tenant retail centers. We are a self-administered REIT incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  Through our TRS, we also manage properties owned by ventures in which we may or may not be a partner.  As of March 31, 2009, we owned interests in 141 investment properties, including those owned through our unconsolidated joint ventures.  Properties under development are not included as investment properties until they reach what we believe is a stabilized occupancy rate.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources include, but are not limited to, amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), draws on our line of credit facility, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  To continue increasing our revenues we will attempt to re-lease those spaces that are vacant, or may become vacant, at existing properties, at more favorable rental rates and generally will acquire additional investment properties, if circumstances allow.  During the three months ended March 31, 2009, we executed 13 new, 44 renewal and one non-comparable leases (new, previously unleased space), aggregating approximately 251,000 square feet on our consolidated portfolio.  The 13 new leases comprise approximately 48,000 square feet with an average rental rate of $11.42 per square foot, a 9.9% increase over the average expiring rate.  The 44 renewal leases comprise approximately 198,000 square feet with an average rental rate of $11.55 per square foot, a 2.1% increase over the average expiring rate.  The one non-comparable lease comprises approximately 5,000 square feet with an average base rent of $9.49.  During the three months ended March 31, 2009, many leases were renewed at higher rates, however were partially offset by certain other leases that renewed with little or no increase in average rental rate.  During the remainder of 2009, 158 leases will be expiring in our consolidated portfolio, which comprise approximately 663,000 square feet and account for approximately 6.4%, of our annualized base rent.  We will attempt to renew or re-lease these spaces at more favorable rental rates to increase revenues and cash flow.  For 2009, we believe we will record positive leasing spreads for both new and renewing leases, however with lower percentage increases than in prior periods as we focus on preserving occupancy in a market with a shrinking pool of replacement tenants.

We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  We focus on acquiring "necessity based" retail centers which we believe will provide us with relatively stable earnings and potential growth opportunities in the future.

Retailers generally have experienced declining sales over the past several months.  According to analysts, the outlook for the coming months is that retail sales will continue to decline.  Those retailers impacted the greatest appear to be those where people would spend discretionary income, such as furniture, electronics and clothing stores.  These declining sales represent a wide range of consumer concerns, even for high income households.  On the other hand, it appears that those retailers focused on necessity based items, such as grocers and discount stores, continue to maintain their sales.

The effect of the current economic downturn is having an impact on many retailers in our portfolio.  Certain national retail chains filed for bankruptcy in 2008, including Wickes Furniture, Linens N Things and Circuit City that have had a negative impact on our portfolio.  Analysts expect that more retailers will file for bankruptcy in 2009.  In addition to those who have filed, or may file, bankruptcy, many retailers have announced store closings and a slow down in their expansion plans.

In 2008, Wickes Furniture, a tenant at five of our investment properties, comprising approximately 204,000 gross leasable square feet, filed for bankruptcy and has since liquidated. Two of these locations are owned through our unconsolidated joint ventures.  All leases were rejected and the stores have closed.  Wickes Furniture represented approximately one percent of our 2008 annual base rent.  We have been able to re-lease four of the five vacated stores within a short period of time.  With the four new leases, we have replaced nearly all of the lost rental income from the store closings at average rates above the rejected leases.

Also in 2008, Linens N Things, a tenant at three of our investment properties, comprising approximately 92,000 gross leasable square feet, filed for bankruptcy.  All three of the leases were rejected and the stores have closed.  Linens N Things represented less than one percent of our 2008 annual base rent.  Leasing efforts are underway to find replacement tenants for these spaces.

Circuit City, a tenant at two of our investment properties, comprising approximately 55,445 gross leasable square feet, also filed for bankruptcy in 2008.  One of these locations is owned through our unconsolidated joint ventures.  Both leases were rejected and the stores have closed.  Circuit City represented less than one percent of our 2008 annual base rent.  Leasing efforts are underway to find replacement tenants for the vacated spaces.

There continues to be concern surrounding the state of the economy.  Not only have we seen an increase in store closings and national tenant bankruptcies, but the local tenants are showing signs of stress as well, at our properties.  We are seeing our outstanding receivables rise, which in some cases requires us to record an allowance based on the collectability of these outstanding amounts.  As of March 31, 2009 and December 31, 2008, we had recorded an allowance in the amount of approximately $2,200 during each period related to these uncollectible amounts which is included in accounts receivable on the accompanying consolidated balance sheets.  During the three months ended March 31, 2009, we did increase the allowance on our accounts receivable however, this was offset by amounts written off that were previously outstanding.  Evictions are becoming more numerous and requests for rent relief, in the form of reductions or deferrals, are becoming more frequent.  However, there are some strong retailers who are seeking to increase their presence.  We believe that our properties are well located and offer prime locations for these expansions.

Investments in real estate are impacted by a wide range of cyclical conditions, such as unemployment rates which have increased dramatically causing many consumers to modify their spending habits.  This has caused retailers to experience decreased sales putting a strain on them financially.  These conditions affect different markets at different times and in different ways.  The current economic state is one that has not been seen recently.  The decline in the debt and credit markets has caused some tenants to be unable to fulfill their lease obligations and could affect our ability to retain them or attract new tenants.

We believe that the quality of our investment properties is strong as shown by our historically high occupancy rates.  During 2008, we experienced an overall increase in cash rental rates on new and renewing leases.  Given the potential of additional store closings in 2009, we are proactive with our leasing strategies.  We monitor retailers' financial condition, and with indications of increased risk, we begin marketing their space in advance of any announced closings or bankruptcies.  When we find replacement tenants, we negotiate early lease terminations with the at risk tenant.  Additionally, we monitor sales performance and occupancy costs of individual locations and with indications of weak sales, we attempt to assist the tenant with marketing strategies to increase their sales, while simultaneously seeking replacement tenants.  Nevertheless, as a result of the current state of the economy, we expect leasing will be challenging in 2009.

Our largest expenses relate to the operation of our properties as well as the interest expense on our mortgages payable and other debt obligations.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.  Pursuant to the lease agreements, most tenants of the property are required to reimburse us for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property.  In light of the current economic conditions, it is possible that we will recover less of our costs as tenants begin to feel more stress from the economy on their businesses and cash flows and begin to default on their lease obligations or seek rent relief or deferrals.  This loss in recovery income can become material to our consolidated financial statements if certain big-box tenants begin closing stores or defaulting on their lease obligations.

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

Based on the above measures, we believe we have historically performed comparably with those in our property sector peer group.

There are costs and issues associated with leasing or re-leasing our properties, including:

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

•

We will, from time to time, acquire properties either without financing contingencies or by assuming existing debt to provide us with a competitive advantage over other potential purchasers requiring financing or financing contingencies.

•

We concentrate our property acquisitions in areas where we have a large market concentration.  In doing this, we believe we are able to attract new retailers to the area and possibly lease several locations to them.  Additionally, we have been successful in getting existing tenants to lease more space at our current investment properties.

Joint Ventures:

•

We have formed joint ventures to acquire stabilized retail properties as well as properties to be redeveloped and vacant land to be developed.  We structure these ventures to earn fees from the joint ventures for providing property management, acquisition and leasing services.  We will continue to receive management and leasing fees for those investment properties under management, however acquisition fees may decrease as we acquire fewer investment properties through these ventures.

•

We have formed a joint venture to acquire properties that are ultimately sold through an offering of tenant-in-common ("TIC") interests or Delaware Statutory Trusts ("DST's") in properties to investors.  We earn fees from the joint venture for providing property management, acquisition and leasing services.  We will continue to receive management and leasing fees for those properties under management, even after all of the TIC or DST interest have been sold.

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

Development Joint Ventures

Our development joint ventures with five independent partners are designed to take advantage of what we believe are the unique strengths of each development team, while potentially diversifying our risk.  Our development partners have historically identified opportunities, assembled and completed the entitlement process for the land, and gauged national "big box" retailer interest in the location before bringing the project to us for right of first refusal.  We typically contribute financing, leasing, and property management expertise to enhance productivity of the new developments and are typically entitled to earn a preferred return on our portion of invested capital.  As noted herein, the retail sector is experiencing significant stress resulting in considerable declines in leasing activity and deferral of retailer expansion plans.

Our existing developments described below were originally scheduled for completion primarily during 2010 and 2011.  Many of these projects have, however, been delayed another year or two beyond our original estimates and will require us to invest additional capital to preserve some or all of our existing investment in these ventures.  We estimate having to invest approximately $5,000 to $15,000 in 2009 for this purpose.  Further, a total of $87,077 in debt incurred by these joint ventures matures in 2009 and $3,655 in 2010.  As of March 31, 2009, we were obligated under guarantees for approximately $34,800 of the debt incurred by these ventures.  We are engaged in discussions with the various lenders to extend or restructure this joint venture debt although there is no assurance that we, or our joint venture partners, will be able to restructure this debt on terms and conditions we find acceptable, if at all.  Thus, we may be required to fund up to approximately $34,800 in guarantee obligations in 2009.  The following table sets forth significant information related to our development joint ventures as of March 31, 2009:

Development Project	Loan Maturity	Mortgage Balance	Company's Guaranty	Investment In and advances to unconsolidated joint ventures at March 31, 2009

Savannah Crossing	-	-	-	9,208
North Aurora Phase I (Outlots) (a)	August 2009	$19,572	6,200	4,053
North Aurora Phase I (Best Buy) (a)	October 2011	4,300	1,151	-
North Aurora Phase II (b)	April 2009	5,763	2,200	2,577
North Aurora Phase III (b)	April 2009	21,979	8,160	2,911
Tuscany Village	September 2009	9,052	-	7,246
Orchard Crossing	June 2009	18,711	7,840	4,040
Southshore Shopping Center	March 2010	3,655	-	1,651
Lantern Commons (b)	March 2009	12,000	5,100	6,156
Shops at Lakemoor	August 2011	22,105	4,118	7,486

		$117,139	34,769	45,328

(a)

The Company's Investment in of $4,053 for North Aurora Phase I is for the outlots and a free standing building, fully leased to Best Buy, combined.

(b)

The Company is engaged in discussions with the various lenders to extend or restructure this joint venture debt although there is no assurance that the Company, or its joint venture partners, will be able to restructure this debt on terms and conditions it finds acceptable, if at all.

Below is a summary of the state of each venture:

•

Savannah Crossing – Land sales, at Savannah Crossing (265,000 square feet of retail space planned), located in Aurora, Illinois, to Wal-Mart and a home developer enabled us to quickly recoup all of our initial investment, leaving the remaining 14 acres of land free and clear for development.  We completed a pad sale to Fifth Third Bank in January 2008.  Wal-Mart, which opened in the first quarter of 2008, and Walgreen's, which opened in the fourth quarter of 2008, anchor the center.  Two multi-tenant buildings have been completed and the current occupancy is approximately 67 percent.

•

North Aurora Phase I, II and III - The North Aurora Towne Centre (805,000 square feet of retail space planned), located in North Aurora, Illinois, surrounds an existing third party owned center shadow anchored by Target and JC Penney's. We have signed leases for approximately 5,600 square feet in the multi-tenant buildings completed in 2007 and a 30,000 square foot Best Buy build-to-suit that opened in October of 2008.  We sold a 20,000 square foot La Z Boy building during the third quarter 2008.   We closed on a five acre land sale to Ashley Furniture on June 18, 2008.

•

Tuscany Village - Tuscany Village (340,000 square feet of retail space planned) is located in the Orlando area.  We currently have executed land sales contracts with a national warehouse discounter, and a national discount grocer.  We are also in discussions with a handful of junior box anchors and restaurant chains.

•

Orchard Crossing - Orchard Crossing (265,000 square feet of retail space planned) is located in Fort Wayne, Indiana. In 2007, we completed a land sale of approximately 11 acres for $4.5 million to Target Corporation.  In addition, we have signed leases with Gordman's for a 50,000 square foot build-to-suit, Famous Footwear, Maurice's, Rue 21, Dress Barn, Qdoba, Aspen Dental, and a specialty Cigar store for a total of 30,500 square feet.  Construction of the Gordman's building and all junior anchors and small shop buildings have been completed.  Target and Gordman’s opened for business in the fourth quarter 2008.

•

Southshore Shopping Center – Southshore Shopping Center (90,000 square feet) is located next to an Albertson's anchored center and is a former K-Mart that is being re-developed into a mix of retail spaces.  Retail activity is focused on the progress of the construction of a bridge near the center which will allow for higher traffic volume.  We have had conversations with a number of potential retailers who have expressed interest in entering this market.

•

Lantern Commons – Lantern Commons (440,000 square feet of retail space planned) is located in Westfield, Indiana, which is a north suburb of Indianapolis.  We expect to develop anchor and junior anchor buildings, multi-tenant retail shop space plus out parcels for sale or ground lease. We are negotiating with three national retailers to anchor the center and have received indications of interest from several junior anchors.

•

Shops at Lakemoor - The Shops at Lakemoor (535,000 square feet of retail space planned), located in Lakemoor, Illinois, is surrounded by well-established communities that we believe are currently "under-retailed."  We are currently in discussions with a number of retailers to anchor this development.  We have also started the process of obtaining village approval for certain improvements and design features.

•

PineTree Institutional Realty - We now have three development projects with this partner; Southshore Shopping Center in Boise, Idaho; Orchard Crossings in Fort Wayne, Indiana; and Lantern Commons in Westfield, Indiana.

•

Acquisitions and Dispositions

During the three months ended March 31, 2009 and the year ended December 31, 2008, we completed the following acquisitions and dispositions:

Investment property acquisitions during the three months ended March 31, 2009 and the year ended December 31, 2008

Date	Property	City	State	GLA Sq.Ft.	Purchase Price	Financial Occupancy at time of Acquisition

07/14/08	Bank of America (a)	Moosic	PA	300,000	$42,608	100%
07/14/08	Bank of America (a)	Las Vegas	NV	85,708	25,022	100%
07/14/08	Bank of America (a)	Hunt Valley	MD	377,332	72,739	100%
07/14/08	Bank of America (a)	Rio Rancho	NM	76,768	12,228	100%
05/01/08	University of Phoenix (a)	Merrillville	IN	18,018	5,613	100%
01/16/08	Fox Run Square (b)	Naperville	IL	143,512	23,150	97%

				1,001,338	$181,360

(a)

These properties were acquired through our joint venture with Inland Real Estate Exchange Corporation ("IREX")

(b)

This property was contributed to our joint venture with IREX on May 15, 2008.

Investment property dispositions during the three months ended March 31, 2009 and the year ended December 31, 2008

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain/Loss on Sale

02/10/09	Western-Howard Plaza	Chicago	IL	11,974	$1,845	$117
01/30/09	Wisner-Milwaukee Plaza	Chicago	IL	14,426	4,000	1,883
01/21/09	Fox Run Square (a)(c)	Naperville	IL	143,512	26,710	341
09/03/08	High Point Center	Madison	WI	86,004	7,400	(16)
07/22/08	Greenfield Commons (a)	Aurora	IL	32,258	7,276	-
07/07/08	AT&T (a)(b)	Davenport	IA	75,000	49,515	-
07/07/08	AT&T (a)(b)	Evansville	IN	102,530	-	-
07/07/08	AT&T (a)(b)	Joplin	MO	75,000	-	-
04/17/08	Wilson Plaza	Batavia	IL	11,160	1,735	606
03/31/08	Rainbow Foods (a)	West St. Paul	MN	61,712	8,075	-
03/27/08	Delavan Crossing (a)	Delavan	WI	60,930	11,070	-
03/21/08	FMC Technologies (a)	Houston	TX	462,717	71,900	-
02/28/08	Terramere Plaza	Arlington Heights	IL	40,965	5,300	876
02/13/08	Walgreens – Decatur	Decatur	IL	13,500	400	(46)
01/23/08	Apria Healthcare (a)	Schaumburg	IL	40,906	9,950	-

				1,232,594	$205,176	$3,761

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

Development property dispositions during the three months ended March 31, 2009 and the year ended December 31, 2008

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Sales Price

08/11/08	North Aurora Outlots Phase I	North American Real Estate	North Aurora	IL	2	$5,300
07/18/08	Orchard Crossing	Pine Tree Institutional Realty, LLC	Ft. Wayne	IN	1	1,200
06/18/08	North Aurora Outlots Phase II	North American Real Estate	North Aurora	IL	5	2,443
01/10/08	Savannah Crossing	TMK Development, Inc	Aurora	IL	1	1,523

					9	$10,466

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

Valuation and Allocation of Investment Properties.  On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we review impairment indicators and, if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  We evaluate our investment properties to assess whether any impairment indicators are present, including recurring operating losses, significant decreases in occupancy and significant adverse changes in legal factors or business climate.  If an investment property is considered impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  During the three months ended March 31, 2009, the Company recorded an impairment loss of $1,695 related to a 229,639 square foot community center located in Michigan City, Indiana, as well as an impairment loss of $129 related to a 12,903 square foot neighborhood retail center located in Montgomery, Illinois.  No such losses were required or recorded in the accompanying consolidated financial statements as of and for the three months ended March 31, 2008.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the average lease term as a component of amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of March 31, 2009, we had not allocated any amounts to customer relationships.  We will expense acquisition costs for future investment property acquisitions.

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

In instances where we are not the primary beneficiary of a variable interest entity or we do not control the joint venture, we use the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations is reflected as equity in earnings (loss) on unconsolidated joint ventures on our consolidated statements of operations and other comprehensive income.  Additionally, our net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

Investment in Securities.  We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at March 31, 2009 and December 31, 2008 consist of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at March 31, 2009 and December 31, 2008 were $9,628 and $5,180, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during the three months ended March 31, 2009 and 2008.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions could periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, we do not believe the risk is significant based on our review of the rating of the institutions where our cash is deposited.  Additionally, FDIC insurance coverage has been increased and in some circumstances, the coverage is unlimited through December 31, 2009.  It is unclear what coverage will be available after that date.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities under our DRP, our draws on our line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  As of March 31, 2009, we were in compliance with the covenants on our line.  We had up to $70,000 available under our $155,000 line of credit facility and an additional $145,000 available under an accordion feature.  If necessary, such as for new acquisitions, we believe we can generate capital by entering into financing arrangements or joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties, joint venture commitments and to repay draws on the line of credit facility.

Certain joint venture commitments require us to invest cash in properties under development and in properties that do not necessarily meet our investment criteria but which are offered for syndication through our joint venture with IREX.  Capital has been committed for periods longer than expected since development timelines are longer and syndication velocity is slower than anticipated.  As of March 31, 2009, we had committed an aggregate amount of approximately $82,600 in our development and IREX joint ventures.  We have delayed completion of our development projects from our original 2010 and 2011 completion dates to one to two years beyond that point.  Therefore, our investment of $45,300 in these development projects will be committed longer than originally anticipated.  Additionally, the syndication of the four buildings leased by Bank of America that are being marketed in two separate packages, has taken longer than we anticipated.  We have approximately $37,300 invested in the current IREX joint venture properties available for syndication, which also includes a free standing building fully leased to the University of Phoenix.  As of March 31, 2009, we had received back approximately 91% of our original investment in the building leased by the University of Phoenix and had received approximately 35% of our original investment back in the Bank of America buildings.  The Company does not intend to acquire additional properties until the capital deployed for these properties has been returned.  The Company anticipates that marketing of the Bank of America buildings will continue for the remainder of the year.

We invest in marketable securities of other entities, including REITs.  These investments in securities totaled $6,222 at March 31, 2009, consisting of preferred and common stock investments.  During the three months ended March 31, 2009, we recorded accumulated other comprehensive loss of $2,484 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the three months ended March 31, 2008, we realized gains on sale of $36.  No such gains were recorded during the three months ended March 31, 2009.  Additionally, during the three months ended March 31, 2009 and 2008, we realized losses of $1,681 and $5, respectively, related to a decline in value of certain investment securities which were determined to be other than temporary.  The overall stock market and REIT stocks have declined over the last few months and although these investments have generated current income or gains on sale, or both during the three months ended March 31, 2009 and 2008, there is no assurance that existing or future investments will generate any income or gains due to economic uncertainties that may occur in the future and they may generate a loss.  Declines in the value of our investment securities may also impact our ability to borrow on margin in the future.  As of March 31, 2009, our margin loan balance was $2,819.

As of March 31, 2009, we owned interests in 141 investment properties, including those owned through our unconsolidated joint ventures.  In the aggregate, all of our 141 investment properties are currently generating sufficient cash flow to pay our operating expenses, debt service requirements and current distributions.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2013 and thereafter based on debt outstanding at March 31, 2009:

2009 (a)	$7,848
2010 (a) (b)	335,939
2011 (c)	335,676
2012	67,415
2013	763
Thereafter	62,848

Total	$810,489

Approximately $29,900 of the Company's mortgages payable mature within one year.  The Company intends to retire the 2009 maturity of $7,400 with proceeds drawn on its unsecured line of credit facility or cash from operations.  The Company intends to refinance the 2010 maturity of $22,500 at market terms available at the time of the maturity.

Included in the debt maturing during 2010 is our term loan.  The term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2009, we were in compliance with these covenants.

Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $150,000.  The consolidated balance sheets are presented net of a fair value adjustment of $3,556.  Additionally, included in the debt maturing during 2011 is our line of credit facility.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2009, we were in compliance with these covenants.

The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2009 and 2008:

	2009	2008

Net cash provided by operating activities	$19,560	14,415

Net cash provided by (used in) investing activities	$17,879	(5,657)

Net cash used in financing activities	$(32,991)	(3,549)

Statements of Cash Flows

2009 Compared to 2008

Net cash provided by operating activities was $19,560 for the three months ended March 31, 2009, as compared to $14,415 for the three months ended March 31, 2008.  The increase in cash provided by operating activities is due primarily to an increase in accounts payable and accrued expenses, partially offset by the payment of certain real estate tax bills during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.  Additionally, cash increased due to a decrease in deposits and other assets.

Net cash provided by investing activities was $17,879 for the three months ended March 31, 2009, as compared to net cash used in investing activities of $5,657 during the three months ended March 31, 2008.  The primary reason for the increase in cash provided by investing activities was the receipt of proceeds from the sale of joint venture interest of $14,142 during the three months ended March 31, 2009, as compared to $7,821 during the three months ended March 31, 2008.  Additionally we used less cash to purchase investment properties during the year ended March 31, 2009, as compared to the three months ended March 31, 2008.  Partially offsetting this increase in cash provided by investing activities was a decrease in distributions received from our unconsolidated joint ventures.

Net cash used in financing activities was $32,991 for the three months ended March 31, 2009, as compared to $3,549 for the three months ended March 31, 2008.  The primary reason for the increase in cash used was to payoff certain mortgages secured by our investment properties in the amount of $41,079 during the three months ended March 31, 2009, as compared to receiving loan proceeds, net of loan payoffs of $1,608 during the three months ended March 31, 2008.  Additionally we used $10,106 to repurchase certain of the convertible notes we previously issued.  Partially offsetting this increase in cash used in financing activities was net proceeds received from our line of credit facility of $33,000 during the three months ended March 31, 2009, as compared to net proceeds received of $10,000 during the three months ended March 31, 2008.

Results of Operations

Net income available to common stockholders and net income available to common stockholder per weighted average common share for the three months ended March 31, 2009 and 2008 are summarized below:

	Three months ended March 31, 2009	Three months ended March 31, 2008

Net income available to common stockholders	$6,673	9,982

Net income available to common stockholders per weighted average common share – basic and diluted	$0.10	0.15

Weighted average number of common shares outstanding – basic	66,644	65,749

Weighted average number of common shares outstanding – diluted	66,699	65,809

Net income decreased $3,309 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.  The decrease in net income is primarily the result of a non-cash charge of approximately $1,681 to record the other than temporary decline in value of certain investment securities, the $1,824 impairment recorded to adjust the book value of two consolidated properties, a decrease in interest income from mortgages receivable and a decrease in earnings from our unconsolidated joint ventures.  These decreases were partially offset by increased fee income from our unconsolidated joint ventures, increased gains from the sales of properties through our IREX joint venture, gains on extinguishment of debt resulting from the repurchase of certain of our convertible notes and a decrease in interest expense.

This section describes and compares our results of operations for the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009, we had ownership interests in 32 single-user retail properties, 62 Neighborhood Centers, 19 Community Centers, 27 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the same three month periods during each year.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and we are able to determine the effects of our new acquisitions on net income.  Net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.  A total of 122 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.7 million square feet.  The activity for "other investment properties" is comprised of activity from properties owned through our joint venture with IREX while they were consolidated.  The "same store" investment properties represent 100% of the square footage of our consolidated portfolio at March 31, 2009.

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three months ended March 31, 2009 and 2008 along with reconciliation to income from continuing operations, calculated in accordance with U.S. GAAP.

	Three months ended March 31, 2009	Three months ended March 31, 2008
Rental income and tenant recoveries:
"Same store" investment properties, 122 properties
Rental income	$30,906	31,369
Tenant recovery income	13,691	15,081
Other property income	1,207	481
"Other investment properties”
Rental income	60	1,408
Tenant recovery income	75	194
Other property income	-	3
Total rental and additional rental income	$45,939	48,536

Property operating expenses:
"Same store" investment properties, 122 properties
Property operating expenses	$8,323	8,460
Real estate tax expense	8,128	8,204
"Other investment properties"
Property operating expenses	16	169
Real estate tax expense	-	124
Total property operating expenses	$16,467	16,957

Property net operating income
"Same store" investment properties	$29,353	30,267
"Other investment properties"	119	1,312
Total property net operating income	$29,472	31,579

Other income:
Straight-line income (expense)	(168)	23
Amortization of lease intangibles	23	18
Other income	336	1,357
Fee income from unconsolidated joint ventures	1,150	793
Gain on sale of investment properties	341	-
Gain on sale of joint venture interest	934	654
Gain on extinguishment of debt	3,606	-

Other expenses:
Income tax expense of taxable REIT subsidiary	(458)	(243)
Bad debt expense	(746)	(365)
Depreciation and amortization	(12,533)	(10,688)
General and administrative expenses	(3,279)	(3,053)
Interest expense	(9,833)	(12,069)
Impairment of investment securities	(1,681)	(5)
Provision for asset impairment	(1,824)	-
Equity in earnings (loss) on unconsolidated ventures	(578)	1,165

Income from continuing operations	$4,762	9,166

On a "same store" basis, (comparing the results of operations of the investment properties owned during the three months ended March 31, 2009 with the results of the same investment properties during the three months ended March 31, 2008), property net operating income decreased $914 with total rental and additional rental income decreasing $1,127 and total property operating expenses decreasing $213.

Total rental and additional rental income for the three months ended March 31, 2009 and 2008 were $45,939 and $48,536, respectively.  The primary reason for the decrease in rental and additional rental income for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008 was vacancies from big-box tenants that occurred later in 2008.  Although we have been able to re-lease many of the vacated spaces, certain of these new tenants will not start paying rent or reimbursing operating expenses until the second half of 2009.  Therefore, we will not realize the full benefit of these new leases until the end of the year.

Total property operating expenses for the three months ended March 31, 2009 and 2008 were $16,467 and $16,957, respectively.  The decrease in expenses is due primarily to an decrease in common area maintenance expenses on our "same store" portfolio of properties, due in most part to lower snow removal costs in first quarter 2009, as compared to 2008.

Other income decreased $1,021 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.  This is due to a decrease in dividend income and interest income from mortgages receivable.  During the three months ended March 31, 2008, we recorded interest income from our mortgage receivable with Tri-Land Properties, Inc.  The mortgage receivable was paid in full on June 30, 2008 and therefore, we recorded no such income during the three months ended March 31, 2009.

Fee income from unconsolidated joint ventures increased $357 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.  This increase is due to increased leasing commissions earned on our joint venture with IREX and to property management fees due to an increased number of properties under management through our unconsolidated joint ventures and the properties that have been fully sold through our IREX joint venture.

Gain on extinguishment of debt for the three months ended March 31, 2009 was $3,606.  We did not record any such gain during the three months ended March 31, 2008.  The gain relates to the repurchase of certain of our convertible notes at a discount to the contract amount.

Bad debt expense increased $381 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.  The increase in bad debt expense is due to increased tenant bankruptcies and the current economic challenges facing our tenants.

General and administrative expenses increased $226, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, respectively.  The increase is primarily due to an increase in salaries and other payroll related items.  This increase was offset by a decrease in marketing costs related to our website redesign in 2008.

Interest expense decreased $2,236 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.  This decrease is due to a decrease in interest on our mortgages payable and line of credit facility due to lower outstanding balances maintained during the three months ended March 31, 2009 and a decrease in the rates charged on our variable rate debt.  Additionally, interest expense on our convertible notes decreased due to repurchases of notes during 2008 and the three months ended March 31, 2009.

Impairment of investment securities increased $1,676 due to recording higher non-cash charges related to declines in value of certain investment securities which were determined to be other than temporary.

During the three months ended March 31, 2009, we recorded a provision for asset impairment of $1,824 related to one investment property and a portion of another.  Both properties were under contract for sale during the three months ended March 31, 2009 at prices below our current carrying value and required adjustment.

Equity in earnings (loss) on unconsolidated joint ventures decreased $1,743 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.  This decrease is due in part to a decrease in operations due to losses incurred during the three months ended March 31, 2009 through our joint venture with NYSTRS.  The losses result from increased vacancies, primarily the result of certain tenant bankruptcies.  Additionally, the decrease is due to a decrease in land sale gains through our development joint ventures.  During the three months ended March 31, 2008, we recorded $425 in land sale gains.  No such gains were recorded during the three months ended March 31, 2009.

Captive Insurance

We are a member of a limited liability company formed as an insurance association captive (the "Captive"), which is owned in equal proportions with two other REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc., and us.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  The Captive was formed to initially insure/reimburse the members' deductible obligations for the first $100 of property insurance and $100 of general liability insurance.  We entered into the Captive to stabilize our insurance costs, manage our exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a variable interest entity ("VIE") as defined in FIN 46R and we are not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.  We were not required to make additional capital contributions to this entity during the three months ended March 31, 2009 and the year ended December 31, 2008.

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

Venture Partner	Company's Profit/Loss Allocation Percentage at March 31, 2009 (a)	Investment in and advances to unconsolidated joint ventures at March 31, 2009	Investment in and advances to unconsolidated joint ventures at December 31, 2008

New York State Teachers' Retirement System	50%	$55,179	56,646
North American Real Estate, Inc.	45%	9,540	9,343
Oak Property and Casualty	33%	1,238	1,112
TMK Development	40%	9,208	9,220
Paradise Development Group, Inc.	15%	7,246	6,906
Pine Tree Institutional Realty, LLC	85%	11,848	11,970
Tucker Development Corporation	48%	7,486	7,420
Inland Real Estate Exchange Corporation	(b)	37,255	47,937

Investment in and advances to joint ventures		$139,000	150,554

(a)

The profit/loss allocation percentage is allocated after the calculation of our preferred return.

(b)

Our profit/loss allocation percentage varies based on the amount of interest we hold in the properties that are in the selling process to TIC investors.

Our proportionate share of the earnings or losses from these ventures is reflected as equity in earnings (loss) on unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, we earn fees for providing property management, leasing and acquisition activities to these ventures.  We recognize only our share of these fees in the accompanying consolidated statements of operations and other comprehensive income.  During the three months ended March 31, 2009 and 2008, we earned $1150 and $793, respectively, in fee income from our unconsolidated joint ventures.  This fee income increased due in most part to acquisition fees on the properties purchased for our joint venture with IREX as well as increased management fees on an increased number of properties in our unconsolidated joint ventures.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by us are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  Differences between our investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the three months ended March 31, 2009 and 2008, we recorded $351 and $370, respectively, of amortization of this basis difference.

We have guaranteed approximately $34,800 of unconsolidated joint venture debt as of March 31, 2009.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  We would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents.  In accordance with FIN 45, we are required to estimate the fair value of these guarantees and record a corresponding liability.  We have determined that the fair value of such guarantees are immaterial as of March 31, 2009 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

Approximately $90,732 of total unconsolidated development joint venture debt matures within one year.  We are engaged in discussions with the various lenders to extend or restructure this joint venture debt although there is no assurance that we will be able to restructure this debt on terms and conditions we find acceptable, if at all.  Additionally, approximately $11,800 of secured mortgages through our joint venture with NYSTRS matures within one year.  The joint venture intends to refinance this maturity at market terms available at the time of the maturity.

During the three months ended March 31, 2009, we did not acquire any investment properties on behalf of our joint venture with IREX.  The joint venture is in various stages of selling properties acquired in 2008 to TIC investors.  During the three months ended March 31, 2009, we earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales to the TIC investors, we recorded gains of approximately $934 and $654, for the three months ended March 31, 2009 and 2008, respectively, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

Accounting Policy for Derivative Instruments and Hedging Activities related to Unconsolidated Joint Ventures

Statement of Financial Accounting Standards No. 161 ("SFAS 161")," Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 133")," amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS 133, we record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a cash flow hedge.  Our derivatives have been entered into through our unconsolidated joint ventures and therefore the fair value of each is recorded in investments in and advances to unconsolidated joint ventures on the accompanying consolidated balance sheets.

Risk Management Objective of Using Derivatives

We and our unconsolidated joint ventures are exposed to certain risk arising from both its business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments.  Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and its known or expected cash payments principally related to the its borrowings.

Cash Flow Hedges of Interest Rate Risk

The objective of the joint ventures in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the joint ventures use interest rate swaps as part of their interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the joint ventures making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Ineffectiveness on the joint ventures cash flow hedges is recognized into earnings each period as it occurs. During the three months ended March 31, 2009, the joint ventures interest rate swap agreement was used to hedge the variable cash flows associated with certain construction loans.  Hdge ineffectiveness in the amount of $86 was recognized on the joint venture's cash flow hedges during the three months ended March 31, 2009.

Amounts reported in other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the year ending March 31, 2010, we estimate that an additional $622 will be reclassified from other comprehensive income as an increase to interest expense.  Our pro rata share of this reclassification will be approximately $299.

Two of our pre-existing three cash flow hedges matured during the three months ended March 31, 2009. As of March 31, 2009, the joint ventures had the following remaining outstanding interest rate derivative that is designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional

Interest Rate Swap	$21,000

The table below presents the fair value of our derivative financial instrument as well as its classification on the consolidated balance sheets as of March 31, 2009.

	Asset Derivatives As of March 31, 2009		Liability Derivatives As of March 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	N/A	$-	Investment in and advances to unconsolidated joint ventures	$794
Total derivatives designated as hedging instruments under SFAS 133		$-		$794

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations and other comprehensive income for the three months ended March 31, 2009.

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Effective Portion)	Location of Gain or (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)	Amount of Gain Reclassified from Other Comprehensive Income into Income (Effective Portion)	Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$261	Equity in earnings (loss) on unconsolidated joint ventures	$428	Equity in earnings (loss) on unconsolidated joint ventures	$86
Total	$261		$428		$86

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on its derivative obligations.

As of March 31, 2009, the fair value of derivatives in a liability position related to these agreements was $794. If we breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $889.

In connection with financing obtained for one of the properties acquired through our IREX joint venture, the joint venture entered into a swap contract.  The joint venture did not designate this derivative financial instrument as a hedge and therefore does not qualify for hedge accounting.  We recorded our pro rata share of the unrealized gain of $35 for the three months ended March 31, 2009, from this contract which is included in equity in earnings (loss) on unconsolidated joint ventures.

Notional Amount	Maturity Date	Swap Rate	Company's pro rata share	Total realized loss

$3,210	April 30, 2013	6.04%	- (a)	(277)

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair value measurements at March 31, 2009 using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Available for sale securities	$6,222
Total assets	$6,222

Derivative interest rate instruments liabilities (a)		$1,071
Total liabilities		$1,071

(a)

The derivative interest rate instruments are held through certain of our unconsolidated joint ventures.  The amount in the above table reflects the entire liability of the instruments.  We may be required to make an additional capital contribution of $406, our pro rata share of this amount, to cover the joint venture's liability

Non-GAAP Financial Measures

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

	Three months ended March 31, 2009	Three months ended March 31, 2008

Net income available to common stockholders	$6,673	9,982
Gain on sale of investment properties	(2,341)	(830)
Equity in depreciation and amortization of unconsolidated joint ventures	3,905	2,542
Amortization on in-place lease intangibles	676	859
Amortization on leasing commissions	529	195
Depreciation, net of minority interest	11,256	9,715

Funds From Operations	$20,698	22,463

Net income available to common stockholders per weighted average common share – basic and diluted	$0.10	0.15

Funds From Operations, per weighted average common share – basic and diluted	$0.31	0.34

Weighted average number of common shares outstanding, basic	66,644	65,749

Weighted average number of common shares outstanding, diluted	66,699	65,809

Distributions declared	$16,343	16,123
Distributions per common share	$0.25	0.24
Distributions / Funds From Operations Payout Ratio	79.0%	71.8%

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

	Three months ended March 31, 2009	Three months ended March 31, 2008

Income from continuing operations	$4,762	9,166
Gain on sale of property	(341)	(425)
Net income attributable to noncontrolling interest	(97)	(113)
Impairment of investment securities	1,681	5
Provision for asset impairment	1,824	-
Income tax expense of taxable REIT subsidiary	458	243
Income from discontinued operations	8	99
Interest expense	9,833	12,069
Interest expense associated with discontinued operations	-	147
Interest expense associated with unconsolidated joint ventures	3,026	1,982
Depreciation and amortization	12,533	10,688
Depreciation and amortization associated with discontinued operations	16	164
Depreciation and amortization associated with unconsolidated joint ventures	3,905	2,542

EBITDA	$37,608	36,567

Total Interest Expense	$12,859	14,198

EBITDA: Interest Expense Coverage Ratio	$2.9 x	2.6 x

The following table lists the gross leasable area and approximate physical occupancy levels for our consolidated investment properties as of the end of each quarter during 2009 and 2008.  N/A indicates we did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/08	06/30/08	09/30/08	12/31/08	03/31/09
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

22nd St. Plaza Outlot, Oakbrook Terrace, IL	9,970	100	100	100	100	100
Apache Shoppes, Rochester, MN	60,780	100	100	56	52	52
Aurora Commons, Aurora, IL	126,908	97	97	97	94	90(a)
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100
Baytowne Shoppes/Square, Champaign, IL	118,542	99	94	94	93	87
Bergen Plaza, Oakdale, MN	262,720	92	89	91	89	89(a)
Berwyn Plaza, Berwyn, IL	18,138	100	100	100	100	100
Big Lake Town Square, Big Lake, MN	67,858	94	94	94	94	94
Bohl Farm Marketplace, Crystal Lake, IL	97,287	99	99	99	65	65
Brunswick Market Center, Brunswick, OH	119,540	98	98	98	98	97
Burnsville Crossing, Burnsville, MN	97,310	89	88	89	85	82(a)
Butera Market, Naperville, IL	67,632	100	100	99	99	93
Byerly's Burnsville, Burnsville, MN	72,339	100	100	100	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	96	96	96	93	93
Chestnut Court, Darien, IL	170,027	86	88	97	67	66(a)
Circuit City, Traverse City, MI	21,337	0	0	0	0	0
Cliff Lake Centre, Eagan, MN	73,582	89	85	89	85	85(a)
Crystal Point, Crystal Lake, IL	339,898	100	99	99	99	99
Cub Foods, Arden Hills, MN	68,442	100	100	100	100	100
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0	0	0	0	0(a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0(a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	98	98	98	96	94(a)
Deer Trace II, Kohler, WI	24,410	100	100	100	100	100
Disney, Celebration, FL	166,131	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100
Dominick's, Glendale Heights, IL	68,879	0	0	0	0	0(a)
Dominick's, Hammond, IN	71,313	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100
Downers Grove Mkt, Downers Grove, IL	104,449	100	97	97	97	95(a)

	Gross
	Leasable
	Area	03/31/08	06/30/08	09/30/08	12/31/08	03/31/09
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Eastgate Shopping Center, Lombard, IL	131,601	81	79	81	79	80
Eckerd Drug, Chattanooga, TN	10,908	100	100	100	100	100
Edinburgh Festival, Brooklyn Park, MN	91,536	92	95	93	93	84(a)
Elmhurst City Center, Elmhurst, IL	39,090	100	100	100	100	100
Fashion Square, Skokie, IL	84,580	80	80	100	80	58(a)
Fashion Square II, Skokie, IL	7,151	100	100	100	100	100
Four Flaggs, Niles, IL	306,661	91	72	75	89	91
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	92	92	89	89	86(a)
Golf Road Plaza, Niles, IL	26,109	86	86	86	86	86
Grand and Hunt Club, Gurnee, IL	21,222	54	54	100	100	100
Hartford Plaza, Naperville, IL	43,762	100	100	100	100	100
Hawthorn Village, Vernon Hills, IL	98,806	97	97	99	99	99
Hickory Creek Market, Frankfort, IL	55,831	97	97	97	97	97
Hollywood Video, Hammond, IN	7,488	100	100	100	100	100
Home Goods Store, Coon Rapids, MN	25,145	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	0(a)
Iroquois Center, Naperville, IL	140,981	95	95	93	93	78(a)
Joliet Commons, Joliet, IL	158,922	92	92	100	100	92
Joliet Commons Phase II, Joliet, IL	40,395	100	100	100	100	100
Lake Park Plaza, Michigan City, IN	229,639	68	68	68	91	93
Lansing Square, Lansing, IL	233,508	76	77	87	87	40(a)
Mallard Crossing, Elk Grove Village, IL	82,929	91	91	97	91	91
Mankato Heights, Mankato, MN	155,173	99	100	99	99	99(a)
Maple Grove Retail, Maple Grove, MN	79,130	91	91	97	97	97
Maple Park Place, Bolingbrook, IL	218,762	100	100	100	99	87(a)
Medina Marketplace, Medina, OH	72,781	98	95	95	95	95(a)
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100
Montgomery Plaza, Montgomery, IL	12,903	51	51	51	51	51
Mundelein Plaza, Mundelein, IL	16,803	79	79	79	90	90
Nantucket Square, Schaumburg, IL	56,981	95	91	84	85	85
Naper West, Naperville, IL	214,812	83	82	78	94	92
Northgate Center, Sheboygan, WI	73,647	95	98	98	98	98
Oak Forest Commons, Oak Forest, IL	108,330	97	96	95	95	95
Oak Forest Commons III, Oak Forest, IL	7,424	38	38	0	0	0
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100
	Gross
	Leasable
	Area	03/31/08	06/30/08	09/30/08	12/31/08	03/31/09
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Orland Greens, Orland Park, IL	45,031	90	90	90	88	54(a)
Orland Park Retail, Orland Park, IL	8,500	80	80	80	80	80
Park Avenue Center, Highland Park, IL	64,943	67	67	85	100	85
Park Center Plaza, Tinley Park, IL	194,599	89	90	95	90	88(a)
Park Place Plaza, St. Louis Park, MN	84,999	100	99	99	100	100
Park Square, Brooklyn Park, MN	137,109	89	89	87	87	87
Park St. Claire, Schaumburg, IL	11,859	35	35	100	35	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	99	99	99	99	99
Plymouth Collection, Plymouth, MN	40,815	89	100	100	100	100
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	99	99	99	99	99
Riverdale Commons, Coon Rapids, MN	175,802	79	79	100	99	98(a)
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	94	96	96	96	94(a)
River Square Center, Naperville, IL	58,260	92	86	86	86	86
Rivertree Court, Vernon Hills, IL	298,862	97	97	97	97	96
Rochester Marketplace, Rochester, MN	70,213	100	100	100	97	97
Rose Naper Plaza East, Naperville, IL	11,658	100	86	86	86	86
Rose Naper Plaza West, Naperville, IL	14,335	41	57	57	71	71
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100
Roundy’s, Waupaca, WI	63,780	100	100	100	100	100
Salem Square, Countryside, IL	112,310	100	100	97	97	97
Schaumburg Plaza, Schaumburg, IL	61,485	92	92	97	94	94
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	92	93	59
Shakopee Outlot, Shakopee, MN	12,285	100	100	100	100	85(a)
Shakopee Valley, Shakopee, MN	146,430	100	100	100	100	100
Shannon Square Shoppes, Arden Hills, MN	29,196	92	100	100	100	100
Shingle Creek, Brooklyn Center, MN	39,456	91	97	89	89	89
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	23	23	23	20	20
Shops at Grayhawk, Omaha, NB	221,000	94	93	92	91	92(a)
Shops at Orchard Place, Skokie, IL	165,141	94	94	97	97	97
Six Corners, Chicago, IL	80,650	95	95	95	95	74(a)
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100
Springbrook Market, West Chicago, IL	78,158	100	100	100	100	0(a)
St. James Crossing, Westmont, IL	49,994	92	94	100	100	100
Staples, Freeport, IL	24,049	100	100	100	100	100

	Gross
	Leasable
	Area	03/31/08	06/30/08	09/30/08	12/31/08	03/31/09
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Stuart's Crossing, St. Charles, IL	85,529	93	93	93	93	93
Townes Crossing, Oswego, IL	105,989	98	97	97	97	90(a)
Tweeter, Schaumburg, IL	9,988	100	100	100	0	0
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100
University Crossing, Mishawaka, IN	111,651	84	84	90	82	91
V. Richard's Plaza, Brookfield, WI	107,952	95	95	96	95	94(a)
Verizon Wireless, Joliet, IL	4,504	100	100	100	100	100
Village Ten Center, Coon Rapids, MN	211,472	98	98	97	97	96(a)
Walgreens, Jennings, MO	15,120	100	100	100	100	100
Wauconda Crossing, Wauconda, IL	90,290	99	18	18	17	15(a)
Wauconda Shopping Ctr, Wauconda, IL	34,137	100	84	84	84	84
West River Crossing, Joliet, IL	32,452	79	79	93	75	52(a)
Winnetka Commons, New Hope, MN	42,415	85	85	89	89	86(a)
Woodfield Plaza, Schaumburg, IL	177,160	100	78	78	78	79
Woodland Commons, Buffalo Grove, IL	170,122	93	95	95	95	92
Woodland Heights, Streamwood, IL	120,436	94	86	92	88	88
	10,653,568

The following table lists the gross leaseable area and approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of the end of each quarter during 2009 and 2008.  N/A indicates the relevant joint venture did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/08	06/30/08	09/30/08	12/31/08	03/31/09
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)

Algonquin Commons, Algonquin, IL	540,140	89	82	83	83	74(a)
Bank of America, Moosic, PA	300,000	N/A	N/A	100	100	100
Bank of America, Las Vegas, NV	85,708	N/A	N/A	100	100	100
Bank of America, Hunt Valley, MD	377,332	N/A	N/A	100	100	100
Bank of America, Rio Rancho, NM	76,768	N/A	N/A	100	100	100
Chatham Ridge, Chicago, IL	175,300	67	64	66	63	99
Cobblers Crossing, Elgin, IL	102,643	97	90	90	89	89
Forest Lake Marketplace, Forest Lake, MN	93,853	100	100	100	98	95(a)
Greentree Center & Outlot, Caledonia, WI	169,268	100	97	97	97	97
Mapleview, Grayslake, IL	114,804	94	96	96	96	100
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	96(a)
Orland Park Place, Orland Park, IL	599,672	97	91	93	98	92(a)
Randall Square, Geneva, IL	216,485	99	99	99	99	89(a)
Ravinia Plaza, Orland Park, IL	101,384	82	98	98	98	98
Regal Showplace, Crystal Lake, IL	97,066	94	96	89	88	88(a)
Shoppes of Mill Creek, Palos Park, IL	102,422	94	95	94	98	98(a)
Thatcher Woods, River Grove, IL	188,213	100	100	100	91	91
The University of Phoenix	18,018	N/A	100	100	100	100
Woodfield Comm E/W, Schaumburg, IL	207,452	96	96	89	71	71

	3,683,528

(a)

We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 63% to 100% at March 31, 2009 for each of these centers.

Subsequent Events

On April 8, 2009, we sold Montgomery Plaza, located in Montgomery, Illinois for $720.

On April, 17, 2009, we paid a cash distribution of $0.08167 per share on the outstanding shares of our common stock to stockholders of record at the close of business on March 31, 2009.

On April 17, 2009, we announced that we had declared a cash distribution of $0.08167 per share on the outstanding shares of our common stock.  This distribution is payable on May 18, 2009 to the stockholders of record at the close of business on April 30, 2009.

On April 30, 2009, the Company sold a vacant building at Lake Park Plaza, located in Michigan City, Indiana for $1,675.

On May 6, 2009, we announced that the board of directors has decided to reduce the amount of the annual dividend that we will pay for 2009 in order to enhance financial flexibility.  In particular, the board has decided that we will pay aggregate annual dividends in an amount equal to our annual taxable income for 2009, all of which would be paid in cash.  The actual amount of each dividend starting with the dividend to be paid in June 2009 will be determined by the board of directors at the time it authorizes the distribution.

On May 7, 2009, the Company signed another joint venture agreement with IREX (the "May 7 Agreement+).  The agreement dated September 5, 2006 (the "September 5 Agreement") continues to govern the properties that have already been acquired for this joint venture, but have not been completely sold.  The May 7 Agreement will govern any properties acquired in the future by this venture.  Under the May 7 Agreement, acquisition fees due to the parties will be paid upon the sale of a TIC or DST interest rather than upon the completion of the final sales, as provided in the September 5 Agreement.  The May 7 Agreement grants additional veto rights to the Company, which were not included in the September 5 Agreement, in connection with capital contributions and changes to the fees and or reserves  and eliminates the additional return of 9% per annum on the Company's outstanding capital contributions.  If new acquisitions are made by the joint venture, a wholly owned taxable REIT subsidiary of the Company will be entitled to earn leasing fees and on-going property management fees under the May 7 Agreement.  The Company does not intend to engage in additional acquisition activity under the May 7 Agreement until substantially all of the capital deployed for the properties under the September 6 Agreement have been returned.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2009 we had no material derivative instruments, on a consolidated basis.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will generally only enter into derivative transactions that satisfy the aforementioned criteria.

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

	2009	2010	2011 (a)	2012	2013	Thereafter	Total

Fixed rate debt	7,848	167,597	250,676	67,415	763	56,648	550,947
Weighted average interest rate	5.25%	4.77%	4.61%	5.23%	-	5.66%	-

Variable rate debt	-	168,342	85,000	-	-	6,200	259,542
Weighted average interest rate	-	2.40%	2.05%	-	-	0.83%	-

(a)

Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $150,000.  The consolidated balance sheets are presented net of a fair value adjustment of $3,556.

The table above does not reflect indebtedness incurred after March 31, 2009.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness, fixed rate debt that matures and needs to be refinanced and hedging strategies used to reduce the impact of any increases in rates.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  At March 31, 2009, the fair value of our debt is estimated to be $253,641 for debt which bears interest at variable rates and $537,074 for debt which bear interest at fixed rates.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At March 31, 2009, approximately $259,542, or 32%, of our debt has variable interest rates averaging 2.27%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $162 for the three months ended March 31, 2009.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of March 31, 2009, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On May 7, 2009, the Company signed another joint venture agreement with IREX (the "May 7 Agreement").  The agreement dated September 5, 2006 (the "September 5 Agreement") continues to govern the properties that have already been acquired for this joint venture, but have not been completely sold.  The May 7 Agreement will govern any properties acquired in the future by this venture.  Under the May 7 Agreement, acquisition fees due to the parties will be paid upon the sale of a TIC or DST interest rather than upon the completion of the final sales, as provided in the September 5 Agreement.  The May 7 Agreement grants additional veto rights to the Company, which were not included in the September 5 Agreement, in connection with capital contributions and changes to the fees and or reserves  and eliminates the additional return of 9% per annum on the Company's outstanding capital contributions.  If new acquisitions are made by the joint venture, a wholly owned taxable REIT subsidiary of the Company will be entitled to earn leasing fees and on-going property management fees under the May 7 Agreement.  The Company does not intend to engage in additional acquisition activity under the May 7 Agreement until substantially all of the capital deployed for the properties under the September 6 Agreement have been returned.

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

4.1

Specimen Stock Certificate (3)

4.2

Amended and Restated Dividend Reinvestment Plan of the Registrant (4)

4.3

Inland Real Estate Corporation 4.625% Convertible Senior Notes Due 2026 Indenture dated as of November 13, 2006, LaSalle Bank National Association as Trustee (5)

4.4

Registration Rights Agreement dated as of November 13, 2006 between Inland Real Estate Corporation and several initial purchasers, for whom Wachovia Capital Markets LLC is acting as representative (6)

10.1

Limited Liability Company Agreement, dated as of April 22, 2009, among Inland Real Estate Corporation and Inland Real Estate Exchange Corporation (*)

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

(2)

Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated April 25, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185)

(3)

Incorporated by reference to Exhibit 4.2 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

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

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris
President and Chief Executive Officer (principal
executive officer)
Date:	May 7, 2009

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	May 7, 2009

Exhibit Index

Item No.

Description

3.1

Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2

Amended and Restated Bylaws of the Registrant effective April 21, 2008 (2)

4.1

Specimen Stock Certificate (3)

4.2

Amended and Restated Dividend Reinvestment Plan of the Registrant (4)

4.3

Inland Real Estate Corporation 4.625% Convertible Senior Notes Due 2026 Indenture dated as of November 13, 2006, LaSalle Bank National Association as Trustee (5)

4.4

Registration Rights Agreement dated as of November 13, 2006 between Inland Real Estate Corporation and several initial purchasers, for whom Wachovia Capital Markets LLC is acting as representative (6)

10.1

Limited Liability Company Agreement, dated as of April 22, 2009, among Inland Real Estate Corporation and Inland Real Estate Exchange Corporation (*)

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

(2)

Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated April 25, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185)

(3)

Incorporated by reference to Exhibit 4.2 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

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

Filed as part of this document.