Form 10-Q
period 2009-06-30
INLAND REAL ESTATE CORP
filed 2009-08-07
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 6, 2009, there were 84,295,635 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
(In thousands, except per share data)

	June 30, 2009 (unaudited)	December 31, 2008
Assets:
Investment properties:
Land	$333,433	336,917
Construction in progress	3,516	2,620
Building and improvements	914,937	926,455

	1,251,886	1,265,992
Less accumulated depreciation	292,852	279,945

Net investment properties	959,034	986,047

Cash and cash equivalents	13,126	5,180
Investment in securities	9,324	8,429
Accounts receivable, net	46,000	47,305
Investment in and advances to unconsolidated joint ventures	133,776	150,554
Acquired lease intangibles, net	15,772	18,055
Deferred costs, net	8,347	9,612
Other assets	8,939	11,649

Total assets	$1,194,318	1,236,831

Liabilities:
Accounts payable and accrued expenses	$31,905	30,621
Acquired below market lease intangibles, net	2,546	2,793
Distributions payable	4,003	5,431
Mortgages payable	412,850	479,935
Term loan	140,000	140,000
Line of credit facility	15,000	52,000
Convertible notes	127,855	159,661
Other liabilities	12,385	14,166

Total liabilities	746,544	884,607

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 84,261 and 66,498 Shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	843	665
Additional paid-in capital (net of offering costs of $64,150 and $58,816 at June 30, 2009 and December 31, 2008, respectively))	747,224	636,199
Accumulated distributions in excess of net income	(303,606)	(284,551)
Accumulated other comprehensive income (loss)	1,364	(2,235)

Total stockholders' equity	445,825	350,078

Noncontrolling interest	1,949	2,146

Total equity	447,774	352,224

Total liabilities and equity	$1,194,318	1,236,831

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Other Comprehensive Income
For the three and six months ended June 30, 2009 and 2008 (unaudited)
(In thousands except per share data)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Revenues
Rental income	$30,040	31,955	60,727	64,626
Tenant recoveries	8,899	12,260	22,588	27,448
Other property income	658	1,487	1,860	1,968
Fee income from unconsolidated joint ventures	694	1,197	1,836	1,989
Total revenues	40,291	46,899	87,011	96,031

Expenses:
Property operating expenses	6,538	5,960	15,568	14,869
Real estate tax expense	7,775	8,157	15,872	16,464
Depreciation and amortization	11,355	11,690	23,836	22,326
Provision for asset impairment	-	666	1,824	666
General and administrative expenses	3,171	3,538	6,449	6,591
Total expenses	28,839	30,011	63,549	60,916

Operating income	11,452	16,888	23,462	35,115

Other income	381	2,235	718	3,592
Gain on sale of investment properties	-	-	341	-
Gain on sale of joint venture interest	433	3,321	1,366	3,975
Gain on extinguishment of debt	2,443	-	6,049	-
Impairment of investment securities	(823)	(2,505)	(2,504)	(2,510)
Interest expense	(8,679)	(11,152)	(18,512)	(23,168)
Income before equity in earnings (loss) of unconsolidated joint ventures, income tax expense of taxable REIT subsidiary and discontinued operations	5,207	8,787	10,920	17,004

Income tax benefit (expense) of taxable REIT subsidiary	55	(164)	(402)	(406)
Equity in earnings (loss) on unconsolidated joint ventures	(1,536)	626	(2,106)	1,791
Income from continuing operations	3,726	9,249	8,412	18,389
Income from discontinued operations	439	376	2,523	1,332
Net income	4,165	9,625	10,935	19,721

Less: Net income attributable to the noncontrolling interest	(78)	(103)	(175)	(216)
Net income available to common stockholders	4,087	9,522	10,760	19,505

Other comprehensive income (expense):
Unrealized gain (loss) on investment securities	3,092	(1,359)	885	(803)
Reversal of unrealized loss to realized loss on investment securities	823	2,505	2,504	2,510
Unrealized gain (loss) on derivative instruments	88	367	210	(21)

Comprehensive income	$8,090	11,035	14,359	21,191

Basic and diluted earnings available to common shares per weighted average common share:

Income from continuing operations	$0.05	0.14	0.12	0.28
Discontinued operations	-	-	0.03	0.02
Net income available to common stockholders per weighted average common share – basic and diluted	$0.05	0.14	0.15	0.30

Weighted average number of common shares outstanding – basic	78,427	65,929	72,536	65,839
Weighted average number of common shares outstanding – diluted	78,481	65,989	72,590	65,899

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statement of Stockholders' Equity
For the six months ended June 30, 2009 (unaudited)
(Dollars in thousands, except per share data)

Six months ended June 30, 2009
Number of shares
Balance at beginning of period	66,498
Shares issued from DRP	630
Cancelled restricted shares	(2)
Issuance of shares	17,135
Balance at end of period	84,261

Common Stock
Balance at beginning of period	$665
Proceeds from DRP	7
Issuance of shares	171
Balance at end of period	843

Additional Paid-in capital
Balance at beginning of period	636,199
Proceeds from DRP	4,959
Amortization of stock compensation	159
Amortization of debt issue costs	37
Issuance of shares	111,204
Offering costs	(5,334)
Balance at end of period	747,224

Accumulated distributions in excess of net income
Balance at beginning of period	(284,551)
Net income available to common stockholders	10,760
Distributions declared	(29,815)
Balance at end of period	(303,606)

Accumulated other comprehensive income (loss)
Balance at beginning of period	(2,235)
Unrealized loss on investment securities	885
Reversal of unrealized loss to realized loss on investment securities	2,504
Unrealized gain on derivative instruments	210
Balance at end of period	1,364

Noncontrolling interest
Balance at beginning of period	2,146
Net income attributable to noncontrolling interest	175
Distributions to noncontrolling interest	(372)
Balance at end of period	1,949

Total equity	$447,774

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2009 and 2008 (unaudited)

(In thousands)

	Six months ended June 30,2009	Six months ended June 30, 2008
Cash flows from operating activities:
Net income	$10,760	19,505
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	1,824	666
Depreciation and amortization	24,136	22,962
Amortization of deferred stock compensation	159	150
Amortization on acquired above/below market leases	(43)	(79)
Gain on sale of investment properties	(2,349)	(1,437)
Gain on extinguishment of debt	(6,049)	-
Realized loss on investment securities, net	2,504	1,565
Noncontrolling interest	175	216
Equity in earnings (loss) on unconsolidated ventures	2,106	(1,791)
Gain on sale of joint venture interest	(1,366)	(3,975)
Straight line rental income	440	142
Amortization of loan fees	1,511	1,086
Amortization of convertible note discount	748	898
Distributions from unconsolidated joint ventures	42	4
Changes in assets and liabilities:
Restricted cash	754	2,345
Accounts receivable and other assets, net	3,642	(8,527)
Accounts payable and accrued expenses	613	(1,328)
Prepaid rents and other liabilities	(2,656)	(2,441)
Net cash provided by operating activities	36,951	29,961

Cash flows from investing activities:
Restricted cash	(109)	58
Proceeds from sale of interest in joint venture, net	19,724	25,304
Purchase of investment securities, net	-	(288)
Purchase of investment properties	-	(27,984)
Additions to investment properties, net of accounts payable	(5,994)	(6,765)
Proceeds from sale of investment properties, net	7,712	6,677
Distributions from unconsolidated joint ventures	3,479	12,246
Investment in unconsolidated joint ventures	(3,086)	(5,523)
Mortgages receivable	(515)	22,872
Leasing fees	(1,011)	(590)
Net cash provided by investing activities	20,200	26,007

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2009 and 2008 (unaudited)

(In thousands)

	Six months ended June 30, 2009	Six months ended June 30, 2008
Cash flows from financing activities:
Proceeds from the DRP	$4,966	5,515
Issuance of shares, net of offering costs	106,041	-
Loan proceeds	-	39,785
Payoff of debt	(63,875)	(51,610)
Net Proceeds (repayments) under line of credit facility	(37,000)	(15,000)
Convertible notes	(26,517)	-
Loan fees	(237)	(1,038)
Other current liabilities	(967)	(2,659)
Distributions paid	(31,244)	(32,260)
Distributions to noncontrolling interest partners	(372)	(373)
Net cash used in financing activities	(49,205)	(57,640)

Net increase (decrease) in cash and cash equivalents	7,946	(1,672)

Cash and cash equivalents at beginning of period	5,180	18,378

Cash and cash equivalents at end of period	$13,126	16,706

Supplemental disclosure of cash flow information

Cash paid for interest, net of capitalized interest	$17,650	24,404

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
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

The Company engages in certain activities through Inland Venture Corporation (“IVC”), a wholly-owned taxable REIT subsidiary (“TRS”).  Additionally, in May 2009, the Company formed another wholly owned TRS, Inland Exchange Venture Corporation ("IEVC"), to be a partner in its new joint venture with Inland Real Estate Exchange Corporation ("IREX").  As such, the TRS entities are subject to federal and state income and franchise taxes from these activities.

The Company had no unrecognized tax benefits as of June 30, 2009. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2009. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three and six months ended June 30, 2009 and 2008, or in the consolidated balance sheets as of June 30, 2009. As of June 30, 2009, returns for the calendar years 2005 through 2008 remain subject to examination by U.S. and various state and local tax jurisdictions.

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

Certain reclassifications were made to the 2008 financial statements to conform to the 2009 presentation but have not changed the results of prior year, other than as indicated or discussed.  Please refer to footnote 12 for a discussion of the retrospective accounting change related to the Company's convertible notes.

The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and consolidated joint ventures.  These entities are consolidated because the Company is either the primary beneficiary of a variable interest entity or has substantial influence and controls the entity.  The primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual returns.  The third parties' interests in these consolidated entities are reflected as noncontrolling interest in the accompanying consolidated financial statements.  All inter-company balances and transactions have been eliminated in consolidation.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  The Company maintains its cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions could periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, the Company does not believe the risk is significant based on its review of the rating of the institutions where its cash is deposited.  Additionally, FDIC insurance coverage has been increased to $250,000 and in some circumstances, the coverage is unlimited.  In June 2009, the FDIC extended the new deposit insurance limit through 2013.  This was originally set to expire in December 2009.

The Company capitalizes interest costs related to construction in progress and considers both interest paid on debt obtained to fund the project and the interest cost incurred during the period that could have been avoided.  The Company has recorded approximately $374 and $706 of capitalized interest related to certain of its development joint ventures during the six months ended June 30, 2009 and 2008, respectively.

The Company assesses the carrying values of its investment properties, whenever events or changes in circumstances indicate that the carrying amounts of these investment properties may not be fully recoverable. Recoverability of the investment properties is measured by comparison of the carrying amount of the investment property to the estimated future undiscounted cash flows.  In order to review the Company's investment properties for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If the Company's analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

The Company estimates the future undiscounted cash flows based on management’s intent as follows: (i) for real estate properties that the Company intends to hold long-term, including land held for development, properties currently under development and operating buildings, recoverability is assessed based on the estimated future net rental income from operating the property; (ii) for real estate properties that the Company intends to sell, including land parcels, properties currently under development and operating buildings, recoverability is assessed based on estimated proceeds from disposition that are estimated based on future net rental income of the property and expected market capitalization rates; and (iii) for costs incurred related to the potential acquisition or development of a real estate property, recoverability is assessed based on the probability that the acquisition or development is likely to occur as of the measurement date.

The use of projected future cash flows is based on assumptions that are consistent with the Company's estimates of future expectations and the strategic plan it uses to manage its underlying business. However assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company's ultimate investment intent that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment charges of our real estate properties.  During the six months ended June 30, 2009, the Company recorded an impairment loss of $1,695 related to a 229,639 square foot community center located in Michigan City, Indiana, as well as an impairment loss of $129 related to a 12,903 square foot neighborhood retail center located in Montgomery, Illinois.  During the six months ended June 30, 2008, the Company recorded an impairment loss of $666 related to an 86,004 square foot neighborhood retail center located in Madison, Wisconsin.  Each of these properties was subsequently sold.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

The Company also reviews its investments in unconsolidated entities.  When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at fair value. The use of projected future cash flows and other estimates of fair value, the determination of when a loss is other than temporary, and the calculation of the amount of the loss, is complex and subjective. Use of other estimates and assumptions may result in different conclusions. Changes in economic and operating conditions that occur subsequent to the Company's review could impact these assumptions and result in future impairment charges of its equity investments.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of convertible instruments. The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The debt is subsequently accreted to its par value over its expected life with a rate of interest being reflected in earnings that reflects the market rate at issuance. The Company has recorded $9,627 to additional paid in capital on the accompanying consolidated balance sheets, for each period, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The total principal amount outstanding was $130,000 and 164,500 as of June 30, 2009 and December 31, 2008, respectively.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
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

The Company then allocates the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and its overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the weighted average lease term for each property as a component of amortization expense.  The Company also considers whether any customer relationship value exists related to the property acquisition.  As of June 30, 2009, the Company had not allocated any amounts to customer relationships.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of June 30, 2009 and December 31, 2008, the Company held letters of credit for tenant security deposits totaling approximately $356 and $639, respectively.

A mortgage receivable is considered impaired if it is probable that the Company will not collect all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  Based upon the Company’s judgement, its mortgage receivable was not impaired as of June 30, 2009.  The Company had no outstanding mortgages receivable at December 31, 2008.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS is effective for interim or annual financial periods ending after June 15, 2009.  The Company has evaluated subsequent events through the date the financial statements were issued.

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

Recent Accounting Principles

In June 2009, the FASB issued SFAS No. 166 ("SFAS 166"), Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140.  SFAS 166 improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financials statements about a transfer of financial assets; the effects of a transfer on its financials position, financial performance and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  SFAS 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter and needs to be applied to transfers occurring on or after the effective date.  Early adoption is prohibited.  The adoption of SFAS 166 is not expected to have a material affect on the Company's consolidated financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

In June 2009, the FASB issued SFAS No. 167 ("SFAS 167"), "Amendments to FASB Interpretation No. 46(R).”  SFAS 167 amends FIN 46(R) as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity, b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, d) to amend certain guidance for determining whether an entity is a variable interest entity, e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective for the first annual reporting period that begins after November 15, 2009. Early adoption is prohibited.  The adoption of SFAS 167 is not expected to have a material affect on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 ("SFAS 168"), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162.  The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS 168 is effective for financial statements issued for interim periods and annual periods ending after September 15, 2009.  The adoption of SFAS 168 is not expected to have a material affect on the Company's consolidated financial statements.

(2)

Investment Securities

Investment in securities of $9,324 and $8,429 at June 30, 2009 and December 31, 2008, respectively consist of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value.  The Company acquires stock on margin and the margin loan is subject to separate terms and conditions.  At June 30, 2009 and December 31, 2008 the loan balances were $2,581 and $3,537, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.  Declines in the value of our investment securities will impact our ability to borrow on margin in the future.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  The Company has recorded a net unrealized gain of $1,432 on the accompanying consolidated balance sheets as of June 30, 2009, and a net unrealized loss of $1,957 on the accompanying consolidated balances sheets as of December 31, 2008, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the six months ended June 30, 2008 resulted in a gain on sale of $944, which is included in other income in the accompanying consolidated statements of operations and other comprehensive income.  No such gains were recorded in the accompanying consolidated statements of operations and other comprehensive income for the six months ended June 30, 2009.  Dividend income is recognized when received.

The Company evaluates its investments for impairment quarterly.  The Company's policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary.  During the six months ended June 30, 2009 and 2008, the Company recognized an impairment charge of $2,504 and $2,510, respectively, with respect to our investment in perpetual preferred and common securities.  Due to various factors, including the extent and duration during which the market price had been below cost, the Company concluded the decline in value was other than temporary.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 were as follows:

Less than 12 months	12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$1,405	(396)	114	(15)	1,519	(411)

Non-REIT Stock	$433	(141)	-	-	433	(141)

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

Joint Venture Entity	Company's Profit/Loss Allocation Percentage at June 30, 2009 (a)	Investment in and advances to unconsolidated joint ventures at June 30, 2009	Investment in and advances to unconsolidated joint ventures at December 31, 2008

IN Retail Fund LLC	50%	$53,019	56,646
NARE/Inland North Aurora I, II & III	45%	11,749	9,343
Oak Property and Casualty	33%	1,189	1,112
TMK/Inland Aurora Venture LLC	40%	9,246	9,220
PDG/Tuscany Village Venture LLC	15%	7,453	6,906
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC	85%	11,871	11,970
TDC Inland Lakemoor LLC	48%	7,774	7,420
IRC/IREX Venture LLC	(b)	31,475	47,937

Investment in and advances to joint ventures		$133,776	150,554

(a)

The profit/loss allocation percentage is allocated after the calculation of the Company's preferred return.

(b)

The Company’s profit/loss allocation percentage varies based on the amount of interest it holds in the properties that are in the selling process to tenant in common ("TIC") investors.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

The unconsolidated joint ventures had total outstanding debt in the amount of $474,164 (total debt, not the Company's pro rata share) at June 30, 2009 that matures as follows:

Joint Venture Entity	2009	2010	2011	2012	2013	Thereafter	Total

IN Retail Fund LLC (1)	$-	11,800	56,831	47,300	34,795	114,784	265,510
NARE/Inland North Aurora I (2)	19,608	-	4,300	-	-	-	23,908
NARE/Inland North Aurora II (3)	4,749	-	-	-	-	-	4,749
NARE/Inland North Aurora III (4)	20,979	-	-	-	-	-	20,979
PDG/Tuscany Village Venture (5)	9,052	-	-	-	-	-	9,052
PTI Ft. Wayne LLC (6)	18,675	-	-	-	-	-	18,675
PTI Boise LLC (7)	-	3,676	-	-	-	-	3,676
PTI Westfield LLC (8)	12,000	-	-	-	-	-	12,000
TDC Inland Lakemoor LLC (9)	-	-	22,105	-	-	-	22,105
IRC/IREX Venture LLC	-	-	-	-	93,510		93,510

Total unconsolidated joint venture debt	$85,063	15,476	83,236	47,300	128,305	114,784	474,164

(1)

Approximately $11,800 of this joint venture's debt matures within one year.  The joint venture intends to refinance this mortgage at market terms available at the time of maturity.  The joint venture has received a commitment from one lender for an amount above the current outstanding balance.  Additionally, the Company has guaranteed its pro rata share of one loan included in the thereafter column in the amount of approximately $9,900.

(2)

The debt with the 2009 maturity will mature in August.  The Company has guaranteed approximately $6,200 of the 2009 maturity and approximately $1,100 of the 2011 maturity.  The joint venture is currently in active negotiations with the lender to extend this loan.  The Company expects to be required to fund additional equity to pay down the principal balance of the loan in order to complete this refinance.

(3)

This loan matured in June 2009.  The Company has guaranteed approximately $2,200 of this outstanding loan.  The joint venture is currently engaged in active negotiations with the lender to extend and restructure this loan.  The lender has not taken any negative actions against the venture in relation to this debt maturity.  The Company expects to be required to fund additional equity to pay down the principal balance of the loan in order to complete this refinance.

(4)

This loan matured in June 2009.  The Company has guaranteed approximately $8,200 of this outstanding loan.  The joint venture is currently engaged in active negotiations with the lender to extend and restructure this loan.  The lender has not taken any negative actions against the venture in relation to this debt maturity.  The Company expects to be required to fund additional equity to pay down the principal balance of the loan in order to complete this refinance.

(5)

This loan matures in September 2009.  The Company is not a party to this loan agreement and therefore has not guaranteed any portion of this loan.  The Company's joint venture partner is currently engaged in active negotiations with the lender to extend and restructure this loan at market terms currently available.

(6)

This loan matured in June 2009.  The Company has guaranteed approximately $7,800 of this outstanding loan.  The joint venture is currently engaged in active negotiations with the lender to extend and restructure this loan.  The lender has not taken any negative actions against the venture in relation to this debt maturity.  The Company expects to be required to fund additional equity to pay down the principal balance of the loan in order to complete this refinance.

(7)

This loan matures in March 2010.  The Company has not provided a guarantee on this outstanding loan.  The joint venture is currently engaged in active negotiations with a replacement lender to refinance this loan.

(8)

This loan matured in June 2009.  The Company has guaranteed approximately $5,100 of this outstanding loan.  The joint venture is currently engaged in active negotiations with the lender to extend and restructure this loan.  The lender has not taken any negative actions against the venture in relation to this debt maturity.  The Company expects to be required to fund additional equity to pay down the principal balance of the loan in order to complete this refinance.

(9)

This loan matures in August 2011.  The Company has guaranteed approximately $4,100 of this outstanding loan.

The Company expects to use draws on its unsecured line of credit to fund the additional equity requirements to refinance these loans.  Although the joint ventures are in active negotiations with the lenders, there is no assurance that an agreement will be reached that is satisfactory to both parties, if at all.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

The Company has guaranteed approximately $44,600 of unconsolidated joint venture debt as of June 30, 2009. These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  The Company would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents.  In accordance with FIN 45, the Company is required to estimate the fair value of these guarantees and record a corresponding liability.  The Company has determined that the fair value of such guarantees are immaterial as of June 30, 2009 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

The Company's proportionate share of the earnings or losses related to these ventures is reflected as equity in earnings (loss) on unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes only its share of these fees in the accompanying consolidated statements of operations and other comprehensive income.  During the three and six months ended June 30, 2009, the Company earned $694 and $1,836, respectively in fee income from its unconsolidated joint ventures, as compared to $1,197 and $1,989 for the three and six months ended June 30, 2008, respectively.  This fee income decreased due in most part to acquisition fees on the properties purchased for the Company's joint venture with IREX, and was partially offset by increased management fees on an increased number of properties in unconsolidated joint ventures.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  Differences between the Company's investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the six months ended June 30, 2009 and 2008, the Company recorded $713 and $730, respectively, of amortization of this basis difference.

During the six months ended June 30, 2009, the Company did not acquire any investment properties on behalf of its joint venture with IREX.  The joint venture is in various stages of selling properties acquired in 2008 to TIC investors.  During the six months ended June 30, 2009, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales to the TIC investors, the Company recorded gains of approximately $433 and $1,366, for the three and six months ended June 30, 2009, respectively, as compared to $128 and $782 for the three and six months ended June 30, 2008.  These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

On May 7, 2009, the Company signed another joint venture agreement with IREX (the "May 7 Agreement").  The agreement dated September 5, 2006 (the "September 5 Agreement") continues to govern the properties that were already acquired through the original joint venture, but have not been completely sold.  The May 7 Agreement will govern any properties acquired in the future by this venture.  Under the May 7 Agreement, acquisition fees due to the parties will be paid upon the sale of a TIC or DST interest rather than upon the completion of the final sales, as provided in the September 5 Agreement.  The May 7 Agreement grants additional veto rights to the Company, which were not included in the September 5 Agreement, in connection with capital contributions and changes to the fees and or reserves  and eliminates the additional return of 9% per annum on the Company's outstanding capital contributions.  If new acquisitions are made by the joint venture, IEVC, a wholly owned taxable REIT subsidiary of the Company, will be entitled to earn leasing fees and on-going property management fees under the May 7 Agreement.  The Company does not intend to engage in additional acquisition activity under the May 7 Agreement until substantially all of the capital deployed for the properties under the September 5 Agreement have been returned.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

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

Risk Management Objective of Using Derivatives

The Company's unconsolidated joint ventures are exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and its known or expected cash payments principally related to its borrowings.

Cash Flow Hedges of Interest Rate Risk

The objective of the Company’s joint ventures in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the joint ventures have used interest rate swaps as part of their interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the joint ventures making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Ineffectiveness on the joint ventures cash flow hedges is recognized into earnings each period as it occurs. During the six months ended June 30, 2009, the joint ventures interest rate swap agreement was used to hedge the variable cash flows associated with certain construction loans.  Hedge ineffectiveness in the amount of $32 was recognized on the joint venture's cash flow hedges during the six months ended June 30, 2009.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

Amounts reported in other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $485 will be reclassified from other comprehensive income as an increase to interest expense through its maturity date of March 31, 2010.  The Company's pro rata share of this reclassification will be approximately $233.

Two of the Company’s pre-existing three cash flow hedges matured during the six months ended June 30, 2009. As of June 30, 2009, the joint ventures had the following remaining outstanding interest rate derivative that is designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional

Interest Rate Swap	$21,000

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of June 30, 2009.

	Asset Derivatives As of June 30, 2009		Liability Derivatives As of June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	N/A	$-	Investment in and advances to unconsolidated joint ventures	$611
Total derivatives designated as hedging instruments under SFAS 133		$-		$611

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the three months ended June 30, 2009.

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Effective Portion)	Location of Gain or (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)	Amount of Gain Reclassified from Other Comprehensive Income into Income (Effective Portion)	Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$4	Equity in earnings (loss) on unconsolidated joint ventures	$187	Equity in earnings (loss) on unconsolidated joint ventures	$(54)
Total	$4		$187		$(54)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the six months ended June 30, 2009.

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Effective Portion)	Location of Gain or (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)	Amount of Gain Reclassified from Other Comprehensive Income into Income (Effective Portion)	Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$153	Equity in earnings (loss) on unconsolidated joint ventures	$597	Equity in earnings (loss) on unconsolidated joint ventures	$32
Total	$153		$597		$32

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2009, the fair value of derivatives in a liability position related to these agreements was $611. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $701.

In connection with financing obtained for one of the properties acquired through our IREX joint venture, the joint venture entered into a swap contract.  The joint venture did not designate this derivative financial instrument as a hedge and therefore does not qualify for hedge accounting.  The Company recorded its pro rata share of the unrealized gain of $38 for the six months ended June 30, 2009, from this contract which is included in equity in earnings (loss) on unconsolidated joint ventures.

Notional Amount	Maturity Date	Swap Rate	Company's pro rata share	Total realized loss at June 30, 2009

$3,210	April 30, 2013	6.04%	- (a)	$(195)

(a)

The Company's pro rata share varies and will decrease each time a sale is made to a TIC investor.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

Summarized financial information for the unconsolidated joint ventures is as follows:

Balance Sheet:	June 30, 2009	December 31, 2008

Assets:
Investment in real estate, net	$761,116	786,980
Other assets	59,513	65,375

Total assets	$820,629	852,355

Liabilities:
Mortgage payable	$474,164	487,221
Other liabilities	42,606	47,861

Total liabilities	516,770	535,082

Total equity	303,859	317,273

Total liabilities and equity	$820,629	852,355

Investment in and advances to unconsolidated joint ventures	$133,776	150,554

Statement of Operations:	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

Total revenues	$16,986	16,327	35,666	34,608
Total expenses	(20,632)	(16,102)	(41,113)	(32,967)

Income from continuing operations	$(3,646)	225	(5,447)	1,641

Inland’s pro rata share of income from continuing operations (a)	$(1,536)	626	(2,106)	1,791

(a)

IRC's pro rata share includes the amortization of certain basis differences and an elimination of IRC's pro rata share of the management fee expense.

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
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair value measurements at June 30, 2009 using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Available for sale securities	$9,324
Total assets	$9,324

Derivative interest rate instruments liabilities (a)		$806
Total liabilities		$806

(a)

The derivative interest rate instruments are held through certain of the Company's unconsolidated joint ventures.  The amount in the above table reflects the entire liability of the instruments.  The Company may be required to make an additional capital contribution of $295, its pro rata share of this amount, to cover the joint venture's liability.

(5)

Mortgages Receivable

In conjunction with the sale of Montgomery Plaza in Montgomery, Illinois, the Company gave a purchase money mortgage to the buyer in the amount of $515.  The buyer is required to pay interest only on a monthly basis at a rate of 6.0% per annum, as well as monthly payments for taxes and insurance.  The balance of the mortgage, and any unpaid interest, taxes and insurance are to be paid on May 1, 2012.  The Company recorded $7 of interest income for the three and six months ended June 30, 2009.  No interest income was recorded for the three and six months ended June 30, 2008 related to this mortgage receivable.

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with a wholly owned subsidiary of Tri-Land Properties, Inc., dated February 1, 2001.  The Company continued to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The loan matured on June 30, 2008.  The Company received the entire balance of the mortgage receivable and accrued interest upon maturity.  The Company recorded a gain of $3,193 upon repayment of the outstanding balance.  This gain was the result of the sale of the Company’s equity investment related to the previous joint venture agreement and had been deferred as the Company did not qualify for gain recognition due to the lack of initial investment and continuing involvement.  Additionally, the Company recorded $887 of interest income for the six months ended June 30, 2008.  No interest income was recorded for the six months ended June 30, 2009 related to this mortgage receivable.

(6)

Transactions with Related Parties

During the six months ended June 30, 2009 and 2008, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing from, or through, affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $70 per hour and $80 per hour for consulting fees.  The Company continues to purchase these services from The Inland Group, Inc. and its affiliates and for the six months ended June 30, 2009 and 2008, these expenses, totaling $582 and $1,089, respectively, are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.   Payments under this lease for the six months ended June 30, 2009 and 2008 were $205 in each period and are also included in general and administrative expenses.  The Inland Group, Inc., through affiliates, beneficially owns approximately 13.5% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc. or its affiliates.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $36 and $109 for these services during the six months ended June 30, 2009 and 2008, respectively.

In May 2005, the Company acquired a 1% interest in The Inland Real Estate Group of Companies, Inc. for a purchase price of $1.  The Inland Real Estate Group of Companies, Inc. provides assistance in the marketing of the Company's investment properties and provides representation at various trade shows and conventions.

On September 5, 2006, IVC, a TRS previously formed by the Company, entered into a limited liability company agreement with IREX (the" September 5 Agreement"), a wholly-owned subsidiary of The Inland Group, Inc.  The resulting joint venture was formed to facilitate IVC's participation in tax-deferred exchange transactions pursuant to Section 1031 of the Internal Revenue Code using properties made available to the joint venture by IVC.  The Company executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  IVC coordinated the joint venture's acquisition, property management and leasing functions, and earned fees for services provided to the joint venture, including management and leasing fees, as well as acquisition fees, which were split equally between IVC and IREX.  This joint venture agreement expired during 2008, however, it continues to govern the properties that had already been acquired for this venture, but have not been completely sold.

On May 7, 2009, the Company signed another joint venture agreement with IREX (the "May 7 Agreement").  The May 7 Agreement will govern any properties acquired in the future by this venture.  Under the May 7 Agreement, acquisition fees due to the parties will be paid upon the sale of a TIC or DST interest rather than upon the completion of the final sales, as provided in the September 5 Agreement.  The May 7 Agreement grants additional veto rights to the Company, which were not included in the September 5 Agreement, in connection with capital contributions and changes to the fees and or reserves  and eliminates the additional return of 9% per annum on the Company's outstanding capital contributions.  If new acquisitions are made by the joint venture, IEVC, a wholly owned taxable REIT subsidiary of the Company, will be entitled to earn leasing fees and on-going property management fees under the May 7 Agreement.  The Company does not intend to engage in additional acquisition activity under the May 7 Agreement until substantially all of the capital deployed for the properties under the September 5 Agreement have been returned.

The Company is a member of a limited liability company formed as an insurance association captive (the "Captive"), which is owned in equal proportions by the Company and two other related REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc. The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  The Captive was formed to initially insure/reimburse the members' deductible obligations for the first $75 above the insured's maintenance deductible of $25 of property insurance and $100 of general liability insurance.  The Company entered into the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a VIE as defined in FIN 46R and the Company is not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.

(7)

Discontinued Operations

During the six months ended June 30, 2009 and the year ended December 31, 2008, the Company sold a total of seven investment properties.  Additionally, the Company has sold a portion of one investment property.  For federal and state income tax purposes, sales can be treated as tax deferred exchanges and, as a result, the tax gains would be deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales would be deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions and would be included in other assets on the accompanying consolidated balance sheets.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Walgreens - Decatur	February 13, 2008	-	282	(46)	No
Terramere Plaza	February 28, 2008	2,202	2,510	876	No
Wilson Plaza	April 17, 2008	-	1,596	606	No
High Point Center	September 3, 2008	-	6,474	(16)	No
Wisner-Milwaukee Plaza	January 30, 2009	-	3,679	1,883	No
Western-Howard Plaza	February 10, 2009	-	1,709	117	No
Montgomery Plaza	April 8, 2009	-	193	-	No
Lake Park Plaza (partial)	April, 30, 2009	-	1,618	8	No

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of June 30, 2009, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at June 30, 2009 and December 31, 2008, the Company has recorded $289 and $266, respectively of assets related to discontinued operations and $6 and $135, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three and six months ended June 30, 2009, the Company has recorded income from discontinued operations of $439 and $2,523, respectively, including gains on sale of $8 and $2,008 for the three and six months ended June 30, 2009, respectively.  For the three and six months ended June 30, 2008, the Company recorded income from discontinued operations of $376 and $1,332, respectively, including gains on sale of $517 and $1,348, respectively.

(8)

Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include decreases of $439 and $142 for the six months ended June 30, 2009 and 2008, respectively of rental income for the period of occupancy for which stepped rent increases apply and $16,788 and $17,227 in related accounts receivable as of June 30, 2009 and December 31, 2008, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

(9)

Mortgages Payable

The Company's mortgages payable are secured by certain of the Company's investment properties.  Mortgage loans outstanding as of June 30, 2009 were $412,850 and had a weighted average interest rate of 4.67%.  Of this amount, $378,308 had fixed rates ranging from 3.99% to 7.65% and a weighted average fixed rate of 4.96% as of June 30, 2009.  The remaining $34,542 of mortgage debt represented variable rate loans with a weighted average interest rate of 1.43% as of June 30, 2009.  As of June 30, 2009, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through January 2018.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2013 and thereafter, based on debt outstanding at June 30, 2009 and weighted average interest rates for the debt maturing in each specified period.

	2009 (a)	2010 (a)	2011	2012	2013	Thereafter	Total
Maturing debt:
Fixed rate debt	$7,709	$145,097	$100,676	$67,415	$763	$56,648	378,308
Variable rate debt	-	28,342	-	-	-	6,200	34,542

Weighted average interest rate
Fixed rate debt	5.25%	4.79%	4.59%	5.23%	-	5.66%	4.96%
Variable rate debt	-	1.58%	-	-	-	0.73%	1.43%

(a)

Approximately $113,850 of the Company's mortgages payable mature within one year.  The Company intends to retire the 2009 maturity of $7,400 with proceeds drawn on its unsecured line of credit facility or cash from operations.  The Company intends to refinance the 2010 maturities at market terms available at the time of the maturity.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company's debt is estimated to be $184,593 for debt which bears interest at variable rates and $499,573 for debt which bears interest at fixed rates.  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company's lenders.

(10)

Line of Credit Facility

On April 22, 2008, the Company completed a third amendment to its line of credit facility.  The aggregate commitment of the Company's line is $300,000, which includes a $145,000 accordion feature, and matures on April 22, 2011.  The Company pays interest only on draws under the line at the rate equal to 100 – 150 basis points over LIBOR.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In conjunction with this amendment, the Company paid approximately $1,000 in fees and costs.  The outstanding balance on the line of credit facility was $15,000 and $52,000 as of June 30, 2009 and December 31, 2008, respectively.

The line of credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2009, the Company was in compliance with these covenants.

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

The term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2009, the Company was in compliance with these covenants.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

(12)

Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026, which included the exercise by the initial purchasers of their option to purchase an additional $10,000 to cover over-allotments.  As of June 30, 2009, the Company has repurchased, at a discount, a total of $50,000 in principal of its convertible senior notes using available funds.  In conjunction with the repurchases, the Company recorded approximately $6,049 and $3,412 in gains on the extinguishment of debt during the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.  Subsequent to the debt repurchases, approximately $130,000 in principal remains outstanding at June 30, 2009.

Interest on the notes is payable on May 15 and November 15 of each year beginning May 15, 2007.  The notes mature on November 15, 2026 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The earliest date these notes can be redeemed by holders is November 15, 2011.  Prior to November 21, 2011, the Company may not redeem the notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  However, on or after November 21, 2011, the Company may redeem the notes, in whole or in part, subject to the redemption terms in the note.  Following the occurrence of certain change in control transactions, the Company may be required to repurchase the notes in whole or in part for cash at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest.  At June 30, 2009, the Company has recorded $716 of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company's consolidated balance sheets at June 30, 2009.

Holders may convert their notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of June 30, 2009, for each $1 principal amount of notes was 48.2824 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of convertible instruments.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance.  The following table sets forth the debt and equity components included in the consolidated balance sheets at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008

Equity Component (a)	$9,585	9,547

Debt Component	$131,407	165,026
Unamortized Discount (b)	(3,552)	(5,365)

Net Carrying Value	$127,855	159,661

(a)

The equity component is net of equity issuance costs and accumulated amortization of $42 and $80 at June 30, 2009 and December 31, 2008, respectively.

(b)

The unamortized discount will be amortized into interest expense on a monthly basis through November 2011.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

Total interest expense related to the convertible notes for the three and six months ended June 30, 2009 and 2008 was calculated as follows:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

Interest expense at coupon rate	$1,619	2,081	3,487	4,162
Discount amortization	373	453	748	898

Total interest expense (a)	$1,992	2,534	4,235	5,060

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

As of June 30, 2009, 82 shares of common stock issued pursuant to employment agreements were outstanding, of which 47 have vested.  Additionally, the Company issued 46 shares pursuant to employment incentives of which 22 have vested and 5 have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of June 30, 2009 and December 31, 2008, options to purchase 58 and 45 shares of common stock, respectively at exercise prices ranging from $9.05 to $19.96 per share were outstanding.  No options were exercised during the six months ended June 30, 2009 and the year ended December 31, 2008.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

In May 2009, the Company completed an equity offering of approximately 17,135 common shares at a price of $6.50 per share.  Net of underwriting fees, the offering provided net proceeds to the Company of approximately $106,400, excluding offering costs.  The Company utilized $80,000 of offering proceeds to pay down to zero the balance outstanding on its line of credit facility as of the close of the offering.  The Company also used approximately $16,000 of equity offering proceeds to repurchase $20,000 in principal amount of its convertible senior notes at a discount to the original face amount and $10,000, along with proceeds from the line of credit, was used to retire indebtedness of $22,500 of secured mortgage debt that was due to mature in January 2010.

The basic weighted average number of common shares outstanding were 72,536 and 65,839 for the six months ended June 30, 2009 and 2008, respectively.  The diluted weighted average number of common shares outstanding were 72,590 and 65,899 for the six months ended June 30, 2009 and 2008, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

(14)

Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers and employment incentives.  As of June 30, 2009, the Company has issued the following shares, net of cancelled shares:

Fiscal year shares issued	Shares issued pursuant to employment agreements	Shares issued pursuant to employment incentives	Average share price on the date of issuance	Aggregate value of shares issued pursuant to employment agreements	Aggregate value of shares issued pursuant to employment incentives	Deferred stock compensation

Prior to 2004	5	-	$11.00	$60	$-	$-
2004	32	14	12.93	411	184	-
2005	19	10	15.18	290	147	81
2006	8	7	16.01	129	108	91
2007	5	5	17.36	92	81	90
2008	13	5	14.45	186	74	152

	82	41		$1,168	$594	$414

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the share value was determined to be equal to the last price at which the Company sold shares, prior to its listing on the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  The officers may receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $182 and $132 were recorded in connection with the vesting of these shares, for the six months ended June 30, 2009 and 2008, respectively.

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
June 30, 2009 (unaudited)
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

(17)

Subsequent Events

The Company has evaluated subsequent events through August 7, 2009, the date on which the consolidated financial statements were issued.

On July 17, 2009, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on June 30, 2009.

On July 17, 2009, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on August 17, 2009 to the stockholders of record at the close of business on July 31, 2009.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  We intend for these forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  Examples of factors which could affect our performance are set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on February 27, 2009 and this Quarterly Report on Form 10-Q for the period ended June 30, 2009, under the heading "Risk Factors."

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

To maintain our qualification as a REIT, we engage in certain activities through Inland Venture Corporation (“IVC”), a wholly-owned taxable REIT subsidiary (“TRS”).  Additionally, in May 2009, the Company formed another wholly owned TRS, Inland Exchange Venture Corporation ("IEVC"), to be a partner in its new joint venture with Inland Real Estate Exchange Corporation ("IREX").  As such, we are subject to federal and state income and franchise taxes from these activities.

We had no unrecognized tax benefits as of June 30, 2009.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2009. We have no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three and six months ended June 30, 2009 or in the consolidated balance sheets as of June 30, 2009. As of June 30, 2009, returns for the calendar years 2005 through 2008 remain subject to examination by U.S. and various state and local tax jurisdictions.

Executive Summary

We are an owner/operator of neighborhood, community, power, lifestyle and single tenant retail centers. We are a self-administered REIT incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  Through our TRS, we also manage properties owned by ventures in which we may or may not be a partner.  As of June 30, 2009, we owned interests in 140 investment properties, including those owned through our unconsolidated joint ventures.  Properties under development are not included as investment properties until they reach what we believe is a stabilized occupancy rate.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources include, but are not limited to, amounts raised from the sale of securities under our Dividend Reinvestment Plan ("DRP"), draws on our line of credit facility, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  In order to mitigate the decline in our revenues we will attempt to re-lease those spaces that are vacant, or may become vacant, at existing properties, at more favorable rental rates and generally will acquire additional investment properties, if circumstances allow.  During the six months ended June 30, 2009, we executed 30 new, 88 renewal and two non-comparable leases (new, previously unleased space), aggregating approximately 595,000 square feet on our consolidated portfolio.  The 30 new leases comprise approximately 119,000 square feet with an average rental rate of $13.54 per square foot, a 7.6% increase over the average expiring rate.  The 88 renewal leases comprise approximately 467,000 square feet with an average rental rate of $11.21 per square foot, a 0.8% increase over the average expiring rate.  The two non-comparable leases comprise approximately 9,000 square feet with an average base rent of $10.49.  During the six months ended June 30, 2009, many leases were renewed at higher rates, however, the impact of these new leases were partially offset by certain other leases that renewed with little or no increase in average rental rate.  During the remainder of 2009, 117 leases will be expiring in our consolidated portfolio, which comprise approximately 428,000 square feet and account for approximately 4.4%, of our annualized base rent.  We will attempt to renew or re-lease these spaces at more favorable rental rates to increase revenues and cash flow.

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

The effect of the current economic downturn is having an impact on many retailers in our portfolio.  Certain national retail chains filed for bankruptcy in 2008, including Wickes Furniture, Linens N Things and Circuit City that have had a negative impact on our portfolio.  Analysts expect that more retailers will file for bankruptcy in 2009.  During 2009, bankruptcy filings such as, but not limited to, Ritz Camera, Washington Mutual and Robbins Brothers have had a negative impact on our revenues as certain locations have closed.  In addition to those who have filed, or may file, bankruptcy, many retailers have announced store closings and a slow down in their expansion plans.

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

There continues to be concern surrounding the state of the economy.  Not only have we seen an increase in store closings and national tenant bankruptcies, but the local tenants are showing signs of stress as well, at our properties.  We are seeing our outstanding receivables rise, which in some cases requires us to record an allowance based on the collectability of these outstanding amounts.  As of June 30, 2009 and December 31, 2008, we had recorded an allowance in the amount of approximately $3,500 and $2,200, respectively, during each period related to these uncollectible amounts which is included in accounts receivable on the accompanying consolidated balance sheets.   Evictions are becoming more numerous and requests for rent relief, in the form of reductions or deferrals, are becoming more frequent.  However, there are some strong retailers who are seeking to increase their presence.  We believe that our properties are well located and offer prime locations for these expansions.

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

Our largest expenses relate to the operation of our properties as well as the interest expense on our mortgages payable and other debt obligations.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.  Pursuant to the lease agreements, most tenants of the property are required to reimburse us for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property.  In light of the current economic conditions, we have lowered our expectations of the amounts that will be recovered from our current tenants due to the stress they appear to be experiencing on their businesses and on their cash flows.  Some of the tenants have begun to default on their lease obligations or seek rent relief or deferrals.  This loss in recovery income has had a significant affect on our consolidated financial statements.  To the extent that we ultimately decide to amend leases to reduce the tenant's reimbursement obligations, our results of operations and financial condition may be adversely affected.  We have successfully re-tenanted certain vacancies created by retailer bankruptcies and expect to record revenues from the replacement tenants by the end of 2009 as these businesses begin paying rent and reimbursing their pro rata share of property operating and real estate tax expenses.

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

 Acquisitions and Dispositions

During the six months ended June 30, 2009 and the year ended December 31, 2008, we completed the following acquisitions and dispositions:

Investment property acquisitions during the six months ended June 30, 2009 and the year ended December 31, 2008

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

(a)

These properties were acquired through our joint venture with Inland Real Estate Exchange Corporation ("IREX")

(b)

This property was contributed to our joint venture with IREX on May 15, 2008.

Investment property dispositions during the six months ended June 30, 2009 and the year ended December 31, 2008

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain/Loss on Sale

04/30/09	Lake Park Plaza (partial)	Michigan City	IN	114,557	$1,706	$8
04/08/09	Montgomery Plaza	Montgomery	IL	12,903	720	-
02/10/09	Western-Howard Plaza	Chicago	IL	11,974	1,845	117
01/30/09	Wisner-Milwaukee Plaza	Chicago	IL	14,426	4,000	1,883
01/21/09	Fox Run Square (a)(c)	Naperville	IL	143,512	26,710	341
09/03/08	High Point Center	Madison	WI	86,004	7,400	(16)
07/22/08	Greenfield Commons (a)	Aurora	IL	32,258	7,276	-
07/07/08	AT&T (a)(b)	Davenport	IA	75,000	49,515	-
07/07/08	AT&T (a)(b)	Evansville	IN	102,530	-	-
07/07/08	AT&T (a)(b)	Joplin	MO	75,000	-	-
04/17/08	Wilson Plaza	Batavia	IL	11,160	1,735	606
03/31/08	Rainbow Foods (a)	West St. Paul	MN	61,712	8,075	-
03/27/08	Delavan Crossing (a)	Delavan	WI	60,930	11,070	-
03/21/08	FMC Technologies (a)	Houston	TX	462,717	71,900	-
02/28/08	Terramere Plaza	Arlington Heights	IL	40,965	5,300	876
02/13/08	Walgreens – Decatur	Decatur	IL	13,500	400	(46)
01/23/08	Apria Healthcare (a)	Schaumburg	IL	40,906	9,950	-

				1,360,054	$207,602	$3,769

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

Development property dispositions during the six months ended June 30, 2009 and the year ended December 31, 2008

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

Proceeds from these sales were used to pay down the outstanding balances on the respective loans, with the exception of the proceeds from the Savannah Crossing sale which were a return of equity to us.

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

Impairment of investment properties.  The Company assesses the carrying values of its investment properties, whenever events or changes in circumstances indicate that the carrying amounts of these investment properties may not be fully recoverable. Recoverability of the investment properties is measured by comparison of the carrying amount of the investment property to the estimated future undiscounted cash flows.  In order to review the Company's investment properties for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If the Company's analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

The Company estimates the future undiscounted cash flows based on management’s intent as follows: (i) for real estate properties that the Company intends to hold long-term, including land held for development, properties currently under development and operating buildings, recoverability is assessed based on the estimated future net rental income from operating the property; (ii) for real estate properties that the Company intends to sell, including land parcels, properties currently under development and operating buildings, recoverability is assessed based on estimated proceeds from disposition that are estimated based on future net rental income of the property and expected market capitalization rates; and (iii) for costs incurred related to the potential acquisition or development of a real estate property, recoverability is assessed based on the probability that the acquisition or development is likely to occur as of the measurement date.

The use of projected future cash flows is based on assumptions that are consistent with the Company's estimates of future expectations and the strategic plan it uses to manage its underlying business. However assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company's ultimate investment intent that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment charges of our real estate properties.

Impairment of investments in unconsolidated entities.  The Company also reviews its investments in unconsolidated entities.  When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at fair value. The use of projected future cash flows and other estimates of fair value, the determination of when a loss is other than temporary, and the calculation of the amount of the loss, is complex and subjective. Use of other estimates and assumptions may result in different conclusions. Changes in economic and operating conditions that occur subsequent to the Company's review could impact these assumptions and result in future impairment charges of its equity investments.

Allocation of Investment Properties.  We allocate the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in-place leases) and any financing assumed that is determined to be above or below market terms.  Purchase price allocations are based on our estimates.  The value allocated to land as opposed to building affects the amount of depreciation expense we record.  If more value is attributed to land, depreciation expense is lower than if more value is attributed to building and improvements.  In some circumstances we engage independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations; however, we are ultimately responsible for the purchase price allocation.  We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the weighted average lease term for each property as a component of amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of June 30, 2009, we had not allocated any amounts to customer relationships.  We will expense acquisition costs for future investment property acquisitions.

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

Investment in Securities.  We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at June 30, 2009 and December 31, 2008 consist of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at June 30, 2009 and December 31, 2008 were $13,126 and $5,180, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during the six months ended June 30, 2009 and 2008.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions could periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, we do not believe the risk is significant based on our review of the rating of the institutions where our cash is deposited.  Additionally, FDIC insurance coverage has been increased to $250,000 and in some circumstances, the coverage is unlimited.  In June 2009, the FDIC extended the new deposit insurance limit through 2013.  This was originally set to expire in December 2009.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities under our DRP, our draws on our line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  As of June 30, 2009, we were in compliance with the covenants on our line.  We had up to $140,000 available under our $155,000 line of credit facility and an additional $145,000 available under an accordion feature.  If necessary, such as for new acquisitions, we believe we can generate capital by entering into financing arrangements or joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties, joint venture commitments and to repay draws on the line of credit facility.

In May 2009, we completed an equity offering of approximately 17,135 common shares at a price of $6.50 per share.  Net of underwriting fees, the offering provided net proceeds of approximately $106,400, excluding offering costs.  We utilized $80,000 of offering proceeds to pay down to zero the balance outstanding on our line of credit facility as of the close of the offering.  We also used approximately $16,000 of equity offering proceeds to repurchase $20,000 in principal amount of our convertible senior notes at a discount to the original face amount and $10,000, along with proceeds from the line of credit, was used to retire indebtedness of $22,500 of secured mortgage debt that was due to mature in January 2010.

Certain joint venture commitments require us to invest cash in properties under development and in properties that do not necessarily meet our investment criteria but which are offered for syndication through our joint venture with IREX.  Capital has been committed for periods longer than expected since development timelines are longer and syndication velocity is slower than anticipated.  As of June 30, 2009, we had committed an aggregate amount of approximately $79,600 in our development and IREX joint ventures.  We have delayed completion of our development projects from our original 2010 and 2011 completion dates to one to two years beyond that point.  Therefore, our investment of $48,100 in our development projects will be committed longer than originally anticipated.  We expect to be required to invest up to an additional $20,000 in these ventures to pay down the outstanding balances on the loans in connection with the refinancings of the matured loans.  Additionally, the syndication of the four buildings leased by Bank of America that are being marketed in two separate packages, has taken longer than we anticipated.  We have approximately $31,500 invested in the current IREX joint venture properties available for syndication, which also includes a free standing building fully leased to the University of Phoenix.  As of June 30, 2009, we had received back approximately $2,370 of our original $2,400 investment in the building leased by the University of Phoenix and had received approximately $25,470 of our original $62,300 investment back in the Bank of America buildings.  The Company does not intend to acquire additional properties until the capital deployed for these properties has been returned.  The Company anticipates that marketing of the Bank of America buildings will continue for the remainder of the year.

We invest in marketable securities of other entities, including REITs.  These investments in securities totaled $9,324 at June 30, 2009, consisting of preferred and common stock investments.  At June 30, 2009, we had recorded a net unrealized gain of $1,432 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the six months ended June 30, 2008, we realized gains on sale of $944.  No such gains were recorded during the six months ended June 30, 2009.  Additionally, during the six months ended June 30, 2009 and 2008, we realized non-cash impairment losses of $2,504 and $2,510, respectively, related to a decline in value of certain investment securities which were determined to be other than temporary.  The overall stock market and REIT stocks have declined over the last few months and although these investments have generated current income or gains on sale, or both during the six months ended June 30, 2009 and 2008, there is no assurance that existing or future investments will generate any income or gains due to economic uncertainties that may occur in the future and they may generate a loss.  Declines in the value of our investment securities may also impact our ability to borrow on margin in the future.  As of June 30, 2009, our margin loan balance was $2,581.

As of June 30, 2009, we owned interests in 140 investment properties, including those owned through our unconsolidated joint ventures.  In the aggregate, all of our 140 investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements and current distributions.  Monthly debt service requirements are primarily interest only as only three of our secured mortgages require monthly principal amortization.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2013 and thereafter based on debt outstanding at June 30, 2009:

2009 (a)	$7,709
2010 (a) (b)	313,439
2011 (c)	245,676
2012	67,415
2013	763
Thereafter	62,848

Total	$697,850

(a)

Approximately $113,850 of the Company's mortgages payable mature within one year.  The Company intends to retire the 2009 maturity of $7,400 with proceeds drawn on its unsecured line of credit facility or cash from operations.  The Company intends to refinance the 2010 maturities at market terms available at the time of the maturity.

(b)

Included in the debt maturing during 2010 is our term loan.  The term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2009, we were in compliance with these covenants.

(c)

Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $130,000.  The consolidated balance sheets are presented net of a fair value adjustment of $2,145.  Additionally, included in the debt maturing during 2011 is our line of credit facility.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2009, we were in compliance with these covenants.

At June 30, 2009, we had approximately $412,850 of secured mortgage debt outstanding.  Our mortgages payable are secured by certain of our investment properties.  Additionally, we had approximately $285,000 of unsecured debt outstanding, comprised of our term loan, line of credit facility and the face value of our convertible notes.

The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2009 and 2008:

	2009	2008

Net cash provided by operating activities	$36,951	29,961

Net cash provided by investing activities	$20,200	26,007

Net cash used in financing activities	$(49,205)	(57,640)

Statements of Cash Flows

2009 Compared to 2008

Net cash provided by operating activities was $36,951 for the six months ended June 30, 2009, as compared to $29,961 for the six months ended June 30, 2008.  The increase in cash provided by operating activities is due primarily to an increase in accounts payable and accrued expenses and a decrease in deposits and other assets.  Additionally, cash provided by operating activities increased due to a reduction in our accounts receivable.

Net cash provided by investing activities was $20,200 for the six months ended June 30, 2009, as compared to $26,007 during the six months ended June 30, 2008.  The primary reason for the decrease in cash provided by investing activities was the receipt of proceeds from the sale of joint venture interest of $19,724 during the six months ended June 30, 2009, as compared to $25,304 during the six months ended June 30, 2008.  Additionally we received fewer distributions from our unconsolidated joint ventures and received less cash from mortgages receivable.  During the six months ended June 30, 2008, we received payment upon the maturity of our mortgage receivable with Tri-Land Properties, Inc as compared to establishing a new mortgage receivable during the six months ended June 30, 2009 in conjunction with the sale of an investment property.  Partially offsetting this decrease in cash provided by operating activities was less cash used to purchase investment properties and additions to existing investment properties.  Additionally, we received higher proceeds from the sale of investment properties during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.

Net cash used in financing activities was $49,205 for the six months ended June 30, 2009, as compared to $57,640 for the six months ended June 30, 2008.  The primary reason for the decrease in cash used was the receipt of $111,375 in proceeds from our equity offering during the six months ended June 30, 2009, offset by costs of the offering in the amount of $5,334.  Additionally, we paid less in distributions to our stockholders as a result of the decrease in the rate per share that we distribute.  Partially offsetting this decrease in cash used in financing activities was the use of $26,517 to repurchase certain of the convertible notes we previously issued and using $63,579 to payoff certain mortgages and $37,000 in net payoffs on our line of credit during the six months ended June 30, 2009, as compared to loan payoffs, net of loan proceeds of $11,532 and $15,000 in net payoffs on our line of credit during the six months ended June 30, 2008.

Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2009 and 2008, respectively.  At June 30, 2009, we had ownership interests in 32 single-user retail properties, 61 Neighborhood Centers, 19 Community Centers, 27 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the same three and six month periods during each year.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and we are able to determine the effects of our new acquisitions on net income.  Net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.  A total of 121 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.5 million square feet.  The activity for "other investment properties" is comprised of activity from properties owned through our joint venture with IREX while they were consolidated.  The "same store" investment properties represent 100% of the square footage of our consolidated portfolio at June 30, 2009.

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three and six months ended June 30, 2009 and 2008 along with reconciliation to income from continuing operations, calculated in accordance with U.S. GAAP.

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Rental income and tenant recoveries:
"Same store" investment properties, 121 properties
Rental income	$30,293	31,188	61,064	62,411
Tenant recovery income	8,898	12,065	22,512	27,058
Other property income	658	1,487	1,860	1,965
"Other investment properties”
Rental income	-	670	60	2,078
Tenant recovery income	1	195	76	390
Other property income	-	-	-	3
Total rental and additional rental income	$39,850	45,605	85,572	93,905

Property operating expenses:
"Same store" investment properties, 121 properties
Property operating expenses	$4,683	5,517	12,942	13,893
Real estate tax expense	7,775	8,003	15,872	16,185
"Other investment properties"
Property operating expenses	4	118	20	287
Real estate tax expense	-	154	-	279
Total property operating expenses	$12,462	13,792	28,834	30,644

Property net operating income
"Same store" investment properties	$27,391	31,220	56,622	61,356
"Other investment properties"	(3)	593	116	1,905
Total property net operating income	$27,388	31,813	56,738	63,261

Other income:
Straight-line income (expense)	(272)	36	(440)	58
Amortization of lease intangibles	19	61	43	79
Other income	381	2,235	718	3,592
Fee income from unconsolidated joint ventures	694	1,197	1,836	1,989
Gain on sale of investment properties	-	-	341	-
Gain on sale of joint venture interest	433	3,321	1,366	3,975
Gain on extinguishment of debt	2,443	-	6,049	-

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiary	55	(164)	(402)	(406)
Bad debt expense	(1,851)	(325)	(2,606)	(689)
Depreciation and amortization	(11,355)	(11,690)	(23,836)	(22,326)
General and administrative expenses	(3,171)	(3,538)	(6,449)	(6,591)
Interest expense	(8,679)	(11,152)	(18,512)	(23,168)
Impairment of investment securities	(823)	(2,505)	(2,504)	(2,510)
Provision for asset impairment	-	(666)	(1,824)	(666)
Equity in earnings (loss) on unconsolidated ventures	(1,536)	626	(2,106)	1,791

Income from continuing operations	3,726	9,249	8,412	18,389
Income from discontinued operations	439	376	2,523	1,332
Net income	4,165	9,625	10,935	19,721

Less: Net income attributable to the noncontrolling interest	(78)	(103)	(175)	(216)

Net income available to common stockholders	$4,087	9,522	10,760	19,505

On a "same store" basis, (comparing the results of operations of the investment properties owned during the three and six months ended June 30, 2009 with the results of the same investment properties during the three and six months ended June 30, 2008), property net operating income decreased $3,829 with total rental and additional rental income decreasing $4,891 and total property operating expenses decreasing $1,062 for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008.  Property net operating income decreased $4,734 with total rental and additional rental income decreasing $5,998 and total property operating expenses decreasing $1,264 for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.

Net income available to common stockholders decreased $5,435 and $8,745 for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively.

Rental income decreased $895 and $1,347, on a "same store" basis, for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively, primarily due to early termination of certain leases, extended abatement periods on new leases, decreased occupancy, tenant bankruptcies and rent relief requests.  Total rental income decreased $1,565 and $3,365 for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively, reflecting a decrease in rental income from our "other investment properties."  This decrease is due to a decrease in income on properties owned through our joint venture with IREX, while they were consolidated.  The University of Phoenix office building was consolidated until early February 2009 and was the only IREX joint venture property that was consolidated during the six months ended June 30, 2009 as compared to six properties consolidated during the six months ended June 30, 2008.  Although we have been able to re-lease many of the vacated spaces, certain of these new tenants will not start paying rent until the second half of 2009.  Therefore, we will not realize the full benefit of these new leases until the end of the year.

Tenant recovery income decreased $3,167 and $4,546, on a "same store" basis, for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively, primarily due to the same factors causing the decrease in rental income.  Total tenant recoveries decreased $3,361 and $4,860 for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively, reflecting a decrease in tenant recovery income on our "other investment properties."  As noted above, we have been able to re-lease many of the vacated spaces and certain of these new tenants will not start reimbursing operating expenses until the second half of 2009.

Other property income decreased $829 and $105, on a "same store" basis, for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively.  This decrease is due in most part to a decrease in lease termination fees.  During the three months ended June 30, 2008, we recorded a one-time lease termination fee in the amount of approximately $1,100.  During the three and six months ended June 30, 2009, we have recorded income on the termination of several leases, however, the dollar amount was smaller.  Partially offsetting the decrease in termination income is an increase in late charges due from our tenants.

Property operating expenses decreased $834 and $951, on a "same store" basis, for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively.  The decrease in expenses is due primarily to a decrease in common area maintenance expenses such as routine maintenance during the three months and snow removal during the six months ended June 30, 2009, as compared to June 30, 2008.  Total property operating expenses decreased $948 and $1,218, for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively, reflecting a decrease in common area maintenance expenses incurred on our "other investment properties."  This decrease is due to a decrease in expenses on properties owned through our joint venture with IREX, while they were consolidated.

Other income decreased $1,854 and $2,874 for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively.  This is due to a decrease in dividend income, gains on sale of investment securities and interest income from mortgages receivable.  During the three and six months ended June 30, 2008, we recorded interest income from our mortgage receivable with Tri-Land Properties, Inc.  The mortgage receivable was paid in full on June 30, 2008 and therefore, we recorded no such income during the three and six months ended June 30, 2009.  During the three months ended June 30, 2009, we established a mortgage receivable in conjunction with the sale of an investment property.  Interest was earned on this receivable during the three months ended June 30, 2009, however, the outstanding balance is significantly less than the receivable we maintained in 2008.

Fee income from unconsolidated joint ventures decreased $503 and $153 for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively.  This decrease is due to a decrease in acquisition fees earned on sales through our IREX joint venture.  This decrease is partially offset by an increase in property management fees due to an increased number of properties under management through our unconsolidated joint ventures and the properties that have been fully sold through our IREX joint venture.

Gain on sale of joint venture interest decreased $2,888 and $2,609 for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively.  During the three and six months ended June 30, 2008, we recorded the gain previously deferred in conjunction with the repayment of our mortgage receivable with Tri-Land Properties, Inc. in the amount of $3,193.  No such gain was recorded during the three and six months ended June 30, 2009.  Offsetting the decrease from this one-time gain are increased gains on sale in connection with our joint venture with IREX.

Gain on extinguishment of debt for the three and six months ended June 30, 2009 was $2,443 and $6,049, respectively.  We did not record any such gain during the three and six months ended June 30, 2008.  The gains relate to the repurchase of certain of our convertible notes at a discount to the contract amount.

Bad debt expense increased $1,526 and $1,917 for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively.  The increase in bad debt expense is due to increased tenant bankruptcies and the current economic challenges facing our tenants.

Depreciation and amortization decreased $335 and increased $1,510 for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively, due in most part to the write off of tenant related assets including tenant improvements and in-place lease values, as a result of early lease terminations and increased vacancies.

General and administrative expenses decreased $367 and $142 for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively.  The decrease during the three month period was primarily due to a decrease in marketing costs related to our website redesign in 2008, decreased internal audit and related costs, decreased acquisition costs related to transactions we were no longer pursuing and decreased conference costs.  Partially offsetting this decrease is an increase in board of director fees.  The decrease for the six month period is due to the aforementioned items, also partially offset by an increase in payroll and other payroll related items.

Interest expense decreased $2,473 and $4,656 for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively.  This decrease is due to a decrease in interest on our mortgages payable and line of credit facility due to lower outstanding balances maintained during the three and six months ended June 30, 2009.  Additionally, interest expense on our convertible notes decreased due to repurchases of notes during 2008 and the three and six months ended June 30, 2009.  The decrease in interest on our convertible notes is partially offset by interest expense recorded related to the amortization of the discount associated with these notes.  Additionally, partially offsetting the decrease in interest is an increase related to our term loan entered into in September 2008.  No such interest was recorded during the three and six months ended June 30, 2008.

Impairment of investment securities decreased $1,682 and $6 during the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively, due to recording lower non-cash charges related to declines in value of certain investment securities which were determined to be other than temporary.

During the six months ended June 30, 2009, we recorded a provision for asset impairment of $1,824 related to one investment property and a portion of another.  Both properties were sold at prices below our current carrying value and required adjustment.  During the three and six months ended June 30, 2008, we recorded a provision for asset impairment of $666 related to a property subsequently sold in 2008.

Equity in earnings (loss) on unconsolidated joint ventures decreased $2,162 and $3,897 for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively.  This decrease is due in part to a decrease in operations due to losses incurred during the three and six months ended June 30, 2009 through our joint venture with NYSTRS.  The losses result from increased vacancies, primarily the result of certain tenant bankruptcies.  Additionally, the decrease is due to a decrease in land sale gains through our development joint ventures.  During the three and six months ended June 30, 2008, we recorded $256 and $425, respectively, in land sale gains.  No such gains were recorded during the three and six months ended June 30, 2009.

Captive Insurance

We are a member of a limited liability company formed as an insurance association captive (the "Captive"), which is owned in equal proportions with two other REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc., and us.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  The Captive was formed to initially insure/reimburse the members' deductible obligations for the first $75 above the insured's maintenance deductible of $25 of property insurance and $100 of general liability insurance.  We entered into the Captive to stabilize our insurance costs, manage our exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a variable interest entity ("VIE") as defined in FIN 46R and we are not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.  We were not required to make additional capital contributions to this entity during the six months ended June 30, 2009 and the year ended December 31, 2008.

Joint Ventures

Consolidated joint ventures are those where we are either the primary beneficiary of a variable interest entity or have substantial influence over or control the entity.  The primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual returns.  The third parties' interests in these consolidated entities are reflected as noncontrolling interest in the accompanying consolidated financial statements.  All inter-company balances and transactions have been eliminated in consolidation.

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

Joint Venture Entity	Company's Profit/Loss Allocation Percentage at June 30, 2009 (a)	Investment in and advances to unconsolidated joint ventures at June 30, 2009	Investment in and advances to unconsolidated joint ventures at December 31, 2008

IN Retail Fund LLC	50%	$53,019	56,646
NARE/Inland North Aurora I, II & III	45%	11,749	9,343
Oak Property and Casualty	33%	1,189	1,112
TMK/Inland Aurora Venture LLC	40%	9,246	9,220
PDG/Tuscany Village Venture LLC	15%	7,453	6,906
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC	85%	11,871	11,970
TDC Inland Lakemoor LLC	48%	7,774	7,420
IRC/IREX Venture LLC	(b)	31,475	47,937

Investment in and advances to joint ventures		$133,776	150,554

(a)

The profit/loss allocation percentage is allocated after the calculation of our preferred return.

(b)

Our profit/loss allocation percentage varies based on the amount of interest we hold in the properties that are in the selling process to TIC investors.

The unconsolidated joint ventures had total outstanding debt in the amount of $474,164 (total debt, not the Company's pro rata share) at June 30, 2009 that matures as follows:

Joint Venture Entity	2009	2010	2011	2012	2013	Thereafter	Total

IN Retail Fund LLC (1)	$-	11,800	56,831	47,300	34,795	114,784	265,510
NARE/Inland North Aurora I (2)	19,608	-	4,300	-	-	-	23,908
NARE/Inland North Aurora II (3)	4,749	-	-	-	-	-	4,749
NARE/Inland North Aurora III (4)	20,979	-	-	-	-	-	20,979
PDG/Tuscany Village Venture (5)	9,052	-	-	-	-	-	9,052
PTI Ft. Wayne LLC (6)	18,675	-	-	-	-	-	18,675
PTI Boise LLC (7)	-	3,676	-	-	-	-	3,676
PTI Westfield LLC (8)	12,000	-	-	-	-	-	12,000
TDC Inland Lakemoor LLC (9)	-	-	22,105	-	-	-	22,105
IRC/IREX Venture LLC	-	-	-	-	93,510		93,510

Total unconsolidated joint venture debt	$85,063	15,476	83,236	47,300	128,305	114,784	474,164

(1)

Approximately $11,800 of this joint venture's debt matures within one year.  The joint venture intends to refinance this mortgage at market terms available at the time of maturity.  The joint venture has received a commitment from one lender for an amount above the current outstanding balance.  Additionally, we have guaranteed our pro rata share of one loan included in the thereafter column in the amount of approximately $9,900.

(2)

The debt with the 2009 maturity will mature in August.  We have guaranteed approximately $6,200 of the 2009 maturity and approximately $1,100 of the 2011 maturity.  The joint venture is currently in active negotiations with the lender to extend this loan.  We expect to be required to fund additional equity to pay down the principal balance of the loan in order to complete this refinance.

(3)

This loan matured in June 2009.  We have guaranteed approximately $2,200 of this outstanding loan.  The joint venture is currently engaged in active negotiations with the lender to extend and restructure this loan.  The lender has not taken any negative actions against the venture in relation to this debt maturity.  We expect to be required to fund additional equity to pay down the principal balance of the loan in order to complete this refinance.

(4)

This loan matured in June 2009.  We have guaranteed approximately $8,200 of this outstanding loan.  The joint venture is currently engaged in active negotiations with the lender to extend and restructure this loan.  The lender has not taken any negative actions against the venture in relation to this debt maturity.  We expect to be required to fund additional equity to pay down the principal balance of the loan in order to complete this refinance.

(5)

This loan matures in September 2009.  We are not a party to this loan agreement and therefore have not guaranteed any portion of this loan.  Our joint venture partner is currently engaged in active negotiations with the lender to extend and restructure this loan at market terms currently available.

(6)

This loan matured in June 2009.  We have guaranteed approximately $7,800 of this outstanding loan.  The joint venture is currently engaged in active negotiations with the lender to extend and restructure this loan.  The lender has not taken any negative actions against the venture in relation to this debt maturity.  We expect to be required to fund additional equity to pay down the principal balance of the loan in order to complete this refinance.

(7)

This loan matures in March 2010.  We have not provided a guarantee on this outstanding loan.  The joint venture is currently engaged in active negotiations with a replacement lender to refinance this loan.

(8)

This loan matured in June 2009.  We have guaranteed approximately $5,100 of this outstanding loan.  The joint venture is currently engaged in active negotiations with the lender to extend and restructure this loan.  The lender has not taken any negative actions against the venture in relation to this debt maturity.  We expect to be required to fund additional equity to pay down the principal balance of the loan in order to complete this refinance.

(9)

This loan matures in August 2011.  We have guaranteed approximately $4,100 of this outstanding loan.

We expect to use draws on our unsecured line of credit to fund the additional equity requirements to refinance these loans.  Although the joint ventures are in active negotiations with the lenders, there is no assurance that an agreement will be reached that is satisfactory to both parties, if at all.

We have guaranteed approximately $44,600 of unconsolidated joint venture debt as of June 30, 2009.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  We would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents.  In accordance with FIN 45, we are required to estimate the fair value of these guarantees and record a corresponding liability.  We have determined that the fair value of such guarantees are immaterial as of June 30, 2009 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

Our proportionate share of the earnings or losses from these ventures is reflected as equity in earnings (loss) on unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, we earn fees for providing property management, leasing and acquisition activities to these ventures.  We recognize only our share of these fees in the accompanying consolidated statements of operations and other comprehensive income.  During the three and six months ended June 30, 2009, we earned $694 and $1,836 in fee income from our unconsolidated joint ventures, as compared to $1,197 and $1,989 for the three and six months ended June 30, 2008.    This fee income decreased due in most part to acquisition fees on the properties purchased for our joint venture with IREX, and was partially offset by increased management fees on an increased number of properties in our unconsolidated joint ventures.  Acquisition fees are earned on the IREX joint venture properties as the interests are sold to the investors.  We expect these fees to continue to decrease as inventory of property available for sale to the investors diminishes.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by us are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  Differences between our investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the six months ended June 30, 2009 and 2008, we recorded $713 and $730, respectively, of amortization of this basis difference.

During the six months ended June 30, 2009, we did not acquire any investment properties on behalf of our joint venture with IREX.  The joint venture is in various stages of selling properties acquired in 2008 to TIC investors.  During the six months ended June 30, 2009, we earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales to the TIC investors, we recorded gains of approximately $433 and $1,366, for the three and six months ended June 30, 2009, respectively, as compared to $128 and $782 for the three and six months ended June 30, 2008.  These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

On May 7, 2009, we signed another joint venture agreement with IREX (the "May 7 Agreement").  The agreement dated September 5, 2006 (the "September 5 Agreement") continues to govern the properties that have already been acquired for this joint venture, but have not been completely sold.  The May 7 Agreement will govern any properties acquired in the future by this venture.  Under the May 7 Agreement, acquisition fees due to the parties will be paid upon the sale of a TIC or DST interest rather than upon the completion of the final sales, as provided in the September 5 Agreement.  The May 7 Agreement grants additional veto rights to us, which were not included in the September 5 Agreement, in connection with capital contributions and changes to the fees and or reserves  and eliminates the additional return of 9% per annum on our outstanding capital contributions.  If new acquisitions are made by the joint venture, IEVC, a wholly owned taxable REIT subsidiary of ours, will be entitled to earn leasing fees and on-going property management fees under the May 7 Agreement.  We do not intend to engage in additional acquisition activity under the May 7 Agreement until substantially all of the capital deployed for the properties under the September 5 Agreement have been returned.

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

Below is a summary of the state of each venture:

•

Savannah Crossing (TMK Inland Aurora Venture LLC) – Land sales, at Savannah Crossing (265,000 square feet of retail space planned), located in Aurora, Illinois, to Wal-Mart and a home developer enabled us to quickly recoup all of our initial investment.  The venture completed a pad sale to Fifth Third Bank in January 2008.  Wal-Mart, which opened in the first quarter of 2008, and Walgreen's, which opened in the fourth quarter of 2008, anchor the center.  Two multi-tenant buildings have been completed and the current occupancy is approximately 67 percent.

•

North Aurora Phase I, II and III (NARE/Inland North Aurora Venture I, II & III) - The North Aurora Towne Centre (805,000 square feet of retail space planned), located in North Aurora, Illinois, surrounds an existing third party owned center shadow anchored by Target and JC Penney's. There are signed leases for approximately 6,000 square feet in the multi-tenant buildings completed in 2007 and a 30,000 square foot Best Buy build-to-suit that opened in October of 2008.  The venture sold a 20,000 square foot building leased to La Z Boy during the third quarter 2008 and a five acre land sale to Ashley Furniture on June 18, 2008.

•

Tuscany Village (PDG/Tuscany Village Venture - Tuscany Village (340,000 square feet of retail space planned) is located in the Orlando area.  The venture currently has an executed land sale contract with a national warehouse discounter to anchor the project.  The venture is also in discussions with a handful of junior box anchors and restaurant chains.

•

Shops at Lakemoor (TDC Inland Lakemoor LLC) - The Shops at Lakemoor (535,000 square feet of retail space planned), located in Lakemoor, Illinois, is surrounded by well-established communities that we believe are currently "under-retailed."  The venture is currently in discussions with a number of retailers to anchor this development.  The venture has also started the process of obtaining village approval for certain improvements and design features.

•

PineTree Institutional Realty - We now have three development projects with this partner; Southshore Shopping Center in Boise, Idaho; Orchard Crossings in Fort Wayne, Indiana; and Lantern Commons in Westfield, Indiana.  (described below)

o

Orchard Crossing (PTI Ft Wayne LLC) - Orchard Crossing (265,000 square feet of retail space planned) is located in Fort Wayne, Indiana. In 2007, the venture completed a land sale of approximately 11 acres for $4.5 million to Target Corporation.  In addition, the venture has signed leases with Gordman's for a 50,000 square foot build-to-suit, Famous Footwear, Maurice's, Rue 21, Dress Barn, Qdoba, Aspen Dental, and a specialty Cigar store for a total of 30,500 square feet.  Construction of the Gordman's building and all junior anchors and small shop buildings have been completed.  Target and Gordman’s opened for business in the fourth quarter 2008.

o

Southshore Shopping Center (PTI Boise LLC) – Southshore Shopping Center (90,000 square feet) is located next to an Albertson's anchored center and is a former K-Mart that is being re-developed into a mix of retail spaces.  We believe that potential tenants are waiting for the construction of a bridge near the center to be completed.  The bridge is expected to be completed during the fourth quarter of 2009.  The venture has had conversations with a number of potential retailers who have expressed interest in entering this market.

o

Lantern Commons (PTI Westfield LLC) – Lantern Commons (440,000 square feet of retail space planned) is located in Westfield, Indiana, which is a north suburb of Indianapolis.  The venture expects to develop anchor and junior anchor buildings, multi-tenant retail shop space plus out parcels for sale or ground lease. The venture is negotiating with two national retailers to anchor the center and has received indications of interest from several junior anchors.

We expect to be required to invest up to an additional $20,000 in these ventures to pay down the outstanding balances on the loans in connection with the refinancings of the matured loans.  We expect to use draws on our unsecured line of credit to fund the additional equity requirements to refinance these loans.  Although the joint ventures are in active negotiations with the lenders, there is no assurance that an agreement will be reached that is satisfactory to both parties, if at all.

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

Risk Management Objective of Using Derivatives

We, together with our unconsolidated joint ventures, are exposed to certain risk arising from both its business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments.  Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Ineffectiveness on the joint ventures cash flow hedges is recognized into earnings each period as it occurs. During the six months ended June 30, 2009, the joint ventures interest rate swap agreement was used to hedge the variable cash flows associated with certain construction loans.  Hege ineffectiveness in the amount of $32 was recognized on the joint venture's cash flow hedges during the six months ended June 30, 2009.

Amounts reported in other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that an additional $485 will be reclassified from other comprehensive income as an increase to interest expense through its maturity date of March 31, 2010.  Our pro rata share of this reclassification will be approximately $233.

Two of our pre-existing three cash flow hedges matured during the six months ended June 30, 2009. As of June 30, 2009, the joint ventures had the following remaining outstanding interest rate derivative that is designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional

Interest Rate Swap	$21,000

The table below presents the fair value of our derivative financial instrument as well as its classification on the consolidated balance sheets as of June 30, 2009.

	Asset Derivatives As of June 30, 2009		Liability Derivatives As of June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	N/A	$-	Investment in and advances to unconsolidated joint ventures	$611
Total derivatives designated as hedging instruments under SFAS 133		$-		$611

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations and other comprehensive income for the three months ended June 30, 2009.

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Effective Portion)	Location of Gain or (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)	Amount of Gain Reclassified from Other Comprehensive Income into Income (Effective Portion)	Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$4	Equity in earnings (loss) on unconsolidated joint ventures	$187	Equity in earnings (loss) on unconsolidated joint ventures	$(54)
Total	$4		$187		$(54)

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations and other comprehensive income for the six months ended June 30, 2009.

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Effective Portion)	Location of Gain or (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)	Amount of Gain Reclassified from Other Comprehensive Income into Income (Effective Portion)	Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$153	Equity in earnings (loss) on unconsolidated joint ventures	$597	Equity in earnings (loss) on unconsolidated joint ventures	$32
Total	$153		$597		$32

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on its derivative obligations.

As of June 30, 2009, the fair value of derivatives in a liability position related to these agreements was $611. If we breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $701.

In connection with financing obtained for one of the properties acquired through our IREX joint venture, the joint venture entered into a swap contract.  The joint venture did not designate this derivative financial instrument as a hedge and therefore does not qualify for hedge accounting.  We recorded our pro rata share of the unrealized gain of $38 for the six months ended June 30, 2009, from this contract which is included in equity in earnings (loss) on unconsolidated joint ventures.

Notional Amount	Maturity Date	Swap Rate	Company's pro rata share	Total realized loss

$3,210	April 30, 2013	6.04%	- (a)	(195)

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair value measurements at June 30, 2009 using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Description
Available for sale securities	$9,324
Total assets	$9,324

Derivative interest rate instruments liabilities (a)		$806
Total liabilities		$806

(a)

The derivative interest rate instruments are held through certain of our unconsolidated joint ventures.  The amount in the above table reflects the entire liability of the instruments.  We may be required to make an additional capital contribution of $295, our pro rata share of this amount, to cover the joint venture's liability

Non-GAAP Financial Measures

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

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

Net income available to common stockholders	$4,087	9,522	10,760	19,505
Gain on sale of investment properties	(8)	(517)	(2,349)	(1,348)
Equity in depreciation and amortization of unconsolidated joint ventures	4,602	2,582	8,507	5,124
Amortization on in-place lease intangibles	989	753	1,665	1,612
Amortization on leasing commissions	299	312	828	507
Depreciation, net of noncontrolling interest	9,991	10,719	21,247	20,435

Funds From Operations	$19,960	23,371	40,658	45,835

Net income available to common stockholders per weighted average common share – basic and diluted	$0.05	0.14	0.15	0.30

Funds From Operations, per weighted average common share – basic and diluted	$0.25	0.35	0.56	0.70

Weighted average number of common shares outstanding, basic	78,427	65,929	72,536	65,839

Weighted average number of common shares outstanding, diluted	78,481	65,989	72,590	65,899

Distributions declared	$13,472	16,168	29,815	32,291
Distributions per common share	$0.17	0.25	0.41	0.49
Distributions / Funds From Operations Payout Ratio	67.5%	69.2%	73.3%	70.5%

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

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

Income from continuing operations	$3,726	9,249	8,412	18,389
Gain on sale of property	-	(256)	(341)	(681)
Net income attributable to noncontrolling interest	(78)	(103)	(175)	(216)
Impairment of investment securities	823	2,505	2,504	2,510
Provision for asset impairment	-	666	1,824	666
Income tax benefit (expense) of taxable REIT subsidiary	(55)	164	402	406
Income from discontinued operations	431	(141)	515	(16)
Interest expense	8,679	11,152	18,512	23,168
Interest expense associated with discontinued operations	-	170	-	369
Interest expense associated with unconsolidated joint ventures	2,837	2,067	5,863	4,050
Depreciation and amortization	11,355	11,690	23,836	22,326
Depreciation and amortization associated with discontinued operations	15	179	84	395
Depreciation and amortization associated with unconsolidated joint ventures	4,602	2,582	8,507	5,124

EBITDA	$32,335	39,924	69,943	76,490

Total Interest Expense	$11,516	13,389	24,375	27,587

EBITDA: Interest Expense Coverage Ratio	$2.8 x	3.0 x	2.9 x	2.8 x

The following table lists the gross leasable area and approximate physical occupancy levels for our consolidated investment properties as of the end of each quarter during 2009 and 2008.  N/A indicates we did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/08	06/30/08	09/30/08	12/31/08	03/31/09	06/30/09
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

22nd St. Plaza Outlot, Oakbrook Terrace, IL	9,970	100	100	100	100	100	100
Apache Shoppes, Rochester, MN	60,780	100	100	56	52	52	20
Aurora Commons, Aurora, IL	126,908	97	97	97	94	90	90(a)
Bally's Total Fitness, St Paul, MN	43,000	100	100	100	100	100	100
Baytowne Shoppes/Square, Champaign, IL	118,542	99	94	94	93	87	87
Bergen Plaza, Oakdale, MN	262,165	92	89	91	89	89	88(a)
Berwyn Plaza, Berwyn, IL	18,138	100	100	100	100	100	100
Big Lake Town Square, Big Lake, MN	67,858	94	94	94	94	94	94
Bohl Farm Marketplace, Crystal Lake, IL	97,287	99	99	99	65	65	65
Brunswick Market Center, Brunswick, OH	119,540	98	98	98	98	97	97
Burnsville Crossing, Burnsville, MN	97,310	89	88	89	85	82	87
Butera Market, Naperville, IL	67,632	100	100	99	99	93	93
Byerly's Burnsville, Burnsville, MN	72,339	100	100	100	100	100	100
Carmax, Schaumburg, IL	93,333	100	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	96	96	96	93	93	93
Chestnut Court, Darien, IL	170,027	86	88	97	67	66	71(a)
Cliff Lake Centre, Eagan, MN	73,582	89	85	89	85	85	80(a)
Crystal Point, Crystal Lake, IL	339,898	100	99	99	99	99	99
Cub Foods, Arden Hills, MN	68,442	100	100	100	100	100	100
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0	0	0	0	0	0(a)
Cub Foods, Indianapolis, IN	67,541	0	0	0	0	0	0(a)
Cub Foods, Plymouth, MN	67,510	100	100	100	100	100	100
Deer Trace, Kohler, WI	149,881	98	98	98	96	94	96
Deer Trace II, Kohler, WI	24,410	100	100	100	100	100	100
Disney, Celebration, FL	166,131	100	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100	100
Downers Grove Mkt, Downers Grove, IL	104,449	100	97	97	97	95	95
Eastgate Shopping Center, Lombard, IL	131,601	81	79	81	79	80	80
Edinburgh Festival, Brooklyn Park, MN	91,536	92	95	93	93	84	84(a)
Elmhurst City Center, Elmhurst, IL	39,090	100	100	100	100	100	94

	Gross
	Leasable
	Area	03/31/08	06/30/08	09/30/08	12/31/08	03/31/09	06/30/09
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Fashion Square, Skokie, IL	84,580	80	80	100	80	58	50(a)
Fashion Square II, Skokie, IL	7,151	100	100	100	100	100	100
Food 4 Less (f/k/a Dominick's), Hammond, IN	71,313	100	100	100	100	100	100
Four Flaggs, Niles, IL	306,661	91	72	75	89	91	78
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	92	92	89	89	86	86(a)
Glendale Heights Retail (f/k/a Dominick's), Glendale Heights, IL	68,879	0	0	0	0	0	0(a)
Golf Road Plaza, Niles, IL	26,109	86	86	86	86	86	61
Grand and Hunt Club, Gurnee, IL	21,222	54	54	100	100	100	100
Grand Traverse Crossings (f/k/a/ Circuit City, Traverse City, MI	21,337	0	0	0	0	0	0
Hammond Mills, Hammond, IN	7,488	100	100	100	100	100	100
Hartford Plaza, Naperville, IL	43,762	100	100	100	100	100	100
Hawthorn Village, Vernon Hills, IL	98,806	97	97	99	99	99	99
Hickory Creek Market, Frankfort, IL	55,831	97	97	97	97	97	94
Home Goods Store, Coon Rapids, MN	25,145	100	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	100	100	100	100	0	0(a)
Iroquois Center, Naperville, IL	140,981	95	95	93	93	78	77(a)
Joliet Commons, Joliet, IL	158,922	92	92	100	100	92	92
Joliet Commons Phase II, Joliet, IL	40,395	100	100	100	100	100	100
Lake Park Plaza, Michigan City, IN	115,082	68	68	68	91	93	86
Lansing Square, Lansing, IL	233,508	76	77	87	87	40	39(a)
Mallard Crossing, Elk Grove Village, IL	82,929	91	91	97	91	91	91
Mankato Heights, Mankato, MN	155,173	99	100	99	99	99	99(a)
Maple Grove Retail, Maple Grove, MN	79,130	91	91	97	97	97	97
Maple Park Place, Bolingbrook, IL	218,762	100	100	100	99	87	86(a)
Medina Marketplace, Medina, OH	72,781	98	95	95	95	95	94(a)
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	16,803	79	79	79	90	90	72
Nantucket Square, Schaumburg, IL	56,981	95	91	84	85	85	90
Naper West, Naperville, IL	214,812	83	82	78	94	92	88(a)
Northgate Center, Sheboygan, WI	73,647	95	98	98	98	98	96
Oak Forest Commons, Oak Forest, IL	108,330	97	96	95	95	95	95
Oak Forest Commons III, Oak Forest, IL	7,424	38	38	0	0	0	0
Oak Lawn Town Center, Oak Lawn, IL	12,506	100	100	100	100	100	90

	Gross
	Leasable
	Area	03/31/08	06/30/08	09/30/08	12/31/08	03/31/09	06/30/09
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Oliver Square (f/k/a Dominick's), West Chicago, IL	78,158	100	100	100	100	0	0(a)
Orland Greens, Orland Park, IL	45,031	90	90	90	88	54	57(a)
Orland Park Retail, Orland Park, IL	8,500	80	80	80	80	80	80
Park Avenue Center, Highland Park, IL	64,943	67	67	85	100	85	85
Park Center Plaza, Tinley Park, IL	194,479	89	90	95	90	88	89
Park Place Plaza, St. Louis Park, MN	84,999	100	99	99	100	100	100
Park Square, Brooklyn Park, MN	137,109	89	89	87	87	87	88
Park St. Claire, Schaumburg, IL	11,859	35	35	100	35	100	100
Petsmart, Gurnee, IL	25,692	100	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	99	99	99	99	99	99
Plymouth Collection, Plymouth, MN	45,915	89	100	100	100	100	100
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	100	100	100
Quarry Retail, Minneapolis, MN	281,648	99	99	99	99	99	99
Rite-Aid (f/k/a Eckerd Drug), Chattanooga, TN	10,908	100	100	100	100	100	100
River Square Center, Naperville, IL	58,260	92	86	86	86	86	84(a)
Riverdale Commons, Coon Rapids, MN	175,802	79	79	100	99	98	98(a)
Riverdale Outlot, Coon Rapids, MN	6,566	100	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	94	96	96	96	94	94(a)
Rivertree Court, Vernon Hills, IL	298,862	97	97	97	97	96	95(a)
Rochester Marketplace, Rochester, MN	70,213	100	100	100	97	97	100
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100	100
Rose Plaza East, Naperville, IL	11,658	100	86	86	86	86	86
Rose Plaza West, Naperville, IL	14,335	41	57	57	71	71	71
Roundy’s, Waupaca, WI	63,780	100	100	100	100	100	100
Salem Square, Countryside, IL	112,310	100	100	97	97	97	97
Schaumburg Golf Road Retail (f/k/a Tweeter Home Entertainment), Schaumburg, IL	9,988	100	100	100	0	0	0
Schaumburg Plaza, Schaumburg, IL	61,485	92	92	97	94	94	94
Schaumburg Promenade, Schaumburg, IL	91,831	100	100	92	93	59	48
Shakopee Outlot, Shakopee, MN	12,285	100	100	100	100	85	85
Shakopee Valley, Shakopee, MN	146,430	100	100	100	100	100	98(a)
Shannon Square Shoppes, Arden Hills, MN	29,196	92	100	100	100	100	93
Shingle Creek, Brooklyn Center, MN	39,456	91	97	89	89	89	89
Shoppes at Grayhawk, Omaha, NB	221,000	94	93	92	91	92	92(a)
Shops at Coopers Grove, Ctry Club Hills, IL	72,518	23	23	23	20	20	20

	Gross
	Leasable
	Area	03/31/08	06/30/08	09/30/08	12/31/08	03/31/09	06/30/09
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Shops at Orchard Place, Skokie, IL	165,141	94	94	97	97	97	97
Six Corners, Chicago, IL	80,650	95	95	95	95	74	74(a)
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100	100
St. James Crossing, Westmont, IL	49,994	92	94	100	100	100	85(a)
Staples, Freeport, IL	24,049	100	100	100	100	100	100
Stuart's Crossing, St. Charles, IL	85,529	93	93	93	93	93	93
Townes Crossing, Oswego, IL	105,989	98	97	97	97	90	90
Two Rivers Plaza, Bolingbrook, IL	57,900	100	100	100	100	100	100
University Crossing, Mishawaka, IN	111,651	84	84	90	82	91	85
V. Richard's Plaza, Brookfield, WI	107,952	95	95	96	95	94	85(a)
Verizon Wireless, Joliet, IL	4,504	100	100	100	100	100	100
Village Ten Center, Coon Rapids, MN	211,472	98	98	97	97	96	96(a)
Walgreens, Jennings, MO	15,120	100	100	100	100	100	100
Wauconda Crossing, Wauconda, IL	90,290	99	18	18	17	15	15(a)
Wauconda Shopping Ctr, Wauconda, IL	34,137	100	84	84	84	84	84
West River Crossing, Joliet, IL	32,452	79	79	93	75	52	52(a)
Winnetka Commons, New Hope, MN	42,415	85	85	89	89	86	84
Woodfield Plaza, Schaumburg, IL	177,160	100	78	78	78	79	79
Woodland Commons, Buffalo Grove, IL	170,122	93	95	95	95	92	92
Woodland Heights, Streamwood, IL	120,436	94	86	92	88	88	88
	10,530,533

The following table lists the gross leaseable area and approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of the end of each quarter during 2009 and 2008.  N/A indicates the relevant joint venture did not own the investment property at the end of the quarter.

	Gross
	Leasable
	Area	03/31/08	06/30/08	09/30/08	12/31/08	03/31/09	06/30/09
Properties	(Sq Ft)	(%)	(%)	(%)	(%)	(%)	(%)

Algonquin Commons, Algonquin, IL	540,061	89	82	83	83	74	81(a)
Bank of America, Hunt Valley, MD	377,332	N/A	N/A	100	100	100	100
Bank of America, Las Vegas, NV	85,708	N/A	N/A	100	100	100	100
Bank of America, Moosic, PA	300,000	N/A	N/A	100	100	100	100
Bank of America, Rio Rancho, NM	76,768	N/A	N/A	100	100	100	100
Chatham Ridge, Chicago, IL	175,300	67	64	66	63	99	99
Cobblers Crossing, Elgin, IL	102,643	97	90	90	89	89	87
Forest Lake Marketplace, Forest Lake, MN	93,853	100	100	100	98	95	95(a)
Greentree Center & Outlot, Caledonia, WI	169,268	100	97	97	97	97	97
Mapleview, Grayslake, IL	114,804	94	96	96	96	100	100
Marketplace at Six Corners, Chicago, IL	117,000	100	100	100	100	96	96
Orland Park Place, Orland Park, IL	599,672	97	91	93	98	92	92
Randall Square, Geneva, IL	216,485	99	99	99	99	89	91(a)
Ravinia Plaza, Orland Park, IL	101,384	82	98	98	98	98	96
Regal Showplace, Crystal Lake, IL	97,066	94	96	89	88	88	88
Shoppes of Mill Creek, Palos Park, IL	102,422	94	95	94	98	98	99
Thatcher Woods, River Grove, IL	188,213	100	100	100	91	91	91
The University of Phoenix	18,018	N/A	100	100	100	100	100
Woodfield Comm E/W, Schaumburg, IL	207,452	96	96	89	71	71	98

	3,683,449

(a)

We receive rent from tenants who have vacated but are still obligated under their lease terms, which results in economic occupancy ranging from 55% to 100% at June 30, 2009 for each of these centers.

Subsequent Events

We have evaluated subsequent events through August 7, 2009, the date on which the consolidated financial statements were issued.

On July 17, 2009, we paid a cash distribution of $0.0475 per share on the outstanding shares of our common stock to stockholders of record at the close of business on June 30, 2009.

On July 17, 2009, we announced that we had declared a cash distribution of $0.0475 per share on the outstanding shares of our common stock.  This distribution is payable on August 17, 2009 to the stockholders of record at the close of business on July 31, 2009.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2009 we had no material derivative instruments, on a consolidated basis.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will generally only enter into derivative transactions that satisfy the aforementioned criteria.

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

	2009	2010	2011 (a)	2012	2013	Thereafter	Total

Fixed rate debt	7,709	145,097	230,676	67,415	763	56,648	508,308
Weighted average interest rate	5.25%	4.79%	4.61%	5.23%	-	5.66%	4.88%

Variable rate debt	-	168,342	15,000	-	-	6,200	189,542
Weighted average interest rate	-	2.37%	3.55%	-	-	0.73%	2.30%

(a)

Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $130,000.  The consolidated balance sheets are presented net of a fair value adjustment of $2,145.

The table above does not reflect indebtedness incurred after June 30, 2009.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness, fixed rate debt that matures and needs to be refinanced and hedging strategies used to reduce the impact of any increases in rates.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  At June 30, 2009, the fair value of our debt is estimated to be $184,593 for debt which bears interest at variable rates and $499,573 for debt which bear interest at fixed rates.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At June 30, 2009, approximately $189,542, or 27%, of our debt has variable interest rates averaging 2.41%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $237 for the six months ended June 30, 2009.

Equity Price Risk

We are exposed to equity price risk as a result of our investment in securities.  Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other than temporary impairments were $823 and $2,504 for the three and six months ended June 30, 2009, respectively and $2,505 and $2,510 for the three and six months ended June 30, 2008, respectively.  We believe that our investment will continue to generate dividend income and, if the stock market recovers, we could begin to recognize gains on sale once again.  However, due to general economic and credit market uncertainties, it is difficult to project the stock market and our portfolio value.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of June 30, 2009, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

We are not party to, and none of our properties is subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

We have recently changed the amount of our distributions and may change our distribution policy in the future.  Recognizing the need to maintain maximum financial flexibility in light of the current state of the capital markets and considering the dilutive impact of issuing additional shares in this offering, we decided to reduce the amount we pay as distributions for 2009 to an annualized amount equal to our estimated taxable income for 2009.

In addition, a recent Internal Revenue Service ("IRS") revenue procedure allows us to satisfy the REIT income distribution requirement by distributing up to 90% of our distributions on our common stock in shares of our common stock in lieu of paying distributions entirely in cash. Although we reserve the right to utilize this procedure in the future, we currently have no intent to do so. In the event that we pay a portion of a distribution in shares of our common stock, taxable U.S. stockholders would be required to pay tax on the entire amount of the distribution, including the portion paid in shares of common stock, in which case the stockholders might have to pay the tax using cash from other sources. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to the distribution, including in respect of all or a portion of the distribution that is payable in stock. In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on distributions, these sales would put downward pressure on the market price of our common stock.

The decision to declare and pay distributions on our common stock in the future, as well as the timing, amount and composition of any future distributions, will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, the annual distribution requirements under the REIT provisions of the Code, state law and any other factors we deem relevant. Any change in our distribution policy or the amount of distributions we pay could have a material adverse effect on the market price of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on June 17, 2009.  The following proposals were voted on at the meeting:

(1)  The stockholders of the Company elected to the board all seven director nominees with the following votes:

Nominee	For	Withheld

Thomas P. D'Arcy (Independent Director)	47,346,555	10,922,073
Daniel L. Goodwin (Director)	55,662,416	2,606,212
Joel G. Herter (Independent Director)	47,245,685	11,022,943
Heidi N. Lawton (Independent Director)	47,265,689	11,002,939
Thomas H. McAuley (Director)	46,652,923	11,615,705
Thomas R. McWilliams (Independent Director)	47,304,109	10,964,519
Joel D. Simmons (Director)	46,700,268	11,568,360

(2)   The stockholders of the Company ratified the appointment of KPMG LLP as our independent public accounting firm for the fiscal year ending December 31, 2009.  Stockholders holding 57,034,833 shares voted in favor of the proposal, stockholders holding 1,048,313 shares voted against the proposal and stockholders holding 185,482 shares abstained from voting on this proposal.

Item 5.  Other Information

Not Applicable.

Item 6.

Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference:

Item No.

Description

3.1

Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2

Amended and Restated Bylaws of the Registrant effective April 21, 2008 (2)

4.1

Dividend Reinvestment Plan of the Registrant (3)

10.1

Limited Liability Company Agreement dated as of April 22, 2009 between Inland Exchange Venture Corporation and Inland Real Estate Exchange Corporation (4)

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

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

(2)

Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated April 25, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185)

(3)

Incorporated by reference to the Registrant's Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 15, 2009 (file number 333-160582).

(4)

Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on May 7, 2009 (file number 001-32185)

(*)

Filed as part of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris
President and Chief Executive Officer (principal
executive officer)
Date:	August 6, 2009

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	August 6, 2009

Exhibit Index

Item No.

Description

3.1

Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2

Amended and Restated Bylaws of the Registrant effective April 21, 2008 (2)

4.1

Dividend Reinvestment Plan of the Registrant (3)

10.1

Limited Liability Company Agreement dated as of April 22, 2009 between Inland Exchange Venture Corporation and Inland Real Estate Exchange Corporation (4)

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

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

(2)

Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated April 25, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2008 (file number 001-32185)

(3)

Incorporated by reference to the Registrant's Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 15, 2009 (file number 333-160582).

(4)

Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on May 7, 2009 (file number 001-32185)

(*)

Filed as part of this document.