Form 10-Q
period 2009-09-30
INLAND REAL ESTATE CORP
filed 2009-11-09
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 6, 2009, there were 84,427,051 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(In thousands, except per share data)

	September 30, 2009 (unaudited)	December 31, 2008
Assets:
Investment properties:
Land	$333,433	336,917
Construction in progress	2,079	258
Building and improvements	915,698	926,455

	1,251,210	1,263,630
Less accumulated depreciation	299,723	279,945

Net investment properties	951,487	983,685

Cash and cash equivalents	7,791	5,180
Investment in securities	10,994	8,429
Accounts receivable, net	43,352	47,305
Investment in and advances to unconsolidated joint ventures	135,076	152,916
Acquired lease intangibles, net	15,107	18,055
Deferred costs, net	8,457	9,612
Other assets	10,975	11,649

Total assets	$1,183,239	1,236,831

Liabilities:
Accounts payable and accrued expenses	$36,234	30,621
Acquired below market lease intangibles, net	2,425	2,793
Distributions payable	4,009	5,431
Mortgages payable	400,322	479,935
Term loan	140,000	140,000
Line of credit facility	35,000	52,000
Convertible notes	123,446	159,661
Other liabilities	11,194	14,166

Total liabilities	752,630	884,607

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 84,399 and 66,498 Shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	844	665
Additional paid-in capital (net of offering costs of $64,294 and $58,816 at September 30, 2009 and December 31, 2008, respectively)	747,945	636,199
Accumulated distributions in excess of net income	(324,005)	(284,551)
Accumulated other comprehensive income (loss)	4,066	(2,235)

Total stockholders' equity	428,850	350,078

Noncontrolling interest	1,759	2,146

Total equity	430,609	352,224

Total liabilities and equity	$1,183,239	1,236,831

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Other Comprehensive Income
For the three and nine months ended September 30, 2009 and 2008 (unaudited)
(In thousands except per share data)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Revenues
Rental income	$29,877	33,796	90,604	98,422
Tenant recoveries	10,493	12,023	33,081	39,471
Other property income	1,325	698	3,185	2,666
Fee income from unconsolidated joint ventures	678	1,252	2,514	3,282
Total revenues	42,373	47,769	129,384	143,841

Expenses:
Property operating expenses	6,396	6,028	21,964	20,938
Real estate tax expense	8,093	8,312	23,965	24,776
Depreciation and amortization	12,407	11,444	36,243	33,770
Provision for asset impairment	2,095	-	3,918	666
General and administrative expenses	3,240	3,141	9,689	9,732
Total expenses	32,231	28,925	95,779	89,882

Operating income	10,142	18,844	33,605	53,959

Other income	876	363	1,594	3,955
Gain on sale of investment properties	-	-	341	-
Gain on sale of joint venture interest	407	288	1,773	4,263
Gain on extinguishment of debt	882	-	6,931	-
Impairment of investment securities	(156)	(1,172)	(2,660)	(3,682)
Interest expense	(8,212)	(12,163)	(26,725)	(35,331)
Income before income tax benefit (expense) of taxable REIT subsidiary, equity in earnings (loss) of unconsolidated joint ventures, discontinued operations and income attributable to noncontrolling interest	3,939	6,160	14,859	23,164

Income tax benefit (expense) of taxable REIT subsidiary	1,297	(116)	894	(522)
Equity in earnings (loss) on unconsolidated joint ventures	(13,454)	3,382	(15,560)	5,174
Income (loss) from continuing operations	(8,218)	9,426	193	27,816
Income (loss) from discontinued operations	(39)	(108)	2,485	1,223
Net income (loss)	(8,257)	9,318	2,678	29,039

Less: Net income attributable to the noncontrolling interest	(121)	(124)	(296)	(341)
Net income (loss) available to common stockholders	(8,378)	9,194	2,382	28,698

Other comprehensive income (expense):
Unrealized gain (loss) on investment securities	2,446	(3,199)	3,331	(4,002)
Reversal of unrealized loss to realized loss on investment securities	156	1,172	2,660	3,682
Unrealized gain on derivative instruments	100	54	310	33

Comprehensive income (loss)	$(5,676)	7,221	8,683	28,411

Basic and diluted earnings available to common shares per weighted average common share:

Income (loss) from continuing operations	$(0.10)	0.14	-	0.42
Income (loss) from discontinued operations	-	-	0.03	0.01
Net income (loss) available to common stockholders per weighted average common share – basic and diluted	$(0.10)	0.14	0.03	0.43

Weighted average number of common shares outstanding – basic	84,292	66,136	76,454	65,938
Weighted average number of common shares outstanding – diluted	84,356	66,193	76,512	65,997

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statement of Stockholders' Equity
For the nine months ended September 30, 2009 (unaudited)
(Dollars in thousands, except per share data)

Nine months ended September 30, 2009
Number of shares
Balance at beginning of period	66,498
Shares issued from DRP	719
Cancelled restricted shares	(2)
Issuance of shares	17,184
Balance at end of period	84,399

Common Stock
Balance at beginning of period	$665
Proceeds from DRP	8
Issuance of shares	171
Balance at end of period	844

Additional Paid-in capital
Balance at beginning of period	636,199
Proceeds from DRP	5,642
Amortization of stock compensation	328
Amortization of debt issue costs	50
Issuance of shares	111,204
Offering costs	(5,478)
Balance at end of period	747,945

Accumulated distributions in excess of net income
Balance at beginning of period	(284,551)
Net income available to common stockholders	2,382
Distributions declared	(41,836)
Balance at end of period	(324,005)

Accumulated other comprehensive income (loss)
Balance at beginning of period	(2,235)
Unrealized gain on investment securities	3,331
Reversal of unrealized loss to realized loss on investment securities	2,660
Unrealized gain on derivative instruments	310
Balance at end of period	4,066

Noncontrolling interest
Balance at beginning of period	2,146
Net income attributable to noncontrolling interest	296
Contributions to noncontrolling interest	25
Purchase of noncontrolling interest	(149)
Distributions to noncontrolling interest	(559)
Balance at end of period	1,759

Total equity	$430,609

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2009 and 2008 (unaudited)

(In thousands)

	Nine months ended September 30,2009	Nine months ended September 30, 2008
Cash flows from operating activities:
Net income	$2,382	28,698
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	3,918	666
Depreciation and amortization	36,664	34,687
Amortization of deferred stock compensation	328	295
Amortization on acquired above/below market leases	(63)	(129)
Gain on sale of investment properties	(2,349)	(1,421)
Gain on extinguishment of debt	(6,931)	-
Realized loss on investment securities, net	2,128	2,738
Noncontrolling interest	296	341
Equity in earnings (income) loss on unconsolidated ventures	15,560	(5,174)
Gain on sale of joint venture interest	(1,773)	(4,263)
Straight line rental income	562	385
Amortization of loan fees	2,234	1,635
Amortization of convertible note discount	1,079	1,358
Distributions from unconsolidated joint ventures	42	2,378
Changes in assets and liabilities:
Restricted cash	382	1,982
Accounts receivable and other assets, net	5,304	(6,397)
Accounts payable and accrued expenses	5,651	2,344
Prepaid rents and other liabilities	(3,193)	(1,181)
Net cash provided by operating activities	62,221	58,942

Cash flows from investing activities:
Restricted cash	(232)	(184)
Proceeds from sale of interest in joint venture, net	24,090	35,365
Sale of investment securities, net	1,318	842
Purchase of investment properties	-	(180,580)
Additions to investment properties, net of accounts payable	(12,460)	(11,547)
Proceeds from sale of investment properties, net	7,712	13,636
Distributions from unconsolidated joint ventures	9,810	11,913
Investment in unconsolidated joint ventures	(28,335)	(10,449)
Mortgages receivable	(515)	22,872
Leasing fees	(2,013)	(1,031)
Net cash used in investing activities	(625)	(119,163)

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2009 and 2008 (unaudited)

(In thousands)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Cash flows from financing activities:
Proceeds from the DRP	$5,650	8,246
Issuance of shares, net of offering costs	105,897	-
Purchase of non controlling interest, net	(124)	-
Loan proceeds	-	130,085
Payoff of debt	(75,784)	(117,356)
Net Proceeds (repayments) under line of credit facility	(17,000)	(50,000)
Proceeds from term loan	-	140,000
Convertible notes	(31,040)	-
Loan fees	(235)	(2,144)
Other current liabilities	(2,532)	(4,245)
Distributions paid	(43,258)	(48,461)
Distributions to noncontrolling interest partners	(559)	(563)
Net cash provided by (used in) financing activities	(58,985)	55,562

Net increase (decrease) in cash and cash equivalents	2,611	(4,659)

Cash and cash equivalents at beginning of period	5,180	18,378

Cash and cash equivalents at end of period	$7,791	13,719

Supplemental disclosure of cash flow information

Cash paid for interest, net of capitalized interest	$23,206	34,202

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2009 (unaudited)
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

The Company had no uncertain tax positions as of September 30, 2009. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of September 30, 2009. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2009 and 2008, or in the consolidated balance sheets as of September 30, 2009. As of September 30, 2009, returns for the calendar years 2005 through 2008 remain subject to examination by U.S. and various state and local tax jurisdictions.

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
September 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

During the nine months ended September 30, 2009, the Company recorded an impairment loss of $1,695 related to a 229,639 square foot community center located in Michigan City, Indiana, as well as an impairment loss of $129 related to a 12,903 square foot neighborhood retail center located in Montgomery, Illinois.  During the nine months ended September 30, 2008, the Company recorded an impairment loss of $666 related to an 86,004 square foot neighborhood retail center located in Madison, Wisconsin.  Each of these properties was subsequently sold and the losses are included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of convertible instruments. The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The debt is subsequently accreted to its par value over its expected life with a rate of interest being reflected in earnings that reflects the market rate at issuance. The Company has recorded $9,627 to additional paid in capital on the accompanying consolidated balance sheets, for each period, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The total principal amount outstanding was $125,000 and 164,500 as of September 30, 2009 and December 31, 2008, respectively.

Effective January 1, 2009, the Company expenses acquisition costs for future investment property acquisitions to record the acquisition at its fair value.  Prior to January 1, 2009, the Company capitalized all acquisitions costs as part of the value of the investment property as an addition to building and improvements.

Noncontrolling Interests

The Company includes the accounts of all entities in which it holds a controlling financial interest in its consolidated financials statements. A controlling financial interest was typically attributable to the entity with a majority voting interest. However, controlling financial interests may be achieved through arrangements that do not involve voting interests. The controlling financial interest is held by the entity that will absorb a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.

A noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

The consolidated results of the Company include the accounts of Inland Ryan LLC, Inland Ryan Cliff Lake LLC and IRC-IREX Venture, LLC.  The Company has determined that these interests are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

Recent Accounting Principles

Newly issued guidance, which amends existing guidance will change the analysis surrounding the determination of the primary beneficiary of a variable interest entity as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity, b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, d) to amend certain guidance for determining whether an entity is a variable interest entity, e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The new guidance is effective for the first annual reporting period that begins after November 15, 2009. Early adoption is prohibited.  The Company is currently evaluating the impact of the adoption of this new guidance on its consolidated financial statements.

(2)

Investment Securities

Investment in securities of $10,994 and $8,429 at September 30, 2009 and December 31, 2008, respectively consist of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value.  The Company acquires stock on margin and the margin loan is subject to separate terms and conditions.  At September 30, 2009 and December 31, 2008 the loan balances were $1,025 and $3,537, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.  Declines in the value of our investment securities could impact our ability to borrow on margin in the future.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  The Company has recorded a net unrealized gain of $4,034 on the accompanying consolidated balance sheets as of September 30, 2009, and a net unrealized loss of $1,957 as of December 31, 2008, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the nine months ended September 30, 2009 and 2008 resulted in gains on sale of $532 and $943, respectively, which are included in other income in the accompanying consolidated statements of operations and other comprehensive income.  Dividend income is recognized when earned.

The Company evaluates its investments for impairment quarterly.  The Company's policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary.  During the nine months ended September 30, 2009 and 2008, the Company recognized an impairment charge of $2,660 and $3,682, respectively, with respect to its investment in perpetual preferred and common securities.  Due to various factors, including the extent and duration during which the market price had been below cost, the Company concluded the decline in value was other than temporary.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 were as follows:

Less than 12 months	12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$16	(4)	935	(44)	951	(48)

Non-REIT Stock	$14	(5)	-	-	14	(5)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2009 (unaudited)
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

Joint Venture Entity	Company's Profit/Loss Allocation Percentage at September 30, 2009 (a)	Investment in and advances to unconsolidated joint ventures at September 30, 2009	Investment in and advances to unconsolidated joint ventures at December 31, 2008

IN Retail Fund LLC	50%	$50,011	56,646
NARE/Inland North Aurora I, II & III	45%	23,597	9,772
Oak Property and Casualty	33%	1,215	1,112
TMK/Inland Aurora Venture LLC	40%	5,490	9,220
PDG/Tuscany Village Venture LLC	15%	8,422	7,501
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC	85%	16,508	12,325
TDC Inland Lakemoor LLC	48%	2,633	8,403
IRC/IREX Venture LLC	(b)	27,200	47,937

Investment in and advances to joint ventures		$135,076	152,916

(a)

The profit/loss allocation percentage is allocated after the calculation of the Company's preferred return.

(b)

The Company’s profit/loss allocation percentage varies based on the amount of interest it holds in the properties that are in the selling process.

The unconsolidated joint ventures had total outstanding debt in the amount of $450,439 (total debt, not the Company's pro rata share) at September 30, 2009 that matures as follows:

Joint Venture Entity	2009	2010	2011	2012	2013	Thereafter	Total

IN Retail Fund LLC (a)	$-	-	56,546	47,300	34,646	126,355	264,847
NARE/Inland North Aurora I (b)	-	-	17,708	-	-	-	17,708
NARE/Inland North Aurora II	-	-	3,549	-	-	-	3,549
NARE/Inland North Aurora III	-	-	13,819	-	-	-	13,819
PDG/Tuscany Village Venture (c)	9,052	-	-	-	-	-	9,052
PTI Ft. Wayne LLC (d)	-	-	16,363	-	-	-	16,363
PTI Boise LLC (e)	-	3,696	-	-	-	-	3,696
PTI Westfield LLC (f)	-	9,000	-	-	-	-	9,000
TDC Inland Lakemoor LLC (g)	-	-	22,105	-	-	-	22,105
IRC/IREX Venture LLC	-	-	-	-	90,300	-	90,300

Total unconsolidated joint venture debt	$9,052	12,696	130,090	47,300	124,946	126,355	450,439

(a)

The Company has guaranteed its pro rata share of one loan included in the thereafter column in the amount of approximately $9,900.

(b)

The Company has guaranteed approximately $1,100 of the 2011 maturity.

(c)

This loan matured in September 2009.  The Company is not a party to this loan agreement and therefore has not guaranteed any portion of this loan.  The Company's joint venture partner is currently engaged in active negotiations with the lender to extend and restructure this loan at market terms currently available.  The lender has not taken any negative actions against the venture in relation to this debt maturity.

(d)

This loan matures in June 2011.  The Company has guaranteed approximately $8,200 of this outstanding loan.

(e)

This loan matures in March 2010.  In September 2009, the Company purchased the mortgage from the lender at a discount and became a lender to the joint venture.  Subsequent to the end of the quarter, the Company extended the maturity date to the joint venture to October 2010.

(f)

This loan matures in December 2010.  The Company has guaranteed approximately $2,100 of this outstanding loan.

(g)

This loan matures in August 2011.  The Company has guaranteed approximately $4,100 of this outstanding loan.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

The Company has guaranteed approximately $25,400 of unconsolidated joint venture debt as of September 30, 2009. These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  The Company would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents.  The Company is required to estimate the fair value of these guarantees and record a corresponding liability.  The Company has determined that the fair value of such guarantees are immaterial as of September 30, 2009 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

The Company's proportionate share of the earnings or losses related to these ventures is reflected as equity in earnings (loss) on unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income.  During the three and nine months ended September 30, 2009, the Company earned $678 and $2,514, respectively in fee income from its unconsolidated joint ventures, as compared to $1,252 and $3,282 for the three and nine months ended September 30, 2008, respectively.  This fee income decreased due in most part to acquisition fees on the properties purchased for the Company's joint venture with IREX.  During the nine months ended September 30, 2009 and 2008, the overall decrease was partially offset by increased management fees on an increased number of properties in unconsolidated joint ventures.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at fair value.  During the three and nine months ended September 30, 2009, the following impairment losses are included in equity in earnings (loss) on unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.

Joint Venture Entity	Total impairment	Company's pro rata share

NARE/Inland North Aurora II	$(3,181)	(1,431)
NARE/Inland North Aurora III	(4,276)	(1,924)
PTI Westfield LLC	(5,713)	(4,856)
TDC Inland Lakemoor LLC	(11,299)	(5,424)

	$(24,469)	(13,635)

In addition to the impairment charges above, the Company recorded $2,095 in impairment loss related to basis differences recorded for interest costs incurred for each project that could have been avoided.  This loss is included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.  No impairment charges were required during the three and nine months ended September 30, 2008.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  Differences between the Company's investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the nine months ended September 30, 2009 and 2008, the Company recorded $1,075 and $1,083, respectively, of amortization of this basis difference.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

During the nine months ended September 30, 2009, the Company did not acquire any investment properties on behalf of its joint venture with IREX.  The joint venture is in various stages of selling properties acquired in 2008.  During the nine months ended September 30, 2009, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  The Company and its joint venture partner have agreed to temporarily waive the management fees that may be charged on the Bank of America properties.  It is the Company's intention that these fees will be reinstated gradually over the next two to three years.  Additionally, in conjunction with the sales, the Company recorded gains of approximately $407 and $1,773, for the three and nine months ended September 30, 2009, respectively, as compared to $288 and $1,070 for the three and nine months ended September 30, 2008.  These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

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

Summarized financial information for the unconsolidated joint ventures is as follows:

Balance Sheet:	September 30, 2009	December 31, 2008

Assets:
Investment in real estate, net	$723,325	786,980
Other assets	58,900	65,375

Total assets	$782,225	852,355

Liabilities:
Mortgage payable	$450,439	487,221
Other liabilities	44,441	47,861

Total liabilities	494,880	535,082

Total equity	287,345	317,273

Total liabilities and equity	$782,225	852,355

Investment in and advances to unconsolidated joint ventures	$135,076	152,916

Statement of Operations:	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008

Total revenues	$17,650	21,569	53,316	56,175
Total expenses	(43,625)	(15,676)	(84,738)	(48,642)

Income (loss) from continuing operations	$(25,975)	5,893	(31,422)	7,533

Inland’s pro rata share of income (loss) from continuing operations (a)	$(13,454)	3,382	(15,560)	5,174

(a)

IRC's pro rata share includes the amortization of certain basis differences and an elimination of IRC's pro rata share of the management fee expense.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2009 (unaudited)
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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair value measurements at September 30, 2009 using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Available for sale securities	$10,994

Total assets	$10,994	-	-

Derivative interest rate instruments liabilities (a)	$-	403	-
Variable rate debt	-	-	205,074
Fixed rate debt	-	-	483,559

Total liabilities	$-	403	688,633

(a)

The derivative interest rate instruments are held through certain of the Company's unconsolidated joint ventures.  The amount in the above table reflects the entire liability of the instruments.  The Company may be required to make an additional capital contribution of $193, its pro rata share of this amount, to cover the joint venture's liability.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company's total debt is estimated to be $205,074 for debt which bears interest at variable rates and $483,559 for debt which bears interest at fixed rates.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company's lenders.

(5)

Mortgages and Notes Receivable

In September 2009, the Company purchased the mortgage on its development property held through its unconsolidated joint venture, PTI Boise LLC, at a discount to its face value.  As a result of this transaction, the Company became the lender to the joint venture and recorded a note receivable of $3,700 and a deferred gain in the amount of $1,000 related to the discount received for early payoff.  This note receivable is included in investment in and advances to unconsolidated joint ventures and the deferred gain is included in other liabilities on the accompanying consolidated balance sheets.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

In conjunction with the sale of Montgomery Plaza in Montgomery, Illinois, the Company gave a purchase money mortgage to the buyer in the amount of $515.  The buyer is required to pay interest only on a monthly basis at a rate of 6.0% per annum, as well as monthly payments for taxes and insurance.  The balance of the mortgage, and any unpaid interest, taxes and insurance are to be paid on May 1, 2012.  The Company recorded $15 of interest income for the nine months ended September 30, 2009.  No interest income was recorded for the nine months ended September 30, 2008 related to this mortgage receivable.

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with a wholly owned subsidiary of Tri-Land Properties, Inc., dated February 1, 2001.  The Company continued to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The loan matured on June 30, 2008.  The Company received the entire balance of the mortgage receivable and accrued interest upon maturity.  The Company recorded a gain of $3,193 upon repayment of the outstanding balance.  This gain was the result of the sale of the Company’s equity investment related to the previous joint venture agreement and had been deferred as the Company did not qualify for gain recognition due to the lack of initial investment and continuing involvement.  Additionally, the Company recorded $887 of interest income for the nine months ended September 30, 2008.

(6)

Transactions with Related Parties

During the nine months ended September 30, 2009 and 2008, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing from, or through, affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $70 per hour and $80 per hour for consulting fees.  The Company continues to purchase these services from The Inland Group, Inc. and its affiliates and for the nine months ended September 30, 2009 and 2008, these expenses, totaling $834 and $1,408, respectively, are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the nine months ended September 30, 2009 and 2008 were $308 and $342, respectively and are included in general and administrative expenses.  The Inland Group, Inc., through affiliates, beneficially owns approximately 13.5% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc. or its affiliates.

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $59 and $135 for these services during the nine months ended September 30, 2009 and 2008, respectively.

In May 2005, the Company acquired a 1% interest in The Inland Real Estate Group of Companies, Inc. for a purchase price of $1.  The Inland Real Estate Group of Companies, Inc. provides assistance in the marketing of the Company's investment properties and provides representation at various trade shows and conventions.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

On September 5, 2006, IVC, a TRS previously formed by the Company, entered into a limited liability company agreement with IREX (the "September 5 Agreement"), a wholly-owned subsidiary of The Inland Group, Inc.  The resulting joint venture was formed to facilitate IVC's participation in tax-deferred exchange transactions pursuant to Section 1031 of the Internal Revenue Code using properties made available to the joint venture by IVC.  The Company executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  IVC coordinated the joint venture's acquisition, property management and leasing functions, and earned fees for services provided to the joint venture, including management and leasing fees, as well as acquisition fees, which were split equally between IVC and IREX.  This joint venture agreement expired during 2008, however, it continues to govern the properties that had already been acquired for this venture, but have not been completely sold.

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

The Company is a member of a limited liability company formed as an insurance association captive (the "Captive"), which is owned in equal proportions by the Company and two other related REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc. The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  The Captive was formed to initially insure/reimburse the members' deductible obligations for the first $75 above the insured's maintenance deductible of $25 of property insurance and $100 of general liability insurance.  The Company entered into the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a VIE and the Company is not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.

(7)

Discontinued Operations

During the nine months ended September 30, 2009 and the year ended December 31, 2008, the Company sold a total of seven investment properties.  Additionally, the Company has sold a portion of one investment property.  For federal and state income tax purposes, sales can be treated as tax deferred exchanges and, as a result, the tax gains would be deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales would be deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions and would be included in other assets on the accompanying consolidated balance sheets.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of September 30, 2009, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at September 30, 2009 and December 31, 2008, the Company has recorded $247 and $266, respectively of assets related to discontinued operations and $7 and $135, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three months ended September 30, 2009, the Company has recorded a loss from discontinued operations of $39, and for the nine months ended September 30, 2009, the Company has recorded income from discontinued operations of $2,485, including net gains on sale of $2,008.  No such gains were recorded during the three months ended September 30, 2009.  For the three months ended September 30, 2008, the Company recorded a loss from discontinued operations of $108, including a loss on sale of $16, and for the nine months ended September 30, 2008, the Company recorded income from discontinued operations of $1,223, including gains on sale of $1,331.

(8)

Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include decreases of $562 and $385 for the nine months ended September 30, 2009 and 2008, respectively of rental income for the period of occupancy for which stepped rent increases apply and $16,665 and $17,227 in related accounts receivable as of September 30, 2009 and December 31, 2008, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

(9)

Mortgages Payable

The Company's mortgages payable are secured by certain of the Company's investment properties.  Mortgage loans outstanding as of September 30, 2009 were $400,322 and had a weighted average interest rate of 4.66%.  Of this amount, $365,780 had fixed rates ranging from 3.99% to 7.65% and a weighted average fixed rate of 4.97% as of September 30, 2009.  The remaining $34,542 of mortgage debt represented variable rate loans with a weighted average interest rate of 1.39% as of September 30, 2009.  As of September 30, 2009, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through January 2018.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, based on debt outstanding at September 30, 2009 and weighted average interest rates for the debt maturing in each specified period.

	2009 (a)	2010 (a)	2011	2012	2013	Thereafter	Total
Maturing debt:
Fixed rate debt	$7,561	$132,717	$100,676	$67,415	$763	$56,648	365,780
Variable rate debt	-	28,342	-	-	-	6,200	34,542

Weighted average interest rate
Fixed rate debt	5.25%	4.80%	4.59%	5.23%	-	5.66%	4.97%
Variable rate debt	-	1.54%	-	-	-	0.73%	1.39%

(a)

Approximately $124,504 of the Company's mortgages payable mature prior to October 2010.  Subsequent to the end of the quarter, the Company retired the 2009 maturity of $7,400 with proceeds drawn on its unsecured line of credit facility and cash from operations.  The Company intends to refinance the 2010 maturities at market terms available at the time of the maturity.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

The Company recorded a gain on the extinguishment of debt in the amount of $619 related to the early payoff of certain of the Company's mortgages payable during the three and nine months ended September 30, 2009.

(10)

Line of Credit Facility

On April 21, 2008, the Company completed a third amendment to its line of credit facility.  The aggregate commitment of the Company's line is $300,000, which includes a $145,000 accordion feature, and matures on April 20, 2011.  The Company pays interest only on draws under the line at the rate equal to either 0 – 30 basis points over the Prime Rate or 100 – 150 basis points over LIBOR in effect at the time of borrowing.  As of September 30, 2009, the weighted average interest rate on outstanding draws was 2.19%.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In conjunction with this amendment, the Company paid approximately $1,000 in fees and costs.  The outstanding balance on the line of credit facility was $35,000 and $52,000 as of September 30, 2009 and December 31, 2008, respectively.

The line of credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2009, the Company was in compliance with these covenants.

(11)

Term Loan

On September 2, 2008, the Company entered into a $140,000 two year unsecured term loan agreement with a lending group comprised of five banks.  The Company has the right to increase the term loan amount to $200,000, provided certain circumstances are met.  The Company pays interest only, on a monthly basis during the term of the term loan, with all outstanding principal and unpaid interest due upon termination of the loan.  Borrowings under the term loan bear interest at a variable rate equal to either 50 basis points over the Prime rate or 200 basis points over LIBOR, in effect at the time of borrowing.  The interest rate was 2.25% at September 30, 2009.  The term loan matures September 2, 2010.  The Company expects to refinance this term loan at market terms available at the time of the maturity.

The term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2009, the Company was in compliance with these covenants.

(12)

Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026, which included the exercise by the initial purchasers of their option to purchase an additional $10,000 to cover over-allotments.  As of September 30, 2009, the Company has repurchased, at a discount, a total of $55,000 in principal of its convertible senior notes using available funds.  In conjunction with the repurchases, the Company recorded approximately $6,312 and $3,412 in gains on the extinguishment of debt during the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.  Subsequent to the debt repurchases, approximately $125,000 in principal remains outstanding at September 30, 2009.

Interest on the notes is payable on May 15 and November 15 of each year beginning May 15, 2007.  The notes mature on November 15, 2026 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The earliest date these notes can be redeemed by holders is November 15, 2011.  Prior to November 21, 2011, the Company may not redeem the notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  However, on or after November 21, 2011, the Company may redeem the notes, in whole or in part, subject to the redemption terms in the note.  Following the occurrence of certain change in control transactions, the Company may be required to repurchase the notes in whole or in part for cash at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest.  At September 30, 2009, the Company has recorded $2,168 of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company's consolidated balance sheets at September 30, 2009.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

Holders may convert their notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of September 30, 2009, for each $1 principal amount of notes was 48.2824 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of convertible instruments.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance.  The following table sets forth the debt and equity components included in the consolidated balance sheets at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008

Equity Component (a)	$9,597	9,547

Debt Component	$126,523	165,026
Unamortized Discount (b)	(3,077)	(5,365)

Net Carrying Value	$123,446	159,661

(a)

The equity component is net of equity issuance costs and accumulated amortization of $30 and $80 at September 30, 2009 and December 31, 2008, respectively.

(b)

The unamortized discount will be amortized into interest expense on a monthly basis through November 2011.

Total interest expense related to the convertible notes for the three and nine months ended September 30, 2009 and 2008 was calculated as follows:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008

Interest expense at coupon rate	$1,525	2,081	5,012	6,244
Discount amortization	331	459	1,079	1,358

Total interest expense (a)	$1,856	2,540	6,091	7,602

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
September 30, 2009 (unaudited)
(In thousands, except per share data and square footage amounts)

As of September 30, 2009, 123 shares of common stock issued pursuant to employment agreements were outstanding, of which 62 have vested.  Additionally, the Company issued 54 shares pursuant to employment incentives of which 30 have vested and five have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of September 30, 2009 and December 31, 2008, options to purchase 73 and 45 shares of common stock, respectively at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  No options were exercised during the nine months ended September 30, 2009 and the year ended December 31, 2008.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

In May 2009, the Company completed an equity offering of approximately 17,135 common shares at a price of $6.50 per share.  Net of underwriting fees, the offering provided net proceeds to the Company of approximately $106,400, excluding offering costs.  The Company utilized $80,000 of offering proceeds to pay down to zero the balance outstanding on its line of credit facility as of the close of the offering.  The Company also used approximately $16,000 of equity offering proceeds to repurchase $20,000 in principal amount of its convertible senior notes at a discount to the original face amount and $10,000, along with proceeds from the line of credit, was used to retire indebtedness of $22,500 of secured mortgage debt with a fixed rate of 4.65% that was due to mature in January 2010.

The basic weighted average number of common shares outstanding were 76,454 and 65,938 for the nine months ended September 30, 2009 and 2008, respectively.  The diluted weighted average number of common shares outstanding were 76,512 and 65,997 for the nine months ended September 30, 2009 and 2008, respectively.

(14)

Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers and employment incentives.  As of September 30, 2009, the Company has issued the following shares, net of cancelled shares:

Fiscal year shares issued	Shares issued pursuant to employment agreements	Shares issued pursuant to employment incentives	Average share price on the date of issuance	Aggregate value of shares issued pursuant to employment agreements	Aggregate value of shares issued pursuant to employment incentives	Deferred stock compensation

Prior to 2004	5	-	$11.00	$60	$-	$-
2004	32	14	12.93	411	184	-
2005	19	10	15.18	290	147	61
2006	8	7	16.01	129	108	79
2007	5	5	17.36	92	81	82
2008	13	5	14.45	186	74	139
2009	41	8	7.83	322	63	269

	123	49		$1,490	$657	$630

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the share value was determined to be equal to the last price at which the Company sold shares, prior to its listing on the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  The officers may receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $339 and $246 were recorded in connection with the vesting of these shares, for the nine months ended September 30, 2009 and 2008, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2009 (unaudited)
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

(16)

Subsequent Events

The Company has evaluated subsequent events through November 6, 2009, the date on which the consolidated financial statements were issued.

On October 19, 2009, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on September 30, 2009.

On October 19, 2009, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on November 17, 2009 to the stockholders of record at the close of business on November 2, 2009.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  We intend for these forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  Examples of factors which could affect our performance are set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on February 27, 2009 and our Quarterly Report on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on August 6, 2009,  under the heading "Risk Factors."

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

•

a discussion of our consolidated balance sheets and consolidated statements of cash flows and how the changes in balance sheet and cash flow items from period to period impact our liquidity and capital resources; and

•

a discussion of our results of operations, including changes in Funds From Operations ("FFO") from year to year.

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

We had no uncertain tax positions as of September 30, 2009.  We expect no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of September 30, 2009. We have no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2009 or in the consolidated balance sheets as of September 30, 2009.  As of September 30, 2009, returns for the calendar years 2005 through 2008 remain subject to examination by U.S. and various state and local tax jurisdictions.

Executive Summary

We are an owner/operator of neighborhood, community, power, lifestyle and single tenant retail centers. We are a self-administered REIT incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  Through our TRS, we also manage properties owned by ventures in which we may or may not be a partner.  As of September 30, 2009, we owned interests in 139 investment properties, including those owned through our unconsolidated joint ventures.  Properties under development are not included as investment properties until they reach what we believe is a stabilized occupancy rate.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources include, but are not limited to, amounts raised from the sale of securities, including shares of common stock under our Dividend Reinvestment Plan ("DRP"), draws on our line of credit facility, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.

In order to mitigate the decline in our revenues we will attempt to re-lease those spaces that are vacant, or may become vacant, at existing properties, at more favorable rental rates and generally will acquire additional investment properties, if circumstances allow.  During the nine months ended September 30, 2009, we executed 57 new, 138 renewal and three non-comparable leases (new, previously unleased space), aggregating approximately 1,076,000 square feet on our consolidated portfolio.  The 57 new leases comprise approximately 242,000 square feet with an average rental rate of $13.04 per square foot, a 12.0% decrease over the average expiring rate.  The 138 renewal leases comprise approximately 814,000 square feet with an average rental rate of $11.44 per square foot, a 2.5% increase over the average expiring rate.  The three non-comparable leases comprise approximately 20,000 square feet with an average base rent of $15.37.  During the remainder of 2009, 69 leases will be expiring in our consolidated portfolio, which comprise approximately 350,000 square feet and account for approximately 2.5%, of our annualized base rent.  We will attempt to renew or re-lease these spaces at more favorable rental rates to increase revenues and cash flow, but there is no assurance we will be successful.

Consolidated Occupancy	As of September 30, 2009	As of September 30, 2008

Leased Occupancy (a)	93.3%	94.6%
Financial Occupancy (b)	92.5%	94.4%
Same Store Financial Occupancy	92.5%	94.4%

Unconsolidated Occupancy	As of September 30, 2009	As of September 30, 2008

Leased Occupancy (a)	96.2%	95.4%
Financial Occupancy (b)	95.6%	92.6%

Total Occupancy	As of September 30, 2009	As of September 30, 2008

Leased Occupancy (a)	94.1%	94.8%
Financial Occupancy (b)	93.3%	94.0%

(a)

Leased occupancy is defined as the percentage of gross leasable area for which there is a signed lease, regardless of whether the tenant is currently obligated to pay rent under their lease agreement.

(b)

Financial Occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.

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

The effect of the current economic downturn is having an impact on many retailers in our portfolio.  Certain national retail chains filed for bankruptcy in 2008, including Wickes Furniture, Linens N Things and Circuit City that have had a negative impact on our portfolio.  Analysts expect that more retailers will file for bankruptcy in 2009.  During 2009, bankruptcy filings such as, but not limited to, Ritz Camera, Washington Mutual and Robbins Brothers have had a negative impact on our revenues as certain locations have closed.  In addition to those who have filed, or may file, bankruptcy, many retailers have announced store closings and a slow down in their expansion plans which also could have a negative impact on our portfolio.

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

Also in 2008, Linens N Things, a tenant at three of our investment properties, comprising approximately 92,000 gross leasable square feet, filed for bankruptcy.  All three of the leases were rejected and the stores have closed.  Linens N Things represented less than one percent of our 2008 annual base rent.  We have been able to re-lease one of the three vacated stores at a rental rate lower than the rejected lease.

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

There continues to be concern surrounding the state of the economy.  Not only have we seen an increase in store closings and national tenant bankruptcies, but the local tenants are showing signs of stress as well, at our properties.  We are seeing our outstanding receivables rise, which in some cases requires us to record an allowance based on the collectability of these outstanding amounts.  As of September 30, 2009 and December 31, 2008, we had recorded an allowance in the amount of approximately $3,700 and $2,200, respectively, during each period related to these uncollectible amounts which is included in accounts receivable on the accompanying consolidated balance sheets.   Evictions are becoming more numerous and requests for rent relief, in the form of reductions or deferrals, are becoming more frequent.  However, there are some strong retailers who are seeking to increase their presence.  We believe that our properties are well located and offer prime locations for these expansions.

Our largest expenses relate to the operation of our properties as well as the interest expense on our mortgages payable and other debt obligations.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.  Pursuant to the lease agreements, most tenants of the property are required to reimburse us for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property.  In light of the current economic conditions, we have lowered our estimates of the amounts that will be recovered from our current tenants due to the stress they appear to be experiencing on their businesses and on their cash flows.  Some of the tenants have begun to default on their lease obligations or seek rent relief or deferrals.  This loss in recovery income has had a significant affect on our consolidated financial statements.  To the extent that we ultimately decide to amend leases to reduce the tenant's reimbursement obligations, our results of operations and financial condition may be adversely affected.  We have successfully re-tenanted certain vacancies created by retailer bankruptcies and expect to record revenues from the replacement tenants by the end of 2009 as these businesses begin paying rent and reimbursing their pro rata share of property operating and real estate tax expenses.

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

Acquisitions and Dispositions

During the nine months ended September 30, 2009 and the year ended December 31, 2008, we completed the following acquisitions and dispositions:

The table below presents investment property acquisitions during the year ended December 31, 2008.  No investment property acquisitions were made during the nine months ended September 30, 2009.

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

(a)

These properties were acquired through our joint venture with Inland Real Estate Exchange Corporation ("IREX")

(b)

This property was contributed to our joint venture with IREX on May 15, 2008.

The table below presents investment property dispositions during the nine months ended September 30, 2009 and the year ended December 31, 2008

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain/Loss on Sale

07/15/09	University of Phoenix (a)	Merrillville	IN	18,018	$6,680	$-
04/30/09	Lake Park Plaza (partial)	Michigan City	IN	114,557	1,706	8
04/08/09	Montgomery Plaza	Montgomery	IL	12,903	720	-
02/10/09	Western-Howard Plaza	Chicago	IL	11,974	1,845	117
01/30/09	Wisner-Milwaukee Plaza	Chicago	IL	14,426	4,000	1,883
01/21/09	Fox Run Square (a)(c)	Naperville	IL	143,512	26,710	341
09/03/08	High Point Center	Madison	WI	86,004	7,400	(16)
07/22/08	Greenfield Commons (a)	Aurora	IL	32,258	7,276	-
07/07/08	AT&T (a)(b)	Davenport	IA	75,000	49,515	-
07/07/08	AT&T (a)(b)	Evansville	IN	102,530	-	-
07/07/08	AT&T (a)(b)	Joplin	MO	75,000	-	-
04/17/08	Wilson Plaza	Batavia	IL	11,160	1,735	606
03/31/08	Rainbow Foods (a)	West St. Paul	MN	61,712	8,075	-
03/27/08	Delavan Crossing (a)	Delavan	WI	60,930	11,070	-
03/21/08	FMC Technologies (a)	Houston	TX	462,717	71,900	-
02/28/08	Terramere Plaza	Arlington Heights	IL	40,965	5,300	876
02/13/08	Walgreens – Decatur	Decatur	IL	13,500	400	(46)
01/23/08	Apria Healthcare (a)	Schaumburg	IL	40,906	9,950	-

				1,378,072	$214,282	$3,769

(a)

This property is included as a disposition as all of the interest has been sold through our joint venture with IREX.

(b)

The interests in the three AT&T properties were sold together as a package.  The sale price of $49,515 was for all three properties.

(c)

This property was contributed to our joint venture with IREX and the gain shown relates to our contribution of the property to the joint venture.  The gain is included in gain on sale of investment property on the accompanying consolidated statements of operations and other comprehensive income.

Development property dispositions during the nine months ended September 30, 2009 and the year ended December 31, 2008

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Sales Price

09/29/09	Savannah Crossing	TMK Development, Inc	Aurora	IL	2	$4,700
08/11/08	North Aurora Outlots Phase I	North American Real Estate	North Aurora	IL	2	5,300
07/18/08	Orchard Crossing	Pine Tree Institutional Realty, LLC	Ft. Wayne	IN	1	1,200
06/18/08	North Aurora Outlots Phase II	North American Real Estate	North Aurora	IL	5	2,443
01/10/08	Savannah Crossing	TMK Development, Inc	Aurora	IL	1	1,523

					11	$15,166

Proceeds from these sales were used to pay down the outstanding balances on the respective loans, with the exception of the proceeds from the Savannah Crossing sales which were a return of equity to us.

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

Effective January 1, 2009, we expense acquisition costs for future investment property acquisitions to record the acquisition at its fair value.  Prior to January 1, 2009, the Company capitalized all acquisition costs as part of the value of the investment property as an addition to building and improvements.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the weighted average lease term for each property as a component of amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of September 30, 2009, we had not allocated any amounts to customer relationships.

The valuation and possible subsequent impairment in the value of our investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

Cost Capitalization and Depreciation Policies.  We review all expenditures and capitalize any item that is deemed to be an upgrade or a tenant improvement.  If we capitalize more items, current depreciation expense would be higher; however, total current expenses would be lower.  Depreciation expense is computed using the straight-line method over estimated useful lives of each asset category.

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

Investment in Securities.  We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at September 30, 2009 and December 31, 2008 consist of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at September 30, 2009 and December 31, 2008 were $7,791 and $5,180, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during the nine months ended September 30, 2009 and 2008.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions could periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, we do not believe the risk is significant based on our review of the rating of the institutions where our cash is deposited.  Additionally, FDIC insurance coverage has been increased to $250,000 and in some circumstances, the coverage is unlimited.  In June 2009, the FDIC extended the new deposit insurance limit through 2013.  This was originally set to expire in December 2009.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares or our common stock sold under our DRP, our draws on our line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  As of September 30, 2009, we were in compliance with the covenants on our line.  We had up to $120,000 available under our $155,000 line of credit facility and an additional $145,000 available under an accordion feature.  If necessary, such as for new acquisitions, we believe we can generate capital by entering into financing arrangements or joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties, joint venture commitments and to repay draws on the line of credit facility.

In May 2009, we completed an equity offering of approximately 17,135 common shares at a price of $6.50 per share.  Net of underwriting fees, the offering provided net proceeds of approximately $106,400, excluding offering costs.  We utilized $80,000 of offering proceeds to pay down to zero the balance outstanding on our line of credit facility as of the close of the offering.  We also used approximately $16,000 of equity offering proceeds to repurchase $20,000 in principal amount of our convertible senior notes at a discount to the original face amount and $10,000, along with proceeds from the line of credit, was used to retire indebtedness of $22,500 of secured mortgage debt with a fixed rate of 4.65% that was due to mature in January 2010.

Certain joint venture commitments require us to invest cash in properties under development and in properties that do not necessarily meet our investment criteria but which are offered for syndication through our joint venture with IREX.  Capital has been committed for periods longer than expected since development timelines are longer and syndication velocity is slower than anticipated.  As of September 30, 2009, we had invested an aggregate amount of approximately $83,850 in our development and IREX joint ventures.  We have delayed completion of our development projects from our original 2010 and 2011 completion dates to one to two years beyond that point due to challenging conditions.  Therefore, our investment of $56,650 in our development projects will be committed longer than originally anticipated.  During the three months ended September 30, 2009, we invested approximately $19,000 of preferred equity in these ventures to pay down the principal on the loans and negotiated dollar for dollar reductions of loan guarantees on certain projects.  Additionally, the syndication of the four buildings leased by Bank of America that are being marketed through our joint venture with IREX in two separate packages, has taken longer than we anticipated.  We have approximately $27,200 invested in the current IREX joint venture properties available for syndication.  As of September 30, 2009, we had received back approximately $29,600 of our original $62,300 investment back in the Bank of America buildings.  The joint venture anticipates that marketing of the Bank of America buildings will continue throughout 2010.

We invest in marketable securities of other entities, including REITs.  These investments in securities totaled $10,994 at September 30, 2009, consisting of preferred and common stock investments.  At September 30, 2009, we had recorded a net unrealized gain of $4,034 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the nine months ended September 30, 2009 and 2008 we realized gains on sale of $532 and $943, respectively.  Additionally, during the nine months ended September 30, 2009 and 2008, we realized non-cash impairment losses of $2,660 and $3,682, respectively, related to a decline in value of certain investment securities which were determined to be other than temporary.  As of September 30, 2009, our margin loan balance was $1,025.

As of September 30, 2009, we owned interests in 139 investment properties, including those owned through our unconsolidated joint ventures.  In the aggregate, all of our 139 investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements and current distributions.  Monthly debt service requirements are primarily interest only as only three of our secured mortgages require monthly principal amortization.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, based on debt outstanding at September 30, 2009:

	2009 (a)	2010 (a)(b)	2011 (c)	2012	2013	Thereafter	Total
Maturing debt:
Fixed rate debt	$7,561	$132,717	$225,676	$67,415	$763	$56,648	490,780
Variable rate debt	-	168,342	35,000	-	-	6,200	209,542

Weighted average interest rate
Fixed rate debt	5.25%	4.80%	4.61%	5.23%	-	5.66%	4.88%
Variable rate debt	-	2.13%	2.19%	-	-	0.73%	2.10%

(a)

Approximately $124,504 of the Company's mortgages payable mature prior to October 2010.  Subsequent to the end of the quarter, the Company retired the 2009 maturity of $7,400 with proceeds drawn on its unsecured line of credit facility and cash from operations.  The Company intends to refinance the 2010 maturities at market terms available at the time of the maturity.

(b)

Included in the debt maturing during 2010 is our $140,000 term loan.  We pay interest only during the term of this loan at a variable rate equal to either 50 basis points over the Prime rate or 200 basis points over LIBOR, in effect at the time of the borrowing.  As of September 30, 2009, the interest rate on this loan was 2.25%.The term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2009, we were in compliance with these covenants.  The Company expects to refinance this term loan at market terms available at the time of the maturity.

(c)

Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $125,000.  The consolidated balance sheets are presented net of a fair value adjustment of $1,554.  Additionally, included in the debt maturing during 2011 is our line of credit facility.  As of September 30, 2009, the outstanding balance on this line was $35,000.  We pay interest only on draws under the line at the rate equal to 100 – 150 basis points over LIBOR.  As of September 30, 2009, the weighted average interest rate on outstanding draws was 2.19%.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2009, we were in compliance with these covenants.

Our mortgages payable are secured by certain of our investment properties.  Mortgage loans outstanding as of September 30, 2009 were $400,322 and had a weighted average interest rate of 4.66%.  Of this amount, $365,780 had fixed rates ranging from 3.99% to 7.65% and a weighted average fixed rate of 4.97% as of September 30, 2009.  The remaining $34,542 of mortgage debt represented variable rate loans with a weighted average interest rate of 1.39% as of September 30, 2009.  Additionally, we had $300,000 of unsecured debt outstanding, comprised of our term loan, line of credit facility and the face value of our convertible notes.

Subsequent to the end of the quarter, we retired our last remaining 2009 secured debt maturity on its October maturity date.  Approximately $160,400 of consolidated mortgages payable and our $140,000 term loan mature during 2010 and approximately $100,000 of consolidated mortgages payable and $155,000 line of credit, with an outstanding balance of $35,000 at September 30, 2009 mature in 2011.  Additionally, 2011 is the earliest date that our $125,000 in face value of convertible notes can be redeemed or the note holder can require us to repurchase their note.  It is our intention to refinance this debt at market terms available at the time of the maturities.  There is no assurance that we will obtain terms similar to those of the expiring debt and the interest rates charged may be higher than we are currently paying.  The result of higher interest rates would have a negative impact on our results of operations and ability to pay distributions.  Further, as part of any refinancing, we may be required to pledge additional assets as collateral and may not be able to achieve the same loan to value ratios on our secured indebtedness.  In addition, we may raise additional equity by selling shares of common stock or other securities in an effort to further strengthen our balance sheet.

The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008:

	2009	2008

Net cash provided by operating activities	$62,221	58,942

Net cash used in investing activities	$(625)	(119,163)

Net cash provided by (used in) financing activities	$(58,985)	55,562

Statements of Cash Flows

2009 Compared to 2008

Net cash provided by operating activities was $62,221 for the nine months ended September 30, 2009, as compared to $58,942 for the nine months ended September 30, 2008.  The increase in cash provided by operating activities is due primarily to an increase in accounts payable and accrued expenses and a reduction in accounts receivable.  Partially offsetting this increase is decreased cash from property operations as a result of the current economic conditions.  See our discussion of results of operations for an explanation of the decreases related to property operations.

Net cash used in investing activities was $625 for the nine months ended September 30, 2009, as compared to $119,163 during the nine months ended September 30, 2008.  The primary reason for the decrease in cash used in investing activities was the use of $180,580 to purchase investment properties and $11,547 in additions to investment properties during the nine months ended September 30, 2008, as compared to no investment property acquisitions and $12,460 in additions to investment properties during the nine months ended September 30, 2009.  Partially offsetting the increase in cash used was the receipt of lower proceeds from the sale of joint venture interests, lower proceeds from the sale of investment properties and lower distributions from our unconsolidated joint ventures. Additionally, we received less cash from mortgages receivable and used cash to establish a new note receivable during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008.  During the nine months ended September 30, 2008, we received payment upon the maturity of our mortgage receivable with Tri-Land Properties, Inc as compared to establishing a new mortgage receivable during the nine months ended September 30, 2009 in conjunction with the sale of an investment property.  Additionally, during the nine months ended September 30, 2009, we established a note receivable with one of our unconsolidated joint ventures by purchasing the venture's mortgages at a discount to its face value.

Net cash used in financing activities was $58,985 for the nine months ended September 30, 2009, as compared to net cash provided by financing activities of $55,562 for the nine months ended September 30, 2008.  The primary reason for the increase in cash used was the use of $31,040 to repurchase certain of the convertible notes we previously issued and using $75,784 to payoff certain mortgages and $17,000 in net payoffs on our line of credit during the nine months ended September 30, 2009, as compared to loan proceeds, net of loan payoffs of $12,729 and $50,000 in net payoffs on our line of credit during the nine months ended September 30, 2008.  Additionally, during the nine months ended September 30, 2008, we received $140,000 in proceeds from our unsecured term loan.  No such proceeds were received during the nine months ended September 30, 2009.  Partially offsetting the increase in cash used was the receipt of $111,375 in proceeds from our equity offering during the nine months ended September 30, 2009, offset by costs of the offering in the amount of $5,478.  Additionally, we paid less in distributions to our stockholders as a result of the decrease in the rate per share that we distribute.

Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2009 and 2008, respectively.  At September 30, 2009, we had ownership interests in 31 single-user retail properties, 61 Neighborhood Centers, 19 Community Centers, 27 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the same three and nine month periods during each year.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and we are able to determine the effects of our new acquisitions on net income.  Net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.  A total of 121 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.5 million square feet.  The activity for "other investment properties" is comprised of activity from properties owned through our joint venture with IREX while they were consolidated.  Operations from properties acquired through this joint venture are recorded as consolidated income until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are unconsolidated, the income is included in equity in earnings (loss) on unconsolidated joint ventures in the accompanying consolidated statements of operations and other comprehensive income.  The "same store" investment properties represent 100% of the square footage of our consolidated portfolio at September 30, 2009.

The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three and nine months ended September 30, 2009 and 2008 along with reconciliation to net income (loss) available to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Rental income and tenant recoveries:
"Same store" investment properties, 121 properties
Rental income	$29,982	31,321	91,046	93,732
Tenant recovery income	10,496	11,951	33,008	39,009
Other property income	1,325	694	3,185	2,658
"Other investment properties”
Rental income	(3)	2,639	57	4,717
Tenant recovery income	(3)	72	73	462
Other property income	-	4	-	8
Total rental and additional rental income	$41,797	46,681	127,369	140,586

Property operating expenses:
"Same store" investment properties, 121 properties
Property operating expenses	$4,864	5,187	17,806	19,079
Real estate tax expense	8,093	8,269	23,965	24,454
"Other investment properties"
Property operating expenses	-	22	21	351
Real estate tax expense	-	43	-	322
Total property operating expenses	$12,957	13,521	41,792	44,206

Property net operating income
"Same store" investment properties	$28,846	30,510	85,468	91,866
"Other investment properties"	(6)	2,650	109	4,514
Total property net operating income	$28,840	33,160	85,577	96,380

Other income:
Straight-line expense	(122)	(212)	(562)	(154)
Amortization of lease intangibles	20	48	63	127
Other income	876	363	1,594	3,955
Fee income from unconsolidated joint ventures	678	1,252	2,514	3,282
Gain on sale of investment properties	-	-	341	-
Gain on sale of joint venture interest	407	288	1,773	4,263
Gain on extinguishment of debt	882	-	6,931	-

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiary	1,297	(116)	894	(522)
Bad debt expense	(1,532)	(819)	(4,137)	(1,508)
Depreciation and amortization	(12,407)	(11,444)	(36,243)	(33,770)
General and administrative expenses	(3,240)	(3,141)	(9,689)	(9,732)
Interest expense	(8,212)	(12,163)	(26,725)	(35,331)
Impairment of investment securities	(156)	(1,172)	(2,660)	(3,682)
Provision for asset impairment	(2,095)	-	(3,918)	(666)
Equity in earnings (loss) on unconsolidated ventures	(13,454)	3,382	(15,560)	5,174

Income (loss) from continuing operations	(8,218)	9,426	193	27,816
Income (loss) from discontinued operations	(39)	(108)	2,485	1,223
Net income (loss)	(8,257)	9,318	2,678	29,039

Less: Net income attributable to the noncontrolling interest	(121)	(124)	(296)	(341)

Net income (loss) available to common stockholders	$(8,378)	9,194	2,382	28,698

On a "same store" basis, (comparing the results of operations of the investment properties owned during the three and nine months ended September 30, 2009 with the results of the same investment properties during the three and nine months ended September 30, 2008), property net operating income decreased $1,664 with total rental and additional rental income decreasing $2,163 and total property operating expenses decreasing $499 for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.  Property net operating income decreased $6,398 with total rental and additional rental income decreasing $8,160 and total property operating expenses decreasing $1,762 for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008.

Net income (loss) available to common stockholders decreased $17,572 and $26,316 for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively.

Rental income decreased $1,339 and $2,686, on a "same store" basis, for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively, primarily due to early termination of certain leases, extended abatement periods on new leases, decreased occupancy, tenant bankruptcies and rent relief requests.  Total rental income decreased $3,981 and $7,346 for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively, reflecting a decrease in rental income from our "other investment properties."  This decrease is due to a decrease in income on properties owned through our joint venture with IREX, while they were consolidated.  The University of Phoenix office building was consolidated until early February 2009 and was the only IREX joint venture property that was consolidated during the nine months ended September 30, 2009 as compared to eleven properties consolidated for various times during the nine months ended September 30, 2008.  Although we have been able to re-lease many of the spaces vacated earlier in the year, certain of these new tenants will not start paying rent until the end of 2009 and into the first half of 2010.  Therefore, we will not realize the full benefit of these new leases until that time.

Tenant recovery income decreased $1,455 and $6,001, on a "same store" basis, for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively, primarily due to the same factors causing the decrease in rental income and a decrease in property operating and real estate tax expenses.  Total tenant recoveries decreased $1,530 and $6,390 for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively, reflecting a decrease in tenant recovery income on our "other investment properties."  As noted above, we have been able to re-lease many of the spaces vacated earlier in the year and certain of these new tenants will not start reimbursing operating expenses until the end of 2009 and into the first half of 2010.

Other property income increased $631 and $527, on a "same store" basis, for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively.  This increase is due in most part to an increase in lease termination fees and an increase in late charges due from our tenants.

Property operating expenses decreased $323 and $1,273, on a "same store" basis, for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively.  The decrease in expenses is due primarily to a decrease in common area maintenance expenses such as routine maintenance during the three months and snow removal during the nine months ended September 30, 2009, as compared to September 30, 2008.  Total property operating expenses decreased $345 and $1,603, for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively, reflecting a decrease in common area maintenance expenses incurred on our "other investment properties."  This decrease is due to a decrease in expenses on properties owned through our joint venture with IREX, while they were consolidated.

Other income increased $513 and decreased $2,361 for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively.  The increase during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008 is due to gains on the sale of certain investment securities.  The decrease during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008 is due to a decrease in dividend income, gains on sale of investment securities and interest income from mortgages receivable.  During the nine months ended September 30, 2008, we recorded interest income from our mortgage receivable with Tri-Land Properties, Inc.  The mortgage receivable was paid in full on June 30, 2008 and therefore, we recorded no such income during the nine months ended September 30, 2009.

Fee income from unconsolidated joint ventures decreased $574 and $768 for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively.  This decrease is due to a decrease in acquisition fees earned on sales through our IREX joint venture and decreased leasing commissions earned for leasing services to all unconsolidated joint venture properties.  For the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, this decrease is partially offset by an increase in property management fees due to an increased number of properties under management through our unconsolidated joint ventures and the properties that have been fully sold through our IREX joint venture.

Gain on sale of joint venture interest increased $119 and decreased $2,490 for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively.  During the nine months ended September 30, 2008, we recorded the gain previously deferred in conjunction with the repayment of our mortgage receivable with Tri-Land Properties, Inc. in the amount of $3,193.  No such gain was recorded during the nine months ended September 30, 2009.  Offsetting the decrease from this one-time gain are increased gains on sale in connection with our joint venture with IREX during the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008.

Gain on extinguishment of debt for the three and nine months ended September 30, 2009 was $882 and $6,931, respectively.  We did not record any such gain during the three and nine months ended September 30, 2008.  The gains relate to the repurchase of certain of our convertible notes at a discount to the contract amount and a discount received for the early payoff of certain of our mortgages payable during the three months ended September 30, 2009.

Bad debt expense increased $713 and $2,629 for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively.  The increase in bad debt expense is due to increased tenant bankruptcies and the current economic challenges facing our tenants.  We periodically review the collectibility of outstanding receivables.  Allowances are taken for those balances that we have reason to believe will be uncollectible, including any amounts relating to straight-line rent receivables.  Amounts deemed to be uncollectible are written off.

Depreciation and amortization increased $963 and $2,473 for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively, due in most part to the write off of tenant related assets including tenant improvements and in-place lease values, as a result of early lease terminations and increased vacancies.

Interest expense decreased $3,951 and $8,606 for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively.  This decrease is due to a decrease in interest on our mortgages payable and line of credit facility due to lower outstanding balances maintained during the three and nine months ended September 30, 2009 and lower interest rates charged on our variable rate debt.  Additionally, interest expense on our convertible notes decreased due to repurchases of notes during 2008 and the three and nine months ended September 30, 2009.  The decrease in interest on our convertible notes is partially offset by interest expense recorded related to the amortization of the discount associated with these notes.  Additionally, partially offsetting the decrease in interest is an increase related to our term loan entered into in September 2008.

Impairment of investment securities decreased $1,016 and $1,022 during the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively, due to recording lower non-cash charges related to declines in value of certain investment securities which were determined to be other than temporary.

During the three months ended September 30, 2009, we recorded a provision for asset impairment of $2,095 related to basis differences recorded for interest costs incurred for certain development projects, that could have been avoided.  The nine months ended September 30, 2009, also includes an impairment of $1,823 related to one consolidated investment property and a portion of another.  Both properties were sold at prices below our current carrying value and required adjustment.  During the nine months ended September 30, 2008, we recorded a provision for asset impairment of $666 related to a property subsequently sold in 2008.

Equity in earnings (loss) on unconsolidated joint ventures decreased $16,836 and $20,734 for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively.  The primary reason for this decrease was impairment charges recorded related to three development joint venture properties during the three and nine months ended September 30, 2009.  The total impairment loss recorded was $24,469 at the joint venture level.  Our pro rata share of this loss, equal to $13,635, is included in this item on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, this decrease is due in part to a decrease in operations due to losses incurred during the three and nine months ended September 30, 2009 through our joint venture with NYSTRS.  The losses result from increased vacancies, primarily the result of certain tenant bankruptcies.

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

Joint Venture Entity	Company's Profit/Loss Allocation Percentage at September 30, 2009 (a)	Investment in and advances to unconsolidated joint ventures at September 30, 2009	Investment in and advances to unconsolidated joint ventures at December 31, 2008

IN Retail Fund LLC	50%	$50,011	56,646
NARE/Inland North Aurora I, II & III	45%	23,597	9,772
Oak Property and Casualty	33%	1,215	1,112
TMK/Inland Aurora Venture LLC	40%	5,490	9,220
PDG/Tuscany Village Venture LLC	15%	8,422	7,501
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC	85%	16,508	12,325
TDC Inland Lakemoor LLC	48%	2,633	8,403
IRC/IREX Venture LLC	(b)	27,200	47,937

Investment in and advances to joint ventures		$135,076	152,916

(a)

The profit/loss allocation percentage is allocated after the calculation of our preferred return.

(b)

Our profit/loss allocation percentage varies based on the amount of interest we hold in the properties that are in the selling process.

The unconsolidated joint ventures had total outstanding debt in the amount of $450,439 (total debt, not the Company's pro rata share) at September 30, 2009 that matures as follows:

Joint Venture Entity	2009	2010	2011	2012	2013	Thereafter	Total

IN Retail Fund LLC (a)	$-	-	56,546	47,300	34,646	126,355	264,847
NARE/Inland North Aurora I (b)	-	-	17,708	-	-	-	17,708
NARE/Inland North Aurora II	-	-	3,549	-	-	-	3,549
NARE/Inland North Aurora III	-	-	13,819	-	-	-	13,819
PDG/Tuscany Village Venture (c)	9,052	-	-	-	-	-	9,052
PTI Ft. Wayne LLC (d)	-	-	16,363	-	-	-	16,363
PTI Boise LLC (e)	-	3,696	-	-	-	-	3,696
PTI Westfield LLC (f)	-	9,000	-	-	-	-	9,000
TDC Inland Lakemoor LLC (g)	-	-	22,105	-	-	-	22,105
IRC/IREX Venture LLC	-	-	-	-	90,300	-	90,300

Total unconsolidated joint venture debt	$9,052	12,696	130,090	47,300	124,946	126,355	450,439

(a)

We have guaranteed our pro rata share of one loan included in the thereafter column in the amount of approximately $9,900.

(b)

We have guaranteed approximately $1,100 of the 2011 maturity.

(c)

This loan matured in September 2009.  We are not a party to this loan agreement and therefore have not guaranteed any portion of this loan.  Our joint venture partner is currently engaged in active negotiations with the lender to extend and restructure this loan at market terms currently available.  The lender has not taken any negative actions against the venture in relation to this debt maturity.

(d)

This loan matures in June 2011.  We have guaranteed approximately $8,200 of this outstanding loan.

(e)

This loan matures in March 2010.  In September 2009, we purchased the mortgage from the lender at a discount and became a lender to the joint venture.  Subsequent to the end of the quarter, we extended the maturity date to the joint venture to October 2010.

(f)

This loan matures in December 2010.  We have guaranteed approximately $2,100 of this outstanding loan.

(g)

This loan matures in August 2011.  We have guaranteed approximately $4,100 of this outstanding loan.

We have guaranteed approximately $25,400 of unconsolidated joint venture debt as of September 30, 2009.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  We would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents.  We are required to estimate the fair value of these guarantees and record a corresponding liability.  We have determined that the fair value of such guarantees are immaterial as of September 30, 2009 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

Our proportionate share of the earnings or losses from these ventures is reflected as equity in earnings (loss) on unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, we earn fees for providing property management, leasing and acquisition activities to these ventures.  We recognize fee income equal to our joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income.  During the three and nine months ended September 30, 2009, we earned $678 and $2,514 in fee income from our unconsolidated joint ventures, as compared to $1,252 and $3,282 for the three and nine months ended September 30, 2008.    This fee income decreased due in most part to decreased acquisition fees related to fewer properties purchased for our joint venture with IREX.  During the nine months ended September 30, 2009 and 2008, the overall decrease was partially offset by increased management fees on an increased number of properties in our unconsolidated joint ventures.  Acquisition fees are earned on the IREX joint venture properties as the interests are sold to the investors.  We expect these fees to continue to decrease as inventory of property owned by the joint venture and available for sale diminishes.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

When circumstances indicate there may have been a loss in value of an equity method investment, we evaluate the investment for impairment by estimating our ability to recover our investments from future expected cash flows. If we determine the loss in value is other than temporary, we will recognize an impairment charge to reflect the investment at fair value.  During the three and nine months ended September 30, 2009, the following impairment losses are included in equity in earnings (loss) on unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.

Joint Venture Entity	Total impairment	Company's pro rata share

NARE/Inland North Aurora II	$(3,181)	(1,431)
NARE/Inland North Aurora III	(4,276)	(1,924)
PTI Westfield LLC	(5,713)	(4,856)
TDC Inland Lakemoor LLC	(11,299)	(5,424)

	$(24,469)	(13,635)

In addition to the impairment charges above, we recorded $2,095 in impairment loss related to basis differences recorded for interest costs incurred for each project that could have been avoided.  This loss is included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.  No impairment charges were required during the three and nine months ended September 30, 2008.

The operations of properties contributed to the joint ventures by us are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  Differences between our investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the nine months ended September 30, 2009 and 2008, we recorded $1,075 and $1,083, respectively, of amortization of this basis difference.

During the nine months ended September 30, 2009, we did not acquire any investment properties on behalf of our joint venture with IREX.  The joint venture is in various stages of selling properties acquired in 2008.  During the nine months ended September 30, 2009, we earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  We, and our joint venture partner, have agreed to temporarily waive the management fees that may be charged on the Bank of America properties.  It is our intention that these fees will be reinstated gradually over the next two to three years.  Additionally, in conjunction with the sales, we recorded gains of approximately $407 and $1,773, for the three and nine months ended September 30, 2009, respectively, as compared to $288 and $1,070 for the three and nine months ended September 30, 2008.  These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

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

Development Joint Ventures

Our development joint ventures with five independent partners are designed to take advantage of what we believe are the unique strengths of each development team, while potentially diversifying our risk.  Our development partners have historically identified opportunities, assembled and completed the entitlement process for the land, and gauged national "big box" retailer interest in the location before bringing the project to us for consideration.  We typically contribute financing, leasing, and property management expertise to enhance the productivity of the new developments and are typically entitled to earn a preferred return on our portion of invested capital.  As noted herein, the retail sector is experiencing significant stress resulting in considerable declines in leasing activity and deferral of retailer expansion plans.

Below is a summary of the state of each venture:

•

Savannah Crossing (TMK Inland Aurora Venture LLC) – Land sales, at Savannah Crossing (265,000 square feet of retail space planned), located in Aurora, Illinois, to Wal-Mart and a home developer enabled us to quickly recoup all of our initial investment.  Wal-Mart, which opened in the first quarter of 2008, and Walgreens, which opened in the fourth quarter of 2008, anchor the center.  The venture completed a sale of the Walgreens building to a third party investor in September 2009 and a pad sale to Fifth Third Bank in January 2008.  Two multi-tenant buildings have been completed and the current occupancy is approximately 90%.

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

•

PineTree Institutional Realty - We now have three development projects with this partner; Southshore Shopping Center in Boise, Idaho; Orchard Crossings in Fort Wayne, Indiana; and Lantern Commons in Westfield, Indiana.  (described below)

o

Orchard Crossing (PTI Ft Wayne LLC) - Orchard Crossing (265,000 square feet of retail space planned) is located in Fort Wayne, Indiana. In 2007, the venture completed a land sale of approximately 11 acres for $4.5 million to Target Corporation.  In addition, the venture has signed leases with Gordman's for a 50,000 square foot build-to-suit, Famous Footwear, Maurice's, Rue 21, Dress Barn, Qdoba, Aspen Dental, a specialty Cigar store and a hearing clinic for a total of 32,000 square feet.  Construction of the Gordman's building and all junior anchors and small shop buildings have been completed.  Target and Gordman’s opened for business in the fourth quarter 2008.

o

Southshore Shopping Center (PTI Boise LLC) – Southshore Shopping Center (90,000 square feet) is located next to an Albertson's anchored center and is a former K-Mart that is being re-developed into a mix of retail spaces.  We believe that potential tenants were waiting for the construction of a bridge near the center to be completed to increase traffic counts in front of the property.  The bridge is now completed and opened to traffic in September of 2009.  The venture has had conversations with a number of potential retailers who have expressed interest in entering this market.

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

We have been successful in extending the majority of the development joint venture loans on the development projects for up to two years.  During the three months ended September 30, 2009, we invested approximately $19,000 of preferred equity in these ventures to pay down principal on the loans and negotiated dollar for dollar reductions of loan guarantees on certain projects.  However, as part of the recent refinancings and loan extensions, there are still on-going obligations to pay down the outstanding balances in the future on two of these loans.  We expect to be required to invest up to an additional $2,150 in these ventures to pay down the outstanding balances on the loans in connection with the development properties.  We expect to use draws on our unsecured line of credit to fund the additional equity requirements.

Non-GAAP Financial Measures

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a non-GAAP supplemental measure to compare our performance and operations to other REITs.  Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives payable by us to certain executives, based on our performance.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.  The following table reflects our FFO for the periods presented, reconciled to net income (loss) available to common stockholders for these periods:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008

Net income (loss) available to common stockholders	$(8,378)	9,194	2,382	28,698
(Gain) loss on sale of investment properties	-	16	(2,349)	(1,331)
Equity in depreciation and amortization of unconsolidated joint ventures	3,951	2,631	12,458	7,755
Amortization on in-place lease intangibles	564	1,081	2,230	2,693
Amortization on leasing commissions	283	183	1,111	690
Depreciation, net of noncontrolling interest	11,472	10,245	32,718	30,679

Funds From Operations	$7,892	23,350	48,550	69,184

Net income (loss) available to common stockholders per weighted average common share – basic and diluted	$(0.10)	0.14	0.03	0.43

Funds From Operations, per weighted average common share – basic and diluted	$0.09	0.35	0.63	1.05

Weighted average number of common shares outstanding, basic	84,292	66,136	76,454	65,938

Weighted average number of common shares outstanding, diluted	84,356	66,193	76,512	65,997

Distributions declared	$12,021	16,218	41,836	48,509
Distributions per common share	$0.14	0.25	0.55	0.74

Items impacting FFO:

Gain on extinguishment of debt	(882)	-	(6,931)	-
Provision for asset impairment	2,095	-	3,918	666
Impairment of investment securities	156	1,172	2,660	3,682
Provision for asset impairment included in equity in earnings (loss) on unconsolidated joint ventures	13,635	-	13,635	-
Tax benefit related to current impairment charges, net of valuation allowance	(1,638)	-	(1,638)	-

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

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008

Income (loss) from continuing operations	$(8,218)	9,426	193	27,816
Gain on sale of property	(846)	(273)	(1,188)	(954)
Net income attributable to noncontrolling interest	(121)	(124)	(296)	(341)
Income (loss) from discontinued operations, excluding gains	(39)	(92)	477	(108)
Income tax (benefit) expense of taxable REIT subsidiary	(1,297)	116	(894)	522
Interest expense	8,212	12,163	26,725	35,331
Interest expense associated with discontinued operations	-	118	-	487
Interest expense associated with unconsolidated joint ventures	2,813	2,016	8,676	6,066
Depreciation and amortization	12,407	11,444	36,243	33,770
Depreciation and amortization associated with discontinued operations	-	150	84	545
Depreciation and amortization associated with unconsolidated joint ventures	3,951	2,631	12,458	7,755

EBITDA	16,862	37,575	82,478	110,889

Total Interest Expense	$11,025	14,297	35,401	41,884

EBITDA: Interest Expense Coverage Ratio	1.5x	2.6x	2.3x	2.6x

Items impacting EBITDA

Gain on extinguishment of debt	(882)	-	(6,931)	-
Impairment of investment securities	156	1,172	2,660	3,682
Provision for asset impairment	2,095	-	3,918	666
Provision for asset impairment included in equity in earnings (loss) on unconsolidated joint ventures	13,635	-	13,635	-

Subsequent Events

We have evaluated subsequent events through November 6, 2009, the date on which the consolidated financial statements were issued.

On October 19, 2009, we paid a cash distribution of $0.0475 per share on the outstanding shares of our common stock to stockholders of record at the close of business on September 30, 2009.

On October 19, 2009, we announced that we had declared a cash distribution of $0.0475 per share on the outstanding shares of our common stock.  This distribution is payable on November 17, 2009 to the stockholders of record at the close of business on November 2, 2009.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2009 we had no material derivative instruments, on a consolidated basis.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will generally only enter into derivative transactions that satisfy the aforementioned criteria.

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

	2009	2010	2011 (a)	2012	2013	Thereafter	Total

Fixed rate debt	7,561	132,717	225,676	67,415	763	56,648	490,780
Weighted average interest rate	5.25%	4.80%	4.61%	5.23%	-	5.66%	4.88%

Variable rate debt	-	168,342	35,000	-	-	6,200	209,542
Weighted average interest rate	-	2.13%	2.19%	-	-	0.73%	2.10%

(a)

Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $125,000.  The consolidated balance sheets are presented net of a fair value adjustment of $1,554.

The table above does not reflect indebtedness incurred after September 30, 2009.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness, fixed rate debt that matures and needs to be refinanced and hedging strategies used to reduce the impact of any increases in rates.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  At September 30, 2009, the fair value of our debt is estimated to be $205,074 for debt which bears interest at variable rates and $483,559 for debt which bear interest at fixed rates.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

At September 30, 2009, approximately $209,542, or 30%, of our debt has variable interest rates averaging 2.10%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $393 for the nine months ended September 30, 2009.

Equity Price Risk

We are exposed to equity price risk as a result of our investment in securities.  Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other than temporary impairments were $156 and $2,660 for the three and nine months ended September 30, 2009, respectively and $1,171 and $3,682 for the three and nine months ended September 30, 2008, respectively.  We believe that our investment will continue to generate dividend income and, as the stock market recovers, we could begin to recognize gains on sale.  However, due to general economic and credit market uncertainties, it is difficult to project the stock market and our portfolio value.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of September 30, 2009, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris
President and Chief Executive Officer (principal
executive officer)
Date:	November 6, 2009

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	November 6, 2009

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

(*)

Filed as part of this document.