Form 10-K
period 2009-12-31
INLAND REAL ESTATE CORP
filed 2010-02-26
CIK 923284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2009

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

Title of each class:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ❑ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ❑ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ❑ No  ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check One):  Large accelerated filer ☒ Accelerated filer ❑   Non-accelerated filer ❑  Smaller reporting company ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ❑ No ☒

As of June 30, 2009, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $512,707,363.

As of February 26, 2010 there were 85,427,175 shares of common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant's proxy statement for the annual stockholders meeting to be held in 2010 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

PART I

Item 1.  Business

General

Inland Real Estate Corporation, a Maryland corporation, was formed on May 12, 1994.  We, collectively with our consolidated entities, are a publicly held real estate investment trust ("REIT") that acquires, owns, operates and develops (directly or through our unconsolidated entities) open-air neighborhood, community and power shopping centers and single-tenant retail properties located primarily in what we believe is the demographically strong upper Midwest markets.

In this report, all references to "we," "our" and "us" refer collectively to Inland Real Estate Corporation and its consolidated subsidiaries.  All amounts in this Form 10-K are stated in thousands with the exception of per share amounts, per square foot amounts, number of properties, number of states, number of leases and number of employees.

Approximately sixty-six percent of our total retail portfolio (consolidated plus unconsolidated) gross leasable area ("GLA") is located in the Chicago Metropolitan Statistical Area ("MSA"), with our second largest market concentration being approximately eighteen percent in the Minneapolis-St. Paul MSA.  Tenants at our retail properties primarily provide "everyday" goods and services to consumers.  The properties in our portfolio generate steady cash flows from rents and related revenues for us.  The primary drivers of our internal income growth are rental rate increases over expiring rates on new and renewal leases and cost savings from operational efficiencies.  As of December 31, 2009, we owned interests in 139 investment properties, including those owned through our unconsolidated joint ventures, comprised of:

•

Sixty-two neighborhood retail centers totaling approximately 4,151,000 gross leasable square feet;

•

Nineteen community centers totaling approximately 2,822,000 gross leasable square feet;

•

Twenty-seven power centers totaling approximately 4,458,000 gross leasable square feet;

•

One lifestyle center totaling approximately 538,000 gross leasable square feet; and

•

Thirty single-user properties totaling approximately 2,099,000 gross leasable square feet.

Management has implemented external growth initiatives that utilize our financing, acquisition, leasing and property management expertise to drive incremental income growth.  Our external growth initiatives consist of three types of unconsolidated joint venture activities:  a joint venture with Inland Real Estate Exchange Corporation ("IREX") through which we source, acquire and manage properties for 1031 tenant-in-common ("TIC") or Delaware Statutory Trust ("DST") buyers; an asset-based joint venture with New York State Teachers Retirement System ("NYSTRS") through which we source, acquire and manage Midwest retail properties; and development joint ventures with established developers to build, lease and operate shopping centers primarily within our core Midwest markets.

Our asset-based venture with NYSTRS is an investment vehicle which enables us to generate fee income via the acquisition, leasing, and property management services we provide to the venture.  The NYSTRS joint venture was formed in 2004 to acquire up to $400 million of stabilized retail assets in Midwest markets.  As of December 31, 2009, $320 million has been invested in Midwest retail assets.  The joint venture does not intend to acquire additional assets at this time.

Our joint venture with IREX, formed in 2006 (the "September 5 Agreement "), leverages our respective skill sets to access the growth potential of the 1031 TIC and DST market and increase our fee income.  In accordance with the agreement, we source properties and provide financing, acquisition and asset management expertise through the venture, while IREX provides syndication expertise and access to a large broker/dealer network which markets the properties to TIC and DST buyers.  We believe our IREX joint venture enables us to effectively manage our resources due to the revolving nature of the investment capital.  We believe that the IREX joint venture is a capital-efficient means to generate additional acquisition fee income and a long-term management fee income stream for managing properties for TIC and DST owners.  This fee income has proven to be particularly valuable when market turmoil impacts core portfolio performance.  This joint venture agreement expired in 2008.  However, this agreement continues to govern the Bank of America properties that were already acquired for this joint venture, but have not been completely sold.

On May 7, 2009, we signed another joint venture agreement with IREX (the "May 7 Agreement").  The May 7 Agreement will govern any properties acquired in the future by this venture.  Under the May 7 Agreement, acquisition fees due to the parties will be paid upon the sale of a TIC or DST interest rather than upon the completion of the final sales, as provided in the September 5 Agreement.  The May 7 Agreement grants additional veto rights to us, which were not included in the September 5 Agreement, in connection with capital contributions and changes to the fees and or reserves  and eliminates the additional return of 9% per annum on our outstanding capital contributions.  If new acquisitions are made by the joint venture we will be entitled to earn leasing fees and on-going property management fees under the May 7 Agreement.  Future acquisitions will depend on the timing of pending syndications, as well as our own capital requirements and the overall acquisitions market.

During the year ended December 31, 2009, we did not acquire any investment properties on behalf of our joint venture with IREX.  The joint venture is in various stages of selling properties acquired in 2008.  See the table below for information regarding the properties that we sold interests in during 2009.  During the year ended December 31, 2009, we earned acquisition fees, leasing commissions, and management fees from these properties totaling $2,129 which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales to the TIC or DST investors, we recorded approximately $2,766 in gains, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

Property	Location	% TIC/DST Ownership (a)

The University of Phoenix	Merrillville, IN	100%
Fox Run Square	Naperville, IL	100%
Bank of America	Moosic, PA	56%
Bank of America	Las Vegas, NV	56%
Bank of America	Hunt Valley, MD	68%
Bank of America	Rio Rancho, NM	68%

(a)

The percent TIC/DST ownership represents the amount sold to TIC or DST investors as of December 31, 2009.

Our development joint ventures with five independent partners are designed to leverage what we believe are the unique strengths of each development team, while potentially diversifying our risk.  Our development partners have historically identified opportunities, assembled and completed the entitlement process for the land, and gauged national "big box" retailer interest in the location before bringing the project to us for right of first refusal.  We typically contribute financing, leasing, and property management expertise to enhance productivity of the new developments and are typically entitled to earn a preferred return on our portion of invested capital.  As noted herein, the retail sector is experiencing significant stress resulting in considerable declines in leasing activity and deferral of retailer expansion plans, which has had a negative impact on our development joint venture projects.

We have delayed completion of our development projects from our original 2010 and 2011 completion dates to one to two years beyond that point due to the challenging conditions.  During the year ended December 31, 2009, we invested approximately $19,000 of equity in these ventures to pay down the principal on the loans and negotiated dollar for dollar reductions of loan guarantees on certain projects.  These investments were structured to provide us with a preferred return on these additional funds.  Additionally, during the year ended December 31, 2009, we recorded an impairment loss of approximately $14,753, an amount equal to our pro rata share of the total $31,919 impairment loss, to record our investments at fair value and approximately $2,873 related to basis differences recorded for interest costs incurred for certain development properties.

Competition

In seeking new investment opportunities, we compete with other real estate companies, some of which may have greater financial resources than we have.  At our current investment properties, we compete with other owners of similar properties for tenants.  There is no assurance that we will be able to successfully compete with these other owners in development, acquisition and leasing activities in the future.

Our business is competitive.  We compete with other property owners on the basis of location, rental rates, operating expenses, visibility, quality of the property, volume of traffic, strength and name recognition of other tenants at each location and other factors.  These factors affect the level of occupancy and rental rates that we are able to achieve at our investment properties.  In addition, our tenants compete against other forms of retailing such as catalog companies and e-commerce websites that offer similar retail products.  To remain competitive, we evaluate all of the factors affecting our centers and try to position them accordingly.  We believe that retailers consider consumer demographics; quality, design and location of properties; the diversity of the retailers and anchor tenants at our investment property locations; management and operational expertise; and rental rates, when making their leasing decisions.  Considering these factors, we believe the overall quality and location of our individual properties allow us to effectively compete for retailers in our markets.  Because our revenues are linked to our tenant's success, we are indirectly affected by the same competitive factors that our tenants experience.

Segments

We assess and measure operating results on an individual property basis.  Since all of our investment properties exhibit highly similar economic characteristics, generally have tenants that offer products catering to the day-to-day living needs of individuals and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.  See footnote 18 to the accompanying consolidated financial statements for a discussion of our segment reporting.  Information for each of the last five fiscal years about revenues, a measure of income and total assets, can be found in Item 6 of the Form 10-K.

Tax Status

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

Conflicts of Interest Policies

Our governing documents require a majority of our directors to be "independent," as defined by the New York Stock Exchange.  Further, any transactions between The Inland Group, Inc. or its affiliates, and us must be approved by a majority of our independent directors.  One of our directors, Mr. Goodwin, is also a director of The Inland Group, Inc.  The Inland Group, Inc., through affiliates or related parties, beneficially owned approximately 13.5% of our outstanding common stock as of December 31, 2009.

Employees

As of December 31, 2009, we employed a total of 103 people, none of whom are represented by a union.

Environmental Matters

We review and monitor compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment.  For the year ended December 31, 2009, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate incurring material amounts during the remainder of the current fiscal year or the year ending December 31, 2011.

We believe that all of our investment properties comply in all material respects with all federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances.  The environmental condition of our investment properties may be adversely affected by our tenants, by conditions of near-by properties or by unrelated third parties.  All of our investment properties have been subjected to Phase I or similar environmental audits at the time they were acquired.  These audits, performed by independent consultants, generally involve a review of records and visual inspection of the property.  These audits do not include soil sampling or ground water analysis.  These audits have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our operations.  These audits may not, however, reveal all potential environmental liabilities.  Additionally, we periodically engage third party environmental specialists to complete site inspections on certain investment properties, namely those occupied by dry cleaners, oil change facilities and print shops, to ensure that the environmental condition of the respective property has not changed.

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

Executive Officers

The following sets forth certain information with regard to our executive officers as of January 1, 2010:

Mark E. Zalatoris, 52.  President and Chief Executive Officer.  Mr. Zalatoris became a full-time employee in July 2000 and was promoted to president and chief executive officer in April 2008.

Brett A. Brown, 45.  Senior Vice President, Chief Financial Officer, and Treasurer.  Mr. Brown joined us in May 2004.

Beth Sprecher Brooks, 55.  Senior Vice President, General Counsel and Secretary.  Ms. Brooks joined us in November 2002 and became our general counsel in 2006.

William W. Anderson, 51.  Vice President – Transactions.  Mr. Anderson joined us in July 2000.

D. Scott Carr, 44.  President of Inland Commercial Property Management, Inc. ("ICPM").  Mr. Carr has been employed by ICPM since 1994.  We acquired ICPM in July 2000.

Kristi A. Rankin, 44.  Senior Vice President of ICPM.  Ms. Rankin has been employed by ICPM since 1994.  We acquired ICPM in July 2000.

Certifications

We have filed with the SEC the chief executive officer and chief financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  In addition, we have filed the certification of our chief executive officer with the New York Stock Exchange ("NYSE") for 2009 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.  Our chief executive officer certified that he was not aware of any violation by us of the NYSE's corporate governance listing standards as of the date of the certification.

Item 1A.  Risk Factors

Set forth below are the risk factors that we believe are material to our investors.  The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions.

General Real Estate Risks

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

Severe dislocation in global market has had a negative impact on our performance.  The U.S. and global credit markets have experienced severe dislocations and liquidity disruptions which have had, and may continue to have, a negative impact on our ability to acquire real estate and other assets at purchase prices and with financing terms acceptable to us.  These conditions have also negatively impacted the financial condition of tenants that occupy space at our investment properties as well as their ability to pay us rents.  We believe the risks associated with our business are more severe during periods of economic slow down or recession particularly if these periods are accompanied by declining values in real estate.  A prolonged recession could negatively impact the value of our assets, as well as increase the number of tenants defaulting under their leases, generally lower demand for our space which would lead to an over supply of rentable space, the demand for increases in rental concessions and tenant expenditures as well as reduced rental rates to maintain or minimize the decrease in tenant occupancy.

Tenants may fail to pay their rent, declare bankruptcy or seek to restructure their leases.  We derive substantially all of our revenue from leasing space at our investment properties.  Thus, our results have been negatively affected by the failure of tenants to pay rent when due.  We may experience substantial delays and expense enforcing rights against tenants who do not pay their rent or who seek the protection of the bankruptcy laws. Even if a tenant does not seek the protection of the bankruptcy laws, the tenant may from time to time experience a downturn in its business which may weaken its financial condition and its ability to make rental payments when due, leading the tenant to seek revisions to its leases.

Leases on approximately 5% of total leased square feet in our consolidated portfolio and approximately 7% in our unconsolidated portfolio expire during 2010.  As leases expire, we may not be able to renew or re-lease space at rates comparable to, or better than, the rates contained in the expiring leases, or at all.  Leases on approximately 496,000 square feet, or approximately 5% of total leased square feet of approximately 9,306,000 in our consolidated portfolio, will expire prior to December 31, 2010.  Leases on approximately 242,000 square feet, or approximately 7% of total leased square feet of approximately 3,474,000 in our unconsolidated portfolio, will expire prior to December 31, 2010.  If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, revenues at the impacted properties will decline.  Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases.

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

The recent market disruptions may adversely affect the value of our investment properties.  The recent market volatility will likely make the valuation of our investment properties and those of our unconsolidated joint ventures more difficult.  There may be significant uncertainty in the valuation, or in the stability of the value of our investment properties and those of our unconsolidated joint ventures, that could result in a substantial decrease in the value of our properties and those of our unconsolidated joint ventures.  As a result, we may not be able to recover the carrying amount of our properties and/or our investment in our unconsolidated joint ventures and we may be required to recognize an impairment charge, which would reduce our reported earnings.  During the years ended December 31, 2009, 2008 and 2007, we recorded approximately $1,823, $666 and $362, respectively of impairment charges related to certain consolidated properties, which were subsequently sold at prices below our current carrying value and required adjustment.  Additionally, during the year ended December 31, 2009, we recorded approximately $2,873 in impairment charges related to basis differences for interest costs incurred for certain development projects and approximately $14,753, an amount equal to our pro rata share of impairment charges on certain unconsolidated development joint venture projects to reflect the investments at fair value.  No impairments of our unconsolidated joint ventures were required or recorded during the years ended December 31, 2008 and 2007.

General Investment Risks

Our investment in preferred and common equity securities have, and may in the future, negatively impact our results.  To enhance the yields available to us on our cash balances, we have invested in a portfolio of preferred and common equity securities issued by other REIT and non-REIT companies.  As of December 31, 2009, the balance of our investment securities was $11,045, net of an unrealized gain of $3,771.  Due to the well publicized severe dislocations and liquidity disruptions taking place in the U.S. and global credit and equity markets, the current trading price of these securities has declined significantly from our original purchase price.  As a result, for the year ended December 31, 2009, we recorded an other than temporary impairment charge of approximately $2,660 related to our investment in these securities.  The other than temporary impairment charge was determined primarily based upon the length of time over which these securities had experienced a decline in market value and their ability to recover in the near term, as well as the severity of the decline.  For the year ended December 31, 2009, we also recorded a net unrealized gain of approximately $5,728 in other comprehensive income related to these investments in our consolidated statements of operations and other comprehensive income.  We may have to recognize additional impairment charges or losses related to these investments in future periods.

If we pay distributions that exceed our cash flow from operations, we will have less funds available for other purposes and the amount of distributions may not be sustainable.  For the year ended December 31, 2009, we paid distributions totaling approximately $55,288.  Our net cash provided by operating activities was approximately $71,436. For the year ended December 31, 2008, we paid distributions totaling approximately $64,713.  Our net cash provided by operating activities was approximately $66,942.  To the extent that net cash provided by operating activities declines further we may be forced to consider reducing our distributions or the amount that we pay in cash in order to preserve a cushion between the amount of cash distributions paid and net cash provided by operating activities.  To the extent that we pay cash distributions exceeding net cash provided by operating activities, we will have less cash available for other purposes including acquiring new investment properties, funding capital expenditures on existing investment properties, funding cash requirements for our various joint ventures or repaying debt.  If these other requirements cannot be reduced, we will likely be forced to reduce the amount of our cash distributions.

We recently changed the amount of our distributions and may change our distribution policy in the future.  Recognizing the need to maintain maximum financial flexibility in light of the current state of the capital markets and considering the dilutive impact of issuing additional shares, we decided to reduce the amount we paid monthly in dividends for 2009 to an annualized amount equal to our estimated taxable income for 2009.  This change in policy resulted in a monthly distribution amount of $0.0475 per common share.  At this time, we expect to continue to pay monthly cash dividends at this rate in 2010.

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

Our shareholder's have experienced dilution as a result of our recent offerings and they may experience further dilution if we issue additional common stock.  The issuance of common stock in our offering completed in May 2009 and our current At The Market ("ATM") offering have, and will have, a dilutive effect on our earnings per share.  Any additional future issuances of common stock will also further reduce the percentage of our common stock owned by investors who do not participate in those future issuances.  Shareholders are not entitled to vote on whether or not we issue additional common stock.  In addition, depending on the terms and pricing of an additional offering of our common stock and the value of our properties, our shareholders may experience dilution in both the book value and fair value of their shares.

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

Financing Risks

We often need to borrow money to finance our business.  Our ability to internally fund operating or capital needs is limited since we must distribute at least 90% of our taxable income, subject to certain adjustments, to stockholders to qualify as a REIT.  Consequently, we may have to borrow money to fund operating or capital needs or to satisfy the distribution requirements, imposed by the Code, to maintain status as a REIT.  Borrowing money exposes us to various risks.  For example, our investment properties may not generate enough cash to pay the principal and interest obligations on loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan.  As of December 31, 2009, we owed a total of approximately $694,468.  Approximately $384,468 of this debt is secured by mortgages on our investment properties.  The remaining $310,000 is comprised of unsecured debt reflecting draws on our line of credit facility and borrowings under our term loan and the face value of our convertible notes.

If we fail to make timely payments on our debt, including those cases where a lender has accelerated the maturity date due to a violation of a loan covenant, the lenders could foreclose on the investment properties securing the loan and we could lose our entire investment on any foreclosed properties.  Once a loan becomes due, we must either pay the remaining balance or borrow additional money to pay off the maturing loan.  We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan.  Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms.  In addition, we may have limited availability under our line of credit facility which may reduce our ability to borrow funds.

A total of approximately $301,058 and $270,676 of our indebtedness, including required monthly principal amortization, matures on or before December 31, 2010 and 2011, respectively.  It is our intention to refinance this debt at market terms available at the time of the maturities.  There is no assurance that we will obtain terms similar to those of the expiring debt and the interest rates charged may be higher than we are currently paying.

As of December 31, 2009, we owed approximately $222,242, or 32% of total outstanding debt, on indebtedness that bore interest at variable rates averaging 2.02%.  These rates are reset each month.  A 0.25% annualized increase in these variable rates would have increased our interest expense by approximately $556 for the year ended December 31, 2009.  We may borrow additional amounts that bear interest at variable rates.  If interest rates increase, the amount of interest that we would be required to pay on these borrowings will also increase.  Additionally, as lending requirements become more strict, we may find it difficult to encumber properties with terms similar to our current loan terms.  This could result in a decrease in the number of properties we are able to purchase or interest payments higher than what we have been accustomed to.

We have guaranteed approximately $26,400 of unconsolidated joint venture debt and approximately $5,000 of consolidated debt as of December 31, 2009.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  We would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents, unless the default is otherwise waived.  Approximately $31,105 of total unconsolidated joint venture debt matures during 2010.  We will soon be in discussions with various lenders to extend or restructure this joint venture debt although there is no assurance that we, or our joint venture partners, will be able to restructure this debt on terms and conditions we find acceptable, if at all.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.  As of December 31, 2009, we had approximately $694,468 in total indebtedness outstanding on a consolidated basis (excluding unconsolidated joint venture debt).  Additionally, there was a total of approximately $448,216 of outstanding debt incurred by our unconsolidated joint ventures, of which our share was approximately $240,632. Debt to total market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities, is often used by analysts to gauge leverage for REITs such as us.  Our debt to total market capitalization ratio was approximately 50.2%, excluding unconsolidated joint venture debt, and 57.6%, including our pro rata share of unconsolidated joint venture debt, as of December 31, 2009.  This ratio will increase with declines in our stock price which closed at $8.15 on December 31, 2009 or with increases in our borrowing, all of which could have an adverse effect on the trading price of our stock.  In addition, our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes.  Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.  In addition, a greater amount of debt relative to our peer group could have a negative effect on our stock price.

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

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.  From time to time we have used, and may in the future use, derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.  Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.

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

Federal Income Tax Risks

Failure to Qualify as a REIT.  We may fail to qualify as a REIT if, among other things:

•

less than 75% of the value of our total assets consists of cash and cash items (including receivables), real estate assets (including mortgages and interests in mortgages) and government securities at the close of each fiscal quarter;

•

securities of any one issuer (other than permitted securities, such as government securities or mortgages) represent more than 5% of the value of our total assets; however, up to 25% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries;

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

Distributions to tax-exempt investors may be classified as unrelated business tax income.   The Code may classify distributions paid to a tax-exempt investor as unrelated business tax income, or UBTI, if the investor borrows money to purchase our shares.

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

Insurance Risks

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

Potential liability for environmental contamination could result in substantial costs.  Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties simply because of our current or past ownership or operation of our real estate.  If environmental problems arise, we may have to make substantial payments because:

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

In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.  Changes in laws increasing the potential liability for environmental conditions existing at our properties, or increasing the restrictions on the handling, storage or discharge of hazardous or toxic substances or petroleum products or other actions, may result in significant unanticipated expenditures.

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

Item 2.  Properties

As of December 31, 2009, we owned fee simple interests in 121 investment properties, excluding unconsolidated joint ventures, comprised of 26 single-user retail properties, 55 Neighborhood Retail Centers, 16 Community Centers, and 24 Power Centers.  These investment properties are located in the states of Florida (1), Illinois (73), Indiana (6), Michigan (1), Minnesota (28), Missouri (1), Nebraska (1), Ohio (3), Tennessee (1) and Wisconsin (6).  Most tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.  For additional details related to investment property encumbrances, see "Real Estate and Accumulated Depreciation" (Schedule III) herein.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (a)	Average Rent Per Square Foot	Anchor Tenants (b)

Single-User Retail Properties

Bally's Total Fitness St. Paul, MN	43,000	09/99	1998	100%	$11.20	Bally's Total Fitness

Carmax Schaumburg, IL	93,333	12/98	1998	100%	22.47	Carmax

Carmax Tinley Park, IL	94,518	12/98	1998	100%	20.36	Carmax

Cub Foods Arden Hills, MN	68,442	03/04	2003	100%	13.44	Cub Foods

Cub Foods Buffalo Grove, IL	56,192	06/99	1999	100%	14.02	Cub Foods
(subleased to Great Eskape)
Cub Foods Hutchinson, MN	60,208	01/03	1999	100% (c)	9.79	Cub Foods (c)

Cub Foods Indianapolis, IN	67,541	03/99	1991	100% (c)	9.05	Cub Foods (c)

Disney Celebration, FL	166,131	07/02	1995	100%	15.73	Walt Disney World

Dominick's Countryside, IL	62,344	12/97	1975 / 2001	100%	4.28	Dominick's Finer Foods

Dominick's Schaumburg, IL	71,400	05/97	1996	100%	17.53	Dominick's Finer Foods

Food 4 Less f/k/a Dominick's Hammond, IN	71,313	05/99	1999	100%	11.80	Dominick's Finer Foods
(subleased to Food 4 Less)
Glendale Heights Retail f/k/a Dominick's Glendale Heights, IL	68,879	09/97	1997	100% (c)	11.90	Dominick's Finer Foods (c)

Grand Traverse Crossing f/k/a Circuit City Traverse City, MI	21,337	01/99	1998	0%	-	None

Hammond Mills Hammond, IN	7,488	12/98	1998	100%	21.38	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (a)	Average Rent Per Square Foot	Anchor Tenants (b)

Single-User Retail Properties

Home Goods Coon Rapids, MN	25,145	10/05	2005	100%	$13.49	Home Goods

Homewood Plaza Homewood, IL	19,000	02/98	1993	100% (c)	11.00	Office Depot (c)

Michael's Coon Rapids, MN	24,240	07/02	2001	100%	12.25	Michael's

Oliver Square f/k/a Spingbrook Market West Chicago, IL	78,158	01/98	1990	0%	-	None

PetsMart Gurnee, IL	25,692	04/01	1997	100%	14.72	PetsMart

Rite-Aid f/k/a Eckerd Drug Store Chattanooga, TN	10,908	05/02	1999	100%	21.26	Eckerd Drug Store

Riverdale Commons Outlot Coon Rapids, MN	6,566	03/00	1999	100%	18.50	None

Roundy’s Waupaca, WI	63,780	03/06	2002	100%	10.92	Pic 'N Save

Schaumburg Golf Road Retail f/k/a Tweeter Home Entertainment Schaumburg, IL	9,988	09/99	1998	100%	4.21	None

Staples Freeport, IL	24,049	12/98	1998	100%	11.50	Staples

Verizon Joliet, IL	4,504	05/97	1995	100%	38.36	None

Walgreens Jennings, MO	15,120	10/02	1996	100%	13.60	Walgreens (d)

Neighborhood Retail Centers

22nd Street Plaza Outlot Oakbrook Terrace, IL	9,970	11/97	1985/ 2004	100%	42.99	None

Aurora Commons Aurora, IL	126,908	01/97	1988	94%	10.41	Jewel Food Stores

Berwyn Plaza Berwyn, IL	18,138	05/98	1983	100%	12.34	Justice Produce

Big Lake Town Square Big Lake, MN	67,858	01/06	2005	94%	13.04	Coborn's Super Store

Brunswick Market Center Brunswick, OH	119,540	12/02	1997 / 1998	99%	12.35	Buehler's Food Markets

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (a)	Average Rent Per Square Foot	Anchor Tenants (b)

Neighborhood Retail Centers

Butera Market Naperville, IL	67,632	03/95	1991	93% (c)	$9.03	Butera Finer Foods

Byerly's Burnsville Burnsville, MN	72,339	09/99	1988	98%	10.63	Byerly's Food Store
						Erik's Bike Shop
Caton Crossing Plainfield, IL	83,792	06/03	1998	93%	14.07	Strack & Van Til

Cliff Lake Centre Eagan, MN	74,182	09/99	1988	92% (c)	12.83	None

Downers Grove Market Downers Grove, IL	104,449	03/98	1998	96%	17.69	Dominick's Finer Foods

Eastgate Center Lombard, IL	131,601	07/98	1959 / 2000	86%	7.07	Schroeder's Ace Hardware
						Illinois Secretary of State
Edinburgh Festival Brooklyn Park, MN	91,536	10/98	1997	87% (c)	9.95	Knowlan's Super Market

Elmhurst City Centre Elmhurst, IL	39,090	02/98	1994	94%	15.51	Walgreens (d)

Gateway Square Hinsdale, IL	40,170	03/99	1985	81%	21.41	None

Golf Road Plaza Niles, IL	25,884	04/97	1982	61%	10.61	None

Grand and Hunt Center Outlot Gurnee, IL	21,222	12/96	1996	100%	18.64	None

Hartford Plaza Naperville, IL	43,762	09/95	1995	97%	14.25	The Tile Shop

Hawthorn Village Commons Vernon Hills, IL	98,806	08/96	1979	95%	10.14	Dominick's Finer Foods
						Deal's
Hickory Creek Marketplace Frankfort, IL	55,831	08/99	1999	81%	11.40	None

Iroquois Center Naperville, IL	140,981	12/97	1983	90% (c)	11.46	Sears Logistics Services (c)
						Planet Fitness
						Xilin
						Big Lots
Mallard Crossing Elk Grove Village, IL	82,929	05/97	1993	89%	7.58	Food 4 Less

Maple Grove Retail Maple Grove, MN	79,130	09/99	1998	97%	12.87	Rainbow

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (a)	Average Rent Per Square Foot	Anchor Tenants (b)

Neighborhood Retail Centers

Medina Marketplace Medina, OH	72,781	12/02	1956 / 1999	100%	$11.48	Giant Eagle, Inc

Mundelein Plaza Mundelein, IL	16,803	03/96	1990	90%	14.43	None

Nantucket Square Schaumburg, IL	56,981	09/95	1980	94%	14.28	Go Play

Northgate Center Sheboygan, WI	73,647	04/05	2003	96%	11.75	Piggly Wiggly

Oak Forest Commons Oak Forest, IL	108,330	03/98	1998	94%	13.04	Food 4 Less
						Murray’s Discount Auto
Oak Forest Commons Ph III Oak Forest, IL	7,424	06/99	1999	0%	-	None

Oak Lawn Town Center Oak Lawn, IL	12,506	06/99	1999	90%	23.93	None

Orland Greens Orland Park, IL	45,031	09/98	1984	63%	13.61	Dollar Tree

Orland Park Retail Orland Park, IL	8,500	02/98	1997	16%	6.17	None

Park Square Brooklyn Park, MN	137,109	08/02	1986 / 1988	90%	11.10	Fashion Bug
						Rainbow
Park St. Claire Schaumburg, IL	11,859	12/96	1994	100%	16.24	None

Plymouth Collection Plymouth, MN	45,915	01/99	1999	100%	17.44	Golf Galaxy

Quarry Outlot Hodgkins, IL	9,650	12/96	1996	100%	33.64	None

River Square Naperville, IL	58,260	06/97	1988	84%	23.36	None

Riverplace Center Noblesville, IN	74,414	11/98	1992	100% (c)	7.25	Kroger
						Fashion Bug
Rose Plaza Elmwood Park, IL	24,204	11/98	1997	100%	19.11	Binny's Beverage Depot

Rose Plaza East Naperville, IL	11,658	01/00	1999	86%	23.61	None

Rose Plaza West Naperville, IL	14,335	09/99	1997	71%	26.84	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (a)	Average Rent Per Square Foot	Anchor Tenants (b)

Neighborhood Retail Centers

Schaumburg Plaza Schaumburg, IL	61,485	06/98	1994	94%	$12.51	Sears Hardware

Shannon Square Shoppes Arden Hills, MN	29,196	06/04	2003	96%	16.99	None

Shingle Creek Brooklyn Center, MN	39,456	09/99	1986	89%	12.06	None

Shops at Coopers Grove Country Club Hills, IL	72,518	01/98	1991	20%	16.15	None

Six Corners Plaza Chicago, IL	80,650	10/96	1966/ 2005	95% (c)	15.02	Bally Total Fitness

St. James Crossing Westmont, IL	49,994	03/98	1990	85%	19.89	None

Stuart's Crossing St. Charles, IL	85,529	08/98	1999	93%	14.47	Jewel Food Stores

The Plaza f/k/a V. Richard's Plaza Brookfield, WI	107,952	02/99	1985	70%	12.05	CVS
						Guitar Center
						Hooters of America
The Shops of Plymouth Town Center f/k/a Cub Foods Plymouth, MN	84,759	03/99	1991	97%	10.95	Cub Foods

Townes Crossing Oswego, IL	105,989	08/02	1988	91%	11.48	Jewel Food Stores

Wauconda Crossings Wauconda, IL	90,290	08/06	1997	96% (c)	13.57	Dominick's Finer Foods (c)
						Walgreens
Wauconda Shopping Center Wauconda, IL	34,137	05/98	1988	93%	15.48	Dollar Tree

Westriver Crossing Joliet, IL	32,452	08/99	1999	59%	22.48	None

Winnetka Commons New Hope, MN	42,415	07/98	1990	84% (c)	13.69	Walgreen’s (sublet to
						Frattalone's Hardware)
Woodland Heights Streamwood, IL	120,436	06/98	1956/ 1997	95%	8.46	Jewel Food Stores
						U.S. Postal Service
Community Centers

Apache Shoppes Rochester, MN	60,780	12/06	2005/ 2006	25%	11.79	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (a)	Average Rent Per Square Foot	Anchor Tenants (b)

Community Centers

Bergen Plaza Oakdale, MN	258,720	04/98	1978	93%	$6.61	K-Mart
						Rainbow
						Dollar Tree
Bohl Farm Marketplace Crystal Lake, IL	97,287	12/00	2000	53%	13.16	Dress Barn
						Barnes & Noble
Burnsville Crossing Burnsville, MN	97,210	09/99	1989	61%	10.51	PetsMart

Chestnut Court Darien, IL	170,027	03/98	1987	82% (c)	13.50	Office Depot (c)
						X-Port Gym
						Loyola Medical Center
						Factory Card Outlet
Four Flaggs Niles, IL	306,661	11/02	1973 / 1998	86%	9.23	Ashley Furniture
						Jewel Food Stores
						Global Rehabilitation
						Sweet Home Furniture
						Jo-Ann Fabrics
						Office Depot
						PetsMart
Four Flaggs Annex Niles, IL	21,425	11/02	1973 / 2001	100%	20.42	Factory Card Outlet

Lake Park Plaza Michigan City, IN	115,082	02/98	1990	86%	5.27	Jo-Ann Fabrics
						Hobby Lobby
						Factory Card Outlet
						Big R
Park Center Tinley Park, IL	194,479	12/98	1988	76%	10.82	Central Grocers
						Mattress Zone Outlet
						Chuck E. Cheese
						Old Country Buffet
Quarry Retail Minneapolis, MN	281,648	09/99	1997	99%	12.32	Home Depot
						Rainbow
						PetsMart
						Office Max
						Old Navy
						Party City
Skokie Fashion Square Skokie, IL	84,580	12/97	1984	71% (c)	14.72	None

Skokie Fashion Square II Skokie, IL	7,151	11/04	1984	100%	42.00	None

Springboro Plaza Springboro, OH	154,034	11/98	1992	100%	6.10	K-Mart
						Kroger
Two Rivers Plaza Bolingbrook, IL	57,900	10/98	1994	100% (c)	12.46	Marshall's
						Factory Card Outlet

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (a)	Average Rent Per Square Foot	Anchor Tenants (b)

Community Centers

Village Ten Center Coon Rapids, MN	211,472	08/03	2002	98%	$7.39	Lifetime Fitness
						Cub Foods
						Dollar Tree Stores
Woodland Commons Buffalo Grove, IL	170,122	02/99	1991	91%	15.08	Dominick's Finer Foods
						Jewish Community Center
Power Centers

Baytowne Shoppes/Square Champaign, IL	118,542	02/99	1993	87%	12.07	Staples
						PetsMart
						Famous Footwear
						Factory Card Outlet
Crystal Point Crystal Lake, IL	339,898	07/04	1976/ 1998	99%	9.92	Best Buy
						K-Mart
						Bed, Bath & Beyond
						The Sports Authority
						Cost Plus
						Borders Books
						Office Depot
Deer Trace Kohler, WI	149,881	07/02	2000	96%	8.40	Elder Beerman
						TJ Maxx
						Michael's
						Dollar Tree
Deer Trace II Kohler, WI	24,410	08/04	2003/ 2004	100%	17.68	None

Joliet Commons Joliet, IL	158,922	10/98	1995	92% (c)	13.04	Cinemark
						PetsMart
						Barnes & Noble
						Old Navy
						MC Sports
						Old Country Buffet
Joliet Commons Phase II Joliet, IL	40,395	02/00	1999	100%	9.72	Office Max

Lansing Square Lansing, IL	233,508	12/96	1991	86% (c)	5.90	Sam's Club (c)
						Bargain Books
Mankato Heights Mankato, MN	155,173	04/03	2002	99%	12.57	TJ Maxx
						Michael's
						Old Navy
						Pier One
						Petco
						Famous Footwear

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (a)	Average Rent Per Square Foot	Anchor Tenants (b)

Power Centers

Maple Park Place Bolingbrook, IL	218,762	01/97	1992/ 2004	83% (c)	$11.03	X-Port Gym
						Office Depot (c)
						The Sports Authority
						Best Buy
Naper West Naperville, IL	214,812	12/97	1985	91%	9.51	Barrett's Home Theater Store
						Lifestyles by Interiors, Etc
						JoAnn Fabrics
Park Avenue Centre Highland Park, IL	64,943	06/97	1996/ 2005	85% (c)	18.28	Staples
						Sam's Wine & Spirits (c)
						TREK Bicycle Store
Park Place Plaza St. Louis Park, MN	84,999	09/99	1997/ 2006	100%	16.15	Office Max
						PetsMart
Pine Tree Plaza Janesville, WI	187,413	10/99	1998	98%	10.79	Gander Mountain
						TJ Maxx
						Staples
						Michaels Stores
						Old Navy
						Petco
						Famous Footwear
Riverdale Commons Coon Rapids, MN	175,802	09/99	1998	98%	12.86	Rainbow
						The Sports Authority
						Office Max
						Petco
						Party City
Rivertree Court Vernon Hills, IL	298,862	07/97	1988	93%	11.49	Best Buy
						Kerasotes Theaters
						Office Depot
						TJ Maxx
						PetsMart
						Michaels Stores
						Ulta Salon
						Old Country Buffet
						Harlem Furniture
Rochester Marketplace Rochester, MN	70,213	09/03	2001/ 2003	100%	15.00	Staples
						PetsMart
Salem Square Countryside, IL	112,310	08/96	1973 / 1985	97%	7.49	TJ Maxx
						Marshall's
Schaumburg Promenade Schaumburg, IL	91,831	12/99	1999	90%	13.82	Pier 1 Imports
						DSW Shoe Warehouse
						Ashley Furniture

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (a)	Average Rent Per Square Foot	Anchor Tenants (b)

Power Centers

Shakopee Outlot Shakopee, MN	12,285	03/06	2007	85%	$18.94	None

Shakopee Valley Marketplace Shakopee, MN	146,430	12/02	2000 / 2001	98%	9.58	Kohl's
						Office Max
Shoppes at Grayhawk Omaha, NE	81,000	02/06	2001/ 2004	79%	24.25	Michael's

Shops at Orchard Place Skokie, IL	165,141	12/02	2000	97%	27.35	Best Buy
						DSW Shoe Warehouse
						Ulta Salon
						Pier 1 Imports
						Petco
						Walter E. Smithe
						Factory Card Outlet
University Crossings Mishawaka, IN	111,651	10/03	2003	95%	14.69	Marshall's
						Petco
						Dollar Tree Stores
						Pier One Imports
						Ross Medical Education Center
Woodfield Plaza Schaumburg, IL	177,160	01/98	1992	98%	16.26	Kohl's
						Barnes & Noble
						Buy Buy Baby
						Joseph A. Banks Clothiers
						(Subleased to David's Bridal)
Total	10,404,612			90%	$12.21

As of December 31, 2009, we owned fee simple interests in 14 investment properties through our unconsolidated joint ventures and tenant in common interests in the 4 Bank of America properties, comprised of 4 single-user retail properties, 7 Neighborhood Retail Centers, 3 Community Centers, 1 Lifestyle Center, and 3 Power Centers.  These investment properties are located in the states of Illinois (12), Maryland (1), Minnesota (1), Nevada (1), New Mexico (1), Pennsylvania (1) and Wisconsin (1).  Tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (a)	Average Rent Per Square Foot	Anchor Tenants (b)

Single-User Retail Properties

Bank of America Hunt Valley, MD	377,332	07/08	1972/ 1997	100%	$13.91	Bank of America

Bank of America Las Vegas, NV	85,708	07/08	1995	100%	21.04	Bank of America

Bank of America Rio Rancho, NM	76,768	07/08	1996	100%	11.50	Bank of America

Bank of America Moosic, PA	300,000	07/08	1995	100%	10.25	Bank of America

Neighborhood Retail Centers

Cobbler Crossing Elgin, IL	102,643	05/97	1993	95%	10.39	Jewel Food Stores

Forest Lake Marketplace Forest Lake, MN	93,853	09/02	2001	95%	12.56	MGM Liquor Warehouse
						Cub Foods
Mapleview Grayslake, IL	114,804	03/05	2000 / 2005	100%	16.34	Jewel Food Stores

Marketplace at Six Corners Chicago, IL	117,000	11/98	1997	96%	16.26	Jewel Food Store
						Marshall's Dept. Store
Ravinia Plaza Orland Park, IL	101,384	11/06	1990	96% (c)	14.05	Borders
						Pier 1 Imports
						House of Brides
Regal Showplace Crystal Lake, IL	96,928	03/05	1998	97%	19.09	Regal Cinemas

The Shoppes at Mill Creek Palos Park, IL	102,422	03/98	1989	95%	12.82	Jewel Food Store

Community Centers

Chatham Ridge Chicago, IL	175,991	02/00	1999	99%	15.06	Food 4 Less
						Marshall’s Dept. Store
						Bally Total Fitness
Greentree Centre & Outlot Caledonia, WI	169,268	02/05	1990/ 1993	97%	8.34	Pic n Save
						K-Mart

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (a)	Average Rent Per Square Foot	Anchor Tenants (b)

Community Centers

Thatcher Woods Center River Grove, IL	188,213	04/02	1969/ 1999	91%	$12.14	Walgreens
						A.J. Wright
						Hanging Garden Banquet
						Binny's Beverage Depot
						Dominick's Finer Foods
Lifestyle Center

Algonquin Commons Algonquin, IL	537,469	02/06	2004/ 2005	85% (c)	16.12	Relax Home Furniture
						PetsMart
						Office Max
						Border's
						Pottery Barn
						Old Navy
						DSW Shoe Warehouse
						Discovery
						Dick's Sporting Goods
						Trader Joe's
Power Centers						Ulta
Orland Park Place Orland Park, IL	599,672	04/05	1980/ 1999	95% (c)	11.99	K & G Superstore
						Old Navy
						Cost Plus World Market
						Stein Mart
						Tiger Direct
						Barnes & Noble
						DSW Shoe Warehouse
						Bed, Bath & Beyond
						Sports Authority
						Binny's Beverage Depot
						Office Depot
						Nordstrom Rack
						Dick's Sporting Goods
						Marshall's
Randall Square Geneva, IL	216,485	05/99	1999	91% (c)	13.48	Marshall's Dept. Store
						Bed, Bath & Beyond
						Old Navy
						Factory Card Outlet
						Famous Footwear
						PetsMart
						Michaels Stores
Woodfield Commons E/W Schaumburg, IL	207,452	10/98	1973, 1975 1997	98%	18.47	Toys R Us
						Luna Carpets
						Discovery Clothing
						Harlem Furniture
						REI
						Hobby Lobby
Total	3,663,392			95%	13.74

Total /Weighted Average	14,068,004			92%	$12.62

(a)

Financial Occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.

(b)	Anchor tenants are defined as any tenant occupying 10,000 or more square feet. The trade name is used which may be different than the tenant name on the lease.
(c)	Tenant has vacated their space but is still contractually obligated under their lease to pay rent.
(d)	Beginning with the earlier date listed, pursuant to the terms of the lease, the tenant has a right to terminate prior to the lease expiration date.

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2009 in our consolidated portfolio.

Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	Percent of Total Leased GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)

M-T-M	37	152,294	1.63%	$1,805	1.49%	$11.85
2010	152	495,665	5.32%	7,366	6.08%	14.86
2011	166	1,111,647	11.94%	14,021	11.56%	12.61
2012	206	1,063,980	11.44%	14,687	12.12%	13.80
2013	193	1,279,127	13.75%	16,333	13.47%	12.77
2014	137	1,151,567	12.37%	14,401	11.88%	12.51
2015	69	543,168	5.84%	7,285	6.01%	13.41
2016	30	228,091	2.45%	3,864	3.19%	16.94
2017	31	774,778	8.33%	9,407	7.76%	12.14
2018	30	519,270	5.58%	7,051	5.82%	13.58
2019+	82	1,986,323	21.35%	24,992	20.62%	12.58

Total	1,133	9,305,910	100.00%	$121,212	100.00%	$13.03

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2009 in our unconsolidated portfolio at 100 percent.

Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	Percent of Total Leased GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)

M-T-M	6	12,900	0.37%	$276	0.56%	$21.40
2010	50	242,382	6.98%	3,190	6.43%	13.16
2011	27	232,237	6.68%	2,790	5.62%	12.01
2012	31	170,149	4.90%	2,898	5.84%	17.03
2013	25	199,594	5.74%	3,158	6.36%	15.82
2014	49	387,324	11.16%	5,713	11.52%	14.75
2015	27	237,544	6.84%	3,646	7.35%	15.35
2016	16	180,679	5.20%	2,319	4.68%	12.83
2017	6	67,214	1.93%	1,334	2.69%	19.85
2018	12	963,705	27.74%	13,424	27.06%	13.93
2019+	27	780,226	22.46%	10,871	21.89%	13.93

Total	276	3,473,954	100.00%	$49,619	100.00%	$14.28

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2009 in our total portfolio, including those in our unconsolidated joint ventures at 100 percent.

Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	Percent of Total Leased GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)

M-T-M	43	165,194	1.29%	$2,081	1.22%	$12.60
2010	202	738,047	5.78%	10,556	6.18%	14.30
2011	193	1,343,884	10.51%	16,811	9.84%	12.51
2012	237	1,234,129	9.65%	17,585	10.29%	14.25
2013	218	1,478,721	11.57%	19,491	11.41%	13.18
2014	186	1,538,891	12.05%	20,114	11.77%	13.07
2015	96	780,712	6.11%	10,931	6.40%	14.00
2016	46	408,770	3.20%	6,183	3.62%	15.13
2017	37	841,992	6.59%	10,741	6.29%	12.76
2018	42	1,482,975	11.61%	20,475	11.99%	13.81
2019+	109	2,766,549	21.64%	35,863	20.99%	12.96

Total	1,409	12,779,864	100.00%	$170,831	100.00%	$13.37

(a)

Annualized base rent for all leases in-place at report date are determined by annualizing current monthly base rents in-place.

(b)

Annualized base rent divided by gross leasable area as of report date.

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties as of December 31, 2009, 2008, 2007, 2006 and 2005.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leaseable Area	2009%	2008%	2007%	2006%	2005%

22nd Street Plaza Outlot, Oakbrook Terrace, IL	9,970	100	100	100	99	99
Apache Shoppes, Rochester, MN	60,780	25	52	100	96	N/A
Aurora Commons, Aurora, IL	126,908	94	94	100	89	98
Bally's Total Fitness, St. Paul, MN	43,000	100	100	100	100	100
Baytowne Shoppes/Square, Champaign, IL	118,542	87	93	99	99	98
Bergen Plaza, Oakdale, MN	258,720	93	89	91	88	97
Berwyn Plaza, Berwyn, IL	18,138	100	100	100	100	21
Big Lake Town Square, Big Lake, MN	67,858	94	94	98	100	N/A
Bohl Farm Marketplace, Crystal Lake, IL	97,287	53	65	100	100	100
Brunswick Market Center, Brunswick, OH	119,540	99	98	98	95	94
Burnsville Crossing, Burnsville, MN	97,210	61	85	89	99	99
Butera Market, Naperville, IL	67,632	86(a)	99	100	100	100
Byerly's Burnsville, Burnsville, MN	72,339	98	100	96	96	96
Carmax, Schaumburg, IL	93,333	100	100	100	100	100
Carmax, Tinley Park, IL	94,518	100	100	100	100	100
Caton Crossing, Plainfield, IL	83,792	93	93	96	96	96
Chestnut Court, Darien, IL	170,027	71(a)	67	99	100	99
Cliff Lake Centre, Eagan, MN	74,182	90(a)	85	90	96	100
Crystal Point, Crystal Lake, IL	339,898	99	99	100	100	100
Cub Foods, Arden Hills, MN	68,442	100	100	100	100	100
Cub Foods, Buffalo Grove, IL	56,192	100	100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0(a)	0	0	0	0
Cub Foods, Indianapolis, IN	67,541	0(a)	0	0	0	0
Deer Trace, Kohler, WI	149,881	96	96	98	98	100
Deer Trace II, Kohler, WI	24,410	100	100	100	100	100
Disney, Celebration, FL	166,131	100	100	100	100	100
Dominick's, Countryside, IL	62,344	100	100	100	100	100
Dominick's, Schaumburg, IL	71,400	100	100	100	100	100
Downers Grove Market, Downers Grove, IL	104,449	96	97	100	99	100
Eastgate Center, Lombard, IL	131,601	86	79	81	85	84
Edinburgh Festival, Brooklyn Park, MN	91,536	80(a)	93	92	97	99
Elmhurst City Centre, Elmhurst, IL	39,090	94	100	100	100	100
Food 4 Less f/k/a Dominick's, Hammond, IN	71,313	100	100	100	100	100
Four Flaggs, Niles, IL	306,661	86	89	74	95	99
Four Flaggs Annex, Niles, IL	21,425	100	100	100	100	100
Gateway Square, Hinsdale, IL	40,170	81	89	92	100	96
Glendale Heights Retail f/k/a Dominick's, Glendale Heights, IL	68,879	0(a)	0	0	100	100
Golf Road Plaza, Niles, IL	25,884	61	86	86	95	99
Grand and Hunt Center Outlot, Gurnee, IL	21,222	100	100	54	100	100
Grand Traverse Crossings f/k/a Circuit City, Traverse City, MI	21,337	0	0	0	0	0
Hammond Mills, Hammond, IN	7,488	100	100	100	100	100
Hartford Plaza, Naperville, IL	43,762	97	100	100	100	95
Hawthorn Village Commons, Vernon Hills, IL	98,806	95	99	96	83	96
Hickory Creek Marketplace, Frankfort, IL	55,831	81	97	91	86	89
Home Goods, Coon Rapids, MN	25,145	100	100	100	100	100
Homewood Plaza, Homewood, IL	19,000	0(a)	100	100	100	100
Iroquois Center, Naperville, IL	140,981	74(a)	93	98	95	99
Joliet Commons, Joliet, IL	158,922	87(a)	100	92	100	100
Joliet Commons Ph II, Joliet, IL	40,395	100	100	100	100	79
Lake Park Plaza, Michigan City, IN	115,082	86	91	70	72	72
Lansing Square, Lansing, IL	233,508	39(a)	87	58	88	89

Properties	Gross Leaseable Area	2009%	2008%	2007%	2006%	2005%

Mallard Crossing, Elk Grove Village, IL	82,929	89	91	97	100	100
Mankato Heights, Mankato, MN	155,173	99	99	97	99	97
Maple Grove Retail, Maple Grove, MN	79,130	97	97	91	97	97
Maple Park Place, Bolingbrook, IL	218,762	74(a)	99	98	100	97
Medina Marketplace, Medina, OH	72,781	100	95	98	100	100
Michael's, Coon Rapids, MN	24,240	100	100	100	100	100
Mundelein Plaza, Mundelein, IL	16,803	90	90	89	100	100
Nantucket Square, Schaumburg, IL	56,981	94	85	95	77	94
Naper West, Naperville, IL	214,812	91	94	74	85	85
Northgate Center, Sheboygan, WI	73,647	96	98	98	98	95
Oak Forest Commons, Oak Forest, IL	108,330	94	95	93	99	31
Oak Forest Commons Ph III, Oak Forest, IL	7,424	0	0	38	76	76
Oak Lawn Town Center, Oak Lawn, IL	12,506	90	100	100	100	100
Oliver Square f/k/a Springbrook Market, West Chicago, IL	78,158	0	100	100	100	0
Orland Greens, Orland Park, IL	45,031	63	88	90	91	92
Orland Park Retail, Orland Park, IL	8,500	16	80	100	100	100
Park Avenue Centre, Highland Park, IL	64,943	50(a)	100	67	67	29
Park Center, Tinley Park, IL	194,479	76	90	90	66	97
Park Place Plaza, St. Louis Park, MN	84,999	100	100	100	100	100
Park Square, Brooklyn Park, MN	137,109	90	87	94	94	50
Park St. Claire, Schaumburg, IL	11,859	100	35	35	100	100
PetsMart, Gurnee, IL	25,692	100	100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	98	99	99	100	98
Plymouth Collection, Plymouth, MN	45,915	100	100	89	100	100
Quarry Outlot, Hodgkins, IL	9,650	100	100	100	67	100
Quarry Retail, Minneapolis, MN	281,648	99	99	99	99	97
Rite-Aid f/k/a Eckerd Drug Store, Chattanooga, TN	10,908	100	100	100	100	100
River Square, Naperville, IL	58,260	84	86	92	92	100
Riverdale Commons, Coon Rapids, MN	175,802	98	99	78	100	100
Riverdale Commons Outlot, Coon Rapids, MN	6,566	100	100	100	100	100
Riverplace Center, Noblesville, IN	74,414	98(a)	96	94	100	97
Rivertree Court, Vernon Hills, IL	298,862	93	97	97	94	99
Rochester Marketplace, Rochester, MN	70,213	100	97	100	100	54
Rose Plaza, Elmwood Park, IL	24,204	100	100	100	100	100
Rose Plaza East, Naperville, IL	11,658	86	86	88	88	100
Rose Plaza West, Naperville, IL	14,335	71	71	41	100	89
Roundy's, Waupaca, WI	63,780	100	100	100	100	N/A
Salem Square, Countryside, IL	112,310	97	97	100	100	100
Schaumburg Golf Road Retail f/k/a Tweeter, Schaumburg, IL	9,988	100	0	100	100	100
Schaumburg Plaza, Schaumburg, IL	61,485	94	94	92	91	91
Schaumburg Promenade, Schaumburg, IL	91,831	90	93	100	100	100
Shakopee Outlot, Shakopee, MN	12,285	85	100	100	N/A	N/A
Shakopee Valley Marketplace, Shakopee, MN	146,430	98	100	99	99	100
Shannon Square Shoppes, Arden Hills, MN	29,196	96	100	92	84	100
Shingle Creek, Brooklyn Center, MN	39,456	89	89	91	98	73
Shoppes at Grayhawk, Omaha, NB	81,000	79	91	93	96	N/A
Shops at Coopers Grove, Country Club Hills, IL	72,518	20	20	23	18	16
Shops at Orchard Place, Skokie, IL	165,141	97	97	94	95	98
Six Corners Plaza, Chicago, IL	80,650	74(a)	95	97	97	97
Skokie Fashion Square, Skokie, IL	84,580	50(a)	80	96	100	96
Skokie Fashion Square II, Skokie, IL	7,151	100	100	100	100	100
Springboro Plaza, Springboro, OH	154,034	100	100	100	100	100
St. James Crossing, Westmont, IL	49,994	85	100	88	78	98
Staples, Freeport, IL	24,049	100	100	100	100	100

Properties	Gross Leaseable Area	2009%	2008%	2007%	2006%	2005%

Stuart's Crossing, St. Charles, IL	85,529	93	93	93	95	95
The Plaza, f/k/a V. Richard's Plaza, Brookfield, WI	107,952	70	95	97	90	98
The Shops of Plymouth Town Center f/k/a Cub Foods, Plymouth, MN	84,759	97	100	100	100	100
Townes Crossing, Oswego, IL	105,989	91	97	100	98	100
Two Rivers Plaza, Bolingbrook, IL	57,900	80(a)	100	100	100	100
University Crossings, Mishawaka, IN	111,651	95	82	69	92	100
Verizon, Joliet, IL	4,504	100	100	100	100	100
Village Ten Center, Coon Rapids, MN	211,472	98	97	98	98	98
Walgreens, Jennings, MO	15,120	100	100	100	100	100
Wauconda Crossings, Wauconda, IL	90,290	15(a)	17	99	99	N/A
Wauconda Shopping Center, Wauconda, IL	34,137	93	84	76	31	100
Westriver Crossing, Joliet, IL	32,452	59	75	96	96	100
Winnetka Commons, New Hope, MN	42,415	77(a)	89	85	87	78
Woodfield Plaza, Schaumburg, IL	177,160	98	78	99	99	94
Woodland Commons, Buffalo Grove, IL	170,122	91	95	95	91	97
Woodland Heights, Streamwood, IL	120,436	95	88	94	93	93
Sub-total	10,404,612

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of December 31, 2009, 2008, 2007, 2006 and 2005.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leaseable Area	2009%	2008%	2007%	2006%	2005%

Algonquin Commons, Algonquin, IL	537,469	84(a)	83	88	97	N/A
Bank of America, Moosic, PA	300,000	100	100	N/A	N/A	N/A
Bank of America, Las Vegas, NV	85,708	100	100	N/A	N/A	N/A
Bank of America, Hunt Valley, MD	377,332	100	100	N/A	N/A	N/A
Bank of America, Rio Rancho, NM	76,768	100	100	N/A	N/A	N/A
Chatham Ridge, Chicago, IL	175,991	99	63	67	69	99
Cobbler Crossing, Elgin, IL	102,643	95	89	97	99	94
Forest Lake Marketplace, Forest Lake, MN	93,853	95	98	100	100	100
Greentree Centre & Outlot, Caledonia, WI	169,268	97	97	97	97	94
Mapleview, Grayslake, IL	114,804	100	96	94	92	93
Marketplace at Six Corners, Chicago, IL	117,000	96	100	100	100	100
Orland Park Place, Orland Park, IL	599,672	91(a)	98	99	94	93
Randall Square, Geneva, IL	216,485	89(a)	99	99	99	100
Ravinia Plaza, Orland Park, IL	101,384	95(a)	98	96	81	N/A
Regal Showplace, Crystal Lake, IL	96,928	97	88	100	100	96
Thatcher Woods, River Grove, IL	188,213	91	91	97	98	98
The Shoppes at Mill Creek, Palos Park, IL	102,422	95	98	97	99	99
Woodfield Commons-East/West, Schaumburg, IL	207,452	98	71	95	99	90
Sub-total	3,663,392

Grand Total	14,068,004

(a)	Tenant has vacated their space but is still contractually obligated under their lease to pay rent.

Item 3.  Legal Proceedings

We are not party to, and none of our properties is subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

PART II

(In this Part II disclosure, all amounts are presented in thousands, except per share data and square footage amounts)

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

Market Information

As of February 26, 2010, there were 4,794 stockholders of record of our common stock.  Our shares have been listed on the New York Stock Exchange since June 9, 2004 under the symbol IRC.  During January 2009 through May 2009, we paid monthly cash distributions to stockholders of $0.08167 per common share.  Beginning in June 2009 we reduced the amount we paid monthly in distributions for 2009 to an annualized amount equal to our estimated taxable income for 2009.  This change in policy resulted in a monthly distribution amount of to $0.0475 per common share.  At this time, we expect to continue to pay monthly cash dividends at this rate during 2010. During the year ended December 31, 2008, we paid distributions equal to $0.98 per share per annum.  The distribution was paid on a monthly basis equal to the pro rata share of the per annum distribution.  The following table sets forth, for the periods indicated, the high and low sales prices for our shares on the New York Stock Exchange.

For the Quarter Ended	High	Low

December 31, 2009	$8.80	$7.54
September 30, 2009	8.93	6.22
June 30, 2009	9.24	6.30
March 31, 2009	13.03	5.79

December 31, 2008	$15.68	$8.20
September 30, 2008	16.00	13.00
June 30, 2008	16.97	14.07
March 31, 2008	16.27	10.84

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information, as of December 31, 2009, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders:
2005 Equity Award Plan	132	$11.66	2,326

Equity compensation plans not approved by stockholders
Independent Director Stock Option Plan (1)	21	12.84	-
Restricted stock awards to employees (2)	-	-	-

Total	153	$11.82	2,326

(a)

We adopted the Independent Director Stock Option Plan concurrently with the commencement of our first offering in 1994.  A total of 50 shares were authorized and reserved for issuance under this plan.  Only non-employee directors were eligible to participate in this plan.  As of December 31, 2009, options to purchase all 50 authorized shares were issued, of which 29 were exercised.

(b)

These shares were issued pursuant to employment contracts with certain of our officers.  Restricted stock awards were designed to provide long-term incentives to these executive officers.

Reference is made to Notes 7 and 17 to the financial statements in Item 8 of the Annual Report for a discussion of our compensation plans.

Performance Graph

The graph below compares the cumulative total return on our common stock for the last five fiscal years, with the cumulative total return on the Standard & Poor's 500 Stock Index ("S&P 500") and with the FTSE NAREIT Equity REIT Index over the same period (assuming the investment of $100 in our common stock, the S&P 500 Index and the FTSE NAREIT Equity REIT Index on December 31, 2004, and the reinvestment of all distributions).

	2004	2005	2006	2007	2008	2009

Inland Real Estate Corporation	100.00	98.69	132.64	106.30	104.73	72.23
S&P 500	100.00	104.91	121.48	128.15	80.74	102.11
FTSE NAREIT Equity	100.00	112.17	151.49	127.72	79.54	101.80

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

In order to maintain our status as a REIT, we must distribute at least 90% of our taxable income, subject to certain adjustments, to our stockholders.  For the years ended December 31, 2009 and 2008, our taxable income was $52,529 and $57,613, respectively.  We declared monthly cash distributions to stockholders totaling $53,874 or $0.69 on an annual basis per share for the year ended December 31, 2009.  We declared monthly cash distributions to stockholders totaling $64,782 or $0.98 on an annual basis per share for the year ended December 31, 2008.   In accordance with the board of directors’ decision, we reduced the amount we paid as distributions in 2009 to an annualized amount equal to our estimated taxable income for 2009.  This change in policy resulted in a monthly distribution amount of $0.0475 per share.  At this time, we expect to continue to pay monthly cash dividends at this rate during 2010.  The Board of Directors will periodically review the current dividend policy as they evaluate our liquidity needs and monitor the impact of market conditions on operating fundamentals.  We annually notify our stockholders of the taxability of distributions paid during the preceding year.  The following table sets forth the taxability of distributions, on a per share basis, paid in 2009 and 2008:

	2009 (a)	2008 (b)

Ordinary income	$0.706	0.852
Non-taxable return of capital	0.035	0.114
Unrecaptured Section 1250 gains	-	-
Long-term capital gains	-	0.014
Qualified dividends (c)	0.022	0.039

(a)

The December distribution declared on December 17, 2009, with a record date of December 31, 2009 and payment date of January 19, 2010, is reportable for tax purposes in 2010 and is not reflected in the 2009 allocation.

(b)

The December distribution declared on December 17, 2008, with a record date of December 31, 2008 and payment date of January 20, 2009, is reportable for tax purposes in 2009 and is not reflected in the 2008 allocation.

(c)

Represents additional characterization of amounts included in Ordinary income

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding common stock during the year ended December 31, 2009.

Item 6.  Selected Financial Data

INLAND REAL ESTATE CORPORATION
For the years ended December 31, 2009, 2008, 2007, 2006, and 2005
(In thousands, except per share data)

The following table sets forth Selected Consolidated Financial Data on a historical basis for the five years ended December 31, 2009.  This information should be read in conjunction with the consolidated financial statements (including notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.  This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements.

	2009	2008	2007	2006	2005

Total assets	$1,165,428	1,236,831	1,321,319	1,269,161	1,188,999
Mortgages payable	384,468	479,935	606,680	622,280	602,817
Line of credit facility	45,000	52,000	100,000	28,000	65,000
Term loan	140,000	140,000	-	-	-
Convertible notes	123,789	159,661	172,305	170,583	-
Total revenues	170,844	188,844	184,664	175,856	180,207
Income from continuing operations	6,144	29,549	39,395	37,785	44,736
Net income available to common stockholders	8,212	30,425	42,095	45,184	47,255
Net income per common share, basic and diluted	0.10	0.46	0.64	0.67	0.70
Total distributions declared	53,875	64,782	63,824	64,491	64,212
Distributions per common share	0.69	0.98	0.98	0.96	0.95
Cash flows provided by operating activities	71,436	66,942	83,478	83,771	86,128
Cash flows provided by (used in) investing activities	6,092	(110,630)	(149,852)	(115,936)	(40,500)
Cash flows provided by (used in) financing activities	(75,989)	30,490	57,183	32,930	(54,332)
Average annualized base rent per leased square foot	12.21	12.68	12.44	11.82	11.98

Weighted average common shares outstanding, basic	78,441	66,043	65,281	67,154	67,244
Weighted average common shares outstanding, diluted	78,504	66,102	65,346	67,223	67,298

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

In this report, all references to "we," "our" and "us" refer collectively to Inland Real Estate Corporation and its consolidated subsidiaries.

Executive Summary

We are a self-managed, publically traded real estate investment trust ("REIT") that owns and operates neighborhood, community, power, lifestyle and single tenant retail centers.   We are incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  Through a taxable REIT subsidiary ("TRS"), we also manage properties owned by ventures in which we are a partner.  As of December 31, 2009, we owned interests in 139 investment properties, including 18 owned through our unconsolidated joint ventures.  Our development joint venture properties are not included as investment properties until they reach what we believe is a stabilized occupancy rate.

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

To maintain our qualification as a REIT, we engage in certain activities through Inland Venture Corporation (“IVC”), a wholly-owned TRS.  Additionally, in May 2009, the Company formed another wholly-owned TRS, Inland Exchange Venture Corporation (“IEVC”), to be a partner in its new joint venture with Inland Real Estate Exchange Corporation (“IREX”).  As such, we are subject to federal and state income and franchise taxes from these activities.

We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  We focus on acquiring "necessity based" retail centers which we believe will provide us with relatively stable earnings and potentially growth opportunities in the future.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources include, but are not limited to, amounts raised from the sale of securities, including shares of common stock under our Dividend Reinvestment Plan (“DRP”), draws on our line of credit facility, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.

In order to mitigate the decline in our revenues we will attempt to re-lease those spaces that are vacant, or may become vacant, at existing properties, at more favorable rental rates and generally will acquire additional investment properties, if circumstances allow.  During the year ended December 31, 2009, we executed 78 new, 185 renewal and nine non-comparable leases (new, previously unleased space), aggregating approximately 1,318,000 square feet on our consolidated portfolio.  The 78 new leases comprise approximately 311,000 square feet with an average rental rate of $13.60 per square foot, an 11.3% decrease over the average expiring rate.  The 185 renewal leases comprise approximately 971,000 square feet with an average rental rate of $12.30 per square foot, a 4.6% increase over the average expiring rate.  The nine non-comparable leases comprise approximately 36,000 square feet with an average base rent of $16.52.  During 2010, 152 leases will be expiring in our consolidated portfolio, which comprise approximately 496,000 square feet and account for approximately 6.1% of our annualized base rent.  We will attempt to renew or re-lease these spaces at more favorable rental rates to increase revenues and cash flow, but there is no assurance we will be successful.  Occupancy at December 31, 2009 and 2008 for our consolidated and unconsolidated portfolio is summarized below:

Consolidated Occupancy	As of December 31, 2009	As of December 31, 2008

Leased Occupancy (a)	91.1%	93.8%
Financial Occupancy (b)	90.3%	93.2%
Same Store Financial Occupancy	90.3%	93.2%

Unconsolidated Occupancy	As of December 31, 2009	As of December 31, 2008

Leased Occupancy (a)	95.2%	95.0%
Financial Occupancy (b)	94.9%	93.2%

Total Occupancy	As of December 31, 2009	As of December 31, 2008

Leased Occupancy (a)	92.1%	94.1%
Financial Occupancy (b)	91.5%	93.2%

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

Economic conditions affect the real estate industry in varying degrees.  Adverse changes in general and local economic conditions could result in the inability of certain tenants to fulfill their lease obligations and could also affect our ability to attract new tenants.  Our investment properties are typically anchored by grocery, drug or discount stores, providing everyday goods and services to consumers, rather than those stores which sell luxury items such as furniture, electronics and clothing.

During 2008 and early in 2009, retailers were experiencing declining sales.  Fourth quarter 2009 and early January 2010 retail sales reports indicate that the unprecedented sales declines of the past eighteen months may have hit bottom.  Although these reports show encouraging signs of recovery, we believe it will take some time for sales to be restored to pre-recession levels.

We believe consumer spending habits have shifted and consumers are focused on necessities and are demanding greater value for these items.  The impact of the economic conditions has caused many consumers to spend significantly less on discretionary items.  Those retailers specializing in necessity based items are the retailers we believe are doing well and are focusing on opportunities to open new stores.  We believe that our properties are well located and offer prime locations for these expansions.

The current economic downturn is still having an impact on many retailers in our portfolio.  In 2008, certain national retail chains filed for bankruptcy, including Wickes Furniture, Linens N Things and Circuit City which had a negative impact on our portfolio.  During 2009, additional bankruptcy filings such as, but not limited to, Ritz Camera, Washington Mutual and Robbins Brothers have had a negative impact on our revenues as certain locations have closed.  Although showing some signs of improvement, the operating environment for retailers remains challenging.  We believe there may be additional tenant failures in the months to come.  Although requests by our tenants for rent relief have decreased significantly from the first half of 2009, we believe that there are still some retailers struggling.

We were able to re-tenant four of the five spaces vacated in connection with the Wickes Furniture bankruptcy in 2008.  The four replacement tenants signed leases at average rates above the rejected leases and accounted for nearly all of the lost rental income from the store closings.  Filling the vacancies created by the other big-box vacancies has taken longer as the supply of available space has increased and tenant demand has decreased.  We have been able to re-lease much of the space vacated by these big-box tenants and are negotiating leases to fill more of these vacancies during 2010.  With the exception of the four leases previously described, the new leases are generally at rates lower than the original leases, however, these tenants will reimburse us for operating expenses at each center.  The length of time that a space is vacant, the payment of operating expenses without tenant reimbursements and the reality of re-leasing at rates lower than the previous leases have a negative impact on our financial results.  Additionally, there are costs associated with leasing vacant spaces such as leasing commissions and tenant improvement allowances, which both have the affect of reducing our cash flow at the beginning of the new lease.

We continue to monitor potential credit issues of our tenants, and analyze the possible effects on our consolidated financial statements.  We have seen our outstanding receivables rise, which in some cases requires us to record an allowance based on the collectability of these outstanding amounts.  As of December 31, 2009 and December 31, 2008, we had recorded an allowance in the amount of approximately $4,100 and $2,200, respectively, during each period related to these uncollectible amounts which is included in accounts receivable on the accompanying consolidated balance sheets.

Our largest expenses relate to the operation of our properties as well as the interest expense on our mortgages payable and other debt obligations.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.  Pursuant to the lease agreements, most tenants of the property are required to reimburse us for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property.  In light of the current economic conditions, we have lowered our estimates of the amounts that will be recovered from our current tenants due to the stress they appear to be experiencing in their businesses and on their cash flows.  This loss in recovery income has had a significant affect on our consolidated financial statements.  To the extent that we ultimately decide to amend leases to reduce the tenant's reimbursement obligations, our results of operations and financial condition may be further adversely affected.

To measure our operating results to those of other retail real estate owners/operators, we compare occupancy percentages and our rental rates to the average rents charged by our competitors in similar centers.  To measure our operating results to those of other REITs, we compare company-wide growth in income or FFO, growth in same store income and general and administrative expenses as a percentage of total revenues and total assets.  Based on these measures, we have historically performed comparably with those in our property sector peer group.

Strategies and Objectives

Current Strategies

Our primary business objective is to enhance the performance and value of our investment properties through management strategies that address the needs of an evolving retail marketplace.  Our success in operating our centers efficiently and effectively is, we believe, a direct result of our expertise in the acquisition, management, leasing and development/re-development, either directly or through a joint venture, of our properties.

Our portfolio places strong emphasis on necessity and value-based retail.  The current recession appears to have shifted consumer behavior to a focus on discount and value retail, which we believe will benefit us.  Additionally, our investment properties are located in what we believe are stable markets characterized by dense populations and strong incomes that will attract more retailers.  Within these markets, we have assembled concentration of properties that facilitates property management efficiencies, including expense reductions due to service volumes.

During 2009, our focus was on strengthening our balance sheet, despite one of the most capital constrained environments in recent history.  In May 2009, we strengthened our financial position by completing an equity offering of approximately 17,135 shares of our common stock and received proceeds of approximately $106,400.  We used these proceeds to pay down the balance outstanding on our line of credit at that time and to repurchase certain of our convertible notes at discounts to face value.  In November 2009, we entered into a Sales Agency Agreement with BMO Capital Markets to offer and sell shares of our common stock from time to time.  As of February 26, 2010 we sold approximately 891 shares of our common stock and received net proceeds of approximately $7,310.  The proceeds were used to pay down the outstanding balance on our line of credit.

We successfully addressed approximately $226,000 of debt maturities on both our consolidated and unconsolidated properties.  We retired a significant portion of that debt at discounts to the original loan amounts and recorded corresponding gains on the extinguishment of debt.  During 2009, we retired nine consolidated mortgages totaling approximately $94,000 and repurchased $39,500 in face value of our convertible notes at a discount.  On our unconsolidated portfolio, we refinanced one loan prior to its maturity and extended $80,000 of construction loans for our development projects.  The extensions required us to invest approximately $19,000 in preferred equity to pay down the principal on these loans and reduce the existing guarantees dollar for dollar.

Approximately $160,400 of consolidated secured debt matures during 2010.  We are in active discussions with several lenders to address this maturing debt.  We believe that we will be able to refinance this debt and it is expected that the interest rates will be higher than the rates on the expiring debt.  Additionally, our $140,000 term loan matures in September of 2010 and our line of credit facility matures in April 2011.  We are in active discussions with our existing lending group to refinance this debt as well.

Acquisition Strategies

We seek to selectively acquire well-located open air retail centers that meet our investment criteria.  We will, from time to time, acquire properties either without financing contingencies or by assuming existing debt to provide us with a competitive advantage over other potential purchasers requiring financing or financing contingencies.  Additionally, we concentrate our property acquisitions in areas where we have a large market concentration.  In doing this, we believe we are able to attract new retailers to the area and possibly lease several locations to them.  Additionally, we have been able to get some existing tenants to lease more space at our current investment properties.

Joint Ventures

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

Additionally, we have formed a joint venture to acquire properties that are ultimately sold through an offering of tenant-in-common ("TIC") interests or Delaware Statutory Trusts ("DST") in properties to investors.  We earn fees from the joint venture for providing property management, acquisition and leasing services.  We will continue to receive management and leasing fees for those properties under management, even after all of the TIC or DST interest have been sold.

Operations

We actively manage costs to minimize operating expenses by centralizing all management, leasing, marketing, financing, accounting and data processing activities to provide operating efficiencies.  We seek to improve rental income and cash flow by aggressively marketing rentable space.  We emphasize regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns.  We maintain a diversified tenant base consisting primarily of retail tenants providing consumer goods and services.  We proactively review our existing portfolio for potential re-development opportunities.

Acquisitions and Dispositions

During the years ended December 31, 2009 and 2008, we completed the following acquisitions and dispositions:

The table below presents investment property acquisitions during the year ended December 31, 2008.  No investment property acquisitions were made during the year ended December 31, 2009.

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

(a)

These properties were acquired through our joint venture with Inland Real Estate Exchange Corporation (“IREX”)

(b)

This property was contributed to our joint venture with IREX on May 15, 2008.

The table below presents investment property dispositions during the years ended December 31, 2009 and 2008.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain (Loss) on Sale

07/15/09	University of Phoenix (a)	Merrillville	IN	18,018	$6,680	$-
04/30/09	Lake Park Plaza (partial)	Michigan City	IN	114,557	1,706	8
04/08/09	Montgomery Plaza	Montgomery	IL	12,903	720	-
02/10/09	Western-Howard Plaza	Chicago	IL	11,974	1,845	117
01/30/09	Wisner-Milwaukee Plaza	Chicago	IL	14,426	4,000	1,883
01/21/09	Fox Run Square (a)(b)	Naperville	IL	143,512	26,710	341
09/03/08	High Point Center	Madison	WI	86,004	7,400	(16)
07/22/08	Greenfield Commons (a)	Aurora	IL	32,258	7,276	-
07/07/08	AT&T (a)(c)	Davenport	IA	75,000	49,515	-
07/07/08	AT&T (a)(c)	Evansville	IN	102,530	-	-
07/07/08	AT&T (a)(c)	Joplin	MO	75,000	-	-
04/17/08	Wilson Plaza	Batavia	IL	11,160	1,735	606
03/31/08	Rainbow Foods (a)	West St. Paul	MN	61,712	8,075	-
03/27/08	Delavan Crossing (a)	Delavan	WI	60,930	11,070	-
03/21/08	FMC Technologies (a)	Houston	TX	462,717	71,900	-
02/28/08	Terramere Plaza	Arlington Heights	IL	40,965	5,300	876
02/13/08	Walgreens – Decatur	Decatur	IL	13,500	400	(46)
01/23/08	Apria Healthcare (a)	Schaumburg	IL	40,906	9,950	-

				1,378,072	$214,282	$3,769

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

(c)

The interests in the three AT&T properties were sold together as a package.  The sale price of $49,515 was for all three properties.

The table below presents development property dispositions during the year ended December 31, 2009 and 2008.

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Sales Price	IVC's pro rata share of the gain (loss)

09/29/09	Savannah Crossing	TMK Development, Inc	Aurora	IL	2	$4,700	$847
08/11/08	North Aurora Outlots Phase I	North American Real Estate	North Aurora	IL	2	5,300	750
07/18/08	Orchard Crossing	Pine Tree Institutional Realty, LLC	Ft. Wayne	IN	1	1,200	(477)
06/18/08	North Aurora Outlots Phase II	North American Real Estate	North Aurora	IL	5	2,443	256
01/10/08	Savannah Crossing	TMK Development, Inc	Aurora	IL	1	1,523	425

					11	$15,166	$1,801

Proceeds from these sales were used to pay down the outstanding balances on the respective loans, with the exception of the proceeds from the Savannah Crossing sales which were a return of equity to us.

Critical Accounting Policies

General.  A critical accounting policy is one that, we believe, would materially affect our operating results or financial condition, and requires management to make estimates or judgments in certain circumstances.  We believe that our most critical accounting policies relate to the valuation and allocation of investment properties, determining whether assets are held for sale, recognition of rental income and lease termination income, our cost capitalization and depreciation policies and consolidation/equity accounting policies.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  U.S. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties that were taken into consideration upon the application of critical accounting policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Impairment of investment properties.  We assess the carrying values of our investment properties, whenever events or changes in circumstances indicate that the carrying amounts of these investment properties may not be fully recoverable. Recoverability of the investment properties is measured by comparison of the carrying amount of the investment property to the estimated future undiscounted cash flows.  In order to review our investment properties for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If our analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

We estimate the future undiscounted cash flows based on management’s intent as follows: (i) for real estate properties that we intend to hold long-term, including land held for development, properties currently under development and operating buildings, recoverability is assessed based on the estimated future net rental income from operating the property; (ii) for real estate properties that we intend to sell, including land parcels, properties currently under development and operating buildings, recoverability is assessed based on estimated proceeds from disposition that are estimated based on future net rental income of the property and expected market capitalization rates; and (iii) for costs incurred related to the potential acquisition or development of a real estate property, recoverability is assessed based on the probability that the acquisition or development is likely to occur as of the measurement date.

The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. However assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions and our ultimate investment intent that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment charges of our real estate properties.

Impairment of investments in unconsolidated entities.  We also review our investments in unconsolidated entities.  When circumstances indicate there may have been a loss in value of an equity method investment, we evaluate the investment for impairment by estimating our ability to recover our investments from future expected cash flows. If we determine the loss in value is other than temporary, we will recognize an impairment charge to reflect the investment at fair value. The use of projected future cash flows and other estimates of fair value, the determination of when a loss is other than temporary, and the calculation of the amount of the loss, is complex and subjective. Use of other estimates and assumptions may result in different conclusions. Changes in economic and operating conditions that occur subsequent to our review could impact these assumptions and result in future impairment charges of its equity investments.

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

The aggregate value of other intangibles is measured based on the difference between the purchase price and the property valued as-if-vacant.  We utilize information contained in independent appraisals and management's estimates to determine the respective as-if-vacant property values.  Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases and the risk adjusted cost of capital.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, up to 24 months.  Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses.  We allocate the difference between the purchase price of the property and the as-if-vacant value first to acquired above and below market leases.  We evaluate each acquired lease based upon current market rates at the acquisition date and consider various factors including geographic location, size and location of leased space within the investment property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market.  After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to the acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate.  The determination of the discount rate used in the present value calculation is based upon a rate for each individual lease and primarily based upon the credit worthiness of each individual tenant.  The values of the acquired above and below market leases are amortized over the life of each respective lease as an adjustment to rental income.

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the weighted average lease term for each property as a component of amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of December 31, 2009, we had not allocated any amounts to customer relationships.

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

In instances where we are not the primary beneficiary of a variable interest entity or we do not control the joint venture, we use the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations is reflected as equity in earnings (loss) of unconsolidated joint ventures on our consolidated statements of operations and other comprehensive income.  Additionally, our net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

Investment in Securities.  We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2009 and 2008 consist of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at December 31, 2009 and 2008 were $6,719 and $5,180, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during 2009, 2008 and 2007.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions could periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, we do not believe the risk is significant based on our review of the rating of the institutions where our cash is deposited.  Additionally, FDIC insurance coverage has been increased to $250,000 and in some circumstances, the coverage is unlimited.  In June 2009, the FDIC extended the new deposit insurance limit through 2013.  This was originally set to expire in December 2009.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP, our draws on our line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  As of December 31, 2009, we were in compliance with the covenants on our line.  We had up to $110,000 available under our $155,000 line of credit facility and an additional $145,000 available under an accordion feature.  The access to the accordion feature is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.  If necessary, such as for new acquisitions, we believe we can generate capital by entering into financing arrangements or joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties, joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

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

On November 10, 2009, we entered into a Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell shares of our common stock having an aggregate offering price of up to $100 million from time to time through BMO, acting as sales agent.  Offers and sales of shares of our common stock, if any, may be made in privately negotiated transactions (if we and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  As of February 26, 2010, we issued approximately 891 shares of our common stock pursuant to the Sales Agency Agreement.  We received net proceeds of approximately $7,310 from the issuance of these shares and used the proceeds to reduce the outstanding balance on our line of credit, subsequent to the end of the year.

Certain joint venture commitments require us to invest cash in properties under development and in properties that do not necessarily meet our investment criteria but which are offered for syndication through our joint venture with IREX.  In certain cases, this capital is invested for periods longer than expected.  The syndication of the four buildings leased by Bank of America that are being marketed through our joint venture with IREX in two separate packages, has taken longer than we anticipated.  We have approximately $19,792 invested in the current IREX joint venture properties available for syndication.  As of December 31, 2009, we had received approximately $37,800 of our original $62,300 investment back in the Bank of America buildings.  The joint venture anticipates that marketing of the Bank of America buildings will continue throughout 2010.  Additionally, we have delayed completion of our development projects from our original 2010 and 2011 completion dates to one to two years beyond that point due to challenging conditions.  Therefore, our investment of $55,490 in our development projects will be committed longer than originally anticipated.  During the year ended December 31, 2009, we invested approximately $19,000 of preferred equity in these ventures to pay down the principal on the loans and negotiated dollar for dollar reductions of loan guarantees on certain projects.  We have guaranteed approximately $26,400 of current unconsolidated joint venture debt.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  There is no assurance that we will be able to recover the funds invested in these ventures or that we will earn a return on these invested funds.

We invest in marketable securities of other entities, including REITs.  These investments in securities totaled $11,045 at December 31, 2009, consisting of preferred and common stock investments.  At December 31, 2009, we had recorded a net unrealized gain of $3,771 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the year ended December 31, 2009 and 2008, we realized gains on sale of $1,436 and $943, respectively.  Additionally, during the years ended December 31, 2009 and 2008, we realized non-cash impairment losses of $2,660 and $12,043, respectively, related to a decline in value of certain investment securities which were determined to be other than temporary.

As of December 31, 2009, we owned interests in 139 investment properties, including those owned through our unconsolidated joint ventures.  In the aggregate, all of our 139 investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements and current distributions.  Monthly debt service requirements are primarily interest only as only three of our secured mortgages require monthly principal amortization.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, based on debt outstanding at December 31, 2009:

	2010 (a)	2011 (b)	2012	2013	2014	Thereafter	Total
Maturing debt:
Fixed rate debt	$132,716	225,676	56,414	763	46,293	10,364	472,226
Variable rate debt	168,342	45,000	2,700	-	6,200	-	222,242

Weighted average interest rate
Fixed rate debt	4.80%	4.61%	5.22%	-	5.18%	7.65%	4.87%
Variable rate debt	2.12%	1.60%	6.00%	-	0.70%	-	2.02%

(a)

Included in the debt maturing during 2010 is our $140,000 term loan.  We pay interest only during the term of this loan at a variable rate equal to either 50 basis points over the Prime rate or 200 basis points over LIBOR, in effect at the time of the borrowing.  As of December 31, 2009, the interest rate on this loan was 2.25%.  The term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2009, we were in compliance with these covenants.

(b)

Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $125,000.  The consolidated balance sheets are presented net of a fair value adjustment of $1,211.  Additionally, included in the debt maturing during 2011 is our line of credit facility.  As of December 31, 2009, the outstanding balance on this line was $45,000.  We pay interest only on draws under the line at the rate equal to 100 – 150 basis points over LIBOR.  As of December 31, 2009, the weighted average interest rate on outstanding draws was 1.60%.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2009, we were in compliance with these covenants.

Our mortgages payable are secured by certain of our investment properties.  Mortgage loans outstanding as of December 31, 2009 were $384,468 and had a weighted average interest rate of 4.64%.  Of this amount, $347,226 had fixed rates ranging from 3.99% to 7.65% and a weighted average fixed rate of 4.96% as of December 31, 2009.   The remaining $37,242 of mortgage debt represented variable rate loans with a weighted average interest rate of 1.69% as of December 31, 2009.  Additionally, we had $310,000 of unsecured debt outstanding, comprised of our term loan, line of credit facility and the face value of our convertible notes.

Approximately $160,400 of consolidated mortgages payable and our $140,000 term loan mature during 2010 and approximately $100,000 of consolidated mortgages payable, our $155,000 line of credit facility, with an outstanding balance of $45,000 at December 31, 2009 and $125,000 in face value of convertible note mature in 2011.  It is our intention to refinance this debt at market terms available at the time of the maturities.  We are currently in discussions with various lenders to refinance the 2010 maturities.  At this time, we do not expect to be required to invest additional equity at the time of the refinancings.  There is no assurance that we will obtain terms similar to those of the expiring debt and the interest rates charged may be higher than we are currently paying.  The result of higher interest rates would have a negative impact on our results of operations and ability to pay distributions.  Further, as part of any refinancing, we may be required to pledge additional assets as collateral and may not be able to achieve the same loan to value ratios on our secured indebtedness.  In addition, we may raise additional equity by selling shares of common stock or other securities in an effort to further strengthen our balance sheet.

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Net cash provided by operating activities	$71,436	66,942	83,478

Net cash provided by (used in) investing activities	$6,092	(110,630)	(149,852)

Net cash provided by (used in) financing activities	$(75,989)	30,490	57,183

2009 Compared to 2008

Net cash provided by operating activities was $71,436 for the year ended December 31, 2009, as compared to $66,942 for the year ended December 31, 2008.  The increase in cash provided by operating activities is due primarily to a reduction in accounts receivable.  During the year ended December 31, 2009, we collected amounts previously outstanding from our tenants and also increased the allowance for uncollectable accounts and had higher write off's than during the year ended December 31, 2008, causing the decrease in accounts receivable.  Additionally contributing to the increase in cash provided by operating activities is lower accounts payable and accrued expenses, due to lower expenses at the end of 2009 compared to 2008.  Partially offsetting this increase is decreased operating distributions from our unconsolidated joint ventures and decreased cash from property operations as a result of the current economic conditions.  See our discussion of results of operations for an explanation of the decreases related to property operations.

Net cash provided by investing activities was $6,092 for the year ended December 31, 2009, as compared to net cash used in investment activities of $110,630 during the year ended December 31, 2008.  The primary reason for the decrease in cash used in investing activities was the use of $180,580 to purchase investment properties and $17,806 in additions to investment properties during the year ended December 31, 2008, as compared to no investment property acquisitions and $16,785 in additions to investment properties during the year ended December 31, 2009.  Partially offsetting the decrease in cash used was the receipt of lower proceeds from the sale of joint venture interests, lower proceeds from the sale of investment properties and lower distributions from our unconsolidated joint ventures. Additionally, we received less cash from mortgages receivable and used cash to establish a new note receivable during the year ended December 31, 2009, as compared to the year ended December 31, 2008.  During the year ended December 31, 2008, we received payment upon the maturity of our mortgage receivable with Tri-Land Properties, Inc as compared to establishing a new mortgage receivable during the year ended December 31, 2009 in conjunction with the sale of an investment property.  Additionally, during the year ended December 31, 2009, we established a note receivable with one of our unconsolidated joint ventures by purchasing the venture's mortgages at a discount to its face value.

Net cash used in financing activities was $75,989 for the year ended December 31, 2009, as compared to net cash provided by financing activities of $30,490 for the year ended December 31, 2008.  The primary reason for the increase in cash used was the use of $31,040 to repurchase certain of the convertible notes we previously issued and using $93,289 to payoff certain mortgages and $7,000 in net payoffs on our line of credit during the year ended December 31, 2009, as compared to loan proceeds, net of loan payoffs of $12,575 and $48,000 in net payoffs on our line of credit during the year ended December 31, 2008.  Additionally, during the year ended December 31, 2008, we received $140,000 in proceeds from our unsecured term loan.  No such proceeds were received during the year ended December 31, 2009.  Partially offsetting the increase in cash used was the receipt of $111,375 in proceeds from our May 2009 equity offering, offset by costs of the offering in the amount of $5,478 and proceeds of $629 from our current At the Market offering, offset by costs in the amount of $178.  Additionally, we paid less in distributions to our stockholders as a result of the decrease in the rate per share that we distribute.

2008 Compared to 2007

Net cash provided by operating activities during the year ended December 31, 2008 was $66,942, as compared to $83,478 for the year ended December 31, 2007, which consists primarily of net income from property operations.  This decrease was primarily the result of decreased cash received from our tenants and the payment of larger common area maintenance expenses on our investment properties during the year ended December 31, 2008, as compared to the year ended December 31, 2007.  Additionally, we received less operating distributions from our unconsolidated joint ventures during the year ended December 31, 2008, as compared to the year ended December 31, 2007.

Net cash used in investing activities was $110,630 for the year ended December 31, 2008, as compared to $149,852 for the year ended December 31, 2007.  During the year ended December 31, 2008, we acquired six investment properties, all of which were for our joint venture with IREX, at a cost of $180,580 and completed $17,806 in additions to our investment properties, as compared to ten investment properties purchased during the year ended December 31, 2007, of which nine were for our joint venture with IREX, at a cost of $156,690 and completed $18,118 in additions.  Additionally, during the year ended December 31, 2008, we received more cash from the sale of joint venture interests related to the sales to investors through our IREX joint venture and the sale of investment properties in our wholly-owned portfolio.  During the year ended December 31, 2008, we also received payment upon the maturity of our mortgage receivable with Tri-Land Properties, Inc., invested less cash in, and received fewer distributions from our unconsolidated joint ventures.

Net cash provided by financing activities was $30,490 for the year ended December 31, 2008, as compared to $57,183 for the year ended December 31, 2007.  This decrease is a result of using approximately $10,934 during the year ended December 31, 2008 to repurchase certain of our convertible notes.  Additionally, we had net payments on our line of credit facility of approximately $48,000 during the year ended December 31, 2008, as compared to net proceeds of $72,000 received during the year ended December 31, 2007.  Partially offsetting this decrease in cash provided by financing activities is cash received from our $140,000 term loan that we closed during the year ended December 31, 2008 and receiving approximately $1,227 additional proceeds from our DRP.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of the year ended December 31, 2009:

Contractual Obligations	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$384,468	161,058	160,553	52,777	10,080
Line of Credit Facility	45,000	-	45,000	-	-
Convertible Notes (a)	123,789	-	123,789	-	-
Term Loan	140,000	140,000	-	-	-
Office Lease	411	411	-	-	-
Interest Expense (b)(c)	49,607	22,770	22,645	2,433	1,759

(a)

Our convertible notes issued during 2006 mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.

(b)

Interest expense on the convertible notes was calculated through the first date at which we are able to call the notes.

(c)

Interest expense on the line of credit facility was calculated with the outstanding balance as of December 31, 2009.

Results of Operations

This section describes and compares our results of operations for the three years ended December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009, we had ownership interests in 30 single-user retail properties, 62 Neighborhood Centers, 19 Community Centers, 27 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the same twelve month periods during each year.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and we are able to determine the effects of our new acquisitions on net income.  Net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.  A total of 121 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.4 million square feet.  The activity for "other investment properties" is comprised of activity from properties owned through our joint venture with IREX while they were consolidated.  Operations from properties acquired through this joint venture are recorded as consolidated income until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations and other comprehensive income.  The "same store" investment properties represent 100% of the square footage of our consolidated portfolio at December 31, 2009.  The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the years ended December 31, 2009, 2008 and 2007 along with reconciliation to net income available to common stockholders, calculated in accordance with U.S. GAAP.

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Rental income and tenant recoveries:
"Same store" investment properties, 121 properties
Rental income	$120,320	124,443	124,160
Tenant recovery income	43,224	51,072	49,787
Other property income	4,505	3,452	2,944
"Other investment properties"
Rental income	57	5,327	3,133
Tenant recovery income	73	492	185
Other property income	(1)	6	9
Total rental and additional rental income	$168,178	184,792	180,218

Property operating expenses:
"Same store" investment properties, 121 properties
Property operating expenses	$24,217	26,977	24,500
Real estate tax expense	31,571	30,073	30,809
"Other investment properties"
Property operating expenses	21	331	107
Real estate tax expense	-	322	105
Total property operating expenses	$55,809	57,703	55,521

Property net operating income
"Same store" investment properties	$112,261	121,917	121,582
"Other investment properties"	108	5,172	3,115
Total property net operating income	$112,369	127,089	124,697

Other income:
Straight-line income (expense)	(732)	(658)	526
Amortization of lease intangibles	68	159	457
Other income	2,813	4,613	5,377
Fee income from unconsolidated joint ventures	3,330	4,551	3,463
Gain on sale of investment properties	341	-	-
Gain on sale of joint venture interest	2,766	5,043	3,100
Gain on extinguishment of debt	7,980	3,412	319

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiary	513	(198)	(633)
Bad debt expense	(5,616)	(2,564)	(878)
Depreciation and amortization	(46,375)	(44,214)	(41,452)
General and administrative expenses	(12,639)	(12,991)	(11,903)
Interest expense	(34,823)	(46,711)	(48,807)
Impairment of investment securities	(2,660)	(12,043)	(240)
Provision for asset impairment	(4,696)	(666)	(362)
Equity in earnings (loss) of unconsolidated ventures	(16,495)	4,727	5,731

Income from continuing operations	6,144	29,549	39,395
Income from discontinued operations	2,485	1,305	3,144
Net income	8,629	30,854	42,539

Less: Net income attributable to the noncontrolling interest	(417)	(429)	(444)

Net income available to common stockholders	$8,212	30,425	42,095

On a "same store" basis (comparing the results of operations of the investment properties owned during the year ended December 31, 2009, with the results of the same investment properties owned during the year ended December 31, 2008), property net operating income decreased $9,656 with total rental and additional rental income decreasing by $10,918 and total property operating expenses decreasing $1,262.  In comparing the results of operations from the "same store" properties during the year ended December 31, 2008 and 2007, property net operating income increased $335 with total rental and additional rental income increasing $2,076 and total property operating expenses increasing $1,741.

Net income available to common stockholders decreased $22,213 when comparing the year ended December 31, 2009 to the year ended December 31, 2008 and decreased $11,670 when comparing the year ended December 31, 2008 to the year ended December 31, 2007.

Rental income decreased $4,123 on a "same store" basis, for the year ended December 31, 2009, as compared to the year ended December 31, 2008 primarily due to early termination of certain leases, extended abatement periods on new leases, decreased occupancy, tenant bankruptcies and rent relief and deferment requests.  Total rental income decreased $9,393 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, reflecting a decrease in rental income from our "other investment properties."  This decrease is due to a decrease in income on properties owned through our joint venture with IREX, while they were consolidated.  The University of Phoenix office building was consolidated until early February 2009 and was the only IREX joint venture property that was consolidated during the year ended December 31, 2009, as compared to ten properties consolidated for various times during the year ended December 31, 2008.

Rental income increased $283 on a "same store" basis, for the year ended December 31, 2008, as compared to the year ended December 31, 2007.  Total rental income increased $2,477 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, reflecting an increase in rental income from our "other investment properties" primarily due an increase in the number of properties owned through our joint venture with IREX, while consolidated.

Tenant recovery income decreased $7,848 on a "same store" basis, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily due to the same factors causing the decrease in rental income.  Additionally, the decrease in recovery income is due to a decrease in property operating expenses.  Total tenant recovery income decreased $8,267, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, reflecting a decrease in tenant recovery income on our "other investment properties."

Tenant recovery income increased $1,285 on a "same store" basis, for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily due to increased property operating expenses during the same periods.  Total tenant recovery income increased $1,592 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, reflecting an increase in tenant recovery income from our "other investment properties."

Other property income increased $1,053 on a "same store" basis, for the year ended December 31, 2009, as compared to the year ended December 31, 2008 and $508 for the year ended December 31, 2008, as compared to the year ended December 31, 2007.  This increase is due in most part to an increase in lease termination fees and an increase in late charges due from our tenants.

Property operating expenses decreased $2,760 on a "same store" basis, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due primarily to a decrease in common area maintenance expenses such as routine maintenance and decreased snow removal costs.  Total property operating expenses decreased $3,070, reflecting a decrease in common area maintenance expenses incurred on our "other investment properties."  This decrease is due to a decrease in expenses on properties owned through our joint venture with IREX, while they were consolidated.

Property operating expenses increased $2,477 on a "same store" basis, for the year ended December 31, 2008, as compared to the year ended December 31, 2007.  The increase is due primarily to increased payroll and other related items, landscaping costs and snow removal costs.  Offsetting these increases was a decrease in parking lot and roof repairs required during the year ended December 31, 2008, as compared to the year ended December 31, 2007.

Other income decreased $1,800 for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  This decrease is due to a decrease in dividend income and interest income from mortgages receivable.  During the year ended December 31, 2008, we recorded interest income in the amount of $887 related to our mortgage receivable with Tri-Land Properties, Inc.  The mortgage receivable was paid in full on June 30, 2008.  During the year ended December 31, 2009, we recorded $22 of interest income on our mortgage receivable related to our sale of Montgomery Plaza earlier in the year.  Partially offsetting this decrease in other income is an increase in gains on sale of certain investment securities during the year ended December 31, 2009, as compared to the year ended December 31, 2008.

Other income decreased $764 for the year ended December 31, 2008, as compared to the year ended December 31, 2007.  The primary reason for this decrease was less interest income from mortgages receivable during the year ended December 31, 2008, as compared to the year ended December 31, 2007 due to the repayment of our mortgage receivable with Tri-Land Properties, Inc. in June 2008.  Offsetting this decrease in other income during the year ended December 31, 2008, as compared to the year ended December 31, 2007 is an increase in dividend income on our securities portfolio and gains on sale related to securities sold during the year ended December 31, 2008.

Fee income from unconsolidated joint ventures decreased $1,221 for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  This decrease is due to a decrease in acquisition fees earned on sales through our IREX joint venture.  Partially offsetting this decrease is an increase in property management fees due to an increased number of properties under management through our unconsolidated joint ventures and the properties that have been fully sold through our IREX joint venture.

Fee income from unconsolidated joint ventures increased $1,088 for the year ended December 31, 2008, as compared to the year ended December 31, 2007.  This increase is due to an increase in acquisition fees earned on the properties acquired by our joint venture with IREX and increased management fees earned on a larger portfolio of properties in our unconsolidated joint ventures.

Gain on sale of joint venture interest decreased $2,277 for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  During the year ended December 31, 2008, we recorded the gain previously deferred in conjunction with the repayment of our mortgage receivable with Tri-Land Properties, Inc. in the amount of $3,193.  No such gain was recorded during the year ended December 31, 2009.  Offsetting the decrease from this one-time gain are increased gains on sale in connection with our joint venture with IREX during the year ended December 31, 2009, as compared to the year ended December 31, 2008.

Gain on sale of joint venture interest increased $1,943 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily due to the one-time gain previously discussed and increased gains on sale in connection with our joint venture with IREX.  Partially offsetting this increase was a gain in the amount of $2,228 recorded during the year ended December 31, 2007 in connection with the sale of our interest in a previous joint venture.

Gain on extinguishment of debt increased $4,568 for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  This increase is due to higher gains recorded for the purchase of certain of our convertible notes at a discount to the contract amount and discounts received for the early payoff of certain of our mortgages payable during the year ended December 31, 2009, as compared to the year ended December 31, 2008.

Gain on extinguishment of debt increased $3,093 for the year ended December 31, 2008, as compared to the year ended December 31, 2007.  During the year ended December 31, 2008, the gain relates to the repurchase of certain of our convertible notes at a discount to the contract amount.  During the year ended December 31, 2007, the gain relates to the sale of an investment property in which the buyer assumed the loan, prior to its maturity.

Bad debt expense increased $3,052 for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  The increase in bad debt expense is due to increased tenant bankruptcies and the current economic challenges facing our tenants.  We periodically review the collectability of outstanding receivables.  Allowances are taken for those balances that we have reason to believe will be uncollectable, including any amounts relating to straight-line rent receivables.  Amounts deemed to be uncollectable are written off.

Bad debt increased $1,686 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily due to the reasons previously discussed for the years ended December 31, 2009 and 2008.

Depreciation and amortization increased $2,161 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due in most part to the write off of tenant related assets including tenant improvements and in-place lease values, as a result of early lease terminations and increased vacancies.

Depreciation and amortization increased $2,762 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily due to the reasons previously discussed for the years ended December 31, 2009 and 2008.

General and administrative costs decreased $352 for the year ended December 31, 2009, as compared to the year ended December 31, 2008 due to our ability to reduce or maintain our operating costs during the current year.

General and administrative expenses increased $1,088 for the year ended December 31, 2008, as compared to the year ended December 31, 2007.  This increase is due in part to an increase in salaries and other payroll related items, an increase in marketing costs due to the redesign of our website and additional costs incurred on potential transactions that we are no longer pursuing.

Interest expense decreased $11,888 for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  The decrease is primarily due to a decrease in interest of approximately $7,200 on our mortgages payable and approximately $2,800 on our line of credit facility due to lower outstanding balances maintained during the year and lower interest rates charged on our variable rate debt.  Additionally, interest expense on our convertible notes decreased approximately $1,800 due to repurchases of notes during 2008 and 2009 and by interest expense recorded related to the amortization of the discount associated with these notes.  Partially offsetting the decrease in interest expense is an increase of approximately $1,600 related to our term loan entered into in September 2008.

Interest expense decreased $2,096 due to a decrease in interest on our mortgages payable and line of credit facility due to lower outstanding balances maintained throughout the year and a decrease in the rates charged on our variable rate debt.  This decrease is offset by an increase in interest due on the $140,000 term loan that we closed on during the year ended December 31, 2008.

Impairment of investment securities decreased $9,383 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due to recording lower non-cash charges related to declines in value of certain investment securities which were determined to be other than temporary.

Impairment of investment securities increased $11,803 due to recording a non-cash charge of approximately $12,043 during the year ended December 31, 2008, related to a decline in value of certain investment securities which were determined to be other than temporary, compared to only $240 during the year ended December 31, 2007.

During the year ended December 31, 2009, we recorded a provision for asset impairment of $2,873 related to basis differences recorded for interest costs incurred for certain development projects.  Additionally, we recorded an impairment of $1,823 related to one consolidated investment property and a portion of another.  Both properties were sold at prices below our current carrying value and required adjustments.  During the year ended December 31, 2008, we recorded a provision for asset impairment of $666 related to a property subsequently sold in 2008.  During the year ended December 31, 2007, we recorded a provision for asset impairment of $362 related to a property subsequently sold in 2008.

Equity in earnings (loss) of unconsolidated joint ventures decreased $21,222 for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  The primary reason for this decrease was impairment charges recorded related to four development joint venture properties during the year ended December 31, 2009.  The total impairment loss recorded was $31,919 at the joint venture level.  Our pro rata share of this loss, equal to $14,753, is included in this item on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, this decrease is due in part to a decrease in operations due to losses incurred during the year ended December 31, 2009 through our joint venture with NYSTRS.  The losses result from increased vacancies, primarily the result of certain tenant bankruptcies and increased depreciation and amortization as a result of the write off of certain tenant related assets.

Equity in earnings of unconsolidated joint ventures decreased $1,004 for the year ended December 31, 2008, as compared to the year ended December 31, 2007.  This decrease is due in part to a decrease in operations due to losses incurred during the year ended December 31, 2008 through our joint venture with NYSTRS.  The losses result from increased vacancies, primarily the result of certain tenant bankruptcies.  This decrease is offset by our share of a lease termination fee for a tenant at one of our NYSTRS joint venture properties in the amount of approximately $2,600 recorded during the year ended December 31, 2008.  Additionally, we recorded higher land sale gains during the year ended December 31, 2008, as compared to the year ended December 31, 2007.

Significant Tenants (a) (b)

The following table presents the significant retail tenants in our total portfolio, based on percentage of annual base rent, along with their respective percentage of total square footage, annual base rent, and approximate receivable balance as of December 31, 2009:

Tenant Name	Annual Base Rent (c)	Percentage of Annual Base Rent	Percentage of Total Square Footage	Receivable Balance at December 31, 2009

Supervalue Inc. (d)	$10,887	7.19%	7.34%	$679
Dominick's Finer Foods	6,227	4.11%	3.75%	15
Roundy's	4,528	2.99%	3.08%	161
Carmax	4,021	2.66%	1.34%	-
TJX Companies, Inc. (e)	3,915	2.59%	3.19%	433
PetsMart	3,537	2.34%	1.90%	259
Kroger	3,362	2.22%	2.64%	43
Best Buy	2,424	1.60%	1.31%	33
The Sports Authority	2,340	1.55%	1.27%	129
Office Depot	2,277	1.50%	1.42%	1,486
The GAP	1,912	1.26%	0.97%	173
OfficeMax	1,818	1.20%	1.03%	105
Retail Ventures, Inc (DSW Warehouse)	1,751	1.16%	0.68%	44
Michael’s	1,718	1.14%	1.07%	61
Bed, Bath & Beyond (f)	1,632	1.08%	1.17%	225
Barnes & Noble	1,557	1.03%	0.66%	166
Dick’s	1,553	1.03%	1.17%	314

Total	$55,459	36.65%	33.99%	$4,326

(a)

Significant tenants are tenant that represent 1% or more of our annualized base rent.

(b)

The table above includes properties owned through our unconsolidated joint ventures.

(c)

Annualized rent shown includes joint venture partner’s pro rata share.

(d)

Includes Jewel and Cub Foods.

(e)

Includes TJ Maxx, Marshall’s and A.J. Wright stores.

(f)

Includes Bed, Bath & Beyond and Buy, Buy Baby.

Captive Insurance

We are a member of a limited liability company formed as an insurance association captive (the "Captive"), which is owned in equal proportions with two other REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc., and us.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  The Captive was formed to initially insure/reimburse the members' deductible obligations for the first $75 above the insured's maintenance deductible of $10 of property insurance and $100 of general liability insurance.  We entered into the Captive to stabilize our insurance costs, manage our exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a variable interest entity ("VIE") and we are not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.  We were not required to make additional capital contributions to this entity during the years ended December 31, 2009 and 2008.

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

Joint Venture Entity	Company's Profit/Loss Allocation Percentage at December 31, 2009 (a)	Investment in and advances to unconsolidated joint ventures at December 31, 2009	Investment in and advances to unconsolidated joint ventures at December 31, 2008

IN Retail Fund LLC	50%	$48,779	56,646
NARE/Inland North Aurora I, II & III	45%	23,867	9,772
Oak Property and Casualty	33%	1,128	1,112
TMK/Inland Aurora Venture LLC	40%	5,589	9,220
PDG/Tuscany Village Venture LLC	15%	6,767	7,501
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC	85%	16,416	12,325
TDC Inland Lakemoor LLC	48%	2,851	8,403
IRC/IREX Venture LLC	(b)	19,792	47,937

Investment in and advances to joint ventures		$125,189	152,916

(a)

The profit/loss allocation percentage is allocated after the calculation of our preferred return.

(b)

Our profit/loss allocation percentage varies based on the amount of interest we hold in the properties that are in the selling process.

The unconsolidated joint ventures had total outstanding debt in the amount of $448,216 (total debt, not the Company's pro rata share) at December 31, 2009 that matures as follows:

Joint Venture Entity	2010	2011	2012	2013	2014	Thereafter	Total

IN Retail Fund LLC (a)	$-	56,254	47,300	34,490	103,889	22,000	263,933
NARE/Inland North Aurora I (b)	-	17,708	-	-	-	-	17,708
NARE/Inland North Aurora II	-	3,549	-	-	-	-	3,549
NARE/Inland North Aurora III	-	13,819	-	-	-	-	13,819
PDG/Tuscany Village Venture (c)	9,052	-	-	-	-	-	9,052
PTI Ft. Wayne LLC (d)	1,250	14,800	-	-	-	-	16,050
PTI Boise LLC (e)	-	-	2,700	-	-	-	2,700
PTI Westfield LLC (f)	9,000	-	-	-	-	-	9,000
TDC Inland Lakemoor LLC (g)	22,105	-	-	-	-	-	22,105
IRC/IREX Venture LLC	-	-	-	90,300	-	-	90,300

Total unconsolidated joint venture debt	$41,407	106,130	50,000	124,790	103,889	22,000	448,216

(a)

We have guaranteed our pro rata share of one loan included in the 2014 column in the amount of approximately $9,800.

(b)

We have guaranteed approximately $1,100 of the 2011 maturity.

(c)

This loan matured in September 2009.  We are not a party to this loan agreement and therefore have not guaranteed any portion of this loan.  The joint venture is engaged in discussions with the lender to extend this debt.  The lender has not taken any negative actions with regards to this matured loan.

(d)

This loan matures in June 2011.  We have guaranteed approximately $8,000 of this outstanding loan.

(e)

This loan matures in October 2012.  In September 2009, we purchased the mortgage from the lender at a discount and became a lender to the joint venture.

(f)

This loan matures in December 2010.  We have guaranteed approximately $2,100 of this outstanding loan.

(g)

This loan matures in August 2010.  We have guaranteed approximately $5,400 of this outstanding loan.

We have guaranteed approximately $26,400 of unconsolidated joint venture debt as of December 31, 2009.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  We would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents, unless the default is otherwise waived.  We are required to estimate the fair value of these guarantees and record a corresponding liability.  We have determined that the fair value of such guarantees are immaterial as of December 31, 2009 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

During the year ended December 31, 2009, the joint venture was not in compliance with a condition in the loan for TDC Inland Lakemoor LLC.  The condition required construction to begin as of a specified date in 2009.  As no construction had been started, the lender negotiated to advance the maturity date by one year, in exchange for waiving the condition.

Our proportionate share of the earnings or losses from these ventures is reflected as equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, we earn fees for providing property management, leasing and acquisition activities to these ventures.  We recognize fee income equal to our joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income.  During the year ended December 31, 2009, we earned $3,330 in fee income from our unconsolidated joint ventures, as compared to $4,551 and $3,463 for the years ended December 31, 2008 and 2007, respectively.  This fee income decreased due in most part to decreased acquisition fees related to fewer properties purchased for our joint venture with IREX.  During the year ended December 31, 2009, the overall decrease was partially offset by increased management fees on an increased number of properties in our unconsolidated joint ventures.  Acquisition fees are earned on the IREX joint venture properties as the interests are sold to the investors.  We expect these fees to continue to decrease as inventory of property owned by the joint venture and available for sale diminishes.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

When circumstances indicate there may have been a loss in value of an equity method investment, we evaluate the investment for impairment by estimating our ability to recover our investments from future expected cash flows. If we determine the loss in value is other than temporary, we will recognize an impairment charge to reflect the investment at fair value.  During the year ended December 31, 2009, the following impairment losses are included in equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.

Joint Venture Entity	Total impairment	Company's pro rata share

NARE/Inland North Aurora II	$(3,181)	(1,431)
NARE/Inland North Aurora III	(4,276)	(1,924)
PDG/Tuscany Village Venture LLC	(7,450)	(1,118)
PTI Westfield LLC	(5,713)	(4,856)
TDC Inland Lakemoor LLC	(11,299)	(5,424)

	$(31,919)	(14,753)

In addition to the impairment charges above, we recorded $2,873 in impairment loss related to basis differences recorded for interest costs incurred for each project.  This loss is included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.  No impairment charges were required or recorded during the years ended December 31, 2008 and 2007.

The operations of properties contributed to the joint ventures by us are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  Differences between our investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the years ended December 31, 2009, 2008 and 2007 we recorded $1,438, $1,436 and $1,428, respectively, of amortization of this basis difference.

Approximately $41,407 of total unconsolidated joint venture debt matures during 2010, including required principal reductions.  The joint ventures will soon be in discussions with various lenders to extend or restructure this joint venture debt although there is no assurance that we, or our joint venture partners, will be able to restructure this debt on terms and conditions we find acceptable, if at all.

During the year ended December 31, 2009, one of our development joint ventures completed a sale of a Walgreens building to a third party for approximately $4,700.  The joint venture recorded a gain on sale of approximately $885. Our pro rata share of this gain, including our preferred return, was $847, which is reflected in equity in earnings (loss) of unconsolidated joint ventures for the year ended December 31, 2009.  During the year ended December 31, 2008, our development joint ventures sold four land parcels to third parties for approximately $10,500.  The joint ventures recorded gains on sale of approximately $1,629.  Our pro rata share of these gains, including our preferred return, was $954, which is reflected in equity in earnings (loss) of unconsolidated joint ventures for the year ended December 31, 2008.

During the year ended December 31, 2009, we did not acquire any investment properties on behalf of our joint venture with IREX.  The joint venture is in various stages of selling properties acquired in 2008.  During the year ended December 31, 2009, we earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  We, and our joint venture partner, have agreed to temporarily waive the management fees that may be charged on the Bank of America properties.  It is our intention that these fees will be reinstated gradually over the next two to three years.  Additionally, in conjunction with the sales, we recorded gains of approximately $2,766, $1,850 and $697, for the years ended December 31, 2009, 2008 and 2007, respectively.  These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

On May 7, 2009, we signed another joint venture agreement with IREX (the "May 7 Agreement").  The agreement dated September 5, 2006 (the "September 5 Agreement") continues to govern the properties that have already been acquired for this joint venture, but have not been completely sold.  The May 7 Agreement will govern any properties acquired in the future by this venture.  Under the May 7 Agreement, acquisition fees due to the parties will be paid upon the sale of a TIC or DST interest rather than upon the completion of the final sales, as provided in the September 5 Agreement.  The May 7 Agreement grants additional veto rights to us, which were not included in the September 5 Agreement, in connection with capital contributions and changes to the fees and or reserves  and eliminates the additional return of 9% per annum on our outstanding capital contributions.  If new acquisitions are made by the joint venture, IEVC, a wholly owned taxable REIT subsidiary of ours, will be entitled to earn leasing fees and on-going property management fees under the May 7 Agreement.  Future acquisitions will depend on the timing of pending syndications, as well as our own capital requirements and the overall acquisition market.

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

•

Tuscany Village (PDG/Tuscany Village Venture - Tuscany Village (340,000 square feet of retail space planned) is located in the Orlando area.  The venture currently has an executed land sale contract with a national warehouse discounter to anchor the project, which contract is subject to buyer's due diligence review through March 8, 2010.  There is no assurance that this transaction will close.

•

Shops at Lakemoor (TDC Inland Lakemoor LLC) - The Shops at Lakemoor (535,000 square feet of retail space planned), located in Lakemoor, Illinois, is surrounded by well-established communities that we believe are currently "under-retailed."  The venture is currently in discussions with retailers to anchor this development.

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

We have been successful in extending the majority of the development joint venture loans on the development projects for up to two years.  During the year ended December 31, 2009, we invested approximately $19,000 of preferred equity in these ventures to pay down principal on the loans and negotiated dollar for dollar reductions of loan guarantees on certain projects.  However, as part of the recent refinancings and loan extensions, there are still on-going obligations to pay down the outstanding balances in the future on two of these loans.  We expect to be required to invest up to an additional $7,400 in these ventures to pay down the outstanding balances on the loans in connection with the development properties.  We expect to use draws on our unsecured line of credit to fund the additional equity requirements.

Fair Value Disclosures

Our valuation of marketable securities, which are considered to be available-for-sale, utilize unadjusted quoted prices determined by active markets for the specific securities we have invested in, and therefore fall into Level 1 of the fair value hierarchy. Our valuation of our derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative and therefore fall into Level 2 of the fair value hierarchy.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward curves.  Our valuation of total debt and our investment in unconsolidated joint ventures utilizes unobservable inputs in which little or no market data is available, requiring us to develop our own assumptions and therefore fall into Level 3 of the fair value hierarchy.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair value measurements at December 31, 2009 using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Available for sale securities	$11,045	-	-
Investments in and advances to unconsolidated joint ventures
NARE/Inland North Aurora II	-	-	3,466
NARE/Inland North Aurora III	-	-	9,616
PDG/Tuscany Village Venture LLC	-	-	6,767
PTI Westfield LLC	-	-	5,236
TDC Inland Lakemoor LLC	-	-	2,851

Total assets	$11,045	-	27,936

Derivative interest rate instruments liabilities (a)	$-	160	-
Variable rate debt	-	-	217,319
Fixed rate debt	-	-	466,605

Total liabilities	$-	160	683,924

(a)

The derivative interest rate instruments are held through certain of our unconsolidated joint ventures.  The amount in the above table reflects the entire liability of the instruments.  We may be required to make an additional capital contribution of $77, our pro rata share of this amount, to cover the joint venture's liability.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our total debt is estimated to be $217,319 for debt which bears interest at variable rates and $466,605 for debt which bears interest at fixed rates.  We estimate the fair value of our total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by our lenders.

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

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007

Net income available to common stockholders	$8,212	30,425	42,095
Gain on sale of investment properties	(2,349)	(1,331)	(2,506)
Equity in depreciation and amortization of unconsolidated joint ventures	16,210	11,540	10,129
Amortization on in-place lease intangibles	2,798	3,494	3,180
Amortization on leasing commissions	1,306	892	799
Depreciation, net of noncontrolling interest	41,996	40,134	38,253

Funds From Operations	68,173	85,154	91,950

Net income available to common stockholders per weighted average common share - basic and diluted	$0.10	0.46	0.64

Funds From Operations, per weighted average common share - basic and diluted	$0.87	1.29	1.41

Weighted average number of common shares outstanding, basic	78,441	66,043	65,281

Weighted average number of common shares outstanding, diluted	78,504	66,102	65,346

Distributions declared	$53,875	64,782	63,824
Distributions per common share	$0.69	0.98	0.98
Distributions / Funds From Operations Payout Ration	79.0%	76.1%	69.4%

Items impacting FFO:

Gain on extinguishment of debt	(7,980)	(3,412)	(319)
Provision for asset impairment	4,696	666	362
Impairment of investment securities	2,660	12,043	240
Provision for asset impairment included in equity in earnings (loss) of unconsolidated joint ventures	14,753	-	-
Tax benefit related to current impairment charges, net of valuation allowance	(1,638)	-	-

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

We believe EBITDA is an important supplemental non-GAAP measure.  We utilize EBITDA to calculate our interest expense coverage ratio, which equals EBITDA divided by total interest expense.  We believe that using EBITDA, which excludes the effect of non-operating expenses and non-cash charges, all of which are based on historical cost and may be of limited significance in evaluating current performance, facilitates comparison of core operating profitability between periods and between REITs, particularly in light of the use of EBITDA by a seemingly large number of REITs in their reports on forms 10-Q and 10-K.  We believe that investors should consider EBITDA in conjunction with net income and the other required U.S. GAAP measures of our performance to improve their understanding of our operating results.

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007

Income from continuing operations	$6,144	29,549	39,395
Gain on sale of property	(1,188)	(953)	(174)
Net income attributable to noncontrolling interest	(417)	(429)	(444)
Income (loss) from discontinued operations, excluding gains	477	(26)	638
Income tax (benefit) expense of taxable REIT subsidiary	(513)	198	633
Interest expense	34,823	46,711	48,807
Interest expense associated with discontinued operations	-	486	1,128
Interest expense associated with unconsolidated joint ventures	11,477	9,235	7,734
Depreciation and amortization	46,375	44,214	41,452
Depreciation and amortization associated with discontinued operations	83	647	1,110
Depreciation and amortization associated with unconsolidated joint ventures	16,210	11,540	10,129

EBITDA	$113,471	141,172	150,408

Total Interest Expense	$46,300	56,432	57,669

EBITDA: Interest Expense Coverage Ratio	2.5 x	2.5 x	2.6 x

Items impacting EBITDA

Gain on extinguishment of debt	(7,980)	(3,412)	(319)
Provision for asset impairment	4,696	666	362
Impairment of investment securities	2,660	12,043	240
Provision for asset impairment included in equity in earnings (loss) of unconsolidated joint ventures	14,753	-	-

Impact of Recent Accounting Principles

Guidance issued in June 2009, improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financials statements about a transfer of financial assets; the effects of a transfer on its financials position, financial performance and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  The guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter and needs to be applied to transfers occurring on or after the effective date.  Early adoption is prohibited.  The adoption of this guidance is not expected to have a material affect on our consolidated financial statements.

Guidance issued in June 2009, amends previously issued guidance related to consolidation.  These changes eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity and require companies to more frequently reassess whether they must consolidated variable interest entities.  The changes also replace the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity.  Changes are effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The adoption of this new guidance will not have an impact on our consolidated financial statements as there are no changes to which entities will be consolidated, at this time.

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

Subsequent Events

We have evaluated subsequent events through February 26, 2010, the date on which the consolidated financial statements were issued.

On January 19, 2010, we paid a cash distribution of $0.0475 per share on the outstanding shares of our common stock to stockholders of record at the close of business on December 31, 2009.

On January 19, 2010, we announced that we had declared a cash distribution of $0.0475 per share on the outstanding shares of our common stock.  This distribution was payable on February 17, 2010 to the stockholders of record at the close of business on February 1, 2010.

On February 17, 2010, we paid a cash distribution of $0.0475 per share on the outstanding shares of our common stock to stockholders of record at the close of business on February 1, 2010.

On February 17, 2010, we announced that we had declared a cash distribution of $0.0475 per share on the outstanding shares of our common stock.  This distribution is payable on March 17, 2010 to the stockholders of record at the close of business on March 1, 2010.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2009, 2008 and 2007 we had no material derivative instruments, on a consolidated basis.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will generally only enter into derivative transactions that satisfy the aforementioned criteria.

Our exposure to market risk for changes in interest rates relates to the fact that some of our long-term debt consists of variable interest rate loans.  These variable rate loans are based on LIBOR, therefore, fluctuations in LIBOR will have an impact on our consolidated financial statements.  We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting this debt to fixed rates when we deem such conversion advantageous.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension based on our view of the current interest rate environment.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2014 and thereafter and weighted average interest rates for the debt maturing in each specified period.  The instruments, the principal amounts of which are presented below, were entered into for non-trading purposes.

	2010 (a) (b)	2011 (c)	2012	2013	2014	Thereafter	Total	Fair Value (e)

Fixed rate debt	$132,716	225,676	56,414	763	46,293	10,364	472,226	466,605
Weighted average interest rate	4.80%	4.61%	5.22%	-	5.18%	7.65%	4.87%	-

Variable rate debt	$168,342	45,000	2,700 (d)	-	6,200	-	222,242	217,319
Weighted average interest rate	2.12%	1.60%	6.00%	-	0.70%	-	2.02%	-

(a)

Approximately $160,422 of our mortgages payable mature during 2010.  We intend to refinance the 2010 maturities at market terms available at the time of the maturity.

(b)

Included in the debt maturing during 2010 is our $140,000 term loan.  We pay interest only during the term of this loan at a variable rate equal to either 50 basis points over the Prime rate or 200 basis points over LIBOR, in effect at the time of the borrowing.  As of December 31, 2009, the interest rate on this loan was 2.25%.  The term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2009, we were in compliance with these covenants.  We expect to refinance this term loan at market terms available at the time of the maturity.

(c)

Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $125,000.  The consolidated balance sheets are presented net of a fair value adjustment of $1,211.  Additionally, included in the debt maturing during 2011 is our line of credit facility.  As of December 31, 2009, the outstanding balance on this line was $45,000.  We pay interest only on draws under the line at the rate equal to 100 – 150 basis points over LIBOR.  As of December 31, 2009, the weighted average interest rate on outstanding draws was 1.60%.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2009, we were in compliance with these covenants.

(d)

We have guaranteed this mortgage and we would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document, unless the default is otherwise waived.

(e)

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

The table above does not reflect indebtedness incurred after December 31, 2009.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness, fixed rate debt that matures and needs to be refinanced and hedging strategies used to reduce the impact of any increases in rates.

At December 31, 2009, approximately $222,242, or 32%, of our debt has variable interest rates averaging 2.02%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $556 for the year ended December 31, 2009.

Equity Price Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices is a result of our investment in securities.  At December 31, 2009, our investment in securities totaled $11,045.  The carrying values of investments in securities subject to equity price risks are based on quoted market prices as of the date of the consolidated balance sheets.  Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions.  Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.  We do not engage in derivative or other hedging transactions to manage our equity price risk.

Other than temporary impairments were $2,660, $12,043 and $240 for the years ended December 31, 2009, 2008 and 2007, respectively.  We believe that our investment will continue to generate dividend income and, as the stock market recovers, we could begin to recognize gains on sale.  However, due to general economic and credit market uncertainties, it is difficult to project the stock market and our portfolio value.

Item 8.  Financial Statements and Supplementary Data

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Corporation:

We have audited the accompanying consolidated balance sheets of Inland Real Estate Corporation (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),  the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Chicago, Illinois
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Corporation:

We have audited Inland Real Estate Corporation’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income, equity, and  cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois
February 26, 2010

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
December 31, 2009 and 2008
(In thousands, except per share data)

	December 31, 2009	December 31, 2008
Assets:
Investment properties:
Land	$333,433	336,917
Construction in progress	322	258
Building and improvements	921,461	926,455

	1,255,216	1,263,630
Less accumulated depreciation	308,785	279,945

Net investment properties	946,431	983,685

Cash and cash equivalents	6,719	5,180
Investment in securities	11,045	8,429
Accounts receivable, net	42,545	47,305
Investment in and advances to unconsolidated joint ventures	125,189	152,916
Acquired lease intangibles, net	14,438	18,055
Deferred costs, net	8,147	9,612
Other assets	10,914	11,649

Total assets	$1,165,428	1,236,831

Liabilities:
Accounts payable and accrued expenses	$29,461	30,621
Acquired below market lease intangibles, net	2,319	2,793
Distributions payable	4,017	5,431
Mortgages payable	384,468	479,935
Term loan	140,000	140,000
Line of credit facility	45,000	52,000
Convertible notes	123,789	159,661
Other liabilities	11,183	14,166

Total liabilities	740,237	884,607

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at December 31, 2009 and 2008	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 84,560 and 66,498 Shares issued and outstanding at December 31, 2009 and 2008, respectively	846	665
Additional paid-in capital (net of offering costs of $64,472 and $58,816 at December 31, 2009 and 2008, respectively)	749,156	636,199
Accumulated distributions in excess of net income	(330,214)	(284,551)
Accumulated other comprehensive income (loss)	3,710	(2,235)

Total stockholders' equity	423,498	350,078

Noncontrolling interest	1,693	2,146

Total equity	425,191	352,224

Total liabilities and equity	$1,165,428	1,236,831

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Other Comprehensive Income
For the years ended December 31, 2009, 2008 and 2007
(In thousands except per share data)

	2009	2008	2007
Revenues
Rental income	$119,713	129,271	128,276
Tenant recoveries	43,297	51,564	49,972
Other property income	4,504	3,458	2,953
Fee income from unconsolidated joint ventures	3,330	4,551	3,463
Total revenues	170,844	188,844	184,664

Expenses:
Property operating expenses	29,854	29,872	25,485
Real estate tax expense	31,571	30,395	30,914
Depreciation and amortization	46,375	44,214	41,452
Provision for asset impairment	4,696	666	362
General and administrative expenses	12,639	12,991	11,903
Total expenses	125,135	118,138	110,116

Operating income	45,709	70,706	74,548

Other income	2,813	4,613	5,377
Gain on sale of investment properties	341	-	-
Gain on sale of joint venture interest	2,766	5,043	3,100
Gain on extinguishment of debt	7,980	3,412	319
Impairment of investment securities	(2,660)	(12,043)	(240)
Interest expense	(34,823)	(46,711)	(48,807)
Income before income tax benefit (expense) of taxable REIT subsidiary, equity in earnings (loss) of unconsolidated joint ventures, discontinued operations and income attributable to noncontrolling interest	22,126	25,020	34,297

Income tax benefit (expense) of taxable REIT subsidiary	513	(198)	(633)
Equity in earnings (loss) of unconsolidated joint ventures	(16,495)	4,727	5,731
Income from continuing operations	6,144	29,549	39,395
Income from discontinued operations	2,485	1,305	3,144
Net income	8,629	30,854	42,539

Less: Net income attributable to the noncontrolling interest	(417)	(429)	(444)
Net income available to common stockholders	8,212	30,425	42,095

Other comprehensive income (expense):
Unrealized gain (loss) on investment securities	3,068	(9,747)	(3,947)
Reversal of unrealized loss to realized loss on investment securities	2,660	12,043	240
Unrealized gain (loss) on derivative instruments	217	(197)	(81)

Comprehensive income	$14,157	32,524	38,307

Basic and diluted earnings available to common shares per weighted average common share:

Income from continuing operations	$0.08	0.45	0.60
Income from discontinued operations	0.03	0.02	0.05
Net income attributable to the noncontrolling interest	(0.01)	(0.01)	(0.01)
Net income available to common stockholders per weighted average common share – basic and diluted	$0.10	0.46	0.64

Weighted average number of common shares outstanding – basic	78,441	66,043	65,281
Weighted average number of common shares outstanding – diluted	78,504	66,102	65,346

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Equity
For the years ended December 31, 2009, 2008 and 2007
(In thousands except per share data)

	2009	2008	2007
Number of shares
Balance at beginning of year	66,498	65,669	65,059
Shares issued from DRP	803	813	592
Restricted shares	-	-	11
Cancelled restricted shares	(2)	(3)	-
Exercise of stock options	-	-	4
Issuance of shares	17,261	19	3
Balance at end of year	84,560	66,498	65,669

Common Stock
Balance at beginning of year	$665	657	650
Proceeds from DRP	9	8	7
Issuance of shares	172	-	-
Balance at end of year	846	665	657

Additional Paid-in capital
Balance at beginning of year	636,199	624,805	614,615
Proceeds from DRP	6,319	10,997	9,771
Amortization of stock compensation	400	356	302
Amortization of debt issue costs	62	40	25
Exercise of stock options	-	-	25
Issuance of shares	111,832	1	67
Offering costs	(5,656)	-	-
Balance at end of year	749,156	636,199	624,805

Accumulated distributions in excess of net income
Balance at beginning of year	(284,551)	(250,194)	(228,465)
Net income available to common stockholders	8,212	30,425	42,095
Distributions declared	(53,875)	(64,782)	(63,824)
Balance at end of year	(330,214)	(284,551)	(250,194)

Accumulated other comprehensive income (loss)
Balance at beginning of year	(2,235)	(4,334)	(546)
Unrealized gain (loss) on investment securities	3,068	(9,747)	(3,947)
Reversal of unrealized loss to realized loss on investment securities	2,660	12,043	240
Unrealized gain (loss) on derivative instruments	217	(197)	(81)
Balance at end of year	3,710	(2,235)	(4,334)

Noncontrolling interest
Balance at beginning of year	2,146	2,494	3,126
Net income attributable to noncontrolling interest	417	429	444
Contributions to noncontrolling interest	24	-	-
Purchase of noncontrolling interest	(149)	(26)	(324)
Distributions to noncontrolling interest	(745)	(751)	(752)
Balance at end of year	1,693	2,146	2,494

Total equity	$425,191	352,224	373,428

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2009, 2008, and 2007

(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$8,212	30,425	42,095
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	4,696	666	362
Depreciation and amortization	46,908	45,336	43,007
Amortization of deferred stock compensation	400	356	302
Amortization on acquired above/below market leases	(61)	(162)	(457)
Gain on sale of investment properties	(2,349)	(1,332)	(2,680)
Gain on extinguishment of debt	(7,980)	(3,412)	(319)
Realized loss on investment securities, net	1,224	11,100	90
Noncontrolling interest	417	429	444
Equity in earnings (income) loss of unconsolidated ventures	16,495	(4,727)	(5,731)
Gain on sale of joint venture interest	(2,766)	(5,043)	(2,925)
Straight line rental income	732	871	(681)
Amortization of loan fees	3,031	2,348	2,081
Amortization of convertible note discount	1,422	1,804	1,721
Distributions from unconsolidated joint ventures	42	1,740	6,449
Changes in assets and liabilities:
Restricted cash	751	2,200	(324)
Accounts receivable and other assets, net	4,401	(10,166)	(8,844)
Accounts payable and accrued expenses	(1,120)	(5,111)	5,482
Prepaid rents and other liabilities	(3,019)	(380)	3,406
Net cash provided by operating activities	71,436	66,942	83,478

Cash flows from investing activities:
Restricted cash	$(170)	(200)	(630)
Escrows held for others	-	-	(5)
Proceeds from sale of interest in joint venture, net	32,656	47,820	43,140
Sale of investment securities, net	1,908	842	(5,094)
Purchase of investment properties	-	(180,580)	(156,690)
Additions to investment properties, net of accounts payable	(16,785)	(17,806)	(18,118)
Proceeds from sale of investment properties, net	7,712	13,636	3,699
Distributions from unconsolidated joint ventures	12,325	17,996	32,793
Investment in unconsolidated joint ventures	(28,435)	(13,841)	(54,272)
Mortgages receivable	(515)	22,872	6,415
Leasing fees	(2,604)	(1,369)	(1,090)
Net cash provided by (used in) investing activities	6,092	(110,630)	(149,852)

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Cash flows from financing activities:
Proceeds from the DRP	6,328	11,005	9,778
Proceeds from exercise of options	-	-	25
Issuance of shares, net of offering costs	106,348	1	66
Purchase of noncontrolling interest, net	(125)	(25)	(126)
Loan proceeds	2,700	130,085	93,303
Payoff of debt	(93,289)	(117,510)	(56,400)
Net proceeds (repayments) under line of credit facility	(7,000)	(48,000)	72,000
Proceeds from term loan	-	140,000	-
Convertible notes	(31,040)	(10,934)	-
Loan fees	(321)	(2,158)	(698)
Other current liabilities	(3,557)	(6,510)	3,653
Distributions paid	(55,288)	(64,713)	(63,666)
Distributions to noncontrolling interest partners	(745)	(751)	(752)
Net cash provided by (used in) financing activities	(75,989)	30,490	57,183

Net increase (decrease) in cash and cash equivalents	1,539	(13,198)	(9,191)

Cash and cash equivalents at beginning of year	5,180	18,378	27,569

Cash and cash equivalents at end of year	$6,719	5,180	18,378

Supplemental disclosure of cash flow information

Cash paid for interest, net of capitalized interest	$31,407	44,737	47,773

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

(1)

Organization and Basis of Accounting

Inland Real Estate Corporation (the "Company"), a Maryland corporation, was formed on May 12, 1994.  The Company, collectively with its consolidated entities, is a publicly held real estate investment trust ("REIT") that owns, operates and develops (directly or through its unconsolidated entities) open-air neighborhood, community, power and lifestyle shopping centers and single tenant retail properties located primarily in what we believe is the demographically strong upper Midwest markets.

All amounts in these footnotes to the consolidated financial statements are stated in thousands with the exception of per share amounts, square foot amounts, number of properties, number of states, number of leases and number of employees.

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

Certain reclassifications were made to the 2008 and 2007 financial statements to conform to the 2009 presentation but have not changed the results of prior years, other than as indicated or discussed.  Please refer to footnote 15 for a discussion of the retrospective accounting change related to the Company’s convertible notes.

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

Accounting Policies

Depreciation expense is computed using the straight-line method.  Building and improvements are depreciated based upon estimated useful lives of each asset type.  The Company accounts for tenant allowances as tenant improvements.  Tenant improvements are depreciated over the life of the related lease.

Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income.  Acquired in-place leases and customer relationship values are amortized over the weighted average lease term for each property as a component of amortization expense.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

Leasing fees are amortized on a straight-line basis over the life of the related lease.  Loan fees are amortized on a straight-line basis over the life of the related loan.  Leasing fees and loan fees are presented in the accompanying consolidated balance sheets as deferred costs.  Deferred costs are presented net of accumulated amortization of $8,637 and $7,107 for the years ended December 31, 2009 and 2008, respectively.

Effective January 1, 2009, the Company expenses acquisition costs for future investment property acquisitions to record the acquisition at its fair value.  Prior to January 1, 2009, the Company capitalized all acquisitions costs as part of the value of the investment property as an addition to building and improvements.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in-place leases) and any assumed financing that is determined to be above or below market terms.  In some circumstances, the Company engages independent real estate appraisal firms to provide market information and evaluations that are relevant to its purchase price allocations; however, the Company is ultimately responsible for the purchase price allocations.  The aggregate value of other intangibles is measured based on the difference between the purchase price and the property valued as-if-vacant.  The Company does not have any amounts allocated to customer relationships as of December 31, 2009 and 2008.

The Company capitalizes interest costs related to construction in progress and considers both interest paid on debt obtained to fund the project and the interest cost incurred during the period.  The Company has recorded approximately $659, $1,271 and $1,636 of capitalized interest related to certain of its development joint ventures for the years ended December 31, 2009, 2008 and 2007, respectively.

Amortization pertaining to the above market lease intangibles of $406, $507 and $652 was recorded as a reduction to rental income for the years ended December 31, 2009, 2008 and 2007, respectively.  Amortization pertaining to the below market lease intangibles of $474, $669 and $1,109 was recorded as an increase to rental income for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $2,798, $2,834 and $2,787 for the years ended December 31, 2009, 2008 and 2007, respectively.  In the accompanying consolidated balance sheets, acquired lease intangibles is presented net of accumulated amortization of $16,516 and $14,034 for the years ended December 31, 2009 and 2008, respectively and acquired below market lease intangibles are net of accumulated amortization of $1,866 and $3,041 for the years ended December 31, 2009 and 2008, respectively.  The table below presents the amounts to be recorded for the amortization of intangibles over the next five years:

Year	Amortization of Above Market Lease Intangibles	Amortization of Below market Lease Intangibles	Amortization of In Place Lease Intangibles	Total

2010	$388	(296)	2,207	2,299
2011	326	(289)	2,192	2,229
2012	263	(283)	2,164	2,144
2013	213	(262)	1,571	1,522
2014	150	(170)	1,364	1,344
Thereafter	243	(1,019)	3,357	2,581

Total	$1,583	(2,319)	12,855	12,119

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

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

The use of projected future cash flows is based on assumptions that are consistent with the Company's estimates of future expectations and the strategic plan it uses to manage its underlying business. However assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company's ultimate investment intent that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment charges of our real estate properties.  During the year ended December 31, 2009, the Company recorded an impairment loss of $1,695 related to a 229,639 square foot community center located in Michigan City, Indiana, as well as an impairment loss of $129 related to a 12,903 square foot neighborhood retail center located in Montgomery, Illinois.  During the year ended December 31, 2008, the Company recorded an impairment loss of $666 related to an 86,004 square foot neighborhood retail center located in Madison, Wisconsin.  During the year ended December 31, 2007, the Company recorded an impairment loss of $362 related to a 13,500 square foot single-user retail center located in Decatur, Illinois.  Each of these properties was subsequently sold and the losses are included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

The Company accounts for its convertible notes by separately accounting for the debt and equity components of convertible instruments. The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The debt is subsequently accreted to its par value over its expected life with a rate of interest being reflected in earnings that reflects the market rate at issuance. The Company has recorded $9,627 to additional paid in capital on the accompanying consolidated balance sheets, for each period, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The total principal amount outstanding was $125,000 and 164,500 as of December 31, 2009 and December 31, 2008, respectively.

The Company's joint venture with Inland Real Estate Exchange Corporation ("IREX") has offered tenant-in-common ("TIC") interest or Delaware Statutory Trust ("DST") interests in properties that it holds together with its joint venture partner, to investors in a private placement exempt from registration under the Securities Act of 1933.  These TIC and DST interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code.  The Company consolidates properties owned by the joint venture when it owns 100% of the equity interests. Upon the first sale of equity interests through the private placement offerings, the Company accounts for its interest under the equity method of accounting, as major decisions require unanimous consent by the co-owners that share an undivided interest in the properties.  The Company structures its TIC and DST programs with acquisition fees, which are due to the Company from the proceeds of the sales.  As the Company sells its interest in properties through TIC and DST sales, it recognizes its proportionate share of acquisition fees and gain on sale as each individual transaction is completed.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company's debt is estimated to be $217,319 for debt which bears interest at variable rates and $466,605 for debt which bears interest at fixed rates.  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company's lenders.

Offering costs are offset against the Stockholders' equity accounts.  Offering costs consist principally of printing, legal, selling and registration costs.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of December 31, 2009 and 2008, the Company held letters of credit for tenant security deposits totaling approximately $201 and $639, respectively.

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

As a lessor, the Company deferred the recognition of contingent rental income, such as percentage/excess rent until the specified target that triggered the contingent rental income was achieved.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument.  The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose it to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Certain of the Company's unconsolidated joint ventures entered into interest rate swap contracts to limit their exposure to variable interest rates.  These derivative instruments were designated as cash flow hedges and therefore qualify for hedge accounting.  The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.

A mortgage receivable is considered impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter. As of December 31, 2009, the Company had a $515 mortgage receivable related to the sale of an investment property and no outstanding mortgages receivable at December 31, 2008.  Based upon the Company's judgment, its mortgage receivable was not impaired as of December 31, 2009.

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

Recent Accounting Principles

Guidance issued in June 2009, improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financials statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  The guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter and needs to be applied to transfers occurring on or after the effective date.  Early adoption is prohibited.  The adoption of this guidance is not expected to have a material affect on the Company's consolidated financial statements.

Guidance issued in June 2009, amends previously issued guidance related to consolidation.  These changes eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity and require companies to more frequently reassess whether they must consolidate variable interest entities.  The changes also replace the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity.  Changes are effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The adoption of this new guidance will not have an impact on the Company's consolidated financial statements as there are no changes to which entities will be consolidated, at this time.

(2)

Investment Securities

Investment in securities of $11,045 and $8,429 at December 31, 2009 and 2008, respectively consist of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value. The Company acquires stock on margin and the margin loan is subject to separate terms and conditions.  At December 31, 2008 the loan balance was $3,537, and is included in other liabilities in the accompanying consolidated balance sheets.  As of December 31, 2009, no margin loan was outstanding.  Declines in the value of our investment securities could impact our ability to borrow on margin in the future.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  The Company has recorded a net unrealized gain of $3,771 on the accompanying consolidated balance sheets as of December 31, 2009, and a net unrealized loss of $1,957 as of December 31, 2008, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the years ended December 31, 2009, 2008 and 2007 resulted in gains on sale of $1,436, $943 and $150, respectively, which are included in other income in the accompanying consolidated statements of operations and other comprehensive income.  Dividend income is recognized when received.

The Company evaluates its investments for impairment quarterly.  The Company's policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary.  During the years ended December 31, 2009, 2008 and 2007, the Company recognized impairment charges of $2,660, $12,043 and $240, respectively, with respect to its investment in perpetual preferred and common securities.  Due to various factors, including the extent and duration during which the market price had been below cost, the Company concluded the decline in value was other than temporary.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 were as follows:

	Less than 12 months			12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$-	-	142	(7)	142	(7)

Non REIT Stock	$182	(20)	-	-	182	(20)

(3)

Unconsolidated Joint Ventures

Unconsolidated joint ventures are those where the Company is not the primary beneficiary of a variable interest entity or has substantial influence over but does not control the entity.  The Company accounts for its interest in these ventures using the equity method of accounting.  The Company's profit/loss allocation percentage and related investment in each joint venture is summarized in the following table.

Joint Venture Entity	Company's Profit/Loss Allocation Percentage at December 31, 2009 (a)	Investment in and advances to unconsolidated joint ventures at December 31, 2009	Investment in and advances to unconsolidated joint ventures at December 31, 2008

IN Retail Fund LLC	50%	$48,779	56,646
NARE/Inland North Aurora I, II & III	45%	23,867	9,772
Oak Property and Casualty	33%	1,128	1,112
TMK/Inland Aurora Venture LLC	40%	5,589	9,220
PDG/Tuscany Village Venture LLC	15%	6,767	7,501
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC	85%	16,416	12,325
TDC Inland Lakemoor LLC	48%	2,851	8,403
IRC/IREX Venture LLC	(b)	19,792	47,937

Investment in and advances to joint ventures		$125,189	152,916

(a)

The profit/loss allocation percentage is allocated after the calculation of the Company's preferred return.

(b)

The Company's profit/loss allocation percentage varies based on the amount of interest it holds in the properties that are in the selling process.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

The unconsolidated joint ventures had total outstanding debt in the amount of $448,216 (total debt, not the Company's pro rata share) at December 31, 2009 that matures as follows:

Joint Venture Entity	2010	2011	2012	2013	2014	Thereafter	Total

IN Retail Fund LLC (a)	$-	56,254	47,300	34,490	103,889	22,000	263,933
NARE/Inland North Aurora I (b)	-	17,708	-	-	-	-	17,708
NARE/Inland North Aurora II	-	3,549	-	-	-	-	3,549
NARE/Inland North Aurora III	-	13,819	-	-	-	-	13,819
PDG/Tuscany Village Venture (c)	9,052	-	-	-	-	-	9,052
PTI Ft. Wayne LLC (d)	1,250	14,800	-	-	-	-	16,050
PTI Boise LLC (e)	-	-	2,700	-	-	-	2,700
PTI Westfield LLC (f)	9,000	-	-	-	-	-	9,000
TDC Inland Lakemoor LLC (g)	22,105	-	-	-	-	-	22,105
IRC/IREX Venture LLC	-	-	-	90,300	-	-	90,300

Total unconsolidated joint venture debt	$41,407	106,130	50,000	124,790	103,889	22,000	448,216

(a)

The Company has guaranteed its pro rata share of one loan included in the 2014 column in the amount of approximately $9,800.

(b)

The Company has guaranteed approximately $1,100 of the 2011 maturity.

(c)

This loan matured in September 2009.  The Company is not a party to this loan agreement and therefore has not guaranteed any portion of this loan.  The joint venture is engaged in discussions with the lender to extend this debt.  The lender has not taken any negative actions with regards to this matured loan.

(d)

This loan matures in June 2011.  The Company has guaranteed approximately $8,000 of this outstanding loan.

(e)

This loan matures in October 2012.  In September 2009, the Company purchased the mortgage from the lender at a discount and became a lender to the joint venture.

(f)

This loan matures in December 2010.  The Company has guaranteed approximately $2,100 of this outstanding loan.

(g)

This loan matures in August 2010.  The Company has guaranteed approximately $5,400 of this outstanding loan.

The Company has guaranteed approximately $26,400 of unconsolidated joint venture debt as of December 31, 2009. These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  The Company would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents.  The Company is required to estimate the fair value of these guarantees and record a corresponding liability.  The Company has determined that the fair value of such guarantees are immaterial as of December 31, 2009 and has not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

During the year ended December 31, 2009, the joint venture was not in compliance with a condition in the loan for TDC Inland Lakemoor LLC.  The condition required construction to begin as of a specified date in 2009.  As no construction had been started, the lender negotiated to advance the maturity date by one year, in exchange for waiving the condition.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

The Company's proportionate share of the earnings or losses related to these ventures is reflected as equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income.  During the year ended December 31, 2009, the Company earned $3,330 in fee income from its unconsolidated joint ventures, as compared to $4,551 and $3,463 for the years ended December 31, 2008 and 2007, respectively.  This fee income decreased due in most part to acquisition fees on the properties purchased for the Company's joint venture with IREX.  During the year ended December 31, 2009, the overall decrease was partially offset by increased management fees on an increased number of properties in unconsolidated joint ventures. Acquisition fees are earned on the IREX joint venture properties as the interests are sold to the investors.  The Company expects these fees to continue to decrease as inventory of property owned by the joint venture and available for sale diminishes.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at fair value.  During the year ended December 31, 2009, the following impairment losses are included in equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.

Joint Venture Entity	Total impairment	Company's pro rata share

NARE/Inland North Aurora II	$(3,181)	(1,431)
NARE/Inland North Aurora III	(4,276)	(1,924)
PDG/Tuscany Village Venture LLC	(7,450)	(1,118)
PTI Westfield LLC	(5,713)	(4,856)
TDC Inland Lakemoor LLC	(11,299)	(5,424)

	$(31,919)	(14,753)

In addition to the impairment charges above, the Company recorded $2,873 in impairment loss related to basis differences recorded for interest costs incurred for each project.  This loss is included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.  No impairment charges were required or recorded during the years ended December 31, 2008 and 2007.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company's continuing involvement with these shopping centers.  Differences between the Company's investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company's equity investment recorded at its historical basis versus the fair value of certain of the Company's contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture's property assets.  During the years ended December 31, 2009, 2008 and 2007, the Company recorded $1,438, $1,436 and $1,428, respectively, of amortization of this basis difference.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

Approximately $41,407 of total unconsolidated joint venture debt matures during 2010, including required principal reductions.  The joint ventures will soon be in discussions with various lenders to extend or restructure this joint venture debt although there is no assurance that the Company, or its joint venture partners, will be able to restructure this debt on terms and conditions it finds acceptable, if at all.

During the year ended December 31, 2009, one of the Company’s development joint ventures completed a sale of a Walgreens building to a third party for approximately $4,700.  The joint venture recorded a gain on sale of approximately $885.  The Company’s pro rata share of this gain, including its preferred return, was $847, which is reflected in equity in earnings (loss) of unconsolidated joint ventures for the year ended December 31, 2009.  During the year ended December 31, 2008, the Company's development joint ventures sold four land parcels to third parties for approximately $10,500.  The joint ventures recorded gains on sale of approximately $1,629.  The Company's pro rata share of these gains, including its preferred return, was $954, which is reflected in equity in earnings (loss) of unconsolidated joint ventures for the year ended December 31, 2008.

During the year ended December 31, 2009, the Company did not acquire any investment properties on behalf of its joint venture with IREX.  The joint venture is in various stages of selling properties acquired in 2008.  During the year ended December 31, 2009, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  The Company and its joint venture partner have agreed to temporarily waive the management fees that may be charged on the Bank of America properties.  It is the Company’s intention that these fees will be reinstated gradually over the next two to three years.  Additionally, in conjunction with the sales, the Company recorded gains of approximately $2,766, $1,850 and $697 for the years ended December 31, 2009, 2008 and 2007, respectively, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

On May 7, 2009, the Company signed another joint venture agreement with IREX (the "May 7 Agreement").  The agreement dated September 5, 2006 (the "September 5 Agreement") continues to govern the properties that were already acquired through the original joint venture, but have not been completely sold.  The May 7 Agreement will govern any properties acquired in the future by this venture.  Under the May 7 Agreement, acquisition fees due to the parties will be paid upon the sale of a TIC or DST interest rather than upon the completion of the final sales, as provided in the September 5 Agreement.  The May 7 Agreement grants additional veto rights to the Company, which were not included in the September 5 Agreement, in connection with capital contributions and changes to the fees and or reserves and eliminates the additional return of 9% per annum on the Company's outstanding capital contributions.  If new acquisitions are made by the joint venture, IEVC, a wholly owned taxable REIT subsidiary of the Company, will be entitled to earn leasing fees and on-going property management fees under the May 7 Agreement.  Future acquisitions will depend on the timing of pending syndications, as well as our own capital requirements and the overall acquisition market.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

Summarized financial information for the unconsolidated joint ventures is as follows:

	December 31, 2009	December 31, 2008
Balance Sheet:

Assets:
Investment in real estate, net	$710,388	786,980
Other assets	62,647	65,375

Total assets	$773,035	852,355

Liabilities:
Mortgage payable	$448,216	487,221
Other liabilities	45,739	47,861

Total liabilities	493,955	535,082

Total equity	279,080	317,273

Total liabilities and equity	$773,035	852,355

Investment in and advances to unconsolidated joint ventures	$125,189	152,916

	December 31, 2009	December 31, 2008	December 31, 2007
Statement of Operations:

Total revenues	$72,377	72,722	69,138
Total expenses (a)	(112,242)	(68,797)	(60,819)

Income (loss) from continuing operations	$(39,865)	3,925	8,319

Inland's pro rata share of income (loss) from continuing operations (b)	$(16,495)	4,727	5,731

(a)

Total expenses include impairment charges in the amount of $31,919 for the year ended December 31, 2009.  No impairment charges were required or recorded during the years ended December 31, 2008 and 2007.

(b)

IRC's pro rata share includes the amortization of certain basis differences and an elimination of IRC's pro rata share of the management fee expense.

(4)

Fair Value Disclosures

The Company's valuation of marketable securities, which are considered to be available-for-sale, utilize unadjusted quoted prices determined by active markets for the specific securities the Company has invested in, and therefore fall into Level 1 of the fair value hierarchy. The Company's valuation of its derivative instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative and therefore fall into Level 2 of the fair value hierarchy.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward curves. The Company's valuation of total debt and its investment in unconsolidated joint ventures utilizes unobservable inputs in which little or no market data is available, requiring the Company to develop its own assumptions and therefore fall into Level 3 of the fair value hierarchy.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair value measurements at December 31, 2009 using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Available for sale securities	$11,045	-	-
Investments in and advances to unconsolidated joint ventures
NARE/Inland North Aurora II	-	-	3,466
NARE/Inland North Aurora III	-	-	9,616
PDG/Tuscany Village Venture LLC	-	-	6,767
PTI Westfield LLC	-	-	5,236
TDC Inland Lakemoor LLC	-	-	2,851

Total assets	$11,045	-	27,936

Derivative interest rate instruments liabilities (a)	$-	160	-
Variable rate debt	-	-	217,319
Fixed rate debt	-	-	466,605

Total liabilities	$-	160	683,924

(a)

The derivative interest rate instruments are held through certain of the Company's unconsolidated joint ventures.  The amount in the above table reflects the entire liability of the instruments.  The Company may be required to make an additional capital contribution of $77, its pro rata share of this amount, to cover the joint venture's liability.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company's total debt is estimated to be $217,319 for debt which bears interest at variable rates and $466,605 for debt which bears interest at fixed rates.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company's lenders.

(5)

Mortgages and Notes Receivable

In September 2009, the Company purchased the mortgage on its development property held through its unconsolidated joint venture, PTI Boise LLC, at a discount to its face value.  As a result of this transaction, the Company became the lender to the joint venture and recorded a note receivable of $3,700 and a deferred gain in the amount of $1,000 related to the discount received for early payoff.  During the three months ended December 31, 2009, the Company reduced the mortgage receivable to the joint venture by the $1,000 deferred gain and wrote off this amount.  The joint venture recorded this $1,000 as a gain on the early extinguishment of debt.  This note receivable is included in investment in and advances to unconsolidated joint ventures.

In conjunction with the sale of Montgomery Plaza in Montgomery, Illinois, the Company gave a purchase money mortgage to the buyer in the amount of $515.  The buyer is required to pay interest only on a monthly basis at a rate of 6.0% per annum, as well as monthly payments for taxes and insurance.  The balance of the mortgage, and any unpaid interest, taxes and insurance are to be paid on May 1, 2012.  The Company recorded $22 of interest income for the year ended December 31, 2009.  No interest income was recorded for the years ended December 31, 2008 and 2007 related to this mortgage receivable.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

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

(6)

Transactions with Related Parties

During the years ended December 31, 2009, 2008 and 2007, the Company purchased various administrative services, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing from, or through, affiliates of The Inland Group, Inc.  The Company pays for these services on an hourly basis.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services were purchased at a contract rate of $70 per hour and $80 per hour for consulting fees.  The Company continues to purchase these services from The Inland Group, Inc. and its affiliates and for the years ended December 31, 2009, 2008 and 2007, these expenses, totaling $1,118, $1,862, and $1,415, respectively are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of The Inland Group, Inc.  Payments under this lease for the years ended December 31, 2009, 2008 and 2007 were $514, $410 and $340, respectively, and are included in general and administrative expenses.  The Inland Group, Inc., through affiliates, beneficially owns approximately 13.5% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with The Inland Group, Inc., or its affiliates.

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an affiliate of The Inland Group, Inc. to manage its investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $84, $171 and $171 for these services during the years ended December 31, 2009, 2008 and 2007, respectively.

In May 2005, the Company acquired a 1% interest in The Inland Real Estate Group of Companies, Inc. for a purchase price of $1.  The Inland Real Estate Group of Companies, Inc. provides assistance in the marketing of the Company's investment properties and provides representation at various trade shows and conventions.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

On September 5, 2006, IVC, a TRS previously formed by the Company, entered into a limited liability company agreement with IREX (the “September 5 Agreement”), a wholly-owned subsidiary of The Inland Group, Inc.  The resulting joint venture was formed to facilitate IVC's participation in tax-deferred exchange transactions pursuant to Section 1031 of the Internal Revenue Code using properties made available to the joint venture by IVC.  The Company executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  IVC coordinated the joint venture's acquisition, property management and leasing functions, and earned fees for services provided to the joint venture, including management and leasing fees, as well as acquisition fees, which were split equally between IVC and IREX.  This joint venture agreement expired during 2008, however, it continues to govern the properties that had already been acquired for this venture, but have not been completely sold.

On May 7, 2009, the Company signed another joint venture agreement with IREX (the "May 7 Agreement").  The May 7 Agreement will govern any properties acquired in the future by this venture.  Under the May 7 Agreement, acquisition fees due to the parties will be paid upon the sale of a TIC or DST interest rather than upon the completion of the final sales, as provided in the September 5 Agreement.  The May 7 Agreement grants additional veto rights to the Company, which were not included in the September 5 Agreement, in connection with capital contributions and changes to the fees and or reserves  and eliminates the additional return of 9% per annum on the Company's outstanding capital contributions.  If new acquisitions are made by the joint venture, IEVC, a wholly owned TRS of the Company, will be entitled to earn leasing fees and on-going property management fees under the May 7 Agreement.  Future acquisitions will depend on the timing of pending syndications, as well as the Company's capital requirements and the overall acquisition market.

The Company is a member of a limited liability company formed as an insurance association captive (the "Captive"), which is owned in equal proportions by the Company and two other related REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc. The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  The Captive was formed to initially insure/reimburse the members' deductible obligations for the first $75 above the insured’s maintenance deductible of $10 of property insurance and $100 of general liability insurance.  The Company entered into the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a VIE and the Company is not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.

(7)

Stock Option Plan

The Company adopted the Independent Director Stock Option Plan ("Plan") with the commencement of our first offering in 1994.  A total of 50 shares were authorized and reserved for issuance under this Plan.  Only independent directors were eligible to participate in the Plan.  The Plan granted each Independent Director an option to acquire 3 shares of common stock as of the date they become a director and an additional 1 share on the date of each annual stockholders' meeting.  The options for the initial 3 shares granted are exercisable as follows: 1 share on the date of grant and 1 share on each of the first and second anniversaries of the date of grant.  The succeeding options are exercisable on the second anniversary of the date of grant.  As of December 31, 2009, options to purchase all 50 authorized shares were issued, of which 29 have been exercised.  The remaining options have exercise prices ranging from $10.45 to $15.62 per share.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

In 2005, the Company adopted the 2005 Equity Award Plan ("2005 Plan").  The 2005 Plan governs grants of equity based awards to our officers, employees and directors.  A total of 31 options have been issue to board members and a total of 20 have been issued to certain of the Company's executive officers as of December 31, 2009, of which none have been exercised.  The outstanding options have exercise prices ranging from $6.85 to $19.96 per share.

(8)

Discontinued Operations

During the years ended December 31, 2009, 2008 and 2007, the Company sold a total of nine investment properties. Additionally, the Company sold a portion of one investment property.  For federal and state income tax purposes, sales can be treated as tax deferred exchanges and, as a result, the tax gains would be deferred until the replacement properties are disposed of in subsequent taxable transactions.  The proceeds from these sales would be deposited with a qualified tax deferred exchange agent with the intent of using these proceeds for future acquisitions and would be included in other assets on the accompanying consolidated balance sheets.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Springhill Fashion Center	May 10,2007	7,900	1,060	1,134	Yes
Maple Plaza	December 27, 2007	1,582	2,300	1,283	No
Walgreens – Decatur	February 13, 2008	-	282	(46)	No
Terramere Plaza	February 28, 2008	2,202	2,510	876	No
Wilson Plaza	April 17, 2008	-	1,596	606	No
High Point Center	September 3, 2008	-	6,474	(16)	No
Wisner-Milwaukee Plaza	January 30, 2009	-	3,679	1,883	No
Western-Howard Plaza	February 10, 2009	-	1,709	117	No
Montgomery Plaza	April 8, 2009	-	193	-	No
Lake Park Plaza (partial)	April 30, 2009	-	1,618	8	No

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  For the year ended December 31, 2009, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at December 31, 2009 and December 31, 2008, the Company has recorded $244 and $266, respectively of assets related to discontinued operations.  On the accompanying consolidated balance sheets at December 31, 2008, the Company recorded $135, respectively of liabilities related to discontinued operations.  For the year ended December 31, 2009, there were no liabilities recorded related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the years ended December 31, 2009, 2008 and 2007, the Company has recorded income from discontinued operations of $2,485, $1,305 and $3,144, respectively, including gains on sale of $2,008, $1,331 and $2,506 respectively.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

(9)

Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2010	$113,317
2011	103,233
2012	90,472
2013	75,496
2014	59,286
Thereafter	244,495

Total	$686,299

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

Certain tenant leases contain provisions providing for "stepped" rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include decreases of $732 and $871 and an increase of $681 for the years ended December 31, 2009, 2008 and 2007, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $16,492 and $17,224 in related accounts receivable as of December 31, 2009 and 2008, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

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

To maintain our qualification as a REIT, we engage in certain activities through IVC and IEVC, wholly-owned TRS entities.  As such, the TRS entities are subject to federal and state income and franchise taxes from these activities.  IEVC was formed in 2009 and there is no activity from this TRS reflected in the accompanying consolidated financial statements.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

The Company had no uncertain tax positions as of December 31, 2009.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2009. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the years ended December 31, 2009, 2008 and 2007 or in the consolidated balance sheets as of December 31, 2009 and 2008. As of December 31, 2009, returns for the calendar years 2006 through 2008 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

IVC's benefit (expense) provision for income taxes for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007
Current:

Federal	$(608)	(1,100)	(509)
State	(136)	(182)	(124)

Deferred:

Federal	3,891	887	-
State	898	197	-

Valuation Allowance	(3,532)	-	-

Total income tax benefit (expense)	$513	(198)	(633)

The actual income tax expense of IVC for the years ended December 31, 2009, 2008 and 2007 differs from the "expected" income tax expense (computed by applying the appropriate U.S. Federal income tax rate to earnings before income taxes) as a result of the following:

	2009	2008	2007

Computed "expected" income tax expense (34%)	$3,636	(387)	(287)
State income taxes, net Federal income tax effect	516	(52)	(37)
Prior period deferred adjustment	-	241	-
Permanent differences	(107)	-	-
Change in valuation allowance	(3,532)	-	-
Other	-	-	(309)

	$513	(198)	(633)

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

The components of the deferred tax assets and deferred tax liabilities relating to IVC at December 31, 2009 and 2008 were as follows:

	December 31, 2009	December 31, 2008

Deferred Tax Assets
Building and improvements, principally due to differences in depreciation	$446	395
Prepaid income	90	231
Deferred interest expense	404	402
Amortization of organization costs	10	11
Unrealized loss on debt instrument	-	116
Equity in earnings of unconsolidated joint ventures and amortization of basis differences	120	-
Asset impairments	5,170	-
Capitalized real estate taxes	12	-

Gross deferred tax assets	6,252	1,155

Valuation allowance	(3,532)	-

Total deferred tax assets	$2,720	1,155

Deferred Tax Liabilities
Straight-line rent	29	44
Investment in joint ventures	213	27
Capitalized interest	137	-

Total deferred tax liabilities	$379	71

Net deferred tax assets	$2,341	1,084

The Company estimated its income tax expense relating to IVC using a combined federal and state rate of approximately 39% for the tax years ended December 31, 2009, 2008 and 2007.

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary difference, future projected taxable income and tax planning strategies.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment.  During the year ended December 31, 2009, the Company has recorded $3,532 as a valuation allowance against its deferred tax assets.  No valuation allowance was recorded against deferred tax assets during the year ended December 31, 2008 as the Company believed the deferred assets were fully realizable, based upon projected taxable income.  The balance of deferred tax assets and deferred tax liabilities are included in other assets and other liabilities, respectively, on the accompanying consolidated balance sheets.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

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

In order to maintain the Company's status as a REIT, the Company must distribute at least 90% of its taxable income, subject to certain adjustments, to its stockholders.  For the years ended December 31, 2009 and 2008, the Company's taxable income was $52,529 and $57,613, respectively.  The Company declared distributions to stockholders totaling $53,874 or $0.69 on an annual basis per share for the year ended December 31, 2009.  The Company declared distributions to stockholders totaling $64,782 or $0.98 on an annual basis per share for the year ended December 31, 2008. In accordance with the board of directors’ decision, the Company reduced the amount it paid as distributions in 2009 to $0.0475 per share, on a monthly basis which was equal to the Company's estimated taxable income for 2009.  At this time, the Company expects to continue to pay monthly cash dividends at this rate during 2010.  The board of directors will periodically review the current dividend policy as they evaluate the Company's liquidity needs and monitor the impact of market conditions on operating fundamentals.  The Company annually notifies its stockholders of the taxability of distributions paid during the proceeding year.  The following table sets forth the taxability of distributions, on a per share basis, paid in 2009 and 2008:

	2009 (a)	2008 (b)

Ordinary income	$0.706	0.852
Non-taxable return of capital	0.035	0.114
Unrecaptured Section 1250 gains	-	-
Long-term capital gains	-	0.014
Qualified Dividends (c)	0.022	0.039

(a)

The December distribution declared on December 17, 2009, with a record date of December 31, 2009 and payment date of January 19, 2010, is reportable for tax purposes in 2010 and is not reflected in the 2009 allocation.

(b)

The December distribution declared on December 17, 2008, with a record date of December 31, 2008 and payment date of January 20, 2009, is reportable for tax purposes in 2009 and is not reflected in the 2008 allocation.

(c) Represents additional characterization of amounts included in Ordinary income

(12)

Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  Mortgage loans outstanding as of December 31, 2009 were $384,468 and had a weighted average interest rate of 4.64%.  Of this amount, $347,226 had fixed rates ranging from 3.99% to 7.65% and a weighted average fixed rate of 4.96% as of December 31, 2009.  The remaining $37,242 of mortgage debt represented variable rate loans with a weighted average interest rate of 1.69% as of December 31, 2009.  As of December 31, 2009, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through January 2018.  The majority of the Company's mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, based on debt outstanding at December 31, 2009 and weighted average interest rates for the debt maturing in each specified period.

	2010 (a)	2011	2012	2013	2014	Thereafter	Total
Maturing debt:
Fixed rate debt	$132,716	100,676	56,414	763	46,293	10,364	347,226
Variable rate debt	28,342	-	2,700 (b)	-	6,200	-	37,242

Weighted average interest rate
Fixed rate debt	4.80%	4.59%	5.22%	-	5.18%	7.65%	4.96%
Variable rate debt	1.50%	-	6.00%	-	0.70%	-	1.69%

(a)

Approximately $160,422 of the Company's mortgages payable mature during 2010, including required monthly principal amortization payments.  The Company intends to refinance the 2010 maturities at market terms available at the time of maturity.

(b)

The Company has guaranteed this mortgage and it would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document.

The Company recorded a gain on the extinguishment of debt in the amount of $1,668 related to the early payoff of certain of the Company's mortgages payable during the year ended December 31, 2009.

(13)

Line of Credit Facility

On April 21, 2008, the Company completed a third amendment to its line of credit facility.  The aggregate commitment of the Company's line is $300,000, which includes a $145,000 accordion feature, and matures on April 20, 2011.  The access to the accordion feature is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.  The Company pays interest only on draws under the line at the rate equal to either 0 – 30 basis points over the Prime Rate or 100 – 150 basis points over LIBOR in effect at the time of borrowing.  The weighted average interest rate on outstanding draws was 1.60% and 2.72% as of December 31, 2009 and December 31, 2008, respectively.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In conjunction with this amendment, the Company paid approximately $1,000 in fees and costs.  The outstanding balance on the line of credit facility was $45,000 and $52,000 as of December 31, 2009 and December 31, 2008, respectively.

The line of credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2009, the Company was in compliance with these covenants.

(14)

Term Loan

On September 2, 2008, the Company entered into a $140,000 two year unsecured term loan agreement with a lending group comprised of five banks.  The Company has the right to increase the term loan amount to $200,000, provided certain circumstances are met.  The Company pays interest only, on a monthly basis during the term of the term loan, with all outstanding principal and unpaid interest due upon termination of the loan.  Borrowings under the term loan bear interest at a variable rate equal to either 50 basis points over the Prime Rate or 200 basis points over LIBOR, in effect at the time of borrowing.  The interest rate was 2.25% and 3.25% as of December 31, 2009 and December 31, 2008, respectively.  The term loan matures September 2, 2010.  The Company expects to refinance this term loan at market terms available at the time of the maturity.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

The term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2009, the Company was in compliance with these covenants.

(15)

Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026, which included the exercise by the initial purchasers of their option to purchase an additional $10,000 to cover over-allotments.  As of December 31, 2009, the Company has repurchased, at a discount, a total of $55,000 in principal of its convertible senior notes using available funds.  In conjunction with the repurchases, the Company recorded approximately $6,312 and $3,412 in gains on the extinguishment of debt during the years ended December 31, 2009 and 2008, respectively.  Subsequent to the debt repurchases, $125,000 in principal remains outstanding at December 31, 2009.

Interest on the notes is payable on May 15 and November 15 of each year beginning May 15, 2007.  The notes mature on November 15, 2026 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The earliest date these notes can be redeemed by holders is November 15, 2011.  Prior to November 21, 2011, the Company may not redeem the notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  However, on or after November 21, 2011, the Company may redeem the notes, in whole or in part, subject to the redemption terms in the note.  Following the occurrence of certain change in control transactions, the Company may be required to repurchase the notes in whole or in part for cash at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest.  At December 31, 2009, the Company has recorded $723 of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company's consolidated balance sheets at December 31, 2009.

Holders may convert their notes into cash or a combination of cash and common stock, at the Company's option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of notes the Company will deliver cash and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of December 31, 2009, for each $1 principal amount of notes was 48.2824 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

Effective January 1, 2009, the Company accounts for its convertible notes by separately accounting for the debt and equity components of convertible instruments.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance.  This new guidance required retrospective application and therefore, the information for the year ended December 31, 2008 has been updated to include this accounting treatment.  The following table sets forth the debt and equity components included in the consolidated balance sheets at December 31, 2009 and December 31, 2008.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

	December 31, 2009	December 31, 2008

Equity Component (a)	$9,609	9,547

Debt Component	$126,523	165,026
Unamortized Discount (b)	(2,734)	(5,365)

Net Carrying Value	$123,789	159,661

(a)

The equity component is net of equity issuance costs and accumulated amortization of $18 and $80 at December 31, 2009 and December 31, 2008, respectively.

(b)

The unamortized discount will be amortized into interest expense on a monthly basis through November 2011.

Total interest expense related to the convertible notes for the years ended December 31, 2009, 2008 and 2007 was calculated as follows:

	December 31, 2009	December 31, 2008	December 31, 2007

Interest expense at coupon rate	$6,457	8,290	8,325
Discount amortization	1,422	1,804	1,721

Total interest expense (a)	$7,879	10,094	10,046

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

As of December 31, 2009, 123 shares of common stock issued pursuant to employment agreements were outstanding, of which 62 have vested.  Additionally, the Company issued 54 shares pursuant to employment incentives of which 30 have vested and five have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of December 31, 2009 and 2008, options to purchase 73 and 45 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  No options were exercised during the years ended December 31, 2009 and 2008.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

On November 10, 2009, the Company entered into a Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell shares of its common stock having an aggregate offering price of up to $100 million from time to time through BMO, acting as sales agent.  Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions (if the Company and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  As of February 26, 2010, the Company issued approximately 891 shares of its common stock pursuant to the Sales Agency Agreement.  The Company received net proceeds of approximately $7,310 from the issuance of these shares and used the proceeds to reduce the outstanding balance on its line of credit subsequent to the end of the year.

The basic weighted average number of common shares outstanding were 78,441, 66,043 and 65,281 for the years ended December 31, 2009, 2008 and 2007, respectively.  The diluted weighted average number of common shares outstanding were 78,504, 66,102 and 65,346 for the years ended December 31, 2009, 2008 and 2007, respectively.

(17)

Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers and employment incentives.  As of December 31, 2009, the Company has issued the following shares, net of cancelled shares:

Fiscal year shares issued	Shares issued pursuant to employment agreements	Shares issued pursuant to employment incentives	Average share price on the date of issuance	Aggregate value of shares issued pursuant to employment agreements	Aggregate value of shares issued pursuant to employment incentives	Deferred stock compensation

Prior to 2004	5	-	$11.00	$60	$-	$-
2004	32	14	12.93	411	184	-
2005	19	10	15.18	290	147	41
2006	8	7	16.01	129	108	68
2007	5	5	17.36	92	81	73
2008	13	5	14.45	186	74	126
2009	41	8	7.83	322	63	250

	123	49		$1,490	$657	$558

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the share value was determined to be equal to the last price at which the Company sold shares, prior to its listing on the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  The officers may receive additional restricted shares of the Company's common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $400, $356 and $302 were recorded in connection with the vesting of these shares, for the years ended December 31, 2009, 2008 and 2007, respectively.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

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

The Company assesses and measures operating results on an individual property basis for each of its investment properties based on property net operating income.  Management internally evaluates the operating performance of the properties as a whole and does not differentiate properties by geography, size or type.  In accordance with existing guidance, each of the Company's investment properties is considered a separate operating segment.  However, under the aggregation criteria of this guidance, the Company's properties are considered one reportable segment.

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

(20)

Subsequent Events

The Company has evaluated subsequent events through February 26, 2010, the date on which the consolidated financial statements were issued.

On January 19, 2010, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on December 31, 2009.

On January 19, 2010, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution was payable on February 17, 2010 to the stockholders of record at the close of business on February 1, 2010.

On February 17, 2010, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on February 1, 2010.

On February 17, 2010, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on March 17, 2010 to the stockholders of record at the close of business on March 1, 2010.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2009

(21)

Quarterly Operating Results (unaudited)

The following represents results of operations for the quarters during the years 2009 and 2008:

	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Total revenue	$41,236	42,373	40,291	46,944
Income (loss) from continuing operations	5,874	(8,218)	3,726	4,762
Net income (loss) available to common stockholders	5,830	(8,378)	4,087	6,673
Income (loss) from continuing operations per common share, basic and diluted	0.06	(0.10)	0.05	0.07
Net income (loss) per common share, basic and diluted	0.05	(0.10)	0.05	0.10

	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008

Total revenue	$44,806	47,769	46,899	49,370
Income from continuing operations	1,708	9,426	9,249	9,166
Net income available to common stockholders	1,727	9,194	9,522	9,982
Income from continuing operations per common share, basic and diluted	0.03	0.14	0.14	0.14
Net income per common share, basic and diluted	0.03	0.14	0.14	0.15

INLAND REAL ESTATE CORPORATION

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2009

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and Improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq
Single-user Retail

Bally's Total Fitness St. Paul, MN	$3,145	1,298	4,612	-	1,298	4,612	5,910	1,881	1998	09/99
Carmax Schaumburg, IL	11,730	7,142	13,460	1	7,142	13,461	20,603	4,973	1998	12/98
Carmax Tinley Park, IL	9,450	6,789	12,112	5	6,789	12,117	18,906	4,476	1998	12/98
Cub Foods Arden Hills, MN	-	1,754	7,966	(784)	1,754	7,182	8,936	1,472	2003	03/04
Cub Foods Buffalo Grove, IL	-	1,426	5,925	4	1,426	5,929	7,355	2,333	1999	06/99
Cub Foods Hutchinson, MN	-	875	4,589	(68)	875	4,521	5,396	1,169	1999	01/03
Cub Foods Indianapolis, IN	2,255	2,183	3,561	-	2,183	3,561	5,744	1,675	1991	03/99
Disney Celebration, FL	-	2,175	25,354	(159)	2,175	25,195	27,370	6,213	1995	07/02
Dominick's Countryside, IL	-	1,375	925	-	1,375	925	2,300	440	1975	12/97
Dominick's Schaumburg, IL	-	2,294	8,393	2	2,294	8,395	10,689	3,521	1996	05/97
Food 4 Less f/k/a Dominick's Hammond, IN	4,100	825	8,026	-	825	8,026	8,851	3,083	1999	05/99
Glendale Heights Retail f/k/a Dominick's Glendale Heights, IL	-	1,265	6,943	9	1,265	6,952	8,217	3,039	1997	09/97
Grand Traverse Crossing f/k/a Circuit City Traverse City, MI	1,688	1,123	1,779	-	1,123	1,779	2,902	669	1998	01/99
Hammond Mills Hammond, IN	882	405	946	3	405	949	1,354	351	1998	12/98
Home Goods Coon Rapids, MN	-	915	3,768	(398)	915	3,370	4,285	485	2005	10/05
Homewood Plaza Homewood, IL	-	535	1,398	8	535	1,406	1,941	614	1993	02/98
Michael's Coon Rapids, MN	-	877	1,967	(32)	877	1,935	2,812	483	2001	07/02
Oliver Square f/k/a Springbrook Market West Chicago, IL	-	1,980	4,325	294	1,980	4,619	6,599	2,024	1990	01/98

INLAND REAL ESTATE CORPORATION

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2009

        Initial Cost    Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments To Basis (C)	Land and Improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq
Single-user Retail

PetsMart Gurnee, IL	$-	915	2,389	-	915	2,389	3,304	690	1997	04/01
Rite-Aid f/k/a Eckerd Drug Store Chattanooga, TN	1,700	1,023	1,365	(19)	1,023	1,346	2,369	390	1999	05/02
Riverdale Commons Outlot Coon Rapids, MN	-	545	603	3	545	606	1,151	275	1999	03/00
Roundy's – Waupaca Waupaca, WI	-	1,196	6,942	(922)	1,196	6,020	7,216	787	2002	03/06
Schaumburg Golf Road Retail f/k/a Tweeter Schaumburg, IL	-	1,215	1,273	-	1,215	1,273	2,488	507	1998	09/99
Staples Freeport, IL	1,730	725	1,970	-	725	1,970	2,695	861	1998	12/98
Verizon Joliet, IL	-	170	883	3	170	886	1,056	375	1995	05/97
Walgreens Jennings, MO	-	666	1,748	298	666	2,046	2,712	489	1996	10/02

Neighborhood Retail Centers

22nd Street Plaza Outlot Oak Brook, IL	-	750	1,230	532	750	1,762	2,512	736	1985	11/97
Aurora Commons Aurora, IL	-	3,220	8,284	652	3,220	8,936	12,156	4,176	1988	01/97
Berwyn Plaza Berwyn, IL	-	769	1,078	42	769	1,120	1,889	434	1983	05/98
Big Lake Town Square Big Lake, MN	6,250	1,978	8,028	(273)	2,136	7,597	9,733	1,097	2005	01/06
Brunswick Market Center Brunswick, OH	-	1,516	11,193	3,706	1,552	14,863	16,415	3,443	1997/ 1998	12/02
Butera Market Naperville, IL	-	1,879	2,938	725	1,879	3,663	5,542	1,674	1991	03/95
Byerly's Burnsville Burnsville, MN	2,916	1,707	4,145	2,292	1,707	6,437	8,144	2,486	1988	09/99
Caton Crossing Plainfield, IL	7,425	2,412	11,026	(2,172)	2,412	8,854	11,266	2,192	1998	06/03
Cliff Lake Centre Eagan, MN	-	2,517	3,057	835	2,517	3,892	6,409	1,725	1988	09/99

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2009

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Downers Grove Market Downers Grove, IL	12,500	6,224	11,617	441	6,224	12,058	18,282	5,220	1998	03/98
Eastgate Center Lombard, IL	$3,610	4,252	2,570	2,298	4,252	4,868	9,120	2,233	1959	07/98
Edinburgh Festival Brooklyn Park, MN	-	2,214	6,366	210	2,225	6,565	8,790	2,626	1997	10/98
Elmhurst City Centre Elmhurst, IL	-	2,050	2,739	846	2,050	3,585	5,635	1,792	1994	02/98
Gateway Square Hinsdale, IL	5,265	3,046	3,899	746	3,046	4,645	7,691	1,883	1985	03/99
Golf Road Plaza Niles, IL	-	850	2,408	454	850	2,862	3,712	1,134	1982	04/97
Grand and Hunt Center Outlot Gurnee, IL	-	970	2,623	156	970	2,779	3,749	1,204	1996	12/96
Hartford Plaza Naperville, IL	-	990	3,424	237	990	3,661	4,651	1,805	1995	09/95
Hawthorn Village Commons Vernon Hills, IL	-	2,619	5,888	1,266	2,635	7,138	9,773	3,032	1979	08/96
Hickory Creek Marketplace Frankfort, IL	5,750	1,797	7,253	(12)	1,797	7,241	9,038	2,728	1999	08/99
Iroquois Center Naperville, IL	8,750	3,668	8,274	1,517	3,668	9,791	13,459	4,156	1983	12/97
Mallard Crossing Elk Grove Village, IL	-	1,779	6,332	198	1,796	6,513	8,309	2,887	1993	05/97
Maple Grove Retail Maple Grove, MN	4,050	2,173	5,758	1,143	2,085	6,989	9,074	2,748	1998	09/99
Medina Marketplace Medina, OH	-	2,769	6,846	1,129	2,769	7,975	10,744	1,662	56/99	12/02
Mundelein Plaza Mundelein, IL	-	596	3,966	(2,535)	596	1,431	2,027	631	1990	03/96
Nantucket Square Schaumburg, IL	-	1,908	2,376	421	1,908	2,797	4,705	1,239	1980	09/95
Northgate Center Sheboygan, WI	6,185	666	9,051	(1,089)	666	7,962	8,628	1,332	2003	04/05
Oak Forest Commons Oak Forest, IL	-	2,796	9,030	688	2,796	9,718	12,514	4,043	1998	03/98

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2009

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

Oak Forest Commons Ph III Oak Forest, IL	-	205	907	(25)	205	882	1,087	357	1999	06/99
Oak Lawn Town Center Oak Lawn, IL	-	1,384	1,034	-	1,384	1,034	2,418	365	1999	06/99
Orland Greens Orland Park, IL	$3,550	1,246	3,876	724	1,246	4,600	5,846	1,875	1984	09/98
Orland Park Retail Orland Park, IL	-	461	796	(23)	461	773	1,234	347	1997	02/98
Park Square Brooklyn Park, MN	10,000	4,483	5,159	5,911	4,483	11,070	15,553	2,464	1986/ 1988	08/02
Park St. Claire Schaumburg, IL	-	320	987	113	320	1,100	1,420	436	1994	12/96
Plymouth Collection Plymouth, MN	5,180	1,459	5,175	753	1,459	5,928	7,387	2,208	1999	01/99
Quarry Outlot Hodgkins, IL	-	522	1,278	230	522	1,508	2,030	654	1996	12/96
River Square Naperville, IL	6,425	2,853	3,125	1,075	2,853	4,200	7,053	1,582	1988	06/97
Riverplace Center Noblesville, IN	3,290	1,592	4,487	395	1,592	4,882	6,474	1,792	1992	11/98
Rose Plaza Elmwood Park, IL	2,670	1,530	1,853	813	1,530	2,666	4,196	1,261	1997	11/98
Rose Plaza East Naperville, IL	1,086	825	1,365	25	825	1,390	2,215	551	1999	01/00
Rose Plaza West Naperville, IL	1,382	989	1,790	250	989	2,040	3,029	748	1997	09/99
Schaumburg Plaza Schaumburg, IL	-	2,446	4,566	455	2,470	4,997	7,467	1,978	1994	06/98
Shannon Square Shoppes Arden Hills, MN	-	1,253	5,687	(771)	1,253	4,916	6,169	936	2003	06/04
Shingle Creek Brooklyn Center, MN	1,735	1,228	2,262	473	1,228	2,735	3,963	1,206	1986	09/99
Shops at Coopers Grove Country Club Hills, IL	-	1,401	4,418	78	1,398	4,499	5,897	1,892	1991	01/98
Six Corners Plaza Chicago, IL	-	1,440	4,533	1,133	1,440	5,666	7,106	2,310	1966	10/96

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2009

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Neighborhood Retail Centers

St. James Crossing Westmont, IL	-	2,611	4,887	448	2,611	5,335	7,946	2,144	1990	03/98
Stuart's Crossing St. Charles, IL	7,000	4,234	7,503	1,604	4,234	9,107	13,341	3,785	1999	08/98
The Plaza f/k/a V. Richard's Plaza Brookfield, WI	8,000	4,798	8,759	1,546	4,658	10,445	15,103	3,847	1985	02/99
The Shops of Plymouth Town Center f/k/a Cub Foods Plymouth, MN	$2,732	1,551	3,916	2,772	1,551	6,688	8,239	1,581	1991	03/99
Townes Crossing Oswego, IL	-	3,059	7,904	1,533	2,872	9,624	12,496	2,599	1988	08/02
Wauconda Crossings Wauconda, IL	-	3,587	10,364	(1,570)	3,587	8,794	12,381	1,078	1997	08/06
Wauconda Shopping Center Wauconda, IL	-	455	2,068	1,467	455	3,535	3,990	1,178	1988	05/98
Westriver Crossing Joliet, IL	3,500	2,317	3,320	(122)	2,317	3,198	5,515	1,277	1999	08/99
Winnetka Commons New Hope, MN	-	1,597	2,859	175	1,597	3,034	4,631	1,387	1990	07/98
Woodland Heights Streamwood, IL	-	2,976	6,652	660	2,976	7,312	10,288	3,015	1956	06/98

Community Centers

Apache Shoppes Rochester, MN	-	1,791	9,518	(2)	1,947	9,360	11,307	976	2005	12/06
Bergen Plaza Oakdale, MN	-	5,347	11,700	1,613	5,347	13,313	18,660	5,273	1978	04/98
Bohl Farm Marketplace Crystal Lake, IL	7,833	5,800	9,889	254	5,800	10,143	15,943	3,192	2000	12/00
Burnsville Crossing Burnsville, MN	2,858	2,061	4,667	2,266	2,061	6,933	8,994	2,412	1989	09/99
Chestnut Court Darien, IL	-	5,720	10,275	1,599	5,720	11,874	17,594	4,717	1987	03/98
Four Flaggs Niles, IL	11,498	5,890	12,515	13,166	8,488	23,083	31,571	4,789	73/98	11/02

INLAND REAL ESTATE CORPORATION

(Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2009

    Initial Cost

Gross amount at which carried

          (A)

          at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Community Centers

Four Flaggs Annex Niles, IL	-	1,122	2,333	(160)	1,122	2,173	3,295	527	1973	11/02
Lake Park Plaza Michigan City, IN	-	3,253	7,318	(420)	2,627	7,524	10,151	2,661	1990	02/98
Park Center Tinley Park, IL	14,090	5,363	9,610	237	5,514	9,696	15,210	4,024	1988	12/98
Quarry Retail Minneapolis, MN	15,800	7,762	23,603	1,382	7,762	24,985	32,747	9,702	1997	09/99
Skokie Fashion Square Skokie, IL	6,200	2,394	6,822	1,749	2,394	8,571	10,965	3,048	1984	12/97
Skokie Fashion Square II Skokie, IL	$-	878	2,757	(325)	878	2,432	3,310	421	1984	11/04
Springboro Plaza Springboro, OH	5,510	1,079	8,229	690	1,079	8,919	9,998	3,232	1992	11/98
Two Rivers Plaza Bolingbrook, IL	4,620	1,820	4,990	225	1,820	5,215	7,035	2,324	1994	10/98
Village Ten Center Coon Rapids, MN	8,500	4,490	11,618	(853)	4,490	10,765	15,255	2,411	2002	08/03
Woodland Commons Buffalo Grove, IL	-	5,338	15,410	1,847	5,338	17,257	22,595	6,709	1991	02/99

Power Centers

Baytowne Square/Shoppes Champaign, IL	8,720	3,821	8,853	170	3,821	9,023	12,844	3,744	1993	02/99
Crystal Point Crystal Lake, IL	20,100	7,290	29,463	(6,339)	7,290	23,124	30,414	4,536	76/98	07/04
Deer Trace Kohler, WI	-	1,622	11,921	(195)	1,622	11,726	13,348	2,948	2000	07/02
Deer Trace II Kohler, WI	-	925	3,683	(366)	925	3,317	4,242	807	03/04	08/04
Joliet Commons Joliet, IL	-	4,089	15,684	728	4,089	16,412	20,501	7,374	1995	10/98
Joliet Commons Phase II Joliet, IL	2,400	811	3,990	319	811	4,309	5,120	1,538	1999	02/00
Lansing Square Lansing, IL	11,125	4,075	12,179	805	4,049	13,010	17,059	5,755	1991	12/96

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2009

        Initial Cost

Gross amount at which carried

          (A)

           at end of period (B)

	Encumbrance	Land	Buildings and improvements	Adjustments to Basis (C)	Land and improvements	Buildings and improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date Con-struct-ed	Date Acq

Power Centers

Mankato Heights Mankato, MN	8,910	2,332	14,082	1,174	2,332	15,256	17,588	4,240	2002	04/03
Maple Park Place Bolingbrook, IL	12,500	3,666	11,669	3,309	3,666	14,978	18,644	7,345	1992	01/97
Naper West Naperville, IL	-	6,451	11,584	2,569	6,451	14,153	20,604	5,827	1985	12/97
Park Avenue Centre Highland Park, IL	-	3,200	6,607	8,197	3,200	14,804	18,004	2,769	1996	05/06
Park Place Plaza St. Louis Park, MN	6,500	4,256	8,575	607	4,256	9,182	13,438	3,472	1997	09/99
Pine Tree Plaza Janesville, WI	-	2,889	15,653	(311)	2,889	15,342	18,231	5,886	1998	10/99
Riverdale Commons Coon Rapids, MN	9,850	4,324	15,132	2,530	4,324	17,662	21,986	6,314	1998	09/99
Rivertree Court Vernon Hills, IL	$-	8,652	22,902	2,742	8,652	25,644	34,296	11,157	1988	07/97
Rochester Marketplace Rochester, MN	5,885	2,043	8,859	(204)	2,043	8,655	10,698	2,331	2001 / 2003	09/03
Salem Square Countryside, IL	-	1,735	4,449	1,714	1,735	6,163	7,898	2,564	1973	08/96
Schaumburg Promenade Schaumburg, IL	11,640	6,562	12,742	190	6,562	12,932	19,494	4,755	1999	12/99
Shakopee Outlot Shakopee, MN	-	865	1,939	395	865	2,334	3,199	211	2007	03/06
Shakopee Valley Marketplace Shakopee, MN	7,500	2,964	12,022	(239)	2,964	11,783	14,747	2,787	00/01	12/02
Shoppes at Grayhawk Omaha, NE	17,348	10,581	16,525	(666)	10,754	15,686	26,440	2,295	01/02	02/06
Shops at Orchard Place Skokie, IL	-	16,301	28,626	(1,991)	16,301	26,635	42,936	6,532	2000	12/02
University Crossings Mishawaka, IN	8,800	4,392	11,634	(1,031)	4,392	10,603	14,995	2,219	2003	10/03
Woodfield Plaza Schaumburg, IL	12,050	4,611	15,142	1,446	4,611	16,588	21,199	6,396	1992	01/98

Total	$376,168	321,193	851,320	71,644	323,463	920,694	1,244,157	308,666

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2009, 2008 and 2007

Notes:

(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)

The aggregate cost of real estate owned at December 31, 2009 and 2008 for federal income tax purposes was approximately $1,294,816 and $1,294,399, (unaudited,) respectively.

(C)

Adjustments to basis include additions to investment properties net of payments received under master lease agreements.  The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  U.S. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2009, the Company had no investment properties subject to a master lease agreement.

(D)

Not included in the encumbrance, land and improvements, building and improvements, and accumulated depreciation totals is Orland Park Place Outlots, which consists of ground leases only.  As of December 31, 2009, these amounts are $5,600, $9,970, $767, and $119, respectively.  Additionally, not included in the encumbrance is the Company's mortgage payable of $2,700 related to its investment in one unconsolidated joint venture.

(E)

Reconciliation of real estate owned:

	2009	2008	2007

Balance at beginning of year	$1,263,630	1,318,068	1,263,646
Butterfield/Kirk	-	-	(6,073)
Purchases of investment properties	-	5,164	64,052
Additions to investment properties, including amounts payable, net of write off's	7,193	11,050	10,542
Sale of investment properties	(8,685)	(16,893)	(13,299)
Deconsolidation of joint venture properties	(5,164)	(53,315)	-
Building impairment	(1,823)	(666)	(362)
Construction in progress	65	224	(401)
Payments received under master leases	-	(2)	(37)
Balance at end of year	$1,255,216	1,263,630	1,318,068

(F)

Reconciliation of accumulated depreciation:

	2009	2008	2007

Balance at beginning of year	$279,945	250,433	218,808
Depreciation expense	32,081	31,662	36,741
Accumulated depreciation on sale of investment property	(3,157)	(1,965)	(5,116)
Deconsolidation of joint venture properties	(84)	(185)	-

Balance at end of year	$308,785	279,945	250,433

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the board of directors.

Based on management's evaluation as of December 31, 2009, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control – Integrated Framework, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2009.

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

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2010.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2010.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2010.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)

Financial Statements:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Balance Sheets December 31, 2009 and 2008

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

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
Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ THOMAS D'ARCY	/s/ DANIEL L. GOODWIN
By: Thomas D'Arcy	By: Daniel L. Goodwin
Title: Chairman of the Board	Title: Director
Date: February 25, 2010	Date: February 25, 2010

/s/ JOEL G. HERTER	/s/ HEIDI N. LAWTON
By: Joel G. Herter	By: Heidi N. Lawton
Title: Director	Title: Director
Date: February 25, 2010	Date: February 25, 2010

/s/ THOMAS H. MCAULEY	/s/ THOMAS MCWILLIAMS
By: Thomas H. McAuley	By: Thomas McWilliams
Title: Director	Title: Director
Date: February 25, 2010	Date: February 25, 2010

/s/ JOEL D. SIMMONS	/s/ MARK E. ZALATORIS
By: Joel D. Simmons	By: Mark E. Zalatoris
Title: Director	Title: President and Chief Executive Officer
Date: February 25, 2010	(principal executive officer)
Date: February 25, 2010
/s/ BRETT A. BROWN
By: Brett A. Brown
Title: Chief Financial Officer (principal
financial and accounting officer)
Date: February 25, 2010

INLAND REAL ESTATE CORPORATION

Annual Report on Form 10-K

for the fiscal year ended December 31, 2009

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

10.11

Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2008 (17)

10.12

Employment Agreement between Inland Real Estate Corporation and Kristi A. Rankin, effective as of January 1, 2008 (18)

10.13

Software and Consulting Shared Services Agreement, dated February 13, 2006, among Inland Computer Services, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., Inland Holdco Management LLC and Inland American Holdco Management LLC (19)

10.14

Operating Agreement of Oak Property and Casualty LLC, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (20)

10.15

Oak Property and Casualty LLC Membership Participation Agreement, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (21)

10.16

Articles of Association of Oak Real Estate Association, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (22)

10.17

Agreement for the Contribution of Limited Liability Company Interests, dated as of October 10, 2006, among Inland Real Estate Corporation, Inland Venture Corporation and IRC-IREX Venture LLC (23)

10.18

Term Loan Agreement dated September 2, 2008 among Inland Real Estate Corporation as borrower, KeyBank National Association as administrative agent, KeyBanc Capital Markets as co-lead arranger, Banc of America as co-lead arranger, Bank of America National Association as syndication agent and the several lenders from time to time parties hereto as lenders (24)

10.19

Limited Liability Company Agreement of IRC-IREX Venture II LLC, dated as of May 7, 2009, among Inland Exchange Venture Corporation and Inland Real Estate Exchange Corporation (25)

10.20

Sales Agency Agreement dated November 10, 2009, by and between Inland Real Estate Corporation and BMO Capital Markets Corp. (26)

10.21

Underwriting Agreement dated May 12, 2009 among Inland Real Estate Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC as representatives of the several underwriters named in Schedule A thereto (27)

10.22

Limited Liability Company Agreement of IRC-IREX Venture LLC, dated as of September 5, 2006, among Inland Real Venture Corporation and Inland Real Estate Exchange Corporation (28)

14.1

Code of Ethics (29)

21.1

Subsidiaries of the Registrant (*)

23.1

Consent of KPMG LLP, dated February 27, 2010 (*)

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

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.1

Lock-Up Agreement between Inland Real Estate Corporation and Daniel L. Goodwin, Inland Real Estate Investment Corporation, The Inland Group, Inc. and Inland Investment Stock Holding Company, dated May 9, 2007 (27)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 000-28382).

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

(4)

Incorporated by reference to the Registrant's Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 15, 2009 (file number 333-107077).

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

(7)

Incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K as amended on September 3, 2009 and originally dated and filed on April 25, 2008 (file number 001-32185).

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

(24)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 2, 2008, as filed by the Registrant with the Securities and Exchange Commission on September 8, 2008 (file number 001-32185)

(25)

Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on May 7, 2009 (file number 001-32185)

(26)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 10, 2009, as filed by the Registrant with the Securities and Exchange Commission on November 10, 2009 (file number 001-32185).

(27)

Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K dated May 12, 2009, as filed by the Registrant with the Securities and Exchange Commission on May 12, 2009 (file number 001-32185).

(28)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 5, 2006, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2006 (file number 001-32185).

(29)

Incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2004 (file number 000-28382).

(30)

Incorporated by reference to Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter period ended March 31, 2007, as filed by the Registrant with the Securities and Exchange Commission on May 10, 2007 (file number 001-32185).

(*)

Filed as part of this Annual Report on Form 10-K.