Form 10-Q
period 2010-03-31
INLAND REAL ESTATE CORP
filed 2010-05-07
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 7, 2010, there were 85,474,902 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(In thousands, except per share data)

	March 31, 2010 (unaudited)	December 31, 2009
Assets:
Investment properties:
Land	$333,433	333,433
Construction in progress	318	322
Building and improvements	925,231	921,461

	1,258,982	1,255,216
Less accumulated depreciation	317,854	308,785

Net investment properties	941,128	946,431

Cash and cash equivalents	11,149	6,719
Investment in securities	10,911	11,045
Accounts receivable, net	43,425	42,545
Investment in and advances to unconsolidated joint ventures	113,506	125,189
Acquired lease intangibles, net	13,775	14,438
Deferred costs, net	8,180	8,147
Other assets	10,016	10,914

Total assets	$1,152,090	1,165,428

Liabilities:
Accounts payable and accrued expenses	$32,995	29,461
Acquired below market lease intangibles, net	2,245	2,319
Distributions payable	4,059	4,017
Mortgages payable	370,218	384,468
Term loan	140,000	140,000
Line of credit facility	50,000	45,000
Convertible notes	124,137	123,789
Other liabilities	10,647	11,183

Total liabilities	734,301	740,237

Stockholders' Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at March 31, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.01 par value, 500,000 Shares authorized; 85,452 and 84,560 Shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	855	846
Additional paid-in capital (net of offering costs of $64,682 and $64,472 at March 31, 2010 and December 31, 2009, respectively)	756,550	749,156
Accumulated distributions in excess of net income	(345,119)	(330,214)
Accumulated other comprehensive income	3,919	3,710

Total stockholders' equity	416,205	423,498

Noncontrolling interest	1,584	1,693

Total equity	417,789	425,191

Total liabilities and equity	$1,152,090	1,165,428

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Other Comprehensive Income
For the three months ended March 31, 2010 and 2009 (unaudited)
(In thousands except per share data)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Revenues:
Rental income	$28,729	30,687
Tenant recoveries	12,865	13,689
Other property income	379	1,202
Fee income from unconsolidated joint ventures	632	1,142
Total revenues	42,605	46,720

Expenses:
Property operating expenses	10,257	9,029
Real estate tax expense	8,541	8,097
Depreciation and amortization	10,250	12,481
Provision for asset impairment	5,451	1,824
General and administrative expenses	3,229	3,279
Total expenses	37,728	34,710

Operating income	4,877	12,010

Other income	2,470	336
Gain on sale of investment properties	-	341
Gain on sale of joint venture interest	474	934
Gain on extinguishment of debt	-	3,606
Impairment of investment securities	-	(1,681)
Interest expense	(7,939)	(9,833)
Income (loss) before income tax benefit (expense) of taxable REIT subsidiary, equity in loss of unconsolidated joint ventures, discontinued operations and income attributable to noncontrolling interest	(118)	5,713

Income tax benefit (expense) of taxable REIT subsidiary	34	(458)
Equity in loss of unconsolidated joint ventures	(2,576)	(569)
Income (loss) from continuing operations	(2,660)	4,686
Income from discontinued operations	1	2,084
Net income (loss)	(2,659)	6,770

Less: Net income attributable to the noncontrolling interest	(73)	(97)
Net income (loss) available to common stockholders	(2,732)	6,673

Other comprehensive income (expense):
Unrealized gain (loss) on investment securities	978	(2,208)
Reversal of unrealized (gain) loss to realized (gain) loss on investment securities	(830)	1,681
Unrealized gain on derivative instruments	61	122

Comprehensive income (loss)	$(2,523)	6,268

Basic and diluted earnings available to common shares per weighted average common share:

Income (loss) from continuing operations	$(0.03)	0.07
Income from discontinued operations	-	0.03
Net income (loss) available to common stockholders per weighted average common share – basic and diluted	$(0.03)	0.10

Weighted average number of common shares outstanding – basic	85,346	66,644
Weighted average number of common shares outstanding – diluted	85,426	66,699

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Equity
For the three months ended March 31, 2010 (unaudited)
(Dollars in thousands, except per share data)

Three months ended March 31, 2010
Number of shares
Balance at beginning of period	84,560
Shares issued from DRP	77
Issuance of shares	815
Balance at end of period	85,452

Common Stock
Balance at beginning of period	$846
Proceeds from DRP	1
Issuance of shares	8
Balance at end of period	855

Additional Paid-in capital
Balance at beginning of period	749,156
Proceeds from DRP	659
Amortization of stock compensation	72
Amortization of debt issue costs	12
Issuance of shares	6,861
Offering costs	(210)
Balance at end of period	756,550

Accumulated distributions in excess of net income
Balance at beginning of period	(330,214)
Net loss available to common stockholders	(2,732)
Distributions declared	(12,173)
Balance at end of period	(345,119)

Accumulated other comprehensive income
Balance at beginning of period	3,710
Unrealized gain on investment securities	978
Reversal of unrealized gain to realized gain on investment securities	(830)
Unrealized gain on derivative instruments	61
Balance at end of period	3,919

Noncontrolling interest
Balance at beginning of period	1,693
Net income attributable to noncontrolling interest	73
Distributions to noncontrolling interest	(182)
Balance at end of period	1,584

Total equity	$417,789

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2010 and 2009 (unaudited)

(In thousands)

	Three months ended March 31,2010	Three months ended March 31, 2009
Cash flows from operating activities:
Net income (loss)	$(2,732)	6,673
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset impairment	5,451	1,824
Depreciation and amortization	10,361	12,656
Amortization of deferred stock compensation	72	83
Amortization on acquired above/below market leases	34	(45)
Gain on sale of investment properties	-	(2,341)
Income from assumption of investment property	(890)	-
Gain on extinguishment of debt	-	(3,606)
Realized (gain) loss on investment securities, net	(1,042)	1,681
Noncontrolling interest	73	97
Equity in loss of unconsolidated ventures	2,576	569
Gain on sale of joint venture interest	(474)	(934)
Straight line rent	(50)	167
Amortization of loan fees	725	771
Amortization of convertible note discount	348	375
Distributions from unconsolidated joint ventures	600	42
Changes in assets and liabilities:
Restricted cash	577	1,127
Accounts receivable and other assets, net	(582)	(3,760)
Accounts payable and accrued expenses	2,968	4,985
Prepaid rents and other liabilities	(618)	(813)
Net cash provided by operating activities	17,397	19,551

Cash flows from investing activities:
Restricted cash	(29)	68
Proceeds from sale of interest in joint venture, net	3,446	14,142
Sale of investment securities, net	1,323	-
Purchase of investment properties	-	22
Additions to investment properties, net of accounts payable	(2,912)	(3,062)
Proceeds from sale of investment properties, net	-	5,497
Distributions from unconsolidated joint ventures	2,169	1,738
Investment in unconsolidated joint ventures	(1,688)	(306)
Leasing fees	(771)	(211)
Net cash provided by investing activities	1,538	17,888

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2010 and 2009 (unaudited)

(In thousands)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash flows from financing activities:
Proceeds from the DRP	$660	2,806
Issuance of shares, net of offering costs	6,659	-
Payoff of debt	(14,250)	(41,236)
Net proceeds under line of credit facility	5,000	33,000
Convertible notes	-	(10,106)
Loan fees	(261)	(236)
Other current liabilities	-	(718)
Distributions paid	(12,131)	(16,316)
Distributions to noncontrolling interest partners	(182)	(185)
Net cash used in financing activities	(14,505)	(32,991)

Net increase in cash and cash equivalents	4,430	4,448

Cash and cash equivalents at beginning of period	6,719	5,180

Cash and cash equivalents at end of period	$11,149	9,628

Supplemental disclosure of cash flow information

Cash paid for interest, net of capitalized interest	$5,216	8,025

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the "Company") for the year ended December 31, 2009, which are included in the Company's 2009 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

(1)

Organization and Basis of Accounting

Inland Real Estate Corporation (the "Company"), a Maryland corporation, was formed on May 12, 1994.  The Company, collectively with its consolidated entities, is a publicly held real estate investment trust ("REIT") that owns, operates and develops (directly or through its unconsolidated entities) open-air neighborhood, community and power shopping centers and single tenant retail properties located primarily in what we believe is the demographically strong upper Midwest markets.

All amounts in these footnotes to the consolidated financial statements are stated in thousands with the exception of per share amounts, square foot amounts, and number of properties.

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

Certain reclassifications were made to the 2009 financial statements to conform to the 2010 presentation but have not changed the results of prior year.

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

During the three months ended March 31, 2010, the Company recorded an impairment loss of $5,451 related to PDG/Tuscany Village Venture, a development joint venture project, to reflect the investment at fair value.  This amount is included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.  During the three months ended March 31, 2009, the Company recorded an impairment loss of $1,695 related to a 229,639 square foot community center located in Michigan City, Indiana, as well as an impairment loss of $129 related to a 12,903 square foot neighborhood retail center located in Montgomery, Illinois.  Each of these properties was subsequently sold and the losses are included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of convertible instruments. The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The debt is subsequently accreted to its par value over its expected life with a rate of interest being reflected in earnings that reflects the market rate at issuance. The Company has recorded $9,627 to additional paid in capital on the accompanying consolidated balance sheets, for each period, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The total principal amount outstanding was $125,000 as of March 31, 2010 and December 31, 2009.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

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

Recent Accounting Principles

Guidance issued in June 2009, amends previously issued guidance related to consolidation.  These changes eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity and require companies to more frequently reassess whether they must consolidate variable interest entities.  The changes also replace the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity.  Changes are effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The adoption of this new guidance did not have an impact on the Company's consolidated financial statements as there are no changes to which entities are consolidated, at this time.

(2)

Investment Securities

Investment in securities of $10,911 and $11,045 at March 31, 2010 and December 31, 2009, respectively consist of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  The Company has recorded a net unrealized gain of $3,919 and $3,771 on the accompanying consolidated balances sheets as of March 31, 2010 and December 31, 2009, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the three months ended March 31, 2010 resulted in a gain on sale of $1,042, which is included in other income in the accompanying consolidated statements of operations and other comprehensive income.  No such gains were recorded for the three months ended March 31, 2009.  Dividend income is recognized when received.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

The Company evaluates its investments for impairment quarterly.  The Company's policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary.  During the three months ended March 31, 2009, the Company recognized an impairment charge of $1,681, with respect to its investment in perpetual preferred and common securities in the accompanying consolidated financial statements.  Due to various factors, including the extent and duration during which the market price had been below cost, the Company concluded the decline in value was other than temporary.  No such losses were required or recorded for the three months ended March 31, 2010.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 were as follows:

Less than 12 months	12 months or longer	Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$345	(5)	148	(1)	493	(6)

Non-REIT Stock	$23	(32)	-	-	23	(32)

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

Joint Venture Entity	Company's Profit/Loss Allocation Percentage at March 31, 2010 (a)	Investment in and advances to unconsolidated joint ventures at March 31, 2010	Investment in and advances to unconsolidated joint ventures at December 31, 2009

IN Retail Fund LLC	50%	$46,798	48,779
NARE/Inland North Aurora I, II & III	45%	21,568	23,867
Oak Property and Casualty	33%	1,199	1,128
TMK/Inland Aurora Venture LLC	40%	5,116	5,589
PDG/Tuscany Village Venture LLC	15%	1,348	6,767
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC	85%	17,692	16,416
TDC Inland Lakemoor LLC	48%	3,130	2,851
IRC/IREX Venture LLC	(b)	16,655	19,792

Investment in and advances to joint ventures		$113,506	125,189

(a)

The profit/loss allocation percentage is allocated after the calculation of the Company's preferred return.

(b)

The Company’s profit/loss allocation percentage varies based on the amount of interest it holds in the properties that are in the selling process.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

The unconsolidated joint ventures had total outstanding debt in the amount of $445,479 (total debt, not the Company's pro rata share) at March 31, 2010 that matures as follows:

Joint Venture Entity	2010 (a)	2011 (a)	2012	2013	2014	Thereafter	Total

IN Retail Fund LLC (b)	$-	55,969	47,300	34,326	103,413	22,000	263,008
NARE/Inland North Aurora I (c)	-	17,708	-	-	-	-	17,708
NARE/Inland North Aurora II	-	3,549	-	-	-	-	3,549
NARE/Inland North Aurora III	-	13,819	-	-	-	-	13,819
PDG/Tuscany Village Venture (d)	9,052	-	-	-	-	-	9,052
PTI Ft. Wayne LLC (e)	938	14,800	-	-	-	-	15,738
PTI Boise LLC (f)	-	-	2,700	-	-	-	2,700
PTI Westfield LLC (g)	7,500	-	-	-	-	-	7,500
TDC Inland Lakemoor LLC (h)	22,105	-	-	-	-	-	22,105
IRC/IREX Venture LLC	-	-	-	90,300	-	-	90,300

Total unconsolidated joint venture debt	$39,595	105,845	50,000	124,626	103,413	22,000	445,479

(a)

The joint ventures will soon be in discussions with various lenders to extend or restructure this joint venture debt although there is no assurance that we, or our joint venture partners, will be able to restructure this debt on terms and conditions we find acceptable, if at all.

(b)

The Company has guaranteed its pro rata share of one loan included in the 2014 column in the amount of approximately $9,800.

(c)

The Company has guaranteed approximately $1,100 of the 2011 maturity.

(d)

This loan matured in September 2009.  The Company is not a party to this loan agreement and therefore has not guaranteed any portion of this loan.  The joint venture is engaged in discussions with the lender to extend this debt.  The lender has not taken any negative actions with regards to this matured loan.

(e)

This loan matures in June 2011.  The Company has guaranteed approximately $7,900 of this outstanding loan.

(f)

This loan matures in October 2012.  In September 2009, the Company purchased the mortgage from the lender at a discount and became a lender to the joint venture.

(g)

This loan matures in December 2010.  The Company has guaranteed approximately $1,400 of this outstanding loan.

(h)

This loan matures in August 2010.  The Company has guaranteed approximately $5,400 of this outstanding loan.

The Company has guaranteed approximately $25,600 of unconsolidated joint venture debt as of March 31, 2010. These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  The Company would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents.  The Company is required to estimate the fair value of these guarantees and record a corresponding liability.  The Company has determined that the fair value of such guarantees are immaterial as of March 31, 2010 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

The Company's proportionate share of the earnings or losses related to these ventures is reflected as equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income.  During the three months ended March 31, 2010 and 2009, the Company earned $632 and $1,142, respectively, in fee income from its unconsolidated joint ventures.  This fee income decreased due in most part to decreased acquisition fees related to lower sales on the properties sold through the Company's joint venture with IREX.  Acquisition fees are earned on the IREX joint venture properties as the interests are sold to the investors.  The Company expects these fees to continue to decrease as inventory of property owned by the joint venture and available for sale diminishes.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at fair value.  During the three months ended March 31, 2010, a total impairment loss of $5,550, related to NARE/Inland North Aurora I, was recorded at the joint venture level.   The Company’s pro rata share of this loss, equal to $2,498, is included in equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, during the three months ended March 31, 2010, the Company recorded an impairment loss of $5,451 related to PDG/Tuscany Village Venture to reflect the investment at fair value.  This amount is included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.

During the three months ended March 31, 2010, the Company did not acquire any investment properties on behalf of its joint venture with IREX.  The joint venture is in various stages of selling properties acquired in 2008.  During the three months ended March 31, 2010, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  The Company and its joint venture partner have agreed to temporarily waive the management fees that may be charged on the Bank of America properties.  It is the Company's intention that these fees will be reinstated gradually over the next two to three years.  Additionally, in conjunction with the sales, the Company recorded gains of approximately $474 and $934, for the three months ended March 31, 2010 and 2009, respectively, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

Summarized financial information for the unconsolidated joint ventures is as follows:

Balance Sheet:	March 31, 2010	December 31, 2009

Assets:
Investment in real estate, net	$698,398	710,388
Other assets	61,064	62,647

Total assets	$759,462	773,035

Liabilities:
Mortgage payable	$445,479	448,216
Other liabilities	44,000	45,739

Total liabilities	489,479	493,955

Total equity	269,983	279,080

Total liabilities and equity	$759,462	773,035

Investment in and advances to unconsolidated joint ventures	$113,506	125,189

Statement of Operations:	Three months ended March 31, 2010	Three months ended March 31, 2009

Total revenues	$18,672	18,679
Total expenses (a)	(25,933)	(20,480)

Loss from continuing operations	$(7,261)	(1,801)

Inland’s pro rata share of loss from continuing operations (b)	$(2,576)	(569)

(a)

Total expenses include impairment charges in the amount of $5,550 for the three months ended March 31, 2010.  No impairment charges were required or recorded during the three months ended March 31, 2009.

(b)

IRC's pro rata share includes the amortization of certain basis differences and an elimination of IRC's pro rata share of the management fee expense.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

(4)

Fair Value Disclosures

In some instances, certain of the Company’s assets and liabilities are required to be measured or disclosed at fair value according to a fair value hierarchy pursuant to relevant accounting literature.  This hierarchy ranks the quality and reliability of the inputs used to determine fair values, which are then classified and disclosed in one of three categories.  The three levels of the fair value hierarchy are:

•

Level 1 – quoted prices in active markets for identical assets or liabilities.

•

Level 2 – quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable.

•

Level 3 – model-derived valuations with unobservable inputs that are supported by little or no market activity

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their classifications within the fair value hierarchy levels.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair value measurements at March 31, 2010 using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Description

Available for sale securities	$10,911	-
Investments in and advances to unconsolidated joint ventures
NARE/Inland North Aurora I	-	8,424
PDG/Tuscany Village Venture	-	1,348

Total assets	$10,911	9,772

Variable rate debt	$-	223,299
Fixed rate debt	-	453,646

Total liabilities	$-	676,945

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company's lenders.

(5)

Transactions with Related Parties

The Company reimburses affiliates of The Inland Group, Inc. (“TIGI”) for various administrative services related to non-core business operations, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing.  These TIGI affiliates provide these services on a not-for-profit basis.  In the event that a service provider has revenues for any particular fiscal year that exceed its expenses for that year, the service provider will rebate the excess on a pro rata basis based on the proportion of its revenues attributable to the Company.  Mr. Goodwin, one of the Company’s directors, is the controlling shareholder of TIGI.  The Company pays for the aforementioned services on an hourly basis at rates that it believes are below market rates for comparable services.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  Computer services and consulting fees were

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

purchased at a contract rate of $70 and $80 per hour, respectively.  The Company continues to purchase these services from TIGI and its affiliates and for the three months ended March 31, 2010 and 2009, these expenses, totaling $393 and $251, respectively, are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of TIGI.  Payments under this lease for the three months ended March 31, 2010 and 2009 were $103 during each period and are also included in general and administrative expenses.  TIGI, through affiliates, beneficially owns approximately 12.7% of the Company's outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with TIGI or its affiliates.

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an indirect wholly owned subsidiary of TIGI, to manage its investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $24 and $18 for these services during the three months ended March 31, 2010 and 2009, respectively.

In May 2005, the Company acquired a 1% interest in The Inland Real Estate Group of Companies, Inc. for a purchase price of $1.  The Inland Real Estate Group of Companies, Inc. provides assistance in the marketing of the Company's investment properties and provides representation at various trade shows and conventions.

On September 5, 2006, Inland Venture Corporation ("IVC"), a TRS previously formed by the Company, entered into a limited liability company agreement with IREX (the “September 5 Agreement”), a wholly-owned subsidiary of TIGI.  The resulting joint venture was formed to facilitate IVC's participation in tax-deferred exchange transactions pursuant to Section 1031 of the Internal Revenue Code using properties made available to the joint venture by IVC.  The Company executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  IVC coordinated the joint venture's acquisition, property management and leasing functions, and earned fees for services provided to the joint venture, including management and leasing fees, as well as acquisition fees, which were split equally between IVC and IREX.  This joint venture agreement expired during 2008, however, it continues to govern the properties that had already been acquired for this venture, but have not been completely sold.

The Company is a member of a limited liability company formed as an insurance association captive (the "Captive"), which is owned in equal proportions by the Company and two other related REITs sponsored by an affiliate of TIGI, Inland American Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc. The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of TIGI.  The Captive was formed to initially insure/reimburse the members' deductible obligations for the first $75 above the insured’s maintenance deductible of $10 of property insurance and $100 of general liability insurance.  The Company entered into the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a VIE and the Company is not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.

(6)

Discontinued Operations

During the year ended December 31, 2009, the Company sold a total of three investment properties.  Additionally, the Company sold a portion of one investment property.  No investment properties were sold during the three months ended March 31, 2010. The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of March 31, 2010, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at March 31, 2010 and December 31, 2009, the Company has recorded $252 and $244, respectively of assets related to discontinued operations, which are included in other assets on the accompanying consolidated balance sheets.  No liabilities were recorded related to discontinued operations on the accompanying consolidated balance sheets at March 31, 2010 and December 31, 2009.  Additionally, for the three months ended March 31, 2010 and 2009, the Company has recorded income from discontinued operations of $1 and $2,084, respectively.  The three months ended March 31, 2009 includes a gain on sale of $2,000.  No gain on sale was recorded during the three months ended March 31, 2010.

(7)

Operating Leases

Certain tenant leases contain provisions providing for "stepped" rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include an increase of $50 for the three months ended March 31, 2010, and a decrease of $167 for the three months ended March 31, 2009, respectively of rental income for the period of occupancy for which stepped rent increases apply and $16,542 and $16,492 in related accounts receivable as of March 31, 2010 and December 31, 2009, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

(8)

Income Taxes

The Company is qualified and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("the Code"), for federal income tax purposes commencing with the tax year ending December 31, 1995.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments.  If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through IVC and Inland Exchange Venture Corporation ("IEVC"), wholly-owned TRS entities.  As such, the TRS entities are subject to federal and state income and franchise taxes from these activities.  IEVC was formed in 2009 and there is no activity from this TRS reflected in the accompanying consolidated financial statements.

The Company had no uncertain tax positions as of March 31, 2010.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of March 31, 2010. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three months ended March 31, 2010 and 2009, or in the consolidated balance sheets as of March 31, 2010. As of March 31, 2010, returns for the calendar years 2006 through 2009 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

(9)

Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  Mortgage loans outstanding as of March 31, 2010 were $370,218 and had a weighted average interest rate of 4.66%.  Of this amount, $332,976 had fixed rates ranging from 3.99% to 7.65% and a weighted average fixed rate of 5.00% as of March 31, 2010.  The remaining $37,242 of mortgage debt represented variable rate loans with a weighted average interest rate of 1.68% as of March 31, 2010.  As of March 31, 2010, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through January 2018.  The majority of the Company's mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, based on debt outstanding at March 31, 2010 and weighted average interest rates for the debt maturing in each specified period.

	2010 (a)	2011 (a)	2012	2013	2014	Thereafter	Total
Maturing debt:
Fixed rate debt	$118,466	100,676	56,415	763	46,293	10,363	332,976
Variable rate debt	28,342	-	2,700 (b)	-	6,200	-	37,242

Weighted average interest rate
Fixed rate debt	4.90%	4.59%	5.22%	-	5.18%	7.65%	5.00%
Variable rate debt	1.49%	-	6.00%	-	0.67%	-	1.68%

(a)

Approximately $177,052 of the Company's mortgages payable mature prior to April 2011.  Subsequent to the end of the quarter, the Company repaid debt of approximately $50,100 using $20,000 in proceeds from financings on previously unencumbered properties, $20,000 in draws on its line of credit facility and $10,100 of cash on hand.  The Company has been in discussions with its lenders and based on these discussions and non-binding term sheets reflecting these discussions, the Company believes it will be able to refinance the remaining secured debt maturing in 2010.  The Company expects the average rates on the new borrowings will be approximately 100 to 200 basis points above the average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance we will be able to complete these borrowings

(b)

The Company has guaranteed this mortgage and it would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document.

(10)

Line of Credit Facility

On April 21, 2008, the Company completed a third amendment to its line of credit facility.  The aggregate commitment of the Company's line is $300,000, which includes a $145,000 accordion feature, and matures on April 20, 2011.  The access to the accordion feature is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.  The Company pays interest only on draws under the line at the rate equal to either 0 – 30 basis points over the Prime Rate or 100 – 150 basis points over LIBOR in effect at the time of borrowing.  The weighted average interest rate on outstanding draws was 1.60% as of March 31, 2010 and December 31, 2009.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  In conjunction with this amendment, the Company paid approximately $1,000 in fees and costs.

The line of credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2010, the Company was in compliance with these covenants.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

(11)

Term Loan

On September 2, 2008, the Company entered into a $140,000 two year unsecured term loan agreement with a lending group comprised of five banks.  The Company has the right to increase the term loan amount to $200,000, provided certain circumstances are met.  The Company pays interest only, on a monthly basis during the term of the term loan, with all outstanding principal and unpaid interest due upon termination of the loan.  Borrowings under the term loan bear interest at a variable rate equal to either 50 basis points over the Prime Rate or 200 basis points over LIBOR, in effect at the time of borrowing.  The interest rate was 2.25% as of March 31, 2010 and December 31, 2009.  The term loan matures September 2, 2010.  The Company expects to refinance this term loan at market terms available at the time of the maturity.  The Company has received non-binding commitments from a syndicate of banks led by KeyBank N.A. aggregating approximately $300,000 which will be used to refinance both the term loan and the Company's $155,000 line of credit facility which matures in April 2011.  These loans are subject to, among other things, the lending syndicate completing its due diligence and other closing requirements, including executing definitive agreements.  The Company expects the rates on the new loans will be greater than the rates on the expiring debt.

The term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2010, the Company was in compliance with these covenants.

(12)

Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026, which included the exercise by the initial purchasers of their option to purchase an additional $10,000 to cover over-allotments.  As of March 31, 2010, the Company has repurchased, at a discount, a total of $55,000 in principal of its convertible senior notes using available funds.  Subsequent to the debt repurchases, $125,000 in principal remains outstanding at March 31, 2010.

Interest on the notes is payable on May 15 and November 15 of each year beginning May 15, 2007.  The notes mature on November 15, 2026 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The earliest date these notes can be redeemed by holders is November 15, 2011.  Prior to November 21, 2011, the Company may not redeem the notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  However, on or after November 21, 2011, the Company may redeem the notes, in whole or in part, subject to the redemption terms in the note.  Following the occurrence of certain change in control transactions, the Company may be required to repurchase the notes in whole or in part for cash at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest.  At March 31, 2010, the Company has recorded $2,168 of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company's consolidated balance sheets at March 31, 2010.

Holders may convert their notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of March 31, 2010, for each $1 principal amount of notes was 48.2824 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of convertible instruments.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance.  The following table sets forth the debt and equity components included in the consolidated balance sheets at March 31, 2010 and December 31, 2009.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

	March 31, 2010	December 31, 2009

Equity Component (a)	$9,621	9,609

Debt Component	$126,523	126,523
Unamortized Discount (b)	(2,386)	(2,734)

Net Carrying Value	$124,137	123,789

(a)

The equity component is net of equity issuance costs and accumulated amortization of $6 and $18 at March 31, 2010 and December 31, 2009, respectively.

(b)

The unamortized discount will be amortized into interest expense on a monthly basis through November 2011.

Total interest expense related to the convertible notes for the three months ended March 31, 2010 and 2009 was calculated as follows:

	Three months ended March 31, 2010	Three months ended March 31, 2009

Interest expense at coupon rate	$1,445	1,868
Discount amortization	348	375

Total interest expense (a)	$1,793	2,243

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

As of March 31, 2010, 123 shares of common stock issued pursuant to employment agreements were outstanding, of which 62 have vested.  Additionally, the Company issued 54 shares pursuant to employment incentives of which 30 have vested and five have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of March 31, 2010 and December 31, 2009, options to purchase 73 shares of common stock at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  No options were exercised during the three months ended March 31, 2010, and the year ended December 31, 2009.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)

On November 10, 2009, the Company entered into a Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell shares of its common stock having an aggregate offering price of up to $100 million from time to time through BMO, acting as sales agent.  Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions (if the Company and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  As of May 7, 2010, the Company issued approximately 891 shares of its common stock pursuant to the Sales Agency Agreement.  The Company received net proceeds of approximately $7,310 from the issuance of these shares and used the proceeds to reduce the outstanding balance on its line of credit.

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

(16)

Subsequent Events

On April 19, 2010, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on March 31, 2010.

On April 19, 2010, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on May 17, 2010 to the stockholders of record at the close of business on April 30, 2010.

On April 30, 2010, the Company received proceeds of approximately $20,000 from financing six previously unencumbered properties with TCF Bank.

On April 30, 2010, the Company sold a building, leased to McDonald's, at Park Center Plaza, located in Tinley Park, Illinois for $865.  Per their lease, the tenant had the right to purchase this building at the stated price.

On May 3, 2010, the Company repaid approximately $50,100 in maturing debt using $20,000 in proceeds from previously unencumbered properties, a $20,000 draw on our unsecured line of credit facility and $10,100 of cash on hand.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  Similarly, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to our financial performance, investment strategy and portfolio, our ability to address debt maturities, our cash flows, our growth prospects, the value of our assets, our joint venture commitments and the amount and timing of anticipated future cash distributions are forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and investors should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 26, 2010.  These factors include, but are not limited to: market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including dislocations and liquidity disruptions in the credit markets; the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; competition for real estate assets and tenants; impairment charges; the availability of cash flow from operating activities for distributions and capital expenditures; our ability to refinance maturing debt or to obtain new financing on attractive terms; future increases in interest rates; actions or failures by our joint venture partners, including development partners; and other factors that could affect our ability to qualify as a real estate investment trust.  We intend that the forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

In this report, all references to "we," "our" and "us" refer collectively to Inland Real Estate Corporation and its consolidated subsidiaries.   All amounts in this Form 10-Q are stated in thousands with the exception of per share amounts, per square foot amounts, number of properties, and number of leases.

Executive Summary

We are a self-managed, publically traded real estate investment trust ("REIT") that owns and operates neighborhood, community, power and single tenant retail centers.   We are incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  Through a taxable REIT subsidiary ("TRS"), we also manage properties owned by ventures in which we are a partner.  As of March 31, 2010, we owned interests in 140 investment properties, including 18 owned through our unconsolidated joint ventures.  Our development joint venture properties are not included as investment properties until they reach what we believe is a stabilized occupancy rate.

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

In order to mitigate the decline in our revenues we will attempt to re-lease those spaces that are vacant, or may become vacant, at existing properties, at more favorable rental rates and generally will acquire additional investment properties, if circumstances allow.  During the three months ended March 31, 2010, we executed 15 new, 47 renewal and 10 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately 496,000 square feet on our consolidated portfolio.  The 15 new leases comprise approximately 105,000 square feet with an average rental rate of $10.74 per square foot, a 1.0% decrease over the average expiring rate.  The 47 renewal leases comprise approximately 230,000 square feet with an average rental rate of $12.90 per square foot, a 0.7% decrease over the average expiring rate.  The 10 non-comparable leases comprise approximately 161,000 square feet with an average base rent of $7.09.  During the remainder of 2010, 118 leases will be expiring in our consolidated portfolio, which comprise approximately 388,000 square feet and account for approximately 4.6% of our annualized base rent.  We will attempt to renew or re-lease these spaces at more favorable rental rates to increase revenues and cash flow.  Occupancy at March 31, 2010 and 2009 for our consolidated and unconsolidated portfolio is summarized below:

Consolidated Occupancy	As of March 31, 2010	As of March 31, 2009

Leased Occupancy (a)	91.1%	93.3%
Financial Occupancy (b)	88.8%	92.5%
Same Store Financial Occupancy	88.8%	92.4%

Unconsolidated Occupancy	As of March 31, 2010	As of March 31, 2009

Leased Occupancy (a)	95.2%	94.6%
Financial Occupancy (b)	94.2%	93.0%

Total Occupancy	As of March 31, 2010	As of March 31, 2009

Leased Occupancy (a)	92.2%	93.6%
Financial Occupancy (b)	90.2%	92.6%

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

Economic conditions affect the real estate industry in varying degrees.  Adverse changes in general and local economic conditions could result in the inability of certain tenants to fulfill their lease obligations and could also affect our ability to attract new tenants or release space at increasing rents.  Our investment properties are typically anchored by grocery, drug or discount stores, providing everyday goods and services to consumers, rather than those stores which sell luxury items such as furniture, electronics and clothing.

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

The current economic downturn is still having an impact on many retailers in our portfolio.  Certain national retail chains, which previously filed for bankruptcy, have had a negative impact on our portfolio.  Additionally smaller tenant bankruptcy filings have had a negative impact on our revenues as certain locations have closed.  Although showing some signs of improvement, the operating environment for retailers remains challenging.  We believe there may be additional tenant failures in the months to come.  Although requests by our tenants for rent relief have decreased significantly from the first half of 2009, we believe that there are still some retailers struggling.  Recent retail sales reports indicate that the unprecedented sales declines of the past eighteen months may have hit bottom.  Although these reports show encouraging signs of recovery, we believe it will take some time for sales to be restored to pre-recession levels.

The timeline for filling the vacancies created by tenant failures is longer because the supply of available space has increased and tenant demand has decreased.  We have been able to re-lease much of the space vacated by these big-box tenants and are negotiating leases to fill more of these vacancies during 2010.  The new leases are generally at rates lower than the original leases, however, these tenants will reimburse us for operating expenses at each center.  The length of time that a space is vacant, the payment of operating expenses without tenant reimbursements and the reality of re-leasing at rates lower than the previous leases have a negative impact on our financial results.  Additionally, there are costs associated with leasing vacant spaces such as leasing commissions and tenant improvement allowances, which both have the affect of reducing our cash flow at the beginning of the new lease.

We continue to monitor potential credit issues of our tenants, and analyze the possible effects on our consolidated financial statements.  We have seen our outstanding receivables rise, which in some cases requires us to record an allowance based on the collectability of these outstanding amounts.  As of March 31, 2010 and December 31, 2009, we had recorded an allowance in the amount of approximately $3,500 and $4,100, respectively, during each period related to these uncollectible amounts which is included in accounts receivable on the accompanying consolidated balance sheets.

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

Our portfolio places strong emphasis on necessity and value-based retail.  The current recession appears to have shifted consumer behavior to a focus on discount and value retail, which we believe will benefit us.  Additionally, our investment properties are located in what we believe are stable markets characterized by dense populations and strong incomes that will attract more retailers.  Within these markets, we have assembled a concentration of properties that, we believe, facilitates property management efficiencies, including expense reductions due to service volumes.

During 2010, our focus is on strengthening our balance sheet, within an improving credit market environment.  As of March 31, 2010, approximately $146,000 of indebtedness secured by our investment properties matures prior to year end.  Subsequent to the end of the quarter, we repaid approximately $50,100 of this debt using approximately $20,000 in proceeds on previously unencumbered properties, $20,000 in draws on our line of credit facility, and $10,100 of cash on hand.  We have been in discussions with our lenders and based on these discussions and non-binding term sheets reflecting these discussions, we believe we will be able to refinance the remaining secured debt maturing in 2010.  We expect the average rates on the new borrowings will be approximately 100 to 200 basis points above average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance we will be able to complete these borrowings.  Additionally, our $140,000 term loan matures during 2010 and our $155,000 line of credit facility matures in April 2011.  We have received non-binding commitments from a syndicate of banks led by KeyBank N.A. aggregating approximately $300,000 which will be used to refinance the term loan and line of credit facility.  These loans are also subject to, among other things, the lending syndicate completing its due diligence and other closing requirements, including executing definitive agreements.  We expect the rates on these new loans will be greater than the rates on the expiring debt.  The result of higher interest rates would have a negative impact on our results of operations and may impact our ability to pay distributions at the current rate.  Further, as part of any refinancing, we may be required to pledge additional assets as collateral and may not be able to achieve the same loan to value ratios on our secured indebtedness.

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

Acquisitions and Dispositions

During the three months ended March 31, 2010, we were granted possession of a vacant building at our Orland Park Place Outlots investment property.  Previously, we had a ground lease with a restaurant operator.  Upon default by the tenant, we added this building to our portfolio, according to the lease terms, resulting in income of $890.

The table below presents investment property dispositions during the year ended December 31, 2009.  No dispositions were completed during the three months ended March 31, 2010.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain/Loss on Sale

07/15/09	University of Phoenix (a)	Merrillville	IN	18,018	$6,680	$-
04/30/09	Lake Park Plaza (partial)	Michigan City	IN	114,557	1,706	8
04/08/09	Montgomery Plaza	Montgomery	IL	12,903	720	-
02/10/09	Western-Howard Plaza	Chicago	IL	11,974	1,845	117
01/30/09	Wisner-Milwaukee Plaza	Chicago	IL	14,426	4,000	1,883
01/21/09	Fox Run Square (a)(b)	Naperville	IL	143,512	26,710	341

				315,390	$41,661	$2,349

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

The table below presents development property dispositions during the year ended December 31, 2009.  No dispositions were completed during the three months ended March 31, 2010.

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Sales Price

09/29/09	Savannah Crossing	TMK Development, Inc	Aurora	IL	2	$4,700

Critical Accounting Policies

General.  A critical accounting policy is one that, we believe, would materially affect our operating results or financial condition, and requires management to make estimates or judgments in certain circumstances.  We believe that our most critical accounting policies relate to the valuation and allocation of investment properties, determining whether assets are held for sale, recognition of rental income and lease termination income, our cost capitalization and depreciation policies and consolidation/equity accounting policies.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  U.S. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties that were taken into consideration upon the application of critical accounting policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.  Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 26, 2010, under the heading “Critical Accounting Policies.”

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at March 31, 2010 and December 31, 2009 were $11,149 and $6,719, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during the three months ended March 31, 2010 and 2009.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions could periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, we do not believe the risk is significant based on our review of the rating of the institutions where our cash is deposited.  In 2008, FDIC insurance coverage was increased to $250,000 per depositor at each insured bank.  This increase will be in place until December 13, 2013, at which time it will return to $100,000 per depositor.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP, our draws on our line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  As of March 31, 2010, we were in compliance with the covenants on our line.  We had up to $105,000 available under our $155,000 line of credit facility and an additional $145,000 available under an accordion feature.  The access to the accordion feature is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.  If necessary, such as for new acquisitions, we believe we can generate capital by entering into financing arrangements or joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for purchasing additional investment properties, joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

On November 10, 2009, we entered into a Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell shares of our common stock having an aggregate offering price of up to $100 million from time to time through BMO, acting as sales agent.  Offers and sales of shares of our common stock, if any, may be made in privately negotiated transactions (if we and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  As of May 7, 2010, we issued approximately 891 shares of our common stock pursuant to the Sales Agency Agreement.  We received net proceeds of approximately $7,310 from the issuance of these shares and used the proceeds to reduce the outstanding balance on our line of credit.

Certain joint venture commitments require us to invest cash in properties under development and in properties that do not necessarily meet our investment criteria but which are offered for syndication through our joint venture with IREX.  In certain cases, this cash is invested for periods longer than expected.  The syndication of the four buildings leased by Bank of America that are being marketed through our joint venture with IREX in two separate offerings has taken longer than we anticipated.  We have approximately $16,655 invested in the current IREX joint venture properties available for syndication.  As of March 31, 2010, we had received approximately $41,100 of our original $62,300 investment back in the Bank of America buildings.  The joint venture anticipates that sales of the Bank of America buildings will continue to close throughout 2010.  Additionally, we have delayed completion of our development projects from our original 2010 and 2011 completion dates to one to two years beyond that point due to challenging conditions.  Therefore, our investment of $48,854 in our development projects will be committed longer than originally anticipated.  During the year ended December 31, 2009, we invested approximately $19,000 of preferred equity in these ventures which was used to pay down the principal on the loans and negotiated dollar for dollar reductions of loan guarantees on certain projects.  As of March 31, 2010, we have guaranteed approximately $25,600 of current unconsolidated joint venture debt.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  There is no assurance that we will be able to recover the funds invested in these ventures or that we will earn a return on these invested funds.

We invest in marketable securities of other entities, including REITs.  These investments in securities totaled $10,911 at March 31, 2010, consisting of preferred and common stock investments.  At March 31, 2010, we had recorded a net unrealized gain of $3,919 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the three months ended March 31, 2010, we realized gains on sale of $1,042.  No such gains were recorded during the three months ended March 31, 2009.  Additionally, during the three months ended March 31, 2009, we realized a non-cash impairment loss of $1,681, related to a decline in value of certain investment securities which were determined to be other than temporary.  No such losses were required or recorded in the accompanying consolidated financial statements for the three months ended March 31, 2010.

As of March 31, 2010, we owned interests in 140 investment properties, including those owned through our unconsolidated joint ventures.  In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements and current distributions.  Monthly debt service requirements are primarily interest only as only three of our secured mortgages require monthly principal amortization.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, based on debt outstanding at March 31, 2010:

	2010 (a)	2011 (b)	2012	2013	2014	Thereafter	Total
Maturing debt:
Fixed rate debt	$118,466	225,676	56,414	763	46,293	10,364	457,976
Variable rate debt	168,342	50,000	2,700	-	6,200	-	227,242

Weighted average interest rate
Fixed rate debt	4.90%	4.61%	5.22%	-	5.18%	7.65%	4.90%
Variable rate debt	2.12%	1.60%	6.00%	-	0.67%	-	2.01%

(a)

Included in the debt maturing during 2010 is our $140,000 term loan.  We pay interest only during the term of this loan at a variable rate equal to either 50 basis points over the Prime rate or 200 basis points over LIBOR, in effect at the time of the borrowing.  As of March 31, 2010, the interest rate on this loan was 2.25%.  The term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2010, we were in compliance with these covenants.

(b)

Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $125,000.  The consolidated balance sheets are presented net of a fair value adjustment of $863.  Additionally, included in the debt maturing during 2011 is our line of credit facility.  As of March 31, 2010, the outstanding balance on this line was $50,000.  We pay interest only on draws under the line at the rate equal to 100 – 150 basis points over LIBOR.  As of March 31, 2010, the weighted average interest rate on outstanding draws was 1.60%.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2010, we were in compliance with these covenants.

Our mortgages payable are secured by certain of our investment properties.  Mortgage loans outstanding as of March 31, 2010 were $370,218 and had a weighted average interest rate of 4.66%.  Of this amount, $332,976 had fixed rates ranging from 3.99% to 7.65% and a weighted average fixed rate of 5.00% as of March 31, 2010.  The remaining $37,242 of mortgage debt represented variable rate loans with a weighted average interest rate of 1.68% as of March 31, 2010.  Additionally, we had $315,000 of unsecured debt outstanding, comprised of our term loan, line of credit facility and the face value of our convertible notes.

As of March 31, 2010, approximately $146,000 of indebtedness secured by our investment properties matures prior to year end.  Subsequent to the end of the quarter, we repaid approximately $50,100 of this debt using approximately $20,000 in proceeds on previously unencumbered properties, $20,000 in draws on our line of credit facility, and $10,100 of cash on hand.  We have been in discussions with our lenders and based on these discussions and non-binding term sheets reflecting these discussions, we believe we will be able to refinance the remaining secured debt maturing in 2010.  We expect the average rates on the new borrowings will be approximately 100 to 200 basis points above average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance we will be able to complete these borrowings.  Additionally, our $140,000 term loan matures during 2010 and our $155,000 line of credit facility matures in April 2011.  We have received non-binding commitments from a syndicate of banks led by KeyBank N.A. aggregating approximately $300,000 which will be used to refinance the term loan and line of credit facility.  These loans are also subject to, among other things, the lending syndicate completing its due diligence and other closing requirements, including executing definitive agreements.  We expect the rates on these new loans will be greater than the rates on the expiring debt.  The result of higher interest rates would have a negative impact on our results of operations and may impact our ability to pay distributions at the current rate.  Further, as part of any refinancing, we may be required to pledge additional assets as collateral and may not be able to achieve the same loan to value ratios on our secured indebtedness.

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2010 and 2009:

	2010	2009

Net cash provided by operating activities	$17,397	19,551

Net cash provided by investing activities	$1,538	17,888

Net cash used in financing activities	$(14,505)	(32,991)

2010 Compared to 2009

Net cash provided by operating activities was $17,397 for the three months ended March 31, 2010, as compared to $19,551 for the three months ended March 31, 2009.  The decrease in cash provided by operating activities is due primarily to decreased cash from property operations as a result of the current economic conditions.  See our discussion of results of operations for an explanation of the decreases related to property operations.

Net cash provided by investing activities was $1,538 for the three months ended March 31, 2010, as compared to $17,888 for the three months ended March 31, 2009.  The primary reason for the decrease in cash provided by investing activities was a decline in the receipt of proceeds from the sale of joint venture interest of $3,446 during the three months ended March 31, 2010, as compared to $14,142 during the three months ended March 31, 2009.  Additionally we received no proceeds from the sale of investment properties during the three months ended March 31, 2010, as compared to $5,497 in proceeds from the sale of investment properties during the three months ended March 31, 2009.

Net cash used in financing activities was $14,505 for the three months ended March 31, 2010, as compared to $32,991 for the three months ended March 31, 2009.  The primary reason for the decrease in cash used in financing activities was the use of $14,250 to repay certain mortgages secured by our investment properties, partially offset by proceeds from our unsecured line of credit facility in the amount of $5,000 during the three months ended March 31, 2010, as compared to using $41,236 to repay secured mortgages and $10,106 to repurchase certain of our convertible notes, partially offset by proceeds of $33,000 received from our line of credit facility, during the three months ended March 31, 2009.  Additionally, we paid $12,131 in distributions, partially offset by proceeds from the DRP of $660 during the three months ended March 31, 2010, as compared to distribution payments of $16,316, partially offset by DRP proceeds of $2,806 during the three months ended March 31, 2009.  Cash used in financing activities also decreased during the three months ended March 31, 2010 due to net proceeds of $6,659 from our current ATM offering.

Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, we had ownership interests in 30 single-user retail properties, 61 Neighborhood Centers, 20 Community Centers, 28 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the same three month periods during each year.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and we are able to determine the effects of our new acquisitions on net income.  Net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.  A total of 122 of our investment properties satisfied these criteria during the periods presented and are referred to herein as "same store" properties.  These properties comprise approximately 10.4 million square feet.  The activity for "other investment properties" is comprised of activity from properties owned through our joint venture with IREX while they were consolidated.  Operations from properties acquired through this joint venture are recorded as consolidated income until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations and other comprehensive income.  The "same store" investment properties represent 100% of the square footage of our consolidated portfolio at March 31, 2010.  The following table presents the operating results, broken out between "same store" and "other investment properties," prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three months ended March 31, 2010 and 2009 along with reconciliation to net income (loss) available to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended March 31, 2010	Three months ended March 31, 2009
Rental income and tenant recoveries:
"Same store" investment properties, 122 properties
Rental income	$28,703	30,772
Tenant recovery income	12,865	13,614
Other property income	379	1,202
"Other investment properties”
Rental income	-	60
Tenant recovery income	-	75
Total rental and additional rental income	$41,947	45,723

Property operating expenses:
"Same store" investment properties, 122 properties
Property operating expenses	$8,178	8,258
Real estate tax expense	8,541	8,097
"Other investment properties"
Property operating expenses	-	16
Total property operating expenses	$16,719	16,371

Property net operating income
"Same store" investment properties	$25,228	29,233
"Other investment properties"	-	119
Total property net operating income	$25,228	29,352

Other income:
Straight-line rent	50	(168)
Amortization of lease intangibles	(24)	23
Other income	2,470	336
Fee income from unconsolidated joint ventures	632	1,142
Gain on sale of investment properties	-	341
Gain on sale of joint venture interest	474	934
Gain on extinguishment of debt	-	3,606

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiary	34	(458)
Bad debt expense	(2,079)	(755)
Depreciation and amortization	(10,250)	(12,481)
General and administrative expenses	(3,229)	(3,279)
Interest expense	(7,939)	(9,833)
Impairment of investment securities	-	(1,681)
Provision for asset impairment	(5,451)	(1,824)
Equity in loss of unconsolidated ventures	(2,576)	(569)

Income (loss) from continuing operations	(2,660)	4,686
Income from discontinued operations	1	2,084
Net income (loss)	(2,659)	6,770

Less: Net income attributable to the noncontrolling interest	(73)	(97)

Net income (loss) available to common stockholders	$(2,732)	6,673

On a "same store" basis, (comparing the results of operations of the investment properties owned during the three months ended March 31, 2010 with the results of the same investment properties during the three months ended March 31, 2009), property net operating income decreased $4,005 with total rental and additional rental income decreasing $3,641 and total property operating expenses increasing $364.

Net income (loss) available to common stockholders decreased $9,405 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.

Rental income decreased $2,069 on a "same store" basis, for the three months ended Mach 31, 2010, as compared to the three months ended March 31, 2009 primarily due to early termination of certain leases, extended abatement periods on new leases, decreased occupancy, tenant bankruptcies and rent relief and deferment requests.

Tenant recovery income decreased $749 on a "same store" basis, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to the same factors causing the decrease in rental income.

Other property income decreased $823 on a "same store" basis, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  This decrease is due in most part to a decrease in lease termination fees and a decrease in late charges due from our tenants.

Other income increased $2,134 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  This increase is due to gains on sale related to securities sold during the three months ended March 31, 2010 and to income related to Orland Park Outlots.  During the three months ended March 31, 2010, we were granted possession of a vacant building at our Orland Park Place Outlots investment property.  Previously, we had a ground lease with a restaurant operator.  Upon default by the tenant, we added this building to our portfolio, according to the lease terms, resulting in income of $890.

Fee income from unconsolidated joint ventures decreased $510 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  This decrease is due to a decrease in acquisition fees earned on sales through our IREX joint venture.

Gain on sale of joint venture interest decreased $460 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.   This is due to decreased gains on sale in connection with our joint venture with IREX.

Gain on extinguishment of debt for the three months ended March 31, 2009 was $3,606.  We did not record any such gain during the three months ended March 31, 2010.  The gain in 2009 relates to the repurchase of certain of our convertible notes at a discount to the contract amount.

Bad debt expense increased $1,324 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  The increase in bad debt expense is due to increased tenant bankruptcies and the current economic challenges facing our tenants.  We periodically review the collectability of outstanding receivables.  Allowances are taken for those balances that we have reason to believe may be uncollectable, including any amounts relating to straight-line rent receivables.  Amounts deemed to be uncollectable are written off.

Depreciation and amortization decreased $2,231, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, due in most part to the write off of tenant improvement assets, as a result of early lease terminations and increased vacancies during the three months ended March 31, 2009.

Interest expense decreased $1,894 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  The decrease is primarily due to a decrease in interest of approximately $900 on our mortgages payable and approximately $400 on our line of credit facility due to lower outstanding balances maintained during the three months and lower interest rates charged on our variable rate debt.  Additionally, interest expense on our convertible notes decreased approximately $400 due to repurchases of notes during 2009.

Impairment of investment securities for the three months ended March 31, 2009 was $1,681, due to recording non-cash charges related to declines in value of certain investment securities which were determined to be other than temporary.  We did not record any such impairments during the three months ended March 31, 2010.

During the three months ended March 31, 2010, we recorded a provision for asset impairment of $5,451 related to one development joint venture project, to reflect the investment at fair value.  During the three months ended March 31, 2009, we recorded a provision for asset impairment of $1,824 related to one investment property and a portion of another.  Both properties were sold at prices below our current carrying value and required adjustments.

Equity in loss of unconsolidated joint ventures decreased $2,007 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  The primary reason for this decrease is impairment charges recorded related to a development joint venture property during the three months ended March 31, 2010.  The total impairment loss recorded was $5,550 at the joint venture level.  Our pro rata share of this loss, equal to $2,498, is included in this item on the accompanying consolidated statements of operations and other comprehensive income.

Captive Insurance

We are a member of a limited liability company formed as an insurance association captive (the "Captive"), which is owned in equal proportions with three other REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland Diversified Real Estate Trust, Inc. and us.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  The Captive was formed to initially insure/reimburse the members' deductible obligations for the first $75 above the insured's maintenance deductible of $10 of property insurance and $100 of general liability insurance.  We entered into the Captive to stabilize our insurance costs, manage our exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a variable interest entity ("VIE") and we are not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.  We were not required to make additional capital contributions to this entity during the three months ended March 31, 2010 and the year ended December 31, 2009.

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

Joint Venture Entity	Company's Profit/Loss Allocation Percentage at March 31, 2010 (a)	Investment in and advances to unconsolidated joint ventures at March 31, 2010	Investment in and advances to unconsolidated joint ventures at December 31, 2009

IN Retail Fund LLC	50%	$46,798	48,779
NARE/Inland North Aurora I, II & III	45%	21,568	23,867
Oak Property and Casualty	33%	1,199	1,128
TMK/Inland Aurora Venture LLC	40%	5,116	5,589
PDG/Tuscany Village Venture LLC	15%	1,348	6,767
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC	85%	17,692	16,416
TDC Inland Lakemoor LLC	48%	3,130	2,851
IRC/IREX Venture LLC	(b)	16,655	19,792

Investment in and advances to joint ventures		$113,506	125,189

(a)

The profit/loss allocation percentage is allocated after the calculation of our preferred return.

(b)

Our profit/loss allocation percentage varies based on the amount of interest we hold in the properties that are in the selling process.

The unconsolidated joint ventures had total outstanding debt in the amount of $445,479 (total debt, not the Company's pro rata share) at March 31, 2010 that matures as follows:

Joint Venture Entity	2010 (a)	2011 (a)	2012	2013	2014	Thereafter	Total

IN Retail Fund LLC (b)	$-	55,969	47,300	34,326	103,413	22,000	263,008
NARE/Inland North Aurora I (c)	-	17,708	-	-	-	-	17,708
NARE/Inland North Aurora II	-	3,549	-	-	-	-	3,549
NARE/Inland North Aurora III	-	13,819	-	-	-	-	13,819
PDG/Tuscany Village Venture (d)	9,052	-	-	-	-	-	9,052
PTI Ft. Wayne LLC (e)	938	14,800	-	-	-	-	15,738
PTI Boise LLC (f)	-	-	2,700	-	-	-	2,700
PTI Westfield LLC (g)	7,500	-	-	-	-	-	7,500
TDC Inland Lakemoor LLC (h)	22,105	-	-	-	-	-	22,105
IRC/IREX Venture LLC	-	-	-	90,300	-	-	90,300

Total unconsolidated joint venture debt	$39,595	105,845	50,000	124,626	103,413	22,000	445,479

(a)

The joint ventures will soon be in discussions with various lenders to extend or restructure this joint venture debt although there is no assurance that we, or our joint venture partners, will be able to restructure this debt on terms and conditions we find acceptable, if at all.

(b)

We have guaranteed our pro rata share of one loan included in the 2014 column in the amount of approximately $9,800.

(c)

We have guaranteed approximately $1,100 of the 2011 maturity.

(d)

This loan matured in September 2009.  We are not a party to this loan agreement and therefore have not guaranteed any portion of this loan.  The joint venture is engaged in discussions with the lender to extend this debt.  The lender has not taken any negative actions with regards to this matured loan.

(e)

This loan matures in June 2011.  We have guaranteed approximately $7,900 of this outstanding loan.

(f)

This loan matures in October 2012.  In September 2009, we purchased the mortgage from the lender at a discount and became a lender to the joint venture.

(g)

This loan matures in December 2010.  We have guaranteed approximately $1,400 of this outstanding loan.

(h)

This loan matures in August 2010.  We have guaranteed approximately $5,400 of this outstanding loan.

We have guaranteed approximately $25,600 of unconsolidated joint venture debt as of March 31, 2010.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  We would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents, unless the default is otherwise waived.  We are required to estimate the fair value of these guarantees and record a corresponding liability.  We have determined that the fair value of such guarantees are immaterial as of March 31, 2010 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

Our proportionate share of the earnings or losses from these ventures is reflected as equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, we earn fees for providing property management, leasing and acquisition activities to these ventures.  We recognize fee income equal to our joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income.  During the three months ended March 31, 2010 and 2009, we earned $632 and $1,142, respectively, in fee income from our unconsolidated joint ventures.  This fee income decreased due in most part to decreased acquisition fees related to lower sales on properties sold through our joint venture with IREX.  Acquisition fees are earned on the IREX joint venture properties as the interests are sold to the investors.  We expect these fees to continue to decrease as inventory of property owned by the joint venture and available for sale diminishes.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

When circumstances indicate there may have been a loss in value of an equity method investment, we evaluate the investment for impairment by estimating our ability to recover our investments from future expected cash flows. If we determine the loss in value is other than temporary, we will recognize an impairment charge to reflect the investment at fair value.  During the three months ended March 31, 2010, a total impairment loss of $5,550, related to NARE/Inland North Aurora I, was recorded at the joint venture level.  Our pro rata share of this loss, equal to $2,498, is included in equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, during the three months ended March 31, 2010, we recorded an impairment loss of $5,451 related to PDG/Tuscany Village Venture to reflect the investment at fair value.  This amount is included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.

During the three months ended March 31, 2010, we did not acquire any investment properties on behalf of our joint venture with IREX.  The joint venture is in various stages of selling properties acquired in 2008.  During the three months ended March 31, 2010, we earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  We, and our joint venture partner, have agreed to temporarily waive the management fees that may be charged on the Bank of America properties.  It is our intention that these fees will be reinstated gradually over the next two to three years.  Additionally, in conjunction with the sales, we recorded gains of approximately $474 and $934, for the three months ended March 31, 2010 and 2009, respectively.  These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

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

Within the prevailing economic environment, a number of retailers have delayed new store openings until market conditions substantially improve.  In light of this marketplace reality, we have extended delivery dates for these projects up to two years.  To provide clarity as to the current status of our development projects, we have divided them into two categories; active projects and land held for future development.

The projects considered active projects are Savannah Crossing in Aurora, Illinois, Orchard Crossing in Fort Wayne, Indiana, and Southshore Shopping Center in Boise, Idaho.  Construction is essentially complete at Savannah Crossing and Orchard Crossing and Southshore Shopping Center is a redevelopment of an existing building.

The remaining development properties are categorized as land held for future development.  These include North Aurora Phase I, II and III in North Aurora, Illinois, Shops at Lakemoor in Lakemoor, Illinois, Lantern Commons in Westfield, Indiana, and Tuscany Village in Paradise, Florida.  We will deploy construction to land held for development only when we have signed commitments from retailers.

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

	Three months ended March 31, 2010	Three months ended March 31, 2009

Net income (loss) available to common stockholders	$(2,732)	6,673
Gain on sale of investment properties	-	(2,341)
Equity in depreciation and amortization of unconsolidated joint ventures	3,600	3,905
Amortization on in-place lease intangibles	565	676
Amortization on leasing commissions	274	529
Depreciation, net of noncontrolling interest	9,320	11,256

Funds From Operations	$11,027	20,698

Net income (loss) available to common stockholders per weighted average common share – basic and diluted	$(0.03)	0.10

Funds From Operations, per weighted average common share – basic and diluted	$0.13	0.31

Weighted average number of common shares outstanding, basic	85,346	66,644

Weighted average number of common shares outstanding, diluted	85,426	66,699

Distributions declared	$12,173	16,343
Distributions per common share	$0.14	0.25

Items impacting FFO:

Gain on extinguishment of debt	-	(3,606)
Provision for asset impairment	5,451	1,824
Impairment of investment securities	-	1,681
Provision for asset impairment included in equity in loss of unconsolidated joint ventures	2,498	-
Provision for income taxes: Tax expense related to current impairment charges, net of valuation allowance	147	-

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

	Three months ended March 31, 2010	Three months ended March 31, 2009

Income (loss) from continuing operations	$(2,660)	4,686
Gain on sale of property	-	(341)
Net income attributable to noncontrolling interest	(73)	(97)
Income from discontinued operations, excluding gains	1	84
Income tax (benefit) expense of taxable REIT subsidiary	(34)	458
Interest expense	7,939	9,833
Interest expense associated with unconsolidated joint ventures	2,906	3,026
Depreciation and amortization	10,250	12,481
Depreciation and amortization associated with discontinued operations	-	68
Depreciation and amortization associated with unconsolidated joint ventures	3,600	3,905

EBITDA	$21,929	34,103

Total Interest Expense	$10,845	12,859

EBITDA: Interest Expense Coverage Ratio	$2.0 x	2.7 x

Items impacting EBITDA

Gain on extinguishment of debt	-	(3,606)
Provision for asset impairment	5,451	1,824
Impairment of investment securities	-	1,681
Provision for asset impairment included in equity in loss of unconsolidated joint ventures	2,498	-

Subsequent Events

On April, 19, 2010, we paid a cash distribution of $0.0475 per share on the outstanding shares of our common stock to stockholders of record at the close of business on March 31, 2010.

On April 19, 2010, we announced that we had declared a cash distribution of $0.0475 per share on the outstanding shares of our common stock.  This distribution is payable on May 17, 2010 to the stockholders of record at the close of business on April 30, 2010.

On April 30, 2010, the Company received proceeds of approximately $20,000 from financing six previously unencumbered properties with TCF Bank.

On April 30, 2010, we sold a building, leased to McDonald's, at Park Center Plaza, located in Tinley Park, Illinois for $865.  Per their lease, the tenant had the right to purchase this building at the stated price.

On May 3, 2010, the Company repaid approximately $50,100 in maturing debt using proceeds of $20,000 from previously unencumbered properties, a $20,000 draw on our unsecured line of credit facility and $10,100 in cash on hand.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2010 we had no derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will generally only enter into derivative transactions that satisfy the aforementioned criteria.

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

	2010 (a) (b)	2011 (c)	2012	2013	2014	Thereafter	Total	Fair Value (e)

Fixed rate debt	$118,466	225,676	56,414	763	46,293	10,364	457,976	453,646
Weighted average interest rate	4.90%	4.61%	5.22%	-	5.18%	7.65%	4.90%	-

Variable rate debt	$168,342	50,000	2,700 (d)	-	6,200	-	227,242	223,299
Weighted average interest rate	2.12%	1.60%	6.00%	-	0.67%	-	2.01%	-

(a)

Approximately $177,052 of our mortgages payable mature prior to April 2011.  Subsequent to the end of the quarter, we repaid debt of approximately $50,100 using $20,000 in proceeds from financings on previously unencumbered properties, $20,000 in draws on our line of credit facility and $10,100 of cash on hand.  We have been in discussions with our lenders and based on these discussions and non-binding term sheets reflecting these discussions, we believe we will be able to refinance the remaining secured debt maturing in 2010.  We expect the average rates on the new borrowings will be approximately 100 to 200 basis points above the average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance we will be able to complete these borrowings

(b)

Included in the debt maturing during 2010 is our $140,000 term loan.  We pay interest only during the term of this loan at a variable rate equal to either 50 basis points over the Prime rate or 200 basis points over LIBOR, in effect at the time of the borrowing.  As of March 31, 2010, the interest rate on this loan was 2.25%.  The term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2010, we were in compliance with these covenants.  We have received non-binding commitments from a syndicate of banks led by KeyBank N.A. aggregating approximately $300,000 which will be used to refinance the $140,000 term loan and our $155,000 line of credit facility.  These loans are subject to, among other things, the lending syndicate completing its due diligence and other closing requirements, including executing definitive agreements.  We expect the rates on these loans will be greater than the rates on the expiring debt.

(c)

Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $125,000.  The consolidated balance sheets are presented net of a fair value adjustment of $863.  Additionally, included in the debt maturing during 2011 is our line of credit facility.  As of March 31, 2010, the outstanding balance on this line was $50,000.  We pay interest only on draws under the line at the rate equal to 100 – 150 basis points over LIBOR.  As of March 31, 2010, the weighted average interest rate on outstanding draws was 1.60%.  This line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2010, we were in compliance with these covenants.

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

The table above does not reflect indebtedness incurred after March 31, 2010.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness, fixed rate debt that matures and needs to be refinanced and hedging strategies used to reduce the impact of any increases in rates.

At March 31, 2010, approximately $227,242, or 33%, of our debt has variable interest rates averaging 2.01%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $142 for the three months ended March 31, 2010.

Equity Price Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices is a result of our investment in securities.  At March 31, 2010, our investment in securities totaled $10,911.  The carrying values of investments in securities subject to equity price risks are based on quoted market prices as of the date of the consolidated balance sheets.  Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions.  Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.  We do not engage in derivative or other hedging transactions to manage our equity price risk.

Other than temporary impairments was $1,681 for the three months ended March 31, 2009.  No such impairments were required or recorded for the three months ended March 31, 2010.  We believe that our investment will continue to generate dividend income and, as the stock market recovers, we have begun to recognize gains on sale.  However, due to general economic and credit market uncertainties, it is difficult to project the stock market and our portfolio value.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of March 31, 2010, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

We are not party to, and none of our properties is subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

Not Applicable.

Item 6.

Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference:

Item No.

Description

3.1

Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2

Amended and Restated Bylaws of the Registrant effective April 23, 2010 (2)

4.1

Specimen Stock Certificate (3)

4.2

Dividend Reinvestment Plan of the Registrant (4)

4.3

Inland Real Estate Corporation 4.625% Convertible Senior Notes Due 2026 Indenture dated as of November 13, 2006, LaSalle Bank National Association as Trustee (5)

4.4

Registration Rights Agreement dated as of November 13, 2006 between Inland Real Estate Corporation and several initial purchasers, for whom Wachovia Capital Markets LLC is acting as representative (6)

10.1

Employment Agreement between Inland Real Estate Corporation and Mark Zalatoris, effective as of January 1, 2010 (7)

10.2

Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2010 (8)

10.3

Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2010 (9)

10.4

Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2010 (10)

10.5

Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2010 (11)

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

(2)

Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated April 23, 2010, as filed by the Registrant with the Securities and Exchange Commission on April 23, 2010 (file number 001-32185)

(3)

Incorporated by reference to Exhibit 4.2 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

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

(7)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 30, 2010, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2010 (file number 001-32185).

(8)

Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated April 30, 2010, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2010 (file number 001-32185).

(9)

Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated April 30, 2010, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2010 (file number 001-32185).

(10)

Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated April 30, 2010, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2010 (file number 001-32185).

(11)

Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated April 30, 2010, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2010 (file number 001-32185).

(*)

Filed as part of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris
President and Chief Executive Officer (principal
executive officer)
Date:	May 5, 2010

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	May 5, 2010

Exhibit Index

Item No.

Description

3.1

Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2

Amended and Restated Bylaws of the Registrant effective April 23, 2010 (2)

4.1

Specimen Stock Certificate (3)

4.2

Dividend Reinvestment Plan of the Registrant (4)

4.3

Inland Real Estate Corporation 4.625% Convertible Senior Notes Due 2026 Indenture dated as of November 13, 2006, LaSalle Bank National Association as Trustee (5)

4.4

Registration Rights Agreement dated as of November 13, 2006 between Inland Real Estate Corporation and several initial purchasers, for whom Wachovia Capital Markets LLC is acting as representative (6)

10.1

Employment Agreement between Inland Real Estate Corporation and Mark Zalatoris, effective as of January 1, 2010 (7)

10.2

Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2010 (8)

10.3

Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2010 (9)

10.4

Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2010 (10)

10.5

Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2010 (11)

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

(2)

Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated April 23, 2010, as filed by the Registrant with the Securities and Exchange Commission on April 23, 2010 (file number 001-32185)

(3)

Incorporated by reference to Exhibit 4.2 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

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

(7)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 30, 2010, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2010 (file number 001-32185).

(8)

Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated April 30, 2010, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2010 (file number 001-32185).

(9)

Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated April 30, 2010, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2010 (file number 001-32185).

(10)

Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated April 30, 2010, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2010 (file number 001-32185).

(11)

Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated April 30, 2010, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2010 (file number 001-32185).

(*)

Filed as part of this document.