Form 10-Q
period 2010-06-30
INLAND REAL ESTATE CORP
filed 2010-08-06
CIK 923284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 6, 2010, there were 85,586,138 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION

Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

(In thousands, except per share data)

	June 30, 2010 (unaudited)	December 31, 2009
Assets:
Investment properties:
Land	$339,533	333,433
Construction in progress	319	322
Building and improvements	948,652	921,461

	1,288,504	1,255,216
Less accumulated depreciation	325,523	308,785

Net investment properties	962,981	946,431

Cash and cash equivalents	5,620	6,719
Investment in securities	9,565	11,045
Accounts receivable, net	41,993	42,545
Investment in and advances to unconsolidated joint ventures	91,525	125,189
Acquired lease intangibles, net	17,295	14,438
Deferred costs, net	13,189	8,147
Other assets	12,123	10,914

Total assets	$1,154,291	1,165,428

Liabilities:
Accounts payable and accrued expenses	$34,306	29,461
Acquired below market lease intangibles, net	2,785	2,319
Distributions payable	4,063	4,017
Mortgages payable	316,759	384,468
Unsecured credit facilities	260,000	185,000
Convertible notes	124,490	123,789
Other liabilities	13,584	11,183

Total liabilities	755,987	740,237

Stockholders’ Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.01 par value, 500,000 Shares authorized; 85,525 and 84,560 Shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	855	846
Additional paid-in capital (net of offering costs of $64,745 and $64,472 at June 30, 2010 and December 31, 2009, respectively)	757,188	749,156
Accumulated distributions in excess of net income	(364,239)	(330,214)
Accumulated other comprehensive income	3,021	3,710

Total stockholders’ equity	396,825	423,498

Noncontrolling interest	1,479	1,693

Total equity	398,304	425,191

Total liabilities and equity	$1,154,291	1,165,428

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Operations and Other Comprehensive Income

For the three and six months ended June 30, 2010 and 2009 (unaudited)

(In thousands except per share data)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Revenues:
Rental income	$29,208	30,021	57,920	60,690
Tenant recoveries	9,598	8,896	22,457	22,580
Other property income	588	659	968	1,861
Fee income from unconsolidated joint ventures	876	694	1,507	1,836
Total revenues	40,270	40,270	82,852	86,967

Expenses:
Property operating expenses	6,178	6,536	16,430	15,560
Real estate tax expense	8,673	7,774	17,213	15,872
Depreciation and amortization	10,346	11,351	20,593	23,828
Provision for asset impairment	12,540	—	17,991	1,824
General and administrative expenses	3,597	3,171	6,827	6,450
Total expenses	41,334	28,832	79,054	63,534

Operating income (loss)	(1,064)	11,438	3,798	23,433

Other income	968	381	3,438	718
Gain on sale of investment properties	—	—	—	341
Gain on sale of joint venture interest	1,536	433	2,010	1,366
Gain on extinguishment of debt	—	2,443	—	6,049
Impairment of investment securities	—	(823)	—	(2,504)
Interest expense	(7,145)	(8,674)	(15,080)	(18,501)
Income (loss) before income tax benefit (expense) of taxable REIT subsidiary, equity in loss of unconsolidated joint ventures, discontinued operations and income attributable to noncontrolling interest	(5,705)	5,198	(5,834)	10,902

Income tax benefit (expense) of taxable REIT subsidiary	(655)	55	(621)	(402)
Equity in loss of unconsolidated joint ventures	(1,023)	(1,536)	(3,599)	(2,106)
Income (loss) from continuing operations	(7,383)	3,717	(10,054)	8,394
Income from discontinued operations	536	448	548	2,541
Net income (loss)	(6,847)	4,165	(9,506)	10,935

Less: Net income attributable to the noncontrolling interest	(89)	(78)	(162)	(175)
Net income (loss) available to common stockholders	(6,936)	4,087	(9,668)	10,760

Other comprehensive income (expense):
Unrealized gain (loss) on investment securities	(185)	3,092	793	885
Reversal of unrealized (gain) loss to realized (gain) loss on investment securities	(713)	823	(1,543)	2,504
Unrealized gain on derivative instruments	—	88	61	210

Comprehensive income (loss)	$(7,834)	8,090	(10,357)	14,359

Basic and diluted earnings available to common shares per weighted average common share:

Income (loss) from continuing operations	$(0.09)	0.05	(0.12)	0.12
Income from discontinued operations	0.01	—	0.01	0.03
Net income (loss) available to common stockholders per weighted average common share — basic and diluted	$(0.08)	0.05	(0.11)	0.15

Weighted average number of common shares outstanding — basic	85,419	78,427	85,383	72,536
Weighted average number of common shares outstanding — diluted	85,500	78,481	85,463	72,590

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Equity

For the six months ended June 30, 2010 (unaudited)

(Dollars in thousands, except per share data)

Six months ended June 30, 2010
Number of shares
Balance at beginning of period	84,560
Shares issued from DRP	150
Issuance of shares	815
Balance at end of period	85,525

Common Stock
Balance at beginning of period	$846
Proceeds from DRP	1
Issuance of shares	8
Balance at end of period	855

Additional Paid-in capital
Balance at beginning of period	749,156
Proceeds from DRP	1,311
Amortization of stock compensation	144
Amortization of debt issue costs	(11)
Issuance of shares	6,861
Offering costs	(273)
Balance at end of period	757,188

Accumulated distributions in excess of net income
Balance at beginning of period	(330,214)
Net loss available to common stockholders	(9,668)
Distributions declared	(24,357)
Balance at end of period	(364,239)

Accumulated other comprehensive income
Balance at beginning of period	3,710
Unrealized gain on investment securities	793
Reversal of unrealized gain to realized gain on investment securities	(1,543)
Unrealized gain on derivative instruments	61
Balance at end of period	3,021

Noncontrolling interest
Balance at beginning of period	1,693
Net income attributable to noncontrolling interest	162
Purchase of noncontrolling interest	(10)
Distributions to noncontrolling interest	(366)
Balance at end of period	1,479

Total equity	$398,304

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2010 and 2009 (unaudited)

(In thousands)

	Six months ended June 30,2010	Six months ended June 30, 2009
Cash flows from operating activities:
Net income (loss) available to common stockholders	$(9,668)	10,760
Adjustments to reconcile net income (loss) available to common stockholders to net cash provided by operating activities:
Provision for asset impairment	17,991	1,824
Depreciation and amortization	20,823	24,136
Amortization of deferred stock compensation	144	159
Amortization on acquired above/below market leases	67	(43)
Gain on sale of investment properties	(521)	(2,349)
Income from assumption of investment property	(890)	—
Gain on extinguishment of debt	—	(6,049)
Realized (gain) loss on investment securities, net	(1,681)	2,504
Noncontrolling interest	162	175
Equity in loss of unconsolidated ventures	3,599	2,106
Gain on sale of joint venture interest	(2,010)	(1,366)
Straight line rent	(472)	440
Amortization of loan fees	722	1,511
Amortization of convertible note discount	701	748
Distributions from unconsolidated joint ventures	628	42
Changes in assets and liabilities:
Restricted cash	71	754
Accounts receivable and other assets, net	1,654	3,642
Accounts payable and accrued expenses	2,468	613
Prepaid rents and other liabilities	(1,247)	(2,656)
Net cash provided by operating activities	32,541	36,951

Cash flows from investing activities:
Restricted cash	204	(109)
Proceeds from sale of interest in joint venture, net	13,270	19,724
Sale of investment securities, net	2,410	—
Purchase of investment properties	(28,796)	—
Additions to investment properties, net of accounts payable	(7,252)	(5,994)
Proceeds from sale of investment properties, net	805	7,712
Distributions from unconsolidated joint ventures	4,315	3,479
Investment in unconsolidated joint ventures	(2,787)	(3,086)
Mortgages receivable	—	(515)
Leasing fees	(1,370)	(1,011)
Net cash provided by (used in) investing activities	(19,201)	20,200

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2010 and 2009 (unaudited)

(In thousands)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash flows from financing activities:
Proceeds from the DRP	$1,312	4,966
Issuance of shares, net of offering costs	6,596	106,041
Purchase of noncontrolling interest, net	(10)	—
Loan proceeds	20,535	—
Payoff of debt	(88,244)	(63,875)
Proceeds from term loan	10,000	—
Net proceeds (repayments) under line of credit facility	65,000	(37,000)
Convertible notes	—	(26,517)
Loan fees	(4,951)	(237)
Other current liabilities	—	(967)
Distributions paid	(24,311)	(31,244)
Distributions to noncontrolling interest partners	(366)	(372)
Net cash used in financing activities	(14,439)	(49,205)

Net increase (decrease) in cash and cash equivalents	(1,099)	7,946

Cash and cash equivalents at beginning of period	6,719	5,180

Cash and cash equivalents at end of period	$5,620	13,126

Supplemental disclosure of cash flow information

Cash paid for interest, net of capitalized interest	$13,080	17,650

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2010 (unaudited)

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the “Company”) for the year ended December 31, 2009, which are included in the Company’s 2009 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

(1)           Organization and Basis of Accounting

Inland Real Estate Corporation (the “Company”), a Maryland corporation, was formed on May 12, 1994.  The Company is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly or through its unconsolidated entities) open-air neighborhood, community and power shopping centers and single tenant retail properties located primarily in what we believe is the demographically strong upper Midwest markets.

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

The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and consolidated joint ventures.  These entities are consolidated because the Company is the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) The power to direct the activities, when taken together, most significantly impact the VIE’s performance, and 2) The obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  The third parties’ interests in these consolidated entities are reflected as noncontrolling interest in the accompanying consolidated financial statements.  All inter-company balances and transactions have been eliminated in consolidation.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2010 (unaudited)

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

Recent Accounting Principles

Guidance issued in June 2009, amends previously issued guidance related to consolidation.  These changes eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity and require companies to more frequently reassess whether they must consolidate variable interest entities.  The changes also replace the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  Changes are effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The adoption of this new guidance did not have an impact on the Company’s consolidated financial statements as there are no changes to which entities are consolidated.

(2)           Investment Securities

At June 30, 2010 and December 31, 2009, investment in securities includes $8,565 and $10,045, respectively, of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value and $1,000 in each period of preferred securities not classified as available-for-sale securities and therefore, recorded at cost.  The Company determined that these securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  The Company has recorded a net unrealized gain of $3,021 and $3,771 on the accompanying consolidated balances sheets as of June 30, 2010 and December 31, 2009, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the six months ended June 30, 2010 resulted in a gain on sale of $1,681, which is included in other income in the accompanying consolidated statements of operations and other comprehensive income.  No such gains were recorded for the six months ended June 30, 2009.  Dividend income is recognized when received.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2010 (unaudited)

The Company evaluates its investments for impairment quarterly.  The Company’s policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary.  During the six months ended June 30, 2009, the Company recognized an impairment charge of $2,504, with respect to its investment in perpetual preferred and common securities in the accompanying consolidated financial statements.  Due to various factors, including the extent and duration during which the market price had been below cost, the Company concluded the decline in value was other than temporary.  No such losses were required or recorded for the six months ended June 30, 2010.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$725	(47)	64	—	789	(47)

Non-REIT Stock	$25	(31)	—	—	25	(31)

(3)           Unconsolidated Joint Ventures

Unconsolidated joint ventures are those where the Company is not the primary beneficiary of a variable interest entity.  The Company accounts for its interest in these ventures using the equity method of accounting.  The Company’s profit/loss allocation percentage and related investment in each joint venture is summarized in the following table.

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at June 30, 2010 (a)	Investment in and advances to unconsolidated joint ventures at June 30, 2010	Investment in and advances to unconsolidated joint ventures at December 31, 2009

IN Retail Fund LLC	50%	$44,627	48,779
NARE/Inland North Aurora I, II & III	45%	13,593	23,867
Oak Property and Casualty	33%	1,111	1,128
TMK/Inland Aurora Venture LLC	40%	5,101	5,589
PDG/Tuscany Village Venture LLC	15%	—	6,767
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC	85%	17,907	16,416
TDC Inland Lakemoor LLC	48%	—	2,851
IRC for INP Retail LP	55%	228	—
IRC/IREX Venture LLC	(b)	8,958	19,792

Investment in and advances to joint ventures		$91,525	125,189

(a)                                  The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(b)                                 The Company’s profit/loss allocation percentage varies based on the amount of interest it holds in the properties that are in the selling process.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2010 (unaudited)

The unconsolidated joint ventures had total outstanding debt in the amount of $444,256 (total debt, not the Company’s pro rata share) at June 30, 2010 that matures as follows:

Joint Venture Entity	2010 (a)	2011 (a)	2012	2013	2014	Thereafter	Total

IN Retail Fund LLC (b)	$—	55,690	47,300	34,171	102,936	22,000	262,097
NARE/Inland North Aurora I (c)	—	17,708	—	—	—	—	17,708
NARE/Inland North Aurora II	—	3,550	—	—	—	—	3,550
NARE/Inland North Aurora III	—	13,819	—	—	—	—	13,819
PDG/Tuscany Village Venture (d)	9,052	—	—	—	—	—	9,052
PTI Ft. Wayne LLC (e)	625	14,800	—	—	—	—	15,425
PTI Boise LLC (f)	—	—	2,700	—	—	—	2,700
PTI Westfield LLC (g)	7,500	—	—	—	—	—	7,500
TDC Inland Lakemoor LLC (h)	22,105	—	—	—	—	—	22,105
IRC/IREX Venture LLC	—	—	—	90,300	—	—	90,300

Total unconsolidated joint venture debt	$39,282	105,567	50,000	124,471	102,936	22,000	444,256

(a)          The joint ventures will soon be in discussions with various lenders to extend or restructure this joint venture debt although there is no assurance that we, or our joint venture partners, will be able to restructure this debt on terms and conditions we find acceptable, if at all.

(b)         The Company has guaranteed its pro rata share of one loan included in the 2014 column in the amount of approximately $9,700.

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

(e)          This loan matures in June 2011.  The Company has guaranteed approximately $7,700 of this outstanding loan.

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

The Company has guaranteed approximately $25,300 of unconsolidated joint venture debt as of June 30, 2010. These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  The Company would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents.  The Company is required to estimate the fair value of these guarantees and record a corresponding liability.  The Company has determined that the fair value of such guarantees are immaterial as of June 30, 2010 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

The Company’s proportionate share of the earnings or losses related to these ventures is reflected as equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income.  During the three and six months ended June 30, 2010, the Company earned $876 and $1,507, respectively in fee income from its unconsolidated joint ventures, as compared to $694 and $1,836 for the three and six months ended June 30, 2009, respectively.  This fee income fluctuated due in most part to acquisition fees related to sales on the properties sold through the Company’s joint venture with IREX.  Acquisition fees are earned on the IREX joint venture properties as the interests are sold to the investors.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2010 (unaudited)

When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at fair value.  During the six months ended June 30, 2010, a total impairment loss of $5,550, related to NARE/Inland North Aurora I, was recorded at the joint venture level.  The Company’s pro rata share of this loss, equal to $2,498, is included in equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, during the six months ended June 30, 2010, the Company determined that, based on the fair value of the related properties, portions of its investments in certain properties were unrecoverable and that the entire investment in PDG/Inland Tuscany Village Venture LLC and TDC Inland Lakemoor LLC were not recoverable.  Therefore, the following impairment losses were recorded to reflect the investments at fair value and are included in provision for asset impairment for the three and six months ended June 30, 2010 on the accompanying consolidated statements of operations and other comprehensive income.  No impairment adjustments were required or recorded during the three and six months ended June 30, 2009.

Joint Venture Entity	Three months ended June 30, 2010	Six months ended June 30, 2010

NARE/Inland North Aurora I	$3,933	3,933
NARE/Inland North Aurora II	1,500	1,500
NARE/Inland North Aurora III	2,584	2,584
PDG/Tuscany Village Venture LLC	1,356	6,807
TDC Inland Lakemoor LLC	3,167	3,167

	$12,540	17,991

During the six months ended June 30, 2010, the Company did not acquire any investment properties on behalf of its joint venture with IREX.  The joint venture is in various stages of selling properties acquired in 2008.  During the six months ended June 30, 2010, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  The Company and its joint venture partner have agreed to temporarily waive the management fees that may be charged on the Bank of America properties.  It is the Company’s intention that these fees will be reinstated gradually over the next two to three years.  Additionally, in conjunction with the sales, the Company recorded gains of approximately $1,536 and $2,010, for the three and six months ended June 30, 2010, respectively, as compared to $433 and $1,366 for the three and six months ended June 30, 2009.  These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

On June 7, 2010, the Company formed a new joint venture with PGGM, a leading Dutch pension fund administrator and asset manager.  This joint venture may acquire up to $270,000 of grocery-anchored and community retail centers in Midwestern U.S. markets.  Subsequent to the end of the quarter, PGGM contributed $20,000 of equity and the Company contributed four retail centers with an approximate gross equity value of $45,000 to the joint venture.  After the initial investment, the joint venture agreement provides that, subject to the conditions described in the governing joint venture documents being satisfied, the Company will contribute additional assets from its consolidated portfolio and PGGM will contribute additional equity to the venture as new acquisitions are identified.  Under the terms of the agreement, PGGM’s potential equity contribution to the venture may total up to $130,000.  The joint venture expects to acquire additional assets using leverage consistent with the Company’s existing business plan during the next two years.  PGGM will own a forty-five percent equity ownership interest and the Company will own a fifty-five percent interest in the venture.  The Company will be the managing partner of the venture and will earn fees for asset management, property management, leasing and other services provided to the venture.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2010 (unaudited)

Summarized financial information for the unconsolidated joint ventures is as follows:

Balance Sheet:	June 30, 2010	December 31, 2009

Assets:
Investment in real estate, net	$692,814	710,388
Other assets	61,644	62,647

Total assets	$754,458	773,035

Liabilities:
Mortgage payable	$444,256	448,216
Other liabilities	44,734	45,739

Total liabilities	488,990	493,955

Total equity	265,468	279,080

Total liabilities and equity	$754,458	773,035

Investment in and advances to unconsolidated joint ventures	$91,525	125,189

Statement of Operations:	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009

Total revenues	$15,478	16,982	34,149	35,662
Total expenses (a)	(19,201)	(20,632)	(45,133)	(41,113)

Loss from continuing operations	$(3,723)	(3,650)	(10,984)	(5,451)

Inland’s pro rata share of loss from continuing operations (b)	$(1,023)	(1,536)	(3,599)	(2,106)

(a)                                  Total expenses include impairment charges in the amount of $5,550 for the six months ended June 30, 2010.  No impairment charges were required or recorded during the six months ended June 30, 2009.

(b)                                 IRC’s pro rata share includes the amortization of certain basis differences and an elimination of IRC’s pro rata share of the management fee expense.

(4)          Fair Value Disclosures

In some instances, certain of the Company’s assets and liabilities are required to be measured or disclosed at fair value according to a fair value hierarchy pursuant to relevant accounting literature.  This hierarchy ranks the quality and reliability of the inputs used to determine fair values, which are then classified and disclosed in one of three categories.  The three levels of the fair value hierarchy are:

•                  Level 1 — quoted prices in active markets for identical assets or liabilities.

•                  Level 2 — quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable.

•                  Level 3 — model-derived valuations with unobservable inputs that are supported by little or no market activity

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their classifications within the fair value hierarchy levels.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2010 (unaudited)

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at June 30, 2010 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Description

Available for sale securities	$8,565	—
Investments in and advances to unconsolidated joint ventures
NARE/Inland North Aurora I	—	4,391
NARE/Inland North Aurora II	—	2,024
NARE/Inland North Aurora III	—	7,178

Total assets	$8,565	13,593

Variable rate debt	$—	291,803
Fixed rate debt	—	415,602

Total liabilities	$—	707,405

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders.

(5)           Transactions with Related Parties

The Company reimburses affiliates of The Inland Group, Inc. (“TIGI”) for various administrative services related to non-core business operations, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing.  These TIGI affiliates provide these services at cost.  In the event that a service provider has revenues for any particular fiscal year that exceed its expenses for that year, the service provider will rebate the excess on a pro rata basis based on the proportion of its revenues attributable to the Company.  Mr. Goodwin, one of the Company’s directors, is the controlling shareholder of TIGI.  The Company pays for the aforementioned services on an hourly basis at rates that it believes are below market rates for comparable services.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  The Company continues to purchase these services from TIGI and its affiliates and for the six months ended June 30, 2010 and 2009, these payments, totaled $749 and $582, respectively.  Additionally, the Company leases its corporate office space from an affiliate of TIGI.  Payments under this lease for the six months ended June 30, 2010 and 2009 were $205 during each period.  TIGI, through affiliates, beneficially owns approximately 12.8% of the Company’s outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with TIGI or its affiliates.

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an indirect wholly owned subsidiary of TIGI, to manage its investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $48 and $36 for these services during the six months ended June 30, 2010 and 2009, respectively.

In May 2005, the Company acquired a 1% interest in The Inland Real Estate Group of Companies, Inc. for a purchase price of $1.  The Inland Real Estate Group of Companies, Inc. provides assistance in the marketing of the Company’s investment properties and provides representation at various trade shows and conventions.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

On September 5, 2006, Inland Venture Corporation (“IVC”), a TRS previously formed by the Company, entered into a limited liability company agreement with IREX (the “September 5 Agreement”), a wholly-owned subsidiary of TIGI.  The resulting joint venture was formed to facilitate IVC’s participation in tax-deferred exchange transactions pursuant to Section 1031 of the Internal Revenue Code using properties made available to the joint venture by IVC.  The Company executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  IVC coordinated the joint venture’s acquisition, property management and leasing functions, and earned fees for services provided to the joint venture, including management and leasing fees, as well as acquisition fees, which were split equally between IVC and IREX.  This joint venture agreement expired during 2008, however, it continues to govern the properties that had already been acquired for this venture, but have not been completely sold.  The Company will continue to earn property management and leasing fees on all properties acquired for this venture, including after all interest have been sold to the investors.

The Company is a member of a limited liability company formed as an insurance association captive (the “Captive”), which is owned in equal proportions by the Company and three other related REITs sponsored by an affiliate of TIGI, Inland American Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland Diversified Real Estate Trust, Inc.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of TIGI.  The Captive was formed to initially insure/reimburse the members’ deductible obligations for the first $75 above the insured’s maintenance deductible of $10 of property insurance and $100 of general liability insurance.  The Company entered into the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a VIE and the Company is not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.

(6)                                 Discontinued Operations

During the six months ended June 30, 2010 and the year ended December 31, 2009, the Company sold a total of three investment properties.  Additionally, the Company sold a portion of two investment properties.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Wisner-Milwaukee Plaza	January 30, 2009	3,679	1,883	No
Western-Howard Plaza	February 10, 2009	1,709	117	No
Montgomery Plaza	April 8, 2009	193	—	No
Lake Park Plaza (partial)	April 30, 2009	1,618	8	No
Park Center Plaza (partial)	April 30, 2010	829	521	No

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of June 30, 2010, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at June 30, 2010 and December 31, 2009, the Company has recorded $260 and $244, respectively of assets related to discontinued operations, which are included in other assets on the accompanying consolidated balance sheets.  No liabilities were recorded related to discontinued operations on the accompanying consolidated balance sheets at June 30, 2010 and December 31, 2009.  Additionally, for the three and six months ended June 30, 2010, the Company has recorded income from discontinued operations of $536 and $548, respectively, including gains on sale of $521 for the three and six months ended June 30, 2010.  For the three and six months ended June 30, 2009, the Company recorded income from discontinued operations of $448 and $2,541, respectively, including gains on sale of $8 and $2,008, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

(7)                                 Operating Leases

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include an increase of $472 for the six months ended June 30, 2010, and a decrease of $440 for the six months ended June 30, 2009, respectively of rental income for the period of occupancy for which stepped rent increases apply and $16,964 and $16,492 in related accounts receivable as of June 30, 2010 and December 31, 2009, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

(8)              Income Taxes

The Company is qualified and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“the Code”), for federal income tax purposes commencing with the tax year ending December 31, 1995.  Since the Company qualifies for taxation as a REIT, the Company generally is not subject to federal income tax on taxable income that is distributed to stockholders.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments.  If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

We engage in certain activities through IVC and Inland Exchange Venture Corporation (“IEVC”), wholly-owned TRS entities.  These entities engage in activities that would otherwise not be permitted for a REIT.  The TRS entities are subject to federal and state income and franchise taxes from these activities.  IEVC was formed in 2009 and there is no activity from this TRS reflected in the accompanying consolidated financial statements.

The Company had no uncertain tax positions as of June 30, 2010.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of June 30, 2010. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three and six months ended June 30, 2010 and 2009, or in the consolidated balance sheets as of June 30, 2010 and December 31, 2009. As of June 30, 2010, returns for the calendar years 2006 through 2009 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

(9)                                 Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  Mortgage loans outstanding as of June 30, 2010 were $316,759 and had a weighted average interest rate of 4.81%.  Of this amount, $284,385 had fixed rates ranging from 4.11% to 7.65% and a weighted average fixed rate of 5.15% as of June 30, 2010.  The remaining $32,374 of mortgage debt represented variable rate loans with a weighted average interest rate of 1.78% as of June 30, 2010.  As of June 30, 2010, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through January 2018.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, based on debt outstanding at June 30, 2010 and weighted average interest rates for the debt maturing in each specified period.

	2010 (a)	2011 (a)	2012	2013	2014	Thereafter	Total
Maturing debt:
Fixed rate debt	$49,477	$100,912	$56,663	$1,032	$46,581	$29,720	284,385
Variable rate debt	23,474	—	2,700 (b)	—	6,200	—	32,374

Weighted average interest rate
Fixed rate debt	5.03%	4.59%	5.22%	—	5.18%	6.91%	5.15%
Variable rate debt	1.59%	—	6.00%	—	0.68%	—	1.78%

(a)          Approximately $141,959 of the Company’s mortgages payable mature prior to July 2011.  Subsequent to the end of the quarter, the Company addressed debt of approximately $37,000 by paying off the loans on nine properties. In conjunction with these payoffs, we obtained one new loan with a two year term encumbering seven properties.  The Company has been in discussions with its lenders and based on these discussions and non-binding term sheets reflecting these discussions, the Company believes it will be able to refinance the remaining secured debt maturing in 2010.  The Company expects the average rates on the new borrowings will be approximately 100 to 200 basis points above the average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance we will be able to complete these borrowings

(b)         The Company has guaranteed this mortgage and it would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document.

(10)                          Unsecured Credit Facilities

On June 24, 2010, the Company entered into an amended and restated term loan agreement and completed a fourth amendment to its line of credit facility together, the “Credit Agreements.”.  Under the term loan agreement, the Company borrowed, on an unsecured basis, $150,000.  The aggregate commitment of the Company’s line is $250,000, which includes a $100,000 accordion feature.  The access to the accordion feature is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.  In conjunction with this amendment, the Company paid approximately $4,400 in fees and costs.  As of June 30, 2010, the outstanding balance on the line of credit facility was $110,000.

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the credit agreements.  The obligations under the credit agreements are scheduled to mature on June 21, 2013.  Borrowings under the credit agreements bear interest at a variable rate equal to either 300 basis points over LIBOR, with a floor of 150 basis points, or 200 basis points over the alterate base rate. The weighted average interest rate on outstanding draws on the line of credit facility was 4.64% and 1.60%, respectively, as of June 30, 2010 and December 31, 2009.  The interest rate on the term loan was 4.50% and 2.25%, respectively, as of June 30, 2010 and December 31, 2009.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.

The Credit Agreements require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2010, the Company was in compliance with these covenants.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

(11)                                Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026, which included the exercise by the initial purchasers of their option to purchase an additional $10,000 to cover over-allotments.  As of June 30, 2010, the Company has repurchased, at a discount, a total of $55,000 in principal of its convertible senior notes.  A total of $125,000 in principal remains outstanding at June 30, 2010.

Interest on the notes is payable on May 15 and November 15 of each year.  The notes mature on November 15, 2026 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The earliest date holders of notes may require us to repurchase their notes in whole or in part is November 15, 2011.  Prior to November 21, 2011, the Company may not redeem the notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  However, on or after November 21, 2011, the Company may redeem the notes, in whole or in part, subject to the redemption terms in the note.  Following the occurrence of certain change in control transactions, the Company may be required to repurchase the notes in whole or in part for cash at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest.  At June 30, 2010, the Company has recorded $723 of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets at June 30, 2010.

Holders may convert their notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of June 30, 2010, for each $1 principal amount of notes was 48.2824 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

The Company has offered to exchange or purchase all of the outstanding notes, provided that the amount of cash to be used for this purpose will not exceed $15,000. If the tender / exchange is completed, any notes tendered above $15,000 will be exchanged for a new issuance of notes, which the Company expects will bear interest at rates slightly higher than the rate on the old notes and a conversion price significantly lower than the existing conversion price.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of convertible instruments.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance.  The Company has recorded $9,627 to additional paid in capital on the accompanying consolidated balance sheets, for each period, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The following table sets forth the debt and equity components included in the consolidated balance sheets at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009

Equity Component (a)	$9,598	9,609

Debt Component	$126,523	126,523
Unamortized Discount (b)	(2,033)	(2,734)

Net Carrying Value	$124,490	123,789

(a)          The equity component is net of equity issuance costs and accumulated amortization of $29 and $18 at June 30, 2010 and December 31, 2009, respectively.

(b)         The unamortized discount will be amortized into interest expense on a monthly basis through November 2011.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

Total interest expense related to the convertible notes for the three and six months ended June 30, 2010 and 2009 was calculated as follows:

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009

Interest expense at coupon rate	$1,445	1,619	2,891	3,487
Discount amortization	353	373	701	748

Total interest expense (a)	$1,798	1,992	3,592	4,235

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

As of June 30, 2010, 123 shares of common stock issued pursuant to employment agreements were outstanding, of which 62 have vested.  Additionally, the Company issued 54 shares pursuant to employment incentives of which 30 have vested and five have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of June 30, 2010 and December 31, 2009, options to purchase 71 and 73 shares of common stock, respectively at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  No options were exercised during the six months ended June 30, 2010, and the year ended December 31, 2009.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

In May 2009, the Company completed an equity offering of approximately 17,135 common shares at a price of $6.50 per share.  Net of underwriting fees, the offering provided net proceeds to the Company of approximately $106,400, excluding offering costs.

On November 10, 2009, the Company entered into a Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell shares of its common stock having an aggregate offering amount of up to $100 million from time to time through BMO, acting as sales agent.  Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions (if the Company and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  As of August 6, 2010, the Company issued approximately 891 shares of its common stock pursuant to the Sales Agency Agreement.  The Company received net proceeds of approximately $7,310 from the issuance of these shares and used the proceeds to repay draws on its line of credit.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)

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

The Company assesses and measures operating results on an individual property basis for each of its investment properties based on property net operating income.  Management internally evaluates the operating performance of the properties as a whole and does not differentiate properties by geography, size or type.  In accordance with existing guidance, each of the Company’s investment properties is considered a separate operating segment.  However, under the aggregation criteria of this guidance, the Company’s properties are considered one reportable segment.

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

(15)                          Subsequent Events

On July 1, 2010, the Company contributed four properties to its newly formed joint venture with PGGM.  The four properties had an approximate net equity value of $45,000, and PGGM contributed approximately $20,000 of equity capital to the joint venture.  The contributed properties included Mallard Crossing, located in EIK Grove Village, IL, Woodland Commons, located in Buffalo Grove, IL, Shannon Square Shoppes and Cub Foods both located in Arden Hills, MN.

On July 1, 2010, the Company assumed full ownership of Algonquin Commons, a property previously held through its joint venture with NSYTRS.

On July 8, 2010, the Company’s joint venture with IREX purchased Farnam Tech Center from an unaffiliated third party for approximately $18,000.  Simultaneously with the closing, the joint venture obtained secured financing on this property in the amount of $9,000. The Company funded the remaining purchase price on behalf of the joint venture, using cash from operations and a draw on its line of credit.  The property is located in Omaha, Nebraska and contains 118,000 square feet of leasable area.  The two, two-story office buildings are leased to TD Ameritrade and Prime Therapeutics.

On July 19, 2010, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on June 30, 2010.

On July 19, 2010, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on August 17, 2010 to the stockholders of record at the close of business on August 2, 2010.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  Similarly, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to our financial performance, investment strategy and portfolio, our ability to address debt maturities, our cash flows, our growth prospects, the value of our assets, our joint venture commitments and the amount and timing of anticipated future cash distributions are forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and investors should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 26, 2010.  These factors include, but are not limited to: market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including dislocations and liquidity disruptions in the credit markets; the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; competition for real estate assets and tenants; impairment charges; the availability of cash flow from operating activities for distributions and capital expenditures; our ability to refinance maturing debt or to obtain new financing on attractive terms; future increases in interest rates; actions or failures by our joint venture partners, including development partners; and other factors that could affect our ability to qualify as a real estate investment trust.  We intend that the forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

In this report, all references to “we,” “our” and “us” refer collectively to Inland Real Estate Corporation and its consolidated subsidiaries.   All amounts in this Form 10-Q are stated in thousands with the exception of per share amounts, per square foot amounts, number of properties, and number of leases.

Executive Summary

We are a self-managed, publically traded real estate investment trust (“REIT”) that owns and operates neighborhood, community, power and single tenant retail centers.   We are incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  Through a taxable REIT subsidiary (“TRS”), we also manage properties owned by ventures in which we are a partner.  As of June 30, 2010, we owned interests in 142 investment properties, including 19 owned through our unconsolidated joint ventures.  Our development joint venture properties are not included as investment properties until they reach what we believe is a stabilized occupancy rate.

We have qualified as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for federal income tax purposes commencing with the tax year ended December 31, 1995.  So long as we qualify for treatment as a REIT, we generally will not be subject to federal income tax to the extent we meet the requirements of the tests imposed by the Code.  If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal and state income taxes on our taxable income at regular corporate income tax rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income.

We engage in certain activities through Inland Venture Corporation (“IVC”) and Inland Exchange Venture Corporation (“IEVC”), wholly-owned TRS entities.  IEVC was formed in 2009 and there is no activity from this TRS reflected in the accompanying consolidated financial statements.  The TRS entities are subject to federal and state income and franchise taxes from these activities.

We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  We focus on acquiring “necessity based” retail centers which we believe will provide us with relatively stable earnings and potentially growth opportunities in the future.

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

In order to mitigate the decline in our revenues we will attempt to re-lease those spaces that are vacant, or may become vacant, at existing properties, at more favorable rental rates and generally will acquire additional investment properties, if circumstances allow.  During the six months ended June 30, 2010, we executed 24 new, 116 renewal and 29 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately 917,000 square feet on our consolidated portfolio.  The 24 new leases comprise approximately 148,000 square feet with an average rental rate of $11.66 per square foot, a 6.9% decrease over the average expiring rate.  The 116 renewal leases comprise approximately 525,000 square feet with an average rental rate of $13.22 per square foot, a 2.2% increase over the average expiring rate.  The 29 non-comparable leases comprise approximately 244,000 square feet with an average base rent of $9.38.  During the remainder of 2010, 79 leases will be expiring in our consolidated portfolio, which comprise approximately 272,000 square feet and account for approximately 2.8% of our annualized base rent.  The weighted average expiring rate on these leases is $12.54 per square foot.  We will attempt to renew or re-lease these spaces at more favorable rental rates to increase revenues and cash flow.  Occupancy at June 30, 2010 and 2009 for our consolidated and unconsolidated portfolio is summarized below:

Consolidated Occupancy	As of June 30, 2010	As of June 30, 2009

Leased Occupancy (a)	91.8%	92.4%
Financial Occupancy (b)	90.3%	91.2%
Same Store Financial Occupancy	90.4%	88.8%

Unconsolidated Occupancy	As of June 30, 2010	As of June 30, 2009

Leased Occupancy (a)	94.1%	94.5%
Financial Occupancy (b)	92.6%	94.0%

Total Occupancy	As of June 30, 2010	As of June30, 2009

Leased Occupancy (a)	92.4%	92.9%
Financial Occupancy (b)	90.9%	91.9%

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

Economic conditions affect the real estate industry in varying degrees.  Adverse changes in general and local economic conditions could result in the inability of certain tenants to fulfill their lease obligations and could also affect our ability to attract new tenants or release space at increasing rents.  Our investment properties are typically anchored by grocery, drug or discount stores, providing everyday goods and services to consumers, rather than those stores which sell discretionary items.

The current economic downturn is still having an impact on many retailers in our portfolio.  Certain national retail chains, which previously filed for bankruptcy, have had a negative impact on our portfolio.  Additionally smaller tenant bankruptcy filings have had a negative impact on our revenues as certain locations have closed.  Although showing some signs of improvement, the operating environment for retailers remains challenging.  We believe there may be additional tenant failures in the months to come.  Although requests by our tenants for rent relief have decreased significantly since the first half of 2009, we believe that there are still some retailers struggling.  Recent retail sales reports indicate that the unprecedented sales declines of the past eighteen months may have hit bottom.  Although these reports show encouraging signs of recovery, we believe it will take some time for sales to be restored to pre-recession levels.

The timeline for filling the vacancies created by tenant failures is longer because the supply of available space has increased and tenant demand has decreased.  We have been able to re-lease much of the space vacated by big-box tenants and are negotiating leases to fill more of these vacancies during 2010.  The new leases are generally at rates lower than the original leases, however, these tenants will reimburse us for operating expenses at each center.  The length of time that a space is vacant, the payment of operating expenses without tenant reimbursements and the reality of re-leasing at rates lower than the previous leases have a negative impact on our financial results.  Additionally, there are costs associated with leasing vacant spaces such as leasing commissions and tenant improvement allowances, which both have the affect of reducing our cash flow at the beginning of the new lease.

We continue to monitor potential credit issues of our tenants, and analyze the possible effects on our consolidated financial statements.  We have seen our outstanding receivables rise, which in some cases requires us to record an allowance based on the collectability of these outstanding amounts.  As of June 30, 2010 and December 31, 2009, we had recorded an allowance in the amount of approximately $3,400 and $4,100, respectively, during each period related to these uncollectible amounts which is included in accounts receivable on the accompanying consolidated balance sheets.

Our largest expenses relate to the operation of our properties as well as the interest expense on our mortgages payable and other debt obligations.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.  Pursuant to the lease agreements, most tenants of the property are required to reimburse us for some or all of the particular tenant’s pro rata share of the real estate taxes and operating expenses of the property.  In light of the current economic conditions, we have lowered our estimates of the amounts that will be recovered from our current tenants due to the stress they appear to be experiencing in their businesses and on their cash flows.  This loss in recovery income has had a negative affect on our consolidated financial statements.  To the extent that we ultimately decide to amend leases to reduce the tenant’s reimbursement obligations, our results of operations and financial condition may be further adversely affected.

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

Acquisition Strategies

We seek to selectively acquire well-located open air retail centers that meet our investment criteria.  We will, from time to time, acquire properties either without financing contingencies or by assuming existing debt to provide us with a competitive advantage over other potential purchasers requiring financing or financing contingencies.  Additionally, we concentrate our property acquisitions in areas where we have a large market concentration.  In doing this, we believe we are able to attract new retailers to the area and possibly lease several locations to them.  Additionally, we have been successful in leasing space to some existing tenants in our current investment properties.

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

Additionally, we have formed a joint venture to acquire properties that are ultimately sold through an offering of tenant-in-common (“TIC”) interests or Delaware Statutory Trusts (“DST”) in properties to investors.  We earn fees from the joint venture for providing property management, acquisition and leasing services.  We will continue to receive management and leasing fees for those properties under management, even after all of the TIC or DST interests have been sold.

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

Acquisitions and Dispositions

During the six months ended June 30, 2010, we were granted possession of a vacant building at our Orland Park Place Outlots investment property.  Previously, we had a ground lease with a restaurant operator.  Upon default by the tenant, we added this building to our portfolio, according to the lease terms, resulting in income of $890.

The table below presents investment property acquisitions during the six months ended June 30, 2010.  No acquisitions were completed during the year ended December 31, 2009.

Date	Property	City	State	GLA Sq.Ft.	Purchase Price	Financial Occupancy at time of Acquisition

06/23/10	The Point at Clark (a)	Chicago	IL	95,455	$28,816	100%

(a)                                  This property was acquired by us with the intention of contributing it to our new joint venture with PGGM, once we obtain secured financing.

The table below presents investment property dispositions during the six months ended June 30, 2010 and the year ended December 31, 2009.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain/Loss on Sale

04/30/10	Park Center Plaza (partial)	Tinley Park	IL	5,089	$845	$521
07/15/09	University of Phoenix (a)	Merrillville	IN	18,018	6,680	—
04/30/09	Lake Park Plaza (partial)	Michigan City	IN	114,557	1,706	8
04/08/09	Montgomery Plaza	Montgomery	IL	12,903	720	—
02/10/09	Western-Howard Plaza	Chicago	IL	11,974	1,845	117
01/30/09	Wisner-Milwaukee Plaza	Chicago	IL	14,426	4,000	1,883
01/21/09	Fox Run Square (a)(b)	Naperville	IL	143,512	26,710	341

				320,479	$42,506	$2,870

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

The table below presents development property dispositions during the year ended December 31, 2009.  No dispositions were completed during the six months ended June 30, 2010.

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

Consolidation/Equity Accounting Policies.  We consolidate the operations of a joint venture if we determine that we are the primary beneficiary of a variable interest entity.  The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) The power to direct the activities, when taken together, most significantly impact the VIE’s performance, and 2) The obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  There are significant judgments and estimates involved in determining the primary beneficiary of a variable interest entity or the determination of who has control and influence of the entity.  When we consolidate an entity, the assets, liabilities and results of operations of a variable interest entity are included in our consolidated financial statements.

In instances where we are not the primary beneficiary of a variable interest entity we use the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations is reflected as equity in earnings (loss) of unconsolidated joint ventures on our consolidated statements of operations and other comprehensive income.  Additionally, our net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at June 30, 2010 and December 31, 2009 were $5,620 and $6,719, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during the six months ended June 30, 2010 and 2009.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions could periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, we do not believe the risk is significant based on our review of the rating of the institutions where our cash is deposited.  In 2008, FDIC insurance coverage was increased to $250,000 per depositor at each insured bank.  This increase will be in place until December 13, 2013, at which time it will return to $100,000 per depositor, unless coverage is further extended.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP, our draws on our line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  As of June 30, 2010, we were in compliance with the covenants on our line.  We had up to $40,000 available under our $150,000 line of credit facility and an additional $100,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.  If necessary, such as for new acquisitions, we believe we can generate capital by entering into financing arrangements or joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating and interest expenses at our investment properties, for purchasing additional investment properties, joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

On November 10, 2009, we entered into a Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell up to $100 million of our common stock from time to time through BMO, acting as sales agent.  Offers and sales of shares of our common stock may be made in privately negotiated transactions (if we and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  As of August 6, 2010, we issued approximately 891 shares of our common stock pursuant to the Sales Agency Agreement.  We received net proceeds of approximately $7,310 from the issuance of these shares and used the proceeds to reduce the outstanding balance on our line of credit.

Certain joint venture commitments require us to invest cash in properties under development and in properties that do not necessarily meet our investment criteria but which are offered for syndication through our joint venture with IREX.  In certain cases, cash is invested for periods longer than expected.  For example, the syndication of the four buildings leased by Bank of America that are being marketed through the IREX joint venture in two separate offerings has taken longer than we anticipated.  As of June 30, 2010, we had approximately $8,958 invested in these properties.  As of June 30, 2010, we had received approximately $50,500 of our original $62,300 investment back in the Bank of America buildings.  The joint venture anticipates that sales of the Bank of America buildings will continue to close throughout 2010.  Additionally, we have delayed completion of our development projects from our original 2010 and 2011 completion dates to one to two years beyond that point due to challenging conditions.  Therefore, our investment of $36,601 in our development projects will be committed longer than originally anticipated.  During the year ended December 31, 2009, we invested approximately $19,000 of preferred equity in these ventures which was used to pay down the principal on the loans and negotiated dollar for dollar reductions of loan guarantees on certain projects.  As of June 30, 2010, we have guaranteed approximately $25,300 of current unconsolidated joint venture debt.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  There is no assurance that we will be able to recover the funds invested in these ventures or that we will earn a return on these invested funds.

We invest in marketable securities of other entities, including REITs.  These investments in securities totaled $8,565 at June 30, 2010, and consisted of preferred and common stock investments.  At June 30, 2010, we had recorded a net unrealized gain of $3,021 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the six months ended June 30, 2010, we realized gains on sale of $1,681.  No such gains were recorded during the six months ended June 30, 2009.  Additionally, during the six months ended June 30, 2009, we realized a non-cash impairment loss of $2,504, related to a decline in value of certain investment securities which were determined to be other than temporary.  No such losses were required or recorded in the accompanying consolidated financial statements for the six months ended June 30, 2010.

As of June 30, 2010, we owned interests in 142 investment properties, including those owned through our unconsolidated joint ventures.  In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements and current distributions.  Monthly debt service requirements are primarily interest only as only nine of our secured mortgages require monthly principal amortization.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, based on debt outstanding at June 30, 2010:

	2010	2011	2012	2013 (a)	2014	Thereafter	Total
Maturing debt:
Fixed rate debt	$49,477	225,912	56,663	1,032	46,581	29,720	409,385
Variable rate debt	23,474	—	2,700	260,000	6,200	—	292,374

Weighted average interest rate
Fixed rate debt	5.03%	4.61%	5.22%	—	5.18%	6.91%	4.99%
Variable rate debt	1.59%	—	6.00%	4.56%	0.68%	—	4.25%

(a)          Included in the debt maturing during 2013 are our unsecured credit facilities, totaling $260,000.  We pay interest only during the term of these facilities at a variable rate equal to either 300 basis points over LIBOR or 200 basis points over the Alternate Base Rate, in effect at the time of the borrowing.  As of June 30, 2010, the weighted average interest rate on outstanding draws on the line of credit facility was 4.64%, and the interest rate on the term loan was 4.50%.  These credit facilities require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2010, we were in compliance with these covenants.

Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $125,000.  The consolidated balance sheets are presented net of a fair value adjustment of $510.  We have offered to exchange or purchase all of the outstanding notes, provided that the amount of cash to be used for this purpose will not exceed $15,000.  If the tender \ exchange is completed, any notes tendered above $15,000 will be exchanged for a new issuance of notes, which we expect will bear interest at rates slightly higher than the rate on the old notes and a conversion price significantly lower than the existing conversion price.

Our mortgages payable are secured by certain of our investment properties.  Mortgage loans outstanding as of June 30, 2010 were $316,759 and had a weighted average interest rate of 4.81%.  Of this amount, $284,385 had fixed rates ranging from 4.11% to 7.65% and a weighted average fixed rate of 5.15% as of June 30, 2010.  The remaining $32,374 of mortgage debt represented variable rate loans with a weighted average interest rate of 1.78% as of June 30, 2010.  Additionally, we had $385,000 of unsecured debt outstanding, comprised of our term loan, line of credit facility and the face value of our convertible notes with a weighted average interest rate of 4.58%.

As of June 30, 2010, approximately $72,500 of indebtedness secured by our investment properties matures prior to year end.  Subsequent to the end of the quarter, we addressed debt of approximately $37,000 by paying off the loans on nine properties.  In conjunction with these payoffs, we obtaned one new loan with a two year term encumbering seven properties.  We have been in discussions with our lenders and based on these discussions and non-binding term sheets reflecting these discussions, we believe we will be able to refinance the remaining secured debt maturing in 2010.  We expect the average rates on the new borrowings will be approximately 100 to 200 basis points above average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance we will be able to complete these borrowings.

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2010 and 2009:

	2010	2009

Net cash provided by operating activities	$32,541	36,951

Net cash provided by (used in) investing activities	$(19,201)	20,200

Net cash used in financing activities	$(14,439)	(49,205)

2010 Compared to 2009

Net cash provided by operating activities was $32,541 for the six months ended June 30, 2010, as compared to $36,951 for the six months ended June 30, 2009.  The decrease in cash provided by operating activities is due primarily to decreased cash from property operations.  See our discussion of results of operations for an explanation of the decreases related to property operations.

Net cash used in investing activities was $19,201 for the six months ended June 30, 2010, as compared to net cash provided by investing activities of $20,200 during the six months ended June 30, 2009.  The primary reason for the increase in cash used in investing activities was the use of $28,796 to purchase an investment property and $7,252 in additions to investment properties during the six months ended June 30, 2010, as compared to no investment property acquisitions and $5,994 in additions to investment properties during the six months ended June 30, 2009.  Additionally, we received $6,454 less in proceeds from the sale of joint venture interests and $6,907 less from the sale of investment properties during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.  Partially offsetting this increase in cash used in investing activities is cash received of $2,410 from the sale of investment securities during the six months ended June 30, 2010, compared to no such proceeds during the six months ended June 30, 2009.

Net cash used in financing activities was $14,439 for the six months ended June 30, 2010, as compared to $49,205 for the six months ended June 30, 2009.  The primary reason for the decrease in cash used in financing activities was the use of $26,517 to repurchase certain of our convertible notes during the six months ended June 30, 2009, as compared to no repurchases of our convertible notes during the six months ended June 30, 2010.  During the six months ended June 30, 2009, we used $100,875 to repay certain mortgages payable and to repay draws on our line of credit as compared to receiving $7,291 in proceeds from our line of credit, term loan and mortgage loan proceeds, partially offset by repayments of certain mortgages payable.  Additionally, we paid $24,311 in distributions, partially offset by proceeds from the DRP of $1,312 during the six months ended June 30, 2010, as compared to distribution payments of $31,244, partially offset by DRP proceeds of $4,966 during the six months ended June 30, 2009.  The decrease in distributions paid and DRP proceeds is a result of a lower rate on distributions paid and fewer participants in our DRP program.  Partially offsetting this decrease in cash used in financing activities was the issuance of shares, net of offering costs of $6,596 for the six months ended June 30, 2010, as compared to $106,041 for the six months ended June 30, 2009.

Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2010 and 2009, respectively.  At June 30, 2010, we had ownership interests in 30 single-user retail properties, 61 Neighborhood Centers, 21 Community Centers, 29 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the same three and six month periods during each year.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and we are able to determine the effects of our new acquisitions on net income.  Net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.

A total of 122 of our investment properties satisfied these criteria during the periods presented and are referred to herein as “same store” properties.  These properties comprise approximately 10.4 million square feet.  One investment property, which was acquired during the three months ended June 30, 2010, is presented as “other investment properties” in the table below.  The activity for “other investment properties” is also comprised of activity from properties owned through our joint venture with IREX while they were consolidated.  Operations from properties acquired through this joint venture are recorded as consolidated income until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations and other comprehensive income.  The “same store” investment properties represent 99% of the square footage of our consolidated portfolio at June 30, 2010.  The following table presents the operating results, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three and six months ended June 30, 2010 and 2009 along with reconciliation to net income (loss) available to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Rental income and tenant recoveries:
“Same store” investment properties, 122 properties
Rental income	$28,755	30,274	57,440	61,028
Tenant recovery income	9,571	8,895	22,430	22,504
Other property income	588	659	968	1,861
“Other investment properties”
Rental income	54	—	54	60
Tenant recovery income	27	1	27	76
Other property income	—	—	—	—
Total rental and additional rental income	$38,995	39,829	80,919	85,529

Property operating expenses:
“Same store” investment properties, 122 properties
Property operating expenses	$4,542	4,681	12,715	12,934
Real estate tax expense	8,646	7,774	17,186	15,872
“Other investment properties”
Property operating expenses	1	4	1	20
Real estate tax expense	27	—	27	—
Total property operating expenses	$13,216	12,459	29,929	28,826

Property net operating income
“Same store” investment properties	$25,726	27,373	50,937	56,587
“Other investment properties”	53	(3)	53	116
Total property net operating income	$25,779	27,370	50,990	56,703

Other income:
Straight-line rent	422	(272)	472	(440)
Amortization of lease intangibles	(23)	19	(46)	42
Other income	968	381	3,438	718
Fee income from unconsolidated joint ventures	876	694	1,507	1,836
Gain on sale of investment properties	—	—	—	341
Gain on sale of joint venture interest	1,536	433	2,010	1,366
Gain on extinguishment of debt	—	2,443	—	6,049

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiary	(655)	55	(621)	(402)
Bad debt expense	(1,635)	(1,851)	(3,714)	(2,606)
Depreciation and amortization	(10,346)	(11,351)	(20,593)	(23,828)
General and administrative expenses	(3,597)	(3,171)	(6,827)	(6,450)
Interest expense	(7,145)	(8,674)	(15,080)	(18,501)
Impairment of investment securities	—	(823)	—	(2,504)
Provision for asset impairment	(12,540)	—	(17,991)	(1,824)
Equity in loss of unconsolidated ventures	(1,023)	(1,536)	(3,599)	(2,106)

Income (loss) from continuing operations	(7,383)	3,717	(10,054)	8,394
Income from discontinued operations	536	448	548	2,541
Net income (loss)	(6,847)	4,165	(9,506)	10,935

Less: Net income attributable to the noncontrolling interest	(89)	(78)	(162)	(175)

Net income (loss) available to common stockholders	$(6,936)	4,087	(9,668)	10,760

On a “same store” basis, (comparing the results of operations of the investment properties owned during the three and six months ended June 30, 2010 with the results of the same investment properties during the three and six months ended June 30, 2009), property net operating income decreased $1,647 with total rental and additional rental income decreasing $914 and total property operating expenses increasing $733 for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.  Property net operating income decreased $5,650 with total rental and additional rental income decreasing $4,555 and total property operating expenses increasing $1,095 for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.

Net income (loss) available to common stockholders decreased $11,023 and $20,428 for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009.

Rental income decreased $1,519 and $3,588, on a “same store” basis, for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively, primarily due to early termination of certain leases and tenant failures, longer abatement periods on new leases, certain tenant bankruptcies and rent relief granted during 2009, which results in lower future rental income.

Tenant recovery income increased $676 and decreased $74, on a “same store” basis, for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively.  The increase during the three month period is a factor of increased real estate tax expense during the same period.  There was also an increase in tenant recoveries during the six months ended June 30, 2010 for the same reason.  However, this increase was offset by adjustments to decrease our recovery income estimates during the three months ended June 30, 2009 due to decreased occupancy and certain tenant bankruptcies.

Other property income decreased $71 and $893, on a “same store” basis, for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively.  This decrease is due in most part to a decrease in lease termination fees and a decrease in late charges due from our tenants.

Real estate tax expense increased $872 and $1,314, on a “same store” basis, for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively.  During the three and six months ended June 30, 2009, we adjusted our prior year expense estimates down based on actual tax bills received by the various taxing authorities.  A majority of our tax bills are due in arrears, and accordingly the adjustment revised our prior year estimate as well as adjusting our expectations for the current year.  The tax bills were lower than our original estimate due to success in negotiating reduced valuations on certain properties.  A similar adjustment was not necessary during the three and six months ended June 30, 2010 as our estimates were consistent with the actual tax bills received.

Other income increased $587 and $2,720 for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively.  The increase during the three and six months is due to gains on sale related to securities sold during these periods.  Additionally, during the six months ended June 30, 2010, we were granted possession of a vacant building at our Orland Park Place Outlots investment property.  Previously, we had a ground lease with a restaurant operator.  Upon default by the tenant, we added this building to our portfolio, according to the lease terms, resulting in income of $890.

Gain on sale of joint venture interest increased $1,103 and $644 for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively.   This is due to increased gains on sale in connection with sales of interests in properties through our joint venture with IREX.

Gain on extinguishment of debt for the three and six months ended June 30, 2009 was $2,443 and $6,049, respectively.  We did not record any such gain during the three and six months ended June 30, 2010.  The gains in 2009 related to the repurchase of convertible notes at a discount to the contract amount.

Bad debt expense decreased $216 and increased $1,108 for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively.  We believe the change in bad debt expense during each period is a result of the current economic challenges facing our tenants.  We periodically review the collectability of outstanding receivables.  Allowances are taken for those balances that we have reason to believe may be uncollectable, including any amounts relating to straight-line rent receivables.  Amounts deemed to be uncollectable are written off.

Depreciation and amortization decreased $1,005 and $3,235 for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively, due in most part to the write off of tenant improvement assets, as a result of early lease terminations, tenant failures and increased vacancies during the three and six months ended June 30, 2009.

Interest expense decreased $1,529 and $3,421 for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively.  The decrease is primarily due to a decrease in interest of approximately $1,000 and $1,900 for the three and six months ended June 30, 2010, on our mortgages payable due to lower outstanding balances.  Additionally, interest expense on our convertible notes decreased approximately $200 and $600 for the three and six months ended June 30, 2010, due to repurchases of notes during 2009.

Impairment of investment securities for the three and six months ended June 30, 2009 was $823 and $2,504, respectively, due to recording non-cash charges related to declines in value of certain investment securities which were determined to be other than temporary.  We did not record any such impairment during the three and six months ended June 30, 2010.

During the three and six months ended June 30, 2010, we recorded a provision for asset impairment of $12,540 and $17,991, respectively, related to five development joint venture projects, to reflect the investments at fair value.  During the six months ended June 30, 2009, we recorded a provision for asset impairment of $1,824 related to one investment property and a portion of another.  Both properties were sold at prices below our current carrying value and required adjustments.

Equity in loss of unconsolidated joint ventures increased $513 and decreased $1,493 for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively.  The increase for the three months is primarily due to lower bad debt expense and amortization expense during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.  The decrease for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009  was primarily due to impairment charges recorded related to a development joint venture property.  The total impairment loss recorded was $5,550 at the joint venture level.  Our pro rata share of this loss, equal to $2,498, is included in this item on the accompanying consolidated statements of operations and other comprehensive income.

Captive Insurance

We are a member of a limited liability company formed as an insurance association captive (the “Captive”), which is owned in equal proportions with three other REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland Diversified Real Estate Trust, Inc. and us.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  The Captive was formed to initially insure/reimburse the members’ deductible obligations for the first $75 above the insured’s maintenance deductible of $10 of property insurance and $100 of general liability insurance.  We entered into the Captive to stabilize our insurance costs, manage our exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a variable interest entity (“VIE”) and we are not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.  We were not required to make additional capital contributions to this entity during the six months ended June 30, 2010 and the year ended December 31, 2009.

Joint Ventures

Consolidated joint ventures are those where we are the primary beneficiary of a variable interest entity.  The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) The power to direct the activities, when taken together, most significantly impact the VIE’s performance, and 2) The obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  The third parties’ interests in these consolidated entities are reflected as noncontrolling interest in the accompanying consolidated financial statements.  All inter-company balances and transactions have been eliminated in consolidation.

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Unconsolidated joint ventures are those where we are not the primary beneficiary of a VIE.  We account for our interest in these ventures using the equity method of accounting.  Our profit/loss allocation percentage and related investment in each joint venture is summarized in the following table.

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at June 30, 2010 (a)	Investment in and advances to unconsolidated joint ventures at June 30, 2010	Investment in and advances to unconsolidated joint ventures at December 31, 2009

IN Retail Fund LLC	50%	$44,627	48,779
NARE/Inland North Aurora I, II & III	45%	13,593	23,867
Oak Property and Casualty	33%	1,111	1,128
TMK/Inland Aurora Venture LLC	40%	5,101	5,589
PDG/Tuscany Village Venture LLC	15%	—	6,767
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC	85%	17,907	16,416
TDC Inland Lakemoor LLC	48%	—	2,851
IRC for INP Retail LP	55%	228	—
IRC/IREX Venture LLC	(b)	8,958	19,792

Investment in and advances to joint ventures		$91,525	125,189

(a)                                  The profit/loss allocation percentage is allocated after the calculation of our preferred return.

(b)                                 Our profit/loss allocation percentage varies based on the amount of interest we hold in the properties that are in the selling process.

The unconsolidated joint ventures had total outstanding debt in the amount of $444,256 (total debt, not the Company’s pro rata share) at June 30, 2010 that matures as follows:

Joint Venture Entity	2010 (a)	2011 (a)	2012	2013	2014	Thereafter	Total

IN Retail Fund LLC (b)	$—	55,690	47,300	34,171	102,936	22,000	262,097
NARE/Inland North Aurora I (c)	—	17,708	—	—	—	—	17,708
NARE/Inland North Aurora II	—	3,550	—	—	—	—	3,550
NARE/Inland North Aurora III	—	13,819	—	—	—	—	13,819
PDG/Tuscany Village Venture (d)	9,052	—	—	—	—	—	9,052
PTI Ft. Wayne LLC (e)	625	14,800	—	—	—	—	15,425
PTI Boise LLC (f)	—	—	2,700	—	—	—	2,700
PTI Westfield LLC (g)	7,500	—	—	—	—	—	7,500
TDC Inland Lakemoor LLC (h)	22,105	—	—	—	—	—	22,105
IRC/IREX Venture LLC	—	—	—	90,300	—	—	90,300

Total unconsolidated joint venture debt	$39,282	105,567	50,000	124,471	102,936	22,000	444,256

(a)

The joint ventures will soon be in discussions with various lenders to extend or restructure this joint venture debt although there is no assurance that we, or our joint venture partners, will be able to restructure this debt on terms and conditions we find acceptable, if at all.

(b)	We have guaranteed our pro rata share of one loan included in the 2014 column in the amount of approximately $9,700.
(c)	We have guaranteed approximately $1,100 of the 2011 maturity.
(d)

This loan matured in September 2009. We are not a party to this loan agreement and therefore have not guaranteed any portion of this loan. The joint venture is engaged in discussions with the lender to extend this debt. The lender has not taken any negative actions with regards to this matured loan.

(e)	This loan matures in June 2011. We have guaranteed approximately $7,700 of this outstanding loan.
(f)	This loan matures in October 2012. In September 2009, we purchased the mortgage from the lender at a discount and became a lender to the joint venture.
(g)	This loan matures in December 2010. We have guaranteed approximately $1,400 of this outstanding loan.
(h)	This loan matures in August 2010. We have guaranteed approximately $5,400 of this outstanding loan.

We have guaranteed approximately $25,300 of unconsolidated joint venture debt as of June 30, 2010.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  We would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents, unless the default is otherwise waived.  We are required to estimate the fair value of these guarantees and record a corresponding liability.  We have determined that the fair value of such guarantees are immaterial as of June 30, 2010 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

Our proportionate share of the earnings or losses from these ventures is reflected as equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, we earn fees for providing property management, leasing and acquisition activities to these ventures.  We recognize fee income equal to our joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income.  During the three and six months ended June 30, 2010, we earned $876 and $1,507 in fee income from our unconsolidated joint ventures, as compared to $694 and $1,836 for the three and six months ended June 30, 2009.  This fee income fluctuated due in most part to acquisition fees related to sales on properties sold through our joint venture with IREX.  Acquisition fees are earned on the IREX joint venture properties as the interests are sold to the investors.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

When circumstances indicate there may have been a loss in value of an equity method investment, we evaluate the investment for impairment by estimating our ability to recover our investments from future expected cash flows. If we determine the loss in value is other than temporary, we will recognize an impairment charge to reflect the investment at fair value.  During the six months ended June 30, 2010, a total impairment loss of $5,550, related to NARE/Inland North Aurora I, was recorded at the joint venture level.  Our pro rata share of this loss, equal to $2,498, is included in equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, during the six months ended June 30, 2010, we determined that, based on the fair value of the related properties, portions of our investments in certain properties were unrecoverable and that the entire investment in the PDG/Inland Tuscany Village Venture LLC and TDC Inland Lakemoor LLC were not recoverable.  Therefore, the following impairment losses were recorded to reflect the investments at fair value and are included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.

Joint Venture Entity	Three months ended June 30, 2010	Six months ended June 30, 2010

NARE/Inland North Aurora I	$3,933	3,933
NARE/Inland North Aurora II	1,500	1,500
NARE/Inland North Aurora III	2,584	2,584
PDG/Tuscany Village Venture LLC	1,356	6,807
TDC Inland Lakemoor LLC	3,167	3,167

	$12,540	17,991

During the six months ended June 30, 2010, we did not acquire any investment properties on behalf of our joint venture with IREX.  The joint venture is in various stages of selling properties acquired in 2008.  During the six months ended June 30, 2010, we earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  We, and our joint venture partner, agreed to temporarily waive the management fees that may be charged on the Bank of America properties.  We intend to reinstate these fees gradually over the next two to three years.  Additionally, in conjunction with the sales, we recorded gains of approximately $1,536 and $2,010, for the three and six months ended June 30, 2010, respectively, as compared to $433 and $1,366 for the three and six months ended June 30, 2009.  These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

On June 7, 2010, we formed a new joint venture with PGGM, a leading Dutch pension fund administrator and asset manager.  This joint venture may acquire up to $270,000 of grocery-anchored and community retail centers in Midwestern U.S. markets.  Subsequent to the end of the quarter, PGGM contributed $20,000 of equity and we contributed four retail centers with an approximate gross equity value of $45,000 to the joint venture.  After the initial investment, the joint venture agreement provides that, subject to the conditions described in the governing joint venture documents being satisfied, we will contribute additional assets from our consolidated portfolio and PGGM will contribute additional equity to the venture as new acquisitions are identified.  Under the terms of the agreement, PGGM’s potential equity contribution to the venture may total up to $130,000.  The joint venture expects to acquire additional assets using leverage consistent with our existing business plan during the next two years.  PGGM will own a forty-five percent equity ownership interest and we will own a fifty-five percent interest in the venture.  We will be the managing partner of the venture and will earn fees for asset management, property management, leasing and other services provided to the venture.

Development Joint Ventures

Our development joint ventures with five independent partners are designed to take advantage of what we believe are the unique strengths of each development team, while potentially diversifying our risk.  Our development partners have historically identified opportunities, assembled and completed the entitlement process for the land, and gauged national “big box” retailer interest in the location before bringing the project to us for consideration.  We typically contribute financing, leasing, and property management expertise to enhance the productivity of the new developments and are typically entitled to earn a preferred return on our portion of invested capital.

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

The remaining development properties are categorized as land held for future development.  These include North Aurora Phase I, II and III in North Aurora, Illinois, Shops at Lakemoor in Lakemoor, Illinois, Lantern Commons in Westfield, Indiana, and Tuscany Village in Paradise, Florida.  We will deploy capital for construction to land held for development only when we have signed commitments from retailers.

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

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009

Net income (loss) available to common stockholders	$(6,936)	4,087	(9,668)	10,760
Gain on sale of investment properties	(521)	(8)	(521)	(2,349)
Equity in depreciation and amortization of unconsolidated joint ventures	3,339	4,602	6,939	8,507
Amortization on in-place lease intangibles	568	989	1,134	1,665
Amortization on leasing commissions	252	299	526	828
Depreciation, net of noncontrolling interest	9,438	9,991	18,758	21,247

Funds From Operations	$6,140	19,960	17,168	40,658

Net income (loss) available to common stockholders per weighted average common share — basic and diluted	$(0.08)	0.05	(0.11)	0.15

Funds From Operations, per weighted average common share — basic and diluted	$0.07	0.25	0.20	0.56

Weighted average number of common shares outstanding, basic	85,419	78,427	85,383	72,536

Weighted average number of common shares outstanding, diluted	85,500	78,481	85,463	72,590

Distributions declared	$12,184	13,472	24,357	29,815
Distributions per common share	$0.14	0.17	0.29	0.41

Items impacting FFO:

Gain on extinguishment of debt	—	(2,443)	—	(6,049)
Provision for asset impairment	12,540	—	17,991	1,824
Impairment of investment securities	—	823	—	2,504
Provision for asset impairment included in equity in loss of unconsolidated joint ventures	—	—	2,498	—
Provision for income taxes:
Tax expense related to current impairment charges, net of valuation allowance	—	—	147	—

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

	Three months ended June 30, 2010		Three months ended June 30, 2009		Six months ended June 30, 2010		Six months ended June 30, 2009

Income (loss) from continuing operations	$(7,383)		3,717		(10,054)		8,394
Gain on sale of property	—		—		—		(341)
Net income attributable to noncontrolling interest	(89)		(78)		(162)		(175)
Income from discontinued operations, excluding gains	15		440		27		533
Income tax (benefit) expense of taxable REIT subsidiary	655		(55)		621		402
Interest expense	7,145		8,674		15,080		18,501
Interest expense associated with discontinued operations	—		6		4		12
Interest expense associated with unconsolidated joint ventures	2,678		2,837		5,584		5,864
Depreciation and amortization	10,346		11,351		20,593		23,828
Depreciation and amortization associated with discontinued operations	4		19		8		91
Depreciation and amortization associated with unconsolidated joint ventures	3,339		4,602		6,939		8,507

EBITDA	$16,710		31,513		38,640		65,616

Total Interest Expense	$9,823		11,517		20,668		24,377

EBITDA: Interest Expense Coverage Ratio	$1.7	x	2.7	x	1.9	x	2.7	x

Items impacting EBITDA

Gain on extinguishment of debt	—		(2,443)		—		(6,049)
Provision for asset impairment	12,540		—		17,991		1,824
Impairment of investment securities	—		823		—		2,504
Provision for asset impairment included in equity in loss of unconsolidated joint ventures	—		—		2,498		—

Subsequent Events

On July 1, 2010, we contributed four properties to our newly formed joint venture with PGGM.  The four properties had an approximate net equity value of $45,000, and PGGM contributed approximately $20,000 of equity capital to the joint venture.  The contributed properties included Mallard Crossing, located in EIK Grove Village, IL, Woodland Commons, located in Buffalo Grove, IL, Shannon Square Shoppes and Cub Foods both located in Arden Hills, MN.

On July 1, 2010, we assumed full ownership of Algonquin Commons, a property previously held through our joint venture with NSYTRS.

On July 8, 2010, our joint venture with IREX purchased Farnam Tech Center from an unaffiliated third party for approximately $18,000. Simultaneously with the closing, the joint venture obtained secured financing on this property in the amount of $9,000.  We funded the remaining purchase price on behalf of the joint venture, using cash from operations and a draw on our line of credit.  The property is located in Omaha, Nebraska and contains 118,000 square feet of leasable area.  The two, two-story office buildings are leased to TD Ameritrade and Prime Therapeutics.

On July 19, 2010, we paid a cash distribution of $0.0475 per share on the outstanding shares of our common stock to stockholders of record at the close of business on June 30, 2010.

On July 19, 2010, we announced that we had declared a cash distribution of $0.0475 per share on the outstanding shares of our common stock.  This distribution is payable on August 17, 2010 to the stockholders of record at the close of business on August 2, 2010.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2010 we had no derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will generally only enter into derivative transactions that satisfy the aforementioned criteria.

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

	2010 (a)	2011 (a) (b)	2012	2013 (c)	2014	Thereafter	Total	Fair Value (e)

Fixed rate debt	$49,477	225,912	56,663	1,032	46,581	29,720	409,385	415,602
Weighted average interest rate	5.03%	4.61%	5.22%	—	5.18%	6.91%	4.99%	—

Variable rate debt	$23,474	—	2,700 (d)	260,000	6,200	—	292,374	291,803
Weighted average interest rate	1.59%	—	6.00%	4.56%	0.68%	—	4.25%	—

(a)          Approximately $141,959 of our mortgages payable mature prior to July 2011.  Subsequent to the end of the quarter, we addressed debt of approximately $37,000 by paying off the loans on nine properties.  In conjunction with these payoffs, we obtained one new loan with a two year term encumbering seven properties.  We have been in discussions with our lenders and based on these discussions and non-binding term sheets reflecting these discussions, we believe we will be able to refinance the remaining secured debt maturing in 2010.  We expect the average rates on the new borrowings will be approximately 100 to 200 basis points above the average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance we will be able to complete these borrowings

(b)         Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $125,000.  The consolidated balance sheets are presented net of a fair value adjustment of $510.

(c)          Included in the debt maturing during 2013 are our unsecured credit facilities, totaling $260,000.  We pay interest only during the term of these facilities at a variable rate equal to either 300 basis points over LIBOR or 200 basis points over the Alternate Base Rate, in effect at the time of the borrowing.  As of June 30, 2010, the weighted average interest rate on outstanding draws on the line of credit facility was 4.64%, and the interest rate on the term loan was 4.50%.  These credit facilities require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2010, we were in compliance with these covenants.

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

The table above does not reflect indebtedness incurred after June 30, 2010.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness, fixed rate debt that matures and needs to be refinanced and hedging strategies used to reduce the impact of any increases in rates.

At June 30, 2010, approximately $292,374, or 42%, of our debt has variable interest rates averaging 4.25%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $365 for the six months ended June 30, 2010.

Equity Price Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices is a result of our investment in securities.  At June 30, 2010, our investment in securities, classified as available for sale, totaled $8,565.  The carrying values of investments in securities subject to equity price risks are based on quoted market prices as of the date of the consolidated balance sheets.  Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  Fluctuation in the market price of a security may result from any number of factors including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments and general market conditions.  Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.  We do not engage in derivative or other hedging transactions to manage our equity price risk.

Other than temporary impairments on our investment in securities were $823 and $2,504 for the three and six months ended June 30, 2009.  No such impairments were required or recorded for the three and six months ended June 30, 2010.  We believe that our investments will continue to generate dividend income and, as the stock market recovers, we have begun to recognize gains on sale.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of June 30, 2010, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

We are not party to, and none of our properties is subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

Not Applicable.

Item 6.    Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference:

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (2)

4.1	Specimen Stock Certificate (3)

4.2	Dividend Reinvestment Plan of the Registrant (4)

4.3	First Supplemental Indenture, dated as of May 17, 2010, by and among Inland Real Estate Corporation and Wells Fargo Bank, National Association, as trustee (5)

10.1

Limited Partnership Agreement of INP Retail L.P., dated as of June 3, 2010, among Inland Real Estate Corporation, Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation, acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, a Dutch fund for the joint account of the participants and INP Retail Management Company, LLC (5)

10.2

Amended and Restated Term Loan Agreement, dated as of June 24, 2010, among Inland Real Estate Corporation, as borrower and KeyBank National Association as administrative agent, Keybanc Capital Markets, Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC and Banc of America Securities, LLC as co-lead arrangers, Wells Fargo Bank, National Association and Bank of America, N.A. as co-syndication agents and RBS Citizens, National Association (d/b/a Charter One) and BMO Capital Markets as co-documentation agents and the several lenders from time to time parties hereto as lenders (6)

10.3

Fourth Amended and Restated Credit Agreement, dated as of June 24, 2010, among Inland Real Estate Corporation, as borrower and KeyBank National Association as administrative agent, Keybanc Capital Markets, Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC and Banc of America Securities, LLC as co-lead arrangers, Wells Fargo Bank, National Association and Bank of America, N.A. as co-syndication agents and RBS Citizens, National Association (d/b/a Charter One)

and BMO Capital Markets as co-documentation agents and the several lenders from time to time parties hereto as lenders (7)

10.4	Dealer-Manager Agreement, dated as of June 29, 2010, by and between Macquarie Capital (USA) Inc. (9)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101

The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010, filed with the Securities and Exchange Commission on August 6, 2010, is formatted in Extensible Business Reporting Language (“XBRL”):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (10)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

(2)

Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated April 23, 2010, as filed by the Registrant with the Securities and Exchange Commission on April 23, 2010 (file number 001-32185)

(3)

Incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

(4)	Incorporated by reference to the Registrant’s Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 15, 2009 (file number 333-160582).

(5)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 18, 2010 (file number 001-32185)

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 9, 2010 (file number 001-32185)

(7)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 28, 2010 (file number 001-32185)

(8)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 28, 2010 (file number 001-32185)

(9)	Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on Jun 29, 2010 (file number 001-32185)

(10)

The XBRL related information in Exhibit 101 to this Quarterly Report of Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into nay filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(*)	Filed as part of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris
President and Chief Executive Officer (principal
executive officer)
Date:	August 4, 2010

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	August 4, 2010

Exhibit Index

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (2)

4.1	Specimen Stock Certificate (3)

4.2	Dividend Reinvestment Plan of the Registrant (4)

4.3	First Supplemental Indenture, dated as of May 17, 2010, by and among Inland Real Estate Corporation and Wells Fargo Bank, National Association, as trustee (5)

10.1

Limited Partnership Agreement of INP Retail L.P., dated as of June 3, 2010, among Inland Real Estate Corporation, Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation, acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, a Dutch fund for the joint account of the participants and INP Retail Management Company, LLC (5)

10.2

Amended and Restated Term Loan Agreement, dated as of June 24, 2010, among Inland Real Estate Corporation, as borrower and KeyBank National Association as administrative agent, Keybanc Capital Markets, Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC and Banc of America Securities, LLC as co-lead arrangers, Wells Fargo Bank, National Association and Bank of America, N.A. as co-syndication agents and RBS Citizens, National Association (d/b/a Charter One) and BMO Capital Markets as co-documentation agents and the several lenders from time to time parties hereto as lenders (6)

10.3

Fourth Amended and Restated Credit Agreement, dated as of June 24, 2010, among Inland Real Estate Corporation, as borrower and KeyBank National Association as administrative agent, Keybanc Capital Markets, Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC and Banc of America Securities, LLC as co-lead arrangers, Wells Fargo Bank, National Association and Bank of America, N.A. as co-syndication agents and RBS Citizens, National Association (d/b/a Charter One) and BMO Capital Markets as co-documentation agents and the several lenders from time to time parties hereto as lenders (7)

10.4	Dealer-Manager Agreement, dated as of June 29, 2010, by and between Macquarie Capital (USA) Inc. (9)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101

The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010, filed with the Securities and Exchange Commission on August 6, 2010, is formatted in Extensible Business Reporting Language (“XBRL”):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (10)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

(2)

Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated April 23, 2010, as filed by the Registrant with the Securities and Exchange Commission on April 23, 2010 (file number 001-32185)

(3)

Incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

(4)	Incorporated by reference to the Registrant’s Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 15, 2009 (file number 333-160582).

(5)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 18, 2010 (file number 001-32185)

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 9, 2010 (file number 001-32185)

(7)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 28, 2010 (file number 001-32185)

(8)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 28, 2010 (file number 001-32185)

(9)	Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on Jun 29, 2010 (file number 001-32185)

(10)

The XBRL related information in Exhibit 101 to this Quarterly Report of Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into nay filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(*)	Filed as part of this document.