Form 10-Q
period 2010-09-30
INLAND REAL ESTATE CORP
filed 2010-11-08
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):  Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

As of November 8, 2010, there were 87,079,236 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION

Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

(In thousands, except per share data)

	September 30, 2010 (unaudited)	December 31, 2009
Assets:
Investment properties:
Land	$339,848	333,433
Construction in progress	425	322
Building and improvements	978,963	921,461

	1,319,236	1,255,216
Less accumulated depreciation	317,201	308,785

Net investment properties	1,002,035	946,431

Cash and cash equivalents	9,574	6,719
Investment in securities	9,150	11,045
Accounts receivable, net	36,608	42,545
Investment in and advances to unconsolidated joint ventures	107,608	125,189
Acquired lease intangibles, net	37,436	14,438
Deferred costs, net	16,275	8,147
Other assets	13,497	10,914

Total assets	$1,232,183	1,165,428

Liabilities:
Accounts payable and accrued expenses	$40,285	29,461
Acquired below market lease intangibles, net	10,721	2,319
Distributions payable	3,891	4,017
Mortgages payable	390,357	384,468
Unsecured credit facilities	270,000	185,000
Convertible notes	110,002	123,789
Other liabilities	9,895	11,183

Total liabilities	835,151	740,237

Stockholders’ Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.01 par value, 500,000 Shares authorized; 86,429 and 84,560 Shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	864	846
Additional paid-in capital (net of offering costs of $64,948 and $64,472 at September 30, 2010 and December 31, 2009, respectively)	763,678	749,156
Accumulated distributions in excess of net income	(370,875)	(330,214)
Accumulated other comprehensive income	3,133	3,710

Total stockholders’ equity	396,800	423,498

Noncontrolling interest	232	1,693

Total equity	397,032	425,191

Total liabilities and equity	$1,232,183	1,165,428

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Operations and Other Comprehensive Income

For the three and nine months ended September 30, 2010 and 2009 (unaudited)

(In thousands except per share data)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Revenues:
Rental income	$30,273	29,409	87,298	89,197
Tenant recoveries	9,671	10,391	31,874	32,714
Other property income	559	1,325	1,527	3,131
Fee income from unconsolidated joint ventures	915	679	2,422	2,514
Total revenues	41,418	41,804	123,121	127,556

Expenses:
Property operating expenses	6,248	6,296	22,112	21,625
Real estate tax expense	8,619	8,018	25,678	23,760
Depreciation and amortization	12,397	12,234	32,649	35,689
Provision for asset impairment	—	2,095	17,991	3,918
General and administrative expenses	3,258	3,240	10,485	9,689
Total expenses	30,522	31,883	108,915	94,681

Operating income	10,896	9,921	14,206	32,875

Other income	766	876	4,204	1,594
Gain on sale of investment properties	—	—	—	341
Gain from change in control of investment properties	5,122	—	5,122	—
Gain on sale of joint venture interest	851	407	2,861	1,773
Gain on extinguishment of debt	—	882	—	6,931
Impairment of investment securities	—	(156)	—	(2,660)
Interest expense	(10,751)	(8,058)	(25,535)	(26,263)
Income before income tax benefit (expense) of taxable REIT subsidiary, equity in loss of unconsolidated joint ventures, discontinued operations and income attributable to noncontrolling interest	6,884	3,872	858	14,591

Income tax benefit (expense) of taxable REIT subsidiary	(313)	1,297	(934)	895
Equity in loss of unconsolidated joint ventures	(593)	(13,454)	(4,192)	(15,560)
Income (loss) from continuing operations	5,978	(8,285)	(4,268)	(74)
Income (loss) from discontinued operations	(521)	28	219	2,752
Net income (loss)	5,457	(8,257)	(4,049)	2,678

Less: Net income attributable to the noncontrolling interest	(70)	(121)	(232)	(296)
Net income (loss) available to common stockholders	5,387	(8,378)	(4,281)	2,382

Other comprehensive income (expense):
Unrealized gain on investment securities	545	2,446	1,338	3,331
Reversal of unrealized (gain) loss to realized (gain) loss on investment securities	(433)	156	(1,976)	2,660
Unrealized gain on derivative instruments	—	100	61	310

Comprehensive income (loss)	$5,499	(5,676)	(4,858)	8,683

Basic and diluted earnings available to common shares per weighted average common share:

Income (loss) from continuing operations	$0.07	(0.10)	(0.05)	—
Income (loss) from discontinued operations	(0.01)	—	—	0.03
Net income (loss) available to common stockholders per weighted average common share — basic and diluted	$0.06	(0.10)	(0.05)	0.03

Weighted average number of common shares outstanding — basic	85,787	84,292	85,518	76,454
Weighted average number of common shares outstanding — diluted	85,876	84,356	85,601	76,512

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Equity

For the nine months ended September 30, 2010 (unaudited)

(Dollars in thousands, except per share data)

Nine months ended September 30, 2010
Number of shares
Balance at beginning of period	84,560
Shares issued from DRP	234
Issuance of shares	1,635
Balance at end of period	86,429

Common Stock
Balance at beginning of period	$846
Proceeds from DRP	2
Issuance of shares	16
Balance at end of period	864

Additional Paid-in capital
Balance at beginning of period	749,156
Proceeds from DRP	1,960
Deferred stock compensation	(18)
Amortization of debt issue costs	(341)
Issuance of shares	13,397
Offering costs	(476)
Balance at end of period	763,678

Accumulated distributions in excess of net income
Balance at beginning of period	(330,214)
Net loss available to common stockholders	(4,281)
Distributions declared	(36,380)
Balance at end of period	(370,875)

Accumulated other comprehensive income
Balance at beginning of period	3,710
Unrealized gain on investment securities	1,338
Reversal of unrealized gain to realized gain on investment securities	(1,976)
Unrealized gain on derivative instruments	61
Balance at end of period	3,133

Noncontrolling interest
Balance at beginning of period	1,693
Net income attributable to noncontrolling interest	232
Contributions to noncontrolling interest	25
Purchase of noncontrolling interest	(1,182)
Distributions to noncontrolling interest	(536)
Balance at end of period	232

Total equity	$397,032

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009 (unaudited)

(In thousands)

	Nine months ended September 30,2010	Nine months ended September 30, 2009
Cash flows from operating activities:
Net income (loss) available to common stockholders	$(4,281)	2,382
Adjustments to reconcile net income (loss) available to common stockholders to net cash provided by operating activities:
Provision for asset impairment	17,991	3,918
Depreciation and amortization	33,409	36,664
Deferred stock compensation	(18)	328
Amortization on acquired above/below market leases	152	(63)
Gain on sale of investment properties	(742)	(2,349)
Income from assumption of investment property	(890)	—
Gain from change in control of investment properties	(5,122)	—
Loss on land condemnation	259	—
Gain on extinguishment of debt	—	(6,931)
Realized (gain) loss on investment securities, net	(2,158)	2,128
Noncontrolling interest	232	296
Equity in loss of unconsolidated ventures	4,192	15,560
Gain on sale of joint venture interest	(2,861)	(1,773)
Straight line rent	(1,047)	562
Amortization of loan fees	1,555	2,234
Amortization of convertible note discount	1,063	1,079
Distributions from unconsolidated joint ventures	704	42
Changes in assets and liabilities:
Restricted cash	(85)	382
Accounts receivable and other assets, net	4,172	5,304
Accounts payable and accrued expenses	6,591	5,651
Prepaid rents and other liabilities	(2,643)	(3,193)
Net cash provided by operating activities	50,473	62,221

Cash flows from investing activities:
Restricted cash	(2,639)	(232)
Proceeds from sale of interest in joint venture, net	22,039	24,090
Sale of investment securities, net	3,414	1,318
Purchase of investment properties	(69,573)	—
Additions to investment properties, net of accounts payable	(14,429)	(12,460)
Proceeds from sale of investment properties, net	44,475	7,712
Land condemnation	65	—
Proceeds from change in control of investment properties	11,886	—
Distributions from unconsolidated joint ventures	7,627	9,810
Investment in unconsolidated joint ventures	(3,754)	(28,335)
Mortgages receivable	—	(515)
Leasing fees	(2,194)	(2,013)
Net cash used in investing activities	(3,083)	(625)

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009 (unaudited)

(In thousands)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flows from financing activities:
Proceeds from the DRP	$1,962	5,650
Issuance of shares, net of offering costs	12,937	105,897
Purchase of noncontrolling interest, net	(1,157)	(124)
Loan proceeds	52,159	—
Payoff of debt	(137,305)	(75,784)
Proceeds from term loan	10,000	—
Net proceeds (repayments) under line of credit facility	75,000	(17,000)
Convertible notes	(15,483)	(31,040)
Loan fees	(5,606)	(235)
Other current liabilities	—	(2,532)
Distributions paid	(36,506)	(43,258)
Distributions to noncontrolling interest partners	(536)	(559)
Net cash used in financing activities	(44,535)	(58,985)

Net increase in cash and cash equivalents	2,855	2,611

Cash and cash equivalents at beginning of period	6,719	5,180

Cash and cash equivalents at end of period	$9,574	7,791

Supplemental disclosure of cash flow information

Cash paid for interest, net of capitalized interest	$20,430	23,206

Supplemental Disclosure of Non-cash Investing and Financing Activities

Non-cash contribution to investment in and advances to unconsolidated joint venture

Investment properties	$34,366	—
Other assets	1,395	—
Investment in and advances to unconsolidated joint ventures	(34,865)	—
Total liabilities	(896)	—

Total cash contribution	$—	—

Non-cash investment from change in control of investment properties

Investment properties	$(96,981)	—
Other assets	(1,642)	—
Investment in and advances to unconsolidated joint ventures	16,864	—
Mortgage payable	91,035	—
Other liabilities	2,610	—

Cash received from change in control of investment properties	$11,886	—

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2010 (unaudited)

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

(1)                                 Organization and Basis of Accounting

Inland Real Estate Corporation (the “Company”), a Maryland corporation, was formed on May 12, 1994.  The Company is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly or through its unconsolidated entities) open-air neighborhood, community and power shopping centers and single tenant retail properties located primarily in what the Company believes is the demographically strong upper Midwest markets.

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

The consolidated results of the Company include the accounts of Inland Ryan LLC, Inland Ryan Cliff Lake LLC, IRC—IREX Venture, LLC, and IRC-IREX Venture II, LLC.  The Company has determined that these interests are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2010 (unaudited)

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

(2)                                 Investment Securities

At September 30, 2010 and December 31, 2009, investment in securities includes $8,150 and $10,045, respectively, of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value and $1,000 in each period of preferred securities not classified as available-for-sale securities and therefore, recorded at cost.  The Company determined that these securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  The Company has recorded a net unrealized gain of $3,133 and $3,771 on the accompanying consolidated balances sheets as of September 30, 2010 and December 31, 2009, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the three and nine months ended September 30, 2010 resulted in gains on sale of $477 and $2,158, respectively, which are included in other income in the accompanying consolidated statements of operations and other comprehensive income.  Sales of investment securities available-for-sale during the three and nine months ended September 30, 2009 resulted in gains on sale of $532 for each period.  Dividend income is recognized when received.

The Company evaluates its investments for impairment quarterly.  The Company’s policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary.  During the three and nine months ended September 30, 2009, the Company recognized impairment charges of $156 and $2,660, respectively, with respect to its investment in perpetual preferred and common securities in the accompanying consolidated financial statements.  Due to various factors, including the extent and duration during which the market price had been below cost, the Company concluded the decline in value was other than temporary.  No such losses were required or recorded for the three and nine months ended September 30, 2010.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$62	(5)	—	—	62	(5)

Non-REIT Stock	$34	(21)	—	—	34	(21)

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2010 (unaudited)

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

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at September 30, 2010	Investment in and advances to unconsolidated joint ventures at September 30, 2010	Investment in and advances to unconsolidated joint ventures at December 31, 2009

IN Retail Fund LLC	50%	$27,501	48,779
NARE/Inland North Aurora I, II & III (a)	45%	13,889	23,867
Oak Property and Casualty	25%	1,310	1,128
TMK/Inland Aurora Venture LLC (a)	40%	2,918	5,589
PDG/Tuscany Village Venture LLC (a)	15%	3	6,767
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC	85%	17,697	16,416
TDC Inland Lakemoor LLC (a)	48%	21	2,851
INP Retail LP	55%	34,487	—
IRC/IREX Venture LLC	(b)	5,663	19,792
IRC/IREX Venture II LLC	(b)	4,119	—

Investment in and advances to joint ventures		$107,608	125,189

(a)                                  The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(b)                                 The Company’s profit/loss allocation percentage varies based on the amount of interest it holds in the properties that are in the selling process.

The unconsolidated joint ventures had total outstanding debt in the amount of $375,644 (total debt, not the Company’s pro rata share) at September 30, 2010 that matures as follows:

Joint Venture Entity	2010 (a)	2011 (a)	2012	2013	2014	Thereafter	Total

IN Retail Fund LLC	$—	55,555	47,300	34,013	11,868	22,000	170,736
NARE/Inland North Aurora I (b)	—	17,469	—	—	—	—	17,469
NARE/Inland North Aurora II	—	3,550	—	—	—	—	3,550
NARE/Inland North Aurora III	—	13,819	—	—	—	—	13,819
PDG/Tuscany Village Venture (c)	9,052	—	—	—	—	—	9,052
PTI Ft. Wayne LLC (d)	313	14,800	—	—	—	—	15,113
PTI Boise LLC (e)	—	—	2,700	—	—	—	2,700
PTI Westfield LLC (f)	7,500	—	—	—	—	—	7,500
TDC Inland Lakemoor LLC (g)	22,105	—	—	—	—	—	22,105
INP Retail LP	—	—	—	—	—	14,300	14,300
IRC/IREX Venture LLC	—	—	—	90,300	—	—	90,300
IRC/IREX Venture II LLC	—	—	—	—	—	9,000	9,000

Total unconsolidated joint venture debt	$38,970	105,193	50,000	124,313	11,868	45,300	375,644

(a)          The joint ventures will soon be in discussions with various lenders to extend or restructure this joint venture debt although there is no assurance that the Company, or its joint venture partners, will be able to restructure this debt on terms and conditions the Company find acceptable, if at all.

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

(d)         This loan matures in June 2011.  The Company has guaranteed approximately $7,600 of this outstanding loan.

(e)          This loan matures in October 2012.  In September 2009, the Company purchased the mortgage from the lender at a discount and became a lender to the joint venture.

(f)            This loan matures in December 2010.  The Company has guaranteed approximately $1,400 of this outstanding loan.

(g)         This loan matures in November 2010.  The Company has guaranteed approximately $5,400 of this outstanding loan.  The joint venture is currently engaged in discussions with the lender to extend this debt.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2010 (unaudited)

The Company has guaranteed approximately $15,500 of unconsolidated joint venture debt as of September 30, 2010. These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  The Company would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents.  The Company is required to estimate the fair value of these guarantees and record a corresponding liability.  The Company has determined that the fair value of such guarantees are immaterial as of September 30, 2010 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

The Company’s proportionate share of the earnings or losses related to these ventures is reflected as equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition services to these ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income.  During the three and nine months ended September 30, 2010, the Company earned $915 and $2,422, respectively in fee income from its unconsolidated joint ventures, as compared to $679 and $2,514 for the three and nine months ended September 30, 2009, respectively.  This fee income fluctuated due in most part to acquisition fees related to sales on the properties sold through the Company’s joint venture with IREX.  Acquisition fees are earned on the IREX joint venture properties as the interests are sold to the investors.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company’s continuing involvement with these shopping centers.  Differences between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture’s property assets.  During the nine months ended September 30, 2010 and 2009, the Company recorded $1,183 and $1,075, respectively, of amortization of this basis difference.

During the nine months ended September 30, 2010, the Company’s joint venture with IREX acquired four investment properties.  The joint venture is in various stages of selling properties acquired in 2008.  During the nine months ended September 30, 2010, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  The Company and its joint venture partner have agreed to temporarily waive the management fees that may be charged on the Bank of America properties.  It is the Company’s intention that these fees will be reinstated gradually over the next two to three years.  Additionally, in conjunction with the sales, the Company recorded gains of approximately $851 and $2,861, for the three and nine months ended September 30, 2010, respectively, as compared to $407 and $1,773 for the three and nine months ended September 30, 2009.  These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2010 (unaudited)

On June 7, 2010, the Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  This joint venture may acquire up to $270,000 of grocery-anchored and community retail centers in Midwestern U.S. markets.  During the nine months ended September 30, 2010, PGGM contributed $20,000 of equity and the Company completed its initial contribution of four retail centers with an approximate gross value of $45,000 to the joint venture.  The equity contributed by PGGM will be held in the joint venture and used as the Company’s equity contribution towards future acquisitions.  After the initial investment, the joint venture agreement provides that, subject to the conditions described in the governing joint venture documents being satisfied, the Company will contribute additional assets from its consolidated portfolio and PGGM will contribute additional equity to the venture as new acquisitions are identified.  During the nine months ended September 30, 2010, the Company sold The Point at Clark, which the Company had purchased earlier in 2010, to the PGGM joint venture.  In conjunction with this sale, PGGM contributed approximately $6,500 to the joint venture, and the Company used approximately $8,000 of the proceeds held by joint venture from the initial contributions.  Total proceeds of $14,500 were paid by the joint venture to the Company as reimbursement of its original purchase price.  Under the terms of the agreement, PGGM’s potential equity contribution to the venture may total up to $130,000.  As of September 30, 2010, PGGM’s remaining commitment is approximately $103,000.  The joint venture expects to acquire additional assets using leverage consistent with the Company’s existing business plan during the next two years.  PGGM owns a forty-five percent equity ownership interest and the Company owns a fifty-five percent interest in the venture.  The Company is the managing partner of the venture and earns fees for asset management, property management, leasing and other services provided to the venture.

During the nine months ended September 30, 2010, the Company took control of Algonquin Commons, a property previously held through its joint venture with NYSTRS.  Prior to the change in control, the Company accounted for its investment in this property as an unconsolidated entity.

The Company’s control of Algonquin Commons was accounted for as a business combination, which required the Company to record the assets and liabilities of Algonquin Commons at fair value.  The Company valued the property using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the property.  The Company estimated fair value of the debt by discounting the future cash flows of the instrument at a rate currently offered for similar debt instruments.  NYSTRS was required to pay the Company approximately $12,000 and in return, the Company is required to indemnify NYSTRS if they were ever required to perform under their guarantee.  This consolidation resulted in a gain to the Company of $5,122 which is reflected as gain from change in control of investment properties on the accompanying consolidated statements of operations and other comprehensive income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investment properties	$102,103
Other assets	1,642
Total assets acquired	$103,745
Mortgages payable	91,035
Other liabilities	2,610
Net assets acquired	$10,100

The following table summarizes the investment in Algonquin.

Investments in and advances to unconsolidated joint ventures at June 30, 2010	$16,864
Gain from change in control of investment properties	5,122
Cash received	(11,886)
Net assets acquired at July 1, 2010	$10,100

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2010 (unaudited)

When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at fair value.  The total impairment loss is recorded at the joint venture level.  The Company’s pro rata share of the loss is included in equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  During the nine months ended September 30, 2010 and 2009, the following impairment losses are included in equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
Joint Venture Entity	Total impairment	Company’s pro rata share	Total impairment	Company’s pro rata share

NARE/Inland North Aurora I	$(5,550)	(2,498)	—	—
NARE/Inland North Aurora II	—	—	(3,181)	(1,431)
NARE/Inland North Aurora III	—	—	(4,276)	(1,924)
PTI Westfield LLC	—	—	(5,713)	(4,856)
TDC Inland Lakemoor LLC	—	—	(11,299)	(5,424)

	$(5,550)	(2,498)	(24,469)	(13,635)

In addition to the impairment charges above, during the nine months ended September 30, 2009, the Company recorded $2,095 in impairment loss related to basis differences recorded for interest costs incurred for each project that could have been avoided.  This loss is included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.  No impairment charges related to basis differences were required during the nine months ended September 30, 2010.

Additionally, during the nine months ended September 30, 2010, the Company determined that, based on the fair value of the related properties, portions of its investments in certain properties were unrecoverable and that the entire investment in PDG/Inland Tuscany Village Venture LLC and TDC Inland Lakemoor LLC were not recoverable.  Therefore, the following impairment losses were recorded to reflect the investments at fair value and are included in provision for asset impairment for the nine months ended September 30, 2010 on the accompanying consolidated statements of operations and other comprehensive income.  No impairment adjustments were required or recorded during the nine months ended September 30, 2009.

Joint Venture Entity	Nine months ended September 30, 2010

NARE/Inland North Aurora I	$3,933
NARE/Inland North Aurora II	1,500
NARE/Inland North Aurora III	2,584
PDG/Tuscany Village Venture LLC	6,807
TDC Inland Lakemoor LLC	3,167

$17,991

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2010 (unaudited)

Summarized financial information for the unconsolidated joint ventures is as follows:

Balance Sheet:	September 30, 2010	December 31, 2009

Assets:
Investment in real estate, net	$658,262	710,388
Other assets	82,353	62,647

Total assets	$740,615	773,035

Liabilities:
Mortgage payable	$375,644	448,216
Other liabilities	52,333	45,739

Total liabilities	427,977	493,955

Total equity	312,638	279,080

Total liabilities and equity	$740,615	773,035

Investment in and advances to unconsolidated joint ventures	$107,608	125,189

Statement of Operations:	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009

Total revenues	$18,538	17,650	52,687	53,316
Total expenses (a)	(19,632)	(43,625)	(64,767)	(84,738)

Loss from continuing operations	$(1,094)	(25,975)	(12,080)	(31,422)

Inland’s pro rata share of loss from continuing operations (b)	$(593)	(13,454)	(4,192)	(15,560)

(a)                                  Total expenses include impairment charges in the amount of $5,550 and $24,469 for the nine months ended September 30, 2010 and 2009, respectively.

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

September 30, 2010 (unaudited)

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at September 30, 2010 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$8,150	—
Investments in and advances to unconsolidated joint ventures
NARE/Inland North Aurora I	—	4,522
NARE/Inland North Aurora II	—	2,093
NARE/Inland North Aurora III	—	7,274
PDG/Tuscany Village Venture LLC	—	3
TDC Inland Lakemoor LLC	—	21

Total assets	$8,150	13,913

Variable rate debt	$—	313,284
Fixed rate debt	—	463,631

Total liabilities	$—	776,915

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders.

(5)                                 Transactions with Related Parties

The Company reimburses affiliates of The Inland Group, Inc. (“TIGI”) for various administrative services related to non-core business operations, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing.  These TIGI affiliates provide these services at cost.  In the event that a service provider has revenues for any particular fiscal year that exceed its expenses for that year, the service provider will rebate the excess on a pro rata basis based on the proportion of its revenues attributable to the Company.  Mr. Goodwin, one of the Company’s directors, is the controlling shareholder of TIGI.  The Company pays for the aforementioned services on an hourly basis at rates that it believes are below market rates for comparable services.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  The Company continues to purchase these services from TIGI and its affiliates and for the nine months ended September 30, 2010 and 2009, these payments, totaled $1,049 and $834, respectively.  Additionally, the Company leases its corporate office space from an affiliate of TIGI.  Payments under this lease for the nine months ended September 30, 2010 and 2009 were $308 during each period.  TIGI, through affiliates, beneficially owns approximately 12.7% of the Company’s outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with TIGI or its affiliates.

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an indirect wholly owned subsidiary of TIGI, to manage the Company’s investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $62 and $59 for these services during the nine months ended September 30, 2010 and 2009, respectively.

In May 2005, the Company acquired a 1% interest in The Inland Real Estate Group of Companies, Inc. for a purchase price of $1.  The Inland Real Estate Group of Companies, Inc. provides assistance in the marketing of the Company’s investment properties and provides representation at various trade shows and conventions.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2010 (unaudited)

On September 5, 2006, Inland Venture Corporation (“IVC”), a TRS previously formed by the Company, entered into a limited liability company agreement with IREX (the “September 5 Agreement”), a wholly-owned subsidiary of TIGI.  The resulting joint venture was formed to facilitate IVC’s participation in tax-deferred exchange transactions pursuant to Section 1031 of the Internal Revenue Code using properties made available to the joint venture by IVC.  The Company executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  IVC coordinated the joint venture’s acquisition, property management and leasing functions, and earned fees for services provided to the joint venture, including management and leasing fees, as well as acquisition fees, which were split equally between IVC and IREX.  This joint venture agreement expired during 2008, however, it continues to govern the properties that had already been acquired for this venture, but have not been completely sold.  The Company will continue to earn property management and leasing fees on all properties acquired for this venture, including after all interests have been sold to the investors.

On May 7, 2009, the Company signed another joint venture agreement with IREX (the “May 7 Agreement”).  The May 7 Agreement governs the properties acquired by this venture after May 7, 2009.  Under the May 7 Agreement, acquisition fees due to the parties will be paid upon the sale of a TIC or DST interest rather than upon the completion of the final sales, as provided in the September 5 Agreement.  The May 7 Agreement grants additional veto rights to the Company, which were not included in the September 5 Agreement, in connection with capital contributions and changes to the fees and or reserves and eliminates the additional return of 9% per annum on the Company’s outstanding capital contributions.  As new acquisitions are made by the joint venture, Inland Exchange Venture Corporation, (“IEVC”), a wholly owned TRS of the Company, will be entitled to earn leasing fees and on-going property management fees under the May 7 Agreement.

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

(6)           Discontinued Operations

During the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company sold a total of five investment properties.  Additionally, the Company sold a portion of two investment properties.  The following table summarizes the properties sold, date of sale, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Wisner-Milwaukee Plaza	January 30, 2009	3,679	1,883	No
Western-Howard Plaza	February 10, 2009	1,709	117	No
Montgomery Plaza	April 8, 2009	193	—	No
Lake Park Plaza (partial)	April 30, 2009	1,618	8	No
Park Center Plaza (partial)	April 30, 2010	829	521	No
Springboro Plaza	August 5, 2010	6,790	230	No
Northgate Center	September 1, 2010	1,726	(9)	No

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2010 (unaudited)

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of September 30, 2010, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at September 30, 2010 and December 31, 2009, the Company has recorded $353 and $244, respectively of assets related to discontinued operations, which are included in other assets on the accompanying consolidated balance sheets.  The Company has recorded $1 of liabilities related to discontinued operations on the accompanying consolidated balance sheets at September 30, 2010, which are included in other liabilities on the accompanying consolidated balance sheet, no liabilities were recorded as of December 31, 2009.  Additionally, for the three months ended September 30, 2010, the Company has recorded a loss from discontinued operations of $521, including a loss on sale of $138, and for the nine months ended September 30, 2010, the Company has recorded income from discontinued operations of $219, including gains on sale of $383.  For the three months ended September 30, 2009, the Company recorded income from discontinued operations of $28, and for the nine months ended September 30, 2009, the Company has recorded income from discontinued operations of $2,752, including gains on sale of $2,008.

(7)           Operating Leases

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include an increase of $1,047 for the nine months ended September 30, 2010, and a decrease of $562 for the nine months ended September 30, 2009, respectively of rental income for the period of occupancy for which stepped rent increases apply and $17,539 and $16,492 in related accounts receivable as of September 30, 2010 and December 31, 2009, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

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

The Company engages in certain activities through IVC and IEVC, wholly-owned TRS entities.  These entities engage in activities that would otherwise not be permitted for a REIT.  The TRS entities are subject to federal and state income and franchise taxes from these activities.

The Company had no uncertain tax positions as of September 30, 2010.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of September 30, 2010. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2010 and 2009, or in the consolidated balance sheets as of September 30, 2010 and December 31, 2009. As of September 30, 2010, returns for the calendar years 2006 through 2009 remain subject to examination by U.S. and various state and local tax jurisdictions.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2010 (unaudited)

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

(9)           Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  Mortgage loans outstanding as of September 30, 2010 were $390,357 and had a weighted average interest rate of 5.07%.  Of this amount, $349,867 had fixed rates ranging from 4.11% to 7.65% and a weighted average fixed rate of 5.22% as of September 30, 2010.  The remaining $40,490 of mortgage debt represented variable rate loans with a weighted average interest rate of 3.79% as of September 30, 2010.  As of September 30, 2010, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through January 2018.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, based on debt outstanding at September 30, 2010 and weighted average interest rates for the debt maturing in each specified period.

	2010 (a)	2011 (a)	2012	2013	2014	Thereafter	Total
Maturing debt:
Fixed rate debt	$29,632	$95,814	$57,890	$3,143	$133,668 (c)	$29,720	349,867
Variable rate debt	134	415	33,741 (b)	—	6,200	—	40,490

Weighted average interest rate
Fixed rate debt	4.80%	4.62%	5.22%	—	5.33%	6.91%	5.22%
Variable rate debt	—	—	4.35%	—	0.66%	—	3.79%

(a)          Approximately $102,040 of the Company’s mortgages payable mature prior to October 2011.  Subsequent to the end of the quarter, the Company addressed debt of approximately $9,000 by paying off the loans secured by two properties.  The Company has been in discussions with its lenders and based on these discussions and non-binding term sheets reflecting these discussions, the Company believes it will be able to refinance the remaining secured debt maturing in 2010.  The Company expects the average rates on the new borrowings will be approximately 100 to 200 basis points above the average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance the Company will be able to complete these borrowings

(b)         The Company has guaranteed a mortgage for $2,700 and it would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document.

(c)          The Company has guaranteed a mortgage for approximately $19,300 and it would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document.

(10)         Unsecured Credit Facilities

On June 24, 2010, the Company entered into an amended and restated term loan agreement and completed a fourth amendment to its line of credit facility together, the “Credit Agreements.”  Under the term loan agreement, the Company borrowed, on an unsecured basis, $150,000.  The aggregate commitment of the Company’s line is $250,000, which includes a $100,000 accordion feature.  The access to the accordion feature is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.  In conjunction with this amendment, the Company paid approximately $4,400 in fees and costs.  As of September 30, 2010, the outstanding balance on the line of credit facility was $120,000.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2010 (unaudited)

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the credit agreements.  The obligations under the credit agreements are scheduled to mature on June 21, 2013.  Borrowings under the credit agreements bear interest at a variable rate equal to either 300 basis points over LIBOR, with a floor of 150 basis points, or 200 basis points over the alternate base rate.  The weighted average interest rate on outstanding draws on the line of credit facility was 4.53% and 1.60%, respectively, as of September 30, 2010 and December 31, 2009.  The interest rate on the term loan was 4.50% and 2.25%, respectively, as of September 30, 2010 and December 31, 2009.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.

The Credit Agreements require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2010, the Company was in compliance with these covenants.

(11)            Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026 (“Old Notes”).  During the quarter, the Company offered to exchange or purchase all of the outstanding notes, provided that the amount of cash to be used for this purpose did not exceed $15,000.  The transaction resulted in the Company repurchasing $15,000 of notes at their face value and exchanging notes with a face value of $29,215 for new 5.0% convertible senior notes due 2029 (“New Notes”). As of September 30, 2010, a combined total of $110,000 in principal remained outstanding.

Interest on the notes is payable semi-annually.  The Old Notes mature on November 15, 2026 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The earliest date holders of the Old Notes may require the Company to repurchase their notes in whole or in part is November 15, 2011.  Prior to November 21, 2011, the Company may not redeem the Old Notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  However, on or after November 21, 2011, the Company may redeem the Old Notes, in whole or in part, subject to the redemption terms in the note.  Following the occurrence of certain change in control transactions, the Company may be required to repurchase the Old Notes in whole or in part for cash at 100% of the principal amount of the Old Notes to be repurchased plus accrued and unpaid interest.

Holders of the Old Notes may convert their notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of Old Notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of September 30, 2010, for each $1 principal amount of Old Notes was 48.2824 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

The terms of the New Notes are the same as the terms of the Old Notes, except that (i) the interest rate on the New Notes is 5.0% per annum; (ii) the maturity date of the New Notes is November 15, 2029; (iii) the initial conversion price for the New Notes is $9.72 per share; (iv) the Company will not be permitted to redeem the New Notes prior to November 21, 2014; and (v) the earliest date holders of the New Notes may require the Company to repurchase their notes in whole or in part is November 15, 2014.

At September 30, 2010, the Company has recorded $1,604 of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets at September 30, 2010.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2010 (unaudited)

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance.  The Company has recorded $9,412 and $9,627 to additional paid in capital on the accompanying consolidated balance sheets, at September 30, 2010 and December 31, 2009, respectively, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The following table sets forth the debt and equity components included in the consolidated balance sheets at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009

Equity Component (a)	$9,268	9,609

Debt Component	$113,005	126,523
Unamortized Discount (b)	(3,003)	(2,734)

Net Carrying Value	$110,002	123,789

(a)          The equity component is net of equity issuance costs and accumulated amortization of $144 and $18 at September 30, 2010 and December 31, 2009, respectively.

(b)         The unamortized discount will be amortized into interest expense on a monthly basis through November 2011 for the Old Notes and November 2014 for the New Notes.

Total interest expense related to the convertible notes for the three and nine months ended September 30, 2010 and 2009 was calculated as follows:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009

Interest expense at coupon rate	$1,364	1,525	4,255	5,012
Discount amortization	362	331	1,062	1,079

Total interest expense (a)	$1,726	1,856	5,317	6,091

(a)                                  The effective interest rate of the Old Notes is 5.875% and the effective interest rate of the New Notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in November 2006 and August 2010, respectively.

(12)         Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.

As of September 30, 2010, 152 shares of common stock issued pursuant to employment agreements were outstanding, of which 80 have vested.  Additionally, the Company issued 58 shares pursuant to employment incentives of which 36 have vested and five have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of September 30, 2010 and December 31, 2009, options to purchase 71 and 73 shares of common stock, respectively at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  No options were exercised during the nine months ended September 30, 2010, and the year ended December 31, 2009.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2010 (unaudited)

In May 2009, the Company completed an equity offering of approximately 17,135 common shares at a price of $6.50 per share.  Net of underwriting fees, the offering provided net proceeds to the Company of approximately $106,400, excluding offering costs.

On November 10, 2009, the Company entered into a Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell shares of its common stock having an aggregate offering amount of up to $100 million from time to time through BMO, acting as sales agent.  Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions (if the Company and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  As of November 8, 2010, the Company issued approximately 2,304 shares of its common stock pursuant to the Sales Agency Agreement.  The Company received net proceeds of approximately $18,563 from the issuance of these shares and used the proceeds for general corporate purposes.

(13)         Segment Reporting

The Company owns and acquires what we believe are well located open air retail centers.  The Company currently owns interests in investment properties located in the States of Florida, Idaho, Illinois, Indiana, Maryland, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Mexico, Ohio, Pennsylvania, Tennessee, and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

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

(15)         Subsequent Events

On October 18, 2010, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on September 30, 2010.

On October 18, 2010, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on November 17, 2010 to the stockholders of record at the close of business on November 1, 2010.

On October 25, 2010, the Company’s joint venture with PGGM purchased Diffley Marketplace from an unaffiliated third party for approximately $11,900.  Simultaneously with the closing, the joint venture obtained secured financing on this property in the amount of $5,800.  The property is located in Eagan, Minnesota and contains 62,576 square feet of leaseable area.

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

Executive Summary

We are a self-managed, publically traded real estate investment trust (“REIT”) that owns and operates neighborhood, community, power and single tenant retail centers.  We are incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  Through taxable REIT subsidiaries (“TRS”), we also manage properties owned by ventures in which we are a partner.  As of September 30, 2010, we owned interests in 144 investment properties, including 24 owned through our unconsolidated joint ventures.  Our development joint venture properties are not included as investment properties until they reach what we believe is a stabilized occupancy rate.

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

We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  As such, no single tenant accounts for more than 7.5% of annual base rent in our total portfolio.  We focus on acquiring “necessity based” retail centers which we believe will provide us with relatively stable earnings and potentially growth opportunities in the future.

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

In order to mitigate the decline in our revenues we will attempt to re-lease those spaces that are vacant, or may become vacant, at existing properties, at more favorable rental rates and generally will acquire additional investment properties, if circumstances allow.  During the nine months ended September 30, 2010, we executed 33 new, 148 renewal and 40 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately1,199,000 square feet on our consolidated portfolio.  The 33 new leases comprise approximately 183,000 square feet with an average rental rate of $12.62 per square foot, a 1.9% decrease over the average expiring rate.  The 148 renewal leases comprise approximately 680,000 square feet with an average rental rate of $14.06 per square foot, a 3.4% increase over the average expiring rate.  The 40 non-comparable leases comprise approximately 336,000 square feet with an average base rent of $9.80.  During the remainder of 2010, 66 leases will be expiring in our consolidated portfolio, which comprise approximately 333,000 square feet and account for approximately 2.0% of our annualized base rent.  The weighted average expiring rate on these leases is $7.58 per square foot.  We will attempt to renew or re-lease these spaces at more favorable rental rates to increase revenues and cash flow.  Occupancy, excluding seasonal leases, at September 30, 2010 and 2009 for our consolidated and unconsolidated portfolio is summarized below:

Consolidated Occupancy	As of September 30, 2010	As of September 30, 2009

Leased Occupancy (a)	92.2%	92.3%
Financial Occupancy (b)	89.0%	90.9%
Same Store Financial Occupancy	89.6%	90.6%

Unconsolidated Occupancy	As of September 30, 2010	As of September 30, 2009

Leased Occupancy (a)	96.8%	95.0%
Financial Occupancy (b)	95.2%	94.3%
Same Store Financial Occupancy	93.9%	94.5%

Total Occupancy	As of September 30, 2010	As of September 30, 2009

Leased Occupancy (a)	93.4%	93.0%
Financial Occupancy (b)	90.7%	91.8%
Same Store Financial Occupancy	90.4%	91.4%

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

We continue to monitor potential credit issues of our tenants, and analyze the possible effects on our consolidated financial statements.  In some cases we have been required to record an allowance for doubtful accounts based on the collectability of outstanding amounts due from certain tenants.  As of September 30, 2010 and December 31, 2009, we had recorded an allowance in the amount of approximately $4,500 and $4,100, respectively, during each period related to these uncollectible amounts which is included in accounts receivable on the accompanying consolidated balance sheets.

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

Acquisition Strategies

We seek to selectively acquire well-located open air retail centers that meet our investment criteria.  We will, from time to time, acquire properties either without financing contingencies or by assuming existing debt to provide us with a competitive advantage over other potential purchasers requiring financing or financing contingencies.  Additionally, we concentrate our property acquisitions in areas where we have a large market concentration.  In doing this, we believe we are able to attract new retailers to the area and possibly lease several locations to them.  Additionally, we have been successful in leasing additional space to some existing tenants in our current investment properties.

Joint Ventures

We have formed joint ventures to acquire stabilized retail properties as well as properties to be redeveloped and vacant land to be developed.  We structure these ventures to earn fees from the joint ventures for providing property management, asset management, acquisition and leasing services.  We will continue to receive management and leasing fees for those investment properties under management, however acquisition fees may decrease as we acquire fewer investment properties through these ventures.

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

Acquisitions and Dispositions

During the nine months ended September 30, 2010, we were granted possession of a vacant building at our Orland Park Place Outlots investment property.  Previously, we had a ground lease with a restaurant operator.  Upon default by the tenant, we added this building to our portfolio, according to the lease terms, resulting in income of $890.

The table below presents investment property acquisitions during the nine months ended September 30, 2010.  No acquisitions were completed during the year ended December 31, 2009.

Date	Property	City	State	GLA Sq.Ft.	Purchase Price	Financial Occupancy at time of Acquisition

09/24/10	University of Phoenix-ID (a)	Boise	ID	36,773	$8,825	100%
09/07/10	Harbor Square Plaza (a) (b)	Port Charlotte	FL	20,087	11,250	100%
08/26/10	Copp’s Grocery Store (a)	Sun Prairie	WI	61,048	11,700	100%
07/08/10	Farnam Tech Center (a)	Omaha	NB	118,237	18,000	100%
06/23/10	The Point at Clark (c)	Chicago	IL	95,455	28,816	100%

				331,600	$78,591

(a)                                  These properties were acquired through our joint venture with IREX.

(b)                                 The purchase price of this property includes a 96,253 square foot ground lease with Kohl’s also acquired.  Ground lease square footage is not included in our GLA.

(c)                                  This property was contributed to our new joint venture with PGGM on August 31, 2010.

The table below presents investment property dispositions during the nine months ended September 30, 2010 and the year ended December 31, 2009.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain/Loss on Sale

09/01/10	Northgate Center	Sheboygan	WI	73,647	$8,025	$(9)
08/05/10	Springboro Plaza	Springboro	OH	154,034	7,125	230
04/30/10	Park Center Plaza (partial)	Tinley Park	IL	5,089	845	521
07/15/09	University of Phoenix (a)	Merrillville	IN	18,018	6,680	—
04/30/09	Lake Park Plaza (partial)	Michigan City	IN	114,557	1,706	8
04/08/09	Montgomery Plaza	Montgomery	IL	12,903	720	—
02/10/09	Western-Howard Plaza	Chicago	IL	11,974	1,845	117
01/30/09	Wisner-Milwaukee Plaza	Chicago	IL	14,426	4,000	1,883
01/21/09	Fox Run Square (a)(b)	Naperville	IL	143,512	26,710	341

				548,160	$57,656	$3,091

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

The table below presents development property dispositions during the nine months ended September 30, 2010 and the year ended December 31, 2009.

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Sales Price

08/31/10	Savannah Crossing	TMK Development, Inc.	Aurora	IL	2	$2,350
08/13/10	North Aurora Outlots Phase I	North American Real Estate	North Aurora	IL	1	260
09/29/09	Savannah Crossing	TMK Development, Inc	Aurora	IL	2	4,700

					5	$7,310

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

Effective January 1, 2009, we expense acquisition costs for investment property acquisitions to record the acquisition at its fair value.  Prior to January 1, 2009, we capitalized all acquisition costs as part of the value of the investment property as an addition to building and improvements.

The aggregate value of other intangibles is measured based on the difference between the purchase price and the property valued as-if-vacant.  We utilize information contained in independent appraisals and management’s estimates to determine the respective as-if-vacant property values.  Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases and the risk adjusted cost of capital.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, up to 24 months.  Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses.  We allocate the difference between the purchase price of the property and the as-if-vacant value first to acquired above and below market leases.  We evaluate each acquired lease based upon current market rates at the acquisition date and consider various factors including geographic location, size and location of leased space within the investment property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market.  After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to the acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate.  The determination of the discount rate used in the present value calculation is based upon a rate for each individual lease and primarily based upon the credit worthiness of each individual tenant.  The values of the acquired above and below market leases are amortized over the life of each respective lease as an adjustment to rental income.

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management’s evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the life of each respective lease as a component of amortization expense.  We also consider whether any customer relationship value exists related to the property acquisition.  As of September 30, 2010, we had not allocated any amounts to customer relationships.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at September 30, 2010 and December 31, 2009 were $9,574 and $6,719, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during the nine months ended September 30, 2010 and 2009.  We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions could periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, we do not believe the risk is significant based on our review of the rating of the institutions where our cash is deposited.  In 2008, FDIC insurance coverage was increased to $250,000 per depositor at each insured bank.  This increase will be in place until December 13, 2013, at which time it will return to $100,000 per depositor, unless coverage is further extended.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP, our draws on our line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.  As of September 30, 2010, we were in compliance with the covenants on our unsecured credit facilities.  We had up to $30,000 available under our $150,000 line of credit facility and an additional $100,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.  If necessary, such as for new acquisitions, we believe we can generate capital by entering into financing arrangements or joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating and interest expenses at our investment properties, for purchasing additional investment properties, joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

On November 10, 2009, we entered into a Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell up to $100 million of our common stock from time to time through BMO, acting as sales agent.  Offers and sales of shares of our common stock may be made in privately negotiated transactions (if we and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  As of November 8, 2010, we issued approximately 2,304 shares of our common stock pursuant to the Sales Agency Agreement.  We received net proceeds of approximately $18,563 from the issuance of these shares and used the proceeds for general corporate purposes.

Certain joint venture commitments require us to invest cash in properties under development and in properties that do not necessarily meet our investment criteria but which are offered for syndication through our joint venture with IREX.  In certain cases, cash is invested for periods longer than expected.  For example, the syndication of the four buildings leased by Bank of America that are being marketed through the IREX joint venture in two separate offerings has taken longer than we anticipated.  As of September 30, 2010, we had approximately $5,663 invested in these properties.  As of September 30, 2010, we had received approximately $54,600 of our original $62,300 investment back in the Bank of America buildings.  The joint venture anticipates that sales of the Bank of America buildings will continue to close throughout 2010.  Additionally, we have delayed completion of our development projects from our original 2010 and 2011 completion dates to one to two years beyond that point due to challenging conditions.  Therefore, our investment of $34,528 in our development projects will be committed longer than originally anticipated.  During the year ended December 31, 2009, we invested approximately $19,000 of preferred equity in these ventures which was used to pay down the principal on the loans and negotiated dollar for dollar reductions of loan guarantees on certain projects.  As of September 30, 2010, we have guaranteed approximately $15,500 of current unconsolidated joint venture debt.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  There is no assurance that we will be able to recover the funds invested in these ventures or that we will earn a return on these invested funds.

We invest in marketable securities of other entities, including REITs.  These investments in available-for-sale securities totaled $8,150 at September 30, 2010, and consisted of preferred and common stock investments.  At September 30, 2010, we had recorded a net unrealized gain of $3,133 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the nine months ended September 30, 2010 and 2009, we realized gains on sale of $2,158 and $532, respectively.  Additionally, during the nine months ended September 30, 2009, we realized a non-cash impairment loss of $2,660, related to a decline in value of certain investment securities which were determined to be other than temporary.  No such losses were required or recorded in the accompanying consolidated financial statements for the nine months ended September 30, 2010.

As of September 30, 2010, we owned interests in 144 investment properties, including those owned through our unconsolidated joint ventures.  In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements and current distributions.  Monthly debt service requirements are primarily interest only as only certain of our secured mortgages require monthly principal amortization.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, based on debt outstanding at September 30, 2010:

	2010	2011	2012	2013 (a)	2014	Thereafter	Total
Maturing debt:
Fixed rate debt	$29,632	176,599	57,890	3,143	162,883 (c)	29,720	459,867
Variable rate debt	134	415	33,741 (b)	270,000	6,200	—	310,490

Weighted average interest rate
Fixed rate debt	4.80%	4.62%	5.22%	—	5.27%	6.91%	5.10%
Variable rate debt	—	—	4.35%	4.51%	0.66%	—	4.42%

(a)          Included in the debt maturing during 2013 are our unsecured credit facilities, totaling $270,000.  We pay interest only during the term of these facilities at a variable rate equal to either 300 basis points over LIBOR or 200 basis points over the Alternate Base Rate, in effect at the time of the borrowing.  As of September 30, 2010, the weighted average interest rate on outstanding draws on the line of credit facility was 4.53%, and the interest rate on the term loan was 4.50%.  These credit facilities require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2010, we were in compliance with these covenants.

(b)         We have guaranteed a mortgage for $2,700 and we would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document.

(c)          We have guaranteed a mortgage for approximately $19,300 and we would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document.

Included in the debt maturing in 2011 is $80,785 in principal amount outstanding on our convertible notes issued during 2006, which mature in 2026 (“Old Notes”).  They are included in 2011 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.  Included in the debt maturing in 2014 is $29,215 in principal amount outstanding on our convertible notes issued during 2010, which mature in 2029 (“New Notes”).  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.  The consolidated balance sheets are presented net of a fair value adjustment of $2.  During the nine months ended September 30, 2010, we completed a tender and exchange offer of our Old Notes, provided that the amount of cash to be used for this purpose did not exceed $15,000. The transaction resulted in us repurchasing $15,000 of notes at their face value and exchanging notes with a face value of $29,215 for new 5.0% convertible senior notes due 2029.

Our mortgages payable are secured by certain of our consolidated investment properties.  Mortgage loans outstanding as of September 30, 2010 were $390,357 and had a weighted average interest rate of 5.07%.  Of this amount, $349,867 had fixed rates ranging from 4.11% to 7.65% and a weighted average fixed rate of 5.22% as of September 30, 2010.  The remaining $40,490 of mortgage debt represented variable rate loans with a weighted average interest rate of 3.79% as of September 30, 2010.  Additionally, we had $380,000 of unsecured debt outstanding, comprised of our term loan, line of credit facility and the face value of our convertible notes with a weighted average interest rate of 4.57%.

As of September 30, 2010, $29,300 of indebtedness secured by our investment properties matures prior to year end.  Subsequent to the end of the quarter, we addressed debt of $9,200 by paying off the loans on two properties.  We have been in discussions with our lenders and based on these discussions and non-binding term sheets reflecting these discussions, we believe we will be able to refinance the remaining secured debt maturing in 2010.  We expect the average rates on the new borrowings will be approximately 100 to 200 basis points above average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance we will be able to complete these borrowings.

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009:

	2010	2009

Net cash provided by operating activities	$50,473	62,221

Net cash used in investing activities	$(3,083)	(625)

Net cash used in financing activities	$(44,535)	(58,985)

2010 Compared to 2009

Net cash provided by operating activities was $50,473 for the nine months ended September 30, 2010, as compared to $62,221 for the nine months ended September 30, 2009.  The decrease in cash provided by operating activities is due primarily to decreased cash from property operations.  See our discussion of results of operations for an explanation of the decreases related to property operations.  Additionally, the decrease is due to the contribution of properties to our joint venture with PGGM and properties sold during the nine months ended September 30, 2010.

Net cash used in investing activities was $3,083 for the nine months ended September 30, 2010, as compared to $625 for the nine months ended September 30, 2009.  The primary reason for the increase in cash used in investing activities was the use of $69,573 to purchase investment properties and $14,429 in additions to investment properties during the nine months ended September 30, 2010, as compared to no investment property acquisitions and $12,460 in additions to investment properties during the nine months ended September 30, 2009.  Partially offsetting this increase in cash used in investing activities is proceeds of $44,475 from the sale of investment properties during the nine months ended September 30, 2010, compared to proceeds of $7,712 during the nine months ended September 30, 2009.  Additionally, we invested $24,581 less in unconsolidated joint ventures during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

Net cash used in financing activities was $44,535 for the nine months ended September 30, 2010, as compared to $58,985 for the nine months ended September 30, 2009.  The primary reason for the decrease in cash used in financing activities was the use of $92,784 to repay certain mortgages payable and to repay draws on our line of credit during the nine months ended September 30, 2009, as compared the use of $146 to repay certain mortgages payable, partially offset by proceeds from our line of credit, term loan and mortgage loan proceeds during the nine months ended September 30, 2010.  Additionally, we used $15,483 to repurchase certain of our convertible notes during the nine months ended September 30, 2010, as compared to $31,040 during the nine months ended September 30, 2009.  Additionally, we paid $36,506 in distributions, partially offset by proceeds from the DRP of $1,962 during the nine months ended September 30, 2010, as compared to distribution payments of $43,258, partially offset by DRP proceeds of $5,650 during the nine months ended September 30, 2009.  The decrease in distributions paid and DRP proceeds is a result of a decrease in the per share amount paid in distributions and fewer participants in our DRP program.  Partially offsetting this decrease in cash used in financing activities was the issuance of shares, net of offering costs of $12,937 for the nine months ended September 30, 2010, as compared to $105,897 for the nine months ended September 30, 2009.

Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2010 and 2009, respectively.  At September 30, 2010, we had ownership interests in 32 single-user retail properties, 60 Neighborhood Centers, 22 Community Centers, 29 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the same three and nine month periods during each year.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and we are able to determine the effects of our new acquisitions on net income.  Net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.

A total of 116 of our investment properties satisfied these criteria during the periods presented and are referred to herein as “same store” properties.  These properties comprise approximately 9.8 million square feet.  In the table below, “other investment properties” includes activity from properties acquired during the nine months ended September 30, 2010, a property in which we took over ownership control from our joint venture partner, properties contributed to our joint ventures and activity from properties owned through our joint venture with IREX while they were consolidated.  Operations from properties acquired through this joint venture are recorded as consolidated income until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations and other comprehensive income.  The “same store” investment properties represent 94% of the square footage of our consolidated portfolio at September 30, 2010.  The following table presents the operating results, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three and nine months ended September 30, 2010 and 2009 along with reconciliation to net income (loss) available to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Rental income and tenant recoveries:
“Same store” investment properties, 116 properties
Rental income	$27,564	28,471	82,042	86,449
Tenant recovery income	9,081	10,034	30,358	31,343
Other property income	517	1,317	1,459	3,065
“Other investment properties”
Rental income	2,228	1,046	4,366	3,262
Tenant recovery income	590	357	1,516	1,371
Other property income	42	8	68	66
Total rental and additional rental income	$40,022	41,233	119,809	125,556

Property operating expenses:
“Same store” investment properties, 116 properties
Property operating expenses	$4,660	4,630	16,326	16,872
Real estate tax expense	7,852	7,735	24,339	22,907
“Other investment properties”
Property operating expenses	466	171	951	653
Real estate tax expense	767	283	1,339	853
Total property operating expenses	$13,745	12,819	42,955	41,285

Property net operating income
“Same store” investment properties	$24,650	27,457	73,194	81,078
“Other investment properties”	1,627	957	3,660	3,193
Total property net operating income	$26,277	28,414	76,854	84,271

Other income:
Straight-line rent	558	(125)	1,020	(567)
Amortization of lease intangibles	(77)	17	(130)	53
Other income	766	876	4,204	1,594
Fee income from unconsolidated joint ventures	915	679	2,422	2,514
Gain on sale of investment properties	—	—	—	341
Gain from change in control of investment properties	5,122	—	5,122	—
Gain on sale of joint venture interest	851	407	2,861	1,773
Gain on extinguishment of debt	—	882	—	6,931

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiary	(313)	1,297	(934)	895
Bad debt expense	(1,122)	(1,495)	(4,835)	(4,100)
Depreciation and amortization	(12,397)	(12,234)	(32,649)	(35,689)
General and administrative expenses	(3,258)	(3,240)	(10,485)	(9,689)
Interest expense	(10,751)	(8,058)	(25,535)	(26,263)
Impairment of investment securities	—	(156)	—	(2,660)
Provision for asset impairment	—	(2,095)	(17,991)	(3,918)
Equity in loss of unconsolidated ventures	(593)	(13,454)	(4,192)	(15,560)

Income (loss) from continuing operations	5,978	(8,285)	(4,268)	(74)
Income (loss) from discontinued operations	(521)	28	219	2,752
Net income (loss)	5,457	(8,257)	(4,049)	2,678

Less: Net income attributable to the noncontrolling interest	(70)	(121)	(232)	(296)

Net income (loss) available to common stockholders	$5,387	(8,378)	(4,281)	2,382

On a “same store” basis, (comparing the results of operations of the investment properties owned during the three and nine months ended September 30, 2010 with the results of the same investment properties during the three and nine months ended September 30, 2009), property net operating income decreased $2,807 with total rental and additional rental income decreasing $2,660 and total property operating expenses increasing $147 for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.  Property net operating income decreased $7,884 with total rental and additional rental income decreasing $6,998 and total property operating expenses increasing $886 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

Net income (loss) available to common stockholders increased $13,765 and decreased $6,663 for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively.

Rental income decreased $907 and $4,407, on a “same store” basis, for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively, primarily due to early termination of certain leases and tenant failures, longer abatement periods on new leases, certain tenant bankruptcies and rent relief granted during 2009, the full impact of which occurred in 2010.  Total rental income increased $275 and decreased $3,303 for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, reflecting an increase in rental income from our “other investment properties.”   This increase is a result of investment properties acquired during the three and nine months ended September 30, 2010.

Tenant recovery income decreased $953 and $985, on a “same store” basis, for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, primarily due to the same factors causing the decrease in rental income.  Total tenant recovery income decreased $720 and $840 reflecting increased recovery income for our “other investment properties.”

Other property income decreased $800 and $1,606, on a “same store” basis, for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively.  This decrease is due in most part to a decrease in lease termination fees and a decrease in late charges due from our tenants.

Real estate tax expense increased $117 and $1,432, on a “same store” basis, for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively.  During the nine months ended September 30, 2009, we adjusted our prior year expense estimates down based on actual tax bills received from the various taxing authorities.  A majority of our tax bills are due in arrears, and accordingly the adjustment revised our prior year estimate as well as adjusting our expectations for the current year.  The tax bills were lower than our original estimate due to success in negotiating reduced valuations on certain properties.  A similar adjustment was not necessary during the nine months ended September 30, 2010 as our estimates were consistent with the actual tax bills received.

Other income decreased $110 and increased $2,610 for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively.  The decrease during the three months is due to lower dividend income received from our investment securities portfolio as a result of sales of certain securities.  This decrease in income was partially offset by gains on sale related to securities sold during these periods.  The increase during the nine months is due to gains on sale of certain investment securities.  Additionally, during the nine months ended September 30, 2010, we were granted possession of a vacant building at our Orland Park Place Outlots investment property.  Previously, we had a ground lease with a restaurant operator.  Upon default by the tenant, we added this building to our portfolio, according to the lease terms, resulting in income of $890.

During the three and nine months ended September 30, 2010, we recorded a gain from change in control of investment properties of $5,122 related to Algonquin Commons, a property previously held through our joint venture with NYSTRS.

Gain on sale of joint venture interest increased $444 and $1,088 for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively.   This is due to increased gains on sale in connection with sales of interests in properties through our joint venture with IREX.

Gain on extinguishment of debt for the three and nine months ended September 30, 2009 was $882 and $6,931, respectively.  We did not record any such gain during the three and nine months ended September 30, 2010.  The gains in 2009 related to the repurchase of convertible notes at a discount to the contract amount.

Bad debt expense decreased $373 and increased $735 for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively.  We believe the change in bad debt expense during each period is a result of the current economic challenges facing our tenants.  We periodically review the collectability of outstanding receivables.  Allowances are taken for those balances that we have reason to believe may be uncollectable, including any amounts relating to straight-line rent receivables.  Amounts deemed to be uncollectable are written off.

Depreciation and amortization increased $163 and decreased $3,040 for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively, due in most part to the write off of tenant improvement assets, as a result of early lease terminations, tenant failures and increased vacancies during the three and nine months ended September 30, 2009.  Depreciation and amortization increased during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009 due to assets acquired during 2010.

Interest expense increased $2,693 and decreased $728 for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively.  The increase during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, is due primarily to increased interest rates charged on our unsecured credit facilities as a result of refinancing them earlier in 2010 and higher balances maintained during the period.  Interest expense on our unsecured credit facilities increased approximately $2,100 during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.  Additionally, interest expense increased due to gaining control of the Algonquin Commons property and including it in our consolidated portfolio.  Prior to gaining control of this property, the debt secured by this property was unconsolidated and not included in interest expense.  The decrease during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009 is primarily due to a decrease in interest on our mortgages payable, due to lower balances outstanding during the year.  This decrease was partially offset by the increase during the three months ended September 30, 2010.

Impairment of investment securities for the three and nine months ended September 30, 2009 was $156 and $2,660, respectively, due to recording non-cash charges related to declines in value of certain investment securities which were determined to be other than temporary.  We did not record any such impairment during the three and nine months ended September 30, 2010.

During the nine months ended September 30, 2010, we recorded a provision for asset impairment of $17,991, related to five development joint venture projects, to reflect the investments at fair value.  No impairment adjustments were necessary during the three months ended September 30, 2010.  During the three months ended September 30, 2009, we recorded a provision for asset impairment of $ 2,095 related to basis differences recorded for interest costs incurred for certain development projects that could have been avoided.  The nine months ended September 30, 2009 also includes an impairment of $1,823 related to one consolidated investment property and a portion of another.  Both properties were sold at prices below our current carrying value and required adjustment.

Equity in loss of unconsolidated joint ventures increased $12,861 and $11,368 for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively.  The increase for the three months is primarily due to impairment charges recorded during the three months ended September 30, 2009 related to three development joint venture properties.  The total impairment loss recorded was $24,469 at the joint venture level.  Our pro rata share of this loss, equal to $13,635, is included in this item on the accompanying consolidated statements of operations and other comprehensive income.  The increase for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009 was primarily due to lower impairment charges recorded during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, we recorded a total impairment loss of $5,550 at the joint venture level.  Our pro rata share of this loss, equal to $2,498, is included in this item on the accompanying consolidated statements of operations and other comprehensive income, as compared to the impairment losses described above for the nine months ended September 30, 2009.

Captive Insurance

We are a member of a limited liability company formed as an insurance association captive (the “Captive”), which is owned in equal proportions with three other REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland Diversified Real Estate Trust, Inc. and us.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  The Captive was formed to initially insure/reimburse the members’ deductible obligations for the first $75 above the insured’s maintenance deductible of $10 of property insurance and $100 of general liability insurance.  We entered into the Captive to stabilize our insurance costs, manage our exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a variable interest entity (“VIE”) and we are not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.  We were not required to make additional capital contributions to this entity during the nine months ended September 30, 2010 and the year ended December 31, 2009.

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

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at September 30, 2010	Investment in and advances to unconsolidated joint ventures at September 30, 2010	Investment in and advances to unconsolidated joint ventures at December 31, 2009

IN Retail Fund LLC	50%	$27,501	48,779
NARE/Inland North Aurora I, II & III (a)	45%	13,889	23,867
Oak Property and Casualty	25%	1,310	1,128
TMK/Inland Aurora Venture LLC (a)	40%	2,918	5,589
PDG/Tuscany Village Venture LLC (a)	15%	3	6,767
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC	85%	17,697	16,416
TDC Inland Lakemoor LLC (a)	48%	21	2,851
INP Retail LP	55%	34,487	—
IRC/IREX Venture LLC	(b)	5,663	19,792
IRC/IREX Venture II LLC	(b)	4,119	—

Investment in and advances to joint ventures		$107,608	125,189

(a)                                  The profit/loss allocation percentage is allocated after the calculation of our preferred return.

(b)                                 Our profit/loss allocation percentage varies based on the amount of interest we hold in the properties that are in the selling process.

The unconsolidated joint ventures had total outstanding debt in the amount of $375,644 (total debt, not our pro rata share) at September 30, 2010 that matures as follows:

Joint Venture Entity	2010 (a)	2011 (a)	2012	2013	2014	Thereafter	Total

IN Retail Fund LLC	$—	55,555	47,300	34,013	11,868	22,000	170,736
NARE/Inland North Aurora I (b)	—	17,469	—	—	—	—	17,469
NARE/Inland North Aurora II	—	3,550	—	—	—	—	3,550
NARE/Inland North Aurora III	—	13,819	—	—	—	—	13,819
PDG/Tuscany Village Venture (c)	9,052	—	—	—	—	—	9,052
PTI Ft. Wayne LLC (d)	313	14,800	—	—	—	—	15,113
PTI Boise LLC (e)	—	—	2,700	—	—	—	2,700
PTI Westfield LLC (f)	7,500	—	—	—	—	—	7,500
TDC Inland Lakemoor LLC (g)	22,105	—	—	—	—	—	22,105
INP Retail LP	—	—	—	—	—	14,300	14,300
IRC/IREX Venture LLC	—	—	—	90,300	—	—	90,300
IRC/IREX Venture II LLC	—	—	—	—	—	9,000	9,000

Total unconsolidated joint venture debt	$38,970	105,193	50,000	124,313	11,868	45,300	375,644

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

(d)         This loan matures in June 2011.  We have guaranteed approximately $7,600 of this outstanding loan.

(e)          This loan matures in October 2012.  In September 2009, we purchased the mortgage from the lender at a discount and became a lender to the joint venture.

(f)            This loan matures in December 2010.  We have guaranteed approximately $1,400 of this outstanding loan.

(g)         This loan matures in November 2010.  We have guaranteed approximately $5,400 of this outstanding loan.  The joint venture is currently engaged in discussions with the lender to extend this debt.

We have guaranteed approximately $15,500 of unconsolidated joint venture debt as of September 30, 2010.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  We would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents, unless the default is otherwise waived.  We are required to estimate the fair value of these guarantees and record a corresponding liability.  We have determined that the fair value of such guarantees are immaterial as of September 30, 2010 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

Our proportionate share of the earnings or losses from these ventures is reflected as equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, we earn fees for providing property management, leasing and acquisition activities to these ventures.  We recognize fee income equal to our joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income.  During the three and nine months ended September 30, 2010, we earned $915 and $2,422 in fee income from our unconsolidated joint ventures, as compared to $679 and $2,514 for the three and nine months ended September 30, 2009.    This fee income fluctuated due in most part to acquisition fees related to sales on properties sold through our joint venture with IREX.  Acquisition fees are earned on the IREX joint venture properties as the interests are sold to the investors.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by us are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  Differences between our investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture’s property assets.  During the nine months ended September 30, 2010 and 2009, we recorded $1,183, and $1,075, respectively, of amortization of this basis difference.

During the nine months ended September 30, 2010, our joint venture with IREX acquired four investment properties.  The joint venture is in various stages of selling properties acquired in 2008.  During the nine months ended September 30, 2010, we earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  We, and our joint venture partner, agreed to temporarily waive the management fees that may be charged on the Bank of America properties.  We intend to reinstate these fees gradually over the next two to three years.   Additionally, in conjunction with the sales, we recorded gains of approximately $851 and $2,861, for the three and nine months ended September 30, 2010, respectively, as compared to $407 and $1,773 for the three and nine months ended September 30, 2009.  These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

On June 7, 2010, we formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  This joint venture may acquire up to $270,000 of grocery-anchored and community retail centers in Midwestern U.S. markets.  During the nine months ended September 30, 2010, PGGM contributed $20,000 of equity and we completed our initial contribution of four retail centers with an approximate gross value of $45,000 to the joint venture.  The equity contributed by PGGM will be held in the joint venture and used and our equity contribution towards future acquisitions.  After the initial investment, the joint venture agreement provides that, subject to the conditions described in the governing joint venture documents being satisfied, we will contribute additional assets from our consolidated portfolio and PGGM will contribute additional equity to the venture as new acquisitions are identified.  During the nine months ended September 30, 2010, we sold The Point at Clark, which we had purchased earlier in 2010, to the PGGM joint venture.  In conjunction with this sale, PGGM contributed approximately $6,500 to the joint venture, and we used approximately $8,000 of the proceeds from the initial contributions to the venture.  Total proceeds of $14,500 were paid by the joint venture to us as reimbursement of our original purchase price.  Under the terms of the agreement, PGGM’s potential equity contribution to the venture may total up to $130,000.  As of September 30, 2010, PGGM’s remaining commitment is approximately $103,000.  The joint venture expects to acquire additional assets using leverage consistent with our existing business plan during the next two years.  PGGM owns a forty-five percent equity ownership interest and we own a fifty-five percent interest in the venture.  We are the managing partner of the venture and earn fees for asset management, property management, leasing and other services provided to the venture.

During the nine months ended September 30, 2010, we took control of Algonquin Commons, a property previously held through our joint venture with NYSTRS.  Prior to the change in control, we accounted for our investment in this property as an unconsolidated entity.

Our control of Algonquin Commons was accounted for as a business combination, which required us to record the assets and liabilities of Algonquin Commons at fair value.  We valued the property using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the property.  We estimated fair value of the debt by discounting the future cash flows of the instrument at a rate currently offered for similar debt instruments.  NYSTRS was required to pay us approximately $12,000 and in return, we are required to indemnify NYSTRS if they were ever required to perform under their guarantee.  This consolidation resulted in a gain to us of $5,122 which is reflected as gain from change in control of investment properties on the accompanying consolidated statements of operations and other comprehensive income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investment properties	$102,103
Other assets	1,642
Total assets acquired	$103,745
Mortgages payable	91,035
Other liabilities	2,610
Net assets acquired	$10,100

The following table summarizes the investment in Algonquin Commons.

Investments in and advances to unconsolidated joint ventures at June 30, 2010	$16,864
Gain from change in control of investment properties	5,122
Cash received	(11,886)
Net assets acquired at July 1, 2010	$10,100

When circumstances indicate there may have been a loss in value of an equity method investment, we evaluate the investment for impairment by estimating our ability to recover our investments from future expected cash flows. If we determine the loss in value is other than temporary, we will recognize an impairment charge to reflect the investment at fair value.  The total impairment loss is recorded at the joint venture level.   Our pro rata share of the loss is included in equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  During the nine months ended September 30, 2010 and 2009, the following impairment losses are included in equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
Joint Venture Entity	Total impairment	Company’s pro rata share	Total impairment	Company’s pro rata share

NARE/Inland North Aurora I	$(5,550)	(2,498)	—	—
NARE/Inland North Aurora II	—	—	(3,181)	(1,431)
NARE/Inland North Aurora III	—	—	(4,276)	(1,924)
PTI Westfield LLC	—	—	(5,713)	(4,856)
TDC Inland Lakemoor LLC	—	—	(11,299)	(5,424)

	$(5,550)	(2,498)	(24,469)	(13,635)

In addition to the impairment charges above, during the nine months ended September 30, 2009, we recorded $2,095 in impairment loss related to basis differences recorded for interest costs incurred for each project that could have been avoided.  This loss is included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.  No impairment charges related to basis differences were required during the nine months ended September 30, 2010.

Additionally, during the nine months ended September 30, 2010, we determined that, based on the fair value of the related properties, portions of our investments in certain properties were unrecoverable and that the entire investment in PDG/Inland Tuscany Village Venture LLC and TDC Inland Lakemoor LLC were not recoverable.  Therefore, the following impairment losses were recorded to reflect the investments at fair value and are included in provision for asset impairment for the nine months ended September 30, 2010 on the accompanying consolidated statements of operations and other comprehensive income.  No impairment adjustments were required or recorded during the nine months ended September 30, 2009.

Joint Venture Entity	Nine months ended September 30, 2010

NARE/Inland North Aurora I	$3,933
NARE/Inland North Aurora II	1,500
NARE/Inland North Aurora III	2,584
PDG/Tuscany Village Venture LLC	6,807
TDC Inland Lakemoor LLC	3,167

$17,991

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

The projects considered active projects are Savannah Crossing in Aurora, Illinois, North Aurora Phase I, Orchard Crossing in Fort Wayne, Indiana, and Southshore Shopping Center in Boise, Idaho.  Construction is essentially complete at Savannah Crossing and Orchard Crossing and Southshore Shopping Center is a redevelopment of an existing building.

The remaining development properties are categorized as land held for future development.  These include North Aurora Phase II and III in North Aurora, Illinois, Shops at Lakemoor in Lakemoor, Illinois, Lantern Commons in Westfield, Indiana, and Tuscany Village in Paradise, Florida.  We will deploy capital for construction to land held for development only when we have signed commitments from retailers.

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

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009

Net income (loss) available to common stockholders	$5,387	(8,378)	(4,281)	2,382
(Gain) loss on sale of investment properties	138	—	(383)	(2,349)
Gain from change in control of investment properties	(5,122)	—	(5,122)	—
Equity in depreciation and amortization of unconsolidated joint ventures	3,229	3,951	10,169	12,458
Amortization on in-place lease intangibles	1,990	564	3,124	2,230
Amortization on leasing commissions	280	283	806	1,111
Depreciation, net of noncontrolling interest	10,066	11,472	28,823	32,718

Funds From Operations	$15,968	7,892	33,136	48,550

Net income (loss) available to common stockholders per weighted average common share — basic and diluted	$0.06	(0.10)	(0.05)	0.03

Funds From Operations, per weighted average common share — basic and diluted	$0.19	0.09	0.39	0.63

Weighted average number of common shares outstanding, basic	85,787	84,292	85,518	76,454

Weighted average number of common shares outstanding, diluted	85,876	84,356	85,601	76,512

Distributions declared	$12,023	12,021	36,380	41,836
Distributions per common share	$0.14	0.14	0.42	0.55

Items impacting FFO:

Gain on extinguishment of debt	—	(882)	—	(6,931)
Provision for asset impairment	—	2,095	17,991	3,918
Impairment of investment securities	—	156	—	2,660
Provision for asset impairment included in equity in loss of unconsolidated joint ventures	—	13,635	2,498	13,635
Provision for income taxes:
Tax expense related to current impairment charges, net of valuation allowance	—	(1,638)	147	(1,638)

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

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009

Income (loss) from continuing operations	$5,978	(8,285)	(4,268)	(74)
Gain on sale of property	(45)	(847)	(45)	(1,188)
Gain from change in control of investment property	(5,122)	—	(5,122)	—
Net income attributable to noncontrolling interest	(70)	(121)	(232)	(296)
Income (loss) from discontinued operations, excluding gains	(383)	28	(164)	744
Income tax (benefit) expense of taxable REIT subsidiary	313	(1,297)	934	(895)
Interest expense	10,751	8,058	25,535	26,263
Interest expense associated with discontinued operations	255	154	555	462
Interest expense associated with unconsolidated joint ventures	2,118	2,813	7,702	8,676
Depreciation and amortization	12,397	12,234	32,649	35,689
Depreciation and amortization associated with discontinued operations	87	173	435	638
Depreciation and amortization associated with unconsolidated joint ventures	3,218	3,952	10,158	12,459

EBITDA	$29,497	16,862	68,137	82,478

Total Interest Expense	$13,124	11,025	33,792	35,401

EBITDA: Interest Expense Coverage Ratio	$2.2 x	1.5 x	2.0 x	2.3 x

Items impacting EBITDA

Gain on extinguishment of debt	—	(882)	—	(6,931)
Provision for asset impairment	—	2,095	17,991	3,918
Impairment of investment securities	—	156	—	2,660
Provision for asset impairment included in equity in loss of unconsolidated joint ventures	—	13,635	2,498	13,635

Subsequent Events

On October 18, 2010, we paid a cash distribution of $0.0475 per share on the outstanding shares of our common stock to stockholders of record at the close of business on September 30, 2010.

On October 18, 2010, we announced that we had declared a cash distribution of $0.0475 per share on the outstanding shares of our common stock.  This distribution is payable on November 17, 2010 to the stockholders of record at the close of business on November 1, 2010.

On October 25, 2010, our joint venture with PGGM purchased Diffley Marketplace from an unaffiliated third party for approximately $11,900.  Simultaneously with the closing, the joint venture obtained secured financing on this property in the amount of $5,800.  The property is located in Eagan, Minnesota and contains 62,576 square feet of leaseable area.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2010 we had no derivative instruments.  We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  We will generally only enter into derivative transactions that satisfy the aforementioned criteria.

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

	2010 (a)	2011 (a) (b)	2012	2013 (c)	2014 (d)	Thereafter	Total	Fair Value (e)

Fixed rate debt	$29,632	176,599	57,890	3,143	162,883 (g)	29,720	459,867	463,631
Weighted average interest rate	4.80%	4.62%	5.22%	—	5.27%	6.91%	5.10%	—

Variable rate debt	$134	415	33,741 (f)	270,000	6,200	—	310,490	313,284
Weighted average interest rate	—	—	4.35%	4.51%	0.66%	—	4.42%	—

(a)          Approximately $102,040 of our mortgages payable mature prior to October 2011.  Subsequent to the end of the quarter, we addressed debt of approximately $9,000 by paying off the loans on two properties.  We have been in discussions with our lenders and based on these discussions and non-binding term sheets reflecting these discussions, we believe we will be able to refinance the remaining secured debt maturing in 2010.  We expect the average rates on the new borrowings will be approximately 100 to 200 basis points above the average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance we will be able to complete these borrowings

(b)         Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $80,785.  The consolidated balance sheets are presented net of a fair value adjustment of $1,933.

(c)          Included in the debt maturing during 2013 are our unsecured credit facilities, totaling $270,000.  We pay interest only during the term of these facilities at a variable rate equal to either 300 basis points over LIBOR or 200 basis points over the Alternate Base Rate, in effect at the time of the borrowing.  As of September 30, 2010, the weighted average interest rate on outstanding draws on the line of credit facility was 4.53%, and the interest rate on the term loan was 4.50%.  These credit facilities require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2010, we were in compliance with these covenants.

(d)         Included in the debt maturing in 2014 is our convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets are presented net of a fair value adjustment of $1,931.

(e)          The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

(f)            We have guaranteed a mortgage for $2,700 and we would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document, unless the default is otherwise waived.

(g)         We have guaranteed a mortgage for $19,300 and we would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document, unless the default is otherwise waived.

The table above does not reflect indebtedness incurred after September 30, 2010.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness, fixed rate debt that matures and needs to be refinanced and hedging strategies used to reduce the impact of any increases in rates.

At September 30, 2010, approximately $310,490, or 40%, of our debt has variable interest rates averaging 4.42%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $582 for the nine months ended September 30, 2010.

Equity Price Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices is a result of our investment in securities.  At September 30, 2010, our investment in securities, classified as available for sale, totaled $8,150.  The carrying values of investments in securities subject to equity price risks are based on quoted market prices as of the date of the consolidated balance sheets.  Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  Fluctuation in the market price of a security may result from any number of factors including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments and general market conditions.  Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.  We do not engage in derivative or other hedging transactions to manage our equity price risk.

Other than temporary impairments on our investment in securities were $156 and $2,660 for the three and nine months ended September 30, 2009.  No such impairments were required or recorded for the three and nine months ended September 30, 2010.  We believe that our investments will continue to generate dividend income and, as the stock market recovers, we have begun to recognize gains on sale.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of September 30, 2010, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

We are not party to, and none of our properties is subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference:

Item No. Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (2)

4.1	Specimen Stock Certificate (3)

4.2	Dividend Reinvestment Plan of the Registrant (4)

4.3	First Supplemental Indenture, dated as of May 17, 2010, by and among Inland Real Estate Corporation and Wells Fargo Bank, National Association, as trustee (5)

4.4	5.0% Convertible Senior Notes due 2029, dated August 10, 2010 between Inland Real Estate Corporation and Wells Fargo Bank, National Association, as trustee (6)

4.5	Form of 5.0% Convertible Senior Note due 2029 (7)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101

The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2010, filed with the Securities and Exchange Commission on November 8, 2010, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (6)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

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

(6)

Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 16, 2010 (file number 001-32185)

(7)

Incorporated by reference to Exhibit A of Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 16, 2010 (file number 001-32185)

(8)

The XBRL related information in Exhibit 101 to this Quarterly Report of Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into nay filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(*)	Filed as part of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris
President and Chief Executive Officer (principal executive officer)
Date:	November 4, 2010

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and Accounting officer)
Date:	November 4, 2010

Exhibit Index

Item No. Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (2)

4.1	Specimen Stock Certificate (3)

4.2	Dividend Reinvestment Plan of the Registrant (4)

4.3	First Supplemental Indenture, dated as of May 17, 2010, by and among Inland Real Estate Corporation and Wells Fargo Bank, National Association, as trustee (5)

4.4	5.0% Convertible Senior Notes due 2029, dated August 10, 2010 between Inland Real Estate Corporation and Wells Fargo Bank, National Association, as trustee (6)

4.5	Form of 5.0% Convertible Senior Note due 2029 (7)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101

The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2010, filed with the Securities and Exchange Commission on November 8, 2010, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (6)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

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

(6)

Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 16, 2010 (file number 001-32185)

(7)

Incorporated by reference to Exhibit A of Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 16, 2010 (file number 001-32185)

(8)

The XBRL related information in Exhibit 101 to this Quarterly Report of Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into nay filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(*)	Filed as part of this document.