Form 10-K
period 2010-12-31
INLAND REAL ESTATE CORP
filed 2011-02-28
CIK 923284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2010

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

Title of each class:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of June 30, 2010, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $591,310,907.

As of February 23, 2011 there were 87,884,137 shares of common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant’s proxy statement for the annual stockholders meeting to be held in 2011 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

PART I

Item 1.  Business

General

Inland Real Estate Corporation, a Maryland corporation, was formed on May 12, 1994.  We are a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly or through our unconsolidated entities) open-air neighborhood, community and power shopping centers and single-tenant retail properties located primarily in Midwest markets.

In this report, all references to “we,” “our” and “us” refer collectively to Inland Real Estate Corporation and its consolidated subsidiaries.  All amounts in this Form 10-K are stated in thousands with the exception of per share amounts, per square foot amounts, square feet, number of properties, number of states, number of leases and number of employees.

Approximately sixty-six percent of our total retail portfolio (consolidated plus unconsolidated) gross leasable area (“GLA”) is located in the Chicago Metropolitan Statistical Area (“MSA”), with our second largest market concentration being approximately eighteen percent in the Minneapolis-St. Paul MSA.  Tenants at our retail properties primarily provide “everyday” goods and services to consumers.  The primary drivers of our internal income growth are rental rate increases over expiring rates on new and renewal leases and cost savings from operational efficiencies.  As of December 31, 2010, we owned interests in 142 investment properties, including those owned through our unconsolidated joint ventures, comprised of:

•                  Sixty-one neighborhood retail centers totaling approximately 4,019,000 gross leasable square feet;

•                  Twenty-two community centers totaling approximately 2,985,000 gross leasable square feet;

•                  Twenty-nine power centers totaling approximately 4,560,000 gross leasable square feet;

•                  One lifestyle center totaling approximately 547,000 gross leasable square feet; and

•                  Twenty-nine single-user properties totaling approximately 1,392,000 gross leasable square feet.

Management has implemented external growth initiatives that utilize our financing, acquisition, leasing and property management expertise to drive incremental income growth.  Our external growth initiatives consist of four types of unconsolidated joint venture activities:  a joint venture with Inland Private Capital Corporation (“IPCC”), formerly Inland Real Estate Exchange Corporation, through which we source, acquire and manage properties for 1031 tenant-in-common (“TIC”) or Delaware Statutory Trust (“DST”) buyers; asset-based joint ventures with New York State Teachers Retirement System (“NYSTRS”) and PGGM Private Real Estate Fund (“PGGM”), through which we source, acquire and manage Midwest retail properties; and development joint ventures with established developers to build, lease and operate shopping centers primarily within our core Midwest markets.

Our asset-based ventures with NYSTRS and PGGM enable us to generate fee income via the acquisition, leasing, and property management services we provide to the ventures.  The NYSTRS joint venture was formed in 2004 and acquired $312,000 of stabilized retail assets in Midwest markets.  Subsequent to the change in control transaction involving Algonquin Commons during 2010, the joint venture owns $158,000 of retail assets.  The joint venture does not intend to acquire additional assets at this time.  The joint venture agreement expires on October 8, 2011 but we are currently in discussions with our partner to extend this joint venture relationship.

The PGGM joint venture was formed in June 2010 to acquire up to $270,000 of grocery-anchored and community retail centers in Midwestern U.S. markets. As of December 31, 2010, the PGGM joint venture has invested approximately $42,000 in retail assets.

Our joint venture with IPCC, formed in 2006, leverages our respective skill sets to access the growth potential of the 1031 TIC and DST market and increase our fee income.  In accordance with the agreement, we source properties and provide financing, acquisition and asset management expertise through the venture, while IPCC provides syndication expertise and access to a large broker/dealer network which markets the properties to TIC and DST buyers.  We believe our joint venture with IPCC enables us to effectively manage our resources due to the revolving nature of the investment capital and is a capital-efficient means to generate additional acquisition fee income and a long-term management fee income stream for managing properties for TIC and DST owners.  This fee income has proven to be particularly valuable when market turmoil impacts core portfolio performance.

Our development joint ventures with five independent partners were designed to leverage what we believe are the unique strengths of each development team, while potentially diversifying our risk.  Our development partners have historically identified opportunities, assembled and completed the entitlement process for the land, and gauged national “big box” retailer interest in the location before bringing the project to us for right of first refusal.  We typically contribute financing, leasing, and property management expertise to enhance productivity of the new developments and are typically entitled to earn a preferred return on our portion of invested capital.  As noted herein, the retail sector is experiencing significant stress resulting in considerable declines in leasing activity and deferral of retailer expansion plans, which has had a negative impact on our development joint venture projects.

Competition

In seeking new investment opportunities, we compete with other real estate companies, some of which may have greater financial resources than us.  At our current investment properties, we compete with other owners of similar properties for tenants.  There is no assurance that we will be able to successfully compete with these other owners in development, acquisition and leasing activities in the future.

Our business is competitive.  We compete with other property owners on the basis of location, rental rates, operating expenses, visibility, quality of the property, volume of traffic, strength and name recognition of other tenants at each location and other factors.  These factors affect the level of occupancy and rental rates that we are able to achieve at our investment properties.  In addition, our tenants compete against other forms of retailing such as catalog companies and e-commerce websites that offer similar retail products.  To remain competitive, we evaluate all of the factors affecting our centers and try to position them accordingly.  We believe that retailers consider consumer demographics; quality, design and location of properties; the diversity of the retailers and anchor tenants at our investment property locations; management and operational expertise; and rental rates, when making their leasing decisions.  Considering these factors, we believe the overall quality and location of our individual properties allow us to effectively compete for retailers in our markets.  Because our revenues are linked to our tenant’s success, we are indirectly affected by the same competitive factors that our tenants experience.

Segments

We assess and measure operating results on an individual property basis.  Since all of our investment properties exhibit highly similar economic characteristics, generally have tenants that offer products catering to the day-to-day living needs of individuals and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.  See footnote 17 to the accompanying consolidated financial statements for a discussion of our segment reporting.  Information for each of the last five fiscal years about revenues, a measure of income and total assets, can be found in Item 6 of this Form 10-K.

Tax Status

We have qualified and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for federal income tax purposes commencing with the tax year ended December 31, 1995.  Since we qualify for taxation as a REIT, we generally are not subject to federal income tax on taxable income that is distributed to stockholders.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to stockholders, subject to certain adjustments.  If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal and state income taxes on our taxable income at regular corporate tax rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income.

We engage in certain activities through Inland Venture Corporation (“IVC”) and Inland Exchange Venture Corporation (“IEVC”), wholly-owned taxable REIT subsidiaries (“TRS”).  These entities engage in activities that would otherwise not be permitted for a REIT.  The TRS entities are subject to federal and state income and franchise taxes from these activities.

Employees

As of December 31, 2010, we employed a total of 113 people, none of whom are represented by a union.

Environmental Matters

We review and monitor compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment.  For the year ended December 31, 2010, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate incurring material amounts during the remainder of the current fiscal year or the year ending December 31, 2012.

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

Green Initiatives

We are a member of the U.S. Green Building Council (“USGBC”), which allows us the ability to monitor and comment on conservation and sustainability trends in the marketplace.  We made a commitment to improving energy efficiency since sustainability became a national concern and long before Leadership in Energy and Environmental Design (“LEED”) certification became possible for existing buildings and operations.  Over the past decade, many initiatives have been undertaken at the centers we manage that have resulted in reductions of energy consumption, waste and improved maintenance cycles.  Also, the savings we have obtained through the implementation of these initiatives makes our properties more competitive in the leasing marketplace.  Some initiatives that we have implemented are:

•                  Locally grown drought and salt tolerant native grasses and perennials are utilized with smart irrigation controllers ensuring lower fuel waste for delivery, plant materials that can thrive in the environment and reduced water usage.

•                  Electric timers allow each light pole to be remotely activated as needed with up to 30% turned off by midnight.  New pulse start ballasts and bulbs are being phased in to replace old ballasts.  New fixture head designs and configurations improve the quality of lighting at the same or less wattage.  Electricity savings results in a payback of three years.

•                  New HVAC equipment is specified at a minimum of 12 SEER (Seasonal Energy Efficiency Ratings) and economizers to reduce mechanical cooling loads and variable speed blowers reduce energy consumption.

•                  Roof replacements are being specified with minimum R-19 insulation and TPO (Thermoplastic Polyolefin) membrane systems to reduce cooling loads and improve heat retention.

•                  Alternative transportation is supported through the use of bicycle racks at all shopping centers and establishment of public bus stops on or adjacent to properties.

•                  Many national tenants have implemented their own initiatives including the use of energy management systems, use of more natural lighting, reduction of waste production, improved recycling programs and use of more renewable source materials.

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

Executive Officers

The following sets forth certain information with regard to our executive officers as of January 1, 2011:

Mark E. Zalatoris, 53.  President and Chief Executive Officer.  Mr. Zalatoris became a full-time employee in July 2000 and was promoted to president and chief executive officer in April 2008.

Brett A. Brown, 46.  Senior Vice President, Chief Financial Officer, and Treasurer.  Mr. Brown joined us in May 2004.

Beth Sprecher Brooks, 56.  Senior Vice President, General Counsel and Secretary.  Ms. Brooks joined us in November 2002 and became our general counsel in 2006.

William W. Anderson, 52.  Vice President — Transactions.  Mr. Anderson joined us in July 2000.

D. Scott Carr, 45.  President of Inland Commercial Property Management, Inc. (“ICPM”).  Mr. Carr has been employed by ICPM since 1994.  We acquired ICPM in July 2000.

Kristi A. Rankin, 45.  Senior Vice President of ICPM.  Ms. Rankin has been employed by ICPM since 1994.  We acquired ICPM in July 2000.

Certifications

We have filed with the SEC the chief executive officer and chief financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  In addition, we have filed the certification of our chief executive officer with the New York Stock Exchange (“NYSE”) for 2010 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.  Our chief executive officer certified that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of the date of the certification.

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

Severe dislocation in the global credit market has had a negative impact on our performance.  The U.S. and global credit markets experienced severe dislocations and liquidity disruptions during the previous two years.  These conditions have negatively impacted the financial condition of certain of our tenants as well as their ability to pay us rent.  We believe the risks associated with our business, including but not limited to, tenant defaults and vacancies increase during periods of economic slow down or recession, particularly if these periods are accompanied by declining values in real estate.  Although there have been signs of recovery, certain tenants are still finding it difficult to obtain financing for their businesses.  A slow recovery or another recession could negatively impact the value of our assets further, as well as increase the number of tenants defaulting under their leases and generally lower demand for our space.  This could lead to an increase in the demand for rental concessions, tenant improvement expenditures and reduced rental rates, some or all of which demands we might have to concede in an attempt by us to maintain or minimize any decrease in tenant occupancy.

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

Leases on approximately 8% of total leased square feet in our consolidated portfolio and approximately 9% in our unconsolidated portfolio expire during 2011.  As leases expire, we may not be able to renew or re-lease space at rates comparable to, or better than, the rates contained in the expiring leases, or at all.  Leases on approximately 884,000 square feet, or approximately 8% of total leased square feet of approximately 10,569,000 in our consolidated portfolio, will expire prior to December 31, 2011.  Leases on approximately 276,000 square feet, or approximately 9% of total leased square feet of approximately 2,933,000 in our unconsolidated portfolio based on our percent ownership, will expire prior to December 31, 2011.  If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, revenues at the impacted properties will decline.  Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases.

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

The recent market disruptions may adversely affect the value of our investment properties.  The recent market volatility will likely make the valuation of our investment properties and those of our unconsolidated joint ventures more difficult.  There may be significant uncertainty in the valuation, or in the stability of the value of our investment properties and those of our unconsolidated joint ventures, that could result in a substantial decrease in the value of our properties and those of our unconsolidated joint ventures.  As a result, we may not be able to recover the carrying amount of our properties and/or our investment in our unconsolidated joint ventures and we may be required to recognize an impairment charge, which would reduce our reported earnings.  For example, although no impairment charges to consolidated properties were recorded or required during the year ended December 31, 2010, during the years ended December 31, 2009 and 2008, we recorded approximately $1,824 and $666, respectively, of such impairment charges related to certain consolidated properties that were subsequently sold at prices below their current carrying values and required adjustment.  Similarly, during the year ended December 31, 2009, we recorded approximately $2,872 in impairment charges related to basis differences for interest costs incurred for certain development projects and during the years ended December 31, 2010 and 2009, we recorded approximately $2,498 and $14,753, respectively, amounts equal to our pro rata share of impairment charges on certain unconsolidated development joint venture projects to reflect the investments at fair value.  No impairments of our unconsolidated joint ventures were required or recorded during the year ended December 31, 2008.

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.  The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines for lease accounting. The FASB and IASB (collectively, the “Boards”) issued an Exposure Draft on August 17, 2010 (the “Exposure Draft”), which proposes substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Draft will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms of new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenants’ balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk or shorter lease terms, which may negatively impact our operations and ability to pay distributions.

The Exposure Draft does not include a proposed effective date; however, the Boards plan to issue a final standard regarding lease accounting in 2011.

General Investment Risks

Our investment in preferred and common equity securities have, and may in the future, negatively impact our results.  To enhance the yields available to us on our cash balances, we have invested in a portfolio of preferred and common equity securities issued by other REIT and non-REIT companies.  As of December 31, 2010, the balance of our investment securities was $9,053, net of an unrealized gain of $3,240.  Due to the well publicized severe dislocations and liquidity disruptions that recently took place in the U.S. and global credit and equity markets, the trading price of these securities declined significantly from our original purchase price.  As a result, for the years ended December 31, 2009 and 2008, we recorded other than temporary impairment charges of approximately $2,660 and $12,043, respectively, related to our investment in these securities.  The other than temporary impairment charge was determined primarily based upon the length of time over which these securities had experienced a decline in market value and their ability to recover in the near term, as well as the severity of the decline.  No such impairment charges were recorded or required for the year ended December 31, 2010, but we may have to recognize impairment charges or losses related to these investments in future periods.

If we pay distributions that exceed our cash flow from operations, we will have less funds available for other purposes and the amount of distributions may not be sustainable.  For the year ended December 31, 2010, we paid distributions totaling approximately $48,885.  Our net cash provided by operating activities was approximately $59,523. For the year ended December 31, 2009, we paid distributions totaling approximately $55,288.  Our net cash provided by operating activities was approximately $71,051.  To the extent that net cash provided by operating activities declines further we may be forced to consider reducing our distributions or the amount that we pay in cash in order to preserve a cushion between the amount of cash distributions paid and net cash provided by operating activities.  To the extent that we pay cash distributions exceeding net cash provided by operating activities, we will have less cash available for other purposes including acquiring new investment properties, funding capital expenditures on existing investment properties, funding cash requirements for our various joint ventures or repaying debt.  If these other requirements cannot be reduced, we will likely be forced to reduce the amount of our cash distributions.

We have changed the amount of our distributions in the past and may change our distribution policy in the future.  Recognizing the need to maintain maximum financial flexibility in light of the state of the capital markets and considering the dilutive impact of issuing additional shares, we reduced the amount we paid monthly in dividends in 2009 to an annualized amount equal to our estimated taxable income for 2009.  Beginning in 2010, we have gone back to paying monthly cash distributions in a fixed amount.  As of the date of this filing, the last declared distribution amount was $0.0475 per common share.  We expect to continue to pay monthly cash dividends at this rate in 2011, but we may change our distribution policy again at any time in the future.

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

Our shareholders have experienced dilution as a result of our recent offerings and they may experience further dilution if we issue additional common stock.  The issuance of common stock in our offering completed in May 2009 and our current at-the-market (“ATM”) issuance program have, and will have, a dilutive effect on our earnings per share.  Any additional future issuances of common stock will also further reduce the percentage of our common stock owned by investors who do not participate in those future issuances.  Shareholders are not entitled to vote on whether or not we issue additional common stock.  In addition, depending on the terms and pricing of an additional offering of our common stock and the value of our properties, our shareholders may experience dilution in both the book value and fair value of their shares.

Our objectives may conflict with those of our joint venture partners.  We own certain of our investment properties, through joint ventures with third parties.  In some cases, we control the joint venture and in some cases we are a minority partner.  Investments in joint ventures involve risks that are not otherwise present with properties which we own entirely.  For example, a joint venture partner may file for bankruptcy protection or may have economic or business interests or goals which are inconsistent with our goals or interests.  Further, although we may own a controlling interest in a joint venture and may have authority over major decisions such as the sale or refinancing of investment properties, we may have fiduciary duties to the joint venture partners or the joint venture itself that may cause, or require, us to take or refrain from taking actions that we would otherwise take if we owned the investment properties outright.  Certain joint venture commitments require us to invest cash in non-operating property under development and in properties that do not necessarily meet our investment criteria but which are offered for syndication through our joint venture with IPCC.  In some cases, capital has been committed for periods longer than expected, for example, when development or syndication takes longer than anticipated.

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

Financing Risks

We often need to borrow money to finance our business.  Our ability to internally fund operating or capital needs is limited since we must distribute at least 90% of our taxable income, subject to certain adjustments, to stockholders to qualify as a REIT.  Consequently, we may have to borrow money to fund operating or capital needs or to satisfy the distribution requirements, imposed by the Code, to maintain status as a REIT.  Borrowing money exposes us to various risks.  For example, our investment properties may not generate enough cash to pay the principal and interest obligations on loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan.  As of December 31, 2010, we owed a total of approximately $788,186.  Approximately $483,186 of this debt is secured by mortgages on our investment properties.  The remaining $305,000 is comprised of unsecured debt reflecting draws on our line of credit facility and borrowings under our term loan and the face value of our convertible notes.

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

A total of approximately $146,356 and $91,631 of our indebtedness, including required monthly principal amortization, matures on or before December 31, 2011 and 2012, respectively.  It is our intention to refinance this debt at market terms available at the time of the maturities.  There is no assurance that we will obtain terms similar to those of the expiring debt and the interest rates charged may be higher than we are currently paying.

As of December 31, 2010, we owed approximately $235,390, or 30% of total outstanding debt, on indebtedness that bore interest at variable rates averaging 4.38%.  These rates are reset each month.  A 0.25% annualized increase in these variable rates would have increased our interest expense by approximately $588 for the year ended December 31, 2010.  We may borrow additional amounts that bear interest at variable rates.  If interest rates increase, the amount of interest that we would be required to pay on these borrowings will also increase.  Additionally, as lending requirements become stricter, we may find it difficult to encumber properties with terms similar to our current loan terms.  This could result in a decrease in the number of properties we are able to purchase or interest payments higher than what we have been accustomed to.  Higher interest payments could result in a decrease in the amount of cash available for distribution to holders of our common stock.

We have guaranteed approximately $18,700 of unconsolidated joint venture debt and approximately $21,900 of consolidated debt as of December 31, 2010.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  We would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents, unless the default is otherwise waived.  Approximately $121,610 of total unconsolidated joint venture debt matures during 2011, of which we have guaranteed $9,700.  We will soon be in discussions with various lenders to extend or restructure this joint venture debt although there is no assurance that we, or our joint venture partners, will be able to restructure this debt on terms and conditions we find acceptable, if at all.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.  As of December 31, 2010, we had approximately $788,186 in total indebtedness outstanding on a consolidated basis (excluding unconsolidated joint venture debt).  Additionally, there was a total of approximately $281,496 of outstanding debt incurred by our unconsolidated joint ventures, of which our share was approximately $168,678. Debt to total market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities, is often used by analysts to gauge leverage for REITs such as us.  Our debt to total market capitalization ratio was approximately 50.5%, excluding unconsolidated joint venture debt, and 55.3%, including our pro rata share of unconsolidated joint venture debt, as of December 31, 2010.  This ratio will increase with declines in our stock price which closed at $8.80 on December 31, 2010 or with increases in our borrowing, all of which could have an adverse effect on the trading price of our stock.  In addition, our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes.  Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.  In addition, a greater amount of debt relative to our peer group could have a negative effect on our stock price.

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

Item 2.  Properties

As of December 31, 2010, we owned fee simple interests in 121 investment properties, excluding unconsolidated joint ventures, comprised of 27 single-user retail properties, 51 Neighborhood Retail Centers, 17 Community Centers, 1 Lifestyle Center and 25 Power Centers.  These investment properties are located in the states of California (1), Florida (2), Illinois (73), Indiana (6), Michigan (1), Minnesota (26), Missouri (1), Nebraska (1), Ohio (2), Tennessee (1) and Wisconsin (7).  Most tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.  For additional details related to investment property encumbrances, see “Real Estate and Accumulated Depreciation” (Schedule III) herein.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)		Average Rent Per Square Foot	Anchor Tenants (2)

Single-User Retail Properties

Bally Total Fitness St. Paul, MN	43,000	09/99	1998	100%		$12.60	Bally Total Fitness

Carmax Schaumburg, IL	93,333	12/98	1998	100%		22.47	Carmax

Carmax Tinley Park, IL	94,518	12/98	1998	100%		20.36	Carmax

Copp’s Sun Prairie, WI	61,048	08/10	2009	100%		16.00	Copp’s

Cub Foods Buffalo Grove, IL	56,192	06/99	1999	100%		14.02	Cub Foods (subleased to Great Eskape)

Cub Foods Hutchinson, MN	60,208	01/03	1999	100	%(3)	9.79	Cub Foods (3)

Cub Foods Indianapolis, IN	67,541	03/99	1991	100	%(3)	9.05	Cub Foods (3)

CVS Elk Grove, CA	13,294	11/10	2010	100%		43.98	CVS

Disney Celebration, FL	166,131	07/02	1995	100%		16.53	Walt Disney World

Dominick’s Countryside, IL	62,344	12/97	1975 / 2001	100%		4.28	Dominick’s Finer Foods

Dominick’s Schaumburg, IL	71,400	05/97	1996	100%		17.53	Dominick’s Finer Foods

Food 4 Less Hammond, IN	71,313	05/99	1999	100%		11.80	Dominick’s Finer Foods (subleased to Food 4 Less)

Glendale Heights Retail Glendale Heights, IL	68,879	09/97	1997	100	%(3)	11.90	Dominick’s Finer Foods (3)

Grand Traverse Crossing Traverse City, MI	21,337	01/99	1998	0%		—	None

Hammond Mills Hammond, IN	7,488	12/98	1998	0%		—	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)		Average Rent Per Square Foot	Anchor Tenants (2)

Single-User Retail Properties

Home Goods Coon Rapids, MN	25,145	10/05	2005	100%		$13.74	Home Goods

Michael’s Coon Rapids, MN	24,240	07/02	2001	100%		12.25	Michael’s

PetsMart Gurnee, IL	25,692	04/01	1997	100%		14.72	PetsMart

Pick ‘N Save Waupaca, WI	63,780	03/06	2002	100%		10.92	Pic ‘N Save

Rite-Aid Chattanooga, TN	10,908	05/02	1999	100%		21.26	Rite Aid

Riverdale Commons Outlot Coon Rapids, MN	6,566	03/00	1999	100%		19.50	None

Roundy’s Menomonee Falls, WI	103,611	11/10	2010	100%		16.25	Super Pick ‘N Save

Schaumburg Golf Road Retail Schaumburg, IL	9,988	09/99	1998	0%		—	None

Staples Freeport, IL	24,049	12/98	1998	100%		11.50	Staples

Verizon Joliet, IL	4,504	05/97	1995	100%		38.36	None

Walgreens Island Lake, IL	14,820	10/10	2007	100%		22.74	Walgreens

Walgreens Jennings, MO	15,120	10/02	1996	100%		13.60	Walgreens (4)

Neighborhood Retail Centers

22nd Street Plaza Outlot Oakbrook Terrace, IL	9,970	11/97	1985/ 2004	100%		43.24	None

Aurora Commons Aurora, IL	126,908	01/97	1988	86%		10.76	Jewel Food Stores

Berwyn Plaza Berwyn, IL	18,138	05/98	1983	100%		12.45	Justice Produce

Big Lake Town Square Big Lake, MN	67,858	01/06	2005	100%		11.70	Coborn’s Super Store

Brunswick Market Center Brunswick, OH	119,540	12/02	1997 / 1998	100%		12.36	Buehler’s Food Markets

Butera Market Naperville, IL	67,632	03/95	1991	93	%(3)	8.82	Butera Finer Foods

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)		Average Rent Per Square Foot	Anchor Tenants (2)

Neighborhood Retail Centers

Byerly’s Burnsville Burnsville, MN	72,339	09/99	1988	98%		$11.06	Byerly’s Food Store
							Erik’s Bike Shop

Caton Crossing Plainfield, IL	83,792	06/03	1998	96%		13.71	Strack & Van Til

Cliff Lake Centre Eagan, MN	74,182	09/99	1988	95%		13.35	None

Downers Grove Market Downers Grove, IL	103,419	03/98	1998	97%		17.60	Dominick’s Finer Foods

Eastgate Center Lombard, IL	129,101	07/98	1959 / 2000	80%		9.08	Schroeder’s Ace Hardware
							Illinois Secretary of State
							Illinois Dept of Employment

Edinburgh Festival Brooklyn Park, MN	91,536	10/98	1997	85%		8.94	Knowlan’s Super Market

Elmhurst City Centre Elmhurst, IL	39,090	02/98	1994	94%		15.76	Walgreens (4)

Gateway Square Hinsdale, IL	40,115	03/99	1985	83%		24.39	None

Golf Road Plaza Niles, IL	25,992	04/97	1982	100%		11.88	None

Grand Hunt Center Outlot Gurnee, IL	21,194	12/96	1996	100%		18.67	None

Hartford Plaza Naperville, IL	43,762	09/95	1995	83%		3.49	The Tile Shop

Hawthorn Village Commons Vernon Hills, IL	98,806	08/96	1979	99	%(3)	11.81	Dominick’s Finer Foods
							Deal’s

Hickory Creek Marketplace Frankfort, IL	55,831	08/99	1999	82%		16.89	None

Iroquois Center Naperville, IL	140,981	12/97	1983	91	%(3)	11.80	Sears Logistics Services (3)
							Planet Fitness
							Xilin
							Big Lots

Maple Grove Retail Maple Grove, MN	79,130	09/99	1998	97%		13.77	Rainbow

Medina Marketplace Medina, OH	72,781	12/02	1956 / 1999	100%		14.10	Giant Eagle, Inc

Mundelein Plaza Mundelein, IL	16,803	03/96	1990	90%		18.65	None

Nantucket Square Schaumburg, IL	56,981	09/95	1980	94%		13.78	Go Play

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)		Average Rent Per Square Foot	Anchor Tenants (2)

Neighborhood Retail Centers

Oak Forest Commons Oak Forest, IL	108,330	03/98	1998	82%		$12.58	Food 4 Less
							Murray’s Discount Auto

Oak Forest Commons Ph III Oak Forest, IL	7,424	06/99	1999	24%		12.50	None

Oak Lawn Town Center Oak Lawn, IL	12,506	06/99	1999	50%		23.86	None

Orland Greens Orland Park, IL	45,031	09/98	1984	97%		12.89	Dollar Tree
							Spree Look Good, Do Good

Orland Park Retail Orland Park, IL	8,500	02/98	1997	100%		15.88	None

Park Square Brooklyn Park, MN	136,664	08/02	1986 / 1988	100%		11.30	Rainbow
							Planet Fitness

Park St. Claire Schaumburg, IL	11,859	12/96	1994	100%		16.24	None

Plymouth Collection Plymouth, MN	45,915	01/99	1999	100	%(3)	19.51	Golf Galaxy

Quarry Outlot Hodgkins, IL	9,650	12/96	1996	100%		34.13	None

River Square Naperville, IL	58,260	06/97	1988	86%		22.36	None

Riverplace Center Noblesville, IN	74,414	11/98	1992	100	%(3)	7.81	Kroger
							Fashion Bug

Rose Plaza Elmwood Park, IL	24,204	11/98	1997	100%		19.11	Binny’s Beverage Depot

Rose Plaza East Naperville, IL	11,658	01/00	1999	100%		22.13	None

Rose Plaza West Naperville, IL	14,335	09/99	1997	89%		24.95	None

Schaumburg Plaza Schaumburg, IL	61,485	06/98	1994	94%		12.80	Sears Hardware

Shingle Creek Brooklyn Center, MN	39,456	09/99	1986	89%		11.92	None

Shops at Coopers Grove Country Club Hills, IL	72,518	01/98	1991	100%		5.62	Michael’s Fresh Market

Six Corners Plaza Chicago, IL	80,596	10/96	1966/ 2005	99%		17.31	Bally Total Fitness
							AJ Wright

St. James Crossing Westmont, IL	49,994	03/98	1990	79%		21.14	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)		Average Rent Per Square Foot	Anchor Tenants (2)

Neighborhood Retail Centers

Stuart’s Crossing St. Charles, IL	85,529	08/98	1999	93%		$14.49	Jewel Food Stores

The Shops of Plymouth Town Plymouth, MN	84,003	03/99	1991	100%		9.67	Cub Foods
							The Foursome, Inc.

Townes Crossing Oswego, IL	105,989	08/02	1988	90%		11.68	Jewel Food Stores

Wauconda Crossings Wauconda, IL	90,290	08/06	1997	96	%(3)	13.91	Dominick’s Finer Foods (3)
							Walgreens

Wauconda Shopping Center Wauconda, IL	34,137	05/98	1988	100%		12.06	Dollar Tree

Westriver Crossing Joliet, IL	32,452	08/99	1999	77%		18.97	None

Winnetka Commons New Hope, MN	42,415	07/98	1990	89	%(3)	11.47	Walgreen’s (sublet to
							Frattalone’s Hardware)

Woodland Heights Streamwood, IL	120,436	06/98	1956/ 1997	88%		7.46	Jewel Food Stores
							U.S. Postal Service

Community Centers

Apache Shoppes Rochester, MN	60,780	12/06	2005/ 2006	75%		11.68	Trader Joe’s
							Chuck E. Cheese

Bergen Plaza Oakdale, MN	258,720	04/98	1978	93%		7.26	K-Mart
							Rainbow
							Dollar Tree

Bohl Farm Marketplace Crystal Lake, IL	97,287	12/00	2000	89%		13.41	Dress Barn
							Barnes & Noble
							Buy Buy Baby

Burnsville Crossing Burnsville, MN	97,210	09/99	1989	95%		12.05	PetsMart
							Becker Furniture World

Chestnut Court Darien, IL	170,027	03/98	1987	83	%(3)	14.24	Office Depot (3)
							X-Port Gym
							Loyola Medical Center
							Factory Card Outlet
							JoAnn Stores

Four Flaggs Niles, IL	304,603	11/02	1973 / 1998	94%		8.28	Ashley Furniture
							Jewel Food Stores
							Global Rehabilitation
							Sweet Home Furniture
							Jo-Ann Fabrics
							Office Depot
							PetsMart
							Marshall’s

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)		Average Rent Per Square Foot	Anchor Tenants (2)

Community Centers

Four Flaggs Annex Niles, IL	21,425	11/02	1973 / 2001	100%		$20.70	Factory Card Outlet

Harbor Square Port Charlotte, FL	20,087	09/10	2008	100%		15.50	PetSmart

Lake Park Plaza Michigan City, IN	115,082	02/98	1990	82%		6.08	Jo-Ann Fabrics
							Hobby Lobby
							Factory Card Outlet

Oliver Square West Chicago, IL	77,637	01/98	1990	66%		4.37	Tampico Fresh Market

Park Center Tinley Park, IL	189,390	12/98	1988	69%		12.81	Euro Fresh Market
							Chuck E. Cheese
							Old Country Buffet

Quarry Retail Minneapolis, MN	281,648	09/99	1997	99%		12.60	Home Depot
							Rainbow
							PetsMart
							Office Max
							Old Navy
							Party City

Skokie Fashion Square Skokie, IL	84,580	12/97	1984	50%		16.80	None

Skokie Fashion Square II Skokie, IL	7,151	11/04	1984	100%		42.00	None

The Plaza Brookfield, WI	107,952	02/99	1985	94%		15.50	CVS
							Guitar Center
							Hooters of America
							Stan’s Bootery

Two Rivers Plaza Bolingbrook, IL	57,900	10/98	1994	100	%(3)	12.35	Marshall’s
							Factory Card Outlet (3)

Village Ten Center Coon Rapids, MN	211,472	08/03	2002	98%		7.03	Lifetime Fitness
							Cub Foods
							Dollar Tree Stores

Power Centers

Baytowne Shoppes/Square Champaign, IL	118,242	02/99	1993	86%		12.40	Staples
							PetsMart
							Famous Footwear
							Factory Card Outlet

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)		Average Rent Per Square Foot	Anchor Tenants (2)

Power Centers

Crystal Point Crystal Lake, IL	339,898	07/04	1976/ 1998	99%		$9.40	Best Buy
							K-Mart
							Bed, Bath & Beyond
							The Sports Authority
							Cost Plus
							Borders
							Office Depot

Deer Trace Kohler, WI	149,881	07/02	2000	96%		9.26	Elder Beerman
							TJ Maxx
							Michael’s
							Dollar Tree

Deer Trace II Kohler, WI	24,292	08/04	2003/ 2004	100%		19.15	None

Joliet Commons Joliet, IL	158,922	10/98	1995	87%		13.41	Cinemark
							PetsMart
							Barnes & Noble
							Old Navy
							MC Sports
							Old Country Buffet

Joliet Commons Phase II Joliet, IL	40,395	02/00	1999	100%		13.41	Office Max

Lansing Square Lansing, IL	233,508	12/96	1991	64	%(3)	7.61	Sam’s Club (3)
							Bargain Books

Mankato Heights Mankato, MN	155,173	04/03	2002	100%		13.34	TJ Maxx
							Michael’s
							Old Navy
							Pier One
							Petco
							Famous Footwear

Maple Park Place Bolingbrook, IL	218,762	01/97	1992/ 2004	83	%(3)	12.78	X-Port Gym
							Office Depot (3)
							The Sports Authority
							Best Buy

Naper West Naperville, IL	214,812	12/97	1985	88%		10.27	Barrett’s Home Theater Store
							Sweet Home Furniture
							JoAnn Fabrics

Orland Park Place Outlots Orland Park, IL	11,900	08/07	2007	0%		—	None

Park Avenue Centre Highland Park, IL	64,943	06/97	1996/ 2005	50%		14.24	Staples
							TREK Bicycle Store

Park Place Plaza St. Louis Park, MN	88,999	09/99	1997/ 2006	100%		15.68	Office Max
							PetsMart

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot	Anchor Tenants (2)

Power Centers

Pine Tree Plaza Janesville, WI	187,413	10/99	1998	98%	$10.98	Gander Mountain
						TJ Maxx
						Staples
						Michaels
						Old Navy
						Petco
						Famous Footwear

Riverdale Commons Coon Rapids, MN	175,802	09/99	1999	100%	13.27	Rainbow
						The Sports Authority
						Office Max
						Petco
						Party City

Rivertree Court Vernon Hills, IL	298,862	07/97	1988	98%	12.83	Best Buy
						Discovery Clothing
						Office Depot
						TJ Maxx
						PetsMart
						Michaels
						Ulta Salon
						Old Country Buffet
						Harlem Furniture

Rochester Marketplace Rochester, MN	70,213	09/03	2001/ 2003	100%	14.99	Staples
						PetsMart

Salem Square Countryside, IL	116,992	08/96	1973 / 1985	96%	7.98	TJ Maxx
						Marshall’s

Schaumburg Promenade Schaumburg, IL	91,831	12/99	1999	100%	18.67	Casual Male
						DSW Shoe Warehouse
						Ashley Furniture

Shakopee Outlot Shakopee, MN	12,285	03/06	2007	85%	20.06	None

Shakopee Valley Marketplace Shakopee, MN	146,362	12/02	2000 / 2001	100%	9.82	Kohl’s
						Office Max

Shoppes at Grayhawk Omaha, NE	81,000	02/06	2001/ 2004	86%	23.28	Michael’s

Shops at Orchard Place Skokie, IL	159,091	12/02	2000	99%	27.16	Best Buy
						DSW Shoe Warehouse
						Ulta Salon
						Pier 1 Imports
						Petco
						Walter E. Smithe
						Factory Card Outlet

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)		Average Rent Per Square Foot	Anchor Tenants (2)

Power Centers

University Crossings Mishawaka, IN	111,651	10/03	2003	97%		$13.35	Marshall’s
							Petco
							Dollar Tree Stores
							Pier One Imports
							Ross Medical Education Center
							Babies R Us

Woodfield Plaza Schaumburg, IL	177,160	01/98	1992	98%		14.32	Kohl’s
							Barnes & Noble
							Buy Buy Baby
							Joseph A. Banks Clothiers
							(Subleased to David’s Bridal)

Lifestyle Centers

Algonquin Commons Algonquin, IL	547,519	02/06	2004 / 2005	80	%(3)	15.01	PetSmart
							Office Max
							Border’s
							Pottery Barn
							Old Navy
							DSW Shoe Warehouse
							Discovery Clothing
							Dick’s
							Trader Joe’s
							Ulta
							Suithouse

Total	10,569,239			91%		$12.90

As of December 31, 2010, we owned fee simple interests in 21 investment properties through our unconsolidated joint ventures and tenant in common interest in the University of Phoenix property, comprised of 2 single-user retail properties, 10 Neighborhood Retail Centers, 5 Community Centers, and 4 Power Centers.  These investment properties are located in the states of Idaho (1), Illinois (14), Indiana (1), Minnesota (4), and Wisconsin (1).  Tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)		Average Rent Per Square Foot	Anchor Tenants (2)

Single-User Retail Properties

Cub Foods Arden Hills, MN	68,442	03/04	2003	100%		$13.44	Cub Foods

University of Phoenix Meridian, ID	36,773	09/10	2009	100%		20.91	The University of Phoenix

Neighborhood Retail Centers

Cobbler Crossing Elgin, IL	102,643	05/97	1993	95%		11.81	Jewel Food Stores

Diffley Marketplace Egan, MN	62,656	10/10	2008	94%		13.55	Cub Foods

Forest Lake Marketplace Forest Lake, MN	93,853	09/02	2001	98%		12.69	MGM Liquor Warehouse
							Cub Foods

Mallard Crossing Elk Grove Village, IL	82,929	05/97	1993	86%		7.27	Food 4 Less

Mapleview Grayslake, IL	105,642	03/05	2000 / 2005	91%		14.02	Jewel Food Stores

Marketplace at Six Corners Chicago, IL	116,975	11/98	1997	100%		16.49	Jewel Food Store
							Marshall’s

Ravinia Plaza Orland Park, IL	101,384	11/06	1990	96%		15.02	Borders
							Pier 1 Imports
							House of Brides

Regal Showplace Crystal Lake, IL	96,928	03/05	1998	99%		19.04	Regal Cinemas

Shannon Square Shoppes Arden Hills, MN	29,196	06/04	2003	100%		17.35	None

The Shoppes at Mill Creek Palos Park, IL	102,422	03/98	1989	95	%(3)	13.48	Jewel Food Store

Community Centers

Chatham Ridge Chicago, IL	175,991	02/00	1999	100%		17.85	Food 4 Less
							Marshall’s Dept. Store
							Bally Total Fitness

Greentree Centre & Outlot Caledonia, WI	169,268	02/05	1990/ 1993	97%		8.46	Pic n Save
							K-Mart

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)		Average Rent Per Square Foot	Anchor Tenants (2)

Community Centers

Orchard Crossing Fort Wayne, IN	118,244	04/07	2008	82%		$12.47	Gordman’s
							Dollar Tree

Thatcher Woods Center River Grove, IL	188,213	04/02	1969/ 1999	88%		11.73	Walgreens
							A.J. Wright
							Hanging Garden Banquet
							Binny’s Beverage Depot
							Dominick’s Finer Foods

Woodland Commons Buffalo Grove, IL	170,122	02/99	1991	94%		13.64	Dominick’s Finer Foods
							Jewish Community Center

Power Centers

Orland Park Place Orland Park, IL	592,774	04/05	1980/ 1999	95%		11.23	K & G Superstore
							Old Navy
							Stein Mart
							Tiger Direct
							Barnes & Noble
							DSW Shoe Warehouse
							Bed, Bath & Beyond
							Sports Authority
							Binny’s Beverage Depot
							Office Depot
							Nordstrom Rack
							Dick’s Sporting Goods
							Marshall’s
							Buy Buy Baby

Randall Square Geneva, IL	216,107	05/99	1999	94%		12.83	Marshall’s
							Bed, Bath & Beyond
							Old Navy
							Party City
							PetsMart
							Michael’s

The Point at Clark Chicago, IL	95,455	06/10	1996	100	%(3)	24.94	DSW Show Warehouse
							Marshall’s
							Michael’s

Woodfield Commons E/W Schaumburg, IL	207,452	10/98	1973, 1975 1997	98%		17.26	Toys R Us
							Luna Carpets
							Discovery Clothing
							Harlem Furniture
							REI
							Hobby Lobby

Total	2,933,469			95%		13.79

Total /Weighted Average	13,502,708			92%		$13.10

(1)

Financial Occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.

(2)	Anchor tenants are defined as any tenant occupying 10,000 or more square feet. The trade name is used which may be different than the tenant name on the lease.
(3)	Tenant has vacated their space but is still contractually obligated under their lease to pay rent.
(4)	Beginning with the earlier date listed, pursuant to the terms of the lease, the tenant has a right to terminate prior to the lease expiration date.

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2010 in our consolidated portfolio.

Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	Percent of Total Leased GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)

M-T-M	27	68,453	0.65%	$884	0.70%	$12.91
2011	148	815,528	7.72%	9,250	7.32%	11.34
2012	188	894,719	8.46%	12,675	10.02%	14.17
2013	191	1,256,821	11.89%	15,684	12.41%	12.48
2014	149	1,198,217	11.33%	15,448	12.22%	12.89
2015	172	945,518	8.95%	13,626	10.78%	14.41
2016	79	568,481	5.38%	8,285	6.56%	14.57
2017	35	779,999	7.38%	10,419	8.24%	13.36
2018	31	462,062	4.37%	6,301	4.99%	13.64
2019	32	672,828	6.36%	8,012	6.33%	11.91
2020+	102	1,923,956	18.20%	25,830	20.43%	13.43
Vacant	—	982,657	9.31%	—	—	—

Total	1,154	10,569,239	100.00%	$126,414	100.00%	$13.19

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2010 in our unconsolidated portfolio 100 percent.

Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	Percent of Total Leased GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)

M-T-M	9	23,757	0.81%	493	1.22%	20.75
2011	32	252,410	8.60%	2,943	7.30%	11.66
2012	45	208,039	7.09%	3,616	8.97%	17.38
2013	34	207,046	7.06%	3,359	8.33%	16.22
2014	48	364,694	12.43%	4,879	12.10%	13.38
2015	35	212,397	7.24%	3,023	7.49%	14.23
2016	29	291,221	9.93%	3,527	8.75%	12.11
2017	9	90,483	3.08%	2,075	5.15%	22.93
2018	13	189,148	6.45%	3,375	8.38%	17.84
2019	12	323,078	11.01%	5,344	13.25%	16.54
2020+	24	629,233	21.45%	7,687	19.06%	12.22
Vacant	—	141,963	4.85%	—	—	—

Total	290	2,933,469	100.00%	40,321	100.00%	13.75

(a)          Annualized base rent for all leases in-place at report date based on the rent as of the end of the lease.

(b)         Annualized base rent divided by gross leasable area as of report date.

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2010 in our unconsolidated portfolio based on the Company’s percent ownership.

Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	Percent of Total Leased GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)

M-T-M	9	11,879	0.76%	$247	1.14%	$20.79
2011	32	130,561	8.33%	1,531	7.09%	11.72
2012	45	105,556	6.74%	1,835	8.50%	17.38
2013	34	107,706	6.88%	1,752	8.11%	16.26
2014	48	194,152	12.39%	2,605	12.07%	13.42
2015	35	111,872	7.14%	1,565	7.25%	13.99
2016	29	149,823	9.57%	1,841	8.52%	12.28
2017	9	47,427	3.03%	1,100	5.10%	23.19
2018	13	122,974	7.85%	2,081	9.64%	16.92
2019	12	176,805	11.29%	3,061	14.18%	17.32
2020+	24	324,699	20.73%	3,973	18.40%	12.23
Vacant	—	82,958	5.29%	—	—	—

Total	290	1,566,412	100.00%	$21,591	100.00%	$14.55

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2010 in our total portfolio, including those in our unconsolidated joint ventures based on the Company’s percent ownership.

Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	Percent of Total Leased GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)

M-T-M	36	80,332	0.66%	$1,131	0.76%	$14.08
2011	180	946,089	7.80%	10,781	7.28%	11.40
2012	233	1,000,275	8.24%	14,510	9.81%	14.51
2013	225	1,364,527	11.24%	17,436	11.78%	12.78
2014	197	1,392,369	11.47%	18,053	12.20%	12.97
2015	207	1,057,390	8.71%	15,191	10.26%	14.37
2016	108	718,304	5.92%	10,126	6.85%	14.10
2017	44	827,426	6.82%	11,519	7.78%	13.92
2018	44	585,036	4.82%	8,382	5.66%	14.33
2019	44	849,633	7.00%	11,073	7.48%	13.03
2020+	126	2,248,655	18.53%	29,803	20.14%	13.25
Vacant	—	1,065,615	8.79%	—	—	—

Total	1,444	12,135,651	100.00%	$148,005	100.00%	$13.37

(a)          Annualized base rent for all leases in-place at report date based on the rent as of the end of the lease.

(b)         Annualized base rent divided by gross leasable area as of report date.

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties as of December 31, 2010, 2009, 2008, 2007 and 2006.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leasable Area	2010%		2009%	2008%	2007%	2006%

22nd Street Plaza Outlot, Oakbrook Terrace, IL	9,970	100		100	100	100	99
Algonquin Commons	547,519	78	(a)	N/A	N/A	N/A	N/A
Apache Shoppes, Rochester, MN	60,780	75		25	52	100	96
Aurora Commons, Aurora, IL	126,908	86		94	94	100	89
Bally’s Total Fitness, St. Paul, MN	43,000	100		100	100	100	100
Baytowne Shoppes/Square, Champaign, IL	118,242	86		87	93	99	99
Bergen Plaza, Oakdale, MN	258,720	93		93	89	91	88
Berwyn Plaza, Berwyn, IL	18,138	100		100	100	100	100
Big Lake Town Square, Big Lake, MN	67,858	100		94	94	98	100
Bohl Farm Marketplace, Crystal Lake, IL	97,287	89		53	65	100	100
Brunswick Market Center, Brunswick, OH	119,540	100		99	98	98	95
Burnsville Crossing, Burnsville, MN	97,210	95		61	85	89	99
Butera Market, Naperville, IL	67,632	89	(a)	86	99	100	100
Byerly’s Burnsville, Burnsville, MN	72,339	98		98	100	96	96
Carmax, Schaumburg, IL	93,333	100		100	100	100	100
Carmax, Tinley Park, IL	94,518	100		100	100	100	100
Caton Crossing, Plainfield, IL	83,792	96		93	93	96	96
Chestnut Court, Darien, IL	170,027	71	(a)	71	67	99	100
Cliff Lake Centre, Eagan, MN	74,182	95		90	85	90	96
Copp’s, Sun Prairie, WI	61,048	100		N/A	N/A	N/A	N/A
Crystal Point, Crystal Lake, IL	339,898	99		99	99	100	100
Cub Foods, Buffalo Grove, IL	56,192	100		100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0	(a)	0	0	0	0
Cub Foods, Indianapolis, IN	67,541	0	(a)	0	0	0	0
CVS, Elk Grove, CA	13,294	100		N/A	N/A	N/A	N/A
Deer Trace, Kohler, WI	149,881	96		96	96	98	98
Deer Trace II, Kohler, WI	24,292	100		100	100	100	100
Disney, Celebration, FL	166,131	100		100	100	100	100
Dominick’s, Countryside, IL	62,344	100		100	100	100	100
Dominick’s, Schaumburg, IL	71,400	100		100	100	100	100
Downers Grove Market, Downers Grove, IL	103,419	97		96	97	100	99
Eastgate Center, Lombard, IL	129,101	80		86	79	81	85
Edinburgh Festival, Brooklyn Park, MN	91,536	85		80	93	92	97
Elmhurst City Centre, Elmhurst, IL	39,090	94		94	100	100	100
Food 4 Less f/k/a Dominick’s, Hammond, IN	71,313	100		100	100	100	100
Four Flaggs, Niles, IL	304,603	94		86	89	74	95
Four Flaggs Annex, Niles, IL	21,425	100		100	100	100	100
Gateway Square, Hinsdale, IL	40,115	83		81	89	92	100
Glendale Heights Retail f/k/a Dominick’s, Glendale Heights, IL	68,879	0	(a)	0	0	0	100
Golf Road Plaza, Niles, IL	25,992	100		61	86	86	95
Grand and Hunt Center Outlot, Gurnee, IL	21,194	100		100	100	54	100
Grand Traverse Crossings f/k/a Circuit City, Traverse City, MI	21,337	0		0	0	0	0
Hammond Mills, Hammond, IN	7,488	0		100	100	100	100
Harbor Square, Port Charlotte, FL	20,087	100		N/A	N/A	N/A	N/A
Hartford Plaza, Naperville, IL	43,762	83		97	100	100	100
Hawthorn Village Commons, Vernon Hills, IL	98,806	97	(a)	95	99	96	83
Hickory Creek Marketplace, Frankfort, IL	55,831	82		81	97	91	86
Home Goods, Coon Rapids, MN	25,145	100		100	100	100	100
Iroquois Center, Naperville, IL	140,981	75	(a)	74	93	98	95
Joliet Commons, Joliet, IL	158,922	87		87	100	92	100
Joliet Commons Ph II, Joliet, IL	40,395	100		100	100	100	100
Lake Park Plaza, Michigan City, IN	115,082	82		86	91	70	72

Properties	Gross Leasable Area	2010%		2009%	2008%	2007%	2006%

Lansing Square, Lansing, IL	233,508	17	(a)	39	87	58	88
Mankato Heights, Mankato, MN	155,173	100		99	99	97	99
Maple Grove Retail, Maple Grove, MN	79,130	97		97	97	91	97
Maple Park Place, Bolingbrook, IL	218,762	74	(a)	74	99	98	100
Medina Marketplace, Medina, OH	72,781	100		100	95	98	100
Michael’s, Coon Rapids, MN	24,240	100		100	100	100	100
Mundelein Plaza, Mundelein, IL	16,803	90		90	90	89	100
Nantucket Square, Schaumburg, IL	56,981	94		94	85	95	77
Naper West, Naperville, IL	214,812	75		91	94	74	85
Oak Forest Commons, Oak Forest, IL	108,330	82		94	95	93	99
Oak Forest Commons Ph III, Oak Forest, IL	7,424	24		0	0	38	76
Oak Lawn Town Center, Oak Lawn, IL	12,506	50		90	100	100	100
Oliver Square f/k/a Springbrook Market, West Chicago, IL	77,637	66		0	100	100	100
Orland Greens, Orland Park, IL	45,031	97		63	88	90	91
Orland Park Place Outlots, Orland Park, IL	11,900	0		N/A	N/A	N/A	N/A
Orland Park Retail, Orland Park, IL	8,500	100		16	80	100	100
Park Avenue Centre, Highland Park, IL	64,943	50		50	100	67	67
Park Center, Tinley Park, IL	189,390	69		76	90	90	66
Park Place Plaza, St. Louis Park, MN	88,999	100		100	100	100	100
Park Square, Brooklyn Park, MN	136,664	100		90	87	94	94
Park St. Claire, Schaumburg, IL	11,859	100		100	35	35	100
PetsMart, Gurnee, IL	25,692	100		100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	98		98	99	99	100
Plymouth Collection, Plymouth, MN	45,915	95	(a)	100	100	89	100
Quarry Outlot, Hodgkins, IL	9,650	100		100	100	100	67
Quarry Retail, Minneapolis, MN	281,648	99		99	99	99	99
Rite-Aid f/k/a Eckerd Drug Store, Chattanooga, TN	10,908	100		100	100	100	100
River Square, Naperville, IL	58,260	86		84	86	92	92
Riverdale Commons, Coon Rapids, MN	175,802	100		98	99	78	100
Riverdale Commons Outlot, Coon Rapids, MN	6,566	100		100	100	100	100
Riverplace Center, Noblesville, IN	74,414	98	(a)	98	96	94	100
Rivertree Court, Vernon Hills, IL	298,862	98		93	97	97	94
Rochester Marketplace, Rochester, MN	70,213	100		100	97	100	100
Rose Plaza, Elmwood Park, IL	24,204	100		100	100	100	100
Rose Plaza East, Naperville, IL	11,658	100		86	86	88	88
Rose Plaza West, Naperville, IL	14,335	89		71	71	41	100
Roundy’s, Waupaca, WI	63,780	100		100	100	100	100
Roundy’s, Menomonee Falls, WI	103,611	100		N/A	N/A	N/A	N/A
Salem Square, Countryside, IL	116,992	96		97	97	100	100
Schaumburg Golf Road Retail f/k/a Tweeter, Schaumburg, IL	9,988	0		100	0	100	100
Schaumburg Plaza, Schaumburg, IL	61,485	94		94	94	92	91
Schaumburg Promenade, Schaumburg, IL	91,831	100		90	93	100	100
Shakopee Outlot, Shakopee, MN	12,285	85		85	100	100	N/A
Shakopee Valley Marketplace, Shakopee, MN	146,362	100		98	100	99	99
Shingle Creek, Brooklyn Center, MN	39,456	89		89	89	91	98
Shoppes at Grayhawk, Omaha, NB	81,000	86		79	91	93	96
Shops at Coopers Grove, Country Club Hills, IL	72,518	100		20	20	23	18
Shops at Orchard Place, Skokie, IL	159,091	99		97	97	94	95
Six Corners Plaza, Chicago, IL	80,596	99		74	95	97	97
Skokie Fashion Square, Skokie, IL	84,580	50		50	80	96	100
Skokie Fashion Square II, Skokie, IL	7,151	100		100	100	100	100
St. James Crossing, Westmont, IL	49,994	79		85	100	88	78
Staples, Freeport, IL	24,049	100		100	100	100	100

Properties	Gross Leasable Area	2010%		2009%	2008%	2007%	2006%

Stuart’s Crossing, St. Charles, IL	85,529	93		93	93	93	95
The Plaza, Brookfield, WI	107,952	94		70	95	97	90
The Shops of Plymouth Town Center, Plymouth, MN	84,003	100		97	100	100	100
Townes Crossing, Oswego, IL	105,989	90		91	97	100	98
Two Rivers Plaza, Bolingbrook, IL	57,900	80	(a)	80	100	100	100
University Crossings, Mishawaka, IN	111,651	97		95	82	69	92
Verizon, Joliet, IL	4,504	100		100	100	100	100
Village Ten Center, Coon Rapids, MN	211,472	98		98	97	98	98
Walgreens, Island Lake, IL	14,820	100		N/A	N/A	N/A	N/A
Walgreens, Jennings, MO	15,120	100		100	100	100	100
Wauconda Crossings, Wauconda, IL	90,290	15	(a)	15	17	99	99
Wauconda Shopping Center, Wauconda, IL	34,137	100		93	84	76	31
Westriver Crossing, Joliet, IL	32,452	77		59	75	96	96
Winnetka Commons, New Hope, MN	42,415	85	(a)	77	89	85	87
Woodfield Plaza, Schaumburg, IL	177,160	98		98	78	99	99
Woodland Heights, Streamwood, IL	120,436	88		95	88	94	93
Sub-total	10,569,239

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of December 31, 2010, 2009, 2008, 2007 and 2006.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leasable Area	2010%		2009%	2008%	2007%	2006%

Chatham Ridge, Chicago, IL	175,991	100		99	63	67	69
Cobbler Crossing, Elgin, IL	102,643	95		95	89	97	99
Cub Foods, Arden Hills, MN	68,442	100		N/A	N/A	N/A	N/A
Diffley Marketplace, Eagan, MN	62,656	94		N/A	N/A	N/A	N/A
Forest Lake Marketplace, Forest Lake, MN	93,853	98		95	98	100	100
Greentree Centre & Outlot, Caledonia, WI	169,268	97		97	97	97	97
Mallard Crossing, Elk Grove Village, IL	82,929	86		N/A	N/A	N/A	N/A
Mapleview, Grayslake, IL	105,642	91		100	96	94	92
Marketplace at Six Corners, Chicago, IL	116,975	100		96	100	100	100
Orchard Crossing, Ft Wayne, IN	118,244	82		N/A	N/A	N/A	N/A
Orland Park Place, Orland Park, IL	592,774	95		91	98	99	94
Randall Square, Geneva, IL	216,107	94		89	99	99	99
Ravinia Plaza, Orland Park, IL	101,384	100		95	98	96	81
Regal Showplace, Crystal Lake, IL	96,928	99		97	88	100	100
Shannon Square Shoppes, Arden Hills, MIN	29,196	100		N/A	N/A	N/A	N/A
Thatcher Woods, River Grove, IL	188,213	88		91	91	97	98
The Point at Clark, Chicago, IL	95,455	95		N/A	N/A	N/A	N/A
The Shoppes at Mill Creek, Palos Park, IL	102,422	94	(a)	95	98	97	99
University of Phoenix, Meridian, ID	36,773	100
Woodfield Commons-East/West, Schaumburg, IL	207,452	98		98	71	95	99
Woodland Commons, Buffalo Grove, IL	170,122
Sub-total	2,933,469

Grand Total	13,502,708

(a)           Tenant has vacated their space but is still contractually obligated under their lease to pay rent.

Item 3.  Legal Proceedings

We are not party to, and none of our properties is subject to, any material pending legal proceedings.

Item 4.  [Removed and Reserved]

PART II

(In this Part II disclosure, all amounts are presented in thousands, except per share data and square footage amounts)

Item 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of February 23, 2011, there were 4,567 stockholders of record of our common stock.  Our shares have been listed on the New York Stock Exchange since June 9, 2004 under the symbol IRC.  During the year ended December 31, 2010, we paid distributions equal to $0.57 per common share.  The distribution was paid on a monthly basis equal to the pro rata share of the per annum distribution.  During January 2009 through May 2009, we paid monthly cash distributions to stockholders of $0.08167 per common share.  Beginning in June 2009 we reduced the amount we paid monthly in distributions to an amount equal to $0.0475 per common share.  At this time, we expect to continue to pay monthly cash dividends at this rate during 2011.  The following table sets forth, for the periods indicated, the high and low sales prices for our shares on the New York Stock Exchange.

For the Quarter Ended	High	Low

December 31, 2010	$9.31	$7.99
September 30, 2010	8.50	7.17
June 30, 2010	10.05	7.50
March 31, 2010	10.29	7.78

December 31, 2009	$8.80	$7.54
September 30, 2009	8.93	6.22
June 30, 2009	9.24	6.30
March 31, 2009	13.03	5.79

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information, as of December 31, 2010, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders:
2005 Equity Award Plan	145	$10.54	2,286

Equity compensation plans not approved by stockholders
Independent Director Stock Option Plan (a)	15	13.45	—
Restricted stock awards to employees (b)	—	—	—

Total	160	$10.81	2,286

(a)     We adopted the Independent Director Stock Option Plan concurrently with the commencement of our first offering in 1994.  A total of 50 shares were authorized and reserved for issuance under this plan.  Only non-employee directors were eligible to participate in this plan.  As of December 31, 2010, options to purchase all 50 authorized shares were issued, of which 29 were exercised and 6 were retired.

(b)    These shares were issued pursuant to employment contracts with certain of our officers.  Restricted stock awards were designed to provide long-term incentives to these executive officers.

Reference is made to Notes 7 and 16 to the financial statements in Item 8 of the Annual Report for a discussion of our compensation plans.

Performance Graph

The graph below compares the cumulative total return on our common stock for the last five fiscal years, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and with the FTSE NAREIT Equity REIT Index over the same period (assuming the investment of $100 in our common stock, the S&P 500 Index and the FTSE NAREIT Equity REIT Index on December 31, 2005, and the reinvestment of all distributions).

	2005	2006	2007	2008	2009	2010

Inland Real Estate Corporation	100.00	134.40	107.71	106.12	73.19	84.53
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
FTSE NAREIT Equity	100.00	135.06	113.87	70.91	90.76	116.12

Distributions

For federal income tax purposes, distributions may consist of ordinary income distributions, non-taxable return of capital, capital gains or a combination thereof.  Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary or capital gain distributions. Distributions in excess of these earnings and profits (calculated for tax purposes) will constitute a non-taxable return of capital rather than a distribution and will reduce the recipient’s basis in the shares to the extent thereof, and thereafter as taxable gain.  Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares.

In order to maintain our status as a REIT, we must distribute at least 90% of our taxable income, subject to certain adjustments, to our stockholders.  For the years ended December 31, 2010 and 2009, our taxable income was $32,544 and $52,529, respectively.  We declared monthly cash distributions to stockholders totaling $49,008 or $0.57 on an annual basis per share for the year ended December 31, 2010.  We declared monthly cash distributions to stockholders totaling $53,875 or $0.69 on an annual basis per share for the year ended December 31, 2009.  Future distributions are determined by our board of directors.  We expect to continue paying distributions to maintain our status as a REIT.  We annually notify our stockholders of the taxability of distributions paid during the preceding year.  The following table sets forth the taxability of distributions, on a per share basis, paid in 2010 and 2009:

	2010 (a)	2009 (b)

Ordinary income	$0.391	0.706
Non-taxable return of capital	0.179	0.035
Qualified dividends (c)	0.008	0.022

(a)          The December distribution declared on December 17, 2010, with a record date of December 31, 2010 and payment date of January 18, 2011, is reportable for tax purposes in 2011 and is not reflected in the 2010 allocation.

(b)         The December distribution declared on December 17, 2009, with a record date of December 31, 2009 and payment date of January 19, 2010, is reportable for tax purposes in 2010 and is not reflected in the 2009 allocation.

(c)          Represents additional characterization of amounts included in Ordinary income

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding common stock during the year ended December 31, 2010.

Item 6.  Selected Financial Data

INLAND REAL ESTATE CORPORATION
For the years ended December 31, 2010, 2009, 2008, 2007 and 2006
(In thousands, except per share data)

The following table sets forth Selected Consolidated Financial Data on a historical basis for the five years ended December 31, 2010. This information should be read in conjunction with the consolidated financial statements (including notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements.

	2010	2009	2008	2007	2006

Total assets	$1,254,841	1,165,428	1,236,831	1,321,319	1,269,161
Mortgages payable	483,186	384,468	479,935	606,680	622,280
Unsecured credit facilities	195,000	185,000	192,000	100,000	28,000
Convertible notes	110,365	123,789	159,661	172,305	170,583
Total revenues	167,029	168,025	185,885	184,664	175,856
Income (loss) from continuing operations	(1,400)	5,728	29,038	39,395	37,785
Net income (loss) available to common stockholders	(263)	8,212	30,425	42,095	45,184
Net income (loss) per common share, basic and diluted	—	0.10	0.46	0.64	0.67
Total distributions declared	49,008	53,875	64,782	63,824	64,491
Distributions per common share	0.57	0.69	0.98	0.98	0.96
Cash flows provided by operating activities	59,523	71,051	66,668	83,478	83,771
Cash flows provided by (used in) investing activities	(28,735)	6,092	(110,630)	(149,852)	(115,936)
Cash flows provided by (used in) financing activities	(23,941)	(75,604)	30,764	57,183	32,930
Average annualized base rent per leased square foot	13.07	12.21	12.68	12.44	11.82

Weighted average common shares outstanding, basic	85,951	78,441	66,043	65,281	67,154
Weighted average common shares outstanding, diluted	86,036	78,504	66,102	65,346	67,223

The above financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (including documents incorporated herein by reference) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding our management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Examples of forward-looking statements include, but are not limited to, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to our financial performance, investment strategy and portfolio, our ability to address debt maturities, our cash flows, our growth prospects, the value of our assets, our joint venture commitments and the amount and timing of anticipated future cash distributions. Forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry and their assumptions, beliefs and expectations with respect to the economy and other future conditions. These statements are not guarantees of future performance, and investors should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A”Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 28, 2011.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

In this report, all references to “we,” “our” and “us” refer collectively to Inland Real Estate Corporation and its consolidated subsidiaries.

Executive Summary

We are a self-managed, publicly traded real estate investment trust (“REIT”) that owns and operates neighborhood, community, power and single tenant retail centers.  We are incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  As of December 31, 2010, we owned interests in 142 investment properties, including 21 owned through our unconsolidated joint ventures.  Our development joint venture properties are not included as investment properties until they reach what we believe is a stabilized occupancy rate.

We engage in certain activities through Inland Venture Corporation (“IVC”) and Inland Exchange Venture Corporation (“IEVC”), wholly-owned TRS entities.  These entities engage in activities that would otherwise not be permitted for a REIT, such as managing properties owned by ventures in which we are a partner.  The TRS entities are subject to federal and state income and franchise taxes from these activities.

We have qualified and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for federal income tax purposes commencing with the tax year ended December 31, 1995.  Since we qualify for taxation as a REIT, we generally are not subject to federal income tax on taxable income that is distributed to stockholders.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to stockholders, subject to certain adjustments.  If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal and state income taxes on our taxable income at regular corporate tax rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources include, but are not limited to, amounts raised from the sale of securities, including shares of common stock under our Dividend Reinvestment Plan (“DRP”) and our at-the-market (“ATM”) issuance program, draws on our unsecured line of credit facility, proceeds from financings secured by our investment properties and earnings we retain that are not distributed to our stockholders.

During the year ended December 31, 2010, our leasing activity remained strong and our leasing spreads remained positive on renewed leases.  However, we experienced our second consecutive year of declining leasing spreads on new leases.  These declining leasing spreads on new leases contributed to the overall decrease in our revenues.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenues and cash flow.  During the year ended December 31, 2010, we executed 56 new, 194 renewal and 65 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately 1,734,000 square feet on our consolidated portfolio.  The 56 new leases comprise approximately 334,000 square feet with an average rental rate of $12.22 per square foot, a 1.7% decrease over the average expiring rate.  The 194 renewal leases comprise approximately 897,000 square feet with an average rental rate of $14.36 per square foot, a 3.4% increase over the average expiring rate.  The 65 non-comparable leases comprise approximately 503,000 square feet with an average base rent of $10.20.  On a blended basis, the 250 new and renewal leases executed during the year had an average rental rate of $13.78 per square foot, an increase of 2.1% over the average expiring rent.  During 2011, 148 leases will be expiring in our consolidated portfolio, which comprise approximately 816,000 square feet and account for approximately 7.3% of our annualized base rent.  The weighted average expiring rate on these leases is $11.34 per square foot.  Occupancy at December 31, 2010 and 2009 for our consolidated and unconsolidated portfolio is summarized below:

Consolidated Occupancy	As of December 31, 2010	As of December 31, 2009

Leased Occupancy (a)	92.9%	91.1%
Financial Occupancy (b)	90.9%	89.9%
Same Store Financial Occupancy	91.3%	90.0%

Unconsolidated Occupancy	As of December 31, 2010	As of December 31, 2009

Leased Occupancy (a)	95.8%	94.8%
Financial Occupancy (b)	94.2%	94.5%
Same Store Financial Occupancy	95.2%	95.3%

Total Occupancy	As of December 31, 2010	As of December 31, 2009

Leased Occupancy (a)	93.3%	91.6%
Financial Occupancy (b)	91.3%	90.6%
Same Store Financial Occupancy	91.7%	90.6%

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

We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  For example, no single tenant accounted for more than approximately 7% of annual base rent in our total portfolio as of December 31, 2010.

Economic conditions affect the real estate industry in varying degrees.  Adverse changes in general and local economic conditions could result in the inability of certain tenants to fulfill their lease obligations and could also affect our ability to attract new tenants.  Our investment properties are typically anchored by grocery, drug or discount stores, providing everyday goods and services to consumers, rather than those stores which sell discretional items.

We believe consumer spending habits have shifted and consumers are focused on necessities and are demanding greater value for these items.  The impact of the economic conditions has caused many consumers to spend significantly less on discretionary items.  Those retailers specializing in necessity based items are the retailers we believe are improving.  Due to our focus on necessity based retailers, we believe the declines in our revenues and occupancy would have been greater if we focused on other types of properties.  During this time of decline for us and our competitors, we have maintained occupancy levels higher than the averages published in our focus areas of Chicago and Minneapolis.

The economic downturn is still having an impact on many retailers in our portfolio and we have been negatively impacted by bankruptcy filing by both national retail chains and smaller tenant bankruptcy filings.  Although showing signs of improvement, the operating environment for retailers remains challenging.  We believe there may be additional tenant failures during 2011.  Although retail sales have increased slightly, we believe it will take some time for sales to be restored to pre-recession levels.

The timeline for filling the vacancies created by tenant failures and bankruptcies is longer because the supply of available space has increased and tenant demand has decreased.  We have been able to re-lease much of the space vacated by big-box tenants and are negotiating leases to fill more of these vacancies during 2011.  Although certain leases were signed at rental rates higher than the vacating tenant, most of the leases were signed at rates significantly below the previous rate.   The effect of signing these leases at rates lower than the previous lease rates has resulted in a loss of rental income.  The longer lengths of time that spaces have been vacant, the payment of operating expenses without tenant reimbursements and the reality of re-leasing at rates lower than the previous leases have a negative impact on our financial results.  Additionally, there are costs associated with leasing vacant spaces such as leasing commissions and tenant improvement allowances, which both have the affect of reducing our cash flow at the beginning of the new lease.

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

To measure our operating results against those of other retail real estate owners/operators, we compare occupancy percentages and our rental rates to the average rents charged by our competitors in similar centers.  To measure our operating results against those of other REITs, we compare company-wide growth in net income and FFO, growth in same store income and general and administrative expenses as a percentage of total revenues and total assets.

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

During 2010, our focus was on continuing to strengthen our balance sheet.  In November 2009, we entered into a Sales Agency Agreement with BMO Capital Markets to offer and sell shares of our common stock from time to time. During the year ended December 31, 2010 we sold approximately 2,936 shares of our common stock and received net proceeds of approximately $23,864.  The proceeds were used for growth opportunities, including acquisitions for our joint venture with IPCC.

We successfully addressed approximately $530,000 of debt maturities on our consolidated portfolio.  This included the extension of both our unsecured term loan, which was scheduled to mature in 2010 and our unsecured line of credit facility, which was scheduled to mature in 2011.   Additionally, through our convertible note tender and exchange offer, we addressed $44,215 of notes that otherwise could have been put to us in November 2011.  In conjunction with the tender and exchange offer, $15,000 of notes were paid off and $29,215 were exchanged for new notes with an initial put date of November 2014.

Approximately $63,800 of consolidated secured debt, with a weighted average interest rate of 4.50%, matures during 2011.  We will soon be in discussions with the lenders of our secured debt and will negotiate to refinance the secured debt maturing in 2011.  If our attempts to refinance are successful, we anticipate that the average rates on the new borrowings could be approximately 100 to 200 basis points above the average expiring rates.  Additionally, $80,785 in face value of convertible notes can be put to us in November 2011.  We anticipate being able to meet our obligations under the indenture governing the notes using funds from one or more possible sources available to us, including but not limited to, issuing new notes, draws on our unsecured line of credit, proceeds from financing unencumbered properties and proceeds from the sale of shares under our ATM issuance program.

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

Acquisitions and Dispositions

During the year ended December 31, 2010, we were granted possession of a vacant building at our Orland Park Place Outlots investment property.  Previously, we had a ground lease with a restaurant operator.  Upon default by the tenant, we added this building to our portfolio, pursuant to the lease terms, which resulted in income of $890.

The table below presents investment property acquisitions during the year ended December 31, 2010.  No investment property acquisitions were made during the year ended December 31, 2009.

Date	Property	City	State	GLA Sq.Ft.	Purchase Price	Financial Occupancy at time of Acquisition

11/22/10	Roundy’s	Menomonee Falls	WI	103,611	$20,722	100%
11/15/10	CVS (a)	Elk Grove	CA	13,294	7,689	100%
10/25/10	Diffley Marketplace (b)	Eagan	MN	62,656	11,861	94%
10/07/10	Walgreens (a)	Island Lake	IL	14,820	4,493	100%
09/24/10	University of Phoenix (a)	Meridian	ID	36,773	8,825	100%
09/07/10	Harbor Square Plaza (a) (c)	Port Charlotte	FL	20,087	11,250	100%
08/26/10	Copp’s (a)	Sun Prairie	WI	61,048	11,700	100%
07/08/10	Farnam Tech Center (a)	Omaha	NE	118,237	18,000	100%
06/23/10	The Point at Clark (d)	Chicago	IL	95,455	28,816	100%

				525,981	$123,356

(a)                                  These properties were acquired through our joint venture with IPCC

(b)                                 This property was acquired through our joint venture with PGGM.

(c)                                  The purchase price of this property includes a 96,253 square foot ground lease with Kohl’s also acquired.  Ground lease square footage is not included in our GLA.

(d)                                 This property was sold to our joint venture with PGGM on August 31, 2010.

The table below presents investment property dispositions during the years ended December 31, 2010 and 2009.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain (Loss) on Sale

12/30/10	Bank of America (a) (b)	Moosic	PA	300,000	$77,810	$—
12/30/10	Bank of America (a) (b)	Las Vegas	NV	85,708	—	—
12/16/10	Farnam Tech Center (a)	Omaha	NB	118,237	21,390	—
12/08/10	Bank of America (a) (c)	Hunt Valley	MD	377,332	97,420	—
12/08/10	Bank of America (a) (c)	Rio Rancho	NM	76,768	—	—
11/29/10	Homewood Plaza	Homewood	IL	19,000	2,500	1,108
09/01/10	Northgate Center	Sheboygan	WI	73,647	8,025	(9)
08/05/10	Springboro Plaza	Springboro	OH	154,034	7,125	230
04/30/10	Park Center Plaza (partial)	Tinley Park	IL	5,089	845	521
07/15/09	University of Phoenix (a)	Merrillville	IN	18,018	6,680	—
04/30/09	Lake Park Plaza (partial)	Michigan City	IN	114,557	1,706	8
04/08/09	Montgomery Plaza	Montgomery	IL	12,903	720	—
02/10/09	Western-Howard Plaza	Chicago	IL	11,974	1,845	117
01/30/09	Wisner-Milwaukee Plaza	Chicago	IL	14,426	4,000	1,883
01/21/09	Fox Run Square (a) (d)	Naperville	IL	143,512	26,710	341

				1,525,205	$256,776	$4,199

(a)                                  This property is included as a disposition as all of the TIC interests have been sold through our joint venture with IPCC.

(b)                                 The interests in the two Bank of America buildings, Moosic, PA and Las Vegas, NV, were sold together as a package.  The sale price of $77,810 was for both properties.

(c)                                  The interests in the two Bank of America buildings, Hunt Valley, MD and Rio Rancho, NM, were sold together as a package.  The sale price of $97,420 was for both properties.

(d)                                 This property was contributed to our joint venture with IPCC and the gain shown relates to our contribution of the property to the joint venture.  The gain is included in gain on sale of investment property on the accompanying consolidated statements of operations and other comprehensive income.

The table below presents development property dispositions during the year ended December 31, 2010 and 2009.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management’s evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the life of the related leases for each property as a component of amortization expense. We also consider whether any customer relationship value exists related to the property acquisition.  As of December 31, 2010, we had not allocated any amounts to customer relationships.

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

Consolidation/Equity Accounting Policies.  We consolidate the operations of a joint venture if we determine that we are the primary beneficiary of a variable interest entity (“VIE”).  The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity.  When we consolidate an entity, the assets, liabilities and results of operations of a VIE are included in our consolidated financial statements.

In instances where we are not the primary beneficiary of a VIE we use the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations is reflected as equity in earnings (loss) of unconsolidated joint ventures on our consolidated statements of operations and other comprehensive income.  Additionally, our net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

Investment in Securities.  We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2010 and 2009 consist of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value and preferred securities not classified as available-for-sale securities and therefore, recorded at cost. We determined that these securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities.  Unrealized holding gains and losses on securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at December 31, 2010 and 2009 were $13,566 and $6,719, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during 2010, 2009 and 2008.

We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions could periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, we do not believe the risk is significant based on our review of the rating of the institutions where our cash is deposited.  In 2008, FDIC insurance coverage was increased to $250,000 per depositor at each insured bank.  This increase will be in place until December 13, 2013, at which time it will return to $100,000 per depositor, unless coverage is further extended

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP and ongoing ATM issuance program, our draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, earnings we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of December 31, 2010, we were in compliance with the covenants on our unsecured credit facilities.  We had up to $105,000 available under our $150,000 line of credit facility and an additional $100,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.  If necessary, such as for new acquisitions, we believe we can generate capital by entering into financing arrangements or joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating and interest expenses at our investment properties, for purchasing additional investment properties, joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

On November 10, 2009, we entered into a Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell up to $100 million of our common stock from time to time through BMO, acting as sales agent.  Offers and sales of shares of our common stock may be made in privately negotiated transactions (if we and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  We have referred to the arrangement with BMO in this report on Form 10-K as our ATM issuance program.  As of December 31, 2010, we issued approximately 3,013 shares of our common stock pursuant to the ATM issuance program.  We received net proceeds of approximately $24,476 from the issuance of these shares and used the proceeds for growth opportunities, including acquisitions for our joint venture with IPCC.

As a means of conserving capital in recent years, we deferred making certain capital expenditures, such as roof and parking lot replacements.  Additionally, as a result of the significant leasing activity we have experienced during the last half of 2010, we anticipate significant expenditures related to tenant improvements and leasing commissions.  We anticipate that the costs of these capital improvements, tenant improvements and leasing commissions will be more than $10,000 higher than the average expended in previous years.  We expect to fund these improvements using cash from operations and draws on our unsecured line of credit facility.  We do not expect this trend to carry forward into future years.  We expect to complete the aforementioned deferred capital projects and the work related to our new leases in 2011.  Although we expect to fund these types of projects in the future, we expect the amount of spending on these items will return to levels comparable to years prior to 2011.

Certain joint venture commitments require us to invest cash in properties under development. In certain cases, this capital is invested for periods longer than expected.  We have delayed completion of our development projects from our original 2010 and 2011 completion dates for one to two years due to challenging conditions.  Therefore, our investment of $33,434 in our development projects will be committed longer than originally anticipated.  We have guaranteed approximately $18,700 of current unconsolidated joint venture debt.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  There is no assurance that we will be able to recover the funds invested in these ventures or that we will earn a return on these invested funds.

We invest in marketable securities of other entities, including REITs.  These investments in available-for-sale securities totaled $9,053 at December 31, 2010, consisting of preferred and common stock investments.  At December 31, 2010, we had recorded a net unrealized gain of $3,240 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the years ended December 31, 2010 and 2009, we realized gains on sale of $2,352 and $1,436, respectively.  Additionally, during the year ended December 31, 2009, we realized a non-cash impairment loss of $2,660, related to a decline in value of certain investment securities which were determined to be other than temporary.  No such losses were required or recorded in the accompanying consolidated financial statements for the year ended December 31, 2010.

As of December 31, 2010, we owned interests in 142 investment properties, including those owned through our unconsolidated joint ventures.  In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements and current distributions.  Monthly debt service requirements are primarily interest only as only certain of our secured mortgages require monthly principal amortization.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, based on debt outstanding at December 31, 2010:

	2011	2012	2013(a)	2014	2015	Thereafter	Total
Maturing debt:
Fixed rate debt	$145,907	57,890	3,143	162,883 (c)	19,640	163,333	552,796
Variable rate debt	449	33,741 (b)	195,000	6,200	—	—	235,390

Weighted average interest rate
Fixed rate debt	4.57%	5.22%	—	5.27%	6.50%	5.63%	5.23%
Variable rate debt	—	4.35%	4.50%	0.71%	—	—	4.38%

(a)          Included in the debt maturing during 2013 are our unsecured credit facilities, totaling $195,000.  We pay interest only during the term of these facilities at a variable rate equal to either 300 basis points over LIBOR, with a floor of 150 basis points, or 200 basis points over the Alternate Base Rate, in effect at the time of the borrowing.  As of December 31, 2010, the weighted average interest rate on outstanding draws on the line of credit facility was 4.50%, and the interest rate on the term loan was 4.50%.  These credit facilities require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2010, we were in compliance with these covenants.

(b)         We have guaranteed a mortgage for $2,700 and we would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document, unless the default is otherwise waived.

(c)          We have guaranteed a mortgage for approximately $19,200 and we would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document, unless the default is otherwise waived.

Our mortgages payable are secured by certain of our investment properties.  Mortgage loans outstanding as of December 31, 2010 were $483,186 and had a weighted average interest rate of 5.23%.  Of this amount, $442,796 had fixed rates ranging from 4.11% to 7.65% and a weighted average fixed rate of 5.36% as of December 31, 2010.  The remaining $40,390 of mortgage debt represented variable rate loans with a weighted average interest rate of 3.79% as of December 31, 2010.  Additionally, we had $305,000 of unsecured debt outstanding, comprised of our term loan, line of credit facility and the face value of our convertible notes with a weighted average interest rate of 4.58%.

Approximately $63,800 of consolidated mortgages payable and $80,785 in face value of convertible notes mature during 2011.  We will soon be in discussions with the lenders of our secured debt and will negotiate to refinance the secured debt maturing in 2011.  If our attempts to refinance are successful, we anticipate that the average rates on the new borrowings could be approximately 100 to 200 basis points above average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance we will be able to complete these borrowings.  We expect to repay any convertible notes that might be put to us using funds from one or more of several sources, including but not limited to, issuing new notes, draws on our unsecured line of credit, proceeds from financing unencumbered properties and proceeds from the sale of shares under our ATM issuance program.

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Net cash provided by operating activities	$59,523	71,051	66,668

Net cash provided by (used in) investing activities	$(28,735)	6,092	(110,630)

Net cash provided by (used in) financing activities	$(23,941)	(75,604)	30,764

2010 Compared to 2009

Net cash provided by operating activities was $59,523 for the year ended December 31, 2010, as compared to $71,051 for the year ended December 31, 2009.  The decrease in cash provided by operating activities is due primarily to decreased cash from property operations.  See our discussion of results of operations for an explanation of the decreases related to property operations.  Additionally, the decrease is due to the contribution of properties to our joint venture with PGGM and properties sold during the year ended December 31, 2010.

Net cash used in investing activities was $28,735 for the year ended December 31, 2010, as compared to net cash provided by investing activities of $6,092 for the year ended December 31, 2009.  The primary reason for the increase in cash used in investing activities was the use of $102,478 to purchase investment properties and $23,470 in additions to investment properties during the year ended December 31, 2010, as compared to no investment property acquisitions and $16,785 in additions to investment properties during the year ended December 31, 2009.  Partially offsetting this increase in cash used in investing activities is proceeds of $46,868 from the sale of investment properties during the year ended December 31, 2010, compared to proceeds of $7,712 during the year ended December 31, 2009.  Additionally, we received proceeds of $11,886 from the change in control transaction related to Algonquin Commons and invested $23,615 less in unconsolidated joint ventures during the year ended December 31, 2010, as compared to the year ended December 31, 2009.

Net cash used in financing activities was $23,941 for the year ended December 31, 2010, as compared to $75,604 for the year ended December 31, 2009.  The primary reason for the decrease in cash used in financing activities was the receipt of $7,683 in net loan proceeds and $10,000 in proceeds from the term loan during the year ended December 31, 2010, as compared to using net cash of $90,589 to repay certain mortgages and $7,000 to repay draws on our unsecured credit facility during the year ended December 31, 2009.  Additionally, we used $15,483 to repurchase certain of our convertible notes during the year ended December 31, 2010, as compared to $31,040 during the year ended December 31, 2009.  Further, during the year ended December 31, 2010, we paid $48,885 in distributions, partially offset by proceeds from the DRP of $2,607, as compared to distribution payments of $55,288 during the year ended December 31, 2009, partially offset by proceeds from the DRP of $6,328.  The decrease in distributions paid and DRP proceeds is a result of a decrease in the per share amount paid in distributions and fewer participants in our DRP program.  Partially offsetting this decrease in cash used in financing activities was the issuance of shares, net of offering costs of $23,899 during the year ended December 31, 2010, as compared to $106,733 during the year ended December 31, 2009.

2009 Compared to 2008

Net cash provided by operating activities was $71,051 for the year ended December 31, 2009, as compared to $66,668 for the year ended December 31, 2008.  The increase in cash provided by operating activities is due primarily to a reduction in accounts receivable.  During the year ended December 31, 2009, we collected amounts previously outstanding from our tenants and also increased the allowance for uncollectable accounts and had higher write off’s than during the year ended December 31, 2008, causing the decrease in accounts receivable.  Additionally contributing to the increase in cash provided by operating activities is lower accounts payable and accrued expenses, due to lower expenses at the end of 2009 compared to 2008.  Partially offsetting this increase is decreased operating distributions from our unconsolidated joint ventures and decreased cash from property operations as a result of the current economic conditions.  See our discussion of results of operations for an explanation of the decreases related to property operations.

Net cash provided by investing activities was $6,092 for the year ended December 31, 2009, as compared to net cash used in investment activities of $110,630 during the year ended December 31, 2008.  The primary reason for the decrease in cash used in investing activities was the use of $180,580 to purchase investment properties and $17,806 in additions to investment properties during the year ended December 31, 2008, as compared to no investment property acquisitions and $16,785 in additions to investment properties during the year ended December 31, 2009.  Partially offsetting the decrease in cash used was the receipt of lower proceeds from the sale of joint venture interests, lower proceeds from the sale of investment properties and lower distributions from our unconsolidated joint ventures. Additionally, we received less cash from mortgages receivable and used cash to establish a new note receivable during the year ended December 31, 2009, as compared to the year ended December 31, 2008.  During the year ended December 31, 2008, we received payment upon the maturity of our mortgage receivable with Tri-Land Properties, Inc as compared to establishing a new mortgage receivable during the year ended December 31, 2009 in conjunction with the sale of an investment property.  Additionally, during the year ended December 31, 2009, we established a note receivable with one of our unconsolidated joint ventures by purchasing the venture’s mortgages at a discount to its face value.

Net cash used in financing activities was $75,604 for the year ended December 31, 2009, as compared to net cash provided by financing activities of $30,764 for the year ended December 31, 2008.  The primary reason for the increase in cash used was the use of $31,040 to repurchase certain of the convertible notes we previously issued and using $93,289 to payoff certain mortgages and $7,000 in net payoffs on our line of credit during the year ended December 31, 2009, as compared to loan proceeds, net of loan payoffs of $12,575 and $48,000 in net payoffs on our line of credit during the year ended December 31, 2008.  Additionally, during the year ended December 31, 2008, we received $140,000 in proceeds from our unsecured term loan.  No such proceeds were received during the year ended December 31, 2009.  Partially offsetting the increase in cash used was the receipt of $106,733 in proceeds from our May 2009 equity offering and our ATM issuance program, offset by selling costs.  Additionally, we paid less in distributions to our stockholders as a result of the decrease in the rate per share that we distribute.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of the year ended December 31, 2010:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$483,186	65,570	234,642	19,946	163,028
Line of Credit Facility	45,000	—	45,000	—	—
Convertible Notes (a)(b)	110,000	80,785	29,215	—	—
Term Loan	150,000	—	150,000	—	—
Office Lease	1,912	410	1,229	273	—
Interest Expense (b)(c)(d)	142,974	37,625	61,972	18,968	24,409

(a)          Our convertible notes issued during 2006 mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.

(b)         Our convertible notes issued during 2010 mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.

(c)          Interest expense on the convertible notes was calculated through the first date at which we are able to call the note

(d)         Interest expense on the line of credit facility was calculated with the outstanding balance as of December 31, 2010.

Results of Operations

This section describes and compares our results of operations for the three years ended December 31, 2010, 2009 and 2008, respectively.  At December 31, 2010, we had ownership interests in 29 single-user retail properties, 61 Neighborhood Centers, 22 Community Centers, 29 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the same twelve month periods during each year, referred to herein as “same store” properties.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and we are able to determine the effects of our new acquisitions on net income.  Net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.

A total of 115 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 9.8 million square feet.  In the table below, “other investment properties” includes activity from properties acquired during the year ended December 31, 2010, a property in which we took over ownership control from our joint venture partner, properties contributed to our joint ventures and activity from properties owned through our joint venture with IPCC while they were consolidated.  Operations from properties acquired through this joint venture are recorded as consolidated income until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations and other comprehensive income.  The “same store” investment properties represent 93% of the square footage of our consolidated portfolio at December 31, 2010.  The following table presents the operating results, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the years ended December 31, 2010, 2009 and 2008 along with reconciliation to net income (loss) available to common stockholders, calculated in accordance with U.S. GAAP.

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Rental income and tenant recoveries:
“Same store” investment properties, 115 properties
Rental income	$109,487	114,017	117,883
Tenant recovery income	41,419	40,781	47,941
Other property income	1,916	4,375	3,333
“Other investment properties”
Rental income	6,885	4,295	9,847
Tenant recovery income	2,177	1,842	2,778
Other property income	121	73	110
Total rental and additional rental income	$162,005	165,383	181,892

Property operating expenses:
“Same store” investment properties, 115 properties
Property operating expenses	$23,581	22,921	25,358
Real estate tax expense	31,152	30,118	28,555
“Other investment properties”
Property operating expenses	1704	906	1,391
Real estate tax expense	1,952	1,022	1,423
Total property operating expenses	$58,389	54,967	56,727

Property net operating income
“Same store” investment properties	$98,089	106,134	115,244
“Other investment properties”	5,527	4,282	9,921
Total property net operating income	$103,616	110,416	125,165

Other income:
Straight-line rents	1,571	(743)	(701)
Amortization of lease intangibles	(125)	55	143
Other income	4,563	2,813	4,613
Fee income from unconsolidated joint ventures	3,578	3,330	4,551
Gain on sale of investment properties	—	341	—
Gain from change in control of investment properties	5,018	—	—
Gain on sale of joint venture interest	4,555	2,766	5,044
Gain on extinguishment of debt	—	7,980	3,412

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiary	(719)	513	(198)
Bad debt expense	(6,301)	(5,616)	(2,564)
Depreciation and amortization	(44,549)	(45,431)	(43,401)
General and administrative expenses	(13,735)	(12,639)	(12,992)
Interest expense	(36,317)	(34,207)	(46,052)
Impairment of investment securities	—	(2,660)	(12,043)
Provision for asset impairment	(18,190)	(4,696)	(666)
Equity in earnings (loss) of unconsolidated ventures	(4,365)	(16,494)	4,727

Income (loss) from continuing operations	(1,400)	5,728	29,038
Income from discontinued operations	1,443	2,901	1,816
Net income	43	8,629	30,854

Less: Net income attributable to the noncontrolling interest	(306)	(417)	(429)

Net income (loss) available to common stockholders	$(263)	8,212	30,425

On a “same store” basis (comparing the results of operations of the investment properties owned during the year ended December 31, 2010, with the results of the same investment properties owned during the year ended December 31, 2009), property net operating income decreased $8,045 with total rental and additional rental income decreasing by $6,351 and total property operating expenses increasing $1,694.  In comparing the results of operations from the “same store” properties during the year ended December 31, 2009 and 2008, property net operating income decreased $9,110 with total rental and additional rental income decreasing $9,984 and total property operating expenses decreasing $874.

Net income (loss) available to common stockholders decreased $8,475 when comparing the year ended December 31, 2010 to the year ended December 31, 2009 and decreased $22,213 when comparing the year ended December 31, 2009 to the year ended December 31, 2008.

Rental income decreased $4,530, on a “same store” basis, for the year ended December 31, 2010, as compared to the year ended December 31, 2009 primarily due to early termination of certain leases, tenant failures and bankruptcies, expiring leases that were not renewed and rent relief granted in 2009, the full impact of which occurred in 2010.  Total rental income decreased $1,940 reflecting an increase in rental income from our “other investment properties.”  This increase is a result of investment properties acquired during the year ended December 31, 2010 and on properties owned through our joint venture with IPCC, while they were consolidated.

Rental income decreased $3,866 on a “same store” basis, for the year ended December 31, 2009, as compared to the year ended December 31, 2008 primarily due to early termination of certain leases, extended abatement periods on new leases, decreased occupancy, tenant bankruptcies and rent relief and deferment requests.  Total rental income decreased $9,418 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, reflecting a decrease in rental income from our “other investment properties.”  This decrease is due to a decrease in income on properties owned through our joint venture with IPCC, while they were consolidated.  The University of Phoenix office building was consolidated until early February 2009 and was the only IPCC joint venture property that was consolidated during the year ended December 31, 2009, as compared to ten properties consolidated for various times during the year ended December 31, 2008.

Tenant recovery income increased $638 on a “same store” basis, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to increased property operating and real estate tax expenses and an increase in average same store financial occupancy.  Total tenant recovery income increased $973, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, reflecting an increase in tenant recovery income on our “other investment properties.”

Tenant recovery income decreased $7,160 on a “same store” basis, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily due to the same factors causing the decrease in rental income.  Additionally, the decrease in recovery income is due to a decrease in property operating expenses during the same periods.  Total tenant recovery income decreased $8,096 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, reflecting a decrease in tenant recovery income from our “other investment properties.”

Other property income decreased $2,459 on a “same store” basis for the year ended December 31, 2010, as compared to the year ended December 31, 2009 and increased $1,042 for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  This change from year to year is due in most part to lease termination fees recorded in each year.

Property operating expenses increased $660 on a “same store” basis, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due primarily to increased snow removal costs and routine maintenance.  Total property operating expenses increased $1,458, reflecting an increase in common area maintenance expenses incurred on our “other investment properties.”  This increase is a result of investment properties acquired during the year ended December 31, 2010 and on properties owned through our joint venture with IPCC, while they were consolidated.

Property operating expenses decreased $2,437 on a “same store” basis, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due primarily to a decrease in common area maintenance expenses such as routine maintenance and decreased snow removal costs.  Total property operating expenses decreased $2,922, reflecting a decrease in common area maintenance expenses incurred on our “other investment properties.”  This decrease is a result of fewer consolidated properties owned through our joint venture with IPCC during the year ended December 31, 2009, as compared to the year ended December 31, 2008.

Other income increased $1,750 for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to gains on sale of certain investment securities.  Additionally, during the year ended December 31, 2010, we were granted possession of a vacant building at our Orland Park Place Outlots investment property.  Previously, we had a ground lease with a restaurant operator.  Upon default by the tenant, we added this building to our portfolio, pursuant to the terms of the lease, which resulted in income of $890.  The increases were offset by a decrease in dividend income received on our investment in securities portfolio.

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

Fee income from unconsolidated joint ventures increased $248 for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to fees earned through our new joint venture with PGGM.  Partially offsetting this increase was a decrease in management fees earned from our joint ventures.  This decrease in management fee income is due to the change in control of Algonquin Commons which occurred on July 1, 2010.  Because Algonquin Commons is now a consolidated property, we no longer earn fees from the joint venture for managing it.

Fee income from unconsolidated joint ventures decreased $1,221 for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  This decrease is due to a decrease in acquisition fees earned on sales through our IPCC joint venture.  Partially offsetting this decrease is an increase in property management fees due to an increased number of properties under management through our unconsolidated joint ventures and the properties that have been fully sold through our IPCC joint venture.

During the year ended December 31, 2010, we recorded a gain from change in control of investment properties of $5,018 related to Algonquin Commons, a property previously owned through our joint venture with New York State Teachers Retirement System (“NYSTRS”).

Gain on sale of joint venture interest increased $1,789 for the year ended December 31, 2010, as compared to the year ended December 31, 2009 due to increased gains on sale in connection with sales of interest in properties through our joint venture with IPCC.

Gain on sale of joint venture interest decreased $2,278 for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  During the year ended December 31, 2008, we recorded the gain previously deferred in conjunction with the repayment of our mortgage receivable with Tri-Land Properties, Inc. in the amount of $3,193.  No such gain was recorded during the year ended December 31, 2009.  Offsetting the decrease from this one-time gain are increased gains on sale in connection with our joint venture with IPCC during the year ended December 31, 2009, as compared to the year ended December 31, 2008.

Gain on extinguishment of debt increased $4,568 for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  This increase is due to higher gains recorded for the purchase of certain of our convertible notes at a discount to the contract amount and discounts received for the early payoff of certain of our mortgages payable during the year ended December 31, 2009, as compared to the year ended December 31, 2008.  No such gains were recorded during the year ended December 31, 2010.

Bad debt expense increased $685 and $3,052 for the year ended December 31, 2010, as compared to the years ended December 31, 2009 and 2008, respectively.  The increase in bad debt expense is due to increased tenant bankruptcies and the current economic challenges facing our tenants.  We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we have reason to believe will be uncollectable, including any amounts relating to straight-line rent receivables.  Amounts deemed to be uncollectable are written off.

Depreciation and amortization decreased $882 for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due in most part to the write off of tenant improvement assets, as a result of early lease terminations, tenant failures and increased vacancies during the year ended December 31, 2009.  The decrease in depreciation and amortization is partially offset by depreciation recorded on Algonquin Commons after the change in control transaction.

Depreciation and amortization increased $2,030 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due in most part to the write off of tenant related assets including tenant improvements and in-place lease values, as a result of early lease terminations and increased vacancies.

General and administrative costs increased $1,096 for the year ended December 31, 2010, as compared to the year ended December 31, 2009.  This increase is due to increased payroll and related items as a result of additional staff, increased acquisition costs related to properties acquired during 2010 as well as costs incurred for properties we did not acquire and increased professional fees.

General and administrative costs decreased $352 for the year ended December 31, 2009, as compared to the year ended December 31, 2008 due to our ability to reduce or maintain our operating costs during the current year.

Interest expense increased $2,110 for the year ended December 31, 2010, as compared to the year ended December 31, 2009.  This increase is due primarily to increased interest rates charged on our unsecured credit facilities as a result of refinancing them earlier in 2010.  Interest on our unsecured facilities increased approximately $3,474.  This increase is partially offset by a decrease in interest on our mortgages payable, due to lower balances maintained during the year.  Our mortgage payable balance as of December 31, 2010 is higher than the balance as of December 31, 2009, due to mortgage loans closed during the fourth quarter of 2010.

Interest expense decreased $11,845 for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  The decrease is primarily due to a decrease in interest of approximately $7,200 on our mortgages payable and approximately $2,800 on our line of credit facility due to lower outstanding balances maintained during the year and lower interest rates charged on our variable rate debt.  Additionally, interest expense on our convertible notes decreased approximately $1,800 due to repurchases of notes during 2008 and 2009 and by interest expense recorded related to the amortization of the discount associated with these notes.  Partially offsetting the decrease in interest expense is an increase of approximately $1,600 related to our term loan entered into in September 2008.

Impairment of investment securities decreased $9,383 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due to recording lower non-cash charges related to declines in value of certain investment securities which were determined to be other than temporary.  No such impairment adjustments were recorded during the year ended December 31, 2010.

During the year ended December 31, 2010, we recorded a provision for asset impairment of $18,190, related to five development joint venture projects, to reflect the investments at fair value.  During the year ended December 31, 2009, we recorded a provision for asset impairment of $4,696.  Of this amount, $2,872 related to basis differences recorded for interest costs incurred for certain development projects and $1,824 related to one consolidated investment property and a portion of another.  Both properties were sold at prices below our current carrying value and required adjustments.  During the year ended December 31, 2008, we recorded a provision for asset impairment of $666 related to a property subsequently sold in 2008.

Equity in loss of unconsolidated joint ventures increased $12,129 for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to impairment charges recorded during the year ended December 31, 2009 related to our development joint venture properties.

Equity in loss of unconsolidated joint ventures decreased $21,221 for the year ended December 31, 2009, as compared to the year ended December 31, 2008.  The primary reason for this decrease was impairment charges recorded related to four development joint venture properties during the year ended December 31, 2009.  The total impairment loss recorded was $31,919 at the joint venture level.  Our pro rata share of this loss, equal to $14,753, is included in this item on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, this decrease is due in part to a decrease in operations due to losses incurred during the year ended December 31, 2009 through our joint venture with NYSTRS.  The losses result from increased vacancies, primarily the result of certain tenant bankruptcies and increased depreciation and amortization as a result of the write off of certain tenant related assets.

Significant Tenants (a) (b)

The following table presents the significant retail tenants in our total portfolio, based on percentage of annual base rent, along with their respective percentage of total square footage, annual base rent, and approximate receivable balance as of December 31, 2010:

Tenant Name	Annual Base Rent (c)	Percentage of Annual Base Rent	Percentage of Total Square Footage	Receivable Balance at December 31, 2010

SUPERVALU Inc. (d)	$11,372	7.27%	7.96%	$453
Roundy’s	7,208	4.61%	4.43%	(70)
Dominick’s Finer Foods	6,271	4.01%	3.91%	124
TJX Companies, Inc. (e)	5,065	3.24%	3.78%	294
Carmax	4,021	2.57%	1.39%	335
PetsMart	3,732	2.39%	2.13%	398
Kroger	2,990	1.91%	2.33%	(137)
Best Buy	2,462	1.57%	1.36%	254
The Sports Authority	2,340	1.50%	1.33%	(36)
Michael’s	2,320	1.48%	1.32%	38
Retail Ventures, Inc (DSW Warehouse)	2,308	1.48%	0.89%	240
Bed, Bath & Beyond (f)	2,157	1.38%	1.71%	66
The GAP	1,752	1.12%	0.96%	(116)
OfficeMax	1,719	1.10%	1.07%	9
Dollar Tree	1,588	1.02%	1.22%	112
Barnes & Noble	1,557	1.00%	0.68%	137
Party City	1,557	1.00%	0.79%	25

Total	$60,419	38.65%	37.26%	$2,126

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

(d)         Includes Jewel and Cub Foods.

(e)          Includes TJ Maxx, Marshall’s and A.J. Wright stores.

(f)            Includes Bed, Bath & Beyond and Buy, Buy Baby.

It is expected that approximately 235,000 square feet of anchor space will become vacant during 2011.  This vacancy is a result of certain big-box leases expiring and the tenants not renewing.  Marketing efforts are already under way to fill these newly created vacancies and we are already in discussions with potential tenants.  The result of these vacancies will be a decrease in revenues and cash flow in 2011.  There is no assurance that we will be able to re-lease these spaces quickly or that they will be at rates equal to or above the rates on the expiring leases.  Additionally, we will likely be required to fund the improvements to prepare the vacant spaces for the new tenant.

Captive Insurance

We are a member of a limited liability company formed as an insurance association captive (the “Captive”), which is owned in equal proportions with three other REITs sponsored by an affiliate of The Inland Group, Inc. (“TIGI), Inland American Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland Diversified Real Estate Trust, Inc. and us.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of TIGI. The Captive was formed to initially insure/reimburse the members’ deductible obligations for the first $75 above the insured’s maintenance deductible of $10 of property insurance and $100 of general liability insurance.  We entered into the Captive to stabilize our insurance costs, manage our exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a VIE and we are not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.  We were not required to make additional capital contributions to this entity during the years ended December 31, 2010 and 2009.

Joint Ventures

Consolidated joint ventures are those where we have a controlling financial interest in the joint venture or are the primary beneficiary of a variable interest entity.  The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  The third parties’ interests in these consolidated entities are reflected as noncontrolling interest in the accompanying consolidated financial statements.  All inter-company balances and transactions have been eliminated in consolidation.

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Unconsolidated joint ventures are those where we do not have a controlling financial interest in the joint venture or are not the primary beneficiary of a VIE.  We account for our interest in these ventures using the equity method of accounting.  Our profit/loss allocation percentage and related investment in each joint venture is summarized in the following table.

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at December 31, 2010	Investment in and advances to unconsolidated joint ventures at December 31, 2010	Investment in and advances to unconsolidated joint ventures at December 31, 2009

IN Retail Fund LLC (a)	50%	$27,275	48,779
NARE/Inland North Aurora I, II & III (b)	45%	13,139	23,867
Oak Property and Casualty	25%	1,475	1,128
TMK/Inland Aurora Venture LLC (b)	40%	2,531	5,589
PDG/Tuscany Village Venture LLC (b)	15%	—	6,767
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC (c)	85%	17,764	16,416
TDC Inland Lakemoor LLC (b)	48%	—	2,851
INP Retail LP (d)	55%	33,464	—
IRC/IREX Venture LLC (e)	50%	—	19,792
IRC/IREX Venture II LLC (e)	(f)	7,968	—

Investment in and advances to joint ventures		$103,616	125,189

(a)          Joint venture with New York State Teachers Retirement System (“NYSTRS”)

(b)         The profit/loss allocation percentage is allocated after the calculation of our preferred return.

(c)          Joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”)

(d)         Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(e)          Joint venture with Inland Private Capital Corporation (“IPCC”), formerly Inland Real Estate Exchange Corporation (“IREX”)

(f)            Our profit/loss allocation percentage varies based on the amount of interest we hold in the properties that are in the selling process.

On June 7, 2010, we formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  This joint venture may acquire up to $270,000 of grocery-anchored and community retail centers in Midwestern U.S. markets.  During the twelve months ended December 31, 2010, PGGM contributed $20,000 of equity and we completed our initial contribution of four retail centers with an approximate gross value of $45,000 to the joint venture.  The equity contributed by PGGM will be held in the joint venture and used as our equity contribution towards future acquisitions.  After the initial investment, the joint venture agreement provides that, subject to the conditions described in the governing joint venture documents being satisfied, we will contribute additional assets from our consolidated portfolio and PGGM will contribute additional equity to the venture as new acquisitions are identified.  During the twelve months ended December 31, 2010, we sold The Point at Clark, which we had purchased earlier in 2010, to the PGGM joint venture.  In conjunction with this sale, PGGM contributed approximately $6,500 to the joint venture, and we used approximately $8,000 of the proceeds from the initial contributions to the venture.  Total proceeds of $14,500 were paid by the joint venture to us as reimbursement of our original purchase price.  Additionally, during the twelve months ended December 31, 2010, the joint venture purchased Diffley Marketplace.  In conjunction with this purchase, PGGM contributed approximately $2,700 to the joint venture, and we used approximately $3,300 of the proceeds from the initial contributions to the venture.  Under the terms of the agreement, PGGM’s potential equity contribution to the venture may total up to $130,000.  As of December 31, 2010, PGGM’s remaining commitment is approximately $100,000.  The joint venture expects to acquire additional assets using leverage consistent with our existing business plan during the next two years.  PGGM owns a forty-five percent equity ownership interest and we own a fifty-five percent interest in the venture.  We are the managing partner of the venture and earn fees for asset management, property management, leasing and other services provided to the venture.

Inland Exchange Venture Corporation (“IEVC”), a TRS previously formed by us, entered into a limited liability company agreement with IPCC, a wholly-owned subsidiary of TIGI.  The resulting joint venture was formed to facilitate IEVC’s participation in tax-deferred exchange transactions pursuant to Section 1031 of the Internal Revenue Code using properties made available to the joint venture by IEVC.  We executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  IEVC coordinates the joint venture’s acquisition, property management and leasing functions, and earns fees for services provided to the joint venture, including management and leasing fees, as well as acquisition fees, which are split equally between IEVC and IPCC.  We will continue to earn property management and leasing fees on all properties acquired for this venture, including after all interests have been sold to the investors.

During the year ended December 31, 2010, our joint venture with IPCC acquired six investment properties.  During the year ended December 31, 2010, we earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  We previously agreed to temporarily reduce the management fees that may be charged on the Bank of America properties, with the intention that the fees would be reinstated gradually over the next two to three years.  As of December 31, 2010, these properties were completely sold and we continue to receive the reduced fee, until the fees are completely reinstated beginning in January 2013.  Additionally, in conjunction with the sales, we recorded gains of approximately $4,555, $2,766 and $1,850, for the years ended December 31, 2010, 2009 and 2008, respectively.  These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

During the twelve months ended December 31, 2010, we took control of Algonquin Commons, a property previously owned through our joint venture with NYSTRS.  Prior to the change in control, this property was unconsolidated and we accounted for it under the equity method of accounting.

Our control of Algonquin Commons was accounted for as a business combination, which required us to record the assets and liabilities of Algonquin Commons at fair value.  We valued the property using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the property.  We estimated fair value of the debt by discounting the future cash flows of the instrument at a rate currently offered for similar debt instruments.  NYSTRS agreed to pay us approximately $12,000 in connection with and as part of the acquisition of the property.  In addition, we agreed to release NYSTRS from future obligations associated with the property.  This consolidation resulted in a gain to us of $5,018 which is reflected as gain from change in control of investment properties on the accompanying consolidated statements of operations and other comprehensive income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investment properties	$102,103
Other assets	1,585
Total assets acquired	$103,688
Mortgages payable	91,035
Other liabilities	2,657
Net assets acquired	$9,996

The following table summarizes the investment in Algonquin Commons.

Investments in and advances to unconsolidated joint ventures at June 30, 2010	$16,864
Gain from change in control of investment properties	5,018
Cash received	(11,886)
Net assets acquired at July 1, 2010	$9,996

During the year ended December 31, 2010, one of our development joint ventures completed a land parcel sale for approximately $260.  The joint venture recorded a loss on sale of approximately $52.  Our pro rata share of the loss was $24.  During the year ended December 31, 2010 another of our development joint ventures completed the sale of a fully leased multi-tenant outlot building for approximately $2,350.  The joint venture recorded a gain on sale of approximately $68.  Our pro rata share of the gain, including our preferred return was $68.  The loss and gain are reflected in equity in earnings (loss) of unconsolidated joint ventures for the year ended December 31, 2010.  During the year ended December 31, 2009, one of our development joint ventures completed a sale of a Walgreens building to a third party for approximately $4,700.  The joint venture recorded a gain on sale of approximately $885. Our pro rata share of this gain, including our preferred return, was $847, which is reflected in equity in earnings (loss) of unconsolidated joint ventures for the year ended December 31, 2009.  During the year ended December 31, 2008, our development joint ventures sold four land parcels to third parties for approximately $10,500.  The joint ventures recorded gains on sale of approximately $1,629.  Our pro rata share of these gains, including our preferred return, was $954, which is reflected in equity in earnings (loss) of unconsolidated joint ventures for the year ended December 31, 2008.

Our proportionate share of the earnings or losses from these ventures is reflected as equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, we earn fees for providing property management, leasing and acquisition activities to these ventures.  We recognize fee income equal to our joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income.  During the year ended December 31, 2010, we earned $3,578 in fee income from our unconsolidated joint ventures, as compared to $3,330 and $4,551 for the years ended December 31, 2009 and 2008, respectively.  This fee income fluctuated due in most part to acquisition fees related to sales on properties sold through our joint venture with IPCC.  Acquisition fees are earned on the IPCC joint venture properties as the interests are sold to the investors.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by us are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  Differences between our investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture’s property assets.  During the years ended December 31, 2010, 2009 and 2008 we recorded $1,634, $1,438 and $1,436, respectively, of amortization of this basis difference.

The unconsolidated joint ventures had total outstanding debt in the amount of $281,496 (total debt, not our pro rata share) at December 31, 2010 that matures as follows:

Joint Venture Entity	2011 (a)	2012	2013	2014	2015	Thereafter	Total

IN Retail Fund LLC	$55,421	47,300	33,848	11,833	22,000	—	170,402
NARE/Inland North Aurora I (b)	17,469	—	—	—	—	—	17,469
NARE/Inland North Aurora II	3,549	—	—	—	—	—	3,549
NARE/Inland North Aurora III	13,819	—	—	—	—	—	13,819
PDG/Tuscany Village Venture (c)	9,052	—	—	—	—	—	9,052
PTI Ft. Wayne LLC (d)	14,800	—	—	—	—	—	14,800
PTI Boise LLC (e)	—	2,700	—	—	—	—	2,700
PTI Westfield LLC (f)	7,500	—	—	—	—	—	7,500
TDC Inland Lakemoor LLC (g)	—	22,105	—	—	—	—	22,105
INP Retail LP	—	—	—	—	5,800	14,300	20,100

Total unconsolidated joint venture debt	$121,610	72,105	33,848	11,833	27,800	14,300	281,496

(a)          The joint ventures will soon be in discussions with various lenders to extend or restructure this joint venture debt although there is no assurance that we, or our joint venture partners, will be able to restructure this debt on terms and conditions we find acceptable, if at all.

(b)         We have guaranteed approximately $1,100 of this outstanding loan.

(c)          This loan matured in September 2009.  We are not a party to this loan agreement and therefore have not guaranteed any portion of this loan.  The joint venture is engaged in discussions with the lender to extend this debt.  The lender has not taken any negative actions with regards to this matured loan.

(d)         This loan matures in June 2011.  We have guaranteed approximately $7,400 of this outstanding loan.

(e)          This loan matures in October 2012.  In September 2009, we purchased the mortgage from the lender at a discount and became a lender to the joint venture.

(f)            This loan matures in December 2011.  We have guaranteed approximately $1,200 of this outstanding loan.

(g)         This loan matures in October 2012.  We have guaranteed approximately $9,000 of this outstanding loan.

We have guaranteed approximately $18,700 of unconsolidated joint venture debt as of December 31, 2010.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  We would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents, unless the default is otherwise waived.  We are required to estimate the fair value of these guarantees and record a corresponding liability.  We have determined that the fair value of such guarantees are immaterial as of December 31, 2010 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

When circumstances indicate there may have been a loss in value of an equity method investment, we evaluate the investment for impairment by estimating our ability to recover our investments from future expected cash flows. If we determine the loss in value is other than temporary, we will recognize an impairment charge to reflect the investment at fair value.  The total impairment loss is recorded at the joint venture level.  During the years ended December 31, 2010 and 2009, the following impairment losses are included in equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income:

	Twelve months ended December 31, 2010		Twelve months ended December 30, 2009
Joint Venture Entity	Total impairment	Company’s pro rata share	Total impairment	Company’s pro rata share

NARE/Inland North Aurora I	$(5,550)	(2,498)	—	—
NARE/Inland North Aurora II	—	—	(3,181)	(1,431)
NARE/Inland North Aurora III	—	—	(4,276)	(1,924)
PDG/Tuscany Village Venture LLC			(7,450)	(1,118)
PTI Westfield LLC	—	—	(5,713)	(4,856)
TDC Inland Lakemoor LLC	—	—	(11,299)	(5,424)

	$(5,550)	(2,498)	(31,919)	(14,753)

In addition to the impairment charges above, during the twelve months ended December 31, 2009 we recorded $2,872 in impairment loss related to basis differences recorded for interest costs incurred for each project.  This loss is included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.  No impairment charges related to the basis differences were required or recorded during the years ended December 31, 2010 and 2008.

Additionally, during the year ended December 31, 2010, we determined that, based on the fair value of the related properties, portions of our investments in certain properties were unrecoverable and that the entire investment in PDG/Inland Tuscany Village Venture LLC and TDC Inland Lakemoor LLC were not recoverable.  Therefore, the following impairment losses were recorded to reflect the investments at fair value and are included in provision for asset impairment for the year ended December 31, 2010 on the accompanying consolidated statements of operations and other comprehensive income.  No impairment adjustments were required or recorded during the years ended December 31, 2009 and 2008.

Joint Venture Entity	Twelve months ended December 31, 2010

NARE/Inland North Aurora I	$3,933
NARE/Inland North Aurora II	1,500
NARE/Inland North Aurora III	2,584
PDG/Tuscany Village Venture LLC	6,809
TDC Inland Lakemoor LLC	3,364

$18,190

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

The projects considered active projects are Savannah Crossing in Aurora, Illinois, North Aurora Phase I in North Aurora, Illinois, Orchard Crossing in Fort Wayne, Indiana, and Southshore Shopping Center in Boise, Idaho.  Construction is essentially complete at Savannah Crossing and Orchard Crossing and Southshore Shopping Center is a redevelopment of an existing building.

The remaining development properties are categorized as land held for future development.  These include North Aurora Phase II and III in North Aurora, Illinois, Shops at Lakemoor in Lakemoor, Illinois, Lantern Commons in Westfield, Indiana, and Tuscany Village in Paradise, Florida.

We will deploy capital for construction or improvements to development properties only when we have signed commitments from retailers.

Fair Value Disclosures

In some instances, certain of our assets and liabilities are required to be measured or disclosed at fair value according to a fair value hierarchy pursuant to relevant accounting literature.  This hierarchy ranks the quality and reliability of the inputs used to determine fair values, which are then classified and disclosed in one of three categories.  The three levels of the fair value hierarchy are:

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

•                  Level 3 – model-derived valuations with unobservable inputs that are supported by little or no market activity

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their classifications within the fair value hierarchy levels.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at December 31, 2010 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Available for sale securities	$9,053	—	—
Investments in and advances to unconsolidated joint ventures
NARE/Inland North Aurora I	—	—	3,711
NARE/Inland North Aurora II	—	—	2,091
NARE/Inland North Aurora III	—	—	7,337

Total assets	$9,053	—	13,139

Derivative interest rate instruments liabilities	$—	2,092	—
Variable rate debt	—	—	236,793
Fixed rate debt	—	—	551,089

Total liabilities	$—	2,092	787,882

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

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008

Net income (loss) available to common stockholders	$(263)	8,212	30,425
Gain on sale of investment properties	(1,490)	(2,350)	(1,331)
Gain from change in control of investment properties	(5,018)	—	—
Equity in depreciation and amortization of unconsolidated joint ventures	13,642	16,210	11,540
Amortization on in-place lease intangibles	4,478	2,798	3,494
Amortization on leasing commissions	1,120	1,306	892
Depreciation, net of noncontrolling interest	39,123	41,996	40,134

Funds From Operations	$51,592	68,172	85,154

Net income (loss) available to common stockholders per weighted average common share - basic and diluted	$—	0.10	0.46

Funds From Operations, per weighted average common share - basic and diluted	$0.60	0.87	1.29

Weighted average number of common shares outstanding, basic	85,951	78,441	66,043

Weighted average number of common shares outstanding, diluted	86,036	78,504	66,102

Distributions declared	$49,008	53,875	64,782
Distributions per common share	$0.57	0.69	0.98

Items impacting FFO:

Gain on extinguishment of debt	—	(7,980)	(3,412)
Provision for asset impairment	18,190	4,696	666
Impairment of investment securities	—	2,660	12,043
Provision for asset impairment included in equity in earnings (loss) of unconsolidated joint ventures	2,498	14,753	—
Tax benefit (expense) related to current impairment charges, net of valuation allowance	147	(1,638)	—

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

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008

Income (loss) from continuing operations	$(1,400)	5,728	29,038
Gain on sale of property	(46)	(1,188)	(954)
Gain from change in control of investment properties	(5,018)	—	—
Net income attributable to noncontrolling interest	(306)	(417)	(429)
Income tax (benefit) expense of taxable REIT subsidiary	719	(513)	198
Income (loss) from discontinued operations, excluding gains	(46)	892	485
Interest expense	36,317	34,207	46,052
Interest expense associated with discontinued operations	551	616	1,146
Interest expense associated with unconsolidated joint ventures	9,774	11,477	9,235
Depreciation and amortization	44,549	45,431	43,401
Depreciation and amortization associated with discontinued operations	472	1,027	1,459
Depreciation and amortization associated with unconsolidated joint ventures	13,642	16,210	11,540

EBITDA	$99,208	113,470	141,171

Total Interest Expense	$46,642	46,300	56,433

EBITDA: Interest Expense Coverage Ratio	2.1 x	2.5 x	2.5 x

Items impacting EBITDA

Gain on extinguishment of debt	—	(7,980)	(3,412)
Provision for asset impairment	18,190	4,696	666
Impairment of investment securities	—	2,660	12,043
Provision for asset impairment included in equity in earnings (loss) of unconsolidated joint ventures	2,498	14,753	—

Impact of Recent Accounting Principles

Guidance issued in June 2009, improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financials statements about a transfer of financial assets; the effects of a transfer on its financials position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter and needs to be applied to transfers occurring on or after the effective date.  The adoption of this guidance did not have a material affect on our consolidated financial statements.

Guidance issued in June 2009, amends previously issued guidance related to consolidation.  These changes eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity and require companies to more frequently reassess whether they must consolidated variable interest entities.  The changes also replace the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  Changes are effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The adoption of this new guidance did not have an impact on our consolidated financial statements as there are no changes to which entities are consolidated.

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

Subsequent Events

On January 11, 2011, our joint venture with PGGM purchased Joffco Square from an unaffiliated third party for approximately $23,800.  The property is located in Chicago, Illinois and contains 95,354 square feet of leasable area.

On January 18, 2011, we paid a cash distribution of $0.0475 per share on the outstanding shares of our common stock to stockholders of record at the close of business on December 31, 2010.

On January 18, 2011, we announced that we had declared a cash distribution of $0.0475 per share on the outstanding shares of our common stock.  This distribution was payable on February 17, 2011 to the stockholders of record at the close of business on January 31, 2011.

On February 1, 2011, we took control of Orchard Crossings, in Fort Wayne, Indiana, a property previously held through our joint venture with Pine Tree.  Prior to the change in control, we accounted for our investment in this property as an unconsolidated entity.

On February 14, 2011, we sold Schaumburg Golf Road Retail, in Schaumburg, IL to an unaffiliated third party for $2,150.

On February 17, 2011, we paid a cash distribution of $0.0475 per share on the outstanding shares of our common stock to stockholders of record at the close of business on January 31, 2011.

On February 17, 2011, we announced that we had declared a cash distribution of $0.0475 per share on the outstanding shares of our common stock.  This distribution is payable on March 17, 2011 to the stockholders of record at the close of business on February 28, 2011.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

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

During the year ended December 31, 2010 we entered into an interest rate swap contract, as a requirement under a new $60,000 secured mortgage.  During the years ended December 31, 2009 and 2008 we had no material derivative instruments, on a consolidated basis.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension based on our view of the current interest rate environment.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2015 and thereafter and weighted average interest rates for the debt maturing in each specified period. The instruments, the principal amounts of which are presented below, were entered into for non-trading purposes.

	2011 (a) (b)	2012	2013 (c)	2014 (d)	2015	Thereafter	Total	Fair Value (e)

Fixed rate debt	$145,907	57,890	3,143	162,883 (g)	19,640	163,333	552,796	551,089
Weighted average interest rate	4.57%	5.22%	—	5.27%	6.50%	5.63%	5.23%	—

Variable rate debt	$449	33,741 (f)	195,000	6,200	—	—	235,390	236,793
Weighted average interest rate	—	4.35%	4.50%	0.71%	—	—	4.38%	—

(a)          Approximately $63,800 of our mortgages payable mature during 2011.  We will soon be in discussions with the lenders of our secured debt and will negotiate to refinance the secured debt maturing in 2011.  If our attempts to refinance are successful, we anticipate that the average rates on the new borrowings could be approximately 100 to 200 basis points above the average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance we will be able to complete these borrowings.

(b)         Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $80,785.  The consolidated balance sheets are presented net of a fair value adjustment of $2,180.

(c)          Included in the debt maturing during 2013 are our unsecured credit facilities, totaling $195,000.  We pay interest only during the term of these facilities at a variable rate equal to either 300 basis points over LIBOR, with a floor of 150 basis points, or 200 basis points over the Alternate Base Rate, in effect at the time of the borrowing.  As of December 31, 2010, the weighted average interest rate on outstanding draws on the line of credit facility was 4.50%, and the interest rate on the term loan was 4.50%.  These credit facilities require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2010, we were in compliance with these covenants.

(d)         Included in the debt maturing in 2014 is our convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets are presented net of a fair value adjustment of $1,815.

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

(g)         We have guaranteed a mortgage for $19,200 and we would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document, unless the default is otherwise waived.

The table above does not reflect indebtedness incurred after December 31, 2010.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness, fixed rate debt that matures and needs to be refinanced and hedging strategies used to reduce the impact of any increases in rates.

At December 31, 2010, approximately $235,390, or 30%, of our debt has variable interest rates averaging 4.38%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $588 for the year ended December 31, 2010.

Equity Price Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices is a result of our investment in securities.  At December 31, 2010, our investment in securities, classified as available for sale, totaled $9,053.  The carrying values of investments in securities subject to equity price risks are based on quoted market prices as of the date of the consolidated balance sheets.  Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  Fluctuation in the market price of a security may result from any number of factors including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments and general market conditions.  Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.  We do not engage in derivative or other hedging transactions to manage our equity price risk.

Other than temporary impairments on our investment in securities were $2,660 and $12,043 for the years ended December 31, 2009 and 2008, respectively.  No such impairments were required or recorded for the year ended December 31, 2010.  We believe that our investments will continue to generate dividend income and, as the stock market recovers, we have begun to recognize gains on sale.

Item 8.  Financial Statements and Supplementary Data

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Corporation:

We have audited the accompanying consolidated balance sheets of Inland Real Estate Corporation (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),  the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Corporation:

We have audited Inland Real Estate Corporation’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income, equity, and  cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2011

INLAND REAL ESTATE CORPORATION

Consolidated Balance Sheets

December 31, 2010 and 2009

(In thousands, except per share data)

	2010	2009
Assets:
Investment properties:
Land	$345,637	333,433
Construction in progress	142	322
Building and improvements	999,723	921,461

	1,345,502	1,255,216
Less accumulated depreciation	326,546	308,785

Net investment properties	1,018,956	946,431

Cash and cash equivalents	13,566	6,719
Investment in securities	10,053	11,045
Accounts receivable, net	37,755	42,545
Investment in and advances to unconsolidated joint ventures	103,616	125,189
Acquired lease intangibles, net	38,721	14,438
Deferred costs, net	17,041	8,147
Other assets	15,133	10,914

Total assets	$1,254,841	1,165,428

Liabilities:
Accounts payable and accrued expenses	$34,768	29,461
Acquired below market lease intangibles, net	10,492	2,319
Distributions payable	4,139	4,017
Mortgages payable	483,186	384,468
Unsecured credit facilities	195,000	185,000
Convertible notes	110,365	123,789
Other liabilities	18,898	11,183

Total liabilities	856,848	740,237

Stockholders’ Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.01 par value, 500,000 Shares authorized; 87,838 and 84,560 Shares issued and outstanding at December 31, 2010 and 2009, respectively	878	846
Additional paid-in capital (net of offering costs of $65,322 and $64,472 and December 31, 2010 and 2009, respectively)	775,348	749,156
Accumulated distributions in excess of net income	(379,485)	(330,214)
Accumulated other comprehensive income (loss)	1,148	3,710

Total stockholders’ equity	397,889	423,498

Noncontrolling interest	104	1,693

Total equity	397,993	425,191

Total liabilities and equity	$1,254,841	1,165,428

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Operations and Other Comprehensive Income

For the years ended December 31, 2010 2009 and 2008

(In thousands except per share data)

	2010	2009	2008
Revenues
Rental income	$117,818	117,624	127,172
Tenant recoveries	43,596	42,623	50,719
Other property income	2,037	4,448	3,443
Fee income from unconsolidated joint ventures	3,578	3,330	4,551
Total revenues	167,029	168,025	185,885

Expenses:
Property operating expenses	31,586	29,443	29,313
Real estate tax expense	33,104	31,140	29,978
Depreciation and amortization	44,549	45,431	43,401
Provision for asset impairment	18,190	4,696	666
General and administrative expenses	13,735	12,639	12,992
Total expenses	141,164	123,349	116,350

Operating income	25,865	44,676	69,535

Other income	4,563	2,813	4,613
Gain on sale of investment properties	—	341	—
Gain from change in control of investment properties	5,018	—	—
Gain on sale of joint venture interest	4,555	2,766	5,044
Gain on extinguishment of debt	—	7,980	3,412
Impairment of investment securities	—	(2,660)	(12,043)
Interest expense	(36,317)	(34,207)	(46,052)
Income before income tax benefit (expense) of taxable REIT subsidiary, equity in earnings (loss) of unconsolidated joint ventures, discontinued operations and income attributable to noncontrolling interest	3,684	21,709	24,509

Income tax benefit (expense) of taxable REIT subsidiary	(719)	513	(198)
Equity in earnings (loss) of unconsolidated joint ventures	(4,365)	(16,494)	4,727
Income (loss) from continuing operations	(1,400)	5,728	29,038
Income from discontinued operations	1,443	2,901	1,816
Net income	43	8,629	30,854

Less: Net income attributable to the noncontrolling interest	(306)	(417)	(429)
Net income (loss) available to common stockholders	(263)	8,212	30,425

Other comprehensive income (expense):
Unrealized gain (loss) on investment securities	1,549	3,068	(9,747)
Reversal of unrealized (gain) loss to realized (gain) loss on investment securities	(2,080)	2,660	12,043
Unrealized gain (loss) on derivative instruments	(2,031)	217	(197)

Comprehensive income (loss)	$(2,825)	14,157	32,524

Basic and diluted earnings available to common shares per weighted average common share:

Income (loss) from continuing operations	$(0.02)	0.07	0.44
Income from discontinued operations	0.02	0.04	0.03
Net income attributable to the noncontrolling interest	—	(0.01)	(0.01)
Net income (loss) available to common stockholders per weighted average common share — basic and diluted	$—	0.10	0.46

Weighted average number of common shares outstanding — basic	85,951	78,441	66,043
Weighted average number of common shares outstanding — diluted	86,036	78,504	66,102

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Equity

For the years ended December 31, 2010, 2009 and 2008

(In thousands except per share data)

	2010	2009	2008
Number of shares
Balance at beginning of year	84,560	66,498	65,669
Shares issued from DRP	309	803	813
Cancelled restricted shares	—	(2)	(3)
Issuance of shares	2,969	17,261	19
Balance at end of year	87,838	84,560	66,498

Common Stock
Balance at beginning of year	$846	665	657
Proceeds from DRP	3	9	8
Issuance of shares	29	172	—
Balance at end of year	878	846	665

Additional Paid-in capital
Balance at beginning of year	749,156	636,199	624,805
Proceeds from DRP	2,604	6,319	10,997
Deferred stock compensation	48	15	82
Amortization of debt issue costs	(330)	62	40
Issuance of shares	24,720	112,217	275
Offering costs	(850)	(5,656)	—
Balance at end of year	775,348	749,156	636,199

Accumulated distributions in excess of net income
Balance at beginning of year	(330,214)	(284,551)	(250,194)
Net income (loss) available to common stockholders	(263)	8,212	30,425
Distributions declared	(49,008)	(53,875)	(64,782)
Balance at end of year	(379,485)	(330,214)	(284,551)

Accumulated other comprehensive income (loss)
Balance at beginning of year	3,710	(2,235)	(4,334)
Unrealized gain (loss) on investment securities	1,549	3,068	(9,747)
Reversal of unrealized (gain) loss to realized (gain) loss on investment securities	(2,080)	2,660	12,043
Unrealized gain (loss) on derivative instruments	(2,031)	217	(197)
Balance at end of year	1,148	3,710	(2,235)

Noncontrolling interest
Balance at beginning of year	1,693	2,146	2,494
Net income attributable to noncontrolling interest	306	417	429
Contributions to noncontrolling interest	25	24	—
Purchase of noncontrolling interest	(1,218)	(149)	(26)
Distributions to noncontrolling interest	(702)	(745)	(751)
Balance at end of year	104	1,693	2,146

Total equity	$397,993	425,191	352,224

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009, and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss) available to common stockholders	$(263)	8,212	30,425
Adjustments to reconcile net income (loss) available to common stockholders to net cash provided by operating activities:
Provision for asset impairment	18,190	4,696	666
Depreciation and amortization	45,548	46,908	45,336
Deferred stock compensation	48	15	82
Amortization on acquired above/below market leases	158	(61)	(162)
Gain on sale of investment properties	(1,850)	(2,349)	(1,332)
Income from assumption of investment property	(890)	—	—
Gain from change in control of investment property	(5,018)	—	—
Loss on land condemnation	259	—	—
Gain on extinguishment of debt	—	(7,980)	(3,412)
Realized (gain) loss on investment securities, net	(2,352)	1,224	11,100
Noncontrolling interest	306	417	429
Equity in earnings (income) loss of unconsolidated ventures	4,365	16,495	(4,727)
Gain on sale of joint venture interest	(4,555)	(2,766)	(5,044)
Straight line rent	(1,579)	732	871
Amortization of loan fees	2,420	3,031	2,348
Amortization of convertible note discount	1,426	1,422	1,804
Distributions from unconsolidated joint ventures	904	42	1,740
Changes in assets and liabilities:
Restricted cash	(361)	751	2,200
Accounts receivable and other assets, net	3,089	4,401	(10,165)
Accounts payable and accrued expenses	2,861	(1,120)	(5,111)
Other liabilities	(3,183)	(3,019)	(380)
Net cash provided by operating activities	59,523	71,051	66,668

Cash flows from investing activities:
Restricted cash	$(2,641)	(170)	(200)
Proceeds from sale of interest in joint venture, net	35,461	32,656	47,820
Sale of investment securities, net	2,813	1,908	842
Purchase of investment properties	(102,478)	—	(180,580)
Additions to investment properties, net of accounts payable	(23,470)	(16,785)	(17,806)
Proceeds from sale of investment properties, net	46,868	7,712	13,636
Land condemnation	65	—	—
Proceeds from change in control of investment properties	11,886	—	—
Distributions from unconsolidated joint ventures	10,386	12,325	17,996
Investment in unconsolidated joint ventures	(4,815)	(28,435)	(13,841)
Mortgages receivable	—	(515)	22,872
Leasing fees	(2,810)	(2,604)	(1,369)
Net cash provided by (used in) investing activities	(28,735)	6,092	(110,630)

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Cash flows from financing activities:
Proceeds from the DRP	2,607	6,328	11,005
Issuance of shares, net of offering costs	23,899	106,733	275
Purchase of noncontrolling interest, net	(1,193)	(125)	(25)
Loan proceeds	187,512	2,700	130,085
Payoff of debt	(179,829)	(93,289)	(117,510)
Net proceeds (repayments) under line of credit facility	—	(7,000)	(48,000)
Proceeds from term loan	10,000	—	140,000
Convertible notes	(15,483)	(31,040)	(10,934)
Loan fees	(7,318)	(321)	(2,158)
Other current liabilities	5,451	(3,557)	(6,510)
Distributions paid	(48,885)	(55,288)	(64,713)
Distributions to noncontrolling interest partners	(702)	(745)	(751)
Net cash provided by (used in) financing activities	(23,941)	(75,604)	30,764

Net increase (decrease) in cash and cash equivalents	6,847	1,539	(13,198)

Cash and cash equivalents at beginning of year	6,719	5,180	18,378

Cash and cash equivalents at end of year	$13,566	6,719	5,180

Supplemental disclosure of cash flow information

Cash paid for interest, net of capitalized interest	$30,088	31,407	44,737

Supplemental Disclosure of Non-cash Investing and Financing Activities

Non-cash contribution to investment in and advances to unconsolidated joint ventures

Investment properties	$34,366	—	—
Other assets	1,395	—	—
Investment in and advances to unconsolidated joint ventures	(34,865)	—	—
Total liabilities	(896)	—	—

Total cash contribution	$—	—	—

Non-cash investment from change in control of investment properties

Investment properties	$(96,981)	—	—
Other assets	(1,642)	—	—
Investment in and advances to unconsolidated joint ventures	16,864	—	—
Mortgage payable	91,035	—	—
Other liabilities	2,610	—	—

Cash received from change in control of investment properties	$11,886	—	—

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

(1)           Organization and Basis of Accounting

Inland Real Estate Corporation (the “Company”), a Maryland corporation, was formed on May 12, 1994.  The Company is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly or through its unconsolidated entities) open-air neighborhood, community and power shopping centers and single tenant retail properties located primarily in Midwest markets.

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

Certain reclassifications were made to the 2009 and 2008 financial statements to conform to the 2010 presentation but have not changed the results of prior years.

The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and consolidated joint ventures.  These entities are consolidated because the Company is the primary beneficiary of a variable interest entity (“VIE”).  The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  The third parties’ interests in these consolidated entities are reflected as noncontrolling interest in the accompanying consolidated financial statements.  All inter-company balances and transactions have been eliminated in consolidation.

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

Accounting Policies

Depreciation expense is computed using the straight-line method.  Building and improvements are depreciated based upon estimated useful lives of each asset type.  The Company accounts for tenant allowances as tenant improvements.  Tenant improvements are depreciated over the life of the related lease.

Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income.  Acquired in-place leases and customer relationship values are amortized over the life of the related leases for each property as a component of amortization expense.

Leasing fees are amortized on a straight-line basis over the life of the related lease.  Loan fees are amortized on a straight-line basis over the life of the related loan.  Leasing fees and loan fees are presented in the accompanying consolidated balance sheets as deferred costs.  Deferred costs are presented net of accumulated amortization of $6,371 and $8,637 for the years ended December 31, 2010 and 2009, respectively.

The Company expenses acquisition costs for investment property acquisitions to record the acquisition at its fair value.  Prior to January 1, 2009, the Company capitalized all acquisitions costs as part of the value of the investment property as an addition to building and improvements.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in-place leases) and any assumed financing that is determined to be above or below market terms.  In some circumstances, the Company engages independent real estate appraisal firms to provide market information and evaluations that are relevant to its purchase price allocations; however, the Company is ultimately responsible for the purchase price allocations.  The aggregate value of other intangibles is measured based on the difference between the purchase price and the property valued as-if-vacant.  The Company does not have any amounts allocated to customer relationships as of December 31, 2010 and 2009.

Amortization pertaining to the above market lease intangibles of $742, $406 and $507 was recorded as a reduction to rental income for the years ended December 31, 2010, 2009 and 2008, respectively.  Amortization pertaining to the below market lease intangibles of $615, $474 and $669 was recorded as an increase to rental income for the years ended December 31, 2010, 2009 and 2008, respectively.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $4,435, $2,798 and $2,834 for the years ended December 31, 2010, 2009 and 2008, respectively.  In the accompanying consolidated balance sheets, acquired lease intangibles is presented net of accumulated amortization of $9,156 and $5,368 for the years ended December 31, 2010 and 2009, respectively and acquired below market lease intangibles are net of accumulated amortization of $2,292 and $1,866 for the years ended December 31, 2010 and 2009, respectively.  The table below presents the amounts to be recorded for the amortization of intangibles over the next five years:

Year	Amortization of Above Market Lease Intangibles	Amortization of Below market Lease Intangibles	Amortization of In Place Lease Intangibles	Total
2011	$850	(848)	4,999	5,001
2012	778	(831)	4,870	4,817
2013	732	(830)	4,421	4,323
2014	665	(736)	4,143	4,072
2015	577	(664)	2,295	2,208
Thereafter	2,834	(6,583)	11,403	7,654

Total	$6,436	(10,492)	32,131	28,075

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

The Company assesses the carrying values of its investment properties, whenever events or changes in circumstances indicate that the carrying amounts of these investment properties may not be fully recoverable. Recoverability of the investment properties is measured by comparison of the carrying amount of the investment property to the estimated future undiscounted cash flows.  In order to review the Company’s investment properties for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If the Company’s analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

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

The use of projected future cash flows is based on assumptions that are consistent with the Company’s estimates of future expectations and the strategic plan it uses to manage its underlying business. However assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment charges of our real estate properties.  During the year ended December 31, 2009, the Company recorded an impairment loss of $1,695 related to a 229,639 square foot community center located in Michigan City, Indiana, as well as an impairment loss of $129 related to a 12,903 square foot neighborhood retail center located in Montgomery, Illinois.  During the year ended December 31, 2008, the Company recorded an impairment loss of $666 related to an 86,004 square foot neighborhood retail center located in Madison, Wisconsin.  Each of these properties was subsequently sold and the losses are included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.  No such losses were required or recorded for the year ended December 31, 2010.

The Company also reviews its investments in unconsolidated entities.  When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at fair value. The use of projected future cash flows and other estimates of fair value, the determination of when a loss is other than temporary, and the calculation of the amount of the loss, is complex and subjective. Use of other estimates and assumptions may result in different conclusions. Changes in economic and operating conditions that occur subsequent to the Company’s review could impact these assumptions and result in future impairment charges of its equity investments.  During the years ended December 31, 2010 and 2009, the Company recognized impairment charges of $18,190 and $2,872, respectively, with respect to its investments in unconsolidated entities.  No such losses were required or recorded for the year ended December 31, 2008.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

The Company accounts for its convertible notes by separately accounting for the debt and equity components of convertible instruments. The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The debt is subsequently accreted to its par value over its expected life with a rate of interest being reflected in earnings that reflects the market rate at issuance. The Company has recorded $9,412 and $9,627 to additional paid in capital on the accompanying consolidated balance sheets, at December 31, 2010 and 2009, respectively, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The total principal amount outstanding was $110,000 and $125,000 as of December 31, 2010 and 2009, respectively.

The Company’s joint venture with Inland Private Capital Corporation (“IPCC”), formerly Inland Real Estate Exchange Corporation, has offered tenant-in-common (“TIC”) interest or Delaware Statutory Trust (“DST”) interests in properties that it holds together with its joint venture partner, to investors in a private placement exempt from registration under the Securities Act of 1933.  These TIC and DST interests may have served as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code.  The Company consolidates properties owned by the joint venture when it owns 100% of the equity interests. Upon the first sale of equity interests through the private placement offerings, the Company accounts for its interest under the equity method of accounting, as major decisions require unanimous consent by the co-owners that share an undivided interest in the properties.  The Company structures its TIC and DST programs with acquisition fees, which are due to the Company from the proceeds of the sales.  As the Company sells its interest in properties through TIC and DST sales, it recognizes its proportionate share of acquisition fees and gain on sale as each individual transaction is completed.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company’s debt is estimated to be $236,793 for debt which bears interest at variable rates and $551,089 for debt which bears interest at fixed rates.  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders.

Offering costs are offset against the Stockholders’ equity accounts.  Offering costs consist principally of printing, legal, selling and registration costs.

Tenants required to pay a security deposit under their lease with the Company have paid either in cash or by posting letters of credit.  The letters of credit are not recorded in the accompanying consolidated financial statements.  As of December 31, 2010 and 2009, the Company held letters of credit for tenant security deposits totaling approximately $98 and $201, respectively.

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

As a lessor, the Company defers the recognition of contingent rental income, such as percentage/excess rent until the specified target that triggered the contingent rental income was achieved.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

The Company periodically reviews the collectability of outstanding receivables.  Allowances are taken for those balances that the Company has reason to believe will be uncollectable, including amounts relating to straight-line rent receivables.  As of December 31, 2010 and 2009, the Company had recorded approximately $4,639 and $4,080, respectively, as an allowance for uncollectable accounts on the accompanying consolidated balance sheets.

The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument.  The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose it to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  The Company entered into interest rate swap contracts to limit their exposure to variable interest rates.  These derivative instruments were designated as cash flow hedges and therefore qualify for hedge accounting.  The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.

A mortgage receivable is considered impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter. As of December 31, 2010 and 2009, the Company had a $515 mortgage receivable related to the sale of an investment property.  Based upon the Company’s judgment, its mortgage receivable was not impaired as of December 31, 2010.

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

The consolidated results of the Company include the accounts of Inland Ryan LLC, Inland Ryan Cliff Lake LLC, IRC-IREX Venture, LLC and IRC-IREX Venture II, LLC.  The Company has determined that these interests are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

Recent Accounting Principles

Guidance issued in June 2009, improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financials statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter and needs to be applied to transfers occurring on or after the effective date.  The adoption of this guidance did not have a material affect on the Company’s consolidated financial statements.

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

(2)           Investment Securities

At December 31, 2010 and 2009, investment in securities includes $9,053 and $10,045, respectively, of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value and $1,000 in each period of preferred securities not classified as available-for-sale securities and therefore, recorded at cost.  The Company determined that these securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  The Company has recorded a net unrealized gain of $3,240 and $3,771 on the accompanying consolidated balance sheets as of December 31, 2010 and 2009, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the years ended December 31, 2010, 2009 and 2008 resulted in gains on sale of $2,352, $1,436 and $943, respectively, which are included in other income in the accompanying consolidated statements of operations and other comprehensive income.  Dividend income is recognized when received.

The Company evaluates its investments for impairment quarterly.  The Company’s policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary.  During the years ended December 31, 2009 and 2008, the Company recognized impairment charges of $2,660 and $12,043, respectively, with respect to its investment in perpetual preferred and common securities in the accompanying consolidated financial statements.  Due to various factors, including the extent and duration during which the market price had been below cost, the Company concluded the decline in value was other than temporary.  No such losses were required or recorded for the year ended December 31, 2010.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$167	(2)	—	—	167	(2)

Non REIT Stock	$—	—	—	—	—	—

(3)           Unconsolidated Joint Ventures

Unconsolidated joint ventures are those where the Company does not have a controlling financial interest in the joint venture is not the primary beneficiary of a variable interest entity.  The Company accounts for its interest in these ventures using the equity method of accounting.  The Company’s profit/loss allocation percentage and related investment in each joint venture is summarized in the following table.

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at December 31, 2010	Investment in and advances to unconsolidated joint ventures at December 31, 2010	Investment in and advances to unconsolidated joint ventures at December 31, 2009

IN Retail Fund LLC (a)	50%	$27,275	48,779
NARE/Inland North Aurora I, II & III (b)	45%	13,139	23,867
Oak Property and Casualty	25%	1,475	1,128
TMK/Inland Aurora Venture LLC (b)	40%	2,531	5,589
PDG/Tuscany Village Venture LLC (b)	15%	—	6,767
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC (c)	85%	17,764	16,416
TDC Inland Lakemoor LLC (b)	48%	—	2,851
INP Retail LP (d)	55%	33,464	—
IRC/IREX Venture LLC (e)	50%	—	19,792
IRC/IREX Venture II LLC (e)	(f)	7,968	—

Investment in and advances to joint ventures		$103,616	125,189

(a)          Joint venture with New York State Teachers Retirement System (“NYSTRS”)

(b)         The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)          Joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”)

(d)         Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(e)          Joint venture with Inland Private Capital Corporation (“IPCC”), formerly Inland Real Estate Exchange Corporation (“IREX”)

(f)            The Company’s profit/loss allocation percentage varies based on the amount of interest it hold in the properties that are in the selling process.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

On June 7, 2010, the Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  This joint venture may acquire up to $270,000 of grocery-anchored and community retail centers in Midwestern U.S. markets.  During the twelve months ended December 31, 2010, PGGM contributed $20,000 of equity and the Company completed its initial contribution of four retail centers with an approximate gross value of $45,000 to the joint venture.  The equity contributed by PGGM will be held in the joint venture and used as the Company’s equity contribution towards future acquisitions.  After the initial investment, the joint venture agreement provides that, subject to the conditions described in the governing joint venture documents being satisfied, the Company will contribute additional assets from its consolidated portfolio and PGGM will contribute additional equity to the venture as new acquisitions are identified.  During the twelve months ended December 31, 2010, the Company sold The Point at Clark, which the Company had purchased earlier in 2010, to the PGGM joint venture.  In conjunction with this sale, PGGM contributed approximately $6,500 to the joint venture, and the Company used approximately $8,000 of the proceeds held by joint venture from the initial contributions.  Total proceeds of $14,500 were paid by the joint venture to the Company as reimbursement of its original purchase price.  Additionally, during the twelve months ended December 31, 2010, the joint venture purchased Diffley Marketplace.  In conjunction with this purchase, PGGM contributed approximately $2,700 to the joint venture, and the Company used approximately $3,300 of the proceeds from the initial contributions to the venture.  Under the terms of the agreement, PGGM’s potential equity contribution to the venture may total up to $130,000.  As of December 31, 2010, PGGM’s remaining commitment is approximately $100,000.  The joint venture expects to acquire additional assets using leverage consistent with the Company’s existing business plan during the next two years.  PGGM owns a forty-five percent equity ownership interest and the Company owns a fifty-five percent interest in the venture.  The Company is the managing partner of the venture and earns fees for asset management, property management, leasing and other services provided to the venture.

Inland Exchange Venture Corporation (“IEVC”), a TRS previously formed by the Company, entered into a limited liability company agreement with IPCC, a wholly-owned subsidiary of The Inland Group, Inc. (“TIGI”).  The resulting joint venture was formed to facilitate IEVC’s participation in tax-deferred exchange transactions pursuant to Section 1031 of the Internal Revenue Code using properties made available to the joint venture by IEVC.  The Company executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  IEVC coordinates the joint venture’s acquisition, property management and leasing functions, and earns fees for services provided to the joint venture, including management and leasing fees, as well as acquisition fees, which are split equally between IEVC and IPCC.  The Company will continue to earn property management and leasing fees on all properties acquired for this venture, including after all interests have been sold to the investors.

During the year ended December 31, 2010, the Company acquired six investment properties on behalf of its joint venture with IPCC.  During the year ended December 31, 2010, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  The Company previously agreed to temporarily reduce the management fees that may be charged on the Bank of America properties, with the intention that the fees would be reinstated gradually over the next two to three years.  As of December 31, 2010, these properties were completely sold and the Company continues to receive the reduced fee, until the fees are completely reinstated beginning in January 2013.  Additionally, in conjunction with the sales, the Company recorded gains of approximately $4,555, $2,766 and $1,850 for the years ended December 31, 2010, 2009 and 2008, respectively, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

During the twelve months ended December 31, 2010, the Company took control of Algonquin Commons, a property previously owned through its joint venture with NYSTRS.  Prior to the change in control, this property was unconsolidated and the Company accounted for it under the equity method of accounting.

The Company’s control of Algonquin Commons was accounted for as a business combination, which required the Company to record the assets and liabilities of Algonquin Commons at fair value.  The Company valued the property using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the property.  The Company estimated fair value of the debt by discounting the future cash flows of the instrument at a rate currently offered for similar debt instruments.  NYSTRS agreed to pay the Company approximately $12,000 in connection with and as part of the acquisition of the property.  In addition, the Company agreed to release NYSTRS from future obligations associated with the property.  This consolidation resulted in a gain to the Company of $5,018 which is reflected as gain from change in control of investment properties on the accompanying consolidated statements of operations and other comprehensive income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investment properties	$102,103
Other assets	1,585
Total assets acquired	$103,688
Mortgages payable	91,035
Other liabilities	2,657
Net assets acquired	$9,996

The following table summarizes the investment in Algonquin.

Investments in and advances to unconsolidated joint ventures at June 30, 2010	$16,864
Gain from change in control of investment properties	5,018
Cash received	(11,886)
Net assets acquired at July 1, 2010	$9,996

During the year ended December 31, 2010, one of the Company’s development joint ventures completed a land parcel sale for approximately $260.  The joint venture recorded a loss on sale of approximately $52.  The Company’s pro rata share of the loss was $24.  During the year ended December 31, 2010 another of the Company’s development joint ventures completed the sale of a fully leased multi-tenant outlot building for approximately $2,350.  The joint venture recorded a gain on sale of approximately $68.  The Company’s pro rata share of the gain, including preferred return, was $68.  The loss and gain are reflected in equity in earnings (loss) of unconsolidated joint ventures for the year ended December 31, 2010.  During the year ended December 31, 2009, one of the Company’s development joint ventures completed a sale of a Walgreens building to a third party for approximately $4,700.  The joint venture recorded a gain on sale of approximately $885.  The Company’s pro rata share of this gain, including its preferred return, was $847, which is reflected in equity in earnings (loss) of unconsolidated joint ventures for the year ended December 31, 2009.  During the year ended December 31, 2008, the Company’s development joint ventures sold four land parcels to third parties for approximately $10,500.  The joint ventures recorded gains on sale of approximately $1,629.  The Company’s pro rata share of these gains, including its preferred return, was $954, which is reflected in equity in earnings (loss) of unconsolidated joint ventures for the year ended December 31, 2008.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

The Company’s proportionate share of the earnings or losses related to these ventures is reflected as equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income.  During the year ended December 31, 2010, the Company earned $3,578 in fee income from its unconsolidated joint ventures, as compared to $3,330 and $4,551 for the years ended December 31, 2009 and 2008, respectively.  This fee income fluctuated due in most part to acquisition fees related to sales on properties sold through the Company’s joint venture with IPCC.  Acquisition fees are earned on the IPCC joint venture properties as the interests are sold to the investors.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company’s continuing involvement with these shopping centers.  Differences between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture’s property assets.  During the years ended December 31, 2010, 2009 and 2008, the Company recorded $1,634, $1,438 and $1,436, respectively, of amortization of this basis difference.

The unconsolidated joint ventures had total outstanding debt in the amount of $281,496 (total debt, not the Company’s pro rata share) at December 31, 2010 that matures as follows:

Joint Venture Entity	2011 (a)	2012	2013	2014	2015	Thereafter	Total

IN Retail Fund LLC	$55,421	47,300	33,848	11,833	22,000	—	170,402
NARE/Inland North Aurora I (b)	17,469	—	—	—	—	—	17,469
NARE/Inland North Aurora II	3,549	—	—	—	—	—	3,549
NARE/Inland North Aurora III	13,819	—	—	—	—	—	13,819
PDG/Tuscany Village Venture (c)	9,052	—	—	—	—	—	9,052
PTI Ft. Wayne LLC (d)	14,800	—	—	—	—	—	14,800
PTI Boise LLC (e)	—	2,700	—	—	—	—	2,700
PTI Westfield LLC (f)	7,500	—	—	—	—	—	7,500
TDC Inland Lakemoor LLC (g)	—	22,105	—	—	—	—	22,105
INP Retail LP	—	—	—	—	5,800	14,300	20,100

Total unconsolidated joint venture debt	$121,610	72,105	33,848	11,833	27,800	14,300	281,496

(a)          The joint ventures will soon be in discussions with various lenders to extend or restructure this joint venture debt although there is no assurance that the Company, or its joint venture partners, will be able to restructure this debt on terms and conditions the Company find acceptable, if at all.

(b)         The Company has guaranteed approximately $1,100 of this outstanding loan.

(c)          This loan matured in September 2009.  The Company is not a party to this loan agreement and therefore has not guaranteed any portion of this loan.  The joint venture is engaged in discussions with the lender to extend this debt.  The lender has not taken any negative actions with regards to this matured loan.

(d)         This loan matures in June 2011.  The Company has guaranteed approximately $7,400 of this outstanding loan.

(e)          This loan matures in October 2012.  In September 2009, the Company purchased the mortgage from the lender at a discount and became a lender to the joint venture.

(f)            This loan matures in December 2011.  The Company has guaranteed approximately $1,200 of this outstanding loan.

(g)         This loan matures in October 2012.  The Company has guaranteed approximately $9,000 of this outstanding loan.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

The Company has guaranteed approximately $18,700 of unconsolidated joint venture debt as of December 31, 2010. These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  The Company would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents.  The Company is required to estimate the fair value of these guarantees and record a corresponding liability.  The Company has determined that the fair value of such guarantees are immaterial as of December 31, 2010 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at fair value.  During the years ended December 31, 2010 and 2009, the following impairment losses are included in equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.

	Twelve months ended December 31, 2010		Twelve months ended December 31, 2009
Joint Venture Entity	Total impairment	Company’s pro rata share	Total impairment	Company’s pro rata share

NARE/Inland North Aurora I	$(5,550)	(2,498)	—	—
NARE/Inland North Aurora II	—	—	(3,181)	(1,431)
NARE/Inland North Aurora III	—	—	(4,276)	(1,924)
PDG/Tuscany Village Venture LLC			(7,450)	(1,118)
PTI Westfield LLC	—	—	(5,713)	(4,856)
TDC Inland Lakemoor LLC	—	—	(11,299)	(5,424)

	$(5,550)	(2,498)	(31,919)	(14,753)

In addition to the impairment charges above, during the twelve months ended December 31, 2009 the Company recorded $2,872 in impairment loss related to basis differences recorded for interest costs incurred for each project.  This loss is included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.  No impairment charges related to the basis differences were required or recorded during the years ended December 31, 2010 and 2008.

Additionally, during the year ended December 31, 2010, the Company determined that, based on the fair value of the related properties, portions of its investments in certain properties were unrecoverable and that the entire investment in PDG/Inland Tuscany Village Venture LLC and TDC Inland Lakemoor LLC were not recoverable.  Therefore, the following impairment losses were recorded to reflect the investments at fair value and are included in provision for asset impairment for the year ended December 31, 2010 on the accompanying consolidated statements of operations and other comprehensive income.  No impairment adjustments were required or recorded during the years ended December 31, 2009 and 2008.

Joint Venture Entity	Twelve months ended December 31, 2010

NARE/Inland North Aurora I	$3,933
NARE/Inland North Aurora II	1,500
NARE/Inland North Aurora III	2,584
PDG/Tuscany Village Venture LLC	6,809
TDC Inland Lakemoor LLC	3,364

$18,190

 INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

Summarized financial information for the unconsolidated joint ventures is as follows:

	December 31, 2010	December 31, 2009
Balance Sheet:

Assets:
Investment in real estate, net	$506,809	710,388
Other assets	61,243	62,647

Total assets	$568,052	773,035

Liabilities:
Mortgage payable	$281,496	448,216
Other liabilities	44,976	45,739

Total liabilities	326,472	493,955

Total equity	241,580	279,080

Total liabilities and equity	$568,052	773,035

Investment in and advances to unconsolidated joint ventures	$103,616	125,189

	December 31, 2010	December 31, 2009	December 31, 2008
Statement of Operations:

Total revenues	$69,327	72,377	75,045
Total expenses (a)	(81,717)	(112,243)	(69,840)

Income (loss) from continuing operations	$(12,390)	(39,866)	5,205

Inland’s pro rata share of income (loss) from continuing operations (b)	$(4,365)	(16,494)	4,727

(a)                                  Total expenses include impairment charges in the amount of $5,550 and $31,919 for the years ended December 31, 2010 and 2009, respectively.  No impairment charges were required or recorded during the year ended December 31, 2008.

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at December 31, 2010 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Available for sale securities	$9,053	—	—
Investments in and advances to unconsolidated joint ventures
NARE/Inland North Aurora I	—	—	3,711
NARE/Inland North Aurora II	—	—	2,091
NARE/Inland North Aurora III	—	—	7,337

Total assets	$9,053	—	13,139

Derivative interest rate instruments liabilities	$—	2,092	—
Variable rate debt	—	—	236,793
Fixed rate debt	—	—	551,089

Total liabilities	$—	2,092	787,882

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

In conjunction with the sale of Montgomery Plaza in Montgomery, Illinois, the Company gave a purchase money mortgage to the buyer in the amount of $515.  The buyer is required to pay interest only on a monthly basis at a rate of 6.0% per annum, as well as monthly payments for taxes and insurance.  The balance of the mortgage, and any unpaid interest, taxes and insurance are to be paid on May 1, 2012.  The Company recorded $31 and $22 of interest income for the years ended December 31, 2010 and 2009, respectively.  No interest income was recorded for the year ended December 31, 2008 related to this mortgage receivable.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

On June 30, 2005, the Company entered into a buy-out and restructuring agreement, which amended the previous LLC agreement with a wholly owned subsidiary of Tri-Land Properties, Inc., dated February 1, 2001.  The Company continued to be a lender to the wholly owned subsidiary of Tri-Land Properties, Inc. for this redevelopment project.  The loan matured on June 30, 2008.  The Company received the entire balance of the mortgage receivable and accrued interest upon maturity.  The Company recorded a gain of $3,193 upon repayment of the outstanding balance. This gain was the result of the sale of the Company’s equity investment related to the previous joint venture agreement and had been deferred as the Company did not qualify for gain recognition due to the lack of initial investment and continuing involvement.  Additionally, the Company recorded $887 of interest income for the year ended December 31, 2008.

(6)               Transactions with Related Parties

The Company reimburses affiliates of TIGI for various administrative services related to non-core business operations, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing.  These TIGI affiliates provide these services at cost.  In the event that a service provider has revenues for any particular fiscal year that exceed its expenses for that year, the service provider will rebate the excess on a pro rata basis based on the proportion of its revenues attributable to the Company.  Mr. Goodwin, one of the Company’s directors, is the controlling shareholder of TIGI.  The Company pays for the aforementioned services on an hourly basis at rates that it believes are below market rates for comparable services.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  The Company continues to purchase these services from TIGI and its affiliates and for the years ended December 31, 2010, 2009 and 2008, these payments, totaled $1,334, $1,118, and $1,862, respectively.  Additionally, the Company leases its corporate office space from an affiliate of TIGI.  Payments under this lease for the years ended December 31, 2010, 2009 and 2008 were $410, $514 and $410, respectively.  TIGI, through affiliates, beneficially owns approximately 12.7% of the Company’s outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with TIGI or its affiliates.

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an indirect wholly owned subsidiary of TIGI, to manage the Company’s investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $92, $84 and $171 for these services during the years ended December 31, 2010, 2009 and 2008, respectively.

In May 2005, the Company acquired a 1% interest in The Inland Real Estate Group of Companies, Inc. for a purchase price of $1.  The Inland Real Estate Group of Companies, Inc. provides assistance in the marketing of the Company’s investment properties and provides representation at various trade shows and conventions.

Inland Exchange Venture Corporation (“IEVC”), a TRS previously formed by the Company, entered into a limited liability company agreement with IPCC, a wholly-owned subsidiary of TIGI.  The resulting joint venture was formed to facilitate IEVC’s participation in tax-deferred exchange transactions pursuant to Section 1031 of the Internal Revenue Code using properties made available to the joint venture by IEVC.  The Company executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  IEVC coordinates the joint venture’s acquisition, property management and leasing functions, and earns fees for services provided to the joint venture, including management and leasing fees, as well as acquisition fees, which are split equally between IEVC and IPCC.  The Company will continue to earn property management and leasing fees on all properties acquired for this venture, including after all interests have been sold to the investors.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

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

(7)               Stock Option Plan

The Company adopted the Independent Director Stock Option Plan (“Plan”) with the commencement of our first offering in 1994.  A total of 50 shares were authorized and reserved for issuance under this Plan.  Only independent directors were eligible to participate in the Plan.  The Plan granted each Independent Director an option to acquire 3 shares of common stock as of the date they become a director and an additional 1 share on the date of each annual stockholders’ meeting.  The options for the initial 3 shares granted are exercisable as follows: 1 share on the date of grant and 1 share on each of the first and second anniversaries of the date of grant.  The succeeding options are exercisable on the second anniversary of the date of grant.  As of December 31, 2010, options to purchase all 50 authorized shares were issued, of which 29 have been exercised and 6 were retired.  The remaining options have exercise prices ranging from $10.45 to $15.62 per share.

In 2005, the Company adopted the 2005 Equity Award Plan (“2005 Plan”).  The 2005 Plan governs grants of equity based awards to our officers, employees and directors.  A total of 35 options have been issue to board members and a total of 21 have been issued to certain of the Company’s executive officers as of December 31, 2010, of which none have been exercised.  The outstanding options have exercise prices ranging from $6.85 to $19.96 per share.

(8)               Discontinued Operations

During the years ended December 31, 2010, 2009 and 2008, the Company sold a total of ten investment properties. Additionally, the Company sold a portion of two investment properties.  The following table summarizes the properties sold, date of sale, indebtedness repaid, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Walgreens — Decatur	February 13, 2008	$—	282	(46)	No
Terramere Plaza	February 28, 2008	2,202	2,510	876	No
Wilson Plaza	April 17, 2008	—	1,596	606	No
High Point Center	September 3, 2008	—	6,474	(16)	No
Wisner-Milwaukee Plaza	January 30, 2009	—	3,679	1,883	No
Western-Howard Plaza	February 10, 2009	—	1,709	117	No
Montgomery Plaza	April 8, 2009	—	193	—	No
Lake Park Plaza (partial)	April 30, 2009	—	1,618	8	No
Park Center Plaza (partial)	April 30, 2010	—	829	521	No
Springboro Plaza	August 5, 2010	5,510	6,790	230	No
Northgate Center	September 1, 2010	6,211	1,726	(9)	No
Homewood Plaza	November 29, 2010	—	2,375	1,108	No

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  For the year ended December 31, 2010, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at December 31, 2010 and 2009, the Company has recorded $264 and $244, respectively of assets related to discontinued operations, which are included in other assets on the accompanying consolidated balance sheets.  On the accompanying consolidated balance sheets at December 31, 2010, the Company recorded $38, respectively of liabilities related to discontinued operations.  For the year ended December 31, 2009, there were no liabilities recorded related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the years ended December 31, 2010, 2009 and 2008, the Company has recorded income from discontinued operations of $1,443, $2,901 and $1,816, respectively, including gains on sale of $1,490, $2,009 and $1,331 respectively.

(9)               Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2011	$106,606
2012	98,347
2013	85,217
2014	70,685
2015	58,668
Thereafter	246,431

Total	$665,954

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

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include an increase of $1,579 and decreases of $732 and $871 for the years ended December 31, 2010, 2009 and 2008, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $18,071 and $16,492 in related accounts receivable as of December 31, 2010 and 2009, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

(10)             Income Taxes

The Company is qualified and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“the Code”), for federal income tax purposes commencing with the tax year ended December 31, 1995.  Since the Company qualifies for taxation as a REIT, the Company generally is not subject to federal income tax on taxable income that is distributed to stockholders.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments.  If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

The Company engages in certain activities through IVC and IEVC, wholly-owned TRS entities.  These entities engage in activities that would otherwise not be permitted for a REIT.  The TRS entities are subject to federal and state income and franchise taxes from these activities.

The Company had no uncertain tax positions as of December 31, 2010.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2010. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the years ended December 31, 2010, 2009 and 2008 or in the consolidated balance sheets as of December 31, 2010 and 2009. As of December 31, 2010, returns for the calendar years 2006 through 2009 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

IVC and IEVC’s benefit (expense) provision for income taxes for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	2010	2009	2008
Current:

Federal	$(553)	(608)	(1,100)
State	(212)	(136)	(182)

Deferred:

Federal	3,437	3,891	887
State	1,348	898	197

Valuation Allowance	(4,739)	(3,532)	—

Total income tax benefit (expense)	$(719)	513	(198)

The actual income tax expense of IVC and IEVC for the years ended December 31, 2010, 2009 and 2008 differs from the “expected” income tax expense (computed by applying the appropriate U.S. Federal income tax rate to earnings before income taxes) as a result of the following:

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

	2010	2009	2008

Computed “expected” income tax expense (34%)	$3,307	3,636	(387)
State income taxes, net Federal income tax effect	858	516	(52)
Prior period deferred adjustment	(117)	—	241
Permanent differences	(44)	(107)	—
Change in valuation allowance	(4,739)	(3,532)	—
Other	16	—	—

	$(719)	513	(198)

The components of the deferred tax assets and deferred tax liabilities relating to IVC and IEVC at December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009

Deferred Tax Assets
Building and improvements, principally due to differences in depreciation	$65	446
Prepaid income	—	90
Deferred interest expense	421	404
Amortization of organization costs	22	10
Equity in earnings of unconsolidated joint ventures and amortization of basis differences	16	120
Asset impairments	10,389	5,170
Capitalized real estate taxes	12	12
Capitalized interest	351	—

Gross deferred tax assets	11,276	6,252

Valuation allowance	(8,271)	(3,532)

Total deferred tax assets	$3,005	2,720

Deferred Tax Liabilities
Straight-line rent	40	29
Investment in joint ventures	538	213
Capitalized interest	—	137
Depreciation	40	—

Total deferred tax liabilities	$618	379

Net deferred tax assets	$2,387	2,341

The Company estimated its income tax expense relating to IVC and IEVC using a combined federal and state rate of approximately 40% for the year ended December 31, 2010 and 39% for the tax years ended December 31, 2009 and 2008.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary difference, future projected taxable income and tax planning strategies.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment.  The Company recorded $8,271 and $3,532 as a valuation allowance against its deferred tax assets for the years ended December 31, 2010 and 2009, respectively.  No valuation allowance was recorded against deferred tax assets during the year ended December 31, 2008 as the Company believed the deferred assets were fully realizable, based upon projected taxable income.  The balance of deferred tax assets and deferred tax liabilities are included in other assets and other liabilities, respectively, on the accompanying consolidated balance sheets.

(11)             Distributions

For federal income tax purposes, distributions may consist of ordinary income distributions, non-taxable return of capital, capital gains or a combination thereof.  Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as ordinary dividend income.  Distributions in excess of these earnings and profits will constitute a non-taxable return of capital rather than a dividend and will reduce the recipient’s basis in the shares to the extent thereof, and thereafter as taxable gain. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares.

In order to maintain the Company’s status as a REIT, the Company must distribute at least 90% of its taxable income, subject to certain adjustments, to its stockholders.  For the years ended December 31, 2010 and 2009, the Company’s taxable income was $32,544 and $52,529, respectively.  The Company declared distributions to stockholders totaling $49,008 or $0.57 on an annual basis per share for the year ended December 31, 2010.  The Company declared distributions to stockholders totaling $53,875 or $0.69 on an annual basis per share for the year ended December 31, 2009. Future distributions are determined by the Company’s board of directors.  The Company expects to continue paying distributions to maintain its status as a REIT.  The Company annually notifies its stockholders of the taxability of distributions paid during the proceeding year.  The following table sets forth the taxability of distributions, on a per share basis, paid in 2010 and 2009:

	2010 (a)	2009 (b)

Ordinary income	$0.391	0.706
Non-taxable return of capital	0.179	0.035
Qualified Dividends (c)	0.008	0.022

(a)          The December distribution declared on December 17, 2010, with a record date of December 31, 2010 and payment date of January 18, 2011, is reportable for tax purposes in 2011 and is not reflected in the 2010 allocation.

(b)         The December distribution declared on December 17, 2009, with a record date of December 31, 2009 and payment date of January 19, 2010, is reportable for tax purposes in 2010 and is not reflected in the 2009 allocation.

(c)          Represents additional characterization of amounts included in Ordinary income

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

(12)             Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  Mortgage loans outstanding as of December 31, 2010 were $483,186 and had a weighted average interest rate of 5.23%.  Of this amount, $442,796 had fixed rates ranging from 4.11% to 7.65% and a weighted average fixed rate of 5.36% as of December 31, 2010.  The remaining $40,390 of mortgage debt represented variable rate loans with a weighted average interest rate of 3.79% as of December 31, 2010.  As of December 31, 2010, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through January 2021.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, based on debt outstanding at December 31, 2010 and weighted average interest rates for the debt maturing in each specified period.

	2011 (a)	2012	2013	2014	2015	Thereafter	Total
Maturing debt:
Fixed rate debt	$65,122	57,890	3,143	133,668 (c)	19,640	163,333	442,796
Variable rate debt	449	33,741 (b)	—	6,200	—	—	40,390

Weighted average interest rate
Fixed rate debt	4.50%	5.22%	—	5.33%	6.50%	5.63%	5.36%
Variable rate debt	—	4.35%	—	0.71%	—	—	3.79%

(a)          Approximately $63,800 of the Company’s mortgages payable mature during 2011.  The Company will soon be in discussions with the lenders of its secured debt and will negotiate to refinance the secured debt maturing in 2011.  If the Company’s attempts to refinance are successful, the Company anticipates the average rates on the new borrowings could be approximately 100 to 200 basis points above the average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance the Company will be able to complete these borrowing.

(b)         The Company has guaranteed a mortgage for $2,700 and it would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document.

(c)          The Company has guaranteed a mortgage for approximately $19,200 and it would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document.

(13)             Unsecured Credit Facilities

On June 24, 2010, the Company entered into an amended and restated term loan agreement and completed a fourth amendment to its line of credit facility, together, the “Credit Agreements.”  Under the term loan agreement, the Company borrowed, on an unsecured basis, $150,000.  The aggregate commitment of the Company’s line is $250,000, which includes a $100,000 accordion feature.  The access to the accordion feature is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.  In conjunction with this amendment, the Company paid approximately $4,400 in fees and costs.  As of December 31, 2010 and 2009, the outstanding balance on the line of credit facility was $45,000.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the credit agreements.  The obligations under the credit agreements are scheduled to mature on June 21, 2013.  Borrowings under the credit agreements bear interest at a variable rate equal to either 300 basis points over LIBOR, with a floor of 150 basis points, or 200 basis points over the alternate base rate.  The weighted average interest rate on outstanding draws on the line of credit facility was 4.50% and 1.60% as of December 31, 2010 and 2009, respectively.  The interest rate on the term loan was 4.50% and 2.25% as of December 31, 2010 and 2009, respectively.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.

The Credit Agreements require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2010, the Company was in compliance with these covenants.

(14)             Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026 (“Old Notes”).  During the year ended December 31, 2010, the Company offered to exchange or purchase all of the outstanding notes, provided that the amount of cash to be used for this purpose did not exceed $15,000.  The transaction resulted in the Company repurchasing $15,000 of notes at their face value and exchanging notes with a face value of $29,215 for new 5.0% convertible senior notes due 2029 (“New Notes”). As of December 31, 2010, a combined total of $110,000 in principal remained outstanding.

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

Holders of the Old Notes may convert their notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of Old Notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of December 31, 2010, for each $1 principal amount of Old Notes was 48.2824 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

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

At December 31, 2010, the Company has recorded $650 of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets at December 31, 2010.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes. The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance. The Company has recorded $9,412 and $9,627 to additional paid in capital on the accompanying consolidated balance sheets, at December 31, 2010 and 2009, respectively, to reflect the equity portion of the convertible notes. The debt component is recorded at its fair value, which reflects an unamortized debt discount. The following table sets forth the debt and equity components included in the consolidated balance sheets at December 31, 2010 and 2009.

	December 31, 2010	December 31, 2009

Equity Component (a)	$9,279	9,609

Debt Component	$113,005	126,523
Unamortized Discount (b)	(2,640)	(2,734)

Net Carrying Value	$110,365	123,789

(a)          The equity component is net of equity issuance costs and accumulated amortization of $133 and $18 at December 31, 2010 and 2009, respectively.

(b)         The unamortized discount will be amortized into interest expense on a monthly basis through November 2011 for the Old Notes and November 2014 for the New Notes.

Total interest expense related to the convertible notes for the years ended December 31, 2010, 2009 and 2008 was calculated as follows:

	December 31, 2010	December 31, 2009	December 31, 2008

Interest expense at coupon rate	$5,554	6,457	8,290
Discount amortization	1,426	1,422	1,804

Total interest expense (a)	$6,980	7,879	10,094

(a)          The effective interest rate of the Old Notes is 5.875% and the effective interest rate of the New Notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in November 2006 and August 2010, respectively.

(15)             Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.

As of December 31, 2010, 152 shares of common stock issued pursuant to employment agreements were outstanding, of which 80 have vested.  Additionally, the Company issued 58 shares pursuant to employment incentives of which 36 have vested and five have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of December 31, 2010 and 2009, options to purchase 71 and 73 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  No options were exercised during the years ended December 31, 2010 and 2009.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

In May 2009, the Company completed an equity offering of approximately 17,135 common shares at a price of $6.50 per share.  Net of underwriting fees, the offering provided net proceeds to the Company of approximately $106,400, excluding offering costs.

On November 10, 2009, the Company entered into a Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell shares of its common stock having an aggregate offering amount of up to $100 million from time to time through BMO, acting as sales agent.  Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions (if the Company and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with BMO in this report on Form 10-K as its ATM issuance program.  As of December 31, 2010, the Company issued approximately 3,013 shares of its common stock pursuant to the ATM issuance program.  The Company received net proceeds of approximately $24,476 from the issuance of these shares and used the proceeds for growth opportunities, including acquisitions for the Company’s joint venture with IPCC.

The basic weighted average number of common shares outstanding were 85,951, 78,441 and 66,043 for the years ended December 31, 2010, 2009 and 2008, respectively.  The diluted weighted average number of common shares outstanding were 86,036, 78,504 and 66,102 for the years ended December 31, 2010, 2009 and 2008, respectively.

(16)             Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers and employment incentives.  As of December 31, 2010, the Company has issued the following shares, net of cancelled shares:

Fiscal year shares issued	Shares issued pursuant to employment agreements	Shares issued pursuant to employment incentives	Average share price on the date of issuance	Aggregate value of shares issued pursuant to employment agreements	Aggregate value of shares issued pursuant to employment incentives	Deferred stock compensation

Prior to 2004	5	—	$11.00	$60	$—	$—
2004	32	14	12.93	411	184	—
2005	19	10	15.18	290	147	—
2006	8	7	16.01	129	108	23
2007	5	5	17.36	92	81	39
2008	13	5	14.45	186	74	74
2009	41	8	7.83	322	63	173
2010	28	4	8.41	235	40	201

	151	53		$1,725	$697	$510

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the share value was determined to be equal to the last price at which the Company sold shares, prior to its listing on the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  The officers may receive additional restricted shares of the Company’s common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $353, $400 and $314 were recorded in connection with the vesting of these shares, for the years ended December 31, 2010, 2009 and 2008, respectively.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

(17)             Segment Reporting

The Company owns and acquires what we believe are well located open air retail centers.  The Company currently owns interests in investment properties located in the States of California, Florida, Idaho, Illinois, Indiana, Michigan, Minnesota, Missouri, Nebraska, Ohio, Tennessee, and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

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

(18)             Commitments and Contingencies

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.

(19)             Subsequent Events

On January 11, 2011, our joint venture with PGGM purchased Joffco Square from an unaffiliated third party for approximately $23,800.  The property is located in Chicago, Illinois and contains 95,354 square feet of leasable area.

On January 18, 2011, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on December 31, 2010.

On January 18, 2011, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution was payable on February 17, 2011 to the stockholders of record at the close of business on January 31, 2011.

On February 1, 2011, we took control of Orchard Crossings, in Fort Wayne, Indiana, a property previously held through our joint venture with Pine Tree.  Prior to the change in control, we accounted for our investment in this property as an unconsolidated entity.

On February 14, 2011, we sold Schaumburg Golf Road Retail, in Schaumburg, IL to an unaffiliated third party for $2,150.

On February 17, 2011, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on January 31, 2011.

On February 17, 2011, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on March 17, 2011 to the stockholders of record at the close of business on February 28, 2011.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2010

(20)             Quarterly Operating Results (unaudited)

The following represents results of operations for the quarters during the years 2010 and 2009:

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Total revenue	$42,736	41,418	40,270	42,605
Income (loss) from continuing operations	2,665	5,978	(7,383)	(2,660)
Net income (loss) available to common stockholders	4,018	5,387	(6,936)	(2,732)
Income (loss) from continuing operations per common share, basic and diluted	0.03	0.07	(0.09)	(0.03)
Net income (loss) per common share, basic and diluted	0.05	0.06	(0.08)	(0.03)

	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Total revenue	$39,231	41,804	40,270	46,720
Income (loss) from continuing operations	5,610	(8,285)	3,717	4,686
Net income (loss) available to common stockholders	5,830	(8,378)	4,087	6,673
Income (loss) from continuing operations per common share, basic and diluted	0.05	(0.10)	0.05	0.07
Net income (loss) per common share, basic and diluted	0.05	(0.10)	0.05	0.10

INLAND REAL ESTATE CORPORATION

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2010

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments To Basis (D)	Land and Improvements	Buildings and improvements	Total (E)	Accumulated Depreciation (F)	Date Constructed	Date Acq
Single-user Retail

Bally’s Total Fitness St. Paul, MN	$—	1,298	4,612	125	1,298	4,737	6,035	2,066	1998	09/99
Carmax Schaumburg, IL	11,730	7,142	13,460	1	7,142	13,461	20,603	5,422	1998	12/98
Carmax Tinley Park, IL	9,843	6,789	12,112	5	6,789	12,117	18,906	4,880	1998	12/98
Copp’s Sun Prairie, WI	6,435	2,146	9,554	(1,104)	2,146	8,450	10,596	102	2009	08/10
Cub Foods Buffalo Grove, IL	3,942	1,426	5,925	4	1,426	5,929	7,355	2,554	1999	06/99
Cub Foods Hutchinson, MN	—	875	4,589	(68)	875	4,521	5,396	1,338	1999	01/03
Cub Foods Indianapolis, IN	—	2,183	3,561	—	2,183	3,561	5,744	1,830	1991	03/99
CVS Elk Grove, CA	4,259	1,556	6,132	(560)	1,556	5,572	7,128	33	2010	11/10
Disney Celebration, FL	—	2,175	25,354	(159)	2,175	25,195	27,370	7,056	1995	07/02
Dominick’s Countryside, IL	1,513	1,375	925	—	1,375	925	2,300	476	1975	12/97
Dominick’s Schaumburg, IL	6,917	2,294	8,393	2	2,294	8,395	10,689	3,801	1996	05/97
Food 4 Less Hammond, IN	2,748	825	8,026	—	825	8,026	8,851	3,372	1999	05/99
Glendale Heights Retail Glendale Heights, IL	—	1,265	6,943	9	1,265	6,952	8,217	3,287	1997	09/97
Grand Traverse Crossing Traverse City, MI	1,688	1,123	1,779	—	1,123	1,779	2,902	730	1998	01/99
Hammond Mills Hammond, IN	882	405	946	3	405	949	1,354	382	1998	12/98
Home Goods Coon Rapids, MN	—	915	3,768	(398)	915	3,370	4,285	602	2005	10/05
Michael’s Coon Rapids, MN	—	877	1,967	(32)	877	1,935	2,812	548	2001	07/02
PetsMart Gurnee, IL	2,200	915	2,389	—	915	2,389	3,304	770	1997	04/01
Pick ‘N Save Waupaca, WI	4,299	1,196	6,942	(922)	1,196	6,020	7,216	998	2002	03/06
Rite-Aid Chattanooga, TN	—	1,023	1,365	(19)	1,023	1,346	2,369	441	1999	05/02

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2010

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments To Basis (D)	Land and Improvements	Buildings and improvements	Total (E)	Accumulated Depreciation (F)	Date Constructed	Date Acq
Single-user Retail

Riverdale Commons Outlot Coon Rapids, MN	$—	545	603	3	545	606	1,151	304	1999	03/00
Roundy’s Menomonee Falls, WI	10,300	4,875	15,848	(2,408)	4,875	13,440	18,315	39	2010	11/10
Schaumburg Golf Road Retail Schaumburg, IL	—	1,215	1,273	—	1,215	1,273	2,488	556	1998	09/99
Staples Freeport, IL	1,730	725	1,970	—	725	1,970	2,695	935	1998	12/98
Verizon Joliet, IL	—	170	883	3	170	886	1,056	404	1995	05/97
Walgreens Island Lake, IL	2,472	1,089	3,404	(1,037)	1,089	2,367	3,456	24	2007	10/10
Walgreens Jennings, MO	—	666	1,748	298	666	2,046	2,712	557	1996	10/02

Neighborhood Retail Centers

22nd Street Plaza Outlot Oak Brook, IL	—	750	1,230	507	750	1,737	2,487	732	1985	11/97
Aurora Commons Aurora, IL	6,443	3,220	8,284	725	3,220	9,009	12,229	4,542	1988	01/97
Berwyn Plaza Berwyn, IL	—	769	1,078	42	769	1,120	1,889	473	1983	05/98
Big Lake Town Square Big Lake, MN	6,250	1,978	8,028	(255)	2,136	7,615	9,751	1,379	2005	01/06
Brunswick Market Center Brunswick, OH	—	1,516	11,193	3,620	1,552	14,777	16,329	3,897	97/98	12/02
Butera Market Naperville, IL	—	1,879	2,938	747	1,879	3,685	5,564	1,818	1991	03/95
Byerly’s Burnsville Burnsville, MN	—	1,707	4,145	2,297	1,707	6,442	8,149	2,755	1988	09/99
Caton Crossing Plainfield, IL	—	2,412	11,026	(2,127)	2,412	8,899	11,311	2,533	1998	06/03
Cliff Lake Centre Eagan, MN	4,009	2,517	3,057	853	2,517	3,910	6,427	1,905	1988	09/99
Downers Grove Market Downers Grove, IL	12,500	6,224	11,617	505	6,224	12,122	18,346	5,692	1998	03/98
Eastgate Center Lombard, IL	—	4,252	2,570	2,451	4,252	5,021	9,273	2,464	1959	07/98

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2010

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements	Buildings and improvements	Total (E)	Accumulated Depreciation (F)	Date Constructed	Date Acq

Neighborhood Retail Centers

Edinburgh Festival Brooklyn Park, MN	$3,919	2,214	6,366	210	2,225	6,565	8,790	2,885	1997	10/98
Elmhurst City Centre Elmhurst, IL	—	2,050	2,739	898	2,050	3,637	5,687	1,987	1994	02/98
Gateway Square Hinsdale, IL	—	3,046	3,899	751	3,046	4,650	7,696	2,055	1985	03/99
Golf Road Plaza Niles, IL	—	850	2,408	531	850	2,939	3,789	1,247	1982	04/97
Grand Hunt Center Outlot Gurnee, IL	1,538	970	2,623	189	970	2,812	3,782	1,321	1996	12/96
Hartford Plaza Naperville, IL	—	990	3,424	266	990	3,690	4,680	1,884	1995	09/95
Hawthorn Village Commons Vernon Hills, IL	6,443	2,619	5,888	1,192	2,635	7,064	9,699	3,311	1979	08/96
Hickory Creek Marketplace Frankfort, IL	5,750	1,797	7,253	263	1,797	7,516	9,313	3,051	1999	08/99
Iroquois Center Naperville, IL	8,750	3,668	8,274	1,551	3,668	9,825	13,493	4,527	1983	12/97
Maple Grove Retail Maple Grove, MN	4,050	2,173	5,758	1,145	2,085	6,991	9,076	3,031	1998	09/99
Medina Marketplace Medina, OH	—	2,769	6,846	2,154	2,769	9,000	11,769	2,064	56/99	12/02
Mundelein Plaza Mundelein, IL	—	596	3,966	(2,535)	596	1,431	2,027	689	1990	03/96
Nantucket Square Schaumburg, IL	—	1,908	2,376	604	1,908	2,980	4,888	1,377	1980	09/95
Oak Forest Commons Oak Forest, IL	—	2,796	9,030	678	2,796	9,708	12,504	4,387	1998	03/98
Oak Forest Commons Ph III Oak Forest, IL	—	205	907	19	205	926	1,131	393	1999	06/99
Oak Lawn Town Center Oak Lawn, IL	—	1,384	1,034	75	1,384	1,109	2,493	400	1999	06/99
Orland Greens Orland Park, IL	—	1,246	3,876	725	1,246	4,601	5,847	2,057	1984	09/98
Orland Park Retail Orland Park, IL	—	461	796	5	461	801	1,262	377	1997	02/98

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2010

		Initial Cost			Gross amount at which carried
		(A)			at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements	Buildings and improvements	Total (E)	Accumulated Depreciation (F)	Date Constructed	Date Acq

Neighborhood Retail Centers

Park Square Brooklyn Park, MN	$10,000	4,483	5,159	6,502	4,483	11,661	16,144	2,961	86/88	08/02
Park St. Claire Schaumburg, IL	—	320	987	113	320	1,100	1,420	479	1994	12/96
Plymouth Collection Plymouth, MN	5,180	1,459	5,175	756	1,459	5,931	7,390	2,467	1999	01/99
Quarry Outlot Hodgkins, IL	—	522	1,278	230	522	1,508	2,030	741	1996	12/96
River Square Naperville, IL	—	2,853	3,125	1,133	2,853	4,258	7,111	1,769	1988	06/97
Riverplace Center Noblesville, IN	3,290	1,592	4,487	553	1,592	5,040	6,632	1,994	1992	11/98
Rose Plaza Elmwood Park, IL	—	1,530	1,853	813	1,530	2,666	4,196	1,376	1997	11/98
Rose Plaza East Naperville, IL	—	825	1,365	60	825	1,425	2,250	609	1999	01/00
Rose Plaza West Naperville, IL	—	989	1,790	345	989	2,135	3,124	846	1997	09/99
Schaumburg Plaza Schaumburg, IL	—	2,446	4,566	455	2,470	4,997	7,467	2,182	1994	06/98
Shingle Creek Brooklyn Center, MN	1,960	1,228	2,262	450	1,228	2,712	3,940	1,328	1986	09/99
Shops at Coopers Grove Country Club Hills, IL	—	1,401	4,418	2,519	1,398	6,940	8,338	2,159	1991	01/98
Six Corners Plaza Chicago, IL	—	1,440	4,533	2,121	1,440	6,654	8,094	2,473	1966	10/96
St. James Crossing Westmont, IL	—	2,611	4,887	437	2,611	5,324	7,935	2,337	1990	03/98
Stuart’s Crossing St. Charles, IL	7,000	4,234	7,503	1,688	4,234	9,191	13,425	4,156	1999	08/98
The Shops of Plymouth Town Center Plymouth, MN	—	1,551	3,916	2,953	1,551	6,869	8,420	1,858	1991	03/99
Townes Crossing Oswego, IL	6,289	3,059	7,904	1,594	2,872	9,685	12,557	2,964	1988	08/02
Wauconda Crossings Wauconda, IL	—	3,587	10,364	(1,570)	3,587	8,794	12,381	1,402	1997	08/06
Wauconda Shopping Center Wauconda, IL	—	455	2,068	1,467	455	3,535	3,990	1,372	1988	05/98

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2010

		Initial Cost			Gross amount at which carried
		(A)			at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements	Buildings and improvements	Total (E)	Accumulated Depreciation (F)	Date Constructed	Date Acq

Neighborhood Retail Centers

Westriver Crossing Joliet, IL	$3,500	2,317	3,320	(15)	2,317	3,305	5,622	1,409	1999	08/99
Winnetka Commons New Hope, MN	—	1,597	2,859	183	1,597	3,042	4,639	1,500	1990	07/98
Woodland Heights Streamwood, IL	4,175	2,976	6,652	550	2,976	7,202	10,178	3,242	1956	06/98

Community Centers

Apache Shoppes Rochester, MN	—	1,791	9,518	167	1,947	9,529	11,476	1,306	2005	12/06
Bergen Plaza Oakdale, MN	—	5,347	11,700	1,928	5,347	13,628	18,975	5,856	1978	04/98
Bohl Farm Marketplace Crystal Lake, IL	5,181	5,800	9,889	1,846	5,800	11,735	17,535	3,589	2000	12/00
Burnsville Crossing Burnsville, MN	3,829	2,061	4,667	3,803	2,061	8,470	10,531	2,773	1989	09/99
Chestnut Court Darien, IL	—	5,720	10,275	1,810	5,720	12,085	17,805	5,288	1987	03/98
Four Flaggs Niles, IL	11,322	5,890	12,515	16,003	8,488	25,920	34,408	5,831	73/98	11/02
Four Flaggs Annex Niles, IL	—	1,122	2,333	(159)	1,122	2,174	3,296	600	1973	11/02
Harbor Square Port Charlotte, FL	6,188	2,500	8,750	(2,856)	2,500	5,894	8,394	78	2008	09/10
Lake Park Plaza Michigan City, IN	—	3,253	7,318	(427)	2,627	7,517	10,144	3,015	1990	02/98
Oliver Square West Chicago, IL	—	1,980	4,325	653	1,980	4,978	6,958	2,209	1990	01/98
Park Center Tinley Park, IL	—	5,363	8,523	(29)	5,255	8,602	13,857	3,286	1988	12/98
Quarry Retail Minneapolis, MN	15,800	7,762	23,603	1,488	7,762	25,091	32,853	10,683	1997	09/99
Skokie Fashion Square Skokie, IL	6,200	2,394	6,822	2,161	2,394	8,983	11,377	3,393	1984	12/97
Skokie Fashion Square II Skokie, IL	—	878	2,757	(290)	878	2,467	3,345	508	1984	11/04
The Plaza Brookfield, WI	—	4,798	8,759	2,298	4,658	11,197	15,855	4,204	1985	02/99

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2010

		Initial Cost			Gross amount at which carried
		(A)			at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements	Buildings and improvements	Total (E)	Accumulated Depreciation (F)	Date Constructed	Date Acq

Community Centers

Two Rivers Plaza Bolingbrook, IL	$—	1,820	4,990	208	1,820	5,198	7,018	2,519	1994	10/98
Village Ten Center Coon Rapids, MN	—	4,490	11,618	(878)	4,490	10,740	15,230	2,795	2002	08/03

Power Centers

Baytowne Square/Shoppes Champaign, IL	8,720	3,821	8,853	575	3,821	9,428	13,249	4,056	1993	02/99
Crystal Point Crystal Lake, IL	17,900	7,290	29,463	(6,327)	7,290	23,136	30,426	5,448	76/98	07/04
Deer Trace Kohler, WI	9,691	1,622	11,921	(160)	1,622	11,761	13,383	3,349	2000	07/02
Deer Trace II Kohler, WI	—	925	3,683	(323)	925	3,360	4,285	960	03/04	08/04
Joliet Commons Joliet, IL	11,237	4,089	15,684	1,018	4,089	16,702	20,791	8,053	1995	10/98
Joliet Commons Phase II Joliet, IL	—	811	3,990	333	811	4,323	5,134	1,713	1999	02/00
Lansing Square Lansing, IL	—	4,075	12,179	595	4,049	12,800	16,849	6,004	1991	12/96
Mankato Heights Mankato, MN	—	2,332	14,082	1,215	2,332	15,297	17,629	4,943	2002	04/03
Maple Park Place Bolingbrook, IL	12,500	3,666	11,669	3,676	3,666	15,345	19,011	8,055	1992	01/97
Naper West Naperville, IL	—	6,451	11,584	2,737	6,451	14,321	20,772	6,458	1985	12/97
Orland Park Place Outlots Orland Park, IL	5,504	9,970	1,657	10	9,970	1,667	11,637	195	2007	08/07
Park Avenue Centre Highland Park, IL	—	3,200	6,607	8,876	3,200	15,483	18,683	3,435	1996	05/06
Park Place Plaza St. Louis Park, MN	6,500	4,256	8,575	913	4,256	9,488	13,744	3,846	1997	09/99
Pine Tree Plaza Janesville, WI	10,825	2,889	15,653	(300)	2,889	15,353	18,242	6,459	1998	10/99
Riverdale Commons Coon Rapids, MN	9,850	4,324	15,132	2,581	4,324	17,713	22,037	7,096	1998	09/99

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2010

		Initial Cost			Gross amount at which carried
		(A)			at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements	Buildings and improvements	Total (E)	Accumulated Depreciation (F)	Date Constructed	Date Acq

Power Centers

Rivertree Court Vernon Hills, IL	$—	8,652	22,902	3,585	8,652	26,487	35,139	12,211	1988	07/97
Rochester Marketplace Rochester, MN	—	2,043	8,859	(178)	2,043	8,681	10,724	2,765	01/03	09/03
Salem Square Countryside, IL	4,897	1,735	4,449	4,188	1,735	8,637	10,372	2,727	1973	08/96
Schaumburg Promenade Schaumburg, IL	—	6,562	12,742	1,096	6,562	13,838	20,400	5,269	1999	12/99
Shakopee Outlot Shakopee, MN	—	865	1,939	395	865	2,334	3,199	294	2007	03/06
Shakopee Valley Marketplace Shakopee, MN	8,000	2,964	12,022	(96)	2,964	11,926	14,890	3,198	00/01	12/02
Shoppes at Grayhawk Omaha, NE	17,001	10,581	16,525	(517)	10,754	15,835	26,589	2,900	01/02	02/06
Shops At Orchard Place Skokie, IL	25,000	16,301	28,626	(2,284)	15,981	26,662	42,643	7,463	2000	12/02
University Crossings Mishawaka, IN	8,800	4,392	11,634	(929)	4,392	10,705	15,097	2,627	2003	10/03
Woodfield Plaza Schaumburg, IL	12,700	4,611	15,140	1,514	4,611	16,654	21,265	7,130	1992	01/98

Lifestyle Centers

Algonquin Commons Algonquin, IL	90,837	13,038	88,759	(13,953)	13,038	74,806	87,844	1,595	2004	02/06

Total	$480,486	343,963	930,262	71,135	345,637	999,723	1,345,360	326,546

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2010, 2009 and 2008

Notes:

(A)           The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)             The aggregate cost of real estate owned at December 31, 2010 and 2009 for federal income tax purposes was approximately $1,383,843 and $1,294,816, (unaudited,) respectively.

(C)             Not included in the encumbrance is the Company’s mortgage payable of $2,700 related to its investment in one unconsolidated joint venture.

(D)            Adjustments to basis include additions to investment properties net of payments received under master lease agreements.  The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  U.S. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2010, the Company had no investment properties subject to a master lease agreement.

(E)              Reconciliation of real estate owned:

	2010	2009	2008

Balance at beginning of year	$1,255,216	1,263,630	1,318,068
Purchases of investment properties	48,779	—	5,164
Additions due to change in control of investment properties	87,744	—	—
Additions to investment properties, including amounts payable, net of write off’s	22,259	7,194	11,050
Sale of investment properties	(22,312)	(8,685)	(16,893)
Contribution of investment properties to joint venture	(46,009)	—	—
Deconsolidation of joint venture properties	—	(5,164)	(53,315)
Building impairment	—	(1,824)	(666)
Construction in progress	(175)	65	224
Payments received under master leases	—	—	(2)
Balance at end of year	$1,345,502	1,255,216	1,263,630

(F)              Reconciliation of accumulated depreciation:

	2010	2009	2008

Balance at beginning of year	$308,785	279,945	250,433
Depreciation expense	34,943	32,081	31,662
Accumulated depreciation on sale of investment property	(5,178)	(3,157)	(1,965)
Contribution of investment properties to joint venture	(12,004)	—	—
Deconsolidation of joint venture properties	—	(84)	(185)

Balance at end of year	$326,546	308,785	279,945

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

Based on management’s evaluation as of December 31, 2010, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2010.

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

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2011.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2011.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2011.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)                    Financial Statements:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Balance Sheets December 31, 2010 and 2009

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

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

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS
By:	Mark E. Zalatoris
Title:	President and Chief Executive Officer
(principal executive officer)
Date:	February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ THOMAS D’ARCY		/s/ DANIEL L. GOODWIN
By:	Thomas D’Arcy	By:	Daniel L. Goodwin
Title:	Chairman of the Board	Title:	Director
Date:	February 23, 2011	Date:	February 23, 2011

	/s/ JOEL G. HERTER		/s/ HEIDI N. LAWTON
By:	Joel G. Herter	By:	Heidi N. Lawton
Title:	Director	Title:	Director
Date:	February 23, 2011	Date:	February 23, 2011

	/s/ THOMAS H. MCAULEY		/s/ THOMAS MCWILLIAMS
By:	Thomas H. McAuley	By:	Thomas McWilliams
Title:	Director	Title:	Director
Date:	February 23, 2011	Date:	February 23, 2011

	/s/ JOEL D. SIMMONS		/s/ MARK E. ZALATORIS
By:	Joel D. Simmons	By:	Mark E. Zalatoris
Title:	Director	Title:	President and Chief Executive Officer
Date:	February 23, 2011		(principal executive officer)
		Date:	February 23, 2011
/s/ BRETT A. BROWN
By:	Brett A. Brown
Title:	Chief Financial Officer (principal
financial and accounting officer)
Date:	February 23, 2011

INLAND REAL ESTATE CORPORATION

Annual Report on Form 10-K

for the fiscal year ended December 31, 2010

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (2)

4.1	Specimen Stock Certificate (3)

4.2	Dividend Reinvestment Plan of the Registrant (4)

4.3	Inland Real Estate Corporation 4.625% Convertible Senior Notes Due 2026 Indenture dated as of November 13, 2006, LaSalle Bank National Association as Trustee (5)

4.4	Registration Rights Agreement dated as of November 13, 2006 between Inland Real Estate Corporation and several initial purchasers, for whom Wachovia Capital Markets LLC is acting as representative (6)

4.5	First Supplemental Indenture, dated as of May 17, 2010, by and among Inland Real Estate Corporation and Wells Fargo Bank, National Association, as trustee (7)

4.6	5.0% Convertible Senior Notes due 2029, dated August 10, 2010 between Inland Real Estate Corporation and Wells Fargo Bank, National Association, as trustee (8)

4.7	Form of 5.0% Convertible Senior Note due 2029 (9)

10.1

Fourth Amended and Restated Credit Agreement, dated as of June 24, 2010, among Inland Real Estate Corporation, as borrower and KeyBank National Association as administrative agent, Keybanc Capital Markets, Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC and Banc of America Securities, LLC as co-lead arrangers, Wells Fargo Bank, National Association and Bank of America, N.A. as co-syndication agents and RBS Citizens, National Association (d/b/a Charter One) and BMO Capital Markets as co-documentation agents and the several lenders from time to time parties hereto as lenders (10)

10.2	2005 Equity Award Plan (11)

10.3

Operating Agreement, dated as of October 8, 2004, among Inland Real Estate Corporation, The New York State Teachers’ Retirement System, by and through its designated advisor, Morgan Stanley Real Estate Advisor, Inc., and IN Retail Manager, L.L.C. (12)

10.4	Contribution Agreement, dated as of October 8, 2004, by and between IN Retail Fund, L.L.C., Inland Real Estate Corporation and The New York State Teachers’ Retirement System (13)

10.5	Property Acquisition Agreement, dated as of November 1, 2004, by and between Inland Real Estate Acquisitions, Inc. and Inland Real Estate Corporation (14)

10.6	Employment Agreement between Inland Real Estate Corporation and Mark Zalatoris, effective as of January 1, 2010 (15)

10.7	Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2010 (16)

10.8	Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2010 (17)

10.9	Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2010 (18)

10.10	Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2010 (19)

10.11

Software and Consulting Shared Services Agreement, dated February 13, 2006, among Inland Computer Services, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., Inland Holdco Management LLC and Inland American Holdco Management LLC (20)

10.12

Operating Agreement of Oak Property and Casualty LLC, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (21)

10.13

Oak Property and Casualty LLC Membership Participation Agreement, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (22)

10.14

Articles of Association of Oak Real Estate Association, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (23)

10.15	Agreement for the Contribution of Limited Liability Company Interests, dated as of October 10, 2006, among Inland Real Estate Corporation, Inland Venture Corporation and IRC-IREX Venture LLC (24)

10.16

Amended and Restated Term Loan Agreement, dated as of June 24, 2010, among Inland Real Estate Corporation, as borrower and KeyBank National Association as administrative agent, KeyBanc Capital Markets, Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC and Banc of America Securities, LLC as co-lead arrangers, Wells Fargo Bank, National Association and Bank of America, N.A. as co-syndication agents and RBS Citizens, National Association (d/b/a Charter One) and BMO Capital Markets as co-documentation agents and the several lenders from time to time parties hereto as lenders (25)

10.17	Limited Liability Company Agreement of IRC-IREX Venture II LLC, dated as of May 7, 2009, among Inland Exchange Venture Corporation and Inland Real Estate Exchange Corporation (26)

10.18		Sales Agency Agreement dated November 10, 2009, by and between Inland Real Estate Corporation and BMO Capital Markets Corp. (27)

10.19

Underwriting Agreement dated May 12, 2009 among Inland Real Estate Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC as representatives of the several underwriters named in Schedule A thereto (28)

10.20		Limited Liability Company Agreement of IRC-IREX Venture LLC, dated as of September 5, 2006, among Inland Venture Corporation and Inland Real Estate Exchange Corporation (29)

10.21

Limited Partnership Agreement of INP Retail L.P., dated as of June 3, 2010, among Inland Real Estate Corporation, Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation, acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, a Dutch fund for the joint account of the participants and INP Retail Management Company, LLC (30)

10.22		Dealer-Manager Agreement, dated as of June 29, 2010, by and between Macquarie Capital (USA) Inc. (31)

10.23		First Amendment to the Limited Liability Company Agreement of IRC-IREX Venture II, LLC, dated as of January 1, 2011 (*)

14.1		Code of Ethics (32)

21.1		Subsidiaries of the Registrant (*)

23.1		Consent of KPMG LLP, dated February 28, 2011 (*)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.1

Lock-Up Agreement between Inland Real Estate Corporation and Daniel L. Goodwin, Inland Real Estate Investment Corporation, The Inland Group, Inc. and Inland Investment Stock Holding Company, dated May 9, 2007 (33)

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 28, 2011, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (34)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

(2)

Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated April 23, 2010, as filed by the Registrant with the Securities and Exchange Commission on April 30, 2010 (file number 001-32185).

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

(5)

Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 16, 2006 (file number 001-32185).

(6)

Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 13, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 16, 2006 (file number 001-32185).

(7)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 18, 2010 (file number 001-32185)

(8)

Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 16, 2010 (file number 001-32185)

(9)

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

(13)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A dated October 8, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 22, 2004 (file number 001-32185).

(14)

Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed by the Registrant with the Securities and Exchange Commission on November 9, 2004 (file number 001-32185).

(15)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 30, 2010, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2010 (file number 001-32185).

(16)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 30, 2010, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2010 (file number 001-32185).

(17)

Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 30, 2010, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2010 (file number 001-32185).

(18)

Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 30, 2010, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2010 (file number 001-32185).

(19)

Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated April 30, 2010, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2010 (file number 001-32185).

(20)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(21)

Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(22)

Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(23)

Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(24)

Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 9, 2010 (file number 001-32185)

(26)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on May 7, 2009 (file number 001-32185)

(27)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 10, 2009, as filed by the Registrant with the Securities and Exchange Commission on November 10, 2009 (file number 001-32185).

(28)

Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, as filed by the Registrant with the Securities and Exchange Commission on May 12, 2009 (file number 001-32185).

(29)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 5, 2006, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2006 (file number 001-32185).

(30)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 9, 2010 (file number 001-32185).

(31)	Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 29, 2010 (file number 001-32185)

(32)

Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2004 (file number 000-28382).

(33)

Incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter period ended March 31, 2007, as filed by the Registrant with the Securities and Exchange Commission on May 10, 2007 (file number 001-32185).

(34)

The XBRL related information in Exhibit 101 to this Annual Report of Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(*)	Filed as part of this Annual Report on Form 10-K.