Form 10-Q
period 2011-03-31
INLAND REAL ESTATE CORP
filed 2011-05-09
CIK 923284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2011, there were 88,733,503 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION

Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

(In thousands, except per share data)

	March 31, 2011
	(unaudited)	December 31, 2010
Assets:
Investment properties:
Land	$348,145	345,637
Construction in progress	1,434	142
Building and improvements	999,169	999,723

	1,348,748	1,345,502
Less accumulated depreciation	330,897	326,546

Net investment properties	1,017,851	1,018,956

Cash and cash equivalents	8,840	13,566
Investment in securities	10,990	10,053
Accounts receivable, net	41,816	37,755
Investment in and advances to unconsolidated joint ventures	99,386	103,616
Acquired lease intangibles, net	33,311	38,721
Deferred costs, net	18,778	17,041
Other assets	13,826	15,133

Total assets	$1,244,798	1,254,841

Liabilities:
Accounts payable and accrued expenses	$46,738	34,768
Acquired below market lease intangibles, net	10,271	10,492
Distributions payable	4,176	4,139
Mortgages payable	477,970	483,186
Unsecured credit facilities	190,000	195,000
Convertible notes	110,728	110,365
Other liabilities	12,142	18,898

Total liabilities	852,025	856,848

Stockholders’ Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value, 500,000 Shares authorized; 88,711 and 87,838 Shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	887	878
Additional paid-in capital (net of offering costs of $65,550 and $65,322 at March 31, 2011 and December 31, 2010, respectively)	783,225	775,348
Accumulated distributions in excess of net income	(392,703)	(379,485)
Accumulated other comprehensive income	2,096	1,148

Total stockholders’ equity	393,505	397,889

Noncontrolling interest	(732)	104

Total equity	392,773	397,993

Total liabilities and equity	$1,244,798	1,254,841

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Operations and Other Comprehensive Income

For the three months ended March 31, 2011 and 2010 (unaudited)

(In thousands except per share data)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Revenues:
Rental income	$30,028	28,219
Tenant recoveries	14,030	12,671
Other property income	463	379
Fee income from unconsolidated joint ventures	1,163	632
Total revenues	45,684	41,901

Expenses:
Property operating expenses	10,266	10,116
Real estate tax expense	8,995	8,400
Depreciation and amortization	12,435	10,055
Provision for asset impairment	—	5,451
General and administrative expenses	3,722	3,229
Total expenses	35,418	37,251

Operating income	10,266	4,650

Other income	706	2,470
Loss from change in control of investment property	(690)	—
Gain on sale of joint venture interest	313	474
Interest expense	(10,957)	(7,791)
Loss before income tax benefit (expense) of taxable REIT subsidiary, equity in loss of unconsolidated joint ventures, discontinued operations and net income attributable to noncontrolling interest	(362)	(197)

Income tax benefit (expense) of taxable REIT subsidiary	(121)	34
Equity in loss of unconsolidated joint ventures	(359)	(2,576)
Loss from continuing operations	(842)	(2,739)
Income from discontinued operations	217	80
Net loss	(625)	(2,659)

Less: Net income attributable to the noncontrolling interest	(36)	(73)
Net loss available to common stockholders	(661)	(2,732)

Other comprehensive income:
Unrealized gain on investment securities	394	978
Reversal of unrealized gain to realized gain on investment securities	(383)	(830)
Unrealized gain on derivative instruments	937	61

Comprehensive income (loss)	$287	(2,523)

Basic and diluted earnings available to common shares per weighted average common share:

Loss from continuing operations	$(0.01)	(0.03)
Income from discontinued operations	—	—
Net loss available to common stockholders per weighted average common share — basic and diluted	$(0.01)	(0.03)

Weighted average number of common shares outstanding — basic and diluted	87,858	85,346

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Equity

For the three months ended March 31, 2011 (unaudited)

(Dollars in thousands, except per share data)

Three months ended March 31, 2011
Number of shares
Balance at beginning of period	87,838
Shares issued from DRP	69
Issuance of shares	804
Balance at end of period	88,711

Common Stock
Balance at beginning of period	$878
Proceeds from DRP	1
Issuance of shares	8
Balance at end of period	887

Additional Paid-in capital
Balance at beginning of period	775,348
Proceeds from DRP	637
Deferred stock compensation	66
Amortization of debt issue costs	11
Issuance of shares	7,391
Offering costs	(228)
Balance at end of period	783,225

Accumulated distributions in excess of net income
Balance at beginning of period	(379,485)
Net loss available to common stockholders	(661)
Distributions declared	(12,557)
Balance at end of period	(392,703)

Accumulated other comprehensive income
Balance at beginning of period	1,148
Unrealized gain on investment securities	394
Reversal of unrealized gain to realized gain on investment securities	(383)
Unrealized gain on derivative instruments	937
Balance at end of period	2,096

Noncontrolling interest
Balance at beginning of period	104
Net income attributable to noncontrolling interest	36
Contributions from noncontrolling interest	25
Purchase of noncontrolling interest	(735)
Distributions to noncontrolling interest	(162)
Balance at end of period	(732)

Total equity	$392,773

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2011 and 2010 (unaudited)

(In thousands)

	Three months ended March 31,2011	Three months ended March 31, 2010
Cash flows from operating activities:
Net loss available to common stockholders	$(661)	(2,732)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for asset impairment	—	5,451
Depreciation and amortization	12,523	10,361
Amortization of deferred stock compensation	66	72
Amortization on acquired above/below market leases	(5)	34
Gain on sale of investment property	(197)	—
Income from assumption of investment property	—	(890)
Loss from change in control of investment property	690	—
Realized gain on investment securities, net	(455)	(1,042)
Noncontrolling interest	36	73
Equity in loss of unconsolidated joint ventures	359	2,576
Gain on sale of joint venture interest	(313)	(474)
Straight line rent	(480)	(50)
Amortization of loan fees	922	725
Amortization of convertible note discount	363	348
Distributions from unconsolidated joint ventures	52	600
Changes in assets and liabilities:
Restricted cash	194	577
Accounts receivable and other assets, net	(2,476)	(582)
Accounts payable and accrued expenses	3,702	2,968
Prepaid rents and other liabilities	(1,172)	(618)
Net cash provided by operating activities	13,148	17,397

Cash flows from investing activities:
Restricted cash	(24)	(29)
Proceeds from sale of interest in joint venture, net	14,240	3,446
(Purchase) sale of investment securities, net	(471)	1,323
Purchase of investment properties	(20,800)	—
Additions to investment properties, net of accounts payable	(5,915)	(2,912)
Proceeds from sale of investment properties, net	2,124	—
Proceeds from change in control of investment properties	343	—
Distributions from unconsolidated joint ventures	2,154	2,169
Investment in unconsolidated joint ventures	(1,088)	(1,688)
Leasing fees	(1,473)	(771)
Net cash provided by(used in) investing activities	(10,910)	1,538

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2011 and 2010 (unaudited)

(In thousands)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash flows from financing activities:
Proceeds from the DRP	$638	660
Issuance of shares, net of offering costs	7,171	6,659
Purchase of noncontrolling interest, net	(710)	—
Loan proceeds	5,200	—
Payoff of debt	(663)	(14,250)
Proceeds from the unsecured line of credit facility	20,000	15,000
Repayments on the unsecured line of credit facility	(25,000)	(10,000)
Loan fees	(918)	(261)
Distributions paid	(12,520)	(12,131)
Distributions to noncontrolling interest partners	(162)	(182)
Net cash used in financing activities	(6,964)	(14,505)

Net increase (decrease) in cash and cash equivalents	(4,726)	4,430

Cash and cash equivalents at beginning of period	13,566	6,719

Cash and cash equivalents at end of period	$8,840	11,149

Supplemental disclosure of cash flow information

Cash paid for interest, net of capitalized interest	$7,830	5,216

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the “Company”) for the year ended December 31, 2010, which are included in the Company’s 2010 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

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

Certain reclassifications were made to the 2010 financial statements to conform to the 2011 presentation but have not changed the results of prior year.

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

The consolidated results of the Company include the accounts of Inland Ryan LLC, Inland Ryan Cliff Lake LLC, IRC—IREX Venture, LLC, and IRC-IREX Venture II, LLC.  The Company has determined that these interests are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations and other comprehensive income.

(2)           Investment Securities

At March 31, 2011 and December 31, 2010, investment in securities includes $9,990 and $9,053, respectively, of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value and $1,000 in each period of preferred securities that are recorded at cost.  The Company determined that these securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  The Company has recorded an accumulated net unrealized gain of $3,252 and $3,240 on the accompanying consolidated balances sheets as of March 31, 2011 and December 31, 2010, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the three months ended March 31, 2011 and 2010 resulted in gains on sale of $455 and $1,042, respectively, which are included in other income in the accompanying consolidated statements of operations and other comprehensive income.  Dividend income is recognized when received.

The Company evaluates its investments for impairment quarterly.  The Company’s policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary.  No impairment losses were required or recorded for the three months ended March 31, 2011 and 2010.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$93	(3)	—	—	93	(3)

Non-REIT Stock	$—	—	—	—	—	—

(3)           Unconsolidated Joint Ventures

Unconsolidated joint ventures are those where the Company does not have a controlling financial interest in the joint venture or is not the primary beneficiary of a variable interest entity.  The Company accounts for its interest in these ventures using the equity method of accounting.  The Company’s profit/loss allocation percentage and related investment in each joint venture is summarized in the following table.

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at March 31, 2011	Investment in and advances to unconsolidated joint ventures at March 31, 2011	Investment in and advances to unconsolidated joint ventures at December 31, 2010

IN Retail Fund LLC (a)	50%	$26,903	27,275
NARE/Inland North Aurora I, II & III (b)	45%	12,843	13,139
Oak Property and Casualty	25%	1,224	1,475
TMK/Inland Aurora Venture LLC (b)	40%	2,480	2,531
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC (c) (d)	85%	11,181	17,764
INP Retail LP (e)	55%	40,241	33,464
IRC/IREX Venture II LLC (f)	(g)	4,514	7,968

Investment in and advances to unconsolidated joint ventures		$99,386	103,616

(a)          Joint venture with New York State Teachers Retirement System (“NYSTRS”)

(b)         The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)          Joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”)

(d)         The Company took control of PTI Ft Wayne, LLC in 2011, and the property is now consolidated.  There is no investment reflected in the current period.

(e)          Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(f)            Joint venture with Inland Private Capital Corporation (“IPCC”)

(g)         The Company’s profit/loss allocation percentage varies based on the amount of interest it hold in the properties that are in the selling process.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)

Effective June 7, 2010, the Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  This joint venture may acquire up to $270,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets.  During the year ended December 31, 2010, PGGM contributed $20,000 of equity and the Company contributed four retail centers with an approximate gross value of $45,000 to the joint venture.  The equity contributed by PGGM is held in the joint venture and used as the Company’s equity contribution towards future acquisitions.  Additionally, the joint venture acquired two retail centers during the year ended December 31, 2010 with an approximate gross value of $41,000.  The joint venture agreement contemplates that the Company, subject to the conditions described in the governing joint venture documents being satisfied, the Company will contribute additional assets from its consolidated portfolio and PGGM will contribute additional equity to the venture as new acquisitions are identified.  During the three months ended March 31, 2011, the joint venture purchased Joffco Square.  In conjunction with this purchase, PGGM contributed approximately $4,800 to the joint venture, and the Company used approximately $5,800 of the proceeds from the Company’s initial contributions to the venture.  Additionally, during the three months ended March 31, 2011, the Company contributed an additional two retail centers with an approximate gross value of $18,000.  Under the terms of the agreement, PGGM’s potential equity contribution to the venture may total up to $130,000.  As of March 31, 2011, PGGM’s remaining commitment is approximately $90,000.  The joint venture expects to acquire additional assets using leverage consistent with the Company’s existing business plan during the next two years.  PGGM owns a forty-five percent equity ownership interest and the Company owns a fifty-five percent interest in the venture.  The Company is the managing partner of the venture and earns fees for asset management, property management, leasing and other services provided to the venture.

During the three months ended March 31, 2011, the Company took control of Orchard Crossing, a property previously held through its joint venture with Pine Tree.  Prior to the change in control, the Company accounted for its investment in this property as an unconsolidated entity.

The Company’s control of Orchard Crossing was accounted for as a business combination, which required the Company to record the assets and liabilities of Orchard Crossing at fair value.  The Company valued the property using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the property.  The initial accounting for the business combination has not been completed because the appraisal for the property has not yet been received.  The Company estimated fair value of the debt by discounting the future cash flows of the instrument at a rate currently offered for similar debt instruments.  This consolidation resulted in a loss to the Company of $690 which is reflected as loss from change in control of investment properties on the accompanying consolidated statements of operations and other comprehensive income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investment properties	$20,127
Other assets	838
Total assets acquired	$20,965
Mortgages payable	14,800
Other liabilities	294
Net assets acquired	$5,871

The following table summarizes the investment in Orchard Crossing.

Investments in and advances to unconsolidated joint ventures at December 31, 2010	$6,597
Investments in and advances to unconsolidated joint ventures 2011 activity	(61)
Loss from change in control of investment properties	(690)
Closing credits	25
Net assets acquired at February 1, 2011	$5,871

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2011 (unaudited)

Inland Exchange Venture Corporation (“IEVC”), a taxable REIT subsidiary (“TRS”) previously formed by the Company, entered into a limited liability company agreement with IPCC, a wholly-owned subsidiary of The Inland Group, Inc. (“TIGI”).  The resulting joint venture was formed to facilitate IEVC’s participation in tax-deferred exchange transactions pursuant to Section 1031 of the Internal Revenue Code using properties made available to the joint venture by IEVC.  The Company executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  IEVC coordinates the joint venture’s acquisition, property management and leasing functions, and earns fees for services provided to the joint venture, including management and leasing fees, as well as acquisition fees, which are split equally between IEVC and IPCC.  The Company will continue to earn property management and leasing fees on all properties acquired for this venture, including after all interests have been sold to the investors.

During the three months ended March 31, 2011, the joint venture with IPCC acquired one investment property.  During the three months ended March 31, 2011 and 2010, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  The Company previously agreed to temporarily reduce the management fees that may be charged on the Bank of America properties, with the intention that the fees would be reinstated gradually over the next two to three years.  These properties are completely sold and the Company continues to receive the reduced fee, until the fees are completely reinstated beginning in January 2013.  Additionally, in conjunction with the sales, the Company recorded gains of approximately $313 and $474 for the three months ended March 31, 2011 and 2010, respectively, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

The Company’s proportionate share of the earnings or losses related to these ventures is reflected as equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income.  During the three months ended March 31, 2011 and 2010, the Company earned $1,163 and $632, respectively, in fee income from its unconsolidated joint ventures.  This fee income fluctuated due in most part to acquisition fees related to sales on properties sold through the Company’s joint venture with IPCC.  Acquisition fees are earned on the IPCC joint venture properties as the interests are sold to the investors.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company’s continuing involvement with these shopping centers.  Differences between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture’s property assets.  During the three months ended March 31, 2011 and 2010, the Company recorded $466 and $366, respectively, of amortization of this basis difference.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2011 (unaudited)

The unconsolidated joint ventures had total outstanding debt in the amount of $303,789 (total debt, not the Company’s pro rata share) at March 31, 2011 that matures as follows:

Joint Venture Entity	2011 (a)	2012	2013	2014	2015	Thereafter	Total

IN Retail Fund LLC	$55,277	47,300	33,675	11,795	22,000	—	170,047
NARE/Inland North Aurora I (b)	17,469	—	—	—	—	—	17,469
NARE/Inland North Aurora II	3,549	—	—	—	—	—	3,549
NARE/Inland North Aurora III	13,819	—	—	—	—	—	13,819
PDG/Tuscany Village Venture (c)	9,052	—	—	—	—	—	9,052
PTI Boise LLC (d)	—	2,700	—	—	—	—	2,700
PTI Westfield LLC (e)	7,350	—	—	—	—	—	7,350
TDC Inland Lakemoor LLC (f)	—	22,105	—	—	—	—	22,105
INP Retail LP	—	—	—	—	5,800	32,590	38,390
IRC/IREX Venture II LLC	—	—	—	—	—	19,308	19,308

Total unconsolidated joint venture debt	$106,516	72,105	33,675	11,795	27,800	51,898	303,789

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

(d)         This loan matures in October 2012.  In September 2009, the Company purchased the mortgage from the lender at a discount and became a lender to the joint venture.

(e)         This loan matures in December 2011.  The Company has guaranteed approximately $1,200 of this outstanding loan.

(f)            This loan matures in October 2012.  The Company has guaranteed approximately $9,000 of this outstanding loan.

The Company has guaranteed approximately $11,300 of unconsolidated joint venture debt as of March 31, 2011. These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  The Company would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents.  The Company is required to estimate the fair value of these guarantees and record a corresponding liability.  The Company has determined that the fair value of such guarantees are immaterial as of March 31, 2011 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at fair value.  During the three months ended March 31, 2010, a total impairment loss of $5,550, related to NARE/Inland North Aurora I, was recorded at the joint venture level.   The Company’s pro rata share of this loss, equal to $2,498, is included in equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, during the three months ended March 31, 2010, the Company recorded an impairment loss of $5,451 related to PDG/Tuscany Village Venture to reflect the investment at fair value.  This amount is included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.  No impairment adjustments were required during the three months ended March 31, 2011.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2011 (unaudited)

Summarized financial information for the unconsolidated joint ventures is as follows:

Balance Sheet:	March 31, 2011	December 31, 2010

Assets:
Investment in real estate, net	$559,231	506,809
Other assets	66,848	61,243

Total assets	$626,079	568,052

Liabilities:
Mortgage payable	$303,789	281,496
Other liabilities	44,086	44,976

Total liabilities	347,875	326,472

Total equity	278,204	241,580

Total liabilities and equity	$626,079	568,052

Investment in and advances to unconsolidated joint ventures	$99,386	103,616

Statement of Operations:	Three months ended March 31, 2011	Three months ended March 31, 2010

Total revenues	$16,843	18,672
Total expenses (a)	(17,553)	(25,933)

Loss from continuing operations	$(710)	(7,261)

Inland’s pro rata share of loss from continuing operations (b)	$(359)	(2,576)

(a)                                  Total expenses include impairment charges in the amount of $5,550 for the three months ended March 31, 2010.  No impairment charges were required or recorded during the three months ended March 31, 2011.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2011 (unaudited)

	Fair value measurements at March 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Description

Available for sale securities	$9,990	—		—

Total assets	$9,990	—		—

Derivative interest rate instruments liabilities	$—	1,156	(a)	—
Variable rate debt	—	—		226,355
Fixed rate debt	—	—		547,851

Total liabilities	$—	1,156		774,206

(a)          The Company entered into this interest rate swap as a requirement under a mortgage loan closed in 2010.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders.  The Company’s financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at March 31, 2011 and December 31, 2010.

(5)           Transactions with Related Parties

The Company reimburses affiliates of TIGI for various administrative services related to non-core business operations, such as payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing.  These TIGI affiliates provide these services at cost.  In the event that a service provider has revenues for any particular fiscal year that exceed its expenses for that year, the service provider will rebate the excess on a pro rata basis based on the proportion of its revenues attributable to the Company.  Mr. Goodwin, one of the Company’s directors, is the controlling shareholder of TIGI.  The Company pays for the aforementioned services on an hourly basis at rates that it believes are below market rates for comparable services.  The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, rent, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses.  The Company continues to purchase these services from TIGI and its affiliates and for the three months ended March 31, 2011 and 2010, these expenses, totaling $407 and $393, respectively, are included in general and administrative expenses and property operating expenses.  Additionally, the Company leases its corporate office space from an affiliate of TIGI.  Payments under this lease for the three months ended March 31, 2011 and 2010 were $102 and $103, respectively, and are also included in general and administrative expenses.  TIGI, through affiliates, beneficially owns approximately 12.8% of the Company’s outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with TIGI or its affiliates.

On August 12, 2003, the Company entered into an agreement with Inland Investment Advisors, Inc., an indirect wholly owned subsidiary of TIGI, to manage its investment in securities.  The Company pays a fee of up to one percent per annum on the net asset value under management.  The Company paid approximately $16 and $24 for these services during the three months ended March 31, 2011 and 2010, respectively.

In May 2005, the Company acquired a 1% interest in The Inland Real Estate Group of Companies, Inc. for a purchase price of $1.  The Inland Real Estate Group of Companies, Inc. provides assistance in the marketing of the Company’s investment properties and provides representation at various trade shows and conventions.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2011 (unaudited)

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

The Company is a member of a limited liability company formed as an insurance association captive (the “Captive”), which is owned in equal proportions by the Company and three other related REITs sponsored by an affiliate of TIGI, Inland American Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland Diversified Real Estate Trust, Inc.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of TIGI.  The Captive was formed to initially insure/reimburse the members’ deductible obligations for the first $75 above the insured’s maintenance deductible of $10 of property insurance and $100 of general liability insurance.  The Company entered into the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a VIE and the Company is not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.  During the three months ended March 31, 2011, the Company received a return of equity in the amount of $63 related to the Captive.

(6)           Discontinued Operations

During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company sold a total of four investment properties and a portion of another investment property.  The following table summarizes the properties sold, date of sale, indebtedness repaid, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Park Center Plaza (partial)	April 30, 2010	—	829	521	No
Springboro Plaza	August 5, 2010	5,510	6,790	230	No
Northgate Center	September 1, 2010	6,211	1,726	(9)	No
Homewood Plaza	November 29, 2010	—	2,375	1,108	No
Schaumburg Golf Road Retail	February 14, 2011	—	2,090	197	No

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of March 31, 2011, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at March 31, 2011 and December 31, 2010, the Company has recorded $255 and $264, respectively, of assets and $38 in each period of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three months ended March 31, 2011 and 2010, the Company has recorded income from discontinued operations of $217 and $80, respectively.  The three months ended March 31, 2011 includes a gain on sale of $197.  No gain on sale was recorded during the three months ended March 31, 2010.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2011 (unaudited)

(7)           Operating Leases

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $480 and $50 for the three months ended March 31, 2011 and 2010, respectively of rental income for the period of occupancy for which stepped rent increases apply and $18,551 and $18,071 in related accounts receivable as of March 31, 2011 and December 31, 2010, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

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

The Company had no uncertain tax positions as of March 31, 2011.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of March 31, 2011. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three months ended March 31, 2011 and 2010 or in the consolidated balance sheets as of March 31, 2011 and December 31, 2010. As of March 31, 2011, returns for the calendar years 2007 through 2010 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

(9)           Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  Mortgage loans outstanding as of March 31, 2011 were $477,970 and had a weighted average interest rate of 5.19%.  Of this amount, $422,883 had fixed rates ranging from 4.11% to 7.65% and a weighted average fixed rate of 5.35% as of March 31, 2011.  The remaining $55,087 of mortgage debt represented variable rate loans with a weighted average interest rate of 3.90% as of March 31, 2011.  As of March 31, 2011, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2020.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2011 (unaudited)

The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, based on debt outstanding at March 31, 2011 and weighted average interest rates for the debt maturing in each specified period.

	2011 (a)	2012 (a)	2013	2014	2015	Thereafter	Total
Maturing debt:
Fixed rate debt	$65,491	58,868	4,171	134,750 (c)	20,778	138,825	422,883
Variable rate debt	15,146	33,741 (b)	—	6,200	—	—	55,087

Weighted average interest rate
Fixed rate debt	4.50%	5.22%	—	5.33%	6.50%	5.64%	5.35%
Variable rate debt	4.26%	4.34%	—	0.63%	—	—	3.90%

(a)          Approximately $78,600 of the Company’s mortgages payable mature prior to April 2012.  The Company will soon be in discussions with the various lenders to refinance this maturing debt or will repay the debt using draws on its unsecured line of credit facility.  If the Company’s attempts to refinance are successful, the Company anticipates the average rates on the new borrowings could be approximately 50 to 150 basis points above the average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance the Company will be able to complete these borrowing.

(b)         The Company has guaranteed a mortgage for $2,700 and it would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document.

(c)          The Company has guaranteed a mortgage for approximately $19,100 and it would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document.

(10)         Unsecured Credit Facilities

On June 24, 2010, the Company entered into an amended and restated term loan agreement and completed a fourth amendment to its line of credit facility, together, the “Credit Agreements.”  Under the term loan agreement, the Company borrowed, on an unsecured basis, $150,000.  The aggregate commitment of the Company’s line is $250,000, which includes a $100,000 accordion feature.  The access to the accordion feature is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.  In conjunction with this amendment, the Company paid approximately $4,400 in fees and costs.  As of March 31, 2011 and December 31, 2010 the outstanding balance on the line of credit facility was $40,000 and $45,000, respectively.

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the credit agreements.  The obligations under the credit agreements are scheduled to mature on June 21, 2013.  Borrowings under the credit agreements bear interest at a variable rate equal to either 300 basis points over LIBOR, with a floor of 150 basis points, or 200 basis points over the alternate base rate.  On March 11, 2011, the Company entered into amendments to the Credit Agreements to remove the limit on the lowest base interest rate for borrowings, or the “floor” rate.  Borrowings under the amended credit agreements bear interest at a variable rate equal to either 325 basis points over LIBOR or 225 basis points over the alternate base rate.  In conjunction with these amendments, the Company paid approximately $750 in fees and costs.  The weighted average interest rate on outstanding draws on the line of credit facility was 3.52% and 4.50% as of March 31, 2011 and December 31, 2010, respectively.  The interest rate on the term loan was 3.50% and 4.50% as of March 31, 2011 and December 31, 2010, respectively.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.

The Credit Agreements require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2011, the Company was in compliance with its financial covenants.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2011 (unaudited)

(11)            Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026 (“Old Notes”).  During the year ended December 31, 2010, the Company offered to exchange or purchase all of the outstanding notes, provided that the amount of cash to be used for this purpose did not exceed $15,000.  The transaction resulted in the Company repurchasing $15,000 of notes at their face value and exchanging notes with a face value of $29,215 for new 5.0% convertible senior notes due 2029 (“New Notes”). As of March 31, 2011, a combined total of $110,000 in principal remained outstanding.

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

Holders of the Old Notes may convert their notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of Old Notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of March 31, 2011, for each $1 principal amount of Old Notes was 48.2824 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

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

At March 31, 2011 and December 31, 2010, the Company has recorded $1,949 and $650, respectively of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes.  The value assigned to the debt component was the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance.  The Company has recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, at March 31, 2011 and December 31, 2010, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The following table sets forth the debt and equity components included in the consolidated balance sheets at March 31, 2011 and December 31, 2010.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2011 (unaudited)

	March 31, 2011	December 31, 2010

Equity Component (a)	$9,290	9,279

Debt Component	$113,005	113,005
Unamortized Discount (b)	(2,277)	(2,640)

Net Carrying Value	$110,728	110,365

(a)          The equity component is net of equity issuance costs and accumulated amortization of $122 and $133 at March 31, 2011 and December 31, 2010, respectively.

(b)         The unamortized discount will be amortized into interest expense on a monthly basis through November 2011 for the Old Notes and November 2014 for the New Notes.

Total interest expense related to the convertible notes for the three months ended March 31, 2011 and 2010 was calculated as follows:

	March 31, 2011	March 31, 2010

Interest expense at coupon rate	$1,299	1,445
Discount amortization	363	348

Total interest expense (a)	$1,662	1,793

(a)          The effective interest rate of the Old Notes is 5.875% and the effective interest rate of the New Notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in November 2006 and August 2010, respectively.

In November 2011, the holders of $80,785 in face value of convertible notes have the right to require us to repurchase the notes.  The Company anticipates being able to fund any repurchase requests using funds from one or more possible sources available to it, including but not limited to, issuing new notes, draws on the Company’s unsecured line of credit facility, proceeds from financing unencumbered properties and proceeds from the sale of shares under the ATM issuance program.

(12)         Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.  Shares of 89 and 180 at March 31, 2011 and 2010, respectively that are anti-dilutive are excluded from earnings per share.

As of March 31, 2011, 152 shares of common stock issued pursuant to employment agreements were outstanding, of which 80 have vested.  Additionally, the Company issued 58 shares pursuant to employment incentives of which 36 have vested and five have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.  As of March 31, 2011 and December 31, 2010, options to purchase 71 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  No options were exercised during the three months ended March 31, 2011 or during the year ended December 31, 2010.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2011 (unaudited)

On November 10, 2009, the Company entered into a Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell shares of its common stock having an aggregate offering amount of up to $100 million from time to time through BMO, acting as sales agent.  Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions (if the Company and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with BMO in this report on Form 10-Q as its ATM issuance program.  As of March 31, 2011, the Company has issued an aggregate of approximately 3,816 shares of its common stock pursuant to the ATM issuance program.  The Company received net proceeds of approximately $31,691 from the issuance of these shares and used the proceeds for growth opportunities, including acquisitions for the Company’s joint venture with IPCC.

(13)         Segment Reporting

The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of California, Florida, Idaho, Illinois, Indiana, Michigan, Minnesota, Missouri, Nebraska, Ohio, Tennessee, and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

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

(15)         Subsequent Events

On April 13, 2011, the Company’s joint venture with IPCC purchased a portfolio of sixteen net leased properties from an unaffiliated third party for approximately $46,900.  Simultaneously with the closing, the joint venture obtained secured financing on this portfolio in the amount of $24,700.  The Company funded the remaining purchase price on behalf of the joint venture, using cash on hand and a draw on its line of credit.  IPCC will be syndicating the properties in two separate offerings.

On April 18, 2011, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on March 31, 2011.

On April 18, 2011, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on May 17, 2011 to the stockholders of record at the close of business on May 2, 2011.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q (including documents incorporated herein by reference) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding our management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  Examples of forward-looking statements include, but are not limited to, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to our financial performance, investment strategy and portfolio, our ability to address debt maturities, our cash flows, our growth prospects, the value of our assets, our joint venture commitments and the amount and timing of anticipated future cash distributions. Forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, beliefs and expectation with respect to the economy and other future conditions. These statements are not guarantees of future performance, and investors should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 28, 2011.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

In this report, all references to “we,” “our” and “us” refer collectively to Inland Real Estate Corporation and its consolidated subsidiaries.   All amounts in this Form 10-Q are stated in thousands with the exception of per share amounts, per square foot amounts, number of properties, and number of leases.

Executive Summary

We are a self-managed, publically traded real estate investment trust (“REIT”) that owns and operates neighborhood, community, power and single tenant retail centers.   We are incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  As of March 31, 2011, we owned interests in 143 investment properties, including 27 owned through our unconsolidated joint ventures.  Our development joint venture properties are not included as investment properties until they reach what we believe is a stabilized occupancy rate.

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

During the three months ended March 31, 2011, our leasing activity remained strong and our leasing spreads were positive on both new and renewed leases.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenues and cash flow.  During the three months ended March 31, 2011, we executed 15 new, 34 renewal and 17 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately 457,000 square feet on our consolidated portfolio.  The 15 new leases comprise approximately 165,000 square feet with an average rental rate of $10.50 per square foot, a 7.2% increase over the average expiring rate.  The 34 renewal leases comprise approximately 133,000 square feet with an average rental rate of $14.50 per square foot, a 4.4% increase over the average expiring rate.  The 17 non-comparable leases comprise approximately 159,000 square feet with an average base rent of $8.99.  The calculations of former and new average base rents are adjusted for rent abatement on the included leases.  During the remainder of 2011, 120 leases will be expiring in our consolidated portfolio, which comprise approximately 645,000 square feet and account for approximately 5.8% of our annualized base rent.  The weighted average expiring rate on these leases is $11.30 per square foot.  Occupancy at March 31, 2011 and 2010 for our consolidated and unconsolidated portfolio is summarized below:

Consolidated Occupancy	As of March 31, 2011	As of March 31, 2010

Leased Occupancy (a)	94.1%	91.1%
Financial Occupancy (b)	88.5%	88.1%
Same Store Financial Occupancy	89.0%	87.7%

Unconsolidated Occupancy (c)	As of March 31, 2011	As of March 31, 2010

Leased Occupancy (a)	96.5%	94.8%
Financial Occupancy (b)	94.7%	93.0%
Same Store Financial Occupancy	94.7%	93.4%

Total Occupancy	As of March 31, 2011	As of March 31, 2010

Leased Occupancy (a)	94.4%	91.6%
Financial Occupancy (b)	89.3%	88.8%
Same Store Financial Occupancy	89.6%	88.3%

(a)                                  Leased Occupancy is defined as the percentage of gross leasable area for which there is a signed lease, regardless of whether the tenant is currently obligated to pay rent under their lease agreement.

(b)                                 Financial Occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased, excluding tenants in their abatement period.

(c)                                  Unconsolidated occupancy is based on our percentage ownership.

We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  For example, no single tenant accounted for more than approximately 7% of annual base rent in our total portfolio as of March 31, 2011.

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

The timeline for filling the vacancies created by tenant failures and bankruptcies is longer because the supply of available space has increased and tenant demand has decreased.  We have been able to re-lease much of the space vacated by big-box tenants and are negotiating leases to fill more of these vacancies during the remainder of 2011.  Although certain leases were signed at rental rates higher than the vacating tenant, most of the leases were signed at rates significantly below the previous rate.  The longer lengths of time that spaces have been vacant, the payment of operating expenses without tenant reimbursements and the reality of re-leasing at rates lower than the previous leases have a negative impact on our financial results.  Additionally, there are costs associated with leasing vacant spaces such as leasing commissions and tenant improvement allowances, which both have the effect of reducing our cash flow at the beginning of the new lease.

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

During 2011, our focus is on increasing our assets under management through our joint ventures with PGGM and IPCC.  Acquisitions for these joint ventures provide us with immediate and ongoing fee income.  Additionally, we will continue to focus on our leasing activity.  We have maintained strong leasing activity during the economic downturn and we will continue to work to fill the vacancies created in the past years by tenant bankruptcies and failures.

We successfully addressed all 2010 maturing debt.  Approximately $78,600 of consolidated secured debt, with a weighted average interest rate of 4.45%, matures during 2011.  We will soon be in discussions with the various lenders to refinance the secured debt maturing in 2011 or will repay the debt using draws on our unsecured line of credit facility.  If our attempts to refinance are successful, we anticipate that the average rates on the new borrowings could be approximately 50 to 150 basis points above the average expiring rates.  Additionally, the holders of $80,785 in face value of convertible notes have the right to require us to repurchase the notes in November 2011.  We anticipate being able to fund any repurchase requests using funds from one or more possible sources available to us, including but not limited to, issuing new notes, draws on our unsecured line of credit, proceeds from financing unencumbered properties and proceeds from the sale of shares under our ATM issuance program.

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

Acquisitions and Dispositions

The table below presents investment property acquisitions during the three months ended March 31, 2011 and the year ended December 31, 2010.

Date	Property	City	State	GLA Sq.Ft.	Purchase Price	Financial Occupancy at time of Acquisition

03/24/11	Mariano’s Fresh Market (a)	Arlington Heights	IL	66,393	$20,800	100%
01/11/11	Joffco Square (b)	Chicago	IL	95,204	23,800	83%
11/22/10	Roundy’s	Menomonee Falls	WI	103,611	20,722	100%
11/15/10	CVS (a)	Elk Grove	CA	13,294	7,689	100%
10/25/10	Diffley Marketplace (b)	Eagan	MN	62,656	11,861	94%
10/07/10	Walgreens (a)	Island Lake	IL	14,820	4,493	100%
09/24/10	University of Phoenix (a)	Meridian	ID	36,773	8,825	100%
09/07/10	Harbor Square Plaza (a) (c)	Port Charlotte	FL	20,087	11,250	100%
08/26/10	Copp’s (a)	Sun Prairie	WI	61,048	11,700	100%
07/08/10	Farnam Tech Center (a)	Omaha	NE	118,237	18,000	100%
06/23/10	The Point at Clark (d)	Chicago	IL	95,455	28,816	100%

				687,578	$167,956

(a)                                  These properties were acquired through our joint venture with IPCC

(b)                                 These properties were acquired through our joint venture with PGGM.

(c)                                  The purchase price of this property includes a 96,253 square foot ground lease with Kohl’s also acquired.  Ground lease square footage is not included in our GLA.

(d)                                 This property was sold to our joint venture with PGGM on August 31, 2010.

The table below presents investment property dispositions during the three months ended March 31, 2011 and the year ended December 31, 2010.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain (Loss) on Sale

02/14/11	Schaumburg Golf Road Retail	Schaumburg	IL	9,988	$2,150	$197
12/30/10	Bank of America (a) (b)	Moosic	PA	300,000	77,810	—
12/30/10	Bank of America (a) (b)	Las Vegas	NV	85,708	—	—
12/16/10	Farnam Tech Center (a)	Omaha	NB	118,237	21,390	—
12/08/10	Bank of America (a) (c)	Hunt Valley	MD	377,332	97,420	—
12/08/10	Bank of America (a) (c)	Rio Rancho	NM	76,768	—	—
11/29/10	Homewood Plaza	Homewood	IL	19,000	2,500	1,108
09/01/10	Northgate Center	Sheboygan	WI	73,647	8,025	(9)
08/05/10	Springboro Plaza	Springboro	OH	154,034	7,125	230
04/30/10	Park Center Plaza (partial)	Tinley Park	IL	5,089	845	521

				1,219,803	$217,265	$2,047

(a)                                  This property is included as a disposition as all of the TIC interests have been sold through our joint venture with IPCC.  No gain or loss is reflected in this table because the disposition of these properties is not considered a property sale, but rather a sale of ownership interest in the properties.  The gains from these properties are included in gain from sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

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

The table below presents development property dispositions during the year ended December 31, 2010.  No dispositions were completed during the three months ended March 31, 2011.

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Sales Price

08/31/10	Savannah Crossing	TMK Development, Inc.	Aurora	IL	2	$2,350
08/13/10	North Aurora Outlots Phase I	North American Real Estate	North Aurora	IL	1	260

					3	$2,610

Critical Accounting Policies

General.  A critical accounting policy is one that, we believe, would materially affect our operating results or financial condition, and requires management to make estimates or judgments in certain circumstances.  We believe that our most critical accounting policies relate to the valuation and allocation of investment properties, determining whether assets are held for sale, recognition of rental income and lease termination income, our cost capitalization and depreciation policies and consolidation/equity accounting policies.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  U.S. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties that were taken into consideration upon the application of critical accounting policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.  Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 28, 2011, under the heading “Critical Accounting Policies.”

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management’s evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the life of the related leases for each property as a component of amortization expense. We also consider whether any customer relationship value exists related to the property acquisition.  As of March 31, 2011, we had not allocated any amounts to customer relationships.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at March 31, 2011 and December 31, 2010 were $8,840 and $13,566, respectively.  The higher cash balance at December 31, 2010 reflects higher prepaid rents and sales activity in our joint venture with IPCC at year-end, the proceeds of which were subsequently used to pay down the balance on our unsecured line of credit facility.  See our discussion of the statements of cash flows for a description of our cash activity during the three months ended March 31, 2011 and 2010.

We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions could periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, we do not believe the risk is significant based on our review of the rating of the institutions where our cash is deposited.  In 2008, FDIC insurance coverage was increased to $250,000 per depositor at each insured bank.  This increase will be in place until December 31, 2013, at which time it will return to $100,000 per depositor, unless coverage is further extended.  As of December 31, 2010, all funds in a noninterest-bearing transaction account are insured in full by the FDIC from December 31, 2010, through December 31, 2012.  This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, earnings we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of March 31, 2011, we were in compliance with the financial covenants on our unsecured credit facilities.  We had up to $110,000 available under our $150,000 line of credit facility and an additional $100,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.  If necessary, such as for new acquisitions, we believe we can generate capital by entering into financing arrangements or joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating and interest expenses at our investment properties, for purchasing additional investment properties, joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

On November 10, 2009, we entered into a Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell up to $100 million of our common stock from time to time through BMO, acting as sales agent.  Offers and sales of shares of our common stock may be made in privately negotiated transactions (if we and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  We have referred to the arrangement with BMO in this report on Form 10-Q as our ATM issuance program.  As of March 31, 2011, we have issued an aggregate of approximately 3,816 shares of our common stock pursuant to the ATM issuance program.  We received net proceeds of approximately $31,691 from the issuance of these shares and used the proceeds for growth opportunities, including acquisitions for our joint venture with IPCC.

As a means of conserving capital in recent years, we deferred making certain capital expenditures, such as roof and parking lot replacements.  Additionally, as a result of the significant leasing activity we have experienced during the last half of 2010, we anticipate significant expenditures related to tenant improvements and leasing commissions.  We anticipate that the costs of these capital improvements, tenant improvements and leasing commissions will be more than $10,000 higher than the average expended in previous years.  We expect to fund these improvements using cash from operations and draws on our unsecured line of credit facility.  During the three months ended March 31, 2011, we incurred $12,986 in costs for tenant improvements and $2,302 for leasing commissions, as compared to $2,768 for tenant improvements and $779 for leasing commissions during the three months ended March 31, 2010.  We do not expect this trend to carry forward into future years.  We expect to complete these deferred capital projects and the work related to our new leases in 2011.  Although we expect to fund these types of projects in the future, we expect the amount of spending on these items will return to levels comparable to years prior to 2011.

Certain joint venture commitments require us to invest cash in properties under development.  In certain cases, this capital is invested for periods longer than expected.  We have delayed completion of our development projects from our original 2010 and 2011 completion dates to an additional one to two years due to challenging conditions.  Therefore, our investment of $26,504 in our development projects will be committed longer than originally anticipated.  We have guaranteed approximately $11,300 of current unconsolidated joint venture debt.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  There is no assurance that we will be able to recover the funds invested in these ventures or that we will earn a return on these invested funds.

We invest in marketable securities of other entities, including REITs.  These investments in available-for-sale securities totaled $9,990 at March 31, 2011, consisting of preferred and common stock investments.  At March 31, 2011, we had recorded an accumulated net unrealized gain of $3,252 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the three months ended March 31, 2011 and 2010, we realized gains on sale of $455 and $1,042, respectively.

As of March 31, 2011, we owned interests in 143 investment properties, including those owned through our unconsolidated joint ventures.  In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements and current distributions.  Monthly debt service requirements are primarily interest only as only certain of our secured mortgages require monthly principal amortization.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, based on debt outstanding at March 31, 2011:

	2011 (a)	2012	2013 (b)	2014 (c)	2015	Thereafter	Total
Maturing debt:
Fixed rate debt	$146,277	58,868	4,171	163,965 (e)	20,777	138,825	532,883
Variable rate debt	15,146	33,741 (d)	190,000	6,200	—	—	245,087

Weighted average interest rate
Fixed rate debt	4.57%	5.22%	—	5.27%	6.50%	5.64%	5.22%
Variable rate debt	4.26%	4.34%	3.50%	0.63%	—	—	3.59%

(a)          Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $80,785.  The consolidated balance sheets are presented net of a fair value adjustment of $2,427.

(b)         Included in the debt maturing during 2013 are our unsecured credit facilities, totaling $190,000.  After the amendments completed in March 2011, we pay interest only during the term of these facilities at a variable rate equal to either 325 basis points over LIBOR or 225 basis points over the Alternate Base Rate, in effect at the time of the borrowing.  As of March 31, 2011, the weighted average interest rate on outstanding draws on the line of credit facility was 3.52%, and the interest rate on the term loan was 3.50%.  These credit facilities require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2011, we were in compliance with these financial covenants.

(c)          Included in the debt maturing in 2014 is our convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets are presented net of a fair value adjustment of $1,699.

(d)         We have guaranteed a mortgage for $2,700 and we would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document, unless the default is otherwise waived.

(e)          We have guaranteed a mortgage for approximately $19,100 and we would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document, unless the default is otherwise waived.

Our mortgages payable are secured by certain of our investment properties.  Mortgage loans outstanding as of March 31, 2011 were $477,970 and had a weighted average interest rate of 5.19%.  Of this amount, $422,883 had fixed rates ranging from 4.11% to 7.65% and a weighted average fixed rate of 5.35% as of March 31, 2011.  The remaining $55,087 of mortgage debt represented variable rate loans with a weighted average interest rate of 3.90% as of March 31, 2011.  Additionally, we had $300,000 of unsecured debt outstanding, comprised of our term loan, line of credit facility and the face value of our convertible notes with a weighted average interest rate of 3.95%.

As of March 31, 2011, approximately $78,600 of consolidated mortgages payable and $80,785 in face value of convertible notes mature prior to year end.  We will soon be in discussions with the various lenders to refinance the secured debt maturing in 2011 or will repay the debt using draws on our unsecured line of credit facility.  If our attempts to refinance are successful, we anticipate that the average rates on the new borrowings could be approximately 100 to 200 basis points above average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance we will be able to complete these borrowings.  We expect to repay any convertible notes that might be put to us using funds from one or more of several sources, including but not limited to, issuing new notes, draws on our unsecured line of credit, proceeds from financing unencumbered properties and proceeds from the sale of shares under our ATM issuance program.

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2011 and 2010:

	2011	2010

Net cash provided by operating activities	$13,148	17,397

Net cash provided by (used in) investing activities	$(10,910)	1,538

Net cash used in financing activities	$(6,964)	(14,505)

2011 Compared to 2010

Net cash provided by operating activities was $13,148 for the three months ended March 31, 2011, as compared to $17,397 for the three months ended March 31, 2010.  The decrease in cash provided by operating activities is due primarily to the contribution of properties to our joint venture with PGGM and properties sold during the three months ended March 31, 2011 and the year ended December 31, 2010.  Additionally, the decrease in cash from operating activities is due to an increase in accounts receivable, which we anticipate collecting as we complete our annual tenant reconciliations.

Net cash used in investing activities was $10,910 for the three months ended March 31, 2011, as compared to net cash provided by investing activities of $1,538 for the three months ended March 31, 2010.  The primary reason for the increase in cash used in investing activities was the use of $20,800 to purchase investment properties and $5,915 in additions to investment properties during the three months ended March 31, 2011, as compared to no investment property acquisitions and $2,912 in additions to investment properties during the three months ended March 31, 2010.  Additionally, we used $1,473 to pay leasing commissions for new tenants and $471 to purchase investment securities during the three months ended March 31, 2011, as compared to the use of $771 for leasing commissions and receiving proceeds of $1,323 from the sale of investment securities during the three months ended March 31, 2010.  Partially offsetting the increase in cash used in investing activities was the receipt of $2,124 from the sale of investment properties and $14,240 from the sale of joint venture interests in connection with our joint venture with IPCC during the three months ended March 31, 2011, as compared to no investment property sales and the receipt of $3,446 from the sale of joint venture interests during the three months ended March 31, 2010.

Net cash used in financing activities was $6,964 for the three months ended March 31, 2011, as compared to $14,505 for the three months ended March 31, 2010.  The primary reason for the decrease in cash used in financing activities was the receipt of $5,200 in loan proceeds and using only $663 to repay debt during the three months ended March 31, 2011, as compared to the use of $14,250 to repay certain mortgages secured by our investment properties during the three months ended March 31, 2010.  Partially offsetting this decrease in cash used during the three months ended March 31, 2011 was the net repayment of $5,000 on our line of credit facility, as compared to receiving net proceeds of $5,000 during the three months ended March 31, 2010.  Additionally, we used $710 to repurchase noncontrolling interest units during the three months ended March 31, 2011 and no such repurchases were completed during the three months ended March 31, 2010.

Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2011 and 2010, respectively.  At March 31, 2011, we had ownership interests in 29 single-user retail properties, 61 Neighborhood Centers, 22 Community Centers, 30 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the same three month periods during each year, referred to herein as “same store” properties.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and we are able to determine the effects of our new acquisitions on net income.  Net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.

A total of 112 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 9.6 million square feet.  In the table below, “other investment properties” includes activity from properties acquired during the three months ended March 31, 2011 and the year ended December 31, 2010, two properties in which we took over ownership control from our joint venture partner, properties contributed to our joint ventures and activity from properties owned through our joint venture with IPCC while they were consolidated.  Operations from properties acquired through this joint venture are recorded as consolidated income until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations and other comprehensive income.  The “same store” investment properties represent 92% of the square footage of our consolidated portfolio at March 31, 2011.  The following table presents the net operating income, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three months ended March 31, 2011 and 2010 along with reconciliation to net loss available to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended March 31, 2011	Three months ended March 31, 2010
Rental income and tenant recoveries:
“Same store” investment properties, 112 properties
Rental income	$26,955	26,854
Tenant recovery income	13,120	11,944
Other property income	425	364
“Other investment properties”
Rental income	2,560	1,342
Tenant recovery income	910	727
Other property income	38	15
Total rental and additional rental income	$44,008	41,246

Property operating expenses:
“Same store” investment properties, 112 properties
Property operating expenses	$8,277	7,663
Real estate tax expense	8,275	7,980
“Other investment properties”
Property operating expenses	804	380
Real estate tax expense	720	420
Total property operating expenses	$18,076	16,443

Property net operating income
“Same store” investment properties	$23,948	23,519
“Other investment properties”	1,984	1,284
Total property net operating income	$25,932	24,803

Other income:
Straight-line rents	495	50
Amortization of lease intangibles	18	(27)
Other income	706	2,470
Fee income from unconsolidated joint ventures	1,163	632
Loss from change in control of investment property	(690)	—
Gain on sale of joint venture interest	313	474

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiary	(121)	34
Bad debt expense	(1,185)	(2,073)
Depreciation and amortization	(12,435)	(10,055)
General and administrative expenses	(3,722)	(3,229)
Interest expense	(10,957)	(7,791)
Provision for asset impairment	—	(5,451)
Equity in loss of unconsolidated ventures	(359)	(2,576)

Loss from continuing operations	(842)	(2,739)
Income from discontinued operations	217	80
Net loss	(625)	(2,659)

Less: Net income attributable to the noncontrolling interest	(36)	(73)

Net loss available to common stockholders	$(661)	(2,732)

On a “same store” basis, (comparing the results of operations of the investment properties owned during the three months ended March 31, 2011 with the results of the same investment properties during the three months ended March 31, 2010), property net operating income increased $429 with total rental and additional rental income increasing $1,338 and total property operating expenses increasing $909.

Net loss available to common stockholders decreased $2,071 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

Rental income increased $101 on a “same store” basis, for the three months ended Mach 31, 2011, as compared to the three months ended March 31, 2010.  Total rental income increased $1,319, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, reflecting an increase in rental income from our “other investment properties.”  This increase is a result of investment properties acquired during the three months ended March 31, 2011 and the year ended December 31, 2010, including the change in control transactions related to Algonquin Commons and Orchard Crossing, and on properties owned through our joint venture with IPCC, while they were consolidated.

Tenant recovery income increased $1,176 on a “same store” basis, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to increases in property operating expenses and real estate tax expenses.  Additionally, the tenant recovery income increased due to an increase in “same store” financial occupancy, which results in the recovery of a higher percentage of property operating and real estate tax expenses.  Total tenant recovery income increased $1,359, for the three months ended March 31, 2011, as compared to the three months ending March 31, 2010, reflecting an increase in tenant recovery income on our “other investment properties.”

Property operating expenses increased $614 on a “same store” basis, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due primarily to increased snow removal costs.  Total property operating expenses increased $1,038, reflecting an increase costs incurred on our “other investment properties.”  This increase is a result of investment properties acquired during the three months ended March 31, 2011 and the year ended December 31, 2010, and on properties owned through our joint venture with IPCC, while they were consolidated.

Other income decreased $1,764 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.  This decrease is due to gains on sale related to securities sold during the three months ended March 31, 2010 and to income related to Orland Park Outlots.  During the three months ended March 31, 2010, we were granted possession of a vacant building at our Orland Park Place Outlots investment property.  Previously, we had a ground lease with a restaurant operator.  Upon default by the tenant, we added this building to our portfolio, according to the lease terms, resulting in income of $890.

Fee income from unconsolidated joint ventures increased $531 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.  This increase is due in most part to an increase in acquisition fees earned on sales of interests through our IPCC joint venture.

During the three months ended March 31, 2011, we recorded a loss from change in control of investment properties of $690 related to Orchard Crossing, a property previously owned through our joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”).  Prior to the change in control, this property was unconsolidated and we accounted for it under the equity method of accounting.

Bad debt expense decreased $888 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.  The decrease in bad debt expense is due to fewer tenant bankruptcies and tenant failures.  We periodically review the collectability of outstanding receivables.  Allowances are taken for those balances that we have reason to believe may be uncollectable, including any amounts relating to straight-line rent receivables.  Amounts deemed to be uncollectable are written off.

Depreciation and amortization increased $2,380, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to depreciation recorded on Algonquin Commons after the change in control transaction during 2010, and the write off of tenant improvement assets, as a result of early lease terminations.

Interest expense increased $3,166 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.  The increase is primarily due to an increase in interest of approximately $1,900 on our mortgages payable, which now includes Algonquin Commons, and approximately $1,100 on our unsecured credit facilities due to increased interest rates.  The weighted average interest rate on the unsecured credit facilities was 3.5% at March 31, 2011, as compared to 2.1% at March 31, 2010.

During the three months ended March 31, 2010, we recorded a provision for asset impairment of $5,451 related to one development joint venture project, to reflect the investment at fair value.  We did not record any such impairments during the three months ended March 31, 2011.

Equity in loss of unconsolidated joint ventures decreased $2,217 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.  The primary reason for this decrease is a decline in impairment charges recorded related to a development joint venture property during the three months ended March 31, 2010.  The total impairment loss recorded was $5,550 at the joint venture level.  Our pro rata share of this loss, equal to $2,498, is included in this item on the accompanying consolidated statements of operations and other comprehensive income.

Captive Insurance

We are a member of a limited liability company formed as an insurance association captive (the “Captive”), which is owned in equal proportions with three other REITs sponsored by an affiliate of The Inland Group, Inc. (“TIGI), Inland American Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland Diversified Real Estate Trust, Inc. and us.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of TIGI. The Captive was formed to initially insure/reimburse the members’ deductible obligations for the first $75 above the insured’s maintenance deductible of $10 of property insurance and $100 of general liability insurance.  We entered into the Captive to stabilize our insurance costs, manage our exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a VIE and we are not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.  We were not required to make additional capital contributions to this entity during the three months ended March 31, 2011 and the year ended December 31, 2010.  During the three months ended March 31, 2011, we received a return of equity in the amount of $63 related to the Captive.

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

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at March 31, 2011	Investment in and advances to unconsolidated joint ventures at March 31, 2011	Investment in and advances to unconsolidated joint ventures at December 31, 2010

IN Retail Fund LLC (a)	50%	$26,903	27,275
NARE/Inland North Aurora I, II & III (b)	45%	12,843	13,139
Oak Property and Casualty	25%	1,224	1,475
TMK/Inland Aurora Venture LLC (b)	40%	2,480	2,531
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC (c) (d)	85%	11,181	17,764
INP Retail LP (e)	55%	40,241	33,464
IRC/IREX Venture II LLC (f)	(g)	4,514	7,968

Investment in and advances to unconsolidated joint ventures		$99,386	103,616

(a)                                  Joint venture with New York State Teachers Retirement System (“NYSTRS”)

(b)                                 The profit/loss allocation percentage is allocated after the calculation of our preferred return.

(c)                                  Joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”)

(d)                                 We took control of PTI Ft Wayne, LLC in 2011, and the property is now consolidated.  There is no investment reflected in the current period.

(e)                                  Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(f)                                    Joint venture with Inland Private Capital Corporation (“IPCC”)

(g)                                 Our profit/loss allocation percentage varies based on the amount of interest we hold in the properties that are in the selling process.

Effective June 7, 2010, we formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  This joint venture may acquire up to $270,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets.  During the year ended December 31, 2010, PGGM contributed $20,000 of equity and we contributed four retail centers with an approximate gross value of $45,000 to the joint venture.  The equity contributed by PGGM is held in the joint venture and used as our equity contribution towards future acquisitions.  Additionally, the joint venture acquired two retail centers during the year ended December 31, 2010 with an approximate gross value of $41,000.  The joint venture agreement contemplates that we, subject to the conditions described in the governing joint venture documents being satisfied, we will contribute additional assets from our consolidated portfolio and PGGM will contribute additional equity to the venture as new acquisitions are identified.  During the three months ended March 31, 2011, the joint venture purchased Joffco Square.  In conjunction with this purchase, PGGM contributed approximately $4,800 to the joint venture, and we used approximately $5,800 of the proceeds from our initial contributions to the venture.  Additionally, during the three months ended March 31, 2011, we contributed an additional two retail centers with an approximate gross value of $18,000.  Under the terms of the agreement, PGGM’s potential equity contribution to the venture may total up to $130,000.  As of March 31, 2011, PGGM’s remaining commitment is approximately $90,000.  The joint venture expects to acquire additional assets using leverage consistent with our existing business plan during the next two years.  PGGM owns a forty-five percent equity ownership interest and we own a fifty-five percent interest in the venture.  We are the managing partner of the venture and earn fees for asset management, property management, leasing and other services provided to the venture.

During the three months ended March 31, 2011, we took control of Orchard Crossing, a property previously held through our joint venture with Pine Tree.  Prior to the change in control, we accounted for our investment in this property as an unconsolidated entity.

Our control of Orchard Crossing was accounted for as a business combination, which required us to record the assets and liabilities of Orchard Crossing at fair value.  We valued the property using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the property.  The initial accounting for the business combination has not been completed because the appraisal for the property has not yet been received.  We estimated fair value of the debt by discounting the future cash flows of the instrument at a rate currently offered for similar debt instruments.  This consolidation resulted in a loss to us of $690 which is reflected as loss from change in control of investment properties on the accompanying consolidated statements of operations and other comprehensive income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Orchard Crossing business combination:

Investment properties	$20,127
Other assets	838
Total assets acquired	$20,965
Mortgages payable	14,800
Other liabilities	294
Net assets acquired	$5,871

The following table summarizes the investment in Orchard Crossing.

Investments in and advances to unconsolidated joint ventures at December 31, 2010	$6,597
Investments in and advances to unconsolidated joint ventures 2011 activity	(61)
Loss from change in control of investment properties	(690)
Closing credits	25
Net assets acquired at February 1, 2011	$5,871

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

During the three months ended March 31, 2011, our joint venture with IPCC acquired one investment property.  During the three months ended March 31, 2011 and 2010, we earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  We previously agreed to temporarily reduce the management fees that may be charged on the Bank of America properties, with the intention that the fees would be reinstated gradually over the next two to three years.  These properties are completely sold and we continue to receive the reduced fee, until the fees are completely reinstated beginning in January 2013.  Additionally, in conjunction with the sales, we recorded gains of approximately $313 and $474, for the three months ended March 31, 2011 and 2010, respectively, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

Our proportionate share of the earnings or losses from these ventures is reflected as equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, we earn fees for providing property management, leasing and acquisition activities to these ventures.  We recognize fee income equal to our joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income.  During the three months ended March 31, 2011 and 2010, we earned $1,163 and $632, respectively, in fee income from our unconsolidated joint ventures.  This fee income fluctuated due in most part to acquisition fees related to sales on properties sold through our joint venture with IPCC.  Acquisition fees are earned on the IPCC joint venture properties as the interests are sold to the investors.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by us are not recorded as discontinued operations because of our continuing involvement with these shopping centers.  Differences between our investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture’s property assets.  During the three months ended March 31, 2011 and 2010 we recorded $466 and $366, respectively, of amortization of this basis difference.

The unconsolidated joint ventures had total outstanding debt in the amount of $303,789 (total debt, not our pro rata share) at March 31, 2011 that matures as follows:

Joint Venture Entity	2011 (a)	2012	2013	2014	2015	Thereafter	Total

IN Retail Fund LLC	$55,277	47,300	33,675	11,795	22,000	—	170,047
NARE/Inland North Aurora I (b)	17,469	—	—	—	—	—	17,469
NARE/Inland North Aurora II	3,549	—	—	—	—	—	3,549
NARE/Inland North Aurora III	13,819	—	—	—	—	—	13,819
PDG/Tuscany Village Venture (c)	9,052	—	—	—	—	—	9,052
PTI Boise LLC (d)	—	2,700	—	—	—	—	2,700
PTI Westfield LLC (e)	7,350	—	—	—	—	—	7,350
TDC Inland Lakemoor LLC (f)	—	22,105	—	—	—	—	22,105
INP Retail LP	—	—	—	—	5,800	32,590	38,390
IRC/IREX Venture II LLC	—	—	—	—	—	19,308	19,308

Total unconsolidated joint venture debt	$106,516	72,105	33,675	11,795	27,800	51,898	303,789

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

(d)   This loan matures in October 2012.  In September 2009, we purchased the mortgage from the lender at a discount and became a lender to the joint venture.

(e)   This loan matures in December 2011.  We have guaranteed approximately $1,200 of this outstanding loan.

(f)    This loan matures in October 2012.  We have guaranteed approximately $9,000 of this outstanding loan.

We have guaranteed approximately $11,300 of unconsolidated joint venture debt as of March 31, 2011.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  We would be required to make payments related to these guarantees upon the default of any of the provisions in the loan documents, unless the default is otherwise waived.  We are required to estimate the fair value of these guarantees and record a corresponding liability.  We have determined that the fair value of such guarantees are immaterial as of March 31, 2011 and have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

When circumstances indicate there may have been a loss in value of an equity method investment, we evaluate the investment for impairment by estimating our ability to recover our investments from future expected cash flows. If we determine the loss in value is other than temporary, we will recognize an impairment charge to reflect the investment at fair value.  During the three months ended March 31, 2010, a total impairment loss of $5,550, related to NARE/Inland North Aurora I, was recorded at the joint venture level.  Our pro rata share of this loss, equal to $2,498, is included in equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, during the three months ended March 31, 2010, we recorded an impairment loss of $5,451 related to PDG/Tuscany Village Venture to reflect the investment at fair value.  This amount is included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.  No impairment adjustments were required during the three months ended March 31, 2011.

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

The projects considered active projects are Savannah Crossing in Aurora, Illinois, North Aurora Phase I in North Aurora, Illinois, and Southshore Shopping Center in Boise, Idaho.  Construction is essentially complete at Savannah Crossing and Southshore Shopping Center is a redevelopment of an existing building.

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

Non-GAAP Financial Measures

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental measure to compare our performance and operations to other REITs.  Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives payable by us to certain executives, based on our performance.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.  The following table reflects our FFO for the periods presented, reconciled to net loss available to common stockholders for these periods:

	Three months ended March 31, 2011	Three months ended March 31, 2010

Net loss available to common stockholders	$(661)	(2,732)
Gain on sale of investment property	(197)	—
Loss from change in control of investment property	690	—
Equity in depreciation and amortization of unconsolidated joint ventures	3,263	3,600
Amortization on in-place lease intangibles	1,452	565
Amortization on leasing commissions	337	274
Depreciation, net of noncontrolling interest	10,597	9,320

Funds From Operations available to common stockholders	$15,481	11,027

Net loss available to common stockholders per weighted average common share — basic and diluted	$(0.01)	(0.03)

Funds From Operations available to common stockholders, per weighted average common share — basic and diluted	$0.18	0.13

Weighted average number of common shares outstanding, basic and diluted	87,858	85,346

Distributions declared	$12,557	12,173
Distributions per common share	$0.14	0.14

Items impacting FFO:

Provision for asset impairment	—	5,451
Provision for asset impairment included in equity in loss of unconsolidated joint ventures	—	2,498
Tax benefit related to current impairment charges, net of valuation allowance	—	147
Other non-cash adjustments	423	—

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

	Three months ended March 31, 2011	Three months ended March 31, 2010

Loss from continuing operations	$(842)	(2,739)
Loss from change in control of investment property	690	—
Net income attributable to noncontrolling interest	(36)	(73)
Income tax (benefit) expense of taxable REIT subsidiary	121	(34)
Income from discontinued operations, excluding gains	20	80
Interest expense	10,957	7,791
Interest expense associated with discontinued operations	—	148
Interest expense associated with unconsolidated joint ventures	2,024	2,906
Depreciation and amortization	12,435	10,055
Depreciation and amortization associated with discontinued operations	4	195
Depreciation and amortization associated with unconsolidated joint ventures	3,263	3,600

EBITDA available to common stockholders	$28,636	21,929

Total Interest Expense	$12,981	10,845

EBITDA: Interest Expense Coverage Ratio	$2.2 x	2.0 x

Items impacting EBITDA

Provision for asset impairment	—	5,451
Provision for asset impairment included in equity in loss of unconsolidated joint ventures	—	2,498
Other non-cash adjustments	423	—

Subsequent Events

On April 13, 2011, our joint venture with IPCC purchased a portfolio of sixteen net leased properties from an unaffiliated third party for approximately $46,900.  Simultaneously with the closing, the joint venture obtained secured financing on this portfolio in the amount of $24,700.  We funded the remaining purchase price on behalf of the joint venture, using cash on hand and a draw on our line of credit.  IPCC will be syndicating the properties in two separate offerings.

On April, 18, 2011, we paid a cash distribution of $0.0475 per share on the outstanding shares of our common stock to stockholders of record at the close of business on March 31, 2011.

On April 18, 2011, we announced that we had declared a cash distribution of $0.0475 per share on the outstanding shares of our common stock.  This distribution is payable on May 17, 2011 to the stockholders of record at the close of business on May 2, 2011.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

	2011 (a) (b)	2012 (a)	2013 (c)	2014 (d)	2015	Thereafter	Total	Fair Value (e)

Fixed rate debt	$146,277	58,868	4,171	163,965 (g)	20,777	138,825	532,883	547,851
Weighted average interest rate	4.57%	5.22%	—	5.27%	6.50%	5.64%	5.22%	—

Variable rate debt	$15,146	33,741 (f)	190,000	6,200	—	—	245,087	226,355
Weighted average interest rate	4.26%	4.34%	3.50%	0.63%	—	—	3.59%	—

(a)   Approximately $78,600 of our mortgages payable mature prior to April 2012.  We will soon be in discussions with the various lenders to refinance this maturing debt or will repay the debt using draws on our unsecured line of credit facility.  If our attempts to refinance are successful, we anticipate that the average rates on the new borrowings could be approximately 100 to 200 basis points above the average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance we will be able to complete these borrowings

(b)   Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $80,785.  The consolidated balance sheets are presented net of a fair value adjustment of $2,427.

(c)   Included in the debt maturing during 2013 are our unsecured credit facilities, totaling $190,000.  After the amendments completed in March 2011, we pay interest only during the term of these facilities at a variable rate equal to either 325 basis points over LIBOR or 225 basis points over the Alternate Base Rate, in effect at the time of the borrowing.  As of March 31, 2011, the weighted average interest rate on outstanding draws on the line of credit facility was 3.52%, and the interest rate on the term loan was 3.50%.  These credit facilities require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2011, we were in compliance with these financial covenants.

(d)   Included in the debt maturing in 2014 is our convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets are presented net of a fair value adjustment of $1,699.

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

(g)   We have guaranteed a mortgage for $19,100 and we would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document, unless the default is otherwise waived.

The table above does not reflect indebtedness incurred after March 31, 2011.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness, fixed rate debt that matures and needs to be refinanced and hedging strategies used to reduce the impact of any increases in rates.

At March 31, 2011, approximately $245,087, or 32%, of our debt has variable interest rates averaging 3.59%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $153 for the three months ended March 31, 2011.

Equity Price Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices is a result of our investment in securities.  At March 31, 2011, our investment in securities, classified as available for sale, totaled $9,990.  The carrying values of investments in securities subject to equity price risks are based on quoted market prices as of the date of the consolidated balance sheets.  Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  Fluctuation in the market price of a security may result from any number of factors including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments and general market conditions.  Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.  We do not engage in derivative or other hedging transactions to manage our equity price risk.

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

Based on management’s evaluation as of March 31, 2011, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Second Amendment to Amended and Restated Term Loan Agreement dated as of March 11, 2011, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent and the Lenders. (5)

10.2

Second Amendment to Fourth Amended and Restated Credit Agreement dated as of March 11, 2011, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent and the Lenders. (6)

10.3	Employment Agreement between Inland Real Estate Corporation and Mark E. Zalatoris, effective as of January 1, 2011 (7)

10.4	Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2011 (8)

10.5	Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2011 (9)

10.6	Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2011 (10)

10.7	Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2011 (11)

10.8	First Amendment to the Limited Liability Company Agreement of IRC - IREX Venture II, L.L.C. dated as of January 1, 2011 (12)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2011, filed with the Securities and Exchange Commission on May 9, 2011, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (13)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

(2)

Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated April 23, 2010, as filed by the Registrant with the Securities and Exchange Commission on April 23, 2010 (file number 001-32185).

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

(5)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011 (file number 001-32185).

(6)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011 (file number 001-32185).

(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011 (file number 001-32185).

(8)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011 (file number 001-32185).

(9)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011 (file number 001-32185).

(10)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011 (file number 001-32185).

(11)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011 (file number 001-32185).

(12)

Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on February 28, 2011 (file number 001-32185).

(13)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(*)	Filed as part of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris
President and Chief Executive Officer (principal
executive officer)
Date:	May 5, 2011

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	May 5, 2011

Exhibit Index

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (2)

4.1	Specimen Stock Certificate (3)

4.2	Dividend Reinvestment Plan of the Registrant (4)

10.1

Second Amendment to Amended and Restated Term Loan Agreement dated as of March 11, 2011, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent and the Lenders. (5)

10.2

Second Amendment to Fourth Amended and Restated Credit Agreement dated as of March 11, 2011, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent and the Lenders. (6)

10.3	Employment Agreement between Inland Real Estate Corporation and Mark E. Zalatoris, effective as of January 1, 2011 (7)

10.4	Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2011 (8)

10.5	Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2011 (9)

10.6	Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2011 (10)

10.7	Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2011 (11)

10.8	First Amendment to the Limited Liability Company Agreement of IRC - IREX Venture II, L.L.C. dated as of January 1, 2011 (12)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2011, filed with the Securities and Exchange Commission on May 9, 2011, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (13)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

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

(5)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011 (file number 001-32185)

(6)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011 (file number 001-32185)

(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011 (file number 001-32185).

(8)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011 (file number 001-32185).

(9)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011 (file number 001-32185).

(10)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011 (file number 001-32185).

(11)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011 (file number 001-32185).

(12)

Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on February 28, 2011 (file number 001-32185).

(13)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(*)	Filed as part of this document.