Form 10-Q
period 2011-06-30
INLAND REAL ESTATE CORP
filed 2011-08-09
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 3, 2011, there were 88,857,252 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION

Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

(In thousands, except per share data)

	June 30, 2011 (unaudited)	December 31, 2010
Assets:
Investment properties:
Land	$358,822	345,637
Construction in progress	1,964	142
Building and improvements	1,029,170	999,723

	1,389,956	1,345,502
Less accumulated depreciation	338,240	326,546

Net investment properties	1,051,716	1,018,956

Cash and cash equivalents	7,867	13,566
Investment in securities	13,291	10,053
Accounts receivable, net	39,836	37,755
Investment in and advances to unconsolidated joint ventures	86,204	103,616
Acquired lease intangibles, net	41,894	38,721
Deferred costs, net	19,311	17,041
Other assets	13,275	15,133

Total assets	$1,273,394	1,254,841

Liabilities:
Accounts payable and accrued expenses	$38,824	34,768
Acquired below market lease intangibles, net	13,512	10,492
Distributions payable	4,218	4,139
Mortgages payable	498,142	483,186
Unsecured credit facilities	225,000	195,000
Convertible notes	111,091	110,365
Other liabilities	15,480	18,898

Total liabilities	906,267	856,848

Stockholders’ Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value, 500,000 Shares authorized; 88,834 and 87,838 Shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	888	878
Additional paid-in capital (net of offering costs of $65,622 and $65,322 at June 30, 2011 and December 31, 2010, respectively)	783,956	775,348
Accumulated distributions in excess of net income	(416,417)	(379,485)
Accumulated other comprehensive income (expense)	(453)	1,148

Total stockholders’ equity	367,974	397,889

Noncontrolling interest	(847)	104

Total equity	367,127	397,993

Total liabilities and equity	$1,273,394	1,254,841

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Balance Sheets (continued)

June 30, 2011 and December 31, 2010

(In thousands, except per share data)

The following table presents certain assets and liabilities of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheet above as of June 30, 2011.  The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation.

	June 30, 2011 (unaudited)	December 31, 2010
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Investment properties:
Land	$23,413	7,292
Building and improvements	47,551	22,283

	70,964	29,575
Less accumulated depreciation	311	237

Net investment properties	70,653	29,338

Acquired lease intangibles, net	10,421	5,450
Other assets	135	403

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$81,209	35,191

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Acquired below market lease intangibles, net	$2,477	—
Mortgages payable	46,351	19,353
Other liabilities	428	615

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$49,256	19,968

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Operations and Other Comprehensive Income

For the three and six months ended June 30, 2011 and 2010 (unaudited)

(In thousands except per share data)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Revenues:
Rental income	$30,981	28,711	61,009	56,911
Tenant recoveries	9,915	9,436	23,944	22,103
Other property income	503	588	967	968
Fee income from unconsolidated joint ventures	1,338	876	2,500	1,507
Total revenues	42,737	39,611	88,420	81,489

Expenses:
Property operating expenses	6,407	6,116	16,672	16,228
Real estate tax expense	7,989	8,538	16,984	16,937
Depreciation and amortization	12,963	10,151	25,398	20,201
Provision for asset impairment	5,223	12,540	5,223	17,991
General and administrative expenses	3,757	3,597	7,480	6,827
Total expenses	36,339	40,942	71,757	78,184

Operating income (loss)	6,398	(1,331)	16,663	3,305

Other income	1,055	962	1,761	3,432
Loss from change in control of investment property	—	—	(1,400)	—
Gain on sale of joint venture interest	240	1,536	553	2,010
Interest expense	(11,078)	(6,997)	(22,034)	(14,784)
Loss before income tax benefit (expense) of taxable REIT subsidiaries, equity in loss of unconsolidated joint ventures and discontinued operations	(3,385)	(5,830)	(4,457)	(6,037)

Income tax benefit (expense) of taxable REIT subsidiaries	1,067	(655)	946	(621)
Equity in loss of unconsolidated joint ventures	(7,975)	(1,023)	(8,334)	(3,599)
Loss from continuing operations	(10,293)	(7,508)	(11,845)	(10,257)
Income from discontinued operations	5	661	222	751
Net loss	(10,288)	(6,847)	(11,623)	(9,506)

Less: Net income attributable to the noncontrolling interest	(30)	(89)	(66)	(162)
Net loss available to common stockholders	(10,318)	(6,936)	(11,689)	(9,668)

Other comprehensive expense:
Unrealized gain (loss) on investment securities	(178)	(185)	216	793
Reversal of unrealized gain to realized gain on investment securities	(779)	(713)	(1,162)	(1,543)
Unrealized gain (loss) on derivative instruments	(1,592)	—	(655)	61

Comprehensive loss	$(12,867)	(7,834)	(13,290)	(10,357)

Basic and diluted earnings available to common shares per weighted average common share:

Loss from continuing operations	$(0.12)	(0.09)	(0.13)	(0.12)
Income from discontinued operations	—	0.01	—	0.01
Net loss available to common stockholders per weighted average common share — basic and diluted	$(0.12)	(0.08)	(0.13)	(0.11)

Weighted average number of common shares outstanding — basic and diluted	88,656	85,419	88,259	85,383

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Equity

For the six months ended June 30, 2011 (unaudited)

(Dollars in thousands, except per share data)

Six months ended June 30, 2011
Number of shares
Balance at beginning of period	87,838
Shares issued from DRP	140
Exercise of stock options	1
Issuance of shares	855
Balance at end of period	88,834

Common Stock
Balance at beginning of period	$878
Proceeds from DRP	2
Issuance of shares	8
Balance at end of period	888

Additional Paid-in capital
Balance at beginning of period	775,348
Proceeds from DRP	1,270
Deferred stock compensation	(231)
Amortization of debt issue costs	22
Exercise of stock options	9
Issuance of shares	7,838
Offering costs	(300)
Balance at end of period	783,956

Accumulated distributions in excess of net income
Balance at beginning of period	(379,485)
Net loss available to common stockholders	(11,689)
Distributions declared	(25,243)
Balance at end of period	(416,417)

Accumulated other comprehensive income (expense)
Balance at beginning of period	1,148
Unrealized gain on investment securities	216
Reversal of unrealized gain to realized gain on investment securities	(1,162)
Unrealized loss on derivative instruments	(655)
Balance at end of period	(453)

Noncontrolling interest
Balance at beginning of period	104
Net income attributable to noncontrolling interest	66
Contributions from noncontrolling interest	25
Purchase of noncontrolling interest	(735)
Distributions to noncontrolling interest	(307)
Balance at end of period	(847)

Total equity	$367,127

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2011 and 2010 (unaudited)

(In thousands)

	Six months ended June 30,2011	Six months ended June 30, 2010
Cash flows from operating activities:
Net loss	$(11,623)	(9,506)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for asset impairment	5,223	17,991
Depreciation and amortization	25,586	20,823
Amortization of deferred stock compensation	(231)	144
Amortization on acquired above/below market leases	(257)	67
Gain on sale of investment properties	(197)	(521)
Income from assumption of investment property	—	(890)
Loss from change in control of investment property	1,400	—
Realized gain on investment securities, net	(1,234)	(1,681)
Equity in loss of unconsolidated ventures	8,334	3,599
Gain on sale of joint venture interest	(553)	(2,010)
Straight line rent	(846)	(472)
Amortization of loan fees	1,904	722
Amortization of convertible note discount	726	701
Distributions from unconsolidated joint ventures	680	628
Changes in assets and liabilities:
Restricted cash	1,157	71
Accounts receivable and other assets, net	(1,793)	1,654
Accounts payable and accrued expenses	(135)	2,468
Prepaid rents and other liabilities	(1,637)	(1,247)
Net cash provided by operating activities	26,504	32,541

Cash flows from investing activities:
Restricted cash	—	204
Proceeds from sale of interest in joint venture, net	28,334	13,270
(Purchase) sale of investment securities, net	(2,950)	2,410
Purchase of investment properties	(99,756)	(28,796)
Additions to investment properties, net of accounts payable	(16,066)	(7,252)
Proceeds from sale of investment properties, net	2,124	805
Proceeds from change in control of investment properties	499	—
Distributions from unconsolidated joint ventures	3,577	4,315
Investment in unconsolidated joint ventures	(1,914)	(2,787)
Leasing fees	(2,451)	(1,370)
Net cash used in investing activities	(88,603)	(19,201)

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows (continued)

For the six months ended June 30, 2011 and 2010 (unaudited)

(In thousands)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash flows from financing activities:
Proceeds from the DRP	$1,272	1,312
Proceeds from exercise of options	9	—
Issuance of shares, net of offering costs	7,546	6,596
Purchase of noncontrolling interest, net	(710)	(10)
Loan proceeds	78,991	20,535
Payoff of debt	(34,542)	(88,244)
Proceeds from term loan	—	10,000
Proceeds from the unsecured line of credit facility	71,425	90,000
Repayments on the unsecured line of credit facility	(41,425)	(25,000)
Loan fees	(2,466)	(4,951)
Distributions paid	(25,164)	(24,311)
Distributions to noncontrolling interest partners	(307)	(366)
Other current liabilities	1,771	—
Net cash provided by (used in) financing activities	56,400	(14,439)

Net decrease in cash and cash equivalents	(5,699)	(1,099)

Cash and cash equivalents at beginning of period	13,566	6,719

Cash and cash equivalents at end of period	$7,867	5,620

Supplemental disclosure of cash flow information

Cash paid for interest	$18,445	13,080

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements

June 30, 2011 (unaudited)

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

Certain reclassifications were made to the 2010 financial statements to conform to the 2011 presentation but have not changed the results for 2010.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2011 (unaudited)

Recent Accounting Principles

The Financial Accounting Standards Board (“FASB”) issued ASU 2011-05 aimed at increasing the prominence of other comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income.  The ASU eliminates the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity.  However, the amendments do not change what items are reported in other comprehensive income or the U.S. GAAP requirement to report reclassification of items from other comprehensive income to net income on the face of the financial statements.  The ASU requires retrospective application.  The guidance will be required to be implemented by the Company beginning January 1, 2012.  Management does not anticipate that the impact of this pronouncement will have a significant impact on the financial statements as it is aimed at providing additional information and enhancing presentation and disclosure.

(2)                                 Investment Securities

At June 30, 2011 and December 31, 2010, investment in securities includes $12,291 and $9,053, respectively, of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value and $1,000 in each period of preferred securities that are recorded at cost.  The Company determined that these securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  The Company has recorded an accumulated net unrealized gain of $2,295 and $3,240 on the accompanying consolidated balances sheets as of June 30, 2011 and December 31, 2010, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the three and six months ended June 30, 2011 resulted in gains on sale of $779 and $1,234, respectively, and during the three and six months ended June 30, 2010, these gains were $639 and $1,681, respectively.  These gains are included in other income in the accompanying consolidated statements of operations and other comprehensive income.  Dividend income is recognized when received.

The Company evaluates its investments for impairment quarterly.  The Company’s policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary.  No impairment losses were required or recorded for the three and six months ended June 30, 2011 and 2010.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$3,353	(129)	—	—	3,353	(129)

Non-REIT Stock	$—	—	—	—	—	—

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2011 (unaudited)

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at June 30, 2011	Investment in and advances to unconsolidated joint ventures at June 30, 2011	Investment in and advances to unconsolidated joint ventures at December 31, 2010

IN Retail Fund LLC (a)	50%	$25,600	27,275
NARE/Inland North Aurora I, II & III (b)	45%	—	13,139
Oak Property and Casualty	25%	1,255	1,475
TMK/Inland Aurora Venture LLC (b)	40%	2,418	2,531
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC (c) (d)	85%	11,155	17,764
INP Retail LP (e)	55%	44,878	33,464
IRC/IREX Venture II LLC (f)	(g)	898	7,968

Investment in and advances to unconsolidated joint ventures		$86,204	103,616

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

(e)          Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(f)            Joint venture with Inland Private Capital Corporation (“IPCC”)

(g)         The Company’s profit/loss allocation percentage varies based on the ownership interest it holds in the entity that owns a particular property that is in the process of selling ownership interests to outside investors.

Effective June 7, 2010, the Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  This joint venture may acquire up to $270,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets.  The equity contributed by PGGM is held in the joint venture and used as the Company’s equity contribution towards future acquisitions.  The joint venture agreement contemplates that, subject to the satisfaction of the conditions described in the governing joint venture documents, the Company will contribute additional assets from its consolidated portfolio and PGGM will contribute additional equity to the venture as new acquisitions are identified.  Under the terms of the agreement, PGGM’s potential equity contribution to the venture may total up to $130,000.  As of June 30, 2011, PGGM’s remaining commitment is approximately $78,000.  The joint venture expects to acquire additional assets using leverage consistent with its existing business plan during the next two years.  The table below presents investment property contributions to and acquisitions by the joint venture during the six months ended June 30, 2011 and the year ended December 31, 2010.

Date	Property	City	State	Gross Value	PGGM’s Contributed Equity	Company’s Contributed Equity

06/02/11	Village Ten Center (a)	Coon Rapids	MN	$14,569	$2,921	$—
06/02/11	Red Top Plaza (b)	Libertyville	IL	19,762	8,835	10,798
03/08/11	The Shops of Plymouth (a)	Plymouth	MN	9,489	1,937	—
03/01/11	Byerly’s Burnsville (a)	Burnsville	MN	8,170	3,685	—
01/11/11	Joffco Square (b)	Chicago	IL	23,800	4,843	5,784
10/25/10	Diffley Marketplace (b)	Eagan	MN	11,861	2,712	3,315
08/31/10	The Point at Clark (b)	Chicago	IL	28,816	6,464	7,905
07/01/10	Cub Foods (a)	Arden Hills	MN	10,358	4,664	—
07/01/10	Shannon Square Shoppes (a)	Arden Hills	MN	5,465	2,464	—
07/01/10	Woodland Commons (a)	Buffalo Grove	IL	23,340	10,405	—
07/01/10	Mallard Crossing (a)	Elk Grove Village	IL	6,163	2,727	—

				$161,793	$51,657	$27,802

(a)                                  These properties were contributed to the joint venture by the Company.

(b)                                 These properties were acquired by the joint venture.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2011 (unaudited)

As properties are contributed to the Company’s joint venture with PGGM, the net assets are removed from the consolidated financial statements.  The table below reflects those properties that became unconsolidated during the six months ended June 30, 2011.

Net investment properties	$(24,137)
Acquired lease intangibles, net	(606)
Deferred costs, net	(367)
Other assets	(695)
Mortgages payable	13,500
Acquired below market lease intangibles, net	294
Other liabilities	2
Net assets contributed	$(12,009)

PGGM owns a forty-five percent equity ownership interest and the Company owns a fifty-five percent interest in the venture.  The Company is the managing partner of the venture, responsible for the day-to-day activities and earns fees for asset management, property management, leasing and other services provided to the venture.  The Company determined that this joint venture was not a VIE because it did not meet the VIE criteria.  Both partners have the ability to participate in major decisions, as detailed in the joint venture agreement, and therefore, neither partner is deemed to have control of the joint venture.  Therefore, this joint venture is unconsolidated and accounted for using the equity method of accounting.

In February 2011, the Company took control of Orchard Crossing, a property previously held through its joint venture with Pine Tree.  Prior to the change in control, the Company accounted for its investment in this property as an unconsolidated entity.

The Company’s control of Orchard Crossing was accounted for as a business combination, which required the Company to record the assets and liabilities of Orchard Crossing at fair value, which was derived using level three inputs.  The Company originally valued the property using an internally prepared discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the property.  The allocation of the fair value to the assets acquired in the business combination was not completed during first quarter because the appraisal for the property had not yet been finalized.  The Company estimated fair value of the debt by discounting the future cash flows of the instrument at a rate currently offered for similar debt instruments.

During the three months ended June 30, 2011, the Company received the final appraisal and the value was lower than the Company had previously estimated due to differences in assumptions.  As a result, the Company retrospectively adjusted the fair value of the property at the acquisition date. The adjustment to reduce the fair value resulted in a total loss recorded for this transaction of $1,400 which was recorded in the first quarter.  Additionally, the Company recorded an adjustment to increase depreciation expense for first quarter by $5.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investment properties	$19,800
Other assets	299
Total assets acquired	20,099

Mortgages payable	14,800
Other liabilities	294

Net assets acquired	$5,005

The following table summarizes the investment in Orchard Crossing.

Investments in and advances to unconsolidated joint ventures at December 31, 2010	$6,597
Investments in and advances to unconsolidated joint ventures 2011 activity	(217)
Loss from change in control of investment properties	(1,400)
Closing credits	25
Net assets acquired at February 1, 2011	$5,005

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2011 (unaudited)

In April 2009, Inland Exchange Venture Corporation (“IEVC”), a taxable REIT subsidiary (“TRS”) of the Company, entered into a limited liability company agreement with IPCC, a wholly-owned subsidiary of The Inland Group, Inc. (“TIGI”) that was formerly known as Inland Real Estate Exchange Corporation.  The resulting joint venture was formed to continue the Company’s joint venture relationship with IPCC that began in 2006 and to provide replacement properties for investors wishing to complete a tax-deferred exchange through private placement offerings, using properties made available to the joint venture by IEVC.  These offerings are structured to sell tenant-in-common (“TIC”) interests or Delaware Statutory Trust (“DST”) interests, together the “ownership interests,” in the identified property.  The Company executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  IEVC coordinates the joint venture’s acquisition, property management and leasing functions, and earns fees for providing these services to the joint venture.  The Company will continue to earn property management and leasing fees on all properties acquired for this venture, including after all interests have been sold to the investors.

Prior to the sale of any ownership interests, the joint venture owns 100% of the ownership interests and therefore upon initial acquisition of the property, the joint venture consolidates the property.  At the time of sale of the ownership interests, all risks and rewards of the ownership interest are transferred to the purchaser.  Since the property is then owned by undivided interests, the property is subject to joint control and therefore should be accounted for under the equity method of accounting (unconsolidated) once there is more than one undivided interest.  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures until all ownership interests have been sold.  The table below reflects those properties that became unconsolidated during the six months ended June 30, 2011.

Net investment properties	$(38,107)
Acquired lease intangibles, net	(5,643)
Mortgages payable	24,062
Net change to investment in and advances to unconsolidated joint ventures at June 30, 2011	$(19,688)

During the six months ended June 30, 2011, the joint venture with IPCC acquired 22 investment properties, to be syndicated in two separate offerings.  During the three and six months ended June 30, 2011 and 2010, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales, the Company recorded gains of approximately $240 and $553 for the three and six months ended June 30, 2011, respectively, as compared to $1,536 and $2,010 for the three and six months ended June 30, 2010.  These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

The Company’s proportionate share of the earnings or losses related to its unconsolidated joint ventures is reflected as equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income.  During the three and six months ended June 30, 2011, the Company earned $1,338 and $2,500, respectively, in fee income from its unconsolidated joint ventures, as compared to $876 and $1,507 for the three and six months ended June 30, 2010, respectively.  This fee income increased due in most part to acquisition fees related to sales on properties sold through the Company’s joint venture with IPCC.  Acquisition fees are earned on the IPCC joint venture properties as the interests are sold to the investors.  Additionally, the fee income increased due to an increase in management fees on an increased number of properties in unconsolidated joint ventures.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2011 (unaudited)

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company’s continuing involvement with these investment properties.  Differences between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture’s property assets.  During the three and six months ended June 30, 2011, the Company recorded $500 and $967 respectively, of amortization of this basis difference, as compared to $366 and $733 during the three and six months ended June 30, 2010, respectively.

The unconsolidated joint ventures had total outstanding debt in the amount of $322,626 (total debt, not the Company’s pro rata share) at June 30, 2011 that matures as follows:

Joint Venture Entity	2011 (a)	2012	2013	2014	2015	Thereafter	Total

IN Retail Fund LLC	$46,634	47,300	33,509	11,759	22,000	8,000	169,202
NARE/Inland North Aurora I (b)	17,469	—	—	—	—	—	17,469
NARE/Inland North Aurora II	3,549	—	—	—	—	—	3,549
NARE/Inland North Aurora III	13,819	—	—	—	—	—	13,819
PDG/Tuscany Village Venture (c)	9,052	—	—	—	—	—	9,052
PTI Boise LLC (d)	—	2,700	—	—	—	—	2,700
PTI Westfield LLC (e)	7,350	—	—	—	—	—	7,350
TDC Inland Lakemoor LLC (f)	—	22,105	—	—	—	—	22,105
INP Retail LP	—	—	—	—	5,800	40,890	46,690
IRC/IREX Venture II LLC	—	—	—	—	—	30,690	30,690

Total unconsolidated joint venture debt	$97,873	72,105	33,509	11,759	27,800	79,580	322,626

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

The Company has guaranteed approximately $11,300 of unconsolidated joint venture debt as of June 30, 2011. The guarantees on three mortgage loans are in effect for the entire term of each respective loan as set forth in the loan documents.  The Company is required to pay on a guarantee upon the default of any of the provisions in the respective loan documents, unless the default is otherwise waived.  The Company is required to estimate the fair value of these guarantees and, if material, record a corresponding liability.  The Company has determined that the fair value of such guarantees are immaterial as of June 30, 2011 and accordingly has not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the property at its fair value, which was derived using level three inputs.  The following impairment losses were recorded at the joint venture entity level during the three and six months ended June 30, 2011 and 2010:

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2011 (unaudited)

Joint Venture Entity	Three months ended June 30, 2011		Three months ended June 30, 2010	Six months ended June 30, 2011		Six months ended June 30, 2010

NARE/Inland North Aurora I	$7,371		—	7,371		5,550
NARE/Inland North Aurora II	1,200		—	1,200		—
NARE/Inland North Aurora III	8,816		—	8,816		—

	$17,387	(a)	—	17,387	(a)	5,550	(b)

(a)                                  The Company’s pro rata share of this loss, equal to $7,824, is included in equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.

(b)                                 The Company’s pro rata share of this loss, equal to $2,498, is included in equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.

Additionally, during the three and six months ended June 30, 2011 and 2010, the Company determined that, based on the fair value of the related properties, the investments in certain development joint ventures were not recoverable.  Therefore, the following impairment losses were recorded to reflect the investments at fair value, which were derived using level three inputs and are included in provision for asset impairment for the three and six months ended June 30, 2011 and 2010 on the accompanying consolidated statements of operations and other comprehensive income.

Joint Venture Entity	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

NARE/Inland North Aurora I	$382	3,933	382	3,933
NARE/Inland North Aurora II	1,535	1,500	1,535	1,500
NARE/Inland North Aurora III	3,306	2,584	3,306	2,584
PDG/Tuscany Village Venture LLC	—	1,356	—	6,807
TDC Inland Lakemoor LLC	—	3,167	—	3,167

	$5,223	12,540	5,223	17,991

Summarized financial information for the unconsolidated joint ventures is as follows:

Balance Sheet:	June 30, 2011	December 31, 2010

Assets:
Investment in real estate, net	$582,888	506,809
Other assets	57,784	61,243

Total assets	$640,672	568,052

Liabilities:
Mortgage payable	$322,626	281,496
Other liabilities	45,995	44,976

Total liabilities	368,621	326,472

Total equity	272,051	241,580

Total liabilities and equity	$640,672	568,052

Investment in and advances to unconsolidated joint ventures	$86,204	103,616

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2011 (unaudited)

Statement of Operations:	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

Total revenues	$16,718	15,478	33,561	34,149
Total expenses (a)	(35,420)	(19,201)	(52,973)	(45,133)

Loss from continuing operations	$(18,702)	(3,723)	(19,412)	(10,984)

Inland’s pro rata share of loss from continuing operations (b)	$(7,975)	(1,023)	(8,334)	(3,599)

(a)                                  Total expenses include impairment charges in the amount of $17,387 for the three and six months ended June 30, 2011and $5,550 for the six months ended June 30, 2010.  No impairment charges were required or recorded during the three months ended June 30, 2010.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at June 30, 2011 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Description

Available for sale securities	$12,291	—		—

Total assets	$12,291	—		—

Derivative interest rate instruments liabilities	$—	2,747	(a)	—
Variable rate debt	—	—		264,119
Fixed rate debt	—	—		580,953

Total liabilities	$—	2,747		845,072

(a)          The Company entered into this interest rate swap as a requirement under a mortgage loan closed in 2010.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2011 (unaudited)

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders.  The Company has not elected the fair value option with respect to its debt.  The disclosure is included to provide information regarding the inputs used to determine the fair value of the outstanding debt, in accordance with existing accounting guidance and is not presented in the accompanying consolidated balance sheets at fair value.  The Company’s financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at June 30, 2011 and December 31, 2010.

(5)                                 Transactions with Related Parties

The Company pays affiliates of TIGI for various administrative services, including, but not limited to, payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing.  These TIGI affiliates provide these services at cost.  TIGI, through affiliates, beneficially owns approximately 12.8% of the Company’s outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with TIGI or its affiliates.

Amounts paid to TIGI and/or its affiliates for services and office space provided to the Company are set forth below.

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

Investment advisor	$24	24	40	48
Loan servicing	19	29	47	61
Property tax payment/reduction work	55	8	113	52
Computer services	175	137	375	294
Other service agreements	136	120	239	207
Broker commissions	25	91	69	196
Office rent and reimbursements	102	103	205	205

Total	$536	512	1,088	1,063

In April 2009, Inland Exchange Venture Corporation (“IEVC”), a TRS of the Company, entered into a limited liability company agreement with IPCC, a wholly-owned subsidiary of TIGI.  The resulting joint venture was formed to facilitate IEVC’s participation in tax-deferred exchange transactions pursuant to Section 1031 of the Internal Revenue Code using properties made available to the joint venture by IEVC.  The Company executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  IEVC coordinates the joint venture’s acquisition, property management and leasing functions, and earns fees for providing these services to the joint venture.  The Company will continue to earn property management and leasing fees on all properties acquired for this venture, including after all interests have been sold to the investors.

(6)                                 Discontinued Operations

During the six months ended June 30, 2011 and the year ended December 31, 2010, the Company sold a total of four investment properties and a portion of another investment property.  The following table summarizes the properties sold, date of sale, indebtedness repaid, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2011 (unaudited)

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

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of June 30, 2011, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at June 30, 2011 and December 31, 2010, the Company has recorded $258 and $264, respectively, of assets and $38 in each period of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three and six months ended June 30, 2011, the Company has recorded income from discontinued operations of $5 and $222, respectively.  The six months ended June 30, 2011 includes a gain on sale of $197.  No gain on sale was recorded during the three months ended June 30, 2011.  During the three and six months ended June 30, 2010, the Company recorded income from discontinued operations of $661 and $751, respectively, including gains on sale of $521 during each period.

(7)                                 Operating Leases

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $846 and $472 for the six months ended June 30, 2011 and 2010, respectively of rental income for the period of occupancy for which stepped rent increases apply and $18,917 and $18,071 in related accounts receivable as of June 30, 2011 and December 31, 2010, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

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

The Company engages in certain activities through Inland Venture Corporation (“IVC”) and IEVC, wholly-owned TRS entities.  These entities engage in activities that would otherwise produce income that would not be REIT qualifying income.  The TRS entities are subject to federal and state income and franchise taxes from these activities.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2011 (unaudited)

The Company had no uncertain tax positions as of June 30, 2011.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of June 30, 2011. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three and six months ended June 30, 2011 and 2010 or in the consolidated balance sheets as of June 30, 2011 and December 31, 2010. As of June 30, 2011, returns for the calendar years 2007 through 2010 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

(9)                                 Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  Mortgage loans outstanding as of June 30, 2011 were $498,142 and had a weighted average interest rate of 5.28%.  Of this amount, $443,161 had fixed rates ranging from 4.85% to 7.65% and a weighted average fixed rate of 5.46% as of June 30, 2011.  The remaining $54,981 of mortgage debt represented variable rate loans with a weighted average interest rate of 3.83% as of June 30, 2011.  As of June 30, 2011, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through June 2021.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, based on debt outstanding at June 30, 2011 and weighted average interest rates for the debt maturing in each specified period.

	2011 (a)	2012 (a)	2013	2014	2015	Thereafter	Total
Maturing debt:
Fixed rate debt	$31,688	58,866	4,169	134,747 (c)	20,791	192,900	443,161
Variable rate debt	15,040	33,741 (b)	—	6,200	—	—	54,981

Weighted average interest rate
Fixed rate debt	4.92%	5.22%	—	5.33%	6.50%	5.58%	5.46%
Variable rate debt	4.19%	4.28%	—	0.47%	—	—	3.83%

(a)          Approximately $45,400 of the Company’s mortgages payable mature prior to July 2012.  The Company will soon be in discussions with the various lenders to refinance this maturing debt or will repay the debt using draws on its unsecured line of credit facility.  If the Company’s attempts to refinance are successful, the Company anticipates the average rates on the new borrowings could be up to 50 basis points above the average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance the Company will be able to complete these borrowings.

(b)         The Company has guaranteed a mortgage for $2,700 and it would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document.

(c)          The Company has guaranteed a mortgage for approximately $19,000 and it would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document.

Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risk, including interest rate, liquidity and credit risk primarily by managing the amount, sources, and duration of its debt funding and, to a limited extent, the use of derivative instruments.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2011 (unaudited)

Specifically, the Company has entered into derivative instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative instruments, described below, are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to certain of the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage exposure to interest rate movements and add stability to interest expense.  To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The Company currently utilizes one interest rate swap to hedge the variable cash flows associated with variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the year ended December 31, 2010, the Company entered into one interest rate swap contract as a requirement under a secured mortgage and the hedging relationship is considered to be perfectly effective.

Amounts reported in other comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $1,997 will be reclassified from other comprehensive income (expense) as an increase to interest expense over the next twelve months.

As of June 30, 2011 and December 31, 2010, the Company had the following outstanding interest rate derivative that is designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional

Interest Rate Swap	$60,000

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of June 30, 2011 and December 31, 2010.

	Liability Derivatives As of June 30, 2011		Liability Derivatives As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as cash flow hedges:

Interest rate swaps	Other liabilities	$2,747	Other liabilities	$2,092

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2011 (unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the three and six months ended June 30, 2011.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)
Interest Rate Swaps	Three Months Ended June 30	Six Months Ended June 30	Income (Effective Portion)	Three Months Ended June 30	Six Months Ended June 30	Excluded from Effectiveness Testing)	Three Months Ended June 30	Six Months Ended June 30
2011	$(2,109)	$(1,677)	Interest Expense	$(518)	$(1,022)	Other Expense	$—	$—

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.

The Company has agreements with each of its derivative counterparties that contain a provision which provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2011, the fair value of derivatives in a liability position related to these agreements was $2,747. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $2,931.

(10)                          Unsecured Credit Facilities

On June 24, 2010, the Company entered into an amended and restated term loan agreement and completed a fourth amendment to its line of credit facility, together, the “Credit Agreements.”  Under the term loan agreement, the Company borrowed, on an unsecured basis, $150,000.  The aggregate commitment of the Company’s line is $250,000, which includes a $100,000 accordion feature.  The access to the accordion feature is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.  In conjunction with this amendment, the Company paid approximately $4,400 in fees and costs.  As of June 30, 2011 and December 31, 2010 the outstanding balance on the line of credit facility was $75,000 and $45,000, respectively.  As of June 30, 2011, the Company had up to $75,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the credit agreements.  On June 23, 2011, the Company entered into amendments to the Credit Agreements to, among other things, (1) extend the maturity date of the credit agreements by one year to June 21, 2014; (2) reduce the spread between the interest rate on Company borrowings and the base rate applicable to any particular borrowing (e.g., LIBOR) to a graduated rate that varies with the Company’s leverage ratio; (3) reduce the percentage used to generate the fee to be paid by the Company for unused capacity on the line of credit facility; (4) remove the Company’s one-time right to increase the leverage ratio from 0.60 to 0.65 for two consecutive quarters; and (5) lower the capitalization rate and implied debt service rate, which will result in certain loan covenants becoming more favorable to the Company.  In conjunction with these amendments, the Company paid approximately $1,350 in fees and costs.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2011 (unaudited)

The weighted average interest rate on outstanding draws on the line of credit facility was 2.95% and 4.50% as of June 30, 2011 and December 31, 2010, respectively.  The interest rate on the term loan was 2.94% and 4.50% as of June 30, 2011 and December 31, 2010, respectively.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.

The Credit Agreements require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2011, the Company was in compliance with its financial covenants.

(11)                                    Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026 (“Old Notes”).  During the year ended December 31, 2010, the Company repurchased $15,000 of these notes at their face value and exchanged notes with a face value of $29,215 for new 5.0% convertible senior notes due 2029 (“New Notes”). As of June 30, 2011, a combined total of $110,000 in principal face amount of Old Notes and New Notes remained outstanding.

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

Holders of the Old Notes may convert their notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of Old Notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of June 30, 2011, for each $1 principal amount of Old Notes was 48.2824 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

The terms of the New Notes are substantially the same as the terms of the Old Notes, subject to certain exceptions, such as (i) the interest rate on the New Notes is 5.0% per annum; (ii) the maturity date of the New Notes is November 15, 2029; (iii) the initial conversion price for the New Notes is $9.72 per share and the initial conversion rate is 102.8807; (iv) the Company will not be permitted to redeem the New Notes prior to November 21, 2014; and (v) the earliest date holders of the New Notes may require the Company to repurchase their notes in whole or in part is November 15, 2014.

At June 30, 2011 and December 31, 2010, the Company has recorded $650, in each period respectively of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2011 (unaudited)

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes. The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance. The Company has recorded $9,412, in each period, to additional paid in capital on the accompanying consolidated balance sheets, at June 30, 2011 and December 31, 2010, respectively, to reflect the equity portion of the convertible notes. The debt component is recorded at its fair value, which reflects an unamortized debt discount. The following table sets forth the debt and equity components included in the consolidated balance sheets at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010

Equity Component (a)	$9,301	9,279

Debt Component	$113,005	113,005
Unamortized Discount (b)	(1,914)	(2,640)

Net Carrying Value	$111,091	110,365

(a)          The equity component is net of equity issuance costs and accumulated amortization of $111 and $133 at June 30, 2011 and December 31, 2010, respectively.

(b)         The unamortized discount will be amortized into interest expense on a monthly basis through November 2011 for the Old Notes and November 2014 for the New Notes.

Total interest expense related to the convertible notes for the three and six months ended June 30, 2011 and 2010 was calculated as follows:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

Interest expense at coupon rate	$1,299	1,445	2,598	2,891
Discount amortization	363	353	726	701

Total interest expense (a)	$1,662	1,798	3,324	3,592

(a)          The effective interest rate of the Old Notes is 5.875% and the effective interest rate of the New Notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in November 2006 and August 2010, respectively.

In November 2011, $80,785 in face value of convertible notes can be redeemed by the Company or the note holders have the right to require us to repurchase the notes.  The Company anticipates being able to fund any repurchase requests using funds from one or more possible sources available to it, including but not limited to, issuing new notes, draws on the Company’s unsecured line of credit facility, proceeds from financing unencumbered properties and proceeds from the sale of shares.

(12)                          Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of June 30, 2011 and December 31, 2010, options to purchase 77 and 71 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2011 (unaudited)

As of June 30, 2011, 192 shares of common stock issued pursuant to employment agreements were outstanding, of which 80 have vested.  Additionally, the Company issued 69 shares pursuant to employment incentives of which 36 have vested and five have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.

The following is reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

Numerator:
Loss from continuing operations	$(10,293)	(7,508)	(11,845)	(10,257)
Income from discontinued operations	5	661	222	751
Net loss	(10,288)	(6,847)	(11,623)	(9,506)
Net income attributable to the noncontrolling interest	(30)	(89)	(66)	(162)
Net loss available to common stockholders	$(10,318)	(6,936)	(11,689)	(9,668)

Denominator:
Denominator for net loss per common share — basic:
Weighted average number of common shares outstanding	88,656	85,419	88,259	85,383
Effect of dilutive securities:
Unvested restricted shares	— (a)	— (a)	— (a)	— (a)
Denominator for net loss per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	88,656	85,419	88,259	85,383

(a)          Unvested restricted shares of common stock, the effect of which would be anti-dilutive, were 140 and 80 as of June 30, 2011 and 2010, respectively.  These shares were not included in the computation of diluted EPS because a loss was reported.

In November 2009, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell shares of its common stock having an aggregate offering amount of up to $100 million from time to time through BMO, acting as sales agent.  Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions (if the Company and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with BMO in this report on Form 10-Q as its ATM issuance program.  As of June 30, 2011, the Company has issued an aggregate of approximately 3,816 shares of its common stock pursuant to the ATM issuance program, since inception.  The Company received net proceeds of approximately $31,691 from the issuance of these shares, which reflects approximately $32,504 in gross proceeds, offset by approximately $813 in commissions and fees.  The Company may use the proceeds for general corporate purposes, which may include repayment of mortgage indebtedness secured by its properties, acquiring real property through wholly-owned subsidiaries or through the Company’s investment in one or more joint venture entities or repaying amounts outstanding on the unsecured line of credit facility, among other things.  As of June 30, 2011, approximately $67,496 remains available for sale under this issuance program.

(13)         Segment Reporting

The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of California, Florida, Georgia, Illinois, Indiana, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Washington and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2011 (unaudited)

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

(15)         Subsequent Events

On July 18, 2011, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on June 30, 2011.

On July 18, 2011, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on August 17, 2011 to the stockholders of record at the close of business on August 1, 2011.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q (including documents incorporated herein by reference) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 as amended and the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding our management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  Examples of forward-looking statements include, but are not limited to, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to our financial performance, investment strategy and portfolio, our ability to address debt maturities, our cash flows, our growth prospects, the value of our assets, our joint venture commitments and the amount and timing of anticipated future cash distributions. Forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, beliefs and expectation with respect to the economy and other future conditions. These statements are not guarantees of future performance, and investors should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 28, 2011.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

In this report, all references to “we,” “our” and “us” refer collectively to Inland Real Estate Corporation and its consolidated subsidiaries.   All amounts in this Form 10-Q are stated in thousands with the exception of per share amounts, per square foot amounts, number of properties, and number of leases.

Executive Summary

We are a self-managed, publically traded real estate investment trust (“REIT”) that owns and operates neighborhood, community, power and single tenant retail centers.   We are incorporated under Maryland law.  We also may construct or develop properties or render services in connection with such development or construction.  As of June 30, 2011, we owned interests in 163 investment properties, including 29 owned through our unconsolidated joint ventures.  As of June 30, 2011, our development joint venture properties are not included as investment properties as they have not reached what we believe is a stabilized occupancy rate.

We engage in certain activities through Inland Venture Corporation (“IVC”) and Inland Exchange Venture Corporation (“IEVC”), wholly-owned taxable REIT subsidiaries (“TRS entities”).  These entities engage in activities that would otherwise produce income that would not be REIT qualifying income, such as managing properties owned by ventures in which we are a partner.  The TRS entities are subject to federal and state income and franchise taxes from these activities.

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

During the six months ended June 30, 2011, our leasing activity remained strong and our leasing spreads were positive on both new and renewed leases in our consolidated portfolio.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenues and cash flow.  During the six months ended June 30, 2011, we executed 25 new, 74 renewal and 38 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately 821,000 square feet on our consolidated portfolio.  The 25 new leases comprise approximately 203,000 square feet with an average rental rate of $10.78 per square foot, a 7.8% increase over the average expiring rate.  The 74 renewal leases comprise approximately 398,000 square feet with an average rental rate of $12.90 per square foot, an 8.6% increase over the average expiring rate.  The 38 non-comparable leases comprise approximately 220,000 square feet with an average base rent of $10.24.  The calculations of former and new average base rents are adjusted for rent abatement on the included leases.  During the six months ended June 30, 2011 and the year ended December 31, 2010, the average leasing commission paid on new leases was approximately $5 per square foot, the average costs for tenant improvements was approximately $20 per square foot and the average period given for rent concessions was three to five months.

During the remainder of 2011, 85 leases will be expiring in our consolidated portfolio, none of which is deemed to be material to our financial results, which comprise approximately 512,000 square feet and account for approximately 4.2% of our annualized base rent.  The weighted average expiring rate on these leases is $10.44 per square foot.

Occupancy at June 30, 2011 and 2010 for our consolidated and unconsolidated portfolio is summarized below:

Consolidated Occupancy	As of June 30, 2011	As of June 30, 2010

Leased Occupancy (a)	94.2%	91.8%
Financial Occupancy (b)	88.8%	88.2%
Same Store Financial Occupancy	89.1%	87.6%

Unconsolidated Occupancy (c)	As of June 30, 2011	As of June 30, 2010

Leased Occupancy (a)	95.9%	94.1%
Financial Occupancy (b)	92.7%	89.9%
Same Store Financial Occupancy	92.3%	93.4%

Total Occupancy	As of June 30, 2011	As of June 30, 2010

Leased Occupancy (a)	94.4%	92.4%
Financial Occupancy (b)	89.3%	88.4%
Same Store Financial Occupancy	89.4%	88.2%

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

We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  For example, no single tenant accounted for more than approximately 7% of annual base rent in our total portfolio as of June 30, 2011.

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

Our largest expenses relate to the operation of our properties as well as the interest expense on our mortgages payable and other debt obligations.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.  Pursuant to the lease agreements, most tenants are required to reimburse us for some or all of the particular tenant’s pro rata share of the real estate taxes and operating expenses of the property.

During the recent economic downturn, our financial results were negatively impacted by increased vacancy and the time it took to re-lease the vacant spaces, reduced recovery income due to the decreased occupancy and lower rental rates on newly signed leases.  As the real estate market has begun to improve, we have experienced an increase in recovery income as we continue to fill remaining vacancies.  We have also noticed that market rental rates have begun to increase.  We have had success in filling vacancies and are continuing to work to restore our occupancy to our historical levels.  There are costs associated with leasing vacant spaces such as leasing commissions and tenant improvement allowances, which both have the effect of reducing cash flow at the beginning of a new lease.  Additionally, many leases contain tenant concessions, which delay the recognition of rental income during the agreed upon abatement period.

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

Acquisitions and Dispositions

The table below presents investment property acquisitions, including acquisitions through our unconsolidated joint ventures during the six months ended June 30, 2011 and the year ended December 31, 2010.

Date	Property	City	State	GLA Sq.Ft.	Purchase Price	Cap Rate (g)	Financial Occupancy at time of Acquisition

06/14/11	Walgreens (a)	Normal	IL	14,490	$5,055	7.22%	100%
06/14/11	Walgreens (a)	Spokane	WA	14,490	5,764	7.20%	100%
06/14/11	Walgreens (a)	Villa Rica	GA	14,490	4,583	7.20%	100%
06/14/11	Walgreens (a)	Waynesburg	PA	14,820	5,402	7.20%	100%
06/14/11	Walgreens (a)	Somerset	MA	13,650	6,549	7.10%	100%
06/14/11	Walgreens (a)	Gallup	NM	14,820	4,674	7.19%	100%
06/02/11	Red Top Plaza (b)	Libertyville	IL	151,840	19,762	7.39%	81%
04/13/11	Bank of America (a) (c)	Portland	OR	—	2,420	6.00%	100%
04/13/11	BB&T Bank (a)	Apopka	FL	2,931	1,547	6.90%	100%
04/13/11	AT&T (a)	Crestview	FL	3,476	1,883	7.20%	100%
04/13/11	CVS (a)	San Antonio	TX	13,813	5,422	7.00%	100%
04/13/11	Advance Auto Parts (a)	Lawrenceville	GA	7,064	1,927	7.25%	100%
04/13/11	Mimi’s Café (a)	Brandon	FL	7,045	2,888	7.60%	100%
04/13/11	Ryan’s Restaurant (a)	Columbia	SC	10,162	3,208	7.95%	100%
04/13/11	Applebee’s (a)	Lewisville	TX	5,911	3,181	7.85%	100%
04/13/11	Capital One (a) (d)	Houston	TX	—	1,500	6.00%	100%
04/13/11	Walgreens (a)	St. Louis	MO	14,490	5,405	6.84%	100%
04/13/11	Verizon (a)	Monroe	NC	4,500	2,979	7.25%	100%
04/13/11	Walgreens (a)	Milwaukee	WI	15,120	5,070	7.25%	100%
04/13/11	Dollar General (a)	Fort Worth	TX	9,142	1,419	7.35%	100%
04/13/11	Applebee’s (a)	Eagan	MN	5,285	2,432	7.40%	100%
04/13/11	Taco Bell (a)	Port St. Lucie	FL	2,049	2,623	7.70%	100%
04/13/11	Buffalo Wild Wings (a)	San Antonio	TX	6,974	3,027	7.70%	100%
03/24/11	Mariano’s Fresh Market (a)	Arlington Heights	IL	66,393	20,800	7.41%	100%
01/11/11	Joffco Square (b)	Chicago	IL	95,204	23,800	7.15%	83%
11/22/10	Roundy’s	Menomonee Falls	WI	103,611	20,722	7.68%	100%
11/15/10	CVS (a)	Elk Grove	CA	12,900	7,689	7.60%	100%
10/25/10	Diffley Marketplace (b)	Eagan	MN	62,656	11,861	6.54%	94%
10/07/10	Walgreens (a)	Island Lake	IL	14,820	4,493	7.50%	100%
09/24/10	University of Phoenix (a)	Meridian	ID	36,773	8,825	8.25%	100%
09/07/10	Harbor Square Plaza (a) (e)	Port Charlotte	FL	20,087	11,250	8.10%	100%
08/26/10	Copp’s (a)	Sun Prairie	WI	61,048	11,700	8.35%	100%
07/08/10	Farnam Tech Center (a)	Omaha	NE	118,239	18,000	7.22%	100%
06/23/10	The Point at Clark (f)	Chicago	IL	95,455	28,816	7.74%	100%

				1,033,748	$266,676

(a)                                  These properties were acquired through our joint venture with IPCC

(b)                                 These properties were acquired through our joint venture with PGGM.

(c)                                  The purchase price of this property includes a 4,700 square foot ground lease with Bank of America.  Ground lease square footage is not included in our GLA.

(d)                                 The purchase price of this property includes a 5,300 square foot ground lease with Capital One.  Ground lease square footage is not included in our GLA.

(e)                                  The purchase price of this property includes a 96,253 square foot ground lease with Kohl’s also acquired.  Ground lease square footage is not included in our GLA.

(f)                                    This property was sold to our joint venture with PGGM on August 31, 2010.

(g)                                 The Cap Rate disclosed is as of the time of acquisition and is calculated by dividing the net operating income (“NOI”) by the purchase price.  NOI is defined as net income, calculated in accordance with U.S. GAAP, excluding straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense, less a vacancy factor to allow for potential tenant move-outs or defaults.

During the six months ended June 30, 2010, we were granted possession of a vacant building at our Orland Park Place Outlots investment property.  Previously, we had a ground lease with a restaurant operator.  Upon default by the tenant, we added this building to our portfolio, according to the lease terms, resulting in income of $890.

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the six months ended June 30, 2011 and the year ended December 31, 2010.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain (Loss) on Sale

05/25/11	University of Phoenix (a)	Meridian	ID	36,773	$10,698	$—
02/14/11	Schaumburg Golf Road Retail	Schaumburg	IL	9,988	2,150	197
12/30/10	Bank of America (a) (b)	Moosic	PA	300,000	77,810	—
12/30/10	Bank of America (a) (b)	Las Vegas	NV	85,708	—	—
12/16/10	Farnam Tech Center (a)	Omaha	NB	118,237	21,390	—
12/08/10	Bank of America (a) (c)	Hunt Valley	MD	377,332	97,420	—
12/08/10	Bank of America (a) (c)	Rio Rancho	NM	76,768	—	—
11/29/10	Homewood Plaza	Homewood	IL	19,000	2,500	1,108
09/01/10	Northgate Center	Sheboygan	WI	73,647	8,025	(9)
08/05/10	Springboro Plaza	Springboro	OH	154,034	7,125	230
04/30/10	Park Center Plaza (partial)	Tinley Park	IL	5,089	845	521

				1,256,576	$227,963	$2,047

(a)                                  This property is included as a disposition as all of the TIC or DST interests have been sold through our joint venture with IPCC.  No gain or loss is reflected in this table because the disposition of these properties is not considered a property sale, but rather a sale of ownership interest in the properties.  The gains from these properties are included in gain from sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

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

The table below presents development property dispositions, including properties disposed of by our unconsolidated joint ventures, during the year ended December 31, 2010.  No dispositions were completed during the six months ended June 30, 2011.

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

The aggregate value of other intangibles is measured based on the difference between the purchase price and the property valued as-if-vacant.  We utilize information contained in independent appraisals and management’s estimates to determine the respective as-if-vacant property values.  Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases and the risk adjusted cost of capital.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, up to 24 months.  Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses.  We allocate the difference between the purchase price of the property and the as-if-vacant value first to acquired above and below market leases.  We evaluate each acquired lease based upon current market rates at the acquisition date and consider various factors including geographic location, size and location of leased space within the investment property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market.  After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to the acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate.  For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market lease values and the amortization period.  The determination of the discount rate used in the present value calculation is based upon a rate for each individual lease and primarily based upon the credit worthiness of each individual tenant.  The values of the acquired above and below market leases are amortized over the life of each respective lease as an adjustment to rental income.

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management’s evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the life of the related leases for each property as a component of amortization expense. We also consider whether any customer relationship value exists related to the property acquisition.  As of June 30, 2011, we had not allocated any amounts to customer relationships.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at June 30, 2011 and December 31, 2010 were $7,867 and $13,566, respectively.  The higher cash balance at December 31, 2010 reflects higher prepaid rents and sales activity in our joint venture with IPCC at year-end, the proceeds of which were subsequently used to pay down the balance on our unsecured line of credit facility.  See our discussion of the statements of cash flows for a description of our cash activity during the six months ended June 30, 2011 and 2010.

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

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, earnings we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of June 30, 2011, we were in compliance with our financial covenants.  We had up to $75,000 available under our $150,000 line of credit facility and an additional $100,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.  If necessary, such as for new acquisitions, we believe we can generate capital by entering into financing arrangements or joint venture agreements with institutional investors.  We use our cash primarily to pay distributions to our stockholders, for operating and interest expenses at our investment properties, for purchasing additional investment properties, joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

In November 2009, we entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell up to $100 million of our common stock from time to time through BMO, acting as sales agent.  Offers and sales of shares of our common stock may be made in privately negotiated transactions (if we and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  As of June 30, 2011, we have issued an aggregate of approximately 3,816 shares of its common stock pursuant to the ATM issuance program, since inception.  We received net proceeds of approximately $31,691 from the issuance of these shares, comprised of approximately $32,504 in gross proceeds, offset by approximately $813 in commissions and fees.  We may use the proceeds for general corporate purposes, which may include repayment of mortgage indebtedness secured by our properties, acquiring real property through wholly-owned subsidiaries or through our investment in one or more joint venture entities or repaying amounts outstanding on our unsecured line of credit facility, among other things.  As of June 30, 2011, approximately $67,496 remains available for sale under this issuance program.

As a means of conserving capital in recent years, we deferred making certain capital expenditures, such as roof and parking lot replacements.  Additionally, as a result of the significant leasing activity we experienced during the last half of 2010, we anticipate making significant expenditures related to tenant improvements and leasing commissions throughout 2011.  We anticipate that the costs of these capital improvements, tenant improvements and leasing commissions will be more than $10,000 higher than the average expended in previous years.  We expect to fund these improvements using cash from operations and draws on our unsecured line of credit facility.  During the three and six months ended June 30, 2011, we incurred $3,083 and $16,069, respectively, in costs for tenant improvements, as compared to $4,097 and $6,864, for the three and six months ended June 30, 2010, respectively.  Also during the three and six months ended June 30, 2011, we incurred $270 and $2,572, respectively, in costs for leasing commissions, as compared to $599 and $1,377, for the three and six months ended June 30, 2010, respectively.  The numbers for the three months ended June 30, 2011 are lower than for the three months ended March 31, 2011 due to the timing of payments due under the respective leases.  We do not expect this trend to carry forward into future years.  We expect to complete these deferred capital projects and the work related to our new leases in 2011.  Although we expect to fund these types of projects in the future, we expect the amount of spending on these items will return to levels comparable to years prior to 2011.

Certain joint venture commitments require us to invest cash in properties under development.  In certain cases, this capital is invested for periods longer than expected.  Due to challenging economic conditions, we initially delayed completion of our development projects from our original 2010 and 2011 completion dates to an additional one to two years.  There has been minimal activity at these development properties and as a result, we will not have the ability to estimate the project completion dates until activity resumes.  Therefore, our investment of $13,573 in our development projects will be committed longer than originally anticipated.  We have guaranteed approximately $11,300 of current unconsolidated joint venture debt.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  There is no assurance that we will be able to recover the funds invested in these ventures or that we will earn a return on these invested funds.

We invest in marketable securities of other entities, including REITs.  These investments in available-for-sale securities totaled $12,291 at June 30, 2011, consisting of preferred and common stock investments.  At June 30, 2011, we had recorded an accumulated net unrealized gain of $2,295 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the six months ended June 30, 2011 and 2010, we realized gains on sale of $1,234 and $1,681, respectively.

As of June 30, 2011, we owned interests in 163 investment properties, including those owned through our unconsolidated joint ventures.  In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements and current distributions.  Monthly debt service requirements are primarily interest only although certain of our secured mortgages require monthly principal amortization.

The following table presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, based on debt outstanding at June 30, 2011:

	2011 (a)	2012	2013	2014 (b) (c)	2015	Thereafter	Total
Maturing debt:
Fixed rate debt	$112,473	58,866	4,169	163,962 (e)	20,791	192,900	553,161
Variable rate debt	15,040	33,741 (d)	—	231,200	—	—	279,981

Weighted average interest rate
Fixed rate debt	4.71%	5.22%	—	5.27%	6.50%	5.58%	5.31%
Variable rate debt	4.19%	4.28%	—	2.88%	—	—	3.12%

(a)          Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed or the note holders can require us to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $80,785.  The consolidated balance sheets are presented net of a fair value adjustment of $2,675.

(b)         Included in the debt maturing during 2014 are our unsecured credit facilities, totaling $225,000.  After the amendments completed in June 2011, we pay interest only during the term of these facilities at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of June 30, 2011, the weighted average interest rate on outstanding draws on the line of credit facility was 2.95%, and the interest rate on the term loan was 2.94%.  These credit facilities require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2011, we were in compliance with these financial covenants.

(c)          Included in the debt maturing in 2014 is our convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require us to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets are presented net of a fair value adjustment of $1,583.

(d)         We have guaranteed a mortgage for $2,700 and we would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document, unless the default is otherwise waived.

(e)          We have guaranteed a mortgage for approximately $19,000 and we would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document, unless the default is otherwise waived.

Our mortgages payable are secured by certain of our investment properties.  Mortgage loans outstanding as of June 30, 2011 were $498,142 and had a weighted average interest rate of 5.28%.  Of this amount, $443,161 had fixed rates ranging from 4.85% to 7.65% and a weighted average fixed rate of 5.46% as of June 30, 2011.  The remaining $54,981 of mortgage debt represented variable rate loans with a weighted average interest rate of 3.83% as of June 30, 2011.  Additionally, we had $335,000 of unsecured debt outstanding, comprised of our term loan, line of credit facility and the face value of our convertible notes with a weighted average interest rate of 3.53%.

As of June 30, 2011, approximately $45,400 of consolidated mortgages payable mature and $80,785 in face value of convertible notes can be redeemed or the note holders have the right to require us to repurchase the notes, prior to year end.  We will soon be in discussions with the various lenders to refinance the secured debt maturing in 2011 or will repay the debt.  If our attempts to refinance are successful, we anticipate that the average rates on the new borrowings could be up to 50 basis points above average expiring rates.  Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements.  There is no assurance we will be able to complete these borrowings.  We expect to use funds from one or more of several sources, including but not limited to, issuing new notes, draws on our unsecured line of credit, proceeds from financing unencumbered properties and proceeds from the sale of shares to repay any secured mortgages that are not refinanced or repurchase any convertible notes to the extent that holders seek to exercise their rights.  We do not presently intend to exercise our right to repurchase the notes, although circumstances may change which could result in us exercising our rights. .

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2011 and 2010:

	2011	2010

Net cash provided by operating activities	$26,504	32,541

Net cash used in investing activities	$(88,603)	(19,201)

Net cash provided by (used in) financing activities	$56,400	(14,439)

2011 Compared to 2010

Net cash provided by operating activities was $26,504 for the six months ended June 30, 2011, as compared to $32,541 for the six months ended June 30, 2010.  The decrease in cash provided by operating activities is due primarily to the effect of contributing properties previously wholly-owned to our joint venture with PGGM and the effect of properties sold during the six months ended June 30, 2011 and the year ended December 31, 2010.  Additionally, the decrease in cash from operating activities is due to an increase in accounts receivable, which we anticipate collecting as we complete our annual tenant reconciliations.

Net cash used in investing activities was $88,603 for the six months ended June 30, 2011, as compared to $19,201 for the six months ended June 30, 2010.  The primary reason for the increase in cash used in investing activities was the use of $99,756 to purchase investment properties and $16,066 in additions to investment properties during the six months ended June 30, 2011, as compared to the use of $28,796 to purchase investment properties and $7,252 in additions to investment properties during the six months ended June 30, 2010.  Additionally, we used $2,451 to pay leasing commissions for new tenants and $2,950 to purchase investment securities during the six months ended June 30, 2011, as compared to the use of $1,370 for leasing commissions and receiving proceeds of $2,410 from the sale of investment securities during the six months ended June 30, 2010.  Partially offsetting the increase in cash used in investing activities was the receipt of $28,334 from the sale of property ownership interests in connection with our joint venture with IPCC and $2,124 from the sale of investment properties during the six months ended June 30, 2011, as compared to the receipt of $13,270 from the sale of property ownership interests and $805 from the sale of investment properties during the six months ended June 30, 2010.

Net cash provided by financing activities was $56,400 for the six months ended June 30, 2011, as compared to cash used in financing activities of $14,439 during the six months ended June 30, 2010.  The primary reason for the increase in cash provided by financing activities was the receipt of $78,991 in loan proceeds while using $34,542 to repay debt during the six months ended June 30, 2011, as compared to the receipt of $20,535 in loan proceeds and using $88,244 to repay debt during the six months ended June 30, 2010.  Additionally, the increase is due to an additional $950 in proceeds from the issuance of securities and fewer loan costs paid during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.  Partially offsetting the increase in cash provided by financing activities was a decrease in net proceeds from our unsecured credit facilities of $45,000 and an increase of $853 in distributions paid due to shares issued under our equity issuance program during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.

Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2011 and 2010, respectively.  At June 30, 2011, we had ownership interests in 47 single-user retail properties, 63 Neighborhood Centers, 22 Community Centers, 30 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the same three and six month periods during each year, referred to herein as “same store” properties.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and we are able to determine the effects of our new acquisitions on net income.  Net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.

A total of 111 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 9.4 million square feet.  In the table below, “other investment properties” includes activity from properties acquired during the six months ended June 30, 2011 and the year ended December 31, 2010, two properties in which we took over ownership control from our joint venture partner, properties contributed to our joint ventures and activity from properties owned through our joint venture with IPCC while they were consolidated.   Operations from properties acquired through this joint venture are recorded as consolidated income until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations and other comprehensive income.  The “same store” investment properties represent 91% of the square footage of our consolidated portfolio at June 30, 2011.  The following table presents the net operating income, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three and six months ended June 30, 2011 and 2010 along with reconciliation to net loss available to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Rental income and tenant recoveries:
“Same store” investment properties, 111 properties
Rental income	$26,906	26,438	53,493	52,911
Tenant recovery income	9,207	8,768	22,000	20,432
Other property income	477	574	899	938
“Other investment properties”
Rental income	3,448	1,883	6,376	3,587
Tenant recovery income	708	668	1,944	1,671
Other property income	26	14	68	30
Total rental and additional rental income	$40,772	38,345	84,780	79,569

Property operating expenses:
“Same store” investment properties, 111 properties
Property operating expenses	$4,370	4,222	12,480	11,755
Real estate tax expense	7,256	7,932	15,321	15,715
“Other investment properties”
Property operating expenses	552	260	1,523	767
Real estate tax expense	733	606	1,663	1,222
Total property operating expenses	$12,911	13,020	30,987	29,459

Property net operating income
“Same store” investment properties	$24,964	23,626	48,591	46,811
“Other investment properties”	2,897	1,699	5,202	3,299
Total property net operating income	$27,861	25,325	53,793	50,110

Other income:
Straight-line rents	366	416	861	466
Amortization of lease intangibles	261	(26)	279	(53)
Other income	1,055	962	1,761	3,432
Fee income from unconsolidated joint ventures	1,338	876	2,500	1,507
Loss from change in control of investment property	—	—	(1,400)	—
Gain on sale of joint venture interest	240	1,536	553	2,010

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiaries	1,067	(655)	946	(621)
Bad debt expense	(1,485)	(1,634)	(2,669)	(3,706)
Depreciation and amortization	(12,963)	(10,151)	(25,398)	(20,201)
General and administrative expenses	(3,757)	(3,597)	(7,480)	(6,827)
Interest expense	(11,078)	(6,997)	(22,034)	(14,784)
Provision for asset impairment	(5,223)	(12,540)	(5,223)	(17,991)
Equity in loss of unconsolidated ventures	(7,975)	(1,023)	(8,334)	(3,599)

Loss from continuing operations	(10,293)	(7,508)	(11,845)	(10,257)
Income from discontinued operations	5	661	222	751
Net loss	(10,288)	(6,847)	(11,623)	(9,506)

Less: Net income attributable to the noncontrolling interest	(30)	(89)	(66)	(162)

Net loss available to common stockholders	$(10,318)	(6,936)	(11,689)	(9,668)

On a “same store” basis, (comparing the results of operations of the investment properties owned during the three and six months ended June 30, 2011 with the results of the same investment properties during the three and six months ended June 30, 2010), property net operating income increased $1,338 with total rental and additional rental income increasing $810 and total property operating expenses decreasing $528 for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.  Property net operating income increased $1,780 with total rental and additional rental income increasing $2,111 and total property operating expenses increasing $331 for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.

Net loss available to common stockholders increased $3,382 and $2,021 for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010.

Rental income increased $468 and $582, on a “same store” basis, for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively, primarily due to the effect of income from new leases previously signed and the end of any associated rent abatement periods.  Total rental income increased $2,033 and $3,371, for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively, reflecting an increase in rental income from our “other investment properties.”  The increase is a result of investment properties acquired during the three and six months ended June 30, 2011 and the year ended December 31, 2010, including the change in control transactions related to Algonquin Commons and Orchard Crossing, and on properties owned through our joint venture with IPCC, while they are consolidated.

Tenant recovery income increased $439 and $1,568, on a “same store” basis, for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively, primarily due to an increase in “same store” financial occupancy, which results in the recovery of a higher percentage of property operating and real estate tax expenses.  Total tenant recovery income increased $479 and $1,841 for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively, reflecting an increase in tenant recovery income on our “other investment properties.”

Property operating expenses increased $148 and $725 on a “same store” basis, for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively, primarily due to increased snow removal costs during the six months ended June 30, 2011.  Total property operating expenses increased $440 and $1,481 for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively.  This increase is a result of investment properties acquired during the three and six months ended June 30, 2011 and the year ended December 31, 2010, and on properties owned through our joint venture with IPCC, while they are consolidated.

Real estate tax expense decreased $676 and $394, on a “same store” basis, for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively.  The decrease in real estate tax expense during each period can be attributed to lower assessed values of our investment properties, resulting from continuing review and appeal of amounts assessed by the various taxing authorities.  Total real estate tax expense decreased $549 and $47 for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively, primarily for the same reason.

Other income increased $93 and decreased $1,671 for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively.  The increase during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 is due to increased gains on the sale of investment securities, partially offset by decreased dividend income.  The decrease during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 is due to decreased gains on the sale of investment securities and decreased dividend income.  Additionally, during the six months ended June 30, 2010, we were granted possession of a vacant building at our Orland Park Place Outlots investment property.  Previously, we had a ground lease with a restaurant operator.  Upon default by the tenant, we added this building to our portfolio, according to the lease terms, resulting in income of $890.

Fee income from unconsolidated joint ventures increased $462 and $993 for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010.  This increase is due in most part to an increase in acquisition fees earned on sales of interests by our IPCC joint venture and increased management fees related to an increased number of properties under management through our unconsolidated joint ventures and the properties that have been fully sold through our IPCC joint venture.

During the six months ended June 30, 2011, we recorded a loss from change in control of investment properties of $1,400 related to Orchard Crossing, a property previously owned through our joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”).  Prior to the change in control, this property was unconsolidated and we accounted for it under the equity method of accounting.  The change in control occurred during the three months ended March 31, 2011 however, the initial accounting for the business combination had not been completed because the appraisal for the property had not yet been received.  During the six months ended June 30, 2011, we retrospectively adjusted the fair value of the property, resulting in additional loss incurred and recorded in the first quarter.

Gain on sale of joint venture interest decreased $1,296 and $1,457 for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively.   This is due to decreased gains on sale in connection with the length of time the properties sold during the six months ended June 30, 2010 were held in  our joint venture with IPCC.

Bad debt expense decreased $149 and $1,037 for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively.  The decrease in bad debt expense is due to fewer tenant bankruptcies and tenant failures.

Depreciation and amortization increased $2,812 and $5,197 for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively, due to depreciation recorded on Algonquin Commons and Orchard Crossing after the change in control transactions, additional properties owned through our joint venture with IPCC, while they are consolidated, depreciation on new tenant improvement assets for work related to new leases and the write off of tenant improvement assets, as a result of early lease terminations.

General and administrative expenses increased $160 and $653 for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010.  The increase is due to an increase in payroll and related items as a result of additional staff.  This increase was offset by a decrease in acquisition costs on both properties acquired and costs incurred for properties we did not purchase and decreased professional fees.

Interest expense increased $4,081 and $7,250 for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively.  The increase is primarily due to an increase in interest expense of $2,571 and $4,467 on our mortgages payable, which now includes Algonquin Commons, during the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively.  Additionally, interest expense on our unsecured credit facilities increased $609 and $1,755 due to increased rates and outstanding balances and the amortization of loan costs increased related to the fees in connection with the refinance of the unsecured credit facilities in June 2010, as well as the fees for the amendments completed during the six months ended June 30, 2011.

During the three and six months ended June 30, 2011, we recorded a provision for asset impairment of $5,223 to record our investment in three development joint ventures at fair value.  During the three and six months ended June 30, 2010, we recorded a provision for asset impairment of $12,540 and $17,991, respectively, related to five development joint venture projects, to reflect the investments at fair value.

Equity in loss of unconsolidated joint ventures increased $6,952 and $4,735 for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively.  The increase in losses for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 were due to impairment losses recorded related to development joint venture properties.  The total impairment loss recorded during the three and six months ended June 30, 2011 was $17,387 at the joint venture level.  Our pro rata share of this loss, equal to $7,824, is included in this item on the accompanying consolidated statements of operations and other comprehensive income.  During the six months ended June 30, 2010, the total impairment loss recorded was $5,550 at the joint venture level.  Our pro rata share of this loss, equal to $2,498, is included in this item on the accompanying consolidated statements of operations and other comprehensive income.  Partially offsetting this increase in equity in loss of unconsolidated joint ventures was increased net income from our joint venture with NYSTRS and our joint venture with PGGM, formed in June 2010.  The increased net income from our NYSTRS joint venture is a result of removing Algonquin Commons, which has high interest, depreciation and amortization expenses.

Captive Insurance

We are a member of a limited liability company formed as an insurance association captive (the “Captive”), which is owned in equal proportions with three other REITs sponsored by an affiliate of The Inland Group, Inc., Inland American Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland Diversified Real Estate Trust, Inc. and us.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of The Inland Group, Inc.  This entity is considered a variable interest entity (“VIE”) and we are not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.

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

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at June 30, 2011	Investment in and advances to unconsolidated joint ventures at June 30, 2011	Investment in and advances to unconsolidated joint ventures at December 31, 2010

IN Retail Fund LLC (a)	50%	$25,600	27,275
NARE/Inland North Aurora I, II & III (b)	45%	—	13,139
Oak Property and Casualty	25%	1,255	1,475
TMK/Inland Aurora Venture LLC (b)	40%	2,418	2,531
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC (c) (d)	85%	11,155	17,764
INP Retail LP (e)	55%	44,878	33,464
IRC/IREX Venture II LLC (f)	(g )	898	7,968

Investment in and advances to unconsolidated joint ventures		$86,204	103,616

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

(e)                                  Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(f)                                    Joint venture with Inland Private Capital Corporation (“IPCC”)

(g)                                 Our profit/loss allocation percentage varies based on the ownership interest it holds in the entity that owns a particular property that is in the process of selling ownership interests to outside investors.

Effective June 7, 2010, we formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  This joint venture may acquire up to $270,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets.  The equity contributed by PGGM is held in the joint venture and used as our equity contribution towards future acquisitions.  The joint venture agreement contemplates that, subject to the satisfaction of the conditions described in the governing joint venture documents, we will contribute additional assets from our consolidated portfolio and PGGM will contribute additional equity to the venture as new acquisitions are identified.  Under the terms of the agreement, PGGM’s potential equity contribution to the venture may total up to $130,000.  As of June 30, 2011, PGGM’s remaining commitment is approximately $78,000.  The joint venture expects to acquire additional assets using leverage consistent with its existing business plan during the next two years.  The table below presents investment property contributions to and acquisitions by the joint venture during the six months ended June 30, 2011 and the year ended December 31, 2010.

Date	Property	City	State	Gross Value	PGGM’s Contributed Equity	Our Contributed Equity

06/02/11	Village Ten Center (a)	Coon Rapids	MN	$14,569	$2,921	$—
06/02/11	Red Top Plaza (b)	Libertyville	IL	19,762	8,835	10,798
03/08/11	The Shops of Plymouth (a)	Plymouth	MN	9,489	1,937	—
03/01/11	Byerly’s Burnsville (a)	Burnsville	MN	8,170	3,685	—
01/11/11	Joffco Square (b)	Chicago	IL	23,800	4,843	5,784
10/25/10	Diffley Marketplace (b)	Eagan	MN	11,861	2,712	3,315
08/31/10	The Point at Clark (b)	Chicago	IL	28,816	6,464	7,905
07/01/10	Cub Foods (a)	Arden Hills	MN	10,358	4,664	—
07/01/10	Shannon Square Shoppes (a)	Arden Hills	MN	5,465	2,464	—
07/01/10	Woodland Commons (a)	Buffalo Grove	IL	23,340	10,405	—
07/01/10	Mallard Crossing (a)	Elk Grove Village	IL	6,163	2,727	—

				$161,793	$51,657	$27,802

(a)                                  These properties were contributed to the joint venture.

(b)                                 These properties were acquired through the joint venture.

PGGM owns a forty-five percent equity ownership interest and we own a fifty-five percent interest in the venture.  We are the managing partner of the venture, responsible for the day-to-day activities and earns fees for asset management, property management, leasing and other services provided to the venture.  We determined that this joint venture was not a VIE because it did not meet the VIE criteria.  Both partners have the ability to participate in major decisions, as detailed in the joint venture agreement, and therefore, neither partner is deemed to have control of the joint venture.  Therefore, this joint venture is unconsolidated and accounted for using the equity method of accounting.

In February 2011, we took control of Orchard Crossing, a property previously held through our joint venture with Pine Tree.  Prior to the change in control, we accounted for our investment in this property as an unconsolidated entity.

Our control of Orchard Crossing was accounted for as a business combination, which required us to record the assets and liabilities of Orchard Crossing at fair value, which was derived using level three inputs.  We originally valued the property using an internally prepared discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the property.  The allocation of the fair value to the assets acquired in the business combination was not completed during first quarter because the appraisal for the property had not yet been finalized.  We estimated fair value of the debt by discounting the future cash flows of the instrument at a rate currently offered for similar debt instruments.

During the three months ended June 30, 2011, we received the final appraisal and the value was lower than we had previously estimated due to differences in assumptions.  As a result, we retrospectively adjusted the fair value of the property at the acquisition date.  The adjustment to reduce the fair value resulted in a total loss recorded for this transaction of $1,400 which was recorded in the first quarter.  Additionally, we recorded an adjustment to increase depreciation expense for the first quarter by $5.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Orchard Crossing business combination:

Investment properties	$19,800
Other assets	299
Total assets acquired	20,099

Mortgages payable	14,800
Other liabilities	294

Net assets acquired	$5,005

The following table summarizes the investment in Orchard Crossing.

Investments in and advances to unconsolidated joint ventures at December 31, 2010	$6,597
Investments in and advances to unconsolidated joint ventures 2011 activity	(217)
Loss from change in control of investment properties	(1,400)
Closing credits	25
Net assets acquired at February 1, 2011	$5,005

In April 2009, Inland Exchange Venture Corporation (“IEVC”), a taxable REIT subsidiary (“TRS”) of ours, entered into a limited liability company agreement with IPCC, a wholly-owned subsidiary of The Inland Group, Inc. (“TIGI”) that was formerly known as Inland Real Estate Exchange Corporation.  The resulting joint venture was formed to continue our joint venture relationship with IPCC that began in 2006 and to provide replacement properties for investors wishing to complete a tax-deferred exchange through private placement offerings, using properties made available to the joint venture by IEVC.  These offerings are structured to sell tenant-in-common (“TIC”) interests or Delaware Statutory Trust (“DST”) interests, together the “ownership interests,” in the identified property.  We executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  IEVC coordinates the joint venture’s acquisition, property management and leasing functions, and earns fees for providing these services to the joint venture.  We will continue to earn property management and leasing fees on all properties acquired for this venture, including after all interests have been sold to the investors.

During the six months ended June 30, 2011, our joint venture with IPCC acquired 22 investment properties, to be syndicated in two separate offerings.  During the three and six months ended June 30, 2011 and 2010, we earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales, we recorded gains of approximately $240 and $553, for the three and six months ended June 30, 2011, respectively, as compared to $1,536 and $2,010 for the three and six months ended June 30, 2010.  These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

Our proportionate share of the earnings or losses from our unconsolidated joint ventures is reflected as equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, we earn fees for providing property management, leasing and acquisition activities to these ventures.  We recognize fee income equal to our joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income.  During the three and six months ended June 30, 2011, we earned $1,338 and $2,500, respectively, in fee income from our unconsolidated joint ventures, as compared to $876 and $1,507 for the three and six months ended June 30, 2010, respectively.  This fee income increased due in most part to acquisition fees related to sales on properties sold through our joint venture with IPCC.  Acquisition fees are earned on the IPCC joint venture properties as the interests are sold to the investors.  Additionally, the fee income increased due to an increase in management fees on an increased number of properties in unconsolidated joint ventures.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by us are not recorded as discontinued operations because of our continuing involvement with these investment properties.  Differences between our investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from our equity investment recorded at its historical basis versus the fair value of certain of our contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture’s property assets.  During the three and six months ended June 30, 2011, we recorded $500 and $967 respectively, of amortization of this basis difference, as compared to $366 and $733 during the three and six months ended June 30, 2010, respectively.

The unconsolidated joint ventures had total outstanding debt in the amount of $322,626 (total debt, not our pro rata share) at June 30, 2011 that matures as follows:

Joint Venture Entity	2011 (a)	2012	2013	2014	2015	Thereafter	Total

IN Retail Fund LLC	$46,634	47,300	33,509	11,759	22,000	8,000	169,202
NARE/Inland North Aurora I (b)	17,469	—	—	—	—	—	17,469
NARE/Inland North Aurora II	3,549	—	—	—	—	—	3,549
NARE/Inland North Aurora III	13,819	—	—	—	—	—	13,819
PDG/Tuscany Village Venture (c)	9,052	—	—	—	—	—	9,052
PTI Boise LLC (d)	—	2,700	—	—	—	—	2,700
PTI Westfield LLC (e)	7,350	—	—	—	—	—	7,350
TDC Inland Lakemoor LLC (f)	—	22,105	—	—	—	—	22,105
INP Retail LP	—	—	—	—	5,800	40,890	46,690
IRC/IREX Venture II LLC	—	—	—	—	—	30,690	30,690

Total unconsolidated joint venture debt	$97,873	72,105	33,509	11,759	27,800	79,580	322,626

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

We have guaranteed approximately $11,300 of unconsolidated joint venture debt as of June 30, 2011.  The guarantees on three mortgage loans are in effect for the entire term of each respective loan as set forth in the loan documents.  We are required to pay on the guarantee upon the default of any of the provisions in the respective loan documents, unless the default is otherwise waived.  We are required to estimate the fair value of these guarantees and, if material, record a corresponding liability.  We have determined that the fair value of such guarantees are immaterial as of June 30, 2011 and accordingly have not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

When circumstances indicate there may have been a loss in value of an equity method investment, we evaluate the investment for impairment by estimating our ability to recover our investments from future expected cash flows. If we determine the loss in value is other than temporary, we will recognize an impairment charge to reflect the property at fair value, which was derived using level three inputs.  The following impairment losses were recorded at the joint venture entity level during the three and six months ended June 30, 2011 and 2010:

Joint Venture Entity	Three months ended June 30, 2011		Three months ended June 30, 2010	Six months ended June 30, 2011		Six months ended June 30, 2010

NARE/Inland North Aurora I	$7,371		—	7,371		5,550
NARE/Inland North Aurora II	1,200		—	1,200		—
NARE/Inland North Aurora III	8,816		—	8,816		—

	$17,387	(a)	—	17,387	(a)	5,550	(b)

(a)                                  Our pro rata share of this loss, equal to $7,824, is included in equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.

(b)                                 Our pro rata share of this loss, equal to $2,498, is included in equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.

Additionally, during the three and six months ended June 30, 2011 and 2010, we determined that, based on the fair value of the related properties, the investments in certain joint ventures were not recoverable.  Therefore, the following impairment losses were recorded to reflect the investments at fair value, which were derived using level three inputs and are included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.

Joint Venture Entity	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

NARE/Inland North Aurora I	$382	3,933	382	3,933
NARE/Inland North Aurora II	1,535	1,500	1,535	1,500
NARE/Inland North Aurora III	3,306	2,584	3,306	2,584
PDG/Tuscany Village Venture LLC	—	1,356	—	6,807
TDC Inland Lakemoor LLC	—	3,167	—	3,167

	$5,223	12,540	5,223	17,991

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

Within the prevailing economic environment, a number of retailers have delayed new store openings until market conditions substantially improve.  In light of this marketplace reality, we have extended delivery dates for these projects and we will not have the ability to estimate the project completion dates until activity resumes.  .  To provide clarity as to the current status of our development projects, we have divided them into two categories; active projects and land held for future development.

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

We will deploy capital for construction or improvements to development properties only when we have signed commitments from retailers and cannot be sure of their exact nature or amounts until that time.

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

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

Net loss available to common stockholders	$(10,318)	(6,936)	(11,689)	(9,668)
Gain on sale of investment properties	—	(521)	(197)	(521)
Loss from change in control of investment property	—	—	1,400	—
Equity in depreciation and amortization of unconsolidated joint ventures	3,417	3,339	6,680	6,939
Amortization on in-place lease intangibles	1,926	568	3,378	1,134
Amortization on leasing commissions	381	252	718	526
Depreciation, net of noncontrolling interest	10,298	9,438	20,895	18,758

Funds From Operations available to common stockholders	$5,704	6,140	21,185	17,168

Net loss available to common stockholders per weighted average common share — basic and diluted	$(0.12)	(0.08)	(0.13)	(0.11)

Funds From Operations available to common stockholders, per weighted average common share — basic and diluted	$0.06	0.07	0.24	0.20

Weighted average number of common shares outstanding, basic	88,656	85,419	88,259	85,383

Weighted average number of common shares outstanding, diluted	88,746	85,500	88,349	85,463

Distributions declared	$12,686	12,184	25,243	24,357
Distributions per common share	$0.14	0.14	0.29	0.29

Items impacting FFO:

Provision for asset impairment	5,223	12,540	5,223	17,991
Provision for asset impairment included in equity in loss of unconsolidated joint ventures	7,824	—	7,824	2,498
Tax (benefit) expense related to current impairment charges, net of valuation allowance	(1,368)	—	(1,368)	147
Other non-cash adjustments	88	—	511	—

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

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

Loss from continuing operations	$(10,293)	(7,508)	(11,845)	(10,257)
Loss from change in control of investment property	—	—	1,400	—
Net income attributable to noncontrolling interest	(30)	(89)	(66)	(162)
Income tax (benefit) expense of taxable REIT subsidiaries	(1,067)	655	(946)	621
Income from discontinued operations, excluding gains	5	140	25	230
Interest expense	11,078	6,997	22,034	14,784
Interest expense associated with discontinued operations	—	148	—	300
Interest expense associated with unconsolidated joint ventures	2,035	2,678	4,060	5,584
Depreciation and amortization	12,963	10,151	25,398	20,201
Depreciation and amortization associated with discontinued operations	—	199	4	400
Depreciation and amortization associated with unconsolidated joint ventures	3,417	3,339	6,680	6,939

EBITDA available to common stockholders	$18,108	16,710	46,744	38,640

Total Interest Expense	$13,113	9,823	26,094	20,668

EBITDA: Interest Expense Coverage Ratio	$1.4 x	1.7 x	1.8 x	1.9 x

Items impacting EBITDA

Provision for asset impairment	5,223	12,540	5,223	17,991
Provision for asset impairment included in equity in loss of unconsolidated joint ventures	7,824	—	7,824	2,498
Other non-cash adjustments	88	—	511	—

Subsequent Events

On July 18, 2011, we paid a cash distribution of $0.0475 per share on the outstanding shares of our common stock to stockholders of record at the close of business on June 30, 2011.

On July 18, 2011, we announced that we had declared a cash distribution of $0.0475 per share on the outstanding shares of our common stock.  This distribution is payable on August 17, 2011 to the stockholders of record at the close of business on August 1, 2011.

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

	2011 (a)(b)	2012 (a)	2013	2014 (c)(d)	2015	Thereafter	Total	Fair Value (e)

Fixed rate debt	$112,473	58,866	4,169	163,962 (g)	20,791	192,900	553,161	580,953
Weighted average interest rate	4.71%	5.22%	—	5.27%	6.50%	5.58%	5.31%	—

Variable rate debt	$15,040	33,741 (f)	—	231,200	—	—	279,981	264,119
Weighted average interest rate	4.19%	4.28%	—	2.88%	—	—	3.12%	—

(a)

Approximately $45,400 of our mortgages payable mature prior to July 2012. We will soon be in discussions with the various lenders to refinance this maturing debt or will repay the debt using draws on our unsecured line of credit facility. If our attempts to refinance are successful, we anticipate that the average rates on the new borrowings could be up to 50 basis points above the average expiring rates. Finalizing these new borrowings is subject to, among other things, the lenders completing their respective due diligence and negotiating and executing definitive agreements. There is no assurance we will be able to complete these borrowings

(b)

Included in the debt maturing in 2011 is our convertible notes issued during 2006, which mature in 2026. They are included in 2011 because that is the earliest date these notes can be redeemed or the note holders can require us to repurchase their notes. The total for convertible notes above reflects the total principal amount outstanding, in the amount of $80,785. The consolidated balance sheets are presented net of a fair value adjustment of $2,675.

(c)

Included in the debt maturing during 2014 are our unsecured credit facilities, totaling $225,000. After the amendments completed in June 2011, we pay interest only during the term of these facilities at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio. As of June 30, 2011, the weighted average interest rate on outstanding draws on the line of credit facility was 2.95%, and the interest rate on the term loan was 2.94%. These credit facilities require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of June 30, 2011, we were in compliance with these financial covenants.

(d)

Included in the debt maturing in 2014 is our convertible notes issued during 2010, which mature in 2029. They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require us to repurchase their notes. The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215. The consolidated balance sheets are presented net of a fair value adjustment of $1,583.

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

(g)

We have guaranteed a mortgage for $19,000 and we would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document, unless the default is otherwise waived.

The table above does not reflect indebtedness incurred after June 30, 2011.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness, fixed rate debt that matures and needs to be refinanced and hedging strategies used to reduce the impact of any increases in rates.

At June 30, 2011, approximately $279,981, or 34%, of our debt has variable interest rates averaging 3.12%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $350 for the six months ended June 30, 2011.

Equity Price Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices is a result of our investment in securities.  At June 30, 2011, our investment in securities, classified as available for sale, totaled $12,291.  The carrying values of investments in securities subject to equity price risks are based on quoted market prices as of the date of the consolidated balance sheets.  Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  Fluctuation in the market price of a security may result from any number of factors including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments and general market conditions.  Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.  We do not engage in derivative or other hedging transactions to manage our equity price risk.

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

Based on management’s evaluation as of June 30, 2011, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Third Amendment to Amended and Restated Term Loan Agreement dated as of June 23, 2011, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent and the Lenders. (5)

10.2

Third Amendment to Fourth Amended and Restated Credit Agreement dated as of June 23, 2011, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent and the Lenders. (6)

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

101

The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011, is formatted in Extensible Business Reporting Language (“XBRL”):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (7)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

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

(5)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 29, 2011 (file number 001-32185).

(6)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 29, 2011 (file number 001-32185).

(7)

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

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris
President and Chief Executive Officer (principal
executive officer)
Date:	August 3, 2011

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	August 3, 2011

Exhibit Index

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (2)

4.1	Specimen Stock Certificate (3)

4.2	Dividend Reinvestment Plan of the Registrant (4)

10.1

Third Amendment to Amended and Restated Term Loan Agreement dated as of June 23, 2011, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent and the Lenders. (5)

10.2

Third Amendment to Fourth Amended and Restated Credit Agreement dated as of June 23, 2011, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent and the Lenders. (6)

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

101

The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (7)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

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

(5)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 29, 2011 (file number 001-32185).

(6)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 29, 2011 (file number 001-32185).

(7)

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