Form 10-Q
period 2011-09-30
INLAND REAL ESTATE CORP
filed 2011-11-08
CIK 923284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

630-218-8000

(Registrant’s telephone number, including area code)

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

Yes ☐  No ☒

As of November 8, 2011, there were 88,941,630 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION

Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(In thousands, except per share data)

	September 30, 2011 (unaudited)	December 31, 2010
Assets:
Investment properties:
Land	$330,116	345,637
Construction in progress	1,519	142
Building and improvements	983,273	999,723

	1,314,908	1,345,502
Less accumulated depreciation	342,082	326,546

Net investment properties	972,826	1,018,956

Cash and cash equivalents	7,560	13,566
Investment in securities	11,296	10,053
Accounts receivable, net	36,425	37,755
Investment in and advances to unconsolidated joint ventures	93,660	103,616
Acquired lease intangibles, net	29,435	38,721
Deferred costs, net	19,215	17,041
Other assets	14,828	15,133

Total assets	$1,185,245	1,254,841

Liabilities:
Accounts payable and accrued expenses	$42,745	34,768
Acquired below market lease intangibles, net	10,790	10,492
Distributions payable	4,224	4,139
Mortgages payable	435,322	483,186
Unsecured credit facilities	210,000	195,000
Convertible notes	108,450	107,360
Other liabilities	20,443	18,898

Total liabilities	831,974	853,843

Stockholders’ Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; none issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value, 500,000 Shares authorized; 88,912 and 87,838 Shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	889	878
Additional paid-in capital (net of offering costs of $65,684 and $65,322 at September 30, 2011 and December 31, 2010, respectively)	784,613	775,348
Accumulated distributions in excess of net income	(423,427)	(376,480)
Accumulated other comprehensive income (expense)	(7,851)	1,148

Total stockholders’ equity	354,224	400,894

Noncontrolling interest	(953)	104

Total equity	353,271	400,998

Total liabilities and equity	$1,185,245	1,254,841

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Balance Sheets (continued)

September 30, 2011 and December 31, 2010

(In thousands, except per share data)

The following table presents certain assets and liabilities of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheet above as of December 31, 2010.  There were no consolidated VIE assets and liabilities as of September 30, 2011.  The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation.  Reference is made to footnote 3 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of the VIE assets and liabilities.

	September 30, 2011 (unaudited)	December 31, 2010
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Investment properties:
Land	$—	7,292
Building and improvements	—	22,283

	—	29,575
Less accumulated depreciation	—	237

Net investment properties	—	29,338

Acquired lease intangibles, net	—	5,450
Other assets	—	403

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$—	35,191

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Mortgages payable	$—	19,353
Other liabilities	—	615

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$—	19,968

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Operations and Other Comprehensive Income

For the three and nine months ended September 30, 2011 and 2010 (unaudited)

(In thousands except per share data)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Revenues:
Rental income	$30,182	30,113	90,978	86,811
Tenant recoveries	9,884	9,494	33,552	31,312
Other property income	1,002	558	1,969	1,526
Fee income from unconsolidated joint ventures	1,740	915	4,240	2,422
Total revenues	42,808	41,080	130,739	122,071

Expenses:
Property operating expenses	6,235	6,466	22,848	22,631
Real estate tax expense	8,432	8,447	25,199	25,162
Depreciation and amortization	13,031	12,342	38,369	32,483
Provision for asset impairment	—	—	5,223	17,991
General and administrative expenses	3,335	3,012	10,815	9,839
Total expenses	31,033	30,267	102,454	108,106

Operating income	11,775	10,813	28,285	13,965

Other income	433	766	2,194	4,198
Gain (loss) from change in control of investment properties	—	5,122	(1,400)	5,122
Gain on sale of joint venture interest	360	852	913	2,862
Gain on extinguishment of debt	—	1,481	—	1,481
Interest expense	(10,500)	(10,751)	(32,535)	(25,501)
Income (loss) before income tax benefit (expense) of taxable REIT subsidiaries, equity in earnings (loss) of unconsolidated joint ventures and discontinued operations	2,068	8,283	(2,543)	2,127

Income tax benefit (expense) of taxable REIT subsidiaries	209	(313)	1,154	(934)
Equity in earnings (loss) of unconsolidated joint ventures	13	(593)	(8,321)	(4,192)
Income (loss) from continuing operations	2,290	7,377	(9,710)	(2,999)
Income (loss) from discontinued operations	409	(439)	785	431
Net income (loss)	2,699	6,938	(8,925)	(2,568)

Less: Net income attributable to the noncontrolling interest	(46)	(70)	(111)	(232)
Net income (loss) available to common stockholders	2,653	6,868	(9,036)	(2,800)

Other comprehensive income (expense):
Unrealized gain (loss) on investment securities	(2,048)	545	(1,832)	1,338
Reversal of unrealized gain to realized gain on investment securities	(29)	(433)	(1,191)	(1,976)
Unrealized gain (loss) on derivative instruments	(5,321)	—	(5,976)	61

Comprehensive income (loss)	$(4,745)	6,980	(18,035)	(3,377)

Basic and diluted earnings available to common shares per weighted average common share:

Income (loss) from continuing operations	$0.03	0.09	(0.11)	(0.04)
Income (loss) from discontinued operations	—	(0.01)	0.01	.01
Net income (loss) available to common stockholders per weighted average common share — basic and diluted	$0.03	0.08	(0.10)	(0.03)

Weighted average number of common shares outstanding — basic	88,754	85,787	88,426	85,518

Weighted average number of common shares outstanding — diluted	88,870	85,876	88,426	85,518

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Equity

For the nine months ended September 30, 2011 (unaudited)

(Dollars in thousands, except per share data)

Nine months ended September 30, 2011
Number of shares
Balance at beginning of period	87,838
Shares issued from DRP	218
Exercise of stock options	1
Issuance of shares	855
Balance at end of period	88,912

Common Stock
Balance at beginning of period	$878
Proceeds from DRP	3
Issuance of shares	8
Balance at end of period	889

Additional Paid-in capital
Balance at beginning of period	775,348
Proceeds from DRP	1,902
Deferred stock compensation	(155)
Amortization of debt issue costs	33
Exercise of stock options	9
Issuance of shares	7,838
Offering costs	(362)
Balance at end of period	784,613

Accumulated distributions in excess of net income
Balance at beginning of period	(376,480)
Net loss available to common stockholders	(9,036)
Distributions declared	(37,911)
Balance at end of period	(423,427)

Accumulated other comprehensive income (expense)
Balance at beginning of period	1,148
Unrealized loss on investment securities	(1,832)
Reversal of unrealized gain to realized gain on investment securities	(1,191)
Unrealized loss on derivative instruments	(5,976)
Balance at end of period	(7,851)

Noncontrolling interest
Balance at beginning of period	104
Net income attributable to noncontrolling interest	111
Contributions from noncontrolling interest	25
Purchase of noncontrolling interest	(735)
Distributions to noncontrolling interest	(458)
Balance at end of period	(953)

Total equity	$353,271

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2011 and 2010 (unaudited)

(In thousands)

	Nine months ended September 30,2011	Nine months ended September 30, 2010
Cash flows from operating activities:
Net loss	$(8,925)	(2,568)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for asset impairment	5,223	17,991
Depreciation and amortization	38,768	33,409
Amortization of deferred stock compensation	(155)	(18)
Amortization on acquired above/below market leases	(303)	152
Gain on sale of investment properties	(555)	(742)
Income from assumption of investment property	—	(890)
(Gain) loss from change in control of investment properties	1,400	(5,122)
Gain on extinguishment of debt	—	(1,481)
Loss on land condemnation	—	259
Realized gain on investment securities, net	(1,264)	(2,158)
Equity in loss of unconsolidated ventures	8,321	4,192
Gain on sale of joint venture interest	(913)	(2,862)
Straight line rent	(1,423)	(1,047)
Amortization of loan fees	2,806	1,555
Amortization of convertible note discount	1,090	1,063
Distributions from unconsolidated joint ventures	1,070	704
Changes in assets and liabilities:
Restricted cash	1,187	(85)
Accounts receivable and other assets, net	405	4,172
Accounts payable and accrued expenses	3,450	6,592
Prepaid rents and other liabilities	(2,286)	(2,643)
Net cash provided by operating activities	47,896	50,473

Cash flows from investing activities:
Restricted cash	21	(2,639)
Proceeds from sale of interest in joint venture, net	48,398	22,039
(Purchase) sale of investment securities, net	(3,001)	3,414
Purchase of investment properties	(99,756)	(69,573)
Additions to investment properties, net of accounts payable	(30,095)	(14,429)
Proceeds from sale of investment properties, net	5,103	44,475
Proceeds from land condemnation	—	65
Proceeds from change in control of investment properties	499	11,886
Distributions from unconsolidated joint ventures	5,520	7,627
Investment in unconsolidated joint ventures	3,315	(3,754)
Leasing fees	(3,331)	(2,194)
Net cash used in investing activities	(73,327)	(3,083)

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows (continued)

For the nine months ended September 30, 2011 and 2010 (unaudited)

(In thousands)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flows from financing activities:
Proceeds from the DRP	$1,905	1,962
Proceeds from exercise of options	9	—
Issuance of shares, net of offering costs	7,484	12,937
Purchase of noncontrolling interest, net	(710)	(1,157)
Loan proceeds	78,991	52,159
Payoff of debt	(44,011)	(137,305)
Proceeds from term loan	—	10,000
Proceeds from the unsecured line of credit facility	84,425	142,000
Repayments on the unsecured line of credit facility	(69,425)	(67,000)
Convertible notes	—	(15,483)
Loan fees	(2,565)	(5,606)
Distributions paid	(37,826)	(36,506)
Distributions to noncontrolling interest partners	(458)	(536)
Other current liabilities	1,606	—
Net cash provided by (used in) financing activities	19,425	(44,535)

Net increase (decrease) in cash and cash equivalents	(6,006)	2,855

Cash and cash equivalents at beginning of period	13,566	6,719

Cash and cash equivalents at end of period	$7,560	9,574

Supplemental disclosure of cash flow information

Cash paid for interest	$26,283	20,430

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2011 (unaudited)

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

The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and consolidated joint ventures. These entities are consolidated because the Company is the primary beneficiary of a variable interest entity (“VIE”). The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined as having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The third parties’ interests in these consolidated entities are reflected as noncontrolling interest in the accompanying consolidated financial statements. All inter-company balances and transactions have been eliminated in consolidation.

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

September 30, 2011 (unaudited)

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

(2)                                 Investment Securities

At September 30, 2011 and December 31, 2010, investment in securities includes $10,296 and $9,053, respectively, of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value and $1,000 in each period of preferred securities that are recorded at cost. The Company determined that these securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. The Company has recorded an accumulated net unrealized gain of $218 and $3,241 on the accompanying consolidated balances sheets as of September 30, 2011 and December 31, 2010, respectively. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Sales of investment securities available-for-sale during the three and nine months ended September 30, 2011 resulted in gains on sale of $30 and $1,264, respectively, and during the three and nine months ended September 30, 2010, these gains were $477 and $2,158, respectively. These gains are included in other income in the accompanying consolidated statements of operations and other comprehensive income. Dividend income is recognized when received.

The Company evaluates its investments for impairment quarterly. The Company’s policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary. No impairment losses were required or recorded for the three and nine months ended September 30, 2011 and 2010.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$3,250	(1,570)	—	—	3,250	(1,570)

Non-REIT Stock	$199	(23)	—	—	199	(23)

(3)                                 Unconsolidated Joint Ventures

Unconsolidated joint ventures are those in which the Company does not have a controlling financial interest in the joint venture or is not the primary beneficiary of a variable interest entity. The Company accounts for its interest in these ventures using the equity method of accounting. The Company’s profit/loss allocation percentage and related investment in each joint venture is summarized in the following table.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2011 (unaudited)

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at September 30, 2011	Investment in and advances to unconsolidated joint ventures at September 30, 2011	Investment in and advances to unconsolidated joint ventures at December 31, 2010

IN Retail Fund LLC (a)	50%	$19,074	27,275
NARE/Inland North Aurora I, II & III (b)	45%	—	13,139
Oak Property and Casualty	25%	1,302	1,475
TMK/Inland Aurora Venture LLC (b)	40%	2,351	2,531
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC (c) (d)	85%	11,096	17,764
INP Retail LP (e)	55%	46,373	33,464
IRC/IREX Venture II LLC (f)	(g)	13,464	7,968

Investment in and advances to unconsolidated joint ventures		$93,660	103,616

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

Effective June 7, 2010, the Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager. In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture. The joint venture agreement contemplates that, subject to the satisfaction of the conditions described in the governing joint venture documents, the Company will contribute assets from its consolidated portfolio and PGGM will contribute their share of the equity of the properties contributed by the Company and equity for new acquisitions that are identified. This joint venture may acquire up to $270,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets. The equity contributed by PGGM, related to properties contributed by the Company, is held in the joint venture and used as the Company’s equity contribution towards future acquisitions. Under the terms of the agreement, PGGM’s potential equity contribution to the venture may total up to $130,000 and the Company’s maximum equity contribution may total up to $156,000, comprised of net asset contributions. As of September 30, 2011, PGGM’s remaining commitment is approximately $75,000 and the Company’s is $89,000. The joint venture expects to acquire additional assets using leverage consistent with its existing business plan during the next year. The joint venture agreement allows for leverage up to 50 percent of the value of the total portfolio. The table below presents investment property contributions to and acquisitions by the joint venture during the nine months ended September 30, 2011 and the year ended December 31, 2010.

Date	Property	City	State	Gross Value	PGGM’s Contributed Equity	Company’s Contributed Equity

09/21/11	Champlin Marketplace (a)	Champlin	MN	$13,200	$5,978	$7,307
09/19/11	Stuart’s Crossing (b)	St. Charles	IL	12,294	2,390	2,922
06/02/11	Village Ten Center (b)	Coon Rapids	MN	14,569	2,921	3,570
06/02/11	Red Top Plaza (a)	Libertyville	IL	19,762	3,728	4,544
03/08/11	The Shops of Plymouth (b)	Plymouth	MN	9,489	1,937	2,368
03/01/11	Byerly’s Burnsville (b)	Burnsville	MN	8,170	3,685	4,504
01/11/11	Joffco Square (a)	Chicago	IL	23,800	4,896	5,996
10/25/10	Diffley Marketplace (a)	Eagan	MN	11,861	2,712	3,315
08/31/10	The Point at Clark (a)	Chicago	IL	28,816	6,464	7,905
07/01/10	Cub Foods (b)	Arden Hills	MN	10,358	4,664	5,701
07/01/10	Shannon Square Shoppes (b)	Arden Hills	MN	5,465	2,464	3,011
07/01/10	Woodland Commons (b)	Buffalo Grove	IL	23,340	10,405	12,717
07/01/10	Mallard Crossing (b)	Elk Grove Village	IL	6,163	2,727	3,333

				$187,287	$54,971	$67,193

(a)                                  These properties were acquired by the joint venture.

(b)                                 These properties were contributed to the joint venture by the Company.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2011 (unaudited)

As properties are contributed to the Company’s joint venture with PGGM, the net assets are removed from the consolidated financial statements. The table below reflects those properties that became unconsolidated during the nine months ended September 30, 2011.

Net investment properties	$(33,289)
Acquired lease intangibles, net	(606)
Deferred costs, net	(421)
Other assets	(761)
Mortgages payable	20,500
Acquired below market lease intangibles, net	294
Other liabilities	2
Net assets contributed	$(14,281)

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

During the nine months ended September 30, 2011, the Company took control of Orchard Crossing, a property previously held through its joint venture with Pine Tree and during the nine months ended September 30, 2010, the Company took control of Algonquin Commons, a property previously owned through its joint venture with NYSTRS. Prior to the change in control transactions, the Company accounted for its investment in these properties as unconsolidated entities.

The change in control transactions of Orchard Crossing and Algonquin Commons were accounted for as business combinations, which required the Company to record the assets and liabilities of each property at its respective fair value, which was derived using level three inputs.

The Company valued Orchard Crossing using a third party appraisal. The consolidation resulted in a loss to the Company of $1,400. The Company valued Algonquin Commons using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the property. The Company estimated fair value of the debt by discounting the future cash flows of the instrument at a rate currently offered for similar debt instruments. NYSTRS agreed to pay the Company approximately $12,000 in connection with and as part of the acquisition of the property. In addition, the Company agreed to release NYSTRS from future obligations associated with the property. This consolidation resulted in a gain to the Company of $5,122. The loss from Orchard Crossing and the gain from Algonquin Commons are reflected as gain (loss) from change in control of investment properties on the accompanying consolidated statements of operations and other comprehensive income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Orchard Crossing September 30, 2011	Algonquin Commons September 30, 2010

Investment properties	$19,800	102,103
Other assets	299	1,642
Total assets acquired	20,099	103,745

Mortgages payable	14,800	91,035
Other liabilities	294	2,610

Net assets acquired	$5,005	10,100

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2011 (unaudited)

The following table summarizes the investment in Orchard Crossing and Algonquin Commons:

	Orchard Crossing	Algonquin Commons
Investments in and advances to unconsolidated joint ventures prior to change in control transaction	$6,597	16,864
Investments in and advances to unconsolidated joint ventures activity	282	—
Gain (loss) from change in control of investment properties	(1,400)	5,122
Cash received	(499)	(11,886)
Closing credits	25	—
Net assets acquired	$5,005	10,100

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

The joint venture was determined to be a variable interest entity (VIE) under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any ownership interests, the joint venture owns 100% of the ownership interests in the property; and therefore upon initial acquisition, the joint venture consolidates the property.  At the time of first sale of an ownership interest, the joint venture no longer controls the activities that most significantly impact the entity’s economic performance; and therefore, at such time, the property should be deconsolidated and accounted for under the equity method (unconsolidated).  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures until all ownership interests have been sold.  The table below reflects those properties that became unconsolidated during the nine months ended September 30, 2011, and therefore no longer represent the consolidated assets and liabilities of the VIE.  There were no properties that became unconsolidated during the nine months ended September 30, 2010.

Investment properties	$(109,069)
Acquired lease intangibles	(16,143)
Below market lease intangibles	2,503
Mortgages payable	70,413
Net change to investment in and advances to unconsolidated joint ventures at September 30, 2011	$(52,296)

During the nine months ended September 30, 2011, the joint venture with IPCC acquired 22 investment properties, to be syndicated in two separate offerings. During the three and nine months ended September 30, 2011 and 2010, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income. Additionally, in conjunction with the sales, the Company recorded gains of approximately $360 and $913 for the three and nine months ended September 30, 2011, respectively, as compared to $852 and $2,862 for the three and nine months ended September 30, 2010. These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2011 (unaudited)

The Company’s proportionate share of the earnings or losses related to its unconsolidated joint ventures is reflected as equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income. Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures. The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income. During the three and nine months ended September 30, 2011, the Company earned $1,740 and $4,240, respectively, in fee income from its unconsolidated joint ventures, as compared to $915 and $2,422 for the three and nine months ended September 30, 2010, respectively. This fee income increased mostly due to acquisition fees related to sales on properties sold through the Company’s joint venture with IPCC. Acquisition fees are earned on the IPCC joint venture properties as the interests are sold to the investors. Additionally, the fee income increased due to an increase in management fees on an increased number of properties in unconsolidated joint ventures. These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company’s continuing involvement with these investment properties. Differences between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture. Such differences are amortized over depreciable lives of the joint venture’s property assets. During the three and nine months ended September 30, 2011, the Company recorded $509 and $1,475, respectively, of amortization of this basis difference, as compared to $451 and $1,183 during the three and nine months ended September 30, 2010, respectively.

The unconsolidated joint ventures had total outstanding debt in the amount of $368,633 (total debt, not the Company’s pro rata share) at September 30, 2011 that matures as follows:

Joint Venture Entity	2011 (a)	2012	2013	2014	2015	Thereafter	Total

IN Retail Fund LLC	$16,500	47,300	33,342	11,725	22,000	50,280	181,147
NARE/Inland North Aurora I (b) (c)	13,169	4,300	—	—	—	—	17,469
NARE/Inland North Aurora II (c)	3,549	—	—	—	—	—	3,549
NARE/Inland North Aurora III (c)	13,819	—	—	—	—	—	13,819
PDG/Tuscany Village Venture (d)	9,052	—	—	—	—	—	9,052
PTI Boise LLC (e)	—	2,700	—	—	—	—	2,700
PTI Westfield LLC (f)	7,350	—	—	—	—	—	7,350
TDC Inland Lakemoor LLC (g)	—	22,105	—	—	—	—	22,105
INP Retail LP	—	7,000	—	—	5,800	52,290	65,090
IRC/IREX Venture II LLC	—	—	—	—	—	46,352	46,352

Total unconsolidated joint venture debt	$63,439	83,405	33,342	11,725	27,800	148,922	368,633

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

(c)          This loan matured in July 2011. The joint venture is currently working with the lender to extend this debt. The joint venture has continued to make monthly debt service payments and the lender has not taken any negative actions with regards to this matured debt.

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2011 (unaudited)

The Company has guaranteed approximately $11,300 of unconsolidated joint venture debt as of September 30, 2011. The guarantees on three mortgage loans are in effect for the entire term of each respective loan as set forth in the loan documents. The Company is required to pay on a guarantee upon the default of any of the provisions in the respective loan documents, unless the default is otherwise waived. The Company is required to estimate the fair value of these guarantees and, if material, record a corresponding liability. The Company has determined that the fair value of such guarantees are immaterial as of September 30, 2011 and accordingly has not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the property at its fair value, which was derived using level three inputs. The total impairment loss is recorded at the joint venture level.  The Company’s pro rata share of the loss is included in equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Impairment losses for the nine months ended September 30, 2011 and 2010 are presented in the table below. No impairment losses were required or recorded during the three months ended September 30, 2011 and 2010.

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
Joint Venture Entity	Total impairment	Company’s pro rata share	Total impairment	Company’s pro rata share

NARE/Inland North Aurora I	$7,371	3,317	5,550	2,498
NARE/Inland North Aurora II	1,200	540	—	—
NARE/Inland North Aurora III	8,816	3,967	—	—

	$17,387	7,824	5,550	2,498

Additionally, during the nine months ended September 30, 2011 and 2010, the Company determined that, based on the fair value of the related properties, the investments in certain development joint ventures were not recoverable. Therefore, the following impairment losses were recorded to reflect the investments at fair value, which were derived using level three inputs and are included in provision for asset impairment for the nine months ended September 30, 2011 and 2010 on the accompanying consolidated statements of operations and other comprehensive income. No impairment losses were required or recorded during the three months ended September 30, 2011 and 2010.

Joint Venture Entity	Nine months ended September 30, 2011	Nine months ended September 30, 2010

NARE/Inland North Aurora I	$382	3,933
NARE/Inland North Aurora II	1,535	1,500
NARE/Inland North Aurora III	3,306	2,584
PDG/Tuscany Village Venture LLC	—	6,807
TDC Inland Lakemoor LLC	—	3,167

	$5,223	17,991

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2011 (unaudited)

Summarized financial information for the unconsolidated joint ventures is as follows:

Balance Sheet:	September 30, 2011	December 31, 2010

Assets:
Investment in real estate, net	$630,412	506,809
Other assets	62,055	61,243

Total assets	$692,467	568,052

Liabilities:
Mortgage payable	$368,633	281,496
Other liabilities	50,927	44,976

Total liabilities	419,560	326,472

Total equity	272,907	241,580

Total liabilities and equity	$692,467	568,052

Investment in and advances to unconsolidated joint ventures	$93,660	103,616

Statement of Operations:	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Total revenues	$18,528	18,538	52,089	52,687
Total expenses (a)	(19,113)	(19,632)	(72,086)	(64,767)

Loss from continuing operations	$(585)	(1,094)	(19,997)	(12,080)

Inland’s pro rata share of loss from continuing operations (b)	$13	(593)	(8,321)	(4,192)

(a)                                  Total expenses include impairment charges in the amount of $17,387 and $5,550 for the nine months ended September 30, 2011 and 2010, respectively. No impairment charges were required or recorded during the three months ended September 30, 2011 and 2010.

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

September 30, 2011 (unaudited)

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at September 30, 2011 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Available for sale securities	$10,296	—		—

Total assets	$10,296	—		—

Derivative interest rate instruments liabilities	$—	8,068	(a)	—
Variable rate debt	—	—		248,952	(b)
Fixed rate debt	—	—		500,137	(b)

Total liabilities	$—	8,068		749,089

(a)          The Company entered into this interest rate swap as a requirement under a mortgage loan closed in 2010.

(b)         The disclosure is included to provide information regarding the inputs used to determine the fair value of the outstanding debt, in accordance with existing accounting guidance and is not presented in the accompanying consolidated balance sheets at fair value.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders.  The Company has not elected the fair value option with respect to its debt.  The Company’s financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at September 30, 2011 and December 31, 2010.

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

Amounts paid to TIGI and/or its affiliates for services and office space provided to the Company are set forth below.

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Investment advisor	$36	14	76	62
Loan servicing	42	26	89	87
Property tax payment/reduction work	13	84	126	135
Computer services	220	72	595	366
Other service agreements	96	99	335	307
Broker commissions	139	51	300	288
Office rent and reimbursements	102	103	307	308

Total	$648	449	1,828	1,553

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2011 (unaudited)

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

(6)                                 Discontinued Operations

During the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company sold a total of four investment properties and a portion of two investment properties.  The following table summarizes the properties sold, date of sale, indebtedness repaid, approximate sales proceeds, net of closing costs, gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Park Center Plaza (partial)	April 30, 2010	—	829	521	No
Springboro Plaza	August 5, 2010	5,510	6,790	230	No
Northgate Center	September 1, 2010	6,211	1,726	(9)	No
Homewood Plaza	November 29, 2010	—	2,375	1,108	No
Schaumburg Golf Road Retail	February 14, 2011	—	2,090	197	No
Park Center Plaza (partial)	August 18, 2011	—	2,977	358	No

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of September 30, 2011, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at September 30, 2011 and December 31, 2010, the Company has recorded $258 and $264, respectively, of assets and $38 in each period of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three and nine months ended September 30, 2011, the Company has recorded income from discontinued operations of $409 and $785, respectively, including gains on sale of $358 and $555, respectively.  Additionally, for the three months ended September 30, 2010, the Company has recorded a loss from discontinued operations of $439, including a loss on sale of $138, and for the nine months ended September 30, 2010, the Company has recorded income from discontinued operations of $431, including gains on sale of $383.

(7)                                 Operating Leases

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $1,423 and $1,047 for the nine months ended September 30, 2011 and 2010, respectively of rental income for the period of occupancy for which stepped rent increases apply and $19,494 and $18,071 in related accounts receivable as of September 30, 2011 and December 31, 2010, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2011 (unaudited)

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

The Company had no uncertain tax positions as of September 30, 2011.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of September 30, 2011. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2011 and 2010 or in the consolidated balance sheets as of September 30, 2011 and December 31, 2010. As of September 30, 2011, returns for the calendar years 2007 through 2010 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

(9)                                 Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  Mortgage loans outstanding as of September 30, 2011 were $435,322 and had a weighted average interest rate of 5.23%.  Of this amount, $380,448 had fixed rates ranging from 4.85% to 7.65% and a weighted average fixed rate of 5.47% as of September 30, 2011.  The remaining $54,874 of mortgage debt represented variable rate loans with a weighted average interest rate of 3.61% as of September 30, 2011.  As of September 30, 2011, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through June 2021.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

The table below presents the principal amount of mortgage debt maturing each year, including annual amortization of principal, based on mortgage debt outstanding at September 30, 2011 and weighted average interest rates for the debt maturing in each specified period.

	2011 (a)	2012 (a)	2013		2014	2015	Thereafter	Total
Maturing debt:
Fixed rate debt	$22,326	51,866	4,169		134,747 (d)	20,791	146,549	380,448
Variable rate debt	133	33,741 (b)	14,800	(c)	6,200	—	—	54,874

Weighted average interest rate
Fixed rate debt	4.88%	5.21%	—		5.33%	6.50%	5.62%	5.47%
Variable rate debt	—	4.33%	3.24%		0.56%	—	—	3.61%

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2011 (unaudited)

(a)          Approximately $57,950 of the Company’s mortgages payable mature prior to October 2012.  The Company intends to repay the remaining debt maturing in 2011 using available cash and a draw on its unsecured line of credit facility.  The Company will soon be in discussions with the various lenders to refinance the 2012 maturing debt or will repay the debt using available cash or draws on its unsecured line of credit facility.

(b)         The Company has guaranteed a mortgage for $2,700 and it would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document.

(c)          We have guaranteed approximately $7,400 of this mortgage and we would be required to make a payment on this guarantee upon the default of any of the provision in the loan document, unless the default is otherwise waived.

(d)         The Company has agreed through a guaranty and a separate indemnification agreement to be liable upon a default under the Algonquin Commons mortgage loan documents.  Our total potential liability under the guaranty and the indemnity agreement is approximately $18,900.

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

Amounts reported in other comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $1,916 will be reclassified from other comprehensive income (expense) as an increase to interest expense over the next twelve months.

As of September 30, 2011 and December 31, 2010, the Company had the following outstanding interest rate derivative that is designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional

Interest Rate Swap	$60,000

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2011 (unaudited)

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of September 30, 2011 and December 31, 2010.

	Liability Derivatives As of September 30, 2011		Liability Derivatives As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$8,068	Other liabilities	$2,092

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2011.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)
Interest Rate Swaps	Three Months Ended September 30	Nine Months Ended September 30	Income (Effective Portion)	Three Months Ended September 30	Nine Months Ended September 30	Excluded from Effectiveness Testing)	Three Months Ended September 30	Nine Months Ended September 30
2011	$(5,847)	$(7,524)	Interest Expense	$(526)	$(1,548)	Other Expense	$—	$—

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

As of September 30, 2011, the fair value of derivatives in a liability position related to these agreements was $8,068. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $9,123.

(10)                          Unsecured Credit Facilities

On June 24, 2010, the Company entered into an amended and restated term loan agreement and completed a fourth amendment to its line of credit facility, together, the “Credit Agreements.”  Under the term loan agreement, the Company borrowed, on an unsecured basis, $150,000.  The aggregate commitment of the Company’s line is $250,000, which includes a $100,000 accordion feature.  The access to the accordion feature is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.  In conjunction with this amendment, the Company paid approximately $4,400 in fees and costs.  As of September 30, 2011 and December 31, 2010 the outstanding balance on the line of credit facility was $60,000 and $45,000, respectively.  As of September 30, 2011, the Company had up to $90,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2011 (unaudited)

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

The weighted average interest rate on outstanding draws on the line of credit facility was 3.17% and 4.50% as of September 30, 2011 and December 31, 2010, respectively.  The interest rate on the term loan was 3.00% and 4.50% as of September 30, 2011 and December 31, 2010, respectively.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.

The Credit Agreements require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2011, the Company was in compliance with its financial covenants.

(11)                                    Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026 (“Old Notes”).  During the year ended December 31, 2010, the Company repurchased $15,000 of these notes at their face value and exchanged notes with a face value of $29,215 for new 5.0% convertible senior notes due 2029 (“New Notes”). As of September 30, 2011, a combined total of $110,000 in principal face amount of Old Notes and New Notes remained outstanding.

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

Holders of the Old Notes may convert their notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2026, but prior to the close of business on the second business day immediately preceding November 15, 2026, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of Old Notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of September 30, 2011, for each $1 principal amount of Old Notes was 48.2824 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $20.71 per share of common stock.

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2011 (unaudited)

At September 30, 2011 and December 31, 2010, the Company has recorded $1,949 and $650, respectively of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes.  The value assigned to the debt component was the estimated fair value of a similar bond without the conversion feature, which resulted in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance.  The Company has recorded $9,412, at September 30, 2011 and December 31, 2010, which is included in additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the convertible notes.  The debt component was recorded at its fair value, which reflects an unamortized debt discount.  The following table sets forth the debt and equity components included in the consolidated balance sheets at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010

Equity Component (a)	$9,313	9,279

Debt Component	$110,000	110,000
Unamortized Discount (b)	(1,550)	(2,640)

Net Carrying Value	$108,450	107,360

(a)          The equity component is net of equity issuance costs and accumulated amortization of $100 and $133 at September 30, 2011 and December 31, 2010, respectively.

(b)         The unamortized discount will be amortized into interest expense on a monthly basis through November 2011 for the Old Notes and November 2014 for the New Notes.

Total interest expense related to the convertible notes for the three and nine months ended September 30, 2011 and 2010 was calculated as follows:

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Interest expense at coupon rate	$1,299	1,364	3,898	4,255
Discount amortization	363	362	1,090	1,063

Total interest expense (a)	$1,662	1,726	4,988	5,318

(a)          The effective interest rate of the Old Notes is 5.875% and the effective interest rate of the New Notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in November 2006 and August 2010, respectively.

During the three months ended September 30, 2011, the Company identified an immaterial error related to the accounting for convertible note extinguishments that occurred in 2010, 2009 and 2008.  The Company had incorrectly reduced the carry amount of the debt extinguished by its fair value at the date of extinguishment rather than its face value.  The adjustment resulted in an increase to accumulated distributions in excess of net income and a decrease to convertible notes by approximately $3,005 to correct this immaterial error on the Consolidated Balance Sheet as of December 31, 2010. The adjustment also increased gain on extinguishment of debt by approximately $1,481 in the Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2010 and will increase gain on extinguishment of debt by approximately $998 and $526 for the years ended December 31, 2009 and 2008, respectively.   The Company will reflect the revision to its previously issued financial statements in its prospective filings with the SEC.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2011 (unaudited)

In November 2011, $80,785 in face value of convertible notes can be redeemed by the Company or the note holders have the right to require us to repurchase the notes.  The Company expects to use available cash and / or borrowings under its unsecured line of credit facility to repay this debt.  The Company is currently negotiating a new term loan arrangement, the proceeds of which may be used to repay borrowings under its unsecured line of credit facility.  The Company may also fund the repayment of borrowings under its unsecured line of credit facility with cash from operations, net proceeds from debt or equity offerings or proceeds of other borrowings.

(12)                          Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of September 30, 2011 and December 31, 2010, options to purchase 77 and 71 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

As of September 30, 2011, 192 shares of common stock issued pursuant to employment agreements were outstanding, of which 99 have vested.  Additionally, the Company issued 69 shares pursuant to employment incentives of which 42 have vested and five have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method.

The following is reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three months ended September 30, 2011		Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Numerator:
Income (loss) from continuing operations	$2,290		7,377	(9,710)	(2,999)
Income (loss) from discontinued operations	409		(439)	785	431
Net income (loss)	2,699		6,938	(8,925)	(2,568)
Net income attributable to the noncontrolling interest	(46)		(70)	(111)	(232)
Net income (loss) available to common stockholders	$2,653		6,868	(9,036)	(2,800)

Denominator:
Denominator for net income (loss) per common share — basic:
Weighted average number of common shares outstanding	88,754		85,787	88,426	85,518
Effect of dilutive securities:
Unvested restricted shares	116	(a)	89 (a)	— (b)	— (b)
Denominator for net income (loss) per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	88,870		85,876	88,426	85,518

(a)          Unvested restricted shares of common stock have a dilutive impact, although it is not material to the periods presented.

(b)         Unvested restricted shares of common stock, the effect of which would be anti-dilutive, were 116 and 89 as of September 30, 2011 and 2010, respectively.  These shares were not included in the computation of diluted EPS for the nine months ended September 30, 2011 and 2010 because a loss was reported.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2011 (unaudited)

In November 2009, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell shares of its common stock having an aggregate offering amount of up to $100 million from time to time through BMO, acting as sales agent.  Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions (if the Company and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with BMO in this report on Form 10-Q as its ATM issuance program.  As of September 30, 2011, the Company has issued an aggregate of approximately 3,816 shares of its common stock pursuant to the ATM issuance program, since inception.  The Company received net proceeds of approximately $31,691 from the issuance of these shares, which reflects approximately $32,504 in gross proceeds, offset by approximately $813 in commissions and fees.  The Company may use the proceeds for general corporate purposes, which may include repayment of mortgage indebtedness secured by its properties, acquiring real property through wholly-owned subsidiaries or through the Company’s investment in one or more joint venture entities or repaying amounts outstanding on the unsecured line of credit facility, among other things.  As of September 30, 2011, shares representing approximately $67,496 remain available for sale under this issuance program.

(13)                          Segment Reporting

The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Florida, Georgia, Illinois, Indiana, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Washington and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

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

(15)                          Subsequent Events

On October 6, 2011, the Company announced it had issued 2,000 shares of its 8.125% Series A Cumulative Redeemable Preferred Stock at a public offering price of $25.00 per share, for net proceeds of approximately $48,400, after deducting the underwriting discount but before expenses.  Proceeds from the offering were used to initially pay down the balance on the Company’s unsecured line of credit facility.

On October 7, 2011, the Company sold Rose Plaza East and Rose Plaza West, located in Naperville, Illinois to an unaffiliated third party for $5,050.

On October 14, 2011, the Company announced that it had declared a cash distribution of $0.220052 per share on the outstanding shares of its preferred stock.  This distribution is payable on November 15, 2011 to the stockholders of record at the close of business on November 1, 2011.

On October 17, 2011, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on September 30, 2011.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2011 (unaudited)

On October 17, 2011, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on November 17, 2011 to the stockholders of record at the close of business on October 31, 2011.

On October 17, 2011, the Company announced that it is offering to repurchase, at the option of each holder (the “Put Option”), any and all of its outstanding 4.625% Senior Convertible Notes due 2026 (the “Notes”), as required by the terms of the Indenture, dated as of November 13, 2006, as amended by the First Supplemental Indenture, dated as of May 17, 2010, between the Company and Wells Fargo Bank, National Association, as successor trustee to LaSalle Bank National Association, as trustee, conversion agent and paying agent (the “Indenture”). In connection with the Put Option, on October 17, 2011, we distributed a Company Notice to Holders to the holders of the Notes and filed a Schedule TO with the Securities and Exchange Commission. The Put Option will expire at 12:00 midnight, New York City time, on November 14, 2011.

On October 28, 2011, the Company sold Orland Park Retail, located in Orland Park, Illinois to an unaffiliated third party for $975.

On November 1, 2011, the Company purchased Bradley Commons from an unaffiliated third party for approximately $26,020.  The property is located in Bradley, Illinois and contains 174,901 square feet of leasable area.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q (including documents incorporated herein by reference) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 as amended and the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that do not reflect historical facts and instead reflect our management’s intentions, beliefs, expectations, plans or predictions of the future.  Forward-looking statements can often be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Examples of forward-looking statements include, but are not limited to, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to our financial performance, investment strategy or our portfolio, our ability to address debt maturities, our cash flows, our growth prospects, the value of our assets, our joint venture commitments and the amount and timing of anticipated future cash distributions. Forward-looking statements reflect the intent, belief or expectations of our management based on their knowledge and understanding of the business and industry and their assumptions, beliefs and expectations with respect to the market for commercial real estate, the U.S. economy and other future conditions. These statements are not guarantees of future performance, and investors should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A”Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2011 as they may be revised or supplemented by us in subsequent Reports on Form 10-Q and other filings with the SEC.  Among such risks, uncertainties and other factors are market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including dislocations and liquidity disruptions in the credit markets; the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; competition for real estate assets and tenants; impairment charges; the availability of cash flow from operating activities for distributions and capital expenditures; our ability to refinance maturing debt or to obtain new financing on attractive terms; future increases in interest rates; actions or failures by our joint venture partners, including development partners; and factors that could affect our ability to qualify as a real estate investment trust. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

In this report, all references to “we,” “our” and “us” refer collectively to Inland Real Estate Corporation and its consolidated subsidiaries.   All amounts in this Form 10-Q are stated in thousands with the exception of per share amounts, per square foot amounts, number of properties, and number of leases.

Executive Summary

We are a self-managed, publicly traded real estate investment trust (“REIT”) that owns and operates neighborhood, community, power and single tenant retail centers.  We also may construct or develop properties or render services in connection with construction or development. Our investment properties are typically anchored by grocery, drug or discount stores, which provide everyday goods and services to consumers, rather than stores that sell discretionary items.  We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  As of September 30, 2011, no single tenant accounted for more than approximately 7% of annual base rent in our total portfolio.

We are incorporated under Maryland law and have qualified and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes commencing with the tax year ended December 31, 1995.  Since we qualify for taxation as a REIT, we generally are not subject to federal income tax on taxable income that is distributed to stockholders; however, we are subject to a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our stockholders, subject to certain adjustments.  Moreover, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions of the Code we will be subject to federal and state income taxes on our taxable income at regular corporate tax rates.

We engage in certain activities through our wholly owned taxable REIT subsidiaries (“TRS entities”), Inland Venture Corporation (“IVC”) and Inland Exchange Venture Corporation (“IEVC”).  TRS entities engage in activities that would otherwise produce income that would not be REIT qualifying income, such as managing properties owned through our joint ventures. TRS entities are subject to federal and state income and franchise taxes.

Our largest expenses relate to the operation of our properties as well as the interest expense on our mortgages payable and other debt obligations.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.  Pursuant to lease agreements, most tenants are required to reimburse us for some or all of their pro rata share of the real estate taxes and operating expenses of the property.

During the recent economic downturn, our financial results were negatively impacted by increased vacancies, increased time to re-lease vacant spaces, reduced recovery income resulting from the decreased occupancy and lower rental rates on newly signed leases.  As the real estate market has begun to improve, we have experienced an increase in recovery income, which we expect to continue as we work to fill remaining vacancies and restore our occupancy to our historical, pre-recession, mid-90 percent levels.  We have also noticed an increase in market rental rates.  Releasing vacant space has costs, including leasing commissions and tenant improvement allowances, which have the effect of reducing cash flow at the beginning of a new lease.  Additionally, many leases contain tenant concessions, which delay the recognition of rental income during the abatement period.  During the three and nine months ended September 30, 2011, the company recorded $1,351 and $4,472, respectively of tenant concessions and during the three and nine months ended September 30, 2010, these amounts were $1,157 and $3,339, respectively.

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

As of September 30, 2011, we owned interests in 159 investment properties, including 46 properties that we owned indirectly through our unconsolidated joint ventures but not including our development joint venture properties, as the latter had not reached what we believe to be a stabilized occupancy rate.

During the nine months ended September 30, 2011, our leasing activity remained strong and our leasing spreads were positive on both new and renewed leases in our consolidated portfolio.  During the nine months ended September 30, 2011, we executed 38 new, 107 renewal and 60 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately 1,142,000 square feet of our consolidated portfolio.   The 38 new leases comprise approximately 292,000 square feet with an average rental rate of $11.18 per square foot, a 6.5% increase over the average expiring rate.  The 107 renewal leases comprise approximately 535,000 square feet with an average rental rate of $12.98 per square foot, an 8.2% increase over the average expiring rate.  The 60 non-comparable leases comprise approximately 315,000 square feet with an average base rent of $10.30 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements.  During the nine months ended September 30, 2011, the average leasing commission paid on new leases was approximately $5 per square foot, the average cost for tenant improvements was approximately $20 per square foot and the average period given for rent concessions was three to five months.

During the remainder of 2011, 52 leases, comprising approximately 310,000 square feet and accounting for approximately 2.3% of our annualized base rent, will be expiring in our consolidated portfolio.  None of the expiring leases is deemed to be material to our financial results.  The weighted average expiring rate on these leases is $9.06 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

Occupancy as of September 30, 2011, June 30, 2011 and September 30, 2010 for our consolidated, unconsolidated and total portfolios is summarized below:

	As of September 30, 2011	As of June 30, 2011	As of September 30, 2010
Consolidated Occupancy
Leased Occupancy (a)	93.4%	94.2%	92.2%
Financial Occupancy (b)	87.5%	88.8%	87.5%
Same Store Financial Occupancy	88.2%	89.0%	87.6%

Unconsolidated Occupancy (c)
Leased Occupancy (a)	95.9%	95.9%	95.7%
Financial Occupancy (b)	93.4%	92.7%	93.5%
Same Store Financial Occupancy	92.5%	92.3%	93.5%

Total Occupancy

Leased Occupancy (a)	93.8%	94.4%	92.7%
Financial Occupancy (b)	88.5%	89.3%	88.3%
Same Store Financial Occupancy	88.7%	89.3%	88.2%

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

All occupancy calculations exclude seasonal leases.  Total portfolio occupancy rates decreased sequentially primarily due to an early lease termination of a former grocery store, the closing of two Borders locations and the PGGM joint venture’s acquisition of the 89.3-percent-leased Champlin Marketplace during the three months ended September 30, 2011.

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

During 2011, our focus has been on increasing assets under management through our joint ventures with PGGM and IPCC.  Acquisitions for these joint ventures provide us with immediate and ongoing fee income.  Additionally, we will continue to focus on our leasing activity.  We have maintained strong leasing activity during the recent economic downturn and we will continue to work to fill existing vacancies.

Acquisition Strategies

We seek to selectively acquire well-located open air retail centers that meet our investment criteria.  We will, from time to time, acquire properties either without financing contingencies or by assuming existing debt to provide us with a competitive advantage over other potential purchasers requiring financing or financing contingencies.  Additionally, we concentrate our property acquisitions in areas where we have a large market concentration.  In doing this, we believe we are able to attract new retailers to the area as potential tenants and have been successful in leasing additional space to some of our existing tenants.

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

Additionally, we have formed a joint venture to acquire properties that are ultimately sold to investors through a private offering of tenant-in-common (“TIC”) interests or interests in Delaware Statutory Trusts (“DST”).  We earn fees from the joint venture for providing property management, acquisition and leasing services.  We will continue to receive management and leasing fees for those properties under management, even after all of the TIC or DST interests have been sold.

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

Acquisitions and Dispositions

The table below presents investment property acquisitions, including acquisitions through our unconsolidated joint ventures during the nine months ended September 30, 2011 and the year ended December 31, 2010.

Date	Property	City	State	GLA Sq.Ft.	Purchase Price	Cap Rate (g)	Financial Occupancy at time of Acquisition

09/21/11	Champlin Marketplace (a)	Champlin	MN	88,577	$13,200	6.40%	89%
06/14/11	Walgreens (b)	Normal	IL	14,490	5,055	7.22%	100%
06/14/11	Walgreens (b)	Spokane	WA	14,490	5,764	7.20%	100%
06/14/11	Walgreens (b)	Villa Rica	GA	13,650	4,583	7.20%	100%
06/14/11	Walgreens (b)	Waynesburg	PA	14,820	5,402	7.20%	100%
06/14/11	Walgreens (b)	Somerset	MA	13,650	6,549	7.10%	100%
06/14/11	Walgreens (b)	Gallup	NM	14,820	4,674	7.19%	100%
06/02/11	Red Top Plaza (a)	Libertyville	IL	151,840	19,762	7.39%	81%
04/13/11	Bank of America (b) (c)	Portland	OR	—	2,420	6.00%	100%
04/13/11	BB&T Bank (b)	Apopka	FL	2,931	1,547	6.90%	100%
04/13/11	AT&T (b)	Crestview	FL	3,476	1,883	7.20%	100%
04/13/11	CVS (b)	San Antonio	TX	13,813	5,422	7.00%	100%
04/13/11	Advance Auto Parts (b)	Lawrenceville	GA	7,064	1,927	7.25%	100%
04/13/11	Mimi’s Café (b)	Brandon	FL	7,045	2,888	7.60%	100%
04/13/11	Ryan’s Restaurant (b)	Columbia	SC	10,162	3,208	7.95%	100%
04/13/11	Applebee’s (b)	Lewisville	TX	5,911	3,181	7.85%	100%
04/13/11	Capital One (b) (d)	Houston	TX	—	1,500	6.00%	100%
04/13/11	Walgreens (b)	St. Louis	MO	14,490	5,405	6.84%	100%
04/13/11	Verizon (b)	Monroe	NC	4,500	2,979	7.25%	100%
04/13/11	Walgreens (b)	Milwaukee	WI	15,120	5,070	7.25%	100%
04/13/11	Dollar General (b)	Fort Worth	TX	9,142	1,419	7.35%	100%
04/13/11	Applebee’s (b)	Eagan	MN	5,285	2,432	7.40%	100%
04/13/11	Taco Bell (b)	Port St. Lucie	FL	2,049	2,623	7.70%	100%
04/13/11	Buffalo Wild Wings (b)	San Antonio	TX	6,974	3,027	7.70%	100%
03/24/11	Mariano’s Fresh Market (b)	Arlington Heights	IL	66,393	20,800	7.41%	100%
01/11/11	Joffco Square (a)	Chicago	IL	95,204	23,800	7.15%	83%
11/22/10	Roundy’s	Menomonee Falls	WI	103,611	20,722	7.68%	100%
11/15/10	CVS (b)	Elk Grove	CA	12,900	7,689	7.60%	100%
10/25/10	Diffley Marketplace (a)	Eagan	MN	62,656	11,861	6.54%	94%
10/07/10	Walgreens (b)	Island Lake	IL	14,820	4,493	7.50%	100%
09/24/10	University of Phoenix (b)	Meridian	ID	36,773	8,825	8.25%	100%
09/07/10	Harbor Square Plaza (b) (e)	Port Charlotte	FL	20,087	11,250	8.10%	100%
08/26/10	Copp’s (b)	Sun Prairie	WI	61,048	11,700	8.35%	100%
07/08/10	Farnam Tech Center (b)	Omaha	NE	118,239	18,000	7.22%	100%
06/23/10	The Point at Clark (f)	Chicago	IL	95,455	28,816	7.74%	100%

				1,121,485	$279,876

(a)                                  These properties were acquired through our joint venture with PGGM

(b)                                 These properties were acquired through our joint venture with IPCC.

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

(g)                                 The Cap Rate disclosed is as of the time of acquisition and is calculated by dividing the net operating income (“NOI”) by the purchase price.  NOI is defined as net income for the twelve months following the acquisition of the property, calculated in accordance with U.S. GAAP, excluding straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense, less a vacancy factor to allow for potential tenant move-outs or defaults.

During the nine months ended September 30, 2010, we were granted possession of a vacant building at our Orland Park Place Outlots investment property.  Previously, we had a ground lease with a restaurant operator.  Upon default by the tenant, we added this building to our portfolio, according to the lease terms, resulting in income of $890.

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the nine months ended September 30, 2011 and the year ended December 31, 2010.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain (Loss) on Sale

08/18/11	Park Center Plaza (partial)	Tinley Park	IL	61,000	$3,000	$358
07/21/11	Mariano’s Fresh Market (a)	Arlington Heights	IL	66,393	23,430	—
07/21/11	CVS (a) (b)	Elk Grove	CA	12,900	40,313	—
07/21/11	Walgreens (a) (b)	Island Lake	IL	14,820	—	—
07/21/11	Harbor Square Plaza (a) (b)	Port Charlotte	FL	20,087	—	—
07/21/11	Copps’s (a) (b)	Sun Prairie	WI	61,048	—	—
05/25/11	University of Phoenix (a)	Meridian	ID	36,773	10,698	—
02/14/11	Schaumburg Golf Road Retail	Schaumburg	IL	9,988	2,150	197
12/30/10	Bank of America (a) (c)	Moosic	PA	300,000	77,810	—
12/30/10	Bank of America (a) (c)	Las Vegas	NV	85,708	—	—
12/16/10	Farnam Tech Center (a)	Omaha	NB	118,237	21,390	—
12/08/10	Bank of America (a) (d)	Hunt Valley	MD	377,332	97,420	—
12/08/10	Bank of America (a) (d)	Rio Rancho	NM	76,768	—	—
11/29/10	Homewood Plaza	Homewood	IL	19,000	2,500	1,108
09/01/10	Northgate Center	Sheboygan	WI	73,647	8,025	(9)
08/05/10	Springboro Plaza	Springboro	OH	154,034	7,125	230
04/30/10	Park Center Plaza (partial)	Tinley Park	IL	5,089	845	521

				1,492,824	$294,706	$2,405

(a)                                  This property is included as a disposition because all of the TIC or DST interests have been sold through our joint venture with IPCC.  No gain or loss is reflected in this table because the disposition of these properties is not considered a property sale, but rather a sale of ownership interest in the properties.  The gains from these properties are included in gain from sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

(b)                                 The interests in these four properties were sold together as a package.  The sale price of $40,313 was for all four properties.

(c)                                  The interests in the two Bank of America buildings, Moosic, PA and Las Vegas, NV, were sold together as a package.  The sale price of $77,810 was for both properties.

(d)                                 The interests in the two Bank of America buildings, Hunt Valley, MD and Rio Rancho, NM, were sold together as a package.  The sale price of $97,420 was for both properties.

The table below presents development property dispositions, including properties disposed of by our unconsolidated joint ventures, during the year ended December 31, 2010.  No dispositions were completed during the nine months ended September 30, 2011.

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

The use of projected future cash flows is based on management’s assumptions of future operations and is consistent with the strategic plan we use to manage our underlying business. However assumptions about and estimates of about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions and our ultimate investment intent that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment charges of our real estate properties.

Impairment of investments in unconsolidated entities.  We also review our investments in unconsolidated entities.  When circumstances indicate there may have been a loss in value of an equity method investment, we evaluate the investment for impairment by estimating our ability to recover our investment from future expected cash flows. If we determine the loss in value is other than temporary, we will recognize an impairment charge to reflect the investment at fair value. The use of projected future cash flows and other estimates of fair value, the determination of when a loss is other than temporary and the calculation of the amount of the loss are complex and subjective processes. Use of other estimates and assumptions may result in different conclusions. Changes in economic and operating conditions that occur subsequent to our review could impact these assumptions and result in future impairment charges of our equity investments.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management’s evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the life of the related lease for each property as a component of amortization expense. We also consider whether any customer relationship value exists related to the property acquisition.  As of September 30, 2011, we had not allocated any amounts to customer relationships.

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

Consolidation/Equity Accounting Policies.  We consolidate the operations of a joint venture if we determine that we are the primary beneficiary of a variable interest entity (“VIE”).  The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined as having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity.  When we consolidate a VIE, the assets, liabilities and results of operations of the VIE are included in our consolidated financial statements.

In instances where we are not the primary beneficiary of a VIE we use the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with our operations.  Instead our share of operations is reflected as equity in earnings (loss) of unconsolidated joint ventures on our consolidated statements of operations and other comprehensive income.  Additionally, our net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at September 30, 2011 and December 31, 2010 were $7,560 and $13,566, respectively.  The higher cash balance at December 31, 2010 reflects higher prepaid rents and sales activity in our joint venture with IPCC at year-end, the proceeds of which were subsequently used to pay down the balance on our unsecured line of credit facility.  See our discussion of the statements of cash flows for a description of our cash activity during the nine months ended September 30, 2011 and 2010.

We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions could periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, we do not believe the risk is significant based on our review of the rating of the institutions where our cash is deposited.  In 2008, FDIC insurance coverage was increased to $250,000 per depositor at each insured bank.  This increase will be in place until December 31, 2013, at which time it is expected to return to $100,000 per depositor, unless coverage is further extended.  All funds in a non-interest-bearing transaction account are insured in full by the FDIC from December 31, 2010, through December 31, 2012.  This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, earnings we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of September 30, 2011, we were in compliance with all financial covenants applicable to us.  We had up to $90,000 available under our $150,000 line of credit facility and an additional $100,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of other borrowings under the line of credit facility.  The lending group is not obligated to approve access to the additional funds.  We use our cash primarily to pay distributions to our stockholders, for operating and interest expenses at our investment properties, for purchasing additional investment properties, to meet joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

In November 2009, we entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell up to $100 million of our common stock from time to time through BMO, acting as sales agent.  Offers and sales of shares of our common stock may be made in privately negotiated transactions (if we and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  As of September 30, 2011, we have issued an aggregate of approximately 3,816 shares of our common stock pursuant to the ATM issuance program, since inception.  We received net proceeds of approximately $31,691 from the issuance of these shares, comprised of approximately $32,504 in gross proceeds, offset by approximately $813 in commissions and fees.  We may use the proceeds for general corporate purposes, which may include repayment of mortgage indebtedness secured by our properties, acquiring real property through wholly-owned subsidiaries or through our investment in one or more joint venture entities or repaying amounts outstanding on our unsecured line of credit facility, among other things.  As of September 30, 2011, shares representing approximately $67,496 remain available for sale under this issuance program.

As a means of conserving capital in recent years, we deferred making certain capital expenditures, such as roof and parking lot replacements.  Additionally, as a result of the significant leasing activity we experienced during the last half of 2010 and during 2011, we anticipate making significant expenditures related to tenant improvements and leasing commissions throughout 2011.  We anticipate that the costs of these capital improvements, tenant improvements and leasing commissions will be more than $10,000 higher than the average expended in previous years.  We expect to fund these improvements using cash from operations and draws on our unsecured line of credit facility.  During the three and nine months ended September 30, 2011, we incurred $7,879 and $23,948, respectively, in costs for tenant improvements, as compared to $4,411 and $11,275, for the three and nine months ended September 30, 2010, respectively.  Also during the three and nine months ended September 30, 2011, we incurred $1,009 and $3,581, respectively, in costs for leasing commissions, as compared to $1,097 and $2,474, for the three and nine months ended September 30, 2010, respectively.  We do not expect this trend to carry forward into future years.  We expect to complete these deferred capital projects and the work related to our new leases in 2011.  Although we expect to fund these types of projects in the future, we expect the amount of spending on these items will return to levels comparable to years prior to 2011.

Certain joint venture commitments require us to invest cash in properties under development.  In certain cases, this capital has been invested for periods longer than expected.  Due to challenging economic conditions, we initially delayed completion of our development projects from our original 2010 and 2011 completion dates to an additional one to two years.  There has been minimal activity at these development properties and as a result, we will not have the ability to estimate the project completion dates until activity resumes.  Therefore, our investment of $13,447 in our development projects will be committed longer than originally anticipated.  We have also guaranteed approximately $11,300 of current unconsolidated joint venture debt.  These guarantees are in effect for the entire term of each respective loan as set forth in the loan documents.  There is no assurance that we will be able to recover the funds invested in these ventures or that we will earn a return on these invested funds.

We invest in marketable securities of other entities, including REITs.  These investments in available-for-sale securities totaled $11,296 at September 30, 2011, consisting of preferred and common stock investments.  At September 30, 2011, we had recorded an accumulated net unrealized gain of $218 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the three and nine months ended September 30, 2011, we realized gains on sale of $30 and $1,264, respectively, as compared to $477 and $2,158 during the three and nine months ended September 30, 2010, respectively.

As of September 30, 2011, we owned interests in 159 investment properties, including those owned through our unconsolidated joint ventures.  In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements and current distributions.  Monthly debt service requirements are primarily interest only although certain of our secured mortgages require monthly principal amortization.

The following table presents the principal amount of the debt maturing each year, including annual amortization of principal, based on debt outstanding at September 30, 2011:

	2011 (a)	2012	2013		2014 (b) (c)	2015	Thereafter	Total
Maturing debt:
Fixed rate debt	$103,111	51,866	4,169		163,962 (f)	20,791	146,549	490,448
Variable rate debt	133	33,741 (d)	14,800	(e)	216,200	—	—	264,874

Weighted average interest rate
Fixed rate debt	4.68%	5.21%	—		5.27%	6.50%	5.62%	5.30%
Variable rate debt	—	4.33%	3.24%		2.93%	—	—	3.16%

(a)          Included in the debt maturing in 2011 are our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed or the note holders can require us to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $80,785.  The consolidated balance sheets reflect the value of the notes including the remaining unamortized discount of $82.

(b)         Included in the debt maturing during 2014 are our unsecured credit facilities, totaling $210,000.  After the amendments completed in June 2011, we pay interest only during the term of these facilities at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of September 30, 2011, the weighted average interest rate on outstanding draws on the line of credit facility was 3.17%, and the interest rate on the term loan was 3.0%.  These credit facilities require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2011, we were in compliance with these financial covenants.

(c)          Included in the debt maturing in 2014 are our convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require us to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets reflect the value of the notes including the remaining unamortized discount of $1,468.

(d)         We have guaranteed a mortgage for $2,700 and we would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document, unless the default is otherwise waived.

(e)          We have guaranteed approximately $7,400 of this mortgage and we would be required to make a payment on this guarantee upon the default of any of the provision in the loan document, unless the default is otherwise waived.

(f)            We have agreed through a guaranty and a separate indemnification agreement to be liable upon a default under the Algonquin Commons mortgage loan documents.  Our total potential liability under the guaranty and the indemnity agreement is approximately $18,900.

Our mortgages payable are secured by certain of our investment properties.  Mortgage loans outstanding as of September 30, 2011 were $435,322 and had a weighted average interest rate of 5.23%.  Of this amount, $380,448 had fixed rates ranging from 4.85% to 7.65% and a weighted average fixed rate of 5.47% as of September 30, 2011.  The remaining $54,874 of mortgage debt represented variable rate loans with a weighted average interest rate of 3.61% as of September 30, 2011.  Additionally, we had $320,000 of unsecured debt outstanding, comprised of our term loan, line of credit facility and the face value of our convertible notes with a weighted average interest rate of 3.62%.

As of September 30, 2011, approximately $21,750 of consolidated mortgages payable mature and $80,785 in face value of convertible notes can be redeemed or the note holders have the right to require us to repurchase the notes, prior to year end.  We expect to use available cash and / or borrowings under our unsecured line of credit facility to repay this debt.  We are currently negotiating a possible new term loan arrangement of approximately $50,000, the proceeds of which may be used to repay borrowings under our unsecured line of credit facility.  We may also fund the repayment of borrowings under our unsecured line of credit facility with cash from operations, net proceeds from debt or equity offerings or proceeds of other borrowings.

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010:

	2011	2010

Net cash provided by operating activities	$47,896	50,473

Net cash used in investing activities	$(73,327)	(3,083)

Net cash provided by (used in) financing activities	$19,425	(44,535)

2011 Compared to 2010

Net cash provided by operating activities was $47,896 for the nine months ended September 30, 2011, as compared to $50,473 for the nine months ended September 30, 2010.  The decrease in cash provided by operating activities is due primarily to the effect of contributing properties previously wholly-owned to our joint venture with PGGM and the effect of selling properties during the nine months ended September 30, 2011 and the year ended December 31, 2010.

Net cash used in investing activities was $73,327 for the nine months ended September 30, 2011, as compared to $3,083 for the nine months ended September 30, 2010.  The primary reason for the increase in cash used in investing activities was the use of $99,756 to purchase investment properties and $30,095 in additions to investment properties during the nine months ended September 30, 2011, as compared to the use of $69,573 to purchase investment properties and $14,429 in additions to investment properties during the nine months ended September 30, 2010.  Additionally, we received proceeds of $5,103 from the sale of investment properties and $499 from the change in control of investment properties during the nine months ended September 30, 2011, as compared to receiving proceeds of $44,475 from the sale of investment properties and $11,886 from the change in control of investment properties during the nine months ended September 30, 2010.  Partially offsetting the increase in cash used in investing activities was the receipt of $48,398 from the sale of property ownership interests in connection with our joint venture with IPCC during the nine months ended September 30, 2011, as compared to the receipt of $22,039 from the sale of property ownership interests during the nine months ended September 30, 2010.

Net cash provided by financing activities was $19,425 for the nine months ended September 30, 2011, as compared to cash used in financing activities of $44,535 during the nine months ended September 30, 2010.  The primary reason for the increase in cash provided by financing activities was the receipt of $78,991 in loan proceeds while using $44,011 to repay debt during the nine months ended September 30, 2011, as compared to the receipt of $52,159 in loan proceeds, using $137,305 to repay debt and $15,483 to repurchase certain convertible notes during the nine months ended September 30, 2010.  Partially offsetting the increase in cash provided by financing activities was a decrease in net proceeds from our unsecured credit facilities of $70,000 during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2011 and 2010, respectively.  At September 30, 2011, we had ownership interests in 43 single-user retail properties, 64 Neighborhood Centers, 21 Community Centers, 30 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the same three and nine month periods during each year, referred to herein as “same store” properties.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  Net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.

A total of 110 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 9.3 million square feet.  In the table below, “other investment properties” includes activity from properties acquired during the nine months ended September 30, 2011 and the year ended December 31, 2010, two properties in which we took over ownership control from our joint venture partner, properties contributed to our joint ventures and activity from properties owned through our joint venture with IPCC while they were consolidated.   Operations from properties acquired through this joint venture are recorded as consolidated income until those properties become unconsolidated with the first sale of ownership interests to investors.  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations and other comprehensive income.  The “same store” investment properties represent 92% of the square footage of our consolidated portfolio at September 30, 2011.  The following table presents the net operating income, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three and nine months ended September 30, 2011 and 2010 along with reconciliation to net income (loss) available to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Rental income and tenant recoveries:
“Same store” investment properties, 110 properties
Rental income	$26,398	26,307	79,110	78,428
Tenant recovery income	9,215	8,454	30,692	27,923
Other property income	944	479	1,841	1,417
“Other investment properties”
Rental income	3,175	3,321	10,176	7,485
Tenant recovery income	669	1,040	2,860	3,389
Other property income	58	79	128	109
Total rental and additional rental income	$40,459	39,680	124,807	118,751

Property operating expenses:
“Same store” investment properties, 110 properties
Property operating expenses	$4,825	4,649	17,169	16,258
Real estate tax expense	7,648	7,321	22,468	21,859
“Other investment properties”
Property operating expenses	601	695	2,201	1,545
Real estate tax expense	784	1,126	2,731	3,303
Total property operating expenses	$13,858	13,791	44,569	42,965

Property net operating income
“Same store” investment properties	$24,084	23,270	72,006	69,651
“Other investment properties”	2,517	2,619	8,232	6,135
Total property net operating income	$26,601	25,889	80,238	75,786

Other income:
Straight-line rents	553	555	1,378	1,021
Amortization of lease intangibles	56	(70)	314	(123)
Other income	433	766	2,194	4,198
Fee income from unconsolidated joint ventures	1,740	915	4,240	2,422
Gain (loss) from change in control of investment property	—	5,122	(1,400)	5,122
Gain on sale of joint venture interest	360	852	913	2,862
Gain on extinguishment of debt	—	1,481	—	1,481

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiaries	209	(313)	1,154	(934)
Bad debt expense	(809)	(1,122)	(3,478)	(4,828)
Depreciation and amortization	(13,031)	(12,342)	(38,369)	(32,483)
General and administrative expenses	(3,335)	(3,012)	(10,815)	(9,839)
Interest expense	(10,500)	(10,751)	(32,535)	(25,501)
Provision for asset impairment	—	—	(5,223)	(17,991)
Equity in earnings (loss) of unconsolidated ventures	13	(593)	(8,321)	(4,192)

Income (loss) from continuing operations	2,290	7,377	(9,710)	(2,999)
Income (loss) from discontinued operations	409	(439)	785	431
Net income (loss)	2,699	6,938	(8,925)	(2,568)

Less: Net income attributable to the noncontrolling interest	(46)	(70)	(111)	(232)

Net income (loss) available to common stockholders	$2,653	6,868	(9,036)	(2,800)

On a “same store” basis, (comparing the results of operations of the investment properties owned during the three and nine months ended September 30, 2011 with the results of the same investment properties during the three and nine months ended September 30, 2010), property net operating income increased $814 with total rental and additional rental income increasing $1,317 and total property operating expenses increasing $503 for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.  Property net operating income increased $2,355 with total rental and additional rental income increasing $3,875 and total property operating expenses increasing $1,520 for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Net income (loss) available to common stockholders decreased $4,215 and $6,236 for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010.

Rental income increased $91 and $682, on a “same store” basis, for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively, primarily due to the effect of income from new leases previously signed and the end of any associated rent abatement periods.  Total rental income decreased $55 and increased $3,373, for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively, reflecting an increase in rental income from our “other investment properties” during the nine month periods.  The increase is a result of investment properties acquired during the three and nine months ended September 30, 2011 and the year ended December 31, 2010, including the change in control transactions related to Algonquin Commons and Orchard Crossing, and properties owned through our joint venture with IPCC, while they are consolidated.

Tenant recovery income increased $761 and $2,769, on a “same store” basis, for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively, primarily due to an increase in “same store” financial occupancy, which results in the recovery of a higher percentage of property operating and real estate tax expenses.  Total tenant recovery income increased $390 and $2,240 for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively, reflecting an increase in tenant recovery income on our “other investment properties.”

Property operating expenses increased $176 and $911 on a “same store” basis, for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively, primarily due to increased snow removal costs during the nine months ended September 30, 2011.  Total property operating expenses increased $82 and $1,567 for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively.  This increase is a result of investment properties acquired during the three and nine months ended September 30, 2011 and the year ended December 31, 2010, and properties owned through our joint venture with IPCC, while they are consolidated.

Real estate tax expense increased $327 and $609, on a “same store” basis, for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively.  The increase in real estate tax expense during each period can be attributed to changes in assessed values of our investment properties by the various taxing authorities.

Other income decreased $333 and $2,004 for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively, primarily due to decreased gains on the sale of investment securities.  Additionally, during the nine months ended September 30, 2010, we were granted possession of a vacant building at our Orland Park Place Outlots investment property.  Previously, we had a ground lease with a restaurant operator.  Upon default by the tenant, we added this building to our portfolio, according to the lease terms, resulting in income of $890.

Fee income from unconsolidated joint ventures increased $825 and $1,818 for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010.  This increase is mostly due to an increase in acquisition fees earned on sales of interests by our IPCC joint venture and increased management fees related to an increased number of properties under management through our unconsolidated joint ventures and the properties that have been fully sold through our IPCC joint venture.

During the nine months ended September 30, 2011, we recorded a loss from change in control of investment properties of $1,400 related to Orchard Crossing, a property previously owned through our joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”).  During the three and nine months ended September 30, 2010, we recorded a gain from change in control of investment properties of $5,122 related to Algonquin Commons, a property previously owned through our joint venture with New York State Teachers’ Retirement System.  Prior to the change in control transactions, each property was unconsolidated and was accounted for under the equity method of accounting.

Gain on sale of joint venture interest decreased $492 and $1,949 for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively.   This is due to decreased gains on sale in connection with the length of time the properties sold during the nine months ended September 30, 2010 were held in our joint venture with IPCC.

During the three and nine months ended September 30, 2010, we recorded a gain on the extinguishment of debt of $1,481 in conjunction with the repurchase of certain convertible notes.  No such gains were recorded during the three and nine months ended September 30, 2011.

Bad debt expense decreased $313 and $1,350 for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively.  The decrease in bad debt expense is due to fewer tenant bankruptcies and tenant failures.

Depreciation and amortization increased $689 and $5,886 for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively, due to depreciation recorded on Algonquin Commons and Orchard Crossing after the change in control transactions, additional properties owned through our joint venture with IPCC, while they are consolidated, depreciation on new tenant improvement assets for work related to new leases and the write off of tenant improvement assets, as a result of early lease terminations.

General and administrative expenses increased $323 and $976 for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010.  The increase is due to an increase in payroll and related items as a result of additional staff.

Interest expense decreased $251 and increased $7,034 for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively.  The increase in interest expense is primarily due to an increase in interest expense of $4,965 on our mortgages payable, which includes Algonquin Commons for the nine months ended September 30, 2011, as compared to only three months of expense during the nine months ended September 30, 2010 and additional interest on mortgages payable of the properties owned through our joint venture with IPCC, while they were consolidated.  Additionally, interest expense on our unsecured credit facilities increased due to increased rates and outstanding balances and the amortization of loan costs increased related to the fees in connection with the refinance of the unsecured credit facilities in June 2010, as well as the fees for the amendments completed during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, we recorded a provision for asset impairment of $5,223 to record our investment in three development joint ventures at fair value.  During the nine months ended September 30, 2010, we recorded a provision for asset impairment of $17,991 related to five development joint venture projects, to reflect the investments at fair value.

Equity in earnings (loss) of unconsolidated joint ventures increased $606 and decreased $4,129 for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively.  The increase during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 is due to increased net income from properties owned through our unconsolidated joint ventures.  The increase in losses for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was due to impairment losses recorded related to development joint venture properties.  The total impairment loss recorded during the nine months ended September 30, 2011 was $17,387 at the joint venture level.  Our pro rata share of this loss, equal to $7,824, is included in this line item on the accompanying consolidated statements of operations and other comprehensive income.  During the nine months ended September 30, 2010, the total impairment loss recorded was $5,550 at the joint venture level.  Our pro rata share of this loss, equal to $2,498, is included in this line item on the accompanying consolidated statements of operations and other comprehensive income.

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

Joint Ventures

Consolidated joint ventures are those in which we have a controlling financial interest in the joint venture or are the primary beneficiary of a variable interest entity.  The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined as having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  The third parties’ interests in these consolidated entities are reflected as noncontrolling interest in the accompanying consolidated financial statements.  All inter-company balances and transactions have been eliminated in consolidation.

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Reference is made to Note 3, “Unconsolidated Joint Ventures” to the accompanying consolidated financial statements for a discussion of our unconsolidated joint ventures as of September 30, 2011, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Net income (loss) available to common stockholders	$2,653	6,868	(9,036)	(2,800)
(Gain) loss on sale of investment properties	(358)	138	(555)	(383)
(Gain) loss from change in control of investment property	—	(5,122)	1,400	(5,122)
Equity in depreciation and amortization of unconsolidated joint ventures	3,713	3,229	10,393	10,169
Amortization on in-place lease intangibles	1,869	1,990	5,247	3,124
Amortization on leasing commissions	333	280	1,050	806
Depreciation, net of noncontrolling interest	11,121	10,066	32,017	28,823

Funds From Operations available to common stockholders	$19,331	17,449	40,516	34,617

Net income (loss) available to common stockholders per weighted average common share — basic and diluted	$0.03	0.08	(0.10)	(0.03)

Funds From Operations available to common stockholders, per weighted average common share — basic and diluted	$0.22	0.20	0.46	0.40

Weighted average number of common shares outstanding, basic	88,754	85,787	88,426	85,518

Weighted average number of common shares outstanding, diluted	88,870	85,876	88,426	85,518

Distributions declared	$12,668	12,023	37,911	36,380
Distributions per common share	$0.14	0.14	0.43	0.42

Items impacting FFO:

Gain on extinguishment of debt	—	1,481	—	1,481
Provision for asset impairment	—	—	5,223	17,991
Provision for asset impairment included in equity in earnings (loss) of unconsolidated joint ventures	—	—	7,824	2,498
Tax (benefit) expense related to current impairment charges, net of valuation allowance	—	—	(1,368)	147
Other non-cash adjustments	331	—	842	—

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

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Income (loss) from continuing operations	$2,290	7,377	(9,710)	(2,999)
Gain on sale of property	—	(45)	—	(45)
(Gain) loss from change in control of investment property	—	(5,122)	1,400	(5,122)
Net income attributable to noncontrolling interest	(46)	(70)	(111)	(232)
Income tax (benefit) expense of taxable REIT subsidiaries	(209)	313	(1,154)	934
Income (loss) from discontinued operations, excluding gains	51	(301)	230	48
Interest expense	10,500	10,751	32,535	25,501
Interest expense associated with discontinued operations	—	255	—	589
Interest expense associated with unconsolidated joint ventures	2,295	2,118	6,354	7,702
Depreciation and amortization	13,031	12,342	38,369	32,483
Depreciation and amortization associated with discontinued operations	28	142	91	601
Depreciation and amortization associated with unconsolidated joint ventures	3,713	3,218	10,393	10,158

EBITDA available to common stockholders	$31,653	30,978	78,397	69,618

Total Interest Expense	$12,795	13,124	38,889	33,792

EBITDA: Interest Expense Coverage Ratio	$2.5x	2.4x	2.0x	2.1x

Items impacting EBITDA

Gain on extinguishment of debt	—	1,481	—	1,481
Provision for asset impairment	—	—	5,223	17,991
Provision for asset impairment included in equity in earnings (loss) of unconsolidated joint ventures	—	—	7,824	2,498
Other non-cash adjustments	331	—	842	—

Subsequent Events

On October 6, 2011, we announced we had issued 2,000 shares of 8.125% Series A Cumulative Redeemable Preferred Stock at a public offering price of $25.00 per share, for net proceeds of approximately $48,400, after deducting the underwriting discount but before expenses.  Proceeds from the offering were used to initially pay down the balance on the Company’s unsecured line of credit facility.

On October 7, 2011, we sold Rose Plaza East and Rose Plaza West, in Naperville, IL to an unaffiliated third party for $5,050.

On October 14, 2011, we announced that we had declared a cash distribution of $0.220052 per share on the outstanding shares of our preferred stock.  This distribution is payable on November 15, 2011 to the stockholders of record at the close of business on November 1, 2011.

On October 17, 2011, we paid a cash distribution of $0.0475 per share on the outstanding shares of our common stock to stockholders of record at the close of business on September 30, 2011.

On October 17, 2011, we announced that we had declared a cash distribution of $0.0475 per share on the outstanding shares of our common stock.  This distribution is payable on November 17, 2011 to the stockholders of record at the close of business on October 31, 2011.

On October 17, 2011, we announced that we are offering to repurchase, at the option of each holder (the “Put Option”), any and all of its outstanding 4.625% Senior Convertible Notes due 2026 (the “Notes”), as required by the terms of the Indenture, dated as of November 13, 2006, as amended by the First Supplemental Indenture, dated as of May 17, 2010, between the Company and Wells Fargo Bank, National Association, as successor trustee to LaSalle Bank National Association, as trustee, conversion agent and paying agent (the “Indenture”). In connection with the Put Option, on October 17, 2011, we distributed a Company Notice to Holders to the holders of the Notes and filed a Schedule TO with the Securities and Exchange Commission. The Put Option will expire at 12:00 midnight, New York City time, on November 14, 2011.

On October 28, 2011, we sold Orland Park Retail, located in Orland Park, Illinois to an unaffiliated third party for $975.

On November 1, 2011, we purchased Bradley Commons from an unaffiliated third party for approximately $26,020.  The property is located in Bradley, Illinois and contains 174,901 square feet of leasable area.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension based on our view of the current interest rate environment.  The table below presents the principal amount of the debt maturing each year, including annual amortization of principal, through December 31, 2015 and thereafter and weighted average interest rates for the debt maturing in each specified period. The instruments, the principal amounts of which are presented below, were entered into for non-trading purposes.

	2011 (a)(b)	2012 (a)	2013		2014 (c)(d)	2015	Thereafter	Total	Fair Value (e)

Fixed rate debt	$103,111	51,866	4,169		163,962 (h)	20,791	146,549	490,448	500,137
Weighted average interest rate	4.68%	5.21%	—		5.27%	6.50%	5.62%	5.30%	—

Variable rate debt	$133	33,741 (f)	14,800	(g)	216,200	—	—	264,874	248,952
Weighted average interest rate	—	4.33%	3.24%		2.93%	—	—	3.16%	—

(a)          Approximately $57,950 of our mortgages payable mature prior to October 2012.  We intend to repay the remaining debt maturing in 2011 using available cash and a draw on our unsecured line of credit facility.  We will soon be in discussions with the various lenders to refinance the 2012 maturing debt or will repay the debt using available cash or draws on our unsecured line of credit facility.

(b)         Included in the debt maturing in 2011 are our convertible notes issued during 2006, which mature in 2026.  They are included in 2011 because that is the earliest date these notes can be redeemed or the note holders can require us to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $80,785.  The consolidated balance sheets reflect the value of the notes including the remaining unamortized discount of $82.

(c)          Included in the debt maturing during 2014 are our unsecured credit facilities, totaling $210,000.  After the amendments completed in June 2011, we pay interest only during the term of these facilities at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of September 30, 2011, the weighted average interest rate on outstanding draws on the line of credit facility was 3.17%, and the interest rate on the term loan was 3.0%.  These credit facilities require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2011, we were in compliance with these financial covenants.

(d)         Included in the debt maturing in 2014 are our convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require us to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets reflect the value of the notes including the remaining unamortized discount of $1,468.

(e)          The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders (Level 3).

(f)            We have guaranteed a mortgage for $2,700 and we would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document, unless the default is otherwise waived.

(g)         We have guaranteed approximately $7,400 of this mortgage and we would be required to make a payment on this guarantee upon the default of any of the provision in the loan document, unless the default is otherwise waived.

(h)         We have agreed through a guaranty and a separate indemnification agreement to be liable upon a default under the Algonquin Commons mortgage loan documents.  Our total potential liability under the guaranty and the indemnity agreement is approximately $18,900.

The table above does not reflect indebtedness incurred after September 30, 2011.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness, fixed rate debt that matures and needs to be refinanced and hedging strategies used to reduce the impact of any increases in rates.

At September 30, 2011, approximately $264,874, or 35%, of our debt has variable interest rates averaging 3.16%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 0.25% annualized increase in interest rates would have increased our interest expense by approximately $497 for the nine months ended September 30, 2011.

Equity Price Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices is a result of our investment in securities.  At September 30, 2011, our investment in securities, classified as available for sale, totaled $10,296.  The carrying values of investments in securities subject to equity price risks are based on quoted market prices as of the date of the consolidated balance sheets.  Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  Fluctuation in the market price of a security may result from any number of factors including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments and general market conditions.  Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.  We do not engage in derivative or other hedging transactions to manage our equity price risk.

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

Based on management’s evaluation as of September 30, 2011, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.3

Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form 8-A filed with the SEC on October 3, 2011). (3)

4.1	Specimen Stock Certificate (4)

4.2	Dividend Reinvestment Plan of the Registrant (5)

10.1

Purchase Agreement, dated September 29, 2011, by and among Inland Real Estate Corporation, on the one hand, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Underwriters listed on Schedule A attached thereto, on the other hand. (6)

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

101

The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, filed with the Securities and Exchange Commission on November 8, 2011, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (7)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

(2)

Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated April 23, 2010, as filed by the Registrant with the Securities and Exchange Commission on April 23, 2010 (file number 001-32185)

(3)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2011, as filed by the Registrant with the Securities and Exchange Commission on October 5, 2011 (file number 001-32185).

(4)

Incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

(5)	Incorporated by reference to the Registrant’s Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 15, 2009 (file number 333-160582).

(6)

Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2011, as filed by the Registrant with the Securities and Exchange Commission on October 5, 2011 (file number 001-32185).

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

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris
President and Chief Executive Officer (principal
executive officer)
Date:	November 8, 2011

/s/ BRETT A. BROWN

By:	Brett A. Brown
Chief Financial Officer (principal financial and
accounting officer)
Date:	November 8, 2011

Exhibit Index

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (2)

3.3

Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form 8-A filed with the SEC on October 3, 2011). (3)

4.1	Specimen Stock Certificate (4)

4.2	Dividend Reinvestment Plan of the Registrant (5)

10.1

Purchase Agreement, dated September 29, 2011, by and among Inland Real Estate Corporation, on the one hand, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Underwriters listed on Schedule A attached thereto, on the other hand. (6)

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

101

The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, filed with the Securities and Exchange Commission on November 8, 2011, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (7)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2005 (file number 001-32185).

(2)

Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated April 23, 2010, as filed by the Registrant with the Securities and Exchange Commission on April 23, 2010 (file number 001-32185)

(3)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2011, as filed by the Registrant with the Securities and Exchange Commission on October 5, 2011 (file number 001-32185).

(4)

Incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

(5)	Incorporated by reference to the Registrant’s Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 15, 2009 (file number 333-160582).

(6)

Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2011, as filed by the Registrant with the Securities and Exchange Commission on October 5, 2011 (file number 001-32185).

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