Form 10-K
period 2011-12-31
INLAND REAL ESTATE CORP
filed 2012-02-27
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2011

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to

Commission File Number 001-32185

  INLAND REAL ESTATE CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	36-3953261
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  630-218-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange
8.125% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of June 30, 2011, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $680,103,341.

As of February 27, 2012 there were 89,030,851 shares of common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant’s proxy statement for the annual stockholders meeting to be held in 2012 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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

Approximately sixty-five percent of our total retail portfolio (consolidated plus unconsolidated) gross leasable area (“GLA”) is located in the Chicago Metropolitan Statistical Area (“MSA”), with our second largest market concentration being approximately eighteen percent in the Minneapolis-St. Paul MSA.  Tenants at our retail properties primarily provide “everyday” goods and services to consumers.  The primary drivers of our internal income growth are rental rate increases over expiring rates on new and renewal leases and cost savings from operational efficiencies.  As of December 31, 2011, we owned interests in 146 investment properties, including those owned through our unconsolidated joint ventures, comprised of:

•                  Sixty-one neighborhood retail centers totaling approximately 4,249,000 gross leasable square feet;

•                  Twenty-three community centers totaling approximately 3,129,000 gross leasable square feet;

•                  Thirty-two power centers totaling approximately 4,959,000 gross leasable square feet;

•                  One lifestyle center totaling approximately 561,000 gross leasable square feet; and

•                  Twenty-nine single-user properties totaling approximately 1,334,000 gross leasable square feet.

Management has implemented external growth initiatives that utilize our financing, acquisition, leasing and property management expertise to drive incremental income growth.  Our external growth initiatives consist of three types of unconsolidated joint venture activities:  a joint venture with Inland Private Capital Corporation (“IPCC”), formerly Inland Real Estate Exchange Corporation, through which we source, acquire and manage properties for 1031 tenant-in-common (“TIC”) or Delaware Statutory Trust (“DST”) buyers and asset-based joint ventures with New York State Teachers Retirement System (“NYSTRS”) and PGGM Private Real Estate Fund (“PGGM”), through which we source, acquire and manage Midwest retail properties

Our asset-based ventures with NYSTRS and PGGM enable us to generate fee income via the acquisition, leasing, and property management services we provide to the ventures.  The NYSTRS joint venture was formed in 2004 and acquired $312,000 of stabilized retail assets in Midwest markets.  Subsequent to the change in control transaction involving Algonquin Commons during 2010, the joint venture owns $158,000 in acquisition value of retail assets.  The joint venture does not intend to acquire additional assets at this time.  The joint venture agreement expired on October 8, 2011 and has been temporarily extended, at the same terms, through June 30, 2012, while a permanent extension is negotiated.

The PGGM joint venture was formed in June 2010 to acquire up to $270,000 of grocery-anchored and community retail centers in Midwestern U.S. markets.   As of December 31, 2011, the PGGM joint venture had acquired retail assets totaling approximately $153,000 in acquisition value.

Our joint venture with IPCC, formed in 2006, leverages our respective skill sets to access the growth potential of the 1031 TIC and DST market and increase our fee income.  In accordance with the agreement, we source properties and provide financing, acquisition and asset management expertise through the venture, while IPCC provides syndication expertise and access, through Inland Securities Corporation, to a network of broker dealers that market the properties to TIC and DST investors.  We believe our joint venture with IPCC enables us to effectively manage our resources due to the revolving nature of the investment capital and is a capital-efficient means to generate additional acquisition fee income and a long-term management fee income stream which is received for managing properties for TIC and DST entities.  This fee income has proven to be particularly valuable when market turmoil impacts core portfolio performance.

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

Our business is competitive.  We compete with other property owners on the basis of location, rental rates, operating expenses, visibility, quality of the property, volume of traffic, strength and name recognition of other tenants at each location and other factors.  These competitive factors affect the level of occupancy and rental rates that we are able to achieve at our investment properties.  In addition, our tenants compete against other forms of retailing such as catalog companies and e-commerce websites that offer similar retail products.  To remain competitive, we evaluate all of the factors affecting our centers and try to position them accordingly.  We believe that retailers consider consumer demographics; quality, design and location of properties; the diversity of the retailers and anchor tenants at our investment property locations; management and operational expertise; and rental rates, when making their leasing decisions.  Considering these factors, we believe the overall quality and location of our individual properties allow us to effectively compete for retailers in our markets.  Because our revenues are ultimately linked to our tenant’s success, we are indirectly affected by the same competitive factors, such as consumer spending habits and on-line shopping, as our tenants.

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

Tax Status

We have qualified and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for federal income tax purposes commencing with the tax year ended December 31, 1995.  Since we qualify for taxation as a REIT, we generally are not subject to federal income tax on taxable income that is distributed to stockholders; however we are subject to a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our stockholders, subject to certain adjustments.  Moreover, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income.  If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions of the Code, we will be subject to federal and state income taxes on our taxable income at regular corporate tax rates.

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

Employees

As of December 31, 2011, we employed a total of 111 people, none of whom are represented by a union.

Environmental Matters

We review and monitor compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment.  For the year ended December 31, 2011, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate incurring material amounts during the remainder of the current fiscal year or the year ending December 31, 2013.

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

Intellectual Property

The Inland name and our logo are used under license from The Inland Group, Inc. The license permits our use of the Inland name and our logo in connection with the business of acquiring, owning, operating, managing and disposing of neighborhood retail centers and community centers in the continental United States. The term of the license is indefinite but shall be terminable upon the occurrence of certain events, including but not limited to a change of control, the filing of a claim or lien upon a substantial portion of our assets which is not released, expunged or dismissed within 60 days of filing and which would have a material adverse effect on our business or a general assignment of our assets for the benefit of any creditor.

Executive Officers

The following sets forth certain information with regard to our executive officers as of January 1, 2012:

Mark E. Zalatoris, 54.  President and Chief Executive Officer.  Mr. Zalatoris became a full-time employee in July 2000 and was promoted to president and chief executive officer in April 2008.

Brett A. Brown, 47.  Executive Vice President, Chief Financial Officer and Treasurer.  Mr. Brown joined us in May 2004.

Beth Sprecher Brooks, 57.  Senior Vice President, General Counsel and Secretary.  Ms. Brooks joined us in November 2002 and became our general counsel in 2006.

William W. Anderson, 53.  Vice President — Transactions.  Mr. Anderson joined us in July 2000.

D. Scott Carr, 46.  President of Inland Commercial Property Management, Inc. (“ICPM”).  Mr. Carr has been employed by ICPM since 1994.  We acquired ICPM in July 2000.

Certifications

We have filed with the SEC the chief executive officer and chief financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  In addition, we have filed the certification of our chief executive officer with the New York Stock Exchange (“NYSE”) for 2011 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.  Our chief executive officer certified that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of the date of the certification.

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

Leases on approximately 4% of total leased square feet in our consolidated portfolio and approximately 5% in our unconsolidated portfolio expire during 2012.  As leases expire, we may not be able to renew or re-lease space at rates comparable to, or better than, the rates contained in the expiring leases, or at all.  Leases on approximately 436,000 square feet, or approximately 4% of total leased square feet of approximately 9,705,000 in our consolidated portfolio, will expire prior to December 31, 2012.  Leases on approximately 120,000 square feet, or approximately 5% of total leased square feet of approximately 2,336,000 in our unconsolidated portfolio based on our percent ownership, will expire prior to December 31, 2012.  If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, revenues at the impacted properties will decline.  Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases.

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

For example, during the years ended December 31, 2011 and 2009, we recorded approximately $2,841 and $1,824, respectively of such impairment charges related to certain consolidated properties.  The impairment charges were required because we determined that the carrying value of the properties were higher than their fair values and required adjustment.  No impairment charges to consolidated properties were recorded or required during the year ended December 31, 2010.  Similarly, during the years ended December 31, 2011, 2010 and 2009, we recorded approximately $7,824, 2,498 and 14,753, respectively (amounts equal to our pro rata share of impairment charges on certain unconsolidated development joint venture projects) to reflect the properties at fair value and we recorded approximately $5,223, $18,190 and $2,872, respectively in impairment losses to record our investment in certain unconsolidated joint ventures at their fair values.

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

The Exposure Draft does not include a proposed effective date; however, the Boards plan to issue a proposed lease accounting standard in the first half of 2012 followed by a final standard regarding lease accounting in the second half of 2012.

Investment Risks

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends on our preferred and common stock.  As of December 31, 2011, we had approximately $700,417 of indebtedness, $391,202 of which was secured. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds remaining to pay dividends on our preferred and common stock.  Increases in our borrowing and the resulting increase in our leverage could affect our financial condition and make it more difficult for us to comply with our financial covenants governing our indebtedness.

If we pay distributions that exceed our cash flow from operations, we will have less funds available for other purposes and the amount of distributions may not be sustainable.  For the year ended December 31, 2011, we paid distributions totaling approximately $779 and $50,500 to our preferred and common stockholders, respectively.  Our net cash provided by operating activities was approximately $63,274. For the year ended December 31, 2010, we paid distributions totaling approximately $48,885 to our common stockholders.  Our net cash provided by operating activities was approximately $59,523.  To the extent that net cash provided by operating activities declines we may be forced to consider reducing our distributions or the amount that we pay in cash in order to preserve a cushion between the amount of cash distributions paid and net cash provided by operating activities.  To the extent that we pay cash distributions exceeding net cash provided by operating activities, we will have less cash available for other purposes including acquiring new investment properties, funding capital expenditures on existing investment properties, funding cash requirements for our various joint ventures or repaying debt.  If these other requirements cannot be reduced, we will likely be forced to reduce the amount of our cash distributions.

We have changed the amount of our distributions in the past and may change our distribution policy in the future.  Recognizing the need to maintain maximum financial flexibility in light of the state of the capital markets, in 2009 we reduced the amount we paid monthly in distributions to $0.0475 per common share.  We have continued to pay this amount monthly and we currently expect to continue to pay monthly cash dividends at this rate in 2012, but we may change our distribution policy again at any time in the future.

The decision to declare and pay distributions on our common stock in the future, as well as the timing, amount and composition of any future distributions, will depend on our earnings, cash flows from operations, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, the annual distribution requirements under the REIT provisions of the Code, state law and any other factors we deem relevant. Any change in our distribution policy or the amount of distributions we pay to common stockholders could have a material adverse effect on the market price of our common stock as well as on our preferred stock.

Our shareholders have experienced dilution as a result of our recent offerings and they may experience further dilution if we issue additional stock.  The issuance of common stock in our offering completed in May 2009 and our current at-the-market (“ATM”) issuance program and the issuance of preferred stock in October 2011 have, and may continue to have, a dilutive effect on our earnings per share.  Any additional issuances of stock may also further reduce the percentage of our stock owned by investors who do not participate in these future issuances.  Shareholders are not entitled to vote on whether or not we issue additional stock.  In addition, depending on the terms and pricing of an additional offering of our stock and the value of our properties, our shareholders may experience dilution in both the book value and fair value of their shares.

Changes in market conditions could adversely affect the market price of our preferred and common stock.  The trading price of our shares, like other publicly traded equity securities, depends on various market conditions that may change from time to time.  Among the market conditions that could affect the market price of our preferred and common stock are the following:

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

Our investment in preferred and common equity securities have, and may in the future, negatively impact our results.  To enhance the yields available to us on our cash balances, we have invested in a portfolio of preferred and common equity securities issued by other REIT and non-REIT companies.  As of December 31, 2011, the balance of our investment securities was $11,075, net of an unrealized gain of $997.  Fluctuations in the global credit and equity markets can have an impact on the trading price of these securities.  As a result of the severe market decline during the year ended December 31, 2009, we recorded other than temporary impairment charges of approximately $2,660, related to our investment in these securities.  The other than temporary impairment charge was determined primarily based upon the length of time over which these securities had experienced a decline in market value and their ability to recover in the near term, as well as the severity of the decline.  No such impairment charges were recorded or required for the years ended December 31, 2011 and 2010, but we may have to recognize impairment charges or losses related to these investments in future periods.

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

Financing Risks

We often need to borrow money to finance our business.  Our ability to internally fund operating or capital needs is limited since we must distribute at least 90% of our taxable income, subject to certain adjustments, to stockholders to qualify as a REIT.  Consequently, we may have to borrow money to fund operating or capital needs or to satisfy the distribution requirements, imposed by the Code, to maintain status as a REIT.  Borrowing money exposes us to various risks.  For example, our investment properties may not generate enough cash to pay the principal and interest obligations on loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan.  As of December 31, 2011, we owed a total of approximately $700,417.  Approximately $391,202 of this debt is secured by mortgages on our investment properties.  The remaining $309,215 is comprised of unsecured debt reflecting draws on our line of credit facility and borrowings under our term loans and the face value of our convertible notes.

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

A total of approximately $69,635 and $18,763 of our indebtedness, including required monthly principal amortization, matures on or before December 31, 2012 and 2013, respectively.  It is our intention to refinance this debt or we will use available cash and/or borrowings under our unsecured line of credit facility to repay this debt.

As of December 31, 2011, we owed approximately $334,764, or 48% of total outstanding debt, on indebtedness that bore interest at variable rates averaging 3.05%.  These rates are reset each month.  A 1.0% annualized increase in these variable rates would have increased our interest expense by approximately $3,348 for the year ended December 31, 2011.  We may borrow additional amounts that bear interest at variable rates.  If interest rates increase, the amount of interest that we would be required to pay on these borrowings will also increase.  Additionally, if lending requirements become stricter, we may find it difficult to encumber properties with terms similar to our current loan terms.  This could result in a decrease in the number of properties we are able to purchase or interest payments higher than recent historical levels.  Higher interest payments would result in a decrease in the amount of cash available for distribution to holders of our common stock.

We have guaranteed approximately $11,300 of unconsolidated joint venture debt and approximately $28,900 of consolidated debt as of December 31, 2011.  These guarantees are in effect for the entire term of each respective loan.  We would be required to make payments on these guarantees upon the default of any of the provisions in the loan documents, unless the default is otherwise waived.  Approximately $137,092 of total unconsolidated joint venture debt matures during 2012, of which we have guaranteed $11,300.  The joint ventures will soon be in discussions with various lenders to extend or restructure this joint venture debt although there is no assurance that we, or our joint venture partners, will be able to restructure this debt on terms and conditions we find acceptable, if at all.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.  As of December 31, 2011, we had approximately $700,417 in total indebtedness outstanding on a consolidated basis (excluding unconsolidated joint venture debt).  Additionally, there was a total of approximately $394,481 of outstanding debt incurred by our unconsolidated joint ventures, of which our pro rata share was approximately $220,619. Debt to total market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities, is often used by analysts to gauge leverage for REITs such as us.  Our debt to total market capitalization ratio was approximately 49.1%, excluding unconsolidated joint venture debt, and 55.9%, including our pro rata share of unconsolidated joint venture debt, as of December 31, 2011.  This ratio will increase with declines in our stock price which closed at $7.61 on December 30, 2011 or with increases in our borrowing, all of which could have an adverse effect on the trading price of our stock.  In addition, our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes.  Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.  In addition, a greater amount of debt relative to our peer group could have a negative effect on our stock price.

Covenants in our debt agreements could adversely affect our financial condition.  The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to borrow additional monies secured by the property or to discontinue insurance coverage, among other things.  Covenants on our unsecured line of credit facility also limit our ability to incur indebtedness above certain levels and require us to satisfy certain conditions before borrowing, such as maintaining certain total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt.  If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan unless we are able to repay the loan.  Failure to comply with these covenants could cause a default under the applicable debt agreement, and we may then be required to repay this debt.  Under those circumstances, we may not have sufficient resources to repay this debt.

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

Potential liability for environmental contamination could result in substantial costs.  Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties simply because of our current or past ownership or operation of our real estate.  If environmental problems arise, we may have to make substantial payments because:

•                  as owner or operator we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;

•                  the law typically imposes clean up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;

•                  even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the cleanup costs; and

•                  governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

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

Item 2.  Properties

As of December 31, 2011, we owned fee simple interests in 108 investment properties, excluding unconsolidated joint ventures, comprised of 22 single-user retail properties, 45 Neighborhood Retail Centers, 15 Community Centers, 1 Lifestyle Center and 25 Power Centers.  These investment properties are located in the states of Florida (1), Illinois (66), Indiana (7), Michigan (1), Minnesota (22), Missouri (1), Nebraska (1), Ohio (2), Tennessee (1) and Wisconsin (6).  Most tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.  For additional details related to investment property encumbrances, see “Real Estate and Accumulated Depreciation” (Schedule III) herein.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)		Average Rent Per Square Foot (2)	Anchor Tenants (3)

Single-User Retail Properties

10th Street Center (f/k/a Cub Foods) Indianapolis, IN	67,541	03/99	1991	0%		$—	None

Bally Total Fitness St. Paul, MN	43,000	09/99	1998	100	%(4)	12.60	Bally Total Fitness (4)

Carmax Schaumburg, IL	93,333	12/98	1998	100%		22.47	Carmax

Carmax Tinley Park, IL	94,518	12/98	1998	100%		20.36	Carmax

Cub Foods Buffalo Grove, IL	56,192	06/99	1999	100%		14.02	Cub Foods (sublet to Great Escape)

Cub Foods Hutchinson, MN	60,208	01/03	1999	100	%(4)	9.79	Cub Foods (4)

Disney Celebration, FL	166,131	07/02	1995	100%		16.53	Walt Disney World

Dominick’s Countryside, IL	62,344	12/97	1975 / 2001	100%		4.28	Dominick’s Finer Foods

Dominick’s Schaumburg, IL	71,400	05/97	1996	100%		18.53	Dominick’s Finer Foods

Food 4 Less Hammond, IN	71,313	05/99	1999	100%		11.80	Dominick’s Finer Foods (sublet to Food 4 Less)

Glendale Heights Retail Glendale Heights, IL	68,879	09/97	1997	100	%(4)	11.90	Dominick’s Finer Foods (4)

Grand Traverse Crossings Traverse City, MI	21,337	01/99	1998	0%		—	None

Home Goods Coon Rapids, MN	25,145	10/05	2005	100%		13.74	Home Goods

Michael’s Coon Rapids, MN	24,240	07/02	2001	100%		12.25	Michael’s

PetsMart Gurnee, IL	25,692	04/01	1997	100%		15.17	PetsMart

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)

Single-User Retail Properties

Pick ‘N Save Waupaca, WI	63,780	03/06	2002	100%	$10.92	Pick ‘N Save

Rite-Aid Chattanooga, TN	10,908	05/02	1999	100%	21.26	Rite Aid

Riverdale Commons Outlot Coon Rapids, MN	6,566	03/00	1999	100%	19.50	None

Roundy’s Menomonee Falls, WI	103,611	11/10	2010	100%	16.25	Super Pick ‘N Save

Staples Freeport, IL	24,049	12/98	1998	100%	11.50	Staples

Verizon Joliet, IL	4,504	05/97	1995	100%	39.51	None

Walgreens Jennings, MO	15,120	10/02	1996	100%	13.60	Walgreens (5)

Neighborhood Retail Centers

22nd Street Plaza Outlot Oakbrook Terrace, IL	9,970	11/97	1985/ 2004	100%	43.99	None

Aurora Commons Aurora, IL	126,908	01/97	1988	85%	9.33	Jewel Food Stores

Berwyn Plaza Berwyn, IL	15,726	05/98	1983	100%	11.32	Deal$

Big Lake Town Square Big Lake, MN	67,858	01/06	2005	100%	12.29	Coborn’s Super Store

Brunswick Market Center Brunswick, OH	119,540	12/02	1997 / 1998	97%	11.82	Buehler’s Food Markets

Butera Market Naperville, IL	67,632	03/95	1991	97%	9.16	Butera Finer Foods

Cliff Lake Centre Eagan, MN	74,182	09/99	1988	96%	12.25	None

Downers Grove Market Downers Grove, IL	103,419	03/98	1998	99%	17.96	Dominick’s Finer Foods

Dunkirk Square (f/k/a Maple Grove Retail) Maple Grove, MN	79,130	09/99	1998	97%	13.77	Rainbow

Eastgate Center Lombard, IL	129,101	07/98	1959 / 2000	78%	7.97	Schroeder’s Ace Hardware
						Illinois Secretary of State
						Illinois Dept of Employment

Edinburgh Festival Brooklyn Park, MN	91,536	10/98	1997	93%	8.62	Knowlan’s Super Market

Elmhurst City Centre Elmhurst, IL	39,090	02/98	1994	81%	15.31	Walgreens (5)

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)

Neighborhood Retail Centers

Gateway Square Hinsdale, IL	40,115	03/99	1985	80%	$25.58	None

Golf Road Plaza Niles, IL	25,992	04/97	1982	100%	12.00	None

Grand Hunt Center Outlot Gurnee, IL	21,194	12/96	1996	100%	18.67	None

Hammond Mills Hammond, IN	7,488	12/98	1998/2011	73%	24.91	None

Hartford Plaza Naperville, IL	43,762	09/95	1995	82%	11.96	The Tile Shop

Hawthorn Village Commons Vernon Hills, IL	98,806	08/96	1979	90%	11.79	Dominick’s Finer Foods
						Deal$

Hickory Creek Marketplace Frankfort, IL	55,831	08/99	1999	74%	17.16	None

Iroquois Center Naperville, IL	140,981	12/97	1983	72%	11.83	Planet Fitness
						Xilin Association
						Big Lots

Medina Marketplace Medina, OH	92,446	12/02	1956 / 2010	100%	11.10	Giant Eagle, Inc

Mundelein Plaza Mundelein, IL	16,803	03/96	1990	100%	16.78	None

Nantucket Square Schaumburg, IL	56,981	09/95	1980	88%	13.68	Go Play

Oak Forest Commons Oak Forest, IL	108,330	03/98	1998	81%	12.22	Food 4 Less
						O’Reilys Automotive

Oak Forest Commons III Oak Forest, IL	7,424	06/99	1999	40%	10.24	None

Oak Lawn Town Center Oak Lawn, IL	12,506	06/99	1999	85%	27.99	None

Orland Greens Orland Park, IL	45,031	09/98	1984	88%	12.11	Dollar Tree
						Spree Look Good, Do Good

Park Square Brooklyn Park, MN	136,664	08/02	1986 / 1988/2006	100%	10.74	Rainbow
						Planet Fitness

Park St. Claire Schaumburg, IL	11,859	12/96	1994	100%	16.59	None

Plymouth Collection Plymouth, MN	45,915	01/99	1999	100%	19.45	Golf Galaxy

Quarry Outlot Hodgkins, IL	9,650	12/96	1996	100%	34.76	None

River Square Naperville, IL	58,260	06/97	1988/2000	81%	24.33	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)		Average Rent Per Square Foot (2)	Anchor Tenants (3)

Neighborhood Retail Centers

Riverplace Center Noblesville, IN	74,414	11/98	1992	98	%(4)	$8.46	Food 4 Less
							Fashion Bug

Rose Plaza Elmwood Park, IL	24,204	11/98	1997	100%		19.11	Binny’s Beverage Depot

Schaumburg Plaza Schaumburg, IL	61,485	06/98	1994	65%		14.50	None

Shingle Creek Brooklyn Center, MN	39,456	09/99	1986	91%		12.04	None

Shops at Coopers Grove Country Club Hills, IL	72,518	01/98	1991	100	%(4)	5.36	Michael’s Fresh Market

Six Corners Plaza Chicago, IL	80,596	10/96	1966/ 2005	99%		12.87	Bally Total Fitness
							Conway

St. James Crossing Westmont, IL	49,994	03/98	1990	56%		20.50	None

Townes Crossing Oswego, IL	105,989	08/02	1988	89%		11.58	Jewel Food Stores

Wauconda Crossings Wauconda, IL	90,290	08/06	1997	96	%(4)	13.88	Dominick’s Finer Foods (4)
							Walgreens

Wauconda Shopping Center Wauconda, IL	34,137	05/98	1988	100%		11.88	Dollar Tree

Westriver Crossing Joliet, IL	32,452	08/99	1999	72%		19.20	None

Winnetka Commons New Hope, MN	42,415	07/98	1990	80%		11.55	Walgreen’s (sublet to
							Frattalone’s Hardware)

Woodland Heights Streamwood, IL	120,436	06/98	1956/ 1997	88%		7.84	Jewel Food Stores
							U.S. Postal Service

Community Centers

Apache Shoppes Rochester, MN	60,780	12/06	2005/ 2006	73%		14.44	Trader Joe’s
							Chuck E. Cheese

Bergen Plaza Oakdale, MN	258,720	04/98	1978	90%		6.80	K-Mart
							Rainbow
							Dollar Tree

Bohl Farm Marketplace Crystal Lake, IL	97,287	12/00	2000	99%		13.94	Dress Barn
							Barnes & Noble
							Buy Buy Baby

Burnsville Crossing Burnsville, MN	97,210	09/99	1989/2010	93%		10.69	PetsMart
							Becker Furniture World

Chestnut Court Darien, IL	169,915	03/98	1987/2009	86	%(4)	11.81	Office Depot (4)
							X-Sport Gym
							Tuesday Morning
							Factory Card Outlet
							JoAnn Stores
							Oakridge Hobbies & Toys

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)		Average Rent Per Square Foot (2)	Anchor Tenants (3)

Community Centers

Four Flaggs Niles, IL	304,603	11/02	1973 / 1998/2010	100%		$10.29	Ashley Furniture
							Jewel Food Stores
							Global Rehabilitation
							Sweet Home Furniture
							JoAnn Stores
							Office Depot
							PetsMart
							Marshall’s
							Old Navy
							Shoe Carnival

Four Flaggs Annex Niles, IL	21,425	11/02	1973 / 2001/2010	100%		20.83	Party City

Lake Park Plaza Michigan City, IN	114,867	02/98	1990	82%		5.90	JoAnn Stores
							Hobby Lobby
							Factory Card Outlet

Oliver Square West Chicago, IL	77,637	01/98	1990	66%		3.25	Tampico Fresh Market

Orchard Crossing Ft. Wayne, IN	118,244	04/07	2008	85%		13.34	Gordman’s
							Dollar Tree

Park Center Tinley Park, IL	128,390	12/98	1988	81%		13.88	Charter Fitness
							Chuck E. Cheese
							Old Country Buffet
							Sears Outlet

Skokie Fashion Square Skokie, IL	84,580	12/97	1984/2010	46%		13.75	Ross Dress for Less

Skokie Fashion Square II Skokie, IL	7,151	11/04	1984/2010	100%		42.94	None

The Plaza Brookfield, WI	107,952	02/99	1985	93%		14.22	CVS
							Guitar Center
							Hooters of America
							Stan’s Bootery

Two Rivers Plaza Bolingbrook, IL	57,900	10/98	1994	91	%(4)	12.32	Marshall’s
							Party City (4)

Power Centers

Baytowne Shoppes/Square Champaign, IL	118,305	02/99	1993	90%		12.90	Staples
							PetsMart
							Party City
							Citi Trends
							Ulta

Bradley Commons Bradley, IL	174,782	11/11	2007/2011	93%		13.36	Shoe Carnival
							Ulta
							Bed, Bath & Beyond
							Dick’s Sporting Goods
							Petco

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)		Average Rent Per Square Foot (2)	Anchor Tenants (3)

Power Centers

Crystal Point Crystal Lake, IL	357,914	07/04	1976/ 1998	95%		$9.73	Best Buy
							K-Mart
							Bed, Bath & Beyond
							The Sports Authority
							Cost Plus
							Ross Dress for Less
							The Fresh Market

Deer Trace Kohler, WI	149,924	07/02	2000	98%		10.04	Elder Beerman
							TJ Maxx
							Michael’s
							Dollar Tree
							Ulta

Deer Trace II Kohler, WI	24,292	08/04	2003/ 2004	100%		17.85	None

Joliet Commons Joliet, IL	158,853	10/98	1995	100%		13.30	Cinemark
							PetsMart
							Barnes & Noble
							Old Navy
							Party City
							Old Country Buffet
							JoAnn Stores

Joliet Commons Phase II Joliet, IL	40,395	02/00	1999	100%		12.47	Office Max

Lansing Square Lansing, IL	233,508	12/96	1991	8%		17.55	None

Mankato Heights Mankato, MN	155,173	04/03	2002	94%		13.09	TJ Maxx
							Michael’s
							Old Navy
							Pier 1 Imports
							Petco
							Famous Footwear

Maple Park Place Bolingbrook, IL	214,455	01/97	1992/ 2004	98	%(4)	12.22	X-Sport Gym
							Office Depot (4)
							The Sports Authority
							Best Buy
							Ross Dress for Less

Naper West Naperville, IL	214,109	12/97	1985/2009	88%		9.76	Barrett’s Home Theater Store
							JoAnn Stores
							Sears Outlet
							Ross Dress for Less

Orland Park Place Outlots Orland Park, IL	11,900	08/07	2007	0%		1.34	Olympic Flame

Park Avenue Centre Highland Park, IL	64,943	06/97	1996/ 2005	100%		11.32	Staples
							TREK Bicycle Store
							Illinois Bone and Joint

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)

Power Centers

Park Place Plaza St. Louis Park, MN	88,999	09/99	1997/ 2006	100%	$15.67	Office Max
						PetsMart

Pine Tree Plaza Janesville, WI	187,413	10/99	1998	98%	10.97	Gander Mountain
						TJ Maxx
						Staples
						Michaels
						Old Navy
						Petco
						Famous Footwear

Riverdale Commons Coon Rapids, MN	175,802	09/99	1999	100%	13.28	Rainbow
						The Sports Authority
						Office Max
						Petco
						Party City

Rivertree Court Vernon Hills, IL	308,862	07/97	1988/2011	90%	13.22	Best Buy
						Discovery Clothing
						Office Depot
						TJ Maxx
						Michaels Stores
						Ulta Salon
						Old Country Buffet
						Harlem Furniture
						Gordman’s

Rochester Marketplace Rochester, MN	70,213	09/03	2001/ 2003	100%	15.44	Staples
						PetsMart

Salem Square Countryside, IL	116,992	08/96	1973 / 1985/2009	100%	8.60	TJ Maxx
						Marshall’s

Schaumburg Promenade Schaumburg, IL	91,831	12/99	1999	100%	14.49	Ashley Furniture
						DSW Shoe Warehouse
						Casual Male

Shakopee Outlot Shakopee, MN	12,285	03/06	2007	85%	20.06	None

Shakopee Valley Marketplace Shakopee, MN	146,362	12/02	2000 / 2001	100%	9.83	Kohl’s
						Office Max

Shoppes at Grayhawk Omaha, NE	81,000	02/06	2001/ 2004	90%	15.20	Michael’s

Shops at Orchard Place Skokie, IL	159,091	12/02	2000	97%	27.04	Best Buy
						DSW Shoe Warehouse
						Ulta Salon
						Pier 1 Imports
						Petco
						Walter E. Smithe
						Party City

University Crossings Mishawaka, IN	111,651	10/03	2003	97%	13.77	Marshall’s
						Petco
						Dollar Tree Stores
						Pier 1 Imports
						Ross Medical Education Center
						Babies’ R’ Us

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)

Lifestyle Centers

Algonquin Commons Algonquin, IL	560,972	02/06	2004 / 2005	90%	$14.01	PetSmart
						Office Max
						Pottery Barn
						Old Navy
						DSW Shoe Warehouse
						Discovery Clothing
						Dick’s Sporting Goods
						Trader Joe’s
						Ulta
						Charming Charlie
						Sears Outlet
						Ross Dress for Less
						Gordman’s

Total	9,705,014			89%	$12.85

As of December 31, 2011, we owned fee simple interests in 38 investment properties through our unconsolidated joint ventures and Delaware Statutory Trust interests in the six Walgreens properties, comprised of 7 single-user retail properties, 16 Neighborhood Retail Centers, 8 Community Centers, and 7 Power Centers.  These investment properties are located in the states of Georgia (1), Illinois (21), Kentucky (1), Massachusetts (1), Minnesota (9), New Mexico (1), Pennsylvania (1), Washington (1) and Wisconsin (2).  Tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)		Average Rent Per Square Foot (2)	Anchor Tenants (3)

Single-User Retail Properties

Cub Foods Arden Hills, MN	68,442	03/04	2003	100%		$13.44	Cub Foods

Walgreens Gallup, NM	14,820	06/11	2005	100%		22.67	Walgreen’s (5)

Walgreens Normal, IL	14,490	06/11	2010	100%		25.12	Walgreen’s (5)

Walgreens Somerset, MA	13,650	06/11	2011	100%		34.07	Walgreen’s (5)

Walgreens Spokane, WA	14,490	06/11	2002	100%		28.64	Walgreen’s (5)

Walgreens Villa Rica, GA	13,650	06/11	2008	100%		24.18	Walgreen’s (5)

Walgreens Waynesburg, PA	14,820	06/11	2008	100%		26.25	Walgreen’s (5)

Neighborhood Retail Centers

Byerly’s Burnsville Burnsville, MN	72,339	09/99	1988	98%		11.25	Byerly’s Food Store
							Erik’s Bike Shop

Caton Crossing Plainfield, IL	83,792	06/03	1998	95	%(4)	14.44	Strack & Van Til

Champlin Marketplace Champlin, MN	88,577	09/11	1999/2005	89%		12.33	Cub Foods

Cobbler Crossing Elgin, IL	102,643	05/97	1993	91%		11.58	Jewel Food Stores

Diffley Marketplace Egan, MN	62,656	10/10	2008	98%		14.05	Cub Foods

Forest Lake Marketplace Forest Lake, MN	93,853	09/02	2001	95%		13.06	Cub Foods

Mallard Crossing Elk Grove Village, IL	82,929	05/97	1993	95%		7.66	Food 4 Less

Mapleview Grayslake, IL	105,642	03/05	2000 / 2005	83%		13.91	Jewel Food Stores

Marketplace at Six Corners Chicago, IL	116,975	11/98	1997	100%		16.52	Jewel Food Store
							Marshall’s

Ravinia Plaza Orland Park, IL	101,384	11/06	1990	70%		15.88	Pier 1 Imports
							House of Brides

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)		Average Rent Per Square Foot (2)	Anchor Tenants (3)

Neighborhood Retail Centers

Red Top Plaza Libertyville, IL	151,840	06/11	1981/2008	81%		$13.81	Jewel Food Stores

Regal Showplace Crystal Lake, IL	96,928	03/05	1998	98%		19.19	Regal Cinemas

Shannon Square Shoppes Arden Hills, MN	29,196	06/04	2003	100	%(4)	17.14	None

Stuart’s Crossing St. Charles, IL	85,529	08/98	1999	98%		13.90	Jewel Food Stores

The Shoppes at Mill Creek Palos Park, IL	102,422	03/98	1989	91%		13.34	Jewel Food Stores

The Shops of Plymouth Town Center Plymouth, MN	84,003	03/99	1991	100%		10.73	The Foursome, Inc.
							Cub Foods.

Community Centers

Brownstones Shopping Center Brookfield, WI	137,821	11/11	1989/2009	96%		14.17	Metro Market
							TJ Maxx

Chatham Ridge Chicago, IL	175,991	02/00	1999	100%		18.49	Food 4 Less
							Marshall’s
							Bally Total Fitness

Elston Plaza Chicago, IL	88,218	12/11	1983/2010	90%		14.65	Jewel Food Stores
							O’Reilly Auto Parts

Greentree Centre & Outlot Racine, WI	169,268	02/05	1990/1993	94%		8.14	Pick ‘N Save
							K-Mart

Quarry Retail Minneapolis, MN	281,458	09/99	1997	100%		12.57	Home Depot
							Rainbow
							PetsMart
							Office Max
							Old Navy
							Party City

Thatcher Woods Center River Grove, IL	188,213	04/02	1969/1999	98%		11.87	Walgreen’s
							Conway
							Hanging Garden Banquet
							Binny’s Beverage Depot
							Dominick’s Finer Foods

Village Ten Center Coon Rapids, MN	211,472	08/03	2002	96%		7.02	Dollar Tree
							Life Time Fitness
							Cub Foods

Woodland Commons Buffalo Grove, IL	170,122	02/99	1991	96%		12.80	Dominick’s Finer Foods
							Jewish Community Center

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)		Average Rent Per Square Foot (2)	Anchor Tenants (3)

Power Centers

Joffco Square Chicago, IL	95,204	01/11	2008	83%		$25.66	Bed, Bath & Beyond
							Best Buy

Orland Park Place Orland Park, IL	592,445	04/05	1980/ 1999	99%		11.99	K & G Superstore
							Old Navy
							Stein Mart
							Tiger Direct
							Barnes & Noble
							DSW Shoe Warehouse
							Bed, Bath & Beyond
							Binny’s Beverage Depot
							Office Depot
							Nordstrom Rack
							Dick’s Sporting Goods
							Marshall’s
							Buy Buy Baby
							HH Gregg
							Ross Dress for Less

Randall Square Geneva, IL	216,107	05/99	1999	91%		13.42	Marshall’s
							Bed, Bath & Beyond
							PetSmart
							Michael’s
							Party City
							Old Navy

The Point at Clark Chicago, IL	95,455	06/10	1996	100	%(4)	26.02	DSW Shoe Warehouse
							Marshall’s
							Michael’s

Turfway Commons Florence, KY	105,471	12/11	1993/2007	95%		12.07	Babies ‘R’ Us
							Half Price Books
							Guitar Center
							Michael’s

Woodfield Commons E/W Schaumburg, IL	207,452	10/98	1973, 1975 1997,2007	89%		17.67	Toys R Us
							Harlem Furniture
							Discovery Clothing
							REI
							Hobby Lobby

Woodfield Plaza Schaumburg, IL	177,160	01/98	1992	95%		13.90	Kohl’s
							Barnes & Noble
							Buy Buy Baby
							Joseph A. Banks Clothiers
							(Sublet to David’s Bridal)
							Tuesday Morning

Total	4,526,927			95%		13.85

Total /Weighted Average	14,231,941			91%		$13.18

(1)

Financial Occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased excluding tenants in their abatement period.

(2)	Average Rent Per Square Foot is calculated on leases in place as of report date.
(3)	Anchor tenants are defined as any tenant occupying 10,000 or more square feet. The trade name is used which may be different than the tenant name on the lease.
(4)	Tenant has vacated their space but is still contractually obligated under their lease to pay rent.
(5)	Beginning with the earlier date listed, pursuant to the terms of the lease, the tenant has a right to terminate prior to the lease expiration date.

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2011 in our consolidated portfolio.

Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	Percent of Total Leased GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)

M-T-M	26	55,527	0.57%	$849	0.73%	$15.29
2012	154	435,830	4.49%	6,537	5.61%	15.00
2013	184	1,062,029	10.94%	13,715	11.77%	12.91
2014	157	1,230,237	12.67%	15,588	13.39%	12.67
2015	161	937,772	9.67%	13,031	11.19%	13.90
2016	154	826,981	8.52%	12,166	10.45%	14.71
2017	83	1,005,133	10.36%	13,279	11.40%	13.21
2018	35	404,659	4.17%	5,662	4.86%	13.99
2019	31	652,862	6.73%	7,108	6.10%	10.89
2020	35	477,571	4.92%	4,867	4.18%	10.19
2021+	123	1,753,138	18.07%	23,689	20.32%	13.51
Vacant	—	863,275	8.89%	—	—	—

Total	1,143	9,705,014	100.00%	$116,491	100.00%	$13.18

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2011 in our unconsolidated portfolio 100 percent.

Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	Percent of Total Leased GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)

M-T-M	12	27,580	0.61%	$321	0.52%	$11.64
2012	65	225,589	4.98%	4,228	6.87%	18.74
2013	53	336,368	7.43%	4,984	8.09%	14.82
2014	64	404,967	8.95%	5,618	9.12%	13.87
2015	46	271,919	6.01%	3,756	6.10%	13.81
2016	70	581,784	12.85%	7,362	11.96%	12.65
2017	24	300,615	6.64%	5,048	8.20%	16.79
2018	19	377,104	8.33%	5,469	8.89%	14.50
2019	17	402,635	8.89%	6,064	9.85%	15.06
2020	14	415,645	9.18%	5,071	8.23%	12.20
2021+	46	968,898	21.40%	13,660	22.17%	14.10
Vacant	—	213,823	4.73%	—	—	—

Total	430	4,526,927	100.00%	$61,581	100.00%	$14.28

(a)          Annualized base rent for all leases financially occupied, including seasonal tenants and tenants in their abatement period at report date based on the rent as of the end of the lease.

(b)         Annualized base rent divided by gross leasable area as of report date.

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2011 in our unconsolidated portfolio based on our percent ownership.

Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	Percent of Total Leased GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)

M-T-M	12	14,640	0.63%	$166	0.53%	$11.34
2012	65	119,688	5.12%	2,243	7.17%	18.74
2013	53	176,188	7.54%	2,603	8.32%	14.77
2014	64	207,031	8.87%	2,878	9.20%	13.90
2015	46	139,144	5.96%	1,923	6.15%	13.82
2016	70	303,602	12.99%	3,870	12.38%	12.75
2017	24	160,293	6.86%	2,683	8.58%	16.74
2018	19	201,146	8.61%	2,883	9.22%	14.33
2019	17	207,286	8.87%	3,119	9.99%	15.05
2020	14	220,586	9.45%	2,679	8.57%	12.14
2021+	46	474,291	20.30%	6,214	19.89%	13.10
Vacant	—	111,940	4.80%	—	—	—

Total	430	2,335,835	100.00%	$31,261	100.00%	$14.06

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2011 in our total portfolio, including those in our unconsolidated joint ventures based on our percent ownership.

Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq.Ft.)	Percent of Total Leased GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)

M-T-M	38	70,167	0.58%	$1,015	0.68%	$14.47
2012	219	555,518	4.62%	8,780	5.94%	15.81
2013	237	1,238,217	10.28%	16,318	11.05%	13.18
2014	221	1,437,268	11.93%	18,466	12.50%	12.85
2015	207	1,076,916	8.94%	14,954	10.12%	13.89
2016	224	1,130,583	9.39%	16,036	10.85%	14.18
2017	107	1,165,426	9.68%	15,962	10.80%	13.70
2018	54	605,805	5.03%	8,545	5.78%	14.11
2019	48	860,148	7.14%	10,227	6.92%	11.89
2020	49	698,157	5.80%	7,546	5.11%	10.81
2021+	169	2,227,429	18.50%	29,903	20.25%	13.42
Vacant	—	975,215	8.11%	—	—	—

Total	1,573	12,040,849	100.00%	$147,752	100.00%	$13.35

(a)          Annualized base rent for all leases financially occupied, including seasonal tenants and tenants in their abatement period at report date based on the rent as of the end of the lease.

(b)         Annualized base rent divided by gross leasable area as of report date.

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties as of December 31, 2011, 2010, 2009, 2008 and 2007.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leasable Area	2011%		2010%	2009%	2008%	2007%

22nd Street Plaza Outlot, Oakbrook Terrace, IL	9,970	100		100	100	100	100
Algonquin Commons	560,972	91		78	N/A	N/A	N/A
Apache Shoppes, Rochester, MN	60,780	73		75	25	52	100
Aurora Commons, Aurora, IL	126,908	85		86	94	94	100
Bally’s Total Fitness, St. Paul, MN	43,000	0	(a)	100	100	100	100
Baytowne Shoppes/Square, Champaign, IL	118,305	100		86	87	93	99
Bergen Plaza, Oakdale, MN	258,720	90		93	93	89	91
Berwyn Plaza, Berwyn, IL	15,726	100		100	100	100	100
Big Lake Town Square, Big Lake, MN	67,858	100		100	94	94	98
Bohl Farm Marketplace, Crystal Lake, IL	97,287	99		89	53	65	100
Bradley Commons, Bradley, IL	174,782	93		N/A	N/A	N/A	N/A
Brunswick Market Center, Brunswick, OH	119,540	97		100	99	98	98
Burnsville Crossing, Burnsville, MN	97,210	93		95	61	85	89
Butera Market, Naperville, IL	67,632	97		89	86	99	100
Carmax, Schaumburg, IL	93,333	100		100	100	100	100
Carmax, Tinley Park, IL	94,518	100		100	100	100	100
Chestnut Court, Darien, IL	169,915	77	(a)	71	71	67	99
Cliff Lake Centre, Eagan, MN	74,182	96		95	90	85	90
Crystal Point, Crystal Lake, IL	357,914	95		99	99	99	100
Cub Foods, Buffalo Grove, IL	56,192	100		100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0	(a)	0	0	0	0
Cub Foods, Indianapolis, IN	67,541	0		0	0	0	0
Deer Trace, Kohler, WI	149,924	98		96	96	96	98
Deer Trace II, Kohler, WI	24,292	100		100	100	100	100
Disney, Celebration, FL	166,131	100		100	100	100	100
Dominick’s, Countryside, IL	62,344	100		100	100	100	100
Dominick’s, Schaumburg, IL	71,400	100		100	100	100	100
Downers Grove Market, Downers Grove, IL	103,419	99		97	96	97	100
Dunkirk Square f/k/a Maple Grove Retail, Maple Grove, MN	79,130	97		97	97	97	91
Eastgate Center, Lombard, IL	129,101	78		80	86	79	81
Edinburgh Festival, Brooklyn Park, MN	91,536	94		85	80	93	92
Elmhurst City Centre, Elmhurst, IL	39,090	88		94	94	100	100
Food 4 Less, Hammond, IN	71,313	100		100	100	100	100
Four Flaggs, Niles, IL	304,603	100		94	86	89	74
Four Flaggs Annex, Niles, IL	21,425	100		100	100	100	100
Gateway Square, Hinsdale, IL	40,115	80		83	81	89	92
Glendale Heights Retail, Glendale Heights, IL	68,879	0	(a)	0	0	0	0
Golf Road Plaza, Niles, IL	25,992	100		100	61	86	86
Grand and Hunt Center Outlot, Gurnee, IL	21,194	100		100	100	100	54
Grand Traverse Crossings, Traverse City, MI	21,337	0		0	0	0	0
Hammond Mills, Hammond, IN	7,488	73		0	100	100	100
Hartford Plaza, Naperville, IL	43,762	100		83	97	100	100
Hawthorn Village Commons, Vernon Hills, IL	98,806	92		97	95	99	96
Hickory Creek Marketplace, Frankfort, IL	55,831	78		82	81	97	91
Home Goods, Coon Rapids, MN	25,145	100		100	100	100	100
Iroquois Center, Naperville, IL	140,981	76		75	74	93	98
Joliet Commons, Joliet, IL	158,853	100		87	87	100	92
Joliet Commons Ph II, Joliet, IL	40,395	100		100	100	100	100
Lake Park Plaza, Michigan City, IN	114,867	86		82	86	91	70
Lansing Square, Lansing, IL	233,508	8		17	39	87	58
Mankato Heights, Mankato, MN	155,173	96		100	99	99	97
Maple Park Place, Bolingbrook, IL	214,455	88	(a)	74	74	99	98

Properties	Gross Leasable Area	2011%		2010%	2009%	2008%	2007%

Medina Marketplace, Medina, OH	92,446	100		100	100	95	98
Michael’s, Coon Rapids, MN	24,240	100		100	100	100	100
Mundelein Plaza, Mundelein, IL	16,803	100		90	90	90	89
Nantucket Square, Schaumburg, IL	56,981	88		94	94	85	95
Naper West, Naperville, IL	214,109	96		75	91	94	74
Oak Forest Commons, Oak Forest, IL	108,330	82		82	94	95	93
Oak Forest Commons Ph III, Oak Forest, IL	7,424	40		24	0	0	38
Oak Lawn Town Center, Oak Lawn, IL	12,506	85		50	90	100	100
Oliver Square, West Chicago, IL	77,637	66		66	0	100	100
Orchard Crossing, Ft. Wayne, IN	118,244	87		82	N/A	N/A	N/A
Orland Greens, Orland Park, IL	45,031	88		97	63	88	90
Orland Park Place Outlots, Orland Park, IL	11,900	100		0	N/A	N/A	N/A
Park Avenue Centre, Highland Park, IL	64,943	100		50	50	100	67
Park Center, Tinley Park, IL	128,390	83		69	76	90	90
Park Place Plaza, St. Louis Park, MN	88,999	100		100	100	100	100
Park Square, Brooklyn Park, MN	136,664	100		100	90	87	94
Park St. Claire, Schaumburg, IL	11,859	100		100	100	35	35
PetsMart, Gurnee, IL	25,692	100		100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	98		98	98	99	99
Plymouth Collection, Plymouth, MN	45,915	100		95	100	100	89
Quarry Outlot, Hodgkins, IL	9,650	100		100	100	100	100
Rite-Aid, Chattanooga, TN	10,908	100		100	100	100	100
River Square, Naperville, IL	58,260	86		86	84	86	92
Riverdale Commons, Coon Rapids, MN	175,802	100		100	98	99	78
Riverdale Commons Outlot, Coon Rapids, MN	6,566	100		100	100	100	100
Riverplace Center, Noblesville, IN	74,414	98	(a)	98	98	96	94
Rivertree Court, Vernon Hills, IL	308,862	99		98	93	97	97
Rochester Marketplace, Rochester, MN	70,213	100		100	100	97	100
Rose Plaza, Elmwood Park, IL	24,204	100		100	100	100	100
Roundy’s, Waupaca, WI	63,780	100		100	100	100	100
Roundy’s, Menomonee Falls, WI	103,611	100		100	N/A	N/A	N/A
Salem Square, Countryside, IL	116,992	100		96	97	97	100
Schaumburg Plaza, Schaumburg, IL	61,485	65		94	94	94	92
Schaumburg Promenade, Schaumburg, IL	91,831	100		100	90	93	100
Shakopee Outlot, Shakopee, MN	12,285	85		85	85	100	100
Shakopee Valley Marketplace, Shakopee, MN	146,362	100		100	98	100	99
Shingle Creek, Brooklyn Center, MN	39,456	91		89	89	89	91
Shoppes at Grayhawk, Omaha, NB	81,000	90		86	79	91	93
Shops at Coopers Grove, Country Club Hills, IL	72,518	96	(a)	100	20	20	23
Shops at Orchard Place, Skokie, IL	159,091	98		99	97	97	94
Six Corners Plaza, Chicago, IL	80,596	99		99	74	95	97
Skokie Fashion Square, Skokie, IL	84,580	96		50	50	80	96
Skokie Fashion Square II, Skokie, IL	7,151	100		100	100	100	100
St. James Crossing, Westmont, IL	49,994	58		79	85	100	88
Staples, Freeport, IL	24,049	100		100	100	100	100
The Plaza, Brookfield, WI	107,952	93		94	70	95	97
Townes Crossing, Oswego, IL	105,989	90		90	91	97	100
Two Rivers Plaza, Bolingbrook, IL	57,900	72	(a)	80	80	100	100
University Crossings, Mishawaka, IN	111,651	97		97	95	82	69
Verizon, Joliet, IL	4,504	100		100	100	100	100
Walgreens, Jennings, MO	15,120	100		100	100	100	100
Wauconda Crossings, Wauconda, IL	90,290	17	(a)	15	15	17	99
Wauconda Shopping Center, Wauconda, IL	34,137	100		100	93	84	76
Westriver Crossing, Joliet, IL	32,452	72		77	59	75	96

Properties	Gross Leasable Area	2011%	2010%	2009%	2008%	2007%

Winnetka Commons, New Hope, MN	42,415	80	85	77	89	85
Woodland Heights, Streamwood, IL	120,436	93	88	95	88	94
Sub-total	9,705,014

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of December 31, 2011, 2010, 2009, 2008 and 2007.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leasable Area	2011%		2010%	2009%	2008%	2007%

Brownstones Shopping Center, Brookfield, WI	137,821	96		N/A	N/A	N/A	N/A
Byerly’s Burnsville, Burnsville, MN (b)	72,339	98		98	98	100	96
Caton Crossing, Plainfield, IL (b)	83,792	89	(a)	96	93	93	96
Champlin Marketplace, Champlin, MN	88,577	91		N/A	N/A	N/A	N/A
Chatham Ridge, Chicago, IL	175,991	100		100	99	63	67
Cobbler Crossing, Elgin, IL	102,643	91		95	95	89	97
Cub Foods, Arden Hills, MN (b)	68,442	100		100	100	100	100
Diffley Marketplace, Eagan, MN	62,656	98		94	N/A	N/A	N/A
Elston Plaza, Chicago, IL	88,218	90		N/A	N/A	N/A	N/A
Forest Lake Marketplace, Forest Lake, MN	93,853	95		98	95	98	100
Greentree Centre & Outlot, Caledonia, WI	169,268	94		97	97	97	97
Joffco Square, Chicago, IL	95,204	83		N/A	N/A	N/A	N/A
Mallard Crossing, Elk Grove Village, IL (b)	82,929	95		86	89	91	97
Mapleview, Grayslake, IL	105,642	89		91	100	96	94
Marketplace at Six Corners, Chicago, IL	116,975	100		100	96	100	100
Orland Park Place, Orland Park, IL	592,445	99		95	91	98	99
Quarry Retail, Minneapolis, MN (b)	281,458	100		99	99	99	99
Randall Square, Geneva, IL	216,107	91		94	89	99	99
Ravinia Plaza, Orland Park, IL	101,384	70		100	95	98	96
Red Top Plaza, Libertyville, IL	151,840	87		N/A	N/A	N/A	N/A
Regal Showplace, Crystal Lake, IL	96,928	98		99	97	88	100
Shannon Square Shoppes, Arden Hills, MIN (b)	29,196	93	(a)	100	96	100	92
Stuart’s Crossing, St. Charles, IL (b)	85,529	98		93	93	93	93
Thatcher Woods, River Grove, IL	188,213	98		88	91	91	97
The Point at Clark, Chicago, IL	95,455	95	(a)	95	N/A	N/A	N/A
The Shoppes at Mill Creek, Palos Park, IL	102,422	91		94	95	98	97
The Shops of Plymouth Town Center, Plymouth, MN (b)	84,003	100		100	97	100	100
Turfway Commons, Florence, KY	105,471	95		N/A	N/A	N/A	N/A
Village Ten Center, Coon Rapids, MN (b)	211,472	97		98	98	97	98
Walgreens, Gallup, NM	14,820	100		N/A	N/A	N/A	N/A
Walgreens, Normal, IL	14,490	100		N/A	N/A	N/A	N/A
Walgreens, Somerset, MA	13,650	100		N/A	N/A	N/A	N/A
Walgreens, Spokane, WA	14,490	100		N/A	N/A	N/A	N/A
Walgreens, Villa Rica, GA	13,650	100		N/A	N/A	N/A	N/A
Walgreens, Waynesburg, PA	14,820	100		N/A	N/A	N/A	N/A
Woodfield Commons-East/West, Schaumburg, IL	207,452	95		98	98	71	95
Woodfield Plaza, Schaumburg, IL (b)	177,160	95		98	98	78	99
Woodland Commons, Buffalo Grove, IL (b)	170,122	97		94	91	95	95
Sub-total	4,526,927

Grand Total	14,231,941

(a)	Tenant has vacated their space but is still contractually obligated under their lease to pay rent.
(b)	Occupancy for properties contributed to our joint venture with PGGM includes information related to the period prior to the contribution.

Item 3.  Legal Proceedings

We are not party to, and none of our properties is subject to, any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

(In this Part II disclosure, all amounts are presented in thousands, except per share data and square footage amounts)

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of February 27, 2012, there were 4,366 stockholders of record of our common stock.  Our shares have been listed on the New York Stock Exchange since June 9, 2004 under the symbol IRC.  During the years ended December 31, 2011 and 2010, we paid distributions equal to $0.57 per common share.  The distribution was paid on a monthly basis equal to the pro rata share of the per annum distribution.  The following table sets forth, for the periods indicated, the high and low sales prices for our shares on the New York Stock Exchange.

For the Quarter Ended	High	Low

December 31, 2011	$7.92	$6.57
September 30, 2011	9.38	6.80
June 30, 2011	9.99	8.41
March 31, 2011	9.55	8.78

December 31, 2010	$9.31	$7.99
September 30, 2010	8.50	7.17
June 30, 2010	10.05	7.50
March 31, 2010	10.29	7.78

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information, as of December 31, 2011, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders:
2005 Equity Award Plan	177	$9.97	2,232

Equity compensation plans not approved by stockholders
Independent Director Stock Option Plan (a)	15	13.45	—

Total	192	$10.24	2,232

(a)          We adopted the Independent Director Stock Option Plan concurrently with the commencement of our first offering in 1994.  A total of 50 shares were authorized and reserved for issuance under this plan.  Only non-employee directors were eligible to participate in this plan.  As of December 31, 2011, options to purchase all 50 authorized shares were issued, of which 29 were exercised and 6 were retired.

Reference is made to Notes 7 and 14 to the financial statements in Item 8 of the Annual Report for a discussion of our compensation plans.

Performance Graph

The graph below compares the cumulative total return on our common stock for the last five fiscal years, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and with the FTSE NAREIT Equity REIT Index over the same period (assuming the investment of $100 in our common stock, the S&P 500 Index and the FTSE NAREIT Equity REIT Index on December 31, 2006, and the reinvestment of all distributions).

	2006	2007	2008	2009	2010	2011

Inland Real Estate Corporation	100.00	80.14	78.96	54.45	62.89	58.26
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
FTSE NAREIT Equity	100.00	84.31	52.50	67.20	85.98	93.10

Distributions

For federal income tax purposes, distributions may consist of ordinary dividend income, non-taxable return of capital, capital gains or a combination thereof.  Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income or capital gain distributions. Distributions in excess of these earnings and profits (calculated for income tax purposes) will constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and will reduce the recipient’s basis in the shares to the extent thereof, and thereafter will constitute taxable gain.  Distributions in excess of earnings and profits that reduce a recipient’s basis in the sharers have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares.

In order to maintain our status as a REIT, we must distribute at least 90% of our taxable income, subject to certain adjustments, to our stockholders.  For the years ended December 31, 2011 and 2010, our taxable income was $29,570 and $32,544, respectively.  We declared monthly cash distributions to stockholders totaling $50,589 and $49,008 or $0.57 on an annual basis per share of common stock for the years ended December 31, 2011 and 2010, respectively.  Future distributions are determined by our board of directors.  We expect to continue paying distributions to maintain our status as a REIT.  We annually notify our stockholders of the taxability of distributions paid during the preceding year.  The following table sets forth the taxability of distributions, on a per share basis, paid in 2011 and 2010:

	2011 (a)	2010 (b)

Ordinary income	$0.332	0.391
Non-taxable return of capital	0.238	0.179
Qualified dividends (c)	0.016	0.008

(a)          The December distribution declared on December 19, 2011, with a record date of January 3, 2012 and payment date of January 17, 2012, is reportable for tax purposes in 2012 and is not reflected in the 2011 allocation.

(b)         The December distribution declared on December 17, 2010, with a record date of December 31, 2010 and payment date of January 18, 2011, is reportable for tax purposes in 2011 and is not reflected in the 2010 allocation.

(c)          Represents additional characterization of amounts included in Ordinary income

Holders of our Series A Preferred Stock are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. We declared $948, or $0.38 per share of preferred stock, during the year ended December 31, 2011. The following table sets forth the taxability of distributions, on a per share basis, paid in 2011:

2011 (a)

Ordinary income	$0.389
Qualified dividends (b)	0.019

(a)          The December distribution declared on December 15, 2011, with a record date of January 1, 2012 and a payment date of January 17, 2012, is reportable for tax purposes in 2012 and is not reflected in the 2011 allocation.

(b)         Represents additional characterization of amounts included in Ordinary income

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding common stock during the year ended December 31, 2011.

Item 6.  Selected Financial Data

INLAND REAL ESTATE CORPORATION
For the years ended December 31, 2011, 2010, 2009, 2008 and 2007
(In thousands, except per share data)

The following table sets forth Selected Consolidated Financial Data on a historical basis for the five years ended December 31, 2011.  This information should be read in conjunction with the consolidated financial statements (including notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.  This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements.

	2011	2010	2009	2008	2007

Total assets	$1,159,906	1,254,841	1,165,428	1,236,831	1,321,319
Mortgages payable	391,202	483,186	384,468	479,935	606,680
Unsecured credit facilities	280,000	195,000	185,000	192,000	100,000
Convertible notes	27,863	107,360	122,266	159,135	172,305
Total revenues	167,226	165,173	166,114	185,885	184,664
Income (loss) from continuing operations	(8,998)	(314)	6,453	29,038	39,395
Net income (loss) attributable to common stockholders	(8,132)	1,218	9,209	30,425	42,095
Net income (loss) attributable to common stockholders per weighted average common share, basic and diluted	(0.09)	0.01	0.12	0.46	0.64
Total distributions declared, preferred	948	—	—	—	—
Total distributions declared, common	50,589	49,008	53,875	64,782	63,824
Distributions per common share	0.57	0.57	0.69	0.98	0.98
Cash flows provided by operating activities	63,274	59,523	71,051	66,668	83,478
Cash flows provided by (used in) investing activities	(101,851)	(28,735)	6,092	(110,630)	(149,852)
Cash flows provided by (used in) financing activities	32,762	(23,941)	(75,604)	30,764	57,183
Average annualized base rent per leased square foot	12.85	13.07	12.21	12.68	12.44

Weighted average common shares outstanding, basic	88,530	85,951	78,441	66,043	65,281
Weighted average common shares outstanding, diluted	88,530	85,951	78,504	66,102	65,346

The above financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (including documents incorporated herein by reference) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 as amended and the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that do not reflect historical facts and instead reflect our management’s intentions, beliefs, expectations, plans or predictions of the future.  Forward-looking statements can often be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Examples of forward-looking statements include, but are not limited to, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to our financial performance, investment strategy or our portfolio, our ability to address debt maturities, our cash flows, our growth prospects, the value of our assets, our joint venture commitments and the amount and timing of anticipated future cash distributions. Forward-looking statements reflect the intent, belief or expectations of our management based on their knowledge and understanding of the business and industry and their assumptions, beliefs and expectations with respect to the market for commercial real estate, the U.S. economy and other future conditions. These statements are not guarantees of future performance, and investors should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A”Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2012 as they may be revised or supplemented by us in subsequent Reports on Form 10-Q and other filings with the SEC.  Among such risks, uncertainties and other factors are market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including dislocations and liquidity disruptions in the credit markets; the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; competition for real estate assets and tenants; impairment charges; the availability of cash flow from operating activities for distributions and capital expenditures; our ability to refinance maturing debt or to obtain new financing on attractive terms; future increases in interest rates; actions or failures by our joint venture partners, including development partners; and factors that could affect our ability to qualify as a real estate investment trust. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

In this report, all references to “we,” “our” and “us” refer collectively to Inland Real Estate Corporation and its consolidated subsidiaries.

Executive Summary

We are a self-managed, publicly traded real estate investment trust (“REIT”) that owns and operates neighborhood, community, power and single tenant retail centers.  We also may construct or develop properties or render services in connection with construction or development. Our investment properties are typically anchored by grocery, drug or discount stores, which provide everyday goods and services to consumers, rather than stores that sell discretionary items.  We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  As of December 31, 2011, no single tenant accounted for more than approximately 7.5% of annual base rent in our total portfolio.

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

During the recent economic downturn, our financial results were negatively impacted by increased vacancies, increased time to re-lease vacant spaces, reduced recovery income resulting from the decreased occupancy and lower rental rates on newly signed leases.  As the real estate market has begun to improve, we have experienced an increase in recovery income, which we expect to continue as we work to fill remaining vacancies and restore our occupancy to our historical, pre-recession, mid-90 percent levels.  We have also begun to experience an increase in market rental rates.  Releasing vacant space has costs, including leasing commissions and tenant improvement allowances, which have the effect of reducing cash flow at the beginning of a new lease.  Additionally, many leases contain tenant concessions, which delay the recognition of rental income during the abatement period.  During the three and twelve months ended December 31, 2011, we recorded $2,016 and $6,443, respectively of tenant concessions and during the three and twelve months ended December 31, 2010, these amounts were $1,457 and $4,777, respectively.

To measure our operating results against those of other retail real estate owners/operators, we compare occupancy percentages and our rental rates to the average rents charged by our competitors in similar centers.  To measure our operating results against those of other REITs, we compare company-wide growth in net income and FFO, growth in same store net operating income and general and administrative expenses as a percentage of total revenues and total assets.

During the year ended December 31, 2011, our leasing activity remained strong and our leasing spreads were positive on both new and renewed leases in our consolidated portfolio.  During the year ended December 31, 2011, we executed 51 new, 147 renewal and 72 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately 1,491,000 square feet of our consolidated portfolio.   The 51 new leases comprise approximately 365,000 square feet with an average rental rate of $11.41 per square foot, a 9.7% increase over the average expiring rate.  The 147 renewal leases comprise approximately 763,000 square feet with an average rental rate of $13.14 per square foot, a 7.9% increase over the average expiring rate.  The 72 non-comparable leases comprise approximately 363,000 square feet with an average base rent of $10.83 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements.  During the year ended December 31, 2011, the average leasing commission on leases signed was approximately $5 per square foot, the average cost for tenant improvements was approximately $20 per square foot and the average period given for rent concessions was three to five months.

During 2012, 154 leases, comprising approximately 436,000 square feet and accounting for approximately 5.6% of our annualized base rent, will be expiring in our consolidated portfolio.  None of the expiring leases is deemed to be material to our financial results.  The weighted average expiring rate on these leases is $15.00 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

Occupancy as of December 31, 2011, September 30, 2011 and December 31, 2010 for our consolidated, unconsolidated and total portfolios is summarized below:

Consolidated Occupancy	As of December 31, 2011	As of September 30, 2011	As of December 31, 2010

Leased Occupancy (a)	92.0%	93.4%	92.9%
Financial Occupancy (b)	89.3%	87.5%	88.6%
Same Store Financial Occupancy	89.1%	88.2%	88.8%

Unconsolidated Occupancy (c)	As of December 31, 2011	As of September 30, 2011	As of December 31, 2010

Leased Occupancy (a)	95.7%	95.9%	95.8%
Financial Occupancy (b)	94.4%	93.4%	93.0%
Same Store Financial Occupancy	94.0%	92.5%	93.5%

Total Occupancy	As of December 31, 2011	As of September 30, 2011	As of December 31, 2010

Leased Occupancy (a)	92.7%	93.8%	93.3%
Financial Occupancy (b)	90.3%	88.5%	89.2%
Same Store Financial Occupancy	89.7%	88.7%	89.3%

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

The decrease in leased occupancy was primarily due to lease expirations on two big-box spaces that are currently being marketed for sale or lease, as well as the sales of 100-percent-occupied properties in the consolidated and unconsolidated portfolios during the quarter.

We pay affiliates of The Inland Group, Inc. (“TIGI”) for various administrative services.  These services are provided at cost.  TIGI, through its affiliates, owns approximately 12.8% of our outstanding common stock.  For accounting purposes however, we are not directly affiliated with TIGI or its affiliates.  During the years ended December 31, 2011, 2010 and 2009, we paid to TIGI and/or its affiliates $2,670, $1,989, and 1,850, respectively, for these various services.  Reference is made to Note 6, “Transactions with Related Parties” to the accompanying consolidated financial statements for detail of the total amounts paid during the previous three years.  The increase during the year ended December 31, 2011 compared to the years ended December 31, 2010 and 2009 is related to costs incurred to upgrade our current accounting system and for increased broker services.  We expect to incur additional costs during 2012 related to the system upgrade, which is scheduled to be completed during the second quarter of 2012.  The costs for the upgrade have been capitalized and are included in other assets on the accompanying consolidated balance sheets.  The increased broker costs are related to the use of a TIGI affiliate for certain financing transactions that closed during the year ended December 31, 2011.  We expect to continue to use these services during 2012 however, the level of use has not yet been determined.

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

During 2011, our focus was on increasing assets under management through our joint ventures with PGGM and IPCC.  Acquisitions for these joint ventures provide us with immediate and ongoing fee income.  Additionally, we focused on our leasing activity.  We maintained strong leasing activity during the recent economic downturn and we will continue to work to fill existing vacancies.

During 2011, we continued our efforts to control and reduce property operating expenses.  We were able to work with both our existing and new vendors to achieve lower unit prices, due to our market concentration and in certain circumstances, enter into multi-year contracts with these vendors.  These unit price reductions were a factor of the lower property operating expenses incurred during the year ended December 31, 2011, as compared to prior years.  In addition to the price reductions, we experienced a lower volume of maintenance and snow removal costs during 2011.  We expect the price reductions to be in effect during 2012; however, we are not assured that property operating expenses will continue to decrease as we cannot estimate the volume of services that will be required in future years.

Our focus for 2012 will be to continue to grow assets under management through our joint ventures with PGGM and IPCC.  We look to complete the acquisition goals of our joint venture with PGGM by acquiring the remaining $117,000 in new targeted acquisitions.  We also look to formalize a permanent extension of our joint venture agreement with NSYTRS, which is currently extended through June 30, 2012.  Finally, we look to continue to acquire properties through our joint venture with IPCC to provide additional acquisition fee income as well as ongoing management fee income.

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

Joint Ventures

We have formed joint ventures to acquire stabilized retail properties as well as properties to be redeveloped and vacant land to be developed.  We structure these ventures to earn fees from the joint ventures for providing property management, asset management, acquisition and leasing services.  We will continue to receive management and leasing fees for those investment properties under management; however, acquisition fees may decrease as we acquire fewer investment properties through these ventures.

Additionally, we have formed a joint venture to acquire properties that are ultimately sold to investors through a private offering of tenant-in-common (“TIC”) interests or interests in Delaware Statutory Trusts (“DST”).  We earn fees from the joint venture for providing property management, acquisition and leasing services.  We will continue to receive management and leasing fees for those properties under management; even after all of the TIC or DST interests have been sold.

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

Acquisitions and Dispositions

The table below presents investment property acquisitions during the years ended December 31, 2011 and 2010.  No investment property acquisitions were made during the year ended December 31, 2009.

Date	Property	City	State	GLA Sq.Ft.	Purchase Price	Cap Rate (g)	Financial Occupancy at time of Acquisition

12/15/11	Turfway Commons (a)	Florence	KY	105,471	$12,980	8.37%	95%
12/07/11	Elston Plaza (a)	Chicago	IL	88,218	18,900	6.75%	90%
11/29/11	Brownstones Shopping Center (a)	Brookfield	WI	137,821	24,100	7.00%	96%
11/01/11	Bradley Commons	Bradley	IL	174,782	25,820	7.45%	93%
09/21/11	Champlin Marketplace (a)	Champlin	MN	88,577	13,200	6.40%	89%
06/14/11	Walgreens (b)	Normal	IL	14,490	5,055	7.22%	100%
06/14/11	Walgreens (b)	Spokane	WA	14,490	5,764	7.20%	100%
06/14/11	Walgreens (b)	Villa Rica	GA	13,650	4,583	7.20%	100%
06/14/11	Walgreens (b)	Waynesburg	PA	14,820	5,402	7.20%	100%
06/14/11	Walgreens (b)	Somerset	MA	13,650	6,549	7.10%	100%
06/14/11	Walgreens (b)	Gallup	NM	14,820	4,674	7.19%	100%
06/02/11	Red Top Plaza (a)	Libertyville	IL	151,840	19,762	7.39%	81%
04/13/11	Bank of America (b) (c)	Portland	OR	—	2,420	6.00%	100%
04/13/11	BB&T Bank (b)	Apopka	FL	2,931	1,547	6.90%	100%
04/13/11	AT&T (b)	Crestview	FL	3,476	1,883	7.20%	100%
04/13/11	CVS (b)	San Antonio	TX	13,813	5,422	7.00%	100%
04/13/11	Advance Auto Parts (b)	Lawrenceville	GA	7,064	1,927	7.25%	100%
04/13/11	Mimi’s Café (b)	Brandon	FL	7,045	2,888	7.60%	100%
04/13/11	Ryan’s Restaurant (b)	Columbia	SC	10,162	3,208	7.95%	100%
04/13/11	Applebee’s (b)	Lewisville	TX	5,911	3,181	7.85%	100%
04/13/11	Capital One (b) (d)	Houston	TX	—	1,500	6.00%	100%
04/13/11	Walgreens (b)	St. Louis	MO	14,490	5,405	6.84%	100%
04/13/11	Verizon (b)	Monroe	NC	4,500	2,979	7.25%	100%
04/13/11	Walgreens (b)	Milwaukee	WI	15,120	5,070	7.25%	100%
04/13/11	Dollar General (b)	Fort Worth	TX	9,142	1,419	7.35%	100%
04/13/11	Applebee’s (b)	Eagan	MN	5,285	2,432	7.40%	100%
04/13/11	Taco Bell (b)	Port St. Lucie	FL	2,049	2,623	7.70%	100%
04/13/11	Buffalo Wild Wings (b)	San Antonio	TX	6,974	3,027	7.70%	100%
03/24/11	Mariano’s Fresh Market (b)	Arlington Heights	IL	66,393	20,800	7.41%	100%
01/11/11	Joffco Square (a)	Chicago	IL	95,204	23,800	7.15%	83%
11/22/10	Roundy’s	Menomonee Falls	WI	103,611	20,722	7.68%	100%
11/15/10	CVS (b)	Elk Grove	CA	12,900	7,689	7.60%	100%
10/25/10	Diffley Marketplace (a)	Eagan	MN	62,656	11,861	6.54%	94%
10/07/10	Walgreens (b)	Island Lake	IL	14,820	4,493	7.50%	100%
09/24/10	University of Phoenix (b)	Meridian	ID	36,773	8,825	8.25%	100%
09/07/10	Harbor Square Plaza (b) (e)	Port Charlotte	FL	20,087	11,250	8.10%	100%
08/26/10	Copp’s (b)	Sun Prairie	WI	61,048	11,700	8.35%	100%
07/08/10	Farnam Tech Center (b)	Omaha	NE	118,239	18,000	7.22%	100%
06/23/10	The Point at Clark (f)	Chicago	IL	95,455	28,816	7.74%	100%

				1,627,777	$361,676

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

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the years ended December 31, 2011, 2010 and 2009.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain (Loss) on Sale

11/30/11	Bank of America (a) (b)	Portland	OR	—	$53,718	$—
11/30/11	BB&T Bank (a) (b)	Apopka	FL	2,931	—	—
11/30/11	AT&T (a) (b)	Crestview	FL	3,476	—	—
11/30/11	CVS (a) (b)	San Antonio	TX	13,813	—	—
11/30/11	Advance Auto Parts (a) (b)	Lawrenceville	GA	7,064	—	—
11/30/11	Mimi’s Café (a) (b)	Brandon	FL	7,045	—	—
11/30/11	Ryan’s Restaurant (a) (b)	Columbia	SC	10,162	—	—
11/30/11	Applebee’s (a) (b)	Lewisville	TX	5,911	—	—
11/30/11	Capital One (a) (b)	Houston	TX	—	—	—
11/30/11	Walgreens (a) (b)	St. Louis	MO	14,490	—	—
11/30/11	Verizon (a) (b)	Monroe	NC	4,500	—	—
11/30/11	Walgreens (a) (b)	Milwaukee	WI	15,120	—	—
11/30/11	Dollar General (a) (b)	Fort Worth	TX	9,142	—	—
11/30/11	Applebee’s (a) (b)	Eagan	MN	5,285	—	—
11/30/11	Taco Bell (a) (b)	Port St. Lucie	FL	2,049	—	—
11/30/11	Buffalo Wild Wings (a) (b)	San Antonio	TX	6,974	—	—
10/28/11	Orland Park Retail	Orland Park	IL	8,500	975	59
10/07/11	Rose Plaza East and West	Naperville	IL	25,993	5,050	895
08/18/11	Park Center Plaza (partial)	Tinley Park	IL	61,000	3,000	358
07/21/11	Mariano’s Fresh Market (a)	Arlington Heights	IL	66,393	23,430	—
07/21/11	CVS (a) (c)	Elk Grove	CA	12,900	40,313	—
07/21/11	Walgreens (a) (c)	Island Lake	IL	14,820	—	—
07/21/11	Harbor Square Plaza (a) (c)	Port Charlotte	FL	20,087	—	—
07/21/11	Copps’s (a) (c)	Sun Prairie	WI	61,048	—	—
05/25/11	University of Phoenix (a)	Meridian	ID	36,773	10,698	—
02/14/11	Schaumburg Golf Road Retail	Schaumburg	IL	9,988	2,150	197
12/30/10	Bank of America (a) (d)	Moosic	PA	300,000	77,810	—
12/30/10	Bank of America (a) (d)	Las Vegas	NV	85,708	—	—
12/16/10	Farnam Tech Center (a)	Omaha	NB	118,237	21,390	—
12/08/10	Bank of America (a) (e)	Hunt Valley	MD	377,332	97,420	—
12/08/10	Bank of America (a) (e)	Rio Rancho	NM	76,768	—	—
11/29/10	Homewood Plaza	Homewood	IL	19,000	2,500	1,108
09/01/10	Northgate Center	Sheboygan	WI	73,647	8,025	(9)
08/05/10	Springboro Plaza	Springboro	OH	154,034	7,125	230
04/30/10	Park Center Plaza (partial)	Tinley Park	IL	5,089	845	521
07/15/09	University of Phoenix (a)	Merrillville	IN	18,018	6,680	—
04/30/09	Lake Park Plaza (partial)	Michigan City	IN	114,557	1,706	8
04/08/09	Montgomery Plaza	Montgomery	IL	12,903	720	—
02/10/09	Western-Howard Plaza	Chicago	IL	11,974	1,845	117
01/30/09	Wisner-Milwaukee Plaza	Chicago	IL	14,426	4,000	1,883
01/21/09	Fox Run Square (a) (f)	Naperville	IL	143,512	26,710	341

				1,950,669	$396,110	$5,708

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

(b)                                The interests in these sixteen properties were sold together as a package.  The sale price of $53,718 was for all sixteen properties.

(c)                                 The interests in these four properties were sold together as a package.  The sale price of $40,313 was for all four properties.

(d)                                The interests in the two Bank of America buildings, Moosic, PA and Las Vegas, NV, were sold together as a package.  The sale price of $77,810 was for both properties.

(e)                                 The interests in the two Bank of America buildings, Hunt Valley, MD and Rio Rancho, NM, were sold together as a package.  The sale price of $97,420 was for both properties.

(f)                                   This property was contributed to our joint venture with IPCC and the gain shown relates to our contribution of the property to the joint venture.  The gain is included in gain on sale of investment property on the accompanying consolidated statements of operations and other comprehensive income.

The table below presents development property dispositions during the years ended December 31, 2010 and 2009.  There were no development property dispositions during the year ended December 31, 2011.

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Sales Price

08/31/10	Savannah Crossing	TMK Development, Inc.	Aurora	IL	2	$2,350
08/13/10	North Aurora Outlots Phase I	North American Real Estate	North Aurora	IL	1	260
09/29/09	Savannah Crossing	TMK Development, Inc	Aurora	IL	2	4,700

					5	$7,310

Critical Accounting Policies

General.  A critical accounting policy is one that, we believe, would materially affect our operating results or financial condition, and requires management to make estimates or judgments in certain circumstances.  We believe that our most critical accounting policies relate to the recognition of rental income and tenant recoveries, allocation and valuation of investment properties, consolidation/equity accounting policies and our investment in securities.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  U.S. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties that were taken into consideration upon the application of critical accounting policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

We expense acquisition costs for investment property acquisitions, accounted for as business combinations, to record the acquisition at its fair value.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management’s evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the life of the related lease for each property as a component of amortization expense. We also consider whether any customer relationship value exists related to the property acquisition.  As of December 31, 2011, we had not allocated any amounts to customer relationships.

The valuation and possible subsequent impairment in the value of our investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property.

Impairment of investment properties and unconsolidated joint ventures.  We assess the carrying values of our investment properties, whenever events or changes in circumstances indicate that the carrying amounts of these investment properties may not be fully recoverable. Recoverability of the investment properties is measured by comparison of the carrying amount of the investment property to the estimated future undiscounted cash flows.  In order to review our investment properties for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If our analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

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

The use of projected future cash flows is based on management’s assumptions of future operations and is consistent with the strategic plan we use to manage our underlying business. However assumptions about and estimates of future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions and our ultimate investment intent that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment charges of our real estate properties.

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

Investment in Securities.  We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2011 and 2010 consist of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value and preferred securities not classified as available-for-sale securities and therefore, recorded at cost. We determined that these securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities.  Unrealized holding gains and losses on securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.

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

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at December 31, 2011 and 2010 were $7,751 and $13,566, respectively.  The higher cash balance at December 31, 2010 reflects higher prepaid rents and sales activity in our joint venture with IPCC at year-end, the proceeds of which were subsequently used to pay down the balance on our unsecured line of credit facility.  See our discussion of the statements of cash flows for a description of our cash activity during the years ended December 31, 2011, 2010 and 2009.

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

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, earnings we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of December 31, 2011, we were in compliance with all financial covenants applicable to us.  We had up to $70,000 available under our $150,000 line of credit facility and an additional $100,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the other borrowings under the line of credit facility.  The lending group is not obligated to approve access to the additional funds.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for interest expense on our debt obligations, for purchasing additional investment properties, to meet joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

In November 2009, we entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell up to $100 million of our common stock from time to time through BMO, acting as sales agent.  Offers and sales of shares of our common stock may be made in privately negotiated transactions (if we and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  As of December 31, 2011, we have issued an aggregate of approximately 3,816 shares of our common stock pursuant to the ATM issuance program, since inception.  We received net proceeds of approximately $31,691 from the issuance of these shares, comprised of approximately $32,504 in gross proceeds, offset by approximately $813 in commissions and fees.  We may use the proceeds for general corporate purposes, which may include repayment of mortgage indebtedness secured by our properties, acquiring real property through wholly-owned subsidiaries or through our investment in one or more joint venture entities or repaying amounts outstanding on our unsecured line of credit facility, among other things.  As of December 31, 2011, shares representing approximately $67,496 remain available for sale under this issuance program, which expires in November 2012.

In October 2011, we issued two million shares of 8.125% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) at a public offering price of $25.00 per share, for net proceeds of approximately $48.4 million, after deducting the underwriting discount but before expenses.  The proceeds were initially used to pay down debt to capture interest expense savings.  A portion of the proceeds were then used to acquire Bradley Commons, an investment property acquired in November 2011.  The remaining proceeds are expected to be used to acquire additional investment properties during the first quarter of 2012.

In November 2011, we entered into a new $50,000, seven-year unsecured term loan with Wells Fargo Bank, National Association.  The proceeds from this new term loan, along with cash on hand and a draw on our line of credit facility, were used to repurchase the remaining $80,785 in principal amount outstanding of our convertible notes issued in 2006.

As a means of conserving capital in recent years, we deferred making certain capital expenditures, such as those for roof and parking lot replacements.  Additionally, as a result of the significant leasing activity we experienced during the last half of 2010 and during 2011, we made significant expenditures related to tenant improvements and leasing commissions throughout 2011.  The costs of these capital improvements, tenant improvements and leasing commissions were approximately $15,000 higher than the amount incurred during 2010.  We funded these improvements using cash from operations and draws on our unsecured line of credit facility.  During the three and twelve months ended December 31, 2011, we incurred $6,416 and $30,364, respectively, in costs for tenant improvements, as compared to $5,024 and $16,300, for the three and twelve months ended December 31, 2010, respectively.  Also during the three and twelve months ended December 31, 2011, we incurred $828 and $4,409, respectively, in costs for leasing commissions, as compared to $921 and $3,395, for the three and twelve months ended December 31, 2010, respectively.  We do not expect this trend to carry forward into future years.  Although we expect to fund these types of projects in the future, we expect the amount of spending on these items will return to levels comparable to years prior to 2011.

We invest in marketable securities of other entities, including REITs.  These investments in available-for-sale securities totaled $12,075 at December 31, 2011, consisting of preferred and common stock investments.  At December 31, 2011, we had recorded an accumulated net unrealized gain of $997 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the years ended December 31, 2011, 2010 and 2009, we realized gains on sale of $1,264, $2,352 and $1,436, respectively.  Additionally, during the year ended December 31, 2009, we realized a non-cash impairment loss of $2,660, related to a decline in value of certain investment securities which were determined to be other than temporary.  No such losses were required or recorded in the accompanying consolidated financial statements for the years ended December 31, 2011 and 2010.

As of December 31, 2011, we owned interests in 146 investment properties, including 38 properties owned through our unconsolidated joint ventures, but not including our development joint venture properties.  In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements and current distributions.  Monthly debt service requirements are primarily interest although certain of our secured mortgages require monthly principal amortization.

Reference is made to Note 12, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of December 31, 2011, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Net cash provided by operating activities	$63,274	59,523	71,051

Net cash provided by (used in) investing activities	$(101,851)	(28,735)	6,092

Net cash provided by (used in) financing activities	$32,762	(23,941)	(75,604)

2011 Compared to 2010

Net cash provided by operating activities was $63,274 for the year ended December 31, 2011, as compared to $59,523 for the year ended December 31, 2010.  The increase in cash provided by operating activities is due primarily to a reduction in accounts receivable, as well as property operations.  See our discussion of results of operations for an explanation related to property operations.

Net cash used in investing activities was $101,851 for the year ended December 31, 2011, as compared to $28,735 for the year ended December 31, 2010.  The primary reason for the increase in cash used in investing activities was the use of $125,604 to purchase investment properties and $40,775 in additions to investment properties during the year ended December 31, 2011, as compared to the use of $102,478 to purchase investment properties and $23,470 in additions to investment properties during the year ended December 31, 2010.  Additionally, we received proceeds of $10,796 from the sale of investment properties and $499 from the change in control of investment properties during the year ended December 31, 2011, as compared to receiving proceeds of $46,868 from the sale of investment properties and $11,886 from the change in control of investment properties during the year ended December 31, 2010.  Partially offsetting the increase in cash used in investing activities was the receipt of $62,929 from the sale of property ownership interests in connection with our joint venture with IPCC during the year ended December 31, 2011, as compared to the receipt of $35,461 from the sale of property ownership interests during the year ended December 31, 2010.

Net cash provided by financing activities was $32,762 for the year ended December 31, 2011, as compared to cash used in financing activities of $23,941 during the year ended December 31, 2010.  The primary reason for the increase in cash provided by financing activities was the receipt of $85,000 in proceeds from our unsecured credit facilities during the year ended December 31, 2011, as compared to $10,000 during the year ended December 31, 2010.  Additionally, the issuance of shares, net of offering costs of $55,415 during the year ended December 31, 2011, as compared to $23,899 during the year ended December 31, 2010.  Further, during the year ended December 31, 2011, we received $26,881 in net loan proceeds as compared to $7,683 during the year ended December 31, 2010.  Partially offsetting the increase in cash provided by financing activities was the use of $82,648 to repurchase certain convertible notes during the year ended December 31, 2011, as compared to $15,483 during the year ended December 31, 2010.

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

Net cash used in investing activities was $28,735 for the year ended December 31, 2010, as compared to net cash provided by investing activities of $6,092 for the year ended December 31, 2009.  The primary reason for the increase in cash used in investing activities was the use of $102,478 to purchase investment properties and $23,470 in additions to investment properties during the year ended December 31, 2010, as compared to no investment property acquisitions and $16,785 in additions to investment properties during the year ended December 31, 2009.  Partially offsetting this increase in cash used in investing activities is proceeds of $46,868 from the sale of investment properties during the year ended December 31, 2010, compared to proceeds of $7,712 during the year ended December 31, 2009.  Additionally, we received proceeds of $11,886 from the change in control transaction related to Algonquin Commons and invested $23,620 less in unconsolidated joint ventures during the year ended December 31, 2010, as compared to the year ended December 31, 2009.

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

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of the year ended December 31, 2011:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$391,202	69,635	180,058	47,406	94,103
Line of Credit Facility	80,000	—	80,000	—	—
Convertible Notes (a)	29,215	—	29,215	—	—
Term Loan	200,000	—	150,000	—	50,000
Office Lease	1,537	419	1,118	—	—
Interest Expense (b)(c)	124,162	29,708	57,780	19,834	16,840

(a)          Our convertible notes issued during 2010 mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their note.

(b)         Interest expense on the convertible notes was calculated through the first date at which we are able to call the note

(c)          Interest expense on the line of credit facility was calculated with the outstanding balance as of December 31, 2011.

Results of Operations

This section describes and compares our results of operations for the three years ended December 31, 2011, 2010 and 2009.  At December 31, 2011, we had ownership interests in 29 single-user retail properties, 61 Neighborhood Centers, 23 Community Centers, 32 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the same twelve month periods during each year, referred to herein as “same store” properties.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  Net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.

A total of 104 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 8.7 million square feet.  In the table below, “other investment properties” includes activity from properties acquired during the years ended December 31, 2011, 2010 and 2009, two properties in which we took over ownership control from our joint venture partner, properties contributed to our joint ventures and activity from properties owned through our joint venture with IPCC while they were consolidated.   Operations from properties acquired through this joint venture are recorded as consolidated income until those properties become unconsolidated with the first sale of ownership interests to investors.  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations and other comprehensive income.  The “same store” investment properties represent 90% of the square footage of our consolidated portfolio at December 31, 2011.  The following table presents the net operating income, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the years ended December 31, 2011, 2010 and 2009 along with reconciliation to net income (loss) attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Rental income and tenant recoveries:
“Same store” investment properties, 104 properties
Rental income	$98,132	97,268	102,248
Tenant recovery income	33,393	35,315	35,822
Other property income	2,324	1,788	4,304
“Other investment properties”
Rental income	18,981	18,102	15,009
Tenant recovery income	6,196	7,455	5,972
Other property income	186	241	136
Total rental and additional rental income	$159,212	160,169	163,491

Property operating expenses:
“Same store” investment properties, 104 properties
Property operating expenses	$19,754	21,086	20,396
Real estate tax expense	23,258	26,082	26,546
“Other investment properties”
Property operating expenses	4,149	3,769	3,036
Real estate tax expense	5,272	6,390	3,866
Total property operating expenses	$52,433	57,327	53,844

Property net operating income
“Same store” investment properties	$90,837	87,203	95,432
“Other investment properties”	15,942	15,639	14,215
Total property net operating income	$106,779	102,842	109,647

Other income:
Straight-line rents	1,631	1,522	(761)
Amortization of lease intangibles	356	(96)	54
Other income	2,438	4,563	2,813
Fee income from unconsolidated joint ventures	6,027	3,578	3,330
Gain on sale of investment properties	—	—	341
Gain (loss) from change in control of investment property	(1,400)	5,018	—
Gain on sale of joint venture interest	1,366	4,555	2,766
Gain on extinguishment of debt	—	1,481	8,977

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiaries	632	(719)	513
Bad debt expense	(4,012)	(6,287)	(5,511)
Depreciation and amortization	(50,303)	(44,188)	(45,072)
General and administrative expenses	(14,656)	(13,735)	(12,639)
Interest expense	(41,668)	(36,293)	(34,155)
Impairment of investment securities	—	—	(2,660)
Provision for asset impairment	(8,064)	(18,190)	(4,696)
Equity in loss of unconsolidated ventures	(8,124)	(4,365)	(16,494)

Income (loss) from continuing operations	(8,998)	(314)	6,453
Income from discontinued operations	1,944	1,838	3,173
Net income (loss)	(7,054)	1,524	9,626

Less: Net income attributable to the noncontrolling interest	(130)	(306)	(417)
Net income (loss) attributable to Inland Real Estate Corporation	(7,184)	1,218	9,209

Dividends on preferred shares	(948)	—	—

Net income (loss) attributable to common stockholders	$(8,132)	1,218	9,209

On a “same store” basis (comparing the results of operations of the investment properties owned during the year ended December 31, 2011, with the results of the same investment properties owned during the year ended December 31, 2010), property net operating income increased $3,634 with total rental and additional rental income decreasing by $522 and total property operating expenses decreasing $4,156.  In comparing the results of operations from the “same store” properties during the years ended December 31, 2010 and 2009, property net operating income decreased $8,229 with total rental and additional rental income decreasing $8,003 and total property operating expenses increasing $226.

Net income (loss) attributable to common stockholders decreased $9,350 when comparing the year ended December 31, 2011 to the year ended December 31, 2010 and decreased $7,991 when comparing the year ended December 31, 2010 to the year ended December 31, 2009.

Rental income increased $864 on a “same store” basis, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to the effect of income from new leases previously signed and the end of any associated rent abatement periods.  Total rental income increased $1,743 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, reflecting an increase in rental income from our “other investment properties” during the year.  The increase is a result of investment properties acquired during the years ended December 31, 2011 and 2010, including the change in control transactions related to Algonquin Commons and Orchard Crossing, and properties owned through our joint venture with IPCC, while they are consolidated.

Rental income decreased $4,980, on a “same store” basis, for the year ended December 31, 2010, as compared to the year ended December 31, 2009 primarily due to early termination of certain leases, tenant defaults and bankruptcies, expiring leases that were not renewed and rent relief granted in 2009, the full impact of which occurred in 2010.  Total rental income decreased $1,887 reflecting a decrease in rental income from our “other investment properties.”  This increase is a result of investment properties acquired during the year ended December 31, 2010 and on properties owned through our joint venture with IPCC, while they were consolidated.

Tenant recovery income decreased $1,922 on a “same store” basis, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to decreased property operating and real estate tax expenses.

Tenant recovery income decreased $507 on a “same store” basis, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to the same factors causing the decrease in rental income.  Total tenant recovery income increased $976, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, reflecting an increase in tenant recovery income on our “other investment properties.”

Other property income increased $536 on a “same store” basis for the year ended December 31, 2011, as compared to the year ended December 31, 2010 and decreased $2,516 for the year ended December 31, 2010, as compared to the year ended December 31, 2009.  This change from year to year is due in most part to the level of lease termination fees recorded in each year.

Property operating expenses decreased $1,332 on a “same store” basis and $952 in total, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, respectively, primarily due to decreased snow removal costs and our ongoing cost reduction efforts during the year ended December 31, 2011.

Property operating expenses increased $690 on a “same store” basis, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due primarily to increased snow removal costs and routine maintenance.  Total property operating expenses increased $1,423, reflecting an increase in common area maintenance expenses incurred on our “other investment properties.”  This increase is a result of investment properties acquired during the year ended December 31, 2010 and on properties owned through our joint venture with IPCC, while they were consolidated.

Real estate tax expense decreased $2,824 on a “same store” basis and $3,942 in total, for the year ended December 31, 2011, as compared to the year ended December 31, 2010.  The decrease in real estate tax expense during each period can be attributed to changes in assessed values of our investment properties by the various taxing authorities.

Real estate tax expense decreased $464 on a “same store” basis and increased $2,060 in total, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, respectively.  The change in real estate tax expense is a result of the assessed values of our investment properties by the various taxing authorities.

Other income decreased $2,125 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to decreased gains on the sale of investment securities.  Additionally, during the year ended December 31, 2010, we were granted possession of a vacant building at our Orland Park Place Outlots investment property.  Previously, we had a ground lease with a restaurant operator.  Upon default by the tenant, we added this building to our portfolio, according to the lease terms, resulting in income of $890.

Other income increased $1,750 for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to gains on sale of certain investment securities and the $890 of income from the vacant building assumption at Orland Park Place Outlots.  The increases were offset by a decrease in dividend income received on our investment in securities portfolio.

Fee income from unconsolidated joint ventures increased $2,449 for the year ended December 31, 2011, as compared to the year ended December 31, 2010.  This increase is mostly due to an increase in acquisition fees earned on sales of interests by our IPCC joint venture and increased management fees related to an increased number of properties under management through our unconsolidated joint ventures and the properties that have been fully sold through our IPCC joint venture.

Fee income from unconsolidated joint ventures increased $248 for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to fees earned through our joint venture with PGGM.  Partially offsetting this increase was a decrease in management fees earned from our joint venture with NYSTRS.  This decrease in management fee income is due to the change in control of Algonquin Commons which occurred on July 1, 2010.  Because Algonquin Commons is now a consolidated property, we no longer earn fees from the joint venture for managing it.

During the year ended December 31, 2011, we recorded a loss from change in control of investment properties of $1,400 related to Orchard Crossing, a property previously owned through our joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”).  During the year ended December 31, 2010, we recorded a gain from change in control of investment properties of $5,018 related to Algonquin Commons, a property previously owned through our joint venture with New York State Teachers’ Retirement System.  Prior to the change in control transactions, each property was unconsolidated and was accounted for under the equity method of accounting.

Gain on sale of joint venture interest decreased $3,189 for the year ended December 31, 2011, as compared to the year ended December 31, 2010.  This is due to decreased gains on sale in connection with the length of time the properties sold during the year ended December 31, 2010 were held in our joint venture with IPCC.

Gain on sale of joint venture interest increased $1,789 for the year ended December 31, 2010, as compared to the year ended December 31, 2009 due to increased gains on sale in connection with sales of interest in properties through our joint venture with IPCC.

Gain on extinguishment of debt decreased $7,496 for the year ended December 31, 2010, as compared to the year ended December 31, 2009.  This decrease is due to lower gains recorded for the purchase of certain of our convertible notes at a discount to the contract amount and discounts received for the early payoff of certain of our mortgages payable during the year ended December 31, 2009.  No such gains were recorded during the year ended December 31, 2011.

Bad debt expense decreased $2,275 for the year ended December 31, 2011, as compared to the year ended December 31, 2010.  The decrease in bad debt expense is due to fewer tenant bankruptcies and tenant failures.

Bad debt expense increased $776 for the year ended December 31, 2010, as compared to the year ended December 31, 2009.  The increase in bad debt expense is due to increased tenant bankruptcies and the economic challenges facing our tenants.

Depreciation and amortization increased $6,115 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to depreciation recorded on Algonquin Commons and Orchard Crossing after the change in control transactions, additional properties owned through our joint venture with IPCC, while they were consolidated, depreciation on new tenant improvement assets for work related to new leases and the write off of tenant improvement assets, as a result of early lease terminations.

Depreciation and amortization decreased $884 for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due in most part to the write off of tenant improvement assets, as a result of early lease terminations, tenant failures and increased vacancies during the year ended December 31, 2009.  The decrease in depreciation and amortization is partially offset by depreciation recorded on Algonquin Commons after the change in control transaction.

General and administrative expenses increased $921 for the year ended December 31, 2011, as compared to the year ended December 31, 2010.  The increase is due primarily to an increase in payroll and related items as a result of additional staff.

General and administrative costs increased $1,096 for the year ended December 31, 2010, as compared to the year ended December 31, 2009.  This increase is due to increased payroll and related items as a result of additional staff, increased acquisition costs related to properties acquired during 2010 as well as costs incurred for properties we did not acquire and increased professional fees.

Interest expense increased $5,375 for the year ended December 31, 2011, as compared to the year ended December 31, 2010.  The increase in interest expense is primarily due to an increase in interest expense of $5,651 on our mortgages payable, which includes Algonquin Commons for the year ended December 31, 2011, as compared to only six months of expense during the year ended December 31, 2010 and additional interest on mortgages payable of the properties owned through our joint venture with IPCC, while they were consolidated.  Additionally, the amortization of loan costs increased related to the fees in connection with the refinance of the unsecured credit facilities in June 2010, as well as the fees for the amendments completed during the year ended December 31, 2011.  Partially offsetting this increase in interest expense is a decrease in interest on our convertible notes as a result of the repurchases during 2011 and 2010 and decreased interest expense on our unsecured line of credit due to lower interest rates charged on the outstanding balance.

Interest expense increased $2,138 for the year ended December 31, 2010, as compared to the year ended December 31, 2009.  This increase is due primarily to increased interest rates charged on our unsecured credit facilities as a result of refinancing them earlier in 2010.  Interest on our unsecured facilities increased approximately $3,474.  This increase is partially offset by a decrease in interest on our mortgages payable, due to lower balances maintained during the year.  Our mortgage payable balance as of December 31, 2010 was higher than the balance as of December 31, 2009, due to mortgage loans closed during the fourth quarter of 2010.

During the year ended December 31, 2011, we recorded a provision for asset impairment of $2,841 related to two consolidated properties that we anticipate selling at prices below their current carrying amount and $5,223 to record our investment in three development joint ventures at fair value.

During the year ended December 31, 2010, we recorded a provision for asset impairment of $18,190, related to five development joint venture projects, to reflect the investments at fair value.

During the year ended December 31, 2009, we recorded a provision for asset impairment of $4,696.  Of this amount, $2,872 related to basis differences recorded for interest costs incurred for certain development projects and $1,824 related to one consolidated investment property and a portion of another.  Both properties were sold at prices below our current carrying value and required adjustments.  Reference is made to our discussion under the caption “Critical Account Policies” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our impairment policies.

Equity in earnings (loss) of unconsolidated joint ventures decreased $3,759 for year ended December 31, 2011, as compared to the year ended December 31, 2010, respectively.  The increase in losses for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was due to impairment losses recorded related to development joint venture properties.  The total impairment loss recorded during the year ended December 31, 2011 was $17,387 at the joint venture level.  Our pro rata share of this loss, equal to $7,824, is included in this line item on the accompanying consolidated statements of operations and other comprehensive income.  During the year ended December 31, 2010, the total impairment loss recorded was $5,550 at the joint venture level.  Our pro rata share of this loss, equal to $2,498, is included in this line item on the accompanying consolidated statements of operations and other comprehensive income.

Equity in loss of unconsolidated joint ventures increased $12,129 for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to impairment charges recorded during the year ended December 31, 2009 related to our development joint venture properties.  The total impairment loss recorded during the year ended December 31, 2009 was $31,919 at the joint venture level.  Our pro rata share of this loss, equal to $14,753, is included in this item on the accompanying consolidated statements of operations and other comprehensive income.

Significant Tenants (a) (b)

The following table presents the significant retail tenants in our total portfolio, based on percentage of annual base rent, along with their respective percentage of total square footage, annual base rent, and approximate receivable balance as of December 31, 2011:

Tenant Name	Annual Base Rent (c)	Percentage of Annual Base Rent	Percentage of Total Square Footage	Receivable Balance at December 31, 2011

Supervalu, Inc. (d)	$12,534	7.46%	8.34%	(4)
Roundy’s (e)	7,065	4.21%	4.23%	21
Dominick’s Finer Foods	6,345	3.78%	3.71%	63
TJX Companies, Inc. (f)	5,227	3.11%	3.61%	(27)
Carmax	4,021	2.39%	1.32%	335
Best Buy	3,995	2.38%	1.61%	46
PetSmart	3,141	1.87%	1.71%	235
Walgreen’s	3,088	1.84%	1.01%	79
Kroger (g)	2,990	1.78%	2.21%	119
Bed Bath & Beyond (h)	2,621	1.56%	1.95%	(34)
Michael’s	2,601	1.55%	1.44%	62
Retail Ventures, Inc. (DSW Warehouse)	2,361	1.41%	0.84%	(41)
Dick’s Sporting Goods	2,065	1.23%	1.51%	3
The Gap (i)	1,893	1.13%	1.05%	18
The Sports Authority	1,851	1.10%	0.95%	30
OfficeMax	1,737	1.03%	1.02%	119
Party City	1,717	1.02%	0.83%	(26)
Dollar Tree (j)	1,692	1.01%	1.23%	33

Total	$66,944	39.86%	38.57%	1,031

(a)          Significant tenants are tenant that represent 1% or more of our annualized base rent.

(b)         The table above includes properties owned through our unconsolidated joint ventures.

(c)          Annualized rent shown includes joint venture partner’s pro rata share.

(d)         Includes Jewel (11) and Cub Foods (8)

(e)          Includes Roundy’s (5), Pick ‘N Save (2), Super Pick ‘N Save (1) and Metro Market (1)

(f)            Includes TJ Maxx (6), Marshall’s (9), and Home Goods Stores (1)

(g)         Includes Kroger (1) and Food 4 Less (4)

(h)         Includes Bed Bath & Beyond (5) and Buy Buy Baby (3)

(i)             Includes Old Navy (8), The Gap (1) and The Gap Factory Store (1)

(j)             Includes Dollar Tree (16) and Deal$ (1)

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

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Reference is made to Note 3, “Unconsolidated Joint Ventures” to the accompanying consolidated financial statements for a discussion of our unconsolidated joint ventures as of December 31, 2011, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Development Joint Ventures

Our development joint ventures with four independent partners were designed to take advantage of what we believe are the unique strengths of each development team, while potentially diversifying our risk.  Our development partners identified opportunities, assembled and completed the entitlement process for the land, and gauged national “big box” retailer interest in the location before bringing the project to us for consideration.  We contributed financing, leasing, and property management expertise to enhance the productivity of the new developments and are typically entitled to earn a preferred return on our portion of invested capital.

Within the prevailing economic environment, a number of retailers have delayed new store openings until market conditions substantially improve.  In light of this marketplace reality, we have extended delivery dates for these projects and we will not have the ability to estimate the project completion dates until activity resumes.  As a result of the project delays, we have been required to record significant impairment losses related to these projects during the years ended December 31, 2011, 2010 and 2009.  In conjunction with these impairment losses, we were required to write down our investment in certain projects to zero as we determined that it was not likely we would recover our invested capital from future cash flows of each project.  To provide clarity as to the current status of our development projects, we have divided them into two categories; active projects and land held for future development.

The projects considered active projects are Savannah Crossing in Aurora, Illinois, North Aurora Phase I in North Aurora, Illinois, and Southshore Shopping Center in Boise, Idaho.  Construction is essentially complete at Savannah Crossing and Southshore Shopping Center is a redevelopment of an existing building.

The remaining development properties are categorized as land held for future development.  These include North Aurora Phases II and III in North Aurora, Illinois, Shops at Lakemoor in Lakemoor, Illinois, and Lantern Commons in Westfield, Indiana.

We will deploy capital for construction or improvements to development properties only when we have signed commitments from retailers and cannot be sure of their exact nature or amounts until that time.

Fair Value Disclosures

Reference is made to Note 4, “Fair Value Disclosures” to the accompanying consolidated financial statements for a discussion of our fair value disclosures as of December 31, 2011, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-GAAP Financial Measures

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental measure to compare our performance and operations to other REITs.  Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities in which the REIT holds an interest, which NAREIT has further elaborated to exclude impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate..  We have adopted the NAREIT definition for computing FFO.  Management uses the calculation of FFO for several reasons.  We use FFO to compare our performance to that of other REITs in our peer group.  Additionally, FFO is used in certain employment agreements to determine incentives payable by us to certain executives, based on our performance.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.  The following table reflects our FFO for the periods presented, reconciled to net income (loss) attributable to common stockholders for these periods:

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009

Net income (loss) attributable to common stockholders	$(8,132)	1,218	9,209
Gain on sale of investment properties	(1,510)	(1,490)	(2,350)
Gain (loss) from change in control of investment properties	1,400	(5,018)	—
Impairment of depreciable operating property	2,841	—	1,824
Equity in depreciation and amortization of unconsolidated joint ventures	14,653	13,642	16,210
Amortization on in-place lease intangibles	6,540	4,478	2,798
Amortization on leasing commissions	1,423	1,120	1,306
Depreciation, net of noncontrolling interest	42,415	39,123	41,996

Funds From Operations attributable to common stockholders	$59,630	53,073	70,993

Net income (loss) attributable to common stockholders per weighted average common share - basic and diluted	$(0.09)	0.01	0.12

Funds From Operations attributable to common stockholders, per weighted average commons share - basic and diluted	$0.67	0.62	0.90

Weighted average number of common shares outstanding, basic	88,530	85,951	78,441

Weighted average number of common shares outstanding, diluted	88,633	86,036	78,504

Distributions declared, common	$50,589	49,008	53,875
Distributions per common share	$0.57	0.57	0.69

Items impacting FFO:

Gain on extinguishment of debt	—	(1,481)	(8,977)
Provision for asset impairment	5,223	18,190	4,696
Impairment of investment securities	—	—	2,660
Provision for asset impairment included in equity in loss of unconsolidated joint ventures	7,824	2,498	14,753
Tax (benefit) expense related to current impairment charges, net of valuation allowance	(1,368)	147	(1,638)
Other non-cash adjustments	940	—	—

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

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009

Net income (loss)	$(7,054)	1,524	9,626
Net income attributable to noncontrolling interest	(130)	(306)	(417)
Gain on sale of property	(1,510)	(1,536)	(3,197)
(Gain) loss from change in control of investment property	1,400	(5,018)	—
Income tax (benefit) expense of taxable REIT subsidiary	(632)	719	(513)
Interest expense	41,668	36,293	34,155
Interest expense associated with discontinued operations	—	575	668
Interest expense associated with unconsolidated joint ventures	8,865	9,774	11,477
Depreciation and amortization	50,303	44,188	45,072
Depreciation and amortization associated with discontinued operations	257	832	1,387
Depreciation and amortization associated with unconsolidated joint ventures	14,653	13,642	16,210

EBITDA	$107,820	100,687	114,468

Total Interest Expense	$50,533	46,642	46,300

EBITDA: Interest Expense Coverage Ratio	$2.1 x	2.2 x	2.5 x

Items impacting EBITDA

Gain on extinguishment of debt	—	(1,481)	(8,977)
Provision for asset impairment	8,064	18,190	4,696
Impairment of investment securities	—	—	2,660
Provision for asset impairment included in equity in loss of unconsolidated joint ventures	7,824	2,498	14,753
Other non-cash adjustments	940	—	—

Impact of Recent Accounting Principles

The Financial Accounting Standards Board (“FASB”) issued ASU 2011-05 aimed at increasing the prominence of other comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income.  The ASU eliminates the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity.  However, the amendments do not change what items are reported in other comprehensive income or the U.S. GAAP requirement to report reclassification of items from other comprehensive income to net income on the face of the financial statements.  The ASU requires retrospective application.  The guidance will be required to be implemented by us beginning January 1, 2012.  Management does not anticipate that the impact of this pronouncement will have a significant impact on the financial statements as it is aimed at providing additional information and enhancing presentation and disclosure.

Inflation

Certain long term leases contain provisions to mitigate the adverse impact of inflation on our operating results.  Such provisions include clauses entitling us to receive scheduled base rent increases and base rent increases based upon the consumer price index.  In addition, the majority of our leases require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in cost and operating expenses resulting from inflation.

Subsequent Events

Reference is made to Note 17, “Subsequent Events” to the accompanying consolidated financial statements for a discussion of our subsequent event disclosures, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the year ended December 31, 2010 we entered into an interest rate swap contract, as a requirement under a $60,000 secured mortgage.

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

Reference is made to Note 12, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of December 31, 2011, which is incorporated into this Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

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

At December 31, 2011, approximately $334,764, or 48%, of our debt has variable interest rates averaging 3.05%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 1.0% annualized increase in interest rates would have increased our interest expense by approximately $3,348 for the year ended December 31, 2011.

Equity Price Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices is a result of our investment in securities.  At December 31, 2011, our investment in securities, classified as available for sale, totaled $11,075.  The carrying values of investments in securities subject to equity price risks are based on quoted market prices as of the date of the consolidated balance sheets.  Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  Fluctuation in the market price of a security may result from any number of factors including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments and general market conditions.  Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.  We do not engage in derivative or other hedging transactions to manage our equity price risk.

Other than temporary impairments on our investment in securities were $2,660 for the year ended December 31, 2009.  No such impairments were required or recorded for the years ended December 31, 2011 and 2010.  We believe that our investments will continue to generate dividend income and, as the stock market recovers, we have begun to recognize gains on sale.

Item 8.  Financial Statements and Supplementary Data

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Corporation:

We have audited the accompanying consolidated balance sheets of Inland Real Estate Corporation (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and other comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),  the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Corporation:

We have audited Inland Real Estate Corporation’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations and other comprehensive income, equity, and  cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
February 27, 2012

INLAND REAL ESTATE CORPORATION

Consolidated Balance Sheets

December 31, 2011 and 2010

(In thousands, except per share data)

	December 31, 2011	December 31, 2010
Assets:
Investment properties:
Land	$314,384	345,637
Construction in progress	1,669	142
Building and improvements	950,421	999,723

	1,266,474	1,345,502
Less accumulated depreciation	323,839	326,546

Net investment properties	942,635	1,018,956

Cash and cash equivalents	7,751	13,566
Investment in securities	12,075	10,053
Accounts receivable, net	30,097	37,755
Investment in and advances to unconsolidated joint ventures	101,670	103,616
Acquired lease intangibles, net	31,948	38,721
Deferred costs, net	18,760	17,041
Other assets	14,970	15,133

Total assets	$1,159,906	1,254,841

Liabilities:
Accounts payable and accrued expenses	$33,165	34,768
Acquired below market lease intangibles, net	11,147	10,492
Distributions payable	4,397	4,139
Mortgages payable	391,202	483,186
Unsecured credit facilities	280,000	195,000
Convertible notes	27,863	107,360
Other liabilities	21,719	18,898

Total liabilities	769,493	853,843

Stockholders’ Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; 2,000 Series A shares issued and outstanding at December 31, 2011 and none issued and outstanding at December 31, 2010	50,000	—
Common stock, $0.01 par value, 500,000 Shares authorized; 88,992 and 87,838 Shares issued and outstanding at December 31, 2011 and 2010, respectively	890	878
Additional paid-in capital (net of offering costs of $67,753 and $65,322 at December 31, 2011 and 2010, respectively)	783,211	775,348
Accumulated distributions in excess of net income	(435,201)	(376,480)
Accumulated other comprehensive income (loss)	(7,400)	1,148

Total stockholders’ equity	391,500	400,894

Noncontrolling interest	(1,087)	104

Total equity	390,413	400,998

Total liabilities and equity	$1,159,906	1,254,841

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Balance Sheets

December 31, 2011 and 2010

(In thousands, except per share data)

The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”), which are included in the Consolidated Balance Sheets as of December 31, 2010.  There were no consolidated VIE assets and liabilities as of December 31, 2011.  The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation.  Reference is made to footnote 3 of this Annual Report on Form 10-K for additional information related to the deconsolidation of the VIE assets and liabilities.

December 31, 2010
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Investment properties:
Land	$7,292
Building and improvements	22,283

29,575
Less accumulated depreciation	237

Net investment properties	29,338

Acquired lease intangibles, net	5,450
Other assets	403

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$35,191

Liabilities of consolidated VIE’s for which creditors or beneficial interest holders do not have recourse to the general credit of the Company

Mortgages payable	$19,353
Other liabilities	615

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$19,968

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Operations and Other Comprehensive Income

For the years ended December 31, 2011, 2010 and 2009

(In thousands except per share data)

	2011	2010	2009
Revenues
Rental income	$119,100	116,796	116,550
Tenant recoveries	39,589	42,770	41,794
Other property income	2,510	2,029	4,440
Fee income from unconsolidated joint ventures	6,027	3,578	3,330
Total revenues	167,226	165,173	166,114

Expenses:
Property operating expenses	27,915	31,142	28,943
Real estate tax expense	28,530	32,472	30,412
Depreciation and amortization	50,303	44,188	45,072
Provision for asset impairment	8,064	18,190	4,696
General and administrative expenses	14,656	13,735	12,639
Total expenses	129,468	139,727	121,762

Operating income	37,758	25,446	44,352

Other income	2,438	4,563	2,813
Gain on sale of investment properties	—	—	341
Gain (loss) from change in control of investment properties	(1,400)	5,018	—
Gain on sale of joint venture interest	1,366	4,555	2,766
Gain on extinguishment of debt	—	1,481	8,977
Impairment of investment securities	—	—	(2,660)
Interest expense	(41,668)	(36,293)	(34,155)
Income (loss) before income tax benefit (expense) of taxable REIT subsidiaries, equity in loss of unconsolidated joint ventures and discontinued operations	(1,506)	4,770	22,434

Income tax benefit (expense) of taxable REIT subsidiaries	632	(719)	513
Equity in loss of unconsolidated joint ventures	(8,124)	(4,365)	(16,494)
Income (loss) from continuing operations	(8,998)	(314)	6,453
Income from discontinued operations	1,944	1,838	3,173
Net income (loss)	(7,054)	1,524	9,626

Less: Net income attributable to the noncontrolling interest	(130)	(306)	(417)
Net income (loss) attributable to Inland Real Estate Corporation	(7,184)	1,218	9,209

Dividends on preferred shares	(948)	—	—
Net income (loss) attributable to common stockholders	(8,132)	1,218	9,209

Other comprehensive income (expense):
Unrealized gain (loss) on investment securities	(1,053)	1,549	3,068
Reversal of unrealized (gain) loss to realized (gain) loss on investment securities	(1,191)	(2,080)	2,660
Unrealized gain (loss) on derivative instruments	(6,304)	(2,031)	217

Comprehensive income (loss)	$(16,680)	(1,344)	15,154

Basic and diluted earnings attributable to common shares per weighted average common share:

Income (loss) from continuing operations	$(0.11)	(0.01)	0.08
Income from discontinued operations	0.02	0.02	0.04
Net income (loss) attributable to common stockholders per weighted average common share — basic and diluted	$(0.09)	0.01	0.12

Weighted average number of common shares outstanding — basic	88,530	85,951	78,441
Weighted average number of common shares outstanding — diluted	88,530	85,951	78,504

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Equity

For the years ended December 31, 2011, 2010 and 2009

(In thousands except per share data)

	2011	2010	2009
Number of shares
Balance at beginning of year	87,838	84,560	66,498
Shares issued from DRP	299	309	803
Cancelled restricted shares	(1)	—	(2)
Exercise of stock options	1	—	—
Issuance of shares	855	2,969	17,261
Balance at end of year	88,992	87,838	84,560

Preferred Stock
Balance at beginning of year	$—	—	—
Issuance of shares	50,000	—	—
Balance at end of year	50,000	—	—

Common Stock
Balance at beginning of year	878	846	665
Proceeds from DRP	4	3	9
Issuance of shares	8	29	172
Balance at end of year	890	878	846

Additional Paid-in capital
Balance at beginning of year	775,348	749,156	636,199
Proceeds from DRP	2,485	2,604	6,319
Deferred stock compensation	(80)	48	15
Amortization of debt issue costs	42	(330)	62
Exercise of stock options	9	—	—
Issuance of shares	7,838	24,720	112,217
Offering costs	(2,431)	(850)	(5,656)
Balance at end of year	783,211	775,348	749,156

Accumulated distributions in excess of net income
Balance at beginning of year	(376,480)	(328,690)	(284,024)
Net income (loss) attributable to Inland Real Estate Corporation	(7,184)	1,218	9,209
Dividends on preferred shares	(948)	—	—
Distributions declared, common	(50,589)	(49,008)	(53,875)
Balance at end of year	(435,201)	(376,480)	(328,690)

Accumulated other comprehensive income (loss)
Balance at beginning of year	1,148	3,710	(2,235)
Unrealized gain (loss) on investment securities	(1,053)	1,549	3,068
Reversal of unrealized (gain) loss to realized (gain) loss on investment securities	(1,191)	(2,080)	2,660
Unrealized gain (loss) on derivative instruments	(6,304)	(2,031)	217
Balance at end of year	(7,400)	1,148	3,710

Noncontrolling interest
Balance at beginning of year	104	1,693	2,146
Net income attributable to noncontrolling interest	130	306	417
Contributions to noncontrolling interest	25	25	24
Purchase of noncontrolling interest	(735)	(1,218)	(149)
Distributions to noncontrolling interest	(611)	(702)	(745)
Balance at end of year	(1,087)	104	1,693

Total equity	$390,413	400,998	426,715

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2011, 2010, and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(7,054)	1,524	9,626
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset impairment	8,064	18,190	4,696
Depreciation and amortization	50,987	45,548	46,908
Amortization of deferred stock compensation	(80)	48	15
Amortization on acquired above/below market leases and lease inducements	(336)	158	(61)
Gain on sale of investment properties	(1,509)	(1,850)	(2,349)
Income from assumption of investment property	—	(890)	—
Gain (loss) from change in control of investment properties	1,400	(5,018)	—
Loss on land condemnation	—	259	—
Gain on extinguishment of debt	—	(1,481)	(8,977)
Realized (gain) loss on investment securities, net	(1,264)	(2,352)	1,224
Equity in loss of unconsolidated ventures	8,124	4,365	16,495
Gain on sale of joint venture interest	(1,366)	(4,555)	(2,766)
Straight line rent	(1,562)	(1,579)	732
Amortization of loan fees	3,668	2,420	3,031
Amortization of convertible note discount	1,288	1,426	1,422
Distributions from unconsolidated joint ventures	1,146	904	42
Changes in assets and liabilities:
Restricted cash	1,384	(361)	751
Accounts receivable and other assets, net	6,439	3,089	4,401
Accounts payable and accrued expenses	(2,715)	2,861	(1,120)
Prepaid rents and other liabilities	(3,340)	(3,183)	(3,019)
Net cash provided by operating activities	63,274	59,523	71,051

Cash flows from investing activities:
Restricted cash	$20	(2,641)	(170)
Proceeds from sale of interest in joint venture, net	62,929	35,461	32,656
(Purchase) sale of investment securities, net	(3,001)	2,813	1,908
Purchase of investment properties	(125,604)	(102,478)	—
Additions to investment properties, net of accounts payable	(40,775)	(23,470)	(16,785)
Proceeds from sale of investment properties, net	10,796	46,868	7,712
Land condemnation	—	65	—
Proceeds from change in control of investment properties	499	11,886	—
Distributions from unconsolidated joint ventures	8,831	10,386	12,325
Investment in unconsolidated joint ventures	(11,135)	(4,815)	(28,435)
Mortgages receivable	—	—	(515)
Leasing fees	(4,411)	(2,810)	(2,604)
Net cash provided by (used in) investing activities	(101,851)	(28,735)	6,092

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash flows from financing activities:
Proceeds from the DRP	$2,489	2,607	6,328
Proceeds from exercise of stock options	9	—	—
Issuance of shares, net of offering costs	55,415	23,899	106,733
Purchase of noncontrolling interest, net	(710)	(1,193)	(125)
Loan proceeds	93,321	187,512	2,700
Payoff of debt	(66,440)	(179,829)	(93,289)
Proceeds from unsecured loan	50,000	10,000	—
Proceeds from the unsecured line of credit facility	231,425	187,000	120,000
Repayments on the unsecured line of credit facility	(196,425)	(187,000)	(127,000)
Repayments on convertible notes	(82,648)	(15,483)	(31,040)
Loan fees	(3,187)	(7,318)	(321)
Distributions paid	(51,279)	(48,885)	(55,288)
Distributions to noncontrolling interest partners	(611)	(702)	(745)
Other current liabilities	1,403	5,451	(3,557)
Net cash provided by (used in) financing activities	32,762	(23,941)	(75,604)

Net increase (decrease) in cash and cash equivalents	(5,815)	6,847	1,539

Cash and cash equivalents at beginning of year	13,566	6,719	5,180

Cash and cash equivalents at end of year	$7,751	13,566	6,719

Supplemental disclosure of cash flow information

Cash paid for interest, net of capitalized interest	$36,502	30,088	31,407

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

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

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Certain reclassifications were made to the 2010 and 2009 financial statements to conform to the 2011 presentation but have not changed the results of prior years, other than as indicated or discussed.  Please refer to footnote 12 for a discussion of an immaterial accounting error related to the accounting for convertible note extinguishments that occurred in 2010, 2009 and 2008.

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

The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  The Company maintains its cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, the Company does not believe the risk is significant based on its review of the rating of the institutions where its cash is deposited.  In 2008, FDIC insurance coverage was increased to $250,000 per depositor at each insured bank.  This increase will be in place until December 31, 2013, at which time it will return to $100,000 per depositor, unless coverage is further extended.  As of December 31, 2010, all funds in a noninterest-bearing transaction account are insured in full by the FDIC from December 31, 2010 through December 31, 2012.  This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

Accounting Policies

Depreciation expense is computed using the straight-line method.  Building and improvements are depreciated based upon estimated useful lives of each asset type.  The Company accounts for tenant allowances as tenant improvements.  Tenant improvements are depreciated over the life of the related lease.

Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income.  Acquired in-place leases and customer relationship values are amortized over the life of the related leases as a component of amortization expense.

Leasing fees are amortized on a straight-line basis over the life of the related lease.  Loan fees are amortized on a straight-line basis over the life of the related loan, which approximate the effective interest method.  Leasing fees and loan fees are presented in the accompanying consolidated balance sheets as deferred costs.  Deferred costs are presented net of accumulated amortization of $6,538 and $6,371 for the years ended December 31, 2011 and 2010, respectively.

The Company expenses acquisition costs for investment property acquisitions, accounted for as business combinations, to record the acquisition at its fair value.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in-place leases) and any assumed financing that is determined to be above or below market terms.  Purchase price allocations are based on our estimates.  The value allocated to land as opposed to building affects the amount of depreciation the Company records.  If more value is attributed to land, depreciation expense is lower than if more value is attributed to building and improvements.  In some circumstances, the Company engages independent real estate appraisal firms to provide market information and evaluations that are relevant to its purchase price allocations; however; the Company is ultimately responsible for the purchase price allocations.  The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.

Amortization pertaining to the above market lease intangibles of $832, $742 and $406 was recorded as a reduction to rental income for the years ended December 31, 2011, 2010 and 2009, respectively.  Amortization pertaining to the below market lease intangibles of $1,208, $615 and $474 was recorded as an increase to rental income for the years ended December 31, 2011, 2010 and 2009, respectively.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $6,540, $4,435 and $2,798 for the years ended December 31, 2011, 2010 and 2009, respectively.  In the accompanying consolidated balance sheets, acquired lease intangibles is presented net of accumulated amortization of $12,686 and $9,156 for the years ended December 31, 2011 and 2010, respectively and acquired below market lease intangibles are net of accumulated amortization of $2,980 and $2,292 for the years ended December 31, 2011 and 2010, respectively.  The table below presents the amounts to be recorded for the amortization of intangibles over the next five years:

Year	Amortization of Above Market Lease Intangibles	Amortization of Below market Lease Intangibles	Amortization of In Place Lease Intangibles	Total

2012	$822	(992)	5,335	5,165
2013	774	(988)	4,627	4,413
2014	700	(848)	4,084	3,936
2015	604	(747)	2,325	2,182
2016	490	(618)	1,534	1,406
Thereafter	1,645	(6,954)	9,008	3,699

Total	$5,035	(11,147)	26,913	20,801

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

In determining whether to classify an asset as held for sale, the Company considers whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale, in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the asset is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the property; (vi) the Company is actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all of the above criteria are met, the Company classifies the asset as held for sale.  On the day that these criteria are met, the Company suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets held for sale are recorded at the lower of their carrying amount or fair value less costs to sell.  The assets and liabilities associated with those assets that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented.

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

The use of projected future cash flows is based on assumptions that are consistent with the Company’s estimates of future expectations and the strategic plan it uses to manage its underlying business. However, assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment charges of our real estate properties.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

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

During the years ended December 31, 2011 and 2009, the Company recorded $2,841 and $1,824, respectively of impairment charges related to four consolidated investment properties; Montgomery Plaza, Lake Park Plaza, Grand Traverse Crossing and a vacant Cub Foods store located in Indianapolis, Indiana.  The Company had explored the disposition of these properties and determined that due to the decrease in our estimated hold period, the expected undiscounted cash flows related to these properties no longer supported their current carrying values.  For each property, a letter of intent or contract for sale had been signed, at a price below the properties current carrying value, indicating a reduction in the property’s carrying value.  Therefore, the Company wrote these properties down to their fair value.  Montgomery Plaza and a portion of Lake Park Plaza were subsequently sold at the agreed upon price.  Grand Traverse Crossing and the vacant Cub Foods store are expected to sell during 2012, but are not considered held for sale as there is no assurance these sales will be completed.  No impairment charges related to consolidated investment properties were recorded during the year ended December 31, 2010.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance. The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The total principal amount outstanding was $29,215 and $110,000 as of December 31, 2011 and 2010, respectively.

The Company consolidates the operations of a joint venture if it determines that the Company is the primary beneficiary of a variable interest entity (“VIE”).  The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined as having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity.  When the Company consolidates a VIE, the assets, liabilities and results of operations of the VIE are included in our consolidated financial statements.

In instances where the Company is not the primary beneficiary of a VIE the Company uses the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with the Company’s operations.  Instead, the Company’s share of operations is reflected as equity in earnings (loss) of unconsolidated joint ventures on the consolidated statements of operations and other comprehensive income.  Additionally, the Company’s net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company’s debt is estimated to be $317,737 for debt which bears interest at variable rates and $380,456 for debt which bears interest at fixed rates.  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders.  The Company has not elected the fair value option with respect to its debt.  The disclosure is included to provide information regarding the inputs used to determine the fair value of the outstanding debt, in accordance with existing accounting guidance and is not presented in the accompanying consolidated balance sheets at fair value.

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

The Company periodically reviews the collectability of outstanding receivables.  Allowances are taken for those balances that the Company has reason to believe will be uncollectable, including amounts relating to straight-line rent receivables.  As of December 31, 2011 and 2010, the Company had recorded approximately $2,854 and $4,639, respectively, as an allowance for uncollectable accounts on the accompanying consolidated balance sheets.

The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument.  The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose it to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  The Company entered into an interest rate swap contract to limit its exposure to variable interest rates.  These derivative instruments were designated as cash flow hedges and therefore qualify for hedge accounting.  The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.

A mortgage receivable is considered impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, less costs to sell, if the loan is collateral dependent. The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter. As of December 31, 2011 and 2010, the Company had a $515 mortgage receivable related to the sale of an investment property.  Based upon the Company’s judgment, its mortgage receivable was not impaired as of December 31, 2011.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

Noncontrolling Interests

The Company includes the accounts of all entities in which it holds a controlling financial interest in its consolidated financial statements. A controlling financial interest was typically attributable to the entity with a majority voting interest. However, controlling financial interests may be achieved through arrangements that do not involve voting interests. The controlling financial interest is held by the entity that will absorb a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.

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

Recent Accounting Principles

The Financial Accounting Standards Board (“FASB”“) issued ASU 2011-05 (“the ASU”) aimed at increasing the prominence of other comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income.  The ASU eliminates the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity.  However, the amendments do not change what items are reported in other comprehensive income of the U.S. GAAP requirements to report reclassification of items from other comprehensive income to net income on the face of the financial statements.  The ASU requires retrospective application.  The guidance will be required to be implemented by the Company beginning January 1, 2012.  Management does not anticipate that the impact of the pronouncement will have a significant impact on the financial statements as it is aimed at providing additional information and enhancing presentation and disclosure.

(2)           Investment Securities

At December 31, 2011 and 2010, investment in securities includes $11,075 and $9,053, respectively, of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value and $1,000 in each period of preferred securities that are recorded at cost.  The Company determined that these securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  The Company has recorded a net unrealized gain of $997 and $3,241 on the accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the years ended December 31, 2011, 2010 and 2009 resulted in gains on sale of $1,264, $2,352 and $1,436, respectively, which are included in other income in the accompanying consolidated statements of operations and other comprehensive income.  Dividend income is recognized when received.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

The Company evaluates its investments for impairment quarterly.  The Company’s policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary.  During the year ended December 31, 2009, the Company recognized an impairment charge of $2,660 with respect to its investment in perpetual preferred and common securities in the accompanying consolidated financial statements.  Due to various factors, including the extent and duration during which the market price had been below cost, the Company concluded the decline in value was other than temporary.  No such losses were required or recorded for the years ended December 31, 2011 and 2010.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$3,414	(714)	—	—	3,414	(714)

Non REIT Stock	$209	(51)	—	—	209	(51)

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

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at December 31, 2011	Investment in and advances to unconsolidated joint ventures at December 31, 2011	Investment in and advances to unconsolidated joint ventures at December 31, 2010

IN Retail Fund LLC (a)	50%	$18,304	27,275
NARE/Inland North Aurora I, II & III (b)	45%	—	13,139
Oak Property and Casualty	25%	1,464	1,475
TMK/Inland Aurora Venture LLC (b)	40%	2,320	2,531
PTI Ft Wayne, LLC, PTI Boise LLC, PTI Westfield, LLC (c)(d)	85%	11,100	17,764
INP Retail LP (e)	55%	67,715	33,464
IRC/IREX Venture II LLC (f)	(g)	767	7,968

Investment in and advances to unconsolidated joint ventures		$101,670	103,616

(a)          Joint venture with New York State Teachers Retirement System (“NYSTRS”)

(b)         The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)          Joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”)

(d)         The Company took control of PTI Ft. Wayne, LLC in 2011 and the property is now consolidated.  There is no investment reflected in the current period.

(e)          Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(f)            Joint venture with Inland Private Capital Corporation (“IPCC”).  Investment in balance represents our share of the TIC or DST interests.

(g)         The Company’s profit/loss allocation percentage varies based on the ownership interest it hold in the entity that owns a particular property that is in the process of selling ownership interest to outside investors.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

Effective June 7, 2010, the Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  The joint venture agreement contemplates that, subject to the satisfaction of the conditions described in the governing joint venture documents, the Company will contribute assets from its consolidated portfolio and PGGM will contribute their share of the equity of the properties contributed by the Company and equity for new acquisitions that are identified.  This joint venture may acquire up to $270,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets.  The equity contributed by PGGM, related to properties contributed by the Company, is held in the joint venture and used as the Company’s equity contribution towards future acquisitions.  Under the terms of the agreement, PGGM’s potential equity contribution to the venture may total up to $130,000 and the Company’s maximum equity contribution may total up to $156,000, comprised of net asset contributions.  As of December 31, 2011, PGGM’s remaining commitment is approximately $31,000 and the Company’s is $35,000.  The joint venture expects to acquire additional assets using leverage consistent with its existing business plan during the next year.  The joint venture agreement allows for leverage up to 50 percent of the value of the total portfolio.  The table below presents investment property contributions to and acquisitions by the joint venture during the years ended December 31, 2011 and 2010.

Date	Property	City	State	Gross Value	PGGM’s Contributed Equity	Company’s Contributed Equity

12/15/11	Turfway Commons (a)	Florence	KY	$12,980	$5,823	$7,117
12/07/11	Elston Plaza (a)	Chicago	IL	18,900	9,061	11,074
11/29/11	Brownstones Shopping Center (a)	Brookfield	WI	24,100	10,954	13,388
11/18/11	Woodfield Plaza (b)	Schaumburg	IL	26,966	6,430	7,859
11/15/11	Caton Crossing (b)	Plainfield	IL	12,269	2,060	2,517
11/09/11	Quarry Retail (b)	Minneapolis	MN	36,206	9,198	11,242
09/21/11	Champlin Marketplace (a)	Champlin	MN	12,950	5,978	7,307
09/19/11	Stuart’s Crossing (b)	St. Charles	IL	12,294	2,390	2,922
06/02/11	Village Ten Center (b)	Coon Rapids	MN	14,569	2,921	3,570
06/02/11	Red Top Plaza (a)	Libertyville	IL	19,762	3,728	4,544
03/08/11	The Shops of Plymouth (b)	Plymouth	MN	9,489	1,937	2,368
03/01/11	Byerly’s Burnsville (b)	Burnsville	MN	8,170	3,685	4,504
01/11/11	Joffco Square (a)	Chicago	IL	23,800	4,896	5,996
10/25/10	Diffley Marketplace (a)	Eagan	MN	11,861	2,712	3,315
08/31/10	The Point at Clark (a)	Chicago	IL	28,816	6,464	7,905
07/01/10	Cub Foods (b)	Arden Hills	MN	10,358	4,664	5,701
07/01/10	Shannon Square Shoppes (b)	Arden Hills	MN	5,465	2,464	3,011
07/01/10	Woodland Commons (b)	Buffalo Grove	IL	23,340	10,405	12,717
07/01/10	Mallard Crossing (b)	Elk Grove Village	IL	6,163	2,727	3,333

				$318,458	$98,497	$120,390

(a)                                  These properties were acquired by the joint venture.

(b)                                 These properties were contributed to the joint venture by the Company.

As properties are contributed to the Company’s joint venture with PGGM, the net assets are removed from the consolidated financial statements. The table below reflects those properties that became unconsolidated during the years ended December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010

Net investment properties	$(76,775)	(33,513)
Acquired lease intangibles, net	(1,228)	(886)
Deferred costs, net	(764)	(161)
Other assets	(1,643)	(1,234)
Mortgages payable	56,521	—
Acquired below market lease intangibles, net	294	33
Other liabilities	2	896
Net assets contributed	$(23,593)	(34,865)

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

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

During the year ended December 31, 2011, the Company took control of Orchard Crossing, a property previously held through its joint venture with Pine Tree and during the year ended December 31, 2010, the Company took control of Algonquin Commons, a property previously owned through its joint venture with NYSTRS.  Prior to the change in control transactions, the Company accounted for its investment in these properties as unconsolidated entities.

The change in control transactions of Orchard Crossing and Algonquin Commons were accounted for as business combinations, which required the Company to record the assets and liabilities of each property at its fair value, which was derived using level three inputs.

The Company valued Orchard Crossing using a third party appraisal.  The consolidation resulted in a loss to the Company of $1,400.  The Company valued Algonquin Commons using a discounted cash flow model, including discount rates and capitalization rates applied to the expected future cash flows of the property.  The Company estimated fair value of the debt by discounting the future cash flows of the instrument at a rate currently offered for similar debt instruments.  NYSTRS agreed to pay the Company approximately $12,000 in connection with and as part of the acquisition of the property.  In addition, the Company agreed to release NYSTRS from future obligations associated with the property.  This consolidation resulted in a gain to the Company of $5,122.  The loss from Orchard Crossing and the gain from Algonquin Commons are reflected as gain (loss) from change in control of investment properties on the accompanying consolidated statements of operations and other comprehensive income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Orchard Crossing December 31, 2011	Algonquin Commons December 31, 2010

Investment properties	$19,800	102,103
Other assets	299	1,642
Total assets acquired	20,099	103,745

Mortgages payable	14,800	91,035
Other liabilities	294	2,610

Net assets acquired	$5,005	10,100

The following table summarizes the investment in Orchard Crossing and Algonquin Commons:

	Orchard Crossing	Algonquin Commons
Investments in and advances to unconsolidated joint ventures prior to change in control transaction	$6,597	16,864
Investments in and advances to unconsolidated joint ventures activity	282	—
Gain (loss) from change in control of investment properties	(1,400)	5,122
Cash received	(499)	(11,886)
Closing credits	25	—
Net assets acquired	$5,005	10,100

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

In April 2009, Inland Exchange Venture Corporation (“IEVC”), a taxable REIT subsidiary (“TRS”) of the Company, entered into a limited liability company agreement with IPCC, a wholly-owned subsidiary of The Inland Group, Inc. (“TIGI”) that was formerly known as Inland Real Estate Exchange Corporation.  The resulting joint venture was formed to continue the Company’s joint venture relationship with IPCC that began in 2006 and to provide replacement properties for investors wishing to complete a tax-deferred exchange through private placement offerings, using properties made available to the joint venture by IEVC.  These offerings are structured to sell tenant-in-common (“TIC”) interests or Delaware Statutory Trust (“DST”) interests, together the “ownership interest,” in the identified property.  The Company executed a joinder to the joint venture agreement, agreeing to perform certain expense reimbursement and indemnification obligations thereunder.  IEVC coordinates the joint venture’s acquisition, property management and leasing functions, and earns fees for providing these services to the joint venture.  The Company will continue to earn property management and leasing fees on all properties acquired for this venture, including after all ownership interests have been sold to the investors.

The joint venture was determined to be a variable interest entity (“VIE”) under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any ownership interests, the joint venture owns 100% of the ownership interests in the property and controls the major decisions that affect the underlying property; and therefore upon initial acquisition, the joint venture consolidates the property.  At the time of first sale of an ownership interest, the joint venture no longer controls the underlying property as the activities and decisions that most significantly impact the property’s economic performance are now subject to joint control among the co-owners or lender; and therefore, at such time, the property is deconsolidated and accounted for under the equity method (unconsolidated).  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures until all ownership interests have been sold.  The table below reflects those properties that became unconsolidated during the years ended December 31, 2011 and 2010, and therefore no longer represent the consolidated assets and liabilities of the VIE.

	December 31, 2011	December 31, 2010

Investment properties	$(109,069)	(20,499)
Acquired lease intangibles	(16,143)	(6,494)
Below market lease intangibles	2,513	168
Mortgages payable	70,413	9,000
Net change to investment in and advances to unconsolidated joint ventures	$(52,286)	(17,825)

During the years ended December 31, 2011 and 2010, the joint venture with IPCC acquired twenty-two and six investment properties, respectively.  During the years ended December 31, 2011 and 2010, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, in conjunction with the sales, the Company recorded gains of approximately $1,366, $4,555 and $2,766 for the years ended December 31, 2011, 2010 and 2009, respectively, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and other comprehensive income.

During the year ended December 31, 2010, one of the Company’s development joint ventures completed a land parcel sale for approximately $260.  The joint venture recorded a loss on sale of approximately $52.  The Company’s pro rata share of the loss was $24.  During the year ended December 31, 2010 another of the Company’s development joint ventures completed the sale of a fully leased multi-tenant outlot building for approximately $2,350.  The joint venture recorded a gain on sale of approximately $68.  The Company’s pro rata share of the gain, including preferred return, was $68.  The loss and gain are reflected in equity in earnings (loss) of unconsolidated joint ventures for the year ended December 31, 2010.  During the year ended December 31, 2009, one of the Company’s development joint ventures completed a sale of a Walgreens building to a third party for approximately $4,700.  The joint venture recorded a gain on sale of approximately $885.  The Company’s pro rata share of this gain, including its preferred return, was $847, which is reflected in equity in earnings (loss) of unconsolidated joint ventures for the year ended December 31, 2009.  No land sales were completed through our development joint ventures during the year ended December 31, 2011.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

The Company’s proportionate share of the earnings or losses related to its unconsolidated joint ventures is reflected as equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and other comprehensive income.  During the year ended December 31, 2011, the Company earned $6,027 in fee income from its unconsolidated joint ventures, as compared to $3,578 and $3,330 for the years ended December 31, 2010 and 2009, respectively.  This fee income increased mostly due to acquisition fees related to sales on properties sold through the Company’s joint venture with IPCC.  Acquisition fees are earned on the IPCC joint venture properties as the interests are sold to the investors.  Additionally, the fee income increased due to an increase in management fees on an increased number of properties in unconsolidated joint ventures.  These fees are reflected on the accompanying consolidated statements of operations and other comprehensive income as fee income from unconsolidated joint ventures.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company’s continuing involvement with these investment properties.  Differences between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture’s property assets.  During the years ended December 31, 2011, 2010 and 2009, the Company recorded $2,140, $1,634 and $1,438, respectively, of amortization of this basis difference.

The unconsolidated joint ventures had total outstanding debt in the amount of $394,481 (total debt, not the Company’s pro rata share) at December 31, 2011 that matures as follows:

Joint Venture Entity	2012 (a)	2013	2014	2015	2016	Thereafter	Total

IN Retail Fund LLC	$47,300	33,167	11,687	22,000	8,000	58,780	180,934
NARE/Inland North Aurora I (b)(c)	17,469	—	—	—	—	—	17,469
NARE/Inland North Aurora II (c)	3,549	—	—	—	—	—	3,549
NARE/Inland North Aurora III (c)	13,819	—	—	—	—	—	13,819
PTI Boise LLC (e)	2,700	—	—	—	—	—	2,700
PTI Westfield LLC (f)	7,350	—	—	—	—	—	7,350
TDC Inland Lakemoor LLC (g)	22,105	—	—	—	—	—	22,105
INP Retail LP	22,800	—	—	5,800	—	96,319	124,919
IRC/IREX Venture II LLC	—	—	—	—	—	21,636	21,636

Total unconsolidated joint venture debt	$137,092	33,167	11,687	27,800	8,000	176,735	394,481

(a)          The joint ventures will soon be in discussions with various lenders to extend or restructure this joint venture debt although there is no assurance that the Company, or its joint venture partners, will be able to restructure this debt on terms and conditions the Company find acceptable, if at all.

(b)         The Company has guaranteed approximately $1,100 of one loan included in the 2012 column.

(c)          This loan matured in July 2011.  The joint venture is currently working with the lender to extend this debt.  The joint venture has continued to make monthly debt service payments and the lender has not taken any negative actions with regard to this matured debt.

(d)         This loan matures in October 2012.  In September 2009, the Company purchased the mortgage from the lender at a discount and became a lender to the joint venture.

(e)          This loan matured in December 2011.  The joint venture is currently working with the lender to extend this debt.  The joint venture has continued to make monthly debt service payments and the lender has not taken any negative actions with regards to this matured debt.  The Company has guaranteed approximately $1,200 of this outstanding loan.

(f)            This loan matures in October 2012.  The Company has guaranteed approximately $9,000 of this outstanding loan.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

The Company has guaranteed approximately $11,300 of unconsolidated joint venture debt as of December 31, 2011. The guarantees on three mortgage loans are in effect for the entire term of the respective loan as set forth in the loan documents.  The Company is required to pay on a guarantee upon the default of any of the provisions in the respective loan documents, unless the default is otherwise waived.  The Company is required to estimate the fair value of these guarantees and, if material, record a corresponding liability.  The Company has determined that the fair value of such guarantees are immaterial as of December 31, 2011 and accordingly has not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at its fair value, which was derived using level three inputs.  The total impairment loss is recorded at the joint venture level.  The Company’s pro rata share of the loss is included in equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and other comprehensive income.  Impairment losses for the years ended December 31, 2011, 2010 and 2009 are presented in the table below.

	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009
Joint Venture Entity	Total impairment	Company’s pro rata share	Total impairment	Company’s pro rata share	Total impairment	Company’s pro rata share

NARE/Inland North Aurora I	$7,371	3,317	5,550	2,498	—	—
NARE/Inland North Aurora II	1,200	540	—	—	3,181	1,431
NARE/Inland North Aurora III	8,816	3,967	—	—	4,276	1,924
PDG/Tuscany Village Venture LLC	—	—	—	—	7,450	1,118
PTI Westfield LLC	—	—	—	—	5,713	4,856
TDC Inland Lakemoor LLC	—	—	—	—	11,299	5,424

	$17,387	7,824	5,550	2,498	31,919	14,753

In addition to the impairment charges above, during the year ended December 31, 2009 the Company recorded $2,872 in impairment loss related to basis differences recorded for interest costs incurred for each project.  This loss is included in provision for asset impairment on the accompanying consolidated statements of operations and other comprehensive income.  No impairment charges related to the basis differences were required or recorded during the years ended December 31, 2011 and 2010.

Additionally, during the years ended December 31, 2011 and 2010, the Company determined that, based on the fair value of the related properties, the investments in certain development joint ventures were not recoverable. Therefore, the following impairment losses were recorded to reflect the investments at fair value, which were derived using level three inputs and are included in provision for asset impairment for the years ended December 31, 2011 and 2010 on the accompanying consolidated statements of operations and other comprehensive income.  No impairment adjustments were required or recorded during the year ended December 31, 2009.

Joint Venture Entity	Year ended December 31, 2011	Year ended December 31, 2010

NARE/Inland North Aurora I	$382	3,933
NARE/Inland North Aurora II	1,535	1,500
NARE/Inland North Aurora III	3,306	2,584
PDG/Tuscany Village Venture LLC	—	6,809
TDC Inland Lakemoor LLC	—	3,364

	$5,223	18,190

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

Summarized financial information for the unconsolidated joint ventures is as follows:

	December 31, 2011	December 31, 2010
Balance Sheet:

Assets:
Investment in real estate, net	$702,178	506,809
Other assets	92,271	61,243

Total assets	$794,449	568,052

Liabilities:
Mortgage payable	$394,481	281,496
Other liabilities	59,171	44,976

Total liabilities	453,652	326,472

Total equity	340,797	241,580

Total liabilities and equity	$794,449	568,052

Investment in and advances to unconsolidated joint ventures	$101,670	103,616

	December 31, 2011	December 31, 2010	December 31, 2009
Statement of Operations:

Total revenues	$72,806	69,327	72,377
Total expenses (a)	(93,563)	(81,717)	(112,243)

Loss from continuing operations	$(20,757)	(12,390)	(39,866)

Inland’s pro rata share of loss from continuing operations (b)	$(8,124)	(4,365)	(16,494)

(a)                                  Total expenses include impairment charges in the amount of $17,387, $5,550 and $31,919 for the years ended December 31, 2011, 2010 and 2009, respectively.

(b)                                 IRC’s pro rata share includes the amortization of certain basis differences and an elimination of IRC’s pro rata share of the management fee expense.

Financial Information of Individually Significant Unconsolidated Joint Ventures

Following is summarized financial information for INP Retail LP, NARE/Inland North Aurora, LLC and NARE/Inland North Aurora III, LLC.  For financial reporting purposes, the Company considers these joint ventures to be individually significant unconsolidated joint ventures.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

INP Retail LP

	December 31, 2011	December 31, 2010
Balance Sheet:

Assets:
Investment in real estate, net	$318,326	86,435
Other assets	39,245	13,928

Total assets	$357,571	100,363

Liabilities:
Mortgage payable	$124,919	20,100
Other liabilities	21,326	9,085

Total liabilities	146,245	29,185

Total equity	211,326	71,178

Total liabilities and equity	$357,571	100,363

	December 31, 2011	December 31, 2010
Statement of Operations:

Total revenues	$20,892	3,737
Total expenses	(23,075)	(5,573)

Loss from continuing operations	$(2,183)	(1,836)

NARE/Inland North Aurora LLC

	December 31, 2011	December 31, 2010
Balance Sheet:

Assets:
Investment in real estate, net	$13,966	21,664
Other assets	275	316

Total assets	$14,241	21,980

Liabilities:
Mortgage payable	$17,469	17,469
Other liabilities	268	257

Total liabilities	17,737	17,726

Total equity	(3,496)	4,254

Total liabilities and equity	$14,241	21,980

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

	December 31, 2011	December 31, 2010	December 31, 2009
Statement of Operations:

Total revenues	$713	605	654
Total expenses (a)	(8,816)	(6,998)	(855)

Loss from continuing operations	$(8,103)	6,393	(201)

(a)                                  Total expenses include impairment charges in the amount of $7,371 and $5,550 for the years ended December 31, 2011 and 2010, respectively.  No impairment charges were required or recorded during the year ended December 31, 2009.

NARE/Inland North Aurora III LLC

	December 31, 2011	December 31, 2010
Balance Sheet:

Assets:
Investment in real estate, net	$12,502	21,307
Other assets	19	48

Total assets	$12,521	21,355

Liabilities:
Mortgage payable	$13,819	13,819
Other liabilities	106	101

Total liabilities	13,925	13,920

Total equity	(1,404)	7,435

Total liabilities and equity	$12,521	21,355

	December 31, 2011	December 31, 2010	December 31, 2009
Statement of Operations:

Total revenues	$—	—	—
Total expenses (a)	(9,498)	(734)	(4,494)

Loss from continuing operations	$(9,498)	(734)	(4,494)

(a)                                  Total expenses include impairment charges in the amount of $8,816, and $4,276 for the years ended December 31, 2011 and 2009, respectively, as discussed above.  No impairment charges were required or recorded during the year ended December 31, 2010.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

	December 31, 2011	December 31, 2010	December 31, 2009
Statement of Cash Flows:

Net cash used in operating activities	$(639)	(641)	(249)
Net cash used in investing activities	(11)	—	(317)
Net cash provided by financing activities	660	635	493

Net increase (decrease) in cash and cash equivalents	10	(6)	(73)

Cash and cash equivalents at beginning of year	4	10	83

Cash and cash equivalents at end of year	$14	4	10

Supplemental disclosure of cash flow information

Cash paid for interest, net of capitalized interest	$575	585	657

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

December 31, 2011

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at December 31, 2011 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$11,075	—	—

Total assets	$11,075	—	—

Derivative interest rate instruments liabilities (a)	$—	8,396	—
Variable rate debt (b)	—	—	317,737	(b)
Fixed rate debt (b)	—	—	380,456	(b)

Total liabilities	$—	8,396	698,193

	Fair value measurements at December 31, 2010 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Available for sale securities	$9,053	—	—

Total assets	$9,053	—	—

Derivative interest rate instruments liabilities (a)	$—	2,092	—
Variable rate debt (b)	—	—	236,793
Fixed rate debt (b)	—	—	551,089

Total liabilities	$—	2,092	787,882

(a)          The Company entered into this interest rate swap as a requirement under a mortgage loan closed in 2010.

(b)         The disclosure is included to provide information regarding the inputs used to determine the fair value of the outstanding debt, in accordance with existing accounting guidance and is not presented in the accompanying consolidated balance sheets at fair value.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders.  The Company has not elected the fair value option with respect to its debt.  The Company’s financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at December 31, 2011 and 2010.

The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis.  The Company recognized certain non-cash impairment charges to write down the investments to their fair values in the years ended December 31, 2011 and 2010.  The asset groups that were impaired to fair value through this evaluation were:

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

	Year ended December 31, 2011		Year ended December 31, 2010
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss

Investment properties	$2,950	2,841	—	—
Investment in and advances to unconsolidated joint ventures	—	5,223	13,593	18,190

	$2,950	8,064	13,593	18,190

The Company estimates the fair value of its investment properties and unconsolidated joint venture properties by using income and market valuation techniques.  The Company may estimate fair values, using market information such as broker opinions of value, recent sales data for similar assets, negotiated letters of intent or discounted cash flow models, which primarily rely on Level 3 inputs.  The cash flow models include estimated cash inflows and outflows over a specified holding period.  These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with loan real estate professionals, experience the Company has with its other owned investment properties in such markets and expectations for growth.  Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations.  To the extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates) the estimated fair value of its real estate assets could be overstated.

The Company periodically reviews its investment in unconsolidated entities for impairment.  The estimated fair value is based on reviews of the expected cash flows to be received from the respective ventures and other observable inputs.  In some instances, the Company may perform a discounted cash flow analysis on an unconsolidated entity’s underlying assets.  The cash flows are comprised of unobservable inputs including expected and forecasted inflows and outflows over a specific holding period.

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

In conjunction with the sale of Montgomery Plaza in Montgomery, Illinois, the Company gave a purchase money mortgage to the buyer in the amount of $515.  The buyer is required to pay interest only on a monthly basis at a rate of 6.0% per annum, as well as monthly payments for taxes and insurance.  The balance of the mortgage, and any unpaid interest, taxes and insurance are to be paid on May 1, 2012.  The Company recorded $31, $31 and $22 of interest income for the years ended December 31, 2011, 2010 and 2009, respectively.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

(6)                                 Transactions with Related Parties

The Company pays affiliates of TIGI for various administrative services, including, but not limited to, payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing.  These TIGI affiliates provide these services at cost.  TIGI, through its affiliates, beneficially owns approximately 12.8% of the Company’s outstanding common stock.  For accounting purposes however, the Company is not directly affiliated with TIGI or its affiliates.

Amounts paid to TIGI and/or its affiliates for services and office space provided to the Company are set forth below.

	December 31, 2011	December 31, 2010	December 31, 2009

Investment advisor	$99	92	84
Loan servicing	121	113	134
Property tax payment/reduction work	238	188	184
Computer services	980	532	680
Other service agreements	438	364	254
Broker commissions	383	290	—
Office rent and reimbursements	411	410	514

Total	$2,670	1,989	1,850

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

During the years ended December 31, 2011 and 2010, the Company paid a total of $242 and $470, respectively, in mortgage brokerage fees to Grubb & Ellis Company (“Grubb & Ellis”).  One of the Company’s directors, Joel Simmons, had an indirect personal interest as a broker in these transactions.  Mr. Simmons is an executive vice president of Grubb & Ellis.  Mr. Simmons also owns a non-material amount of shares of Grubb & Ellis stock.  Thomas P. D’Arcy, one of the Company’s independent directors, is the president, chief executive officer and a member of the board of directors of Grubb & Ellis.  Mr. D’Arcy did not participate in these transactions and does not have a material interest in them.  No mortgage brokerage fees were paid to Grubb & Ellis during the year ended December 31, 2009.

(7)                                              Stock Option Plan

The Company adopted the Independent Director Stock Option Plan (“Plan”) with the commencement of our first offering in 1994.  A total of 50 shares were authorized and reserved for issuance under this Plan.  Only independent directors were eligible to participate in the Plan.  The Plan granted each Independent Director an option to acquire 3 shares of common stock as of the date they become a director and an additional 1 share on the date of each annual stockholders’ meeting.  The options for the initial 3 shares granted are exercisable as follows: 1 share on the date of grant and 1 share on each of the first and second anniversaries of the date of grant.  The succeeding options are exercisable on the second anniversary of the date of grant.  As of December 31, 2011, options to purchase all 50 authorized shares were issued, of which 29 have been exercised and 6 were retired.  The remaining options have exercise prices ranging from $10.45 to $15.62 per share.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

In 2005, the Company adopted the 2005 Equity Award Plan (“2005 Plan”).  The 2005 Plan governs grants of equity based awards to our officers, employees and directors.  A total of 42 options have been issued to board members and a total of 21 have been issued to certain of the Company’s executive officers as of December 31, 2011, of which one has been exercised.  The outstanding options have exercise prices ranging from $6.85 to $19.96 per share.

(8)                                              Discontinued Operations

During the years ended December 31, 2011, 2010 and 2009, the Company sold a total of ten investment properties and a portion of three investment properties.  The following table summarizes the properties sold, date of sale, indebtedness repaid, approximate sales proceeds (net of closing costs), gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Wisner-Milwaukee Plaza	January 30, 2009	—	3,679	1,883	No
Western-Howard Plaza	February 10, 2009	—	1,709	117	No
Montgomery Plaza	April 8, 2009	—	193	—	No
Lake Park Plaza (partial)	April 30, 2009	—	1,618	8	No
Park Center Plaza (partial)	April 30, 2010	—	829	521	No
Springboro Plaza	August 5, 2010	5,510	6,790	230	No
Northgate Center	September 1, 2010	6,211	1,726	(9)	No
Homewood Plaza	November 29, 2010	—	2,375	1,108	No
Schaumburg Golf Road Retail	February 14, 2011	—	2,090	197	No
Park Center Plaza (partial)	August 18, 2011	—	2,977	358	No
Rose Plaza East & West	October 7, 2011	—	4,899	895	No
Orland Park Retail	October 28, 2011	—	920	59	No

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of December 31, 2011, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at December 31, 2011 and 2010, the Company has recorded $260 and $264, respectively of assets related to discontinued operations and $66 and $38, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the years ended December 31, 2011, 2010 and 2009, the Company has recorded income from discontinued operations of $1,944, $1,838 and $3,173, respectively, including gains on sale of $1,510, $1,490 and $2,009, respectively.  The Company does not disclose a detailed breakout of discontinued operations as the results are not material to the consolidated financial statements.

(9)                                              Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2012	$98,997
2013	90,119
2014	77,130
2015	65,454
2016	54,132
Thereafter	185,554

Total	$571,386

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

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

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $1,562 and $1,579 and a decrease of $732 for the years ended December 31, 2011, 2010 and 2009, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $19,633 and $18,071 in related accounts receivable as of December 31, 2011 and 2010, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

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

The Company had no uncertain tax positions as of December 31, 2011.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2011. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the years ended December 31, 2011, 2010 and 2009 or in the consolidated balance sheets as of December 31, 2011 and 2010. As of December 31, 2011, returns for the calendar years 2007 through 2010 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

IVC and IEVC’s benefit (expense) provision for income taxes for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	2011	2010	2009
Current:

Federal	$(753)	(553)	(608)
State	(191)	(212)	(136)

Deferred:

Federal	2,179	3,437	3,891
State	696	1,348	898

Valuation Allowance	(1,299)	(4,739)	(3,532)

Total income tax benefit (expense)	$632	(719)	513

The actual income tax expense of IVC and IEVC for the years ended December 31, 2011, 2010 and 2009 differs from the “expected” income tax expense (computed by applying the appropriate U.S. Federal income tax rate to earnings before income taxes) as a result of the following:

	2011	2010	2009

Computed “expected” income tax expense (34%)	$1,437	3,307	3,636
State income taxes, net Federal income tax effect	344	858	516
Prior period deferred adjustment	—	(117)	—
Permanent differences	150	(44)	(107)
Change in valuation allowance	(1,299)	(4,739)	(3,532)
Other	—	16	—

	$632	(719)	513

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

The components of the deferred tax assets and deferred tax liabilities relating to IVC and IEVC at December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010

Deferred Tax Assets
Building and improvements, principally due to differences in depreciation	$123	65
Deferred interest expense	421	421
Amortization of organization costs	20	22
Equity in earnings of unconsolidated joint ventures and amortization of basis differences	21	16
Asset impairments	13,237	10,389
Capitalized real estate taxes	154	12
Capitalized interest	352	351

Gross deferred tax assets	14,328	11,276

Valuation allowance	(9,570)	(8,271)

Total deferred tax assets	$4,758	3,005

Deferred Tax Liabilities
Straight-line rent	1	40
Investment in joint ventures	794	538
Depreciation	—	40

Total deferred tax liabilities	$795	618

Net deferred tax assets	$3,963	2,387

The Company estimated its income tax expense relating to IVC and IEVC using a combined federal and state rate of approximately 40% for the tax years ended December 31, 2011 and 2010 and 39% for the tax year ended December 31, 2009.

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary difference, future projected taxable income and tax planning strategies.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment.  The Company recorded $9,570, $8,271 and $3,532 as a valuation allowance against its deferred tax assets for the years ended December 31, 2011, 2010 and 2009, respectively.  The balance of deferred tax assets and deferred tax liabilities are included in other assets and other liabilities, respectively, on the accompanying consolidated balance sheets.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

(11)             Distributions

For federal income tax purposes, distributions may consist of ordinary dividend income, non-taxable return of capital, capital gains or a combination thereof.  Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income or capital gain distributions.  Distributions in excess of these earnings and profits (calculated for income tax purposes) will constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and will reduce the recipient’s basis in the shares to the extent thereof, and thereafter will constitute taxable gain. Distributions in excess of earnings and profits that reduce a recipient’s basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares.

In order to maintain the Company’s status as a REIT, the Company must distribute at least 90% of its taxable income, subject to certain adjustments, to its stockholders.  For the years ended December 31, 2011 and 2010, the Company’s taxable income was $29,570 and $32,544, respectively.  The Company declared distributions to its common stockholders totaling $50,589 and $49,008 or $0.57 on an annual basis per share for the years ended December 31, 2011 and 2010, respectively.  Future distributions are determined by the Company’s board of directors.  The Company expects to continue paying distributions to maintain its status as a REIT.  The Company annually notifies its stockholders of the taxability of distributions paid during the preceding year.  The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2011 and 2010:

	2011 (a)	2010 (b)

Ordinary income	$0.332	0.391
Non-taxable return of capital	0.238	0.179
Qualified Dividends (c)	0.016	0.008

(a)          The December distribution declared on December 19, 2011, with a record date of January 3, 2012 and a payment date of January 17, 2012, is reportable for tax purposes in 2012 and is not reflected in the 2011 allocation.

(b)         The December distribution declared on December 17, 2010, with a record date of December 31, 2010 and payment date of January 18, 2011, is reportable for tax purposes in 2011 and is not reflected in the 2010 allocation.

(c)          Represents additional characterization of amounts included in Ordinary income

Holders of our Series A Preferred Stock are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum.  The Company declared $948, or $0.38 per share, during the year ended December 31, 2011.  The following table sets forth the taxability of distributions on preferred shares, on a per share basis, paid in 2011:

2011 (a)

Ordinary income	$0.389
Qualified dividends (b)	0.019

(a)          The December distribution declared on December 15, 2011, with a record date of January 1, 2012 and a payment date of January 17, 2012, is reportable for tax purposes in 2012 and is not reflected in the 2011 allocation.

(b)         Represents additional characterization of amounts included in Ordinary income

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

(12)  Secured and Unsecured Debt

The following table presents the principal amount of total debt maturing each year, including monthly annual amortization of principal, based on debt outstanding at December 31, 2011:

	2012 (a)	2013		2014		2015	2016	Thereafter		Total	Fair Value (b)

Fixed rate debt	$35,871	3,963		163,746	(c) (d)	20,564	1,262	140,247		365,653	380,456
Weighted average interest rate	5.22%	—		5.27%		6.50%	—	5.67%		5.49%	—

Variable rate debt	$33,764 (e)	14,800	(f)	236,200	(g)	—	—	50,000	(h)	334,764	317,737
Weighted average interest rate	4.38%	3.24%		2.75%		—	—	3.50		3.05%	—

(a)          Approximately $66,700 of the Company’s mortgages payable mature during 2012.  The Company will soon be in discussions with the lenders to refinance the maturing debt or will use available cash and / or borrowings under its unsecured line of credit facility to repay this debt.

(b)         The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by its lenders (Level 3).

(c)          Included in the debt maturing in 2014 are the Company’s convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require the Company to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets reflect the value of the notes including the remaining unamortized discount of $1,352.

(d)         The Company has agreed through a guaranty and a separate indemnification agreement to be liable upon a default under the Algonquin Commons mortgage loan documents.  The maturing debt includes the Company’s total potential liability under the guaranty and the indemnity agreement, which is approximately $18,800.

(e)          The Company has guaranteed a mortgage for $2,700, included in the maturing debt and would be required to make a payment on this guarantee upon the default of any of the provisions in the loan document, unless the default is otherwise waived.

(f)            The Company has guaranteed approximately $7,400 of this mortgage and would be required to make a payment on this guarantee upon the default of any of the provision in the loan document, unless the default is otherwise waived.

(g)         Included in the debt maturing during 2014 are the Company’s unsecured line of credit facility and $150,000 term loan, totaling $230,000.  After the amendments completed in June 2011, the Company pays interest only during the term of these facilities at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of December 31, 2011, the weighted average interest rate on outstanding draws on the line of credit facility was 2.81%, and the interest rate on the term loan was 2.81%.  These credit facilities require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2011, the Company was in compliance with these financial covenants.

(h)         Included in the thereafter column is the Company’s $50,000 term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.5%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2011, the Company was in compliance with these financial covenants.

Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  Mortgage loans outstanding as of December 31, 2011 were $391,202 and had a weighted average interest rate of 5.27%.  Of this amount, $336,437 had fixed rates ranging from 4.85% to 7.65% and a weighted average fixed rate of 5.54% as of December 31, 2011.  The remaining $54,765 of mortgage debt represented variable rate loans with a weighted average interest rate of 3.63% as of December 31, 2011.  As of December 31, 2011, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through January 2022.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

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

The Company currently utilizes one interest rate swap to hedge the variable cash flows associated with variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company has entered into one interest rate swap contract as a requirement under a secured mortgage and the hedging relationship is considered to be perfectly effective as of December 31, 2011.

Amounts reported in other comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $1,846 will be reclassified from other comprehensive income (expense) as an increase to interest expense over the next twelve months.

As of December 31, 2011 and 2010, the Company had the following outstanding interest rate derivative that is designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional

Interest Rate Swap	$60,000

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of December 31, 2011 and 2010.

	Liability Derivatives As of December 31, 2011		Liability Derivatives As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$8,396	Other liabilities	$2,092

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the years ended December 31, 2011 and 2010.  The Company had no derivative instruments outstanding for the year ended December 31, 2009.

	December 31, 2011	December 31, 2010

Amount of loss recognized in OCI on derivative	$(8,369)	(2,093)
Amount of loss reclassified from accumulated OCI into interest expense	2,065	62

Unrealized loss on derivatives	$(6,304)	(2,031)

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.

The Company has an agreement with its derivative counterparty that contains a provision which provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligation.

As of December 31, 2011, the fair value of derivatives in a liability position related to these agreements was $8,396. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $9,447.

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

Obligations under this amendment were scheduled to mature on June 21, 2013.  Borrowings under the Credit Agreements bore interest at a variable rate equal to either 300 basis points over LIBOR, with a floor of 150 basis points, or 200 basis points over the alternate base rate.  In conjunction with this amendment, the Company paid approximately $4,400 in fees and costs.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

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

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the Credit Agreements.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of December 31, 2011 and 2010, the outstanding balance on the line of credit facility was $80,000 and $45,000, respectively.  As of December 31, 2011, the Company had up to $70,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

On November 15, 2011, the Company entered into an unsecured loan agreement with Wells Fargo Bank, National Association as lender pursuant to which the company received $50,000 of loan proceeds.  The loan matures on November 15, 2018.  The Company pays interest only, on a monthly basis, with all outstanding principal and unpaid interest due upon the maturity date.  The loan will accrue interest at an effective rate calculated in accordance with the loan documents, provided, however, that in no event will the interest rate on the outstanding principal balance be less than 3.5% per annum.  The Company may not prepay the loan in whole or in part prior to November 15, 2014.  On or after that date, the Company may prepay the loan in its entirety or in part, together with all interest accrued and may incur a prepayment penalty in conjunction with such prepayment.  In conjunction with this loan, the Company paid approximately $500 in fees and costs.

Convertible Notes

On November 13, 2006, the Company issued $180,000 aggregate principal amount of 4.625% convertible senior notes due 2026 (“Old Notes”).  During the year ended December 31, 2010, the Company repurchased $15,000 of these notes at their face value and exchanged notes with a face value of $29,215 for new 5.0% convertible senior notes due 2029 (“New Notes”).  During the year ended December 31, 2011, the Company repurchased the outstanding Old Notes pursuant to their terms.  As of December 31, 2011, a total of $29,215 in principal face amount of New Notes remained outstanding.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

Interest on the notes is payable semi-annually.  The New Notes mature on November 15, 2029 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The earliest date holders of the New Notes may require the Company to repurchase their notes in whole or in part was November 15, 2014.  Prior to November 21, 2014, the Company may not redeem the New Notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  However, on or after November 21, 2014, the Company may redeem the New Notes, in whole or in part, subject to the redemption terms in the note.  Following the occurrence of certain change in control transactions, the Company may be required to repurchase the New Notes in whole or in part for cash at 100% of the principal amount of the New Notes to be repurchased plus accrued and unpaid interest.

Holders of the New Notes may convert their notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2029, but prior to the close of business on the second business day immediately preceding November 15, 2029, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of New Notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of December 31, 2011, for each $1 principal amount of New Notes was 102.8807 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $9.72 per share of common stock.

At December 31, 2011 and 2010, the Company has recorded $183 and $650 of accrued interest related to the convertible notes, respectively.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes. The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance. The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the convertible notes. The debt component is recorded at its fair value, which reflects an unamortized debt discount. The following table sets forth the net carrying values of the debt and equity components included in the consolidated balance sheets at December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010

Equity Component (a)	$9,321	9,279

Debt Component	$29,215	110,000
Unamortized Discount (b)	(1,352)	(2,640)

Net Carrying Value	$27,863	107,360

(a)          The equity component is net of unamortized equity issuance costs of $91 and $133 at December 31, 2011 and 2010, respectively.

(b)         The unamortized discount was amortized into interest expense on a monthly basis through November 2011 for the Old Notes and will be amortized into interest expense on a monthly basis through November 2014 for the New Notes.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

Total interest expense related to the convertible notes for the years ended December 31, 2011, 2010 and 2009 was calculated as follows:

	December 31, 2011	December 31, 2010	December 31, 2009

Interest expense at coupon rate	$4,725	5,554	6,457
Discount amortization	1,288	1,426	1,422

Total interest expense (a)	$6,013	6,980	7,879

(a)          The effective interest rate of the Old Notes was 5.875% and the effective interest rate of the New Notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in November 2006 and August 2010, respectively.

During the year ended December 31, 2011, the Company identified and corrected for an immaterial error related to the accounting for convertible note extinguishments that occurred in 2010, 2009 and 2008.  The Company had incorrectly reduced the carrying amount of the debt extinguished by its fair value rather than its face value at the date of extinguishment.  The adjustment resulted in an increase to accumulated distributions in excess of net income and a decrease to convertible notes by approximately $3,005 to correct this immaterial error on the Consolidated Balance Sheet as of December 31, 2010. The adjustment also increased gain on extinguishment of debt by approximately $1,481 in the Consolidated Statements of Operations and Other Comprehensive Income for the year ended December 31, 2010 and will increase gain on extinguishment of debt by approximately $998 and $526 for the years ended December 31, 2009 and 2008, respectively.

(13)             Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of December 31, 2011 and 2010, options to purchase 77 and 71 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

As of December 31, 2011, 192 shares of common stock issued pursuant to employment agreements were outstanding, of which 99 have vested.  Additionally, the Company issued 69 shares pursuant to employment incentives of which 42 have vested and six have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method unless the effect would be immaterial or anti-dilutive.

The following is reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Numerator:
Income (loss) from continuing operations	$(8,998)	(314)	6,453
Income from discontinued operations	1,944	1,838	3,173
Net income (loss)	(7,054)	1,524	9,626
Net income attributable to the noncontrolling interest	(130)	(306)	(417)
Net income (loss) attributable to Inland Real Estate Corporation	(7,184)	1,218	9,209
Dividends on preferred shares	(948)	—	—
Net income (loss) attributable to common stockholders	$(8,132)	1,218	9,209

Denominator:
Denominator for net income (loss) per common share — basic:
Weighted average number of common shares outstanding	88,530	85,951	78,441
Effect of dilutive securities:
Unvested restricted shares	— (a)	— (a)	63	(b)
Denominator for net income (loss) per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	88,530	85,951	78,504

(a)         Unvested restricted shares of common stock, the effect of which would be anti-dilutive, were 103 and 85 as of December 31, 2011 and 2010, respectively.  These shares were not included in the computation of diluted EPS because a loss from continuing operations was reported.

(b)         Unvested restricted shares of common stock have a dilutive impact, although it is not material to the periods presented.

In November 2009, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell shares of its common stock having an aggregate offering amount of up to $100 million from time to time through BMO, acting as sales agent.  Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions (if the Company and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with BMO in this report on Form 10-K as its ATM issuance program.  As of December 31, 2011, the Company has issued an aggregate of approximately 3,816 shares of its common stock pursuant to the ATM issuance program, since inception.  The Company received net proceeds of approximately $31,691 from the issuance of these shares, which reflects approximately $32,504 in gross proceeds, offset by approximately $813 in commissions and fees.  The Company may use the proceeds for general corporate purposes, which may include repayment of mortgage indebtedness secured by its properties, acquiring real property through wholly-owned subsidiaries or through the Company’s investment in one or more joint venture entities or repaying amounts outstanding on the unsecured line of credit facility, among other things.  As of December 31, 2011, approximately $67,496 remains available for sale under this issuance program.

In May 2009, the Company completed an equity offering of approximately 17,135 common shares at a price of $6.50 per share.  Net of underwriting fees, the offering provided net proceeds to the Company of approximately $106,400, excluding offering costs.

(14)             Deferred Stock Compensation

The Company has agreed to issue common stock to certain officers of the Company pursuant to employment agreements entered into with these officers and employment incentives.  As of December 31, 2011, the Company has issued the following shares, net of cancelled shares:

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

Fiscal year shares issued	Shares issued pursuant to employment agreements	Shares issued pursuant to employment incentives	Average share price on the date of issuance	Aggregate value of shares issued pursuant to employment agreements	Aggregate value of shares issued pursuant to employment incentives	Deferred stock compensation

Prior to 2004	5	—	$11.00	$60	$—	$—
2004	32	14	12.93	411	184	—
2005	19	10	15.18	290	147	—
2006	8	7	16.01	129	108	—
2007	5	5	17.36	92	81	8
2008	13	5	14.45	186	74	22
2009	41	8	7.83	322	63	96
2010	28	4	8.41	235	40	146
2011	41	10	8.76	357	83	312

	192	63		$2,082	$780	$584

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Prior to 2004, the share value was determined to be equal to the last price at which the Company sold shares, prior to its listing on the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award.  The officers may receive additional restricted shares of the Company’s common stock, which are also subject to a five-year vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $397, $353 and $400 were recorded in connection with the vesting of these shares, for the years ended December 31, 2011, 2010 and 2009, respectively.

(15)             Segment Reporting

Guidance regarding the disclosures about segments of an enterprise and related information requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise.  The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Florida, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Mexico, Ohio, Pennsylvania, Tennessee, Washington and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

The Company assesses and measures operating results on an individual property basis for each of its investment properties based on property net operating income.  Management internally evaluates the operating performance of the properties as a whole and does not differentiate properties by geography, size or type.  The Company aggregates its properties into one reportable segment since all properties are open air retail centers.  Accordingly, the Company has concluded that is has a single reportable segment.

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

(17)             Subsequent Events

On January 17, 2012, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its preferred stock to stockholders of record at the close of business on January 1, 2012.

On January 17, 2012, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its preferred stock.  This distribution was payable on February 15, 2012 to the stockholders of record at the close of business on February 1, 2012.

On January 17, 2012, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on January 3, 2012.

On January 18, 2012, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution was payable on February 17, 2012 to the stockholders of record at the close of business on January 31, 2012.

On February 15, 2012, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its preferred stock to stockholders of record at the close of business on February 1, 2012.

On February 15, 2012, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its preferred stock.  This distribution is payable on March 15, 2012 to the stockholders of record at the close of business on March 1, 2012

On February 17, 2012, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on January 31, 2012.

On February 17, 2012, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on March 19, 2012 to the stockholders of record at the close of business on February 29, 2012.

On February 21, 2012, the Company contributed Riverdale Commons, Riverdale Commons Outlot, Michael’s and Home Goods, all located in Coon Rapids, Minnesota to its joint venture with PGGM.  Upon contribution, these four investment properties will be reported as a single property.  The gross contribution value was $31,970.

On February 24, 2012, the Company’s joint venture with PGGM purchased Silver Lake Village from an unaffiliated third party for $36,300. The property is located in St. Anthony, Minnesota and contains 159,303 square feet of leasable area. In conjunction with the acquisition, the PGGM joint venture assumed a first mortgage loan in the amount of $20,000.

On February 24, 2012, the Company purchased Woodbury Commons from an unaffiliated third party for $10,300. The property is located in Woodbury, Minnesota and contains 116,197 square feet of leasable area. The Company intends to contribute this property to its joint venture with PGGM during the first half of 2012.

Our employment agreements with our executive officers expired on December 31, 2011. Our executive officers continue to serve at the discretion of our board of directors. We are currently negotiating and intend to sign new employment agreements with our executive officers during the first half of 2012.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

(20)  Quarterly Operating Results (unaudited)

The following represents results of operations for the quarters during the years 2011 and 2010

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Total revenue	$35,997	42,808	42,737	45,684
Income (loss) from continuing operations	(153)	2,290	(10,293)	(842)
Net income (loss) attributable to common stockholders	194	2,653	(10,318)	(661)
Income (loss) from continuing operations per common share, basic and diluted	(0.01)	0.03	(0.12)	(0.01)
Net income (loss) per common share, basic and diluted	0.01	0.03	(0.12)	(0.01)

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Total revenue	$42,581	41,080	39,611	41,901
Income (loss) from continuing operations	2,556	7,377	(7,508)	(2,739)
Net income (loss) attributable to common stockholders	4,018	6,868	(6,936)	(2,732)
Income (loss) from continuing operations per common share, basic and diluted	0.02	0.09	(0.09)	(0.03)
Net income (loss) per common share, basic and diluted	0.04	0.08	(0.08)	(0.03)

INLAND REAL ESTATE CORPORATION

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

		Initial Cost			Gross amount at which carried
		(A)			at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments To Basis (D)	Land and Improvements	Buildings and improvements	Total (E)	Accumulated Depreciation (F)	Date Constructed	Date Acq
Single-user Retail

Bally’s Total Fitness St. Paul, MN	$—	1,298	4,612	125	1,298	4,737	6,035	2,257	1998	09/99
Carmax Schaumburg, IL	—	7,142	13,460	1	7,142	13,461	20,603	5,871	1998	12/98
Carmax Tinley Park, IL	9,710	6,789	12,112	5	6,789	12,117	18,906	5,284	1998	12/98
Cub Foods Buffalo Grove, IL	3,903	1,426	5,925	4	1,426	5,929	7,355	2,774	1999	06/99
Cub Foods Hutchinson, MN	—	875	4,589	(68)	875	4,521	5,396	1,507	1999	01/03
Cub Foods Indianapolis, IN	—	2,183	3,561	(3,869)	1,058	817	1,875	7	1991	03/99
Disney Celebration, FL	—	2,175	25,354	13	2,175	25,367	27,542	7,904	1995	07/02
Dominick’s Countryside, IL	1,504	1,375	925	—	1,375	925	2,300	512	1975	12/97
Dominick’s Schaumburg, IL	6,835	2,294	8,393	2	2,294	8,395	10,689	4,081	1996	05/97
Food 4 Less Hammond, IN	2,711	825	8,026	—	825	8,026	8,851	3,661	1999	05/99
Glendale Heights Retail Glendale Heights, IL	—	1,265	6,943	9	1,265	6,952	8,217	3,535	1997	09/97
Grand Traverse Crossing Traverse City, MI	—	1,123	1,779	(1,731)	613	558	1,171	3	1998	01/99
Home Goods Coon Rapids, MN	—	915	3,768	(396)	915	3,372	4,287	719	2005	10/05
Michael’s Coon Rapids, MN	—	877	1,967	(30)	877	1,937	2,814	612	2001	07/02
PetsMart Gurnee, IL	2,170	915	2,389	—	915	2,389	3,304	849	1997	04/01
Pick ‘N Save Waupaca, WI	4,250	1,196	6,942	(922)	1,196	6,020	7,216	1,208	2002	03/06
Rite-Aid Chattanooga, TN	—	1,023	1,365	(19)	1,023	1,346	2,369	492	1999	05/02
Riverdale Commons Outlot Coon Rapids, MN	—	545	603	3	545	606	1,151	332	1999	03/00
Roundy’s Menomonee Falls, WI	10,300	4,875	15,848	(2,408)	4,875	13,440	18,315	507	2010	11/10
Staples Freeport, IL	—	725	1,970	—	725	1,970	2,695	1,009	1998	12/98
Verizon Joliet, IL	—	170	883	3	170	886	1,056	434	1995	05/97
Walgreens Jennings, MO	—	666	1,748	298	666	2,046	2,712	625	1996	10/02

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2011

		Initial Cost			Gross amount at which carried
		(A)			at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments To Basis (D)	Land and Improvements	Buildings and improvements	Total (E)	Accumulated Depreciation (F)	Date Constructed	Date Acq
Neighborhood Retail Centers

22nd Street Plaza Outlot Oak Brook, IL	$—	750	1,230	507	750	1,737	2,487	824	1985	11/97
Aurora Commons Aurora, IL	6,443	3,220	8,284	763	3,220	9,047	12,267	4,899	1988	01/97
Berwyn Plaza Berwyn, IL	—	769	1,078	282	769	1,360	2,129	524	1983	05/98
Big Lake Town Square Big Lake, MN	6,250	1,978	8,028	(257)	2,136	7,613	9,749	1,660	2005	01/06
Brunswick Market Center Brunswick, OH	—	1,516	11,193	3,630	1,552	14,787	16,339	4,510	97/98	12/02
Butera Market Naperville, IL	—	1,879	2,938	1,055	1,879	3,993	5,872	1,967	1991	03/95
Cliff Lake Centre Eagan, MN	3,955	2,517	3,057	822	2,517	3,879	6,396	2,062	1988	09/99
Downers Grove Market Downers Grove, IL	12,500	6,224	11,617	539	6,224	12,156	18,380	6,171	1998	03/98
Dunkirk Square Maple Grove, MN	4,050	2,173	5,758	1,163	2,085	7,009	9,094	3,314	1998	09/99
Eastgate Center Lombard, IL	—	4,252	2,570	2,466	4,252	5,036	9,288	2,689	1959	07/98
Edinburgh Festival Brooklyn Park, MN	3,866	2,214	6,366	619	2,225	6,974	9,199	3,154	1997	10/98
Elmhurst City Centre Elmhurst, IL	—	2,050	2,739	873	2,050	3,612	5,662	2,135	1994	02/98
Gateway Square Hinsdale, IL	—	3,046	3,899	814	3,046	4,713	7,759	2,242	1985	03/99
Golf Road Plaza Niles, IL	—	850	2,408	581	850	2,989	3,839	1,373	1982	04/97
Grand Hunt Center Outlot Gurnee, IL	1,511	970	2,623	189	970	2,812	3,782	1,439	1996	12/96
Hammond Mills Hammond, L	—	405	946	319	405	1,265	1,670	429	1998	12/98
Hartford Plaza Naperville, IL	—	990	3,424	566	990	3,990	4,980	2,040	1995	09/95
Hawthorn Village Commons Vernon Hills, IL	6,443	2,619	5,888	1,378	2,635	7,250	9,885	3,607	1979	08/96
Hickory Creek Marketplace Frankfort, IL	—	1,797	7,253	317	1,797	7,570	9,367	3,382	1999	08/99
Iroquois Center Naperville, IL	8,750	3,668	8,274	1,501	3,668	9,775	13,443	4,788	1983	12/97
Medina Marketplace Medina, OH	—	2,769	6,846	2,154	2,769	9,000	11,769	2,509	56/99	12/02

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2011

		Initial Cost			Gross amount at which carried
		(A)			at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements	Buildings and improvements	Total (E)	Accumulated Depreciation (F)	Date Constructed	Date Acq
Neighborhood Retail Centers

Mundelein Plaza Mundelein, IL	—	596	3,966	(2,529)	596	1,437	2,033	747	1990	03/96
Nantucket Square Schaumburg, IL	—	1,908	2,376	893	1,908	3,269	5,177	1,428	1980	09/95
Oak Forest Commons Oak Forest, IL	$—	2,796	9,030	699	2,796	9,729	12,525	4,736	1998	03/98
Oak Forest Commons Ph III Oak Forest, IL	—	205	907	19	205	926	1,131	430	1999	06/99
Oak Lawn Town Center Oak Lawn, IL	—	1,384	1,034	369	1,384	1,403	2,787	455	1999	06/99
Orland Greens Orland Park, IL	—	1,246	3,876	631	1,246	4,507	5,753	2,162	1984	09/98
Park Square Brooklyn Park, MN	10,000	4,483	5,159	6,549	4,483	11,708	16,191	3,470	86/88	08/02
Park St. Claire Schaumburg, IL	—	320	987	115	320	1,102	1,422	523	1994	12/96
Plymouth Collection Plymouth, MN	—	1,459	5,175	774	1,459	5,949	7,408	2,726	1999	01/99
Quarry Outlot Hodgkins, IL	—	522	1,278	230	522	1,508	2,030	829	1996	12/96
River Square Naperville, IL	—	2,853	3,125	1,288	2,853	4,413	7,266	1,853	1988	06/97
Riverplace Center Noblesville, IN	—	1,592	4,487	703	1,592	5,190	6,782	2,210	1992	11/98
Rose Plaza Elmwood Park, IL	—	1,530	1,853	911	1,530	2,764	4,294	1,494	1997	11/98
Schaumburg Plaza Schaumburg, IL	—	2,446	4,566	776	2,470	5,318	7,788	2,389	1994	06/98
Shingle Creek Brooklyn Center, MN	1,933	1,228	2,262	608	1,228	2,870	4,098	1,432	1986	09/99
Shops at Coopers Grove Country Club Hills, IL	—	1,401	4,418	3,520	1,398	7,941	9,339	2,569	1991	01/98
Six Corners Plaza Chicago, IL	—	1,440	4,533	2,673	1,440	7,206	8,646	2,802	1966	10/96
St. James Crossing Westmont, IL	—	2,611	4,887	497	2,611	5,384	7,995	2,552	1990	03/98
Townes Crossing Oswego, IL	6,289	3,059	7,904	1,967	2,872	10,058	12,930	3,345	1988	08/02
Wauconda Crossings Wauconda, IL	—	3,587	10,364	(1,513)	3,587	8,851	12,438	1,726	1997	08/06

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2011

		Initial Cost			Gross amount at which carried
		(A)			at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements	Buildings and improvements	Total (E)	Accumulated Depreciation (F)	Date Constructed	Date Acq
Neighborhood Retail Centers

Wauconda Shopping Center Wauconda, IL	—	455	2,068	1,546	455	3,614	4,069	1,570	1988	05/98
Westriver Crossing Joliet, IL	—	2,317	3,320	118	2,317	3,438	5,755	1,545	1999	08/99
Winnetka Commons New Hope, MN	—	1,597	2,859	268	1,597	3,127	4,724	1,633	1990	07/98
Woodland Heights Streamwood, IL	4,175	2,976	6,652	843	2,976	7,495	10,471	3,496	1956	06/98

Community Centers

Apache Shoppes Rochester, MN	$—	1,791	9,518	1,315	1,947	10,677	12,624	1,685	2005	12/06
Bergen Plaza Oakdale, MN	—	5,347	11,700	2,284	5,347	13,984	19,331	6,474	1978	04/98
Bohl Farm Marketplace Crystal Lake, IL	5,111	5,800	9,889	2,103	5,800	11,992	17,792	4,135	2000	12/00
Burnsville Crossing Burnsville, MN	3,778	2,061	4,667	3,936	2,061	8,603	10,664	3,225	1989	09/99
Chestnut Court Darien, IL	—	5,720	10,275	3,084	5,720	13,359	19,079	5,821	1987	03/98
Four Flaggs Niles, IL	11,114	5,890	12,515	16,862	8,488	26,779	35,267	7,226	73/98	11/02
Four Flaggs Annex Niles, IL	—	1,122	2,333	(60)	1,122	2,273	3,395	675	1973	11/02
Lake Park Plaza Michigan City, IN	—	3,253	7,318	(423)	2,627	7,521	10,148	3,362	1990	02/98
Oliver Square West Chicago, IL	—	1,980	4,325	818	1,980	5,143	7,123	2,434	1990	01/98
Orchard Crossing Ft. Wayne, IN	14,800	6,026	12,474	(879)	6,026	11,595	17,621	388	2007	04/07
Park Center Tinley Park, IL	—	5,363	8,523	(3,009)	4,196	6,681	10,877	2,569	1988	12/98
Skokie Fashion Square Skokie, IL	6,200	2,394	6,822	4,501	2,394	11,323	13,717	3,802	1984	12/97
Skokie Fashion Square II Skokie, IL	—	878	2,757	(289)	878	2,468	3,346	596	1984	11/04
The Plaza Brookfield, WI	—	4,798	8,759	2,389	4,658	11,288	15,946	4,630	1985	02/99
Two Rivers Plaza Bolingbrook, IL	—	1,820	4,990	217	1,820	5,207	7,027	2,730	1994	10/98

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2011

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements	Buildings and improvements	Total (E)	Accumulated Depreciation (F)	Date Constructed	Date Acq
Power Centers

Baytowne Square/Shoppes Champaign, IL	—	3,821	8,853	2,413	3,821	11,266	15,087	4,487	1993	02/99
Bradley Commons Bradley, IL	14,330	2,964	22,855	(4,029)	2,964	18,826	21,790	115	2007	11/11
Crystal Point Crystal Lake, IL	17,638	7,290	29,463	(3,521)	7,290	25,942	33,232	6,342	76/98	07/04
Deer Trace Kohler, WI	9,691	1,622	11,921	816	1,622	12,737	14,359	3,762	2000	07/02
Deer Trace II Kohler, WI	—	925	3,683	(320)	925	3,363	4,288	1,120	03/04	08/04
Joliet Commons Joliet, IL	11,237	4,089	15,684	2,117	4,089	17,801	21,890	8,814	1995	10/98
Joliet Commons Phase II Joliet, IL	$—	811	3,990	363	811	4,353	5,164	1,890	1999	02/00
Lansing Square Lansing, IL	—	4,075	12,179	608	4,049	12,813	16,862	6,450	1991	12/96
Mankato Heights Mankato, MN	—	2,332	14,082	1,583	2,332	15,665	17,997	5,694	2002	04/03
Maple Park Place Bolingbrook, IL	—	3,666	11,669	3,433	3,666	15,102	18,768	7,304	1992	01/97
Naper West Naperville, IL	—	6,451	11,584	5,067	6,451	16,651	23,102	6,885	1985	12/97
Orland Park Place Outlots Orland Park, IL	5,403	9,970	1,657	62	9,970	1,719	11,689	277	2007	08/07
Park Avenue Centre Highland Park, IL	—	3,200	6,607	9,461	3,200	16,068	19,268	4,295	1996	05/06
Park Place Plaza St. Louis Park, MN	6,500	4,256	8,575	915	4,256	9,490	13,746	4,232	1997	09/99
Pine Tree Plaza Janesville, WI	10,825	2,889	15,653	(233)	2,889	15,420	18,309	7,033	1998	10/99
Riverdale Commons Coon Rapids, MN	9,850	4,324	15,132	2,594	4,324	17,726	22,050	7,899	1998	09/99
Rivertree Court Vernon Hills, IL	—	8,652	22,902	10,395	8,652	33,297	41,949	13,300	1988	07/97
Rochester Marketplace Rochester, MN	—	2,043	8,859	(225)	2,043	8,634	10,677	3,140	01/03	09/03
Salem Square Countryside, IL	4,897	1,735	4,449	4,885	1,735	9,334	11,069	3,164	1973	08/96
Schaumburg Promenade Schaumburg, IL	—	6,562	12,742	1,103	6,562	13,845	20,407	5,835	1999	12/99
Shakopee Outlot Shakopee, MN	—	865	1,939	395	865	2,334	3,199	378	2007	03/06
Shakopee Valley Marketplace Shakopee, MN	7,883	2,964	12,022	(67)	2,964	11,955	14,919	3,623	00/01	12/02

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2011

		Initial Cost			Gross amount at which carried
		(A)			at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements	Buildings and improvements	Total (E)	Accumulated Depreciation (F)	Date Constructed	Date Acq
Power Centers

Shoppes at Grayhawk Omaha, NE	16,636	10,581	16,525	(328)	10,754	16,024	26,778	3,533	01/02	02/06
Shops At Orchard Place Skokie, IL	24,636	16,300	28,623	(2,046)	15,980	26,897	42,877	8,409	2000	12/02
University Crossings Mishawaka, IN	—	4,392	11,634	(871)	4,392	10,763	15,155	3,048	2003	10/03

Lifestyle Centers

Algonquin Commons Algonquin, IL	90,425	13,038	88,759	(6,847)	13,038	81,912	94,950	5,035	2004	02/06

Total	$388,502	315,404	855,573	93,828	314,384	950,421	1,264,805	323,839

INLAND REAL ESTATE CORPORATION

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2011, 2010 and 2009

Notes:

(A)           The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)             The aggregate cost of real estate owned at December 31, 2011 and 2010 for federal income tax purposes was approximately $1,353,496 and $1,383,843, respectively (unaudited).

(C)             Not included in the encumbrance is the Company’s mortgage payable of $2,700 related to its investment in one unconsolidated joint venture.

(D)            Adjustments to basis include additions to investment properties net of payments received under master lease agreements.  The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  U.S. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2011, the Company had no investment properties subject to a master lease agreement.

(E)              Reconciliation of real estate owned:

	2011	2010	2009

Balance at beginning of year	$1,345,502	1,255,216	1,263,630
Purchases of investment properties	111,863	69,278	—
Additions due to change in control of investment properties	17,501	87,744	—
Additions to investment properties, including amounts payable, net of write off’s	36,058	22,259	7,194
Sale of investment properties	(12,835)	(22,312)	(8,685)
Contribution of investment properties to joint venture	(110,658)	(46,009)	—
Deconsolidation of joint venture properties	(119,647)	(20,499)	(5,164)
Building impairment	(2,841)	—	(1,824)
Construction in progress	1,531	(175)	65
Payments received under master leases	—	—	—
Balance at end of year	$1,266,474	1,345,502	1,255,216

(F)              Reconciliation of accumulated depreciation:

	2011	2010	2009

Balance at beginning of year	$326,546	308,785	279,945
Depreciation expense	33,480	35,030	32,081
Accumulated depreciation on sale of investment property	(3,479)	(5,178)	(3,157)
Contribution of investment properties to joint venture	(31,906)	(12,004)	—
Deconsolidation of joint venture properties	(802)	(87)	(84)

Balance at end of year	$323,839	326,546	308,785

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

Based on management’s evaluation as of December 31, 2011, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2011.

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

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2012.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2012.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2012.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Balance Sheets December 31, 2011 and 2010
Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
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
Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ THOMAS D’ARCY		/s/ DANIEL L. GOODWIN
By:	Thomas D’Arcy	By:	Daniel L. Goodwin
Title: Chairman of the Board		Title: Director
Date: February 27, 2012		Date: February 27, 2012

	/s/ JOEL G. HERTER		/s/ HEIDI N. LAWTON
By:	Joel G. Herter	By:	Heidi N. Lawton
Title: Director		Title: Director
Date: February 27, 2012		Date: February 27, 2012

	/s/ THOMAS H. MCAULEY		/s/ THOMAS MCWILLIAMS
By:	Thomas H. McAuley	By:	Thomas McWilliams
Title: Director		Title: Director
Date: February 27, 2012		Date: February 27, 2012

	/s/ JOEL D. SIMMONS		/s/ MARK E. ZALATORIS
By:	Joel D. Simmons	By:	Mark E. Zalatoris
Title: Director		Title: President and Chief Executive Officer
Date: February 27, 2012			(principal executive officer)
Date: February 27, 2012
/s/ BRETT A. BROWN
By:	Brett A. Brown
Title: Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer
Date: February 27, 2012

INLAND REAL ESTATE CORPORATION

Annual Report on Form 10-K

for the fiscal year ended December 31, 2011

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant (*)

3.2	Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (*)

3.3	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (1)

4.1	Specimen Stock Certificate (2)

4.2	Dividend Reinvestment Plan of the Registrant (3)

4.3	5.0% Convertible Senior Notes due 2029, dated August 10, 2010 between Inland Real Estate Corporation and Wells Fargo Bank, National Association, as trustee (4)

4.4	Form of 5.0% Convertible Senior Note due 2029 (5)

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

10.2	2005 Equity Award Plan (7)

10.3

Operating Agreement, dated as of October 8, 2004, among Inland Real Estate Corporation, The New York State Teachers’ Retirement System, by and through its designated advisor, Morgan Stanley Real Estate Advisor, Inc., and IN Retail Manager, L.L.C. (8)

10.4

Operating Agreement, dated as of October 8, 2004, among Inland Real Estate Corporation, The New York State Teachers’s Retirement System, by and through its designated advisor, Morgan Stanley Real Estate Advisor, Inc., and IN Retail Manager, L.L.C. (*)

10.5	Contribution Agreement, dated as of October 8, 2004, by and between IN Retail Fund, L.L.C., Inland Real Estate Corporation and The New York State Teachers’ Retirement System (9)

10.6

First Amendment to Operating Agreement of IN Retail Fund, L.L.C., dated as of September 28, 2011, among Inland Real Estate Corporation, The New York State Teachers’ Retirement System and IN Retail Manager, L.L.C. (*)

10.7

Second Amendment to Operating Agreement of IN Retail Fund, L.L.C., dated as of December 20, 2011, among Inland Real Estate Corporation, The New York State Teachers’ Retirement System and IN Retail Manager, L.L.C. (*)

10.8	Property Acquisition Agreement, dated as of November 1, 2004, by and between Inland Real Estate Acquisitions, Inc. and Inland Real Estate Corporation (10)

10.9	Employment Agreement between Inland Real Estate Corporation and Mark Zalatoris, effective as of January 1, 2011 (11)

10.10	Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2011 (12)

10.11	Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2011 (13)

10.12	Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2011 (14)

10.13	Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2011 (15)

10.14

Software and Consulting Shared Services Agreement, dated February 13, 2006, among Inland Computer Services, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., Inland Holdco Management LLC and Inland American Holdco Management LLC (16)

10.15

Operating Agreement of Oak Property and Casualty LLC, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (17)

10.16

Oak Property and Casualty LLC Membership Participation Agreement, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (18)

10.17

Articles of Association of Oak Real Estate Association, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (19)

10.18	Agreement for the Contribution of Limited Liability Company Interests, dated as of October 10, 2006, among Inland Real Estate Corporation, Inland Venture Corporation and IRC-IREX Venture LLC (20)

10.19

Amended and Restated Term Loan Agreement, dated as of June 24, 2010, among Inland Real Estate Corporation, as borrower and KeyBank National Association as administrative agent, KeyBanc Capital Markets, Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC and Banc of America Securities, LLC as co-lead arrangers, Wells Fargo Bank, National Association and Bank of America, N.A. as co-syndication agents and RBS Citizens, National Association (d/b/a Charter One) and BMO Capital Markets as co-documentation agents and the several lenders from time to time parties hereto as lenders (21)

10.20	Limited Liability Company Agreement of IRC-IREX Venture II LLC, dated as of May 7, 2009, among Inland Exchange Venture Corporation and Inland Real Estate Exchange Corporation (22)

10.21	Sales Agency Agreement dated November 10, 2009, by and between Inland Real Estate Corporation and BMO Capital Markets Corp. (23)

10.22

Underwriting Agreement dated May 12, 2009 among Inland Real Estate Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC as representatives of the several underwriters named in Schedule A thereto (24)

10.23	Limited Liability Company Agreement of IRC-IREX Venture LLC, dated as of September 5, 2006, among Inland Venture Corporation and Inland Real Estate Exchange Corporation (25)

10.24

Limited Partnership Agreement of INP Retail L.P., dated as of June 3, 2010, among Inland Real Estate Corporation, Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation, acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, a Dutch fund for the joint account of the participants and INP Retail Management Company, LLC (26)

10.25	Dealer-Manager Agreement, dated as of June 29, 2010, by and between Macquarie Capital (USA) Inc. (27)

10.26	First Amendment to the Limited Liability Company Agreement of IRC-IREX Venture II, LLC, dated as of January 1, 2011 (28)

10.27

Second Amendment to Amended and Restated Term Loan Agreement dated as of March 11, 2011, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent and the Lenders (29)

10.28

Second Amendment to Fourth Amended and Restated Credit Agreement dated as of March 11, 2011, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent and the Lenders (30)

10.29

Third Amendment to Amended and Restated Term Loan Agreement dated as of June 23, 2011, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent and the Lenders (31)

10.30

Third Amendment to Fourth Amended and Restated Credit Agreement dated as of June 23, 2011, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent and the Lenders (32)

10.31

Purchase Agreement, dated September 29, 2011, by and among Inland Real Estate Corporation, on the one hand, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Underwriters listed on Schedule A attached thereto, on the other hand (33)

10.32	Unsecured Loan Agreement dated as of November 15, 2011 by and among Inland Real Estate Corporation as Borrower and Wells Fargo Bank National Association as Lender (34)

10.33	Promissory Note, dated as of November 15, 2011, between Inland Real Estate Corporation as Borrower and Wells Fargo Bank National Association as Lender (35)

10.34	Repayment Guaranty, dated as of November 15, 2011, by the subsidiary guarantors identified on the signature page thereto, in favor of Wells Fargo Bank, National Association (36)

14.1	Code of Ethics (37)

21.1	Subsidiaries of the Registrant (*)

23.1	Consent of KPMG LLP, dated February 27, 2012 (*)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.1

Lock-Up Agreement between Inland Real Estate Corporation and Daniel L. Goodwin, Inland Real Estate Investment Corporation, The Inland Group, Inc. and Inland Investment Stock Holding Company, dated May 9, 2007 (38)

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 28, 2011, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (39)

(1)

Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated April 23, 2010, as filed by the Registrant with the Securities and Exchange Commission on April 30, 2010 (file number 001-32185).

(2)

Incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

(3)	Incorporated by reference to the Registrant’s Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 15, 2009 (file number 333-160582).

(4)

Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 16, 2010 (file number 001-32185)

(5)

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

(8)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated October 8, 2004, as filed by the Registrant with the Securities & Exchange Commission on October 25, 2004 (file number 001-32185)

(9)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A dated October 8, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 22, 2004 (file number 001-32185).

(10)

Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed by the Registrant with the Securities and Exchange Commission on November 9, 2004 (file number 001-32185).

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011 (file number 001-32185).

(12)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011 (file number 001-32185).

(13)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011 (file number 001-32185).

(14)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011 (file number 001-32185).

(15)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 5, 2011 (file number 001-32185).

(16)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(17)

Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(18)

Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as filed by the Registrant with the Securities and Exchange Commission on November 6, 2006 (file number 001-32185).

(19)

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

(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 9, 2010 (file number 001-32185)

(22)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on May 7, 2009 (file number 001-32185)

(23)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 10, 2009, as filed by the Registrant with the Securities and Exchange Commission on November 10, 2009 (file number 001-32185).

(24)

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

(26)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 9, 2010 (file number 001-32185).

(27)	Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 29, 2010 (file number 001-32185)

(28)

Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on February 28, 2011 (file number 001-32185)

(29)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011 (file number 001-32185)

(30)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011 (file number 001-32185)

(31)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 29, 2011 (file number 001-32185)

(32)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 29, 2011 (file number 001-32185)

(33)

Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2011, as filed by the Registrant with the Securities and Exchange Commission on October 5, 2011 (file number 001-32185)

(34)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 21, 2011 (file number 001-32185)

(35)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 21, 2011 (file number 001-32185)

(36)

Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 21, 2011 (file number 001-32185)

(37)

Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2004 (file number 000-28382).

(38)

Incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter period ended March 31, 2007, as filed by the Registrant with the Securities and Exchange Commission on May 10, 2007 (file number 001-32185).

(39)

The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(*)	Filed as part of this Annual Report on Form 10-K.