Form 10-K/A
period 2011-12-31
INLAND REAL ESTATE CORP
filed 2012-02-28
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of February 28, 2012 there were 89,030,851 shares of common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant’s proxy statement for the annual stockholders meeting to be held in 2012 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 27, 2012 (the “Original Filing”), for the purpose of correcting certain dates set forth in the first paragraph of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting in Item 8, “Financial Statements and Supplementary Data.”  This Amendment also amends Item 15, “Exhibits, Financial Statement Schedules” to correct the dates set forth in the description of Exhibit 10.1, to provide a searchable version of Exhibit 10.4 and to delete Exhibits 10.3 and 10.5.  In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this Amendment currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part II

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7 of the Original Filing is hereby amended by deleting the first paragraph thereof and inserting the following paragraph in its place.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (including documents incorporated herein by reference) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 as amended and the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that do not reflect historical facts and instead reflect our management’s intentions, beliefs, expectations, plans or predictions of the future.  Forward-looking statements can often be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Examples of forward-looking statements include, but are not limited to, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to our financial performance, investment strategy or our portfolio, our ability to address debt maturities, our cash flows, our growth prospects, the value of our assets, our joint venture commitments and the amount and timing of anticipated future cash distributions. Forward-looking statements reflect the intent, belief or expectations of our management based on their knowledge and understanding of the business and industry and their assumptions, beliefs and expectations with respect to the market for commercial real estate, the U.S. economy and other future conditions. These statements are not guarantees of future performance, and investors should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2012 as they may be revised or supplemented by us in subsequent Reports on Form 10-Q and other filings with the SEC.  Among such risks, uncertainties and other factors are market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including dislocations and liquidity disruptions in the credit markets; the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; competition for real estate assets and tenants; impairment charges; the availability of cash flow from operating activities for distributions and capital expenditures; our ability to refinance maturing debt or to obtain new financing on attractive terms; future increases in interest rates; actions or failures by our joint venture partners, including development partners; and factors that could affect our ability to qualify as a real estate investment trust. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Item 8.  Financial Statements and Supplementary Data

Item 8 of the Original Filing is hereby amended by deleting the Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting and inserting the following reports in their place.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),  the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
The exhibits filed herewith are set forth on the Exhibit Index included with this Amendment No. 1 to the Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS
By:	Mark E. Zalatoris
Title:	President and Chief Executive Officer (principal executive officer)
Date:	February 28, 2012

EXHIBIT INDEX

The following exhibits are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K or incorporated by reference herein:

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant (*)

3.2	Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (*)

3.3	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (1)

4.1	Specimen Stock Certificate (2)

4.2	Dividend Reinvestment Plan of the Registrant (3)

4.3	5.0% Convertible Senior Notes due 2029, dated August 10, 2010 between Inland Real Estate Corporation and Wells Fargo Bank, National Association, as trustee (4)

4.4	Form of 5.0% Convertible Senior Note due 2029 (5)

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

10.2	2005 Equity Award Plan (7)

10.3	Intentionally omitted.

10.4

Operating Agreement, dated as of October 8, 2004, among Inland Real Estate Corporation, The New York State Teachers’ Retirement System, by and through its designated advisor, Morgan Stanley Real Estate Advisor, Inc., and IN Retail Manager, L.L.C. (**)

10.5	Intentionally omitted.

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

10.32	Unsecured Loan Agreement dated as of November 15, 2011 by and among Inland Real Estate Corporation as Borrower and Wells Fargo Bank National Association as Lender (34)

10.33	Promissory Note, dated as of November 15, 2011, between Inland Real Estate Corporation as Borrower and Wells Fargo Bank National Association as Lender (35)

10.34	Repayment Guaranty, dated as of November 15, 2011, by the subsidiary guarantors identified on the signature page thereto, in favor of Wells Fargo Bank, National Association (36)

14.1	Code of Ethics (37)

21.1	Subsidiaries of the Registrant (*)

23.1	Consent of KPMG LLP, dated February 27, 2012 (*)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

99.1

Lock-Up Agreement between Inland Real Estate Corporation and Daniel L. Goodwin, Inland Real Estate Investment Corporation, The Inland Group, Inc. and Inland Investment Stock Holding Company, dated May 9, 2007 (38)

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 27, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (*)(39)

(1)

Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated April 23, 2010, as filed by the Registrant with the Securities and Exchange Commission on April 30, 2010 (file number 001-32185).

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

(4)

Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 16, 2010 (file number 001-32185)

(5)

Incorporated by reference to Exhibit A of Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 16, 2010 (file number 001-32185)

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 28, 2010 (file number 001-

32185)

(7)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 23, 2005, as filed by the Registrant with the Securities and Exchange Commission on June 28, 2005 (file number 001-32185).

(8)	Intentionally omitted.

(9)	Intentionally omitted.

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

(*)	Filed as part of the Original Filing.

(**)	Filed as part of this Amendment No. 1 to the Annual Report on Form 10-K.