Form 10-K/A
period 2011-12-31
INLAND REAL ESTATE CORP
filed 2012-02-28
CIK 923284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 27, 2012 (the “Original Filing”) and as amended by Amendment No. 1, as filed with the Securities and Exchange Commission on February 28, 2012 (the “First Amendment”).  This Amendment is being filed for the purpose of amending Item 8, “Financial Statements and Supplementary Data” to include the Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting, which was inadvertently omitted from the First Amendment.  This Amendment also amends Item 15, “Exhibits, Financial Statement Schedules” to incorporate a revised Exhibit Index.  In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this Amendment currently dated certifications.

Except as described above, no other changes have been made to the Original Filing or the First Amendment. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Item 8.  Financial Statements and Supplementary Data

Item 8 of the Original Filing is hereby amended by the addition of the following report.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations and other comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

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
The exhibits filed herewith are set forth on the Exhibit Index included with this Amendment No. 2 to the Annual Report on Form 10-K.

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

EXHIBIT INDEX

The following exhibits are filed as part of this Amendment No. 2 to the Annual Report on Form 10-K or incorporated by reference herein:

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

10.32	Unsecured Loan Agreement dated as of November 15, 2011 by and among Inland Real Estate Corporation as Borrower and Wells Fargo Bank National Association as Lender (34)

10.33	Promissory Note, dated as of November 15, 2011, between Inland Real Estate Corporation as Borrower and Wells Fargo Bank National Association as Lender (35)

10.34	Repayment Guaranty, dated as of November 15, 2011, by the subsidiary guarantors identified on the signature page thereto, in favor of Wells Fargo Bank, National Association (36)

14.1	Code of Ethics (37)

21.1	Subsidiaries of the Registrant (*)

23.1	Consent of KPMG LLP, dated February 27, 2012 (*)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (***)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (***)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (***)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (***)

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

(*)	Filed as part of the Original Filing.

(**)	Filed as part of Amendment No. 1 to the Annual Report on Form 10-K.

(***)	Filed as part of this Amendment No. 2 to the Annual Report on Form 10-K.