Form 10-Q
period 2012-03-31
INLAND REAL ESTATE CORP
filed 2012-05-09
CIK 923284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

As of May 9, 2012, there were 89,068,837 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION

Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(In thousands, except per share data)

	March 31, 2012 (unaudited)	December 31, 2011
Assets:
Investment properties:
Land	$345,421	314,384
Construction in progress	1,849	1,669
Building and improvements	1,032,775	950,421

	1,380,045	1,266,474
Less accumulated depreciation	322,568	323,839

Net investment properties	1,057,477	942,635

Cash and cash equivalents	10,962	7,751
Investment in securities	11,998	12,075
Accounts receivable, net	30,450	30,097
Investment in and advances to unconsolidated joint ventures	95,063	101,670
Acquired lease intangibles, net	54,883	31,948
Deferred costs, net	18,776	18,760
Other assets	13,803	14,970

Total assets	$1,293,412	1,159,906

Liabilities:
Accounts payable and accrued expenses	$35,382	33,165
Acquired below market lease intangibles, net	23,445	11,147
Distributions payable	4,639	4,397
Mortgages payable	451,669	391,202
Unsecured credit facilities	295,000	280,000
Convertible notes	27,979	27,863
Other liabilities	19,820	21,719

Total liabilities	857,934	769,493

Stockholders’ Equity:
Preferred stock, $0.01 par value, 6,000 Shares authorized; 4,400 and 2,000 Series A shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	110,000	50,000
Common stock, $0.01 par value, 500,000 Shares authorized; 89,049 and 88,992 Shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	890	890
Additional paid-in capital (net of offering costs of $69,883 and $67,753 at March 31, 2012 and December 31, 2011, respectively)	782,566	783,211
Accumulated distributions in excess of net income	(450,652)	(435,201)
Accumulated comprehensive loss	(6,142)	(7,400)

Total stockholders’ equity	436,662	391,500

Noncontrolling interest	(1,184)	(1,087)

Total equity	435,478	390,413

Total liabilities and equity	$1,293,412	1,159,906

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Balance Sheets (continued)

March 31, 2012 and December 31, 2011

(In thousands, except per share data)

The following table presents certain assets and liabilities of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheet above as of March 31, 2012.  There were no consolidated VIE assets and liabilities as of December 31, 2011.  The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation.  Reference is made to footnote 3 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of the VIE assets and liabilities.

March 31, 2012
(unaudited)
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Investment properties:
Land	$15,353
Building and improvements	50,529

65,882
Less accumulated depreciation	42

Net investment properties	65,840

Accounts receivable, net	28
Acquired lease intangibles, net	11,494
Other assets	549

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$77,911

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Accounts payable and accrued expenses	$56
Acquired below market lease intangibles, net	3,590
Mortgages payable	22,430
Other liabilities	556

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$26,632

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Operations and Comprehensive Income

For the three months ended March 31, 2012 and 2011 (unaudited)

(In thousands except per share data)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Revenues:
Rental income	$28,116	29,748
Tenant recoveries	10,225	13,771
Other property income	398	460
Fee income from unconsolidated joint ventures	1,038	1,163
Total revenues	39,777	45,142

Expenses:
Property operating expenses	7,166	10,112
Real estate tax expense	7,297	8,822
Depreciation and amortization	15,334	12,351
General and administrative expenses	4,507	3,718
Total expenses	34,304	35,003

Operating income	5,473	10,139

Other income	1,523	705
Loss from change in control of investment properties	—	(1,400)
Gain on sale of joint venture interest	52	313
Interest expense	(8,715)	(10,957)
Loss before income tax benefit (expense) of taxable REIT subsidiaries, equity in earnings (loss) of unconsolidated joint ventures and discontinued operations	(1,667)	(1,200)

Income tax benefit (expense) of taxable REIT subsidiaries	121	(121)
Equity in earnings (loss) of unconsolidated joint ventures	32	(359)
Loss from continuing operations	(1,514)	(1,680)
Income from discontinued operations	8	345
Net loss	(1,506)	(1,335)

Less: Net income attributable to the noncontrolling interest	(3)	(36)
Net loss attributable to Inland Real Estate Corporation	(1,509)	(1,371)

Dividends on preferred shares	(1,255)	—
Net loss attributable to common stockholders	(2,764)	(1,371)

Comprehensive income:
Unrealized gain on investment securities	849	394
Reversal of unrealized gain to realized gain on investment securities	(590)	(383)
Unrealized gain on derivative instruments	999	937

Comprehensive loss	$(1,506)	(423)

Basic and diluted earnings attributable to common shares per weighted average common share:

Loss from continuing operations	$(0.03)	(0.02)
Income from discontinued operations	—	—
Net loss attributable to common stockholders per weighted average common share — basic and diluted	$(0.03)	(0.02)

Weighted average number of common shares outstanding — basic	88,906	87,858
Weighted average number of common shares outstanding — diluted	88,906	87,858

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Equity

For the three months ended March 31, 2012 (unaudited)

(Dollars in thousands, except per share data)

Three months ended March 31, 2012
Number of shares
Balance at beginning of period	88,992
Shares issued from DRP	57
Balance at end of period	89,049

Preferred Stock
Balance at beginning of period	$50,000
Issuance of shares	60,000
Balance at end of period	110,000

Common Stock
Balance at beginning of period	890
Proceeds from DRP	—
Balance at end of period	890

Additional Paid-in capital
Balance at beginning of period	783,211
Proceeds from DRP	476
Deferred stock compensation	63
Amortization of debt issue costs	8
Issuance of preferred shares	938
Offering costs	(2,130)
Balance at end of period	782,566

Accumulated distributions in excess of net income
Balance at beginning of period	(435,201)
Net loss attributable to Inland Real Estate Corporation	(1,509)
Dividends on preferred shares	(1,255)
Distributions declared, common	(12,687)
Balance at end of period	(450,652)

Accumulated comprehensive loss
Balance at beginning of period	(7,400)
Unrealized gain on investment securities, net	849
Reversal of unrealized gain to realized gain on investment securities	(590)
Unrealized gain on derivative instruments	999
Balance at end of period	(6,142)

Noncontrolling interest
Balance at beginning of period	(1,087)
Net income attributable to noncontrolling interest	3
Contributions to noncontrolling interest	50
Distributions to noncontrolling interest	(150)
Balance at end of period	(1,184)

Total equity	$435,478

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2012 and 2011 (unaudited)

(In thousands)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flows from operating activities:
Net loss	$(1,506)	(1,335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,453	12,523
Amortization of deferred stock compensation	63	66
Amortization on acquired above/below market leases and lease inducements	(2)	(5)
Gain on sale of investment properties	—	(197)
Loss from change in control of investment properties	—	1,400
Realized gain on investment securities, net	(652)	(455)
Equity in (earnings) loss of unconsolidated joint ventures	(32)	359
Gain on sale of joint venture interest	(52)	(313)
Straight line rent	(258)	(480)
Amortization of loan fees	805	922
Amortization of convertible note discount	116	363
Distributions from unconsolidated joint ventures	38	52
Changes in assets and liabilities:
Restricted cash	(154)	194
Accounts receivable and other assets, net	(1,522)	(2,476)
Accounts payable and accrued expenses	4,300	3,702
Prepaid rents and other liabilities	(509)	(1,172)
Net cash provided by operating activities	16,088	13,148

Cash flows from investing activities:
Restricted cash	2,948	(24)
Proceeds from sale of interest in joint venture, net	972	14,240
(Purchase) sale of investment securities, net	987	(471)
Purchase of investment properties	(157,149)	(20,800)
Additions to investment properties, net of accounts payable	(6,097)	(5,915)
Proceeds from sale of investment properties, net	—	2,124
Proceeds from change in control of investment properties	—	343
Distributions from unconsolidated joint ventures	17,410	2,154
Investment in unconsolidated joint ventures	(78)	(1,088)
Leasing fees	(861)	(1,473)
Net cash used in investing activities	(141,868)	(10,910)

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2012 and 2011 (unaudited)

(In thousands)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flows from financing activities:
Proceeds from the DRP	$476	638
Issuance of shares, net of offering costs	58,808	7,171
Purchase of noncontrolling interest, net	—	(710)
Loan proceeds	70,965	5,200
Payoff of debt	(648)	(663)
Proceeds from the unsecured line of credit facility	65,000	20,000
Repayments on the unsecured line of credit facility	(50,000)	(25,000)
Loan fees	(622)	(918)
Distributions paid	(13,700)	(12,520)
Distributions to noncontrolling interest partners	(150)	(162)
Contributions to noncontrolling interest	50	—
Margin Loan Payable	(1,188)	—
Net cash provided by (used in) financing activities	128,991	(6,964)

Net increase (decrease) in cash and cash equivalents	3,211	(4,726)

Cash and cash equivalents at beginning of period	7,751	13,566

Cash and cash equivalents at end of period	$10,962	8,840

Supplemental disclosure of cash flow information

Cash paid for interest, net of capitalized interest	$6,980	7,830

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the “Company”) for the year ended December 31, 2011, which are included in the Company’s 2011 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

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

Certain reclassifications were made to the 2011 financial statements to conform to the 2012 presentation but have not changed the results of prior year.

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

The consolidated results of the Company include the accounts of Inland Ryan LLC, Inland Ryan Cliff Lake LLC, IRC—IREX Venture, LLC, and IRC-IREX Venture II, LLC.  The Company has determined that these interests are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations and comprehensive income.

Recent Accounting Principles

The Financial Accounting Standards Board (“FASB”“) issued ASU 2011-05 (“the ASU”) aimed at increasing the prominence of comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and comprehensive income.  The ASU eliminates the option to report comprehensive income and its components in the statement of changes in stockholder’s equity.  However, the ASU does not change the U.S. GAAP reporting requirements to report reclassification of items from comprehensive income to net income on the face of the financial statements.  The ASU requires retrospective application.  This guidance was required to be implemented by the Company beginning January 1, 2012.  The impact of the pronouncement did not have a significant impact on the Company’s consolidated financial statements as the Company has always disclosed the components of comprehensive income in a single statement along with net income.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

(2)           Investment Securities

At March 31, 2012 and December 31, 2011, investment in securities includes $10,998 and $11,075, respectively, of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value and $1,000 in each period of preferred securities that are recorded at cost.  The Company determined that these securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized.  The Company has recorded a net unrealized gain of $1,255 and $996 on the accompanying consolidated balances sheets as of March 31, 2012 and December 31, 2011, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the three months ended March 31, 2012 and 2011 resulted in gains on sale of $652 and $455, respectively, which are included in other income in the accompanying consolidated statements of operations and comprehensive income.  Dividend income is recognized when received.

The Company evaluates its investments for impairment quarterly.  The Company’s policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary.  No impairment losses were required or recorded for the three months ended March 31, 2012 and 2011.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$4,176	(180)	—	—	4,176	(180)

Non-REIT Stock	$181	(17)	—	—	181	(17)

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

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at March 31, 2012	Investment in and advances to unconsolidated joint ventures at March 31, 2012	Investment in and advances to unconsolidated joint ventures at December 31, 2011

IN Retail Fund LLC (a)	50%	$16,023	18,304
Oak Property and Casualty	25%	1,317	1,464
TMK/Inland Aurora Venture LLC (b)	40%	2,307	2,320
PTI Boise LLC, PTI Westfield, LLC (c)	85%	11,195	11,100
INP Retail LP (d)	55%	64,221	67,715
IRC/IREX Venture II LLC (e)	(f )	—	767

Investment in and advances to unconsolidated joint ventures		$95,063	101,670

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

(a)         Joint venture with New York State Teachers Retirement System (“NYSTRS”)

(b)         The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)          Joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”)

(d)         Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(e)          Joint venture with Inland Private Capital Corporation (“IPCC”).  Investment in balance represents our share of the tenant in common (“TIC”) or Delaware Statutory Trust (“DST”) interests.

(f)           The Company’s profit/loss allocation percentage varies based on the ownership interest it holds in the entity that owns a particular property that is in the process of selling ownership interest to outside investors.

Effective June 7, 2010, the Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  The joint venture agreement contemplates that, subject to the satisfaction of the conditions described in the governing joint venture documents, the Company will contribute assets from its consolidated portfolio and PGGM will contribute their share of the equity of the properties contributed by the Company and equity for new acquisitions that are identified.  This joint venture may acquire up to $270,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets.  The equity contributed by PGGM, related to properties contributed by the Company, is held in the joint venture and used as the Company’s equity contribution towards future acquisitions.  Under the terms of the agreement, PGGM’s potential equity contribution to the venture may total up to $130,000 and the Company’s maximum equity contribution may total up to $156,000, comprised of net asset contributions.  As of March 31, 2012, PGGM’s remaining commitment is approximately $23,000 and the Company’s is $26,000.  The table below presents investment property contributions to and acquisitions by the joint venture during the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010.

Date	Property	City	State	Gross Value	PGGM’s Contributed Equity	Company’s Contributed Equity

02/29/12	Stone Creek Towne Center (a)	Cincinnati	OH	$36,000	$7,445	$8,555
02/24/12	Silver Lake Village (a)	St. Anthony	MN	36,300	7,932	9,695
02/22/12	Riverdale Commons (b)	Coon Rapids	MN	31,970	10,184	12,448
12/15/11	Turfway Commons (a)	Florence	KY	12,980	2,606	3,185
12/07/11	Elston Plaza (a)	Chicago	IL	18,900	4,309	5,266
11/29/11	Brownstones Shopping Center (a)	Brookfield	WI	24,100	4,989	6,098
11/18/11	Woodfield Plaza (b)	Schaumburg	IL	26,966	6,430	7,859
11/15/11	Caton Crossing (b)	Plainfield	IL	12,269	2,060	2,517
11/09/11	Quarry Retail (b)	Minneapolis	MN	36,206	9,198	11,242
09/21/11	Champlin Marketplace (a)	Champlin	MN	12,950	2,773	3,390
09/19/11	Stuart’s Crossing (b)	St. Charles	IL	12,294	2,390	2,922
06/02/11	Village Ten Center (b)	Coon Rapids	MN	14,569	2,921	3,570
06/02/11	Red Top Plaza (a)	Libertyville	IL	19,762	3,728	4,544
03/08/11	The Shops of Plymouth (b)	Plymouth	MN	9,489	1,937	2,368
03/01/11	Byerly’s Burnsville (b)	Burnsville	MN	8,170	3,685	4,504
01/11/11	Joffco Square (a)	Chicago	IL	23,800	4,896	5,996
10/25/10	Diffley Marketplace (a)	Eagan	MN	11,861	2,712	3,315
08/31/10	The Point at Clark (a)	Chicago	IL	28,816	6,464	7,905
07/01/10	Cub Foods (b)	Arden Hills	MN	10,358	4,664	5,701
07/01/10	Shannon Square Shoppes (b)	Arden Hills	MN	5,465	2,464	3,011
07/01/10	Woodland Commons (b)	Buffalo Grove	IL	23,340	10,405	12,717
07/01/10	Mallard Crossing (b)	Elk Grove Village	IL	6,163	2,727	3,333

				$422,728	$106,919	$130,141

(a)                                 These properties were acquired by the joint venture.

(b)                                 These properties were contributed to the joint venture by the Company.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

As properties are contributed to the Company’s joint venture with PGGM, the net assets are removed from the consolidated financial statements. The table below reflects those properties that became unconsolidated during the three months ended March 31, 2012 and 2011.

	March 31, 2012	March 31, 2011

Net investment properties	$(20,571)	(11,862)
Acquired lease intangibles, net	(150)	—
Deferred costs, net	(157)	(256)
Other assets	(636)	(295)
Mortgages payable	9,850	5,200
Other liabilities	170	—
Net assets contributed	$(11,494)	(7,213)

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

The change in control transaction of Orchard Crossing was accounted for as a business combination, which required the Company to record the assets and liabilities of the property at fair value, which was derived using level three inputs.  The Company valued Orchard Crossing using a third party appraisal.  The consolidation resulted in a loss to the Company of $1,400.  The Company estimated fair value of the debt by discounting the future cash flows of the instrument at a rate currently offered for similar debt instruments.  The loss from Orchard Crossing is reflected as loss from change in control of investment properties on the accompanying consolidated statements of operations and comprehensive income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investment properties	$19,800
Other assets	299
Total assets acquired	$20,099

Mortgages payable	14,800
Other liabilities	294

Net assets acquired	$5,005

The following table summarizes the investment in Orchard Crossing.

Investments in and advances to unconsolidated joint ventures prior to change in control transaction	$6,597
Investments in and advances to unconsolidated joint ventures activity	282
Loss from change in control of investment properties	(1,400)
Cash received	(499)
Closing credits	25
Net assets acquired	$5,005

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

In April 2009, Inland Exchange Venture Corporation (“IEVC”), a taxable REIT subsidiary (“TRS”) of the Company, entered into a limited liability company agreement with IPCC, a wholly-owned subsidiary of The Inland Group, Inc. (“TIGI”) that was formerly known as Inland Real Estate Exchange Corporation.  The resulting joint venture was formed to continue the Company’s joint venture relationship with IPCC that began in 2006 and to provide replacement properties for investors wishing to complete a tax-deferred exchange through private placement offerings, using properties made available to the joint venture by IEVC.  These offerings are structured to sell TIC interests or DST interests, together the “ownership interest,” in the identified property.  IEVC coordinates the joint venture’s acquisition, property management and leasing functions, and earns fees for providing these services to the joint venture.  The Company will continue to earn property management and leasing fees on all properties acquired for this venture, including after all ownership interests have been sold to the investors.

The joint venture was determined to be a VIE under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any ownership interests, the joint venture owns 100% of the ownership interests in the property and controls the major decisions that affect the underlying property; and therefore upon initial acquisition, the joint venture consolidates the property.  At the time of first sale of an ownership interest, the joint venture no longer controls the underlying property as the activities and decisions that most significantly impact the property’s economic performance are now subject to joint control among the co-owners or lender; and therefore, at such time, the property is deconsolidated and accounted for under the equity method (unconsolidated).  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures until all ownership interests have been sold.  The table below reflects those properties that became unconsolidated during the three months ended March31, 2011, and therefore no longer represent the consolidated assets and liabilities of the VIE.  There were no properties that became unconsolidated during the three months ended March 31, 2012.

March 31, 2011

Investment properties	$(18,990)
Acquired lease intangibles	(3,960)
Mortgages payable	12,622
Net change to investment in and advances to unconsolidated joint ventures	$(10,328)

During the three months ended March 31, 2012, the joint venture with IPCC acquired nine investment properties.  During the three months ended March 31, 2012 and 2011, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.  Additionally, in conjunction with the sales, the Company recorded gains of approximately $52 and $313 for the three months ended March 31, 2012 and 2011, respectively, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

The Company’s proportionate share of the earnings or losses related to its unconsolidated joint ventures is reflected as equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and comprehensive income.  During the three months ended March 31, 2012 and 2011, the Company earned $1,038 and $1,163, respectively, in fee income from its unconsolidated joint ventures.  This fee income decreased mostly due to acquisition fees related to sales on properties sold through the Company’s joint venture with IPCC.  Acquisition fees are earned on the IPCC joint venture properties as the interests are sold to the investors.  Partially offsetting this decrease was an increase in management fees on an increased number of properties in unconsolidated joint ventures.  These fees are reflected on the accompanying consolidated statements of operations and comprehensive income as fee income from unconsolidated joint ventures.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company’s continuing involvement with these investment properties.  Differences between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture’s property assets.  During the three months ended March 31, 2012 and 2011, the Company recorded $815 and $466, respectively, of amortization of this basis difference.

The unconsolidated joint ventures had total outstanding debt in the amount of $440,711 (total debt, not the Company’s pro rata share) at March 31, 2012 that matures as follows:

Joint Venture Entity	2012 (a)	2013	2014	2015	2016	Thereafter	Total

IN Retail Fund LLC	$32,300	32,989	11,651	22,000	8,000	76,780	183,720
NARE/Inland North Aurora I (b)(c)	17,469	—	—	—	—	—	17,469
NARE/Inland North Aurora II (c)	3,549	—	—	—	—	—	3,549
NARE/Inland North Aurora III (c)	13,819	—	—	—	—	—	13,819
PTI Boise LLC (d)	2,700	—	—	—	—	—	2,700
PTI Westfield LLC (e)	7,250	—	—	—	—	—	7,250
TDC Inland Lakemoor LLC (f)	22,105	—	—	—	—	—	22,105
INP Retail LP	32,650	—	—	5,800	—	151,649	190,099

Total unconsolidated joint venture debt	$131,842	32,989	11,651	27,800	8,000	228,429	440,711

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

(c)          This loan matured in July 2011.  Subsequent to the end of the quarter, the joint venture negotiated a discounted payoff, which was funded in the second quarter.

(d)        This loan matures in October 2012.  In September 2009, the Company purchased the mortgage from the lender at a discount and became a lender to the joint venture.

(e)          This loan matures in December 2012.  The Company has guaranteed approximately $1,100 of this outstanding loan.

(f)           This loan matures in October 2012.  The Company has guaranteed approximately $9,000 of this outstanding loan.

The Company has guaranteed approximately $11,200 of unconsolidated joint venture debt as of March 31, 2012. The guarantees on three mortgage loans are in effect for the entire term of the respective loan as set forth in the loan documents.  The Company is required to pay on a guarantee upon the default of any of the provisions in the respective loan documents, unless the default is otherwise waived.  The Company is required to estimate the fair value of these guarantees and, if material, record a corresponding liability.  The Company has determined that the fair value of such guarantees are immaterial as of March 31, 2012 and accordingly has not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at its fair value, which was derived using level three inputs.  The total impairment loss is recorded at the joint venture level.  The Company’s pro rata share of the loss is included in equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.  No impairment adjustments were required or recorded during the three months ended March 31, 2012 and 2011.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

Summarized financial information for the unconsolidated joint ventures is as follows:

Balance Sheet:	March 31, 2012	December 31, 2011

Assets:
Investment in real estate, net	$772,512	702,178
Other assets	67,944	92,271

Total assets	$840,456	794,449

Liabilities:
Mortgage payable	$440,711	394,481
Other liabilities	62,740	59,171

Total liabilities	503,451	453,652

Total equity	337,005	340,797

Total liabilities and equity	$840,456	794,449

Investment in and advances to unconsolidated joint ventures	$95,063	101,670

Statement of Operations:	Three months ended March 31, 2012	Three months ended March 31, 2011

Total revenues	$23,839	16,843
Total expenses	(25,667)	(17,553)

Loss from continuing operations	$(1,828)	(710)

Inland’s pro rata share of loss from continuing operations (a)	$32	(359)

(a)                             IRC’s pro rata share includes the amortization of certain basis differences and an elimination of IRC’s pro rata share of the management fee expense.

(4)           Acquisitions

Date Acquired	Property	City	State	GLA Sq. Ft.	Approximate Purchase Price

02/24/12	Woodbury Commons	Woodbury	MN	116,196	$10,300
03/06/12	Westgate	Fairview Park	OH	241,901	73,405
03/13/12	Mt. Pleasant Shopping Center	Mt. Pleasant	WI	83,334	21,320
03/16/12	Pick N Save	Sheboygan	WI	62,138	11,700
03/19/12	Walgreens/CVS Portfolio (a)	Various	NY, TX, VA	40,113	17,059
03/27/12	Walgreens/CVS Portfolio (b)	Various	KS, MO, UT, ID	55,465	23,711

	Total			599,147	$157,495

(a)         The portfolio includes two CVS and one Walgreens.

(b)         The portfolio includes one CVS and three Walgreens.

During the three months ended March 31, 2012, in connection with the Company’s growth initiative, the Company acquired the investment properties listed above for its consolidated portfolio.  The Company acquired 100% of the voting rights of each property for an aggregate purchase price of $157,495.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

The following table presents certain additional information regarding the Company’s acquisitions during the three months ended March 31, 2012. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date were as follows:

Property	Land	Building and Improvements	Acquired Lease Intangibles	Other Assets	Acquired Below Market Lease Intangibles

Woodbury Commons	$4,866	2,774	3,044	—	384
Westgate	17,479	53,391	10,804	346	8,615
Mt. Pleasant Shopping Center	7,268	13,452	3,433	—	2,833
Pick N Save	1,309	9,320	1,762	—	691
Walgreens/CVS Portfolio (a)	3,902	9,894	3,263	—	—
Walgreens/CVS Portfolio (b)	2,873	17,864	3,047	—	73

Total	$37,697	106,695	25,353	346	12,596

(5)           Fair Value Disclosures

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at March 31, 2012 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$10,998	—	—

Total assets	$10,998	—	—

Derivative interest rate instruments liabilities (a)	$—	7,397	—
Variable rate debt (b)	—	—	357,214
Fixed rate debt (b)	—	—	452,718

Total liabilities	$—	7,397	809,932

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

	Fair value measurements at December 31, 2011 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$11,075	—	—

Total assets	$11,075	—	—

Derivative interest rate instruments liabilities (a)	$—	8,396	—
Variable rate debt (b)	—	—	317,737
Fixed rate debt (b)	—	—	380,456

Total liabilities	$—	8,396	698,193

(a)         The Company entered into this interest rate swap as a requirement under a mortgage loan closed in 2010.

(b)         The disclosure is included to provide information regarding the inputs used to determine the fair value of the outstanding debt, in accordance with existing accounting guidance and is not presented in the accompanying consolidated balance sheets at fair value.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders.  The Company has not elected the fair value option with respect to its debt.  The Company’s financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at March 31, 2012 and December 31, 2011.

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

Amounts paid to TIGI and/or its affiliates for services and office space provided to the Company are set forth below.

	Three months ended March 31, 2012	Three months ended March 31, 2011

Investment advisor	$17	15
Loan servicing	32	28
Property tax payment/reduction work	25	59
Computer services	179	200
Other service agreements	57	103
Broker commissions	208	88
Office rent and reimbursements	105	102

Total	$623	595

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

During the three months ended March 31, 2012, the Company paid a total of $260 in mortgage brokerage fees to Grubb & Ellis Company (“Grubb & Ellis”).  Thomas P. D’Arcy, one of the Company’s independent directors, served as the president, chief executive officer and a member of the board of directors of Grubb & Ellis until April 2012.  Mr. D’Arcy did not participate in these transactions and does not have a material interest in them.  Joel Simmons, one of the Company’s directors, had an indirect personal interest as a broker in these transactions.  Mr. Simmons served as an executive vice president of Grubb & Ellis until April 2012.  Mr. Simmons also owns a non-material amount of shares of Grubb & Ellis common stock.  Currently, Mr. Simmons is the Executive Managing Director of BGC Partners, a global provider of real estate services.  The Company may incur mortgage brokerage fees through BGC Partners in the future.  No mortgage brokerage fees were paid to Grubb & Ellis during the three months ended March 31, 2011.

(7)               Discontinued Operations

During the three months ended March 31, 2011, the Company sold one investment property.  No investment properties were sold during the three months ended March 31, 2012.  The following table summarizes the property sold, date of sale, indebtedness repaid, if any, approximate sales proceeds (net of closing costs), gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange

Schaumburg Golf Road Retail	February 14, 2011	—	2,090	197	No

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of March 31, 2012, there were no properties classified as held for sale.

(8)               Operating Leases

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $258 and $480 for the three months ended March 31, 2012 and 2011, respectively of rental income for the period of occupancy for which stepped rent increases apply and $19,891 and $19,633 in related accounts receivable as of March 31, 2012 and December 31, 2011, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

The Company engages in certain activities through Inland Venture Corporation (“IVC”) and IEVC, wholly-owned TRS entities.  These entities engage in activities that would otherwise produce income that would not be REIT qualifying income.  The TRS entities are subject to federal and state income and franchise taxes from these activities.

The Company had no uncertain tax positions as of March 31, 2012.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of March 31, 2012. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2012 and 2011 or in the consolidated balance sheets as of March 31, 2012 and December 31, 2011. As of March 31, 2012, returns for the calendar years 2008 through 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

(10)             Secured and Unsecured Debt

Total Debt Maturity Schedule

The following table presents the principal amount of total debt maturing each year, including amortization of principal, based on debt outstanding at March 31, 2012:

	2012(a)	2013(a)	2014		2015	2016	Thereafter	Total	Fair Value(b)

Fixed rate debt	$25,484	12,125	163,746	(c) (d)	20,564	1,262	203,050	426,231	452,718
Weighted average interest rate	5.23%	10.00%	5.27%		6.50%	—	5.45%	5.50%	—

Variable rate debt	$33,653 (e)	14,800 (f)	251,200	(g)	—	—	50,000 (h)	349,653	357,214
Weighted average interest rate	4.35%	3.24%	2.74%		—	—	3.50%	3.02%	—

(a)         Approximately $56,700 of the Company’s mortgages payable mature prior to April 2013.  The Company will soon be in discussions with the lenders to refinance the maturing debt or will use available cash and / or borrowings under its unsecured line of credit facility to repay this debt.

(b)         The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by its lenders (Level 3).

(c)          Included in the debt maturing in 2014 are the Company’s convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require the Company to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets reflect the value of the notes including the remaining unamortized discount of $1,236.

(d)         The Company has agreed through a guaranty and a separate indemnification agreement to be liable upon a default under the Algonquin Commons mortgage loan documents.  The maturing debt includes the Company’s total potential liability under the guaranty and the indemnity agreement, which is approximately $18,700.

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

(g)          Included in the debt maturing during 2014 are the Company’s unsecured line of credit facility and $150,000 term loan, totaling $245,000.  The Company pays interest only during the term of these facilities at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of March 31, 2012, the weighted average interest rate on outstanding draws on the line of credit facility was 2.86%, and the interest rate on the term loan was 2.75%.  These credit facilities require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2012, the Company was in compliance with these financial covenants.

(h)         Included in the thereafter column is the Company’s $50,000 term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2012, the Company was in compliance with these financial covenants.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  Mortgage loans outstanding as of March 31, 2012 were $451,669 and had a weighted average interest rate of 5.31%.  Of this amount, $397,016 had fixed rates ranging from 4.85% to 10.00% and a weighted average fixed rate of 5.54% as of March 31, 2012.  The remaining $54,653 of mortgage debt represented variable rate loans with a weighted average interest rate of 3.63% as of March 31, 2012.  As of March 31, 2012, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through April 2022.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

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

The Company currently has one interest rate swap outstanding that is used to hedge the variable cash flows associated with its variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.  The Company has entered into one interest rate swap contract as a requirement under a secured mortgage and the hedging relationship is considered to be perfectly effective as of March 31, 2012.

Amounts reported in comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $2,018 will be reclassified from comprehensive income (expense) as an increase to interest expense over the next twelve months.

As of March 31, 2012 and December 31, 2011, the Company had the following outstanding interest rate derivative that is designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional

Interest Rate Swap	$60,000

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of March 31, 2012 and December 31, 2011.

	Liability Derivatives As of March 31, 2012		Liability Derivatives As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$7,397	Other liabilities	$8,396

The table below presents the effect of the Company’s derivative financial instruments on comprehensive income for the three months ended March 31, 2012 and 2011.

	Three months ended March 31, 2012	Three months ended March 31, 2011

Amount of gain recognized in comprehensive income on derivative, net	$490	432
Amount of loss reclassified from accumulated comprehensive income into interest expense	509	505

Unrealized gain on derivative	$999	937

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

As of March 31, 2012, the fair value of derivatives in a liability position related to this agreement was $7,397. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of $8,335.

Unsecured Credit Facilities

In 2011, the Company entered into amendments to its existing unsecured line of credit facility and term loan, together the “Credit Agreements.”  Under the term loan agreement, the Company borrowed, on an unsecured basis, $150,000.  The aggregate commitment of the Company’s line of credit facility is $250,000, which includes a $100,000 accordion feature.  The access to the accordion feature is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.

Obligations under the Credit Agreements mature on June 21, 2014.  Borrowings under the Credit Agreements bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the Company’s leverage ratio.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the Credit Agreements.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of March 31, 2012 and December 31, 2011, the outstanding balance on the line of credit facility was $95,000 and $80,000, respectively.  As of March 31, 2012, the Company had up to $55,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

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

Convertible Notes

In August 2010, the Company issued $29,215 in face value of 5.0% convertible senior notes due 2029 (the “Notes”), all of which remained outstanding at March 31, 2012.

Interest on the Notes is payable semi-annually.  The Notes mature on November 15, 2029 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The earliest date holders of the Notes may require the Company to repurchase their Notes in whole or in part is November 15, 2014.  Prior to November 21, 2014, the Company may not redeem the Notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  However, on or after November 21, 2014, the Company may redeem the Notes, in whole or in part, subject to the redemption terms in the Note.  Following the occurrence of certain change in control transactions, the Company may be required to repurchase the Notes in whole or in part for cash at 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest.

Holders of the Notes may convert their Notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2029, but prior to the close of business on the second business day immediately preceding November 15, 2029, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of Notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of March 31, 2012, for each $1 principal amount of Notes was 102.8807 shares of our common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $9.72 per share of common stock.

At March 31, 2012 and December 31, 2011, the Company has recorded $548 and $183 of accrued interest related to the convertible notes, respectively.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance.  The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The following table sets forth the net carrying values of the debt and equity components included in the consolidated balance sheets at March 31, 2012 and December 31, 2011.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

	March 31, 2012	December 31, 2011

Equity Component (a)	$9,329	9,321

Debt Component	$29,215	29,215
Unamortized Discount (b)	(1,236)	(1,352)

Net Carrying Value	$27,979	27,863

(a)         The equity component is net of unamortized equity issuance costs of $83 and $91 at March 31, 2012 and December 31, 2011, respectively.

(b)         The unamortized discount will be amortized into interest expense on a monthly basis through November 2014.

Total interest expense related to the convertible notes for the three months ended March 31, 2012 and 2011 was calculated as follows:

	March 31, 2012		March 31, 2011

Interest expense at coupon rate	$368		1,299
Discount amortization	116		363

Total interest expense	$484	(a)	1,662	(b)

(a)         The effective interest rate of these convertible notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in August 2010.

(b)         Included in the three months ended March 31, 2011 are the notes previously issued in 2006 with an effective interest rate of 5.875%, the rate at which a similar instrument without the conversion feature could have been obtained in November 2006.  These notes were paid in full during the year ended December 31, 2011.

(11)             Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of March 31, 2012 and December 31, 2011, options to purchase 77 shares of common stock, in each period, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

As of March 31, 2012, 192 shares of common stock issued pursuant to employment agreements were outstanding, of which 99 have vested.  Additionally, the Company issued 69 shares pursuant to employment incentives of which 42 have vested and six have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method unless the effect would be immaterial or anti-dilutive.

The following is reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011

Numerator:
Loss from continuing operations	$(1,513)	(1,680)
Income from discontinued operations	8	345
Net loss	(1,505)	(1,335)
Net income attributable to the noncontrolling interest	(4)	(36)
Net loss attributable to Inland Real Estate Corporation	(1,509)	(1,371)
Dividends on preferred shares	(1,255)	—
Net loss attributable to common stockholders	$(2,764)	(1,371)

Denominator:
Denominator for net loss per common share — basic:
Weighted average number of common shares outstanding	88,906	87,858
Effect of dilutive securities:
Unvested restricted shares	— (a)	— (a)
Denominator for net loss per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	88,906	87,858

(a)         Unvested restricted shares of common stock, the effect of which would be anti-dilutive, were 115 and 89 as of March 31, 2012 and 2011, respectively.  These shares were not included in the computation of diluted EPS because a loss from continuing operations was reported.

In November 2009, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell shares of its common stock having an aggregate offering amount of up to $100 million from time to time through BMO, acting as sales agent.  Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions (if the Company and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with BMO in this report on Form 10-Q as its ATM issuance program.  As of March 31, 2012, the Company has issued an aggregate of approximately 3,816 shares of its common stock pursuant to the ATM issuance program, since inception.  The Company received net proceeds of approximately $31,691 from the issuance of these shares, which reflects approximately $32,504 in gross proceeds, offset by approximately $813 in commissions and fees.  The Company may use the proceeds for general corporate purposes, which may include repayment of mortgage indebtedness secured by its properties, acquiring real property through wholly-owned subsidiaries or through the Company’s investment in one or more joint venture entities or repaying amounts outstanding on the unsecured line of credit facility, among other things.  As of March 31, 2012, approximately $67,496 remains available for sale under this issuance program.

In February 2012, the Company issued 2,400 shares of 8.125% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) at a public offering price of $25.3906 per share, for net proceeds of approximately $59.0 million, after deducting the underwriting discount but before expenses.  The Company used the net proceeds of the offering to purchase additional investment properties to be owned by the Company and its unconsolidated joint ventures.

(12)             Segment Reporting

Guidance regarding the disclosures about segments of an enterprise and related information requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise.  The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Florida, Idaho, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, New York, Ohio, Tennessee, Texas, Utah, Virginia and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

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

(14)             Subsequent Events

On April 10, 2012, the Company contributed Four Flaggs and Four Flaggs Annex, located in Niles, Illinois to its joint venture with PGGM.  Upon contribution, these two investment properties will be reported as a single property.  The gross contribution value was $33,690.

On April 13, 2012, the Company sold Woodbury Commons to its joint venture with PGGM for $10,300, the price at which the Company purchased the property in February 2012.  The property is located in Woodbury, Minnesota and contains 116,197 square feet of leasable area.

On April 16, 2012, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its preferred stock to stockholders of record at the close of business on April 2, 2012.

On April 16, 2012, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its preferred stock.  This distribution is payable on May 15, 2012 to the stockholders of record at the close of business on May 1, 2012

On April 17, 2012, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on April 2, 2012.

On April 17, 2012, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on May 17, 2012 to the stockholders of record at the close of business on April 30, 2012.

On April 18, 2012, the Company purchased Orland Park Place Outlots II from an unaffiliated third party for $8,750.  The property is located in Orland Park, Illinois and contains 23,096 square feet of leasable area.

On April 20, 2012, the Company’s joint venture with NARE negotiated to pay $10,000 of the approximately $30,500 loan encumbering all phases of the project, excluding an outlot building at the center which is currently encumbered by a separate loan, which matured in July 2011, in full satisfaction of all outstanding loan obligations.  In conjunction with this discounted payoff, the joint venture recorded approximately $20,500 of gain on the extinguishment of debt.

On April 27, 2012, the Company became a lender to a developer for construction of approximately 66,000 square feet of retail space in Warsaw, Indiana.  Upon completion, the center will total approximately 87,000 square feet which the Company is obligated to purchase at a predetermined price.  The maximum loan amount to the developer will be approximately $11,500, of which the Company has funded approximately $4,200.  The mortgage loan bears interest at a rate of 7.0% per annum and requires monthly interest only payments.  In conjunction with the loan agreement, the Company received a one-point origination fee of approximately $115.

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

Executive Summary

We are a self-managed, publicly traded real estate investment trust (“REIT”) that owns and operates neighborhood, community, power and single tenant retail centers.  We also may construct or develop properties or render services in connection with construction or development. Our investment properties are typically anchored by grocery, drug or discount stores, which provide everyday goods and services to consumers, rather than stores that sell discretionary items.  We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  As of March 31, 2012, no single tenant accounted for more than approximately 7.5% of annual base rent in our total portfolio.

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

During the recent economic downturn, our financial results were negatively impacted by increased vacancies, increased time to re-lease vacant spaces, reduced recovery income resulting from the decreased occupancy and lower rental rates on newly signed leases.  As the real estate market has begun to improve, we have experienced an increase in recovery income, which we expect to continue as we work to fill remaining vacancies and restore our occupancy to our historical, pre-recession, mid-90 percent levels.  We have also begun to experience an increase in market rental rates.  Releasing vacant space has costs, including leasing commissions and tenant improvement allowances, which have the effect of reducing cash flow at the beginning of a new lease.  Additionally, many leases contain tenant concessions, which delay the recognition of rental income during the abatement period.  During the three months ended March 31, 2012 and 2011, we recorded $1,537 and $1,405, respectively of tenant concessions.

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

As of March 31, 2012, we owned interests in 150 investment properties, including 35 properties that we owned indirectly through our unconsolidated joint ventures but not including our development joint venture properties, as the latter had not reached what we believe to be a stabilized occupancy rate.

Consolidated Occupancy	As of March 31, 2012	As of December 31, 2011	As of March 31, 2011

Leased Occupancy (a)	91.0%	92.0%	94.1%
Financial Occupancy (b)	88.0%	89.3%	88.5%
Same Store Financial Occupancy	88.6%	89.0%	87.5%

Unconsolidated Occupancy (c)	As of March 31, 2012	As of December 31, 2011	As of March 31, 2011

Leased Occupancy (a)	96.3%	95.7%	96.5%
Financial Occupancy (b)	94.7%	94.4%	94.7%
Same Store Financial Occupancy	94.8%	94.7%	94.8%

Total Occupancy	As of March 31, 2012	As of December 31, 2011	As of March 31, 2011

Leased Occupancy (a)	92.1%	92.7%	94.4%
Financial Occupancy (b)	89.4%	90.3%	89.3%
Same Store Financial Occupancy	89.4%	89.8%	88.5%
Financial Occupancy excluding properties held through the joint venture with IPCC (d)	89.2%	90.3%	89.3%

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

(d)                                 Due to the occupancy fluctuations produced by the temporary ownership of the properties within this joint venture, we disclose occupancy rates excluding these properties.  We believe the additional disclosure allows investors to evaluate the occupancy of the portfolio of properties we expect to own longer term.

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

Our focus for 2012 is to continue to grow assets under management through our joint ventures with PGGM and IPCC.  In April 2012, we substantially completed the overall acquisition goals of our joint venture with PGGM.  We also look to formalize a long-term extension of our joint venture agreement with NSYTRS, which is currently extended through June 30, 2012.  Finally, we look to continue to acquire properties through our joint venture with IPCC to provide additional acquisition fee income as well as ongoing management fee income.  We will continue to explore opportunities to grow our assets under management including the possibility of increasing the size of existing joint ventures or exploring the opportunity to form new joint ventures.

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

Acquisitions and Dispositions

The table below presents investment property acquisitions during the three months ended March 31, 2012 and the year ended December 31, 2011.

Date	Property	City	State	GLA Sq.Ft.	Purchase Price	Cap Rate (a)	Financial Occupancy at time of Acquisition

03/27/12	CVS/Walgreens Portfolio (b) (c)	(c)	(c)	55,465	23,711	6.50%	100%
03/19/12	CVS/Walgreens Portfolio (b) (d)	(d)	(d)	40,113	17,059	6.50%	100%
03/16/12	Pick N Save (b)	Sheboygan	WI	62,138	11,700	7.44%	100%
03/13/12	Mt. Pleasant Shopping Center (b) (e)	Mt. Pleasant	WI	83,334	21,320	7.20%	98%
03/06/12	Westgate Shopping Center (f)	Fairview Park	OH	241,901	73,405	7.60%	86%
02/29/12	Stone Creek Towne Center (g) (h)	Cincinnati	OH	142,824	36,000	8.00%	97%
02/24/12	Woodbury Commons (i)	Woodbury	MN	116,196	10,300	6.50%	66%
02/24/12	Silver Lake Village (g) (j)	St. Anthony	MN	159,303	36,300	6.90%	87%
12/15/11	Turfway Commons (g)	Florence	KY	105,471	12,980	8.37%	95%
12/07/11	Elston Plaza (g)	Chicago	IL	88,218	18,900	6.75%	90%
11/29/11	Brownstones Shopping Center (g)	Brookfield	WI	137,821	24,100	7.00%	96%
11/01/11	Bradley Commons	Bradley	IL	174,782	25,820	7.45%	93%
09/21/11	Champlin Marketplace (g)	Champlin	MN	88,577	13,200	6.40%	89%
06/14/11	Walgreens Portfolio (b) (k)	(k)	(k)	85,920	32,027	(k )	100%
06/02/11	Red Top Plaza (g)	Libertyville	IL	151,840	19,762	7.39%	81%
04/13/11	Triple Net Leased Portfolio (b) (l)	(l)	(l)	107,962	46,931	(l )	100%
03/24/11	Mariano’s Fresh Market (b)	Arlington Heights	IL	66,393	20,800	7.41%	100%
01/11/11	Joffco Square (g)	Chicago	IL	95,204	23,800	7.15%	83%

				2,003,462	$468,115

(a)                                 The Cap Rate disclosed is as of the time of acquisition and is calculated by dividing the net operating income (“NOI”) by the purchase price.  NOI is defined as net income for the twelve months following the acquisition of the property, calculated in accordance with U.S. GAAP, excluding straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense, less a vacancy factor to allow for potential tenant move-outs or defaults.

(b)                                 These properties were acquired through our joint venture with IPCC.

(c)                                  This portfolio includes one CVS store and three Walgreens stores, located in Nampa, Idaho; St. George, Utah; Lee’s Summit, Missouri and McPherson, Kansas.

(d)                                 This portfolio includes two CVS stores and one Walgreens store, located in Newport News, Virginia; McAllen, Texas and Dunkirk, New York.

(e)                                  The purchase price of this property includes approximately 6,700 square feet subject to a ground lease.  Ground lease square footage is not included in our GLA.

(f)                                   The purchase price of this property includes approximately 229,000 square feet subject to ground leases.  Ground lease square footage is not included in our GLA.

(g)                                  These properties were acquired through our joint venture with PGGM.

(h)                                 The purchase price of this property includes approximately 6,600 square feet subject to a ground lease.  Ground lease square footage is not included in our GLA.

(i)                                     The purchase price of this property includes approximately 6,200 square feet subject to a ground lease.  Ground lease square footage is not included in our GLA.

(j)                                    The purchase price of this property includes approximately 154,000 square feet subject to ground leases.  Ground lease square footage is not included in our GLA.

(k)                                 This portfolio includes six Walgreens stores, located in Normal, Illinois’ Spokane, Washington; Villa Rica, Georgia; Waynesburg, Pennsylvania; Somerset, Massachusetts and Gallup, New Mexico.  The cap rates for the various properties ranged from 7.10% to 7.22%.

(l)                                     This portfolio includes 16 properties, triple net leased to various tenants.  These properties are located in Portland, Oregon; Apopka, Florida; Crestview, Florida; San Antonio, Texas; Lawrenceville, Georgia; Brandon, Florida; Columbia, South Carolina; Lewisville, Texas; Houston, Texas; St. Louis, Missouri; Monroe, North Carolina; Milwaukee, Wisconsin; Fort Worth, Texas; Eagan, Minnesota; Port St. Lucie, Florida and San Antonio, Texas.  The purchase price includes a 4,700 square foot ground lease with Bank of America and a 5,300 square foot ground lease with Capital One.  Ground lease square footage is not included in our GLA.  The cap rates for the various properties ranged from 6.00% to 7.95%.

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the three months ended March 31, 2012 and the year ended December 31, 2011.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain (Loss) on Sale

02/29/12	Walgreens Portfolio (a) (b)	(b)	(b)	85,920	$36,272	—
11/30/11	Triple Net Leased Portfolio (a) (c)	(c)	(c)	107,962	53,718	—
10/28/11	Orland Park Retail	Orland Park	IL	8,500	975	59
10/07/11	Rose Plaza East and West	Naperville	IL	25,993	5,050	895
08/18/11	Park Center Plaza (partial)	Tinley Park	IL	61,000	3,000	358
07/21/11	Mariano’s Fresh Market (a)	Arlington Heights	IL	66,393	23,430	—
07/21/11	National Retail Portfolio (a) (d)	(d)	(d)	108,855	40,313
05/25/11	University of Phoenix (a)	Meridian	ID	36,773	10,698	—
02/14/11	Schaumburg Golf Road Retail	Schaumburg	IL	9,988	2,150	197

				511,384	$175,606	$1,509

(a)                                 This property is included as a disposition because all of the TIC or DST interests have been sold through our joint venture with IPCC.  No gain or loss is reflected in this table because the disposition of these properties is not considered a property sale, but rather a sale of ownership interest in the properties.  The gains from these properties are included in gain from sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

(b)                                 This portfolio includes six Walgreens stores, located in Normal, Illinois’ Spokane, Washington; Villa Rica, Georgia; Waynesburg, Pennsylvania; Somerset, Massachusetts and Gallup, New Mexico.

(c)                                  This portfolio includes 16 properties, triple net leased to various tenants.  These properties are located in Portland, Oregon; Apopka, Florida; Crestview, Florida; San Antonio, Texas; Lawrenceville, Georgia; Brandon, Florida; Columbia, South Carolina; Lewisville, Texas; Houston, Texas; St. Louis, Missouri; Monroe, North Carolina; Milwaukee, Wisconsin; Fort Worth, Texas; Eagan, Minnesota; Port St. Lucie, Florida and San Antonio, Texas.

(d)                                 This portfolio includes a CVS store in Elk Grove, California; a Walgreens store in Island Lake, Illinois; Harbor Square Plaza in Port Charlotte, Florida and Copp’s in Sun Prairie, Wisconsin.

Critical Accounting Policies

General.  A critical accounting policy is one that, we believe, would materially affect our operating results or financial condition, and requires management to make estimates or judgments in certain circumstances.  We believe that our most critical accounting policies relate to the recognition of rental income and tenant recoveries, allocation and valuation of investment properties, and consolidation/equity accounting policies.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  U.S. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties that were taken into consideration upon the application of critical accounting policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.  Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 27, 2012, under the heading “Critical Accounting Policies.”

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management’s evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the life of the related lease for each property as a component of amortization expense. We also consider whether any customer relationship value exists related to the property acquisition.  As of March 31, 2012, we had not allocated any amounts to customer relationships.

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

In instances where we are not the primary beneficiary of a VIE we use the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with our operations.  Instead our share of operations is reflected as equity in earnings (loss) of unconsolidated joint ventures on our consolidated statements of operations and comprehensive income.  Additionally, our net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at March 31, 2012 and December 31, 2011 were $10,962 and $7,751, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during the three months ended March 31, 2012 and 2011.

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

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, earnings we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of March 31, 2012, we were in compliance with all financial covenants applicable to us.  We had up to $55,000 available under our $150,000 line of credit facility and an additional $100,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the other borrowings under the line of credit facility.  The lending group is not obligated to approve access to the additional funds.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for interest expense on our debt obligations, for purchasing additional investment properties, to meet joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

In November 2009, we entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell up to $100 million of our common stock from time to time through BMO, acting as sales agent.  Offers and sales of shares of our common stock may be made in privately negotiated transactions (if we and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  We have referred to the arrangement with BMO in this report on Form 10-Q as our ATM issuance program.  As of March 31, 2012, we have issued an aggregate of approximately 3,816 shares of our common stock pursuant to the ATM issuance program, since inception.  We received net proceeds of approximately $31,691 from the issuance of these shares, comprised of approximately $32,504 in gross proceeds, offset by approximately $813 in commissions and fees.  We may use the proceeds for general corporate purposes, which may include repayment of mortgage indebtedness secured by our properties, acquiring real property through wholly-owned subsidiaries or through our investment in one or more joint venture entities or repaying amounts outstanding on our unsecured line of credit facility, among other things.  As of March 31, 2012, shares representing approximately $67,496 remain available for sale under this issuance program, which expires in November 2012.

In February 2012, we issued 2,400 shares of 8.125% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) at a public offering price of $25.3906 per share, for net proceeds of approximately $59.0 million, after deducting the underwriting discount but before expenses.  We used the net proceeds of the offering to purchase additional investment properties to be owned directly by us and indirectly through our unconsolidated joint venture with IPCC.

We invest in marketable securities of other entities, including REITs.  These investments in available-for-sale securities totaled $11,998 at March 31, 2012, consisting of preferred and common stock investments.  At March 31, 2012, we had recorded an accumulated net unrealized gain of $1,255 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the three months ended March 31, 2012 and 2011, we realized gains on sale of $652 and $455, respectively.

As of March 31, 2012, we owned interests in 150 investment properties, including 35 properties owned through our unconsolidated joint ventures, but not including our development joint venture properties.  In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements and current distributions.  Monthly debt service requirements are primarily interest although certain of our secured mortgages require monthly principal amortization.

Reference is made to the Total Debt Maturity Schedule in Note 10, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of March 31, 2012, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2012 and 2011:

	2012	2011

Net cash provided by operating activities	$16,088	13,148

Net cash used in investing activities	$(141,868)	(10,910)

Net cash provided by (used in) financing activities	$128,991	(6,964)

2012 Compared to 2011

Net cash provided by operating activities was $16,088 for the three months ended March 31, 2012, as compared to $13,148 for the three months ended March 31, 2011.  The increase in cash provided by operating activities was due primarily to a reduction in accounts receivable and an increase in cash from property operations.  See our discussion of results of operations for an explanation related to property operations.

Net cash used in investing activities was $141,868 for the three months ended March 31, 2012, as compared to $10,910 for the three months ended March 31, 2011.  The primary reason for the increase in cash used in investing activities was the use of $157,149 to purchase investment properties and $6,097 in additions to investment properties during the three months ended March 31, 2012, as compared to using $20,800 to purchase investment properties and $5,915 in additions to investment properties during the three months ended March 31, 2011.  Additionally, we received only $972 in proceeds from the sale of property ownership interests in connection with our joint venture with IPCC during the three months ended March 31, 2012, as compared to the receipt of $14,240 from the sale of property ownership interests during the three months ended March 31, 2011.  This decrease was due to the timing of the sale of property ownership interests during each period.  Partially offsetting this increase in cash used in investing activities was the return of capital invested in our unconsolidated joint ventures as financing was placed on certain of the investment properties during the three months ended March 31, 2012, as compared to investing additional cash in our unconsolidated joint ventures during the three months ended March 31, 2011.

Net cash provided by financing activities was $128,991 for the three months ended March 31, 2012, as compared to net cash used in financing activities of $6,964 for the three months ended March 31, 2011.  The primary reason for the increase in cash provided by financing activities was the receipt of $70,965 in loan proceeds and $15,000 in net proceeds from our unsecured credit line of credit facility during the three months ended March 31, 2012, as compared to $5,200 received during the three months ended March 31, 2011 in loan proceeds and a net repayment on our unsecured line of credit facility of $5,000.  Additionally, we received $58,808 from the issuance of preferred shares, net of offering costs during the three months ended March 31, 2012, as compared to $7,171 during the three months ended March 31, 2011.  Partially offsetting this increase in cash provided by financing activities was the payment of $13,700 in distributions, including amounts paid on our newly issued preferred securities during the three months ended March 31, 2012, as compared to $12,520 of distributions paid during the three months ended March 31, 2011.

Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2012 and 2011.  At March 31, 2012, we had ownership interests in 28 single-user retail properties, 62 Neighborhood Centers, 24 Community Centers, 35 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the same three month periods during each year, referred to herein as “same store” properties.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  Net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.

A total of 102 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 9.2 million square feet.  In the table below, “other investment properties” includes activity from properties acquired during the three months ended March 31, 2012 and the year ended December 31, 2011, one property in which we took over ownership control from our joint venture partner, properties contributed to our joint ventures and activity from properties owned through our joint venture with IPCC while they were consolidated.  Operations from properties acquired through this joint venture are recorded as consolidated income until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  The “same store” investment properties represent 91% of the square footage of our consolidated portfolio at March 31, 2012.  The following table presents the net operating income, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three months ended March 31, 2012 and 2011 along with reconciliation to net loss attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended March 31, 2012	Three months ended March 31, 2011
Rental income and tenant recoveries:
“Same store” investment properties, 102 properties
Rental income	$25,847	25,374
Tenant recovery income	9,661	11,548
Other property income	396	445
“Other investment properties”
Rental income	1,998	3,878
Tenant recovery income	564	2,223
Other property income	2	15
Total rental and additional rental income	$38,468	43,483

Property operating expenses:
“Same store” investment properties, 102 properties
Property operating expenses	$5,541	7,719
Real estate tax expense	7,028	7,566
“Other investment properties”
Property operating expenses	447	1,234
Real estate tax expense	269	1,256
Total property operating expenses	$13,285	17,775

Property net operating income
“Same store” investment properties	$23,335	22,082
“Other investment properties”	1,848	3,626
Total property net operating income	$25,183	25,708

Other income:
Straight-line rents	258	477
Amortization of lease intangibles	13	19
Other income	1,523	705
Fee income from unconsolidated joint ventures	1,038	1,163
Loss from change in control of investment property	—	(1,400)
Gain on sale of joint venture interest	52	313

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiaries	121	(121)
Bad debt expense	(1,178)	(1,159)
Depreciation and amortization	(15,334)	(12,351)
General and administrative expenses	(4,507)	(3,718)
Interest expense	(8,715)	(10,957)
Equity in earnings (loss) of unconsolidated ventures	32	(359)

Loss from continuing operations	(1,514)	(1,680)
Income from discontinued operations	8	345
Net loss	(1,506)	(1,335)

Less: Net income attributable to the noncontrolling interest	(3)	(36)
Net loss attributable to Inland Real Estate Corporation	(1,509)	(1,371)

Dividends on preferred shares	(1,255)	—

Net loss attributable to common stockholders	$(2,764)	(1,371)

On a “same store” basis, (comparing the results of operations of the investment properties owned during the three months ended March 31, 2012 with the results of the same investment properties during the three months ended March 31, 2011), property net operating income increased $1,253 with total rental and additional rental income decreasing $1,463 and total property operating expenses decreasing $2,716.

Net loss attributable to common stockholders increased $1,393 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Rental income increased $473 on a “same store” basis, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to the effect of income from leases signed in 2011 and the end of any associated abatement periods.  Total rental income decreased $1,407, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, reflecting a decrease in rental income from our “other investment properties.”  This decrease is primarily due to the contribution of properties to our joint venture with PGGM during 2011 and the three months ended March 31, 2012.  This decrease is partially offset by properties acquired during these same periods.

Tenant recovery income decreased $1,887 on a “same store” basis and $3,546 in total for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a decrease in the property operating expenses that are recoverable under tenant leases and real estate tax expenses which are ultimately passed through to tenants.

Property operating expenses decreased $2,178 on a “same store” basis and $2,965 in total for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due primarily to decreased snow removal costs.  Additionally, the decrease in total property operating expenses is a result of the contribution of properties to our joint venture with PGGM during 2011 and the three months ended March 31, 2012.

Real estate tax expense decreased $538 on a “same store” basis and $1,525 in total for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.  The change in real estate tax expense is a result of changes in the assessed values of our investment properties or the tax rates charged by the various taxing authorities.  Additionally, the decrease in total real estate tax expense is a result of the contribution of properties to our joint venture with PGGM during 2011 and the three months ended March 31, 2012.

Other income increased $818 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.  This increase is due to increased dividends received from and gains on sale of our investment securities portfolio during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.  Additionally, the increase in other income is due to the settlement of an outstanding obligation with a former seller.

Fee income from unconsolidated joint ventures decreased $125 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.  The decrease is due in most part to a decrease in acquisition fees earned on sales of interests through our IPCC joint venture.  This decrease was offset by increased management fees from our unconsolidated joint ventures due to an increased number of properties under management during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

During the three months ended March 31, 2011, we recorded a loss from change in control of investment properties of $1,400 related to Orchard Crossing, a property previously owned through our joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”).  Prior to the change in control, this property was unconsolidated and we accounted for it under the equity method of accounting.  No such change in control transactions occurred during the three months ended March 31, 2012.

Depreciation and amortization increased $2,983, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due to the write off of tenant improvement assets, as a result of early lease terminations and depreciation recorded on newly acquired investment properties.

General and administrative expenses increased $789 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.  The increase is primarily due to increased payroll and related items as a result of additional staff.  Additionally, the increase during the three months ended March 31, 2012 is due to additional costs expended for the acquisition of investment properties during the quarter, as compared to the costs incurred during the three months ended March 31, 2011.

Interest expense decreased $2,242 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.  The decrease is primarily due to a decrease of approximately $1,179 of interest expense and the related discount amortization that we eliminated by repurchasing our convertible notes during 2011.  Additionally, interest expense on our mortgages payable decreased $829 due in most part to the contribution of investment properties to our joint venture with PGGM during 2011 and the three months ended March 31, 2012.

Portfolio Activity

During the three months ended March 31, 2012, we executed seven new, 34 renewal and 12 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately 175,000 square feet of our consolidated portfolio.   The 7 new leases comprise approximately 18,000 square feet with an average rental rate of $14.64 per square foot, a 12.6% decrease over the average expiring rate.  The 34 renewal leases comprise approximately 86,000 square feet with an average rental rate of $16.40 per square foot, an 8.1% increase over the average expiring rate.  The 12 non-comparable leases comprise approximately 71,000 square feet with an average base rent of $8.69 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements.  For leases signed during the prior 12 months, the average leasing commission was approximately $5 per square foot, the average cost for tenant improvements was approximately $17 per square foot and the average period given for rent concessions was three to five months.

During the remainder of 2012, 123 leases, comprising approximately 309,000 square feet and accounting for approximately 4.1% of our annualized base rent, will be expiring in our consolidated portfolio.  None of the expiring leases is deemed to be material to our financial results.  The weighted average expiring rate on these leases is $16.34 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

Occupancy as of March 31, 2012, December 31, 2011, and March 31, 2011 for our consolidated, unconsolidated and total portfolios is summarized below:

Captive Insurance

We are a member of a limited liability company formed as an insurance association captive (the “Captive”), which is owned in equal proportions with three other REITs sponsored by an affiliate of The Inland Group, Inc. (“TIGI), Inland American Real Estate Trust, Inc., Retail Properties of America, Inc. (formerly known as Inland Western Retail Real Estate Trust, Inc.), Inland Diversified Real Estate Trust, Inc. and us.  The Captive is serviced by Inland Risk and Insurance Management, Inc., also an affiliate of TIGI.  This entity is considered a variable interest entity (“VIE”) and we are not considered the primary beneficiary.  This investment is accounted for using the equity method of accounting.

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

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Reference is made to Note 3, “Unconsolidated Joint Ventures” to the accompanying consolidated financial statements for a discussion of our unconsolidated joint ventures as of March 31, 2012, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Within the prevailing economic environment, a number of retailers have delayed new store openings until market conditions substantially improve.  In light of this marketplace reality, we have extended delivery dates for these projects and we will not have the ability to estimate the project completion dates until activity resumes.  As a result of the project delays, we have been required to record significant impairment losses related to these projects in prior years.  In conjunction with these impairment losses, we were required to write down our investment in certain projects to zero as we determined that it was not likely we would recover our invested capital from future cash flows of each project.  To provide clarity as to the current status of our development projects, we have divided them into two categories; active projects and land held for future development.

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

Non-GAAP Financial Measures

We consider FFO a widely accepted and appropriate measure of performance for a REIT. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities in which the REIT holds an interest, which NAREIT has further elaborated to exclude impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate. We have adopted the NAREIT definition for computing FFO. Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs in our peer group. Additionally, FFO is used in certain employment agreements to determine incentives payable by us to certain executives, based on our performance. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. The following table reflects our FFO for the periods presented, reconciled to net income (loss) attributable to common stockholders for these periods:

	Three months ended March 31, 2012	Three months ended March 31, 2011

Net loss attributable to common stockholders	$(2,764)	(1,371)
Gain on sale of investment properties	—	(197)
Loss from change in control of investment properties	—	1,400
Equity in depreciation and amortization of unconsolidated joint ventures	5,130	3,263
Amortization on in-place lease intangibles	1,983	1,452
Amortization on leasing commissions	575	337
Depreciation, net of noncontrolling interest	12,761	10,597

Funds From Operations attributable to common stockholders	$17,685	15,481

Net loss attributable to common stockholders per weighted average common share — basic and diluted	$(0.03)	(0.02)

Funds From Operations attributable to common stockholders, per weighted average commons share - basic and diluted	$0.20	0.18

Weighted average number of common shares outstanding, basic	88,906	87,858

Weighted average number of common shares outstanding, diluted	89,021	87,947

Distributions declared, common	$12,687	12,557
Distributions per common share	$0.14	0.14

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

	Three months ended March 31, 2012	Three months ended March 31, 2011

Net loss	$(1,506)	(1,335)
Net income attributable to noncontrolling interest	(3)	(36)
Gain on sale of property	—	(197)
Loss from change in control of investment property	—	1,400
Income tax (benefit) expense of taxable REIT subsidiary	(121)	121
Interest expense	8,715	10,957
Interest expense associated with unconsolidated joint ventures	2,637	2,024
Depreciation and amortization	15,334	12,351
Depreciation and amortization associated with discontinued operations	—	88
Depreciation and amortization associated with unconsolidated joint ventures	5,130	3,263

EBITDA	$30,186	28,636

Total Interest Expense	$11,352	12,981

EBITDA: Interest Expense Coverage Ratio	$2.7 x	2.2 x

Subsequent Events

Reference is made to Note 14, “Subsequent Events” to the accompanying consolidated financial statements for a discussion of our subsequent event disclosures, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  As of March 31, 2012, we have one interest rate swap contract, which was entered into as a requirement under a secured mortgage.

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

Reference is made to the Total Debt Maturity Schedule in Note 10, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of March 31, 2012, which is incorporated into this Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

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

At March 31, 2012, approximately $349,653, or 45%, of our debt has variable interest rates averaging 3.02%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 1.0% annualized increase in interest rates would have increased our interest expense by approximately $874 for the three months ended March 31, 2012.

Equity Price Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices is a result of our investment in securities.  At March 31, 2012, our investment in securities, classified as available for sale, totaled $10,998.  The carrying values of investments in securities subject to equity price risks are based on quoted market prices as of the date of the consolidated balance sheets.  Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  Fluctuation in the market price of a security may result from any number of factors including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments and general market conditions.  Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.  We do not engage in derivative or other hedging transactions to manage our equity price risk.

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

Based on management’s evaluation as of March 31, 2012, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

We are not party to, and none of our properties is subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

Not Applicable.

Item 6.        Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference:

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2	Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (2)

3.3	Certificate of Correction (3)

3.4	Articles Supplementary designating additional shares of the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (4)

3.5	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (5)

4.1	Specimen Stock Certificate (6)

4.2	Dividend Reinvestment Plan of the Registrant (7)

10.1

Purchase Agreement, dated February 28, 2012, by an among Inland Real Estate Corporation, on the one hand, and Wells Fargo Securities, LLC, as representative of the several Underwriters listed on Schedule A attached thereto, on the other hand, relating to the issuance and sale of up to 2,400,000 shares of the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share. (8)

10.2

Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 29, 2012, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent, and the Lenders. (9)

10.3

Fourth Amendment to Amended and Restated Term Loan Agreement, dated as of April 23, 2012, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent, and the Lenders. (10)

10.4	Employment Agreement between Inland Real Estate Corporation and Mark E. Zalatoris, effective as of January 1, 2012 (11)

10.5	Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2012 (12)

10.6	Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2012 (13)

10.7	Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2012 (14)

10.8	Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2012 (15)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed with the Securities and Exchange Commission on May 9, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (16)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed by the Registrant with the Securities and Exchange Commission on February 27, 2012 (file number 001-32185).

(2)

Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed by the Registrant with the Securities and Exchange Commission on February 27, 2012 (file number 001-32185).

(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Commission on March 2, 2012 (file number 001-32185).

(4)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Commission on March 2, 2012 (file number 001-32185).

(5)

Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K dated April 23, 2010, as filed by the Registrant with the Securities and Exchange Commission on April 23, 2010 (file number 001-32185).

(6)

Incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

(7)	Incorporated by reference to the Registrant’s Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 15, 2009 (file number 333-160582).

(8)

Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 2, 2012 (file number 001-32185).

(9)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 4, 2012 (file number 001-32185).

(10)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2012 (file number 001-32185).

(11)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2012 (file number 001-32185).

(12)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2012 (file number 001-32185).

(13)

Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2012 (file number 001-32185).

(14)

Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2012 (file number 001-32185).

(15)

Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2012 (file number 001-32185).

(16)

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

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris
President and Chief Executive Officer (principal executive officer)

Date:	May 9, 2012

/s/ BRETT A. BROWN

By:	Brett A. Brown
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date:	May 9, 2012

Exhibit Index

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2	Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (2)

3.3	Certificate of Correction (3)

3.4	Articles Supplementary designating additional shares of the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (4)

3.5	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (5)

4.1	Specimen Stock Certificate (6)

4.2	Dividend Reinvestment Plan of the Registrant (7)

10.1

Purchase Agreement, dated February 28, 2012, by an among Inland Real Estate Corporation, on the one hand, and Wells Fargo Securities, LLC, as representative of the several Underwriters listed on Schedule A attached thereto, on the other hand, relating to the issuance and sale of up to 2,400,000 shares of the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share. (8)

10.2

Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 29, 2012, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent, and the Lenders. (9)

10.3

Fourth Amendment to Amended and Restated Term Loan Agreement, dated as of April 23, 2012, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent, and the Lenders. (10)

10.4	Employment Agreement between Inland Real Estate Corporation and Mark E. Zalatoris, effective as of January 1, 2012 (11)

10.5	Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2012 (12)

10.6	Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2012 (13)

10.7	Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2012 (14)

10.8	Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2012 (15)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed with the Securities and Exchange Commission on May 9, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (16)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed by the Registrant with the Securities and Exchange Commission on February 27, 2012 (file number 001-32185).

(2)

Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed by the Registrant with the Securities and Exchange Commission on February 27, 2012 (file number 001-32185).

(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Commission on March 2, 2012 (file number 001-32185).

(4)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Commission on March 2, 2012 (file number 001-32185).

(5)

Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K dated April 23, 2010, as filed by the Registrant with the Securities and Exchange Commission on April 23, 2010 (file number 001-32185)

(6)

Incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

(7)	Incorporated by reference to the Registrant’s Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 15, 2009 (file number 333-160582).

(8)

Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 2, 2012 (file number 001-32185).

(9)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 4, 2012 (file number 001-32185)

(10)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2012 (file number 001-32185)

(11)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2012 (file number 001-32185).

(12)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2012 (file number 001-32185).

(13)

Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2012 (file number 001-32185).

(14)

Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2012 (file number 001-32185).

(15)

Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2012 (file number 001-32185).

(16)

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