Form 10-Q
period 2012-06-30
INLAND REAL ESTATE CORP
filed 2012-08-08
CIK 923284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 8, 2012, there were 89,220,686 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION

Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

(In thousands, except per share data)

	June 30, 2012 (unaudited)	December 31, 2011
Assets:
Investment properties:
Land	$329,110	314,384
Construction in progress	10,411	1,669
Building and improvements	1,001,158	950,421

	1,340,679	1,266,474
Less accumulated depreciation	321,778	323,839

Net investment properties	1,018,901	942,635

Cash and cash equivalents	12,729	7,751
Investment in securities	12,480	12,075
Accounts receivable, net	28,890	29,582
Mortgages receivable	9,511	515
Investment in and advances to unconsolidated joint ventures	117,180	101,670
Acquired lease intangibles, net	53,487	31,948
Deferred costs, net	17,482	18,760
Other assets	19,335	14,970

Total assets	$1,289,995	1,159,906

Liabilities:
Accounts payable and accrued expenses	$37,082	33,165
Acquired below market lease intangibles, net	22,645	11,147
Distributions payable	4,630	4,397
Mortgages payable	449,160	391,202
Unsecured credit facilities	300,000	280,000
Convertible notes	28,095	27,863
Other liabilities	23,368	21,719

Total liabilities	864,980	769,493

Stockholders’ Equity:
Preferred stock, $0.01 par value, 12,000 Shares authorized; 4,400 and 2,000 Series A shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	110,000	50,000
Common stock, $0.01 par value, 500,000 Shares authorized; 89,106 and 88,992 Shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	891	890
Additional paid-in capital (net of offering costs of $70,036 and $67,753 at June 30, 2012 and December 31, 2011, respectively)	782,957	783,211
Accumulated distributions in excess of net income	(458,424)	(435,201)
Accumulated comprehensive loss	(8,995)	(7,400)

Total stockholders’ equity	426,429	391,500

Noncontrolling interest	(1,414)	(1,087)

Total equity	425,015	390,413

Total liabilities and equity	$1,289,995	1,159,906

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Balance Sheets (continued)

June 30, 2012 and December 31, 2011

(In thousands, except per share data)

The following table presents certain assets and liabilities of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheet above as of June 30, 2012.  There were no consolidated VIE assets and liabilities as of December 31, 2011.  The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation.  Reference is made to footnote 3 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of the VIE assets and liabilities.

June 30, 2012 (unaudited)
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Investment properties:
Land	$14,428
Building and improvements	43,364

57,792
Less accumulated depreciation	423

Net investment properties	57,369

Accounts receivable, net	33
Acquired lease intangibles, net	10,448
Other assets	501

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$68,351

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Accounts payable and accrued expenses	$135
Acquired below market lease intangibles, net	3,187
Mortgages payable	35,402
Other liabilities	665

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$39,389

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Operations and Comprehensive Income

For the three and six months ended June 30, 2012 and 2011 (unaudited)

(In thousands except per share data)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Revenues:
Rental income	$29,357	30,401	57,350	59,857
Tenant recoveries	9,109	9,647	19,273	23,381
Other property income	900	493	1,297	954
Fee income from unconsolidated joint ventures	1,030	1,338	2,067	2,500
Total revenues	40,396	41,879	79,987	86,692

Expenses:
Property operating expenses	5,119	6,271	12,206	16,320
Real estate tax expense	7,470	7,770	14,686	16,553
Depreciation and amortization	13,827	12,771	29,066	25,014
Provision for asset impairment	479	5,223	479	5,223
General and administrative expenses	4,452	3,757	8,959	7,474
Total expenses	31,347	35,792	65,396	70,584

Operating income	9,049	6,087	14,591	16,108

Other income	942	1,055	2,464	1,761
Gain (loss) from change in control of investment properties	1,043	—	1,043	(1,400)
Gain on sale of joint venture interest	12	240	64	553
Interest expense	(9,323)	(11,042)	(18,038)	(21,946)
Income (loss) before income tax benefit of taxable REIT subsidiaries, equity in earnings (loss) of unconsolidated joint ventures and discontinued operations	1,723	(3,660)	124	(4,924)

Income tax benefit of taxable REIT subsidiaries	4,560	1,067	4,680	946
Equity in earnings (loss) of unconsolidated joint ventures	756	(7,975)	789	(8,334)
Income (loss) from continuing operations	7,039	(10,568)	5,593	(12,312)
Income (loss) from discontinued operations	28	280	(32)	689
Net income (loss)	7,067	(10,288)	5,561	(11,623)

Net (income) loss attributable to the noncontrolling interest	79	(30)	76	(66)
Net income (loss) attributable to Inland Real Estate Corporation	7,146	(10,318)	5,637	(11,689)

Dividends on preferred shares	(2,223)	—	(3,478)	—
Net income (loss) attributable to common stockholders	$4,923	(10,318)	2,159	(11,689)

Basic and diluted earnings attributable to common shares per weighted average common share:

Income (loss) from continuing operations	$0.06	(0.12)	0.02	(0.14)
Income (loss) from discontinued operations	—	—	—	0.01
Net income (loss) attributable to common stockholders per weighted average common share — basic and diluted	$0.06	(0.12)	0.02	(0.13)

Weighted average number of common shares outstanding — basic	88,962	88,656	88,934	88,259
Weighted average number of common shares outstanding — diluted	89,077	88,656	89,049	88,259

Comprehensive income:

Net income (loss) attributable to common stockholders	$4,923	(10,318)	2,159	(11,689)
Unrealized gain (loss) on investment securities	(139)	(178)	710	216
Reversal of unrealized gain to realized gain on investment securities	(448)	(779)	(1,038)	(1,162)
Unrealized loss on derivative instruments	(2,266)	(1,592)	(1,267)	(655)

Comprehensive income (loss)	$2,070	(12,867)	564	(13,290)

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Equity

For the six months ended June 30, 2012 (unaudited)

(Dollars in thousands, except per share data)

Six months ended June 30, 2012
Number of shares
Balance at beginning of period	88,992
Shares issued from DRP	113
Exercise of stock options	1
Balance at end of period	89,106

Preferred Stock
Balance at beginning of period	$50,000
Issuance of shares	60,000
Balance at end of period	110,000

Common Stock
Balance at beginning of period	890
Proceeds from DRP	1
Balance at end of period	891

Additional Paid-in capital
Balance at beginning of period	783,211
Proceeds from DRP	942
Deferred stock compensation	126
Amortization of debt issue costs	16
Exercise of stock options	7
Issuance of preferred shares	938
Offering costs	(2,283)
Balance at end of period	782,957

Accumulated distributions in excess of net income
Balance at beginning of period	(435,201)
Net income attributable to Inland Real Estate Corporation	5,637
Dividends on preferred shares	(3,478)
Distributions declared, common	(25,382)
Balance at end of period	(458,424)

Accumulated comprehensive loss
Balance at beginning of period	(7,400)
Unrealized gain on investment securities, net	710
Reversal of unrealized gain to realized gain on investment securities	(1,038)
Unrealized loss on derivative instruments	(1,267)
Balance at end of period	(8,995)

Noncontrolling interest
Balance at beginning of period	(1,087)
Net loss attributable to noncontrolling interest	(76)
Contributions to noncontrolling interest	50
Distributions to noncontrolling interest	(301)
Balance at end of period	(1,414)

Total equity	$425,015

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2012 and 2011 (unaudited)

(In thousands)

	Six months ended June 30,2012	Six months ended June 30, 2011
Cash flows from operating activities:
Net income (loss)	$5,561	(11,623)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset impairment	479	5,223
Depreciation and amortization	29,466	25,586
Amortization of deferred stock compensation	126	(231)
Amortization on acquired above/below market leases and lease inducements	(46)	(257)
Gain on sale of investment properties	—	(197)
Gain (loss) from change in control of investment properties	(1,043)	1,400
Realized gain on investment securities, net	(1,091)	(1,234)
Equity in (earnings) loss of unconsolidated ventures	(789)	8,334
Gain on sale of joint venture interest	(64)	(553)
Straight line rent	(510)	(846)
Amortization of loan fees	1,615	1,904
Amortization of convertible note discount	232	726
Distributions from unconsolidated joint ventures	71	680
Changes in assets and liabilities:
Restricted cash	886	1,157
Accounts receivable and other assets, net	(6,314)	(1,793)
Accounts payable and accrued expenses	4,067	(135)
Prepaid rents and other liabilities	(186)	(1,637)
Net cash provided by operating activities	32,460	26,504

Cash flows from investing activities:
Restricted cash	2,591	—
Proceeds from sale of interest in joint venture, net	2,289	28,334
Purchase of investment securities	(2,614)	(5,397)
Sale of investment securities	2,972	2,447
Purchase of investment properties	(168,603)	(99,756)
Additions to investment properties, net of accounts payable	(10,212)	(16,066)
Proceeds from sale of investment properties, net	15,385	2,124
Proceeds from change in control of investment properties	—	499
Distributions from unconsolidated joint ventures	22,545	3,577
Investment in unconsolidated joint ventures	(11,174)	(1,914)
Mortgages receivable	(8,996)	—
Leasing fees	(1,447)	(2,451)
Net cash used in investing activities	(157,264)	(88,603)

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows (continued)

For the six months ended June 30, 2012 and 2011 (unaudited)

(In thousands)

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash flows from financing activities:
Proceeds from the DRP	$942	1,272
Proceeds from exercise of options	7	9
Issuance of shares, net of offering costs	58,655	7,546
Purchase of noncontrolling interest, net	—	(710)
Loan proceeds	89,787	78,991
Payoff of debt	(9,388)	(34,542)
Proceeds from the unsecured line of credit facility	105,000	71,425
Repayments on the unsecured line of credit facility	(85,000)	(41,425)
Loan fees	(628)	(2,466)
Distributions paid	(28,627)	(25,164)
Distributions to noncontrolling interest partners	(301)	(307)
Contributions to noncontrolling interest	50	—
Margin loan payable	(715)	—
Other current liabilities	—	1,771
Net cash provided by financing activities	129,782	56,400

Net increase (decrease) in cash and cash equivalents	4,978	(5,699)

Cash and cash equivalents at beginning of period	7,751	13,566

Cash and cash equivalents at end of period	$12,729	7,867

Supplemental disclosure of cash flow information

Cash paid for interest, net of capitalized interest	$14,788	18,445

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

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

The consolidated results of the Company include the accounts of Inland Ryan LLC, Inland Ryan Cliff Lake LLC, IRC—IREX Venture, LLC, and IRC-IREX Venture II, LLC.  The Company has determined that the interests in these entities are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations and comprehensive income.

Recent Accounting Principles

The Financial Accounting Standards Board (“FASB”) issued ASU 2011-05 (“the ASU”) aimed at increasing the prominence of comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and comprehensive income.  The ASU eliminates the option to report comprehensive income and its components in the statement of changes in stockholder’s equity.  However, the ASU does not change the U.S. GAAP reporting requirements to report reclassification of items from comprehensive income to net income on the face of the financial statements.  The ASU requires retrospective application.  This guidance was required to be implemented by the Company beginning January 1, 2012.  The impact of the pronouncement did not have a significant impact on the Company’s consolidated financial statements as the Company has always disclosed the components of comprehensive income in a single statement along with net income.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

(2)           Investment Securities

At June 30, 2012 and December 31, 2011, investment in securities includes $11,480 and $11,075, respectively, of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value plus $1,000 in each period of preferred securities that are recorded at cost.  The Company determined that these securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized.  The Company has recorded a net unrealized gain of $668 and $996 on the accompanying consolidated balances sheets as of June 30, 2012 and December 31, 2011, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the three and six months ended June 30, 2012 resulted in gains on sale of $439 and $1,091, respectively, and during the three and six months ended June 30, 2011, these gains were $779 and $1,234, respectively.  These gains are included in other income in the accompanying consolidated statements of operations and comprehensive income.  Dividend income is recognized when received.

The Company evaluates its investments for impairment quarterly.  The Company’s policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary.  No impairment losses were required or recorded for the three and six months ended June 30, 2012 and 2011.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$391	(37)	2,761	(174)	3,152	(211)

Non-REIT Stock	$119	(121)	—	—	119	(121)

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

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at June 30, 2012	Investment in and advances to unconsolidated joint ventures at June 30, 2012	Investment in and advances to unconsolidated joint ventures at December 31, 2011

IN Retail Fund LLC (a)	50%	$15,775	18,304
Oak Property and Casualty	25%	1,481	1,464
TMK/Inland Aurora Venture LLC (b)	40%	2,400	2,320
PTI Boise LLC, PTI Westfield, LLC (c)	85%	11,277	11,100
INP Retail LP (d)	55%	81,915	67,715
IRC/IREX Venture II LLC (e)	(f)	4,332	767

Investment in and advances to unconsolidated joint ventures		$117,180	101,670

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

(a)         Joint venture with New York State Teachers Retirement System (“NYSTRS”)

(b)         The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)          Joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”)

(d)         Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(e)          Joint venture with Inland Private Capital Corporation (“IPCC”).  Investment in balance represents the Company’s share of the tenant in common (“TIC”) or Delaware Statutory Trust (“DST”) interests.

(f)           The Company’s profit/loss allocation percentage varies based on the ownership interest it holds in the entity that owns a particular property that is in the process of selling ownership interests to outside investors.

On June 7, 2010, the Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  In April 2012, the Company substantially completed the overall acquisition goals of this joint venture.  Pursuant to the joint venture agreement, the Company has contributed assets from its consolidated portfolio and PGGM has contributed their share of the equity of the properties contributed by the Company and equity for new acquisitions that were identified.  This joint venture agreement allowed for the acquisition of up to $270,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets.  The equity contributed by PGGM, related to properties contributed by the Company, was held in the joint venture and used as the Company’s equity contribution towards new acquisitions.  Under the terms of the agreement, PGGM’s potential equity contribution to the venture may total up to $130,000 and the Company’s maximum equity contribution may total up to $156,000, comprised of net asset contributions.  As of June 30, 2012, PGGM’s remaining commitment is approximately $3,336 and the Company’s is $1,009.  The table below presents investment property contributions to and acquisitions by the joint venture during the six months ended June 30, 2012 and the years ended December 31, 2011 and 2010.

Date	Property	City	State	Gross Value	PGGM’s Contributed Equity	Company’s Contributed Equity

04/13/12	Woodbury Commons (a)	Woodbury	MN	$10,300	$5,818	$7,111
04/11/12	Four Flaggs (b)	Niles	IL	33,690	10,439	12,759
02/29/12	Stone Creek Towne Center (a)	Cincinnati	OH	36,000	7,255	8,867
02/24/12	Silver Lake Village (a)	St. Anthony	MN	36,300	7,966	9,737
02/22/12	Riverdale Commons (b)	Coon Rapids	MN	31,970	10,189	12,453
12/15/11	Turfway Commons (a)	Florence	KY	12,980	2,605	3,185
12/07/11	Elston Plaza (a)	Chicago	IL	18,900	4,411	5,391
11/29/11	Brownstones Shopping Center (a)	Brookfield	WI	24,100	5,048	6,169
11/18/11	Woodfield Plaza (b)	Schaumburg	IL	26,966	6,863	8,388
11/15/11	Caton Crossing (b)	Plainfield	IL	12,269	2,089	2,553
11/09/11	Quarry Retail (b)	Minneapolis	MN	36,206	9,614	11,751
09/21/11	Champlin Marketplace (a)	Champlin	MN	12,950	2,789	3,409
09/19/11	Stuart’s Crossing (b)	St. Charles	IL	12,294	2,418	2,955
06/02/11	Village Ten Center (b)	Coon Rapids	MN	14,569	2,999	3,665
06/02/11	Red Top Plaza (a)	Libertyville	IL	19,762	4,497	5,484
03/08/11	The Shops of Plymouth (b)	Plymouth	MN	9,489	1,954	2,389
03/01/11	Byerly’s Burnsville (b)	Burnsville	MN	8,170	3,702	4,525
01/11/11	Joffco Square (a)	Chicago	IL	23,800	5,093	6,236
10/25/10	Diffley Marketplace (a)	Eagan	MN	11,861	3,424	4,185
08/31/10	The Point at Clark (a)	Chicago	IL	28,816	6,583	8,052
07/01/10	Cub Foods (b)	Arden Hills	MN	10,358	4,664	5,701
07/01/10	Shannon Square Shoppes (b)	Arden Hills	MN	5,465	2,498	3,053
07/01/10	Woodland Commons (b)	Buffalo Grove	IL	23,340	10,643	13,007
07/01/10	Mallard Crossing (b)	Elk Grove Village	IL	6,163	3,103	3,966

				$466,718	$126,664	$154,991

(a)                                 These properties were acquired by the joint venture.

(b)                                 These properties were contributed to the joint venture by the Company.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

As properties are contributed to the Company’s joint venture with PGGM, the net assets are removed from the consolidated financial statements.  The table below reflects those properties that became unconsolidated during the six months ended June 30, 2012 and 2011.

	June 30, 2012	June 30, 2011

Net investment properties	$(50,845)	(24,137)
Acquired lease intangibles, net	(149)	(606)
Deferred costs, net	(1,120)	(367)
Other assets	(1,675)	(695)
Mortgages payable	20,891	13,500
Acquired below market lease intangibles, net	—	294
Other liabilities	193	2
Net assets contributed	$(32,705)	(12,009)

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

In June 2012, the Company and NYSTRS entered into an amendment to their joint venture agreement dated as of October 8, 2004.  The amendment extends the joint venture for a ten-year term through June 30, 2022.  No other changes were made to the original joint venture agreement.

During the three months ended June 30, 2012, the Company, on behalf of the joint venture, negotiated with the lender of the North Aurora Town Center development properties to repay the mortgage payable, which matured in July 2011, at a discount.  The Company contributed $10,000 to repay the entire $30,537 outstanding mortgage, resulting in a gain on the extinguishment of debt in the amount of $20,537.  In conjunction with this debt repayment, the joint ventures previously established to develop these properties were dissolved and the development properties and remaining indebtedness were consolidated by the Company.  The Company valued these properties utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, including discount rates and capitalization rates applied to the expected future cash flows of the property.  The consolidation resulted in a gain to the Company of $1,043 for the three and six months ended June 30, 2012. The Company estimated the fair value of the remaining debt by discounting the future cash flows of the instrument at rates currently offered for similar debt instruments. The gain from the change in control transaction is reflected as gain (loss) from change in control of investment properties on the accompanying consolidated statements of operations and comprehensive income.

During the six months ended June 30, 2011, the Company took control of Orchard Crossing, a property previously held through its joint venture with Pine Tree.  The Company valued the property utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, including discount rates and capitalization rates applied to the expected future cash flows of the property. The consolidation resulted in a net loss to the Company of $1,400 for the six months ended June 30, 2011. The Company estimated the fair value of debt by discounting the future cash flows of the instrument at rates currently offered for similar debt instruments. The loss from the change in control transaction is reflected as gain (loss) from change in control of investment properties on the accompanying consolidated statements of operations and comprehensive income.

Prior to these change in control transactions, the Company accounted for its investment in these properties as equity method investees.

The change in control transactions of North Aurora Town Center and Orchard Crossing were accounted for as business combinations, which required the Company to record the assets and liabilities of each the property at their fair values, which were derived using Level 3 inputs.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

The following table summarizes the estimated fair values of the assets consolidated and liabilities assumed at the date of acquisition:

	North Aurora Town Center June 30, 2012	Orchard Crossing June 30, 2011

Investment properties	$7,515	19,800
Construction in progress	7,970
Other assets	74	299
Total assets acquired	15,559	20,099

Mortgages payable	4,300	14,800
Other liabilities	85	294

Net assets acquired	$11,174	5,005

The following table summarizes the investment in North Aurora Town Center and Orchard Crossing:

	North Aurora Town Center	Orchard Crossing
Investments in and advances to unconsolidated joint ventures prior to change in control transaction	$—	6,597
Investments in and advances to unconsolidated joint ventures activity	10,131	282
Gain (loss) from change in control of investment properties	1,043	(1,400)
Cash received	—	(499)
Closing credits	—	25
Net assets acquired	$11,174	5,005

In April 2009, Inland Exchange Venture Corporation (“IEVC”), a taxable REIT subsidiary (“TRS”) of the Company, entered into a limited liability company agreement with IPCC.  IPCC was formerly known as Inland Real Estate Exchange Corporation and is a wholly-owned subsidiary of The Inland Group, Inc. (“TIGI”).  The resulting joint venture was formed to continue the Company’s joint venture relationship with IPCC that began in 2006 and to provide replacement properties for investors wishing to complete a tax-deferred exchange through private placement offerings, using properties made available to the joint venture by IEVC.  These offerings are structured to sell TIC interests or DST interests, together the “ownership interests,” in the identified property.  IEVC coordinates the joint venture’s acquisition, property management and leasing functions, and earns fees for providing these services to the joint venture.  The Company will continue to earn property management and leasing fees on all properties acquired for this venture, including after all ownership interests have been sold to the investors.

The joint venture was determined to be a VIE under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any ownership interests, the joint venture owns 100% of the ownership interests in the property and controls the major decisions that affect the underlying property; and therefore upon initial acquisition, the joint venture consolidates the property.  At the time of first sale of an ownership interest, the joint venture no longer controls the underlying property as the activities and decisions that most significantly impact the property’s economic performance are now subject to joint control among the co-owners or lender; and therefore, at such time, the property is deconsolidated and accounted for under the equity method (unconsolidated).  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures until all ownership interests have been sold.  The table below reflects those properties that became unconsolidated during the six months ended June 30, 2012 and 2011, and therefore no longer represent the consolidated assets and liabilities of the VIE.

	June 30, 2012	June 30, 2011

Investment properties	$(10,629)	(38,107)
Acquired lease intangibles	(1,762)	(5,643)
Below market lease intangibles	691	—
Mortgages payable	5,850	24,062
Net change to investment in and advances to unconsolidated joint ventures	$(5,850)	(19,688)

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

During the six months ended June 30, 2012, the joint venture with IPCC acquired ten investment properties.  During the three and six months ended June 30, 2012 and 2011, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.  Additionally, in conjunction with the sales, the Company recorded gains of approximately $12 and $64 for the three and six months ended June 30, 2012, respectively, as compared to $240 and $553 for the three and six months ended June 30, 2011.  These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

The Company’s proportionate share of the earnings or losses related to its unconsolidated joint ventures is reflected as equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  Acquisition fees are earned on the IPCC joint venture properties as the interests are sold to the investors.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and comprehensive income.  During the three and six months ended June 30, 2012, the Company earned $1,030 and $2,067, respectively, in fee income from its unconsolidated joint ventures, as compared to $1,338 and $2,500 for the three and six months ended June 30, 2011, respectively.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company’s continuing involvement with these investment properties.  Differences between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture’s property assets.  During the three and six months ended June 30, 2012, the Company recorded $887 and $1,702 respectively, of amortization of this basis difference, as compared to $500 and $967 during the three and six months ended June 30, 2011, respectively.

The unconsolidated joint ventures had total outstanding debt in the amount of $422,192 (total debt, not the Company’s pro rata share) at June 30, 2012 that matures as follows:

Joint Venture Entity	2012 (a)	2013	2014	2015	2016	Thereafter	Total

IN Retail Fund LLC	$6,600	32,813	11,615	22,000	8,000	100,582	181,610
PTI Boise LLC (b)	2,700	—	—	—	—	—	2,700
PTI Westfield LLC (c)	7,150	—	—	—	—	—	7,150
TDC Inland Lakemoor LLC (d)	22,105	—	—	—	—	—	22,105
INP Retail LP	32,650	—	—	5,800	—	164,327	202,777
IRC/IREX Venture II LLC	—	—	—	—	—	5,850	5,850

Total unconsolidated joint venture debt	$71,205	32,813	11,615	27,800	8,000	270,759	422,192

(a)         The joint ventures will soon be in discussions with various lenders to extend or restructure this joint venture debt although there is no assurance that the Company, or its joint venture partners, will be able to restructure this debt on terms and conditions the Company find acceptable, if at all.

(b)         This loan matures in October 2012.  In September 2009, the Company purchased the mortgage from the lender at a discount and became a lender to the joint venture.

(c)          This loan matures in December 2012.  The Company has guaranteed approximately $1,000 of this outstanding loan.

(d)         This loan matures in October 2012.  The Company has guaranteed approximately $9,000 of this outstanding loan.

The Company has guaranteed approximately $10,000 of unconsolidated joint venture debt as of June 30, 2012. The guarantees on two mortgage loans are in effect for the entire term of the respective loan as set forth in the loan documents.  The Company is required to pay on a guarantee upon the default of any of the provisions in the respective loan documents, unless the default is otherwise waived.  The Company is required to estimate the fair value of these guarantees and, if material, record a corresponding liability.  The Company has determined that the fair value of such guarantees are immaterial as of June 30, 2012 and accordingly has not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at its fair value, which was derived using Level 3 inputs.  The total impairment loss is recorded at the joint venture level.  The Company’s pro rata share of the loss is included in equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.  No impairment adjustments were required or recorded during the three and six months ended June 30, 2012.  The following impairment losses were recorded at the joint venture entity level during the three and six months ended June 30, 2011:

Joint Venture Entity	Three months ended June 30, 2011		Six months ended June 30, 2011

NARE/Inland North Aurora I	$7,371		7,371
NARE/Inland North Aurora II	1,200		1,200
NARE/Inland North Aurora III	8,816		8,816

	$17,387	(a)	17,387	(a)

(a)                                 The Company’s pro rata share of this loss, equal to $7,824, is included in equity in loss of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.

Additionally, during the three and six months ended June 30, 2011, the Company determined that, based on the fair value of the related properties, the investments in certain development joint ventures were not recoverable.  Therefore, the following impairment losses were recorded to reflect the investments at fair value, which were derived using Level 3 inputs and are included in provision for asset impairment for the three and six months ended June 30, 2011 on the accompanying consolidated statements of operations and comprehensive income.

Joint Venture Entity	Three months ended June 30, 2011	Six months ended June 30, 2011

NARE/Inland North Aurora I	$382	382
NARE/Inland North Aurora II	1,535	1,535
NARE/Inland North Aurora III	3,306	3,306

	$5,223	5,223

Summarized financial information for the unconsolidated joint ventures is as follows:

Balance Sheet:	June 30, 2012	December 31, 2011

Assets:
Investment in real estate, net	$792,418	702,178
Other assets	78,062	92,271

Total assets	$870,480	794,449

Liabilities:
Mortgage payable	$422,192	394,481
Other liabilities	67,489	59,171

Total liabilities	489,681	453,652

Total equity	380,799	340,797

Total liabilities and equity	$870,480	794,449

Investment in and advances to unconsolidated joint ventures	$117,180	101,670

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

Statement of Operations:	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011

Total revenues	$26,300	16,718	50,139	33,561
Total expenses (a)	(27,105)	(35,420)	(52,772)	(52,973)

Loss from continuing operations	$(805)	(18,702)	(2,633)	(19,412)

Inland’s pro rata share of loss from continuing operations (b)	$756	(7,975)	789	(8,334)

(a)                                 Total expenses include impairment charges in the amount of $17,387 for the three and six months ended June 30, 2011.  No impairment charges were required or recorded during the three and six months ended June 30, 2012.

(b)                                 IRC’s pro rata share includes the amortization of certain basis differences and an elimination of IRC’s pro rata share of the management fee expense.

(4)           Acquisitions

Date Acquired	Property	City	State	GLA Sq. Ft.	Approximate Purchase Price

02/24/12	Woodbury Commons	Woodbury	MN	116,196	$10,300
03/06/12	Westgate	Fairview Park	OH	241,901	73,405
03/13/12	Mt. Pleasant Shopping Center	Mt. Pleasant	WI	83,334	21,320
03/16/12	Pick N Save	Sheboygan	WI	62,138	11,700
03/19/12	Walgreens/CVS Portfolio (a)	Various	NY, TX, VA	40,113	17,059
03/27/12	Walgreens/CVS Portfolio (b)	Various	KS, MO, UT, ID	55,465	23,711
04/18/12	Orland Park Place Outlots II	Orland Park	IL	22,966	8,750
06/13/12	Walgreens	Milwaukee	WI	13,905	3,025

	Total			636,018	$169,270

(a)         The portfolio includes two CVS and one Walgreens.

(b)         The portfolio includes one CVS and three Walgreens.

During the six months ended June 30, 2012, in connection with the Company’s growth initiative, the Company acquired the investment properties listed above, which were initially consolidated on the Company’s consolidated financial statements.  The Company acquired 100% of the voting rights of each property for an aggregate purchase price of $169,270.  Woodbury Commons was sold to the Company’s joint venture with PGGM in April 2012 and the Pick N Save property became unconsolidated during the three months ended June 30, 2012 as a result of sales of ownership interests to investors.

The following table presents certain additional information regarding the Company’s acquisitions during the six months ended June 30, 2012. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date were as follows:

Property	Land	Building and Improvements	Acquired Lease Intangibles	Other Assets	Acquired Below Market Lease Intangibles

Woodbury Commons	$4,866	2,774	3,044	—	384
Westgate	17,479	53,391	10,804	346	8,615
Mt. Pleasant Shopping Center	7,268	13,452	3,433	—	2,833
Pick N Save	1,309	9,320	1,762	—	691
Walgreens/CVS Portfolio (a)	3,902	9,894	3,263	—	—
Walgreens/CVS Portfolio (b)	2,873	17,864	3,047	—	73
Orland Park Place Outlots II	1,225	5,941	1,941	277	357
Walgreens	384	2,155	796	—	310

Total	$39,306	114,791	28,090	623	13,263

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at June 30, 2012 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Available for sale securities	$11,480	—	—

Total assets	$11,480	—	—

Derivative interest rate instruments liabilities (a)	$—	9,663	—
Variable rate debt (b)	—	—	363,178
Fixed rate debt (b)	—	—	429,190

Total liabilities	$—	9,663	792,368

	Fair value measurements at December 31, 2011 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$11,075	—	—

Total assets	$11,075	—	—

Derivative interest rate instruments liabilities (a)	$—	8,396	—
Variable rate debt (b)	—	—	317,737
Fixed rate debt (b)	—	—	380,456

Total liabilities	$—	8,396	698,193

(a)         The Company entered into this interest rate swap as a requirement under a mortgage loan closed in 2010.

(b)         The disclosure is included to provide information regarding the inputs used to determine the fair value of the outstanding debt, in accordance with existing accounting guidance and is not presented in the accompanying consolidated balance sheets at fair value.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders.  The Company has not elected the fair value option with respect to its debt.  The Company’s financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at June 30, 2012 and December 31, 2011.

(6)           Mortgages and Notes Receivable

In conjunction with the sale of Montgomery Plaza in Montgomery, Illinois, the Company gave a purchase money mortgage to the buyer in the amount of $515.  The buyer was required to pay interest only on a monthly basis at a rate of 6.0% per annum, as well as monthly payments for taxes and insurance.  The loan matured on May 1, 2012.  The Company received the entire balance of the mortgage receivable and accrued interest upon maturity.  During the three and six months ended June 30, 2012, the Company recorded $3 and $10, respectively, of interest income, as compared to $8 and $15 during the three and six months ended June 30, 2011, respectively.

In April 2012, the Company entered into a loan agreement with a developer of the Warsaw Commons Shopping Center in Warsaw, Indiana.  The loan provides construction financing to the developer to complete the development of 87,377 square feet of rentable space.  The loan accrues interest at a rate of 7.0% per annum and is added to the balance of the loan on a monthly basis.  The maximum loan amount under the agreement is $11,545.  The total outstanding balance, plus accrued interest is due upon the May 31, 2013 maturity date.  In conjunction with this loan agreement, the Company earned a fee of $115, equal to 1.0% of the maximum allowed under the loan. As of June 30, 2012, the outstanding balance on this note receivable was $5,542 and total interest income earned during the three and six months ended June 30, 2012 was $55.  Upon completion of the development, the Company has the obligation to acquire the property at a pre-determined price, expected to be approximately $13,000.

In May 2012, the Company, through its TRS, paid approximately $3,969 to acquire the notes on two properties which were in default.  The loans were acquired at a discount to the outstanding balance.  The TRS acquired for $1,800, the $3,720 note encumbering the Geneva Road Shopping Center, located in Winfield, Illinois and acquired for $2,169, the $4,500 note encumbering the Eola Commons Shopping Center located in Aurora, Illinois.  The TRS intends to obtain title to each of these properties through foreclosure proceedings and will then hold these properties for investment purposes or sell them to a third party at the fair market value at the time of the sale.

(7)           Transactions with Related Parties

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

Amounts paid to TIGI and/or its affiliates for services and office space provided to the Company are set forth below.

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011

Investment advisor	$26	24	44	40
Loan servicing	36	19	68	47
Property tax payment/reduction work	50	55	74	113
Computer services	224	175	402	375
Other service agreements	148	136	205	239
Broker commissions	153	74	362	161
Office rent and reimbursements	126	102	231	205

Total	$763	585	1,386	1,180

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

During the three and six months ended June 30, 2012, the Company paid a total of $32 and $292 respectively, in mortgage brokerage fees to Grubb & Ellis Company (“Grubb & Ellis”), as compared to $40 in each period during the three and six months ended June 30, 2011.  Thomas P. D’Arcy, one of the Company’s independent directors, served as the president, chief executive officer and a member of the board of directors of Grubb & Ellis until April 2012.  Mr. D’Arcy did not participate in these transactions and did not have a material interest in them.  Joel Simmons, one of the Company’s directors, had an indirect personal interest as a broker in these transactions.  Mr. Simmons served as an executive vice president of Grubb & Ellis until April 2012.  Currently, Mr. Simmons is the Executive Managing Director of BGC Partners, a global provider of real estate services.  The Company may pay mortgage brokerage fees to BGC Partners in the future.

(8)               Discontinued Operations

During the six months ended June 30, 2012 and 2011, the Company sold a total of three investment properties.  The following table summarizes the properties sold, date of sale, indebtedness repaid, if any, approximate sales proceeds (net of closing costs), gain on sale and whether the sale qualified as part of a tax deferred exchange.

Property Name	Date of Sale	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange	Provision for Asset Impairment

Schaumburg Golf Road Retail	February 14, 2011	2,090	197	No	—
Grand Traverse Crossings	June 7, 2012	1,018	—	No	123
Riverplace Center	June 15, 2012	4,067	—	No	356

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of June 30, 2012, there was one property classified as held for sale, 10th Street Center, located in Indianapolis, Indiana.

On the accompanying consolidated balance sheets at June 30, 2012 and December 31, 2011, the Company has recorded $2,122 and $260, respectively, of assets related to discontinued operations and $195 and $66, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three months ended June 30, 2012, the Company has recorded income from discontinued operations of $28, and for the six months ended June 30, 2012, the Company has recorded a loss from discontinued operations of $32.  The properties sold during the three and six months ended June 30, 2012 were sold at prices below their current carrying value and as a result, a provision for asset impairment totaling $479 was recorded during each period.  No gains on sale were recorded during the three and six months ended June 30, 2012.  Additionally, for the three and six months ended June 30, 2011, the Company has recorded income from discontinued operations of $280 and $689, respectively.  The six months ended June 30, 2011 includes a gain on sale of $197.  No gain on sale was recorded during the three months ended June 30, 2011.

(9)               Operating Leases

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $252 and $510 for the three and six months ended June 30, 2012, respectively and $366 and $846 for the three and six months ended June 30, 2011, respectively of rental income for the period of occupancy for which stepped rent increases apply and $20,143 and $19,633 in related accounts receivable as of June 30, 2012 and December 31, 2011, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

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

The Company had no uncertain tax positions as of June 30, 2012.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of June 30, 2012. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and  comprehensive income for the three and six months ended June 30, 2012 and 2011 or in the consolidated balance sheets as of June 30, 2012 and December 31, 2011. As of June 30, 2012, returns for the calendar years 2008 through 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

(11)  Secured and Unsecured Debt

Total Debt Maturity Schedule

The following table presents the principal amount of total debt maturing each year, including amortization of principal, based on debt outstanding at June 30, 2012:

	2012 (a)	2013 (a)		2014		2015	2016	Thereafter	Total	Fair Value (b)

Fixed rate debt	$24,869	3,721		163,485	(c) (d)	20,282	958	206,221	419,536	429,190
Weighted average interest rate	5.23%	—		5.27%		6.50%	—	5.28%	5.33%	—

Variable rate debt	$37,839 (e)	14,800	(f)	256,200	(g)	—	—	50,000 (h)	358,839	363,178
Weighted average interest rate	4.05%	3.25%		2.70%		—	—	3.50%	2.97%	—

(a)         Approximately $60,900 of the Company’s mortgages payable mature prior to July 2013.  Subsequent to the end of the quarter, the Company refinanced the $10,550 of debt maturing in August with a $10,550, 10-year mortgage with a 4.35% fixed rate. The Company will soon be in discussions with the lenders to refinance the remaining maturing debt or will use available cash and / or borrowings under its unsecured line of credit facility to repay this debt.

(b)         The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by its lenders (Level 3).

(c)          Included in the debt maturing in 2014 are the Company’s convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require the Company to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets at June 30, 2012 reflect the value of the notes including the remaining unamortized discount of $1,120.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

(d)         The Company has agreed through a guaranty and a separate indemnification agreement to be liable upon a default under the Algonquin Commons mortgage loan documents.  The maturing debt includes the Company’s total potential liability under the guaranty and the indemnity agreement, which is approximately $18,600.

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

(g)          Included in the debt maturing during 2014 are the Company’s unsecured line of credit facility and $150,000 term loan, totaling $250,000.  The Company pays interest only during the term of these facilities at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of June 30, 2012, the weighted average interest rate on outstanding draws on the line of credit facility was 2.75%, and the interest rate on the term loan was 2.75%.  These credit facilities require compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2012, the Company was in compliance with these financial covenants.

(h)         Included in the thereafter column is the Company’s $50,000 term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2012, the Company was in compliance with these financial covenants.

Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  Mortgage loans outstanding as of June 30, 2012 were $449,160 and had a weighted average interest rate of 5.11%.  Of this amount, $390,321 had fixed rates ranging from 4.70% to 6.50% and a weighted average fixed rate of 5.36% as of June 30, 2012.  The remaining $58,839 of mortgage debt represented variable rate loans with a weighted average interest rate of 3.48% as of June 30, 2012.  As of June 30, 2012, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through July 2022.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

On July 1, 2010, the Company entered into a loan modification agreement with the special servicer of the loan on one phase of the Algonquin Commons investment property.  The original loan required monthly payments of principal and interest.  The modification changed the monthly payments to interest only, for a period of two years, which expired June 1, 2012.  The purpose of the modification was to reduce the cash required to service the debt and redeploy the capital to partially fund the costs of new leases entered into during the past two years.  However, due to  ongoing vacancies and certain co-tenancy issues, which allowed certain tenants to reduce the monthly rents paid, the property is not generating sufficient cash flow to resume paying both principal and interest payments on the outstanding debt.  The total outstanding balance of the debt on both phases of the property is $90,200, of which $71,600 is non-recourse and approximately $18,600 has been guaranteed by the Company.

In an effort to trigger discussions with the special servicer, the Company ceased paying the monthly debt service on the loans for both phases. As a result, and as expected, the lender has issued a notice of default under the loan documents.  The Company is currently in discussions with the special servicer in an effort to resolve the issue.  The Company is hopeful the lender will agree to modify the current terms of the loan; however, if they do not, they have several non-exclusive options under the loan documents, including, but not limited to, declaring all or any portion of the debt immediately due and payable, initiating foreclosure proceedings or suing the borrower under the loan documents.  If the borrower is sued or the parties otherwise fail to reach an agreement, the Company’s obligation under its aforementioned guarantee would likely be triggered.  The Company has not concluded its discussions with the special servicer and therefore, cannot estimate what the impact to the consolidated financial statements would be if a final agreement is reached. If the Company does not come to an agreement with the special servicer to modify the loan documents, and the Company is required to fulfill its obligations under its partial guarantee of the loan, fulfilling those guarantee obligations could have a material adverse effect on the Company’s results of operations for the period and the year in which the payment would be made.

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

June 30, 2012 (unaudited)

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

The Company currently has one interest rate swap outstanding that is used to hedge the variable cash flows associated with its variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.  The Company has entered into one interest rate swap contract as a requirement under a secured mortgage and the hedging relationship is considered to be perfectly effective as of June 30, 2012.

Amounts reported in comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $2,016 will be reclassified from comprehensive income (expense) as an increase to interest expense over the next twelve months.

As of June 30, 2012 and December 31, 2011, the Company had the following outstanding interest rate derivative that is designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional

Interest Rate Swap	$60,000

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of June 30, 2012 and December 31, 2011.

	Liability Derivatives As of June 30, 2012		Liability Derivatives As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$9,663	Other liabilities	$8,396

The table below presents the effect of the Company’s derivative financial instruments on comprehensive income for the three and six months ended June 30, 2012 and 2011.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011

Amount of loss recognized in comprehensive income on derivative, net	$(2,780)	(2,109)	(2,290)	(1,677)
Amount of loss reclassified from accumulated comprehensive income into interest expense	514	517	1,023	1,022

Unrealized loss on derivative	$(2,266)	(1,592)	(1,267)	(655)

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

As of June 30, 2012, the fair value of derivatives in a liability position related to this agreement was $9,663. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of $10,686.

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

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the Credit Agreements.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of June 30, 2012 and December 31, 2011, the outstanding balance on the line of credit facility was $100,000 and $80,000, respectively.  As of June 30, 2012, the Company had up to $50,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

Convertible Notes

In August 2010, the Company issued $29,215 in face value of 5.0% convertible senior notes due 2029 (the “Notes”), all of which remained outstanding at June 30, 2012.

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

Holders of the Notes may convert their Notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2029, but prior to the close of business on the second business day immediately preceding November 15, 2029, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of Notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of June 30, 2012, for each $1 principal amount of Notes was 102.8807 shares of the Company’s common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $9.72 per share of common stock.

At June 30, 2012 and December 31, 2011, the Company has recorded $183, in each period respectively of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance.  The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The following table sets forth the net carrying values of the debt and equity components included in the consolidated balance sheets at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011

Equity Component (a)	$9,337	9,321

Debt Component	$29,215	29,215
Unamortized Discount (b)	(1,120)	(1,352)

Net Carrying Value	$28,095	27,863

(a)         The equity component is net of unamortized equity issuance costs of $75 and $91 at June 30, 2012 and December 31, 2011, respectively.

(b)         The unamortized discount will be amortized into interest expense on a monthly basis through November 2014.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

Total interest expense related to the convertible notes for the three and six months ended June 30, 2012 and 2011 was calculated as follows:

	Three months ended June 30, 2012		Three months ended June 30, 2011		Six months ended June 30, 2012		Six months ended June 30, 2011

Interest expense at coupon rate	$368		1,299		736		2,598
Discount amortization	116		363		232		726

Total interest expense	$484	(a)	1,662	(b)	968	(a)	3,324	(b)

(a)         The effective interest rate of these convertible notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in August 2010.

(b)         Included in the three and six months ended June 30, 2011 are the notes previously issued in 2006 with an effective interest rate of 5.875%, the rate at which a similar instrument without the conversion feature could have been obtained in November 2006.  These notes were paid in full during the year ended December 31, 2011.

(12)         Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of June 30, 2012 and December 31, 2011, options to purchase 83 and 77 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.

As of June 30, 2012, 192 shares of common stock issued pursuant to employment agreements were outstanding, of which 99 have vested.  Additionally, the Company issued 69 shares pursuant to employment incentives of which 42 have vested and six have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS unless the effect would be immaterial or anti-dilutive.

The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three months ended June 30, 2012		Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011

Numerator:
Income (loss) from continuing operations	$7,039		(10,568)	5,593	(12,312)
Income (loss) from discontinued operations	28		280	(32)	689
Net income (loss)	7,067		(10,288)	5,561	(11,623)
Net (income) loss attributable to the noncontrolling interest	79		(30)	76	(66)
Net income (loss) attributable to Inland Real Estate Corporation	7,146		(10,318)	5,637	(11,689)
Dividends on preferred shares	(2,223)		—	(3,478)	—
Net income (loss) attributable to common stockholders	$4,923		(10,318)	2,159	(11,689)

Denominator:
Denominator for net income (loss) per common share — basic:
Weighted average number of common shares outstanding	88,962		88,656	88,934	88,259
Effect of dilutive securities:
Unvested restricted shares	115	(a)	— (b)	115 (a)	— (b)
Denominator for net income (loss) per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	89,077		88,656	89,049	88,259

(a)         Unvested restricted shares of common stock have a dilutive impact, although it is not material to the periods presented.

(b)         Unvested restricted shares of common stock, the effect of which would be anti-dilutive, were 140 for the three and six months ended June 30, 2011.  These shares were not included in the computation of diluted EPS because a loss from continuing operations was reported.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

In November 2009, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell shares of its common stock having an aggregate offering amount of up to $100 million from time to time through BMO, acting as sales agent.  Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions (if the Company and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with BMO in this report on Form 10-Q as its ATM issuance program.  As of June 30, 2012, the Company has issued an aggregate of approximately 3,816 shares of its common stock pursuant to the ATM issuance program, since inception.  The Company received net proceeds of approximately $31,691 from the issuance of these shares, which reflects approximately $32,504 in gross proceeds, offset by approximately $813 in commissions and fees.  The Company may use the proceeds for general corporate purposes, which may include repayment of mortgage indebtedness secured by its properties, acquiring real property through wholly-owned subsidiaries or through the Company’s investment in one or more joint venture entities or repaying amounts outstanding on the unsecured line of credit facility, among other things.  As of June 30, 2012, approximately $67,496 remains available for sale under this issuance program.

In February 2012, the Company issued 2,400 shares of 8.125% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at a public offering price of $25.3906 per share, for net proceeds of approximately $59,000, after deducting the underwriting discount but before expenses.  The Company used the net proceeds of the offering to purchase additional investment properties to be owned by the Company and its unconsolidated joint ventures. As of June 30, 2012, the Company had no cumulative preferred stock dividends in arrears.

The Series A Preferred Stock rank senior to the common shares of beneficial interest with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common stock unless it has also paid (or set aside for payment) the full cumulative distributions on the Series A Preferred Stock for the current and all past dividend periods. The outstanding Series A Preferred Stock does not have any maturity date, and is not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Series A Preferred Stock is the offering costs. In addition, the Company is not required to set aside funds to redeem the Series A Preferred Stock. The Company may not optionally redeem the Series A Preferred Stock prior to October 6, 2016, except in limited circumstances relating to the Company’s continuing qualifications as a REIT or as discussed below. After that date, the Company may, at its option, redeem the Series A Preferred Stock, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. In addition, upon the occurrence of a change of control (as defined in the Company’s charter), the result of which the Company’s common stock and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE Amex Equities or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Series A Preferred Stock in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions to and including the date of redemption. If the Company does not exercise its right to redeem the Series A Preferred Stock upon a change of control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares into a number of the Company’s shares of common stock based on a defined formula subject to a cap of 27,600 shares of common stock.

(13)             Segment Reporting

Guidance regarding the disclosures about segments of an enterprise and related information requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise.  The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Florida, Idaho, Illinois, Indiana, Kansas, Kentucky, Minnesota, Missouri, Nebraska, New York, Ohio, Tennessee, Texas, Utah, Virginia and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

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

(15)             Subsequent Events

On July 16, 2012, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its Series A Preffered Stock to stockholders of record at the close of business on July 2, 2012.

On July 16, 2012, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its Series A Preffered Stock.  This distribution is payable on August 15, 2012 to the stockholders of record at the close of business on August 1, 2012

On July 17, 2012, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on July 2, 2012.

On July 17, 2012, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on August 17, 2012 to the stockholders of record at the close of business on July 31, 2012.

On August 1, 2012, the Company sold the Walgreen’s property located in Jennings, Missouri to an unaffiliated third party for $2,250.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q (including documents incorporated herein by reference) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that do not reflect historical facts and instead reflect our management’s intentions, beliefs, expectations, plans or predictions of the future.  Forward-looking statements can often be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Examples of forward-looking statements include, but are not limited to, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to our financial performance, investment strategy or our portfolio, our ability to address debt maturities, our cash flows, our growth prospects, the value of our assets, our joint venture commitments and the amount and timing of anticipated future cash distributions. Forward-looking statements reflect the intent, belief or expectations of our management based on their knowledge and understanding of the business and industry and their assumptions, beliefs and expectations with respect to the market for commercial real estate, the U.S. economy and other future conditions. These statements are not guarantees of future performance, and investors should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A”Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2012 as they may be revised or supplemented by us in subsequent Reports on Form 10-Q and other filings with the SEC.  Among such risks, uncertainties and other factors are market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including dislocations and liquidity disruptions in the credit markets; the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; competition for real estate assets and tenants; impairment charges; the availability of cash flow from operating activities for distributions and capital expenditures; our ability to refinance maturing debt or to obtain new financing on attractive terms; future increases in interest rates; actions or failures by our joint venture partners, including development partners; and factors that could affect our ability to qualify as a real estate investment trust. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

In this report, all references to “we,” “our” and “us” refer collectively to Inland Real Estate Corporation and its consolidated subsidiaries.   All amounts in this Form 10-Q are stated in thousands with the exception of per share amounts, per square foot amounts, number of properties, and number of leases.

Executive Summary

We are a self-managed, publicly traded real estate investment trust (“REIT”) that owns and operates neighborhood, community, power and single tenant retail centers.  We also may construct or develop properties or render services in connection with construction or development. Our investment properties are typically anchored by grocery, drug or discount stores, which provide everyday goods and services to consumers, rather than stores that sell discretionary items.  We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  As of June 30, 2012, no single tenant accounted for more than approximately 7.5% of annual base rent in our total portfolio.

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

During the recent economic downturn, our financial results were negatively impacted by increased vacancies, increased time to re-lease vacant spaces and reduced recovery income resulting from the decreased occupancy and therefore, a lower rate of recovery and lower rental rates on newly signed leases.  As the real estate market and our occupancy has begun to improve, we have experienced an increase in recovery income as a result of higher rates of recovery, which we expect to continue as we work to fill remaining vacancies and restore our occupancy to our historical, pre-recession, mid-90 percent levels.  Total recovery income decreased during the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011 due to lower expenses.  However, the total recovery rate has increased during recent periods.  We have also begun to experience an increase in market rental rates.  Releasing vacant space has costs, including leasing commissions and tenant improvement allowances, which have the effect of reducing cash flow at the beginning of a new lease.  Additionally, many leases contain tenant concessions, which delay the recognition of rental income during the abatement period.  During the three and six months ended June 30, 2012, we recorded $998 and $2,530, respectively of tenant concessions and during the three and six months ended June 30, 2011, these amounts were $1,667 and $3,072, respectively.

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

As of June 30, 2012, we owned interests in 149 investment properties, including 38 properties that we owned indirectly through our unconsolidated joint ventures but not including our development joint venture properties, as the latter had not reached what we believe to be a stabilized occupancy rate.

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

Our focus for 2012 is to continue to grow assets under management through our joint ventures.  In April 2012, we substantially completed the overall acquisition goals of our joint venture with PGGM and we formalized a 10-year extension of our joint venture agreement with NYSTRS.  Finally, we look to continue to acquire properties through our joint venture with IPCC to provide additional acquisition fee income as well as ongoing management fee income.  We will continue to explore opportunities to grow our assets under management including the possibility of increasing the size of existing joint ventures or exploring the opportunity to form new joint ventures.

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

Acquisitions and Dispositions

The table below presents investment property acquisitions during the six months ended June 30, 2012 and the year ended December 31, 2011.

Date	Property	City	State		GLA Sq.Ft.	Purchase Price	Cap Rate (a)	Financial Occupancy at time of Acquisition

06/13/12	Walgreens (b)	Milwaukee	WI		13,905	$3,025	7.65%	100%
04/18/12	Orland Park Place Outlots II	Orland Park	IL		22,966	8,750	7.40%	100%
03/27/12	CVS/Walgreens Portfolio (b) (c)	(c)		(c)	55,465	23,711	6.50%	100%
03/19/12	CVS/Walgreens Portfolio (b) (d)	(d)		(d)	40,113	17,059	6.50%	100%
03/16/12	Pick N Save (b)	Sheboygan	WI		62,138	11,700	7.44%	100%
03/13/12	Mt. Pleasant Shopping Center (b) (e)	Mt. Pleasant	WI		83,334	21,320	7.20%	98%
03/06/12	Westgate Shopping Center (f)	Fairview Park	OH		241,901	73,405	7.60%	86%
02/29/12	Stone Creek Towne Center (g) (h)	Cincinnati	OH		142,824	36,000	8.00%	97%
02/24/12	Woodbury Commons (i) (j)	Woodbury	MN		116,196	10,300	6.50%	66%
02/24/12	Silver Lake Village (g) (k)	St. Anthony	MN		159,303	36,300	6.90%	87%
12/15/11	Turfway Commons (g)	Florence	KY		105,471	12,980	8.37%	95%
12/07/11	Elston Plaza (g)	Chicago	IL		88,218	18,900	6.75%	90%
11/29/11	Brownstones Shopping Center(g)	Brookfield	WI		137,821	24,100	7.00%	96%
11/01/11	Bradley Commons	Bradley	IL		174,782	25,820	7.45%	93%
09/21/11	Champlin Marketplace (g)	Champlin	MN		88,577	13,200	6.40%	89%
06/14/11	Walgreens Portfolio (b) (l)	(l)		(l)	85,920	32,027	(l)	100%
06/02/11	Red Top Plaza (g)	Libertyville	IL		151,840	19,762	7.39%	81%
04/13/11	Triple Net Leased Portfolio (b) (m)	(m)		(m)	107,962	46,931	(m)	100%
03/24/11	Mariano’s Fresh Market (b)	Arlington Heights	IL		66,393	20,800	7.41%	100%
01/11/11	Joffco Square (g)	Chicago	IL		95,204	23,800	7.15%	83%

					2,040,333	$479,890

(a)                                   The Cap Rate disclosed is as of the time of acquisition and is calculated by dividing the forecasted net operating income (“NOI”) by the purchase price.  Forecasted NOI is defined as forecasted net income for the twelve months following the acquisition of the property, calculated in accordance with U.S. GAAP, excluding straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense, less a vacancy factor to allow for potential tenant move-outs or defaults.

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

(i)                                     This property was sold to our joint venture with PGGM on April 13, 2012.

(j)                                     The purchase price of this property includes approximately 6,200 square feet subject to a ground lease.  Ground lease square footage is not included in our GLA.

(k)                                  The purchase price of this property includes approximately 154,000 square feet subject to ground leases.  Ground lease square footage is not included in our GLA.

(l)                                     This portfolio includes six Walgreens stores, located in Normal, Illinois’ Spokane, Washington; Villa Rica, Georgia; Waynesburg, Pennsylvania; Somerset, Massachusetts and Gallup, New Mexico.  The cap rates for the various properties ranged from 7.10% to 7.22%.

(m)                               This portfolio includes 16 properties, triple net leased to various tenants.  These properties are located in Portland, Oregon; Apopka, Florida; Crestview, Florida; San Antonio, Texas; Lawrenceville, Georgia; Brandon, Florida; Columbia, South Carolina; Lewisville, Texas; Houston, Texas; St. Louis, Missouri; Monroe, North Carolina; Milwaukee, Wisconsin; Fort Worth, Texas; Eagan, Minnesota; Port St. Lucie, Florida and San Antonio, Texas.  The purchase price includes a 4,700 square foot ground lease with Bank of America and a 5,300 square foot ground lease with Capital One.  Ground lease square footage is not included in our GLA.  The cap rates for the various properties ranged from 6.00% to 7.95%.

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the six months ended June 30, 2012 and the year ended December 31, 2011.

Date	Property	City	State		GLA Sq. Ft.	Sale Price	Gain (Loss) on Sale

06/15/12	Riverplace Center	Noblesville	IN		74,414	$4,450	(356)
06/07/12	Grand Traverse Crossings	Traverse City	MI		21,337	1,150	—
02/29/12	Walgreens Portfolio (a) (b)	(b)		(b)	85,920	36,272	—
11/30/11	Triple Net Leased Portfolio (a) (c)	(c)		(c)	107,962	53,718	—
10/28/11	Orland Park Retail	Orland Park	IL		8,500	975	59
10/07/11	Rose Plaza East and West	Naperville	IL		25,993	5,050	895
08/18/11	Park Center Plaza (partial)	Tinley Park	IL		61,000	3,000	358
07/21/11	Mariano’s Fresh Market (a)	Arlington Heights	IL		66,393	23,430	—
07/21/11	National Retail Portfolio (a) (d)	(d)		(d)	108,855	40,313
05/25/11	University of Phoenix (a)	Meridian	ID		36,773	10,698	—
02/14/11	Schaumburg Golf Road Retail	Schaumburg	IL		9,988	2,150	197

					607,135	$181,206	$1,153

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

Liquidity and Capital Resources

Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at June 30, 2012 and December 31, 2011 were $12,729 and $7,751, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during the six months ended June 30, 2012 and 2011.

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

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, earnings we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of June 30, 2012, we were in compliance with all financial covenants applicable to us.  We had up to $50,000 available under our $150,000 line of credit facility and an additional $100,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the other borrowings under the line of credit facility.  The lending group is not obligated to approve access to the additional funds.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for interest expense on our debt obligations, for purchasing additional investment properties and capital commitments at existing investment properties, to meet joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

In November 2009, we entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell up to $100 million of our common stock from time to time through BMO, acting as sales agent.  Offers and sales of shares of our common stock may be made in privately negotiated transactions (if we and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  We have referred to the arrangement with BMO in this report on Form 10-Q as our ATM issuance program.  As of June 30, 2012, we have issued an aggregate of approximately 3,816 shares of our common stock pursuant to the ATM issuance program, since inception.  We received net proceeds of approximately $31,691 from the issuance of these shares, comprised of approximately $32,504 in gross proceeds, offset by approximately $813 in commissions and fees.  We may use the proceeds for general corporate purposes, which may include repayment of mortgage indebtedness secured by our properties, acquiring real property through wholly-owned subsidiaries or through our investment in one or more joint venture entities or repaying amounts outstanding on our unsecured line of credit facility, among other things.  As of June 30, 2012, shares representing approximately $67,496 remain available for sale under this issuance program, which expires in November 2012.

In April 2012, we entered into a loan agreement with a developer of the Warsaw Commons Shopping Center in Warsaw, Indiana.  The loan provides construction financing to the developer to complete the development of 87,377 square feet of rentable space.  The loan accrues interest at a rate of 7.0% per annum and is added to the balance of the loan on a monthly basis.  The maximum loan amount under the agreement is $11,545.  The total outstanding balance, plus accrued interest is due upon the May 31, 2013 maturity date.  In conjunction with this loan agreement, we earned a fee of $115, equal to 1.0% of the maximum allowed under the loan. As of June 30, 2012, the outstanding balance on this note receivable was $5,542 and total income earned during the three and six months ended June 30, 2012 was $55.  Upon completion of the development, we have the obligation to acquire the property at a pre-determined price, expected to be approximately $13,000.

We also own marketable securities of other entities, including REITs.  These investments are generally liquid and could be sold to generate liquidity.  These investments in available-for-sale securities totaled $12,480 at June 30, 2012, consisting of preferred and common stock investments.  At June 30, 2012, we had recorded an accumulated net unrealized gain of $668 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the three and six months ended June 30, 2012, we realized gains on sale of $439 and $1,091, respectively, as compared to $779 and $1,234 during the three and six months ended June 30, 2011,  respectively.

As of June 30, 2012, we owned interests in 149 investment properties, including 38 properties owned through our unconsolidated joint ventures, but not including our development joint venture properties.  In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements and current distributions.  Monthly debt service requirements are primarily interest although certain of our secured mortgages require monthly principal amortization.

Reference is made to the Total Debt Maturity Schedule in Note 11, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of June 30, 2012, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Approximately $60,900 of consolidated debt matures prior to the end of 2012.   Subsequent to the end of the quarter, we refinanced the $10,550 of debt maturing in August with a $10,550, 10-year mortgage with a 4.35% fixed rate.  We will soon be in discussions with the lenders to refinance the remaining maturing debt or will use available cash and / or borrowings under our unsecured line of credit facility to repay this debt.

On July 1, 2010, we entered into a loan modification agreement with the special servicer of the loan on one phase of the Algonquin Commons investment property.  The original loan required monthly payments of principal and interest.  The modification changed the monthly payments to interest only, for a period of two years, which expired June 1, 2012.  The purpose of the modification was to reduce the cash required to service the debt and redeploy the capital to partially fund the costs of new leases entered into during the past two years.  However, due to ongoing vacancies and certain co-tenancy issues, which allowed certain tenants to reduce the monthly rents paid, the property is not generating sufficient cash flow to resume paying both principal and interest payments on the outstanding debt.  The total outstanding balance of the debt on both phases of the property is $90,200, of which $71,600 is non-recourse and approximately $18,600 has been guaranteed by us.

In an effort to trigger discussions with the special servicer, we ceased paying the monthly debt service on the loans for both phases. As a result, and as expected, the lender has issued a notice of default under the loan documents.  We are currently in discussions with the special servicer in an effort to resolve the issue.  We are hopeful the lender will agree to modify the current terms of the loan; however, if they do not, they have several non-exclusive options under the loan documents, including, but not limited to, declaring all or any portion of the debt immediately due and payable, initiating foreclosure proceedings or suing the borrower under the loan documents.  If the borrower is sued or the parties otherwise fail to reach an agreement, our obligation under our aforementioned guarantee would likely be triggered.  We have not concluded our discussions with the special servicer and therefore, cannot estimate what the impact to the consolidated financial statements would be if a final agreement is reached. If we do not come to an agreement with the special servicer to modify the loan documents, and we are required to fulfill our obligations under our partial guarantee of the loan, fulfilling those guarantee obligations could have a material adverse effect on our results of operations for the period and the year in which the payment would be made.

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2012 and 2011:

	2012	2011

Net cash provided by operating activities	$32,460	26,504

Net cash used in investing activities	$(157,264)	(88,603)

Net cash provided by financing activities	$129,782	56,400

2012 Compared to 2011

Net cash provided by operating activities was $32, 460 for the six months ended June 30, 2012, as compared to $26,504 for the six months ended June 30, 2011.  The increase in cash provided by operating activities was due primarily to an increase in cash from property operations.  See our discussion of results of operations for an explanation related to property operations.

Net cash used in investing activities was $157,264 for the six months ended June 30, 2012, as compared to $88,603 for the six months ended June 30, 2011.  The primary reason for the increase in cash used in investing activities was the use of $168,603 to purchase investment properties and $10,212 in additions to investment properties during the six months ended June 30, 2012, as compared to the use of $99,756 to purchase investment properties and $16,066 in additions to investment properties during the six months ended June 30, 2011.  Additionally, we used net cash of $8,996 to fund a construction loan and to purchase notes encumbered by operating properties at a discount and we received only $2,289 in proceeds from the sale of property ownership interest in connection with our joint venture with IPCC during the six months ended June 30, 2012, as compared to the receipt of $28,334 from the sale of property ownership interests during the six months ended June 30, 2011.  This decrease was due to the timing of the sale of property ownership interests during each period.  Partially offsetting this increase in cash used in investing activities was the return of capital invested in our unconsolidated joint ventures as financing was placed on certain of the investment properties during the six months ended June 30, 2012 and the receipt of $15,385 of sales proceeds from the sale of investment properties during the six months ended June 30, 2012, as compared to $2,124 during the six months ended June 30, 2011.

Net cash provided by financing activities was $129,782 for the six months ended June 30, 2012, as compared to $56,400 during the six months ended June 30, 2011.  The primary reason for the increase in cash received from financing activities was the receipt of $58,655 from the issuance of preferred shares, net of offering costs, during the six months ended June 30, 2012, as compared to $7,546 from the issuance of common shares during the six months ended June 30, 2011.  Additionally, we used only $9,388 to repay mortgage debt during the six months ended June 30, 2012, as compared to $34,542 during the six months ended June 30, 2011.

Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2012 and 2011, respectively.  At June 30, 2012, we had ownership interests in 28 single-user retail properties, 61 Neighborhood Centers, 23 Community Centers, 36 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the same three and six month periods during each year, referred to herein as “same store” properties.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  Net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.

A total of 97 of our investment properties were “same store” properties during the periods presented in this report.  These properties comprise approximately 8.7 million square feet.  In the table below, “other investment properties” consists of net operating income generated by properties acquired during the six months ended June 30, 2012 and the year ended December 31, 2011, one property in which we took over ownership control from our joint venture partner, one property held for sale, properties contributed to our joint ventures and activity from properties owned through our joint venture with IPCC while they were consolidated.   Operations from properties acquired through the joint venture with IPCC are recorded as consolidated income until those properties become unconsolidated with the first sale of ownership interest to investors by the joint venture.  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  The “same store” investment properties represent 91% of the square footage of our consolidated portfolio at June 30, 2012.  The following table presents the net operating income, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three and six months ended June 30, 2012 and 2011 along with reconciliation to net income (loss) attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Rental income and tenant recoveries:
“Same store” investment properties, 97 properties
Rental income	$25,065	24,551	49,911	48,935
Tenant recovery income	8,675	8,067	17,753	19,043
Other property income	850	466	1,239	900
“Other investment properties”
Rental income	3,982	5,288	6,858	9,862
Tenant recovery income	434	1,580	1,520	4,338
Other property income	50	27	58	54
Total rental and additional rental income	$39,056	39,979	77,339	83,132

Property operating expenses:
“Same store” investment properties, 97 properties
Property operating expenses	$4,226	4,239	9,494	11,605
Real estate tax expense	6,901	6,320	13,435	13,348
“Other investment properties”
Property operating expenses	400	563	1,052	2,087
Real estate tax expense	569	1,450	1,251	3,205
Total property operating expenses	$12,096	12,572	25,232	30,245

Property net operating income
“Same store” investment properties	$23,463	22,525	45,974	43,925
“Other investment properties”	3,497	4,882	6,133	8,962
Total property net operating income	$26,960	27,407	52,107	52,887

Other income:
Straight-line rents	254	323	513	802
Amortization of lease intangibles	56	239	68	258
Other income	942	1,055	2,464	1,761
Fee income from unconsolidated joint ventures	1,030	1,338	2,067	2,500
Gain (loss) from change in control of investment properties	1,043	—	1,043	(1,400)
Gain on sale of joint venture interest	12	240	64	553

Other expenses:
Income tax benefit of taxable REIT subsidiaries	4,560	1,067	4,680	946
Bad debt expense	(493)	(1,469)	(1,660)	(2,628)
Depreciation and amortization	(13,827)	(12,771)	(29,066)	(25,014)
General and administrative expenses	(4,452)	(3,757)	(8,959)	(7,474)
Interest expense	(9,323)	(11,042)	(18,038)	(21,946)
Provision for asset impairment	(479)	(5,223)	(479)	(5,223)
Equity in earnings (loss) of unconsolidated ventures	756	(7,975)	789	(8,334)

Income (loss) from continuing operations	7,039	(10,568)	5,593	(12,312)
Income (loss) from discontinued operations	28	280	(32)	689
Net income (loss)	7,067	(10,288)	5,561	(11,623)

Net(income) loss attributable to the noncontrolling interest	79	(30)	76	(66)
Net income(loss) attributable to Inland Real Estate Corporation	7,146	(10,318)	5,637	(11,689)

Dividends on preferred shares	(2,223)	—	(3,478)	—

Net income (loss) attributable to common stockholders	$4,923	(10,318)	2,159	(11,689)

On a “same store” basis, (comparing the results of operations of the investment properties owned during the three and six months ended June 30, 2012 with the results of the same investment properties during the three and six months ended June 30, 2011), property net operating income increased $938 with total rental and additional rental income increasing $1,506 and total property operating expenses increasing $568 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.  Property net operating income increased $2,049 with total rental and additional rental income increasing $25 and total property operating expenses decreasing $2,024 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

Net income (loss) attributable to common stockholders increased $15,241 and $13,848 for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011.

Rental income increased $514 and $976, on a “same store” basis, for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively, primarily due to the effect of income from leases signed during 2011 and early 2012 and the end of any associated rent abatement periods.  Total rental income decreased $792 and $2,028, for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively, reflecting a decrease in rental income from our “other investment properties.”  This decrease is primarily due to the contribution of properties to our joint venture with PGGM during 2011 and 2012.  This decrease is partially offset by properties acquired during these same periods.

Tenant recovery income increased $608 and decreased $1,290, on a “same store” basis, for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011.  Total tenant recovery income decreased $538 and $4,108 for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011.  The primary reason for the decrease in tenant recovery income is a corresponding decrease in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases.

Property operating expenses decreased $13 and $2,111 on a “same store” basis, for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011.  Total property operating expenses decreased $176 and $3,146 for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively.  The decrease in property operating expenses during the six month periods is due primarily to decreased snow removal costs.  Additionally, the decrease in property operating expenses is a result of the contribution of properties to our joint venture with PGGM during 2011 and 2012.

Real estate tax expense increased $581 and $87, on a “same store” basis, for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively.  Total real estate tax expense decreased $300 and $1,867 for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively.  The change in real estate tax expense is a result of changes in the assessed values of our investment properties or the tax rates charged by the various taxing authorities.  Additionally, the decrease in total real estate tax expense is a result of the contribution of properties to our joint venture with PGGM during 2011 and 2012.

Other income decreased $113 and increased $703 for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively.  The decrease during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011 is due to decreased gains on the sale of investment securities.  The increase during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011 is due to the settlement of an outstanding obligation with a former seller.  This increase is partially offset by decreased gains on the sale of investment securities.

Fee income from unconsolidated joint ventures decreased $308 and $433 for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011.  The decrease is due in most part to a decrease in acquisition fees earned on sales of interests through our joint venture with IPCC.  This decrease was offset by increased management fees from our unconsolidated joint ventures due to an increased number of properties under management during the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011.

During the three months ended June 30, 2012, we negotiated, on behalf of the joint venture, with the lender of the North Aurora Town Center development properties to repay the mortgage payable, which matured in July 2011, at a discount.  We contributed $10,000 to repay the entire $30,537 outstanding mortgage, resulting in a gain on the extinguishment of debt in the amount of $20,537.  In conjunction with this debt repayment, the joint ventures previously established to develop these properties were dissolved and the development properties and remaining indebtedness were consolidated by us.  We valued these properties utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, including discount rates and capitalization rates applied to the expected future cash flows of the property.  The consolidation resulted in a gain to us of $1,043 for the three and six months ended June 30, 2012.  We estimated the fair value of the remaining debt by discounting the future cash flows of the instrument at rates currently offered for similar debt instruments. The gain from the change in control transaction is reflected as gain (loss) from change in control of investment properties on the accompanying consolidated statements of operations and comprehensive income.

During the six months ended June 30, 2011, we took control of Orchard Crossing, a property previously held through our joint venture with Pine Tree.  We valued the property utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, including discount rates and capitalization rates applied to the expected future cash flows of the property. The consolidation resulted in a net loss to us of $1,400 for the six months ended June 30, 2011. We estimated the fair value of debt by discounting the future cash flows of the instrument at rates currently offered for similar debt instruments. The loss from the change in control transaction is reflected as gain (loss) from change in control of investment properties on the accompanying consolidated statements of operations and comprehensive income.

Bad debt expense decreased $976 and $968 for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively.  The decrease in bad debt expense is due to fewer tenant bankruptcies and tenant failures.

Depreciation and amortization increased $1,056 and $4,052 for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively, due to the write off of tenant improvement assets, as a result of early lease terminations and depreciation expense recorded on newly acquired investment properties.

General and administrative expenses increased $695 and $1,485 for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011.  The increase is due to an increase in payroll and related items as a result of additional staff.  This increase during the six months June 30, 2012, as compared to the six months ended June 30, 2011 is due to additional costs incurred for the acquisition of investment properties.

Interest expense decreased $1,719 and $3,908 for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively.  The decrease is primarily due to a decrease of approximately $1,179 during the three month period and approximately $2,357 during the six month period of interest expense and the related discount amortization that we eliminated by repurchasing our convertible notes during 2011.  Additionally, interest expense on our mortgages payable decreased approximately $454 during the three month periods and approximately $1,232 during the six months periods due in most part to the contribution of investment properties to our joint venture with PGGM during 2011 and 2012.

During the three and six months ended June 30, 2012, we recorded a provision for asset impairment of $479 related to two investment properties that were sold at prices below our current carrying value and required adjustments.  During the three and six months ended June 30, 2011, we recorded a provision for asset impairment of $5,223 to record our investment in three development joint ventures at fair value.

Equity in earnings (loss) of unconsolidated joint ventures increased $8,731 and $9,123 for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively.  During the three and six months ended June 30, 2011, we recorded a total $17,387 of impairment losses related to our development joint ventures.  Our pro rata share of this loss, equal to $7,824, is included in this line item on the accompanying consolidated statements of operations and comprehensive income.

Portfolio Activity

During the six months ended June 30, 2012, we executed 26 new, 79 renewal and 26 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately 434,000 square feet on our consolidated portfolio.  The 26 new leases comprise approximately 101,000 square feet with an average rental rate of $14.83 per square foot, a 2.1% increase over the average expiring rate.  The 79 renewal leases comprise approximately 216,000 square feet with an average rental rate of $17.08 per square foot, an 8.1% increase over the average expiring rate.  The 26 non-comparable leases comprise approximately 117,000 square feet with an average base rent of $10.70 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements.  For leases signed during the prior 24 months, the average leasing commission was approximately $5 per square foot, the average cost for tenant improvements was approximately $20 per square foot and the average period given for rent concessions was three to five months.

During the remainder of 2012, 79 leases, comprising approximately 198,000 square feet and accounting for approximately 2.7% of our annualized base rent, will be expiring in our consolidated portfolio.  None of the expiring leases is deemed to be material to our financial results.  The weighted average expiring rate on these leases is $15.96 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

Supervalu, Inc., the largest tenant exposure in our total portfolio, recently announced its intention to explore “strategic alternatives” for the company, primarily the sale of all or some its assets.  Supervalu is the third largest grocer in the nation, and operates multiple regional grocery chains, licensed grocery operations and a grocery distribution business.  We have Supervalu as a tenant in both the Minneapolis/St Paul and Chicagoland markets under the Cub Foods and Jewel-Osco brands, respectively. These operators represent two of the strongest and well established brands in the Supervalu group of grocery operators.  We believe that as Supervalu pursues the possible disposition of all or parts of their company, both Cub Foods and Jewel-Osco represent some of the most valuable operating entities which Supervalu owns, thus we believe they should maintain their value and relevance as grocery operators.

Occupancy as of June 30, 2012, March 31, 2012, and June 30, 2011 for our consolidated, unconsolidated and total portfolios is summarized below:

Consolidated Occupancy (a)	As of June 30, 2012	As of March 31, 2012	As of June 30, 2011

Leased Occupancy (b)	90.7%	91.0%	94.2%
Financial Occupancy (c)	88.0%	88.0%	88.7%
Same Store Financial Occupancy	88.4%	88.4%	87.2%

Unconsolidated Occupancy (a) (e)	As of June 30, 2012	As of March 31, 2012	As of June 30, 2011

Leased Occupancy (b)	96.7%	96.3%	96.1%
Financial Occupancy (c)	94.6%	94.7%	93.1%
Same Store Financial Occupancy	95.4%	94.7%	93.0%

Total Occupancy	As of June 30, 2012	As of March 31, 2012	As of June 30, 2011

Leased Occupancy (a)	92.9%	92.7%	94.7%
Financial Occupancy (b)	90.4%	90.2%	89.8%
Same Store Financial Occupancy	90.1%	89.9%	88.6%
Financial Occupancy excluding properties held through the joint venture with IPCC (c)	90.1%	90.1%	89.5%

(a)                                  All occupancy calculations exclude seasonal tenants.

(b)                                 Leased Occupancy is defined as the percentage of gross leasable area for which there is a signed lease, regardless of whether the tenant is currently obligated to pay rent under their lease agreement.

(c)                                  Financial Occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased, excluding tenants in their abatement period.

(d)                                 Due to the occupancy fluctuations produced by the temporary ownership of the properties within this joint venture, we disclose occupancy rates excluding these properties.  We believe the additional disclosure allows investors to evaluate the occupancy of the portfolio of properties we expect to own longer term.

(e)                                  Unconsolidated occupancy includes 100% of the square footage of the related properties.

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

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Reference is made to Note 3, “Unconsolidated Joint Ventures” to the accompanying consolidated financial statements for a discussion of our unconsolidated joint ventures as of June 30, 2012, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Within the prevailing economic environment, a number of retailers have delayed new store openings until market conditions substantially improve.  In light of this marketplace reality, we have extended delivery dates for these projects and we will not have the ability to estimate the project completion dates until activity resumes.  As a result of the project delays, we were required to record significant impairment losses related to these projects in prior years.  In conjunction with these impairment losses, we were required to write down our investment in certain projects to zero as we determined that it was not likely we would recover our invested capital from future cash flows of each project.

During the three months ended June 30, 2012, we dissolved our joint venture with NARE for all phases of the North Aurora Town Center development in conjunction with a negotiated discounted payoff of the debt encumbering the property, for which we put in the equity.  As a result of the dissolution of this joint venture, the property became a consolidated, non-operating property which has been recorded at its fair value.

To provide clarity as to the current status of our remaining development projects, we have divided them into two categories; active projects and land held for future development.

The projects considered active projects are Savannah Crossing in Aurora, Illinois and Southshore Shopping Center in Boise, Idaho.  Construction is essentially complete at Savannah Crossing and Southshore Shopping Center is a redevelopment of an existing building.

The remaining development properties are categorized as land held for future development.  These include Shops at Lakemoor in Lakemoor, Illinois, and Lantern Commons in Westfield, Indiana.

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

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011

Net income (loss) attributable to common stockholders	$4,923	(10,318)	2,159	(11,689)
Gain on sale of investment properties	—	—	—	(197)
(Gain) loss from change in control of investment properties	(1,043)	—	(1,043)	1,400
Impairment of depreciable operating property	479	—	479	—
Equity in depreciation and amortization of unconsolidated joint ventures	6,053	3,417	11,184	6,680
Amortization on in-place lease intangibles	2,252	1,926	4,235	3,378
Amortization on leasing commissions	411	381	985	718
Depreciation, net of noncontrolling interest	11,206	10,298	23,967	20,895

Funds From Operations attributable to common stockholders	$24,281	5,704	41,966	21,185

Net income (loss) attributable to common stockholders per weighted average common share — basic and diluted	$0.06	(0.12)	0.02	(0.13)

Funds From Operations attributable to common stockholders, per weighted average common share — basic and diluted	$0.27	0.06	0.47	0.24

Weighted average number of common shares outstanding, basic	88,962	88,656	88,934	88,259

Weighted average number of common shares outstanding, diluted	89,077	88,746	89,049	88,349

Distributions declared, common	$12,695	12,686	25,382	25,243
Distributions per common share	$0.14	0.14	0.29	0.29

Items impacting FFO:

Provision for asset impairment	—	5,223	—	5,223
Provision for asset impairment included in equity in earnings (loss) of unconsolidated joint ventures	—	7,824	—	7,824
Income tax adjustments	(4,810)	(1,368)	(4,810)	(1,368)
Other non-cash adjustments	92	88	207	511

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

	Three months ended June 30, 2012		Three months ended June 30, 2011		Six months ended June 30, 2012		Six months ended June 30, 2011

Net income (loss)	$7,067		(10,288)		5,561		(11,623)
Net (income) loss attributable to noncontrolling interest	79		(30)		76		(66)
Gain on sale of property	—		—		—		(197)
(Gain) loss from change in control of investment properties	(1,043)		—		(1,043)		1,400
Income tax benefit of taxable REIT subsidiaries	(4,560)		(1,067)		(4,680)		(946)
Interest expense	9,323		11,042		18,038		21,946
Interest expense associated with discontinued operations	—		36		—		88
Interest expense associated with unconsolidated joint ventures	2,906		2,035		5,543		4,060
Depreciation and amortization	13,827		12,771		29,066		25,014
Depreciation and amortization associated with discontinued operations	58		192		151		388
Depreciation and amortization associated with unconsolidated joint ventures	6,053		3,417		11,184		6,680

EBITDA	$33,710		18,108		63,896		46,744

Total Interest Expense	$12,229		13,113		23,581		26,094

EBITDA: Interest Expense Coverage Ratio	$2.8	x	1.4	x	2.7	x	1.8	x

Items impacting EBITDA

Provision for asset impairment	479		5,223		479		5,223
Provision for asset impairment included in equity in earnings (loss) of unconsolidated joint ventures	—		7,824		—		7,824
Other non-cash adjustments	92		88		207		511

Subsequent Events

Reference is made to Note 15, “Subsequent Events” to the accompanying consolidated financial statements for a discussion of our subsequent event disclosures, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  As of June 30, 2012, we have one interest rate swap contract, which was entered into as a requirement under a secured mortgage.

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

Reference is made to the Total Debt Maturity Schedule in Note 11, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of June 30, 2012, which is incorporated into this Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

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

At June 30, 2012, approximately $358,839, or 46%, of our debt has variable interest rates averaging 2.97%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 1.0% annualized increase in interest rates would have increased our interest expense by approximately $1,794 for the six months ended June 30, 2012.

Equity Price Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices is a result of our investment in securities.  At June 30, 2012, our investment in securities, classified as available for sale, totaled $11,480.  The carrying values of investments in securities subject to equity price risks are based on quoted market prices as of the date of the consolidated balance sheets.  Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  Fluctuation in the market price of a security may result from any number of factors including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments and general market conditions.  Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.  We do not engage in derivative or other hedging transactions to manage our equity price risk.

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

Based on management’s evaluation as of June 30, 2012, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

We are not party to, and none of our properties is subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The Company has been issued a notice of default on the debt encumbering the Algonquin Commons investment property.  If the Company does not come to an agreement with the special servicer to modify the loan documents, and the Company is required to fulfill its obligations under its partial guarantee of the loan, fulfilling those guarantee obligations could have a material adverse effect on our results of operations for the period and year in which that payment would be made.  The Company ceased paying the monthly debt service on the loans for both phases of the investment property known as Algonquin Commons, which is owned by a wholly owned subsidiary of the Company. As a result, the lender has issued a notice of default under the loan documents.  Due to ongoing vacancies and the existence of co-tenancy clauses in certain leases, which allow the tenants to reduce their monthly rental obligations if certain spaces remain vacant, the property is not generating sufficient cash flow to resume paying both principal and interest payments on the outstanding debt.  The total outstanding balance of the debt on both phases of the property is $90,200, of which $71,600 is non-recourse and approximately $18,600 has been guaranteed by the Company.  The Company believes the default was necessary before the special servicer of the loan would respond to requests from the Company to modify its terms.  The Company is currently in discussions with the special servicer in an effort to resolve the issue; however, there is no assurance the Company will reach an agreement.  The Company is hopeful the lender will agree to modify the current terms of the loan; however, if they do not, they have several non-exclusive options under the loan documents, including, but not limited to, declaring all or any portion of the debt immediately due and payable, initiating foreclosure proceedings or suing the borrower under the loan documents.  If the borrower is sued or the parties otherwise fail to reach an agreement, the Company’s obligation under its aforementioned guarantee would likely be triggered.  The Company has not concluded its discussions with the special servicer and therefore, cannot estimate what the impact to the consolidated financial statements would be if a final agreement is reached.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Information on a note default is set forth in the second and third paragraphs under the caption “Mortgages Payable” in Note 11 to the consolidated financial statements in Part I of this Form 10-Q, and incorporated by reference into this Item 3.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference:

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (2)

4.1	Specimen Stock Certificate (3)

4.2	Dividend Reinvestment Plan of the Registrant (4)

10.1	Employment Agreement between Inland Real Estate Corporation and Mark E. Zalatoris, effective as of January 1, 2012 (5)

10.2	Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2012 (6)

10.3	Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2012 (7)

10.4	Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2012 (8)

10.5	Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2012 (9)

10.6

Third Amendment to Operating Agreement of IN Retail Fund, L.L.C., dated as of June 11, 2012, among Inland Real Estate Corporation, The New York State Teachers’ Retirement System and IN Retail Manager, L.L.C. (*)

10.7

First Modification Agreement, dated as of June 28, 2012, to the Unsecured Loan Agreement, dated as of November 15, 2011, by and between Wells Fargo Bank, National Association and Inland Real Estate Corporation. (10)

10.8

Fourth Amendment to Amended and Restated Term Loan Agreement, dated as of April 23, 2012, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent, and the Lenders. (11)

10.9

Agreement for transfer of membership interest made as of July 1,2010 by and among Inland Real Estate Corporation (IREC) and New York State Teachers’ Retirement System, the sole members of IN Retail Fund, L.L.C., which is the sole member of IN Retail Fund Algonquin Commons, L.L.C., which owns the property commonly known as Algonquin Commons Shopping Center, to transfer all of the membership interests of IN Retail Fund Algonquin Commons, L.L.C. to IREC. (*)

10.10

Assignment and Assumption of Membership Interest as of July 1, 2010 from IN Retail Fund, L.L.C. to Inland Real Estate Corporation all of its interest in IN Retail Fund Algonquin Commons, L.L.C., made subject and pursuant to that certain Agreement for Transfer of Membership Interest (Algonquin Commons Shopping Center) dated as of July 1,2010 by and among Assignee and New York State Teachers’ Retirement System. (*)

10.11

Amendment to Mortgage entered into as of December 16, 2004 between Teachers Insurance and Annuity Association of America (“Lender”) and Algonquin Phase I Associates LLC and Algonquin Commons, LLC (collectively, “Borrower”) to amend the Mortgage on Phase I of Algonquin Commons to reflect the making of the Phase II Loan and to confirm that the Mortgage, as amended, secures the Note related to the Phase I loan. (*)

10.12

Guaranty by Jeffrey R. Anderson, as original Guarantor, to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, dated as of December 2004 to pay and perform when, due the Liabilities (as defined in the Guaranty) and to pay on demand the Expenses (as defined in the Guaranty) as a Guaranty of payment and performance, not of collection, made in connection with that certain Construction Loan Disbursement Agreement dated of even date related to the loan and promissory note, also dated of even date, in the original principal amount of $21,000,000 made by Borrower in favor of Lender related to the property known as Algonquin Commons. (*)

10.13

Guaranty by IN RETAIL FUND, L.L.C., to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, to pay and perform when due the Liabilities (as defined in the Guaranty) and to pay on demand the Expenses (as defined in the Guaranty) as a Guaranty of payment and performance, not of collection, made in connection with the assumption by IN RETAIL FUND ALGONQUIN COMMONS, L.L.C. (“Borrower”), of that certain loan (the “Loan”) originally made to the prior owner, which is evidenced by that certain promissory note dated December 16, 2004, in the original principal amount of $21,000,000.00 related to the property known as Algonquin Commons. (*)

10.14

LOAN ASSUMPTION AGREEMENT made and entered into as of February 15, 2006 by and between ALGONQUIN PHASE I ASSOCIATES LLC and ALGONQUIN COMMONS, LLC, as prior guarantor; IN RETAIL FUND ALGONQUIN COMMONS, L.L.C., as Borrower; IN RETAIL FUND, L.L.C., as new guarantor; and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as lender, related to that certain promissory note dated October 29,2004, in the original principal amount of $77,300,000. (*)

10.15

LOAN ASSUMPTION AGREEMENT made and entered into as of February 15, 2006 by and between prior owner; JEFFREY R. ANDERSON, as prior guarantor; IN RETAIL FUND ALGONQUIN COMMONS, L.L.C., as Borrower; IN RETAIL FUND, L.L.C., as new guarantor; and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, related to that certain promissory note dated December 16, 2004, in the original principal amount of $21,000,000.00 related to Algonquin Commons Phase II. (*)

10.16

MORTGAGE, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FIXTURE FILING STATEMENT made December, 2004, by ALGONQUIN COMMONS, LLC, , ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF ASSOCIATES, LLC, and TGH ASSOCIATES, LLC, (collectively, as Borrower), for the benefit of TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, in connection with the loan and promissory note in principal amount of $21,000,000 due and payable on November 1, 2014 related to Algonquin Commons Phase II. (*)

10.17

OPEN-END MORTGAGE, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FIXTURE FILING STATEMENT made this 29th day of October, 2004, by ALGONQUIN PHASE I ASSOCIATES LLC and ALGONQUIN COMMONS, LLC (collectively, as Borrower) for the benefit of TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, in connection with the loan and promissory note in the maximum principal amount of $77,300,000 due and payable on November 1, 2014 related to Algonquin Commons Phase I. (*)

10.18

Promissory note by ALGONQUIN PHASE I ASSOCIATES· LLC and ALGONQUIN COMMONS, LLC (collectively, as Borrower) to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA (as Lender) to pay a loan made in the principal sum of $77,300,000 related to Algonquin Commons Phase I. (*)

10.19

Promissory note by ALGONQUIN COMMONS, LLC, ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF ASSOCIATES, LLC and TGH ASSOCIATES, LLC (collectively, as Borrower) to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA (as Lender) to pay a loan made in the principal sum of $21,000,000 related to Algonquin Commons Phase II. (*)

10.20

Construction Loan Disbursement Agreement entered into effective .as of December 2004, by and between each of ALGONQUIN COMMONS, LLC, ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF _ ASSOCIATES, LLC and TGH . ASSOCIATES, LLC (collectively and jointly and severally as Borrower), and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, (as Lender) in connection with the $21,000,000 loan made to Algonquin Commons Phase II. (*)

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

101

The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, filed with the Securities and Exchange Commission on August 8, 2012, is formatted in Extensible Business Reporting Language (“XBRL”):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (12)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed by the Registrant with the Securities and Exchange Commission on February 27, 2012 (file number 001-32185).

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

(7)

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

(9)

Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2012 (file number 001-32185).

(10)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 5, 2012 (file number 001-32185).

(11)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2012 (file number 001-32185)

(12)

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

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris
President and Chief Executive Officer (principal executive officer)
Date:	August 8, 2012

/s/ BRETT A. BROWN

By:	Brett A. Brown
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date:	August 8, 2012

Exhibit Index

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (2)

4.1	Specimen Stock Certificate (3)

4.2	Dividend Reinvestment Plan of the Registrant (4)

10.1	Employment Agreement between Inland Real Estate Corporation and Mark E. Zalatoris, effective as of January 1, 2012 (5)

10.2	Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2012 (6)

10.3	Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2012 (7)

10.4	Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2012 (8)

10.5	Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2012 (9)

10.6

Third Amendment to Operating Agreement of IN Retail Fund, L.L.C., dated as of June 11, 2012, among Inland Real Estate Corporation, The New York State Teachers’ Retirement System and IN Retail Manager, L.L.C. (*) (*)

10.7

First Modification Agreement, dated as of June 28, 2012, to the Unsecured Loan Agreement, dated as of November 15, 2011, by and between Wells Fargo Bank, National Association and Inland Real Estate Corporation. (10)

10.8

Fourth Amendment to Amended and Restated Term Loan Agreement, dated as of April 23, 2012, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent, and the Lenders. (11)

10.9

Agreement for transfer of membership interest made as of July 1,2010 by and among Inland Real Estate Corporation (IREC) and New York State Teachers’ Retirement System, the sole members of IN Retail Fund, L.L.C., which is the sole member of IN Retail Fund Algonquin Commons, L.L.C., which owns the property commonly known as Algonquin Commons Shopping Center, to transfer all of the membership interests of IN Retail Fund Algonquin Commons, L.L.C. to IREC. (*)

10.10

Assignment and Assumption of Membership Interest as of July 1, 2010 from IN Retail Fund, L.L.C. to Inland Real Estate Corporation all of its interest in IN Retail Fund Algonquin Commons, L.L.C., made subject and pursuant to that certain Agreement for Transfer of Membership Interest (Algonquin Commons Shopping Center) dated as of July 1,2010 by and among Assignee and New York State Teachers’ Retirement System. (*)

10.11

Amendment to Mortgage entered into as of December 16, 2004 between Teachers Insurance and Annuity Association of America (“Lender”) and Algonquin Phase I Associates LLC and Algonquin Commons, LLC (collectively, “Borrower”) to amend the Mortgage on Phase I of Algonquin Commons to reflect the making of the Phase II Loan and to confirm that the Mortgage, as amended, secures the Note related to the Phase I loan. (*)

10.12

Guaranty by Jeffrey R. Anderson, as original Guarantor, to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, dated as of December 2004 to pay and perform when, due the Liabilities (as defined in the Guaranty) and to pay on demand the Expenses (as defined in the Guaranty) as a Guaranty of payment and performance, not of collection, made in connection with that certain Construction Loan Disbursement Agreement dated of even date related to the loan and promissory note, also dated of even date, in the original principal amount of $21,000,000 made by Borrower in favor of Lender related to the property known as Algonquin Commons. (*)

10.13

Guaranty by IN RETAIL FUND, L.L.C., to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, to pay and perform when due the Liabilities (as defined in the Guaranty) and to pay on demand the Expenses (as defined in the Guaranty) as a Guaranty of payment and performance, not of collection, made in connection with the assumption by IN RETAIL FUND ALGONQUIN COMMONS, L.L.C. (“Borrower”), of that certain loan (the “Loan”) originally made to the prior owner, which is evidenced by that certain promissory note dated December 16, 2004, in the original principal amount of $21,000,000.00 related to the property known as Algonquin Commons. (*)

10.14

LOAN ASSUMPTION AGREEMENT made and entered into as of February 15, 2006 by and between ALGONQUIN PHASE I ASSOCIATES LLC and ALGONQUIN COMMONS, LLC, as prior guarantor; IN RETAIL FUND ALGONQUIN COMMONS, L.L.C., as Borrower; IN RETAIL FUND, L.L.C., as new guarantor; and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as lender, related to that certain promissory note dated October 29,2004, in the original principal amount of $77,300,000. (*)

10.15

LOAN ASSUMPTION AGREEMENT made and entered into as of February 15, 2006 by and between prior owner; JEFFREY R. ANDERSON, as prior guarantor; IN RETAIL FUND ALGONQUIN COMMONS, L.L.C., as Borrower; IN RETAIL FUND, L.L.C., as new guarantor; and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, related to that certain promissory note dated December 16, 2004, in the original principal amount of $21,000,000.00 related to Algonquin Commons Phase II. (*)

10.16

MORTGAGE, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FIXTURE FILING STATEMENT made December, 2004, by ALGONQUIN COMMONS, LLC, , ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF ASSOCIATES, LLC, and TGH ASSOCIATES, LLC, (collectively, as Borrower), for the benefit of TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, in connection with the loan and promissory note in principal amount of $21,000,000 due and payable on November 1, 2014 related to Algonquin Commons Phase II. (*)

10.17

OPEN-END MORTGAGE, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FIXTURE FILING STATEMENT made this 29th day of October, 2004, by ALGONQUIN PHASE I ASSOCIATES LLC and ALGONQUIN COMMONS, LLC (collectively, as Borrower) for the benefit of TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, in connection with the loan and promissory note in the maximum principal amount of $77,300,000 due and payable on November 1, 2014 related to Algonquin Commons Phase I. (*)

10.18

Promissory note by ALGONQUIN PHASE I ASSOCIATES· LLC and ALGONQUIN COMMONS, LLC (collectively, as Borrower) to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA (as Lender) to pay a loan made in the principal sum of $77,300,000 related to Algonquin Commons Phase I. (*)

10.19

Promissory note by ALGONQUIN COMMONS, LLC, ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF ASSOCIATES, LLC and TGH ASSOCIATES, LLC (collectively, as Borrower) to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA (as Lender) to pay a loan made in the principal sum of $21,000,000 related to Algonquin Commons Phase II. (*)

10.20

Construction Loan Disbursement Agreement entered into effective .as of December 2004, by and between each of ALGONQUIN COMMONS, LLC, ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF _ ASSOCIATES, LLC and TGH . ASSOCIATES, LLC (collectively and jointly and severally as Borrower), and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, (as Lender) in connection with the $21,000,000 loan made to Algonquin Commons Phase II. (*)

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

101

The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, filed with the Securities and Exchange Commission on August 8, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (12)

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed by the Registrant with the Securities and Exchange Commission on February 27, 2012 (file number 001-32185).

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

(7)

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

(9)

Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2012 (file number 001-32185).

(10)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 5, 2012 (file number 001-32185).

(11)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2012 (file number 001-32185)

(12)

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