Form 10-Q
period 2012-09-30
INLAND REAL ESTATE CORP
filed 2012-11-08
CIK 923284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 8, 2012, there were 89,276,032 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION

(a Maryland corporation)

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION

Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

(In thousands, except per share data)

	September 30, 2012 (unaudited)	December 31, 2011
Assets:
Investment properties:
Land	$321,032	314,384
Construction in progress	8,657	1,669
Building and improvements	983,850	950,421

	1,313,539	1,266,474
Less accumulated depreciation	328,156	323,839

Net investment properties	985,383	942,635

Cash and cash equivalents	10,865	7,751
Investment in securities	8,740	12,075
Accounts receivable, net	26,675	29,582
Mortgages receivable	10,743	515
Investment in and advances to unconsolidated joint ventures	120,146	101,670
Acquired lease intangibles, net	45,065	31,948
Deferred costs, net	19,766	18,760
Other assets	18,762	14,970

Total assets	$1,246,145	1,159,906

Liabilities:
Accounts payable and accrued expenses	$33,550	33,165
Acquired below market lease intangibles, net	19,189	11,147
Distributions payable	4,588	4,397
Mortgages payable	448,298	391,202
Unsecured credit facilities	280,000	280,000
Convertible notes	28,211	27,863
Other liabilities	20,354	21,719

Total liabilities	834,190	769,493

Stockholders’ Equity:
Preferred stock, $0.01 par value, 12,000 shares authorized; 4,400 and 2,000 8.125% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, issued and outstanding at September 30, 2012 and December 31, 2011, respectively	110,000	50,000
Common stock, $0.01 par value, 500,000 shares authorized; 89,258 and 88,992 Shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	892	890
Additional paid-in capital (net of offering costs of $70,080 and $67,753 at September 30, 2012 and December 31, 2011, respectively)	783,656	783,211
Accumulated distributions in excess of net income	(471,643)	(435,201)
Accumulated comprehensive loss	(9,407)	(7,400)

Total stockholders’ equity	413,498	391,500

Noncontrolling interest	(1,543)	(1,087)

Total equity	411,955	390,413

Total liabilities and equity	$1,246,145	1,159,906

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Balance Sheets (continued)

September 30, 2012 and December 31, 2011

(In thousands, except per share data)

The following table presents certain assets and liabilities of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheet above as of September 30, 2012.  There were no consolidated VIE assets and liabilities as of December 31, 2011.  The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation.  Reference is made to footnote 3 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of the VIE assets and liabilities.

September 30, 2012 (unaudited)
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Investment properties:
Land	$5,874
Building and improvements	24,145

30,019
Less accumulated depreciation	362

Net investment properties	29,657

Accounts receivable, net	33
Acquired lease intangibles, net	5,045
Other assets	16

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$34,751

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Accounts payable and accrued expenses	$69
Acquired below market lease intangibles, net	853
Mortgages payable	13,035
Other liabilities	—

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$13,957

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Operations and Comprehensive Income

For the three and nine months ended September 30, 2012 and 2011 (unaudited)

(In thousands except per share data)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Revenues:
Rental income	$29,699	29,774	86,943	89,526
Tenant recoveries	9,120	9,775	28,384	33,142
Other property income	585	453	1,882	1,407
Fee income from unconsolidated joint ventures	1,486	1,740	3,554	4,240
Total revenues	40,890	41,742	120,763	128,315

Expenses:
Property operating expenses	5,595	6,178	17,789	22,479
Real estate tax expense	7,699	8,211	22,385	24,765
Depreciation and amortization	13,787	12,850	42,819	37,830
Provision for asset impairment	—	—	—	5,223
General and administrative expenses	4,314	3,335	13,273	10,809
Total expenses	31,395	30,574	96,266	101,106

Operating income	9,495	11,168	24,497	27,209

Other income	391	421	2,856	2,181
Gain (loss) from change in control of investment properties	—	—	1,043	(1,400)
Loss on sale of investment properties	(23)	—	(23)	—
Gain on sale of joint venture interest	112	360	176	913
Interest expense	(9,155)	(10,500)	(27,193)	(32,446)
Income (loss) before income tax benefit (expense) of taxable REIT subsidiaries, equity in earnings (loss) of unconsolidated joint ventures and discontinued operations	820	1,449	1,356	(3,543)

Income tax benefit (expense) of taxable REIT subsidiaries	(334)	209	4,347	1,154
Equity in earnings (loss) of unconsolidated joint ventures	842	13	1,631	(8,321)
Income (loss) from continuing operations	1,328	1,671	7,334	(10,710)
Income (loss) from discontinued operations	331	1,028	(112)	1,785
Net income (loss)	1,659	2,699	7,222	(8,925)

Net (income) loss attributable to the noncontrolling interest	28	(46)	103	(111)
Net income (loss) attributable to Inland Real Estate Corporation	1,687	2,653	7,325	(9,036)

Dividends on preferred shares	(2,185)	—	(5,663)	—
Net income (loss) attributable to common stockholders	$(498)	2,653	1,662	(9,036)

Basic and diluted earnings attributable to common shares per weighted average common share:

Income (loss) from continuing operations	$(0.01)	0.02	0.02	(0.12)
Income (loss) from discontinued operations	—	0.01	—	0.02
Net income (loss) attributable to common stockholders per weighted average common share — basic and diluted	$(0.01)	0.03	0.02	(0.10)

Weighted average number of common shares outstanding — basic	89,049	88,754	88,973	88,426
Weighted average number of common shares outstanding — diluted	89,049	88,870	89,109	88,426

Comprehensive income:

Net income (loss) attributable to common stockholders	$(498)	2,653	1,662	(9,036)
Unrealized gain (loss) on investment securities	184	(2,048)	894	(1,832)
Reversal of unrealized (gain) loss to realized (gain) loss on investment securities	6	(29)	(1,032)	(1,191)
Unrealized loss on derivative instruments	(602)	(5,321)	(1,869)	(5,976)

Comprehensive loss	$(910)	(4,745)	(345)	(18,035)

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Equity

For the nine months ended September 30, 2012 (unaudited)

(Dollars in thousands, except per share data)

Nine months ended September 30, 2012
Number of shares
Balance at beginning of period	88,992
Shares issued from DRP	168
Exercise of stock options	1
Issuance of shares	97
Balance at end of period	89,258

Preferred Stock
Balance at beginning of period	$50,000
Issuance of shares	60,000
Balance at end of period	110,000

Common Stock
Balance at beginning of period	890
Proceeds from DRP	1
Issuance of shares	1
Balance at end of period	892

Additional Paid-in capital
Balance at beginning of period	783,211
Proceeds from DRP	1,408
Deferred stock compensation	(404)
Amortization of debt issue costs	24
Exercise of stock options	7
Issuance of preferred shares	938
Issuance of common shares	799
Offering costs	(2,327)
Balance at end of period	783,656

Accumulated distributions in excess of net income
Balance at beginning of period	(435,201)
Net income attributable to Inland Real Estate Corporation	7,325
Dividends on preferred shares	(5,663)
Distributions declared, common	(38,104)
Balance at end of period	(471,643)

Accumulated comprehensive loss
Balance at beginning of period	(7,400)
Unrealized gain on investment securities, net	894
Reversal of unrealized gain to realized gain on investment securities	(1,032)
Unrealized loss on derivative instruments	(1,869)
Balance at end of period	(9,407)

Noncontrolling interest
Balance at beginning of period	(1,087)
Net loss attributable to noncontrolling interest	(103)
Contributions to noncontrolling interest	100
Distributions to noncontrolling interest	(453)
Balance at end of period	(1,543)

Total equity	$411,955

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2012 and 2011 (unaudited)

(In thousands)

	Nine months ended September 30,2012	Nine months ended September 30, 2011
Cash flows from operating activities:
Net income (loss)	$7,222	(8,925)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset impairment	479	5,223
Depreciation and amortization	43,427	38,768
Amortization of deferred stock compensation	(404)	(155)
Amortization on acquired above/below market leases and lease inducements	(547)	(303)
Gain on sale of investment properties	(326)	(555)
Gain (loss) from change in control of investment properties	(1,043)	1,400
Realized gain on investment securities, net	(1,396)	(1,264)
Equity in (earnings) loss of unconsolidated ventures	(1,631)	8,321
Gain on sale of joint venture interest	(176)	(913)
Straight line rent	(616)	(1,423)
Amortization of loan fees	2,388	2,806
Amortization of convertible note discount	348	1,090
Distributions from unconsolidated joint ventures	281	1,070
Changes in assets and liabilities:
Restricted cash	1,400	1,187
Accounts receivable and other assets, net	(4,337)	405
Accounts payable and accrued expenses	1,181	3,450
Prepaid rents and other liabilities	(2,027)	(2,286)
Net cash provided by operating activities	44,223	47,896

Cash flows from investing activities:
Restricted cash	2,435	21
Proceeds from sale of interest in joint venture, net	9,816	48,398
Purchase of investment securities	(2,614)	(5,638)
Sale of investment securities	7,208	2,637
Purchase of investment properties	(176,116)	(99,756)
Additions to investment properties, net of accounts payable	(18,105)	(30,095)
Proceeds from sale of investment properties, net	17,519	5,103
Proceeds from change in control of investment properties	—	499
Proceeds from land condemnation	133	—
Distributions from unconsolidated joint ventures	28,687	5,520
Investment in unconsolidated joint ventures	(11,591)	3,315
Funding of mortgages receivable	(10,743)	—
Repayments of mortgages receivable	515	—
Payment of leasing fees	(2,283)	(3,331)
Net cash used in investing activities	(155,139)	(73,327)

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION

Consolidated Statements of Cash Flows (continued)

For the nine months ended September 30, 2012 and 2011 (unaudited)

(In thousands)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flows from financing activities:
Proceeds from the DRP	$1,408	1,905
Proceeds from exercise of options	7	9
Issuance of shares, net of offering costs	59,410	7,484
Purchase of noncontrolling interest, net	—	(710)
Loan proceeds	111,787	78,991
Payoff of debt	(9,904)	(44,011)
Proceeds from term loan	25,000	—
Proceeds from the unsecured line of credit facility	123,000	84,425
Repayments on the unsecured line of credit facility	(148,000)	(69,425)
Loan fees	(3,348)	(2,565)
Distributions paid	(43,574)	(37,826)
Distributions to noncontrolling interest partners	(453)	(458)
Contributions to noncontrolling interest	100	—
Margin loan payable	(1,403)	—
Other current liabilities	—	1,606
Net cash provided by financing activities	114,030	19,425

Net increase (decrease) in cash and cash equivalents	3,114	(6,006)

Cash and cash equivalents at beginning of period	7,751	13,566

Cash and cash equivalents at end of period	$10,865	7,560

Supplemental disclosure of cash flow information

Cash paid for interest, net of capitalized interest	$21,011	26,283

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

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

(1)           Organization and Basis of Accounting

Inland Real Estate Corporation (the “Company”), a Maryland corporation, was formed on May 12, 1994.  The Company is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly or through its unconsolidated entities) open-air neighborhood, community and power shopping centers and single tenant retail properties located primarily in Midwest markets.  Through wholly-owned subsidiaries, Inland Commercial Property Management, Inc. and Inland TRS Property Management, Inc., the Company manages all properties it owns interests in and properties managed for certain third party and related party entities.

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

The consolidated results of the Company include the accounts of Inland Ryan LLC, Inland Ryan Cliff Lake LLC and IRC-IREX Venture II, LLC.  The Company has determined that the interests in these entities are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations and comprehensive income.

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

(2)           Investment Securities

At September 30, 2012 and December 31, 2011, investment in securities includes $7,740 and $11,075, respectively, of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value.  In addition, $1,000 in each period of preferred securities are recorded at cost.  The Company determined that these securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized.  The Company has recorded a net unrealized gain of $858 and $996 on the accompanying consolidated balances sheets as of September 30, 2012 and December 31, 2011, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the three and nine months ended September 30, 2012 resulted in gains on sale of $305 and $1,396, respectively, and during the three and nine months ended September 30, 2011, these gains were $30 and $1,264, respectively.  These gains are included in other income in the accompanying consolidated statements of operations and comprehensive income.  Dividend income is recognized when received.

The Company evaluates its investments for impairment quarterly.  The Company’s policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary.  No impairment losses were required or recorded for the three and nine months ended September 30, 2012 and 2011.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

REIT Stock	$148	(2)	211	(21)	359	(23)

Non-REIT Stock	$300	(148)	—	—	300	(148)

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

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at September 30, 2012	Investment in and advances to unconsolidated joint ventures at September 30, 2012	Investment in and advances to unconsolidated joint ventures at December 31, 2011

IN Retail Fund LLC (a)	50%	$16,022	18,304
Oak Property and Casualty	25%	1,387	1,464
TMK/Inland Aurora Venture LLC (b)	40%	2,194	2,320
PTI Boise LLC, PTI Westfield, LLC (c)	85%	11,319	11,100
INP Retail LP (d)	55%	76,809	67,715
IRC/IREX Venture II LLC (e)	(f)	12,415	767
TDC Inland Lakemoor LLC	(g)	—	—

Investment in and advances to unconsolidated joint ventures		$120,146	101,670

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September30, 2012 (unaudited)

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

(g)          The Company’s investment in this joint venture was written off in a prior year; however, the joint venture still owns property, which is encumbered.

On June 7, 2010, the Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  In April 2012, the Company substantially completed the overall acquisition goals of this joint venture.  Pursuant to the joint venture agreement, the Company contributed assets from its consolidated portfolio and PGGM contributed their share of the equity of the properties contributed by the Company and equity for new acquisitions that were identified.  The equity contributed by PGGM, related to properties contributed by the Company, was held in the joint venture and used as the Company’s equity contribution towards new acquisitions.

As of September 30, 2012, PGGM’s remaining commitment was approximately $7,100 and the Company’s was approximately $5,700.  The table below presents investment property contributions to and acquisitions by the joint venture during the nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010.

Date	Property	City	State	Gross Value	PGGM’s Contributed Equity	Company’s Contributed Equity

04/13/12	Woodbury Commons (a)	Woodbury	MN	$10,300	$5,818	$7,111
04/11/12	Four Flaggs (b)	Niles	IL	33,690	10,439	12,759
02/29/12	Stone Creek Towne Center (a)	Cincinnati	OH	36,000	7,255	8,867
02/24/12	Silver Lake Village (a)	St. Anthony	MN	36,300	7,966	9,737
02/22/12	Riverdale Commons (b)	Coon Rapids	MN	31,970	7,421	9,071
12/15/11	Turfway Commons (a)	Florence	KY	12,980	2,605	3,185
12/07/11	Elston Plaza (a)	Chicago	IL	18,900	4,411	5,391
11/29/11	Brownstones Shopping Center (a)	Brookfield	WI	24,100	5,048	6,169
11/18/11	Woodfield Plaza (b)	Schaumburg	IL	26,966	6,863	8,388
11/15/11	Caton Crossing (b)	Plainfield	IL	12,269	2,089	2,553
11/09/11	Quarry Retail (b)	Minneapolis	MN	36,206	8,579	10,486
09/21/11	Champlin Marketplace (a)	Champlin	MN	12,950	2,789	3,409
09/19/11	Stuart’s Crossing (b)	St. Charles	IL	12,294	2,418	2,955
06/02/11	Village Ten Center (b)	Coon Rapids	MN	14,569	2,999	3,665
06/02/11	Red Top Plaza (a)	Libertyville	IL	19,762	4,497	5,484
03/08/11	The Shops of Plymouth (b)	Plymouth	MN	9,489	1,954	2,389
03/01/11	Byerly’s Burnsville (b)	Burnsville	MN	8,170	3,702	4,525
01/11/11	Joffco Square (a)	Chicago	IL	23,800	5,093	6,236
10/25/10	Diffley Marketplace (a)	Eagan	MN	11,861	3,424	4,185
08/31/10	The Point at Clark (a)	Chicago	IL	28,816	6,583	8,052
07/01/10	Cub Foods (b)	Arden Hills	MN	10,358	4,664	5,701
07/01/10	Shannon Square Shoppes (b)	Arden Hills	MN	5,465	2,498	3,053
07/01/10	Woodland Commons (b)	Buffalo Grove	IL	23,340	10,643	13,007
07/01/10	Mallard Crossing (b)	Elk Grove Village	IL	6,163	3,103	3,966

				$466,718	$122,861	$150,344

(a)                                 These properties were acquired by the joint venture.

(b)                                 These properties were contributed to the joint venture by the Company.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

Subsequent to September 30, 2012, the Company and PGGM entered into a First Amendment (the “Amendment”) to the Limited Partnership Agreement.  Subject to the terms and conditions of the Amendment, the partners increased the maximum contribution obligations to allow for the acquisition of an additional $400,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets.  The Amendment increases the Company’s maximum total contribution from approximately $160,000 to $280,000.  PGGM’s maximum total equity contribution has been increased from approximately $130,000 to $230,000.

As properties are contributed to the Company’s joint venture with PGGM, the net assets are removed from the consolidated financial statements. The table below reflects those properties that became unconsolidated during the nine months ended September 30, 2012 and 2011.

	September 30, 2012	September 30, 2011

Net investment properties	$(50,845)	(33,289)
Acquired lease intangibles, net	(149)	(606)
Deferred costs, net	(1,120)	(421)
Other assets	(1,675)	(761)
Mortgages payable	20,891	20,500
Acquired below market lease intangibles, net	—	294
Other liabilities	193	2
Net assets contributed	$(32,705)	(14,281)

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

During the three and nine months ended September 30, 2012, the Company completed land condemnations for three investment properties held through its joint venture with NYSTRS.  In conjunction with these condemnations, the joint venture recorded a gain of approximately $792, of which the Company’s pro rata share of $396 is included in equity in earnings (loss) of unconsolidated joint ventures on the accompanying statements of operations and comprehensive income.

During the nine months ended September 30, 2012, the Company, on behalf of the joint venture, negotiated with the lender of the North Aurora Town Center development properties to repay the mortgage payable, which matured in July 2011, at a discount.  The Company contributed $10,000 to repay the entire $30,537 outstanding mortgage, resulting in a gain on the extinguishment of debt in the amount of $20,537.  In conjunction with this debt repayment, the joint ventures previously established to develop these properties were dissolved and the development properties and remaining indebtedness were consolidated by the Company.  The Company valued these properties utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, including discount rates and capitalization rates applied to the expected future cash flows of the property.  The consolidation resulted in a gain to the Company of $1,043 for the nine months ended September 30, 2012. The Company estimated the fair value of the remaining debt by discounting the future cash flows of the instrument at rates currently offered for similar debt instruments (Level 2). The gain from the change in control transaction is reflected as gain (loss) from change in control of investment properties on the accompanying consolidated statements of operations and comprehensive income.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

During the nine months ended September 30, 2011, the Company took control of Orchard Crossing, a property previously held through its joint venture with Pine Tree.  The Company valued the property utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, including discount rates and capitalization rates applied to the expected future cash flows of the property. The consolidation resulted in a net loss to the Company of $1,400 for the nine months ended September 30, 2011. The Company estimated the fair value of debt by discounting the future cash flows of the instrument at rates currently offered for similar debt instruments. The loss from the change in control transaction is reflected as gain (loss) from change in control of investment properties on the accompanying consolidated statements of operations and comprehensive income.

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

The following table summarizes the estimated fair values of the assets consolidated and liabilities assumed at the date of acquisition:

	North Aurora Town Center September 30, 2012	Orchard Crossing September 30, 2011

Investment properties	$7,515	19,800
Construction in progress	7,970
Other assets	74	299
Total assets acquired	15,559	20,099

Mortgages payable	4,300	14,800
Other liabilities	85	294

Net assets acquired	$11,174	5,005

The following table summarizes the investment in North Aurora Town Center and Orchard Crossing:

	North Aurora Town Center	Orchard Crossing
Investments in and advances to unconsolidated joint ventures prior to change in control transaction	$—	6,597
Investments in and advances to unconsolidated joint ventures activity	10,131	282
Gain (loss) from change in control of investment properties	1,043	(1,400)
Cash received	—	(499)
Closing credits	—	25
Net assets acquired	$11,174	5,005

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

The joint venture was determined to be a VIE under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any ownership interests, the joint venture owns 100% of the ownership interests in the property and controls the major decisions that affect the underlying property; and therefore upon initial acquisition, the joint venture consolidates the property.  At the time of first sale of an ownership interest, the joint venture no longer controls the underlying property as the activities and decisions that most significantly impact the property’s economic performance are now subject to joint control among the co-owners or lender; and therefore, at such time, the property is deconsolidated and accounted for under the equity method (unconsolidated).  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures until all ownership interests have been sold.  The table below reflects those properties that became unconsolidated during the nine months ended September 30, 2012 and 2011, and therefore no longer represent the consolidated assets and liabilities of the VIE.

	September 30, 2012	September 30, 2011

Investment properties	$(45,145)	(109,069)
Acquired lease intangibles	(8,458)	(16,143)
Below market lease intangibles	3,524	2,503
Mortgages payable	28,196	70,413
Net change to investment in and advances to unconsolidated joint ventures	$(21,883)	(52,296)

During the nine months ended September 30, 2012, the joint venture with IPCC acquired twelve investment properties.  During the three and nine months ended September 30, 2012 and 2011, the Company earned acquisition and management fees from this venture which are included in fee income from unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.  Additionally, in conjunction with the sales, the Company recorded gains of approximately $112 and $176 for the three and nine months ended September 30, 2012, respectively, as compared to $360 and $913 for the three and nine months ended September 30, 2011.  These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

The Company’s proportionate share of the earnings or losses related to its unconsolidated joint ventures is reflected as equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.  Additionally, the Company earns fees for providing property management, leasing and acquisition activities to these ventures.  Acquisition fees are earned on the IPCC joint venture properties as the interests are sold to the investors.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission in the accompanying consolidated statements of operations and comprehensive income.  During the three and nine months ended September 30, 2012, the Company earned $1,486 and $3,554, respectively, in fee income from its unconsolidated joint ventures, as compared to $1,740 and $4,240 for the three and nine months ended September 30, 2011, respectively.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company’s continuing involvement with these investment properties.  Differences between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture’s property assets.  During the three and nine months ended September 30, 2012, the Company recorded $888 and $2,590 respectively, of amortization of this basis difference, as compared to $509 and $1,475 during the three and nine months ended September 30, 2011, respectively.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

The unconsolidated joint ventures had total outstanding debt in the amount of $451,504 (total debt, not the Company’s pro rata share) at September 30, 2012 that matures as follows:

Joint Venture Entity	2012 (a)	2013	2014	2015	2016	Thereafter	Total

IN Retail Fund LLC	$6,600	31,794	11,578	22,000	8,000	100,509	180,481
PTI Boise LLC (b)	2,700	—	—	—	—	—	2,700
PTI Westfield LLC (c)	7,050	—	—	—	—	—	7,050
TDC Inland Lakemoor LLC (d)	22,105	—	—	—	—	—	22,105
INP Retail LP	7,000	—	—	5,800	—	198,193	210,993
IRC/IREX Venture II LLC	—	—	—	—	—	28,175	28,175

Total unconsolidated joint venture debt	$45,455	31,794	11,578	27,800	8,000	326,877	451,504

(a)         The joint ventures will soon be in discussions with various lenders to extend or restructure this joint venture debt although there is no assurance that the Company, or its joint venture partners, will be able to restructure this debt on terms and conditions the Company find acceptable, if at all.

(b)         This loan matured in October 2012.  In September 2009, the Company purchased the mortgage from the lender at a discount and became a lender to the joint venture, while at the same time securing a mortgage in the same amount with an alternate lender.  Subsequent to September 30, 2012, the Company repaid its loan and is currently working on executing an extension on the financing to the joint venture.

(c)          This loan matures in December 2012.  The Company has guaranteed approximately $900 of this outstanding loan.

(d)         This loan matured in October 2012.  The Company has guaranteed approximately $9,000 of this outstanding loan.  Subsequent to September 30, 2012, the joint venture negotiated with the lender a discounted payoff of the loan in the amount of $11,000, which agreement remains subject to final documentation and execution by the parties.  The Company expects to make an equity contribution of this amount to the joint venture in order to repay the note during the fourth quarter of 2012, assuming execution of the final documents has occurred.

The Company has guaranteed approximately $10,000 of unconsolidated joint venture debt as of September 30, 2012. The guarantees on two mortgage loans are in effect for the entire term of the respective loan as set forth in the loan documents.  The Company is required to pay on a guarantee upon the default of any of the provisions in the respective loan documents, unless the default is otherwise waived.  The Company is required to estimate the fair value of these guarantees and, if material, record a corresponding liability.  The Company has determined that the fair value of such guarantees are immaterial as of June 30, 2012 and accordingly has not recorded a liability related to these guarantees on the accompanying consolidated balance sheets.

When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at its fair value, which was derived using Level 3 inputs. The total impairment loss is recorded at the joint venture level. The Company’s pro rata share of the loss is included in equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income. No impairment adjustments were required or recorded during the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012. Impairment losses for the nine months ended September 30, 2011 are presented in the table below.

	Nine months ended September 30, 2011
Joint Venture Entity	Total impairment	Company’s pro rata share

NARE/Inland North Aurora I	$7,371	3,317
NARE/Inland North Aurora II	1,200	540
NARE/Inland North Aurora III	8,816	3,967

	$17,387	7,824

Additionally, during the nine months ended September 30, 2011, the Company determined that, based on the fair value of the related properties, the investments in certain development joint ventures were not recoverable.  Therefore, the following impairment losses were recorded to reflect the investments at fair value, which were derived using Level 3 inputs and are included in provision for asset impairment for the nine months ended September 30, 2011 on the accompanying consolidated statements of operations and comprehensive income.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

Joint Venture Entity	Nine months ended September 30, 2011

NARE/Inland North Aurora I	$382
NARE/Inland North Aurora II	1,535
NARE/Inland North Aurora III	3,306

$5,223

Summarized financial information for the unconsolidated joint ventures is as follows:

Balance Sheet:	September 30, 2012	December 31, 2011

Assets:
Investment in real estate, net	$824,759	702,178
Other assets	78,974	92,271

Total assets	$903,733	794,449

Liabilities:
Mortgage payable	$451,504	394,481
Other liabilities	69,355	59,171

Total liabilities	520,859	453,652

Total equity	382,874	340,797

Total liabilities and equity	$903,733	794,449

Investment in and advances to unconsolidated joint ventures	$120,146	101,670

Statement of Operations:	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Total revenues	$26,229	18,528	76,368	52,089
Total expenses (a)	(27,760)	(19,113)	(80,532)	(72,086)

Loss from continuing operations	$(1,531)	(585)	(4,164)	(19,997)

Inland’s pro rata share of loss from continuing operations (b)	$842	13	1,631	(8,321)

(a)                                  Total expenses include impairment charges in the amount of $17,387 for the nine months ended September 30, 2011.  No impairment charges were required or recorded during the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012.

(b)                                 IRC’s pro rata share includes the amortization of certain basis differences and an elimination of IRC’s pro rata share of the management fee expense.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

(4)           Acquisitions

Date Acquired	Property	City	State	GLA Sq. Ft.	Approximate Purchase Price

02/24/12	Woodbury Commons (a)	Woodbury	MN	116,196	$10,300
03/06/12	Westgate	Fairview Park	OH	241,901	73,405
03/13/12	Mt. Pleasant Shopping Center (b)	Mt. Pleasant	WI	83,334	21,320
03/16/12	Pick N Save (b)	Sheboygan	WI	62,138	11,700
03/19/12	Walgreens/CVS Portfolio (b)(c)	Various	NY, TX, VA	40,113	17,059
03/27/12	Walgreens/CVS Portfolio (d)	Various	KS, MO, UT, ID	55,465	23,711
04/18/12	Orland Park Place Outlots II	Orland Park	IL	22,966	8,750
06/13/12	Walgreens	Milwaukee	WI	13,905	3,025
08/15/12	Walgreens	Villa Park	IL	12,154	4,863
09/26/12	Walgreens	New Bedford	MA	10,350	2,650

	Total			658,522	$176,783

(a)          This property was sold to the Company’s joint venture with PGGM in April 2012.

(b)         These properties became unconsolidated during the nine months ended September 30, 2012 as a result of sales of ownership interests to investors.

(c)          The portfolio includes two properties leased to CVS and one property leased to Walgreens.

(d)         The portfolio includes one property leased to CVS and three properties leased to Walgreens.

During the nine months ended September 30, 2012, consistent with the Company’s growth initiative, the Company acquired the investment properties listed above, which were initially consolidated on the Company’s consolidated financial statements.  The Company acquired 100% of the voting rights of each property for an aggregate purchase price of $176,783.

The following table presents certain additional information regarding the Company’s acquisitions during the nine months ended September 30, 2012. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date were as follows:

Property	Land	Building and Improvements	Acquired Lease Intangibles	Other Assets	Acquired Below Market Lease Intangibles

Woodbury Commons	$4,866	2,774	3,044	—	384
Westgate	17,479	53,391	10,804	346	8,615
Mt. Pleasant Shopping Center	7,268	13,452	3,433	—	2,833
Pick N Save	1,309	9,320	1,762	—	691
Walgreens/CVS Portfolio (a)	3,902	9,894	3,263	—	—
Walgreens/CVS Portfolio (b)	2,873	17,864	3,047	—	73
Orland Park Place Outlots II	1,225	5,941	1,941	—	357
Walgreens	384	2,155	796	—	310
Walgreens	969	3,510	396	—	12
Walgreens	1,648	616	848	—	462

Total	$41,923	118,917	29,334	346	13,737

(a)          The portfolio includes two properties leased to CVS and one property leased to Walgreens.

(b)         The portfolio includes one property leased to CVS and three properties leased to Walgreens.

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at September 30, 2012 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$7,740	—	—

Total assets	$7,740	—	—

Derivative interest rate instruments liabilities (a)	$—	10,265	—
Variable rate debt (b)	—	—	339,205
Fixed rate debt (b)	—	—	433,295

Total liabilities	$—	10,265	772,500

	Fair value measurements at December 31, 2011 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$11,075	—	—

Total assets	$11,075	—	—

Derivative interest rate instruments liabilities (a)	$—	8,396	—
Variable rate debt (b)	—	—	317,737
Fixed rate debt (b)	—	—	380,456

Total liabilities	$—	8,396	698,193

(a)          The Company entered into this interest rate swap as a requirement under a mortgage loan closed in 2010.

(b)         The disclosure is included to provide information regarding the inputs used to determine the fair value of the outstanding debt, in accordance with existing accounting guidance and is not presented in the accompanying consolidated balance sheets at fair value.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders.  The Company has not elected the fair value option with respect to its debt.  The Company’s financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at September 30, 2012 and December 31, 2011.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

(6)           Mortgages and Notes Receivable

In April 2012, the Company entered into a loan agreement with a developer of the Warsaw Commons Shopping Center in Warsaw, Indiana.  The loan provides construction financing to the developer to complete the development of 87,377 square feet of rentable space.  The loan accrues interest at a rate of 7.0% per annum and is added to the balance of the loan on a monthly basis.  The maximum loan amount under the agreement is $11,545.  The total outstanding balance, plus accrued interest is due upon the May 31, 2013 maturity date.  In conjunction with this loan agreement, the Company earned a fee of $115, equal to 1.0% of the maximum allowed under the loan. As of September 30, 2012, the outstanding balance on this note receivable was $7,063 and total interest income earned during the nine months ended September 30, 2012 was $174.  Upon completion of the development, the Company has the obligation to acquire the property at a pre-determined price, expected to be approximately $13,000.  Due to the Company’s purchase obligation, the loan fee and interest income earned has not been reflected as income in the accompanying consolidated statements of operations and comprehensive income and the balance of the outstanding note is reflected as $6,774 on the accompanying consolidated balance sheet as of September 30, 2012.

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

(7)           Transactions with Related Parties

The Company pays affiliates of TIGI for real estate-related brokerage services, investment advisory services and various administrative services, including, but not limited to, payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing.  These TIGI affiliates provide these services at cost, with the exception of the investment advisor fees and the broker commissions.  The investment advisor fees are charged as a percentage of total assets under management and the broker commissions are charged as a percentage of the gross transaction amount.  TIGI, through its affiliates, beneficially owns approximately 12.8% of the Company’s outstanding common stock.  Daniel L. Goodwin, one of our directors, owns a controlling amount of the stock of TIGI.

Amounts paid to TIGI and/or its affiliates for services and office space provided to the Company are set forth below.

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Investment advisor	$35	36	79	76
Loan servicing	31	42	99	89
Property tax payment/reduction work	102	13	176	126
Computer services	159	220	561	595
Other service agreements	43	96	248	335
Broker commissions	110	139	472	300
Office rent and reimbursements	120	102	351	307

Total	$600	648	1,986	1,828

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

During the nine months ended September 30, 2012 and 2011, the Company paid a total of $292 and $40 respectively, in mortgage brokerage fees to Grubb & Ellis Company (“Grubb & Ellis”).  No mortgage brokerage fees were paid to Grubb & Ellis during the three months ended September 30, 2012 and 2011.  Thomas P. D’Arcy, one of the Company’s independent directors, served as the president, chief executive officer and a member of the board of directors of Grubb & Ellis until April 2012.  Mr. D’Arcy did not participate in these transactions and did not have a material interest in them.  Joel Simmons, one of the Company’s directors, had an indirect personal interest as a broker in these transactions.  Mr. Simmons served as an executive vice president of Grubb & Ellis until April 2012.  Currently, Mr. Simmons is the Executive Managing Director of BGC Partners, a global provider of real estate services.  The Company paid mortgage brokerage fees to BGC Partners of $223 for the three and nine months ended September 30, 2012.  No mortgage brokerage fees were paid to BGC Partners during the three and nine months ended September 30, 2011.

(8)               Discontinued Operations

During the nine months ended September 30, 2012 and 2011, the Company sold a total of five investment properties.  The following table summarizes the properties sold, date of sale, approximate sales proceeds (net of closing costs), gain on sale, whether the sale qualified as part of a tax deferred exchange and applicable asset impairments.

Property Name	Date of Sale	Sales Proceeds (net of closing costs)	Gain on Sale	Tax Deferred Exchange	Provision for Asset Impairment

Schaumburg Golf Road Retail	February 14, 2011	2,090	197	No	—
Park Center Plaza (partial)	August 18, 2011	2,977	358	No	—
Grand Traverse Crossings	June 7, 2012	1,018	—	No	123
Riverplace Center	June 15, 2012	4,067	—	No	356
Walgreens — Jennings, MO	August 1, 2012	2,134	349	No	—

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of September 30, 2012, there was one property classified as held for sale, 10th Street Center, located in Indianapolis, Indiana.

On the accompanying consolidated balance sheets at September 30, 2012 and December 31, 2011, the Company has recorded $2,098 and $260, respectively, of assets related to discontinued operations and $210 and $66, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three months ended September 30, 2012, the Company has recorded income from discontinued operations of $331, and for the nine months ended September 30, 2012, the Company has recorded a loss from discontinued operations of $112, including gains on sale of $349 during each period.  Two investment properties sold during the nine months ended September 30, 2012 were sold at prices below their current carrying value and as a result, a provision for asset impairment totaling $479 was recorded.  Additionally, for the three and nine months ended September 30, 2011, the Company has recorded income from discontinued operations of $1,028 and $1,785, respectively, including gains on sale of $358 and $555, respectively.

(9)               Operating Leases

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $106 and $616 for the three and nine months ended September 30, 2012, respectively and $577 and $1,423 for the three and nine months ended September 30, 2011, respectively of rental income for the period of occupancy for which stepped rent increases apply and $20,249 and $19,633 in related accounts receivable as of September 30, 2012 and December 31, 2011, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

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

The Company had no uncertain tax positions as of September 30, 2012.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of September 30, 2012. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011 or in the consolidated balance sheets as of September 30, 2012 and December 31, 2011. As of September 30, 2012, returns for the calendar years 2008 through 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

(11)  Secured and Unsecured Debt

Total Debt Maturity Schedule

The following table presents the principal amount of total debt maturing each year, including amortization of principal, based on debt outstanding at September 30, 2012:

	2012 (a)	2013 (a)		2014		2015	2016		Thereafter		Total	Fair Value (b)

Fixed rate debt	$13,940	3,721		163,485	(c) (d)	20,282	958		216,404		418,790	433,295
Weighted average interest rate	5.27%	—		5.27%		6.50%	—		5.20%		5.29%	—

Variable rate debt	$37,723 (e)	14,800	(f)	6,200		—	55,000	(g)	225,000	(h)(i)	338,723	339,205
Weighted average interest rate	4.02%	3.22%		0.58%		—	2.20%		2.49%		2.61%	—

(a)          Approximately $65,000 of the Company’s mortgages payable mature prior to October 2013.  Subsequent to September 30, 2012, the Company repaid $12,500 of debt maturing in 2012 using available cash and a $10,000 draw on its line of credit facility.  The Company is in discussions with the lender to refinance the remaining debt maturing in 2012, which it currently expects to be at a rate less than the current debt.  The Company will soon be in discussions with the lenders to refinance the 2013 maturing debt or will use available cash and / or borrowings under its unsecured line of credit facility to repay this debt.

(b)         The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by its lenders (Level 3).

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

(c)          Included in the debt maturing in 2014 are the Company’s convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require the Company to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets at September 30, 2012 reflect the value of the notes including the remaining unamortized discount of $1,004.

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

(g)         Included in the debt maturing during 2016 is the Company’s unsecured line of credit facility, totaling $55,000.  The Company pays interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of September 30, 2012, the weighted average interest rate on outstanding draws on the line of credit facility was 2.20%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2012, the Company was in compliance with these financial covenants.

(h)         Included in the thereafter column is the Company’s $175,000 term loan which matures in August 2017.  The Company pays interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of September 30, 2012, the weighted average interest rate on the term loan was 2.20%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2012, the Company was in compliance with these financial covenants.

(i)             Included in the thereafter column is the Company’s $50,000 term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of September 30, 2012, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2012, the Company was in compliance with these financial covenants.

Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  Mortgage loans outstanding as of September 30, 2012 were $448,298 and had a weighted average interest rate of 5.07%.  Of this amount, $389,575 had fixed rates ranging from 4.35% to 6.50% and a weighted average fixed rate of 5.31% as of September 30, 2012.  The remaining $58,723 of mortgage debt represented variable rate loans with a weighted average interest rate of 3.45% as of September 30, 2012.  As of September 30, 2012, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through September 2022.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

In an effort to trigger discussions with the special servicer, the Company ceased paying the monthly debt service on the loans for both phases.  As a result, and as expected, the lender issued a notice of default under the loan documents.  The total outstanding balance of the debt on both phases of the property, which is in default, is $90,200, of which $71,600 is non-recourse and approximately $18,600 has been guaranteed by the Company.  As of the date of this report, the amount in arrears, equal to unpaid principal, interest and late charges is approximately $3,800.  The Company has had discussions with the special servicer, but has not yet been able to reach an agreement to resolve the issue.  The lender has opted to attempt to sell the notes.  Although the Company intends to participate in the note sale and submit a bid to purchase the notes, there is no assurance it will be successful.  If the notes are sold to another bidder, there is no assurance that the purchasing bidder will work with the Company to reach an agreeable solution.  The lender may attempt to enforce its rights under the loan documents and has several non-exclusive options available to it, including, without limitation, declaring all or any portion of the debt immediately due and payable, initiating foreclosure proceedings or suing the borrower.  If the borrower is sued or the parties otherwise fail to reach an agreement, the Company’s obligation under its aforementioned guarantee would likely be triggered.  The Company cannot currently estimate what the impact to the consolidated financial statements will be until a final outcome has been reached.  If the Company is required to fulfill its obligations under its partial guarantee of the loan, fulfilling those guarantee obligations could have a material adverse effect on the Company’s consolidated statements of operations and comprehensive income for the period and the year in which the payment would be made.  The Company believes that fulfilling its guarantee obligations would not have a material impact on its consolidated balance sheets.

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

The Company currently has one interest rate swap outstanding that is used to hedge the variable cash flows associated with its variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.  The Company has entered into one interest rate swap contract as a requirement under a secured mortgage and the hedging relationship is considered to be perfectly effective as of September 30, 2012.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

Amounts reported in comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $2,072 will be reclassified from comprehensive income (expense) as an increase to interest expense over the next twelve months.

As of September 30, 2012 and December 31, 2011, the Company had the following outstanding interest rate derivative that is designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional

Interest Rate Swap	$60,000

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of September 30, 2012 and December 31, 2011.

	Liability Derivatives As of September 30, 2012		Liability Derivatives As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as cash flow hedges:

Interest rate swaps	Other liabilities	$10,265	Other liabilities	$8,396

The table below presents the effect of the Company’s derivative financial instruments on comprehensive income for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Amount of loss recognized in comprehensive income on derivative, net	$(1,121)	(5,847)	(3,412)	(7,524)
Amount of loss reclassified from accumulated comprehensive income into interest expense	519	526	1,543	1,548

Unrealized loss on derivative	$(602)	(5,321)	(1,869)	(5,976)

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

As of September 30, 2012, the fair value of derivatives in a liability position related to this agreement was $10,265. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of $11,268.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

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

Obligations under the Credit Agreements were scheduled to mature on June 21, 2014.  Borrowings under the Credit Agreements bore interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the Company’s leverage ratio.

On August 21, 2012, the Company entered into amendments to the Credit Agreements to, among other things, (1) extend the maturity date of the line of credit facility to August 20, 2016 and of the term loan to August 20, 2017; (2) increase the amount borrowed under the term loan to $175,000 and increase the aggregate commitment of the Company’s line of credit facility to $275,000, which includes the $100,000 accordion feature; and (3) reduce the graduated spread that varies with the Company’s leverage ratio.  In conjunction with these amendments, the Company paid approximately $2,280 in fees and costs.

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the Credit Agreements.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of September 30, 2012 and December 31, 2011, the outstanding balance on the line of credit facility was $55,000 and $80,000, respectively.  As of September 30, 2012, the Company had up to $120,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

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

Convertible Notes

In August 2010, the Company issued $29,215 in face value of 5.0% convertible senior notes due 2029 (the “Notes”), all of which remained outstanding at September 30, 2012.

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

Holders of the Notes may convert their Notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2029, but prior to the close of business on the second business day immediately preceding November 15, 2029, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of Notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of September 30, 2012, for each $1 principal amount of Notes was 102.8807 shares of the Company’s common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $9.72 per share of common stock.

At September 30, 2012 and December 31, 2011, the Company has recorded $548 and $183, respectively of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance.  The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The following table sets forth the net carrying values of the debt and equity components included in the consolidated balance sheets at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011

Equity Component (a)		$9,345	9,321

Debt Component		$29,215	29,215
Unamortized Discount (b)	(1,004)		(1,352)

Net Carrying Value	$	`28,211	27,863

(a)          The equity component is net of unamortized equity issuance costs of $67 and $91 at September 30, 2012 and December 31, 2011, respectively.

(b)         The unamortized discount will be amortized into interest expense on a monthly basis through November 2014.

Total interest expense related to the convertible notes for the three and nine months ended September 30, 2012 and 2011 was calculated as follows:

	Three months ended September 30, 2012		Three months ended September 30, 2011		Nine months ended September 30, 2012		Nine months ended September 30, 2011

Interest expense at coupon rate	$368		1,299		1,104		3,898
Discount amortization	116		363		348		1,090

Total interest expense	$484	(a)	1,662	(b)	1,452	(a)	4,988	(b)

(a)          The effective interest rate of these convertible notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in August 2010.

(b)         Included in the three and nine months ended September 30, 2011 are the notes previously issued in 2006 with an effective interest rate of 5.875%, the rate at which a similar instrument without the conversion feature could have been obtained in November 2006.  These notes were paid in full during the year ended December 31, 2011.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

(12)         Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of September 30, 2012 and December 31, 2011, options to purchase 83 and 77 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.  The options and convertible notes were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive.

As of September 30, 2012, 271 shares of common stock issued pursuant to employment agreements were outstanding, of which 124 have vested.  Additionally, the Company issued 87 shares pursuant to employment incentives of which 48 have vested and six have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS unless the effect would be immaterial or anti-dilutive.

The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three months ended September 30, 2012		Three months ended September 30, 2011		Nine months ended September 30, 2012	Nine months ended September 30, 2011

Numerator:
Income (loss) from continuing operations	$1,328		1,671		7,334	(10,710)
Income (loss) from discontinued operations	331		1,028		(112)	1,785
Net income (loss)	1,659		2,699		7,222	(8,925)
Net (income) loss attributable to the noncontrolling interest	28		(46)		103	(111)
Net income (loss) attributable to Inland Real Estate Corporation	1,687		2,653		7,325	(9,036)
Dividends on preferred shares	(2,185)		—		(5,663)	—
Net income (loss) attributable to common stockholders	$(498)		2,653		1,662	(9,036)

Denominator:
Denominator for net income (loss) per common share — basic:
Weighted average number of common shares outstanding	89,049		88,754		88,973	88,426
Effect of dilutive securities:
Unvested restricted shares	—	(a)	116	(b)	136 (b)	— (c)
Denominator for net income (loss) per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	89,049		88,870		89,109	88,426

(a)          Unvested restricted shares of common stock, the effect of which would be anti-dilutive, were 180 for the three months ended September 30, 2012.  These shares were not included in the computation of diluted EPS as a loss from continuing operations was reported after subtracting dividends on preferred shares.

(b)         Unvested restricted shares of common stock have a dilutive impact, although it is not material to the periods presented.

(c)          Unvested restricted shares of common stock, the effect of which would be anti-dilutive, were 98 for the nine months ended September 30, 2011.  These shares were not included in the computation of diluted EPS as a loss from continuing operations was reported.

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

In November 2009, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell shares of its common stock having an aggregate offering amount of up to $100 million from time to time through BMO, acting as sales agent.  Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions (if the Company and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with BMO in this report on Form 10-Q as its ATM issuance program.  As of September 30, 2012, the Company has issued an aggregate of approximately 3,816 shares of its common stock through the ATM issuance program, since inception.  The Company received net proceeds of approximately $31,691 from the issuance of these shares, which reflects approximately $32,504 in gross proceeds, offset by approximately $813 in commissions and fees.  The Company used the proceeds from shares issued through the program for general corporate purposes, which included repayment of mortgage indebtedness secured by its properties, acquiring real property through wholly-owned subsidiaries or through the Company’s investment in one or more joint venture entities and repaying amounts outstanding on the unsecured line of credit facility, among other things.  As of September 30, 2012, approximately $67,496 remained available for sale under this issuance program.  The Sales Agency Agreement for the program expires on November 9, 2012.  The Company is currently negotiating an extension of the ATM issuance program.

In February 2012, the Company issued 2,400 shares of 8.125% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at a public offering price of $25.3906 per share, for net proceeds of approximately $59,000, after deducting the underwriting discount but before expenses.  The Company used the net proceeds of the offering to purchase additional investment properties to be owned by the Company and its unconsolidated joint ventures. As of September 30, 2012, the Company had no cumulative preferred stock dividends in arrears.

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

INLAND REAL ESTATE CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

(13)             Segment Reporting

Guidance regarding the disclosures about segments of an enterprise and related information requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise.  The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Florida, Idaho, Illinois, Indiana, Kansas, Kentucky, Massachusetts, Minnesota, Missouri, Nebraska, New York, Ohio, Tennessee, Texas, Utah, Virginia and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

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

(15)             Subsequent Events

On October 5, 2012, the Company acquired, through an installment contract, vacant land in Lincolnshire, Illinois, a suburb of Chicago, on which a Fresh Market grocery store will be built.  The total purchase price of the land is $1,400 and as of November 8, 2012, the Company has made two installment payments, totaling $570.

On October 9, 2012, the Company sold Hartford Plaza, located in Naperville, Illinois to an unaffiliated third party for $4,520, a price above its current carrying value.

On October 15, 2012, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its Series A Preferred Stock to stockholders of record at the close of business on October 1, 2012.

On October 15, 2012, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its Series A Preferred Stock.  This distribution is payable on November 15, 2012 to the stockholders of record at the close of business on November 1, 2012.

On October 17, 2012, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on October 1, 2012.

On October 17, 2012, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on November 19, 2012 to the stockholders of record at the close of business on October 31, 2012.

On October 30, 2012, the Company’s joint venture with IPCC purchased two single tenant investment properties from an unaffiliated third party for approximately $2,185.  The properties are located in Cisco, Texas and Lorain, Ohio, and contain a total of 16,400 square feet of leasable area and are each 100% leased by Family Dollar.

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

Executive Summary

We are a self-managed, publicly traded real estate investment trust (“REIT”) that owns and operates neighborhood, community, power and single tenant retail centers.  We also may construct or develop properties or render services in connection with construction or development. Through wholly-owned subsidiaries, Inland Commercial Property Management, Inc. and Inland TRS Property Management, Inc., we manage all properties we own interests in and properties managed for certain third party and related party entities.  Our investment properties are typically anchored by grocery, drug or discount stores, which provide everyday goods and services to consumers, rather than stores that sell discretionary items.  We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  As of September 30, 2012, no single tenant accounted for more than approximately 7.5% of annual base rent in our total portfolio.

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

As of September 30, 2012, we owned interests in 150 investment properties, including 42 properties that we owned indirectly through our unconsolidated joint ventures but not including our development joint venture properties, as the latter had not reached what we believe to be a stabilized occupancy rate.

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

Our focus for 2012 is to continue to grow assets under management through our joint ventures.  In April 2012, we substantially completed the overall acquisition goals of our joint venture with PGGM Private Real Estate Fund (“PGGM”) and, subsequent to the end of the third quarter, we entered into an amendment to this joint venture agreement to increase the maximum contributions of each partner.  Additionally, we formalized a 10-year extension of our joint venture agreement with New York State Teachers Retirement System (“NYSTRS”), which required no additional capital commitment to the joint venture from either partner.  Finally, we look to continue to acquire properties through our joint venture with Inland Private Capital Corporation (“IPCC”) to provide additional acquisition fee income as well as ongoing management fee income.  We will continue to explore opportunities to grow our assets under management including acquiring investment properties for our wholly-owned portfolio and exploring the opportunity to form new joint ventures.

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

Acquisitions and Dispositions

The table below presents investment property acquisitions during the nine months ended September 30, 2012 and the year ended December 31, 2011.

Date	Property	City	State		GLA Sq.Ft.	Purchase Price	Cap Rate (a)	Financial Occupancy at time of Acquisition

09/26/12	Walgreens (b)	New Bedford	MA		10,350	$2,650	8.14%	100%
08/15/12	Walgreens (b)	Villa Park	IL		12,154	4,863	7.51%	100%
06/13/12	Walgreens (b)	Milwaukee	WI		13,905	3,025	7.65%	100%
04/18/12	Orland Park Place Outlots II	Orland Park	IL		22,966	8,750	7.40%	100%
03/27/12	CVS/Walgreens Portfolio (b) (c)	(c)		(c)	55,465	23,711	6.50%	100%
03/19/12	CVS/Walgreens Portfolio (b) (d)	(d)		(d)	40,113	17,059	6.50%	100%
03/16/12	Pick N Save (b)	Sheboygan	WI		62,138	11,700	7.44%	100%
03/13/12	Mt. Pleasant Shopping Center (b) (e)	Mt. Pleasant	WI		83,334	21,320	7.20%	98%
03/06/12	Westgate Shopping Center (f)	Fairview Park	OH		241,901	73,405	7.60%	86%
02/29/12	Stone Creek Towne Center (g) (h)	Cincinnati	OH		142,824	36,000	8.00%	97%
02/24/12	Woodbury Commons (i) (j)	Woodbury	MN		116,196	10,300	6.50%	66%
02/24/12	Silver Lake Village (g) (k)	St. Anthony	MN		159,303	36,300	6.90%	87%
12/15/11	Turfway Commons (g)	Florence	KY		105,471	12,980	8.37%	95%
12/07/11	Elston Plaza (g)	Chicago	IL		88,218	18,900	6.75%	90%
11/29/11	Brownstones Shopping Center(g)	Brookfield	WI		137,821	24,100	7.00%	96%
11/01/11	Bradley Commons	Bradley	IL		174,782	25,820	7.45%	93%
09/21/11	Champlin Marketplace (g)	Champlin	MN		88,577	13,200	6.40%	89%
06/14/11	Walgreens Portfolio (b) (l)	(l)		(l)	85,920	32,027	(l)	100%
06/02/11	Red Top Plaza (g)	Libertyville	IL		151,840	19,762	7.39%	81%
04/13/11	Triple Net Leased Portfolio (b) (m)	(m)		(m)	107,962	46,931	(m)	100%
03/24/11	Mariano’s Fresh Market (b)	Arlington Heights	IL		66,393	20,800	7.41%	100%
01/11/11	Joffco Square (g)	Chicago	IL		95,204	23,800	7.15%	83%

					2,062,837	$487,403

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

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the nine months ended September 30, 2012 and the year ended December 31, 2011.

Date	Property	City	State		GLA Sq. Ft.	Sale Price	Gain on Sale

08/01/12	Walgreens	Jennings	MO		15,120	$2,250	349
06/15/12	Riverplace Center	Noblesville	IN		74,414	4,450	—
06/07/12	Grand Traverse Crossings	Traverse City	MI		21,337	1,150	—
02/29/12	Walgreens Portfolio (a) (b)	(b)		(b)	85,920	36,272	—
11/30/11	Triple Net Leased Portfolio (a) (c)	(c)		(c)	107,962	53,718	—
10/28/11	Orland Park Retail	Orland Park	IL		8,500	975	59
10/07/11	Rose Plaza East and West	Naperville	IL		25,993	5,050	895
08/18/11	Park Center Plaza (partial)	Tinley Park	IL		61,000	3,000	358
07/21/11	Mariano’s Fresh Market (a)	Arlington Heights	IL		66,393	23,430	—
07/21/11	National Retail Portfolio (a) (d)	(d)		(d)	108,855	40,313
05/25/11	University of Phoenix (a)	Meridian	ID		36,773	10,698	—
02/14/11	Schaumburg Golf Road Retail	Schaumburg	IL		9,988	2,150	197

					622,255	$183,456	$1,858

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

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 27, 2012, under the heading “Critical Accounting Policies.”  We note no significant changes have been made to the critical accounting policies subsequent to December 31, 2011.

Liquidity and Capital Resources

Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at September 30, 2012 and December 31, 2011 were $10,865 and $7,751, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during the nine months ended September 30, 2012 and 2011.

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

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, earnings we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of September 30, 2012, we were in compliance with all financial covenants applicable to us.  We had up to $120,000 available under our $175,000 line of credit facility and an additional $100,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the other borrowings under the line of credit facility.  The lending group is not obligated to approve access to the additional funds.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for interest expense on our debt obligations, for purchasing additional investment properties and capital commitments at existing investment properties, to meet joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

In November 2009, we entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell up to $100 million of our common stock from time to time through BMO, acting as sales agent.  Offers and sales of shares of our common stock may be made in privately negotiated transactions (if we and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  We have referred to the arrangement with BMO in this report on Form 10-Q as our ATM issuance program.  As of September 30, 2012, we have issued an aggregate of approximately 3,816 shares of our common stock through the ATM issuance program, since inception.  We received net proceeds of approximately $31,691 from the issuance of these shares, comprised of approximately $32,504 in gross proceeds, offset by approximately $813 in commissions and fees.  We used the proceeds from shares issued through the program for general corporate purposes, which included repayment of mortgage indebtedness secured by our properties, acquiring real property through wholly-owned subsidiaries or through our investment in one or more joint venture entities and repaying amounts outstanding on our unsecured line of credit facility, among other things.  As of September 30, 2012, shares representing approximately $67,496 remained available for sale under this issuance program.  The Sales Agency Agreement for the program expires on November 9, 2012.  We are currently negotiating an extension of the ATM issuance program.

We also own marketable securities of other entities, including REITs.  These investments are generally liquid and could be sold to generate liquidity.  These investments in available-for-sale securities totaled $7,740 at September 30, 2012, consisting of preferred and common stock investments.  At September 30, 2012, we had recorded an accumulated net unrealized gain of $858 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the three and nine months ended September 30, 2012, we realized gains on sale of $305 and $1,396, respectively, as compared to $30 and $1,264 during the three and nine months ended September 30, 2011,  respectively.

In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements and current distributions.  Monthly debt service requirements are primarily interest although certain of our secured mortgages require monthly principal amortization.

Reference is made to the Total Debt Maturity Schedule in Note 11, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of September 30, 2012, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Approximately $50,200 of consolidated debt matures prior to the end of 2012.  Subsequent to September 30, 2012, we repaid $12,500 of this maturing debt using available cash and a $10,000 draw on our line of credit facility.  We are in discussions with the lender to refinance the remaining maturing debt, which we currently expect to be at a rate less than the current weighted average rate of 4.0% on the maturing debt.

Subsequent to September 30, 2012, we entered into a First Amendment (the “Amendment”) to the Limited Partnership Agreement of our joint venture with PGGM.  Subject to the terms and conditions of the Amendment, the partners increased the maximum contribution obligations to allow for the acquisition of an additional $400,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets.  The Amendment increases our maximum total contribution from approximately $160,000 to $280,000.  PGGM’s maximum total equity contribution has been increased from approximately $130,000 to $230,000.  The Amendment allows for a two-year investment period.  We will fund our equity commitment with draws on our line of credit facility, proceeds from sales of investment properties, proceeds from financing unencumbered properties or the sale of preferred and/or common stock.

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

In an effort to trigger discussions with the special servicer, we ceased paying the monthly debt service on the loans for both phases.  As a result, and as expected, the lender issued a notice of default under the loan documents.  The total outstanding balance of the debt on both phases of the property, which is in default, is $90,200, of which $71,600 is non-recourse and approximately $18,600 has been guaranteed by us.  As of the date of this report, the amount in arrears, equal to unpaid principal, interest and late charges is approximately $3,800.  We have had discussions with the special servicer, but have not yet been able to reach an agreement to resolve the issue.  The lender has opted to attempt to sell the notes.  Although we intend to participate in the note sale and submit a bid to purchase the notes, there is no assurance we will be successful.  If the notes are sold to another bidder, there is no assurance that the purchasing bidder will work with us to reach an agreeable solution.  The lender may attempt to enforce its rights under the loan documents and has several non-exclusive options available to it, including, without limitation, declaring all or any portion of the debt immediately due and payable, initiating foreclosure proceedings or suing the borrower.  If the borrower is sued or the parties otherwise fail to reach an agreement, our obligation under our aforementioned guarantee would likely be triggered.  We cannot currently estimate what the impact to the consolidated financial statements will be until a final outcome has been reached.  If we are required to fulfill our obligations under our partial guarantee of the loan, fulfilling those guarantee obligations could have a material adverse effect on our consolidated statements of operations and comprehensive income for the period and the year in which the payment would be made.  We believe that fulfilling our guarantee obligations would not have a material impact on our consolidated balance sheets.

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011:

	2012	2011

Net cash provided by operating activities	$44,223	47,896

Net cash used in investing activities	$(155,139)	(73,327)

Net cash provided by financing activities	$114,030	19,425

2012 Compared to 2011

Net cash provided by operating activities was $44,223 for the nine months ended September 30, 2012, as compared to $47,896 for the nine months ended September 30, 2011.  The decrease in cash provided by operating activities was due primarily to a decrease in cash from property operations as a result of property contributions to our joint venture with PGGM during 2011 and 2012.  The contribution of investment properties to our joint ventures has the effect of decreasing operating cash flow but increasing cash flows from investing activity through distributions from our joint ventures.  See our discussion of results of operations for an explanation related to property operations.

Net cash used in investing activities was $155,139 for the nine months ended September 30, 2012, as compared to $73,327 for the nine months ended September 30, 2011.  The primary reason for the increase in cash used in investing activities was the use of $176,116 to purchase investment properties and $18,105 in additions to investment properties during the nine months ended September 30, 2012, as compared to the use of $99,756 to purchase investment properties and $30,095 in additions to investment properties during the nine months ended September 30, 2011.  Additionally, we used net cash of $10,228 to fund a construction loan and to purchase notes encumbered by operating properties at a discount, invested an additional $11,591 in our unconsolidated joint ventures to acquire investment properties and we received $9,816 in proceeds from the sale of property ownership interests in connection with our joint venture with IPCC during the nine months ended September 30, 2012, as compared to the receipt of $48,398 from the sale of property ownership interests during the nine months ended September 30, 2011.  This decrease was due to the timing of the sale of property ownership interests, which typically vary from period-to-period and year-to-year.  Partially offsetting this increase in cash used in investing activities was the return of capital invested in our unconsolidated joint ventures as financing was placed on certain of the investment properties and cash flow distributions from our joint ventures during the nine months ended September 30, 2012, and the receipt of $17,519 of sales proceeds from the sale of investment properties during the nine months ended September 30, 2012, as compared to $5,103 during the nine months ended September 30, 2011.

Net cash provided by financing activities was $114,030 for the nine months ended September 30, 2012, as compared to $19,425 during the nine months ended September 30, 2011.  The primary reason for the increase in cash received from financing activities was the receipt of $59,410 from the issuance of preferred shares, net of offering costs, during the nine months ended September 30, 2012, as compared to $7,484 from the issuance of common shares during the nine months ended September 30, 2011.  Additionally, we received $101,883 in loan proceeds, net of loan payoffs and $25,000 from our amended term loan during the nine months ended September 30, 2012, as compared to receiving $34,980 during the nine months ended September 30, 2011.  Partially offsetting this increase in cash provided by financing activities was a decrease in cash related to the net repayment of proceeds under our line of credit facility in the amount of $25,000 during the nine months ended September 30, 2012, as compared to net proceeds received during the nine months ended September 30, 2011 of $15,000

Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2012 and 2011, respectively.  At September 30, 2012, we had ownership interests in 29 single-user retail properties, 61 Neighborhood Centers, 23 Community Centers, 36 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the same three and nine month periods during each year, referred to herein as “same store” properties.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  Net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.

A total of 96 of our investment properties were “same store” properties during the periods presented in this report.  These properties comprise approximately 8.7 million square feet.  In the table below, “other investment properties” consists of net operating income generated by properties acquired during the nine months ended September 30, 2012 and the year ended December 31, 2011, one property in which we took over ownership control from our joint venture partner, one property held for sale, properties contributed to our joint ventures and activity from properties owned through our joint venture with IPCC while they were consolidated.   Results of operations from properties acquired through the joint venture with IPCC are consolidated until the first sale of ownership interest to investors by the joint venture.  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  The “same store” investment properties represent 92% of the square footage of our consolidated portfolio at September 30, 2012.  The following table presents the net operating income, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three and nine months ended September 30, 2012 and 2011 along with reconciliation to net income (loss) attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Rental income and tenant recoveries:
“Same store” investment properties, 96 properties
Rental income	$25,556	24,666	75,364	73,498
Tenant recovery income	8,434	8,243	26,179	27,272
Other property income	512	448	1,751	1,348
“Other investment properties”
Rental income	3,564	4,501	10,472	14,363
Tenant recovery income	686	1,532	2,205	5,870
Other property income	73	5	131	59
Total rental and additional rental income	$38,825	39,395	116,102	122,410

Property operating expenses:
“Same store” investment properties, 96 properties
Property operating expenses	$4,306	4,759	13,787	16,346
Real estate tax expense	7,203	6,814	20,638	20,163
“Other investment properties”
Property operating expenses	435	593	1,488	2,680
Real estate tax expense	496	1,397	1,747	4,602
Total property operating expenses	$12,440	13,563	37,660	43,791

Property net operating income
“Same store” investment properties	$22,993	21,784	68,869	65,609
“Other investment properties”	3,392	4,048	9,573	13,010
Total property net operating income	$26,385	25,832	78,442	78,619

Other income:
Straight-line rents	82	553	562	1,355
Amortization of lease intangibles	497	54	545	310
Other income	391	421	2,856	2,181
Fee income from unconsolidated joint ventures	1,486	1,740	3,554	4,240
Gain (loss) from change in control of investment properties	—	—	1,043	(1,400)
Loss on sale of investment properties	(23)	—	(23)	—
Gain on sale of joint venture interest	112	360	176	913

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiaries	(334)	209	4,347	1,154
Bad debt expense	(854)	(826)	(2,514)	(3,453)
Depreciation and amortization	(13,787)	(12,850)	(42,819)	(37,830)
General and administrative expenses	(4,314)	(3,335)	(13,273)	(10,809)
Interest expense	(9,155)	(10,500)	(27,193)	(32,446)
Provision for asset impairment	—	—	—	(5,223)
Equity in earnings (loss) of unconsolidated ventures	842	13	1,631	(8,321)

Income (loss) from continuing operations	1,328	1,671	7,334	(10,710)
Income (loss) from discontinued operations	331	1,028	(112)	1,785
Net income (loss)	1,659	2,699	7,222	(8,925)

Net(income) loss attributable to the noncontrolling interest	28	(46)	103	(111)
Net income(loss) attributable to Inland Real Estate Corporation	1,687	2,653	7,325	(9,036)

Dividends on preferred shares	(2,185)	—	(5,663)	—

Net income (loss) attributable to common stockholders	$(498)	2,653	1,662	(9,036)

On a “same store” basis, (comparing the results of operations of the investment properties owned during the three and nine months ended September 30, 2012 with the results of the same investment properties during the three and nine months ended September 30, 2011), property net operating income increased $1,209 with total rental and additional rental income increasing $1,145 and total property operating expenses decreasing $64 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.  Property net operating income increased $3,260 with total rental and additional rental income increasing $1,176 and total property operating expenses decreasing $2,084 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Net income (loss) attributable to common stockholders decreased $3,151 and increased $10,698 for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011.  In addition to the items discussed below, net income (loss) attributable to common stockholders was negatively impacted by dividends declared to preferred stockholders.

Rental income increased $890 and $1,866, on a “same store” basis, for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively, primarily due to the effect of income from leases signed during 2011 and early 2012 and the end of any associated rent abatement periods.  Total rental income decreased $47 and $2,025, for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively, reflecting a decrease in rental income from our “other investment properties.”  This decrease is primarily due to the contribution of properties to our joint venture with PGGM during 2011 and 2012.  This decrease is partially offset by properties acquired during these same periods.

Tenant recovery income increased $191 and decreased $1,093, on a “same store” basis, for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011.  Total tenant recovery income decreased $655 and $4,758 for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011.  The primary reason for the decrease in tenant recovery income is a corresponding decrease in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases.

Property operating expenses decreased $453 and $2,559 on a “same store” basis, for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011.  Total property operating expenses decreased $611 and $3,751 for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively.  The decrease in property operating expenses during the nine month period is due primarily to decreased snow removal costs.  Additionally, the decrease in property operating expenses is a result of the contribution of properties to our joint venture with PGGM during 2011 and 2012.

Real estate tax expense increased $389 and $475, on a “same store” basis, for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively.  Total real estate tax expense decreased $512 and $2,380 for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively.  The change in real estate tax expense is a result of changes in the assessed values of our investment properties or the tax rates charged by the various taxing authorities.  Additionally, the decrease in total real estate tax expense is a result of the contribution of properties to our joint venture with PGGM during 2011 and 2012.

Other income decreased $30 and increased $675 for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively.  The increase during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011 is due to the settlement of an outstanding obligation with a former seller and increased gains on the sale of investment securities.

Fee income from unconsolidated joint ventures decreased $254 and $686 for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011.  The decrease is due in most part to a decrease in acquisition fees earned on sales of interests through our joint venture with IPCC.  This decrease was offset by increased management fees from our unconsolidated joint ventures due to an increased number of properties under management during the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011.

During the nine months ended September 30, 2012, we negotiated, on behalf of the joint venture, with the lender of the North Aurora Town Center development properties to repay the mortgage payable, which matured in July 2011, at a discount.  We contributed $10,000 to repay the entire $30,537 outstanding mortgage, resulting in a gain on the extinguishment of debt in the amount of $20,537.  In conjunction with this debt repayment, the joint ventures previously established to develop these properties were dissolved and the development properties and remaining indebtedness were consolidated by us.  We valued these properties utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, including discount rates and capitalization rates applied to the expected future cash flows of the property.  The consolidation resulted in a gain to us of $1,043 for the nine months ended September 30, 2012.  We estimated the fair value of the remaining debt by discounting the future cash flows of the instrument at rates currently offered for similar debt instruments. The gain from the change in control transaction is reflected as gain (loss) from change in control of investment properties on the accompanying consolidated statements of operations and comprehensive income.

During the nine months ended September 30, 2011, we took control of Orchard Crossing, a property previously held through our joint venture with Pine Tree.  We valued the property utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, including discount rates and capitalization rates applied to the expected future cash flows of the property. The consolidation resulted in a net loss to us of $1,400 for the nine months ended September 30, 2011. We estimated the fair value of debt by discounting the future cash flows of the instrument at rates currently offered for similar debt instruments. The loss from the change in control transaction is reflected as gain (loss) from change in control of investment properties on the accompanying consolidated statements of operations and comprehensive income.

Gain on sale of joint venture interest decreased $248 and $737 for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011 due to decreased gains on sale in connection with sales of interest in properties through our joint venture with IPCC.

Bad debt expense increased $28 and decreased $939 for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively.  The decrease in bad debt expense is due to fewer tenant bankruptcies and tenant failures.

Depreciation and amortization increased $937 and $4,989 for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively, due to depreciation expense recorded on newly acquired investment properties and the write off of tenant improvement assets, as a result of early lease terminations.

General and administrative expenses increased $979 and $2,464 for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011.  The increase is due to an increase in payroll and related items as a result of additional staff.  This increase during the nine months September 30, 2012, as compared to the nine months ended September 30, 2011 is due to additional costs incurred for the acquisition of investment properties.

Interest expense decreased $1,345 and $5,253 for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively.  The decrease is primarily due to a decrease of approximately $1,179 during the three month period and approximately $3,536 during the nine month period of interest expense and the related discount amortization that we eliminated by repurchasing our convertible notes during 2011.  Interest expense on our mortgages payable decreased approximately $190 during the three month periods and approximately $1,598 during the nine months periods due in most part to the contribution of investment properties to our joint venture with PGGM during 2011 and 2012.  Additionally, the weighted average interest rate on total consolidated debt was 4.09% as of September 30, 2012, as compared to $4.55% as of September 30, 2011.  These decreases were partially offset by increased interest on our unsecured term loan due in most part to nine months of interest in 2012 for the new $50,000 term loan and no interest in the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, we recorded a provision for asset impairment of $479 related to two investment properties that were sold at prices below our current carrying value and required adjustments.  This impairment adjustment is included in income (loss) from discontinued operations on the accompanying consolidated statements of operations and comprehensive income.  During the nine months ended September 30, 2011, we recorded a provision for asset impairment of $5,223 to record our investment in three development joint ventures at fair value.

Equity in earnings (loss) of unconsolidated joint ventures increased $829 and $9,952 for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively.  During the nine months ended September 30, 2011, we recorded a total $17,387 of impairment losses related to our development joint ventures.  Our pro rata share of this loss, equal to $7,824, is included in this line item on the accompanying consolidated statements of operations and comprehensive income.

Portfolio Activity

During the nine months ended September 30, 2012, we executed 36 new, 118 renewal and 40 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately 683,000 square feet on our consolidated portfolio.  The 36 new leases comprise approximately 189,000 square feet with an average rental rate of $14.44 per square foot, a 21.6% increase over the average expiring rate.  The 118 renewal leases comprise approximately 331,000 square feet with an average rental rate of $17.02 per square foot, a 7.5% increase over the average expiring rate.  The 40 non-comparable leases comprise approximately 163,000 square feet with an average base rent of $12.80 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements.  For leases signed during the prior 24 months, the average leasing commission was approximately $5 per square foot, the average cost for tenant improvements was approximately $20 per square foot and the average period given for rent concessions was three to five months.  Leasing commission, tenant improvement costs and average rent concession periods in leases signed during the three and nine months ended September 30, 2012 are consistent with these 24-month averages.

During the remainder of 2012, 60 leases, comprising approximately 160,000 square feet and accounting for approximately 2.1% of our annualized base rent, will be expiring in our consolidated portfolio.  None of the expiring leases is deemed to be material to our financial results.  The weighted average expiring rate on these leases is $15.55 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

Supervalu, Inc., the largest tenant in our total portfolio based on percentage of annual base rent and square footage, recently announced its intention to explore “strategic alternatives” for the company, primarily the sale of all or some its assets.  As of September 30, 2012, Supervalu represented approximately 7.5% of annual base rent and approximately 8.4% of gross leasable area in our total portfolio.  Supervalu is the third largest grocer in the nation, and operates multiple regional grocery chains, licensed grocery operations and a grocery distribution business.  Supervalu is a tenant in both the Minneapolis/St Paul and Chicagoland markets under the Cub Foods and Jewel-Osco brands, respectively.  We believe that Cub Foods and Jewel-Osco represent two of the strongest and well established brands in the Supervalu group of grocery operators and should maintain their relevance as grocery operators.

Occupancy as of September 30, 2012, June 30, 2012, and September 30, 2011 for our consolidated, unconsolidated and total portfolios is summarized below:

Consolidated Occupancy (a)	As of September 30, 2012	As of June 30, 2012	As of September 30, 2011

Leased Occupancy (b)	90.8%	90.7%	93.4%
Financial Occupancy (c)	88.4%	88.0%	87.5%
Same Store Financial Occupancy	89.2%	88.4%	87.2%

Unconsolidated Occupancy (a) (d)	As of September 30, 2012	As of June 30, 2012	As of September 30, 2011

Leased Occupancy (b)	97.1%	96.7%	95.9%
Financial Occupancy (c)	94.4%	94.6%	94.4%
Same Store Financial Occupancy	94.9%	95.4%	93.3%

Total Occupancy	As of September 30, 2012	As of June 30, 2012	As of September 30, 2011

Leased Occupancy (b)	93.1%	92.9%	94.1%
Financial Occupancy (c)	90.6%	90.4%	89.4%
Same Store Financial Occupancy	90.5%	90.1%	88.7%
Financial Occupancy excluding properties held through the joint venture with IPCC (e)	90.4%	90.1%	89.2%

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

(d)                                 Unconsolidated occupancy includes 100% of the square footage of the related properties.

(e)                                  Due to the occupancy fluctuations produced by the temporary ownership of the properties within this joint venture, we disclose occupancy rates excluding these properties.  We believe the additional disclosure allows investors to evaluate the occupancy of the portfolio of properties we expect to own longer term.

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

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Reference is made to Note 3, “Unconsolidated Joint Ventures” to the accompanying consolidated financial statements for a discussion of our unconsolidated joint ventures as of September 30, 2012, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the nine months ended September 30, 2012, we dissolved our joint venture with NARE for all phases of the North Aurora Town Center development in conjunction with a negotiated discounted payoff of the debt encumbering the property, for which we put in the equity.  As a result of the dissolution of this joint venture, the property became a consolidated, non-operating property which has been recorded at its fair value.

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

Non-GAAP Financial Measures

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental measure to compare our performance and operations to other REITs.  Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities in which the REIT holds an interest, which NAREIT has further elaborated to exclude impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate.  We have adopted the NAREIT definition for computing FFO.  We adjust FFO for the impact of non-cash impairment charges, net of taxes recorded in comparable periods, in order to present the performance of our core portfolio operations.  Management uses the calculation of FFO and FFO adjusted for several reasons.  FFO is used in certain employment agreements we have with our executives to determine a portion of incentive compensation payable to them.  Additionally, we use FFO and FFO adjusted to compare our performance to that of other REITs in our peer group.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.  The following table reflects our FFO and FFO adjusted for the periods presented, reconciled to net income (loss) attributable to common stockholders for these periods:

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Net income (loss) attributable to common stockholders	$(498)	2,653	1,662	(9,036)
Gain on sale of investment properties	(722)	(358)	(722)	(555)
(Gain) loss from change in control of investment properties	—	—	(1,043)	1,400
Impairment of depreciable operating property	—	—	479	—
Equity in depreciation and amortization of unconsolidated joint ventures	6,839	3,713	18,023	10,393
Amortization on in-place lease intangibles	2,690	1,869	6,925	5,247
Amortization on leasing commissions	372	333	1,357	1,050
Depreciation, net of noncontrolling interest	10,716	11,121	34,683	32,017

Funds From Operations attributable to common stockholders	19,397	19,331	61,364	40,516

Provision for asset impairment	—	—	—	5,223
Provision for asset impairment included in equity in earnings (loss) of unconsolidated joint ventures	—	—	—	7,824
Other non-cash adjustments	90	331	296	842
Provision for income taxes
Income tax adjustments	—	—	(4,810)	(1,368)

Funds From Operations attributable to common stockholders, adjusted	$19,487	19,662	56,850	53,037

Net income (loss) attributable to common stockholders per weighted average common share — basic and diluted	$(0.01)	0.03	0.02	(0.10)

Funds From Operations attributable to common stockholders, per weighted average common share — basic and diluted	$0.22	0.22	0.69	0.46

Funds From Operations attributable to common stockholders, adjusted, per weighted average common share — basic and diluted	$0.22	0.22	0.64	0.60

Weighted average number of common shares outstanding, basic	89,049	88,754	88,973	88,426

Weighted average number of common shares outstanding, diluted	89,229	88,870	89,109	88,524

Distributions declared, common	$12,721	12,668	38,104	37,911
Distributions per common share	$0.14	0.14	0.43	0.43

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

We believe EBITDA is an important supplemental non-GAAP measure.  We utilize EBITDA to calculate our interest expense coverage ratio, which equals EBITDA divided by total interest expense.  We believe that using EBITDA, which excludes the effect of non-operating expenses and non-cash charges, all of which are based on historical cost and may be of limited significance in evaluating current performance, facilitates comparison of core operating profitability between periods and between REITs, particularly in light of the use of EBITDA by a seemingly large number of REITs in their reports on Forms 10-Q and 10-K.  We believe that investors should consider EBITDA in conjunction with net income and the other required U.S. GAAP measures of our performance to improve their understanding of our operating results.  We adjust EBITDA for the impact of non-cash impairment charges in comparable periods in order to present the performance of our core portfolio operations.

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Net income (loss)	$1,659	2,699	7,222	(8,925)
Net (income) loss attributable to noncontrolling interest	28	(46)	103	(111)
Gain on sale of investment properties	(722)	(358)	(722)	(555)
(Gain) loss from change in control of investment properties	—	—	(1,043)	1,400
Income tax (benefit) expense of taxable REIT subsidiaries	334	(209)	(4,347)	(1,154)
Interest expense	9,155	10,500	27,193	32,446
Interest expense associated with discontinued operations	—	—	—	88
Interest expense associated with unconsolidated joint ventures	3,023	2,295	8,572	6,354
Depreciation and amortization	13,787	12,850	42,819	37,830
Depreciation and amortization associated with discontinued operations	5	209	161	631
Depreciation and amortization associated with unconsolidated joint ventures	6,839	3,713	18,023	10,393

EBITDA	34,108	31,653	97,981	78,397

Provision for asset impairment	—	—	479	5,223
Provision for asset impairment included in equity in earnings (loss) of unconsolidated joint ventures	—	—	—	7,824
Other non-cash adjustments	90	331	296	842

EBITDA, adjusted	$34,198	31,984	98,756	92,296

Total Interest Expense	$12,178	12,795	35,765	38,888

EBITDA: Interest Expense Coverage Ratio	2.8 x	2.5 x	2.7 x	2.0 x

EBITDA: Interest Expense Coverage Ratio, adjusted	2.8 x	2.5 x	2.8 x	2.4 x

Subsequent Events

Reference is made to Note 15, “Subsequent Events” to the accompanying consolidated financial statements for a discussion of our subsequent event disclosures, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  As of September 30, 2012, we have one interest rate swap contract, which was entered into as a requirement under a secured mortgage.

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

Reference is made to the Total Debt Maturity Schedule in Note 11, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of September 30, 2012, which is incorporated into this Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

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

At September 30, 2012, approximately $338,723, or 45%, of our debt has variable interest rates averaging 2.61%.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 1.0% annualized increase in interest rates would have increased our interest expense by approximately $2,540 for the nine months ended September 30, 2012.

Equity Price Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices is a result of our investment in securities.  At September 30, 2012, our investment in securities, classified as available for sale, totaled $7,740.  The carrying values of investments in securities subject to equity price risks are based on quoted market prices as of the date of the consolidated balance sheets.  Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  Fluctuation in the market price of a security may result from any number of factors including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments and general market conditions.  Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.  We do not engage in derivative or other hedging transactions to manage our equity price risk.

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

Based on management’s evaluation as of September 30, 2012, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

We are not party to, and none of our properties is subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The Company has stopped making payments on the debt encumbering the Algonquin Commons investment property, which is a default under the loan documents; if the Company is required to fulfill its obligations under its partial guarantee of the loan, paying the guarantee could have a material adverse effect on the Company’s consolidated statements of operations and comprehensive income for the period and the year in which the payment would be made.  The Company ceased paying the monthly debt service on the loans for both phases of the investment property known as Algonquin Commons, which is owned by a wholly owned subsidiary of the Company, because the property is not generating sufficient cash flow to resume paying both principal and interest payments on the outstanding debt.  The total outstanding balance of the debt on both phases of the property is $90,200, of which $71,600 is non-recourse and approximately $18,600 has been guaranteed by the Company.  The lender is attempting to sell the notes but has other non-exclusive options under the loan documents, including, but not limited to, declaring all or any portion of the debt immediately due and payable, initiating foreclosure proceedings or suing the borrower.  The Company cannot currently estimate what the impact to the consolidated financial statements would be and may not be able to do so until a final outcome has been determined.  If the Company is required to fulfill its obligations under its partial guarantee of the loan, paying the guarantee could have a material adverse effect on the Company’s consolidated statements of operations and comprehensive income for the period and the year in which the payment would be made.  The Company believes that fulfilling its guarantee obligations would not have a material impact on its consolidated balance sheets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Information on a note default is set forth in the second and third paragraphs under the caption “Mortgages Payable” in Note 11 to the consolidated financial statements in Part I of this Form 10-Q, and incorporated by reference into this Item 3.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference:

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant, as amended (*)

3.2	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (1)

3.3	Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (*)

4.1	Specimen Stock Certificate (2)

4.2	Dividend Reinvestment Plan of the Registrant (3)

10.1

First Amendment to the Limited Partnership Agreement of INP Retail, L.P. made and entered into as of October 9, 2012 among the Company, Stichting Depositary PGGM Private Real Estate Fund (“Depositary”), a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, a Dutch fund for the joint account of the participants, and INP Retail Management Company, LLC. (4)

10.2

Second Amended and Restated Term Loan Agreement, dated as of August 21, 2012, among Inland Real Estate Corporation and KeyBank National Association, as Lender and Administrative Agent; Wells Fargo Bank, National Association and Bank of America, N.A., as Lenders and Co- Syndication Agents; KeyBanc Capital Markets, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Co-Lead Arrangers; RBS Citizens, National Association d/b/a Charter One, as a Lender and as Co-Documentation Agent; BMO Capital Markets, as Co- Documentation Agent; PNC Bank, National Association as a Lender and the other entities which may become parties as additional Lenders (5)

10.3

Fifth Amended and Restated Credit Agreement, dated as of August 21, 2012, among Inland Real Estate Corporation and KeyBank National Association, as Lender and Administrative Agent; Wells Fargo Bank, National Association and Bank of America, N.A., as Lenders and Co- Syndication Agents; KeyBanc Capital Markets, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Co-Lead Arrangers; RBS Citizens, National Association d/b/a Charter One, as a Lender and as Co-Documentation Agent; BMO Capital Markets, as Co- Documentation Agent; PNC Bank, National Association as a Lender and the other entities which may become parties as additional Lenders (6)

10.4

Second Modification Agreement (the “Agreement”) effective as of November 15, 2011, by and between Wells Fargo Bank, National, Association, as Lender, and Inland Real Estate Corporation, as Borrower. (7)

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

101

The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, filed with the Securities and Exchange Commission on November 8, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (8)

(1)

Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated April 23, 2010, as filed by the Registrant with the Securities and Exchange Commission on April 23, 2010 (file number 001-32185)

(2)

Incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

(3)	Incorporated by reference to the Registrant’s Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 15, 2009 (file number 333-160582).

(4)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 15, 2012 (file number 001-32185).

(5)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2012 (file number 001-32185)

(6)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2012 (file number 001-32185)

(7)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 7, 2012 (file number 001-32185)

(8)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(*) Filed as part of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris
President and Chief Executive Officer (principal
executive officer)
Date:	November 8, 2012

/s/ BRETT A. BROWN

By:	Brett A. Brown
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date:	November 8, 2012

Exhibit Index

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant, as amended (*)

3.2	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (1)

3.3	Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (*)

4.1	Specimen Stock Certificate (2)

4.2	Dividend Reinvestment Plan of the Registrant (3)

10.1

First Amendment to the Limited Partnership Agreement of INP Retail, L.P. made and entered into as of October 9, 2012 among the Company, Stichting Depositary PGGM Private Real Estate Fund (“Depositary”), a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, a Dutch fund for the joint account of the participants, and INP Retail Management Company, LLC. (4)

10.2

Second Amended and Restated Term Loan Agreement, dated as of August 21, 2012, among Inland Real Estate Corporation and KeyBank National Association, as Lender and Administrative Agent; Wells Fargo Bank, National Association and Bank of America, N.A., as Lenders and Co- Syndication Agents; KeyBanc Capital Markets, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Co-Lead Arrangers; RBS Citizens, National Association d/b/a Charter One, as a Lender and as Co-Documentation Agent; BMO Capital Markets, as Co- Documentation Agent; PNC Bank, National Association as a Lender and the other entities which may become parties as additional Lenders (5)

10.3

Fifth Amended and Restated Credit Agreement, dated as of August 21, 2012, among Inland Real Estate Corporation and KeyBank National Association, as Lender and Administrative Agent; Wells Fargo Bank, National Association and Bank of America, N.A., as Lenders and Co- Syndication Agents; KeyBanc Capital Markets, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Co-Lead Arrangers; RBS Citizens, National Association d/b/a Charter One, as a Lender and as Co-Documentation Agent; BMO Capital Markets, as Co- Documentation Agent; PNC Bank, National Association as a Lender and the other entities which may become parties as additional Lenders (6)

10.4

Second Modification Agreement (the “Agreement”) effective as of November 15, 2011, by and between Wells Fargo Bank, National, Association, as Lender, and Inland Real Estate Corporation, as Borrower. (7)

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

101

The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, filed with the Securities and Exchange Commission on November 8, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (8)

(1)

Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated April 23, 2010, as filed by the Registrant with the Securities and Exchange Commission on April 23, 2010 (file number 001-32185)

(2)

Incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (file number 333-107077).

(3)	Incorporated by reference to the Registrant’s Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 15, 2009 (file number 333-160582).

(4)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 15, 2012 (file number 001-32185).

(5)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2012 (file number 001-32185)

(6)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2012 (file number 001-32185)

(7)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 7, 2012 (file number 001-32185)

(8)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(*) Filed as part of this document.