Form 10-Q/A
period 2012-09-30
INLAND REAL ESTATE CORP
filed 2012-11-16
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of November 15, 2012, there were 89,327,440 shares of common stock outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 ( “Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, as filed with the Securities and Exchange Commission on November 8, 2012 (the “Original Filing”), for the purpose of adding the following to Exhibit 3.3 of the Original Filing: (i) a certificate of correction (the “Certificate of Correction”) to the Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series A Preferred”) filed with the State Department of Assessments and Taxation of Maryland (“SDAT”) on October 3, 2011 (the “October 2011 Articles Supplementary”) and (ii) additional Articles Supplementary filed with the SDAT on February 29, 2012 (the “February 2012 Articles Supplementary”) that designated additional shares of Series A Preferred stock.  We are also including an updated specimen stock certificate as Exhibit 4.1. The October Articles Supplementary were filed with the Original Filing as Exhibit 3.3.  The Certificate of Correction and the February 2012 Articles Supplementary were originally filed with the Commission with our Current Report on Form 8-K filed on March 2, 2012, as exhibits 3.1 and 3.2 thereto.  An updated Item 6 disclosure and Exhibit Index are also included with this Amendment No. 1 to reflect the inclusion of the revised Exhibit 3.3 herewith.  In connection with the filing of this Amendment No. 1, pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including currently dated certifications with this Amendment No. 1.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date it was filed, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART II - Other Information

Item 6.           Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference:

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant, as amended (*)

3.2	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (2)

3.3	Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (**)

4.1	Specimen Stock Certificate (**)

4.2	Dividend Reinvestment Plan of the Registrant (3)

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

31.1	Certification of Principal Executive Officer with the Original Filing pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer with the Original Filing pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.3	Certification of Principal Executive Officer with this Amendment No. 1 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)

31.4	Certification of Principal Financial Officer with this Amendment No. 1 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

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

(*)	Filed as part of the Original Filing.

(**)	Filed as part of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris
President and Chief Executive Officer (principal
executive officer)
Date:	November 16, 2012

/s/ BRETT A. BROWN

By:	Brett A. Brown
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date:	November 16, 2012

Exhibit Index

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant, as amended (*)

3.2	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (2)

3.3	Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (**)

4.1	Specimen Stock Certificate (**)

4.2	Dividend Reinvestment Plan of the Registrant (3)

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

31.1	Certification of Principal Executive Officer with the Original Filing pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer with the Original Filing pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.3	Certification of Principal Executive Officer with this Amendment No. 1 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)

31.4	Certification of Principal Financial Officer with this Amendment No. 1 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

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

(*)	Filed as part of the Original Filing.

(**)	Filed as part of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.