Form 10-K
period 2012-12-31
INLAND REAL ESTATE CORP
filed 2013-02-28
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2012

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

Title of each class:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒ No  ☐

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of June 30, 2012, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $643,602,067.

As of February 28, 2013 there were 89,947,822 shares of common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant’s proxy statement for the annual stockholders meeting to be held in 2013 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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

Item 1.  Business

General

We strive to be a leading owner and operator of high quality, necessity and value based retail centers in prime locations throughout the United States. We seek to continually enhance shareholder value by providing predictable, sustainable cash flows through the expert management and strategic improvement of our portfolio of premier retail properties.

We have elected to be taxed as a real estate investment trust ("REIT"). We are a Maryland corporation formed on May 12, 1994.  To date, we have focused on open-air neighborhood, community and power shopping centers and single-tenant retail properties located primarily in the Midwestern United States. Approximately sixty percent of our total retail portfolio (consolidated plus unconsolidated) gross leasable area (“GLA”) is located in the Chicago Metropolitan Statistical Area (“MSA”), with our second largest market concentration being approximately eighteen percent in the Minneapolis-St. Paul MSA.  As of December 31, 2012, we owned interests in 157 investment properties, including those owned through our unconsolidated joint ventures, comprised of:

•	Fifty-nine neighborhood retail centers totaling approximately 4,148,000 gross leasable square feet;

•	Twenty-three community centers totaling approximately 3,264,000 gross leasable square feet;

•	Thirty-seven power centers totaling approximately 5,718,000 gross leasable square feet;

•	One lifestyle center totaling approximately 564,000 gross leasable square feet; and

•	Thirty-seven single-user properties totaling approximately 1,501,000 gross leasable square feet.
Management has implemented external growth initiatives that utilize our financing, acquisition, leasing and property management expertise to drive incremental income growth.  Our external growth initiatives consist of three types of unconsolidated joint venture activities:  a joint venture with Inland Private Capital Corporation (“IPCC”), formerly Inland Real Estate Exchange Corporation, through which we source, acquire and manage properties for 1031 tenant-in-common (“TIC”) or Delaware Statutory Trust (“DST”) buyers and asset-based joint ventures with New York State Teachers Retirement System (“NYSTRS”) and PGGM Private Real Estate Fund (“PGGM”), through which we source, acquire and manage Midwest retail properties

Our asset-based ventures with NYSTRS and PGGM enable us to generate fee income via the acquisition, leasing, and property management services we provide to the ventures.  The NYSTRS joint venture was formed in 2004 and has a current gross book value of approximately $346,000 of stabilized retail assets in Midwest markets.  Each partner owns a 50 percent interest in the venture and shares equally in the profits and losses. The joint venture does not intend to acquire additional assets at this time.  In June 2012, we entered into an amendment to the joint venture agreement, which extends the joint venture for a ten-year term through June 30, 2022, subject to the buy/sell provisions in Article 10 of the agreement. No other changes were made to the original joint venture agreement, which is attached to this 10-K as exhibit 10.3.

The PGGM joint venture was formed in June 2010 and provided for a two-year investment period in which to acquire grocery-anchored and community retail centers in Midwestern U.S. markets. In October 2012, we entered into an amendment to the Limited Partnership Agreement, which increased the maximum contributions of each partner to allow for the acquisition of additional centers and extended the investment period an additional two-years. As of December 31, 2012, the PGGM joint venture had a gross book value of approximately $555,000 of stabilized retail assets. PGGM owns a 45 percent interest and we own a 55 percent interest in the joint venture and share in the profits and losses at the respective ownership percentages.

Our joint venture with IPCC, originally formed in 2006, leverages our respective skill sets to access the growth potential of the 1031 TIC and DST market and increase our fee income.  In accordance with the agreement, we source properties and provide financing, acquisition and asset management expertise through the venture, while IPCC provides syndication expertise and access, through Inland Securities Corporation, to a network of broker dealers that market the properties to TIC and DST investors.  We believe our joint venture with IPCC enables us to effectively manage our resources due to the revolving nature of the investment capital and is a capital-efficient means to generate additional transaction fee income and a long-term management fee income stream which is received for managing properties for TIC and DST entities. The existing joint venture agreement expired December 31, 2012. Subsequent to that date, the partners have entered into an amendment to the agreement to extend the joint venture through December 31, 2014 and change the fee structure. We have agreed to lower our initial acquisition fee, which is a one-time transaction fee and slightly decrease the fee charged for property management. In exchange for these reduced fees, we will now be paid an asset management fee on each property acquired that will be earned throughout the management period. We believe this new fee structure will benefit us because we are increasing our long-term recurring fee income stream in exchange for reduced one-time fees.

In addition to our external growth strategies, we have the following internal growth strategies:

•	Continue to enhance the value of our portfolio through additional repositioning and redevelopment initiatives.

•	Redeploy capital from dispositions of non-core, limited growth assets into acquisitions of high quality retail assets at better than market rates.

•
Continue to reduce the cost and extend the term of our debt and reduce our overall leverage over time, which will improve our financial flexibility and liquidity by maintaining access to multiple sources of capital.

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

Segments

We assess and measure operating results on an individual property basis.  Since all of our investment properties exhibit highly similar economic characteristics, generally have tenants that offer products catering to the day-to-day living needs of individuals and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.  See footnote 16 to the accompanying consolidated financial statements for a discussion of our segment reporting.  Information for each of the last five fiscal years about revenues, a measure of income and total assets, can be found in Item 6 of this Form 10-K.

Significant Tenants

We derive significant revenues from anchor tenants such as Safeway, Roundy's and Carmax, which are our three largest anchor tenants in our consolidated portfolio and accounted for 4.13%, 3.89% and 3.69%, respectively of our consolidated annualized base rent for the year ended December 31, 2012. Vacated anchor space can reduce rental revenues generated by the shopping center because of the loss of the departed anchor tenant's customer drawing power. Certain anchors have the right to vacate and hinder re-tenanting by paying rent for the balance of the term. If a significant tenant vacates a property, then other tenants at the property may be entitled to terminate their lease or reduce the amount of their rental obligation. The loss of a significant number of the locations of these anchor tenants, or the inability of them to pay rent, could have a material adverse effect on our business.

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

We engage in certain activities through our wholly owned taxable REIT subsidiaries (“TRS entities”), Inland Venture Corporation (“IVC”), Inland Exchange Venture Corporation (“IEVC”) and Inland TRS Property Management, Inc.  TRS entities engage in activities that would otherwise produce income that would not be REIT qualifying income, including, but not limited to, managing properties owned through certain of our joint ventures and the sales of ownership interests through our IPCC joint venture.  TRS entities are subject to federal and state income and franchise taxes.

Employees

As of December 31, 2012, we employed a total of 125 people, none of whom are represented by a union.

Environmental Matters

We review and monitor compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment.  For the year ended December 31, 2012, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate incurring material amounts during the remainder of the current fiscal year or the year ending December 31, 2014.

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

Executive Officers

The following sets forth certain information with regard to our executive officers as of January 1, 2013:

Mark E. Zalatoris, age 55, has served as our president and chief executive officer since April 2008 and previously served as executive vice president and chief operating officer from 2004 to 2008, and as chief financial officer and senior vice president from 2000 to 2004.

Brett A. Brown, age 48, has served as our executive vice president since 2011 and chief financial officer and treasurer since 2008. From 2008 to 2011, Mr. Brown served as our senior vice president. Mr. Brown joined us in May 2004 as vice president and chief financial officer.

Beth Sprecher Brooks, age 58, has served as our senior vice president since 2008 and as our general counsel and secretary since 2006. Ms. Sprecher Brooks joined us in November 2002, became assistant vice president in 2003 and vice president in 2005.

D. Scott Carr, age 47 has served as our executive vice president of portfolio management and chief investment officer since 2011 and has served as the president of Inland Commercial Property Management, Inc., a subsidiary of ours, since 1995. Mr. Carr became senior vice president of portfolio management in 2008.

William W. Anderson, age 54, has served as our senior vice president, transactions, since 2012 and previously served as our vice president, transactions since 2000.

Certifications

We have filed with the SEC the chief executive officer and chief financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  In addition, we have filed the certification of our chief executive officer with the New York Stock Exchange (“NYSE”) for 2012 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.  Our chief executive officer certified that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of the date of the certification.

Algonquin Commons

In June 2012, we ceased paying the monthly debt service on the mortgage loans encumbering Algonquin Commons. We had hoped to reach an agreement with the special servicer that would revise the loan structure to make continued ownership of the property economically feasible. In January 2013, we received notice that a complaint had been filed by the successors to the lender, alleging events of default under the loan documents and seeking, among other things, to foreclose on the property. Reference is made to our full disclosure of this matter in Item 3, "Legal Proceedings" which is incorporated into this Item 1. "Business."

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

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.  Our economic performance and the value of our real estate assets, and consequently the value of your shares, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to you will be adversely affected.  The following factors, among others, may adversely affect the income generated by our properties:

•	downturns in the national, regional and local economic climate;

•	competition from other retail properties;

•	local real estate market conditions, such as oversupply or reduction in demand for retail properties;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-lease space;

•	increased operating costs, including, but not limited to, insurance expense, utilities, real estate taxes, state and local taxes, and heightened security costs;

•	decreased tenant recovery income as a result of decreased occupancy;

•	civil disturbances, natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses; and

•	declines in the financial condition of our tenants and our ability to collect rents from our tenants.

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

Loss of revenues from significant tenants could reduce distributions to preferred and common stockholders and have a material adverse effect on our business. We derive significant revenues from anchor tenants such as Safeway, Roundy's and Carmax, which are our three largest anchor tenants in our consolidated portfolio and accounted for 4.13%, 3.89% and 3.69%, respectively of our consolidated annualized base rent for the year ended December 31, 2012. Vacated anchor space can reduce rental revenues generated by the shopping center because of the loss of the departed anchor tenant's customer drawing power. Certain anchors have the right to vacate and hinder re-tenanting by paying rent for the balance of the term. If a significant tenant vacates a property, then other tenants at the property may be entitled to terminate their lease or reduce the amount of their rental obligation. The loss of a significant number of the locations of these anchor tenants, or the inability of them to pay rent, could have a material adverse effect on our business. Distributions to stockholders could be adversely affected by the loss of revenues in the event a tenant becomes bankrupt or insolvent; experiences a downturn in its business; materially defaults on its leases; does not renew its leases as they expire; or renews at lower rental rates.

Leases on approximately 7% of total leased square feet in our consolidated portfolio and approximately 6% in our unconsolidated portfolio expire during 2013.  As leases expire, we may not be able to renew or re-lease space at rates comparable to, or better than, the rates contained in the expiring leases, or at all.  Leases on approximately 684,000 square feet, or approximately 7% of total leasable square feet of approximately 9,335,000 in our consolidated portfolio, will expire prior to December 31, 2013.  Leases on approximately 342,000 square feet, or approximately 6% of total leasable square feet of approximately 5,860,000 in our unconsolidated portfolio, will expire prior to December 31, 2013.  If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, revenues at the impacted properties will decline.  Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases.

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

•
we are seeking to expand our market area and may acquire properties in areas where we do not have substantial experience in, or knowledge of, the market and may lack business relationships and may be unfamiliar with local governmental and permitting procedures; and

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

Acquired properties may expose us to unknown liability.  We may acquire properties subject to known and unknown liabilities and without any recourse, or with only limited recourse to the seller.  As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it.  Unknown liabilities with respect to acquired properties might include:

•	liabilities for clean-up of undisclosed environmental contamination;

•	claims by tenants, vendors or other persons against the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We may not be able to quickly vary our portfolio.  Investments in real estate are relatively illiquid.  Except in certain circumstances, in order to continue qualifying as a REIT, we are subject to rules and regulations that limit the ability to sell investment properties within a short period of time. These rules may limit our ability to sell or otherwise dispose of a property even when doing so would be in our interest.

The recent market disruptions may adversely affect the value of our investment properties.  The recent market volatility has exerted, and may continue to exert downward pressure on the value of our investment properties and our unconsolidated joint ventures.  For example, during the years ended December 31, 2012 and 2011, we recorded approximately $722 and $2,841, respectively of such impairment charges related to certain consolidated properties.  The impairment charges were required because we determined that the carrying value of the properties were higher than their fair values and required adjustment.  No impairment charges to consolidated properties were recorded or required during the year ended December 31, 2010.  Similarly, during the years ended December 31, 2011 and 2010, we recorded approximately $7,824 and $2,498, respectively (amounts equal to our pro rata share of impairment charges on certain unconsolidated development joint venture projects) to reflect the properties at fair value and we recorded approximately $5,223 and $18,190, respectively in impairment losses to record our investment in certain unconsolidated joint ventures at their fair values. No impairment adjustments to unconsolidated investments or unconsolidated joint venture properties were recorded or required during the year ended December 31, 2012. There is no assurance we will be able to recover any of these charges upon sales of the impacted properties.

Investment Risks

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends on our preferred and distributions on our common stock.  As of December 31, 2012, we had approximately $746,576 of indebtedness, $412,361 of which was secured. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds remaining to pay dividends on our preferred and common stock.  Increases in our borrowing and the resulting increase in our leverage could affect our financial condition and make it more difficult for us to comply with our financial covenants governing our indebtedness.

If we pay distributions that exceed our cash flow from operations, we will have less funds available for other purposes and the amount of distributions may not be sustainable.  For the year ended December 31, 2012, we paid distributions totaling approximately $7,719 and $53,678 to our preferred and common stockholders, respectively.  Our net cash provided by operating activities was approximately $68,955. For the year ended December 31, 2011, we paid distributions totaling approximately $779 and $50,500 to our preferred and common stockholders, respectively.  Our net cash provided by operating activities was approximately $63,274.  To the extent that net cash provided by operating activities declines we may be forced to consider reducing our distributions or the amount that we pay in cash in order to preserve a cushion between the amount of cash distributions paid and net cash provided by operating activities.  To the extent that we pay cash distributions exceeding net cash provided by operating activities, the amount of our distribution payments may not be sustainable or we may use funds generated by financing or investing activities which could further reduce the amount of cash available for other purposes including acquiring new investment properties, funding capital expenditures on existing investment properties, funding cash requirements for our various joint ventures or repaying debt.  If these other requirements cannot be reduced, we will likely be forced to reduce the amount of our cash distributions.

We have changed the amount of our distributions in the past and may change our distribution policy in the future.  Recognizing the need to maintain maximum financial flexibility in light of the state of the capital markets, in 2009 we reduced the amount we paid monthly in distributions to $0.0475 per common share.  We have continued to pay this amount monthly and we currently expect to continue to pay monthly cash dividends at this rate in 2013, but we may change our distribution policy again at any time in the future.

The decision to declare and pay distributions on our common stock in the future, as well as the timing, amount and composition of any future distributions, will depend on our earnings, cash flows from operations, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, the annual distribution requirements under the REIT provisions of the Code, state law and any other factors we deem relevant. Any change in our distribution policy or the amount of distributions we pay to common stockholders could have a material adverse effect on the market price of our preferred and common stock.

Our shareholders have experienced dilution as a result of our stock offerings and they may experience further dilution if we issue additional stock.  The issuance of common stock in our prior offerings and our current at-the-market (“ATM”) issuance program and the issuance of preferred stock in 2012 and 2011 have, and may continue to have, a dilutive effect on our earnings and funds from operations per share.  Any additional issuances of stock will also further reduce the percentage of our stock owned by investors who do not participate in these future issuances.  Shareholders are not entitled to vote on whether or not we issue additional stock already authorized for issuance.  In addition, depending on the terms and pricing of an additional offering of our stock and the value of our properties, our shareholders may experience dilution in both the book value and market value of their shares.

Changes in market conditions could adversely affect the market price of our preferred and common stock.  The trading price of our shares of preferred or common stock, like other publicly traded equity securities, depends on various market conditions that may change from time to time.  Among the market conditions that could affect the market price of our preferred and common stock are the following:

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

Our common stock may trade at prices that are higher or lower than our net asset value per share of common stock.  If, among other things, our future earnings or cash distributions are less than expected, it is likely that the market price of our preferred and common stock will decline.

Our investment in preferred and common equity securities have, and may in the future, negatively impact our results.  To enhance the yields available to us on our cash balances, we have invested in a portfolio of preferred and common equity securities issued by other REIT and non-REIT companies.  As of December 31, 2012, the balance of our investment securities was $8,711, net of an unrealized gain of $762.  Fluctuations in the global credit and equity markets can have an impact on the trading price of these securities. No impairment charges were recorded or required for the years ended December 31, 2012, 2011 and 2010, but we may have to recognize impairment charges or losses related to these investments in future periods.

Our objectives may conflict with those of our joint venture partners.  We own certain of our investment properties, through joint ventures with third parties.  In some cases, we control the joint venture and in some cases we are a minority partner.  Investments in joint ventures involve risks that are not otherwise present with properties which we own entirely.  For example, a joint venture partner may file for bankruptcy protection or may have economic or business interests or goals which are inconsistent with our goals or interests.  Further, although we may own a controlling interest in a joint venture and may have authority over major decisions such as the sale or refinancing of investment properties, we may have fiduciary duties to the joint venture partners or the joint venture itself that may cause, or require, us to take or refrain from taking actions that we would otherwise take if we owned the investment properties outright.  Certain joint venture commitments require us to invest cash in non-operating property under development and in properties that do not necessarily meet our investment criteria but which are offered for syndication through our joint venture with IPCC.  In some cases, capital has been committed for periods longer than expected, for example, when development or syndication takes longer than anticipated thus impacting our liquidity and capital resources.

Financing Risks

We often need to borrow money to finance our business.  Our ability to internally fund operating or capital needs is limited since we must distribute at least 90% of our taxable income, subject to certain adjustments, to stockholders to qualify as a REIT.  Consequently, we may have to borrow money to fund operating or capital needs or to satisfy the distribution requirements, imposed by the Code, to maintain status as a REIT.  Borrowing money exposes us to various risks.  For example, our investment properties may not generate enough cash to pay the principal and interest obligations on loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan.  As of December 31, 2012, we owed a total of approximately $746,576.  Approximately $412,361 of this debt is secured by mortgages on our investment properties.  The remaining $334,215 is comprised of unsecured debt reflecting draws on our line of credit facility and borrowings under our term loans and the face value of our convertible notes.

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

A total of approximately $106,658 and $82,597 of our indebtedness, including required monthly principal amortization, matures on or before December 31, 2013 and 2014, respectively.  We intend to repay this debt using available cash, by borrowing amounts under our unsecured line of credit facility or by refinancing the maturing debt, or some combination of all these. There is no assurance we will be able to do so and we may incur significantly higher borrowing costs, all of which could have a material adverse effect on our results of operations and financial condition. Included in the debt maturing in 2013 is approximately $90,247 secured by our Algonquin Commons property. Although these loans do not mature until November

2014, we have included them in 2013 because the lender has accelerated the due date of the loans in connection with their decision to initiate foreclosure proceedings.

As of December 31, 2012, we owed approximately $361,000, or 48% of total outstanding debt, on indebtedness that bore interest at variable rates with a weighted average of 2.38% per annum.  These rates are reset each month.  A 1.0% annualized increase in these variable rates would have increased our interest expense by approximately $3,610 for the year ended December 31, 2012.  We may borrow additional amounts that bear interest at variable rates.  If interest rates increase, the amount of interest that we would be required to pay on these borrowings will also increase.  Additionally, if lending requirements become stricter, we may find it difficult to encumber properties with terms similar to our current loan terms.  This could result in a decrease in the number of properties we are able to purchase or principal and/or interest payments higher than recent historical levels.  Higher interest payments could have a material adverse effect on our results of operations and would result in a decrease in the amount of cash available for distribution to holders of our common stock.

We have guaranteed approximately $800 of unconsolidated joint venture debt and approximately $7,400 of consolidated debt as of December 31, 2012.  These guarantees are in effect for the entire term of each respective loan.  We would be required to make payments on these guarantees upon the default of any of the provisions in the loan documents, unless the default is otherwise waived.  Approximately $37,644 of total unconsolidated joint venture debt matures during 2013, of which we have guaranteed $800.  The joint ventures expect to either repay the maturing debt as it matures or will soon be in discussions with various lenders to extend or restructure this joint venture debt although there is no assurance that we, or our joint venture partners, will be able to restructure this debt on terms and conditions we find acceptable, if at all. Our pro rata share of any repayments will be funded using available cash and/or draws on our line of credit facility.

In June 2012, we ceased paying the monthly debt service on the mortgage loans encumbering Algonquin Commons. In January 2013, we received notice that a complaint had been filed by the successors to the lender alleging events of default under the loan documents and seeking to foreclose on the property. The loan documents include a payment guarantee, equal to approximately $18,600 at December 31, 2012. If we are required to pay the full amount outstanding under the guaranty, then making that payment could have a material adverse effect on our consolidated statements of cash flows for the period and the year in which it would be made and it could have a material adverse effect on our consolidated statements of operations and comprehensive income for the period and the year in which we culminate the disposal of the property and related debt.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.  As of December 31, 2012, we had approximately $746,576 in total indebtedness outstanding on a consolidated basis (excluding unconsolidated joint venture debt).  Additionally, there was a total of approximately $460,116 of outstanding debt incurred by our unconsolidated joint ventures, of which our pro rata share was approximately $235,941. Debt to total market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities, is often used by analysts to gauge leverage for REITs such as us.  Our debt to total market capitalization ratio was approximately 46.5%, excluding unconsolidated joint venture debt, and 53.4%, including our pro rata share of unconsolidated joint venture debt, as of December 31, 2012.  This ratio will increase with declines in our stock price which closed at $8.38 on December 31, 2012 or with increases in our borrowing, all of which could have a material adverse effect on the trading price of our stock.  In addition, our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes.  Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.  In addition, a greater amount of debt relative to our peer group could have a negative effect on our stock price.

Covenants in our debt agreements could adversely affect our financial condition.  The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to borrow additional monies secured by the property or to discontinue insurance coverage, among other things.  Covenants on our unsecured line of credit facility also limit our ability to incur indebtedness above certain levels and require us to satisfy certain conditions before borrowing, such as maintaining certain total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt, among others.  If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan unless we are able to repay the loan.  Failure to comply with these covenants could cause a default under the applicable debt agreement, and we may then be required to repay this debt.  Under those circumstances, we may not have sufficient resources to repay this debt.

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

Recent tax-rate changes could reduce after-tax returns for holders of our common and preferred stock. The maximum rates on ordinary dividend income and long-term capital gains received after December 31, 2012, by individuals, estates, and trusts increased from 35% and 15%, respectively, to 39.6% and 20%, respectively. In addition, for taxable years beginning after December 31, 2012, certain U.S. holders who are individuals, estates or trusts and whose income exceeds certain thresholds will be required to pay a 3.8% Medicare tax on dividends and certain other investment income, including capital gains from the sale or other disposition of our common and preferred stock.

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

Item 2.  Properties

As of December 31, 2012, we owned fee simple interests in 113 investment properties, excluding unconsolidated joint ventures, comprised of 31 single-user retail properties, 42 Neighborhood Retail Centers, 13 Community Centers, 26 Power Centers and 1 Lifestyle Center.  These investment properties are located in the states of Florida (1), Illinois (64), Indiana (6), Massachusetts (1), Michigan (1), Minnesota (18), Nebraska (1), Ohio (3), Pennsylvania (1), Tennessee (1), Texas (2), Virginia (1) and Wisconsin (13).  Most tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.  For additional details related to investment property encumbrances, see “Real Estate and Accumulated Depreciation” (Schedule III) herein.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Single-User
Bally Total Fitness St. Paul, MN	43,000	09/99	1998	100% (4)	$12.60	L.A. Fitness (4)
Carmax Schaumburg, IL	93,333	12/98	1998	100%	22.47	Carmax
Carmax Tinley Park, IL	94,518	12/98	1998	100%	20.36	Carmax
Cub Foods Buffalo Grove, IL	56,192	06/99	1999	100%	14.02	Cub Foods (sublet to Eskape)
Cub Foods Hutchinson, MN	60,208	01/03	1999	100% (4)	9.79	Cub Foods (4)
Disney Celebration, FL	166,131	07/02	1995	100%	17.37	Walt Disney World
Dominick's Countryside, IL	62,344	12/97	1975/2001	100%	4.28	Dominick's Finer Foods
Dominick's Schaumburg, IL	71,400	05/97	1996	100%	18.53	Dominick's Finer Foods
Food 4 Less Hammond, IN	71,313	05/99	1999	100%	11.80	Dominick's Finer Foods (sublet to Food 4 Less)
Glendale Heights Retail Glendale Heights, IL	68,879	09/97	1997	100% (4)	11.90	Dominick's Finer Foods (4)
PetSmart Gurnee, IL	25,692	04/01	1997	100%	15.17	PetSmart
Pick 'N Save Waupaca, WI	63,780	03/06	2002	100%	11.47	Pick 'N Save
Rite-Aid Chattanooga, TN	10,908	05/02	1999	100%	21.26	Rite Aid
Roundy's Menomonee Falls, WI	103,611	11/10	2010	100%	16.25	Super Pick 'N Save
Staples Freeport, IL	24,049	12/98	1998	100%	11.50	Staples
Verizon Joliet, IL	4,504	05/97	1995	100%	40.70	None
Single-User (IPCC Joint Venture)
BJ's Wholesale Club Gainesville, VA	76,267	11/12	2012	100%	13.08	BJ's Wholesale Club
Dick's Sporting Goods Cranberry Township, PA	81,780	12/12	2012	100%	18.00	Dick's Sporting Goods
Dollar General Baldwin, WI	9,026	12/02	2011	100%	9.59	None
Dollar General Mercer, WI	9,026	12/02	2012	100%	7.88	None
Dollar General Nekoosa, WI	9,026	12/02	2012	100%	8.76	None
Dollar General Oxford, WI	9,026	12/02	2012	100%	9.21	None
Dollar General Spooner, WI	9,026	12/02	2012	100%	9.96	None
Dollar General Wittenberg, WI	9,100	12/02	2012	100%	8.17	None
Family Dollar Cisco, TX	8,000	10/12	2012	100%	9.98	None
Family Dollar Lorain, OH	8,400	10/12	2012	100%	12.24	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Single-User (IPCC Joint Venture)
Walgreens Benton Harbor, MI	14,820	12/12	2007	100%	$23.68	Walgreens (5)
Walgreens El Paso, TX	15,120	12/12	1999	100%	20.12	Walgreens (5)
Walgreens Milwaukee, WI	13,905	06/12	1999	100%	16.65	Walgreens (5)
Walgreens New Bedford, MA	10,350	09/12	1994	100%	20.83	Walgreens (5)
Walgreens Villa Park, IL	12,154	08/12	1997	100%	30.03	Walgreens (5)
Neighborhood Retail Centers
22nd Street Plaza Outlot Oakbrook Terrace, IL	9,970	11/97	1985/2004	100%	44.50	None
Aurora Commons Aurora, IL	126,908	01/97	1988	91%	8.91	Jewel Food Stores
Berwyn Plaza Berwyn, IL	15,726	05/98	1983	100%	11.45	Deal$
Big Lake Town Square Big Lake, MN	67,858	01/06	2005	100%	11.99	Coborn's Super Store
Brunswick Market Center Brunswick, OH	119,540	12/02	1997/1998	96%	12.67	Buehler's Food Markets
Cliff Lake Centre Eagan, MN	74,182	09/99	1988	84%	12.90	None
Downers Grove Market Downers Grove, IL	103,419	03/98	1998	90%	17.76	Dominick's Finer Foods
Dunkirk Square Maple Grove, MN	79,130	09/99	1998	97%	13.59	Rainbow
Eastgate Center Lombard, IL	129,101	07/98	1959/2000	79%	6.70	Schroeder's Ace Hardware
						Illinois Secretary of State
						Illinois Dept. of Employment
Edinburgh Festival Brooklyn Park, MN	91,536	10/98	1997	89%	9.42	Festival Foods
Elmhurst City Centre Elmhurst, IL	39,090	02/98	1994	95%	15.30	Walgreens (5)
Gateway Square Hinsdale, IL	39,710	03/99	1985	83%	25.29	None
Golf Road Plaza Niles, IL	25,992	04/97	1982	85%	12.49	None
Grand Hunt Center Outlot Gurnee, IL	21,194	12/96	1996	100%	19.74	None
Hammond Mills Hammond, IN	7,488	12/98	1998/2011	100%	23.06	None
Hawthorn Village Commons Vernon Hills, IL	98,806	08/96	1979	48%	16.37	Dollar Tree
Hickory Creek Market Place Frankfort, IL	55,831	08/99	1999	70% (4)	17.72	None
Iroquois Center Naperville, IL	140,981	12/97	1983	77%	10.82	Planet Fitness
						Xilin Association
						Big Lots
Medina Marketplace Medina, OH	92,446	12/02	1956/2010	100%	11.10	Giant Eagle, Inc.
Mundelein Plaza Mundelein, IL	16,803	03/96	1990	90%	18.23	None

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Neighborhood Retail Centers
Nantucket Square Schaumburg, IL	56,981	09/95	1980	88%	$12.11	Go Play
Oak Forest Commons Oak Forest, IL	108,330	03/98	1998	82%	12.19	Food 4 Less
						O'Reilys Auto Parts
Oak Forest Commons III Oak Forest, IL	7,424	06/99	1999	40%	17.59	None
Oak Lawn Town Center Oak Lawn, IL	12,506	06/99	1999	85%	27.99	None
Orland Greens Orland Park, IL	45,031	09/98	1984	93%	11.77	Dollar Tree
						Spree Look Good. Do Good
Park Square Brooklyn Park, MN	136,664	08/02	1986/1988/ 2006	99%	10.44	Rainbow
						Planet Fitness
Park St. Claire Schaumburg, IL	11,859	12/96	1994	100%	16.95	None
Plymouth Collection Plymouth, MN	45,915	01/99	1999	100%	18.75	Golf Galaxy
Quarry Outlot Hodgkins, IL	9,650	12/96	1996	100%	33.96	None
River Square Naperville, IL	58,260	06/97	1988/2000	92%	23.31	None
Rose Plaza Elmwood Park, IL	24,204	11/98	1997	100%	19.11	Binny's Beverage Depot
Schaumburg Plaza Schaumburg, IL	63,485	06/98	1994	81%	13.95	JoAnn Stores
						Party City
Shingle Creek Center Brooklyn Center, MN	39,146	09/99	1986	87%	10.79	None
Six Corners Plaza Chicago, IL	80,596	10/96	1966/2005	99%	13.19	L.A. Fitness
						Conway
St. James Crossing Westmont, IL	49,994	03/98	1990	58%	20.82	None
The Shops at Cooper's Grove Country Club Hills, IL	72,518	01/98	1991	16%	15.64	None
Townes Crossing Oswego, IL	105,989	08/02	1988	90%	11.75	Jewel Food Stores
Wauconda Crossings Wauconda, IL	90,167	08/06	1997	97% (4)	13.88	Dominick's Finer Foods (4)
						Walgreens
Wauconda Shopping Center Wauconda, IL	34,137	05/98	1988	84%	10.33	Dollar Tree
Westriver Crossings Joliet, IL	32,452	08/99	1999	72%	19.32	None
Winnetka Commons New Hope, MN	42,415	07/98	1990	87%	10.78	Walgreens (sublet to Frattalone's Hardware)
Woodland Heights Streamwood, IL	120,436	06/98	1956/1997	93%	7.94	Jewel Food Stores
						U.S. Postal Service

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Community Centers
Apache Shoppes Rochester, MN	60,780	12/06	2005/2006	95%	$10.29	Trader Joe's
						Chuck E. Cheese
Bergen Plaza Oakdale, MN	257,952	04/98	1978	93% (4)	6.32	K-Mart
						Rainbow
						Dollar Tree
Bohl Farm Marketplace Crystal Lake, IL	97,287	12/00	2000	99%	13.94	Dress Barn
						Barnes & Noble
						Buy Buy Baby
Burnsville Crossing Burnsville, MN	97,210	09/99	1989/2010	93%	10.84	PetSmart
						Becker Furniture World
Chestnut Court Darien, IL	172,918	03/98	1987/2009	93% (4)	10.36	Office Depot (4)
						X-Sport Gym
						Tuesday Morning
						JoAnn Stores
						Oakridge Hobbies & Toys
						Ross Dress for Less
Lake Park Michigan City, IN	114,867	02/98	1990	87%	5.03	Jo Ann Stores
						Hobby Lobby
						Party City
Mosaic Crossing (f/k/a Oliver Square) West Chicago, IL	77,637	01/98	1990	—%	—	None
Orchard Crossing Ft. Wayne, IN	130,131	04/07	2008	80%	13.38	Gordman's
						Dollar Tree
Park Center Tinley Park, IL	132,940	12/98	1988	88%	12.71	Charter Fitness
						Chuck E. Cheese
						Old Country Buffet
						Sears Outlet
Skokie Fashion Square Skokie, IL	84,857	12/97	1984/2010	96%	11.35	Ross Dress for Less
						Produce World
Skokie Fashion Square II Skokie, IL	7,151	11/04	1984/2010	100%	42.94	None
The Plaza Brookfield, WI	107,952	02/99	1985	94%	13.69	CVS
						Guitar Center
						Hooters of America
						Stan's Bootery
Two Rivers Plaza Bolingbrook, IL	57,900	10/98	1994	78%	11.43	Marshall's

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Power Centers
Baytowne Shoppes/Square Champaign, IL	118,305	02/99	1993	100%	$13.74	Staples
						PetSmart
						Party City
						Citi Trends
						Ulta
Bradley Commons Bourbonnais, IL	174,348	11/11	2007/2011	95%	13.41	Shoe Carnival
						Ulta
						Bed, Bath & Beyond
						Dick's Sporting Goods
						Petco
Crystal Point Crystal Lake, IL	357,914	07/04	1976/1998/ 2012	95%	9.98	Best Buy
						K-Mart
						Bed, Bath & Beyond
						The Sports Authority
						Cost Plus World Market
						Ross Dress for Less
						The Fresh Market
Deertrace Kohler Kohler, WI	149,924	07/02	2000	98%	10.37	Elder Beerman
						TJ Maxx
						Dollar Tree
						Ulta
						Jo Ann Stores
Deertrace Kohler II Kohler, WI	24,292	08/04	2003/2004	100%	16.12	None
Joliet Commons Joliet, IL	158,853	10/98	1995	100%	13.91	Cinemark
						PetSmart
						Barnes & Noble
						Old Navy
						Party City
						Jo Ann Stores
						Buffet City
Joliet Commons Phase II Joliet, IL	40,395	02/00	1999	100%	13.54	Office Max
Lansing Square Lansing, IL	233,508	12/96	1991	6%	19.11	None
Mankato Heights Plaza Mankato, MN	155,173	04/03	2002	89%	13.30	TJ Maxx
						Michael's
						Old Navy
						Pier 1 Imports
						Petco
						Famous Footwear

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Power Centers
Maple Park Place Bolingbrook, IL	214,455	01/97	1992/2004	96% (4)	$11.95	X-Sport Gym
						Office Depot (4)
						The Sports Authority
						Best Buy
						Ross Dress for Less
Naper West Naperville, IL	214,109	12/97	1985/2009/ 2012	99% (4)	10.18	Barrett's Home Theater Store
						JoAnn Stores
						Sears Outlet
						Ross Dress for Less
Orland Park Place Outlots Orland Park, IL	11,900	08/07	2007	100%	47.88	Olympic Flame
Orland Park Place Outlots II Orland Park, IL	22,966	04/12	2007	100%	32.54	None
Park Avenue Centre Highland Park, IL	64,943	06/97	1996/2005	100%	11.76	Staples
						TREK Bicycle Store
						Illinois Bone and Joint
Park Place Plaza St. Louis Park, MN	88,999	09/99	1997/2006	100%	15.52	Office Max
						PetSmart
Pine Tree Plaza Janesville, WI	187,413	10/99	1998	98%	10.19	Gander Mountain
						TJ Maxx
						Staples
						Michaels
						Old Navy
						Petco
						Famous Footwear
Rivertree Court Vernon Hills, IL	308,610	07/97	1988/2011	97%	11.42	Best Buy
						Discovery Clothing
						Office Depot
						TJ Maxx
						Michaels
						Ulta
						Harlem Furniture
						Gordman's
						Old Navy
Rochester Marketplace Rochester, MN	70,213	09/03	2001/2003	100%	14.87	Staples
						PetSmart
Salem Square Countryside, IL	116,992	08/96	1973/1985/ 2009	100%	8.73	TJ Maxx
						Marshall's
Schaumburg Promenade Schaumburg, IL	91,831	12/99	1999	100%	13.38	Ashley Furniture
						DSW Shoe Warehouse
						Casual Male

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Power Centers
Shakopee Outlot Shakopee, MN	12,285	03/06	2007	85%	$18.97	None
Shakopee Valley Marketplace Shakopee, MN	146,362	12/02	2000/2001	99%	9.75	Kohl's
						Office Max
The Shoppes at Grayhawk Omaha, NE	81,000	02/06	2001/2004	88% (4)	24.36	Michael's
The Shops at Orchard Place Skokie, IL	159,091	12/02	2000	94%	28.74	Best Buy
						DSW Shoe Warehouse
						Ulta
						Pier 1 Imports
						Petco
						Walter E Smithe
						Party City
University Crossings Mishawaka, IN	111,651	10/03	2003	98%	14.71	Marshall's
						Petco
						Dollar Tree
						Pier 1 Imports
						Ross Medical Education Center
						Babies 'R' Us
Valparaiso Walk Valparaiso, IN	137,500	12/12	2005	100%	13.72	Best Buy
						Michael's
						Marshall's
						Bed, Bath & Beyond
Lifestyle Centers
Algonquin Commons Algonquin, IL	563,704	02/06	2004/2005	90%	13.04	PetSmart
						Office Max
						Pottery Barn
						Old Navy
						DSW Show Warehouse
						Discovery Clothing
						Dick's Sporting Goods
						Trader Joe's
						Ulta
						Charming Charlie
						Ross Dress for Less
						Gordman's
Total	9,335,076			90%	$13.21

As of December 31, 2012, we owned fee simple interests in 44 investment properties through our unconsolidated joint ventures and Delaware Statutory Trust interests in the six properties owned through our IPCC joint venture, comprised of 6 single-user retail properties, 17 Neighborhood Retail Centers, 10 Community Centers, and 11 Power Centers.  These investment properties are located in the states of Idaho (1), Illinois (21), Kansas (1), Kentucky (1), Minnesota (12), Missouri (1), Ohio (2), Utah (1) and Wisconsin (4).  Tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Single-User
Cub Foods Arden Hills, MN	68,442	03/04	2003	100%	$13.44	Cub Foods
Single-User (IPCC Joint Venture)
CVS Lee's Summit, MO	13,016	03/12	2008	100%	28.59	CVS
Pick 'N Save Sheboygan, WI	62,138	03/12	2010	100%	14.00	Pick 'N Save
Walgreens McPherson, KS	13,577	03/12	2009	100%	23.94	Walgreens (5)
Walgreens Nampa, ID	14,490	03/12	2008	100%	24.15	Walgreens (5)
Walgreens St. George, UT	14,382	03/12	2009	100%	34.49	Walgreens (5)
Neighborhood Retail Centers
Byerly's Burnsville Burnsville, MN	72,339	09/99	1988	98%	11.43	Byerly's Food Store
						Erik's Bike Shop
Caton Crossings Plainfield, IL	83,792	06/03	1998	95%	11.15	Tony's Finer Foods
Champlin Marketplace Champlin, MN	88,577	09/11	1999/2005	91%	12.77	Cub Foods
Cobbler Crossing Elgin, IL	102,643	05/97	1993	93%	11.38	Jewel Food Stores
Diffley Marketplace Eagan, MN	62,656	10/10	2008	98%	14.33	Cub Foods
Forest Lake Marketplace Forest Lake, MN	93,853	09/02	2001	95%	13.09	Cub Foods
Mallard Crossing Shopping Center Elk Grove Village, IL	82,929	05/97	1993	94%	7.50	Food 4 Less
Maple View Grayslake, IL	105,642	03/05	2000/2005	92%	17.94	Jewel Food Stores
Marketplace at Six Corners Chicago, IL	116,975	11/98	1997	100%	16.50	Jewel Food Stores
						Marshall's
Mt. Pleasant Shopping Center Mt. Pleasant, WI	83,334	03/12	2011	100%	20.91	Pick 'N Save
Ravinia Plaza Orland Park, IL	101,341	10/06	1990	78%	16.20	Whole Foods Market
						Pier 1 Imports
						Eva's Bridal
Red Top Plaza Libertyville, IL	151,840	06/11	1981/2008	92% (4)	12.90	Jewel Food Stores
Regal Showplace Crystal Lake, IL	96,928	03/05	1998	100%	19.24	Regal Cinemas
Shannon Square Shoppes Arden Hills, MN	29,196	06/04	2003	100% (4)	17.18	None
Stuart's Crossing St. Charles, IL	85,529	08/98	1999	98%	13.87	Jewel Food Stores
The Shoppes at Mill Creek Palos Park, IL	102,422	03/98	1989	98%	11.71	Jewel Food Stores
The Shops of Plymouth Town Center Plymouth, MN	84,003	03/99	1991	100%	10.73	The Foursome, Inc.
						Cub Foods

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Community Centers
Brownstones Shopping Center Brookfield, WI	137,816	11/11	1989/2009	94%	$13.58	Metro Market
						TJ Maxx
Chatham Ridge Chicago, IL	175,991	02/00	1999	84%	18.52	Food 4 Less
						Marshall's
Elston Plaza Chicago, IL	87,946	12/11	1983/2010	90%	18.01	Jewel Food Stores
						O'Reilly Auto Parts
Four Flaggs Niles, IL	326,028	11/02	1973/1998/ 2010	100%	10.23	Jewel Food Stores
						Party City
						Marshall's
						PetSmart
						Office Depot
						Old Navy
						Global Rehabilitation
						Ashley Furniture
						Sears Outlet
						JoAnn Stores
						Shoe Carnival
Greentree Centre & Outlot Racine, WI	169,268	02/05	1990/1993	94%	8.31	Pick 'N Save
						K - Mart
Quarry Retail Minneapolis, MN	281,458	09/99	1997	94%	12.31	Home Depot
						Rainbow
						PetSmart
						Office Max
						Party City
Thatcher Woods Center River Grove, IL	188,213	04/02	1969/1999	96%	11.77	Walgreens
						Conway
						Hanging Garden Banquet
						Binny's Beverage Depot
						Dominick's Finer Foods
						Sears Outlet
Village Ten Shopping Center Coon Rapids, MN	211,472	08/03	2002	97%	7.29	Dollar Tree
						Life Time Fitness
						Cub Foods
Woodbury Commons Woodbury, MN	116,196	02/12	1992/2004/ 2012	66%	13.48	Hancock Fabrics
						Schuler Shoes
						Dollar Tree
Woodland Commons Buffalo Grove, IL	170,122	02/99	1991	98%	14.05	Dominick's Finer Foods
						Jewish Community Center

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Power Centers
Joffco Square Chicago, IL	95,204	01/11	2008	83%	$25.72	Bed, Bath & Beyond
						Best Buy
Orland Park Place Orland Park, IL	592,495	04/05	1980/1999	100%	12.13	K & G Superstore
						Old Navy
						Stein Mart
						Tiger Direct
						Barnes & Noble
						DSW Shoe Warehouse
						Bed, Bath & Beyond
						Binny's Beverage Depot
						Office Depot
						Nordstrom Rack
						Dick's Sporting Goods
						Marshall's
						Buy Buy Baby
						HH Gregg
						Ross Dress for Less
Randall Square Geneva, IL	216,485	05/99	1999	95%	14.34	Marshall's
						Bed, Bath & Beyond
						PetSmart
						Michael's
						Party City
						Old Navy
Riverdale Commons Coon Rapids, MN	231,753	09/99	1999	99%	13.37	Rainbow
						The Sports Authority
						Office Max
						Petco
						Party City
						Home Goods
						Michael's
Silver Lake Village St. Anthony, MN	159,303	02/12	1996/2005	87%	21.53	North Memorial Healthcare
						Cub Foods
Stone Creek Towne Center Cincinnati, OH	142,824	02/12	2008	98%	22.60	Bed, Bath & Beyond
						Best Buy
						Old Navy
The Point at Clark Chicago, IL	95,455	06/10	1996	100% (4)	26.44	DSW Shoe Warehouse
						Marshall's
						Michael's

Property	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Power Centers
Turfway Commons Florence, KY	105,471	12/11	1993/2007	94%	$11.86	Babies 'R' Us
						Half Price Books
						Guitar Center
						Michael's
Westgate Fairview Park, OH	241,838	03/12	2007	85%	17.09	Books-A-Million
						Petco
						Marshall's
						Earth Fare
Woodfield Commons E/W Schaumburg, IL	207,452	10/98	1973/1975/ 1997/2007/ 2012	86%	16.28	Toys R Us
						Discovery Clothing
						REI
						Hobby Lobby
Woodfield Plaza Schaumburg, IL	177,160	01/98	1992	96%	12.41	Kohl's
						Barnes & Noble
						Buy Buy Baby
						Joseph A. Banks Clothiers (sublet to David's Bridal)
						Tuesday Morning

Total	5,859,994			94%	$14.19
Total /Weighted Average	15,195,070			92%	$13.60

(1)
Financial Occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased excluding tenants in their abatement period.

(2)	Average rent per square foot is calculated on leases in place as of report date.

(3)	Anchor tenants are defined as any tenant occupying 10,000 or more square feet. The trade name is used which may be different than the tenant name on the lease.

(4)	Tenant has vacated their space but is still contractually obligated under their lease to pay rent.

(5)	Beginning with the earlier date listed, pursuant to the terms of the lease, the tenant has a right to terminate prior to the lease expiration date.

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2012 in our consolidated portfolio.

Lease Expiration Year	Number of Leases Expiring	GLA (Sq.Ft.)	Percent of Total GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)
M-T-M	25	56,486	0.60%	$702	0.61%	$12.43
2013	134	684,294	7.33%	8,273	7.10%	12.09
2014	146	1,108,232	11.88%	14,494	12.44%	13.08
2015	170	921,134	9.86%	13,445	11.54%	14.60
2016	154	845,934	9.06%	12,459	10.69%	14.73
2017	147	1,098,627	11.77%	15,479	13.29%	14.09
2018	89	477,437	5.11%	7,545	6.47%	15.80
2019	35	593,765	6.36%	6,765	5.81%	11.39
2020	35	418,323	4.48%	4,590	3.94%	10.97
2021	50	826,277	8.85%	13,315	11.43%	16.11
2022+	125	1,503,532	16.11%	19,466	16.68%	12.95
Vacant (c)	—	801,035	8.59%	—	—	—
Total	1,110	9,335,076	100.00%	$116,533	100.00%	$13.66

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2012 in our unconsolidated portfolio, including our joint venture partner's pro-rata share.

Lease Expiration Year	Number of Leases Expiring	GLA (Sq.Ft.)	Percent of Total GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)
M-T-M	15	38,029	0.65%	$333	0.42%	$8.76
2013	76	342,273	5.84%	5,347	6.67%	15.62
2014	79	493,349	8.42%	6,712	8.37%	13.60
2015	81	385,854	6.58%	6,056	7.56%	15.70
2016	83	586,688	10.01%	8,248	10.29%	14.06
2017	82	650,615	11.10%	10,469	13.06%	16.09
2018	63	674,378	11.51%	9,995	12.47%	14.82
2019	33	588,036	10.04%	8,532	10.64%	14.51
2020	20	432,275	7.37%	5,137	6.41%	11.88
2021	21	147,998	2.52%	2,459	3.07%	16.62
2022+	51	1,260,401	21.51%	16,865	21.04%	13.38
Vacant (c)	—	260,098	4.45%	—	—	—
Total	604	5,859,994	100.00%	$80,153	100.00%	$14.31

(a)	Annualized base rent for all leases financially occupied, including seasonal tenants and tenants in their abatement period at report date based on the rent as of the end of the lease.

(b)	Annualized base rent divided by gross leasable area.

(c)	Leases executed but not commenced are included in the vacant totals.

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2012 in our total portfolio, including those in our unconsolidated joint ventures, including our joint venture partner's pro-rata shares.

Lease Expiration Year	Number of Leases Expiring	GLA (Sq.Ft.)	Percent of Total GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)
M-T-M	40	94,515	0.62%	$1,035	0.53%	$10.95
2013	210	1,026,567	6.75%	13,620	6.92%	13.27
2014	225	1,601,581	10.54%	21,206	10.78%	13.24
2015	251	1,306,988	8.60%	19,501	9.91%	14.92
2016	237	1,432,622	9.43%	20,707	10.53%	14.45
2017	229	1,749,242	11.51%	25,948	13.20%	14.83
2018	152	1,151,815	7.58%	17,540	8.92%	15.23
2019	68	1,181,801	7.78%	15,297	7.78%	12.94
2020	55	850,598	5.59%	9,727	4.94%	11.44
2021	71	974,275	6.41%	15,774	8.02%	16.19
2022+	176	2,763,933	18.19%	36,331	18.47%	13.14
Vacant (c)	—	1,061,133	7.00%	—	—	—
Total	1,714	15,195,070	100.00%	$196,686	100.00%	$13.92

(a)	Annualized base rent for all leases financially occupied, including seasonal tenants and tenants in their abatement period at report date based on the rent as of the end of the lease.

(b)	Annualized base rent divided by gross leasable area.

(c)	Leases executed but not commenced are included in the vacant totals.

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties as of December 31, 2012, 2011, 2010, 2009 and 2008.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leasable Area	2012%		2011%	2010%	2009%	2008%
22nd Street Plaza Outlot, Oakbrook Terrace, IL	9,970	100		100	100	100	100
Algonquin Commons, Algonquin, IL	563,704	93		91	78	N/A	N/A
Apache Shoppes, Rochester, MN	60,780	95		73	75	25	52
Aurora Commons, Aurora, IL	126,908	93		85	86	94	94
Bally’s Total Fitness, St. Paul, MN	43,000	0	(a)	0	100	100	100
Baytowne Shoppes/Square, Champaign, IL	118,305	100		100	86	87	93
Bergen Plaza, Oakdale, MN	257,952	91	(a)	90	93	93	89
Berwyn Plaza, Berwyn, IL	15,726	100		100	100	100	100
Big Lake Town Square, Big Lake, MN	67,858	100		100	100	94	94
BJ's Wholesale Club, Gainesville, VA	76,267	100		N/A	N/A	N/A	N/A
Bohl Farm Marketplace, Crystal Lake, IL	97,287	99		99	89	53	65
Bradley Commons, Bourbonnais, IL	174,348	97		93	N/A	N/A	N/A
Brunswick Market Center, Brunswick, OH	119,540	96		97	100	99	98
Burnsville Crossing, Burnsville, MN	97,210	93		93	95	61	85
Carmax, Schaumburg, IL	93,333	100		100	100	100	100
Carmax, Tinley Park, IL	94,518	100		100	100	100	100
Chestnut Court, Darien, IL	172,918	83	(a)	77	71	71	67

Properties	Gross Leasable Area	2012%		2011%	2010%	2009%	2008%
Cliff Lake Centre, Eagan, MN	74,182	84		96	95	90	85
Crystal Point, Crystal Lake, IL	357,914	95		95	99	99	99
Cub Foods, Buffalo Grove, IL	56,192	100		100	100	100	100
Cub Foods, Hutchinson, MN	60,208	0	(a)	0	0	0	0
Deertrace Kohler, Kohler, WI	149,924	98		98	96	96	96
Deertrace Kohler II, Kohler, WI	24,292	100		100	100	100	100
Dick's Sporting Goods, Cranberry Township, PA	81,780	100		N/A	N/A	N/A	N/A
Disney, Celebration, FL	166,131	100		100	100	100	100
Dollar General, Baldwin, WI	9,026	100		N/A	N/A	N/A	N/A
Dollar General, Mercer, WI	9,026	100		N/A	N/A	N/A	N/A
Dollar General, Nekoosa, WI	9,026	100		N/A	N/A	N/A	N/A
Dollar General, Oxford, WI	9,026	100		N/A	N/A	N/A	N/A
Dollar General, Spooner, WI	9,026	100		N/A	N/A	N/A	N/A
Dollar General, Wittenberg, WI	9,100	100		N/A	N/A	N/A	N/A
Dominick’s, Countryside, IL	62,344	100		100	100	100	100
Dominick’s, Schaumburg, IL	71,400	100		100	100	100	100
Downers Grove Market, Downers Grove, IL	103,419	96		99	97	96	97
Dunkirk Square, Maple Grove, MN	79,130	97		97	97	97	97
Eastgate Center, Lombard, IL	129,101	79		78	80	86	79
Edinburgh Festival, Brooklyn Park, MN	91,536	89		94	85	80	93
Elmhurst City Centre, Elmhurst, IL	39,090	100		88	94	94	100
Family Dollar, Cisco, TX	8,000	100		N/A	N/A	N/A	N/A
Family Dollar, Lorain, OH	8,400	100		N/A	N/A	N/A	N/A
Food 4 Less, Hammond, IN	71,313	100		100	100	100	100
Gateway Square, Hinsdale, IL	39,710	90		80	83	81	89
Glendale Heights Retail, Glendale Heights, IL	68,879	0	(a)	0	0	0	0
Golf Road Plaza, Niles, IL	25,992	100		100	100	61	86
Grand Hunt Center Outlot, Gurnee, IL	21,194	100		100	100	100	100
Hammond Mills, Hammond, IN	7,488	100		73	0	100	100
Hawthorn Village Commons, Vernon Hills, IL	98,806	96		92	97	95	99
Hickory Creek Market Place, Frankfort, IL	55,831	68	(a)	78	82	81	97
Iroquois Center, Naperville, IL	140,981	77		76	75	74	93
Joliet Commons, Joliet, IL	158,853	100		100	87	87	100
Joliet Commons Phase II, Joliet, IL	40,395	100		100	100	100	100
Lake Park, Michigan City, IN	114,867	87		86	82	86	91
Lansing Square, Lansing, IL	233,508	9		8	17	39	87
Mankato Heights Plaza, Mankato, MN	155,173	89		96	100	99	99
Maple Park Place, Bolingbrook, IL	214,455	87	(a)	88	74	74	99
Medina Marketplace, Medina, OH	92,446	100		100	100	100	95
Mosaic Crossing f/k/a Oliver Square, West Chicago, IL	77,637	0		66	66	0	100
Mundelein Plaza, Mundelein, IL	16,803	90		100	90	90	90
Nantucket Square, Schaumburg, IL	56,981	94		88	94	94	85
Naper West, Naperville, IL	214,109	98	(a)	96	75	91	94

Properties	Gross Leasable Area	2012%		2011%	2010%	2009%	2008%
Oak Forest Commons, Oak Forest, IL	108,330	82		82	82	94	95
Oak Forest Commons III, Oak Forest, IL	7,424	40		40	24	0	0
Oak Lawn Town Center, Oak Lawn, IL	12,506	100		85	50	90	100
Orchard Crossing, Ft. Wayne, IN	130,131	85		87	82	N/A	N/A
Orland Greens, Orland Park, IL	45,031	93		88	97	63	88
Orland Park Place Outlots, Orland Park, IL	11,900	100		100	0	N/A	N/A
Orland Park Place Outlots II, Orland Park, IL	22,966	100		N/A	N/A	N/A	N/A
Park Avenue Centre, Highland Park, IL	64,943	100		100	50	50	100
Park Center, Tinley Park, IL	132,940	89		83	69	76	90
Park Place Plaza, St. Louis Park, MN	88,999	100		100	100	100	100
Park Square, Brooklyn Park, MN	136,664	99		100	100	90	87
Park St. Claire, Schaumburg, IL	11,859	100		100	100	100	35
PetSmart, Gurnee, IL	25,692	100		100	100	100	100
Pick 'N Save, Waupaca, WI	63,780	100		100	100	100	100
Pine Tree Plaza, Janesville, WI	187,413	98		98	98	98	99
Plymouth Collection, Plymouth, MN	45,915	100		100	95	100	100
Quarry Outlot, Hodgkins, IL	9,650	100		100	100	100	100
Rite-Aid, Chattanooga, TN	10,908	100		100	100	100	100
River Square, Naperville, IL	58,260	92		86	86	84	86
Rivertree Court, Vernon Hills, IL	308,610	98		99	98	93	97
Rochester Marketplace, Rochester, MN	70,213	100		100	100	100	97
Rose Plaza, Elmwood Park, IL	24,204	100		100	100	100	100
Roundy’s, Menomonee Falls, WI	103,611	100		100	100	N/A	N/A
Salem Square, Countryside, IL	116,992	100		100	96	97	97
Schaumburg Plaza, Schaumburg, IL	63,485	100		65	94	94	94
Schaumburg Promenade, Schaumburg, IL	91,831	100		100	100	90	93
Shakopee Outlot, Shakopee, MN	12,285	85		85	85	85	100
Shakopee Valley Marketplace, Shakopee, MN	146,362	99		100	100	98	100
Shingle Creek Center, Brooklyn Center, MN	39,146	87		91	89	89	89
Six Corners Plaza, Chicago, IL	80,596	99		99	99	74	95
Skokie Fashion Square, Skokie, IL	84,857	96		96	50	50	80
Skokie Fashion Square II, Skokie, IL	7,151	100		100	100	100	100
St. James Crossing, Westmont, IL	49,994	90		58	79	85	100
Staples, Freeport, IL	24,049	100		100	100	100	100
The Plaza, Brookfield, WI	107,952	96		93	94	70	95
The Shoppes at Grayhawk, Omaha, NE	81,000	87	(a)	90	86	79	91
The Shops at Cooper's Grove, Country Club Hills, IL	72,518	16		96	100	20	20
The Shops at Orchard Place, Skokie, IL	159,091	94		98	99	97	97
Townes Crossing, Oswego, IL	105,989	90		90	90	91	97
Two Rivers Plaza, Bolingbrook, IL	57,900	78		72	80	80	100
University Crossings, Mishawaka, IN	111,651	98		97	97	95	82
Valparaiso Walk, Valparaiso, IN	137,500	100		N/A	N/A	N/A	N/A
Verizon, Joliet, IL	4,504	100		100	100	100	100

Properties	Gross Leasable Area	2012%		2011%	2010%	2009%	2008%
Walgreens, Benton Harbor, MI	14,820	100		N/A	N/A	N/A	N/A
Walgreens, El Paso, TX	15,120	100		N/A	N/A	N/A	N/A
Walgreens, Milwaukee, WI	13,905	100		N/A	N/A	N/A	N/A
Walgreens, New Bedford, MA	10,350	100		N/A	N/A	N/A	N/A
Walgreens, Villa Park, IL	12,154	100		N/A	N/A	N/A	N/A
Wauconda Crossings, Wauconda, IL	90,167	17	(a)	17	15	15	17
Wauconda Shopping Center, Wauconda, IL	34,137	84		100	100	93	84
Westriver Crossings, Joliet, IL	32,452	81		72	77	59	75
Winnetka Commons, New Hope, MN	42,415	87		80	85	77	89
Woodland Heights, Streamwood, IL	120,436	97		93	88	95	88
Sub-total	9,335,076

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of December 31, 2012, 2011, 2010, 2009 and 2008.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leasable Area	2012%		2011%	2010%	2009%	2008%
Brownstones Shopping Center, Brookfield, WI	137,816	95		96	N/A	N/A	N/A
Byerly’s Burnsville, Burnsville, MN (b)	72,339	98		98	98	98	100
Caton Crossings, Plainfield, IL (b)	83,792	98		89	96	93	93
Champlin Marketplace, Champlin, MN	88,577	91		91	N/A	N/A	N/A
Chatham Ridge, Chicago, IL	175,991	86		100	100	99	63
Cobbler Crossing, Elgin, IL	102,643	93		91	95	95	89
Cub Foods, Arden Hills, MN (b)	68,442	100		100	100	100	100
CVS, Lee's Summit, MO	13,016	100		N/A	N/A	N/A	N/A
Diffley Marketplace, Eagan, MN	62,656	98		98	94	N/A	N/A
Elston Plaza, Chicago, IL	87,946	90		90	N/A	N/A	N/A
Forest Lake Marketplace, Forest Lake, MN	93,853	98		95	98	95	98
Four Flaggs, Niles, IL (b)	326,028	100		100	94	87	90
Greentree Centre & Outlot, Racine, WI	169,268	94		94	97	97	97
Joffco Square, Chicago, IL	95,204	83		83	N/A	N/A	N/A
Mallard Crossing Shopping Center, Elk Grove Village, IL (b)	82,929	94		95	86	89	91
Maple View, Grayslake, IL	105,642	92		89	91	100	96
Marketplace at Six Corners, Chicago, IL	116,975	100		100	100	96	100
Mt. Pleasant Shopping Center, Mt. Pleasant, WI	83,334	100		N/A	N/A	N/A	N/A
Orland Park Place, Orland Park, IL	592,495	100		99	95	91	98
Pick 'N Save, Sheboygan, WI	62,138	100		N/A	N/A	N/A	N/A
Quarry Retail, Minneapolis, MN (b)	281,458	94		100	99	99	99
Randall Square, Geneva, IL	216,485	95		91	94	89	99
Ravinia Plaza, Orland Park, IL	101,341	97		70	100	95	98
Red Top Plaza, Libertyville, IL	151,840	91	(a)	87	N/A	N/A	N/A
Regal Showplace, Crystal Lake, IL	96,928	100		98	99	97	88
Riverdale Commons, Coon Rapids, MN (b)	231,753	99		100	100	98	99

Properties	Gross Leasable Area	2012%		2011%	2010%	2009%	2008%
Shannon Square Shoppes, Arden Hills, MIN (b)	29,196	93	(a)	93	100	96	100
Silver Lake Village, St. Anthony, MN	159,303	93		N/A	N/A	N/A	N/A
Stone Creek Towne Center, Cincinnati, OH	142,824	98		N/A	N/A	N/A	N/A
Stuart’s Crossing, St. Charles, IL (b)	85,529	98		98	93	93	93
Thatcher Woods Center, River Grove, IL	188,213	96		98	88	91	91
The Point at Clark, Chicago, IL	95,455	95	(a)	95	95	N/A	N/A
The Shoppes at Mill Creek, Palos Park, IL	102,422	98		91	94	95	98
The Shops of Plymouth Town Center, Plymouth, MN (b)	84,003	100		100	100	97	100
Turfway Commons, Florence, KY	105,471	94		95	N/A	N/A	N/A
Village Ten Shopping Center, Coon Rapids, MN (b)	211,472	97		97	98	98	97
Walgreens, McPherson, KS	13,577	100		N/A	N/A	N/A	N/A
Walgreens, Nampa, ID	14,490	100		N/A	N/A	N/A	N/A
Walgreens, St. George, UT	14,382	100		N/A	N/A	N/A	N/A
Westgate, Fairview Park, OH	241,838	85		N/A	N/A	N/A	N/A
Woodbury Commons, Woodbury, MN	116,196	100		N/A	N/A	N/A	N/A
Woodfield Commons E/W, Schaumburg, IL	207,452	86		95	98	98	71
Woodfield Plaza, Schaumburg, IL (b)	177,160	96		95	98	98	78
Woodland Commons, Buffalo Grove, IL (b)	170,122	98		97	94	91	95
Sub-total	5,859,994
Grand Total	15,195,070

(a)	Tenant has vacated their space but is still contractually obligated under their lease to pay rent.

(b)	Occupancy for properties contributed to our joint venture with PGGM includes information related to the period prior to the contribution.

Item 3.  Legal Proceedings

As we have disclosed in previous filings, our wholly-owned subsidiary IN Retail Fund Algonquin Commons, L.L.C which owns the property commonly known as Algonquin Commons, ceased paying the monthly debt service on the mortgage loans secured by the property in June 2012. We hoped to reach an agreement with the special servicer that would have revised the loan structure to make continued ownership of the property economically feasible. The property has not been generating sufficient cash flow to pay both principal and interest on the outstanding mortgage indebtedness due to vacancies and certain co-tenancy lease provisions that allowed some tenants to reduce their monthly rent obligations. The special servicer attempted to sell the loans in an auction but, refused to accept our bid, which we believe was the highest bid received by the special servicer and declined to sell the loans to any other bidder.

Algonquin Commons is encumbered by mortgage indebtedness in the aggregate principal amount of approximately $90,000. As of the date of this report, the amount in arrears, equal to unpaid principal and interest is approximately $4,900. In connection with our acquisition of the property, we assumed the guarantee, equal to approximately $18,600 at December 31, 2012, of the total mortgage indebtedness (the “Payment Guaranty”). We believe the Payment Guaranty has, however, ceased and is of no further force and effect as a result of the property having met the performance metrics set forth in the Payment Guaranty. We believe that the total indebtedness is otherwise non-recourse, subject to certain non-recourse carve-out guarantees.

On January 11, 2013, the Company received notice that a complaint had been filed in the Circuit Court of the Sixteenth Judicial District, Kane County, Illinois (Case #13CH12) by U.S. Bank National Association, as successor trustee for the registered holders of TIAA Seasoned Commercial Mortgage Trust 2007-C4, Commercial Mortgage Pass-Through Certificates, Series 2007-C4 regarding Algonquin Commons, alleging events of default under the loan documents and seeking to foreclose on the property. The complaint also seeks to enforce two non-recourse carve-out guarantees, the Payment Guaranty and an unspecified amount to be determined by the court with respect to the non-recourse carve-out guarantees.

We cannot currently estimate the impact this dispute will have on our consolidated financial statements and may not be able to do so until a final outcome has been reached. As we had disclosed in a previous filing, if we are required to pay the full amount outstanding under the Payment Guaranty, then making that payment could have a material adverse effect on our consolidated statements of cash flows for the period and the year in which it would be made. We believe that this payment would not have a material effect on our consolidated balance sheets or consolidated statements of operations and comprehensive income. If the lender obtains ownership of Algonquin Commons through the foreclosure process or otherwise, there would be a corresponding reduction in both the assets and liabilities on our consolidated balance sheets and it could have a material adverse effect on our consolidated statements of operations and comprehensive income for the period and the year in which the Company culminates disposal of the property and related debt. Conservatively, if we have to make payment under the Payment Guaranty, we believe that the effect of a foreclosure and release on our consolidated balance sheets will result in an improvement in certain financial ratios, and the collective effect of the payment, foreclosure and release will be neutral to Funds From Operations ("FFO").

Item 4.  Mine Safety Disclosures

Not applicable.

PART II
(In this Part II disclosure, all amounts are presented in thousands, except per share data and square footage amounts)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of February 28, 2013, there were 4,156 stockholders of record of our common stock.  Our shares have been listed on the New York Stock Exchange since June 9, 2004 under the symbol IRC.  During the years ended December 31, 2012 and 2011, we paid distributions at a rate equal to $0.57 per annum, per common share.  The distribution was paid on a monthly basis equal to the pro rata share of the per annum distribution.  The following table sets forth, for the periods indicated, the high and low sales prices for our shares on the New York Stock Exchange.

For the Quarter Ended	High	Low
December 31, 2012	$8.61	$6.05
September 30, 2012	8.93	7.76
June 30, 2012	9.05	7.64
March 31, 2012	9.65	7.48
December 31, 2011	7.92	6.57
September 30, 2011	9.38	6.80
June 30, 2011	9.99	8.41
March 31, 2011	9.55	8.78

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information, as of December 31, 2012, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
2005 Equity Award Plan	299	$9.13	2,076
Equity compensation plans not approved by stockholders
Independent Director Stock Option Plan (a)	15	13.45	—
Total	314	$9.34	2,076
_____________________________________

(a)
We adopted the Independent Director Stock Option Plan concurrently with the commencement of our first offering in 1994.  A total of 50 shares were authorized and reserved for issuance under this plan.  Only non-employee directors were eligible to participate in this plan.  As of December 31, 2012, options to purchase all 50 authorized shares were issued, of which 29 were exercised and 6 were retired.

Reference is made to Notes 8 and 15 to the financial statements in Item 8 of the Annual Report for a discussion of our compensation plans.

Performance Graph

The graph below compares the cumulative total return on our common stock for the last five fiscal years, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and with the FTSE NAREIT Equity REIT Index over the same period (assuming the investment of $100 in our common stock, the S&P 500 Index and the FTSE NAREIT Equity REIT Index on December 31, 2007, and the reinvestment of all distributions).

	2007	2008	2009	2010	2011	2012
Inland Real Estate Corporation	100.00	98.53	67.95	78.48	72.70	85.69
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
FTSE NAREIT Equity	100.00	62.27	79.70	101.98	110.42	132.18

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

In order to maintain our status as a REIT, we must distribute at least 90% of our taxable income, subject to certain adjustments, to our stockholders.  For the years ended December 31, 2012 and 2011, our taxable income was $61,378 and $29,570, respectively.  Holders of our Series A Preferred Stock are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum.  We declared monthly distributions on our Preferred Stock totaling $7,910 or $2.03 on an annual basis per share for the year ended December 31,

2012. We declared monthly distributions on our Preferred Stock totaling $948, or $0.38 on an annual basis per share for the year ended December 31, 2011.  The following table sets forth the taxability of distributions on preferred shares, on a per share basis, paid in 2012 and 2011:

	2012 (a)	2011 (b)
Ordinary income	$2.031	0.389
Qualified dividends (c)	0.329	0.019
 _____________________________________

(a)
The January distribution declared on December 14, 2012, with a record date of January 2, 2013 and a payment date of January 15, 2013, is reportable for tax purposes in 2013 and is not reflected in the 2012 allocation.

(b)
The January distribution declared on December 15, 2011, with a record date of January 1, 2012 and a payment date of January 17, 2012, is reportable for tax purposes in 2012 and is not reflected in the 2011 allocation.

(c)	Represents additional characterization of amounts included in Ordinary income

We declared monthly distributions to our common stockholders totaling $50,833 and $50,589 or at a rate equal to $0.57 per annum, per common share for the years ended December 31, 2012 and 2011, respectively.  Future distributions are determined by our board of directors.  We expect to continue paying distributions to maintain our status as a REIT.  We annually notify our stockholders of the taxability of distributions paid during the preceding year.  The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2012 and 2011:

	2012 (a)	2011 (b)
Ordinary income	$0.602	0.332
Non-taxable return of capital	—	0.238
Qualified dividends (c)	0.098	0.016
 _____________________________________

(a)
The January distribution declared on December 17, 2012, with a record date of December 31, 2012 and a payment date of January 17, 2013, will be a split-year distribution with $0.032034 allocable to 2012 for federal income tax purposes and $0.015466 allocable to 2013 for federal income tax purposes.

(b)
The January distribution declared on December 19, 2011, with a record date of January 3, 2012 and a payment date of January 17, 2012, is reportable for tax purposes in 2012 and is not reflected in the 2011 allocation.

(c)	Represents additional characterization of amounts included in Ordinary income

Under the terms of our Unsecured Loan Agreement dated as of November 15, 2011, our Second Amended and Restated Credit Agreement dated as of August 21, 2012 and our Second Amended and Restated Term Loan Agreement dated August 21, 2012, we may not declare or pay dividends or make distributions (including dividends paid and distributions actually made with respect to gains on property sales and any preferred dividends or distributions) if such dividends and distributions paid on account of the then-current fiscal quarter and the three immediately preceding fiscal quarters, in the aggregate for such period, would exceed (A) 95% of FFO (as adjusted to exclude deductions or increases due to one-time items, including non-cash charges and impairments) for such period plus (B) without duplication, all gains on property sales for such period to the extent distributions were actually made with respect thereto. Notwithstanding the foregoing, we are permitted at all times to distribute whatever amount of dividends is necessary to maintain our tax status as a real estate investment trust. In addition to the limitations on distributions under our indebtedness, distributions cannot be paid on our common stock unless we have paid full cumulative distributions through the current period on our Series A Preferred Stock.

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding common stock during the year ended December 31, 2012.

Item 6.  Selected Financial Data

INLAND REAL ESTATE CORPORATION

For the years ended December 31, 2012, 2011, 2010, 2009 and 2008

(In thousands, except per share data)

The following table sets forth Selected Consolidated Financial Data on a historical basis for the five years ended December 31, 2012.  This information should be read in conjunction with the consolidated financial statements (including notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.  This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements.

	2012	2011	2010	2009	2008
Total assets	$1,243,405	1,159,906	1,254,841	1,165,428	1,236,831
Mortgages payable	412,361	391,202	483,186	384,468	479,935
Unsecured credit facilities	305,000	280,000	195,000	185,000	192,000
Convertible notes	28,327	27,863	107,360	122,266	159,135
Total revenues	159,844	163,841	162,055	166,114	185,885
Income (loss) from continuing operations	14,394	(7,490)	(1,231)	6,453	29,038
Net income (loss) attributable to common stockholders	9,849	(8,132)	1,218	9,209	30,425
Net income (loss) attributable to common stockholders per weighted average common share, basic and diluted	0.11	(0.09)	0.01	0.12	0.46
Total distributions declared, preferred	7,910	948	—	—	—
Total distributions declared, common	50,833	50,589	49,008	53,875	64,782
Distributions per common share	0.57	0.57	0.57	0.69	0.98
Cash flows provided by operating activities	68,955	63,274	59,523	71,051	66,668
Cash flows provided by (used in) investing activities	(182,635)	(101,851)	(28,735)	6,092	(110,630)
Cash flows provided by (used in) financing activities	124,434	32,762	(23,941)	(75,604)	30,764
Average annualized base rent per leased square foot	13.21	12.85	13.07	12.21	12.68
Weighted average common shares outstanding, basic	89,006	88,530	85,951	78,441	66,043
Weighted average common shares outstanding, diluted	89,161	88,530	85,951	78,504	66,102

The above financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (including documents incorporated herein by reference) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that do not reflect historical facts and instead reflect our management’s intentions, beliefs, expectations, plans or predictions of the future.  Forward-looking statements can often be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Examples of forward-looking statements include, but are not limited to, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to our financial performance, investment strategy or our portfolio, our ability to address debt maturities, our cash flows, our growth prospects, the value of our assets, our joint venture commitments and the amount and timing of anticipated future cash distributions. Forward-looking statements reflect the intent, belief or expectations of our management based on their knowledge and understanding of the business and industry and their assumptions, beliefs and expectations with respect to the market for commercial real estate, the U.S. economy and other future conditions. These statements are not guarantees of future performance, and investors should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A”Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2013 as they may be revised or supplemented by us in subsequent Reports on Form 10-Q and other filings with the SEC.  Among such risks, uncertainties and other factors are market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including dislocations and liquidity disruptions in the credit markets; the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; competition for real estate assets and tenants; impairment charges; the availability of cash flow from operating activities for distributions and capital expenditures; our ability to refinance maturing debt or to obtain new financing on attractive terms; future increases in interest rates; actions or failures by our joint venture partners, including development partners; and factors that could affect our ability to qualify as a real estate investment trust. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Executive Summary

2012 Highlights

•	Funds From Operations ("FFO") per share, adjusted increased 7.3% over year-end 2011.

•	Same store net operating income ("NOI") increased 1.7% over year-end 2011.

•	Consolidated portfolio financial occupancy increased 60 basis points over year-end 2011 and consolidated portfolio leased occupancy increased 10 basis points over the same period.

•	Average base rents on new leases signed for our consolidated portfolio increased 19.7% over expiring rates during the year ended December 31, 2012 and increased 8.6% on renewal leases.

•	Enhanced our liquidity by issuing preferred stock and increasing the size of our unsecured line of credit facility.

•	Improved our EBITDA, adjusted interest expense coverage ratio from 2.5 times to 2.8 times.

2013 Goals and Objectives

•	Continue to enhance the value of our portfolio through additional repositioning and redevelopment initiatives.

•	Redeploy capital from dispositions of non-core, limited growth assets into acquisitions of high quality retail assets at better than market rates.

•
Continue to reduce the cost and extend the term of our debt and reduce our overall leverage over time, which will improve our financial flexibility and liquidity by maintaining access to multiple sources of capital.

As part of our growth strategy, management implemented external growth initiatives consisting of unconsolidated joint venture activities. As a result of these activities being unconsolidated, we are not able to present a complete picture of the impact these ventures have on our consolidated financial statements. We have included pro rata consolidated financial statements in the Non-GAAP Financial Measures section of this Annual Report on Form 10-K to present our consolidated financial statements including our share of the joint venture balance sheets and statements of operations.

Including the accounts of our unconsolidated joint ventures at 100 percent, we managed approximately $2,599,266 in total assets as of December 31, 2012 and earned $302,665 in total revenues. We believe providing this information allows investors to better compare our overall performance and operating metrics to those of other REITs in our peer group.

Ongoing Strategies and Objectives

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

Acquisition Strategies

We seek to selectively acquire well-located open-air retail centers that meet our investment criteria.  We will, from time to time, acquire properties either without financing contingencies or by assuming existing debt to provide us with a competitive advantage over other potential purchasers requiring financing or financing contingencies.  Additionally, we concentrate our property acquisitions in areas where we have a large market concentration.  In doing this, we believe we are able to attract new retailers to the area and possibly lease several locations to them.

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

We believe that joint ventures support our strategic goals of expanding our footprint to improve diversification, utilizing attractively priced capital and preserving our balance sheet. Additionally, the joint ventures provide us with ongoing fee income which enhances our results of operations from our core portfolio.

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

Liquidity and Capital Resources

Our most liquid asset is cash and cash equivalents, which includes cash and short-term investments.  Cash and cash equivalents at December 31, 2012 and 2011 were $18,505 and $7,751, respectively.  The higher cash balance at December 31, 2012, reflects sales activity in our joint venture with IPCC at year-end, the proceeds of which were subsequently used to pay down the balance on our unsecured line of credit facility, higher prepaid rents and cash received from the sale of certain investment securities which was not reinvested.  See our discussion of the statements of cash flows for a description of our cash activity during the years ended December 31, 2012, 2011 and 2010.

We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions could periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, we do not believe the risk is significant based on our review of the rating of the institutions where our cash is deposited.  FDIC insurance currently covers up to $250,000 per depositor at each insured bank.

Sources of cash
Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, cash flows we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of December 31, 2012, we were in compliance with all financial covenants applicable to us.  We had up to $95,000 available under our $175,000 line of credit facility and an additional $100,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the other borrowings under the line of credit facility.  The lending group is not obligated to approve access to funds under the accordion feature.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for interest expense on our debt obligations, for purchasing additional investment properties and capital commitments at existing investment properties, to meet joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements, certain capital expenditures and current distributions.  Monthly debt service requirements consist primarily of interest payments on our debt obligations although certain of our secured mortgages require monthly principal amortization.

We also own marketable securities of other entities, including REITs.  These investments are generally liquid and could be sold to generate liquidity. These investments in available-for-sale securities totaled $7,711 at December 31, 2012, consisting of preferred and common stock investments.  At December 31, 2012, we had recorded an accumulated net unrealized gain of $762 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the years ended December 31, 2012, 2011 and 2010, we realized gains on sale of $1,401, $1,264 and $2,352, respectively.

We also fund certain of our liquidity needs through the sale of our common stock in "at the market" or "ATM" issuances. We may issue up to $150,000 of our shares of common stock through the ATM issuances. BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents") act as our sales agent(s) for these issuances which may be made in privately negotiated transactions (if we and the Agents have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  We refer to the arrangement with the Agents in this report on Form 10-K as our "ATM issuance program." As of December 31, 2012, we had issued an aggregate of approximately 3,816 shares of our common stock through the ATM issuance program generating net proceeds of approximately $31,691, comprised of approximately $32,504 in gross proceeds, offset by approximately $813 in commissions and fees.  We used the proceeds from shares issued through the program for general corporate purposes, which included repayment of mortgage indebtedness secured by our properties, acquiring real property through wholly-owned subsidiaries or through our investment in one or more joint venture entities and repaying amounts outstanding on our unsecured line of credit facility, among other things.

Subsequent to December 31, 2012, we issued approximately 548 shares of our common stock through the ATM issuance program, generating net proceeds of approximately $4,960, comprised of approximately $5,035 in gross proceeds, offset by approximately $76 in commissions and fees.

In October 2011, we issued 2,000 shares of 8.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") at a public offering price of $25.00 per share, for net proceeds of approximately $48.4 million, after deducting the underwriting discount but before expenses. The proceeds were initially used to pay down debt to capture interest expense savings until the funds were drawn from our unsecured line of credit facility and used to acquire investment properties.

In February 2012, we issued 2,400 shares of Series A Preferred Stock at a public offering price of $25.3906 per share, for net proceeds of approximately $59,000, after deducting the underwriting discount, but before expenses. We used the net proceeds of the offering to purchase additional investment properties. As of December 31, 2012, we had no cumulative preferred stock dividends in arrears.

Uses of cash
Our largest expenses relate to the operation of our properties as well as the interest expense on our mortgages payable and other debt obligations. Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs. Pursuant to lease arrangements, most tenants are required to reimburse us for some or all of their pro rata share of the real estate taxes and operating expenses of the property.

Since the most recent economic downturn, we have been successful in restoring stability to our portfolio. The stability of our portfolio, the lack of new supply of retail space, and the continued demand from growing retailers has put us in excellent position to be proactive in upgrading the quality of our tenancy and increasing rents. We continue to focus on leasing vacant spaces, but we are also focusing on right-sizing certain retailers and repositioning other centers to manage tenant exposures and open up space to accommodate larger tenants. These activities may require us to take tenants off-line during construction which may have a temporary adverse effect on our results of operations during the period the tenant is not paying rent. We are proactive in moving forward with these activities as we believe the long term benefits outweigh the temporary decline in cash flows and net operating income.

In 2013, we intend to expand our program to re-position select centers in our portfolio to accommodate in-demand retail concepts and increase asset value. We currently have several projects underway and others under consideration. We expect to take approximately 350,000 square feet out of service in conjunction with planned repositioning projects, which we expect to come back on line in 2014. The loss in revenue from taking this space off-line will be partially offset by revenue coming on-line for leases signed during 2012. During 2012, we invested approximately $25,000 in capital for tenant improvements and leasing commission on new leases and building improvements related to some of these repositioning efforts. We funded these improvements using cash from operations and draws on our unsecured line of credit facility. We expect to invest approximately the same amount in 2013 using the same sources of cash.

Reference is made to the Total Debt Maturity Schedule in Note 13, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of December 31, 2012, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Approximately $106,658 of consolidated debt, including required monthly principal amortization, matures prior to the end of 2013. Included in this debt maturing in 2013 is approximately $90,247 related to our Algonquin Commons property. Although these loans do not mature until November 2014, we have included them in 2013 because the lender has accelerated the due date of the loans in connection with their decision to initiate foreclosure proceedings. We intend to repay the remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

In June 2012, we ceased paying the monthly debt service on the mortgage loans encumbering Algonquin Commons. We had hoped to reach an agreement with the special servicer that would have revised the loan structure to make continued ownership of the property economically feasible. In January 2013, we received notice that a complaint had been filed by the successors to the lender, alleging events of default under the loan documents and, among other things, seeking to foreclose on the property. We cannot currently estimate the impact the dispute will have on our consolidated financial statements and may not be able to do so until a final outcome has been reached. We believe the Payment Guaranty has, however, ceased and is of no further force and effect as a result of the property having met the performance metrics set forth in the Payment Guaranty. As we have previously disclosed, if we are required to pay the full $18,600 outstanding under the guarantee, then making that payment could have a material adverse effect on our consolidated statements of cash flows for the period and the year in which it would be made and it could have a material adverse effect on our consolidated statements of operations and comprehensive income for the period and the year in which the Company culminates the disposal of the property and related debt. We believe that this payment would not have a material effect on our consolidated balance sheets. If we are required to pay under the payment guarantee, we expect to be able to fund this payment using available cash and/or a draw on our unsecured line of credit facility.

In October 2012, we entered into a First Amendment (the "Amendment") to the Limited Partnership Agreement of our joint venture with PGGM. Subject to the terms and conditions of the Amendment, the partners increased the potential maximum equity contributions to allow for the acquisition of up to an additional $400,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets, using partner equity and secured debt. The Amendment increases our potential maximum equity commitment from approximately $160,000 to $280,000. PGGM's potential maximum equity commitment has been increased from approximately $130,000 to $230,000. The Amendment allows for a two-year investment period and no contributions are required unless and until both partners approve an additional acquisition. We will fund our equity commitment with draws on our line of credit facility, proceeds from sales of investment properties, proceeds from financing unencumbered properties or the sale of preferred and/or common stock.

Acquisitions and Dispositions

The table below presents investment property acquisitions during the years ended December 31, 2012, 2011 and 2010.

Date	Property	City	State	GLA Sq.Ft.	Purchase Price	Cap Rate (a)	Financial Occupancy at time of Acquisition
12/21/2012	Valparaiso Walk	Valparaiso	IN	137,500	$21,900	8.00%	100%
12/21/2012	Dick's Sporting Goods (b)	Cranberry Township	PA	81,780	19,100	7.71%	100%
12/20/2012	Walgreens (b)	El Paso	TX	15,120	4,200	7.11%	100%
12/20/2012	Walgreens (b)	Benton Harbor	MI	14,820	4,920	6.72%	100%
12/19/2012	Dollar General Portfolio (b) (c)	(c)	(c)	54,230	6,337	(c)	100%
11/16/2012	BJ's Wholesale Club (b)	Gainesville	VA	76,267	16,000	6.48%	100%
10/30/2012	Family Dollar (b)	Lorain	OH	8,400	1,246	8.25%	100%
10/30/2012	Family Dollar (b)	Cisco	TX	8,000	939	8.50%	100%
9/26/2012	Walgreens (b)	New Bedford	MA	10,350	2,650	8.14%	100%
8/15/2012	Walgreens (b)	Villa Park	IL	12,154	4,863	7.51%	100%
6/13/2012	Walgreens (b)	Milwaukee	WI	13,905	3,025	7.65%	100%
4/18/2012	Orland Park Place Outlots II	Orland Park	IL	22,966	8,750	7.40%	100%
3/27/2012	CVS/Walgreens Portfolio (b) (d)	(d)	(d)	55,465	23,711	6.50%	100%
3/19/2012	CVS/Walgreens Portfolio (b) (e)	(e)	(e)	40,113	17,059	6.50%	100%
3/16/2012	Pick N Save (b)	Sheboygan	WI	62,138	11,700	7.44%	100%
3/13/2012	Mt. Pleasant Shopping Center (b) (f)	Mt. Pleasant	WI	83,334	21,320	7.20%	98%
3/6/2012	Westgate Shopping Center (g) (h)	Fairview Park	OH	241,838	73,405	7.60%	86%
2/29/2012	Stone Creek Towne Center (i) (j)	Cincinnati	OH	142,824	36,000	8.00%	97%
2/24/2012	Woodbury Commons (k) (l)	Woodbury	MN	116,196	10,300	6.50%	66%
2/24/2012	Silver Lake Village (i) (m)	St. Anthony	MN	159,303	36,300	6.90%	87%
12/15/2011	Turfway Commons (i)	Florence	KY	105,471	12,980	8.37%	95%
12/7/2011	Elston Plaza (i)	Chicago	IL	87,946	18,900	6.75%	90%
11/29/2011	Brownstones Shopping Center (i)	Brookfield	WI	137,816	24,100	7.00%	96%
11/1/2011	Bradley Commons	Bradley	IL	174,348	25,820	7.45%	93%
9/21/2011	Champlin Marketplace (i)	Champlin	MN	88,577	13,200	6.40%	89%
6/14/2011	Walgreens Portfolio (b) (n)	(n)	(n)	85,920	32,027	(n)	100%
6/2/2011	Red Top Plaza (i)	Libertyville	IL	151,840	19,762	7.39%	81%
4/13/2011	Triple Net Leased Portfolio (b) (o)	(o)	(o)	107,962	46,931	(o)	100%
3/24/2011	Mariano’s Fresh Market (b)	Arlington Heights	IL	66,393	20,800	7.41%	100%
1/11/2011	Joffco Square (i)	Chicago	IL	95,204	23,800	7.15%	83%
11/22/2010	Roundy’s	Menomonee Falls	WI	103,611	20,722	7.68%	100%
11/15/2010	CVS (b)	Elk Grove	CA	12,900	7,689	7.60%	100%
10/25/2010	Diffley Marketplace (i)	Eagan	MN	62,656	11,861	6.54%	94%
10/7/2010	Walgreens (b)	Island Lake	IL	14,820	4,493	7.50%	100%
9/24/2010	University of Phoenix (b)	Meridian	ID	36,773	8,825	8.25%	100%
9/7/2010	Harbor Square Plaza (b) (p)	Port Charlotte	FL	20,087	11,250	8.10%	100%
8/26/2010	Copp’s (b)	Sun Prairie	WI	61,048	11,700	8.35%	100%
7/8/2010	Farnam Tech Center (b)	Omaha	NE	118,239	18,000	7.22%	100%
6/23/2010	The Point at Clark (q)	Chicago	IL	95,455	28,816	7.74%	100%
				2,983,769	$685,401

(a)
The Cap Rate disclosed is as of the time of acquisition and is calculated by dividing the forecasted net operating income ("NOI") by the purchase price. Forecasted NOI is defined as forecasted net income for the twelve months following the acquisition of the property, calculated in accordance with U.S. GAAP, excluding straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense, less a vacancy factor to allow for potential tenant move-outs or defaults.

(b)	These properties were acquired through our joint venture with IPCC.

(c)
This portfolio includes six Dollar General stores, located in Baldwin, Wisconsin; Mercer, Wisconsin; Nekoosa, Wisconsin; Oxford, Wisconsin; Spooner, Wisconsin and Wittenberg, Wisconsin. The cap rates for the various properties ranged from 7.60% to 7.75%.

(d)	This portfolio includes one CVS store and three Walgreens stores, located in Nampa, Idaho; St. George, Utah; Lee's Summit, Missouri and McPherson, Kansas.

(e)	This portfolio includes two CVS stores and one Walgreens store, located in Newport News, Virginia; McAllen, Texas and Dunkirk, New York.

(f)	The purchase price of this property includes approximately 6,700 square feet subject to a ground lease. Ground lease square footage is not included in our GLA.

(g)	This property was sold to our joint venture with PGGM on December 11, 2012.

(h)	The purchase price of this property includes approximately 229,000 square feet subject to ground leases. Ground lease square footage is not included in our GLA.

(i)	These properties were acquired through our joint venture with PGGM.

(j)	The purchase price of this property includes approximately 6,600 square feet subject to a ground lease. Ground lease square footage is not included in our GLA.

(k)	This property was sold to our joint venture with PGGM on April 13, 2012.

(l)	The purchase price of this property includes approximately 6,200 square feet subject to a ground lease. Ground lease square footage is not included in our GLA.

(m)	The purchase price of this property includes approximately 154,000 square feet subject to ground leases. Ground lease square footage is not included in our GLA.

(n)
This portfolio includes six Walgreens stores, located in Normal, Illinois' Spokane, Washington; Villa Rica, Georgia; Waynesburg, Pennsylvania; Somerset, Massachusetts and Gallup, New Mexico. The cap rates for the various properties ranged from 7.10% to 7.22%.

(o)
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

(p)	The purchase price of this property includes a 96,253 square foot ground lease with Kohl's. Ground lease square footage is not included in our GLA.

(q)	This property was sold to our joint venture with PGGM on August 31, 2010.

During the year ended December 31, 2010, we were granted possession of a vacant building at our Orland Park Place Outlots investment property.  Previously, we had a ground lease with a restaurant operator.  Upon default by the tenant, we added this building to our portfolio, pursuant to the lease terms, which resulted in income of $890.

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the years ended December 31, 2012, 2011 and 2010.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain (Loss) on Sale	Provision for Asset Impairment
12/28/2012	CVS/Walgreens Portfolio (a) (b)	(b)	(b)	40,113	$19,361	$—	$—
12/6/2012	10th Street Center (c)	Indianapolis	IN	67,541	1,800	—	2,139
12/6/2012	Butera Market	Naperville	IL	67,632	5,700	1,749	—
10/11/2012	Hartford Plaza	Naperville	IL	43,762	4,520	1,281	—
8/1/2012	Walgreens	Jennings	MO	15,120	2,250	349	—
6/15/2012	Riverplace Center (c)	Noblesville	IN	74,414	4,450	—	356
6/7/2012	Grand Traverse Crossings (c)	Traverse City	MI	21,337	1,150	—	1,068
2/29/2012	Walgreens Portfolio (a) (d)	(c)	(c)	85,920	36,272	—	—
11/30/2011	Triple Net Leased Portfolio (a) (d)	(d)	(d)	107,962	53,718	—	—
10/28/2011	Orland Park Retail	Orland Park	IL	8,500	975	59	—
10/7/2011	Rose Plaza East and West	Naperville	IL	25,993	5,050	895	—
8/18/2011	Park Center Plaza (partial)	Tinley Park	IL	61,000	3,000	358	—
7/21/2011	Mariano’s Fresh Market (a)	Arlington Heights	IL	66,393	23,430	—	—
7/21/2011	National Retail Portfolio (a) (f)	(e)	(e)	108,855	40,313	—	—
5/25/2011	University of Phoenix (a)	Meridian	ID	36,773	10,698	—	—
2/14/2011	Schaumburg Golf Road Retail	Schaumburg	IL	9,988	2,150	197	—
12/30/2010	Bank of America (a) (g)	Moosic	PA	300,000	77,810	—	—
12/30/2010	Bank of America (a) (g)	Las Vegas	NV	85,708	—	—	—
12/16/2010	Farnam Tech Center (a)	Omaha	NB	118,237	21,390	—	—
12/8/2010	Bank of America (a) (h)	Hunt Valley	MD	377,332	97,420	—	—
12/8/2010	Bank of America (a) (h)	Rio Rancho	NM	76,768	—	—	—
11/29/2010	Homewood Plaza	Homewood	IL	19,000	2,500	1,108	—
9/1/2010	Northgate Center	Sheboygan	WI	73,647	8,025	(9)	—
8/5/2010	Springboro Plaza	Springboro	OH	154,034	7,125	230	—
4/30/2010	Park Center Plaza (partial)	Tinley Park	IL	5,089	845	521	—
				2,051,118	$429,952	$6,738	$3,563

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

(b)	This portfolio includes two CVS stores and one Walgreens store, located in Newport News, Virginia; McAllen, Texas and Dunkirk, New York.

(c)
The properties sold during the year ended December 31, 2012, were sold at prices below their carrying value. During the year ended December 31, 2011, we estimated the loss in value as contracts for the sales of these properties had been entered into. Upon sale, we were required to record an additional impairment to adjust our estimate. As a result, we recorded a provision for asset impairment totaling $722 and $2,841 during the years ended December 31, 2012 and 2011, respectively. These impairment losses are included in discontinued operations on the consolidated statements of operations and comprehensive income.

(d)	This portfolio includes six Walgreens stores, located in Normal, Illinois' Spokane, Washington; Villa Rica, Georgia; Waynesburg, Pennsylvania; Somerset, Massachusetts and Gallup, New Mexico.

(e)
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

(f)	This portfolio includes a CVS store in Elk Grove, California; a Walgreens store in Island Lake, Illinois; Harbor Square Plaza in Port Charlotte, Florida and Copp's in Sun Prairie, Wisconsin.

(g)	The interests in the two Bank of America buildings, Moosic, PA and Las Vegas, NV, were sold together as a package. The sale price of $77,810 was for both properties.

(h)	The interests in the two Bank of America buildings, Hunt Valley, MD and Rio Rancho, NM, were sold together as a package. The sale price of $97,420 was for both properties.

The table below presents development property dispositions during the year ended December 31, 2010.  There were no development property dispositions during the years ended December 31, 2012 and 2011.

Date	Property	Joint Venture Partner	City	State	Approx. Acres	Sales Price
8/31/2010	Savannah Crossing	TMK Development, Inc.	Aurora	IL	2	$2,350
8/13/2010	North Aurora Outlots Phase I	North American Real Estate	North Aurora	IL	1	260
					3	$2,610

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of the year ended December 31, 2012:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt (a)	$412,361	106,658	109,622	45,816	150,265
Line of Credit Facility	80,000	—	80,000	—	—
Convertible Notes (b)	29,215	—	29,215	—	—
Term Loan	225,000	—	—	225,000	—
Office Lease	1,276	479	797	—	—
Interest Expense (c)(d)	124,694	23,806	57,506	23,431	19,951

(a)
Included in the debt maturing in 2013 is approximately $90,247 secured by our Algonquin Commons property. Although these loans do not mature until November 2014, we have included them in 2013 because the lender has accelerated the due date of the loans in connection with their decision to initiate foreclosure proceedings.

(b)
Our convertible notes issued during 2010 mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their notes.

(c)	Interest expense on the convertible notes was calculated through the first date at which we are able to call the note.

(d)	Interest expense on the line of credit facility was calculated using the outstanding balance and the 2.2 percent interest rate in effect at December 31, 2012.

Critical Accounting Policies

General.  A critical accounting policy is one that, we believe, would materially affect our operating results or financial condition, and requires management to make estimates or judgments in certain circumstances.  We believe that our most critical accounting policies relate to the recognition of rental income and tenant recoveries, allocation and valuation of investment properties, consolidation/equity accounting policies and our investments in securities.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  U.S. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties that were taken into consideration upon the application of critical accounting policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

Allocation of Investment Properties.  We allocate the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in-place leases) and any liabilities assumed, including debt that is recorded at fair value, taking into consideration any above or below market terms.  Purchase price allocations are based on our estimates.  The value allocated to land as opposed to building affects the amount of depreciation expense we record.  If more value is attributed to land, depreciation expense is lower than if more value is attributed to building and improvements.  In some circumstances we engage independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations; however, we are ultimately responsible for the purchase price allocation.  We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management’s evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the life of the related lease for each property as a component of amortization expense. We also consider whether any customer relationship value exists related to the property acquisition.  As of December 31, 2012, we had not allocated any amounts to customer relationships.

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

Consolidation/Equity Accounting Policies.  We consolidate the operations of a joint venture if we determine that we are the primary beneficiary of the joint venture, which management has determined to be a variable interest entity ("VIE") in accordance with ASC 810.  The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined as having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity.  When we consolidate a VIE, the assets, liabilities and results of operations of the VIE are included in our consolidated financial statements.

In instances where we are not the primary beneficiary of a VIE we use the equity method of accounting.  Under the equity method, the operations of a joint venture that qualifies as a VIE are not consolidated with our operations.  Instead our share of operations is reflected as equity in earnings (loss) of unconsolidated joint ventures on our consolidated statements of operations and comprehensive income.  Additionally, our net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

Investment in Securities.  We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2012 and 2011 consist of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value and preferred securities not classified as available-for-sale securities and therefore, recorded at cost. We determined that these non-traded securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities.  Unrealized holding gains and losses on securities classified as available-for-sale are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.

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

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Net cash provided by operating activities	$68,955	63,274	59,523
Net cash used in investing activities	$(182,635)	(101,851)	(28,735)
Net cash provided by (used in) financing activities	$124,434	32,762	(23,941)

2012 Compared to 2011

Net cash provided by operating activities was $68,955 for the year ended December 31, 2012, as compared to $63,274 for the year ended December 31, 2011.  The increase in cash provided by operating activities is due primarily to an improvement in property operations.  See discussion in our Results of Operations section for an explanation of property operations.

Net cash used in investing activities was $182,635 for the year ended December 31, 2012, as compared to $101,851 for the year ended December 31, 2011.  The primary reason for the increase in cash used in investing activities was the use of $242,711 to purchase investment properties and $24,447 in additions to investment properties during the year ended December 31, 2012, as compared to the use of $125,604 to purchase investment properties and $40,775 in additions to investment properties during the year ended December 31, 2011.  Additionally, we used net cash of $12,955 to fund a construction loan and to purchase notes encumbered by operating properties at a discount and invested an additional $15,364 in our unconsolidated joint ventures to acquire investment properties. We received $29,853 in proceeds from the sale of property ownership interests in connection with our joint venture with IPCC during the year ended December 31, 2012, as compared to the receipt of $62,929 from the sale of property ownership interests during the year ended December 31, 2011. This decrease was due to the timing of the sale of property ownership interests, which typically vary from period-to-period and year-to-year. Partially offsetting this increase in cash used in investing activities was the return of capital invested in our unconsolidated joint ventures as financing was placed on certain of the investment properties and cash flow distributions from our joint ventures during the year ended December 31, 2012, and the receipt of $43,596 of sales proceeds from the sale of investment properties during the year ended December 31, 2012, as compared to $10,796 during the year ended December 31, 2011.

Net cash provided by financing activities was $124,434 for the year ended December 31, 2012, as compared to $32,762 during the year ended December 31, 2011.  The primary reason for the increase in cash received from financing activities was the receipt of $108,258 in loan proceeds, net of loan payoffs and $25,000 from our amended term loan during the year ended December 31, 2012, as compared to the receipt of $26,881 in loan proceeds, net of loan payoffs, $50,000 from the new term loan, $35,000 from our unsecured line of credit facility and using $82,648 to repay certain convertible notes during the year ended December 31, 2011.

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

Net cash used in investing activities was $101,851 for the year ended December 2011, as compared to $28,735 for the year ended December 31, 2010.  The primary reason for the increase in cash used in investing activities was the use of $125,604 to purchase investment properties and $40,775 in additions to investment properties during the year ended December 31, 2011, as compared to the use of $102,478 to purchase investment properties and $23,470 in additions to investment properties during the year ended December 31, 2010.  Additionally, we received proceeds of $10,796 from the sale of investment properties and $499 from the change in control of investment properties during the year ended December 31, 2011, as compared to receiving proceeds of $46,868 from the sale of investment properties and $11,886 from the change in control of investment properties during the year ended December 31, 2010.  Partially offsetting the increase in cash used in investing activities was the receipt of $62,929 from the sale of property ownership interests in connection with our joint venture with IPCC during the year ended December 31, 2011, as compared to the receipt of $35,461 from the sale of property ownership interests during the year ended December 31, 2010.

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

Results of Operations

This section describes and compares our results of operations for the three years ended December 31, 2012, 2011 and 2010, respectively.  At December 31, 2012, we had ownership interests in 37 single-user retail properties, 59 Neighborhood Centers, 23 Community Centers, 37 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  One metric that management uses to evaluate our overall portfolio, is same store net operating income in which management analyzes the net operating income of properties that we have owned and operated for the same twelve month periods during each year. These properties are referred to herein as “same store” properties.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  We believe that net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.

A total of 91 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 7.9 million square feet.  In the table below, “other investment properties” includes activity from properties acquired during the years ended December 31, 2012, 2011 and 2010, two properties in which we took over ownership control from our joint venture partner, properties contributed to our joint ventures and activity from properties owned through our joint venture with IPCC while these properties were consolidated.   Operations from properties acquired through this joint venture are recorded as consolidated income until those properties become unconsolidated with the first sale of ownership interests to investors.  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  The “same store” investment properties represented 85% of the square footage of our consolidated portfolio at December 31, 2012.  The following table presents the net operating income, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the years ended December 31, 2012, 2011 and 2010 along with reconciliation to net income (loss) attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Rental income and tenant recoveries:
“Same store” investment properties, 91 properties
Rental income	$90,860	89,281	88,265
Tenant recovery income	31,259	30,356	31,997
Other property income	1,903	1,714	1,670
“Other investment properties”
Rental income	22,419	25,752	24,617
Tenant recovery income	5,762	8,609	10,147
Other property income	506	226	317
Total rental and additional rental income	$152,709	155,938	157,013

Property operating expenses:
“Same store” investment properties, 91 properties
Property operating expenses	$15,883	18,056	19,092
Real estate tax expense	24,222	20,814	22,956
“Other investment properties”
Property operating expenses	3,773	5,308	5,161
Real estate tax expense	5,050	7,155	9,159
Total property operating expenses	$48,928	51,333	56,368

Property net operating income
“Same store” investment properties	$83,917	82,481	79,884
“Other investment properties”	19,864	22,124	20,761
Total property net operating income	$103,781	104,605	100,645

Other income:
Straight-line rents	$839	1,526	1,566
Amortization of lease intangibles	539	350	(102)
Other income	3,633	2,438	4,563
Fee income from unconsolidated joint ventures	5,757	6,027	3,578
Loss on sale of investment properties	(23)	—	—
Gain (loss) from change in control of investment properties	1,108	(1,400)	5,018
Gain on sale of joint venture interest	766	1,366	4,555
Gain on extinguishment of debt	—	—	1,481
Other expenses:
Income tax benefit (expense) of taxable REIT subsidiaries	6,346	632	(719)
Bad debt expense	(2,959)	(3,975)	(6,100)
Depreciation and amortization	(55,036)	(49,477)	(43,375)
General and administrative expenses	(17,552)	(14,656)	(13,735)
Interest expense	(35,680)	(41,579)	(36,051)
Provision for asset impairment	—	(5,223)	(18,190)
Equity in earnings (loss) of unconsolidated ventures	2,875	(8,124)	(4,365)
Income (loss) from continuing operations	14,394	(7,490)	(1,231)
Income from discontinued operations	3,298	436	2,755
Net income (loss)	17,692	(7,054)	1,524
Less: Net (income) loss attributable to the noncontrolling interest	67	(130)	(306)
Net income (loss) attributable to Inland Real Estate Corporation	17,759	(7,184)	1,218
Dividends on preferred shares	(7,910)	(948)	—
Net income (loss) attributable to common stockholders	$9,849	(8,132)	1,218

On a “same store” basis (comparing the results of operations of the investment properties owned during the year ended December 31, 2012, with the results of the same investment properties owned during the year ended December 31, 2011), property net operating income increased $1,436, with total rental and additional rental income increasing by $2,671 and total property operating expenses increasing $1,235.

In comparing the results of operations from the “same store” properties during the years ended December 31, 2011 and 2010, property net operating income increased $2,597 with total rental and additional rental income decreasing $581 and total property operating expenses decreasing $3,178.

Net income (loss) attributable to common stockholders increased $17,981 when comparing the year ended December 31, 2012 to the year ended December 31, 2011 and decreased $9,350 when comparing the year ended December 31, 2011 to the year ended December 31, 2010, for the reasons explained below.

Rental income
Rental income increased $1,579 on a “same store” basis, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to the effect of increased income generated by new leases signed during the respective periods and the end of any associated rent abatement periods.  Total rental income decreased $1,754 for the year ended December 31, 2012, as compared to the year ended December 31, 2011, reflecting a decrease in rental income from our “other investment properties” during the year.  The decrease is primarily due to the impact of contributing properties to our joint venture with PGGM during 2011 and 2012. These properties become unconsolidated upon contribution to the joint venture. This decrease is partially offset by properties acquired during these same periods.

Rental income increased $1,016 on a “same store” basis, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to the effect of increased income generated by new leases signed during the respective periods and the end of any associated rent abatement periods.  Total rental income increased $2,151 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, reflecting an increase in rental income from our “other investment properties” during the year.  The increase is a result of income generated by investment properties acquired during the years ended December 31, 2011 and 2010, including the change in control transaction related to the Algonquin Commons and Orchard Crossing properties and properties owned through our joint venture with IPCC, while they were consolidated.

Tenant recovery income
Tenant recovery income increased $903 on a "same store" basis, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Total tenant recovery income decreased $1,944 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The primary reason for the fluctuation in tenant recovery income is a corresponding fluctuation in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases. The overall recovery rate year-over-year remained consistent.

Tenant recovery income decreased $1,641 on a “same store” basis and $3,179 in total, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to decreased property operating and real estate tax expenses. The overall recovery rate year-over-year also increased approximately 2 percent.

Property operating expenses
Property operating expenses decreased $2,173 on a "same store" basis and $3,708 in total, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease in property operating expenses during the year is due primarily to a decrease in total snow removal costs of approximately $2,500. Additionally, the decrease in total property operating expenses is a result of the contribution of properties to our joint venture with PGGM during 2011 and 2012.

Property operating expenses decreased $1,036 on a “same store” basis and $889 in total, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, respectively, primarily due to a decrease in total snow removal costs of approximately $820 and our ongoing cost reduction efforts during the year ended December 31, 2011.

Real estate tax expense
Real estate tax expense increased $3,408 on a "same store" basis and $1,303 in total, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The change in real estate tax expense is a result of changes in the assessed values of our investment properties or the tax rates charged by the various taxing authorities. Additionally, the decrease in total real estate tax expense is a result of the contribution of properties to our joint venture with PGGM during 2011 and 2012.

Real estate tax decreased $2,142 on a "same store" basis and $4,146 in total, for the year ended December 31, 2011, as compared to the year ended December 31, 2010 primarily for the same reasons as discussed above.

Other income
Other income increased $1,195 for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to interest income received in the current year on our mortgages receivable and the settlement of an outstanding obligation with the prior owner of one of our investment properties.

Other income decreased $2,125 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to decreased gains on the sale of investment securities as a result of fewer sales during the year ended December 31, 2011.  Additionally, during the year ended December 31, 2010, we were granted possession of a vacant building at our Orland Park Place Outlots investment property.  Previously, we had a ground lease with a restaurant operator.  Upon default by the tenant, we added this building to our portfolio, according to the lease terms, resulting in income of $890.

Fee income from unconsolidated joint ventures
Fee income from unconsolidated joint ventures decreased $270 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease in fee income is due to a decrease in acquisition fees earned on sales of interest through our joint venture with IPCC. Acquisition fees earned may vary based on the number of properties sold, the original acquisition price of the property and the timing of the sales in each period. This decrease was almost entirely offset by increased management fees from our unconsolidated joint ventures due to increased revenues as a result of an increased number of properties under management.

Fee income from unconsolidated joint ventures increased $2,449 for the year ended December 31, 2011, as compared to the year ended December 31, 2010.  This increase resulted mostly from an increase in acquisition fees earned on sales of interests by the IPCC joint venture and increased management fees related to increased revenues as a result of an increased number of properties under management through our unconsolidated joint ventures and the properties that have been fully sold through our IPCC joint venture.

Gain (loss) from change in control of investment properties
During the years ended December 31, 2012, 2011 and 2010, we recorded a gain (loss) on the change in control of investment properties in the amount of $1,108, ($1,400) and $5,018, respectively.

Prior to the change in control transactions, each property discussed below was unconsolidated and was accounted for under the equity method of accounting. Upon consolidation, we valued these properties utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, using discount rates and capitalization rates applied to the expected future cash flows of the property. We estimated the fair value of the remaining debt by discounting the future cash flows of the instrument at rates currently offered for similar debt instruments.

During the year ended December 31, 2012, we, on behalf of the joint venture formed to develop the property known as North Aurora Towne Center, negotiated with the lender of the indebtedness secured by the properties to repay the mortgage payable, which matured in July 2011, at a discount. We contributed $10,000 to the joint venture to repay the entire $30,537 outstanding mortgage, resulting in a gain on the extinguishment of debt to us in the amount of $20,537. In conjunction with this debt repayment, the joint ventures previously established to develop these properties were dissolved, ownership of the properties was conveyed to us and the development properties and remaining indebtedness were consolidated by us. The consolidation of these properties resulted in a loss of approximately $19,494. We recorded a net gain on change in control of $1,043 related to this transaction.

Also, during the year ended December 31, 2012, we, on behalf of the joint venture formed to develop the property known as The Shops at Lakemoor, negotiated with the lender of the indebtedness secured by the property to repay the mortgage payable, which matured in October 2012, at a discount. The joint venture previously established to develop this property was dissolved, ownership of the property was conveyed to us and the development property and remaining indebtedness were consolidated by us. The consolidation of this property resulted in a loss of approximately $11,041. We then repaid the entire $22,105 mortgage with a payment of $11,000, resulting in a gain on the extinguishment of debt in the amount of $11,105. We recorded a net gain on the change in control of $64 related to this transaction.

During the year ended December 31, 2011, we took control of Orchard Crossing, a property previously owned through our joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”).  The consolidation of this property resulted in a net loss of $1,400.

During the year ended December 31, 2010, we took control of Algonquin Commons, a property previously owned through our joint venture with New York State Teachers’ Retirement System.  The consolidation of this property resulted in a net gain of $5,018.

Gain on sale of joint venture interest
Gain on sale of joint venture interest decreased $600 for the year ended December 31, 2012, as compared to the year ended December 31, 2011.  This is due to decreased gains on sale in connection with sales of interest in properties through our joint venture with IPCC. Gains recorded may vary based on the number of properties sold, the timing of the sales in each period and the hold period of each asset.

Gain on sale of joint venture interest decreased $3,189 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to the same reason as discussed above.

Income tax benefit (expense) of taxable REIT subsidiaries
Income tax benefit increased $5,714 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The primary reason for the increase in the tax benefit was a decrease of $6,974 in the valuation allowance for deferred tax assets in 2012. The decrease in this allowance was primarily due to adjustments to the beginning-of-the-year balance of the valuation allowance because of a change in circumstances that caused a change in judgment about the realizability of the related deferred tax assets in future years. Our judgment changed due to the change in control transactions described above and the related fair value adjustments and gains on extinguishment of debt.

Income tax benefit increased $1,351 for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The primary reason for the increase in the tax benefit was a reduced amount added to our valuation allowance during the year ended December 31, 2011 due to lower impairment adjustments requiring a reserve.

Bad debt expense
Bad debt expense decreased $1,016 for the year ended December 31, 2012, as compared to the year ended December 31, 2011.  The decrease in bad debt expense is due to fewer tenant bankruptcies and tenant failures.

Bad debt expense decreased $2,125 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to the same reason as discussed above.

Depreciation and amortization
Depreciation and amortization increased $5,559 for the year ended December 31, 2012, as compared to the year ended December 31, 2011, due to depreciation expense recorded on newly acquired investment properties, new tenant improvement assets for work related to new leases, additional properties owned through our joint venture with IPCC, while they were consolidated and the write off of tenant improvement assets, as a result of lease terminations.

Depreciation and amortization increased $6,102 for the year ended December 31, 2011, as compared to the year ended December 31, due to the same reasons as discussed above. Additionally, the increase is due to depreciation recorded on Algonquin Commons and Orchard Crossing after the change in control transactions.

General and administrative expenses
General and administrative expenses increased $2,896 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase is due to an increase in payroll and related items as a result of additional staff, increased legal costs related to general corporate matters and increased computer and software costs.

General and administrative expenses increased $921 for the year ended December 31, 2011, as compared to the year ended December 31, 2010.  The increase is due primarily to an increase in payroll and related items as a result of additional staff.

Interest expense
Interest expense decreased $5,899 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease was primarily due to a decrease of approximately $4,100 of interest expense and the related discount amortization that we eliminated by repurchasing our convertible notes during 2011. Interest expense on our mortgages payable decreased approximately $1,800 due in most part to the contribution of investment properties to our joint venture with PGGM during 2011 and 2012. These decreases were partially offset by increased interest on our unsecured term loan due in most part to a full year of interest expense in 2012 for the new $50,000 term loan entered into in November 2011.

Interest expense increased $5,528 for the year ended December 31, 2011, as compared to the year ended December 31, 2010.  The increase in interest expense was primarily due to an increase in interest expense of approximately $5,600 on our mortgages payable, which included Algonquin Commons for the year ended December 31, 2011, as compared to only six months of expense during the year ended December 31, 2010 and additional interest on mortgages payable of the properties owned through our joint venture with IPCC, while they were consolidated.  Additionally, the amortization of loan costs increased related to the fees in connection with the refinance of the unsecured credit facilities in June 2010, as well as the fees for the amendments completed during the year ended December 31, 2011.  Partially offsetting this increase in interest expense was a decrease in interest on our convertible notes as a result of the repurchases during 2011 and 2010 and decreased interest expense on our unsecured line of credit due to lower interest rates charged on the outstanding balance.

Provision for asset impairment
During the year ended December 31, 2011, we recorded a provision for asset impairment of $5,223 to record our investment in three development joint ventures at fair value.

During the year ended December 31, 2010, we recorded a provision for asset impairment of $18,190, related to five development joint venture projects, to reflect the investments at fair value.

Reference is made to our discussion under the caption "Critical Account Policies" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our impairment policies.

Equity in earnings (loss) of unconsolidated joint ventures
Equity in earnings (loss) of unconsolidated joint ventures increased $10,999 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The primary reason for the increase was increased "same store" net operating income on the unconsolidated pool of properties and an increase of $1,338 of the amortization of basis differences associated with our unconsolidated joint ventures. Also affecting the increase were total impairment losses of $17,878 recorded during the year ended December 31, 2011 at the joint venture level. Our pro rata share of this loss, equal to $7,824, is included in this line item on the accompanying consolidated statements of operations and comprehensive income.

Equity in earnings (loss) of unconsolidated joint ventures decreased $3,759 for year ended December 31, 2011, as compared to the year ended December 31, 2010, respectively.  The decline in earnings for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was due to the aforementioned impairment losses recorded related to development joint venture properties.  During the year ended December 31, 2010, the total impairment loss recorded was $5,550 at the joint venture level.  Our pro rata share of this loss, equal to $2,498, is included in this line item on the accompanying consolidated statements of operations and comprehensive income.

Related party transactions
We pay affiliates of The Inland Real Estate Group, Inc. ("TIGI") for real estate-related brokerage services, investment advisory services and various administrative services. These TIGI affiliates provide these services at cost, with the exception of the investment advisor fees and the broker commissions. The investment advisor fees are charged as a percentage of total assets under management and the broker commissions are charged as a percentage of the gross transaction amount. TIGI, through its affiliates, owns approximately 12.8% of our outstanding common stock.  During the years ended December 31, 2012, 2011 and 2010, we paid to TIGI and/or its affiliates $2,239, $2,156, and $1,736, respectively, for these various services.  Reference is made to Note 7, “Transactions with Related Parties” to the accompanying consolidated financial statements for detail of the total amounts paid during the previous three years.  We may continue to use these services during 2013; however, the intended level of use is being evaluated and has not yet been determined.

Portfolio Activity

During the year ended December 31, 2012, our leasing activity remained strong and our leasing spreads were positive on both new and renewal leases in our consolidated portfolio.  During the year ended December 31, 2012, we executed 48 new, 168 renewal and 53 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately 1,047,000 square feet of our consolidated portfolio.   The 48 new leases comprise approximately 260,000 square feet with an average rental rate of $14.09 per square foot, a 19.7% increase over the average expiring rate.  The 168 renewal leases comprise approximately 571,000 square feet with an average rental rate of $15.93 per square foot, an 8.6% increase over the average expiring rate.  The 53 non-comparable leases comprise approximately 216,000 square feet with an average base rent of $13.03 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements.  For leases signed during the 24-month period ending December 31, 2012, the average leasing commission was approximately $5 per square foot, the average cost for tenant improvements was approximately $20 per square foot and the average period given for rent concessions was three to five months.

During 2013, 134 leases, comprising approximately 684,000 square feet and accounting for approximately 7.1% of our annualized base rent, will be expiring in our consolidated portfolio.  None of the expiring leases is deemed to be material to our financial results.  The weighted average expiring rate on these leases is $12.09 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

In 2012, Supervalu, Inc., the largest tenant in our total portfolio (including unconsolidated properties at 100%) based on percentage of annual base rent and square footage, announced its intention to explore "strategic alternatives" for the company, primarily the sale of all or some its assets. In January 2013, Supervalu announced the sale of five of its brands to an investor group. If the transaction closes, Supervalu will retain ownership of the Cub Foods chain, in addition to others, and the investor group will become the owner of Jewel-Osco, among others. As of December 31, 2012, Supervalu represented approximately 7.3% of annual base rent and approximately 8.3% of gross leasable area in our total portfolio. Once the transaction closes, our exposure will be split between Jewel-Osco stores (becoming 4.2% of our total annual base rent) and Cub Foods (becoming 3.1% of our total annual base rent). With the considerable market share controlled by both Cub Foods and Jewel-Osco in their respective markets, we believe these stores should maintain their relevance as grocery operators.

Occupancy as of December 31, 2012, September 30, 2012 and December 31, 2011 for our consolidated, unconsolidated and total portfolios is summarized below:

Consolidated Occupancy (a)	As of December 31, 2012	As of September 30, 2012	As of December 31, 2011
Leased Occupancy (b)	92.1%	90.8%	92.0%
Financial Occupancy (c)	89.9%	88.4%	89.3%
Same Store Financial Occupancy	89.4%	90.2%	89.4%

Unconsolidated Occupancy (a) (d)
Leased Occupancy (b)	97.1%	97.1%	95.8%
Financial Occupancy (c)	94.2%	94.4%	94.5%
Same Store Financial Occupancy	95.0%	94.9%	94.7%

Total Occupancy (a)
Leased Occupancy (b)	94.0%	93.1%	93.2%
Financial Occupancy (c)	91.6%	90.6%	90.9%
Same Store Financial Occupancy	90.8%	91.3%	90.7%
Financial Occupancy excluding properties held through the joint venture with IPCC (e)	91.3%	90.4%	90.9%
Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (e)	96.2%	95.3%	95.6%
Non-Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (e)	88.3%	87.7%	87.2%

(a)	All occupancy calculations exclude seasonal tenants.

(b)	Leased Occupancy is defined as the percentage of gross leasable area for which there is a signed lease, regardless of whether the tenant is currently obligated to pay rent under their lease agreement.

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

Significant Tenants (a) (b)

The following table presents the significant retail tenants in consolidated total portfolio, based on percentage of annual base rent, along with their respective percentage of total square footage, annual base rent, and approximate receivable balance as of December 31, 2012:

Tenant Name	Annual Base Rent	Percentage of Annual Base Rent	Percentage of Total Square Footage	Receivable Balance at December 31, 2012
Safeway (c)	$4,496	4.13%	3.72%	$(65)
Roundy's (d)	4,239	3.89%	3.78%	(1)
Carmax	4,021	3.69%	2.01%	335
Best Buy	3,003	2.76%	2.29%	32
Dick's Sporting Goods (e)	2,682	2.46%	2.30%	45
Supervalu, Inc. (f)	2,639	2.43%	3.29%	4
TJX Companies, Inc. (g)	2,426	2.23%	3.14%	(34)
PetSmart	2,244	2.06%	1.82%	91
Walgreens	1,912	1.76%	1.01%	16
Ascena Retail Group (h)	1,907	1.75%	1.40%	(75)
Kroger (i)	1,724	1.58%	1.54%	26
Dollar Tree (j)	1,561	1.43%	1.80%	14
Gordmans	1,534	1.41%	1.59%
Staples	1,431	1.31%	1.20%
Bed Bath and Beyond (k)	1,384	1.27%	1.45%	21
Ulta	1,374	1.26%	0.73%
Retail Ventures, Inc. (l)	1,327	1.22%	0.76%
Ross Dress For Less	1,302	1.20%	1.89%
The Sports Authority	1,260	1.16%	0.99%	9
Michael's	1,257	1.16%	1.20%	12
JoAnn Stores	1,237	1.14%	1.41%
L.A. Fitness	1,158	1.06%	0.95%
OfficeMax	1,127	1.04%	0.95%
The Gap (m)	1,116	1.03%	1.02%	(67)
Total	$48,361	44.43%	42.24%	$363
_____________________________________

(a)	Significant tenants are tenants that represent 1% or more of our annualized base rent.

(b)	The table above includes properties owned through our unconsolidated joint ventures.

(c)	Includes Dominick's (5)

(d)	Includes Rainbow (3), Pick ‘N Save (1) and Super Pick ‘N Save (1)

(e)	Includes Dick's Sporting Goods (3) and Golf Galaxy (1)

(f)	Includes Jewel (3) and Cub Foods (2)

(g)	Includes TJ Maxx (5) and Marshall’s (4)

(h)	Includes Justice (2), Dress Barn (6), Maurice's (6), Lane Bryant (5), Fashion Bug (1) and Catherine's (2)

(i)	Includes Food 4 Less (2)

(j)	Includes Dollar Tree (15) and Deal$ (1)

(k)	Includes Bed Bath & Beyond (3), Buy Buy Baby (1) and World Market (1)

(l)	Includes DSW Warehouse (3)

(m)	Includes Old Navy (5), The Gap (1) and The Gap Factory (1)

Joint Ventures

Consolidated joint ventures are those in which we have a controlling financial interest in the joint venture or are the primary beneficiary of a variable interest entity.  The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined as having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses or right to receive the returns from the VIE that would be significant to the VIE.  The third parties’ interests in these consolidated entities are reflected as noncontrolling interest in the accompanying consolidated financial statements.  All inter-company balances and transactions have been eliminated in consolidation.

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Reference is made to Note 3, “Unconsolidated Joint Ventures” to the accompanying consolidated financial statements for a discussion of our unconsolidated joint ventures as of December 31, 2012, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Development Joint Ventures

Our development joint ventures with four independent partners were designed to take advantage of what we believed were the unique strengths of each development team, while potentially diversifying our risk.  Our development partners identified opportunities, assembled and completed the entitlement process for the land, and gauged national “big box” retailer interest in the location before bringing the project to us for consideration.  We contributed financing, leasing, and property management expertise to enhance the productivity of the new developments and are typically entitled to earn a preferred return on our portion of invested capital.

During the recent economic downturn, a number of retailers delayed new store openings until market conditions substantially improved.  In light of this marketplace reality, we extended delivery dates for these projects and we will not have the ability to estimate the project completion dates until activity resumes.  As a result of the project delays, we were required to record significant impairment losses related to these projects during the years ended December 31, 2011 and 2010. No impairment losses were recorded during the year ended December 31, 2012.  In conjunction with these impairment losses, we were required to write down our investment in certain projects to zero as we determined that it was not likely we would recover our invested capital from future cash flows of each project.

During the year ended December 31, 2012, we dissolved our joint ventures with NARE and Tucker Development for all phases of the North Aurora Town Center and Shops at Lakemoor developments in conjunction with negotiated discounted payoffs of the debt encumbering the properties, for which we invested the equity.  As a result of the dissolution of these joint ventures, the properties became consolidated, non-operating properties which have been recorded at fair value.

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

The remaining development property, Lantern Commons in Westfield, Indiana, is categorized as land held for future development.

We will deploy capital for construction or improvements to development properties only when we have signed commitments from retailers and cannot be sure of their exact nature or amounts until that time.

Fair Value Disclosures

Reference is made to Note 5, “Fair Value Disclosures” to the accompanying consolidated financial statements for a discussion of our fair value disclosures as of December 31, 2012, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-GAAP Financial Measures

We consider FFO a widely accepted and appropriate measure of performance for a REIT. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities in which the REIT holds an interest. In addition, NAREIT has further clarified the FFO definition to add-back impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate for all periods presented. Under U.S. GAAP, impairment charges reduce net income. While impairment charges are added back in the calculation of FFO, we caution that because impairments to the value of any property are typically based on reductions in estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance that may be permanent. We have adopted the NAREIT definition for computing FFO. We adjust FFO for the impact of non-cash impairment charges of non-depreciable real estate, net of taxes recorded in comparable periods, in order to present the performance of our core portfolio operations. Management uses the calculation of FFO and FFO adjusted for several reasons. FFO is used in certain employment agreements we have with our executives to determine a portion of incentive compensation payable to them. Additionally, we use FFO and FFO adjusted to compare our performance to that of other REITs in our peer group. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund cash flow needs and liquidity, including our ability to pay distributions, and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. The following table reflects our FFO and FFO adjusted for the periods presented, reconciled to net income (loss) attributable to common stockholders for these periods:

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Net income (loss) attributable to common stockholders	$9,849	(8,132)	1,218
Gain on sale of investment properties	(3,864)	(1,510)	(1,490)
(Gain) loss from change in control of investment properties	(1,108)	1,400	(5,018)
Impairment of depreciable operating property	722	2,841	—
Equity in depreciation and amortization of unconsolidated joint ventures	24,266	14,653	13,642
Amortization on in-place lease intangibles	8,777	6,540	4,478
Amortization on leasing commissions	1,747	1,423	1,120
Depreciation, net of noncontrolling interest	44,935	42,415	39,123
Funds From Operations attributable to common stockholders	85,324	59,630	53,073

Gain on extinguishment of debt	—	—	(1,481)
Impairment loss, net of taxes:
Provision for asset impairment	—	5,223	18,190
Provision for asset impairment included in equity in earnings (loss) of unconsolidated joint ventures	—	7,824	2,498
Other non-cash adjustments	348	940	—
Provision for income taxes:
Income tax adjustments	(7,468)	(1,368)	147
Funds From Operations attributable to common stockholders, adjusted	$78,204	72,249	72,427
Net income (loss) attributable to common stockholders per weighted average common share - basic and diluted	$0.11	(0.09)	0.01
Funds From Operations attributable to common stockholders, per weighted average commons share - basic and diluted	$0.96	0.67	0.62
Funds From Operations attributable to common stockholders, adjusted, per weighted average commons share - basic and diluted	$0.88	0.82	0.84
Weighted average number of common shares outstanding, basic	89,006	88,530	85,951
Weighted average number of common shares outstanding, diluted	89,161	88,633	86,036
Distributions declared, common	$50,833	50,589	49,008
Distributions per common share	$0.57	0.57	0.57

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

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Net income (loss) attributable to Inland Real Estate Corporation	$17,759	(7,184)	1,218
Gain on sale of investment properties	(3,864)	(1,510)	(1,490)
Gain on sale of development properties	—	—	(46)
(Gain) loss from change in control of investment properties	(1,108)	1,400	(5,018)
Income tax (benefit) expense of taxable REIT subsidiaries	(6,346)	(632)	719
Interest expense	35,680	41,579	36,051
Interest expense associated with discontinued operations	—	89	817
Interest expense associated with unconsolidated joint ventures	11,596	8,865	9,774
Depreciation and amortization	55,036	49,477	43,375
Depreciation and amortization associated with discontinued operations	483	1,083	1,652
Depreciation and amortization associated with unconsolidated joint ventures	24,266	14,653	13,642
EBITDA	133,502	107,820	100,694
Gain on extinguishment of debt	—	—	(1,481)
Impairment loss, net of taxes:
Provision for asset impairment	722	8,064	18,190
Provision for asset impairment included in equity in earnings (loss) of unconsolidated joint ventures	—	7,824	2,498
Other non-cash adjustments	348	940	—
EBITDA, adjusted	$134,572	124,648	119,901
Total Interest Expense	$47,276	50,533	46,642
EBITDA: Interest Expense Coverage Ratio	2.8 x	2.1 x	2.2 x
EBITDA: Interest Expense Coverage Ratio, adjusted	2.8 x	2.5 x	2.6 x

The following schedules present our pro-rata consolidated financial statements as of and for the year ended December 31, 2012, reconciled to our U.S. GAAP financial statements. These financial statements are considered non-GAAP because they include financial information related to unconsolidated joint ventures accounted for under the equity method of accounting. We provide these statements to include the pro rata amounts of all properties under management in order to better compare our overall performance and operating metrics to those of other REITs in our peer group.

Balance Sheets (unaudited) - Pro-rata Consolidation

	Consolidated Balance Sheets	Noncontrolling Interest	IN Retail Fund LLC (NYSTRS)	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Pro-rata Consolidated Balance Sheets
Assets:
Investment properties:
Land	$313,261	(535)	43,785	75,413	1,602	2,520	436,046
Construction in progress	20,837	(2)	—	2,119	16,052	—	39,006
Building and improvements	957,794	(1,508)	116,818	183,575	5,271	7,875	1,269,825
	1,291,892	(2,045)	160,603	261,107	22,925	10,395	1,744,877
Less accumulated depreciation	329,997	(747)	32,089	7,717	358	224	369,638
Net investment properties	961,895	(1,298)	128,514	253,390	22,567	10,171	1,375,239
Cash and cash equivalents	18,505	(2,119)	3,482	6,776	3	22	26,669
Investment in securities	8,711	—	—	—	—	—	8,711
Accounts receivable, net	25,076	(46)	5,460	4,190	52	21	34,753
Mortgages receivable	12,955	—	—	—	—	—	12,955
Investment in and advances to unconsolidated joint ventures	129,196	—	(18,007)	(91,438)	(13,595)	(4,662)	1,494
Acquired lease intangibles, net	41,692	—	3,680	43,352	—	1,607	90,331
Deferred costs, net	19,436	(23)	2,075	2,029	30	88	23,635
Other assets	25,939	(3)	1,866	1,511	92	826	30,231
Total assets	$1,243,405	(3,489)	127,070	219,810	9,149	8,073	1,604,018
Liabilities:
Accounts payable and accrued expenses	$36,918	(35)	6,887	6,227	1,832	68	51,897
Acquired below market lease intangibles, net	12,976	—	1,734	15,988	—	786	31,484
Distributions payable	4,606	—	—	—	—	—	4,606
Mortgages payable	412,361	(739)	86,786	135,328	7,433	6,394	647,563
Unsecured credit facilities	305,000	—	—	—	—	—	305,000
Convertible notes	28,327	—	—	—	—	—	28,327
Other liabilities	33,014	(16)	1,930	3,262	1,668	226	40,084
Total liabilities	833,202	(790)	97,337	160,805	10,933	7,474	1,108,961
Stockholders’ Equity:
Preferred stock	110,000	—	—	—	—	—	110,000
Common stock	894	—	—	—	—	—	894
Additional paid-in capital	784,139	—	—	119	—	—	784,258
Accumulated distributions in excess of net income	(476,185)	(4,368)	29,733	58,886	(1,784)	599	(393,119)
Accumulated comprehensive loss	(9,269)	—	—	—	—	—	(9,269)
Total stockholders’ equity	409,579	(4,368)	29,733	59,005	(1,784)	599	492,764
Noncontrolling interest	624	1,669	—	—	—	—	2,293
Total equity	410,203	(2,699)	29,733	59,005	(1,784)	599	495,057
Total liabilities and equity	$1,243,405	(3,489)	127,070	219,810	9,149	8,073	1,604,018

Statements of Operations (unaudited) - Pro-rata Consolidation

	Consolidated Statement of Operations	IN Retail Fund LLC (NYSTRS)	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Pro-rata Consolidated Statement of Operations
Revenues
Rental income	$114,657	15,071	21,797	120	1,139	152,784
Tenant recoveries	37,021	6,483	9,459	40	16	53,019
Other property income	2,409	263	104	6	—	2,782
Fee income from unconsolidated joint ventures	5,757	—	—	—	—	5,757
Total revenues	159,844	21,817	31,360	166	1,155	214,342
Expenses:
Property operating expenses	22,615	2,668	3,980	184	45	29,492
Real estate tax expense	29,272	5,436	6,543	4	13	41,268
Depreciation and amortization	55,036	7,459	16,282	86	439	79,302
General and administrative expenses	17,552	59	518	6	—	18,135
Total expenses	124,475	15,622	27,323	280	497	168,197
Operating income	35,369	6,195	4,037	(114)	658	46,145
Other income (expense)	3,633	413	10	(236)	—	3,820
Loss on sale of investment properties	(23)	—	—	—	—	(23)
Gain from change in control of investment properties	1,108	—	—	—	—	1,108
Gain on sale of joint venture interest	766	—	—	—	—	766
Interest expense	(35,680)	(4,964)	(5,340)	(859)	(433)	(47,276)
Income (loss) before income tax benefit of taxable REIT subsidiaries, equity in earnings (loss) of unconsolidated joint ventures and discontinued operations	5,173	1,644	(1,293)	(1,209)	225	4,540
Income tax benefit of taxable REIT subsidiaries	6,346	—	—	—		6,346
Equity in earnings (loss) of unconsolidated joint ventures	2,875	(1,644)	1,293	1,209	(225)	3,508
Income from continuing operations	14,394	—	—	—	—	14,394
Income from discontinued operations	3,298	—	—	—	—	3,298
Net income	17,692	—	—	—	—	17,692
Less: Net loss attributable to the noncontrolling interest	67	—	—	—	—	67
Net income attributable to Inland Real Estate Corporation	17,759	—	—	—	—	17,759
Dividends on preferred shares	(7,910)	—	—	—	—	(7,910)
Net income attributable to common stockholders	$9,849	—	—	—	—	9,849

Impact of Recent Accounting Principles

The Financial Accounting Standards Board ("FASB"") issued ASU 2011-05 aimed at increasing the prominence of comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and comprehensive income. ASU 2011-05 eliminates the option to report comprehensive income and its components in the statement of changes in stockholder's equity. However, ASU 2011-05 does not change the U.S. GAAP reporting requirements to report reclassification of items from comprehensive income to net income on the face of the financial statements. ASU 2011-05 requires retrospective application. This guidance was required to be implemented by us beginning January 1, 2012. The impact of the pronouncement did not have a significant impact on our consolidated financial statements as we have always disclosed the components of comprehensive income in a single statement along with net income.

The FASB issued ASU 2011-10 to resolve the diversity in practice about whether previous guidance applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. Under the amendments in this update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The impact of the pronouncement did not have an impact on our consolidated financial statements as we have not surrendered control of any of our in substance real estate investments.

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

Subsequent Events

Reference is made to Note 18, “Subsequent Events” to the accompanying consolidated financial statements for a discussion of our subsequent event disclosures, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized. As of December 31, 2012, we have two interest rate swap contracts, which were entered into as requirements under our secured mortgages.

In December 2010, we entered into a floating-to-fixed interest rate swap agreement with an original notional value of $60,000 and a maturity date of December 21, 2020 associated with the debt secured by first mortgages on a pool of eight investment properties. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 3.627% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 6.027% per annum. In December 2012, our joint venture with IPCC entered into a floating-to-fixed interest rate swap agreement with an original notional value of $9,545 and a maturity date of December 21, 2022 associated with the debt secured by a first mortgage on the Dick's Sporting Goods property. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 1.885% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 4.385% per annum.

Our exposure to market risk for changes in interest rates relates to the fact that some of our long-term debt bears interest at variable rates.  These variable rate loans are based on LIBOR, therefore, fluctuations in LIBOR impact our results of operations.  We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting this debt to fixed rates when we deem such conversion advantageous.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension based on our view of the current interest rate environment. The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2017 and thereafter and weighted average interest rates for the debt maturing in each specified period. The instruments, the principal amounts of which are presented below, were entered into for non-trading purposes.

	2013 (a)		2014		2015	2016		2017		Thereafter		Total	Fair Value (b)
Fixed rate debt	$91,858		76,397	(c)	20,282	958		45,816		150,265		385,576	398,752
Weighted average interest rate	5.41%		5.11%		6.50%	—%		5.05%		5.13%		5.25%	—
Variable rate debt	$14,800	(d)	6,200		—	115,000	(e)	175,000	(f)	50,000	(g)	361,000	359,089
Weighted average interest rate	3.21%		0.50%		—%	2.16%		2.20%		3.50%		2.38%	—

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

At December 31, 2012, approximately $361,000, or 48%, of our debt bore interest at variable rates, with a weighted average rate of 2.38% per annum.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 1.0% annualized increase in interest rates would have increased our interest expense by approximately $3,610 and $3,348 for the years ended December 31, 2012 and 2011, respectively.

Equity Price Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices results from our investment in securities.  At December 31, 2012, our investment in securities, classified as available for sale, totaled $7,711.  The carrying values of investments in securities subject to equity price risks are based on quoted market prices as of the date of the applicable consolidated balance sheets.  Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  Fluctuation in the market price of a security may result from any number of factors including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments and general market conditions.  Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.  We do not engage in derivative or other hedging transactions to manage our equity price risk.

Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, a 10% increase or decrease in the fair value of our available-for-sale securities as of December 31, 2012 and 2011, would change their fair values by $771 and $1,108, respectively.

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
We have audited the accompanying consolidated balance sheets of Inland Real Estate Corporation (the Company) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Inland Real Estate Corporation:
We have audited Inland Real Estate Corporation’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 28, 2013

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
December 31, 2012 and 2011
(In thousands, except per share data)

	December 31, 2012	December 31, 2011
Assets:
Investment properties:
Land	$313,261	314,384
Construction in progress	20,837	1,669
Building and improvements	957,794	950,421
	1,291,892	1,266,474
Less accumulated depreciation	329,997	323,839
Net investment properties	961,895	942,635
Cash and cash equivalents	18,505	7,751
Investment in securities	8,711	12,075
Accounts receivable, net	25,076	29,582
Mortgages receivable	12,955	515
Investment in and advances to unconsolidated joint ventures	129,196	101,670
Acquired lease intangibles, net	41,692	31,948
Deferred costs, net	19,436	18,760
Other assets	25,939	14,970
Total assets	$1,243,405	1,159,906
Liabilities:
Accounts payable and accrued expenses	$36,918	33,165
Acquired below market lease intangibles, net	12,976	11,147
Distributions payable	4,606	4,397
Mortgages payable	412,361	391,202
Unsecured credit facilities	305,000	280,000
Convertible notes	28,327	27,863
Other liabilities	33,014	21,719
Total liabilities	833,202	769,493
Stockholders’ Equity:
Preferred stock, $0.01 par value, 12,000 Shares authorized; 4,400 and 2,000 8.125% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, issued and outstanding at December 31, 2012 and 2011, respectively.	110,000	50,000
Common stock, $0.01 par value, 500,000 Shares authorized; 89,366 and 88,992 Shares issued and outstanding at December 31, 2012 and 2011, respectively	894	890
Additional paid-in capital (net of offering costs of $70,238 and $67,753 at December 31, 2012 and 2011, respectively)	784,139	783,211
Accumulated distributions in excess of net income	(476,185)	(435,201)
Accumulated comprehensive loss	(9,269)	(7,400)
Total stockholders’ equity	409,579	391,500
Noncontrolling interest	624	(1,087)
Total equity	410,203	390,413
Total liabilities and equity	$1,243,405	1,159,906

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
December 31, 2012 and 2011
(In thousands, except per share data)

The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”), which are included in the Consolidated Balance Sheets above as of December 31, 2012.  There were no consolidated VIE assets and liabilities as of December 31, 2011.  The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation.  Reference is made to footnote 3 of this Annual Report on Form 10-K for additional information related to the deconsolidation of the VIE assets and liabilities.

December 31, 2012
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:
Investment properties:
Land	$15,577
Building and improvements	40,390
55,967
Less accumulated depreciation	144
Net investment properties	55,823
Acquired lease intangibles, net	8,089
Other assets	500
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$64,412

Liabilities of consolidated VIE’s for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Accounts payable and accrued expenses	$82
Acquired below market lease intangibles, net	806
Mortgages payable	33,085
Other liabilities	750
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$34,723

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Comprehensive Income
For the years ended December 31, 2012, 2011 and 2010
(In thousands except per share data)

	2012	2011	2010
Revenues
Rental income	$114,657	116,909	114,346
Tenant recoveries	37,021	38,965	42,144
Other property income	2,409	1,940	1,987
Fee income from unconsolidated joint ventures	5,757	6,027	3,578
Total revenues	159,844	163,841	162,055
Expenses:
Property operating expenses	22,615	27,339	30,353
Real estate tax expense	29,272	27,969	32,115
Depreciation and amortization	55,036	49,477	43,375
Provision for asset impairment	—	5,223	18,190
General and administrative expenses	17,552	14,656	13,735
Total expenses	124,475	124,664	137,768
Operating income	35,369	39,177	24,287
Other income	3,633	2,438	4,563
Loss on sale of investment properties	(23)	—	—
Gain (loss) from change in control of investment properties	1,108	(1,400)	5,018
Gain on sale of joint venture interest	766	1,366	4,555
Gain on extinguishment of debt	—	—	1,481
Interest expense	(35,680)	(41,579)	(36,051)
Income before income tax benefit (expense) of taxable REIT subsidiaries, equity in earnings (loss) of unconsolidated joint ventures and discontinued operations	5,173	2	3,853
Income tax benefit (expense) of taxable REIT subsidiaries	6,346	632	(719)
Equity in earnings (loss) of unconsolidated joint ventures	2,875	(8,124)	(4,365)
Income (loss) from continuing operations	14,394	(7,490)	(1,231)
Income from discontinued operations	3,298	436	2,755
Net income (loss)	17,692	(7,054)	1,524
Less: Net (income) loss attributable to the noncontrolling interest	67	(130)	(306)
Net income (loss) attributable to Inland Real Estate Corporation	17,759	(7,184)	1,218
Dividends on preferred shares	(7,910)	(948)	—
Net income (loss) attributable to common stockholders	$9,849	(8,132)	1,218
Basic and diluted earnings attributable to common shares per weighted average common share:
Income (loss) from continuing operations	$0.07	(0.09)	(0.02)
Income from discontinued operations	0.04	—	0.03
Net income (loss) attributable to common stockholders per weighted average common share — basic and diluted	$0.11	(0.09)	0.01
Weighted average number of common shares outstanding — basic	89,006	88,530	85,951
Weighted average number of common shares outstanding — diluted	89,161	88,530	85,951
Comprehensive income:
Net income (loss) attributable to common stockholders	$9,849	(8,132)	1,218
Unrealized gain (loss) on investment securities	804	(1,053)	1,549
Reversal of unrealized gain to realized gain on investment securities	(1,038)	(1,191)	(2,080)
Unrealized loss on derivative instruments	(1,635)	(6,304)	(2,031)
Comprehensive income (loss)	$7,980	(16,680)	(1,344)

 The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Equity
For the years ended December 31, 2012, 2011 and 2010
(In thousands except per share data)

	2012	2011	2010
Number of shares
Balance at beginning of year	88,992	87,838	84,560
Shares issued from DRP	225	299	309
Cancelled restricted shares	—	(1)	—
Exercise of stock options	1	1	—
Issuance of shares	148	855	2,969
Balance at end of year	89,366	88,992	87,838
Preferred Stock
Balance at beginning of year	$50,000	—	—
Issuance of shares	60,000	50,000	—
Balance at end of year	110,000	50,000	—
Common Stock
Balance at beginning of year	890	878	846
Proceeds from DRP	2	4	3
Issuance of shares	2	8	29
Balance at end of year	894	890	878
Additional Paid-in capital
Balance at beginning of year	783,211	775,348	749,156
Proceeds from DRP	1,873	2,485	2,604
Deferred stock compensation	(655)	(80)	48
Amortization of debt issue costs	32	42	(330)
Exercise of stock options	7	9	—
Issuance of preferred shares	938	—	—
Issuance of common shares	1,218	7,838	24,720
Offering costs	(2,485)	(2,431)	(850)
Balance at end of year	784,139	783,211	775,348
Accumulated distributions in excess of net income
Balance at beginning of year	(435,201)	(376,480)	(328,690)
Net income (loss) attributable to Inland Real Estate Corporation	17,759	(7,184)	1,218
Dividends on preferred shares	(7,910)	(948)	—
Distributions declared, common	(50,833)	(50,589)	(49,008)
Balance at end of year	(476,185)	(435,201)	(376,480)
Accumulated other comprehensive income (loss)
Balance at beginning of year	(7,400)	1,148	3,710
Unrealized gain (loss) on investment securities	804	(1,053)	1,549
Reversal of unrealized gain to realized gain on investment securities	(1,038)	(1,191)	(2,080)
Unrealized loss on derivative instruments	(1,635)	(6,304)	(2,031)
Balance at end of year	(9,269)	(7,400)	1,148
Noncontrolling interest
Balance at beginning of year	(1,087)	104	1,693
Net income (loss) attributable to noncontrolling interest	(67)	130	306
Contributions from noncontrolling interest	9,220	25	25
Purchase of noncontrolling interest	—	(735)	(1,218)
Distributions to noncontrolling interest	(7,442)	(611)	(702)
Balance at end of year	624	(1,087)	104
Total equity	$410,203	390,413	400,998

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 2012, 2011, and 2010
(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$17,692	(7,054)	1,524
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset impairment	722	8,064	18,190
Depreciation and amortization	56,087	50,987	45,548
Amortization of deferred stock compensation	(655)	(80)	48
Amortization on acquired above/below market leases and lease inducements	(533)	(336)	158
Gain on sale of investment properties	(3,356)	(1,509)	(1,850)
Income from assumption of investment property	—	—	(890)
Gain (loss) from change in control of investment properties	(1,108)	1,400	(5,018)
Loss on land condemnation	—	—	259
Gain on extinguishment of debt	—	—	(1,481)
Realized gain on investment securities, net	(1,401)	(1,264)	(2,352)
Equity in (earnings) loss of unconsolidated ventures	(2,875)	8,124	4,365
Gain on sale of joint venture interest	(766)	(1,366)	(4,555)
Straight line rent	(910)	(1,562)	(1,579)
Amortization of loan fees	3,042	3,668	2,420
Amortization of convertible note discount	464	1,288	1,426
Distributions from unconsolidated joint ventures	414	1,146	904
Changes in assets and liabilities:
Restricted cash	1,332	1,384	(361)
Accounts receivable and other assets, net	(10,334)	6,439	3,089
Accounts payable and accrued expenses	10,711	(2,715)	2,861
Prepaid rents and other liabilities	429	(3,340)	(3,183)
Net cash provided by operating activities	68,955	63,274	59,523

Cash flows from investing activities:
Restricted cash	$2,431	20	(2,641)
Proceeds from sale of interest in joint venture, net	29,853	62,929	35,461
Purchase of investment securities	(2,739)	(5,638)	(1,885)
Sale of investment securities	7,270	2,637	4,698
Purchase of investment properties	(242,711)	(125,604)	(102,478)
Additions to investment properties, net of accrued additions	(24,447)	(40,775)	(23,470)
Proceeds from sale of investment properties, net	43,596	10,796	46,868
Proceeds from land condemnation	133	—	65
Proceeds from change in control of investment properties	—	499	11,886
Distributions from unconsolidated joint ventures	34,942	8,831	10,386
Investment in unconsolidated joint ventures	(15,364)	(11,135)	(4,815)
Funding of mortgages receivable	(12,955)	—	—
Repayments of mortgages receivable	515	—	—
Payment of leasing fees	(3,159)	(4,411)	(2,810)
Net cash used in investing activities	(182,635)	(101,851)	(28,735)

 The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Cash flows from financing activities:
Proceeds from the DRP	$1,875	2,489	2,607
Proceeds from exercise of stock options	7	9	—
Issuance of shares, net of offering costs	59,673	55,415	23,899
Purchase of noncontrolling interest, net	—	(710)	(1,193)
Loan proceeds	144,873	93,321	187,512
Payoff of debt	(36,615)	(66,440)	(179,829)
Proceeds from term loan	25,000	50,000	10,000
Proceeds from the unsecured line of credit facility	177,000	231,425	187,000
Repayments on the unsecured line of credit facility	(177,000)	(196,425)	(187,000)
Repayments on convertible notes	—	(82,648)	(15,483)
Loan fees	(3,100)	(3,187)	(7,318)
Distributions paid	(58,534)	(51,279)	(48,885)
Distributions to noncontrolling interest partners	(7,442)	(611)	(702)
Contributions to noncontrolling interest	100	—	—
Margin loan payable	(1,403)	—	—
Other current liabilities	—	1,403	5,451
Net cash provided by (used in) financing activities	124,434	32,762	(23,941)

Net increase (decrease) in cash and cash equivalents	10,754	(5,815)	6,847
Cash and cash equivalents at beginning of year	7,751	13,566	6,719
Cash and cash equivalents at end of year	$18,505	7,751	13,566

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$27,481	36,502	30,088

Non-cash accrued additions to investment properties	$1,986	(3,454)	(963)

Non-cash investing activities

Investment properties	$(9,120)	—	—
Noncontrolling interest	9,120	—	—

	$—	—	—

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

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

The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and consolidated joint ventures.  The consolidated results of the Company include the accounts of Inland Ryan LLC, Inland Ryan Cliff Lake LLC, and IRC-IREX Venture II, LLC.  The Company has determined that the interests in these entities are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity.  Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations and comprehensive income.

The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  The Company maintains its cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposits in excess of FDIC insurance coverage.  However, the Company does not believe the risk is significant based on its review of the rating of the institutions where its cash is deposited.  FDIC insurance currently covers up to $250,000 per depositor at each insured bank.

Accounting Policies

Consolidation
The Company consolidates the operations of a joint venture if it determines that the Company is the primary beneficiary of the joint venture, which management has determined to be a VIE in accordance with ASC 810.  The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses or right to receive the returns from the VIE that would be significant to the VIE.  There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity.  When the Company consolidates a VIE, the assets, liabilities and results of operations of the VIE are included in our consolidated financial statements and all inter-company transactions are eliminated.

In instances where the Company is not the primary beneficiary of a VIE the Company uses the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with the Company’s operations.  Instead, the Company’s share of operations is reflected as equity in earnings (loss) of unconsolidated joint ventures on the consolidated statements of operations and comprehensive income.  Additionally, the Company’s net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

Capitalization and Depreciation
Depreciation expense is computed using the straight-line method.  Building and improvements are depreciated based upon estimated useful lives of each asset type.  The Company accounts for tenant allowances as tenant improvements.  Tenant improvements are depreciated over the life of the related lease.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income.  Acquired in-place leases and customer relationship values are amortized over the life of the related leases as a component of amortization expense.

Leasing fees are amortized on a straight-line basis over the life of the related lease.  Loan fees are amortized on a straight-line basis over the life of the related loan, which approximate the effective interest method.  Leasing fees and loan fees are presented in the accompanying consolidated balance sheets as deferred costs.  Deferred costs are presented net of accumulated amortization of $6,945 and $6,538 for the years ended December 31, 2012 and 2011, respectively.

The Company expenses acquisition costs for investment property acquisitions, accounted for as business combinations, to record the acquisition at its fair value.

Acquisition and Disposition of Investment Properties
The Company allocates the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in-place leases) and any liabilities assumed, including debt that is recorded at fair value taking into consideration any above or below market terms.  Purchase price allocations are based on our estimates.  The value allocated to land as opposed to building affects the amount of depreciation the Company records.  If more value is attributed to land, depreciation expense is lower than if more value is attributed to building and improvements.  In some circumstances, the Company engages independent real estate appraisal firms to provide market information and evaluations that are relevant to its purchase price allocations; however; the Company is ultimately responsible for the purchase price allocations.  The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.

Amortization pertaining to the above market lease intangibles of $1,314, $832 and $712 was recorded as a reduction to rental income for the years ended December 31, 2012, 2011 and 2010, respectively.  Amortization pertaining to the below market lease intangibles of $1,888, $1,202 and $608 was recorded as an increase to rental income for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $8,776, $6,540 and $4,356 for the years ended December 31, 2012, 2011 and 2010, respectively.  In the accompanying consolidated balance sheets, acquired lease intangibles is presented net of accumulated amortization of $16,139 and $12,686 for the years ended December 31, 2012 and 2011, respectively and acquired below market lease intangibles are net of accumulated amortization of $3,739 and $2,980 for the years ended December 31, 2012 and 2011, respectively.  The table below presents the amounts to be recorded for the amortization of intangibles over the next five years:

Year	Amortization of Above Market Lease Intangibles	Amortization of Below Market Lease Intangibles	Amortization of In Place Lease Intangibles	Total
2013	$1,206	(1,079)	6,181	6,308
2014	1,100	(943)	5,476	5,633
2015	1,000	(872)	3,714	3,842
2016	758	(788)	2,576	2,546
2017	615	(737)	2,347	2,225
Thereafter	1,608	(8,557)	15,111	8,162
Total	$6,287	(12,976)	35,405	28,716

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

If all of the above criteria are met, the Company classifies the asset as held for sale.  On the day that these criteria are met, the Company suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets held for sale are recorded at the lower of their carrying amount or fair value less costs to sell.  The assets and liabilities associated with those assets that

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.

Revenue Recognition
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

Impairment of Assets
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

The use of projected future cash flows is based on assumptions that are consistent with the Company’s estimates of future expectations and the strategic plan it uses to manage its underlying business. However, assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to our impairment analysis could impact these assumptions and result in future impairment charges of our real estate properties.

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

During the years ended December 31, 2012 and 2011, the Company recorded $722 and $2,841, respectively of impairment charges related to three consolidated investment properties; Riverplace Center, Grand Traverse Crossing and 10th Street Center located in Indianapolis, Indiana.  The Company had explored the disposition of these properties and determined that due to the decrease in our estimated hold period, the expected undiscounted cash flows related to these properties no longer supported their current carrying values.  For each property, a letter of intent or contract for sale had been signed, at a price below the

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

properties current carrying value, indicating a reduction in the property’s carrying value.  Therefore, the Company wrote these properties down to their fair value.  During the year ended December 31, 2011, the Company estimated the impairment loss related to Grand Traverse Crossing and 10th Street Center and recorded the appropriate adjustment. Both properties were sold in 2012 and required a further impairment adjustment. No impairment charges related to consolidated investment properties were recorded during the year ended December 31, 2010.

Convertible Notes
The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance. The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The total principal amount outstanding was $29,215 as of December 31, 2012 and 2011.

Fair Value Measurements
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company’s debt is estimated to be $359,089 for debt which bears interest at variable rates and $398,752 for debt which bears interest at fixed rates.  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders.  The Company has not elected the fair value option with respect to its debt.  The disclosure is included to provide information regarding the inputs used to determine the fair value of the outstanding debt, in accordance with existing accounting guidance and is not presented in the accompanying consolidated balance sheets at fair value.

Offering Costs
Offering costs are offset against the Stockholders’ equity accounts.  Offering costs consist principally of printing, legal, selling and registration costs.

Accounts and Mortgages Receivable
The Company periodically reviews the collectability of outstanding receivables.  Allowances are taken for those balances that the Company has reason to believe will be uncollectable, including amounts relating to straight-line rent receivables.  As of December 31, 2012 and 2011, the Company had recorded approximately $4,108 and $2,854, respectively, as an allowance for uncollectable accounts on the accompanying consolidated balance sheets.

A mortgage receivable is considered impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, less costs to sell, if the loan is collateral dependent. The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter. As of December 31, 2012 and 2011, the Company had mortgages receivable of $12,955 and $515, respectively.  Based upon the Company’s judgment, its mortgages receivable were not impaired as of December 31, 2012.

Derivatives
The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument.  The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose it to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  The Company entered into an interest rate swap contract to limit its exposure to variable interest rates.  These derivative instruments were designated as cash flow hedges and therefore qualify for hedge accounting.  The effective portion of the derivatives gain or loss is initially reported as a component of comprehensive income and subsequently reclassified into earnings when the transaction affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.

Noncontrolling Interests

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

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

A noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations and comprehensive income, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

Recent Accounting Principles

The Financial Accounting Standards Board ("FASB") issued ASU 2011-05 aimed at increasing the prominence of comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and comprehensive income. ASU 2011-05 eliminates the option to report comprehensive income and its components in the statement of changes in stockholder's equity. However, ASU 2011-05 does not change the U.S. GAAP reporting requirements to report reclassification of items from comprehensive income to net income on the face of the financial statements. ASU 2011-05 requires retrospective application. This guidance was required to be implemented by us beginning January 1, 2012. The impact of the pronouncement did not have a significant impact on the Company's consolidated financial statements as the Company has always disclosed the components of comprehensive income in a single statement along with net income.

The FASB issued ASU 2011-10 to resolve the diversity in practice about whether previous guidance applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. Under the amendments in this update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The impact of the pronouncement did not have an impact on the Company's consolidated financial statements as the Company has not surrendered control of any of its in substance real estate investments.

(2)           Investment Securities

At December 31, 2012 and 2011, investment in securities includes $7,711 and $11,075, respectively, of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value. In addition, $1,000 in each period of preferred securities are recorded at cost.  The Company determined that these securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized.  The Company has recorded a net unrealized gain of $762 and $997 on the accompanying consolidated balance sheets as of December 31, 2012 and 2011, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the years ended December 31, 2012, 2011 and 2010 resulted in gains on sale of $1,401, $1,264 and $2,352, respectively, which are included in other income in the accompanying consolidated statements of operations and comprehensive income.  Dividend income is recognized when received.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

The Company evaluates its investments for impairment quarterly.  The Company’s policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary.  No impairment losses were required or recorded for the years ended December 31, 2012, 2011 and 2010.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
REIT Stock	$—	(7)	195	(14)	195	(21)
Non REIT Stock	$419	(175)	—	—	419	(175)

(3)           Unconsolidated Joint Ventures

General Joint Venture Discussion

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

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at December 31, 2012	Investment in and advances to unconsolidated joint ventures at December 31, 2012	Investment in and advances to unconsolidated joint ventures at December 31, 2011
IN Retail Fund LLC (a)	50%	$18,007	18,304
Oak Property and Casualty	20%	1,494	1,464
TMK/Inland Aurora Venture LLC (b)	40%	2,088	2,320
PTI Boise LLC, PTI Westfield, LLC (c)	85%	11,507	11,100
INP Retail LP (d)	55%	91,438	67,715
IRC/IREX Venture II LLC (e)	(f)	4,662	767
Investment in and advances to unconsolidated joint ventures		$129,196	101,670
 _____________________________________

(a)	Joint venture with New York State Teachers Retirement System (“NYSTRS”)

(b)	The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)	Joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”)

(d)	Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(e)	Joint venture with Inland Private Capital Corporation (“IPCC”). Investment in balance represents the Company's share of the tenant in common ("TIC") or Delaware Statutory Trust ("DST") interests.

(f)
The Company’s profit/loss allocation percentage varies based on the ownership interest it hold in the entity that owns a particular property that is in the process of selling ownership interest to outside investors.

The unconsolidated joint ventures had total outstanding debt in the amount of $460,116 (total debt, not the Company’s pro rata share) at December 31, 2012 that matures as follows:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

Joint Venture Entity	2013 (a)	2014	2015	2016	2017	Thereafter	Total
IN Retail Fund LLC	$31,599	11,538	22,000	8,000	—	100,435	173,572
PTI Boise LLC (b)	—	2,700	—	—	—	—	2,700
PTI Westfield LLC (c)	6,045	—	—	—	—	—	6,045
INP Retail LP	—	—	5,800	—	26,619	213,633	246,052
IRC/IREX Venture II LLC	—	—	—	—	5,850	25,897	31,747
Total unconsolidated joint venture debt	$37,644	14,238	27,800	8,000	32,469	339,965	460,116

(a)
The IN Retail Fund joint venture expects to repay the maturing debt as it matures. The Company's pro rata share of the repayments will be funded using available cash and/or draws on its line of credit facility. The PTI Westfield joint venture will attempt to extend or restructure this joint venture debt, as it has done in the past, although there is no assurance that the Company, or its joint venture partner, will be able to restructure this debt on terms and conditions the Company find acceptable, if at all.

(b)	The Company is the lender to the joint venture.

(c)	This loan matures in December 2013. The Company has guaranteed approximately $800 of this outstanding loan.

The Company has guaranteed approximately $800 of unconsolidated joint venture debt as of December 31, 2012. The guarantee is in effect for the entire term of the loan as set forth in the loan documents.  The Company is required to pay on a guarantee upon the default of any of the provisions in the loan documents, unless the default is otherwise waived.  The Company is required to estimate the fair value of the guarantee and, if material, record a corresponding liability.  The Company has determined that the fair value of the guarantee is immaterial as of December 31, 2012 and accordingly has not recorded a liability related to the guarantees on the accompanying consolidated balance sheets.

The Company earns fees for providing property management, leasing and acquisition activities to its joint ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission, which is reflected as fee income from unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  Fee income earned for the years ended December 31, 2012, 2011 and 2010 are reflected in the table below.

Joint Venture with:	December 31, 2012	December 31, 2011	December 31, 2010
PGGM	$1,966	831	226
NYSTRS	1,133	1,116	1,203
IPCC	2,646	4,048	2,119
Other	12	32	30
Fee income from unconsolidated joint ventures	$5,757	6,027	3,578

The fee income from the joint venture with PGGM has increased each year due to the increase in assets under management. The fee income from the joint venture with IPCC decreased during the year ended December 31, 2012 due to acquisition fees earned in conjunction with the sales of ownership interests in the properties available for sale during each period.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company’s continuing involvement with these investment properties.  Differences between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture property assets.  During the years ended December 31, 2012, 2011 and 2010, the Company recorded $3,478, $2,140 and $1,634, respectively, of amortization of this basis difference.

The Company’s proportionate share of the earnings or losses related to its unconsolidated joint ventures is reflected as equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.

Joint Venture with PGGM

On June 7, 2010, the Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  In April 2012, the Company substantially completed the overall acquisition goals of

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

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

On October 9, 2012, the Company and PGGM entered into a First Amendment (the "Amendment") to the Limited Partnership Agreement. Subject to the terms and conditions of the Amendment, the partners increased the maximum contribution obligation to allow for the acquisition of an additional $400,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets, using partner equity and secured debt. The Amendment increases the Company's maximum total contribution from approximately $160,000 to $280,000. PGGM's maximum total equity contribution has been increased from approximately $130,000 to $230,000.

As of December 31, 2012, PGGM's remaining maximum commitment was approximately $88,900 and the Company's was approximately $107,300. The table below presents investment property contributions to and acquisitions by the joint venture during the years ended December 31, 2012, 2011 and 2010.

Date	Property	City	State	Gross Value	PGGM’s Contributed Equity	Company’s Contributed Equity
12/11/2012	Westgate Shopping Center (a)	Fairview Park	OH	$73,312	$15,137	$18,500
4/13/2012	Woodbury Commons (a)	Woodbury	MN	10,300	5,818	7,111
4/11/2012	Four Flaggs (b)	Niles	IL	33,690	10,439	12,759
2/29/2012	Stone Creek Towne Center (a)	Cincinnati	OH	36,000	7,255	8,867
2/24/2012	Silver Lake Village (a)	St. Anthony	MN	36,300	7,966	9,737
2/22/2012	Riverdale Commons (b)	Coon Rapids	MN	31,970	7,421	9,071
12/15/2011	Turfway Commons (a)	Florence	KY	12,980	2,605	3,185
12/7/2011	Elston Plaza (a)	Chicago	IL	18,900	4,411	5,391
11/29/2011	Brownstones Shopping Center (a)	Brookfield	WI	24,100	5,048	6,169
11/18/2011	Woodfield Plaza (b)	Schaumburg	IL	26,966	6,863	8,388
11/15/2011	Caton Crossing (b)	Plainfield	IL	12,269	2,089	2,553
11/9/2011	Quarry Retail (b)	Minneapolis	MN	36,206	8,579	10,486
9/21/2011	Champlin Marketplace (a)	Champlin	MN	12,950	2,789	3,409
9/19/2011	Stuart’s Crossing (b)	St. Charles	IL	12,294	5,567	6,805
6/2/2011	Village Ten Center (b)	Coon Rapids	MN	14,569	2,999	3,665
6/2/2011	Red Top Plaza (a)	Libertyville	IL	19,762	4,497	5,484
3/8/2011	The Shops of Plymouth (b)	Plymouth	MN	9,489	1,954	2,389
3/1/2011	Byerly’s Burnsville (b)	Burnsville	MN	8,170	3,702	4,525
1/11/2011	Joffco Square (a)	Chicago	IL	23,800	5,093	6,236
10/25/2010	Diffley Marketplace (a)	Eagan	MN	11,861	3,424	4,185
8/31/2010	The Point at Clark (a)	Chicago	IL	28,816	6,583	8,052
7/1/2010	Cub Foods (b)	Arden Hills	MN	10,358	4,664	5,701
7/1/2010	Shannon Square Shoppes (b)	Arden Hills	MN	5,465	2,498	3,053
7/1/2010	Woodland Commons (b)	Buffalo Grove	IL	23,340	10,643	13,007
7/1/2010	Mallard Crossing (b)	Elk Grove Village	IL	6,163	3,103	3,966
				$540,030	$141,147	$172,694

(a)	These properties were acquired by the joint venture.

(b)	These properties were contributed to the joint venture by the Company.

As properties are contributed to the Company’s joint venture with PGGM, the net assets are removed from the consolidated financial statements. The table below reflects those properties that became unconsolidated during the years ended December 31, 2012 and 2011.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

	December 31, 2012	December 31, 2011
Net investment properties	$(50,845)	(76,775)
Acquired lease intangibles, net	(149)	(1,228)
Deferred costs, net	(1,120)	(764)
Other assets	(1,675)	(1,643)
Mortgages payable	20,891	56,521
Acquired below market lease intangibles, net	—	294
Other liabilities	193	2
Net assets contributed	$(32,705)	(23,593)

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

Joint Venture with NYSTRS

In June 2012, the Company and NYSTRS entered into an amendment to their joint venture agreement dated as of October 8, 2004, and attached to this 10-K as exhibit 10.3. The amendment extends the joint venture for a ten-year term through June 30, 2022, subject to the buy/sell provisions in Article 10 of the agreement pursuant to which each party has an option to buy or sell particular properties, sell its interest in the venture or buy the other party's interest in the venture, subject to the terms and conditions of the agreement. No other changes were made to the original joint venture agreement. If we are the acquirer of one or more properties or the interests of NYSTRS in the joint venture, NYSTRS may receive some or all of its consideration in shares of our common stock, at its option, in an amount up to 8.5% of our aggregate equity capitalization for the calendar year ended immediately prior to the issuance. Any shares issued to NYSTRS would be subject to an 18-month lock-up period during which NYSTRS would not be able to sell or otherwise transfer the stock.

During the year ended December 31, 2012, the Company completed land condemnations for three investment properties held through its joint venture with NYSTRS. In conjunction with these condemnations, the joint venture recorded a gain of approximately $792, of which the Company's pro rata share of $396 is included in equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.

Joint Venture with IPCC

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

The existing joint venture agreement expired December 31, 2012. Subsequent to that date, the partners have entered into an amendment to the agreement to extend the joint venture through December 31, 2014 and change the fee structure. The Company has agreed to lower its initial acquisition fee, which is a one-time transaction fee and slightly decrease the fee charged for property management. In exchange for these reduced fees, the Company will now be paid an asset management fee on each property acquired that will be earned throughout the management period. The Company believes this new fee structure will be a benefit because the Company is increasing its long-term recurring fee income stream in exchange for reduced one-time fees.

The joint venture was determined to be a VIE under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any ownership interests, the joint venture owns 100% of the ownership interests in the property and controls the major decisions that affect the underlying property; and therefore upon initial acquisition, the joint venture consolidates the property.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

At the time of first sale of an ownership interest, the joint venture no longer controls the underlying property as the activities and decisions that most significantly impact the property’s economic performance are now subject to joint control among the co-owners or lender; and therefore, at such time, the property is deconsolidated and accounted for under the equity method (unconsolidated).  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures until all ownership interests have been sold.  The table below reflects those properties that became unconsolidated during the years ended December 31, 2012 and 2011, and therefore no longer represent the consolidated assets and liabilities of the VIE.

	December 31, 2012	December 31, 2011
Investment properties	$(65,881)	(109,069)
Acquired lease intangibles	(11,505)	(16,143)
Below market lease intangibles	3,596	2,513
Mortgages payable	41,231	70,413
Net change to investment in and advances to unconsolidated joint ventures	$(32,559)	(52,286)

During the years ended December 31, 2012, 2011 and 2010, the joint venture with IPCC acquired twenty-four, twenty-two and six investment properties, respectively.  In conjunction with the sales of ownership interest, the Company recorded gains of approximately $766, $1,366 and $4,555 for the years ended December 31, 2012, 2011 and 2010, respectively, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

Change in Control Transactions

Prior to the change in control transactions, the Company accounted for its investment in each of the properties discussed below as equity method investees. The change in control transactions were accounted for as business combinations, which required the Company to record the assets and liabilities of each property at its fair value, which was derived using Level 3 inputs. Upon consolidation, the Company valued these properties utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, including discount rates and capitalization rates applied to the expected future cash flows of the property. The Company estimated the fair value of the remaining debt by discounting the future cash flows of the instrument at rates currently offered for similar debt instruments (Level 2). The gains (losses) from these transactions are reflected as gain (loss) from change in control of investment properties on the accompanying consolidated statements of operations and comprehensive income.

During the year ended December 31, 2012, the Company, on behalf of the joint venture, negotiated with the lender of the North Aurora Town Center development properties to repay the mortgage payable, which matured in July 2011, at a discount. The Company contributed $10,000 to repay the entire $30,537 outstanding mortgage, resulting in a gain on the extinguishment of debt in the amount of $20,537. In conjunction with this debt repayment, the joint ventures previously established to develop these properties were dissolved and the development properties and remaining indebtedness were consolidated by the Company. The consolidation of these properties resulted in a loss of approximately $19,494. The Company recorded a net gain on the change in control of $1,043 related to this transaction

Also, during the year ended December 31, 2012, the Company, on behalf of the joint venture, negotiated with the lender of the Shops at Lakemoor development property to repay the mortgage payable, which matured in October 2012, at a discount. The joint venture previously established to develop this property was dissolved and the development property and remaining indebtedness were consolidated by the Company. The consolidation of this property resulted in a loss of approximately $11,041. The Company then repaid the entire $22,105 mortgage with a payment of $11,000, resulting in a gain on the extinguishment of debt in the amount of $11,105. The Company recorded a net gain on the change in control of $65 related to this transaction.

During the year ended December 31, 2011, the Company took control of Orchard Crossing, a property previously held through its joint venture with Pine Tree. The consolidation of this property resulted in a net loss of $1,400.

During the year ended December 31, 2010, the Company took control of Algonquin Commons, a property previously owned through its joint venture with NYSTRS.  NYSTRS agreed to pay the Company approximately $11,886 in connection with and as part of the acquisition of the property.  In addition, the Company agreed to release NYSTRS from future obligations associated with the property.  The consolidation of this property resulted in a net gain of $5,018.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	North Aurora Town Center December 31, 2012	Shops at Lakemoor December 31, 2012	Orchard Crossing December 31, 2011	Algonquin Commons December 31, 2010
Investment properties	$7,515	—	19,800	102,103
Construction in Process	7,970	11,000	—	—
Other assets	74	65	299	1,642
Total assets acquired	15,559	11,065	20,099	103,745
Mortgages payable	4,300	22,105	14,800	91,035
Other liabilities	85	—	294	2,610
Net assets acquired	$11,174	(11,040)	5,005	10,100

The following table summarizes the investment in the joint ventures:

	North Aurora Town Center December 31, 2012	Shops at Lakemoor December 31, 2012	Orchard Crossing December 31, 2011	Algonquin Commons December 31, 2010
Investments in and advances to unconsolidated joint ventures prior to change in control transaction	$—	$—	6,597	16,864
Investments in and advances to unconsolidated joint ventures activity	10,131	(11,105)	282	—
Gain (loss) from change in control of investment properties	1,043	65	(1,400)	5,122
Cash received	—	—	(499)	(11,886)
Closing credits	—	—	25	—
Net assets acquired	$11,174	$(11,040)	5,005	10,100

Development Joint Ventures

During the year ended December 31, 2010, one of the Company’s development joint ventures completed a land parcel sale for approximately $260.  The joint venture recorded a loss on sale of approximately $52.  The Company’s pro rata share of the loss was $24.  During the year ended December 31, 2010 another of the Company’s development joint ventures completed the sale of a fully leased multi-tenant outlot building for approximately $2,350.  The joint venture recorded a gain on sale of approximately $68.  The Company’s pro rata share of the gain, including preferred return, was $68.  The loss and gain are reflected in equity in earnings (loss) of unconsolidated joint ventures for the year ended December 31, 2010.  No land sales were completed through our development joint ventures during the years ended December 31, 2012 and 2011.

When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at its fair value, which was derived using Level 3 inputs.  The total impairment loss is recorded at the joint venture level.  The Company’s pro rata share of the loss is included in equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.  No impairment losses were required or recorded during the year ended December 31, 2012. Impairment losses for the years ended December 31, 2011 and 2010 are presented in the table below.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

	Year ended December 31, 2011		Year ended December 31, 2010
Joint Venture Entity	Total impairment	Company’s pro rata share	Total impairment	Company’s pro rata share
NARE/Inland North Aurora I	$7,371	3,317	5,550	2,498
NARE/Inland North Aurora II	1,200	540	—	—
NARE/Inland North Aurora III	8,816	3,967	—	—
	$17,387	7,824	5,550	2,498

Additionally, during the years ended December 31, 2011 and 2010, the Company determined that, based on the fair value of the related properties, the investments in certain development joint ventures were not recoverable. Therefore, the following impairment losses were recorded to reflect the investments at fair value, which were derived using Level 3 inputs and are included in provision for asset impairment for the years ended December 31, 2011 and 2010 on the accompanying consolidated statements of operations and comprehensive income.  No impairment adjustments were required or recorded during the year ended December 31, 2012.

Joint Venture Entity	Year ended December 31, 2011	Year ended December 31, 2010
NARE/Inland North Aurora I	$382	3,933
NARE/Inland North Aurora II	1,535	1,500
NARE/Inland North Aurora III	3,306	2,584
PDG/Tuscany Village Venture LLC	—	6,809
TDC Inland Lakemoor LLC	—	3,364
	$5,223	18,190

Joint Venture Financial Statements

Summarized financial information for the unconsolidated joint ventures is as follows:

	December 31, 2012	December 31, 2011
Balance Sheet:
Assets:
Investment in real estate, net	$888,476	702,178
Other assets	84,921	92,271
Total assets	$973,397	794,449

Liabilities:
Mortgage payable	$460,116	394,481
Other liabilities	90,989	59,171
Total liabilities	$551,105	453,652

Total equity	$422,292	340,797

Total liabilities and equity	$973,397	794,449

Investment in and advances to unconsolidated joint ventures	$129,196	101,670

	December 31, 2012	December 31, 2011	December 31, 2010
Statement of Operations:
Total revenues	$126,042	72,806	69,327
Total expenses (a)	(109,789)	(93,563)	(81,717)
Loss from continuing operations	$16,253	(20,757)	(12,390)

Inland’s pro rata share of loss from continuing operations (b)	$2,875	(8,124)	(4,365)
 _____________________________________

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

(a)
Total expenses for the years ended December 31, 2011 and 2010 include impairment charges in the amount of $17,387 and $5,550, respectively. No impairment charges were recorded during the year ended December 31, 2012.

(b)	IRC’s pro rata share includes the amortization of certain basis differences and an elimination of IRC’s pro rata share of the management fee expense.

Financial Information of Individually Significant Unconsolidated Joint Ventures

Following is summarized financial information for IN Retail Fund, LLC and INP Retail LP.  For financial reporting purposes, the Company considers these joint ventures to be individually significant unconsolidated joint ventures.

	IN Retail Fund, LLC		INP Retail, LP
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Balance Sheet:
Assets:
Investment in real estate, net	$264,388	275,537	$539,532	$318,326
Other assets	25,766	27,209	26,375	39,245
Total assets	$290,154	302,746	$565,907	$357,571

Liabilities:
Mortgage payable	$173,572	180,934	$246,051	$124,919
Other liabilities	21,101	21,880	46,322	21,327
Total liabilities	$194,673	202,814	292,373	146,246

Total equity	$95,481	99,932	273,534	211,325

Total liabilities and equity	$290,154	302,746	$565,907	$357,571

	IN Retail Fund, LLC			INP Retail, LP
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2012	December 31, 2011	December 31, 2010
Statement of Operations:
Total revenues	$44,460	44,564	48,490	$57,029	$20,892	$3,737
Total expenses	(42,919)	(45,736)	(52,120)	(63,182)	(23,075)	(5,573)
Loss from continuing operations	$1,541	(1,172)	(3,630)	$(6,153)	$(2,183)	$(1,836)

(4)    Acquisitions

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

Date Acquired	Property	City	State	GLA Sq. Ft.	Approximate Purchase Price

02/24/12	Woodbury Commons (a)	Woodbury	MN	116,196	$10,300
03/06/12	Westgate (b)	Fairview Park	OH	241,901	73,405
03/13/12	Mt. Pleasant Shopping Center (c)	Mt. Pleasant	WI	83,334	21,320
03/16/12	Pick N Save (c)	Sheboygan	WI	62,138	11,700
03/19/12	Walgreens/CVS Portfolio (c)(d)	Various	NY, TX, VA	40,113	17,059
03/27/12	Walgreens/CVS Portfolio (c)(e)	Various	KS, MO, UT, ID	55,465	23,711
04/18/12	Orland Park Place Outlots II	Orland Park	IL	22,966	8,750
06/13/12	Walgreens	Milwaukee	WI	13,905	3,025
08/15/12	Walgreens	Villa Park	IL	12,154	4,863
09/26/12	Walgreens	New Bedford	MA	10,350	2,650
10/05/12	Vacant Land (f)	Lincolnshire	IL	—	1,140
10/30/12	Family Dollar	Cisco	TX	8,000	939
10/30/12	Family Dollar	Lorain	OH	8,400	1,246
11/16/12	BJ's Wholesale Club	Gainesville	VA	76,267	16,000
12/19/12	Dollar General Portfolio (g)	Various	WI	54,230	6,337
12/20/12	Walgreens (h)	Benton Harbor	MI	14,820	4,920
12/20/12	Walgreens (h)	El Paso	TX	15,120	4,200
12/21/12	Dick's Sporting Goods	Cranberry Township	PA	81,780	19,100
12/21/12	Valparaiso Walk	Valparaiso	IN	137,500	21,900

	Total			1,054,639	$252,565

(a)	This property was sold to the Company's joint venture with PGGM in April 2012.

(b)	This property was sold to the Company's joint venture with PGGM in December 2012.

(c)	These properties became unconsolidated during the year ended December 31, 2012 as a result of sales of ownership interests to investors.

(d)	The portfolio includes two properties leased to CVS and one property leased to Walgreens.

(e)	The portfolio includes one property leased to CVS and three properties leased to Walgreens.

(f)
This land was acquired simultaneously with the execution of a lease with The Fresh Market for a reverse build-to-suit. This land is not considered an investment property as it is under construction but is included here because it was acquired during the year.

(g)	The portfolio includes six properties leased to Dollar General.

(h)
These properties were contributed to the joint venture with IPCC in December 2012. The assets are consolidated at December 31, 2012 and therefore presented in the table above, however, the Company did not contribute the equity to acquire the properties.

During the year ended December 31, 2012, consistent with the Company's growth initiative, the Company acquired the investment properties listed above, which were initially consolidated on the Company's consolidated financial statements. The Company acquired 100% of the voting rights of each property for an aggregate purchase price of $252,565.

The following table presents certain additional information regarding the Company's acquisitions during the year ended December 31, 2012. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date were as follows:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

Property	Land	Building and Improvements	Acquired Lease Intangibles	Other Assets	Acquired Below Market Lease Intangibles

Woodbury Commons	$4,866	2,774	3,044	—	384
Westgate	17,479	53,391	10,804	346	8,615
Mt. Pleasant Shopping Center	7,268	13,452	3,433	—	2,833
Pick N Save	1,309	9,320	1,762	—	691
Walgreens/CVS Portfolio (a)	3,902	9,894	3,263	—	—
Walgreens/CVS Portfolio (b)	2,873	17,864	3,047	—	73
Orland Park Place Outlots II	1,225	5,941	1,941	—	357
Walgreens	384	2,155	796	—	310
Walgreens	969	3,510	396	—	12
Walgreens	1,648	616	848	—	462
Vacant Land (d)	—	—	—	1,140	—
Family Dollar	59	855	26	—	1
Family Dollar	269	913	64	—	—
BJ's Wholesale Club	4,800	8,686	2,514	—	—
Dollar General Portfolio (c)	885	5,179	284	—	11
Walgreens (e)	2,067	2,702	151	—	—
Walgreens (e)	1,250	2,722	246	—	18
Dick's Sporting Goods	3,247	13,056	2,797	—	—
Valparaiso Walk	2,874	16,755	4,413	—	2,142

Total	$57,374	169,785	39,829	1,486	15,909

(a)	The portfolio includes two properties leased to CVS and one property leased to Walgreens.

(b)	The portfolio includes one property leased to CVS and three properties leased to Walgreens.

(c)	The portfolio includes six properties leased to Dollar General.

(d)	The value of the vacant land acquisition is included in construction in progress on the accompanying consolidated balance sheets.

(e)
These properties were contributed to the joint venture with IPCC in December 2012. The assets are consolidated at December 31, 2012 and therefore presented in the table above, however, the Company did not contribute the equity to acquire the properties.

The Company has not included pro forma financial information related to properties acquired in 2012 due to the temporary ownership of properties acquired through our joint venture with IPCC. The Company acquired two investment properties, Orland Park Place Outlots II and Valparaiso Walk, during 2012 for its consolidated portfolio and believes they are immaterial to its consolidated financial statements.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

	Fair value measurements at December 31, 2012 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$7,711	—	—
Total assets	$7,711	—	—

Derivative interest rate instruments liabilities (a)	$—	10,031	—
Variable rate debt (b)	—	—	359,089
Fixed rate debt (b)	—	—	398,752
Total liabilities	$—	10,031	757,841

	Fair value measurements at December 31, 2011 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$11,075	—	—
Total assets	$11,075	—	—

Derivative interest rate instruments liabilities (a)	$—	8,396	—
Variable rate debt (b)	—	—	317,737
Fixed rate debt (b)	—	—	380,456
Total liabilities	$—	8,396	698,193

(a)	The Company entered into these interest rate swaps as a requirement under certain secured mortgage loans.

(b)
The disclosure is included to provide information regarding the inputs used to determine the fair value of the outstanding debt, in accordance with existing accounting guidance and is not presented in the accompanying consolidated balance sheets at fair value.

The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders.  The Company has not elected the fair value option with respect to its debt.  The Company’s financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at December 31, 2012 and 2011.

The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis.  The Company recognized certain non-cash impairment charges to write down the investments to their fair values in the years ended December 31, 2012 and 2011.  The asset groups that were impaired to fair value through this evaluation were:

	Year ended December 31, 2012		Year ended December 31, 2011
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss
Investment properties	$7,400	722	2,950	2,841
Investment in and advances to unconsolidated joint ventures	—	—	—	5,223
	$7,400	722	2,950	8,064

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

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

(6)    Mortgages and Notes Receivable

In conjunction with the sale of Montgomery Plaza in Montgomery, Illinois, the Company gave a purchase money mortgage to the buyer in the amount of $515.  The buyer was required to pay interest only on a monthly basis at a rate of 6.0% per annum, as well as monthly payments for taxes and insurance.  The loan matured on May 1, 2012. The Company received the entire balance of the mortgage receivable and accrued interest upon maturity. The Company recorded $10, $31 and $31 of interest income for the years ended December 31, 2012, 2011 and 2010, respectively.

In April 2012, the Company entered into a loan agreement with a developer of the Warsaw Commons Shopping Center in Warsaw, Indiana.  The loan provides construction financing to the developer to complete the development of 87,377 square feet of rentable space.  The loan accrues interest at a rate of 7.0% per annum and was added to the balance of the loan on a monthly basis until the interest reserve was met, at which point the borrower began making cash payments.  The maximum loan amount under the agreement is $11.545.  The total outstanding balance, plus accrued interest is due upon the May 31, 2013 maturity date.  In conjunction with this loan agreement, the Company earned a fee of $115, equal to 1.0% of the maximum allowed under the loan. As of December 31, 2012, the outstanding balance on this note receivable was $9,436 and total interest income earned during the year ended December 31, 2012 was $335.  Upon completion of the development, the Company has the obligation to acquire the property at a pre-determined price, expected to be approximately $13,000. Due to the Company's purchase obligation, the loan fee and interest income earned has not been reflected as income in the accompanying consolidated statements of operations and comprehensive income and the balance of the outstanding note is reflected as $8,986 on the accompanying consolidated balance sheet as of December 31, 2012.

In May 2012, the Company, through its TRS, paid approximately $3,969 to acquire the notes on two properties which were in default.  The loans were acquired at a discount to the outstanding balance.  The TRS acquired for $1,800, the $3,720 note encumbering the Geneva Road Shopping Center, located in Winfield, Illinois and acquired for $2,169, the $4,500 note encumbering the Eola Commons Shopping Center located in Aurora, Illinois.  The TRS intends to obtain title to each of these properties through foreclosure proceedings and will then hold these properties for investment purposes or sell them to a third party at the fair market value at the time of the sale. During the year ended December 31, 2012, the TRS received a cash distribution of $550 from funds held by the current receiver, which was recorded as interest income in the accompanying consolidated statements of operations and comprehensive income.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

	December 31, 2012	December 31, 2011	December 31, 2010
Investment advisor	$105	99	92
Loan servicing	130	121	113
Property tax payment/reduction work	257	238	188
Computer services	517	584	445
Other service agreements	172	184	198
Broker commissions	587	519	290
Office rent and reimbursements	471	411	410
Total	$2,239	2,156	1,736

During the years ended December 31, 2012, 2011 and 2010, the Company paid a total of $292, $242 and $470, respectively, in mortgage brokerage fees to Grubb & Ellis Company (“Grubb & Ellis”).  Thomas P. D’Arcy, one of the Company’s independent directors, served as the president, chief executive officer and a member of the board of directors of Grubb & Ellis until April 2012. Mr. D’Arcy did not participate in these transactions and did not have a material interest in them. Joel Simmons, one of the Company’s directors, had an indirect personal interest as a broker in these transactions. Mr. Simmons served as an executive vice president of Grubb & Ellis until April 2012. Currently, Mr. Simmons is the Executive Managing Director of BGC Partners, a global provider of real estate services. The Company paid mortgage brokerage fees to BGC Partners of $223 for the year ended December 31, 2012. No mortgage brokerage fees were paid to BGC Partners during the years ended December 31, 2011 and 2010.

(8)    Stock Option Plan

The Company adopted the Independent Director Stock Option Plan (“Plan”) with the commencement of its first offering in 1994.  A total of 50 shares were authorized and reserved for issuance under this Plan.  Only independent directors were eligible to participate in the Plan.  The Plan granted each Independent Director an option to acquire 3 shares of common stock as of the date they become a director and an additional 1 share on the date of each annual stockholders’ meeting.  The options for the initial 3 shares granted are exercisable as follows: 1 share on the date of grant and 1 share on each of the first and second anniversaries of the date of grant.  The succeeding options are exercisable on the second anniversary of the date of grant.  As of December 31, 2012, options to purchase all 50 authorized shares were issued, of which 29 have been exercised and 6 were retired.  The remaining options have exercise prices ranging from $10.45 to $15.62 per share.

In 2005, the Company adopted the 2005 Equity Award Plan (“2005 Plan”).  The 2005 Plan governs grants of equity based awards to our officers, employees and directors.  A total of 48 options have been issued to board members and a total of 21 have been issued to certain of the Company’s executive officers as of December 31, 2012, of which 1 has been exercised.  The outstanding options have exercise prices ranging from $6.85 to $19.96 per share.

(9)    Discontinued Operations

During the years ended December 31, 2012, 2011 and 2010, the Company sold a total of thirteen investment properties and a portion of two investment properties.  The following table summarizes the properties sold, date of sale, indebtedness repaid, approximate sales proceeds (net of closing costs), gain on sale, whether the sale qualified as part of a tax deferred exchange and applicable asset impairments.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange	Provision for Asset Impairment
Park Center Plaza (partial)	April 30, 2010	$—	$829	$521	No	$—
Springboro Plaza	August 5, 2010	5,510	6,790	230	No	—
Northgate Center	September 1, 2010	6,211	1,726	(9)	No	—
Homewood Plaza	November 29, 2010	—	2,375	1,108	No	—
Schaumburg Golf Road Retail	February 14, 2011	—	2,090	197	No	—
Park Center Plaza (partial)	August 18, 2011	—	2,977	358	No	—
Rose Plaza East & West	October 7, 2011	—	4,899	895	No	—
Orland Park Retail	October 28, 2011	—	920	59	No	—
Grand Traverse Crossings	June 7, 2012	—	1,018	—	No	1,068
Riverplace Center	June 15, 2012	—	4,067	—	No	356
Walgreens - Jennings, MO	August 1, 2012	—	2,134	349	No	—
Hartford Plaza	October 9, 2012	—	4,180	1,281	Yes	—
Butera Market	December 6, 2012	—	5,563	1,749	Yes	—
10th Street Center	December 6, 2012	—	1,510	—	No	2,139

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of December 31, 2012, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at December 31, 2012 and 2011, the Company has recorded $231 and $260, respectively of assets related to discontinued operations and $51 and $66, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the years ended December 31, 2012, 2011 and 2010, the Company has recorded income from discontinued operations of $3,298, $436 and $2,755, respectively, including gains on sale of $3,380, $1,510 and $1,490, respectively.  The Company does not disclose a detailed breakout of discontinued operations as the results are not material to the consolidated financial statements. Three investment properties sold during the year ended December 31, 2012 were sold at prices below their current carrying value and as a result, a provision for asset impairment totaling $722 and $2,841 was recorded during the years ended December 31, 2012 and 2011, respectively.

(10)    Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2013	$99,669
2014	89,940
2015	77,956
2016	66,489
2017	54,387
Thereafter	256,139
Total	$644,580

Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of the particular tenant’s pro rata share of the real estate taxes and operating expenses of the property.  Such amounts are not included in the future minimum lease payments above, but are included in tenant recoveries on the accompanying consolidated statements of operations and comprehensive income.

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $910, $1,562 and $1,579 for the years ended December 31, 2012, 2011 and 2010, respectively, of rental income for the period

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

of occupancy for which stepped rent increases apply and $20,543 and $19,633 in related accounts receivable as of December 31, 2012 and 2011, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

(11)  Income Taxes

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

The Company engages in certain activities through Inland Venture Corporation (“IVC”), IEVC and Inland TRS Property Management, Inc., wholly-owned TRS entities.  These entities engage in activities that would otherwise produce income that would not be REIT qualifying income, including, but not limited to, managing properties owned through certain of the Company's joint ventures and the sales of ownership interests through the Company's IPCC joint venture. .  The TRS entities are subject to federal and state income and franchise taxes from these activities.

The Company had no uncertain tax positions as of December 31, 2012.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2012. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the years ended December 31, 2012, 2011 and 2010 or in the consolidated balance sheets as of December 31, 2012 and 2011. As of December 31, 2012, returns for the calendar years 2008 through 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

The TRS entities' benefit (expense) provision for income taxes for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	2012	2011	2010
Current:
Federal	$(5,116)	(753)	(553)
State	(1,354)	(191)	(212)
Deferred:
Federal	4,427	2,179	3,437
State	1,415	696	1,348
Valuation Allowance	6,974	(1,299)	(4,739)
Total income tax benefit (expense)	$6,346	632	(719)

The actual income tax expense of the TRS entities for the years ended December 31, 2012, 2011 and 2010 differs from the “expected” income tax expense (computed by applying the appropriate U.S. Federal income tax rate to earnings before income taxes) as a result of the following:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

	2012	2011	2010
Computed “expected” income tax expense (34%)	$(729)	1,437	3,307
State income taxes, net Federal income tax effect	(25)	344	858
Prior period deferred adjustment	—	—	(117)
Permanent differences	126	150	(44)
Change in valuation allowance	6,974	(1,299)	(4,739)
Other	—	—	16
	$6,346	632	(719)

The components of the deferred tax assets and deferred tax liabilities relating to the TRS entities at December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
Deferred Tax Assets
Building and improvements, principally due to differences in depreciation	$93	123
Prepaid rents	2	—
Deferred interest expense	421	421
Amortization of organization costs	19	20
Equity in earnings of unconsolidated joint ventures and amortization of basis differences	25	21
Asset impairments	19,017	13,237
Capitalized real estate taxes	252	154
Capitalized interest	352	352
Gross deferred tax assets	20,181	14,328
Valuation allowance	(2,596)	(9,570)
Total deferred tax assets	$17,585	4,758

Deferred Tax Liabilities
Straight-line rent	11	1
Investment in joint ventures	810	794
Depreciation	(15)	—
Total deferred tax liabilities	$806	795
Net deferred tax assets	$16,779	3,963

The Company estimated its income tax expense relating to its TRS entities using a combined federal and state rate of approximately 40% for the tax years ended December 31, 2012, 2011 and 2010.

The valuation allowance for deferred tax assets decreased by $6,974 in 2012. The decrease in this allowance was primarily due to adjustments to the beginning-of-the-year balance of the valuation allowance because of a change in circumstances that caused a change in judgment about the realizability of the related deferred tax assets in future years. The Company believes that it is more likely than not that the benefit from certain impairment losses and disallowed interest expense will not be realized. In recognition of this uncertainty, we have provided a valuation allowance of $2,596 on the deferred tax assets relating to these impairment losses and disallowed interest expense. The Company's judgment changed due to the change in control transactions described in Note 3 and the related fair value adjustments and gains on extinguishment of debt.

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary difference, future projected taxable income and tax planning strategies.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment.  The Company has recorded $2,596 and $9,570, as a valuation allowance against its deferred tax assets at December 31, 2012 and 2011, respectively.  The balance of deferred tax assets and deferred tax liabilities are included in other assets and other liabilities, respectively, on the accompanying consolidated balance sheets.

(12) Distributions

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

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

In order to maintain the Company’s status as a REIT, the Company must distribute at least 90% of its taxable income, subject to certain adjustments, to its stockholders.  For the years ended December 31, 2012 and 2011, the Company’s taxable income was $61,378 and $29,570, respectively.  Holders of our Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum.  The Company declared monthly distributions on our Preferred Stock totaling $7,910 or $2.03 on an annual basis per share for the year ended December 31, 2012. The Company declared monthly distributions on our Preferred Stock totaling $948, or $0.38 on an annual basis per share, for the year ended December 31, 2011.  The following table sets forth the taxability of distributions on preferred shares, on a per share basis, paid in 2012 and 2011:

	2012 (a)	2011 (b)
Ordinary income	$2.031	0.389
Qualified dividends (c)	0.329	0.019
 _____________________________________

(a)
The January distribution declared on December 14, 2012, with a record date of January 2, 2013 and a payment date of January 15, 2013, is reportable for tax purposes in 2013 and is not reflected in the 2012 allocation.

(b)
The January distribution declared on December 15, 2011, with a record date of January 1, 2012 and a payment date of January 17, 2012, is reportable for tax purposes in 2012 and is not reflected in the 2011 allocation.

(c)	Represents additional characterization of amounts included in Ordinary income

The Company declared monthly distributions to its common stockholders totaling $50,833 and $50,589 or $0.57 on an annual basis per share for the years ended December 31, 2012 and 2011, respectively.  Future distributions are determined by the Company’s board of directors.  The Company expects to continue paying distributions to maintain its status as a REIT.  The Company annually notifies its stockholders of the taxability of distributions paid during the preceding year.  The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2012 and 2011:

	2012 (a)	2011 (b)
Ordinary income	$0.602	0.332
Non-taxable return of capital	—	0.238
Qualified Dividends (c)	0.098	0.016
 _____________________________________

(a)
The January distribution declared on December 17, 2012, with a record date of December 31, 2012 and a payment date of January 17, 2013, will be a split-year distribution with $0.032034 allocable to 2012 for federal income tax purposes and $0.015466 allocable to 2013 for federal income tax purposes.

(b)
The January distribution declared on December 19, 2011, with a record date of January 3, 2012 and a payment date of January 17, 2012, is reportable for tax purposes in 2012 and is not reflected in the 2011 allocation.

(c)	Represents additional characterization of amounts included in Ordinary income

(13)  Secured and Unsecured Debt

Total Debt Maturity Schedule

The following table presents the principal amount of total debt maturing each year, including amortization of principal, based on debt outstanding at December 31, 2012:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

	2013 (a)		2014		2015	2016		2017		Thereafter		Total	Fair Value (b)
Fixed rate debt	$91,858		76,397	(c)	20,282	958		45,816		150,265		385,576	398,752
Weighted average interest rate	5.41%		5.11%		6.50%	—%		5.05%		5.13%		5.25%	—
Variable rate debt	$14,800	(d)	6,200		—	115,000	(e)	175,000	(f)	50,000	(g)	361,000	359,089
Weighted average interest rate	3.21%		0.50%		—%	2.16%		2.20%		3.50%		2.38%	—

(a)
Approximately $106,658 of the Company's mortgages payable, including required monthly principal amortization, matures prior to the end of 2013. Included in this debt maturing in 2013 is approximately $90,247 secured by the Company's Algonquin Commons property. Although these loans do not mature until November 2014, the Company has included them in 2013 because the lender has accelerated the due date of the loans in connection with their decision to initiate foreclosure proceedings. The Company intends to repay the remaining $14,800 of maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

(b)
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by its lenders (Level 3).

(c)
Included in the debt maturing in 2014 are the Company’s convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require the Company to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets at December 31, 2012 reflect the value of the notes including the remaining unamortized discount of $888.

(d)
The Company has guaranteed approximately $7,400 of this mortgage and would be required to make a payment on this guarantee upon the default of any of the provision in the loan document, unless the default is otherwise waived.

(e)
Included in the debt maturing during 2016 is the Company's unsecured line of credit facility, totaling $80,000. The Company pays interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company's leverage ratio. As of December 31, 2012, the weighted average interest rate on outstanding draws on the line of credit facility was 2.20%. This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of December 31, 2012, the Company was in compliance with these financial covenants.

(f)
Included in the debt maturing during 2017 is the Company’s $175,000 term loan which matures in August 2017. The Company pays interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of December 31, 2012, the weighted average interest rate on the term loan was 2.20%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2012, the Company was in compliance with these financial covenants.

(g)
Included in the thereafter column is the Company’s $50,000 term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of December 31, 2012, the interest rate on this term loan was 3.50%. This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2012, the Company was in compliance with these financial covenants.

Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  Mortgage loans outstanding as of December 31, 2012 were $412,361 and had a weighted average interest rate of 4.86%.  Of this amount, $356,361 had fixed rates ranging from 4.15% to 6.50% and a weighted average fixed rate of 5.27% as of December 31, 2012.  The remaining $56,000 of mortgage debt represented variable rate loans with a weighted average interest rate of 2.20% as of December 31, 2012.  As of December 31, 2012, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through January 2023.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

In June 2012, the Company ceased paying the monthly debt service on the mortgage loans encumbering Algonquin Commons. The Company had hoped to reach an agreement with the special servicer that would revise the loan structure to make continued ownership of the property economically feasible. In January 2013, the Company received notice that a complaint had been filed by the lender to Algonquin Commons, alleging events of default under the loan documents and seeking to foreclose on the property. Reference is made to the Company's full disclosure of this matter in Item 3, "Legal Proceedings" which is incorporated into this Note 13 to the consolidated financial statements.

Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

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

The Company currently has two interest rate swaps outstanding that are used to hedge the variable cash flows associated with its variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.  The Company has two interest rate swap contracts outstanding as of December 31, 2012, which are requirements under the Company's secured mortgages. Both hedging relationships are considered to be perfectly effective as of December 31, 2012.

Amounts reported in comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $2,227 will be reclassified from comprehensive income (expense) as an increase to interest expense over the next twelve months.

In December 2010, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $60,000 and a maturity date of December 21, 2020 associated with the debt secured by first mortgages on a pool of eight investment properties. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 3.627% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 6.027% per annum. In December 2012, the Company's joint venture with IPCC entered into a floating-to-fixed interest rate swap agreement with an original notional value of $9,545 and a maturity date of December 21, 2022 associated with the debt secured by a first mortgage on the Dick's Sporting Goods property. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 1.885% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 4.385% per annum.

As of December 31, 2012 and 2011, the Company had the following outstanding interest rate derivatives that are designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional
	December 31, 2012	December 31, 2011
Interest Rate Swaps	$69,545	$60,000

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of December 31, 2012 and 2011.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

	Liability Derivatives As of December 31, 2012		Liability Derivatives As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$10,031	Other liabilities	$8,396

The table below presents the effect of the Company’s derivative financial instruments on comprehensive income for the years ended December 31, 2012, 2011 and 2010.

	December 31, 2012	December 31, 2011	December 31, 2010
Amount of loss recognized in comprehensive income on derivative, net	$(3,706)	(8,369)	(2,093)
Amount of loss reclassified from accumulated comprehensive income into interest expense	2,071	2,065	62
Unrealized loss on derivatives	$(1,635)	(6,304)	(2,031)

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.

The Company has agreements with its derivative counterparties that contain a provision which provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2012, the fair value of derivatives in a liability position related to these agreements was $10,031. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $10,919.

Unsecured Credit Facilities

In 2011, the Company entered into amendments to its existing unsecured line of credit facility and term loan, together, the “Credit Agreements.”  Under the term loan agreement, the Company borrowed, on an unsecured basis, $150,000.  The aggregate commitment of the Company’s line of credit facility is $250,000, which includes a $100,000 accordion feature.  The access to the accordion feature is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.

Obligations under the Credit Agreements were scheduled to mature on June 21, 2014. Borrowings under the Credit Agreements bore interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the Company's leverage ratio.

On August 21, 2012, the Company entered into amendments to the Credit Agreements to, among other things, (1) extend the maturity date of the line of credit facility to August 20, 2016 and of the term loan to August 20, 2017; (2) increase the amount borrowed under the term loan to $175,000 and increase the aggregate commitment of the Company's line of credit facility to $275,000, which includes the $100,000 accordion feature; and (3) reduce the graduated spread that varies with the Company's leverage ratio. In conjunction with these amendments, the Company paid approximately $2,280 in fees and costs.

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the Credit Agreements.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of December 31, 2012 and 2011, the outstanding balance on the line of credit facility was $80,000 for each period. As of December 31, 2012, the Company had

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

up to $95,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

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

Convertible Notes

In August 2010, the Company issued $29,215 in face value of 5.0% convertible senior notes due 2029 (the "Notes”), all of which remained outstanding at December 31, 2012.

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

Holders of the Notes may convert their Notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2029, but prior to the close of business on the second business day immediately preceding November 15, 2029, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of Notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of December 31, 2012, for each $1 principal amount of Notes was 102.8807 shares of the Company's common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $9.72 per share of common stock.

At December 31, 2012 and 2011, the Company has recorded $183, in each period, of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes. The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance. The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the convertible notes. The debt component is recorded at its fair value, which reflects an unamortized debt discount. The following table sets forth the net carrying values of the debt and equity components included in the consolidated balance sheets at December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
Equity Component (a)	$9,353	9,321

Debt Component	$29,215	29,215
Unamortized Discount (b)	(888)	(1,352)
Net Carrying Value	$28,327	27,863

(a)	The equity component is net of unamortized equity issuance costs of $59 and $91 at December 31, 2012 and 2011, respectively.

(b)	The unamortized discount will be amortized into interest expense on a monthly basis through November 2014.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

Total interest expense related to the convertible notes for the years ended December 31, 2012, 2011 and 2010 was calculated as follows:

	December 31, 2012		December 31, 2011		December 31, 2010
Interest expense at coupon rate	$1,472		4,725		5,554
Discount amortization	464		1,288		1,426
Total interest expense	$1,936	(a)	6,013	(b)	6,980	(b)

(a)	The effective interest rate of these convertible notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in August 2010.

(b)
Included in the years ended December 30, 2011 and 2010 are the notes previously issued in 2006 with an effective interest rate of 5.875%, the rate at which a similar instrument without the conversion feature could have been obtained in November 2006. These notes were paid in full during the year ended December 31, 2011.

(14)    Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of December 31, 2012 and 2011, options to purchase 83 and 77 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive. These options and convertible notes were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive.

As of December 31, 2012, 409 shares of common stock have been issued pursuant to employment agreements, employment incentives and as director compensation. Of the total shares issued, 172 have vested and 6 have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method unless the effect would be immaterial or anti-dilutive.

The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	2012		2011		2010
Numerator:
Income (loss) from continuing operations	$14,394		(7,490)		(1,231)
Income from discontinued operations	3,298		436		2,755
Net income (loss)	17,692		(7,054)		1,524
Less: Net (income) loss attributable to the noncontrolling interest	67		(130)		(306)
Net income (loss) attributable to Inland Real Estate Corporation	17,759		(7,184)		1,218
Dividends on preferred shares	(7,910)		(948)		—
Net income (loss) attributable to common stockholders	$9,849		(8,132)		1,218
Denominator:
Denominator for net income (loss) per common share — basic:
Weighted average number of common shares outstanding	89,006		88,530		85,951
Effect of dilutive securities:
Unvested restricted shares	155	(a)	—	(b)	—	(b)
Denominator for net income (loss) per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	89,161		88,530		85,951
_____________________________________

(a)	Unvested restricted shares of common stock have a dilutive impact, although it is not material to the periods presented.

(b)
Weighted average unvested restricted shares of common stock, the effect of which would be anti-dilutive, were 103 and 85 as of December 31, 2011 and 2010, respectively.  These shares were not included in the computation of diluted EPS because a loss from continuing operations was reported.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

In November 2009, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp. (“BMO”) to offer and sell shares of its common stock having an aggregate offering amount of up to $100,000 from time to time through BMO, acting as sales agent.  Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions (if the Company and BMO have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with BMO in this report on Form 10-K as its ATM issuance program.  As of the November 9, 2012 expiration date, the Company had issued an aggregate of approximately 3,816 shares of its common stock through the ATM issuance program, since inception.  The Company received net proceeds of approximately $31,691 from the issuance of these shares, which reflects approximately $32,504 in gross proceeds, offset by approximately $813 in commissions and fees.  The Company used the proceeds from shares issue through the program for general corporate purposes, which included repayment of mortgage indebtedness secured by its properties, acquiring real property through wholly-owned subsidiaries or through the Company’s investment in one or more joint venture entities and repaying amounts outstanding on the unsecured line of credit facility, among other things.

On November 16, 2012, the Company entered into a new three-year Sales Agency Agreement with BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents"). The Sales Agency Agreement provides that the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150,000 from time to time through the Agents. As of December 31, 2012, no shares had been issued under this program. Subsequent to December 31, 2012, the Company issued approximately 548 shares of its common stock through the new ATM program. The Company received net proceeds of approximately $4,960 from the issuance of these shares, comprised of approximately $5,035 in gross proceeds, offset by approximately $76 in commissions and fees. The Company intends to use the proceeds according to the Sales Agency Agreement.

In October 2011, the Company issued 2,000 shares of 8.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") at a public offering price of $25.00 per share, for net proceeds of approximately $48,400, after deducting the underwriting discount but before expenses. The proceeds were initially used to pay down debt to capture interest expense savings. The proceeds were then used to acquire investment properties.

In February 2012, the Company issued 2,400 shares of Series A Preferred Stock at a public offering price of $25.3906 per share, for net proceeds of approximately $59,000, after deducting the underwriting discount, but before expenses. The Company used the net proceeds of the offering to purchase additional investment properties. As of December 31, 2012, the Company had no cumulative preferred stock dividends in arrears.

The Series A Preferred Stock rank senior to the common shares of beneficial interest with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common stock unless it has also paid (or set aside for payment) the full cumulative distributions on the Series A Preferred Stock for the current and all past dividend periods. The outstanding Series A Preferred Stock does not have any maturity date, and is not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Series A Preferred Stock is the offering costs. In addition, the Company is not required to set aside funds to redeem the Series A Preferred Stock. The Company may not optionally redeem the Series A Preferred Stock prior to October 6, 2016, except in limited circumstances relating to the Company's continuing qualifications as a REIT or as discussed below. After that date, the Company may, at its option, redeem the Series A Preferred Stock, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. In addition, upon the occurrence of a change of control (as defined in the Company's charter), the result of which the Company's common stock and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE Amex Equities or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Series A Preferred Stock in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions to and including the date of redemption. If the Company does not exercise its right to redeem the Series A Preferred Stock upon a change of control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares into a number of the Company's shares of common stock based on a defined formula subject to a cap of 27,600 shares of common stock.

(15)    Deferred Stock Compensation

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

The Company has issued restricted common stock to certain officers of the Company pursuant to employment agreements entered into with these officers, employment incentives and as an additional form of compensation to the Company's board of directors.

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award. Each director vests an equal portion of shares over a three-year vesting period, beginning one year from the date of issuance of the award.  The officers/directors may receive additional restricted shares of the Company’s common stock, which are also subject to the applicable vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $643, $397 and $353 were recorded in connection with the vesting of these shares, for the years ended December 31, 2012, 2011 and 2010, respectively.

A summary of restricted stock grant activity for the years ended December 31, 2012, 2011, and 2010 is presented below:

	Unvested Restricted Shares	Weighted Average share price on the date of issuance
Outstanding at January 1, 2010	80
Shares granted	32	$8.41
Shares vested	(23)
Shares forfeited	—

Outstanding at December 31, 2010	89
Shares granted	51	$8.76
Shares vested	(24)
Shares forfeited	(1)

Outstanding at December 31, 2011	115
Shares granted	148	$8.24
Shares vested	(32)
Shares forfeited	—

Outstanding at December 31, 2012	231

As of December 31, 2012, the Company had approximately $1,241 in deferred stock compensation related to unvested shares, which it expects to recognize as the shares vest over the next five years.

(16)             Segment Reporting

Guidance regarding the disclosures about segments of an enterprise and related information requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise.  The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Florida, Idaho, Illinois, Indiana, Kansas, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

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

(17)             Commitments and Contingencies

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.

(18)    Subsequent Events

On January 15, 2013, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its Series A Preferred Stock to stockholders of record at the close of business on January 2, 2013.

On January 15, 2013, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its Series A Preferred Stock.  This distribution was payable on February 15, 2013 to the stockholders of record at the close of business on February 1, 2013.

On January 17, 2013, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on December 31, 2012.

On January 17, 2013, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution was payable on February 19, 2013 to the stockholders of record at the close of business on January 31, 2013.

On January 24, 2013, the Company's joint venture with IPCC purchased two single tenant investment properties from an unaffiliated third party for approximately $2,151. The properties are located in Abilene, Texas and Colorado City, Texas, and contain a total of 17,500 square feet of leasable area and are each 100% leased by Family Dollar.

On February 12, 2013, the Company's joint venture with IPCC purchased two single tenant investment properties from an unaffiliated third party for approximately $46,300. The properties are located in Palatine, Illinois and Vernon Hills, Illinois and contain a total of 142,572 square feet of leasable area and are each 100% leased by Mariano's, a division of Roundy's.

On February 15, 2013, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its Series A Preferred Stock to stockholders of record at the close of business on February 1, 2013.

On February 15, 2013, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its Series A Preferred Stock.  This distribution is payable on March 15, 2013 to the stockholders of record at the close of business on March 1, 2013.

On February 19, 2013, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on January 31, 2013.

On February 19, 2013, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on March 18, 2013 to the stockholders of record at the close of business on February 28, 2013.

On February 20, 2013, the Company sold Quarry Outlot, located in Hodgkins, Illinois to an unaffiliated third party for $3,300, a price above its current carrying value.

(19)  Quarterly Operating Results (unaudited)

The following represents results of operations for the quarters during the years 2012 and 2011

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenue	$38,781	40,890	40,396	39,777
Income (loss) from continuing operations	7,541	1,328	7,039	(1,514)
Net income (loss) attributable to common stockholders	8,188	(498)	4,923	(2,764)
Income (loss) from continuing operations per common share, basic and diluted	0.05	(0.01)	0.06	(0.03)
Net income (loss) per common share, basic and diluted	0.09	(0.01)	0.06	(0.03)

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenue	$35,078	41,742	41,879	45,142
Income (loss) from continuing operations	3,087	1,671	(10,568)	(1,680)
Net income (loss) attributable to common stockholders	904	2,653	(10,318)	(1,371)
Income (loss) from continuing operations per common share, basic and diluted	0.03	0.02	(0.12)	(0.02)
Net income (loss) per common share, basic and diluted	0.02	0.03	(0.12)	(0.02)

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Single-user
Bally’s Total Fitness St. Paul, MN	$—	1,298	4,612	125	1,298	4,737	6,035	2,447	1998	09/99
Carmax Schaumburg, IL	—	7,142	13,460	1	7,142	13,461	20,603	6,319	1998	12/98
Carmax Tinley Park, IL	9,830	6,789	12,112	5	6,789	12,117	18,906	5,688	1998	12/98
Cub Foods Buffalo Grove, IL	3,861	1,426	5,925	4	1,426	5,929	7,355	2,995	1999	06/99
Cub Foods Hutchinson, MN	—	875	4,589	(68)	875	4,521	5,396	1,676	1999	01/03
Disney Celebration, FL	—	2,175	25,354	13	2,175	25,367	27,542	8,758	1995	07/02
Dominick’s Countryside, IL	1,493	1,375	925	(167)	1,375	758	2,133	381	1975	12/97
Dominick’s Schaumburg, IL	6,749	2,294	8,393	2	2,294	8,395	10,689	4,361	1996	05/97
Food 4 Less Hammond, IN	2,665	825	8,026	—	825	8,026	8,851	3,950	1999	05/99
Glendale Heights Retail Glendale Heights, IL	—	1,265	6,943	(481)	1,265	6,462	7,727	3,285	1997	09/97
PetSmart Gurnee, IL	2,140	915	2,389	—	915	2,389	3,304	929	1997	04/01
Pick 'N Save Waupaca, WI	4,199	1,196	6,942	(922)	1,196	6,020	7,216	1,418	2002	03/06
Rite-Aid Chattanooga, TN	—	1,023	1,365	(19)	1,023	1,346	2,369	542	1999	05/02
Roundy’s Menomonee Falls, WI	10,300	4,875	15,848	(2,408)	4,875	13,440	18,315	975	2010	11/10
Staples Freeport, IL	—	725	1,970	—	725	1,970	2,695	1,083	1998	12/98
Verizon Joliet, IL	—	170	883	48	170	931	1,101	464	1995	05/97

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2012

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Single-user (IPCC Joint Venture
BJ's Wholesale Club Gainesville, VA	$8,800	4,800	11,200	(2,519)	4,800	8,681	13,481	26	2012	11/12
Dick's Sporting Goods Cranberry Township, PA	9,545	3,247	15,853	(2,797)	3,247	13,056	16,303	—	2012	12/12
Dollar General Baldwin, WI	—	235	904	(50)	235	854	1,089	—	2011	12/12
Dollar General Mercer, WI	—	130	800	(38)	130	762	892	—	2012	12/12
Dollar General Nekoosa, WI	—	63	978	(56)	63	922	985	—	2012	12/12
Dollar General Oxford, WI	—	133	940	(35)	133	905	1,038	—	2012	12/12
Dollar General Spooner, WI	—	225	958	(60)	225	898	1,123	—	2012	12/12
Dollar General Wittenberg, WI	—	100	872	(34)	100	838	938	—	2012	12/12
Family Dollar Cisco, TX	—	59	880	(25)	59	855	914	5	2012	10/12
Family Dollar Lorain, OH	—	269	977	(64)	269	913	1,182	6	2012	10/12
Walgreens Benton Harbor, MI	3,687	2,066	2,853	(151)	2,066	2,702	4,768	—	2007	12/12
Walgreens El Paso, TX	3,150	1,250	2,950	(228)	1,250	2,722	3,972	—	1999	12/12
Walgreens Milwaukee, WI	2,269	384	2,641	(486)	384	2,155	2,539	47	1999	06/12
Walgreens New Bedford, MA	1,988	1,648	1,002	(386)	1,648	616	2,264	7	1994	09/12
Walgreens Villa Park, IL	3,647	969	3,894	(384)	969	3,510	4,479	54	1997	08/12

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2012

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Neighborhood Retail Centers
22nd Street Plaza Outlot Oakbrook Terrace, IL	$—	750	1,230	563	750	1,793	2,543	908	1985	11/97
Aurora Commons Aurora, IL	6,443	3,220	8,284	75	3,220	8,359	11,579	4,272	1988	01/97
Berwyn Plaza Berwyn, IL	—	769	1,078	291	769	1,369	2,138	586	1983	05/98
Big Lake Town Square Big Lake, MN	6,250	1,978	8,028	(248)	2,136	7,622	9,758	1,942	2005	01/06
Brunswick Market Center Brunswick, OH	—	1,516	11,193	3,827	1,552	14,984	16,536	5,101	97/98	12/02
Cliff Lake Centre Eagan, MN	4,439	2,517	3,057	802	2,517	3,859	6,376	2,253	1988	09/99
Downers Grove Market Downers Grove, IL	—	6,224	11,617	672	6,224	12,289	18,513	6,638	1998	03/98
Dunkirk Square Maple Grove, MN	4,050	2,173	5,758	1,168	2,085	7,014	9,099	3,599	1998	09/99
Eastgate Center Lombard, IL	—	4,252	2,570	2,567	4,252	5,137	9,389	2,928	1959	07/98
Edinburgh Festival Brooklyn Park, MN	4,063	2,214	6,366	750	2,225	7,105	9,330	3,425	1997	10/98
Elmhurst City Centre Elmhurst, IL	—	2,050	2,739	367	2,050	3,106	5,156	1,611	1994	02/98
Gateway Square Hinsdale, IL	—	3,046	3,899	1,272	3,046	5,171	8,217	2,454	1985	03/99
Golf Road Plaza Niles, IL	—	850	2,408	670	850	3,078	3,928	1,495	1982	04/97
Grand Hunt Center Outlot Gurnee, IL	1,484	970	2,623	92	970	2,715	3,685	1,458	1996	12/96
Hammond Mills Hammond, IN	—	405	946	424	405	1,370	1,775	494	1998	12/98

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2012

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Neighborhood Retail Centers
Hawthorn Village Commons Vernon Hills, IL	$6,443	2,619	5,888	1,790	2,635	7,662	10,297	3,673	1979	08/96
Hickory Creek Market Place Frankfort, IL	—	1,797	7,253	323	1,797	7,576	9,373	3,729	1999	08/99
Iroquois Center Naperville, IL	8,750	3,668	8,274	1,540	3,668	9,814	13,482	4,820	1983	12/97
Medina Marketplace Medina, OH	—	2,769	6,846	2,154	2,769	9,000	11,769	2,954	56/99	12/02
Mundelein Plaza Mundelein, IL	—	596	3,966	(2,507)	596	1,459	2,055	802	1990	03/96
Nantucket Square Schaumburg, IL	—	1,908	2,376	1,238	1,908	3,614	5,522	1,581	1980	09/95
Oak Forest Commons Oak Forest, IL	—	2,796	9,030	704	2,796	9,734	12,530	5,087	1998	03/98
Oak Forest Commons III Oak Forest, IL	—	205	907	19	205	926	1,131	468	1999	06/99
Oak Lawn Town Center Oak Lawn, IL	—	1,384	1,034	399	1,384	1,433	2,817	526	1999	06/99
Orland Greens Orland Park, IL	—	1,246	3,876	602	1,220	4,504	5,724	2,327	1984	09/98
Park Square Brooklyn Park, MN	10,000	4,483	5,159	6,542	4,483	11,701	16,184	3,989	86/88	08/02
Park St. Claire Schaumburg, IL	—	320	987	219	320	1,206	1,526	570	1994	12/96
Plymouth Collection Plymouth, MN	—	1,459	5,175	788	1,459	5,963	7,422	2,986	1999	01/99
Quarry Outlot Hodgkins, IL	—	522	1,278	67	522	1,345	1,867	709	1996	12/96

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2012

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Neighborhood Retail Centers
River Square Naperville, IL	$—	2,853	3,125	1,284	2,853	4,409	7,262	2,050	1988	06/97
Rose Plaza Elmwood Park, IL	—	1,530	1,853	951	1,530	2,804	4,334	1,617	1997	11/98
Schaumburg Plaza Schaumburg, IL	—	2,446	4,566	2,161	2,470	6,703	9,173	2,641	1994	06/98
Shingle Creek Center Brooklyn Center, MN	1,485	1,228	2,262	639	1,228	2,901	4,129	1,602	1986	09/99
Six Corners Plaza Chicago, IL	—	1,440	4,533	2,880	1,440	7,413	8,853	3,153	1966	10/96
St. James Crossing Westmont, IL	—	2,611	4,887	748	2,611	5,635	8,246	2,778	1990	03/98
The Shops at Cooper's Grove Country Club Hills, IL	—	1,401	4,418	435	1,398	4,856	6,254	2,255	1991	01/98
Townes Crossing Oswego, IL	6,289	3,059	7,904	2,109	2,872	10,200	13,072	3,753	1988	08/02
Wauconda Crossings Wauconda, IL	—	3,587	10,364	(1,515)	3,587	8,849	12,436	2,058	1997	08/06
Wauconda Shopping Center Wauconda, IL	—	455	2,068	1,611	455	3,679	4,134	1,684	1988	05/98
Westriver Crossings Joliet, IL	—	2,317	3,320	345	2,317	3,665	5,982	1,702	1999	08/99
Winnetka Commons New Hope, MN	—	1,597	2,859	307	1,597	3,166	4,763	1,731	1990	07/98
Woodland Heights Streamwood, IL	4,175	2,976	6,652	1,078	2,976	7,730	10,706	3,800	1956	06/98

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2012

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Community Centers
Apache Shoppes Rochester, MN	$—	1,791	9,518	1,793	1,947	11,155	13,102	2,142	2005	12/06
Bergen Plaza Oakdale, MN	—	5,347	11,700	3,156	5,347	14,856	20,203	7,001	1978	04/98
Bohl Farm Marketplace Crystal Lake, IL	5,680	5,800	9,889	2,117	5,800	12,006	17,806	4,692	2000	12/00
Burnsville Crossing Burnsville, MN	4,675	2,061	4,667	3,940	2,061	8,607	10,668	3,693	1989	09/99
Chestnut Court Darien, IL	—	5,720	10,275	5,742	5,720	16,017	21,737	6,536	1987	03/98
Lake Park Michigan City, IN	—	3,253	7,318	(216)	2,627	7,728	10,355	3,711	1990	02/98
Mosaic Crossing f/k/a Oliver Square West Chicago, IL	—	1,980	4,325	78	1,980	4,403	6,383	2,210	1990	01/98
Orchard Crossing Ft. Wayne, IN	14,800	6,026	12,474	1,711	7,326	12,885	20,211	847	2008	04/07
Park Center Tinley Park, IL	—	5,363	8,523	(2,732)	4,196	6,958	11,154	2,962	1988	12/98
Skokie Fashion Square Skokie, IL	6,200	2,394	6,822	4,355	2,394	11,177	13,571	4,190	1984	12/97
Skokie Fashion Square II Skokie, IL	—	878	2,757	(289)	878	2,468	3,346	683	1984	11/04
The Plaza Brookfield, WI	—	4,798	8,759	2,388	4,658	11,287	15,945	5,074	1985	02/99
Two Rivers Plaza Bolingbrook, IL	—	1,820	4,990	885	1,820	5,875	7,695	2,942	1994	10/98

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2012

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Power Centers
Baytowne Shoppes/Square Champaign, IL	$—	3,821	8,853	2,866	3,821	11,719	15,540	5,053	1993	02/99
Bradley Commons Bourbonnais, IL	14,330	2,964	22,855	(3,638)	2,964	19,217	22,181	819	2007	11/11
Crystal Point Crystal Lake, IL	17,363	7,290	29,463	(3,132)	7,290	26,331	33,621	7,487	76/98	07/04
Deertrace Kohler Kohler, WI	9,691	1,622	11,921	1,324	1,622	13,245	14,867	4,274	2000	07/02
Deertrace Kohler II Kohler, WI	—	925	3,683	(259)	925	3,424	4,349	1,280	03/04	08/04
Joliet Commons Joliet, IL	11,237	4,089	15,684	2,324	4,089	18,008	22,097	9,621	1995	10/98
Joliet Commons Phase II Joliet, IL	—	811	3,990	413	811	4,403	5,214	2,069	1999	02/00
Lansing Square Lansing, IL	—	4,075	12,179	710	4,049	12,915	16,964	6,885	1991	12/96
Mankato Heights Plaza Mankato, MN	—	2,332	14,082	1,795	2,332	15,877	18,209	6,543	2002	04/03
Maple Park Place Bolingbrook, IL	—	3,666	11,669	3,455	3,666	15,124	18,790	8,030	1992	01/97
Naper West Naperville, IL	—	6,451	11,584	4,972	6,451	16,556	23,007	6,760	1985	12/97
Orland Park Place Outlots Orland Park, IL	5,297	9,970	1,657	(68)	9,840	1,719	11,559	361	2007	08/07
Orland Park Place Outlots II Orland Park, IL	—	1,225	7,525	(1,584)	1,225	5,941	7,166	148	2007	04/12
Park Avenue Centre Highland Park, IL	—	3,200	6,607	9,472	3,200	16,079	19,279	5,210	1996	05/06
Park Place Plaza St. Louis Park, MN	6,500	4,256	8,575	1,219	4,256	9,794	14,050	4,620	1997	09/99

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2012

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Power Centers
Pine Tree Plaza Janesville, WI	$10,825	2,889	15,653	(57)	2,889	15,596	18,485	7,605	1998	10/99
Rivertree Court Vernon Hills, IL	22,000	8,652	22,902	11,173	8,652	34,075	42,727	13,172	1988	07/97
Rochester Marketplace Rochester, MN	—	2,043	8,859	(276)	2,043	8,583	10,626	3,496	01/03	09/03
Salem Square Countryside, IL	4,897	1,735	4,449	4,914	1,735	9,363	11,098	3,626	1973	08/96
Schaumburg Promenade Schaumburg, IL	—	6,562	12,742	913	6,562	13,655	20,217	6,204	1999	12/99
Shakopee Outlot Shakopee, MN	—	865	1,939	384	865	2,323	3,188	449	2007	03/06
Shakopee Valley Marketplace Shakopee, MN	7,760	2,964	12,022	(75)	2,964	11,947	14,911	4,030	00/01	12/02
The Shoppes at Grayhawk Omaha, NE	16,253	10,581	16,525	(98)	10,754	16,254	27,008	4,169	01/02	02/06
The Shops At Orchard Place Skokie, IL	24,249	16,301	28,626	(2,047)	15,978	26,899	42,877	9,378	2000	12/02
University Crossings Mishawaka, IN	—	4,392	11,634	(843)	4,392	10,791	15,183	3,431	2003	10/03
Valparaiso Walk Valparaiso, IN	—	2,874	19,026	(2,271)	2,874	16,755	19,629	—	2005	12/12

Lifestyle Centers
Algonquin Commons Algonquin, IL	90,247	13,038	88,759	(5,364)	13,038	83,395	96,433	8,880	2004	02/06
Total	$410,198	312,976	875,574	78,173	312,134	954,586	1,266,720	329,908

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2012, 2011 and 2010
 Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2012 and 2011 for federal income tax purposes was approximately $1,402,206 and $1,353,496, respectively (unaudited).

(C)
Not included in the encumbrance, land and improvements, building and improvements, and accumulated depreciation totals is North Aurora Towne Center I & II, which is considered a development property. As of December 31, 2012, these amounts are $2,163, $1,127, $3,208, and $89 respectively.

(D)
Adjustments to basis include additions to investment properties net of payments received under master lease agreements.  The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  U.S. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2012, the Company had one investment property, BJ's Wholesale Club, located in Gainesville, VA, that was subject to a master lease agreement.

(E)	Reconciliation of real estate owned:

	2012	2011	2010
Balance at beginning of year	$1,266,474	1,345,502	1,255,216
Purchases of investment properties	152,985	111,863	69,278
Additions due to change in control of investment properties	11,000	17,501	87,744
Additions to investment properties, including amounts payable	22,787	42,226	24,008
Write-off of fully amortized assets	(11,122)	(6,168)	(1,749)
Sale of investment properties	(23,549)	(12,835)	(22,312)
Contribution of investment properties to joint venture	(68,964)	(110,658)	(46,009)
Deconsolidation of joint venture properties	(65,882)	(119,647)	(20,499)
Building impairment	—	(2,841)	—
Construction in progress	8,168	1,531	(175)
Payments received under master leases	(5)	—	—
Balance at end of year	$1,291,892	1,266,474	1,345,502

(F)              Reconciliation of accumulated depreciation:

	2012	2011	2010
Balance at beginning of year	$323,839	326,546	308,785
Depreciation expense	42,382	39,648	36,779
Write-off of fully amortized assets	(11,122)	(6,168)	(1,749)
Accumulated depreciation on sale of investment property	(6,852)	(3,479)	(5,178)
Contribution of investment properties to joint venture	(17,463)	(31,906)	(12,004)
Deconsolidation of joint venture properties	(787)	(802)	(87)
Balance at end of year	$329,997	323,839	326,546

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

Based on management’s evaluation as of December 31, 2012, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2012.

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

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2013.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2013.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2013.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Balance Sheets December 31, 2012 and 2011
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
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
Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ THOMAS D’ARCY		/s/ DANIEL L. GOODWIN
By:	Thomas D’Arcy	By:	Daniel L. Goodwin
Title: Chairman of the Board		Title: Director
Date: February 28, 2013		Date: February 28, 2013

	/s/ JOEL G. HERTER		/s/ HEIDI N. LAWTON
By:	Joel G. Herter	By:	Heidi N. Lawton
Title: Director		Title: Director
Date: February 28, 2013		Date: February 28, 2013

	/s/ THOMAS H. MCAULEY		/s/ THOMAS MCWILLIAMS
By:	Thomas H. McAuley	By:	Thomas McWilliams
Title: Director		Title: Director
Date: February 28, 2013		Date: February 28, 2013

	/s/ JOEL D. SIMMONS		/s/ MARK E. ZALATORIS
By:	Joel D. Simmons	By:	Mark E. Zalatoris
Title: Director		Title: President and Chief Executive Officer
Date: February 28, 2013			(principal executive officer)
Date: February 28, 2013
/s/ BRETT A. BROWN
By:	Brett A. Brown
Title: Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date: February 28, 2013

INLAND REAL ESTATE CORPORATION
Annual Report on Form 10-K
for the fiscal year ended December 31, 2012

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

Item No.	Description
3.1	Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2	Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (2)

3.5	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (3)

4.1	Specimen Stock Certificate (4)

4.2	Dividend Reinvestment Plan of the Registrant (5)

4.3	Indenture governing 5.0% Convertible Senior Notes due 2029, dated August 10, 2010 between Inland Real Estate Corporation and Wells Fargo Bank, National Association, as trustee (6)

4.4	Form of 5.0% Convertible Senior Note due 2029 (7)

10.1
Fifth Amended and Restated Credit Agreement, dated as of August 21, 2012, among Inland Real Estate Corporation and KeyBank National Association, as Lender and Administrative Agent; Wells Fargo Bank, National Association and Bank of America, N.A., as Lenders and Co- Syndication Agents; KeyBanc Capital Markets, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Co-Lead Arrangers; RBS Citizens, National Association d/b/a Charter One, as a Lender and as Co-Documentation Agent; BMO Capital Markets, as Co- Documentation Agent; PNC Bank, National Association as a Lender and the other entities which may become parties as additional Lenders (8)

10.2	2005 Equity Award Plan (9)

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

10.5
First Amendment to Operating Agreement of IN Retail Fund, L.L.C., dated as of September 28, 2011, among Inland Real Estate Corporation, The New York State Teachers’ Retirement System and IN Retail Manager, L.L.C. (12)

10.6
Second Amendment to Operating Agreement of IN Retail Fund, L.L.C., dated as of December 20, 2011, among Inland Real Estate Corporation, The New York State Teachers’ Retirement System and IN Retail Manager, L.L.C. (13)

10.7
Third Amendment to Operating Agreement of IN Retail Fund, L.L.C., dated as of June 11, 2012, among Inland Real Estate Corporation, The New York State Teachers' Retirement System and IN Retail Manager, L.L.C. (14)

10.8	Property Acquisition Agreement, dated as of November 1, 2004, by and between Inland Real Estate Acquisitions, Inc. and Inland Real Estate Corporation (15)

10.9	Employment Agreement between Inland Real Estate Corporation and Mark Zalatoris, effective as of January 1, 2012 (16)

10.10	Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2012 (17)

10.11	Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2012 (18)

10.12	Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2012 (10)

10.13	Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2012 (20)

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

10.18	Agreement for the Contribution of Limited Liability Company Interests, dated as of October 10, 2006, among Inland Real Estate Corporation, Inland Venture Corporation and IRC-IREX Venture LLC (25)

10.19
Second Amended and Restated Term Loan Agreement, dated as of August 21, 2012, among Inland Real Estate Corporation and KeyBank National Association, as Lender and Administrative Agent; Wells Fargo Bank, National Association and Bank of America, N.A., as Lenders and Co- Syndication Agents; KeyBanc Capital Markets, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Co-Lead Arrangers; RBS Citizens, National Association d/b/a Charter One, as a Lender and as Co-Documentation Agent; BMO Capital Markets, as Co- Documentation Agent; PNC Bank, National Association as a Lender and the other entities which may become parties as additional Lenders (26)

10.20	Limited Liability Company Agreement of IRC-IREX Venture II LLC, dated as of May 7, 2009, among Inland Exchange Venture Corporation and Inland Real Estate Exchange Corporation (27)

10.21	Sales Agency Agreement dated November 10, 2009, by and between Inland Real Estate Corporation and BMO Capital Markets Corp. (28)

10.22
Underwriting Agreement dated May 12, 2009 among Inland Real Estate Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC as representatives of the several underwriters named in Schedule A thereto (29)

10.23	Limited Liability Company Agreement of IRC-IREX Venture LLC, dated as of September 5, 2006, among Inland Venture Corporation and Inland Real Estate Exchange Corporation (30)

10.24
Limited Partnership Agreement of INP Retail L.P., dated as of June 3, 2010, among Inland Real Estate Corporation, Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation, acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, a Dutch fund for the joint account of the participants and INP Retail Management Company, LLC (31)

10.25
First Amendment to the Limited Partnership Agreement of INP Retail, L.P. made and entered into as of October 9, 2012 among the Company, Stichting Depositary PGGM Private Real Estate Fund (“Depositary”), a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, a Dutch fund for the joint account of the participants, and INP Retail Management Company, LLC. (32)

10.26	Dealer-Manager Agreement, dated as of June 29, 2010, by and between Macquarie Capital (USA) Inc. (33)

10.27	First Amendment to the Limited Liability Company Agreement of IRC-IREX Venture II, LLC, dated as of January 1, 2011 (34)

10.28
Second Amendment to Amended and Restated Term Loan Agreement dated as of March 11, 2011, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent and the Lenders (35)

10.29
Second Amendment to Fourth Amended and Restated Credit Agreement dated as of March 11, 2011, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent and the Lenders (36)

10.30
Third Amendment to Amended and Restated Term Loan Agreement dated as of June 23, 2011, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent and the Lenders (37)

10.31
Third Amendment to Fourth Amended and Restated Credit Agreement dated as of June 23, 2011, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent and the Lenders (38)

10.32
Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 29, 2012, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent, and the Lenders. (39)

10.33
Fourth Amendment to Amended and Restated Term Loan Agreement, dated as of April 23, 2012, by and among Inland Real Estate Corporation as Borrower, KeyBank National Association, individually and as Administrative Agent, and the Lenders. (40)

10.34
Purchase Agreement, dated September 29, 2011, by and among Inland Real Estate Corporation, on the one hand, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Underwriters listed on Schedule A attached thereto, on the other hand (41)

10.35	Unsecured Loan Agreement dated as of November 15, 2011 by and among Inland Real Estate Corporation as Borrower and Wells Fargo Bank National Association as Lender (42)

10.36
First Modification Agreement, dated as of June 28, 2012, to the Unsecured Loan Agreement, dated as of November 15, 2011, by and between Wells Fargo Bank, National Association and Inland Real Estate Corporation. (43)

10.37
Second Modification Agreement (the "Agreement") effective as of November 15, 2011, by and between Wells Fargo Bank, National, Association, as Lender, and Inland Real Estate Corporation, as Borrower. (44)

10.38	Promissory Note, dated as of November 15, 2011, between Inland Real Estate Corporation as Borrower and Wells Fargo Bank National Association as Lender (45)

10.39	Repayment Guaranty, dated as of November 15, 2011, by the subsidiary guarantors identified on the signature page thereto, in favor of Wells Fargo Bank, National Association (46)

10.40	Sales Agency agreement, dated November 16, 2012, among Inland Real Estate Corporation, BMO Capital Markets, Jeffries & Company, Inc. and KeyBanc Capital Markets, Inc. (47)

10.41
Purchase Agreement, dated as of February 28, 2012, among Inland Real Estate Corporation and Wells Fargo Securities, LLC, as the representative of the several underwriters named in Schedule A thereto (48)

10.42
Agreement for transfer of membership interest made as of July 1, 2010 by and among Inland Real Estate Corporation (IREC) and New York State Teachers' Retirement System, the sold members of IN Retail Fund, L.L.C., which is the sole member of IN Retail Fund Algonquin Commons, L.L.C., which owns the property commonly known as Algonquin Commons Shopping Center, to transfer all of the membership interests of IN Retail Fund Algonquin Commons, L.L.C., to IREC (49)

10.43
Assignment and Assumption of Membership Interest as of July 1, 2010 from IN Retail Fund, L.L.C. to Inland Real Estate Corporation of all of its interest in IN Retail Fund Algonquin Commons, L.L.C., made subject and pursuant to that certain Agreement for Transfer of Membership Interest (Algonquin Commons Shopping Center) dated as of July 1, 2010 by and among Assignee and New York State Teachers' Retirement Systems (50)

10.44
Amendment to Mortgage entered into as of December 16, 2004 between Teachers Insurance and Annuity Association of America ("Lender") and Algonquin Phase I Associates LLC and Algonquin Commons, LLC (collectively, "Borrower") to amend the Mortgage on Phase I of Algonquin Commons to reflect the making of the Phase II Loan and to confirm that the at the Mortgage, as amended, secures the Note related to the Phase I loan (51)

10.45
Guaranty by Jeffrey R. Anderson, as original Guarantor, to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, dated as of December 2004 to pay and perform when due the Liabilities (as defined in the Guaranty) and to pay on demand the Expenses (as defined in the Guaranty) as a Guaranty of payment and performance, not of collection, made in connection with that certain Construction Loan Disbursement Agreement dated of even date related to the loan and promissory note, also dated of even date, in the original principal amount of $21,000,000 made by Borrower in favor of Lender related to the property known as Algonquin Commons (52)

10.46
Guaranty by IN RETAIL FUND, L.L.C., to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, to pay and perform when due the Liabilities (as defined in the Guaranty) and to pay on demand the Expenses (as defined in the Guaranty) as a Guaranty of payment and performance, not of collection, made in connection with the assumption by IN RETAIL FUND ALGONQUIN COMMONS, L.L.C. (“Borrower”), of that certain loan (the “Loan”) originally made to the prior owner, which is evidenced by that certain promissory note dated December 16, 2004, in the original principal amount of $21,000,000.00 related to the property known as Algonquin Commons. (53)

10.47
LOAN ASSUMPTION AGREEMENT made and entered into as of February 15, 2006 by and between ALGONQUIN PHASE I ASSOCIATES LLC and ALGONQUIN COMMONS, LLC, as prior guarantor; IN RETAIL FUND ALGONQUIN COMMONS, L.L.C., as Borrower; IN RETAIL FUND, L.L.C., as new guarantor; and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as lender, related to that certain promissory note dated October 29, 2004, in the original principal amount of $77,300,000. (54)

10.48
LOAN ASSUMPTION AGREEMENT made and entered into as of February 15, 2006 by and between prior owner; JEFFREY R. ANDERSON, as prior guarantor; IN RETAIL FUND ALGONQUIN COMMONS, L.L.C., as Borrower; IN RETAIL FUND, L.L.C., as new guarantor; and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, related to that certain promissory note dated December 16, 2004, in the original principal amount of $21,000,000.00 related to Algonquin Commons Phase II. (55)

10.49
MORTGAGE, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FIXTURE FILING STATEMENT made December 2004, by ALGONQUIN COMMONS, LLC, , ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF ASSOCIATES, LLC, and TGH ASSOCIATES, LLC, (collectively, as Borrower), for the benefit of TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, in connection with the loan and promissory note in principal amount of $21,000,000 due and payable on November 1, 2014 related to Algonquin Commons Phase II. (56)

10.50
OPEN-END MORTGAGE, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FIXTURE FILING STATEMENT made this 29th day of October, 2004, by ALGONQUIN PHASE I ASSOCIATES LLC and ALGONQUIN COMMONS, LLC (collectively, as Borrower) for the benefit of TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, in connection with the loan and promissory note in the maximum principal amount of $77,300,000 due and payable on November 1, 2014 related to Algonquin Commons Phase I. (57)

10.51
Promissory note by ALGONQUIN PHASE I ASSOCIATES· LLC and ALGONQUIN COMMONS, LLC (collectively, as Borrower) to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA (as Lender) to pay a loan made in the principal sum of $77,300,000 related to Algonquin Commons Phase I. (58)

10.52
Promissory note by ALGONQUIN COMMONS, LLC, ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF ASSOCIATES, LLC and TGH ASSOCIATES, LLC (collectively, as Borrower) to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA (as Lender) to pay a loan made in the principal sum of $21,000,000 related to Algonquin Commons Phase II. (59)

10.53
Construction Loan Disbursement Agreement entered into effective .as of December 2004, by and between each of ALGONQUIN COMMONS, LLC, ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF _ ASSOCIATES, LLC and TGH ASSOCIATES, LLC (collectively and jointly and severally as Borrower), and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, (as Lender) in connection with the $21,000,000 loan made to Algonquin Commons Phase II. (60)

10.54
Limited Liability Company Agreement of IRC-IREX Venture II LLC, dated as of January 1, 2013, among Inland Exchange Venture Corporation and Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) (*)

12.1	Computation of Ratios (*)

14.1	Code of Ethics (61)

21.1	Subsidiaries of the Registrant (*)

23.1	Consent of KPMG LLP, dated February 28, 2013 (*)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.1
Lock-Up Agreement between Inland Real Estate Corporation and Daniel L. Goodwin, Inland Real Estate Investment Corporation, The Inland Group, Inc. and Inland Investment Stock Holding Company, dated May 9, 2007 (62)

101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 28, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (63)

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on November 8, 2012 (file number (001-32185).

(2)
Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q/A for the period ended September 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on November 16, 2012 (file number 001-32185).

(3)
Incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K dated April 23, 2010, as filed by the Registrant with the Securities and Exchange Commission on April 23, 2010 (file number 001-32185)..

(4)
Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 16, 2012 (file number 001-32185).

(5)	Incorporated by reference to the Registrant’s Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 15, 2009 (file number 333-160582).

(6)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 16, 2010 (file number 001-32185).

(7)
Incorporated by reference to Exhibit A of Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 16, 2010 (file number 001-32185).

(8)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2012 (file number 001-32185).

(9)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 23, 2005, as filed by the Registrant with the Securities and Exchange Commission on June 28, 2005 (file number 001-32185).

(10)
Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K/A, as filed by the Registrant with the Securities and Exchange Commission on February 28, 2012 (file number 001-32185).

(11)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A dated October 8, 2004, as filed by the Registrant with the Securities and Exchange Commission on October 22, 2004 (file number 001-32185).

(12)
Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on February 27, 2012 (file number 001-32185).

(13)
Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on February 27, 2012 (file number 001-32185).

(14)
Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(15)
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

(17)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2012 (file number 001-32185).

(18)
Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2012 (file number 001-32185).

(19)
Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2012 (file number 001-32185).

(20)
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

(26)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 27, 2012 (file number 001-32185)

(27)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on May 7, 2009 (file number 001-32185)

(28)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 10, 2009, as filed by the Registrant with the Securities and Exchange Commission on November 10, 2009 (file number 001-32185).

(29)
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

(32)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 15, 2012 (file number 001-32185).

(33)	Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 29, 2010 (file number 001-32185)

(34)
Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on February 28, 2011 (file number 001-32185)

(35)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011 (file number 001-32185)

(36)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 17, 2011 (file number 001-32185)

(37)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 29, 2011 (file number 001-32185)

(38)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 29, 2011 (file number 001-32185)

(39)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 4, 2012 (file number 001-32185).

(40)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 25, 2012 (file number 001-32185).

(41)
Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2011, as filed by the Registrant with the Securities and Exchange Commission on October 5, 2011 (file number 001-32185).

(42)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 21, 2011 (file number 001-32185).

(43)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 5, 2012 (file number 001-32185).

(44)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 7, 2012 (file number 001-32185).

(45)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 21, 2011 (file number 001-32185).

(46)
Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 21, 2011 (file number 001-32185).

(47)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 16, 2012 (file number 00132185).

(48)
Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 2, 2012 (file number 001-32185).

(49)
Incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(50)
Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(51)
Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(52)
Incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(53)
Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(54)
Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(55)
Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(56)
Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(57)
Incorporated by reference to Exhibit 10.17 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(58)
Incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(59)
Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(60)
Incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(61)
Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2004 (file number 000-28382).

(62)
Incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter period ended March 31, 2007, as filed by the Registrant with the Securities and Exchange Commission on May 10, 2007 (file number 001-32185).

(63)
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