Form 10-K/A
period 2012-12-31
INLAND REAL ESTATE CORP
filed 2013-03-29
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 28, 2013 (the “Original Filing”). This Amendment is being filed for the purpose of amending Item 15, “Exhibits, Financial Statement Schedules” to include as exhibit 99.2 the separate consolidated financial statements of IN Retail Fund, L.L.C., as of December 2012 and 2011, and for each of the years in the three year period ended December 31, 2012, including the Independent Auditors' Report on the consolidated financial statements of IN Retail Fund, L.L.C. as of and for the year ended December 31, 2012, as required under Rule 3-09 of Regulation S-X, and the consent of KPMG LLP.

Other than as set forth herein, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

The following documents were filed as part of the Original Filing:

(a)(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Balance Sheets of Inland Real Estate Corporation at December 31, 2012 and 2011
Consolidated Statements of Operations and Other Comprehensive Income of Inland Real Estate Corporation for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Equity of Inland Real Estate Corporation for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows of Inland Real Estate Corporation for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

The following financial statement schedules were filed as part of the Original Filing and should be read in conjunction with the above financial statements:

(a)(2)	Financial Statement Schedules:
Real Estate and Accumulated Depreciation (Schedule III)

All financial statements schedules other than those listed above have been omitted because they are not applicable or because the required information is presented in the financial statements or related notes.

(a)(3)	Exhibits:
The exhibits filed herewith are set forth on the Exhibit Index included with this Amendment No. 1 to the Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS
By:	Mark E. Zalatoris
Title:	President and Chief Executive Officer (principal executive officer)
Date:	March 29, 2013

EXHIBIT INDEX

The following exhibits are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K or incorporated by reference herein:

Item No.	Description

Item No.	Description
3.1	Fourth Articles of Amendment and Restatement of the Registrant (1)

3.2	Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (2)

3.5	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (3)

4.1	Specimen Stock Certificate (4)

4.2	Dividend Reinvestment Plan of the Registrant (5)

4.3	Indenture governing 5.0% Convertible Senior Notes due 2029, dated August 10, 2010 between Inland Real Estate Corporation and Wells Fargo Bank, National Association, as trustee (6)

4.4	Form of 5.0% Convertible Senior Note due 2029 (7)

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

10.41
Purchase Agreement, dated as of February 28, 2012, among Inland Real Estate Corporation and Wells Fargo Securities, LLC, as the representative of the several underwriters named in Schedule A thereto (48)

10.42
Agreement for transfer of membership interest made as of July 1, 2010 by and among Inland Real Estate Corporation (IREC) and New York State Teachers' Retirement System, the sold members of IN Retail Fund, L.L.C., which is the sole member of IN Retail Fund Algonquin Commons, L.L.C., which owns the property commonly known as Algonquin Commons Shopping Center, to transfer all of the membership interests of IN Retail Fund Algonquin Commons, L.L.C., to IREC (49)

10.43
Assignment and Assumption of Membership Interest as of July 1, 2010 from IN Retail Fund, L.L.C. to Inland Real Estate Corporation of all of its interest in IN Retail Fund Algonquin Commons, L.L.C., made subject and pursuant to that certain Agreement for Transfer of Membership Interest (Algonquin Commons Shopping Center) dated as of July 1, 2010 by and among Assignee and New York State Teachers' Retirement Systems (50)

10.44
Amendment to Mortgage entered into as of December 16, 2004 between Teachers Insurance and Annuity Association of America ("Lender") and Algonquin Phase I Associates LLC and Algonquin Commons, LLC (collectively, "Borrower") to amend the Mortgage on Phase I of Algonquin Commons to reflect the making of the Phase II Loan and to confirm that the at the Mortgage, as amended, secures the Note related to the Phase I loan (51)

10.45
Guaranty by Jeffrey R. Anderson, as original Guarantor, to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, dated as of December 2004 to pay and perform when due the Liabilities (as defined in the Guaranty) and to pay on demand the Expenses (as defined in the Guaranty) as a Guaranty of payment and performance, not of collection, made in connection with that certain Construction Loan Disbursement Agreement dated of even date related to the loan and promissory note, also dated of even date, in the original principal amount of $21,000,000 made by Borrower in favor of Lender related to the property known as Algonquin Commons (52)

10.46
Guaranty by IN RETAIL FUND, L.L.C., to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, to pay and perform when due the Liabilities (as defined in the Guaranty) and to pay on demand the Expenses (as defined in the Guaranty) as a Guaranty of payment and performance, not of collection, made in connection with the assumption by IN RETAIL FUND ALGONQUIN COMMONS, L.L.C. (“Borrower”), of that certain loan (the “Loan”) originally made to the prior owner, which is evidenced by that certain promissory note dated December 16, 2004, in the original principal amount of $21,000,000.00 related to the property known as Algonquin Commons. (53)

10.47
LOAN ASSUMPTION AGREEMENT made and entered into as of February 15, 2006 by and between ALGONQUIN PHASE I ASSOCIATES LLC and ALGONQUIN COMMONS, LLC, as prior guarantor; IN RETAIL FUND ALGONQUIN COMMONS, L.L.C., as Borrower; IN RETAIL FUND, L.L.C., as new guarantor; and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as lender, related to that certain promissory note dated October 29, 2004, in the original principal amount of $77,300,000. (54)

10.48
LOAN ASSUMPTION AGREEMENT made and entered into as of February 15, 2006 by and between prior owner; JEFFREY R. ANDERSON, as prior guarantor; IN RETAIL FUND ALGONQUIN COMMONS, L.L.C., as Borrower; IN RETAIL FUND, L.L.C., as new guarantor; and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, related to that certain promissory note dated December 16, 2004, in the original principal amount of $21,000,000.00 related to Algonquin Commons Phase II. (55)

10.49
MORTGAGE, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FIXTURE FILING STATEMENT made December 2004, by ALGONQUIN COMMONS, LLC, , ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF ASSOCIATES, LLC, and TGH ASSOCIATES, LLC, (collectively, as Borrower), for the benefit of TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, in connection with the loan and promissory note in principal amount of $21,000,000 due and payable on November 1, 2014 related to Algonquin Commons Phase II. (56)

10.50
OPEN-END MORTGAGE, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FIXTURE FILING STATEMENT made this 29th day of October, 2004, by ALGONQUIN PHASE I ASSOCIATES LLC and ALGONQUIN COMMONS, LLC (collectively, as Borrower) for the benefit of TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, in connection with the loan and promissory note in the maximum principal amount of $77,300,000 due and payable on November 1, 2014 related to Algonquin Commons Phase I. (57)

10.51
Promissory note by ALGONQUIN PHASE I ASSOCIATES· LLC and ALGONQUIN COMMONS, LLC (collectively, as Borrower) to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA (as Lender) to pay a loan made in the principal sum of $77,300,000 related to Algonquin Commons Phase I. (58)

10.52
Promissory note by ALGONQUIN COMMONS, LLC, ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF ASSOCIATES, LLC and TGH ASSOCIATES, LLC (collectively, as Borrower) to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA (as Lender) to pay a loan made in the principal sum of $21,000,000 related to Algonquin Commons Phase II. (59)

10.53
Construction Loan Disbursement Agreement entered into effective .as of December 2004, by and between each of ALGONQUIN COMMONS, LLC, ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF _ ASSOCIATES, LLC and TGH ASSOCIATES, LLC (collectively and jointly and severally as Borrower), and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, (as Lender) in connection with the $21,000,000 loan made to Algonquin Commons Phase II. (60)

10.54
Limited Liability Company Agreement of IRC-IREX Venture II LLC, dated as of January 1, 2013, among Inland Exchange Venture Corporation and Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) (64)

12.1	Computation of Ratios (65)

14.1	Code of Ethics (61)

21.1	Subsidiaries of the Registrant (66)

23.1	Consent of KPMG LLP, dated February 28, 2013 (67)

23.2	Consent of KPMG LLP, dated March 29, 2013 (*)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (68)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (69)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (70)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (71)

32.3	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.4	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.1
Lock-Up Agreement between Inland Real Estate Corporation and Daniel L. Goodwin, Inland Real Estate Investment Corporation, The Inland Group, Inc. and Inland Investment Stock Holding Company, dated May 9, 2007 (62)

99.2
Consolidated financial statements of IN Retail Fund, L.L.C. as of December 31, 2012 and 2011, and for each of the years in the three-year period ended December 31, 2012, including the Independent Auditor's Report on the consolidated financial statements of IN Retail Fund, L.L.C. as of and for the year ended December 31, 2012 (*)

101
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

(63)
The XBRL related information is incorporated by reference to Exhibit 101 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on February 28, 2013, shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(64)
Incorporated by reference to Exhibit 10.54 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on February 28, 2013 (file number 001-32185).

(65)
Incorporated by reference to Exhibit 12.1 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on February 28, 2013 (file number 001-32185).

(66)
Incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on February 28, 2013 (file number 001-32185).

(67)
Incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on February 28, 2013 (file number 001-32185).

(68)
Incorporated by reference to Exhibit 31.1 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on February 28, 2013 (file number 001-32185).

(69)
Incorporated by reference to Exhibit 31.2 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on February 28, 2013 (file number 001-32185).

(70)
Incorporated by reference to Exhibit 32.1 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on February 28, 2013 (file number 001-32185).

(71)
Incorporated by reference to Exhibit 32.2 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on February 28, 2013 (file number 001-32185).

(*)	Filed as part of this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.