Form 10-Q
period 2013-03-31
INLAND REAL ESTATE CORP
filed 2013-05-09
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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

As of May 9, 2013, there were 90,426,235 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
March 31, 2013 and December 31, 2012
(In thousands, except per share data)

	March 31, 2013	December 31, 2012
Assets:	(unaudited)
Investment properties:
Land	$297,089	313,261
Construction in progress	20,842	20,837
Building and improvements	921,015	957,794
	1,238,946	1,291,892
Less accumulated depreciation	333,262	329,997
Net investment properties	905,684	961,895

Cash and cash equivalents	8,903	18,505
Investment in securities	7,395	8,711
Accounts receivable, net	27,171	25,076
Mortgages receivable	14,290	12,955
Investment in and advances to unconsolidated joint ventures	164,124	129,196
Acquired lease intangibles, net	32,005	41,692
Deferred costs, net	18,917	19,436
Other assets	33,039	25,939
Total assets	$1,211,528	1,243,405

Liabilities:
Accounts payable and accrued expenses	$42,481	36,918
Acquired below market lease intangibles, net	11,931	12,976
Distributions payable	4,610	4,606
Mortgages payable	390,774	412,361
Unsecured credit facilities	305,000	305,000
Convertible notes	28,442	28,327
Other liabilities	22,131	33,014
Total liabilities	805,369	833,202

Stockholders’ Equity:
Preferred stock, $0.01 par value, 12,000 shares authorized; 4,400 8.125% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, issued and outstanding at March 31, 2013 and December 31, 2012, respectively	110,000	110,000
Common stock, $0.01 par value, 500,000 shares authorized; 89,964 and 89,366 Shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	900	894
Additional paid-in capital (net of offering costs of $70,364 and $70,238 at March 31, 2013 and December 31, 2012, respectively)	789,632	784,139
Accumulated distributions in excess of net income	(484,285)	(476,185)
Accumulated other comprehensive loss	(8,278)	(9,269)
Total stockholders’ equity	407,969	409,579

Noncontrolling interest	(1,810)	624
Total equity	406,159	410,203

Total liabilities and equity	$1,211,528	1,243,405

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31, 2013 and 2012 (unaudited)
(In thousands except per share data)

	Three months ended March 31,
	2013	2012
Revenues:
Rental income	$27,792	27,523
Tenant recoveries	10,970	9,953
Other property income	573	394
Fee income from unconsolidated joint ventures	1,596	1,038
Total revenues	40,931	38,908

Expenses:
Property operating expenses	7,621	6,953
Real estate tax expense	7,246	7,104
Depreciation and amortization	12,653	15,089
General and administrative expenses	4,720	4,507
Total expenses	32,240	33,653

Operating income	8,691	5,255
Other income	846	1,521
Gain on sale of investment properties	1,498	—
Gain on sale of joint venture interest	341	52
Impairment of investment securities	(98)	—
Interest expense	(8,179)	(8,715)
Income (loss) before income tax benefit (expense) of taxable REIT subsidiaries, equity in earnings of unconsolidated joint ventures and discontinued operations	3,099	(1,887)

Income tax benefit (expense) of taxable REIT subsidiaries	(228)	121
Equity in earnings of unconsolidated joint ventures	1,340	32
Income (loss) from continuing operations	4,211	(1,734)

Income from discontinued operations	2,702	228
Net income (loss)	6,913	(1,506)

Net income attributable to the noncontrolling interest	(12)	(3)
Net income (loss) attributable to Inland Real Estate Corporation	6,901	(1,509)

Dividends on preferred shares	(2,210)	(1,255)
Net income (loss) attributable to common stockholders	$4,691	(2,764)

Basic and diluted earnings attributable to common shares per weighted average common share:
Income (loss) from continuing operations	$0.02	(0.03)
Income from discontinued operations	0.03	—
Net income (loss) attributable to common stockholders per weighted average common share — basic and diluted	0.05	(0.03)

Weighted average number of common shares outstanding — basic	89,476	88,906

Weighted average number of common shares outstanding — diluted	89,707	88,906

Comprehensive income:
Net income (loss) attributable to common stockholders	$4,691	(2,764)
Unrealized gain on investment securities	223	849
Reclassification of gain on sale of investment securities	(260)	(590)
Unrealized gain on derivative instruments	1,028	999
Comprehensive income (loss)	$5,682	(1,506)

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Equity
For the three months ended March 31, 2013 (unaudited)
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders' equity	Noncontrolling interest	Total equity

	Issued	Amount	Issued	Amount

Balance December 31, 2012	4,400	$110,000	89,366	$894	$784,139	$(476,185)	$(9,269)	$409,579	$624	$410,203
Issuance of common stock, including DRP	—	—	598	6	5,494	—	—	5,500	—	5,500
Deferred stock compensation	—	—	—	—	117	—	—	117	—	117
Amortization of debt issue costs	—	—	—	—	8	—	—	8	—	8
Offering costs	—	—	—	—	(126)	—	—	(126)	—	(126)
Net income	—	—	—	—	—	6,901	—	6,901	12	6,913
Dividends on preferred shares	—	—	—	—	—	(2,210)	—	(2,210)	—	(2,210)
Distributions declared, common	—	—	—	—	—	(12,791)	—	(12,791)	—	(12,791)
Unrealized gain on investment securities	—	—	—	—	—	—	223	223	—	223
Reclassification of gain on sale of investment securities	—	—	—	—	—	—	(260)	(260)	—	(260)
Unrealized gain on derivative instruments	—	—	—	—	—	—	1,028	1,028	—	1,028
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2,446)	(2,446)
Balance March 31, 2013	4,400	$110,000	89,964	$900	$789,632	$(484,285)	$(8,278)	$407,969	$(1,810)	$406,159

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2013 and 2012 (unaudited)
(In thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$6,913	(1,506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,825	15,453
Amortization of deferred stock compensation	117	63
Amortization on acquired above/below market leases and lease inducements	391	(2)
Gain on sale of investment properties	(4,178)	—
Impairment of investment securities	98	—
Realized gain on investment securities, net	(612)	(652)
Equity in earnings of unconsolidated ventures	(1,340)	(32)
Gain on sale of joint venture interest	(341)	(52)
Straight line rent	120	(258)
Amortization of loan fees	783	805
Amortization of convertible note discount	115	116
Distributions from unconsolidated joint ventures	—	38
Changes in assets and liabilities:
Restricted cash	53	(154)
Accounts receivable and other assets, net	(3,471)	(1,522)
Accounts payable and accrued expenses	1,016	4,300
Prepaid rents and other liabilities	(2,916)	(509)
Net cash provided by operating activities	9,573	16,088

Cash flows from investing activities:
Restricted cash	(6,712)	2,948
Proceeds from sale of interest in joint venture, net	10,537	972
Purchase of investment securities	—	(873)
Sale of investment securities	1,792	1,860
Purchase of investment properties	(20,270)	(157,149)
Additions to investment properties, net of accrued additions	(3,153)	(6,097)
Proceeds from sale of investment properties, net	6,086	—
Proceeds from land condemnation	167	—
Distributions from unconsolidated joint ventures	3,157	17,410
Investment in unconsolidated joint ventures	(10,004)	(78)
Funding of mortgages receivable	(1,335)	—
Payment of leasing fees	(874)	(861)
Net cash used in investing activities	(20,609)	(141,868)

Cash flows from financing activities:
Issuance of shares, including DRP, net of offering costs	5,374	59,284
Loan proceeds	11,900	70,965
Payoff of debt	(403)	(648)
Proceeds from the unsecured line of credit facility	22,000	65,000
Repayments on the unsecured line of credit facility	(22,000)	(50,000)
Loan fees	(291)	(622)
Distributions paid	(14,997)	(13,700)
Distributions to noncontrolling interest partners	(149)	(150)
Contributions to noncontrolling interest	—	50
Margin loan payable	—	(1,188)
Net cash provided by financing activities	1,434	128,991

Net increase (decrease) in cash and cash equivalents	(9,602)	3,211
Cash and cash equivalents at beginning of period	18,505	7,751
Cash and cash equivalents at end of period	$8,903	10,962

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$5,315	6,980

Non-cash accrued additions to investment properties	$(126)	2,224

Non-cash distributions to noncontrolling interest partners	$(2,297)	—

 The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

 The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the “Company”) for the year ended December 31, 2012, which are included in the Company’s 2012 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

1)           Organization and Basis of Accounting

Inland Real Estate Corporation (the “Company”), a Maryland corporation, was formed on May 12, 1994.  The Company is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly or through its unconsolidated entities) open-air neighborhood, community and power shopping centers and single tenant retail properties located primarily in Midwest markets.  Through wholly-owned subsidiaries, Inland Commercial Property Management, Inc. ("ICPM") and Inland TRS Property Management, Inc., the Company manages all properties it owns interests in and properties managed for certain third party and related party entities.

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

The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and consolidated joint ventures.  The Company consolidates the operations of a joint venture if it determines that the Company is the primary beneficiary of the joint venture, which management has determined to be a VIE in accordance with ASC 810. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity. When the Company consolidates a VIE, the assets, liabilities and results of operations of the VIE are included in our consolidated financial statements and all inter-company balances and transactions are eliminated.

The consolidated results of the Company include the accounts of Inland Ryan LLC and IRC-IREX Venture II, LLC.  The Company has determined that the interests in these entities are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations and comprehensive income.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

Company's consolidated financial statements as the Company has not surrendered control of any of its in substance real estate investments.

In February 2013, the FASB issued ASU 2013-02 to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For amounts not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendment is effective prospectively for reporting periods beginning after December 15, 2012. In adopting the amendment, the Company added a new footnote containing the required disclosure.

(2)           Investment Securities

At March 31, 2013 and December 31, 2012, investment in securities includes $6,395 and $7,711, respectively, of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value.  In addition, $1,000 in each period of preferred securities are recorded at cost.  The Company determined that these securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized.  The Company has recorded a net unrealized gain of $725 and $762 on the accompanying consolidated balances sheets as of March 31, 2013 and December 31, 2012, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the three months ended March 31, 2013 and 2012 resulted in gains on sale of $612 and $652, respectively, which are included in other income in the accompanying consolidated statements of operations and comprehensive income.  Dividend income is recognized when received.

The Company evaluates its investments for impairment quarterly.  The Company’s policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary.  During the three months ended March 31, 2013, the Company recognized an impairment charge of $98, with respect to its investment in perpetual preferred and common securities in the accompanying consolidated financial statements. Due to various factors, including the extent and duration during which the market price had been below cost, the Company concluded the decline in value was other than temporary. No such losses were required or recorded for the three months ended March 31, 2012.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
REIT Stock	$27	(7)	76	(2)	103	(9)

Non-REIT Stock	$230	(13)	—	—	230	(13)

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at March 31, 2013	Investment in and advances to unconsolidated joint ventures at March 31, 2013	Investment in and advances to unconsolidated joint ventures at December 31, 2012
IN Retail Fund LLC (a)	50%	$28,328	18,007
Oak Property and Casualty	20%	1,547	1,494
TMK/Inland Aurora Venture LLC (b)	40%	1,442	2,088
PTI Boise LLC, PTI Westfield, LLC (c)	85%	11,567	11,507
INP Retail LP (d)	55%	89,918	91,438
IRC/IREX Venture II LLC (e)	(f)	31,322	4,662
Investment in and advances to unconsolidated joint ventures		$164,124	129,196
 ________________________________________

(a)	Joint venture with New York State Teachers Retirement System (“NYSTRS”)

(b)	The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)	Joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”)

(d)	Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(e)
Joint venture with Inland Private Capital Corporation (“IPCC”).  Investment in joint venture balance represents the Company's share of the tenant in common ("TIC") or Delaware Statutory Trust ("DST") interests.

(f)
The Company’s profit/loss allocation percentage varies based on the ownership interest it holds in the entity that owns a particular property that is in the process of selling ownership interest to outside investors.

The unconsolidated joint ventures had total outstanding debt in the amount of $489,344 (total debt, not the Company’s pro rata share) at March 31, 2013 that matures as follows:

Joint Venture Entity	2013 (a)	2014	2015	2016	2017	Thereafter	Total
IN Retail Fund LLC	$10,674	11,496	22,000	8,000	—	100,360	152,530
PTI Boise LLC (b)	—	2,700	—	—	—	—	2,700
PTI Westfield LLC (c)	5,945	—	—	—	—	—	5,945
INP Retail LP	—	—	5,800	—	26,569	213,393	245,762
IRC/IREX Venture II LLC	—	—	—	—	5,850	76,557	82,407
Total unconsolidated joint venture debt	$16,619	14,196	27,800	8,000	32,419	390,310	489,344
 ________________________________________

(a)
The IN Retail Fund joint venture expects to repay the maturing debt as it matures. The Company's pro rata share of the repayments will be funded using available cash and/or draws on its line of credit facility. The PTI Westfield joint venture will attempt to extend or restructure this joint venture debt, as it has done in the past, although there is no assurance that the Company, or its joint venture partner, will be able to restructure this debt on terms and conditions the Company finds acceptable, if at all.

(b)	The Company is the lender to the joint venture.

(c)	This loan matures in December 2013. The Company has guaranteed approximately $700 of this outstanding loan.

The Company has guaranteed approximately $700 of unconsolidated joint venture debt as of March 31, 2013. The guarantee is in effect for the entire term of the loan as set forth in the loan documents.  The Company is required to pay on a guarantee upon the default of any of the provisions in the loan documents, unless the default is otherwise waived.  The Company is required to estimate the fair value of the guarantee and, if material, record a corresponding liability.  The Company has determined that the fair value of the guarantee is immaterial as of March 31, 2013 and accordingly has not recorded a liability related to the guarantees on the accompanying consolidated balance sheets.

The Company earns fees for providing asset management, property management, leasing and acquisition activities to its joint ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission, which is reflected as fee income from unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  Fee income earned for the three months ended March 31, 2013 and 2012 are reflected in the table below.

	Three months ended March 31,
Joint Venture with:	2013	2012
PGGM	$562	396
NYSTRS	221	309
IPCC	811	327
Other	2	6
Fee income from unconsolidated joint ventures	$1,596	1,038

The fee income from the joint venture with PGGM has increased due to the increase in assets under management. The fee income from the joint venture with IPCC increased due to acquisition fees earned in conjunction with the sales of ownership

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

interests in the properties available for sale during each period. The fee income from the joint venture with NYSTRS decreased due to the timing of receipts from various tenants during each period.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company’s continuing involvement with these investment properties.  Differences between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture property assets.  During the three months ended March 31, 2013 and 2012, the Company recorded $890 and $815, respectively, of amortization of this basis difference, which is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.

The Company’s proportionate share of the earnings or losses related to its unconsolidated joint ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.

Joint Venture with PGGM

The Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager in 2010 and completed an amendment to the partnership agreement in 2012 to increase the maximum contribution obligations of each partner.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  The joint venture may acquire up to a total of $900,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets. The Company's maximum total contribution is approximately $280,000 and PGGM's maximum total equity contribution is approximately $230,000.

As of March 31, 2013, the joint venture has acquired a total of approximately $540,000 of retail assets, including those properties contributed by the Company. As of March 31, 2013, PGGM's remaining maximum commitment was approximately $89,000 and the Company's was approximately $107,000.

As properties were contributed to the joint venture, the net assets were removed from the Company's consolidated financial statements. The table below reflects those properties that were deconsolidated during the three months ended March 31, 2012. The Company did not contribute additional assets to the joint venture during the three months ended March 31, 2013 and is not required to so in the future.

March 31, 2012
Net investment properties	$(20,571)
Acquired lease intangibles, net	(150)
Deferred costs, net	(157)
Other assets	(636)
Mortgages payable	9,850
Other liabilities	170
Net assets contributed	$(11,494)

PGGM owns a forty-five percent equity ownership interest and the Company owns a fifty-five percent interest in the venture.  The Company is the managing partner of the venture and is responsible for the day-to-day activities of the venture.  The Company determined that this joint venture was not a VIE because it did not meet the VIE criteria.  Both partners have the ability to participate in major decisions, as detailed in the joint venture agreement, and therefore, neither partner is deemed to have control of the joint venture.  Therefore, this joint venture is accounted for using the equity method of accounting.

During the three-months ended March 31, 2013, the Company recorded approximately $1,384 of gain from the portion of the investment properties deemed sold to third-party venture partners.

Joint Venture with NYSTRS

In 2012, the Company and NYSTRS entered into an amendment to their joint venture agreement which extended the joint venture for a ten-year term through June 30, 2022, subject to the buy/sell provisions in Article 10 of the agreement pursuant to which each party has an option to buy or sell particular properties, sell its interest in the venture or buy the other party's interest in the venture, subject to the terms and conditions of the agreement. If we are the acquirer of one or more properties or the

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

interests of NYSTRS in the joint venture, NYSTRS may receive some or all of its consideration in shares of our common stock, at its option, in an amount up to 8.5% of our aggregate equity capitalization for the calendar year ended immediately prior to the issuance. Any shares issued to NYSTRS would be subject to an 18-month lock-up period during which NYSTRS would not be able to sell or otherwise transfer the stock.

Joint Venture with IPCC

In January 2013, Inland Exchange Venture Corporation (“IEVC”), a taxable REIT subsidiary (“TRS”) of the Company, extended its joint venture with IPCC, a wholly-owned subsidiary of The Inland Group, Inc. (“TIGI”), through December 31, 2014 to continue the joint venture relationship that began in 2006 and to change the fee structure. The joint venture provides replacement properties for investors wishing to complete a tax-deferred exchange through private placement offerings, using properties made available to the joint venture by IEVC.  These offerings are structured to sell TIC interests or DST interests, together the “ownership interests,” in the identified property.  IEVC performs the joint venture’s acquisition function and ICPM performs the asset management, property management and leasing functions. Both entities earn fees for providing these services to the joint venture.

The Company agreed to lower its initial acquisition fee, which is a one-time transaction fee and slightly decrease the fee charged for property management. In exchange for these reduced fees, the Company is now paid an asset management fee on each property acquired that will be earned throughout the management period. The Company believes this new fee structure will be a benefit because the Company is increasing its long-term recurring fee income stream in exchange for reduced one-time fees. The Company will continue to earn asset management, property management and leasing fees on all properties acquired for this venture, including after all ownership interests have been sold to the investors.

The joint venture was determined to be a VIE under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any ownership interests, the joint venture owns 100% of the ownership interests in the property and controls the major decisions that affect the underlying property; and therefore upon initial acquisition, the joint venture consolidates the property.  At the time of first sale of an ownership interest, the joint venture no longer controls the underlying property as the activities and decisions that most significantly impact the property’s economic performance are now subject to joint control among the co-owners or lender; and therefore, at such time, the property is deconsolidated and accounted for under the equity method (unconsolidated).  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures until all ownership interests have been sold.  The table below reflects those properties that were deconsolidated during the three months ended March 31, 2013, and therefore no longer represent the consolidated assets and liabilities of the VIE.  There were no properties that deconsolidated during the three months ended March 31, 2012.

March 31, 2013
Investment properties	$(41,766)
Acquired lease intangibles	(6,503)
Below market lease intangibles	820
Mortgages payable	24,261
Net change to investment in and advances to unconsolidated joint ventures	$(23,188)

During the three months ended March 31, 2013 and 2012, the joint venture with IPCC acquired four and nine investment properties, respectively.  In conjunction with the sales of ownership interests, the Company recorded gains of approximately $341 and $52 for the three months ended March 31, 2013 and 2012, respectively, which are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

Variable Interest Entity Financial Information

The following table presents certain assets and liabilities of consolidated variable interest entities ("VIEs"), which are included in the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.  The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

	March 31, 2013	December 31, 2012
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Net investment properties	10,126	55,823
Other assets	$516	$8,589
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$10,642	$64,412

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Mortgages payable	—	33,085
Other liabilities	72	1,638

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$72	$34,723

Development Joint Ventures
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

The impairment of assets during the three months ended March 31, 2013 at the joint venture level and the Company's pro-rata share are included in the below table. The Company's pro-rata share of the loss is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income. No impairment losses were required or recorded during the three months ended March 31, 2012.

	Three months ended March 31, 2013
Joint Venture Entity	Total impairment	Company’s pro rata share
TMK/Inland Aurora Venture LLC	$1,730	692
	$1,730	692
Joint Venture Financial Statements

Summarized financial information for the unconsolidated joint ventures is as follows:

	As of
	March 31, 2013	December 31, 2012
Balance Sheet:
Assets:
Investment in real estate, net	$963,173	888,476
Other assets	86,110	84,921
Total assets	$1,049,283	973,397

Liabilities:
Mortgage payable	$489,344	460,116
Other liabilities	86,659	90,989
Total liabilities	$576,003	551,105

Total equity	$473,280	422,292

Total liabilities and equity	$1,049,283	973,397

Investment in and advances to unconsolidated joint ventures	$164,124	129,196

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

	Three months ended March 31,
	2013	2012
Statement of Operations:
Total revenues	$32,026	23,839
Total expenses (a)	(32,748)	(25,667)
Loss from operations	$(722)	(1,828)

Inland’s pro rata share of loss from operations (b)	$1,340	32
  ________________________________________

(a)	Total expenses for the three months ended March 31, 2013 include impairment charges in the amount of $1,730. No impairment charges were recorded during the three months ended March 31, 2012.

(b)	IRC’s pro rata share includes the amortization of certain basis differences and an elimination of IRC’s pro rata share of the management fee expense.

(4)           Acquisitions

Date Acquired	Property	City	State	GLA Sq. Ft.	Approximate Purchase Price
01/24/13	Family Dollar	Abilene	TX	9,180	$1,142
01/24/13	Family Dollar	Colorado City	TX	8,320	1,009
02/12/13	Mariano's (a)	Palatine	IL	71,324	22,675
02/12/13	Mariano's (a) (b)	Vernon Hills	IL	71,248	27,883

	Total			160,072	$52,709
  ________________________________________
(a)          These properties were deconsolidated during the three months ended March 31, 2013 as a result of sales of ownership interests to investors.
(b)         Subsequent to the original purchase, on March 14, 2013, the Company acquired an additional 82,328 square foot parking lot for approximately $4,238, which is included in the purchase price above.

During the three months ended March 31, 2013, consistent with the Company’s growth initiative, the Company acquired the investment properties listed above, which were initially consolidated on the Company’s consolidated financial statements.  The Company acquired 100% of the voting rights of each property for an aggregate purchase price of approximately $52,709.

The following table presents certain additional information regarding the Company’s acquisitions during the three months ended March 31, 2013. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date were as follows:

Property	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles
Family Dollar	$145	907	93	3
Family Dollar	6	993	21	11
Mariano's	4,239	14,846	3,590	—
Mariano's	6,688	17,194	4,001	—

Total	$11,078	33,940	7,705	14

The Company has not included pro forma financial information related to properties acquired during the three months ended March 31, 2013 due to the temporary ownership of properties acquired through our joint venture with IPCC.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at March 31, 2013 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$6,395	—	—
Total assets	$6,395	—	—

Derivative interest rate instruments liabilities (a)	$—	9,003	—
Variable rate debt (b)	—	—	357,838
Fixed rate debt (b)	—	—	376,788
Total liabilities	$—	9,003	734,626

	Fair value measurements at December 31, 2012 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$7,711	—	—
Total assets	$7,711	—	—

Derivative interest rate instruments liabilities (a)	$—	10,031	—
Variable rate debt (b)	—	—	359,089
Fixed rate debt (b)	—	—	398,752
Total liabilities	$—	10,031	757,841
 ________________________________________

(a)	The Company entered into these interest rate swaps as a requirement under certain secured mortgage loans.

(b)
The disclosure is included to provide information regarding the inputs used to determine the fair value of the outstanding debt, in accordance with existing accounting guidance and is not presented in the accompanying consolidated balance sheets at fair value.

Level 1
The fair value of available-for-sale securities was estimated based on quoted market prices. Unrealized gains or losses on investment are reflected in unrealized gains in other comprehensive income on the consolidated statements of operations and comprehensive income.

Level 2
The fair value of derivative instruments was estimated based on data observed in the forward yield curve which is widely observed in the marketplace. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty's nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. The Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative and therefore has classified this in Level 2 of the hierarchy.

Level 3
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders. At March 31, 2013 and December 31, 2012, the Company used rates of 4.2% for fixed rate debt and 2.6% for variable rate debt in each period.  The Company has not elected the fair value option with respect to its debt.  The Company’s financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at March 31, 2013 and December 31, 2012.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

The following table summarizes activity for the Company's assets measured at fair value on a non-recurring basis. The Company recognized certain non-cash impairment charges to write down the investments to their fair value during the three months ended March 31, 2013. The asset groups that were impaired to fair value through this evaluation were:

	Three months ended March 31, 2013
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss

Unconsolidated joint venture investment properties	$4,060	1,730

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

During the three months ended March 31, 2013, the joint venture owning the Savannah Crossing property signed a contract to sell a portion of the property at a price below its carrying value, requiring an impairment to fair value for this portion of the center. The Company assessed the remainder of the property and determined that based on recent comparable sales of approximately $10 per square foot, an additional impairment was required to write the entire asset down to fair value. The impairment loss included in the table above reflects the total amount to the joint venture. The Company's pro rata share of this loss, equal to $692, is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.

(6)    Mortgages and Notes Receivable

In April 2012, the Company entered into a loan agreement with a developer of the Warsaw Commons Shopping Center in Warsaw, Indiana.  The loan provides construction financing to the developer to complete the development of 87,377 square feet of rentable space.  The loan accrues interest at a rate of 7.0% per annum and was added to the balance of the loan on a monthly basis until the interest reserve was met, at which point the borrower began making cash payments. The maximum loan amount under the agreement is $11,545.  The total outstanding balance, plus accrued interest is due upon the May 31, 2013 maturity date.  In conjunction with this loan agreement, the Company earned a fee of $115, equal to 1.0% of the maximum allowed under the loan. As of March 31, 2013, the outstanding balance on this note receivable was $10,957 and total interest income earned during the three months ended March 31, 2013 was $185.  Upon completion of the development, the Company has the obligation to acquire the property at a pre-determined price, expected to be approximately $13,000.  Due to the Company’s purchase obligation, the loan fee and interest income earned have not been reflected as income in the accompanying consolidated statements of operations and comprehensive income and the balance of the outstanding note is reflected as $10,321 on the accompanying consolidated balance sheet as of March 31, 2013. Reference is made to footnote 16 for information related to this outstanding note, subsequent to March 31, 2013.

In May 2012, the Company, through its TRS, paid approximately $3,969 to acquire the notes on two properties which were in default.  The loans were acquired at a discount to the outstanding balance.  The TRS acquired for $1,800, the $3,720 note encumbering the Geneva Road Shopping Center, located in Winfield, Illinois and acquired for $2,169, the $4,500 note encumbering the Eola Commons Shopping Center located in Aurora, Illinois.  The TRS obtained title to each of these properties through foreclosure proceedings subsequent to the end of the quarter. The TRS will hold these properties for investment purposes or sell them to a third party at the fair market value at the time of the sale. Reference is made to footnote 16 for information related to this outstanding note, subsequent to March 31, 2013.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

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

Amounts paid to TIGI or its affiliates for services and office space provided to the Company are set forth below.

	Three months ended March 31,
	2013	2012
Investment advisor	$17	17
Loan servicing	31	32
Property tax payment/reduction work	9	25
Computer services	152	92
Other service agreements	51	48
Broker commissions	98	208
Office rent and reimbursements	120	105

Total	$478	527

During the three months ended March 31, 2012, the Company paid a total of $260 in mortgage brokerage fees to Grubb & Ellis Company (“Grubb & Ellis”).  No mortgage brokerage fees were paid to Grubb & Ellis during the three months ended March 31, 2013.  Thomas P. D’Arcy, one of the Company’s independent directors, served as the president, chief executive officer and a member of the board of directors of Grubb & Ellis until April 2012.  Mr. D’Arcy did not participate in these transactions and did not have a material interest in them.  Joel Simmons, one of the Company’s directors, had an indirect personal interest as a broker in these transactions.  Mr. Simmons served as an executive vice president of Grubb & Ellis until April 2012.  Currently, Mr. Simmons is the Executive Managing Director of BGC Partners, a global provider of real estate services.  The Company may incur mortgage brokerage fees through BGC Partners in the future. No mortgage brokerage fees were paid to BGC Partners during the three months ended March 31, 2013 and 2012.

(8)               Discontinued Operations

During the three months ended March 31, 2013, the Company sold a total of two investment properties.  No investment properties were sold during the three months ended March 31, 2012. The following table summarizes the properties sold, date of sale, indebtedness repaid, if any, approximate sales proceeds (net of closing costs), gain on sale, whether the sale qualified as part of a tax deferred exchange and applicable asset impairments.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain on Sale	Tax Deferred Exchange	Provision for Asset Impairment
Quarry Outlot	February 20, 2013	$—	$3,081	$1,999	Yes	$—
Oak Lawn Town Center	March 5, 2013	—	3,005	681	Yes	—

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of March 31, 2013, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at March 31, 2013 and December 31, 2012, the Company has recorded $6,330 and $231, respectively, of assets related to discontinued operations and $29 and $51, respectively of liabilities related to discontinued operations.  Total assets from discontinued operations includes the funds from the sale that were deposited with a tax deferred exchange agent for use on a future acquisition. These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three months ended March 31, 2013 and 2012, the Company has recorded income from discontinued operations of $2,702 and $228, respectively. The three months

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

ended March 31, 2013 includes gains on sale of $2,680.  No gain on sale was recorded within discontinued operations during the three months ended March 31, 2012.

(9)               Operating Leases

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include a decrease of $120 and an increase of $258, respectively, for the three months ended March 31, 2013 and 2012, respectively of rental income for the period of occupancy for which stepped rent increases apply and $20,423 and $20,543 in related accounts receivable as of March 31, 2013 and December 31, 2012, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

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

The Company engages in certain activities through Inland Venture Corporation (“IVC”), IEVC and Inland TRS Property Management, Inc., wholly-owned TRS entities.  These entities engage in activities that would otherwise produce income that would not be REIT qualifying income, including, but not limited to, managing properties owned through certain of the Company's joint ventures and the sale of ownership interests through the Company's IPCC joint venture. The TRS entities are subject to federal and state income and franchise taxes from these activities.

The Company had no uncertain tax positions as of March 31, 2013.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of March 31, 2013. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2013 and 2012 or in the consolidated balance sheets as of March 31, 2013 and December 31, 2012. As of March 31, 2013, returns for the calendar years 2009 through 2012 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

(11)    Secured and Unsecured Debt

Total Debt Maturity Schedule

The following table presents the principal amount of total debt maturing each year, including amortization of principal, based on debt outstanding at March 31, 2013:

	2013 (a) (a)		2014 (a) (a)		2015	2016		2017		Thereafter		Total
Fixed rate debt	$91,455		76,398	(b)	20,282	958		45,816		129,080		363,989
Weighted average interest rate	5.41%		5.11%		6.50%	—%		5.05%		5.26%		5.31%
Variable rate debt	$14,800	(c)	6,200		—	115,000	(e)	175,000	(f)	50,000	(g)	361,000
Weighted average interest rate	3.20%		0.41%		—%	2.20%		2.00%		3.50%		2.29%
 ________________________________________

(a)
Approximately $121,298 of the Company’s mortgages payable matures in the next twelve months.  Included in the debt maturing in 2013 is approximately $90,247 secured by the Company's Algonquin Commons property. Although these loans do not mature until November 2014, the Company has included them in 2013 because the lender has accelerated the due date of the loans in connection with their decision to initiate

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

foreclosure proceedings. The Company intends to repay the other remaining maturing debt upon maturity using available cash and/or borrowings under its unsecured line of credit facility.

(b)
Included in the debt maturing in 2014 are the Company’s convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require the Company to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets at March 31, 2013 reflect the value of the notes including the remaining unamortized discount of $773.

(c)
The Company has guaranteed approximately $7,400 of the mortgage secured by the Orchard Crossing investment property and would be required to make a payment on this guarantee upon the default of any of the provision in the loan document, unless the default is otherwise waived.

(d)
Included in the debt maturing during 2016 is the Company’s unsecured line of credit facility, totaling $80,000.  The Company pays interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of March 31, 2013, the weighted average interest rate on outstanding draws on the line of credit facility was 2.00%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2013, the Company was in compliance with these financial covenants.

(e)
Included in the debt maturing during 2017 is the Company’s $175,000 unsecured term loan which matures in August 2017.  The Company pays interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of March 31, 2013, the weighted average interest rate on the term loan was 2.00%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2013, the Company was in compliance with these financial covenants.

(f)
Included in the thereafter column is the Company’s $50,000 unsecured term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of March 31, 2013, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2013, the Company was in compliance with these financial covenants.

Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  Mortgage loans outstanding as of March 31, 2013 were $390,774 and had a weighted average interest rate of 4.93%.  Of this amount, $334,774 had fixed rates ranging from 4.11% to 6.50% and a weighted average fixed rate of 5.33% as of March 31, 2013.  The remaining $56,000 of mortgage debt represented variable rate loans with a weighted average interest rate of 2.55% as of March 31, 2013.  As of March 31, 2013, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through February 2023.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

In June 2012, the Company ceased paying the monthly debt service on the mortgage loans encumbering Algonquin Commons. The Company had hoped to reach an agreement with the special servicer that would revise the loan structure to make continued ownership of the property economically feasible. In January 2013, the Company received notice that a complaint had been filed by the lender to Algonquin Commons, alleging events of default under the loan documents and seeking to foreclose on the property. In connection with the complaint, the plaintiff filed a motion for appointment of a receiver and the court granted the motion and issued an order effective March 1, 2013, appointing a receiver for the property. As a result, the receiver and its affiliated management company are now managing and operating Algonquin Commons and are now collecting all rents for the property. The Company cannot currently estimate the impact the dispute will have on its consolidated financial statements and may not be able to do so until a final outcome has been reached. The Company believes the payment guaranty has, however, ceased and is of no further force and effect as a result of the property having met the performance metrics set forth in the payment guaranty. As the Company has previously disclosed, if it is required to pay the full $18,600 outstanding under the guarantee, then making that payment could have a material adverse effect on its consolidated statements of cash flows for the period and the year in which it would be made and it could have a material adverse effect on its consolidated statements of operations and comprehensive income for the period and the year in which the Company culminates the disposal of the property and related debt. The Company believes that this payment would not have a material effect on its consolidated balance sheets. If the Company is required to pay under the payment guarantee, it would expect to be able to fund this payment using available cash and/or a draw on its unsecured line of credit facility.

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
March 31, 2013 (unaudited)

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

The Company currently has one interest rate swap outstanding that is used to hedge the variable cash flows associated with its variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.  The Company has entered into one interest rate swap contract as a requirement under a secured mortgage and the hedging relationship is considered to be highly effective as of March 31, 2013.

Amounts reported in comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $2,059 will be reclassified from comprehensive income (expense) as an increase to interest expense over the next twelve months.

In December 2010, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $60,000 and a maturity date of December 21, 2020 associated with the debt secured by first mortgages on a pool of eight investment properties. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 3.627% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 6.027% per annum. Also included in December 31, 2012 balance is a floating-to-fixed interest rate swap agreement the Company's joint venture with IPCC entered into with an original notional value of $9,545, associated with the debt secured by a first mortgage on the Dick's Sporting Goods property. During the three months ended March 31, 2013, this property was deconsolidated.

As of March 31, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivatives that are designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional
	March 31, 2013	December 31, 2012
Interest Rate Swaps	$60,000	$69,545

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

	Liability Derivatives		Liability Derivatives
	As of March 31, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$9,003	Other liabilities	$10,031

The table below presents the effect of the Company’s derivative financial instruments on comprehensive income for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
Amount of gain recognized in comprehensive income on derivative, net	$515	490
Amount of loss reclassified from accumulated comprehensive income into interest expense	513	509
Unrealized gain on derivative	$1,028	999

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.

The Company has an agreement with its derivative counterparty that contains a provision which provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligation. The derivative counterparty has not taken any action related to the Company's default on the Algonquin Commons loans.

As of March 31, 2013, the fair value of derivatives in a liability position related to this agreement was $9,003. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of $9,856.

Unsecured Credit Facilities

In 2012, the Company entered into amendments to its existing unsecured line of credit facility and term loan, together the “Credit Agreements.”  Under the term loan agreement, the Company borrowed, on an unsecured basis, $175,000.  The aggregate commitment of the Company’s line of credit facility is $275,000, which includes a $100,000 accordion feature.  The access to the accordion feature is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.

The line of credit facility matures on August 20, 2016 and the term loan matures on August 20, 2017. Borrowings under the Credit Agreements bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the Company’s leverage ratio.

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the Credit Agreements.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of March 31, 2013 and December 31, 2012, the outstanding balance on the line of credit facility was $80,000 for each period. As of March 31, 2013, the Company had up to $95,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

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

Convertible Notes

In August 2010, the Company issued $29,215 in face value of 5.0% convertible senior notes due 2029 (the “Notes”), all of which remained outstanding at March 31, 2013.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

Holders of the Notes may convert their Notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2029, but prior to the close of business on the second business day immediately preceding November 15, 2029, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of Notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of March 31, 2013, for each $1 principal amount of Notes was 102.8807 shares of the Company’s common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $9.72 per share of common stock.

At March 31, 2013 and December 31, 2012, the Company has recorded $548 and $183, respectively of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance.  The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The following table sets forth the net carrying values of the debt and equity components included in the consolidated balance sheets at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Equity Component (a)	$9,360	9,353

Debt Component	$29,215	29,215
Unamortized Discount (b)	(773)	(888)
Net Carrying Value	$28,442	28,327
 ________________________________________
(a)          The equity component is net of unamortized equity issuance costs of $52 and $59 at March 31, 2013 and December 31, 2012, respectively.
(b)         The unamortized discount will be amortized into interest expense on a monthly basis through November 2014.

Total interest expense related to the convertible notes for the three months ended March 31, 2013 and 2012 was calculated as follows:

	Three months ended March 31,
	2013	2012
Interest expense at coupon rate	$368	368
Discount amortization	115	116
Total interest expense (a)	$483	484
 ________________________________________

(a)	The effective interest rate of these convertible notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in August 2010.

(12)         Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of March 31, 2013 and December 31, 2012, options to purchase 83 shares of common stock, in each period, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.  These options and convertible notes were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive.

As of March 31, 2013, 409 shares of common stock have been issued pursuant to employment agreements, employment incentives and as director compensation. Of the total shares issued, 172 have vested and 6 have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method unless the effect would be immaterial or anti-dilutive.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three months ended March 31,
	2013		2012
Numerator:
Income (loss) from continuing operations	$4,211		(1,734)
Income from discontinued operations	2,702		228
Net income (loss)	6,913		(1,506)
Net income attributable to the noncontrolling interest	(12)		(3)
Net income (loss) attributable to Inland Real Estate Corporation	6,901		(1,509)
Dividends on preferred shares	(2,210)		(1,255)
Net income (loss) attributable to common stockholders	$4,691		(2,764)
Denominator:
Denominator for net income (loss) per common share — basic:
Weighted average number of common shares outstanding	89,476		88,906
Effect of dilutive securities:
Unvested restricted shares	231	(a)	—	(b)
Denominator for net income (loss) per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	89,707		88,906
 ________________________________________

(a)	Unvested restricted shares of common stock have a dilutive impact, although it is not material to the periods presented.

(b)
Weighted average unvested restricted shares of common stock, the effect of which would be anti-dilutive, were 115 for the three months ended March 31, 2012.  These shares were not included in the computation of diluted EPS because a loss from continuing operations was reported.

In November 2012, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents"). The Sales Agency Agreement provides that the Company may offer and sell shares of its common stock having an aggregate offering price up to $150 million from time to time through the Agents. Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions (if the Company and the Agents have so agreed in writing) or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with the Agents in this report on Form 10-Q as its ATM issuance program.  As of March 31, 2013, the Company has issued an aggregate of approximately 548 shares of its common stock through the ATM issuance program, since inception.  The Company received net proceeds of approximately $4,960 from the issuance of these shares, comprised of approximately $5,035 in gross proceeds, offset by approximately $76 in commissions and fees.  The Company intends to use the proceeds according to the Sales Agency Agreement. As of March 31, 2013, approximately $144,965 remained available for sale under this issuance program.

(13)         Accumulated other comprehensive loss

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the three months ended March 31, 2013.

	Unrealized gain (loss) on available for sale securities	Gain (loss) on derivative instruments	Total
Balance at December 31, 2012	762	(10,031)	(9,269)
Other comprehensive income (loss) before reclassifications	223	515	738
Reclassification of gain on sale of investment securities	(260)	—	(260)
Amounts reclassified from accumulated other comprehensive income	—	513	513
Net other comprehensive income	(37)	1,028	991
Balance at March 31, 2013	725	(9,003)	(8,278)

(14)             Segment Reporting

Guidance regarding the disclosures about segments of an enterprise and related information requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise.  The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Florida, Idaho, Illinois, Indiana, Kansas, Kentucky, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia and

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (unaudited)

Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

The Company assesses and measures operating results on an individual property basis for each of its investment properties based on property net operating income.  Management internally evaluates the operating performance of the properties as a whole and does not differentiate properties by geography, size or type.  The Company aggregates its properties into one reportable segment since all properties are open air retail centers.  Accordingly, the Company has concluded that it has a single reportable segment.

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

(16)             Subsequent Events

On April 5, 2013, the Company's joint venture with TMK Development sold a portion of Savannah Crossing, located in Aurora, Illinois to an unaffiliated third party for $2,000. Savannah Crossing is a development property held by this unconsolidated joint venture.

On April 15, 2013, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on April 1, 2013.

On April 15, 2013, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock.  This distribution is payable on May 15, 2013 to the stockholders of record at the close of business on May 1, 2013.

On April 17, 2013, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on April 1, 2013.

On April 17, 2013, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on May 17, 2013 to the stockholders of record at the close of business on April 30, 2013.

On April 17, 2013, the Company’s joint venture with IPCC purchased three single tenant investment properties from an unaffiliated third party for approximately $3,182.  The properties are located in Charleston, Missouri; Wausaukee, Wisconsin, and Cameron, Texas, contain a total of 24,640 square feet of leasable area and are each 100% leased by Family Dollar.

On April 24, 2013, the Company acquired title to the Warsaw Commons Shopping Center located in Warsaw, Indiana. The purchase price of the property was approximately $11,400, subject to future earnout payments. The Company had been the lender to the developer for this project and in conjunction with the acquisition, the outstanding balance on the loan and accrued interest were applied against the purchase price of the property, reducing the cash required to close. The Warsaw Commons Shopping Center contains 87,826 square feet of leasable area and is anchored by TJMaxx, PetSmart, Ulta, Shoe Carnival and Dollar Tree.

On April 24, 2013, the Company acquired title to the Winfield Pointe Center in Winfield, Illinois and Eola Commons in Aurora, Illinois through an ongoing foreclosure proceeding. The Company had acquired the notes encumbering these properties in 2012 at a discount to their face value. In conjunction with the acquisition, the notes were extinguished.

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

We have elected to be taxed as a real estate investment trust ("REIT"). We are a Maryland corporation formed on May 12, 1994. To date, we have focused on open-air neighborhood, community and power shopping centers and single-tenant retail properties located primarily in the Midwestern United States. Through wholly-owned subsidiaries, Inland Commercial Property Management, Inc. and Inland TRS Property Management, Inc., we manage all properties we own interests in and properties managed for certain third party and related party entities.  Our investment properties are typically anchored by grocery, drug or discount stores, which provide everyday goods and services to consumers, rather than stores that sell discretionary items.  We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  As of March 31, 2013, no single tenant accounted for more than approximately 4.0% of annual base rent in our total portfolio, excluding properties owned through our joint venture with Inland Private Capital Corporation ("IPCC").

As of March 31, 2013, we owned interests in 154 investment properties, including 48 properties owned through our unconsolidated joint ventures.

2013 Goals and Objectives

•	Continue to enhance the value of our portfolio through additional repositioning and redevelopment initiatives.

•	Redeploy capital from dispositions of non-core, limited growth assets into acquisitions of high quality retail assets.

•
Continue to reduce the cost and extend the term of our debt and reduce our overall leverage over time, which will improve our financial flexibility and liquidity by maintaining access to multiple sources of capital.

In executing our 2013 goals, during the three months ended March 31, 2013, we sold two non-core assets for approximately $6,564, the proceeds from which will be used to partially fund the acquisition of investment properties during the year. Additionally, our joint venture with New York State Teacher's Retirement Systems ("NYSTRS") repaid approximately $20,900 of secured debt, when it matured, using equity contributions from each partner, resulting in a decrease of our total outstanding debt.

As part of our overall growth strategy, management implemented external growth initiatives consisting of unconsolidated joint venture activities. As a result of these activities being unconsolidated, we are not able to present in our consolidated financial statements a complete picture of the impact of these ventures. We have included pro rata consolidated financial statements in the Non-GAAP Financial Measures section of the Quarterly Report on Form 10-Q to present our consolidated financial statements including our share of the joint venture balance sheets and statements of operations.

Including the accounts of our unconsolidated joint ventures at 100 percent, we managed approximately $2,628,263 in total assets as of March 31, 2013 and earned $83,350 in total revenues. We believe providing this information allows investors to better compare our overall performance and operating metrics to those of other REITs in our peer group.

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

Acquisition Strategies

We seek to selectively acquire well-located open air retail centers that meet our investment criteria.  We will, from time to time, acquire properties either without financing contingencies or by assuming existing debt to provide us with a competitive advantage over other potential purchasers requiring financing or financing contingencies.  Additionally, we concentrate our property acquisitions in areas where we have, or seek to have, a large market concentration.  In doing this, we believe we are able to attract new retailers to the area and possibly lease several locations to them.

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

Additionally, we have formed a joint venture to acquire properties that are ultimately sold to investors through a private offering of tenant-in-common (“TIC”) interests or interests in Delaware Statutory Trusts (“DST”).  We earn fees from the joint venture for providing asset management, property management, acquisition and leasing services.  We will continue to receive management and leasing fees for those properties under management; even after all of the TIC or DST interests have been sold.

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

Liquidity and Capital Resources

Our most liquid asset is cash and cash equivalents which consists of cash and short-term investments.  Cash and cash equivalents at March 31, 2013 and December 31, 2012 were $8,903 and $18,505, respectively.  The higher cash balance at December 31, 2012, reflects sales activity in our joint venture with IPCC at year-end, the proceeds of which were subsequently used to pay down the balance on our unsecured line of credit facility, higher prepaid rents and cash received from the sale of certain investment securities which was not reinvested. See our discussion of the statements of cash flows for a description of our cash activity during the three months ended March 31, 2013 and 2012.

We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions could periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  However, we do not believe the risk is significant based on our review of the rating of the institutions where our cash is deposited.  FDIC insurance currently covers up to $250 per depositor at each insured bank.

Sources of cash

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, cash flows we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of March 31, 2013, we were in compliance with all financial covenants applicable to us.  We had up to $95,000 available under our $175,000 line of credit facility and an additional $100,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms and not the terms of the other borrowings under the line of credit facility.  The lending group is not obligated to approve access to funds under the accordion feature.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for interest expense on our debt obligations, for purchasing additional investment properties and capital commitments at existing investment properties, to meet joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements, certain capital expenditures and current distributions.  Monthly debt service requirements consist primarily of interest payments on our debt obligations although certain of our secured mortgages require monthly principal amortization.

We also own marketable securities of other entities, including REITs.  These investments are generally liquid and could be sold to generate liquidity.  These investments in available-for-sale securities totaled $6,395 at March 31, 2013, consisting of preferred and common stock investments.  At March 31, 2013, we had recorded an accumulated net unrealized gain of $725 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the three months ended March 31, 2013, we realized gains on sale of $612, as compared to $652 during the three months ended March 31, 2012.

We also fund certain of our liquidity needs through the sale of our common stock in "at the market" or "ATM" issuances. We may issue up to $150,000 of our shares of common stock through the ATM issuances. BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents") act as our sales agent(s) for these issuances which may be made in privately negotiated transactions (if we and the Agents have so agreed in writing) or by any other method deemed to be an "at the market" offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker. We refer to the arrangement with the Agents in this report on Form 10-Q as our "ATM issuance program." During the three months ended March 31, 2013, we issued approximately 548 shares of our common stock through the ATM issuance program, generating net proceeds of approximately $4,960, comprised of approximately $5,035 in gross proceeds, offset by approximately $76 in commissions and fees.

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

Since the most recent economic downturn, we have been successful in restoring stability to our portfolio. We believe that the stability of our portfolio, the lack of new supply of retail space, and the continued demand from growing retailers has put us in excellent position to be proactive in upgrading the quality of our tenancy and increasing rents. We continue to focus on leasing vacant spaces, but we are also focusing on right-sizing certain retailers and repositioning other centers to manage tenant exposures and open up space to accommodate larger tenants. These activities may require us to take tenants off-line during construction which may have a temporary adverse effect on our results of operations during the period the tenant is not paying rent. We are proactive in moving forward with these activities as we believe the long term benefits outweigh the temporary decline in cash flows and net operating income.

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

Reference is made to the Total Debt Maturity Schedule in Note 11, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of March 31, 2013, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Approximately $121,298 of consolidated debt matures in the next twelve months. Included in the debt maturing in 2013 is approximately $90,247 secured by our Algonquin Commons property. Although these loans do not mature until November 2014, we have included them in 2013 because the lender has accelerated the due date of the loans in connection with their decision to initiate foreclosure proceedings. We intend to repay the other remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

In June 2012, we ceased paying the monthly debt service on the mortgage loans encumbering Algonquin Commons. We had hoped to reach an agreement with the special servicer that would have revised the loan structure to make continued ownership of the property economically feasible. In January 2013, we received notice that a complaint had been filed by the successors to the lender, alleging events of default under the loan documents and, among other things, seeking to foreclose on the property. In connection with the complaint, the plaintiff filed a motion for appointment of a receiver and the court granted the motion and issued an order effective March 1, 2013, appointing a receiver for the property. As a result, the receiver and its affiliated management company are now managing and operating Algonquin Commons and are now collecting all rents for the property. We cannot currently estimate the impact the dispute will have on our consolidated financial statements and may not be able to do so until a final outcome has been reached. We believe the payment guaranty under the loan documents has, however, ceased and is of no further force and effect as a result of the property having met the performance metrics set forth in the payment guaranty. As we have previously disclosed, if we are required to pay the full $18,600 outstanding under the guarantee, then making that payment could have a material adverse effect on our consolidated statements of cash flows for the period and the year in which it would be made and it could have a material adverse effect on our consolidated statements of operations and comprehensive income for the period and the year in which the Company culminates the disposal of the property and related debt. We believe that this payment would not have a material effect on our consolidated balance sheets. If we are required to pay under the payment guarantee, we expect to be able to fund this payment using available cash and/or a draw on our unsecured line of credit facility.

In October, 2012, we entered into a First Amendment (the “Amendment”) to the Limited Partnership Agreement of our joint venture with PGGM.  Subject to the terms and conditions of the Amendment, the partners increased the potential maximum equity contributions to allow for the acquisition of up to an additional $400,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets, using partner equity and secured debt.  The Amendment increased our potential maximum equity commitment to $280,000 and PGGM’s potential maximum equity commitment to $230,000.  The Amendment allows for a two-year investment period and no contributions are required unless and until both partners approve an additional acquisition.  We will fund our equity commitment with draws on our line of credit facility, proceeds from sales of investment properties, proceeds from financing unencumbered properties or the sale of preferred or common stock. As of March 31, 2013, PGGM's remaining maximum commitment was approximately $89,000 and the Company's was approximately $107,000.

Acquisitions and Dispositions

The table below presents investment property acquisitions during the three months ended March 31, 2013 and the year ended December 31, 2012.

Date	Property	City	State	GLA Sq.Ft.	Purchase Price	Cap Rate (a)	Financial Occupancy at time of Acquisition

Consolidated Portfolio
12/21/2012	Valparaiso Walk	Valparaiso	IN	137,500	$21,900	8.00%	100%
4/18/2012	Orland Park Place Outlots II	Orland Park	IL	22,966	8,750	7.40%	100%

PGGM Joint Venture
12/11/2012	Westgate Shopping Center (b)	Fairview Park	OH	241,838	73,405	7.60%	86%
4/13/2012	Woodbury Commons (c)	Woodbury	MN	116,196	10,300	6.50%	66%
2/29/2012	Stone Creek Towne Center (d)	Cincinnati	OH	142,824	36,000	8.00%	97%
2/24/2012	Silver Lake Village (e)	St. Anthony	MN	159,303	36,300	6.90%	87%

IPCC Joint Venture
2/12/2013	Mariano's	Palatine	IL	71,324	22,675	6.70%	100%
2/12/2013	Mariano's	Vernon Hills	IL	71,248	27,883	6.84%	100%
1/24/2013	Family Dollar	Colorado City	TX	8,320	1,009	8.12%	100%
1/24/2013	Family Dollar	Abilene	TX	9,180	1,142	7.64%	100%
12/21/2012	Dick's Sporting Goods	Cranberry Township	PA	81,780	19,100	7.71%	100%
12/20/2012	Walgreens	El Paso	TX	15,120	4,200	7.11%	100%
12/20/2012	Walgreens	Benton Harbor	MI	14,820	4,920	6.72%	100%
12/19/2012	Dollar General Portfolio (f)	(f)	(f)	54,230	6,337	(f)	100%
11/16/2012	BJ's Wholesale Club	Gainesville	VA	76,267	16,000	6.48%	100%
10/30/2012	Family Dollar	Lorain	OH	8,400	1,246	8.25%	100%
10/30/2012	Family Dollar	Cisco	TX	8,000	939	8.50%	100%
9/26/2012	Walgreens	New Bedford	MA	10,350	2,650	8.14%	100%
8/15/2012	Walgreens	Villa Park	IL	12,154	4,863	7.51%	100%
6/13/2012	Walgreens	Milwaukee	WI	13,905	3,025	7.65%	100%
3/27/2012	CVS/Walgreens Portfolio (g)	(g)	(g)	55,465	23,711	6.50%	100%
3/19/2012	CVS/Walgreens Portfolio (h)	(h)	(h)	40,113	17,059	6.50%	100%
3/16/2012	Pick N Save	Sheboygan	WI	62,138	11,700	7.44%	100%
3/13/2012	Mt. Pleasant Shopping Center (i)	Mt. Pleasant	WI	83,334	21,320	7.20%	98%

				1,516,775	$376,434
 ________________________________________

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

(b)	The purchase price of this property includes approximately 229,000 square feet subject to ground leases. Ground lease square footage is not included in our GLA.

(c)	The purchase price of this property includes approximately 6,200 square feet subject to ground leases. Ground lease square footage is not included in our GLA.

(d)	The purchase price of this property includes approximately 6,600 square feet subject to ground leases. Ground lease square footage is not included in our GLA.

(e)	The purchase price of this property includes approximately 154,000 square feet subject to ground leases. Ground lease square footage is not included in our GLA.

(f)
This portfolio includes six Dollar General stores, located in Baldwin, Wisconsin; Mercer, Wisconsin; Nekoosa, Wisconsin; Oxford, Wisconsin; Spooner, Wisconsin and Wittenberg, Wisconsin. The cap rates for the various properties ranged from 7.60% to 7.75%.

(g)	This portfolio includes one CVS store and three Walgreens stores, located in Nampa, Idaho; St. George, Utah; Lee’s Summit, Missouri and McPherson, Kansas.

(h)	This portfolio includes two CVS stores and one Walgreens store, located in Newport News, Virginia; McAllen, Texas and Dunkirk, New York.

(i)	The purchase price of this property includes approximately 6,700 square feet subject to a ground lease. Ground lease square footage is not included in our GLA.

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the three months ended March 31, 2013 and the year ended December 31, 2012.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain on Sale	Provision for Asset Impairment
3/5/2013	Oak Lawn Town Center	Oak Lawn	IL	12,506	$3,264	$681	$—
02/29/13	Walgreen's Portfolio (a) (b)	(b)	(b)	66,359	21,807	—	—
2/20/2013	Quarry Outlot	Hodgkins	IL	9,650	3,300	1,999	—
12/28/2012	CVS/Walgreens Portfolio (a) (c)	(c)	(c)	40,113	19,361	—	—
12/6/2012	10th Street Center	Indianapolis	IN	67,541	1,800	—	2,139
12/6/2012	Butera Market	Naperville	IL	67,632	5,700	1,749	—
10/11/2012	Hartford Plaza	Naperville	IL	43,762	4,520	1,281	—
8/1/2012	Walgreens	Jennings	MO	15,120	2,250	349	—
6/15/2012	Riverplace Center	Noblesville	IN	74,414	4,450	—	356
6/7/2012	Grand Traverse Crossings	Traverse City	MI	21,337	1,150	—	1,068
2/29/2012	Walgreens Portfolio (a) (d)	(d)	(d)	85,920	36,272	—	—

				504,354	$103,874	$6,059	$3,563
 ________________________________________

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

(b)	This portfolio includes five Walgreens stores, located in El Paso, Texas; Benton Harbor, Michigan; New Bedford, Massachusetts; Villa Park, Illinois; and Milwaukee, Wisconsin.

(c)	This portfolio includes two CVS stores and one Walgreens store, located in Newport News, Virginia; McAllen, Texas and Dunkirk, New York.

(d)	This portfolio includes six Walgreens stores, located in Normal, Illinois’ Spokane, Washington; Villa Rica, Georgia; Waynesburg, Pennsylvania; Somerset, Massachusetts and Gallup, New Mexico.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 28, 2013, under the heading “Critical Accounting Policies.”  We note no significant changes have been made to the critical accounting policies subsequent to December 31, 2012.

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2013 and 2012:

	2013	2012
Net cash provided by operating activities	$9,573	16,088

Net cash used in investing activities	$(20,609)	(141,868)

Net cash provided by financing activities	$1,434	128,991

2013 Compared to 2012

Net cash provided by operating activities was $9,573 for the three months ended March 31, 2013, as compared to $16,088 for the three months ended March 31, 2012.  The decrease in cash provided by operating activities was due to a decrease in cash from property operations as a result of property contributions to our joint venture with PGGM and properties sold during 2012.   The contribution of investment properties to our joint ventures has the effect of decreasing operating cash flow but increasing cash flows from investing activity through distributions from our joint ventures.  See our discussion of results of operations for an explanation related to property operations.

Net cash used in investing activities was $20,609 for the three months ended March 31, 2013, as compared to $141,868 for the three months ended March 31, 2012.  The primary reason for the decrease in cash used in investing activities was the use of $20,270 to purchase investment properties and $3,153 in additions to investment properties during the three months ended March 31, 2013, as compared to the use of $157,149 to purchase investment properties and $6,097 in additions to investment properties during the three months ended March 31, 2012.  Additionally, we received $6,086 of sales proceeds from the sale of investment properties and $3,157 of distributions from unconsolidated joint ventures during the three months ended March 31, 2013, as compared to $17,410 of distributions from unconsolidated joint ventures during the three months ended March 31, 2012.

Net cash provided by financing activities was $1,434 for the three months ended March 31, 2013, as compared to $128,991 during the three months ended March 31, 2012.  The primary reason for the decrease in cash provided from financing activities was the receipt of $11,900 in loan proceeds during the three months ended March 31, 2013, as compared to $70,965 received in loan proceeds and $15,000 in net proceeds from our unsecured line of credit facility during the three months ended March 31, 2012. Additionally, we received $5,374 from the issuance of shares, net of offering costs, during the three months ended March 31, 2013, as compared to $59,284 from the issuance of shares, net of offering costs, during the three months ended March 31, 2012.

Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2013 and 2012, respectively.  At March 31, 2013, we had ownership interests in 36 single-user retail properties, 57 Neighborhood Centers, 23 Community Centers, 37 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  One metric that management uses to evaluate our overall portfolio is same store net operating income in which management analyzes the net operating income of properties that we have owned and operated for the same three month periods during each year. These properties are referred to herein as “same store” properties.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  We believe that net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.

A total of 94 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 8.9 million square feet.  In the table below, “other investment properties” includes activity from properties acquired during the three months ended March 31, 2013 and the year ended December 31, 2012, properties contributed to our joint ventures and activity from properties owned through our joint venture with IPCC while these properties were consolidated.   Operations from properties acquired through this joint venture are recorded as consolidated until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  The “same store” investment properties represent 97% of the square footage of our consolidated portfolio at March 31, 2013.  The following table presents the net operating income, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three months ended March 31, 2013 and 2012 along with reconciliation to net income (loss) attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended March 31,
	2013	2012
Rental income and tenant recoveries:
“Same store” investment properties, 94 properties
Rental income	$26,161	25,252
Tenant recovery income	10,603	9,139
Other property income	562	388
“Other investment properties”
Rental income	1,871	2,016
Tenant recovery income	367	814
Other property income	11	6
Total property income	$39,575	37,615

Property operating expenses:
“Same store” investment properties, 94 properties
Property operating expenses	$6,717	5,351
Real estate tax expense	6,995	6,546
“Other investment properties”
Property operating expenses	207	437
Real estate tax expense	251	558
Total property operating expenses	$14,170	12,892

Property net operating income
“Same store” investment properties	$23,614	22,882
“Other investment properties”	1,791	1,841
Total property net operating income	$25,405	24,723

Other income:
Straight-line rents	107	250
Amortization of lease intangibles	(347)	5
Other income	846	1,521
Fee income from unconsolidated joint ventures	1,596	1,038
Gain on sale of investment properties	1,498	—
Gain on sale of joint venture interest	341	52

Equity in earnings of unconsolidated ventures	1,340	32

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiaries	(228)	121
Bad debt expense	(697)	(1,165)
Depreciation and amortization	(12,653)	(15,089)
General and administrative expenses	(4,720)	(4,507)
Interest expense	(8,179)	(8,715)
Impairment of investment securities	(98)	—

Income (loss) from continuing operations	4,211	(1,734)
Income from discontinued operations	2,702	228
Net income (loss)	6,913	(1,506)

Net income attributable to the noncontrolling interest	(12)	(3)
Net income(loss) attributable to Inland Real Estate Corporation	6,901	(1,509)

Dividends on preferred shares	(2,210)	(1,255)

Net income (loss) attributable to common stockholders	$4,691	(2,764)

On a “same store” basis, (comparing the results of operations of the investment properties owned during the three months ended March 31, 2013 with the results of the same investment properties during the three months ended March 31, 2012), property net operating income increased $732 with total property income increasing $2,547 and total property operating expenses increasing $1,815.

Net income (loss) attributable to common stockholders increased $7,455 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Rental income
Rental income increased $909 on a “same store” basis, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, respectively, primarily due to the effect of income generated by increased rental rates on renewed leases, new leases signed during the respective periods and the end of any associated rent abatement periods.  Including "other investment properties," total rental income increased $764 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, respectively, reflecting a decrease in rental income from our “other investment properties.”  This decrease is primarily due to the impact of contributing properties to our joint venture with PGGM during 2012.  These properties are deconsolidated upon contribution to the joint venture. This decrease is partially offset by properties acquired during these same periods.

Tenant recovery income
Tenant recovery income increased $1,464 on a “same store” basis, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.  Including "other investment properties," total tenant recovery income increased $1,017 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.  The primary reason for the fluctuation in tenant recovery income is a corresponding fluctuation in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases. The overall recovery rate quarter-over-quarter remained relatively consistent.

Property operating expenses
Property operating expenses increased $1,366 on a “same store” basis, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.  Including "other investment properties," total property operating expenses increased $1,136 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, respectively.  The increase in property operating expenses during the period is due primarily to increased snow removal costs.

Real estate tax expense
Real estate tax expense increased $449 on a “same store” basis, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, respectively.  Including "other investment properties," total real estate tax expense increased $142 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, respectively.  The change in real estate tax expense is a result of changes in the assessed values of our investment properties or the tax rates charged by the various taxing authorities.  Additionally, the decrease in total real estate tax expense is a result of the contribution of properties to our joint venture with PGGM during 2012.

Other income
Other income decreased $675 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, respectively.  The decrease in other income is due to the settlement of an outstanding obligation with the prior owner of one of our investment properties during the three months ended March 31, 2012.

Fee income from unconsolidated joint ventures
Fee income from unconsolidated joint ventures increased $558 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.  The increase is due to increased acquisition fees earned on sales of interests through our joint venture with IPCC. Acquisition fees earned may vary based on the number of properties sold, the original acquisition price of the property and the timing of the sales in each period. Additionally, fee income increased due to increased asset management and property management fees from our unconsolidated joint ventures due to increased revenues as a result of an increased number of properties under management.

Bad debt expense
Bad debt expense decreased $468 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, respectively.  The decrease in bad debt expense is due to fewer tenant bankruptcies and tenant failures.

Depreciation and amortization
Depreciation and amortization decreased $2,436 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, respectively, due to the write off of tenant improvement assets, as a result of lease terminations during the three months ended March 31, 2012, and the contribution of properties to our joint venture with PGGM. The decrease in depreciation and amortization was partially offset by depreciation expense recorded on newly acquired investment properties, new tenant improvement assets for work related to new leases and additional properties owned through our joint venture with IPCC, while they were consolidated.

Interest expense
Interest expense decreased $536 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, respectively.  The decrease is due primarily to interest expense on our mortgages payable due in most part to the contribution of investment properties to our joint venture with PGGM. Additionally, the decrease is due to the payoff of certain mortgages during 2012 and a lower weighted average interest rate on outstanding consolidated date at March 31, 2013, as compared to March 31, 2012.

Equity in earnings of unconsolidated joint ventures
Equity in earnings of unconsolidated joint ventures increased $1,308 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, respectively.  The primary reason for the increase was increased net operating income on the unconsolidated pool of properties due to acquisitions through our joint venture with PGGM.

Portfolio Activity

During the three months ended March 31, 2013, our leasing activity remained strong and our leasing spreads were positive on both new and renewal leases in our consolidated portfolio. During the three months ended March 31, 2013, we executed nine new, 40 renewal and 13 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately 445,000 square feet on our consolidated portfolio.  The nine new leases comprise approximately 143,000 square feet with an average rental rate of $8.54 per square foot, a 7.8% increase over the average expiring rate.  The 40 renewal leases comprise approximately 273,000 square feet with an average rental rate of $9.50 per square foot, a 17.9% increase over the average expiring rate.  The 13 non-comparable leases comprise approximately 29,000 square feet with an average base rent of $15.81 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements.  For leases signed during the 24 month period ended March 31, 2013, the average leasing commission was approximately $5 per square foot, the average cost for tenant improvements was approximately $20 per square foot and the average period given for rent concessions was three to five months.

During the remainder of 2013, 95 leases, comprising approximately 381,000 square feet and accounting for approximately 5.1% of our annualized base rent, will be expiring in our consolidated portfolio.  We do not believe that any of the expiring leases are individually material to our financial results.  The weighted average expiring rate on these leases is $14.94 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

Occupancy as of March 31, 2013, December 31, 2012, and March 31, 2012 for our consolidated, unconsolidated and total portfolios is summarized below:

Consolidated Occupancy (a)	As of March 31, 2013	As of December 31, 2012	As of March 31, 2012
Leased Occupancy (b)	92.0%	92.1%	91.0%
Financial Occupancy (c)	89.1%	89.9%	88.0%
Same Store Leased Occupancy (b)	91.7%	91.7%	91.2%
Same Store Financial Occupancy (c)	88.8%	89.4%	88.3%

Unconsolidated Occupancy (a) (d)
Leased Occupancy (b)	97.4%	97.1%	96.3%
Financial Occupancy (c)	95.2%	94.2%	94.7%
Same Store Leased Occupancy (b)	97.4%	97.3%	96.4%
Same Store Financial Occupancy (c)	94.7%	94.7%	94.8%

Total Occupancy (a)
Leased Occupancy (b)	94.1%	94.0%	92.7%
Financial Occupancy (c)	91.6%	91.6%	90.2%
Same Store Leased Occupancy (b)	93.6%	93.5%	92.9%
Same Store Financial Occupancy (c)	90.7%	91.1%	90.5%
Financial Occupancy excluding properties held through the joint venture with IPCC (c) (e)	91.2%	91.3%	90.1%
Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	96.3%	96.2%	95.5%
Non-Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	88.5%	88.3%	85.9%
 ________________________________________

(a)	All occupancy calculations exclude seasonal tenants.

(b)	Leased Occupancy is defined as the percentage of gross leasable area for which there is a signed lease, regardless of whether the tenant is currently obligated to pay rent under their lease agreement.

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

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Reference is made to Note 3, “Unconsolidated Joint Ventures” to the accompanying consolidated financial statements for a discussion of our unconsolidated joint ventures as of March 31, 2013, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Development Joint Ventures

Our development joint ventures were designed to take advantage of what we believed were the unique strengths of each development team, while potentially diversifying our risk.  Our development partners identified opportunities, assembled and completed the entitlement process for the land, and gauged national “big box” retailer interest in the location before bringing the project to us for consideration.  We contributed financing, leasing, and property management expertise to enhance the productivity of the new developments and were typically entitled to earn a preferred return on our portion of invested capital.

During the recent economic downturn, a number of retailers delayed new store openings until market conditions substantially improved.  In light of this marketplace reality, we have extended delivery dates for these projects and we will not have the ability to estimate the project completion dates until activity resumes.  As a result of the project delays, we were required to record significant impairment losses related to these projects in prior years.  Additionally, during the three months ended March 31, 2013, we recorded an impairment of $1,730 at the joint venture level. Our pro rata share of this impairment loss, equal to $692 is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income. In conjunction with these impairment losses, we were required to write down our investment in certain projects to zero as we determined that it was not likely we would recover our invested capital from future cash flows of each project.

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

The remaining development property, Lantern Commons in Westfield, Indiana is categorized as land held for future development.

We will deploy capital for construction or improvements to development properties only when we have signed commitments from retailers and cannot be sure of their exact nature or amounts until that time.

Non-GAAP Financial Measures

We consider FFO a widely accepted and appropriate measure of performance for a REIT. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities in which the REIT holds an interest. In addition, NAREIT has further clarified the FFO definition to add-back impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate. Under U.S. GAAP, impairment charges reduce net income. While impairment charges are added back in the calculation of FFO, we caution that because impairments to the value of any property are typically based on reductions in estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance that may be permanent. We have adopted the NAREIT definition for computing FFO. We adjust FFO for the impact of non-cash impairment charges of non-depreciable real estate, net of taxes recorded in comparable periods, in order to present the performance of our core portfolio operations. Management uses the calculation of FFO and FFO adjusted for several reasons. FFO is used in certain employment agreements we have with our executives to determine a portion of incentive compensation payable to them. Additionally, we use FFO and FFO adjusted to compare our performance to that of other REITs in our peer group. The calculation of FFO and FFO adjusted may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO and FFO adjusted whereas items that are expensed reduce FFO and FFO adjusted. Consequently, our presentation of FFO and FFO adjusted may not be comparable to other similarly titled measures presented by other REITs. FFO and FFO adjusted do not represent cash flows from operations as defined by U.S. GAAP, are not indicative of cash available to fund cash flow needs and liquidity, including our ability to pay distributions, and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. The following table reflects our FFO and FFO adjusted for the periods presented, reconciled to net income (loss) attributable to common stockholders for these periods:

	Three months ended March 31,
	2013	2012
Net income (loss) attributable to common stockholders	$4,691	(2,764)
Gain on sale of investment properties	(4,178)	—
Impairment of depreciable operating property	186	—
Equity in depreciation and amortization of unconsolidated joint ventures	5,855	5,130
Amortization on in-place lease intangibles	1,548	1,983
Amortization on leasing commissions	505	575
Depreciation, net of noncontrolling interest	10,598	12,761
Funds From Operations attributable to common stockholders	19,205	17,685

Impairment loss, net of taxes:
Impairment of investment securities	98	—
Provision for asset impairment included in equity in earnings of unconsolidated joint ventures	506	—
Funds From Operations attributable to common stockholders, adjusted	$19,809	17,685

Net income (loss) attributable to common stockholders per weighted average common share — basic and diluted	$0.05	(0.03)

Funds From Operations attributable to common stockholders, per weighted average common share — basic and diluted	$0.21	0.20

Funds From Operations attributable to common stockholders, adjusted, per weighted average common share — basic and diluted	$0.22	0.20

Weighted average number of common shares outstanding, basic	89,476	88,906
Weighted average number of common shares outstanding, diluted	89,707	89,021

Distributions declared, common	$12,791	12,687
Distributions per common share	$0.14	0.14

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

	Three months ended March 31, 2013
	2013	2012
Net income (loss) attributable to Inland Real Estate Corporation	$6,901	(1,509)
Gain on sale of investment properties	(4,178)	—
Income tax (benefit) expense of taxable REIT subsidiaries	228	(121)
Interest expense	8,179	8,715
Interest expense associated with unconsolidated joint ventures	2,979	2,637
Depreciation and amortization	12,653	15,089
Depreciation and amortization associated with discontinued operations	23	245
Depreciation and amortization associated with unconsolidated joint ventures	5,855	5,130
EBITDA	32,640	30,186

Impairment loss, net of taxes:
Impairment of depreciable operating property	186	—
Impairment of investment securities	98	—
Provision for asset impairment included in equity in earnings of unconsolidated joint ventures	506	—
EBITDA, adjusted	$33,430	30,186

Total Interest Expense	$11,158	11,352

EBITDA: Interest Expense Coverage Ratio	2.9 x	2.7 x

EBITDA: Interest Expense Coverage Ratio, adjusted	3.0 x	2.7 x

The following schedules present our pro-rata consolidated financial statements as of and for the three months ended March 31, 2013, reconciled to our U.S. GAAP financial statements. These financial statements are considered non-GAAP because they include financial information related to unconsolidated joint ventures accounted for under the equity method of accounting. We provide these statements to include the pro rata amounts of all properties under management in order to better compare our overall performance and operating metrics to those of other REITs in our peer group.

Balance Sheets (unaudited) - Pro-rata Consolidation

	Consolidated Balance Sheets March 31, 2013	Noncontrolling Interest	IN Retail Fund LLC (NYSTRS)	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Pro-rata Consolidated Balance Sheets
Assets:
Investment properties:
Land	$297,089	(535)	43,785	75,413	1,481	17,237	434,470
Construction in progress	20,842	(3)	—	2,130	14,786	—	37,755
Building and improvements	921,015	(1,525)	117,412	184,435	4,584	50,131	1,276,052
	1,238,946	(2,063)	161,197	261,978	20,851	67,368	1,748,277
Less accumulated depreciation	333,262	(762)	33,322	9,485	38	383	375,728
Net investment properties	905,684	(1,301)	127,875	252,493	20,813	66,985	1,372,549
Cash and cash equivalents	8,903	(1,802)	2,594	6,464	18	75	16,252
Investment in securities	7,395	—	—	—	—	—	7,395
Accounts receivable, net	27,171	(49)	6,344	5,661	70	129	39,326
Mortgages receivable	14,290	—	—	—	—	—	14,290
Investment in and advances to unconsolidated joint ventures	164,124	—	(28,328)	(89,918)	(13,009)	(31,322)	1,547
Acquired lease intangibles, net	32,005	—	3,306	40,862	—	11,744	87,917
Deferred costs, net	18,917	(29)	2,028	2,150	29	165	23,260
Other assets	33,039	(2)	1,303	1,549	123	1,186	37,198
Total assets	$1,211,528	(3,183)	115,122	219,261	8,044	48,962	1,599,734

Liabilities:
Accounts payable and accrued expenses	$42,481	(65)	6,362	7,103	1,772	173	57,826
Acquired below market lease intangibles, net	11,931	—	1,656	15,684	—	69	29,340
Distributions payable	4,610	—	—	—	—	—	4,610
Mortgages payable	390,774	(739)	76,265	135,169	7,348	47,238	656,055
Unsecured credit facilities	305,000	—	—	—	—	—	305,000
Convertible notes	28,442	—	—	—	—	—	28,442
Other liabilities	22,131	(10)	1,437	2,529	1,714	411	28,212
Total liabilities	805,369	(814)	85,720	160,485	10,834	47,891	1,109,485

Stockholders’ Equity:
Preferred stock	110,000	—	—	—	—	—	110,000
Common stock	900	—	—	—	—	—	900
Additional paid-in capital	789,632	—	—	119	—	—	789,751
Accumulated distributions in excess of net income	(484,285)	(4,179)	29,402	58,657	(2,790)	1,071	(402,124)
Accumulated other comprehensive loss	(8,278)	—	—	—	—	—	(8,278)
Total stockholders’ equity	407,969	(4,179)	29,402	58,776	(2,790)	1,071	490,249

Noncontrolling interest	(1,810)	1,810	—	—	—	—	—
Total equity	406,159	(2,369)	29,402	58,776	(2,790)	1,071	490,249

Total liabilities and equity	$1,211,528	(3,183)	115,122	219,261	8,044	48,962	1,599,734

Statements of Operations (unaudited) - Pro-rata Consolidation

Three months ended March 31, 2013	Consolidated Statement of Operations	IN Retail Fund LLC (NYSTRS)	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Pro-rata Consolidated Statement of Operations
Revenues:
Rental income	$27,792	3,798	6,638	19	465	38,712
Tenant recoveries	10,970	1,990	3,486	13	76	16,535
Other property income	573	31	71	—	—	675
Fee income from unconsolidated joint ventures	1,596	—	—	—	—	1,596
Total revenues	40,931	5,819	10,195	32	541	57,518

Expenses:
Property operating expenses	7,621	870	1,989	43	64	10,587
Real estate tax expense	7,246	1,498	1,969	29	53	10,795
Depreciation and amortization	12,653	1,683	3,973	10	189	18,508
Provision for asset impairment	—	—	—	692	—	692
General and administrative expenses	4,720	15	137	—	—	4,872
Total expenses	32,240	4,066	8,068	774	306	45,454

Operating income	8,691	1,753	2,127	(742)	235	12,064

Other income	846	—	2	—	—	848
Gain on sale of investment properties	1,498	—	—	—	—	1,498
Gain on sale of joint venture interest	341	—	—	—	—	341
Impairment of investment securities	(98)	—	—	—	—	(98)
Interest expense	(8,179)	(1,129)	(1,594)	(104)	(151)	(11,157)
Income (loss) before income tax expense of taxable REIT subsidiaries, equity in earnings of unconsolidated joint ventures and discontinued operations	3,099	624	535	(846)	84	3,496

Income tax expense of taxable REIT subsidiaries	(228)	—	—	—		(228)
Equity in earnings of unconsolidated joint ventures	1,340	(624)	(535)	846	(84)	943
Income from continuing operations	4,211	—	—	—	—	4,211

Income from discontinued operations	2,702	—	—	—	—	2,702
Net income	6,913	—	—	—	—	6,913

Net income attributable to the noncontrolling interest	(12)	—	—	—	—	(12)
Net income attributable to Inland Real Estate Corporation	6,901	—	—	—	—	6,901

Dividends on preferred shares	(2,210)	—	—	—	—	(2,210)
Net income attributable to common stockholders	$4,691	—	—	—	—	4,691

Subsequent Events

Reference is made to Note 16, “Subsequent Events” to the accompanying consolidated financial statements for a discussion of our subsequent event disclosures, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  As of March 31, 2013, we have one interest rate swap contract, which was entered into as a requirement under a secured mortgage.

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

	2013 (a)		2014 (a)		2015	2016		2017		Thereafter		Total	Fair Value (b)
Fixed rate debt	$91,455		76,398	(c)	20,282	958		45,816		129,080		363,989	376,788
Weighted average interest rate	5.41%		5.11%		6.50%	—%		5.05%		5.26%		5.31%	—
Variable rate debt	$14,800	(d)	6,200		—	115,000	(e)	175,000	(f)	50,000	(g)	361,000	357,838
Weighted average interest rate	3.20%		0.41%		—%	2.20%		2.00%		3.50%		2.29%	—
  ________________________________________

(a)
Approximately $121,298 of the Company’s mortgages payable matures in the next twelve months.  Included in the debt maturing in 2013 is approximately $90,247 secured by the Company's Algonquin Commons property. Although these loans do not mature until November 2014, the Company has included them in 2013 because the lender has accelerated the due date of the loans in connection with their decision to initiate foreclosure proceedings. We intend to repay the other remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

(b)
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by its lenders (Level 3).

(c)
Included in the debt maturing in 2014 are the Company’s convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require the Company to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets at March 31, 2013 reflect the value of the notes including the remaining unamortized discount of $773.

(d)
The Company has guaranteed approximately $7,400 of the mortgage secured by the Orchard Crossing investment property and would be required to make a payment on this guarantee upon the default of any of the provision in the loan document, unless the default is otherwise waived.

(e)
Included in the debt maturing during 2016 is the Company’s unsecured line of credit facility, totaling $80,000.  The Company pays interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of March 31, 2013, the weighted average interest rate on outstanding draws on the line of credit facility was 2.00%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2013, the Company was in compliance with these financial covenants.

(f)
Included in the debt maturing during 2017 is the Company’s $175,000 term loan which matures in August 2017.  The Company pays interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of March 31, 2013, the weighted average interest rate on the term loan was 2.00%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2013, the Company was in compliance with these financial covenants.

(g)
Included in the thereafter column is the Company’s $50,000 term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of March 31, 2013, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2013, the Company was in compliance with these financial covenants.

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

At March 31, 2013, approximately $361,000, or 50%, of our debt bore interest at variable rates, with a weighted average rate of 2.29% per annum. An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 1.0% annualized increase in interest rates would have increased our interest expense by approximately $903 for the three months ended March 31, 2013.

Equity Price Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices is a result of our investment in securities.  At March 31, 2013, our investment in securities, classified as available for sale, totaled $6,395.  The carrying values of investments in securities subject to equity price risks are based on quoted market prices as of the date of the applicable consolidated balance sheets.  Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  Fluctuation in the market price of a security may result from any number of factors including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments and general market conditions.  Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.  We do not engage in derivative or other hedging transactions to manage our equity price risk.

Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, a 10% increase or decrease in the fair value of our available-for-sale securities as of March 31, 2013 and December 31, 2012, would change their fair values by $640 and $771, respectively.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the board of directors.

Based on management’s evaluation as of March 31, 2013, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

As disclosed in certain of our previous SEC filings, U.S. Bank National Association, as successor trustee for the registered holders of TIAA Seasoned Commercial Mortgage Trust 2007-C4, Commercial Mortgage Pass-Through Certificates, Series 2007-C4 (the “Plaintiff”) has filed an action in the Circuit Court of the Sixteenth Judicial District, Kane County, Illinois (the “Court”) regarding the shopping center property commonly known as Algonquin Commons (Case #13CH12, the “Case”). On March 15, 2013, we received notice that the Plaintiff had filed an amended complaint in the Case (the “Amended Complaint”). As in the original complaint in the Case, the Amended Complaint alleges events of default under the loan documents for the mortgage loans encumbering Algonquin Commons. IN Retail Fund, L.L.C., an unconsolidated joint venture of the Company, IN Retail Fund Algonquin Commons, L.L.C. (the "Subsidiary Owner”) and Inland Commercial Property Management, Inc., our wholly owned subsidiary, were each named as defendants in the prior complaint and the Amended Complaint, along with other non-affiliates of the Company.
In connection with the Case, the Plaintiff filed a motion (the “Motion”) for appointment of a receiver for Algonquin Commons pursuant to the Illinois Mortgage Foreclosure Law (the “Foreclosure Law”). The Court granted the Motion and issued an order (the “Order”) effective March 1, 2013, appointing a receiver for Algonquin Commons (the “Receiver”) under the Foreclosure Law. As a result of the Order, the Receiver and his affiliated management company, are now managing and operating Algonquin Commons and are now collecting all rents for Algonquin Commons. The Subsidiary Owner argued against the appointment of a receiver for Algonquin Commons and has filed an appeal in the Appellate Court of Illinois, Second Judicial District in the Circuit Court for the Sixteenth Judicial District in Kane County, Illinois, appealing (among other things) the Order granting Plaintiff’s Motion for the Appointment of a Receiver and further intends to pursue all available defenses against and otherwise to contest the appointment of the Receiver to the maximum extent permitted under applicable law.

For additional information, please see Item 3 (Legal Proceedings) in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 28, 2013.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference:

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant, as amended (1)

3.2	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (2)

3.3	Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (3)

4.1	Specimen Stock Certificate (4)

4.2	Dividend Reinvestment Plan of the Registrant (5)

10.1
Second Amendment to Limited Liability Company Agreement of IRC-IREX Venture II, LLC, dated as of January 1, 2013, among Inland Exchange Venture Corporation and Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation (6)

10.2	Employment Agreement between Inland Real Estate Corporation and Mark E. Zalatoris, effective as of January 1, 2013 (7)

10.3	Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2013 (8)

10.4	Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2013 (9)

10.5	Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2013 (10)

10.6	Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2013 (11)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101
The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (12)

_____________________________________________________________________

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on November 8, 2012 (file number 001-32185).

(2)
Incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K dated April 23, 2010, as filed by the Registrant with the Securities and Exchange Commission on April 23, 2010 (file number 001-32185).

(3)
Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q/A for the period ended September 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on November 16, 2012 (file number 001-32185).

(4)
Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 16, 2012 (file number 001-32185).

(5)	Incorporated by reference to the Registrant’s Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 15, 2009 (file number 333-160582).

(6)
Incorporated by reference to Exhibit 10.54 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, as filed by the Registrant with the Securities and Exchange Commission on February 28, 2013 (file number 001-32185).

(7)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001.32185).

(8)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001.32185).

(9)
Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001.32185).

(10)
Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001.32185).

(11)
Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001.32185).

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

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris President and Chief Executive Officer (principal executive officer)
Date:	May 9, 2013

/s/ BRETT A. BROWN

By:	Brett A. Brown Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date:	May 9, 2013

Exhibit Index

Item No.	Description

3.1	Fourth Articles of Amendment and Restatement of the Registrant, as amended (1)

3.2	Amended and Restated Bylaws of the Registrant effective April 23, 2010 (2)

3.3	Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (3)

4.1	Specimen Stock Certificate (4)

4.2	Dividend Reinvestment Plan of the Registrant (5)

10.1
Second Amendment to Limited Liability Company Agreement of IRC-IREX Venture II, LLC, dated as of January 1, 2013, among Inland Exchange Venture Corporation and Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation (6)

10.2	Employment Agreement between Inland Real Estate Corporation and Mark E. Zalatoris, effective as of January 1, 2013 (7)

10.3	Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2013 (8)

10.4	Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2013 (9)

10.5	Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2013 (10)

10.6	Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2013 (11)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101
The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (12)

_____________________________________________________________________

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on November 8, 2012 (file number 001-32185).

(2)
Incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K dated April 23, 2010, as filed by the Registrant with the Securities and Exchange Commission on April 23, 2010 (file number 001-32185).

(3)
Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q/A for the period ended September 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on November 16, 2012 (file number 001-32185).

(4)
Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 16, 2012 (file number 001-32185).

(5)	Incorporated by reference to the Registrant’s Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 15, 2009 (file number 333-160582).

(6)
Incorporated by reference to Exhibit 10.54 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, as filed by the Registrant with the Securities and Exchange Commission on February 28, 2013 (file number 001-32185).

(7)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001.32185).

(8)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001.32185).

(9)
Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001.32185).

(10)
Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001.32185).

(11)
Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001.32185).

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