Form 10-Q
period 2013-06-30
INLAND REAL ESTATE CORP
filed 2013-08-08
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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

As of August 8, 2013, there were 99,640,703 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
June 30, 2013 and December 31, 2012
(In thousands, except per share data)

	June 30, 2013	December 31, 2012
Assets:	(unaudited)
Investment properties:
Land	$399,833	313,261
Construction in progress	20,841	20,837
Building and improvements	1,161,985	957,794
	1,582,659	1,291,892
Less accumulated depreciation	336,311	329,997
Net investment properties	1,246,348	961,895

Cash and cash equivalents	12,157	18,505
Investment in securities	5,855	8,711
Accounts receivable, net	36,139	25,076
Mortgages receivable	—	12,955
Investment in and advances to unconsolidated joint ventures	113,233	129,196
Acquired lease intangibles, net	121,904	41,692
Deferred costs, net	19,590	19,436
Other assets	28,274	25,939
Total assets	$1,583,500	1,243,405

Liabilities:
Accounts payable and accrued expenses	$58,690	36,918
Acquired below market lease intangibles, net	45,087	12,976
Distributions payable	5,130	4,606
Mortgages payable	541,254	412,361
Unsecured credit facilities	290,000	305,000
Convertible notes	28,558	28,327
Other liabilities	20,734	33,014
Total liabilities	989,453	833,202

Stockholders’ Equity:
Preferred stock, $0.01 par value, 12,000 shares authorized; 4,400 8.125% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, issued and outstanding at June 30, 2013 and December 31, 2012, respectively	110,000	110,000
Common stock, $0.01 par value, 500,000 shares authorized; 99,626 and 89,366 Shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	996	894
Additional paid-in capital (net of offering costs of $74,492 and $70,238 at June 30, 2013 and December 31, 2012, respectively)	886,737	784,139
Accumulated distributions in excess of net income	(395,913)	(476,185)
Accumulated other comprehensive loss	(5,814)	(9,269)
Total stockholders’ equity	596,006	409,579

Noncontrolling interest	(1,959)	624
Total equity	594,047	410,203

Total liabilities and equity	$1,583,500	1,243,405

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30, 2013 and 2012 (unaudited)
(In thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$29,947	28,580	57,439	55,812
Tenant recoveries	10,600	8,858	21,472	18,720
Other property income	426	894	996	1,286
Fee income from unconsolidated joint ventures	1,958	1,030	3,554	2,067
Total revenues	42,931	39,362	83,461	77,885

Expenses:
Property operating expenses	5,789	4,957	13,326	11,839
Real estate tax expense	8,448	7,346	15,654	14,412
Depreciation and amortization	14,583	13,585	27,143	28,584
Provision for asset impairment	369	479	369	479
General and administrative expenses	5,269	4,452	9,976	8,959
Total expenses	34,458	30,819	66,468	64,273

Operating income	8,473	8,543	16,993	13,612
Other income	664	942	1,509	2,464
Gain from settlement of receivables	3,095	—	3,095	—
Gain from change in control of investment properties	95,378	1,043	95,378	1,043
Gain on sale of investment properties	—	—	1,498	—
Gain on sale of joint venture interest	393	12	734	64
Impairment of investment securities	—	—	(98)	—
Interest expense	(8,407)	(9,255)	(16,519)	(17,905)
Income (loss) before income tax benefit (expense) of taxable REIT subsidiaries, equity in earnings of unconsolidated joint ventures and discontinued operations	99,596	1,285	102,590	(722)

Income tax benefit (expense) of taxable REIT subsidiaries	(1,567)	4,560	(1,795)	4,680
Equity in earnings of unconsolidated joint ventures	2,172	756	3,512	789
Income from continuing operations	100,201	6,601	104,307	4,747

Income from discontinued operations	3,771	466	6,578	814
Net income	103,972	7,067	110,885	5,561

Net (income) loss attributable to the noncontrolling interest	(2)	79	(14)	76
Net income attributable to Inland Real Estate Corporation	103,970	7,146	110,871	5,637

Dividends on preferred shares	(2,295)	(2,223)	(4,505)	(3,478)
Net income attributable to common stockholders	$101,675	4,923	106,366	2,159

Basic and diluted earnings attributable to common shares per weighted average common share:
Income from continuing operations	$1.05	0.05	1.09	0.01
Income from discontinued operations	0.04	0.01	0.07	0.01
Net income attributable to common stockholders per weighted average common share — basic and diluted	1.09	0.06	1.16	0.02

Weighted average number of common shares outstanding — basic	92,803	88,962	91,149	88,934

Weighted average number of common shares outstanding — diluted	93,042	89,077	91,384	89,049

Comprehensive income:
Net income attributable to common stockholders	$101,675	4,923	106,366	2,159
Unrealized gain (loss) on investment securities	(124)	(139)	99	710
Reclassification of gain on sale of investment securities	(225)	(448)	(485)	(1,038)
Unrealized gain (loss) on derivative instruments	2,813	(2,266)	3,841	(1,267)
Comprehensive income	$104,139	2,070	109,821	564

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Equity
For the six months ended June 30, 2013 (unaudited)
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders' equity	Noncontrolling interest	Total equity

	Issued	Amount	Issued	Amount

Balance December 31, 2012	4,400	$110,000	89,366	$894	$784,139	$(476,185)	$(9,269)	$409,579	$624	$410,203
Issuance of common stock, including DRP	—	—	10,088	100	107,945	—	—	108,045	—	108,045
Exercise of stock options	—	—	5	—	39	—	—	39	—	39
Deferred stock compensation	—	—	167	2	(1,147)	—	—	(1,145)	—	(1,145)
Amortization of debt issue costs	—	—	—	—	15	—	—	15	—	15
Offering costs	—	—	—	—	(4,254)	—	—	(4,254)	—	(4,254)
Net income	—	—	—	—	—	110,871	—	110,871	14	110,885
Dividends on preferred shares	—	—	—	—	—	(4,505)	—	(4,505)	—	(4,505)
Distributions declared, common	—	—	—	—	—	(26,094)	—	(26,094)	—	(26,094)
Unrealized gain on investment securities	—	—	—	—	—	—	99	99	—	99
Reclassification of gain on sale of investment securities	—	—	—	—	—	—	(485)	(485)	—	(485)
Unrealized gain on derivative instruments	—	—	—	—	—	—	3,841	3,841	—	3,841
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2,597)	(2,597)
Balance June 30, 2013	4,400	$110,000	99,626	$996	$886,737	$(395,913)	$(5,814)	$596,006	$(1,959)	$594,047

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2013 and 2012 (unaudited)
(In thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$110,885	5,561
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	369	479
Depreciation and amortization	27,618	29,466
Amortization of deferred stock compensation	(1,147)	126
Amortization on acquired above/below market leases and lease inducements	459	(46)
Gain on sale of investment properties	(4,734)	—
Gain from change in control of investment properties	(95,378)	(1,043)
Impairment of investment securities	98	—
Gain from settlement of receivables	(3,095)	—
Realized gain on investment securities, net	(819)	(1,091)
Equity in earnings of unconsolidated ventures	(3,512)	(789)
Gain on sale of joint venture interest	(734)	(64)
Straight line rent	303	(510)
Amortization of loan fees	1,449	1,615
Amortization of convertible note discount	232	232
Distributions from unconsolidated joint ventures	—	71
Changes in assets and liabilities:
Restricted cash	(237)	886
Accounts receivable and other assets, net	(4,149)	(6,314)
Accounts payable and accrued expenses	1,221	4,067
Prepaid rents and other liabilities	(3,251)	(186)
Net cash provided by operating activities	25,578	32,460

Cash flows from investing activities:
Restricted cash	(1,937)	2,591
Proceeds from sale of interest in joint venture, net	34,620	2,289
Purchase of investment securities	—	(2,614)
Sale of investment securities	3,190	2,972
Purchase of investment properties	(143,039)	(168,603)
Additions to investment properties, net of accrued additions	(4,770)	(10,212)
Proceeds from sale of investment properties, net	8,601	15,385
Proceeds from land condemnation	167	—
Distributions from unconsolidated joint ventures	8,589	22,545
Investment in unconsolidated joint ventures	(9,592)	(11,174)
Funding of mortgages receivable	(1,287)	(8,996)
Payment of leasing fees	(1,350)	(1,447)
Net cash used in investing activities	(106,808)	(157,264)

Cash flows from financing activities:
Proceeds from exercise of options	39	7
Issuance of shares, including DRP, net of offering costs	103,793	59,597
Loan proceeds	18,800	89,787
Payoff of debt	(863)	(9,388)
Proceeds from the unsecured line of credit facility	47,000	105,000
Repayments on the unsecured line of credit facility	(62,000)	(85,000)
Loan fees	(287)	(628)
Distributions paid	(30,075)	(28,627)
Distributions to noncontrolling interest partners	(300)	(301)
Contributions to noncontrolling interest	—	50
Margin loan payable	—	(715)
Payment of earnout liability	(1,225)	—
Net cash provided by financing activities	74,882	129,782

Net increase (decrease) in cash and cash equivalents	(6,348)	4,978
Cash and cash equivalents at beginning of period	18,505	7,751
Cash and cash equivalents at end of period	$12,157	12,729

Supplemental disclosure of cash flow information
Cash paid for interest	$11,216	14,788

Non-cash accrued additions to investment properties	$(3,596)	(394)

Non-cash distributions to noncontrolling interest partners	$(2,297)	—
 The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

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

Recent Accounting Principles

The FASB issued ASU 2011-10 to resolve the diversity in practice about whether previous guidance applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. Under the amendments in this update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This ASU was effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. The pronouncement did not have an impact on the

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

Company's consolidated financial statements as the Company has not surrendered control of any of its in substance real estate investments.

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

(2)           Investment Securities

At June 30, 2013 and December 31, 2012, investment in securities includes $4,855 and $7,711, respectively, of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value.  In addition, $1,000 in each period of preferred securities are recorded at cost.  The Company determined that these securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized.  The Company has recorded a net unrealized gain of $376 and $762 on the accompanying consolidated balances sheets as of June 30, 2013 and December 31, 2012, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the three and six months ended June 30, 2013 resulted in gains on sale of $207 and $819, respectively, and during the three and six months ended June 30, 2012, these gains were $439 and $1,091, respectively. These gains are included in other income in the accompanying consolidated statements of operations and comprehensive income.  Dividend income is recognized when received.

The Company evaluates its investments for impairment quarterly.  The Company’s policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary.  During the six months ended June 30, 2013, the Company recognized an impairment charge of $98, with respect to its investment in perpetual preferred and common securities in the accompanying consolidated financial statements. Due to various factors, including the extent and duration during which the market price had been below cost, the Company concluded the decline in value was other than temporary. No such losses were required or recorded for the six months ended June 30, 2012.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
REIT Stock	$1,371	(15)	74	(4)	1,445	(19)

Non-REIT Stock	$61	(11)	—	—	61	(11)

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at June 30, 2013	Investment in and advances to unconsolidated joint ventures at June 30, 2013	Investment in and advances to unconsolidated joint ventures at December 31, 2012
IN Retail Fund LLC (a)	—%	$—	18,007
Oak Property and Casualty	20%	1,378	1,494
TMK/Inland Aurora Venture LLC (b)	40%	(269)	2,088
PTI Boise LLC, PTI Westfield, LLC (c)	85%	11,607	11,507
INP Retail LP (d)	55%	88,727	91,438
IRC/IREX Venture II LLC (e)	(f)	11,790	4,662
Investment in and advances to unconsolidated joint ventures		$113,233	129,196
 ________________________________________

(a)	Joint venture with New York State Teachers Retirement System (“NYSTRS”). The Company now owns 100% of the outstanding interests in this joint venture.

(b)	The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)	Joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”)

(d)	Joint venture with PGGM Private Real Estate Fund (“PGGM”)

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

The unconsolidated joint ventures had total outstanding debt in the amount of $313,100 (total debt, not the Company’s pro rata share) at June 30, 2013 that matures as follows:

Joint Venture Entity	2013	2014	2015	2016	2017	Thereafter	Total
PTI Boise LLC (a)	$—	2,700	—	—	—	—	2,700
PTI Westfield LLC (b)	5,845	—	—	—	—	—	5,845
INP Retail LP	—	—	5,800	—	26,518	208,821	241,139
IRC/IREX Venture II LLC	—	—	—	—	5,850	57,566	63,416
Total unconsolidated joint venture debt (c)	$5,845	2,700	5,800	—	32,368	266,387	313,100
 ________________________________________

(a)	The Company is the lender to the joint venture.

(b)
This loan matures in December 2013.  The Company has guaranteed approximately $600 of this outstanding loan. The PTI Westfield joint venture will attempt to extend or restructure this joint venture debt, as it has done in the past, although there is no assurance that the Company, or its joint venture partner, will be able to restructure this debt on terms and conditions the Company finds acceptable, if at all.

(c)
The total debt above reflects the total principal amount outstanding.  The unconsolidated joint ventures' balance sheets at June 30, 2013 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $4,332.

The Company has guaranteed approximately $600 of unconsolidated joint venture debt as of June 30, 2013. The guarantee is in effect for the entire term of the loan as set forth in the loan documents.  The Company is required to pay on a guarantee upon the default of any of the provisions in the loan documents, unless the default is otherwise waived.  The Company is required to estimate the fair value of the guarantee and, if material, record a corresponding liability.  The Company has determined that the fair value of the guarantee is immaterial as of June 30, 2013 and accordingly has not recorded a liability related to the guarantees on the accompanying consolidated balance sheets.

The Company earns fees for providing asset management, property management, leasing and acquisition activities to its joint ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission, which is reflected as fee income from unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  Fee income earned for the three and six months ended June 30, 2013 and 2012 are reflected in the table below.

	Three months ended June 30,		Six months ended June 30,
Joint Venture with:	2013	2012	2013	2012
PGGM	$635	460	1,197	856
NYSTRS	169	232	390	541
IPCC	1,153	336	1,964	662
Other	1	2	3	8
Fee income from unconsolidated joint ventures	$1,958	1,030	3,554	2,067

The fee income from the joint venture with PGGM has increased due to the increase in assets under management. The fee income from the joint venture with IPCC increased due to acquisition fees earned in conjunction with the sales of ownership

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

interests in the properties available for sale during each period. The fee income from the joint venture with NYSTRS decreased due to the consolidation during the three months ended June 30, 2013 of the properties in which we acquired the ownership interests from our joint venture partner. Additionally, the decrease is due to the timing of receipts from various tenants during each period.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company’s continuing involvement with these investment properties.  Differences between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture property assets.  During the three and six months ended June 30, 2013, the Company recorded $767 and $1,657, respectively, of amortization of this basis difference, as compared to $887 and $1,702 during the three and six months ended June 30, 2012, respectively, which is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.

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

As of June 30, 2013, the joint venture has acquired a total of approximately $540,000 of retail assets, including those properties contributed by the Company. As of June 30, 2013, PGGM's remaining maximum commitment was approximately $89,000 and the Company's was approximately $107,000.

As properties were contributed to the joint venture, the net assets were removed from the Company's consolidated financial statements. The table below reflects those properties that were deconsolidated during the six months ended June 30, 2012. The Company did not contribute additional assets to the joint venture during the six months ended June 30, 2013 and is not required to do so in the future.

June 30, 2012
Net investment properties	$(50,845)
Acquired lease intangibles, net	(149)
Deferred costs, net	(1,120)
Other assets	(1,675)
Mortgages payable	20,891
Other liabilities	193
Net assets contributed	$(32,705)

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

During the six months ended June 30, 2013, the Company recorded approximately $1,384 of gain from the portion of the investment properties deemed sold to third-party venture partners.

Joint Venture with NYSTRS

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

On June 3, 2013, the Company completed the acquisition of the 50 percent ownership interest of NYSTRS in the joint venture entity. The Company acquired the 50% interest of NYSTRS in the joint venture for approximately $121,100 in cash. The Company funded the acquisition utilizing $91,600 received from selling 9,000 shares of its common stock during the period, cash on hand and funds received from a draw on its $175,000 line of credit facility. The Company now owns all of the outstanding interests in the joint venture. The Company's decision to acquire the joint venture interest was based on advancing its strategic goals to increase the size and quality of its consolidated portfolio, simplify the ownership structure and strengthen the Company's balance sheet. See additional discussion of this transaction under the heading "Change in Control Transactions" in this footnote 3.

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

The joint venture was determined to be a VIE under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any ownership interests, the joint venture owns 100% of the ownership interests in the property and controls the major decisions that affect the underlying property; and therefore upon initial acquisition, the joint venture consolidates the property.  At the time of first sale of an ownership interest, the joint venture no longer controls the underlying property as the activities and decisions that most significantly impact the property’s economic performance are now subject to joint control among the co-owners or lender; and therefore, at such time, the property is deconsolidated and accounted for under the equity method (unconsolidated).  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures until all ownership interests have been sold.  The table below reflects those properties that were deconsolidated during the six months ended June 30, 2013 and 2012, and therefore no longer represent the consolidated assets and liabilities of the VIE.

	June 30, 2013	June 30, 2012
Investment properties	$(58,018)	(10,629)
Acquired lease intangibles	(8,236)	(1,762)
Below market lease intangibles	828	691
Mortgages payable	39,985	5,850
Net change to investment in and advances to unconsolidated joint ventures	$(25,441)	(5,850)

During the six months ended June 30, 2013 and 2012, the joint venture with IPCC acquired seven and ten investment properties, respectively.  In conjunction with the sales of ownership interests, the Company recorded gains of approximately $393 and $734 for the three and six months ended June 30, 2013, respectively, as compared to $12 and $64 for the three and six months ended June 30, 2012, respectively. These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

Variable Interest Entity Financial Information

The following table presents certain assets and liabilities of consolidated variable interest entities ("VIEs"), which are included in the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.  The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

	June 30, 2013	December 31, 2012
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Net investment properties	$2,796	55,823
Other assets	399	8,589
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$3,195	64,412

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Mortgages payable	$—	33,085
Other liabilities	40	1,638

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$40	34,723

Change in Control Transactions
Prior to the change in control transactions, the Company accounted for its investment in each of the properties discussed below as equity method investees. The change in control transactions were accounted for as business combinations, which required the Company to record the assets and liabilities of each property at its fair value, which was derived using Level 3 inputs. Upon consolidation, the Company valued these properties utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, including discount rates and capitalization rates applied to the expected future cash flows of the property. The Company estimated the fair value of the remaining debt by discounting the future cash flows of the instrument at rates currently offered for similar debt instruments (Level 2). The gains resulting from the fair value adjustments of the respective assets acquired and liabilities assumed are reflected as gain from change in control of investment properties on the accompanying consolidated statements of operations and comprehensive income.

On June 3, 2013, the Company acquired NYSTRS interest in the IN Retail Fund, LLC joint venture and as a result owns 100 percent of the ownership interest in the 13 properties previously part of the joint venture. The assets, liabilities and results of operations of the related properties are now included in the Company's consolidated financial statements from the date of acquisition. The fair value of the portfolio was determined to be approximately $396,000 with the face value of total outstanding mortgage debt of approximately $152,204, which are both net of $3,742 of related premiums and discounts, plus other related assets and liabilities. The consolidation of these properties resulted in a gain of approximately $95,378.

During the six months ended June 30, 2012, the Company, on behalf of the NARE/Inland North Aurora LLC joint ventures, negotiated with the lender of the North Aurora Town Center development properties to repay the mortgage payable, which matured in July 2011, at a discount. The Company contributed $10,000 to repay the entire $30,537 outstanding mortgage, resulting in a gain on extinguishment of debt in the amount of $20,537. In conjunction with this debt repayment, the joint ventures previously established to develop these properties were dissolved and the development properties and remaining indebtedness were consolidated by the Company. The consolidation of these properties resulted in a loss of approximately $19,494. The Company recorded a net gain on the change in control of $1,043 related to this transaction.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

	IN Retail Fund, LLC June 30, 2013	North Aurora Town Center June 30, 2012
Investment properties:
Land	$103,430	1,127
Building and improvements (a)	238,482	3,512
Construction in progress	—	7,970
Investment properties	341,912	12,609
Cash	5,609	—
Accounts receivable	7,668	—
Acquired lease intangibles	89,871	2,876
Deferred costs	1,134	—
Other assets	587	74
Total assets acquired	446,781	15,559

Accounts payable and accrued expenses	12,482
Mortgages payable, net (a)	155,946	4,300
Acquired below market lease intangibles	32,415
Other liabilities	1,529	85

Net assets acquired	$244,409	11,174

(a)

(a)	Includes $3,742 of unamortized mortgage premiums and discounts.

The following table summarizes the investment in the joint ventures:

	IN Retail Fund, LLC June 30, 2013	North Aurora Town Center June 30, 2012
Investments in and advances to unconsolidated joint ventures prior to change in control transaction	$28,328	—
Investments in and advances to unconsolidated joint ventures activity	(365)	10,131
Gain from change in control of investment properties	95,378	1,043
Cash paid	121,068	—
Net assets acquired	$244,409	11,174

The following condensed pro forma consolidated financial statements for the three and six months ended June 30, 2013 and 2012 include adjustments related to the acquisition of the ownership interest in IN Retail Fund, LLC which is considered material to the consolidated financial statements, assuming the acquisition had been consummated as of January 1, 2012. On a pro forma basis, the Company assumes shares outstanding as of June 30, 2013 were outstanding as of January 1, 2012. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming this acquisition had been consummated as of January 1, 2012 nor does it purport to represent the results of operations for future periods.

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Historical	Pro Forma Adjustments	As Adjusted (unaudited)	Historical	Pro Forma Adjustments	As Adjusted (unaudited)
Total revenues	$42,931	7,249	50,180	83,461	18,703	102,164

Net income attributable to Inland Real Estate Corporation	$103,970	(2,827)	101,143	110,871	(7,245)	103,626

Net income attributable to common stockholders	$101,675	(2,827)	98,848	106,366	(7,245)	99,121

Net income attributable to common stockholders per weighted average common share - basic and diluted	$1.09		1.00	1.16		1.01

Weighted average number of common shares outstanding - basic	92,803		99,034	91,149		98,756

Weighted average number of common shares outstanding - diluted	93,042		99,273	91,384		98,049

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

	Three months ended June 30, 2012			Six months ended June 30, 2012
	Historical	Pro Forma Adjustments	As Adjusted (unaudited)	Historical	Pro Forma Adjustments	As Adjusted (unaudited)
Total revenues	$39,362	10,720	50,082	77,885	21,832	99,717

Net income (loss) attributable to Inland Real Estate Corporation	$7,146	(4,470)	2,676	5,637	(9,151)	(3,514)

Net income (loss) attributable to common stockholders	$4,923	(4,470)	453	2,159	(9,151)	(6,992)

Net income (loss) attributable to common stockholders per weighted average common share - basic and diluted	$0.06		—	0.02		(0.07)

Weighted average number of common shares outstanding - basic	88,962		97,962	88,934		97,934

Weighted average number of common shares outstanding - diluted	89,077		98,077	89,049		98,049

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

The impairment of assets during the six months ended June 30, 2013 at the joint venture level and the Company's pro-rata share are included in the below table. The Company's pro-rata share of the loss is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income. No impairment losses were required or recorded during the six months ended June 30, 2012.

	Six months ended June 30, 2013
Joint Venture Entity	Total impairment	Company’s pro rata share
TMK/Inland Aurora Venture LLC	$1,730	692
	$1,730	692
Joint Venture Financial Statements

Summarized financial information for the unconsolidated joint ventures is as follows:

	As of
	June 30, 2013	December 31, 2012
Balance Sheet:
Assets:
Investment in real estate, net	$655,491	888,476
Other assets	61,649	84,921
Total assets	$717,140	973,397

Liabilities:
Mortgage payable (a)	$317,432	460,116
Other liabilities	60,964	90,989
Total liabilities	$378,396	551,105

Total equity	$338,744	422,292

Total liabilities and equity	$717,140	973,397

Investment in and advances to unconsolidated joint ventures	$113,233	129,196

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Statement of Operations:
Total revenues	$27,427	26,300	59,452	50,139
Total expenses (b)	(25,735)	(27,105)	(58,482)	(52,772)
Income (loss) from operations	$1,692	(805)	970	(2,633)

Inland’s pro rata share of income (loss) from operations (c)	$2,172	756	3,512	789
  ________________________________________

(a)	Includes $4,332 of unamortized mortgage premiums and discounts.

(b)
Total expenses for the six months ended June 30, 2013 include impairment charges in the amount of $1,730. No impairment charges were recorded during the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2012.

(c)	IRC’s pro rata share includes the amortization of certain basis differences and an elimination of IRC’s pro rata share of the management fee expense.

(4)           Acquisitions

Date Acquired	Property	City	State	GLA Sq. Ft.	Approximate Purchase Price
01/24/13	Family Dollar (a)	Abilene	TX	9,180	$1,142
01/24/13	Family Dollar (a)	Colorado City	TX	8,320	1,009
02/12/13	Mariano's (a)	Palatine	IL	71,324	22,675
02/12/13	Mariano's (a) (b)	Vernon Hills	IL	71,248	27,883
04/17/13	Family Dollar	Cameron	TX	8,320	938
04/17/13	Family Dollar	Charleston	MO	8,320	1,107
04/17/13	Family Dollar	Wausaukee	WI	8,000	1,137
04/17/13	Winfield Pointe Center (c)	Winfield	IL	19,888	(c)
04/17/13	Eola Commons (c)	Aurora	IL	23,080	(c)
04/24/13	Warsaw Commons (d)	Warsaw	IN	87,826	11,393

	Total			315,506	$67,284
  ________________________________________

(a)	These properties were deconsolidated during the six months ended June 30, 2013 as a result of sales of ownership interests to investors.

(b)	Subsequent to the original purchase, on March 14, 2013, the Company acquired an additional 82,328 square foot parking lot for approximately $4,238, which is included in the purchase price above.

(c)
The Company acquired title to these properties through foreclosure proceedings. The Company had acquired the notes encumbering these properties in 2012 at a discount to their face value. In conjunction with the acquisition, the notes were extinguished. The Company recorded Winfield Pointe Center at $2,583 and Eola Commons at $3,994, representing the respective fair value of each property at the time of acquisition.

(d)	This property is subject to future earnout payments of approximately $1,800, the fair value as calculated based on anticipated payments, of which $1,225 has already been paid.

During the six months ended June 30, 2013, consistent with the Company’s growth initiative, the Company acquired the investment properties listed above, which were consolidated upon acquisition.  The Company acquired 100% of the beneficial interests of each property for an aggregate purchase price of approximately $67,284.

The following table presents certain additional information regarding the Company’s acquisitions during the six months ended June 30, 2013. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date were as follows:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

Property	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles
Family Dollar	$145	907	93	3
Family Dollar	6	993	21	11
Mariano's	4,239	14,846	3,590	—
Mariano's	6,688	17,194	4,001	—
Family Dollar	39	781	127	9
Family Dollar	195	799	113	—
Family Dollar	92	905	140	—
Winfield Pointe Center	697	1,364	661	139
Eola Commons	1,078	2,017	1,016	117
Warsaw Commons	1,519	8,418	2,394	938

Total	$14,698	48,224	12,156	1,217

The Company has not included pro forma financial information related to the above properties acquired during the six months ended June 30, 2013. Properties acquired through our joint venture with IPCC are only consolidated for a short period of time until the first sale to TIC or DST investors at which point, they become unconsolidated. The acquisitions of Eola Commons and Winfield Point Center were the result of the settlement of outstanding notes receivable. It is the Company's intention to sell these properties in the near term. The Company acquired Warsaw Commons with the intention of holding this property long-term, however, management has deemed pro forma information immaterial to the overall consolidated financial statements.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at June 30, 2013 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$4,855	—	—
Total assets	$4,855	—	—

Derivative interest rate instruments liabilities (a)	$—	6,190	—
Variable rate debt (b)	—	—	343,181
Fixed rate debt (b)	—	—	528,627
Total liabilities	$—	6,190	871,808

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

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

Level 3
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders. At June 30, 2013 and December 31, 2012, the Company used rates of 4.2% for fixed rate debt and 2.6% for variable rate debt in each period.  The Company has not elected the fair value option with respect to its debt.  The Company’s financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at June 30, 2013 and December 31, 2012.

The following table summarizes activity for the Company's assets measured at fair value on a non-recurring basis. The Company recognized certain non-cash impairment charges to write down the investments to their fair value during the six months ended June 30, 2013. The asset groups that were impaired to fair value through this evaluation were:

	Six months ended June 30, 2013
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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates) the estimated fair value of its real estate assets could be overstated.

During the six months ended June 30, 2013, the joint venture owning the Savannah Crossing property sold a portion of the property at a price below its carrying value, requiring an impairment to fair value for this portion of the center. The Company assessed the remainder of the property and determined that based on recent comparable sales of approximately $10 per square foot, an additional impairment was required to write the entire asset down to fair value. The impairment loss included in the table above reflects the total amount to the joint venture. The Company's pro rata share of this loss, equal to $692, is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.

(6)    Mortgages and Notes Receivable

In April 2012, the Company entered into a loan agreement with a developer of the Warsaw Commons Shopping Center in Warsaw, Indiana.  The loan provided construction financing to the developer to complete the development of 87,826 square feet of rentable space.  The loan accrued interest at a rate of 7.0% per annum and was added to the balance of the loan on a monthly basis until the interest reserve was met, at which point the borrower began making cash payments. The maximum loan amount under the agreement was $11,545.  The total outstanding balance, plus accrued interest was due upon the May 31, 2013 maturity date.  In conjunction with this loan agreement, the Company earned a fee of $115, equal to 1.0% of the maximum allowed under the loan. Total interest income earned during the six months ended June 30, 2013 was $234.  Upon completion of the development, the Company had the obligation to acquire the property at a pre-determined price, expected to be approximately $13,000.  Due to the Company’s purchase obligation, the loan fee and interest income earned have not been reflected as income in the accompanying consolidated statements of operations and comprehensive income.

On April 24, 2013, the Company acquired title to the Warsaw Commons Shopping Center for a price of $11,393, subject to future earnout payments. Future earnout payments are estimated to be approximately $1,800, of which approximately $1,200 has already been paid. The balance of the outstanding note was $10,957, and for financial statement purposes was $10,272, at the time of closing. The settlement of this outstanding note resulted in a gain of $685 during the six months ended June 30, 2013.

In May 2012, the Company, through its TRS, paid approximately $3,969 to acquire the notes on two properties which were in default.  The loans were acquired at a discount to the outstanding balance.  The TRS acquired for $1,800, the $3,720 note encumbering the Winfield Pointe Shopping Center, located in Winfield, Illinois and acquired for $2,169, the $4,500 note encumbering the Eola Commons Shopping Center located in Aurora, Illinois.  The TRS obtained title to each of these properties through foreclosure proceedings during the six months ended June 30, 2013.

Upon the April 17, 2013 ownership transfer, we valued these properties utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, using discount rates and capitalization rates applied to the expected future cash flows of the property. In conjunction with the acquisitions, the notes were extinguished. The fair value of Eola Commons was determined to be $3,994 and the fair value of Winfield Pointe Center was $2,583. The title transfer resulted in a gain of $2,410.

Subsequent to the end of the quarter, the TRS sold the Eola Commons Shopping Center, and intends to sell Winfield Pointe Shopping Center. Reference is made to footnote 16 for information related to the sale of Eola Commons Shopping Center, subsequent to June 30, 2013.

(7)    Transactions with Related Parties

The Company pays affiliates of TIGI for real estate-related brokerage services, investment advisory services and various administrative services, including, but not limited to, payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing.  These TIGI affiliates provide these services at cost, with the exception of the investment advisor fees and the broker commissions.  The investment advisor fees are charged as a percentage of total assets under management and the broker commissions are charged as a percentage of the gross transaction amount.  TIGI, through its affiliates, beneficially owns approximately 12.5% of the Company’s outstanding common stock.  Daniel L. Goodwin, one of our directors, owns a controlling amount of the stock of TIGI.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

Amounts paid to TIGI or its affiliates for services and office space provided to the Company are set forth below.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Investment advisor	$22	26	40	44
Loan servicing	21	36	52	68
Property tax payment/reduction work	64	50	73	74
Computer services	156	146	309	237
Other service agreements	42	41	93	89
Broker commissions	—	153	98	362
Office rent and reimbursements	120	126	239	231

Total	$425	578	904	1,105

During the three and six months ended June 30, 2012, the Company paid a total of $32 and $292 respectively, in mortgage brokerage fees to Grubb & Ellis Company (“Grubb & Ellis”).  No mortgage brokerage fees were paid to Grubb & Ellis during the three and six months ended June 30, 2013.  Thomas P. D’Arcy, one of the Company’s independent directors, served as the president, chief executive officer and a member of the board of directors of Grubb & Ellis until April 2012.  Mr. D’Arcy did not participate in these transactions and did not have a material interest in them.  Joel Simmons, one of the Company’s directors, had an indirect personal interest as a broker in these transactions.  Mr. Simmons served as an executive vice president of Grubb & Ellis until April 2012.  Currently, Mr. Simmons is the Executive Managing Director of BGC Partners, a global provider of real estate services.  The Company may incur mortgage brokerage fees through BGC Partners in the future. No mortgage brokerage fees were paid to BGC Partners during the three and six months ended June 30, 2013 and 2012.

(8)               Discontinued Operations

During the six months ended June 30, 2013 and 2012, the Company sold a total of four and two investment properties, respectively.  The following table summarizes the properties sold, date of sale, indebtedness repaid, if any, approximate sales proceeds (net of closing costs), gain on sale, whether the sale qualified as part of a tax deferred exchange and applicable asset impairments.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain on Sale	Tax Deferred Exchange	Provision for Asset Impairment
Grand Traverse Crossings	June 7, 2012	$—	$1,018	$—	No	$123
Riverplace Center	June 15, 2012	—	4,067	—	No	356
Quarry Outlot	February 20, 2013	—	3,081	1,999	No	—
Oak Lawn Town Center	March 5, 2013	—	3,005	681	No	—
Winnetka Commons	May 14, 2013	—	3,573	556	No	—
Cub Foods - Buffalo Grove	May 31, 2013	3,838	2,241	—	No	369

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of June 30, 2013, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at June 30, 2013 and December 31, 2012, the Company has recorded $111 and $231, respectively, of assets related to discontinued operations and $19 and $51, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three and six months ended June 30, 2013, the Company has recorded income from discontinued operations of $3,771 and $6,578, respectively. One property sold during the three and six months ended June 30, 2013 was sold at a price below its current carrying value and as a result, a provision for asset impairment totaling $369 was recorded during each period. The three and six months ended June 30, 2013 includes gains on sale of $556 and $3,236, respectively. Additionally, for the three and six months ended June 30, 2012, the Company has recorded income from discontinued operations of $466 and $814, respectively. The properties sold during the three and six months ended June 30, 2012 were sold at prices below their current carrying value and as a result, a provision for asset impairment totaling $479 was recorded during each period. No gains on sale were recorded within discontinued operations during the three and six months ended June 30, 2012.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

(9)               Operating Leases

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include decreases of $183 and $303 for the three and six months ended June 30, 2013, respectively and increases of $252 and $510 for the three and six months ended June 30, 2012, respectively of rental income for the period of occupancy for which stepped rent increases apply and $20,240 and $20,543 in related accounts receivable as of June 30, 2013 and December 31, 2012, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

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

The Company had no uncertain tax positions as of June 30, 2013.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of June 30, 2013. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012 or in the consolidated balance sheets as of June 30, 2013 and December 31, 2012. As of June 30, 2013, returns for the calendar years 2009 through 2012 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

(11)    Secured and Unsecured Debt

Total Debt Maturity Schedule

The following table presents the principal amount of total debt maturing each year, including amortization of principal, based on debt outstanding at June 30, 2013:

	2013 (a) (a)		2014 (a) (a)		2015	2016		2017		Thereafter		Total
Fixed rate debt	$101,952		88,162	(b)	37,798	8,974		46,168		227,673		510,727	(c)
Weighted average interest rate	5.48%		5.29%		6.11%	5.00%		5.05%		5.10%		5.27%
Variable rate debt	$14,800	(d)	6,200		—	100,000	(e)	175,000	(f)	50,000	(g)	346,000	(c)
Weighted average interest rate	3.20%		0.36%		—%	2.23%		2.00%		3.50%		2.30%
 ________________________________________

(a)
Approximately $156,719 of the Company’s mortgages payable matures in the next twelve months.  Included in the debt maturing in 2013 is approximately $90,247 secured by the Company's Algonquin Commons property. Although these loans do not mature until November 2014, the Company has included them in 2013 because the lender has accelerated the due date of the loans in connection with their decision to initiate foreclosure proceedings. The Company intends to repay the other remaining maturing debt upon maturity using available cash and/or borrowings under its unsecured line of credit facility.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

(b)
Included in the debt maturing in 2014 are the Company’s convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require the Company to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets at June 30, 2013 reflect the value of the notes including the remaining unamortized discount of $657.

(c)
The total debt above reflects the total principal amount outstanding.  The consolidated balance sheets at June 30, 2013 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $3,742.

(d)
The Company has guaranteed approximately $7,400 of the mortgage secured by the Orchard Crossing investment property and would be required to make a payment on this guarantee upon the default of any of the provision in the loan document, unless the default is otherwise waived.

(e)
Included in the debt maturing during 2016 is the Company’s unsecured line of credit facility, totaling $65,000.  The Company pays interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of June 30, 2013, the weighted average interest rate on outstanding draws on the line of credit facility was 2.00%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2013, the Company was in compliance with these financial covenants.

(f)
Included in the debt maturing during 2017 is the Company’s $175,000 unsecured term loan which matures in August 2017.  The Company pays interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of June 30, 2013, the weighted average interest rate on the term loan was 2.00%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2013, the Company was in compliance with these financial covenants.

(g)
Included in the thereafter column is the Company’s $50,000 unsecured term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of June 30, 2013, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2013, the Company was in compliance with these financial covenants.

Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  The face value of mortgage loans outstanding as of June 30, 2013 was $537,512 and they bore interest at a weighted average interest rate of 5.00% per annum.  The consolidated balance sheets at June 30, 2013 reflect the fair value of the mortgage debt, including the remaining unamortized mortgages premium/discount of $3,742. Of this amount, $481,512 bore interest at fixed rates ranging from 4.00% to 6.50% per annum and a weighted average fixed rate of 5.29% per annum as of June 30, 2013.  The remaining $56,000 of mortgage debt bears interest at variable rates with a weighted average interest rate of 2.54% per annum as of June 30, 2013.  As of June 30, 2013, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through February 2023.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

In June 2012, the Company ceased paying the monthly debt service on the mortgage loans encumbering Algonquin Commons. The Company had hoped to reach an agreement with the special servicer that would revise the loan structure to make continued ownership of the property economically feasible. In January 2013, the Company received notice that a complaint had been filed by the lender to Algonquin Commons, alleging events of default under the loan documents and seeking to foreclose on the property. In connection with the complaint, the plaintiff filed a motion for appointment of a receiver and the court granted the motion and issued an order effective March 1, 2013, appointing a receiver for the property. As a result, the receiver and its affiliated management company are now managing and operating Algonquin Commons and are now collecting all rents for the property. The Company cannot currently estimate the impact the dispute will have on its consolidated financial statements and may not be able to do so until a final outcome has been reached. The Company believes the payment guaranty has, however, ceased and is of no further force and effect as a result of the property having met the performance metrics set forth in the payment guaranty. As the Company has previously disclosed, if it is required to pay the full $18,600 outstanding under the guarantee, such payment could have a material adverse effect on its consolidated statements of cash flows for the period and the year in which it would be made and it could have a material adverse effect on its consolidated statements of operations and comprehensive income for the period and the year in which the Company culminates the disposal of the property and related debt. The Company believes that this payment would not have a material effect on its consolidated balance sheets. If the Company is required to pay under the payment guarantee, it would expect to fund this payment using available cash and/or a draw on its unsecured line of credit facility.

Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

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

The Company currently has one interest rate swap outstanding that is used to hedge the variable cash flows associated with its variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.  The Company has entered into one interest rate swap contract as a requirement under a secured mortgage and the hedging relationship is considered to be highly effective as of June 30, 2013.

Amounts reported in comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $2,050 will be reclassified from comprehensive income (expense) as an increase to interest expense over the next twelve months.

In December 2010, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $60,000 and a maturity date of December 21, 2020 associated with the debt secured by first mortgages on a pool of eight investment properties. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 3.627% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 6.027% per annum. Also included in the December 31, 2012 balance is a floating-to-fixed interest rate swap agreement the Company's joint venture with IPCC entered into with an original notional value of $9,545, associated with the debt secured by a first mortgage on the Dick's Sporting Goods property. During the three months ended March 31, 2013, this property was deconsolidated.

As of June 30, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivatives that are designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional
	June 30, 2013	December 31, 2012
Interest Rate Swaps	$60,000	$69,545

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of June 30, 2013 and December 31, 2012.

	Liability Derivatives		Liability Derivatives
	As of June 30, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$6,190	Other liabilities	$10,031

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

The table below presents the effect of the Company’s derivative financial instruments on comprehensive income for the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Amount of gain (loss) recognized in comprehensive income on derivative, net	$2,293	(2,780)	2,808	(2,290)
Amount of loss reclassified from accumulated comprehensive income into interest expense	520	514	1,033	1,023
Unrealized gain (loss) on derivative	$2,813	(2,266)	3,841	(1,267)

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

As of June 30, 2013, the fair value of derivatives in a liability position related to this agreement was $6,190. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of $6,740.

Unsecured Credit Facilities

In 2012, the Company entered into amendments to its existing unsecured line of credit facility and term loan, together the “Credit Agreements.”  Under the term loan agreement, the Company borrowed, on an unsecured basis, $175,000.  The aggregate commitment of the Company’s line of credit facility is $275,000, which includes a $100,000 accordion feature.  The access to the accordion feature is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be market terms at the time of the borrowing and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.

The line of credit facility matures on August 20, 2016 and the term loan matures on August 20, 2017. Borrowings under the Credit Agreements bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the Company’s leverage ratio.

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the Credit Agreements.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of June 30, 2013 and December 31, 2012, the outstanding balance on the line of credit facility was $65,000 and $80,000, respectively. As of June 30, 2013, the Company had up to $110,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

On November 15, 2011, the Company entered into an unsecured loan agreement with Wells Fargo Bank, National Association as lender pursuant to which the company received $50,000 of loan proceeds.  The loan matures on November 15, 2018.  The Company pays interest only, on a monthly basis, with all outstanding principal and unpaid interest due upon the maturity date.  The loan accrues interest at an effective rate calculated in accordance with the loan documents, provided, however, that in no event will the interest rate on the outstanding principal balance be less than 3.5% per annum.  The Company may not prepay the loan in whole or in part prior to November 15, 2014.  On or after that date, the Company may prepay the loan in its entirety or in part, together with all interest accrued and may incur a prepayment penalty in conjunction with such prepayment.

Convertible Notes

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

In August 2010, the Company issued $29,215 in face value of 5.0% convertible senior notes due 2029 (the “Notes”), all of which remained outstanding at June 30, 2013.

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

Holders of the Notes may convert their Notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2029, but prior to the close of business on the second business day immediately preceding November 15, 2029, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of Notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of June 30, 2013, for each $1 principal amount of Notes was 102.8807 shares of the Company’s common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $9.72 per share of common stock.

At June 30, 2013 and December 31, 2012, the Company has recorded $183, in each period respectively of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance.  The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The following table sets forth the net carrying values of the debt and equity components included in the consolidated balance sheets at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Equity Component (a)	$9,368	9,353

Debt Component	$29,215	29,215
Unamortized Discount (b)	(657)	(888)
Net Carrying Value	$28,558	28,327
 ________________________________________
(a)          The equity component is net of unamortized equity issuance costs of $44 and $59 at June 30, 2013 and December 31, 2012, respectively.
(b)         The unamortized discount will be amortized into interest expense on a monthly basis through November 2014.

Total interest expense related to the convertible notes for the three and six months ended June 30, 2013 and 2012 was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest expense at coupon rate	$368	368	736	736
Discount amortization	116	116	232	232
Total interest expense (a)	$484	484	968	968
 ________________________________________

(a)	The effective interest rate of these convertible notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in August 2010.

(12)         Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of June 30, 2013 and

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

December 31, 2012, options to purchase 75 and 83 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.  These options and convertible notes were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive.

As of June 30, 2013, 576 shares of common stock have been issued pursuant to employment agreements, employment incentives and as director compensation. Of the total shares issued, 172 have vested and 6 have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method unless the effect would be immaterial or anti-dilutive.

The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
Numerator:
Income from continuing operations	$100,201		6,601		104,307		4,747
Income from discontinued operations	3,771		466		6,578		814
Net income	103,972		7,067		110,885		5,561
Net (income) loss attributable to the noncontrolling interest	(2)		79		(14)		76
Net income attributable to Inland Real Estate Corporation	103,970		7,146		110,871		5,637
Dividends on preferred shares	(2,295)		(2,223)		(4,505)		(3,478)
Net income attributable to common stockholders	$101,675		4,923		106,366		2,159
Denominator:
Denominator for net income per common share — basic:
Weighted average number of common shares outstanding	92,803		88,962		91,149		88,934
Effect of dilutive securities:
Unvested restricted shares	239	(a)	115	(a)	235	(a)	115	(a)
Denominator for net income per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	93,042		89,077		91,384		89,049
 ________________________________________

(a)	Unvested restricted shares of common stock have a dilutive impact, although it is not material to the periods presented.

In November 2012, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents"). The Sales Agency Agreement provides that the Company may offer and sell shares of its common stock having an aggregate offering price up to $150 million from time to time through the Agents. Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with the Agents in this report on Form 10-Q as its ATM issuance program.  As of June 30, 2013, the Company has issued an aggregate of approximately 996 shares of its common stock through the ATM issuance program, since inception.  The Company received net proceeds of approximately $9,948 from the issuance of these shares, comprised of approximately $10,100 in gross proceeds, offset by approximately $152 in commissions and fees.  The Company intends to use the proceeds according to the Sales Agency Agreement. As of June 30, 2013, approximately $139,900 remained available for sale under this issuance program.

(13)         Accumulated other comprehensive loss

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the six months ended June 30, 2013.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

	Unrealized gain (loss) on available for sale securities	Gain (loss) on derivative instruments	Total
Balance at December 31, 2012	$762	(10,031)	(9,269)

Other comprehensive income (loss) before reclassifications	99	2,808	2,907
Reclassification of gain on sale of investment securities	(485)	—	(485)
Amounts reclassified from accumulated other comprehensive income	—	1,033	1,033
Net other comprehensive income	(386)	3,841	3,455

Balance at June 30, 2013	$376	(6,190)	(5,814)

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the three months ended June 30, 2013.

	Unrealized gain (loss) on available for sale securities	Gain (loss) on derivative instruments	Total
Balance at March 31, 2013	$725	(9,003)	(8,278)

Other comprehensive income (loss) before reclassifications	(124)	2,293	2,169
Reclassification of gain on sale of investment securities	(225)	—	(225)
Amounts reclassified from accumulated other comprehensive income	—	520	520
Net other comprehensive income	(349)	2,813	2,464

Balance at June 30, 2013	$376	(6,190)	(5,814)

(14)             Segment Reporting

Guidance regarding the disclosures about segments of an enterprise and related information requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise.  The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Florida, Illinois, Indiana, Kentucky, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania, Tennessee, Texas, Virginia and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

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

(16)             Subsequent Events

On July 3, 2013, the Company sold Berwyn Plaza, located in Berwyn, Illinois to an unaffiliated third party for $1,700, a price above its current carrying value.

On July 15, 2013, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on July 1, 2013.

On July 15, 2013, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock.  This distribution is payable on August 15, 2013 to the stockholders of record at the close of business on August 1, 2013.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (unaudited)

On July 17, 2013, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on July 1, 2013.

On July 17, 2013, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on August 19, 2013 to the stockholders of record at the close of business on July 31, 2013.

On July 25, 2013, the Company sold Eola Commons, located in Aurora, Illinois to an unaffiliated third party for $4,382, a price above its current carrying value.

On July 26, 2013, the Company's joint venture with IPCC purchased Freedom Commons from an unaffiliated third party for $24,400. Simultaneously with the closing, the joint venture obtained secured financing on the property in the amount of $14,640. The property is located in Naperville, Illinois and contains 42,218 square feet of leasable area.

On July 31, 2013, the Company repurchased the remaining outstanding membership units of Inland Ryan LLC for $8,641, resulting in the Company owning 100% of Inland Ryan LLC.

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

We have elected to be taxed as a real estate investment trust ("REIT"). We are a Maryland corporation formed on May 12, 1994. To date, we have focused on open-air neighborhood, community and power shopping centers and single-tenant retail properties located primarily in the Midwestern United States. Through wholly-owned subsidiaries, Inland Commercial Property Management, Inc. and Inland TRS Property Management, Inc., we manage all properties we own interests in and properties managed for certain third party and related party entities.  Our investment properties are typically anchored by grocery, drug or discount stores, which provide everyday goods and services to consumers, rather than stores that sell discretionary items.  We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  As of June 30, 2013, no single tenant accounted for more than approximately 4.0% of annual base rent in our total portfolio, excluding properties owned through our joint venture with Inland Private Capital Corporation ("IPCC").

As of June 30, 2013, we owned interests in 154 investment properties, including 40 properties owned through our unconsolidated joint ventures.

2013 Goals and Objectives

•	Continue to enhance the value of our portfolio through additional repositioning and redevelopment initiatives.

•	Redeploy capital from dispositions of non-core, limited growth assets into acquisitions of high quality retail assets.

•
Continue to reduce the cost and extend the term of our debt and reduce our overall leverage over time, which will improve our financial flexibility and liquidity by providing better access to multiple sources of capital.

In executing our 2013 goals, during the six months ended June 30, 2013, we sold four non-core assets for approximately $14,464, the proceeds from which were used to partially fund the acquisition of the 50% ownership interest of New York State Teacher's Retirement Systems ("NYSTRS") in our joint venture. Our decision to acquire the joint venture interest was based on advancing our strategic goals to increase the size and quality of our consolidated portfolio, simplify our ownership structure and strengthen our balance sheet. Additionally, prior to acquiring NYSTRS' interest, the joint venture repaid approximately $20,900 of secured debt, when it matured, using equity contributions from each partner, resulting in a decrease of our total outstanding debt.

As part of our overall growth strategy, management implemented external growth initiatives through unconsolidated joint ventures. Because these joint ventures are unconsolidated, our consolidated financial statements do not present a complete picture of the impact of these ventures. As a result, we have included pro rata consolidated financial statements in the Non-GAAP Financial Measures section of the Quarterly Report on Form 10-Q to present our consolidated financial statements including our share of the joint venture balance sheets and statements of operations.

Giving full effect to these unconsolidated joint ventures as though we owned 100 percent of the applicable entity, we managed approximately $2,765,347 in total assets as of June 30, 2013 and earned $81,613 and $165,502 for three and six months ended June 30, 2013, respectively in total revenues. We believe providing this information allows investors to better compare our overall performance and operating metrics to those of other REITs in our peer group.

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

We believe that joint ventures support our strategic goals of expanding our footprint to improve diversification, utilizing attractively priced capital and preserving our balance sheet. Additionally, the joint ventures provide us with ongoing fee income that enhances our results of operations from our core portfolio.

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

Liquidity and Capital Resources

Our most liquid asset is cash and cash equivalents that consist of cash and short-term investments.  Cash and cash equivalents at June 30, 2013 and December 31, 2012 were $12,157 and $18,505, respectively.  The higher cash balance at December 31, 2012, reflects sales activity in our joint venture with IPCC at year-end, the proceeds of which were subsequently used to pay down the balance on our unsecured line of credit facility, higher prepaid rents and cash received from the sale of certain investment securities which was not reinvested. See our discussion of the statements of cash flows for a description of our cash activity during the six months ended June 30, 2013 and 2012.

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

Sources of cash

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, cash flows we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of June 30, 2013, we were in compliance with all financial covenants applicable to us.  We had up to $110,000 available under our $175,000 line of credit facility and an additional $100,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be market terms at the time of the borrowing and not the terms of the other borrowings under the line of credit facility.  The lending group is not obligated to approve access to funds under the accordion feature.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for interest expense on our debt obligations, for purchasing additional investment properties and capital commitments at existing investment properties, to meet joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements, certain capital expenditures and current distributions.  Monthly debt service requirements consist primarily of interest payments on our debt obligations although certain of our secured mortgages require monthly principal amortization.

We also own marketable securities of other entities, including REITs.  These investments are generally liquid and could be sold to generate liquidity.  These investments in available-for-sale securities totaled $4,855 at June 30, 2013, consisting of preferred and common stock investments.  At June 30, 2013, we had recorded an accumulated net unrealized gain of $376 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the three and six months ended June 30, 2013, we realized gains on sale of $207 and $819, respectively, as compared to $439 and $1,091 during the three and six months ended June 30, 2012, respectively.

As noted above, we also fund certain of our liquidity needs through the sale of our common stock in "at the market" or "ATM" issuances. Under this program, we may issue up to $150,000 of our shares of common stock through the ATM issuances. BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents") act as our sales agent(s) for these issuances which may be made in privately negotiated transactions or by any other method deemed to be an "at the market" offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker. We refer to the arrangement with the Agents in this report on Form 10-Q as our "ATM issuance program." During the six months ended June 30, 2013, we issued approximately 996 shares of our common stock through the ATM issuance program, generating net proceeds of approximately $9,948, comprised of approximately $10,100 in gross proceeds, offset by approximately $152 in commissions and fees.

Additionally, during the six months ended June 30, 2012, we issued 9,000 shares of common stock through an underwritten equity offering, generating net proceeds after the underwriting discount of approximately $91,600. These proceeds were used to partially fund our acquisition of our partner's interest in the IN Retail Fund LLC joint venture.

Uses of Cash

Our largest cash outlays relate to the operation of our properties as well as the interest expense on our mortgages payable and other debt obligations. Property operation outlays include, but are not limited to, real estate taxes, utilities, insurance, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs. Pursuant to lease arrangements, most tenants are required to reimburse us for some or all of their pro rata share of the real estate taxes and operating expenses of the property.

Since the most recent economic downturn, we have been successful in restoring stability to our portfolio. We believe that the stability of our portfolio, the lack of new supply of retail space, and the continued demand from growing retailers has put us in excellent position to be proactive in upgrading the quality of our tenancy and increasing rents. We continue to focus on leasing vacant spaces, but we are also focusing on right-sizing certain retailers and repositioning other centers to manage tenant exposures and open up space to accommodate larger tenants. These activities may require us to take tenants off-line during construction that may have a temporary adverse effect on our results of operations during the period the tenant is not paying rent. We are proactive in moving forward with these activities, as we believe the long term benefits outweigh the temporary decline in cash flows and net operating income.

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

Reference is made to the Total Debt Maturity Schedule in Note 11, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of June 30, 2013, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Approximately $156,719 of consolidated debt matures in the next twelve months. Included in the debt maturing in 2013 is approximately $90,247 secured by our Algonquin Commons property. Although these loans do not mature until November 2014, we have included them in 2013 because the lender has accelerated the due date of the loans in connection with their decision to initiate foreclosure proceedings. We intend to repay the other remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

In June 2012, we ceased paying the monthly debt service on the mortgage loans encumbering Algonquin Commons. We had hoped to reach an agreement with the special servicer that would have revised the loan structure to make continued ownership of the property economically feasible. In January 2013, we received notice that a complaint had been filed by the successors to the lender, alleging events of default under the loan documents and, among other things, seeking to foreclose on the property. In connection with the complaint, the plaintiff filed a motion for appointment of a receiver and the court granted the motion and issued an order effective March 1, 2013, appointing a receiver for the property. As a result, the receiver and its affiliated management company are now managing and operating Algonquin Commons and are now collecting all rents for the property. We cannot currently estimate the impact the dispute will have on our consolidated financial statements and may not be able to do so until a final outcome has been reached. We believe the payment guaranty under the loan documents has, however, ceased and is of no further force and effect as a result of the property having met the performance metrics set forth in the payment guaranty. As we have previously disclosed, if we are required to pay the full $18,600 outstanding under the guarantee, then making that payment could have a material adverse effect on our consolidated statements of cash flows for the period and the year in which it would be made and it could have a material adverse effect on our consolidated statements of operations and comprehensive income for the period and the year in which the Company culminates the disposal of the property and related debt. We believe that this payment would not have a material effect on our consolidated balance sheets. If we are required to pay under the payment guarantee, we expect to fund this payment using available cash and/or a draw on our unsecured line of credit facility.

In October, 2012, we entered into a First Amendment (the “Amendment”) to the Limited Partnership Agreement of our joint venture with PGGM.  Subject to the terms and conditions of the Amendment, the partners increased the potential maximum equity contributions to allow for the acquisition of up to an additional $400,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets, using partner equity and secured debt.  The Amendment increased our potential maximum equity commitment to $280,000 and PGGM’s potential maximum equity commitment to $230,000.  The Amendment allows for a two-year investment period and no contributions are required unless and until both partners approve an additional acquisition.  We will fund our equity commitment with draws on our line of credit facility, proceeds from sales of investment properties, proceeds from financing unencumbered properties or the sale of preferred or common stock. As of June 30, 2013, PGGM's remaining maximum commitment was approximately $89,000 and the Company's was approximately $107,000.

Acquisitions and Dispositions

The table below presents investment property acquisitions during the six months ended June 30, 2013 and the year ended December 31, 2012.

Date	Property	City	State	GLA Sq.Ft.	Purchase Price	Cap Rate (a)	Financial Occupancy at time of Acquisition

Consolidated Portfolio
4/24/2013	Warsaw Commons (b)	Warsaw	IN	87,826	$11,393	8.00%	96%
4/17/2013	Eola Commons (c)	Aurora	IL	23,080	(c)	(c)	78%
4/17/2013	Winfield Pointe Center (c)	Winfield	IL	19,888	(c)	(c)	75%
12/21/2012	Valparaiso Walk	Valparaiso	IN	137,500	21,900	8.00%	100%
4/18/2012	Orland Park Place Outlots II	Orland Park	IL	22,966	8,750	7.40%	100%

PGGM Joint Venture
12/11/2012	Westgate Shopping Center (d)	Fairview Park	OH	241,838	73,405	7.60%	86%
4/13/2012	Woodbury Commons (e)	Woodbury	MN	116,196	10,300	6.50%	66%
2/29/2012	Stone Creek Towne Center (f)	Cincinnati	OH	142,824	36,000	8.00%	97%
2/24/2012	Silver Lake Village (g)	St. Anthony	MN	159,303	36,300	6.90%	87%

IPCC Joint Venture
4/17/2013	Family Dollar	Wausaukee	WI	8,000	1,137	8.14%	100%
4/17/2013	Family Dollar	Charleston	MO	8,320	1,107	8.13%	100%
4/17/2013	Family Dollar	Cameron	TX	8,320	938	8.11%	100%
2/12/2013	Mariano's	Palatine	IL	71,324	22,675	6.70%	100%
2/12/2013	Mariano's	Vernon Hills	IL	71,248	27,883	6.84%	100%
1/24/2013	Family Dollar	Colorado City	TX	8,320	1,009	8.12%	100%
1/24/2013	Family Dollar	Abilene	TX	9,180	1,142	7.64%	100%
12/21/2012	Dick's Sporting Goods	Cranberry Township	PA	81,780	19,100	7.71%	100%
12/20/2012	Walgreens	El Paso	TX	15,120	4,200	7.11%	100%
12/20/2012	Walgreens	Benton Harbor	MI	14,820	4,920	6.72%	100%
12/19/2012	Dollar General Portfolio (h)	(h)	(h)	54,230	6,337	(h)	100%
11/16/2012	BJ's Wholesale Club	Gainesville	VA	76,267	16,000	6.48%	100%
10/30/2012	Family Dollar	Lorain	OH	8,400	1,246	8.25%	100%
10/30/2012	Family Dollar	Cisco	TX	8,000	939	8.50%	100%
9/26/2012	Walgreens	New Bedford	MA	10,350	2,650	8.14%	100%
8/15/2012	Walgreens	Villa Park	IL	12,154	4,863	7.51%	100%
6/13/2012	Walgreens	Milwaukee	WI	13,905	3,025	7.65%	100%
3/27/2012	CVS/Walgreens Portfolio (i)	(i)	(i)	55,465	23,711	6.50%	100%
3/19/2012	CVS/Walgreens Portfolio (j)	(j)	(j)	40,113	17,059	6.50%	100%
3/16/2012	Pick N Save	Sheboygan	WI	62,138	11,700	7.44%	100%
3/13/2012	Mt. Pleasant Shopping Center (k)	Mt. Pleasant	WI	83,334	21,320	7.20%	98%

				1,672,209	$391,009
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

(b)	This property is subject to future earnout payments of approximately $1,800, of which $1,225 has already been paid.

(c)
We acquired title to these properties through foreclosure proceedings. We had acquired the notes encumbering these properties in 2012 at a discount to their face value. In conjunction with the acquisition, the notes were extinguished. We recorded Winfield Pointe Center at $2,583 and Eola Commons at $3,994, representing the respective fair value of each property at the time of acquisition.

(d)	The purchase price of this property includes approximately 229,000 square feet subject to ground leases. Ground lease square footage is not included in our GLA.

(e)	The purchase price of this property includes approximately 6,200 square feet subject to ground leases. Ground lease square footage is not included in our GLA.

(f)	The purchase price of this property includes approximately 6,600 square feet subject to ground leases. Ground lease square footage is not included in our GLA.

(g)	The purchase price of this property includes approximately 154,000 square feet subject to ground leases. Ground lease square footage is not included in our GLA.

(h)
This portfolio consists of six Dollar General stores, located in Baldwin, Wisconsin; Mercer, Wisconsin; Nekoosa, Wisconsin; Oxford, Wisconsin; Spooner, Wisconsin and Wittenberg, Wisconsin. The cap rates for the various properties ranged from 7.60% to 7.75%.

(i)	This portfolio consists of one CVS store and three Walgreens stores, located in Nampa, Idaho; St. George, Utah; Lee’s Summit, Missouri and McPherson, Kansas.

(j)	This portfolio consists of two CVS stores and one Walgreens store, located in Newport News, Virginia; McAllen, Texas and Dunkirk, New York.

(k)	The purchase price of this property includes approximately 6,700 square feet subject to a ground lease. Ground lease square footage is not included in our GLA.

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the six months ended June 30, 2013 and the year ended December 31, 2012.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain on Sale	Provision for Asset Impairment
5/31/2013	Cub Foods	Buffalo Grove	IL	56,192	$4,100	—	369
5/14/2013	Winnetka Commons	New Hope	MN	42,415	3,800	556	—
4/30/2013	Mt. Pleasant Shopping Center (a)	Mt. Pleasant	WI	83,334	24,061	—	—
4/8/2013	CVS/Walgreens Portfolio (a) (b)	(b)	(b)	55,465	26,466	—	—
3/5/2013	Oak Lawn Town Center	Oak Lawn	IL	12,506	3,264	681	—
2/29/2013	Walgreen's Portfolio (a) (c)	(c)	(c)	66,359	21,807	—	—
2/20/2013	Quarry Outlot	Hodgkins	IL	9,650	3,300	1,999	—
12/28/2012	CVS/Walgreens Portfolio (a) (d)	(d)	(d)	40,113	19,361	—	—
12/6/2012	10th Street Center	Indianapolis	IN	67,541	1,800	—	2,139
12/6/2012	Butera Market	Naperville	IL	67,632	5,700	1,749	—
10/11/2012	Hartford Plaza	Naperville	IL	43,762	4,520	1,281	—
8/1/2012	Walgreens	Jennings	MO	15,120	2,250	349	—
6/15/2012	Riverplace Center	Noblesville	IN	74,414	4,450	—	356
6/7/2012	Grand Traverse Crossings	Traverse City	MI	21,337	1,150	—	1,068
2/29/2012	Walgreens Portfolio (a) (e)	(e)	(e)	85,920	36,272	—	—

				741,760	$162,301	6,615	3,932
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

(b)	This portfolio consists of one CVS store and three Walgreens stores, located in Nampa, Idaho; St. George, Utah; Lee’s Summit, Missouri and McPherson, Kansas.

(c)	This portfolio consists of five Walgreens stores, located in El Paso, Texas; Benton Harbor, Michigan; New Bedford, Massachusetts; Villa Park, Illinois; and Milwaukee, Wisconsin.

(d)	This portfolio consists of two CVS stores and one Walgreens store, located in Newport News, Virginia; McAllen, Texas and Dunkirk, New York.

(e)	This portfolio consists of six Walgreens stores, located in Normal, Illinois’ Spokane, Washington; Villa Rica, Georgia; Waynesburg, Pennsylvania; Somerset, Massachusetts and Gallup, New Mexico.

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

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2013 and 2012:

	2013	2012

Net cash provided by operating activities	$25,578	32,460

Net cash used in investing activities	$(106,808)	(157,264)

Net cash provided by financing activities	$74,882	129,782

2013 Compared to 2012

Net cash provided by operating activities was $25,578 for the six months ended June 30, 2013, as compared to $32,460 for the six months ended June 30, 2012.  The decrease in cash provided by operating activities was due to a decrease in cash from property operations as a result of property contributions to our joint venture with PGGM and the impact of selling certain properties during 2012.   The contribution of investment properties to our joint ventures has the effect of decreasing operating cash flow but increasing cash flows from investing activity because the distributions from these entities are typically treated as cash flows from investing activities.  See our discussion of results of operations for an explanation related to property operations.

Net cash used in investing activities was $106,808 for the six months ended June 30, 2013, as compared to $157,264 for the six months ended June 30, 2012.  The primary reason for the decrease in cash used in investing activities was the use of $143,039 to purchase investment properties and $4,770 in additions to investment properties during the six months ended June 30, 2013, as compared to the use of $168,603 to purchase investment properties and $10,212 in additions to investment properties during the six months ended June 30, 2012.  Additionally, we received $34,620 from the sale of joint venture interests during the six months ended June 30, 2013, as compared to $2,289 during the six months ended June 30, 2012.

Net cash provided by financing activities was $74,882 for the six months ended June 30, 2013, as compared to $129,782 during the six months ended June 30, 2012.  The primary reason for the decrease in cash provided from financing activities was the receipt of $18,800 in loan proceeds and $15,000 in net pay downs on our unsecured line of credit facility during the six months ended June 30, 2013, as compared to $89,787 received in loan proceeds and $20,000 in net proceeds from our unsecured line of credit facility during the six months ended June 30, 2012. Additionally, we received $103,793 from the issuance of shares, net of offering costs, during the six months ended June 30, 2013, as compared to $59,597 from the issuance of shares, net of offering costs, during the six months ended June 30, 2012.

Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2013 and 2012, respectively.  At June 30, 2013, we had ownership interests in 35 single-user retail properties, 57 Neighborhood Centers, 23 Community Centers, 38 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  One metric that management uses to evaluate our overall portfolio is same store net operating income in which management analyzes the net operating income of properties that we have owned and operated for the same three and six month periods during each year. These properties are referred to herein as “same store” properties.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  We believe that net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.

A total of 92 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 8.8 million square feet.  In the table below, “other investment properties” includes activity from properties acquired during the six months ended June 30, 2013 and the year ended December 31, 2012, properties contributed to our joint ventures and activity from properties owned through our joint venture with IPCC while these properties were consolidated.   Operations from properties acquired through this joint venture are recorded as consolidated until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  The “same store” investment properties represent 77% of the square footage of our consolidated portfolio at June 30, 2013.  The following table presents the net operating income, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three and six months ended June 30, 2013 and 2012 along with reconciliation to net income attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Rental income and tenant recoveries:
“Same store” investment properties, 92 properties
Rental income	$25,951	25,178	51,817	50,136
Tenant recovery income	9,104	8,650	19,610	17,698
Other property income	331	848	890	1,234
“Other investment properties”
Rental income	3,794	3,136	5,667	5,153
Tenant recovery income	1,496	208	1,862	1,022
Other property income	95	46	106	52
Total property income	$40,771	38,066	79,952	75,295

Property operating expenses:
“Same store” investment properties, 92 properties
Property operating expenses	$4,320	4,188	10,938	9,467
Real estate tax expense	7,226	6,925	14,181	13,433
“Other investment properties”
Property operating expenses	866	273	1,086	711
Real estate tax expense	1,222	421	1,473	979
Total property operating expenses	$13,634	11,807	27,678	24,590

Property net operating income
“Same store” investment properties	$23,840	23,563	47,198	46,168
“Other investment properties”	3,297	2,696	5,076	4,537
Total property net operating income	$27,137	26,259	52,274	50,705

Other income:
Straight-line rents	260	225	361	477
Amortization of lease intangibles	(58)	41	(406)	46
Other income	664	942	1,509	2,464
Fee income from unconsolidated joint ventures	1,958	1,030	3,554	2,067
Gain from settlement of receivables	3,095	—	3,095	—
Gain from change in control of investment properties	95,378	1,043	95,378	1,043
Gain on sale of investment properties	—	—	1,498	—
Gain on sale of joint venture interest	393	12	734	64

Equity in earnings of unconsolidated ventures	2,172	756	3,512	789

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiaries	(1,567)	4,560	(1,795)	4,680
Bad debt expense	(603)	(496)	(1,302)	(1,661)
Depreciation and amortization	(14,583)	(13,585)	(27,143)	(28,584)
General and administrative expenses	(5,269)	(4,452)	(9,976)	(8,959)
Interest expense	(8,407)	(9,255)	(16,519)	(17,905)
Impairment of investment securities	—	—	(98)	—
Provision for asset impairment	(369)	(479)	(369)	(479)

Income from continuing operations	100,201	6,601	104,307	4,747
Income from discontinued operations	3,771	466	6,578	814
Net income	103,972	7,067	110,885	5,561

Net (income) loss attributable to the noncontrolling interest	(2)	79	(14)	76
Net income attributable to Inland Real Estate Corporation	103,970	7,146	110,871	5,637

Dividends on preferred shares	(2,295)	(2,223)	(4,505)	(3,478)

Net income attributable to common stockholders	$101,675	4,923	106,366	2,159

On a “same store” basis, (comparing the results of operations of the investment properties owned during the three months ended June 30, 2013 with the results of the same investment properties during the three months ended June 30, 2012), property net operating income increased $277 with total property income increasing $710 and total property operating expenses increasing $433.

On a “same store” basis, (comparing the results of operations of the investment properties owned during the six months ended June 30, 2013 with the results of the same investment properties during the six months ended June 30, 2012), property net operating income increased $1,030 with total property income increasing $3,249 and total property operating expenses increasing $2,219.

Net income attributable to common stockholders increased $96,752 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012 and increased $104,207 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Rental income
Rental income increased $773 on a “same store” basis, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, respectively, primarily due to the effect of income generated by increased rental rates on renewed leases, new leases signed during the respective periods and the end of any associated rent abatement periods.  Including "other investment properties," total rental income increased $1,431 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, respectively, reflecting an increase in rental income from our “other investment properties.”  This increase is primarily due to the consolidation during the three months ended June 30, 2013 of the properties in which we acquired the ownership interests from our joint venture partner. This increase is partially offset by the impact of contributing properties to our joint venture with PGGM during 2012.  These properties are deconsolidated upon contribution to the joint venture.

Rental income increased $1,681 on a “same store” basis, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, respectively, for the same reasons as described for the three month period. Including "other investment properties," total rental income increased $2,195 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, respectively, reflecting an increase in rental income from our “other investment properties.”  This increase is primarily due to properties acquired during the periods and the consolidation during the six months ended June 30, 2013 of the properties in which we acquired the ownership interests from our joint venture partner. This increase is partially offset by the impact of contributing properties to our joint venture with PGGM during 2012.  These properties are deconsolidated upon contribution to the joint venture.

Tenant recovery income
Tenant recovery income increased $454 on a “same store” basis, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.  Including "other investment properties," total tenant recovery income increased $1,742 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.  The primary reason for the fluctuation in tenant recovery income is a corresponding fluctuation in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases. Additionally the rate at which we recover expenses has increased in connection with new leases signed during the respective periods and the end of any associated rent abatement periods.

Tenant recovery income increased $1,912 on a “same store” basis, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.  Including "other investment properties," total tenant recovery income increased $2,752 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.  The primary reason for the fluctuation in tenant recovery income is the same as described for the three month period.

Property operating expenses
Property operating expenses increased $132 on a “same store” basis, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.  Including "other investment properties," total property operating expenses increased $725 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, respectively.  This increase is primarily due to the consolidation during the three months ended June 30, 2013 of the properties in which we acquired the ownership interests from our joint venture partner.

Property operating expenses increased $1,471 on a “same store” basis, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.  Including "other investment properties," total property operating expenses increased $1,846 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, respectively.  The increase in property operating expenses during the period is due primarily to increased snow removal costs. Additionally, the increase is due to the same reason as described for the three month period.

Real estate tax expense
Real estate tax expense increased $301 on a “same store” basis, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, respectively.  Including "other investment properties," total real estate tax expense increased $1,102 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, respectively.  The change in real estate tax expense is a result of changes in the assessed values of our investment properties or the tax rates charged by the various taxing authorities. Additionally, the increase is primarily due to the consolidation during the three months ended June 30, 2013 of the properties in which we acquired the ownership interests from our joint venture partner. The increase in real estate tax expenses was partially offset by the effect of the contribution of properties to our joint venture with PGGM during 2012.

Real estate tax expense increased $748 on a “same store” basis, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, respectively.  Including "other investment properties," total real estate tax expense increased $1,242 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, respectively.  The increase in real estate tax expense is due to the same reasons as described for the three month period.

Other income
Other income decreased $278 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, respectively.  The decrease in other income is primarily due to decreased gains on the sale of investment securities.

Other income decreased $955 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, respectively.  The decrease in other income is due to the settlement of an outstanding obligation with the prior owner of one of our investment properties during the six months ended June 30, 2012 and decreased gains on the sale of investment securities.

Fee income from unconsolidated joint ventures
Fee income from unconsolidated joint ventures increased $928 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.  The increase is due to increased acquisition fees earned on sales of interests through our joint venture with IPCC. Acquisition fees earned may vary based on the number of properties sold, the original acquisition price of the property and the timing of the sales in each period. Additionally, fee income increased due to increased asset management and property management fees from our unconsolidated joint ventures due to increased revenues as a result of an increased number of properties under management.

Fee income from unconsolidated joint ventures increased $1,487 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due primarily to the same items impacting the three month period.

Gain from settlement of receivables
In May 2012, we acquired the notes encumbering Eola Commons and Winfield Pointe Center for a total of $3,969, a discount to their face value. During the three months ended June 30, 2013, we acquired title to these properties through foreclosure proceedings. Upon ownership transfer, we valued these properties utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, using discount rates and capitalization rates applied to the expected future cash flows of the property. In conjunction with the acquisitions, the notes were extinguished. The fair value of Eola Commons was determined to be $3,994 and the fair value of Winfield Pointe Center was $2,583. The title transfer resulted in a gain of $2,410.

In April 2012, we entered into a loan agreement with a developer related to Warsaw Commons Shopping Center. The loan agreement included a requirement that we purchase the property upon completion, at a pre-determined price. During the three months ended June 30, 2013, the project was completed and we acquired the property for $11,393, subject to future earnout payments. Due to our purchase obligation, the loan fee and interest income related to the note were not reflected as income on our consolidated statements of operations. The balance of the outstanding note, for financial statement purposes was $10,272, at the time of closing. The settlement of this outstanding note resulted in a gain of $685.

Gain from change in control of investment properties
During the three and six month ended June 30, 2013 and 2012, we recorded a gain on the change in control of investment properties in the amount of $95,378 and $1,043, respectively.

Prior to the change in control transactions, each property discussed below was unconsolidated and was accounted for under the equity method of accounting. Upon consolidation, we valued these properties utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, using discount rates and capitalization rates applied to the expected future cash flows of the properties. We estimated the fair value of the outstanding debt by discounting the future cash flows of the instrument at rates currently offered for similar debt instruments.

During the three and six months ended June 30, 2013, we completed the acquisition of the 50 percent ownership interest of New York State Teachers’ Retirement System (“NYSTRS”) in the IN Retail Fund, L.L.C. (“IN Retail”) joint venture entity. We now own 100 percent of the outstanding membership interests in IN Retail, and the assets, liabilities and results of operations of IN Retail are now included in our consolidated financial statements beginning with the June 3, 2013 acquisition date. We acquired the 50% interest of NYSTRS in IN Retail for approximately $121,100 in cash. We funded the acquisition utilizing

$91,600 received from selling 9,000 shares of our common stock during the period, cash on hand and funds received from a draw on our $175,000 line of credit facility. The fair value of the portfolio was determined to be approximately $396,000 and total outstanding mortgage debt of approximately $152,200, plus other related assets and liabilities. The consolidation of these properties resulted in a gain of approximately $95,378.

During the three and six months ended June 30, 2012, we, on behalf of the joint ventures formed to develop all phases of the property known as North Aurora Towne Center, negotiated with the lender of the indebtedness secured by the property to repay the mortgage payable, which matured in July 2011, at a discount. We contributed $10,000 to the joint venture to repay the entire $30,537 outstanding mortgage, resulting in a gain on the extinguishment of debt to us in the amount of $20,537. In conjunction with this debt repayment, the joint ventures previously established to develop this property were dissolved, ownership was conveyed to us and the development property and remaining indebtedness were consolidated by us. The consolidation of this property resulted in a loss of approximately $19,494. We recorded a net gain on change in in control of $1,043 related to this transaction.

Gain on sale of joint venture interest
Gain on sale of joint venture interest increased $381 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. This is due to increased gains on sale in connection with sales of interest in properties through our joint venture with IPCC. Gains recorded may vary based on the number of properties sold, the timing of the sales in each period and the hold period of each asset.

Gain on sale of joint venture interest increased $670 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due to the same reason as discussed above.

Equity in earnings of unconsolidated joint ventures
Equity in earnings of unconsolidated joint ventures increased $1,416 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The primary reason for the increase was increased "same store" net operating income from the unconsolidated pool of properties.

Equity in earnings of unconsolidated joint ventures increased $2,723 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The primary reason for the increase was increased net operating income on the unconsolidated pool of properties due to acquisitions through our joint venture with PGGM and increased "same store" net operating income.

Income Tax Benefit (expense) of taxable REIT subsidiaries
Income tax expense was $1,567 for the three months ended June 30, 2013 and $1,795 for the six months ended June 30, 2013, due primarily to income taxes due on the gain from settlement of outstanding receivables during the periods by our taxable REIT subsidiaries.

Income tax benefit was $4,560 for the three months ended June 30, 2012 and $4,680 for the six months ended June 30, 2012 due to a decrease in the valuation allowance for deferred tax assets in 2012. The decrease in this allowance was primarily due to adjustments to the beginning-of-the-year balance of the valuation allowance because of a change in circumstances that caused a change in judgment about the realizability of the related deferred tax assets in future years. Our judgment changed due to the change in control transactions described above and the related fair value adjustments and gains on extinguishments of debt.

Depreciation and amortization
Depreciation and amortization increased $998 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, respectively, due to depreciation expense recorded on newly acquired investment properties, including those consolidated after we acquired the ownership interests from our joint venture partner, new tenant improvement assets for work related to new leases and additional properties owned through our joint venture with IPCC, while they were consolidated.

Depreciation and amortization decreased $1,441 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, respectively, due to the write off of tenant improvement assets, as a result of lease terminations during the six months ended June 30, 2012, and the contribution of properties to our joint venture with PGGM. The decrease in depreciation and amortization was partially offset by the increases explained above for the three month period.

General and administrative expenses
General and administrative expenses increased $817 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase is due primarily to an increase in payroll and related items as a result of additional staff and increased legal costs related to general corporate matters, including our ongoing litigation regarding the Algonquin Commons foreclosure.

General and administrative expenses increased $1,017 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due to the same factors described above.

Interest expense
Interest expense decreased $848 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, respectively.  The decrease is due primarily to decreased interest on our unsecured credit facilities due to lower interest rates. Additionally, the decrease is due to decreased interest expense on our mortgages payable as a result of the payoff of certain mortgages during 2012 and a lower weighted average interest rate on outstanding consolidated debt at June 30, 2013, as compared to June 30, 2012.

Interest expense decreased $1,386 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, respectively.  The decrease is due primarily to the same items described above as well as the effect on interest expense of the contribution of investment properties to our joint venture with PGGM.

Income from discontinued operations
Income from discontinued operations increased $3,305 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, due in most part to receiving a lease termination fee of $3,299 from the tenant at our Cub Foods location in Buffalo Grove, Illinois, just prior to selling the property to a third party. Additionally, we recorded higher gains on the sale of investment properties during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Income from discontinued operations increased $5,764 for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, for the same reasons as described above.

Portfolio Activity

During the six months ended June 30, 2013, our leasing activity remained strong and our leasing spreads were positive on both new and renewal leases in our consolidated portfolio. During the six months ended June 30, 2013, we executed 20 new, 78 renewal and 23 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately 794,000 square feet on our consolidated portfolio.  The 20 new leases comprise approximately 202,000 square feet with an average rental rate of $10.50 per square foot, a 24.3% increase over the average expiring rate.  The 78 renewal leases comprise approximately 526,000 square feet with an average rental rate of $11.54 per square foot, a 6.4% increase over the average expiring rate.  The 23 non-comparable leases comprise approximately 66,000 square feet with an average base rent of $12.74 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements.  For leases signed during the 24 month period ended June 30, 2013, the average leasing commission was approximately $5 per square foot, the average cost for tenant improvements was approximately $20 per square foot and the average period given for rent concessions was three to five months.

During the remainder of 2013, 78 leases, comprising approximately 254,000 square feet and accounting for approximately 2.7% of our annualized base rent, will be expiring in our consolidated portfolio.  We do not believe that any of the expiring leases are individually material to our financial results.  The weighted average expiring rate on these leases is $15.41 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

Occupancy as of June 30, 2013, March 31, 2013, and June 30, 2012 for our consolidated, unconsolidated and total portfolios is summarized below:

Consolidated Occupancy (a)	As of June 30, 2013	As of March 31, 2013	As of June 30, 2012
Leased Occupancy (b)	93.1%	92.0%	90.7%
Financial Occupancy (c)	90.3%	89.1%	88.0%
Same Store Leased Occupancy (b)	92.1%	91.7%	91.1%
Same Store Financial Occupancy (c)	89.2%	88.7%	88.2%

Unconsolidated Occupancy (a) (d)
Leased Occupancy (b)	98.2%	97.4%	96.7%
Financial Occupancy (c)	96.1%	95.2%	94.6%
Same Store Leased Occupancy (b)	98.4%	97.2%	96.4%
Same Store Financial Occupancy (c)	95.8%	95.6%	94.8%

Total Occupancy (a)
Leased Occupancy (b)	94.4%	94.1%	92.9%
Financial Occupancy (c)	91.8%	91.6%	90.4%
Same Store Leased Occupancy (b)	93.3%	92.8%	92.1%
Same Store Financial Occupancy (c)	90.5%	90.1%	89.5%
Financial Occupancy excluding properties held through the joint venture with IPCC (c) (e)	91.5%	91.2%	90.1%
Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	96.5%	96.3%	95.4%
Non-Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	89.0%	88.5%	86.7%
 ________________________________________

(a)	All occupancy calculations exclude seasonal tenants.

(b)	Leased Occupancy is defined as the percentage of gross leasable area for which there is a signed lease, regardless of whether the tenant is currently obligated to pay rent under their lease agreement.

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

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Reference is made to Note 3, “Unconsolidated Joint Ventures” to the accompanying consolidated financial statements for a discussion of our unconsolidated joint ventures as of June 30, 2013, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the recent economic downturn, a number of retailers delayed new store openings until market conditions substantially improved.  In light of this marketplace reality, we have extended delivery dates for these projects and we will not have the ability to estimate the project completion dates until activity resumes.  We do not anticipate resuming construction activity at any particular property until a tenant or tenants commit to lease a majority of the GLA at the applicable property. As a result of the project delays, we were required to record significant impairment losses related to these projects in prior years.  Additionally, during the six months ended June 30, 2013, we recorded an impairment of $1,730 at the joint venture level. Our pro rata share of this impairment loss, equal to $692 is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income. In conjunction with these impairment losses, we were required to write down our investment in certain projects to zero as we determined that it was not likely we would recover our invested capital from future cash flows of each project.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$101,675	4,923	106,366	2,159
Gain on sale of investment properties	(565)	—	(4,743)	—
Gain from change in control of investment properties	(95,378)	(1,043)	(95,378)	(1,043)
Impairment of depreciable operating property	369	479	555	479
Equity in depreciation and amortization of unconsolidated joint ventures	5,235	6,053	11,090	11,184
Amortization on in-place lease intangibles	3,454	2,252	5,002	4,235
Amortization on leasing commissions	412	411	918	985
Depreciation, net of noncontrolling interest	10,728	11,206	21,326	23,967
Funds From Operations attributable to common stockholders	25,930	24,281	45,136	41,966

Gain from settlement of receivables	(3,095)	—	(3,095)	—
Impairment loss, net of taxes:
Impairment of investment securities	—	—	98	—
Provision for asset impairment included in equity in earnings of unconsolidated joint ventures	—	—	506	—
Other non-cash adjustments	—	92	—	207
Provision for income taxes:
Income tax adjustments	—	(4,810)	—	(4,810)
Funds From Operations attributable to common stockholders, adjusted	$22,835	19,563	42,645	37,363

Net income attributable to common stockholders per weighted average common share — basic and diluted	$1.09	0.06	1.16	0.02

Funds From Operations attributable to common stockholders, per weighted average common share — basic and diluted	$0.28	0.27	0.49	0.47

Funds From Operations attributable to common stockholders, adjusted, per weighted average common share — basic and diluted	$0.25	0.22	0.47	0.42

Weighted average number of common shares outstanding, basic	92,803	88,962	91,149	88,934
Weighted average number of common shares outstanding, diluted	93,042	89,077	91,384	89,049

Distributions declared, common	$13,303	12,695	26,094	25,382
Distributions per common share	$0.14	0.14	0.29	0.29

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income attributable to Inland Real Estate Corporation	$103,970	7,146	110,871	5,637
Gain on sale of investment properties	(565)	—	(4,743)	—
Gain from change in control of investment properties	(95,378)	(1,043)	(95,378)	(1,043)
Income tax (benefit) expense of taxable REIT subsidiaries	1,567	(4,560)	1,795	(4,680)
Interest expense	8,407	9,255	16,519	17,905
Interest expense associated with discontinued operations	51	68	117	133
Interest expense associated with unconsolidated joint ventures	2,756	2,906	5,735	5,543
Depreciation and amortization	14,583	13,585	27,143	28,584
Depreciation and amortization associated with discontinued operations	48	300	166	633
Depreciation and amortization associated with unconsolidated joint ventures	5,235	6,053	11,090	11,184
EBITDA	40,674	33,710	73,315	63,896

Gain from settlement of receivables	(3,095)	—	(3,095)	—
Impairment loss, net of taxes:
Impairment of depreciable operating property	369	479	555	479
Impairment of investment securities	—	—	98	—
Provision for asset impairment included in equity in earnings of unconsolidated joint ventures	—	—	506	—
Other non-cash adjustments	—	92	—	207
EBITDA, adjusted	$37,948	34,281	71,379	64,582

Total Interest Expense	$11,214	12,229	22,371	23,581

EBITDA: Interest Expense Coverage Ratio	3.6	2.8	3.3	2.7

EBITDA: Interest Expense Coverage Ratio, adjusted	3.4	2.8	3.2	2.7

The following schedules present our pro-rata consolidated financial statements as of and for the three and six months ended June 30, 2013, reconciled to our U.S. GAAP financial statements. These financial statements are considered non-GAAP because they include financial information related to unconsolidated joint ventures accounted for under the equity method of accounting. We provide these statements to include the pro rata amounts of all properties under management in order to better compare our overall performance and operating metrics to those of other REITs in our peer group.

Balance Sheets (unaudited) - Pro-rata Consolidation

	Consolidated Balance Sheets June 30, 2013	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Pro-rata Consolidated Balance Sheets
Assets:
Investment properties:
Land	$399,833	(535)	75,413	1,063	5,508	481,282
Construction in progress	20,841	(3)	2,147	14,788	—	37,773
Building and improvements	1,161,985	(1,558)	184,690	3,187	21,428	1,369,732
	1,582,659	(2,096)	262,250	19,038	26,936	1,888,787
Less accumulated depreciation	336,311	(777)	11,257	—	374	347,165
Net investment properties	1,246,348	(1,319)	250,993	19,038	26,562	1,541,622
Cash and cash equivalents	12,157	(1,525)	7,182	91	61	17,966
Investment in securities	5,855	—	—	—	—	5,855
Accounts receivable, net	36,139	(44)	5,160	33	106	41,394
Investment in and advances to unconsolidated joint ventures	113,233	—	(88,727)	(11,338)	(11,790)	1,378
Acquired lease intangibles, net	121,904	—	38,667	—	3,481	164,052
Deferred costs, net	19,590	(28)	2,271	4	242	22,079
Other assets	28,274	(1)	1,965	90	1,605	31,933
Total assets	$1,583,500	(2,917)	217,511	7,918	20,267	1,826,279

Liabilities:
Accounts payable and accrued expenses	$58,690	(69)	6,085	1,689	123	66,518
Acquired below market lease intangibles, net	45,087	—	15,424	—	35	60,546
Distributions payable	5,130	—	—	—	—	5,130
Mortgages payable	541,254	(739)	135,009	7,263	18,258	701,045
Unsecured credit facilities	290,000	—	—	—	—	290,000
Convertible notes	28,558	—	—	—	—	28,558
Other liabilities	20,734	(8)	2,595	1,767	313	25,401
Total liabilities	989,453	(816)	159,113	10,719	18,729	1,177,198

Stockholders’ Equity:
Preferred stock	110,000	—	—	—	—	110,000
Common stock	996	—	—	—	—	996
Additional paid-in capital	886,737	—	119	—	—	886,856
Accumulated distributions in excess of net income	(395,913)	(4,060)	58,279	(2,801)	1,538	(342,957)
Accumulated other comprehensive loss	(5,814)	—	—	—	—	(5,814)
Total stockholders’ equity	596,006	(4,060)	58,398	(2,801)	1,538	649,081

Noncontrolling interest	(1,959)	1,959	—	—	—	—
Total equity	594,047	(2,101)	58,398	(2,801)	1,538	649,081

Total liabilities and equity	$1,583,500	(2,917)	217,511	7,918	20,267	1,826,279

Statements of Operations (unaudited) - Pro-rata Consolidation

Three months ended June 30, 2013	Consolidated Statement of Operations	IN Retail Fund LLC (NYSTRS) (1)	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Pro-rata Consolidated Statement of Operations
Revenues:
Rental income	$29,947	2,530	6,663	1	1,015	40,156
Tenant recoveries	10,600	1,146	3,019	4	73	14,842
Other property income	426	15	55	—	—	496
Fee income from unconsolidated joint ventures	1,958	—	—	—	—	1,958
Total revenues	42,931	3,691	9,737	5	1,088	57,452

Expenses:
Property operating expenses	5,789	344	1,257	52	116	7,558
Real estate tax expense	8,448	1,018	1,916	24	57	11,463
Depreciation and amortization	14,583	1,131	3,692	—	411	19,817
Provision for asset impairment	369	—	—	—	—	369
General and administrative expenses	5,269	10	174	—	—	5,453
Total expenses	34,458	2,503	7,039	76	584	44,660

Operating income	8,473	1,188	2,698	(71)	504	12,792

Other income	664	2	—	9	—	675
Gain from settlement of receivables	3,095	—	—	—	—	3,095
Gain from change in control of investment properties	95,378	—	—	—	—	95,378
Gain on sale of joint venture interest	393	—	—	—	—	393
Interest expense	(8,407)	(690)	(1,603)	(121)	(343)	(11,164)
Income (loss) before income tax expense of taxable REIT subsidiaries, equity in earnings of unconsolidated joint ventures and discontinued operations	99,596	500	1,095	(183)	161	101,169

Income tax expense of taxable REIT subsidiaries	(1,567)	—	—	—		(1,567)
Equity in earnings of unconsolidated joint ventures	2,172	(500)	(1,095)	183	(161)	599
Income from continuing operations	100,201	—	—	—	—	100,201

Income from discontinued operations	3,771	—	—	—	—	3,771
Net income	103,972	—	—	—	—	103,972

Net (income) loss attributable to the noncontrolling interest	(2)	—	—	—	—	(2)
Net income attributable to Inland Real Estate Corporation	103,970	—	—	—	—	103,970

Dividends on preferred shares	(2,295)	—	—	—	—	(2,295)
Net income attributable to common stockholders	$101,675	—	—	—	—	101,675

(1)    Includes results through the June 3, 2013 acquisition date.

Six months ended June 30, 2013	Consolidated Statement of Operations	IN Retail Fund LLC (NYSTRS) (1)	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Pro-rata Consolidated Statement of Operations
Revenues:
Rental income	$57,439	6,329	13,301	19	1,480	78,568
Tenant recoveries	21,472	3,134	6,505	17	149	31,277
Other property income	996	46	126	—	—	1,168
Fee income from unconsolidated joint ventures	3,554	—	—	—	—	3,554
Total revenues	83,461	9,509	19,932	36	1,629	114,567

Expenses:
Property operating expenses	13,326	1,214	3,293	95	181	18,109
Real estate tax expense	15,654	2,515	3,884	52	109	22,214
Depreciation and amortization	27,143	2,814	7,666	10	600	38,233
Provision for asset impairment	369	—	—	692	—	1,061
General and administrative expenses	9,976	25	264	—	—	10,265
Total expenses	66,468	6,568	15,107	849	890	89,882

Operating income	16,993	2,941	4,825	(813)	739	24,685

Other income	1,509	2	2	9	—	1,522
Gain from settlement of receivables	3,095	—	—	—	—	3,095
Gain from change in control of investment properties	95,378	—	—	—	—	95,378
Gain on sale of investment properties	1,498	—	—	—	—	1,498
Gain on sale of joint venture interest	734	—	—	—	—	734
Impairment of investment securities	(98)	—	—	—	—	(98)
Interest expense	(16,519)	(1,819)	(3,197)	(225)	(494)	(22,254)
Income (loss) before income tax benefit (expense) of taxable REIT subsidiaries, equity in earnings of unconsolidated joint ventures and discontinued operations	102,590	1,124	1,630	(1,029)	245	104,560

Income tax benefit (expense) of taxable REIT subsidiaries	(1,795)	—	—	—		(1,795)
Equity in earnings of unconsolidated joint ventures	3,512	(1,124)	(1,630)	1,029	(245)	1,542
Income from continuing operations	104,307	—	—	—	—	104,307

Income from discontinued operations	6,578	—	—	—	—	6,578
Net income	110,885	—	—	—	—	110,885

Net (income) loss attributable to the noncontrolling interest	(14)	—	—	—	—	(14)
Net income attributable to Inland Real Estate Corporation	110,871	—	—	—	—	110,871

Dividends on preferred shares	(4,505)	—	—	—	—	(4,505)
Net income attributable to common stockholders	$106,366	—	—	—	—	106,366

(1)    Includes results through the June 3, 2013 acquisition date.

Subsequent Events

Reference is made to Note 16, “Subsequent Events” to the accompanying consolidated financial statements for a discussion of our subsequent event disclosures, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  As of June 30, 2013, we have one interest rate swap contract, which was entered into as a requirement under a secured mortgage.

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

	2013 (a)		2014 (a)		2015	2016		2017		Thereafter		Total		Fair Value (b)
Fixed rate debt	$101,952		88,162	(c)	37,798	8,974		46,168		227,673		510,727	(d)	528,627
Weighted average interest rate	5.48%		5.29%		6.11%	5.00%		5.05%		5.10%		5.27%		—
Variable rate debt	$14,800	(e)	6,200		—	100,000	(f)	175,000	(g)	50,000	(h)	346,000	(d)	343,181
Weighted average interest rate	3.20%		0.36%		—%	2.23%		2.00%		3.50%		2.30%		—
  ________________________________________

(a)
Approximately $156,719 of the Company’s mortgages payable matures in the next twelve months.  Included in the debt maturing in 2013 is approximately $90,247 secured by the Company's Algonquin Commons property. Although these loans do not mature until November 2014, the Company has included them in 2013 because the lender has accelerated the due date of the loans in connection with their decision to initiate foreclosure proceedings. We intend to repay the other remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

(b)
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by its lenders (Level 3).

(c)
Included in the debt maturing in 2014 are the Company’s convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require the Company to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets at June 30, 2013 reflect the value of the notes including the remaining unamortized discount of $657.

(d)
The total debt above reflects the total principal amount outstanding.  The consolidated balance sheets at June 30, 2013 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $3,742.

(e)
The Company has guaranteed approximately $7,400 of the mortgage secured by the Orchard Crossing investment property and would be required to make a payment on this guarantee upon the default of any of the provision in the loan document, unless the default is otherwise waived.

(f)
Included in the debt maturing during 2016 is the Company’s unsecured line of credit facility, totaling $65,000.  The Company pays interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of June 30, 2013, the weighted average interest rate on outstanding draws on the line of credit facility was 2.00%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2013, the Company was in compliance with these financial covenants.

(g)
Included in the debt maturing during 2017 is the Company’s $175,000 term loan, which matures in August 2017.  The Company pays interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of June 30, 2013, the weighted average interest rate on the term loan was 2.00%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2013, the Company was in compliance with these financial covenants.

(h)
Included in the thereafter column is the Company’s $50,000 term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of June 30, 2013, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2013, the Company was in compliance with these financial covenants.

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

At June 30, 2013, approximately $346,000, or 40%, of our debt bore interest at variable rates, with a weighted average rate of 2.30% per annum. An increase in the variable interest rates charged on debt containing variable interest rate terms constitutes a market risk.  A 1.0% annualized increase in interest rates would have increased our interest expense by approximately $1,730 for the six months ended June 30, 2013.

Equity Price Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices is a result of our investment in securities.  At June 30, 2013, our investment in securities, classified as available for sale, totaled $4,855.  The carrying values of investments in securities subject to equity price risks are based on quoted market prices as of the date of the applicable consolidated balance sheets.  Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  Fluctuation in the market price of a security may result from any number of factors including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments and general market conditions.  Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.  We do not engage in derivative or other hedging transactions to manage our equity price risk.

Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, a 10% increase or decrease in the fair value of our available-for-sale securities as of June 30, 2013 and December 31, 2012, would change their fair values by $486 and $771, respectively.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the board of directors.

Based on management’s evaluation as of June 30, 2013, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

There were no material developments in the quarter ended June 30, 2013, in the legal proceedings disclosed under Item 3 of Part I of our Form 10-K for the year ended December 31, 2012, and Item 1 of Part II of our Form 10-Q for the quarter March 31, 2013.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference:

Item No.	Description

3.1	Fifth Articles of Amendment and Restatement of the Registrant, as amended (1)

3.2	Amended and Restated Bylaws of the Registrant effective August 5, 2013 (2)

4.1	Specimen Stock Certificate (3)

4.2	Dividend Reinvestment Plan of the Registrant (4)

10.1	Employment Agreement between Inland Real Estate Corporation and Mark E. Zalatoris, effective as of January 1, 2013 (5)

10.2	Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2013 (6)

10.3	Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2013 (7)

10.4	Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2013 (8)

10.5	Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2013 (9)

10.6
Reformation and Modification of Fifth Amended and Restated Credit Agreement dated April 23, 2013, effective as of August 21, 2012, to the Fifth Amended and Restated Credit Agreement dated as of August 21, 2012 among Inland Real Estate Corporation as Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Co-Lead Arranger and Wells Fargo Bank, National Association as Co-Syndication Agent and Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC) as Co-Lead Arranger and Bank of America, N.A. as Co-Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporation as Co-Lead Arranger and RBS Citizens, National Association d/b/a Charter One, as Co-Documentation Agent and Bank of Montreal, as Co-Documentation Agent and the several lenders from time to time parties thereto, as Lenders (*)(13)

10.7
Reformation and Third Modification of Unsecured Loan Agreement, dated April 12, 2013, effective as of November 15, 2011, to the Unsecured Loan Agreement dated as of November 15, 2011, by and between Inland Real Estate Corporation as Borrower and Wells Fargo Bank, National Association as Lender (*)(13)

10.8
Reformation and Modification of Second Amended and Restated Term Loan Agreement, dated April 23, 2013, effective as of August 21, 2012, to the Second Amended and Restated Term Loan Agreement dated as of August 21, 2012 among Inland Real Estate Corporation as Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Co-Lead Arranger and Wells Fargo Bank, National Association as Co-Syndication Agent and Wells Fargo Securities, LLC (f/k/a/ Wachovia Capital Markets, LLC) as Co-Lead Arranger and Bank of America, N.A. as Co-Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Co-Lead Arranger and RBS Citizens, National Association d/b/a Charter One, as Co-Documentation Agent and Bank of Montreal, as Co-Documentation Agent and the several lenders from time to time parties thereto, as Lenders (*)(13)

10.9
Agreement for the purchase and sale of membership interests in IN Retail Fund, L.L.C. made as of May 24, 2013 by and between New York State Teachers' Retirement System, as Assignor, and Inland Real Estate Corporation, as Assignee (10)(13)

10.10
Underwriting Agreement, dated May 29, 2013 among Inland Real Estate Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and BMO Capital Markets Corp, as representatives of the several underwriters named in Schedule A thereto (11)(13)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, filed with the Securities and Exchange Commission on August 8, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (12)

_____________________________________________________________________

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2013 (file number 001-32185).

(2)
Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2013 (file number 001-32185).

(3)
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

(5)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001-32185).

(6)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001-32185).

(7)
Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001-32185).

(8)
Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001-32185).

(9)
Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001-32185).

(10)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 28, 2013 (file number 001-32185).

(11)	Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2013 (file number 001-32185).

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

(13)
The agreements to which this footnote corresponds (collectively the “Agreements”) are not intended to modify or supplement any factual or other disclosures to investors about the parties to those Agreements, including the Company, and should be read by investors together with the periodic and current reports and other statements that the Company furnishes to or files with the Securities and Exchange Commission (the “SEC”). The Agreements govern the contractual rights and duties of, and allocate risks among, the parties in the context of the transactions contemplated by the Agreements. The representations and warranties made by the parties in the Agreements reflect the result of negotiations between the parties, are solely for the benefit of the parties and may be limited or modified by a variety of factors, including: subsequent events, information included in public filings, disclosures made during negotiations, correspondence between the parties and disclosure schedules and disclosure letters, as applicable, to the Agreements. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time. In addition, the standard of materiality applicable to information included in, or omitted from, representations and warranties made by the parties in the Agreements may differ from the standard of materiality applicable to disclosures and other information provided by the Company to its investors, and accordingly investors in the Company should not rely on these representations and warranties as if they are statements of fact being made by the Company to its investors at the time of this filing or as of any other time.

(*)	Filed as part of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris President and Chief Executive Officer (principal executive officer)
Date:	August 8, 2013

/s/ BRETT A. BROWN

By:	Brett A. Brown Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date:	August 8, 2013

Exhibit Index

Item No.	Description

3.1	Fifth Articles of Amendment and Restatement of the Registrant, as amended (1)

3.2	Amended and Restated Bylaws of the Registrant effective August 5, 2013 (2)

4.1	Specimen Stock Certificate (3)

4.2	Dividend Reinvestment Plan of the Registrant (4)

10.1	Employment Agreement between Inland Real Estate Corporation and Mark E. Zalatoris, effective as of January 1, 2013 (5)

10.2	Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2013 (6)

10.3	Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2013 (7)

10.4	Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2013 (8)

10.5	Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2013 (9)

10.6
Reformation and Modification of Fifth Amended and Restated Credit Agreement dated April 23, 2013, effective as of August 21, 2012, to the Fifth Amended and Restated Credit Agreement dated as of August 21, 2012 among Inland Real Estate Corporation as Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Co-Lead Arranger and Wells Fargo Bank, National Association as Co-Syndication Agent and Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC) as Co-Lead Arranger and Bank of America, N.A. as Co-Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporation as Co-Lead Arranger and RBS Citizens, National Association d/b/a Charter One, as Co-Documentation Agent and Bank of Montreal, as Co-Documentation Agent and the several lenders from time to time parties thereto, as Lenders (*)(13)

10.7
Reformation and Third Modification of Unsecured Loan Agreement, dated April 12, 2013, effective as of November 15, 2011, to the Unsecured Loan Agreement dated as of November 15, 2011, by and between Inland Real Estate Corporation as Borrower and Wells Fargo Bank, National Association as Lender (*)(13)

10.8
Reformation and Modification of Second Amended and Restated Term Loan Agreement, dated April 23, 2013, effective as of August 21, 2012, to the Second Amended and Restated Term Loan Agreement dated as of August 21, 2012 among Inland Real Estate Corporation as Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Co-Lead Arranger and Wells Fargo Bank, National Association as Co-Syndication Agent and Wells Fargo Securities, LLC (f/k/a/ Wachovia Capital Markets, LLC) as Co-Lead Arranger and Bank of America, N.A. as Co-Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Co-Lead Arranger and RBS Citizens, National Association d/b/a Charter One, as Co-Documentation Agent and Bank of Montreal, as Co-Documentation Agent and the several lenders from time to time parties thereto, as Lenders (*)(13)

10.9
Agreement for the purchase and sale of membership interests in IN Retail Fund, L.L.C. made as of May 24, 2013 by and between New York State Teachers' Retirement System, as Assignor, and Inland Real Estate Corporation, as Assignee (10)(13)

10.10
Underwriting Agreement, dated May 29, 2013 among Inland Real Estate Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and BMO Capital Markets Corp, as representatives of the several underwriters named in Schedule A thereto (11)(13)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, filed with the Securities and Exchange Commission on August 8, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (12)

_____________________________________________________________

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2013 (file number 001-32185).

(2)
Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2013 (file number 001-32185).

(3)
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

(5)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001-32185).

(6)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001-32185).

(7)
Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001-32185).

(8)
Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001-32185).

(9)
Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001-32185).

(10)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 28, 2013 (file number 001-32185).

(11)	Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2013 (file number 001-32185).

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

(13)
The agreements to which this footnote corresponds (collectively the “Agreements”) are not intended to modify or supplement any factual or other disclosures to investors about the parties to those Agreements, including the Company, and should be read by investors together with the periodic and current reports and other statements that the Company furnishes to or files with the Securities and Exchange Commission (the “SEC”). The Agreements govern the contractual rights and duties of, and allocate risks among, the parties in the context of the transactions contemplated by the Agreements. The representations and warranties made by the parties in the Agreements reflect the result of negotiations between the parties, are solely for the benefit of the parties and may be limited or modified by a variety of factors, including: subsequent events, information included in public filings, disclosures made during negotiations, correspondence between the parties and disclosure schedules and disclosure letters, as applicable, to the Agreements. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time. In addition, the standard of materiality applicable to information included in, or omitted from, representations and warranties made by the parties in the Agreements may differ from the standard of materiality applicable to disclosures and other information provided by the Company to its investors, and accordingly investors in the Company should not rely on these representations and warranties as if they are statements of fact being made by the Company to its investors at the time of this filing or as of any other time.

(*)	Filed as part of this document.