Form 10-Q
period 2013-09-30
INLAND REAL ESTATE CORP
filed 2013-11-07
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

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

As of November 7, 2013, there were 99,689,974 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
September 30, 2013 and December 31, 2012
(In thousands, except per share data)

	September 30, 2013	December 31, 2012
Assets:	(unaudited)
Investment properties:
Land	$397,981	313,261
Construction in progress	16,582	20,837
Building and improvements	1,157,434	957,794
	1,571,997	1,291,892
Less accumulated depreciation	342,807	329,997
Net investment properties	1,229,190	961,895

Cash and cash equivalents	18,891	18,505
Investment in securities	4,587	8,711
Accounts receivable, net	36,723	25,076
Mortgages receivable	—	12,955
Investment in and advances to unconsolidated joint ventures	127,539	129,196
Acquired lease intangibles, net	112,136	41,692
Deferred costs, net	20,949	19,436
Other assets	20,917	25,939
Total assets	$1,570,932	1,243,405

Liabilities:
Accounts payable and accrued expenses	$53,152	36,918
Acquired below market lease intangibles, net	44,179	12,976
Distributions payable	5,107	4,606
Mortgages payable	514,873	412,361
Unsecured credit facilities	335,000	305,000
Convertible notes	28,674	28,327
Other liabilities	13,328	33,014
Total liabilities	994,313	833,202

Stockholders’ Equity:
Preferred stock, $0.01 par value, 12,000 shares authorized; 4,400 8.125% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, issued and outstanding at September 30, 2013 and December 31, 2012, respectively	110,000	110,000
Common stock, $0.01 par value, 500,000 shares authorized; 99,672 and 89,366 Shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	997	894
Additional paid-in capital (net of offering costs of $74,748 and $70,238 at September 30, 2013 and December 31, 2012, respectively)	876,612	784,139
Accumulated distributions in excess of net income	(406,627)	(476,185)
Accumulated other comprehensive loss	(6,116)	(9,269)
Total stockholders’ equity	574,866	409,579

Noncontrolling interest	1,753	624
Total equity	576,619	410,203

Total liabilities and equity	$1,570,932	1,243,405

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30, 2013 and 2012 (unaudited)
(In thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$34,504	28,815	91,556	84,288
Tenant recoveries	13,394	8,621	34,613	27,133
Other property income	2,360	512	3,348	1,786
Fee income from unconsolidated joint ventures	1,578	1,486	5,133	3,554
Total revenues	51,836	39,434	134,650	116,761

Expenses:
Property operating expenses	6,121	5,353	19,205	16,994
Real estate tax expense	10,419	7,328	25,856	21,545
Depreciation and amortization	20,151	13,502	47,089	41,939
Provision for asset impairment	—	—	369	479
General and administrative expenses	4,843	4,314	14,817	13,273
Total expenses	41,534	30,497	107,336	94,230

Operating income	10,302	8,937	27,314	22,531
Other income	534	391	1,733	2,853
Gain from settlement of receivables	—	—	3,095	—
Gain from change in control of investment properties	—	—	95,378	1,043
Loss on sale of investment properties	—	(105)	(202)	(104)
Gain on sale of joint venture interest	475	112	1,209	176
Interest expense	(9,291)	(9,088)	(25,811)	(26,993)
Income (loss) before income tax benefit (expense) of taxable REIT subsidiaries, equity in earnings of unconsolidated joint ventures and discontinued operations	2,020	247	102,716	(494)

Income tax benefit (expense) of taxable REIT subsidiaries	296	(334)	(1,499)	4,347
Equity in earnings of unconsolidated joint ventures	2,128	842	5,641	1,631
Income from continuing operations	4,444	755	106,858	5,484

Income from discontinued operations	1,219	904	9,691	1,738
Net income	5,663	1,659	116,549	7,222

Net loss attributable to the noncontrolling interest	33	28	19	103
Net income attributable to Inland Real Estate Corporation	5,696	1,687	116,568	7,325

Dividends on preferred shares	(2,209)	(2,185)	(6,715)	(5,663)
Net income (loss) attributable to common stockholders	$3,487	(498)	109,853	1,662

Basic and diluted earnings attributable to common shares per weighted average common share:

Income (loss) from continuing operations	$0.02	(0.02)	1.07	—
Income from discontinued operations	0.01	0.01	0.10	0.02
Net income (loss) attributable to common stockholders per weighted average common share — basic	0.04	(0.01)	1.17	0.02

Weighted average number of common shares outstanding — basic	99,317	89,049	93,901	88,973

Income (loss) from continuing operations	$0.02	(0.02)	1.06	—
Income from discontinued operations	0.01	0.01	0.10	0.02
Net income (loss) attributable to common stockholders per weighted average common share — diluted	0.03	(0.01)	1.17	0.02

Weighted average number of common shares outstanding — diluted	99,648	89,049	94,169	89,109

Comprehensive income:
Net income (loss) attributable to common stockholders	$3,487	(498)	109,853	1,662
Unrealized gain (loss) on investment securities	$(413)	190	(799)	(138)
Unrealized gain (loss) on derivative instruments	111	(602)	3,952	(1,869)
Comprehensive income (loss)	$3,185	(910)	113,006	(345)
Note: Basic and diluted Earnings Per Share may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Equity
For the nine months ended September 30, 2013 (unaudited)
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders' equity	Noncontrolling interest	Total equity

	Issued	Amount	Issued	Amount

Balance December 31, 2012	4,400	$110,000	89,366	$894	$784,139	$(476,185)	$(9,269)	$409,579	$624	$410,203
Issuance of common stock, including DRP	—	—	10,132	101	108,401	—	—	108,502	—	108,502
Exercise of stock options	—	—	7	—	54	—	—	54	—	54
Deferred stock compensation	—	—	167	2	(938)	—	—	(936)	—	(936)
Amortization of debt issue costs	—	—	—	—	23	—	—	23	—	23
Offering costs	—	—	—	—	(4,510)	—	—	(4,510)	—	(4,510)
Net income	—	—	—	—	—	116,568	—	116,568	(19)	116,549
Dividends on preferred shares	—	—	—	—	—	(6,715)	—	(6,715)	—	(6,715)
Distributions declared, common	—	—	—	—	—	(40,295)	—	(40,295)	—	(40,295)
Unrealized gain (loss) on investment securities	—	—	—	—	—	—	(799)	(799)	—	(799)
Unrealized gain on derivative instruments	—	—	—	—	—	—	3,952	3,952	—	3,952
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(7,917)	(7,917)
Contributions to noncontrolling interest	—	—	—	—	—	—	—	—	7,149	7,149
Purchase of noncontrolling interest	—	—	—	$—	(10,557)	$—	—	(10,557)	1,916	(8,641)
Balance September 30, 2013	4,400	$110,000	99,672	$997	$876,612	$(406,627)	$(6,116)	$574,866	$1,753	$576,619

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2013 and 2012 (unaudited)
(In thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$116,549	7,222
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	369	479
Depreciation and amortization	47,586	43,427
Amortization of deferred stock compensation	(936)	(404)
Amortization on acquired above/below market leases and lease inducements	616	(547)
Gain on sale of investment properties	(6,121)	(326)
Gain from change in control of investment properties	(95,378)	(1,043)
Impairment of investment securities	98	—
Gain from settlement of receivables	(3,095)	—
Realized gain on investment securities, net	(1,090)	(1,396)
Equity in earnings of unconsolidated ventures	(5,641)	(1,631)
Gain on sale of joint venture interest	(1,209)	(176)
Straight line rent	(476)	(616)
Amortization of loan fees	907	2,388
Amortization of convertible note discount	347	348
Distributions from unconsolidated joint ventures	—	281
Changes in assets and liabilities:
Restricted cash	113	1,400
Accounts receivable and other assets, net	6,831	(4,337)
Accounts payable and accrued expenses	(11,232)	1,181
Prepaid rents and other liabilities	(2,123)	(2,027)
Net cash provided by operating activities	46,115	44,223

Cash flows from investing activities:
Restricted cash	(3,022)	2,435
Proceeds from sale of interest in joint venture, net	52,978	9,816
Purchase of investment securities	—	(2,614)
Sale of investment securities	4,316	7,208
Purchase of investment properties	(157,928)	(176,116)
Additions to investment properties, net of accrued additions	(12,787)	(18,105)
Proceeds from sale of investment properties, net	18,495	17,519
Proceeds from land condemnation	167	133
Distributions from unconsolidated joint ventures	10,657	28,687
Investment in unconsolidated joint ventures	(27,303)	(11,591)
Funding of mortgages receivable	(1,287)	(10,743)
Repayments of mortgages receivable	—	515
Payment of leasing fees	(2,087)	(2,283)
Net cash used in investing activities	(117,801)	(155,139)

Cash flows from financing activities:
Issuance of shares, including DRP, net of offering costs	104,046	60,825
Purchase of noncontrolling interest, net	(8,641)	—
Loan proceeds	21,840	111,787
Payoff of debt	(26,809)	(9,904)
Proceeds from term loan	5,000	25,000
Proceeds from the unsecured line of credit facility	110,000	123,000
Repayments on the unsecured line of credit facility	(85,000)	(148,000)
Loan fees	(329)	(3,348)
Distributions paid	(46,509)	(43,574)
Distributions to noncontrolling interest partners	(351)	(453)
Contributions to noncontrolling interest	50	100
Margin loan payable	—	(1,403)
Payment of earnout liability	(1,225)	—
Net cash provided by financing activities	72,072	114,030

Net increase in cash and cash equivalents	386	3,114
Cash and cash equivalents at beginning of period	18,505	7,751
Cash and cash equivalents at end of period	$18,891	10,865

Supplemental disclosure of cash flow information
Cash paid for interest	$19,221	21,011

Non-cash accrued additions to investment properties	$(1,335)	657

Non-cash distributions to noncontrolling interest partners	$(7,566)	—

Non-cash contributions to noncontrolling interest partners	$7,099	—
 The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

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

1)           Organization and Basis of Accounting

Inland Real Estate Corporation (the “Company”), a Maryland corporation, was formed on May 12, 1994.  The Company is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly or through its unconsolidated entities) open-air neighborhood, community and power shopping centers and single tenant retail properties located primarily in Midwest markets.  Through wholly-owned subsidiaries, Inland Commercial Property Management, Inc. ("ICPM") and Inland TRS Property Management, Inc., the Company manages all properties it owns interests in and properties for certain third parties and related parties.

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

The consolidated results of the Company include the accounts of Inland Ryan LLC and IRC-IREX Venture II, LLC, which are both VIE's for which the Company is the primary beneficiary.  The Company has determined that the interests in these entities are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations and comprehensive income. During the three months ended September 30, 2013, the Company repurchased the remaining outstanding membership units of Inland Ryan LLC for $8,641, resulting in the Company owning 100% of Inland Ryan LLC.

Recent Accounting Principles

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

(2)           Investment Securities

At September 30, 2013 and December 31, 2012, investment in securities includes $3,587 and $7,711, respectively, of perpetual preferred securities and common securities classified as available-for-sale securities, which are recorded at fair value.  In addition, $1,000 in each period of preferred securities are recorded at cost.  The Company determined that these securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized.  The Company has recorded a net unrealized loss of $37 on the accompanying consolidated balance sheets as of September 30, 2013, and a net unrealized gain of $762 as of December 31, 2012, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Sales of investment securities available-for-sale during the three and nine months ended September 30, 2013 resulted in gains on sale of $271 and $1,090, respectively, and during the three and nine months ended September 30, 2012, these gains were $305 and $1,396, respectively. These gains are included in other income in the accompanying consolidated statements of operations and comprehensive income.  Dividend income is recognized when received.

The Company evaluates its investments for impairment quarterly.  The Company’s policy for assessing near term recoverability of its available for sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and it believes it to be other than temporary.  During the nine months ended September 30, 2013, the Company recognized an impairment charge of $98, with respect to its investment in perpetual preferred and common securities in the accompanying consolidated financial statements. Due to various factors, including the extent and duration during which the market price had been below cost, the Company concluded the decline in value was other than temporary. No such losses were required or recorded for the nine months ended September 30, 2012.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
REIT Stock	$1,585	(167)	—	—	1,585	(167)

Non-REIT Stock	$—	—	63	(10)	63	(10)

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

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at September 30, 2013	Investment in and advances to unconsolidated joint ventures at September 30, 2013	Investment in and advances to unconsolidated joint ventures at December 31, 2012
IN Retail Fund LLC (a)	—%	$—	18,007
Oak Property and Casualty	20%	1,487	1,494
TMK/Inland Aurora Venture LLC (b)	40%	(279)	2,088
PTI Boise LLC, PTI Westfield, LLC (c)	85%	12,949	11,507
INP Retail LP (d)	55%	105,201	91,438
IRC/IREX Venture II LLC (e)	(f)	8,181	4,662
Investment in and advances to unconsolidated joint ventures		$127,539	129,196
 ________________________________________

(a)	Joint venture with New York State Teachers Retirement System (“NYSTRS”). As of June 3, 2013, the Company owns 100% of the outstanding interests in this joint venture.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

(b)	The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)	Joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”)

(d)	Joint venture with PGGM Private Real Estate Fund (“PGGM”)

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

The unconsolidated joint ventures had total outstanding debt in the amount of $311,956 (total debt, not the Company’s pro rata share) at September 30, 2013 that matures as follows:

Joint Venture Entity	2013	2014	2015	2016	2017	Thereafter	Total
PTI Boise LLC (a)	$—	3,966	—	—	—	—	3,966
PTI Westfield LLC (b)	5,745	—	—	—	—	—	5,745
INP Retail LP	—	—	5,800	—	26,466	208,760	241,026
IRC/IREX Venture II LLC	—	—	—	—	—	61,219	61,219
Total unconsolidated joint venture debt (c)	$5,745	3,966	5,800	—	26,466	269,979	311,956
 ________________________________________

(a)	The Company is the lender to the joint venture.

(b)
This loan matures in December 2013.  The Company has guaranteed approximately $500 of this outstanding loan. The PTI Westfield joint venture will attempt to extend or restructure this joint venture debt, as it has done in the past, although there is no assurance that the Company, or its joint venture partner, will be able to restructure this debt on terms and conditions the Company finds acceptable, if at all.

(c)
The total debt above reflects the total principal amount outstanding.  The unconsolidated joint ventures' balance sheets at September 30, 2013 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $4,152.

The Company has guaranteed approximately $500 of unconsolidated joint venture debt as of September 30, 2013. The guarantee is in effect for the entire term of the loan as set forth in the loan documents.  The Company is required to pay on a guarantee upon the default of any of the provisions in the loan documents, unless the default is otherwise waived.  The Company is required to estimate the fair value of the guarantee and, if material, record a corresponding liability.  The Company has determined that the fair value of the guarantee is immaterial as of September 30, 2013 and accordingly has not recorded a liability related to the guarantees on the accompanying consolidated balance sheets.

The Company earns fees for providing asset management, property management, leasing and acquisition services to its joint ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission, which is reflected as fee income from unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  Fee income earned for the three and nine months ended September 30, 2013 and 2012 are reflected in the table below.

	Three months ended September 30,		Nine months ended September 30,
Joint Venture with:	2013	2012	2013	2012
PGGM	$542	482	1,739	1,339
NYSTRS	—	326	390	867
IPCC	1,036	677	3,001	1,340
Other	—	1	3	8
Fee income from unconsolidated joint ventures	$1,578	1,486	5,133	3,554

The fee income from the joint venture with PGGM has increased due to the increase in assets under management. The fee income from the joint venture with IPCC increased due primarily to acquisition fees earned in conjunction with the sales of ownership interests in the properties available for sale during each period. The fee income from the joint venture with NYSTRS decreased due to the consolidation during the nine months ended September 30, 2013 of the properties formerly held by the joint venture.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company’s continuing involvement with these investment properties.  Differences between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture property assets.  During the three and nine months ended September 30, 2013, the Company recorded $517 and $2,174, respectively, of amortization of this basis difference, as compared to $888 and $2,590 during the three and nine months ended September 30, 2012, respectively, which is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

The Company’s proportionate share of the earnings or losses related to its unconsolidated joint ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.

Joint Venture with PGGM

The Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager in 2010 and completed an amendment to the partnership agreement in 2012 to increase the maximum equity contributions of each partner.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  The joint venture may acquire up to a total of $900,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets. The Company's maximum total contribution is approximately $280,000 and PGGM's maximum total equity contribution is approximately $230,000.

As of September 30, 2013, the joint venture has acquired a total of approximately $570,000 of retail assets, including those properties contributed by the Company. As of September 30, 2013, PGGM's remaining maximum potential equity contribution was approximately $75,000 and the Company's was approximately $91,000.

As properties were contributed to the joint venture, the net assets were removed from the Company's consolidated financial statements. The table below reflects those properties that were deconsolidated during the nine months ended September 30, 2012. The Company did not contribute additional assets to the joint venture during the nine months ended September 30, 2013 and is not required to do so in the future.

September 30, 2012
Net investment properties	$(50,845)
Acquired lease intangibles, net	(149)
Deferred costs, net	(1,120)
Other assets	(1,675)
Mortgages payable	20,891
Other liabilities	193
Net assets contributed	$(32,705)

PGGM owns a forty-five percent equity ownership interest and the Company owns a fifty-five percent interest in the venture.  The Company is the managing partner of the venture and is responsible for the day-to-day activities of the venture.  The Company determined that this joint venture was not a VIE.  Both partners have the ability to participate in major decisions, as detailed in the joint venture agreement, and therefore, neither partner is deemed to have control of the joint venture.  Therefore, this joint venture is accounted for using the equity method of accounting.

During the nine months ended September 30, 2013, the joint venture with PGGM entered into a limited liability company agreement with Pine Tree and IBT Group, LLC ("IBT"). This agreement forms a joint venture between the three parties to acquire, develop, operate and manage the property known as Evergreen Park Promenade, located in Evergreen Park, Illinois. The venture acquired the vacant land parcel for $5,500 and intends to construct approximately 92,500 square feet of gross leasable area, of which approximately 95% has been pre-leased to national retailers. The joint venture determined that this newly created venture is not a VIE. All parties have the ability to participate in major decisions, as detailed in the agreement, and therefore, no partner is deemed to have control of the venture. Therefore, the joint venture with PGGM will account for this new venture using the equity method of accounting.

During the nine months ended September 30, 2013, the Company recorded approximately $1,384 of gain from the portion of the investment properties deemed sold to third-party venture partners.

Joint Venture with NYSTRS

On June 3, 2013, the Company completed the acquisition of the 50 percent ownership interest of NYSTRS in the joint venture entity. The Company acquired the 50% interest of NYSTRS in the joint venture for approximately $121,100 in cash. The Company funded the acquisition utilizing $91,600 received from selling 9,000 shares of its common stock during the period, cash on hand and funds received from a draw on its line of credit facility. The Company now owns all of the outstanding interests in the joint venture. The Company's decision to acquire the joint venture interest was based on advancing its strategic goals to increase the size and quality of its consolidated portfolio, simplify the ownership structure and strengthen the

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

Company's balance sheet. See additional discussion of this transaction under the heading "Change in Control Transactions" in this footnote 3.

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

The joint venture was determined to be a VIE under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any ownership interests, the joint venture owns 100% of the ownership interests in the property and controls the major decisions that affect the underlying property; and therefore upon initial acquisition, the joint venture consolidates the property.  At the time of first sale of an ownership interest, the joint venture no longer controls the underlying property as the activities and decisions that most significantly impact the property’s economic performance are now subject to joint control among the co-owners or lender; and therefore, at such time, the property is deconsolidated and accounted for under the equity method (unconsolidated).  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures until all ownership interests have been sold.  The table below reflects those properties that were deconsolidated during the nine months ended September 30, 2013 and 2012, and therefore no longer represent the consolidated assets and liabilities of the VIE.

	September 30, 2013	September 30, 2012
Investment properties	$(92,122)	(45,145)
Acquired lease intangibles	(12,924)	(8,458)
Below market lease intangibles	3,064	3,524
Mortgages payable	61,915	28,196
Net change to investment in and advances to unconsolidated joint ventures	$(40,067)	(21,883)

During the nine months ended September 30, 2013 and 2012, the joint venture with IPCC acquired seventeen and twelve investment properties, respectively.  In conjunction with the sales of ownership interests, the Company recorded gains of approximately $475 and $1,209 for the three and nine months ended September 30, 2013, respectively, as compared to $112 and $176 for the three and nine months ended September 30, 2012, respectively. These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

Variable Interest Entity Financial Information

The following table presents certain assets and liabilities of consolidated variable interest entities ("VIEs"), which are included in the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012.  The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

	September 30, 2013	December 31, 2012
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Net investment properties	$1,413	55,823
Other assets	87	8,589
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$1,500	64,412

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Mortgages payable	$—	33,085
Other liabilities	37	1,638

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$37	34,723

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

During the nine months ended September 30, 2012, the Company, on behalf of the NARE/Inland North Aurora LLC joint ventures, negotiated with the lender of the North Aurora Town Center development properties to repay the mortgage payable, which matured in July 2011, at a discount. The Company contributed $10,000 to repay the entire $30,537 outstanding mortgage, resulting in a gain on extinguishment of debt in the amount of $20,537. In conjunction with this debt repayment, the joint ventures previously established to develop these properties were dissolved and the development properties and remaining indebtedness were consolidated by the Company. The consolidation of these properties resulted in a loss of approximately $19,494. The Company recorded a net gain on the change in control of $1,043 related to this transaction.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

	IN Retail Fund, LLC September 30, 2013	North Aurora Town Center September 30, 2012
Investment properties:
Land	$103,430	1,127
Building and improvements (a)	238,482	3,512
Construction in progress	—	7,970
Investment properties	341,912	12,609
Cash	5,609	—
Accounts receivable	7,668	—
Acquired lease intangibles	89,871	2,876
Deferred costs	1,134	—
Other assets	587	74
Total assets acquired	446,781	15,559

Accounts payable and accrued expenses	12,482	—
Mortgages payable, net (a)	155,946	4,300
Acquired below market lease intangibles	32,415	—
Other liabilities	1,529	85

Net assets acquired	$244,409	11,174

(a)	Includes $3,742 of unamortized mortgage premiums and discounts.

The following table summarizes the investment in the joint ventures:

	IN Retail Fund, LLC September 30, 2013	North Aurora Town Center September 30, 2012
Investments in and advances to unconsolidated joint ventures prior to change in control transaction	$28,328	—
Investments in and advances to unconsolidated joint ventures activity	(365)	10,131
Gain from change in control of investment properties	95,378	1,043
Cash paid	121,068	—
Net assets acquired	$244,409	11,174

The following condensed pro forma consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 include adjustments related to the acquisition of the ownership interest in IN Retail Fund, LLC which is considered material to the consolidated financial statements, assuming the acquisition had been consummated as of January 1, 2012. On a pro forma basis, the Company assumes shares outstanding as of September 30, 2013 were outstanding as of January 1, 2012. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming this acquisition had been consummated as of January 1, 2012 nor does it purport to represent the results of operations for future periods.

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Historical	Pro Forma Adjustments (a)	As Adjusted (unaudited)	Historical	Pro Forma Adjustments	As Adjusted (unaudited)
Total revenues	$51,836	—	51,836	134,650	18,703	153,353

Net income attributable to Inland Real Estate Corporation	$5,696	—	5,696	116,568	(7,245)	109,323

Net income attributable to common stockholders	$3,487	—	3,487	109,853	(7,245)	102,608

Net income attributable to common stockholders per weighted average common share - basic	$0.04		0.04	1.17		1.04

Net income attributable to common stockholders per weighted average common share - diluted	$0.03		0.03	1.17		1.05

Weighted average number of common shares outstanding - basic	99,317		99,317	93,901		98,945

Weighted average number of common shares outstanding - diluted	99,648		99,648	94,169		98,109

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Historical	Pro Forma Adjustments	As Adjusted (unaudited)	Historical	Pro Forma Adjustments	As Adjusted (unaudited)
Total revenues	$39,434	10,616	50,050	116,761	32,757	149,518

Net income (loss) attributable to Inland Real Estate Corporation	$1,687	(4,339)	(2,652)	7,325	(14,220)	(6,895)

Net income (loss) attributable to common stockholders	$(498)	(4,339)	(4,837)	1,662	(14,220)	(12,558)

Net income (loss) attributable to common stockholders per weighted average common share - basic and diluted	$(0.01)		(0.05)	0.02		(0.13)

Weighted average number of common shares outstanding - basic	89,049		98,049	88,973		97,973

Weighted average number of common shares outstanding - diluted	89,049		98,229	89,109		98,109

(a)
No pro forma adjustments are necessary for the three months ended September 30, 2013 because the transaction occurred prior to the third quarter and the current period financial statements include a full three months of operations of the acquired portfolio.

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

The impairment of assets during the nine months ended September 30, 2013 at the joint venture level and the Company's pro-rata share are included in the below table. The Company's pro-rata share of the loss is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income. No impairment losses were required or recorded during the nine months ended September 30, 2012.

	Nine months ended September 30, 2013
Joint Venture Entity	Total impairment	Company’s pro rata share

TMK/Inland Aurora Venture LLC	$1,730	692

Joint Venture Financial Statements

Summarized financial information for the unconsolidated joint ventures is as follows:

	As of
	September 30, 2013	December 31, 2012
Balance Sheets:
Assets:
Investment in real estate, net	$670,930	888,476
Other assets	68,543	84,921
Total assets	$739,473	973,397

Liabilities:
Mortgage payable (a)	$316,108	460,116
Other liabilities	63,962	90,989
Total liabilities	$380,070	551,105

Total equity	$359,403	422,292

Total liabilities and equity	$739,473	973,397

Investment in and advances to unconsolidated joint ventures	$127,539	129,196

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Statements of Operations:
Total revenues	$2,025	26,229	81,554	76,368
Total expenses (b)	(1,750)	(27,760)	(77,336)	(80,532)
Income (loss) from operations	$275	(1,531)	4,218	(4,164)

Inland’s pro rata share of income (loss) from operations (c)	$2,128	842	5,641	1,631
  ________________________________________

(a)	Includes $4,152 of unamortized mortgage premiums and discounts.

(b)
Total expenses for the nine months ended September 30, 2013 include impairment charges in the amount of $1,730. No impairment charges were recorded during the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2012.

(c)	IRC’s pro rata share includes the amortization of certain basis differences and an elimination of IRC’s pro rata share of the management fee expense.

(4)           Acquisitions

Date Acquired	Property	City	State	GLA Sq. Ft.	Approximate Purchase Price
01/24/13	Family Dollar (a)	Abilene	TX	9,180	$1,142
01/24/13	Family Dollar (a)	Colorado City	TX	8,320	1,009
02/12/13	Mariano's (a)	Palatine	IL	71,324	22,675
02/12/13	Mariano's (a) (b)	Vernon Hills	IL	71,248	27,883
04/17/13	Family Dollar (a)	Cameron	TX	8,320	938
04/17/13	Family Dollar (a)	Charleston	MO	8,320	1,107
04/17/13	Family Dollar (a)	Wausaukee	WI	8,000	1,137
04/17/13	Winfield Pointe Center (c)	Winfield	IL	19,888	(c)
04/17/13	Eola Commons (c)	Aurora	IL	23,080	(c)
04/24/13	Warsaw Commons (d)	Warsaw	IN	87,826	11,393
07/26/13	Freedom Commons (a)	Naperville	IL	42,218	24,400
09/10/13	Dollar General (a)	Lafayette	WI	9,026	944
09/10/13	Dollar General (a)	Gale	WI	9,026	945
09/11/13	Dollar General (a) (e)	Mobile	AL	9,100	1,219
09/11/13	Dollar General (a) (e)	LaGrange	GA	9,100	1,145
09/11/13	Dollar General (a) (e)	Midland City	AL	12,382	1,393
09/11/13	Dollar General (a) (e)	Woodville	AL	9,026	1,067
09/11/13	Dollar General (a) (e)	Fortson	GA	9,100	1,173
09/11/13	Dollar General (a) (e)	Warrior	AL	9,100	1,089
09/25/13	Family Dollar	Marion	IL	8,000	1,474

	Total			441,584	$102,133
  ________________________________________

(a)	These properties were deconsolidated during the nine months ended September 30, 2013 as a result of sales of ownership interests to investors.

(b)	Subsequent to the original purchase, on March 14, 2013, the Company acquired an additional 82,328 square foot parking lot for approximately $4,238, which is included in the purchase price above.

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

(d)	This property is subject to future earnout payments of approximately $1,800, the fair value as calculated based on anticipated payments, of which $1,225 has already been paid.

(e)	These properties were contributed to the joint venture with IPCC in September 2013, however, the Company did not contribute the equity to acquire the properties.

During the nine months ended September 30, 2013, consistent with the Company’s growth initiative, the Company acquired the investment properties listed above, which were consolidated upon acquisition.  The Company acquired 100% of the beneficial interests of each property for an aggregate purchase price of approximately $102,133.

The following table presents certain additional information regarding the Company’s acquisitions during the nine months ended September 30, 2013. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date were as follows:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

Property	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles
Family Dollar	$145	907	93	3
Family Dollar	6	993	21	11
Mariano's	4,239	14,846	3,590	—
Mariano's	6,688	17,194	4,001	—
Family Dollar	39	781	127	9
Family Dollar	195	799	113	—
Family Dollar	92	905	140	—
Winfield Pointe Center	697	1,364	661	139
Eola Commons	1,078	2,017	1,016	117
Warsaw Commons	1,519	8,418	2,394	938
Freedom Commons	10,880	11,854	3,891	2,225
Dollar General	96	819	30	1
Dollar General	119	795	32	1
Dollar General	213	947	59	—
Dollar General	97	992	56	—
Dollar General	135	1,188	70	—
Dollar General	68	948	51	—
Dollar General	188	929	56	—
Dollar General	382	644	63	—
Family Dollar	400	1,013	61	—

Total	$27,276	68,353	16,525	3,444

The Company has not included pro forma financial information related to the above properties acquired during the nine months ended September 30, 2013. Properties acquired through our joint venture with IPCC are only consolidated for a short period of time until the first sale to TIC or DST investors at which point, they become unconsolidated. The acquisitions of Eola Commons and Winfield Point Center were the result of the settlement of outstanding notes receivable. During the three months ended September 30, 2013, the Company sold Eola Commons and it is the Company's intention to sell Winfield Point Center in the near term. The Company acquired Warsaw Commons with the intention of holding this property long-term, however, management has deemed pro forma information immaterial to the overall consolidated financial statements.

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
September 30, 2013 (unaudited)

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at September 30, 2013 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$3,587	—	—
Total assets	$3,587	—	—

Derivative interest rate instruments liabilities (a)	$—	6,080	—
Variable rate debt (b)	—	—	372,896
Fixed rate debt (b)	—	—	527,964
Total liabilities	$—	6,080	900,860

	Fair value measurements at December 31, 2012 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$7,711	—	—
Total assets	$7,711	—	—

Derivative interest rate instruments liabilities (a)	$—	10,031	—
Variable rate debt (b)	—	—	359,089
Fixed rate debt (b)	—	—	398,752
Total liabilities	$—	10,031	757,841
 ________________________________________

(a)	The Company entered into these interest rate swaps as a requirement under certain secured mortgage loans.

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

Level 3
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders. At September 30, 2013 and December 31, 2012, the Company used rates of 3.6% and 4.2%, respectively, for fixed rate debt and 2.2% and 2.6%, respectively, for variable rate debt.  The Company has not elected the fair value option with respect to its debt.  The Company’s financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at September 30, 2013 and December 31, 2012.

(6)    Mortgages and Notes Receivable

In April 2012, the Company entered into a loan agreement with a developer of the Warsaw Commons Shopping Center in Warsaw, Indiana.  The loan provided construction financing to the developer to complete the development of 87,826 square feet of rentable space.  The loan accrued interest at a rate of 7.0% per annum and was added to the balance of the loan on a monthly basis until the interest reserve was met, at which point the borrower began making cash payments. The maximum loan amount under the agreement was $11,545.  The total outstanding balance, plus accrued interest was due upon the May 31, 2013 maturity date.  In conjunction with this loan agreement, the Company earned a fee of $115, equal to 1.0% of the maximum allowed under the loan. Total interest income earned during the nine months ended September 30, 2013 was $234.  Upon completion of the development, the Company had the obligation to acquire the property at a pre-determined price, expected to be approximately $13,000.  Due to the Company’s purchase obligation, the loan fee and interest income earned have not been reflected as income in the accompanying consolidated statements of operations and comprehensive income.

On April 24, 2013, the Company acquired title to the Warsaw Commons Shopping Center for a price of $11,393, subject to future earnout payments. Future earnout payments are estimated to be approximately $1,800, of which approximately $1,200 has already been paid. The balance of the outstanding note was $10,957, and for financial statement purposes was $10,272, at the time of closing. The settlement of this outstanding note resulted in a gain of $685 during the nine months ended September 30, 2013.

In May 2012, the Company, through its TRS, paid approximately $3,969 to acquire the notes on two properties which were in default.  The loans were acquired at a discount to the outstanding balance.  The TRS acquired for $1,800, the $3,720 note encumbering the Winfield Pointe Shopping Center, located in Winfield, Illinois and acquired for $2,169, the $4,500 note encumbering the Eola Commons Shopping Center located in Aurora, Illinois.  The TRS obtained title to each of these properties through foreclosure proceedings during the nine months ended September 30, 2013.

Upon the April 17, 2013 ownership transfer, the Company valued these properties utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, using discount rates and capitalization rates applied to the expected future cash flows of the property. In conjunction with the acquisitions, the notes

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

were extinguished. The fair value of Eola Commons was determined to be $3,994 and the fair value of Winfield Pointe Center was $2,583. The title transfer resulted in a gain of $2,410.

During the three months ended September 30, 2013, the TRS sold the Eola Commons Shopping Center, and intends to sell Winfield Pointe Shopping Center.

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

Amounts paid to TIGI or its affiliates for services and office space provided to the Company are set forth below.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Investment advisor	$12	35	52	79
Loan servicing	43	31	95	99
Property tax payment/reduction work	122	102	196	176
Computer services	192	140	500	377
Other service agreements	58	41	150	130
Broker commissions	19	110	118	472
Office rent and reimbursements	120	120	359	351

Total	$566	579	1,470	1,684

During the nine months ended September 30, 2012, the Company paid a total of $292 in mortgage brokerage fees to Grubb & Ellis Company (“Grubb & Ellis”).  No mortgage brokerage fees were paid to Grubb & Ellis during the three months ended September 30, 2012 or during the three and nine months ended September 30, 2013.  Thomas P. D’Arcy, one of the Company’s independent directors, served as the president, chief executive officer and a member of the board of directors of Grubb & Ellis until April 2012.  Mr. D’Arcy did not participate in these transactions and did not have a material interest in them.  Joel Simmons, one of the Company’s directors, had an indirect personal interest as a broker in these transactions.  Mr. Simmons served as an executive vice president of Grubb & Ellis until April 2012.  Currently, Mr. Simmons is the Executive Managing Director of BGC Partners, a global provider of real estate services.  The Company paid mortgage brokerage fees to BGC Partners of $223 for the three and nine months ended September 30, 2012. No mortgage brokerage fees were paid to BGC Partners during the three and nine months ended September 30, 2013.

(8)               Discontinued Operations

During the nine months ended September 30, 2013 and 2012, the Company sold a total of seven and three investment properties, respectively.  The following table summarizes the properties sold, date of sale, indebtedness repaid, if any, approximate sales proceeds (net of closing costs), gain (loss) on sale, whether the sale qualified as part of a tax deferred exchange and applicable asset impairments.

Property Name	Date of Sale	Indebtedness repaid	Sales Proceeds (net of closing costs)	Gain (loss) on Sale	Tax Deferred Exchange	Provision for Asset Impairment
Grand Traverse Crossings	June 7, 2012	$—	$1,018	$—	No	$123
Riverplace Center	June 15, 2012	—	4,067	—	No	356
Walgreens - Jennings, MO	August 1, 2012	—	2,134	349	No	—
Quarry Outlot	February 20, 2013	—	3,081	1,999	No	—
Oak Lawn Town Center	March 5, 2013	—	3,005	681	No	—
Winnetka Commons	May 14, 2013	—	3,573	556	No	—
Cub Foods - Buffalo Grove	May 31, 2013	3,838	2,241	—	No	369
Berwyn Plaza	July 3, 2013	—	1,448	(101)	No	—
Eola Commons	July 25, 2013	—	4,111	(537)	No	—
Orland Greens	August 15, 2013	—	4,429	1,162	No	—

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of September 30, 2013, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at September 30, 2013 and December 31, 2012, the Company has recorded $205 and $231, respectively, of assets related to discontinued operations and $50 and $51, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the three and nine months ended September 30, 2013, the Company has recorded income from discontinued operations of $1,219 and $9,691, respectively. One property sold during the nine months ended September 30, 2013 was sold at a price below its current carrying value and as a result, a provision for asset impairment totaling $369 was recorded. The three and nine months ended September 30, 2013 includes gains on sale of $524 and $3,760, respectively. Additionally, for the three and nine months ended September 30, 2012, the Company has recorded income from discontinued operations of $904 and $1,738, respectively. Two properties sold during the nine months ended September 30, 2012 were sold at prices below their current carrying value and as a result, a provision for asset impairment totaling $479 was recorded. The three and nine months ended September 30, 2012 includes a gain on sale of $349.

(9)               Operating Leases

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $779 and $476 for the three and nine months ended September 30, 2013, respectively and increases of $106 and $616 for the three and nine months ended September 30, 2012, respectively of rental income for the period of occupancy for which stepped rent increases apply and $21,019 and $20,543 in related accounts receivable as of September 30, 2013 and December 31, 2012, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

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

The Company had no uncertain tax positions as of September 30, 2013.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of September 30, 2013. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012 or in the consolidated balance sheets as of September 30, 2013 and December 31, 2012. As of September 30, 2013, returns for the calendar years 2009 through 2012 remain subject to examination by U.S. and various state and local tax jurisdictions.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

(11)    Secured and Unsecured Debt

Total Debt Maturity Schedule

The following table presents the principal amount of total debt maturing each year, including amortization of principal, based on debt outstanding at September 30, 2013:

	2013 (a) (a)	2014 (a) (a)		2015	2016	2017		Thereafter		Total
Fixed rate debt	$90,806	88,162	(b)	37,798	8,974	46,168		227,674		499,582	(c)
Weighted average interest rate	5.41%	5.29%		6.11%	5.00%	5.05%		5.10%		5.26%
Variable rate debt	$—	6,200		—	35,000	105,000	(d)	230,000	(e)(f)	376,200	(c)
Weighted average interest rate	—%	0.30%		—%	2.63%	1.69%		2.04%		1.97%
 ________________________________________

(a)
Approximately $142,616 of the Company’s mortgages payable matures in the next twelve months.  Included in the debt maturing in 2013 is approximately $90,247 secured by the Company's Algonquin Commons property. Although these loans do not mature until November 2014, the Company has included them in 2013 because the lender has accelerated the due date of the loans in connection with their decision to initiate foreclosure proceedings. The Company intends to repay the other remaining maturing debt upon maturity using available cash and/or borrowings under its unsecured line of credit facility.

(b)
Included in the debt maturing in 2014 are the Company’s convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require the Company to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets at September 30, 2013 reflect the value of the notes including the remaining unamortized discount of $541.

(c)
The total debt above reflects the total principal amount outstanding.  The consolidated balance sheets at September 30, 2013 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $3,306.

(d)
Included in the debt maturing during 2017 is the Company’s unsecured line of credit facility, totaling $105,000.  The Company pays interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of September 30, 2013, the weighted average interest rate on outstanding draws on the line of credit facility was 1.69%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2013, the Company was in compliance with these financial covenants.

(e)
Included in the thereafter column is the Company’s $180,000 unsecured term loan which matures in August 2018.  The Company pays interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of September 30, 2013, the weighted average interest rate on the term loan was 1.64%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2013, the Company was in compliance with these financial covenants.

(f)
Included in the thereafter column is the Company’s $50,000 unsecured term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of September 30, 2013, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2013, the Company was in compliance with these financial covenants.

Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  The face value of mortgage loans outstanding as of September 30, 2013 was $511,567 and they bore interest at a weighted average interest rate of 5.03% per annum.  The consolidated balance sheets at September 30, 2013 reflect the fair value of the mortgage debt, including the remaining unamortized mortgages premium/discount of $3,306. Of this amount, $470,367 bore interest at fixed rates ranging from 4.00% to 6.50% per annum and a weighted average fixed rate of 5.27% per annum as of September 30, 2013.  The remaining $41,200 of mortgage debt bears interest at variable rates with a weighted average interest rate of 2.28% per annum as of September 30, 2013.  As of September 30, 2013, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through February 2023.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

In June 2012, the Company ceased paying the monthly debt service on the mortgage loans encumbering Algonquin Commons. The Company had hoped to reach an agreement with the special servicer that would revise the loan structure to make continued ownership of the property economically feasible. In January 2013, the Company received notice that a complaint had been filed by the lender to Algonquin Commons, alleging events of default under the loan documents and seeking to foreclose on the property. In connection with the complaint, the plaintiff filed a motion for appointment of a receiver and the court granted the motion and issued an order effective March 1, 2013, appointing a receiver for the property. As a result, the receiver and its

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

affiliated management company are now managing and operating Algonquin Commons and are now collecting all rents for the property. The Company cannot currently estimate the impact the dispute will have on its consolidated financial statements and may not be able to do so until a final outcome has been reached. The Company believes the payment guaranty has, however, ceased and is of no further force and effect as a result of the conditions for termination having been met when the performance metrics set forth in the payment guaranty were met. As the Company has previously disclosed, if it is required to pay the full $18,600 outstanding under the guarantee, such payment could have a material adverse effect on its consolidated statements of cash flows for the period and the year in which it would be made and it could have a material adverse effect on its consolidated statements of operations and comprehensive income for the period and the year in which the disposal of the property and related debt occur. The Company believes that this payment would not have a material effect on its consolidated balance sheets. If the Company is required to pay under the payment guarantee, it would expect to fund this payment using available cash and/or a draw on its unsecured line of credit facility.

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

The Company currently has one interest rate swap outstanding that is used to hedge the variable cash flows associated with its variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.  The Company has entered into one interest rate swap contract as a requirement under a secured mortgage and the hedging relationship is considered to be highly effective as of September 30, 2013.

Amounts reported in comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $2,069 will be reclassified from comprehensive income (expense) as an increase to interest expense over the next twelve months.

In December 2010, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $60,000 and a maturity date of December 21, 2020 associated with the debt secured by first mortgages on a pool of eight investment properties. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 3.627% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 6.027% per annum. Also included in the December 31, 2012 balance is a floating-to-fixed interest rate swap agreement the Company's joint venture with IPCC entered into with an original notional value of $9,545, associated with the debt secured by a first mortgage on the Dick's Sporting Goods property. During the nine months ended September 30, 2013, this property was deconsolidated.

As of September 30, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivatives that are designated as a cash flow hedge of interest rate risk:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

Interest Rate Derivative	Notional
	September 30, 2013	December 31, 2012
Interest Rate Swaps	$60,000	$69,545

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of September 30, 2013 and December 31, 2012.

	Liability Derivatives		Liability Derivatives
	As of September 30, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$6,080	Other liabilities	$10,031

The table below presents the effect of the Company’s derivative financial instruments on comprehensive income for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Amount of gain (loss) recognized in comprehensive income on derivative, net	$(416)	(1,121)	2,391	(3,412)
Amount of loss reclassified from accumulated comprehensive income into interest expense	527	519	1,561	1,543
Unrealized gain (loss) on derivative	$111	(602)	3,952	(1,869)

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.

As of September 30, 2013, the fair value of derivatives in a liability position related to this agreement was $6,080. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of $6,619.

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

The line of credit facility was scheduled to mature on August 20, 2016 and the term loan was scheduled to mature on August 20, 2017. Borrowings under the Credit Agreements bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the Company’s leverage ratio.

On August 23, 2013, the Company entered into amendments to the Credit Agreements to, among other things, (1) extend the maturity date of the line of credit facility to August 22, 2017 and of the term loan to August 22, 2018; (2) increase the amount borrowed under the term loan to $180,000 and increase the aggregate commitment of the Company's line of credit facility to $280,000, which includes the $100,000 accordion feature; and (3) reduce the graduated spread that varies with the Company's leverage ratio. In conjunction with these amendments, the Company paid approximately $1,260 in fees and costs.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the Credit Agreements.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of September 30, 2013 and December 31, 2012, the outstanding balance on the line of credit facility was $105,000 and $80,000, respectively. As of September 30, 2013, the Company had up to $75,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

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

Convertible Notes

In August 2010, the Company issued $29,215 in face value of 5.0% convertible senior notes due 2029 (the “Notes”), all of which remained outstanding at September 30, 2013.

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

Holders of the Notes may convert their Notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2029, but prior to the close of business on the second business day immediately preceding November 15, 2029, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of Notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of September 30, 2013, for each $1 principal amount of Notes was 102.8807 shares of the Company’s common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $9.72 per share of common stock.

At September 30, 2013 and December 31, 2012, the Company has recorded $548 and $183, respectively of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance.  The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The following table sets forth the net carrying values of the debt and equity components included in the consolidated balance sheets at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Equity Component (a)	$9,376	9,353

Debt Component	$29,215	29,215
Unamortized Discount (b)	(541)	(888)
Net Carrying Value	$28,674	28,327
 ________________________________________

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

(a)          The equity component is net of unamortized equity issuance costs of $36 and $59 at September 30, 2013 and December 31, 2012, respectively.
(b)         The unamortized discount will be amortized into interest expense on a monthly basis through November 2014.

Total interest expense related to the convertible notes for the three and nine months ended September 30, 2013 and 2012 was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest expense at coupon rate	$368	368	1,104	1,104
Discount amortization	116	116	347	348
Total interest expense (a)	$484	484	1,451	1,452
 ________________________________________

(a)	The effective interest rate of these convertible notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in August 2010.

(12)         Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of September 30, 2013 and December 31, 2012, options to purchase 73 and 83 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.  These options and convertible notes were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive for the periods presented.

As of September 30, 2013, 576 shares of common stock have been issued pursuant to employment agreements, employment incentives and as director compensation. Of the total shares issued, 239 have vested and 6 have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method unless the effect would be immaterial or anti-dilutive.

The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
Numerator:
Income from continuing operations	$4,444		755		106,858		5,484
Income from discontinued operations	1,219		904		9,691		1,738
Net income	5,663		1,659		116,549		7,222
Net loss attributable to the noncontrolling interest	33		28		19		103
Net income attributable to Inland Real Estate Corporation	5,696		1,687		116,568		7,325
Dividends on preferred shares	(2,209)		(2,185)		(6,715)		(5,663)
Net income (loss) attributable to common stockholders	$3,487		(498)		109,853		1,662
Denominator:
Denominator for net income per common share — basic:
Weighted average number of common shares outstanding	99,317		89,049		93,901		88,973
Effect of dilutive securities:
Unvested restricted shares	331	(a)	—	(b)	268	(a)	136	(a)
Denominator for net income per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	99,648		89,049		94,169		89,109
 ________________________________________

(a)	Unvested restricted shares of common stock have a dilutive impact, although it is not material to the periods presented.

(b)
Unvested restricted shares of common stock, the effect of which would be anti-dilutive, were 180 for the three months ended September 30, 2012. These shares were not included in the computation of diluted EPS as a loss from continuing operations was reported after subtracting dividends on preferred shares.

In November 2012, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents"). The Sales Agency Agreement provides that the Company may offer and sell shares of its common stock having an aggregate offering price up to $150 million from time to time through the Agents. Offers and sales of shares of its common stock, if any, may be made in privately negotiated

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

transactions or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with the Agents in this report on Form 10-Q as its ATM issuance program.  As of September 30, 2013, the Company has issued an aggregate of approximately 996 shares of its common stock through the ATM issuance program.  The Company received net proceeds of approximately $9,948 from the issuance of these shares, comprised of approximately $10,100 in gross proceeds, offset by approximately $152 in commissions and fees.  The Company intends to use the proceeds in accordance with the "Use of Proceeds" disclosure in the corresponding prospectus and any supplements to the prospectus, as filed with the Securities and Exchange Commission. As of September 30, 2013, approximately $139,900 remained available for sale under this issuance program.

(13)         Accumulated other comprehensive loss

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the nine months ended September 30, 2013.

	Unrealized gain (loss) on available for sale securities	Gain (loss) on derivative instruments	Total
Balance at December 31, 2012	$762	(10,031)	(9,269)

Other comprehensive income (loss) before reclassifications	(84)	2,391	2,307
Reclassification of gain on sale of investment securities	(715)	—	(715)
Amounts reclassified from accumulated other comprehensive income	—	1,561	1,561
Net other comprehensive income	(799)	3,952	3,153

Balance at September 30, 2013	$(37)	(6,079)	(6,116)

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the three months ended September 30, 2013.

	Unrealized gain (loss) on available for sale securities	Gain (loss) on derivative instruments	Total
Balance at June 30, 2013	$376	(6,190)	(5,814)

Other comprehensive income (loss) before reclassifications	(183)	(416)	(599)
Reclassification of gain on sale of investment securities	(230)	—	(230)
Amounts reclassified from accumulated other comprehensive income	—	527	527
Net other comprehensive income	(413)	111	(302)

Balance at September 30, 2013	$(37)	(6,079)	(6,116)

(14)             Segment Reporting

Guidance regarding the disclosures about segments of an enterprise and related information requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise.  The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Minnesota, Missouri, Nebraska, Ohio, Tennessee, Texas and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

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

(15)             Commitments and Contingencies

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (unaudited)

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.

(16)             Subsequent Events

On October 1, 2013, the Company sold a portion of Regal Showplace, located in Crystal Lake, Illinois to an unaffiliated third party for $1,950, a price above its current carrying value.

On October 8, 2013, the Company's joint venture with PGGM purchased Cedar Center South from an unaffiliated third party for $24,900. The property is located in University Heights, Ohio and contains 138,891 square feet of leasable area. In conjunction with the acquisition, the PGGM joint venture assumed a first mortgage loan in the amount of approximately $18,300.

On October 15, 2013, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on October 1, 2013.

On October 15, 2013, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock.  This distribution is payable on November 15, 2013 to the stockholders of record at the close of business on November 1, 2013.

On October 17, 2013, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on September 30, 2013.

On October 17, 2013, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on November 18, 2013 to the stockholders of record at the close of business on October 31, 2013.

On October 18, 2013, the Company's joint venture with IPCC purchased a single tenant investment property from an unaffiliated third party for approximately $20,359. Simultaneously with the closing, the joint venture obtained secured financing on the property in the amount of $14,400. The property is located in Elmhurst, Illinois and contains 76,236 square feet of leasable area that is 100% leased by Mariano's, a division of Roundy's.

On October 30, 2013, the Company sold Naper West, located in Naperville, Illinois to an unaffiliated third party for $21,150, a price above its current carrying value.

On November 4, 2013, the Company's joint venture with IPCC purchased a portfolio of twelve single tenant properties, each 100 percent leased to 7-Eleven from an unaffiliated third party for $29,000. Simultaneously with the closing, the joint venture obtained secured financing on the portfolio in the amount of $17,400.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q (including documents incorporated herein by reference) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that do not reflect historical facts and instead reflect our management’s intentions, beliefs, expectations, plans or predictions of the future.  Forward-looking statements can often be identified by words such as "seek," “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Examples of forward-looking statements include, but are not limited to, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to our financial performance, investment strategy or our portfolio, our ability to address debt maturities, our cash flows, our growth prospects, the value of our assets, our joint venture commitments and the amount and timing of anticipated future cash distributions. Forward-looking statements reflect the intent, belief or expectations of our management based on their knowledge and understanding of the business and industry and their assumptions, beliefs and expectations with respect to the market for commercial real estate, the U.S. economy and other future conditions. These statements are not guarantees of future performance, and investors should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A”Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2013 as they may be revised or supplemented by us in subsequent Reports on Form 10-Q and other filings with the SEC.  Among such risks, uncertainties and other factors are market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including dislocations and liquidity disruptions in the credit markets; the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; competition for real estate assets and tenants; impairment charges; the availability of cash flow from operating activities for distributions and capital expenditures; our ability to refinance maturing debt or to obtain new financing on attractive terms; future increases in interest rates; actions or failures by our joint venture partners, including development partners; and factors that could affect our ability to qualify as a real estate investment trust. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

In this report, all references to “we,” “our” and “us” refer collectively to Inland Real Estate Corporation and its consolidated subsidiaries.   All amounts in this Form 10-Q are stated in thousands with the exception of per share amounts, per square foot amounts, number of properties, and number of leases.

Executive Summary

We strive to be a leading owner and operator of high quality, necessity and value based retail centers in prime locations throughout the United States. We seek to provide predictable, sustainable cash flows and continually enhance shareholder value through the expert management and strategic improvement of our portfolio of premier retail properties.

We have elected to be taxed as a real estate investment trust ("REIT"). We are a Maryland corporation formed on May 12, 1994. To date, we have focused on open-air neighborhood, community and power shopping centers and single-tenant retail properties located primarily in the Midwestern United States. Through wholly-owned subsidiaries, Inland Commercial Property Management, Inc. and Inland TRS Property Management, Inc., we manage all properties we own interests in and properties for certain third parties and related parties.  Our investment properties are typically anchored by grocery, drug or discount stores, which provide everyday goods and services to consumers, rather than stores that sell discretionary items.  We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  As of September 30, 2013, no single tenant accounted for more than approximately 3.9% of annual base rent in our total portfolio, excluding properties owned through our joint venture with Inland Private Capital Corporation ("IPCC").

As of September 30, 2013, we owned interests in 161 investment properties, including 52 properties owned by our unconsolidated joint ventures.

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

In executing our 2013 goals, during the nine months ended September 30, 2013, we sold seven non-core assets for approximately $25,246, the proceeds from which were used to partially fund the acquisition of the 50% ownership interest of New York State Teacher's Retirement Systems ("NYSTRS") in our joint venture. Our decision to acquire the joint venture interest was based on advancing our strategic goals to increase the size and quality of our consolidated portfolio, simplify our ownership structure and strengthen our balance sheet. Additionally, we repaid approximately $25,420 of consolidated mortgages payable, and prior to acquiring NYSTRS' interest, the joint venture repaid approximately $20,900 of secured debt when it matured, using equity contributions from each partner, resulting in a decrease of our total outstanding debt.

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

We managed approximately $2,812,027 in total assets as of September 30, 2013, including properties owned by unconsolidated joint ventures and those managed on behalf of third parties, and earned $85,063 and $251,565 for three and nine months ended September 30, 2013, respectively in total revenues. We believe providing this information allows investors to better compare our overall performance and operating metrics to those of other REITs in our peer group.

Strategies and Objectives

Current Strategies

Our primary business objective is to enhance the performance and value of our investment properties through management strategies that address the needs of retailers in an evolving retail marketplace.  Our success in operating our centers efficiently and effectively is, we believe, a direct result of our expertise in the acquisition, management, leasing and development/re-development of properties held either directly or through a joint venture.

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

Joint Ventures

We have formed joint ventures to acquire stabilized retail properties as well as properties to be redeveloped and vacant land to be developed.  We structure these ventures to earn fees from the joint ventures for providing property management, asset management, acquisition and leasing services.  We will continue to receive management and leasing fees for those investment properties under management, however acquisition fees may fluctuate with acquisition activity through these ventures.

We believe that joint ventures support our strategic goals of expanding our footprint to improve diversification, while utilizing our partner's capital and preserving liquidity on our balance sheet. Additionally, the joint ventures provide us with ongoing fee income that enhances our results of operations from our core portfolio.

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

Liquidity and Capital Resources

Our most liquid asset is cash and cash equivalents that consist of cash and short-term investments.  Cash and cash equivalents at September 30, 2013 and December 31, 2012 were $18,891 and $18,505, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during the nine months ended September 30, 2013 and 2012.

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

Sources of cash

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, cash flows we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of September 30, 2013, we were in compliance with all financial covenants applicable to us.  We had up to $75,000 available under our $180,000 line of credit facility and an additional $100,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be market terms at the time of the borrowing and not the terms of the other borrowings under the line of credit facility.  The lending group is not obligated to approve access to funds under the accordion feature.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for interest expense on our debt obligations, for purchasing additional investment properties and capital commitments at existing investment properties, to meet joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements, certain capital expenditures and current distributions.  Monthly debt service requirements consist primarily of interest payments on our debt obligations although certain of our secured mortgages require monthly principal amortization.

We also own marketable securities of other entities, including REITs.  These investments are generally liquid and could be sold to generate cash.  These investments in available-for-sale securities totaled $3,587 at September 30, 2013, consisting of preferred and common stock investments.  At September 30, 2013, we had recorded an accumulated net unrealized loss of $37 on these investment securities.  Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined.  During the three and nine months ended September 30, 2013, we realized gains on sale of $271 and $1,090, respectively, as compared to $305 and $1,396 during the three and nine months ended September 30, 2012, respectively.

As noted above, we also fund certain of our liquidity needs through the sale of our common stock in "at the market" or "ATM" issuances. Under this program, we may issue up to $150,000 of our shares of common stock through the ATM issuances. BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents") act as our sales agent(s) for these issuances which may be made in privately negotiated transactions or by any other method deemed to be an "at the market" offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker. We refer to the arrangement with the Agents in this report on Form 10-Q as our "ATM issuance program." During the nine months ended September 30, 2013, we issued approximately 996 shares of our common stock through the ATM issuance program, generating net proceeds of approximately $9,948, comprised of approximately $10,100 in gross proceeds, offset by approximately $152 in commissions and fees.

Additionally, during the nine months ended September 30, 2013, we issued 9,000 shares of common stock through an underwritten equity offering, generating net proceeds after the underwriting discount of approximately $91,600. These proceeds were used to partially fund our acquisition of our partner's interest in the IN Retail Fund LLC joint venture.

Uses of Cash

Our largest cash outlays relate to the payment of distributions to our preferred and common stockholders, the operation of our properties and interest expense on our mortgages payable and other debt obligations. Property operation outlays include, but are not limited to, real estate taxes, utilities, insurance, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs. Pursuant to lease arrangements, most tenants are required to reimburse us for some or all of their pro rata share of the real estate taxes and operating expenses of the property.

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

In 2013, we expanded our program to re-position select centers in our portfolio to accommodate in-demand retail concepts and increase asset value. We currently have several projects underway and others under consideration. At various points throughout 2013, a total of approximately 350,000 square feet has been or will be out of service in conjunction with planned repositioning projects, which we expect to come back on line in 2014. The loss in revenue from taking this space off-line will be partially offset by revenue coming on-line for leases signed during 2012 and 2013. During 2012, we invested approximately $25,000 in capital for tenant improvements and leasing commission on new leases and building improvements related to some of these repositioning efforts. We funded these improvements using cash from operations and draws on our unsecured line of credit facility. We expect to invest approximately the same amount in 2013 using the same sources of cash.

Reference is made to the Total Debt Maturity Schedule in Note 11, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of September 30, 2013, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Approximately $142,616 of consolidated debt matures in the next twelve months. Included in the debt maturing in 2013 is approximately $90,247 secured by our Algonquin Commons property. Although these loans do not mature until November 2014, we have included them in 2013 because the lender has accelerated the due date of the loans in connection with its decision to initiate foreclosure proceedings. We intend to repay the other remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

In June 2012, we ceased paying the monthly debt service on the mortgage loans encumbering Algonquin Commons. We had hoped to reach an agreement with the special servicer that would have revised the loan structure to make continued ownership of the property economically feasible. In January 2013, we received notice that a complaint had been filed by the successors to the lender, alleging events of default under the loan documents and, among other things, seeking to foreclose on the property. In connection with the complaint, the plaintiff filed a motion for appointment of a receiver and the court granted the motion and issued an order effective March 1, 2013, appointing a receiver for the property. As a result, the receiver and its affiliated management company are now managing and operating Algonquin Commons and are collecting all rents for the property. We cannot currently estimate the impact the dispute will have on our consolidated financial statements and may not be able to do so until a final outcome has been reached. We believe the payment guaranty under the loan documents has, however, ceased and is of no further force and effect as a result of the conditions for termination of the guaranty having been met when the property met the performance metrics set forth in the guaranty. As we have previously disclosed, if we are required to pay the full $18,600 outstanding under the guaranty, then making that payment could have a material adverse effect on our consolidated statements of cash flows for the period and the year in which it would be made and it could have a material adverse effect on our consolidated statements of operations and comprehensive income for the period and the year in which the disposal of the property and related debt occur. We believe that this payment would not have a material effect on our consolidated balance sheets. If we are required to pay under the payment guaranty, we expect to fund this payment using available cash and/or a draw on our unsecured line of credit facility.

In October, 2012, we entered into a First Amendment (the “Amendment”) to the Limited Partnership Agreement of our joint venture with PGGM.  Subject to the terms and conditions of the Amendment, the partners increased the potential maximum equity contributions to allow for the acquisition of up to an additional $400,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets, using partner equity and secured debt.  The Amendment increased our potential maximum equity contribution to $280,000 and PGGM’s potential maximum equity contribution to $230,000.  The Amendment allows for a two-year investment period and no contributions are required unless and until both partners approve an additional acquisition.  We will fund our equity contributions with draws on our line of credit facility, proceeds from sales of investment properties, proceeds from financing unencumbered properties or the sale of preferred or common stock. As of September 30, 2013, PGGM's remaining maximum potential contribution was approximately $75,000 and ours was approximately $91,000.

Acquisitions and Dispositions

The table below presents investment property acquisitions, including those acquired by our unconsolidated joint venture, during the nine months ended September 30, 2013 and the year ended December 31, 2012.

Date	Property	City	State	GLA Sq.Ft.	Purchase Price	Cap Rate (a)	Financial Occupancy at time of Acquisition

Consolidated Portfolio
4/24/2013	Warsaw Commons (b)	Warsaw	IN	87,826	$11,393	8.00%	96%
4/17/2013	Eola Commons (c)	Aurora	IL	23,080	(c)	(c)	78%
4/17/2013	Winfield Pointe Center (c)	Winfield	IL	19,888	(c)	(c)	75%
12/21/2012	Valparaiso Walk	Valparaiso	IN	137,500	21,900	8.00%	100%
4/18/2012	Orland Park Place Outlots II	Orland Park	IL	22,966	8,750	7.40%	100%

PGGM Joint Venture
9/11/2013	Timmerman Plaza (d)	Milwaukee	WI	40,343	5,257	7.90%	84%
9/11/2013	Capitol and 124th	Wauwatosa	WI	54,198	10,265	6.50%	100%
9/11/2013	Pilgrim Village (e)(f)	Menomonee Falls	WI	31,331	8,723	6.70%	69%
8/20/2013	Evergreen Promenade (g)	Evergreen Park	IL	—	5,500	(g)	(g)
12/11/2012	Westgate Shopping Center (h)	Fairview Park	OH	241,838	73,405	7.60%	86%
4/13/2012	Woodbury Commons (i)	Woodbury	MN	116,196	10,300	6.50%	66%
2/29/2012	Stone Creek Towne Center (j)	Cincinnati	OH	142,824	36,000	8.00%	97%
2/24/2012	Silver Lake Village (k)	St. Anthony	MN	159,303	36,300	6.90%	87%

IPCC Joint Venture
9/25/2013	Family Dollar	Marion	IL	8,000	1,474	7.81%	100%
9/11/2013	Dollar General	Warrior	AL	9,100	1,089	8.68%	100%
9/11/2013	Dollar General	Fortson	GA	9,100	1,173	7.41%	100%
9/11/2013	Dollar General	Woodville	AL	9,026	1,067	7.41%	100%
9/11/2013	Dollar General	Midland City	AL	12,382	1,393	7.41%	100%
9/11/2013	Dollar General	LaGrange	GA	9,100	1,145	7.40%	100%
9/11/2013	Dollar General	Mobile	AL	9,100	1,219	7.40%	100%
9/10/2013	Dollar General	Gale	WI	9,026	945	7.85%	100%
9/10/2013	Dollar General	Lafayette	WI	9,026	944	7.85%	100%
7/26/2013	Freedom Commons (l)	Naperville	IL	42,218	24,400	6.74%	87%
4/17/2013	Family Dollar	Wausaukee	WI	8,000	1,137	8.14%	100%
4/17/2013	Family Dollar	Charleston	MO	8,320	1,107	8.13%	100%
4/17/2013	Family Dollar	Cameron	TX	8,320	938	8.11%	100%
2/12/2013	Mariano's	Palatine	IL	71,324	22,675	6.70%	100%
2/12/2013	Mariano's	Vernon Hills	IL	71,248	27,883	6.84%	100%
1/24/2013	Family Dollar	Colorado City	TX	8,320	1,009	8.12%	100%
1/24/2013	Family Dollar	Abilene	TX	9,180	1,142	7.64%	100%
12/21/2012	Dick's Sporting Goods	Cranberry Township	PA	81,780	19,100	7.71%	100%
12/20/2012	Walgreens	El Paso	TX	15,120	4,200	7.11%	100%
12/20/2012	Walgreens	Benton Harbor	MI	14,820	4,920	6.72%	100%
12/19/2012	Dollar General Portfolio (m)	(m)	(m)	54,230	6,337	(m)	100%
11/16/2012	BJ's Wholesale Club	Gainesville	VA	76,267	16,000	6.48%	100%
10/30/2012	Family Dollar	Lorain	OH	8,400	1,246	8.25%	100%
10/30/2012	Family Dollar	Cisco	TX	8,000	939	8.50%	100%
9/26/2012	Walgreens	New Bedford	MA	10,350	2,650	8.14%	100%
8/15/2012	Walgreens	Villa Park	IL	12,154	4,863	7.51%	100%
6/13/2012	Walgreens	Milwaukee	WI	13,905	3,025	7.65%	100%
3/27/2012	CVS/Walgreens Portfolio (n)	(n)	(n)	55,465	23,711	6.50%	100%
3/19/2012	CVS/Walgreens Portfolio (o)	(o)	(o)	40,113	17,059	6.50%	100%
3/16/2012	Pick N Save	Sheboygan	WI	62,138	11,700	7.44%	100%
3/13/2012	Mt. Pleasant Shopping Center (p)	Mt. Pleasant	WI	83,334	21,320	7.20%	98%

				1,924,159	$455,603
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

(d)	This property is subject to future earnout payments of approximately $1,260.

(e)	This property is subject to future earnout payments of approximately $400.

(f)	The purchase price of this property includes approximately 40,600 square feet subject to ground leases. Ground lease square footage is not included in our GLA.

(g)	Our joint venture with PGGM acquired vacant land to develop a 92,512 square foot retail building through a development partnership that is 96% pre-leased to Mariano's Fresh Market and PetSmart.

(h)	The purchase price of this property includes approximately 229,000 square feet subject to ground leases. Ground lease square footage is not included in our GLA.

(i)	The purchase price of this property includes approximately 6,200 square feet subject to ground leases. Ground lease square footage is not included in our GLA.

(j)	The purchase price of this property includes approximately 6,600 square feet subject to ground leases. Ground lease square footage is not included in our GLA.

(k)	The purchase price of this property includes approximately 154,000 square feet subject to ground leases. Ground lease square footage is not included in our GLA.

(l)	The purchase price of this property includes approximately 40,300 square feet subject to ground leases. Ground lease square footage is not included in our GLA.

(m)
This portfolio consists of six Dollar General stores, located in Baldwin, Wisconsin; Mercer, Wisconsin; Nekoosa, Wisconsin; Oxford, Wisconsin; Spooner, Wisconsin and Wittenberg, Wisconsin. The cap rates for the various properties ranged from 7.60% to 7.75%.

(n)	This portfolio consists of one CVS store and three Walgreens stores, located in Nampa, Idaho; St. George, Utah; Lee’s Summit, Missouri and McPherson, Kansas.

(o)	This portfolio consists of two CVS stores and one Walgreens store, located in Newport News, Virginia; McAllen, Texas and Dunkirk, New York.

(p)	The purchase price of this property includes approximately 6,700 square feet subject to a ground lease. Ground lease square footage is not included in our GLA.

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the nine months ended September 30, 2013 and the year ended December 31, 2012.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain (loss) on Sale	Provision for Asset Impairment
8/28/2013	BJ's Wholesale Club (a)	Gainesville	VA	76,267	$17,466	—	—
8/23/2013	Dick's Sporting Goods (a)	Cranberry Township	PA	81,780	20,951	—	—
8/15/2013	Orland Greens	Orland Park	IL	45,031	4,700	1,162	—
7/25/2013	Eola Commons	Aurora	IL	23,080	4,382	(537)	—
7/23/2013	Pick N Save (a)	Sheboygan	WI	62,138	13,302	—	—
7/3/2013	Berwyn Plaza	Berwyn	IL	15,726	1,700	(101)	—
5/31/2013	Cub Foods	Buffalo Grove	IL	56,192	4,100	—	369
5/14/2013	Winnetka Commons	New Hope	MN	42,415	3,800	556	—
4/30/2013	Mt. Pleasant Shopping Center (a)	Mt. Pleasant	WI	83,334	24,061	—	—
4/8/2013	CVS/Walgreens Portfolio (a) (b)	(b)	(b)	55,465	26,466	—	—
3/5/2013	Oak Lawn Town Center	Oak Lawn	IL	12,506	3,264	681	—
2/29/2013	Walgreen's Portfolio (a) (c)	(c)	(c)	66,359	21,807	—	—
2/20/2013	Quarry Outlot	Hodgkins	IL	9,650	3,300	1,999	—
12/28/2012	CVS/Walgreens Portfolio (a) (d)	(d)	(d)	40,113	19,361	—	—
12/6/2012	10th Street Center	Indianapolis	IN	67,541	1,800	—	2,139
12/6/2012	Butera Market	Naperville	IL	67,632	5,700	1,749	—
10/11/2012	Hartford Plaza	Naperville	IL	43,762	4,520	1,281	—
8/1/2012	Walgreens	Jennings	MO	15,120	2,250	349	—
6/15/2012	Riverplace Center	Noblesville	IN	74,414	4,450	—	356
6/7/2012	Grand Traverse Crossings	Traverse City	MI	21,337	1,150	—	1,068
2/29/2012	Walgreens Portfolio (a) (e)	(e)	(e)	85,920	36,272	—	—

				1,045,782	$224,802	7,139	3,932
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

The table below presents development property dispositions during the nine months ended September 30, 2013. There were no development property dispositions during the year ended December 31, 2012.

Date	Property	City	State	GLA Sq. Ft.	Acres	Sale Price	Gain on Sale (a)	Provision for Asset Impairment (a)

09/12/13	North Aurora Towne Center III	North Aurora	IL	—	66	4,000	863	—
04/05/13	Savannah Crossings	Aurora	IL	7,380	1.56	$2,000	$9	$186

				7,380	67.56	6,000	872	186
________________________________________

(a)	Amounts shown are our pro-rata share.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 28, 2013, under the heading “Critical Accounting Policies.”  No significant changes have been made to the critical accounting policies subsequent to December 31, 2012.

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012:

	2013	2012

Net cash provided by operating activities	$46,115	44,223

Net cash used in investing activities	$(117,801)	(155,139)

Net cash provided by financing activities	$72,072	114,030

2013 Compared to 2012

Net cash provided by operating activities was $46,115 for the nine months ended September 30, 2013, as compared to $44,223 for the nine months ended September 30, 2012.  The increase in cash provided by operating activities is due to an improvement in property operations, which is primarily due to the consolidation during the nine months ended September 30, 2013 of the properties that were formally held in our joint venture with NYSTR. See our discussion below under Results of Operations for an explanation related to property operations.

Net cash used in investing activities was $117,801 for the nine months ended September 30, 2013, as compared to $155,139 for the nine months ended September 30, 2012.  The primary reason for the decrease in cash used in investing activities was the receipt of $52,978 from the sale of joint venture interests related to properties owned in our joint venture with IPCC during the nine months ended September 30, 2013, as compared to $9,816 during the nine months ended September 30, 2012. We used $157,928 to purchase investment properties and spent $12,787 in additions to investment properties during the nine months ended September 30, 2013, as compared to the use of $176,116 to purchase investment properties and $18,105 of additions to investment properties during the nine months ended September 30, 2012.  Additionally, we invested $16,632 in unconsolidated joint ventures, net of distributions received for the nine months ended September 30, 2013, as compared to receiving $17,096 in distributions from unconsolidated joint ventures, net of investment in unconsolidated joint ventures for the nine months ended September 30, 2012.

Net cash provided by financing activities was $72,072 for the nine months ended September 30, 2013, as compared to $114,030 during the nine months ended September 30, 2012.  The primary reason for the decrease in cash provided by financing activities was the use of $719 to repay debt, net of loan proceeds, the receipt of$25,000 in net proceeds on our unsecured line of credit facility, and $5,000 in proceeds from our term loan during the nine months ended September 30, 2013, as compared to the receipt of $101,883 of loan proceeds, net of debt payoffs, $25,000 in net pay downs from our unsecured line of credit facility, and $25,000 in proceeds from our term loan during the nine months ended September 30, 2012. Additionally, we received $104,046 from the issuance of shares, net of offering costs, during the nine months ended September 30, 2013, as compared to $60,825 from the issuance of shares, net of offering costs, during the nine months ended September 30, 2012.

Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2013 and 2012.  At September 30, 2013, we had ownership interests in 41 single-user retail properties, 57 Neighborhood Centers, 24 Community Centers, 38 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  One metric that management uses to evaluate our overall portfolio is same store net operating income in which management analyzes the net operating income of properties that we have owned and operated for the same three and nine month periods during each year. These properties are referred to herein as “same store” properties.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  We believe that net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.

A total of 90 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 8.7 million square feet.  In the table below, “other investment properties” includes activity from properties acquired during the nine months ended September 30, 2013 (including the consolidation of assets formerly in the NYSTRS joint venture) and the year ended December 31, 2012, properties contributed to our joint ventures and activity from properties owned through our joint venture with IPCC while these properties were consolidated.   Operations from properties acquired through this joint venture are recorded as consolidated until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  The “same store” investment properties represent 77% of the square footage of our consolidated portfolio at September 30, 2013.  The following table presents the net operating income, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the three and nine months ended September 30, 2013 and 2012 along with reconciliation to net income attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Rental income and tenant recoveries:
“Same store” investment properties, 90 properties
Rental income	$25,590	25,594	77,099	75,401
Tenant recovery income	9,438	8,222	28,827	25,712
Other property income	2,324	451	3,206	1,674
“Other investment properties”
Rental income	8,928	2,655	14,517	7,808
Tenant recovery income	3,956	399	5,786	1,421
Other property income	36	61	142	112
Total property income	$50,272	37,382	129,577	112,128

Property operating expenses:
“Same store” investment properties, 90 properties
Property operating expenses	$4,561	4,271	15,407	13,653
Real estate tax expense	7,088	6,974	21,083	20,212
“Other investment properties”
Property operating expenses	1,249	263	2,169	973
Real estate tax expense	3,331	354	4,773	1,333
Total property operating expenses	$16,229	11,862	43,432	36,171

Property net operating income
“Same store” investment properties	$25,703	23,022	72,642	68,922
“Other investment properties”	8,340	2,498	13,503	7,035
Total property net operating income	$34,043	25,520	86,145	75,957

Other income:
Straight-line rents	129	71	485	538
Amortization of lease intangibles	(143)	495	(545)	541
Other income	534	391	1,733	2,853
Fee income from unconsolidated joint ventures	1,578	1,486	5,133	3,554
Gain from settlement of receivables	—	—	3,095	—
Gain from change in control of investment properties	—	—	95,378	1,043
Loss on sale of investment properties	—	(105)	(202)	(104)
Gain on sale of joint venture interest	475	112	1,209	176

Equity in earnings of unconsolidated ventures	2,128	842	5,641	1,631

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiaries	296	(334)	(1,499)	4,347
Bad debt expense	(311)	(819)	(1,629)	(2,368)
Depreciation and amortization	(20,151)	(13,502)	(47,089)	(41,939)
General and administrative expenses	(4,843)	(4,314)	(14,817)	(13,273)
Interest expense	(9,291)	(9,088)	(25,811)	(26,993)
Provision for asset impairment	—	—	(369)	(479)

Income from continuing operations	4,444	755	106,858	5,484
Income from discontinued operations	1,219	904	9,691	1,738
Net income	5,663	1,659	116,549	7,222

Net loss attributable to the noncontrolling interest	33	28	19	103
Net income attributable to Inland Real Estate Corporation	5,696	1,687	116,568	7,325

Dividends on preferred shares	(2,209)	(2,185)	(6,715)	(5,663)

Net income (loss) attributable to common stockholders	$3,487	(498)	109,853	1,662

On a “same store” basis, (comparing the results of operations of the investment properties owned during the three months ended September 30, 2013 with the results of the same investment properties during the three months ended September 30, 2012), property net operating income increased $2,681 with total property income increasing $3,085 and total property operating expenses increasing $404.

On a “same store” basis, (comparing the results of operations of the investment properties owned during the nine months ended September 30, 2013 with the results of the same investment properties during the nine months ended September 30, 2012), property net operating income increased $3,720 with total property income increasing $6,345 and total property operating expenses increasing $2,625.

Net income attributable to common stockholders increased $3,985 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012 and increased $108,191 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Rental income
Rental income decreased $4 on a “same store” basis, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The decrease is due to our proactive approach of taking certain tenant spaces off-line to redevelop or re-position certain properties to provide greater long-term value. The loss in revenue from taking these spaces off-line is partially offset by income generated by increased rental rates on renewed leases, new leases signed during the respective periods and the end of any associated rent abatement periods.  Including "other investment properties," total rental income increased $6,269 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, reflecting an increase in rental income from our “other investment properties.”  This increase is primarily due to the consolidation of the properties formerly held in our joint venture with NYSTRS. This increase is partially offset by the impact of contributing properties to our joint venture with PGGM during 2012.  These properties are deconsolidated upon contribution to the joint venture.

Rental income increased $1,698 on a “same store” basis, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to increased rental rates on renewed leases, new leases signed during the respective periods and the end of any associated rent abatement periods. Including "other investment properties," total rental income increased $8,407 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, reflecting an increase in rental income from our “other investment properties.”  This increase is primarily due to the same reasons as described for the three month period.

Tenant recovery income
Tenant recovery income increased $1,216 on a “same store” basis, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  Including "other investment properties," total tenant recovery income increased $4,773 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  The primary reason for the fluctuation in tenant recovery income is a corresponding fluctuation in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases. Additionally the rate at which we recover expenses has increased in connection with new leases signed during the respective periods and the end of any associated rent abatement periods.

Tenant recovery income increased $3,115 on a “same store” basis, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.  Including "other investment properties," total tenant recovery income increased $7,480 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.  The primary reason for the fluctuation in tenant recovery income is the same as described for the three month period.

Property operating expenses
Property operating expenses increased $290 on a “same store” basis, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  Including "other investment properties," total property operating expenses increased $1,276 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  This increase is primarily due to the consolidation during the nine months ended September 30, 2013 of the properties formerly held in our joint venture with NYSTRS.

Property operating expenses increased $1,754 on a “same store” basis, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.  Including "other investment properties," total property operating expenses increased $2,950 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.  The increase in property operating expenses during the period is due primarily to increased snow removal costs. Additionally, the increase is due to the same reason as described for the three month period.

Real estate tax expense
Real estate tax expense increased $114 on a “same store” basis, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  Including "other investment properties," total real estate tax expense increased $3,091for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  The change in real estate tax expense is a result of changes in the assessed values of our investment properties or the tax rates charged by the various taxing authorities. Additionally, the increase is primarily due to the consolidation during the nine months ended September 30, 2013 of the properties formerly held in our joint venture with NYSTRS. The increase in real estate tax expenses was partially offset by the effect of the contribution of properties to our joint venture with PGGM during 2012.

Real estate tax expense increased $871 on a “same store” basis, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.  Including "other investment properties," total real estate tax expense increased $4,311 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.  The increase in real estate tax expense is due to the same reasons as described for the three month period.

Other income
Other income increased $143 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Other income decreased $1,120 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.  The decrease in other income is due to the settlement of an outstanding obligation with the prior owner of one of our investment properties during the nine months ended September 30, 2012, decreased dividends earned on our investment portfolio and decreased gains on the sale of investment securities.

Fee income from unconsolidated joint ventures
Fee income from unconsolidated joint ventures increased $92 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  The increase is due to increased acquisition fees earned on sales of interests through our joint venture with IPCC. Acquisition fees earned may vary based on the number of properties sold, the original acquisition prices of the properties and the timing of the sales in each period. Additionally, fee income increased due to increased asset management and property management fees from our unconsolidated joint ventures due to increased revenues as a result of an increased number of properties under management. These increases were partially offset by decreased management fee income after the consolidation during the nine months ended September 30, 2013 of the properties formerly held in our joint venture with NYSTRS.

Fee income from unconsolidated joint ventures increased $1,579 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due primarily to the same items impacting the three month period.

Gain from settlement of receivables
In May 2012, we acquired the notes encumbering Eola Commons and Winfield Pointe Center for a total of $3,969, a discount to their face value. During the nine months ended September 30, 2013, we acquired title to these properties through foreclosure proceedings. Upon ownership transfer, we valued these properties utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, using discount rates and capitalization rates applied to the expected future cash flows of the property. In conjunction with the acquisitions, the notes were extinguished. The fair value of Eola Commons was determined to be $3,994 and the fair value of Winfield Pointe Center was $2,583. The title transfer resulted in a gain of $2,410.

In April 2012, we entered into a loan agreement with a developer related to Warsaw Commons Shopping Center. The loan agreement included a requirement that we purchase the property upon completion, at a pre-determined price. During the nine months ended September 30, 2013, the project was completed and we acquired the property for $11,393, subject to future earnout payments. Due to our purchase obligation, the loan fee and interest income related to the note were not reflected as income on our consolidated statements of operations. The balance of the outstanding note, for financial statement purposes was $10,272, at the time of closing. The settlement of this outstanding note resulted in a gain of $685.

Gain from change in control of investment properties
During the nine months ended September 30, 2013 and 2012, we recorded a gain on the change in control of investment properties in the amount of $95,378 and $1,043, respectively.

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

During the nine months ended September 30, 2013, we completed the acquisition of the 50 percent ownership interest of New York State Teachers’ Retirement System (“NYSTRS”) in the IN Retail Fund, L.L.C. (“IN Retail”) joint venture entity. We now own 100 percent of the outstanding membership interests in IN Retail, and the assets, liabilities and results of operations of IN Retail are now included in our consolidated financial statements beginning with the June 3, 2013 acquisition date. We acquired the 50% interest of NYSTRS in IN Retail for approximately $121,100 in cash. We funded the acquisition utilizing $91,600 received from selling 9,000 shares of our common stock during the period, cash on hand and funds received from a draw on our

$180,000 line of credit facility. The fair value of the portfolio was determined to be approximately $396,000 and total outstanding mortgage debt of approximately $152,200, plus other related assets and liabilities. The consolidation of these properties resulted in a gain of approximately $95,378.

During the nine months ended September 30, 2012, we, on behalf of the joint ventures formed to develop all phases of the property known as North Aurora Towne Center, negotiated with the lender of the indebtedness secured by the property to repay the mortgage payable, which matured in July 2011, at a discount. We contributed $10,000 to the joint venture to repay the entire $30,537 outstanding mortgage, resulting in a gain on the extinguishment of debt to us in the amount of $20,537. In conjunction with this debt repayment, the joint ventures previously established to develop this property were dissolved, ownership was conveyed to us and the development property and remaining indebtedness were consolidated by us. The consolidation of this property resulted in a loss of approximately $19,494. We recorded a net gain on change in control of $1,043 related to this transaction.

Gain on sale of joint venture interest
Gain on sale of joint venture interest increased $363 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. This is due to increased gains on sale in connection with sales of interest in properties through our joint venture with IPCC. Gains recorded may vary based on the number of properties sold, the timing of the sales in each period and the hold period of each asset.

Gain on sale of joint venture interest increased $1,033 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due to the same reason as discussed above.

Equity in earnings of unconsolidated joint ventures
Equity in earnings of unconsolidated joint ventures increased $1,286 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The primary reason for the increase was increased net operating income on the unconsolidated pool of properties due to acquisitions through our joint venture with PGGM and increased "same store" net operating income. The increase was partially offset by a decrease in income from our joint venture with NYSTRS, after the properties were consolidated.

Equity in earnings of unconsolidated joint ventures increased $4,010 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due to the same reasons as discussed above.

Income Tax Benefit (expense) of taxable REIT subsidiaries
Income tax benefit was $296 for the three months ended September 30, 2013 and income tax expense was $1,499 for the nine months ended September 30, 2013, due primarily to the reversal of the deferred tax asset for asset impairments resulting from the sale of property during the periods. For tax purposes, the asset impairment was previously disallowed until the time of sale, and as a result, the impairment related to the property is included in the taxable income calculation for 2013.

Income tax expense was $334 for the three months ended September 30, 2012 and income tax benefit was $4,347 for the nine months ended September 30, 2012, due to a decrease in the valuation allowance for deferred tax assets in 2012. The decrease in this allowance was primarily due to adjustments to the beginning-of-the-year balance of the valuation allowance because of a change in circumstances that caused a change in judgment about the realizability of the related deferred tax assets in future years. Our judgment changed due to the change in control transactions described above and the related fair value adjustments and gains on extinguishments of debt.

Depreciation and amortization
Depreciation and amortization increased $6,649 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to depreciation expense recorded on newly acquired investment properties, including the consolidation of the properties formerly held in our joint venture with NYSTRS, new tenant improvement assets for work related to new leases and additional properties owned through our joint venture with IPCC, while they were consolidated.

Depreciation and amortization increased $5,150 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase is due to the same reasons explained above for the three month period. This increase is partially offset by the write off of tenant improvement assets, as a result of lease terminations during the nine months ended September 30, 2012, and the contribution of properties to our joint venture with PGGM.

General and administrative expenses
General and administrative expenses increased $529 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase is due primarily to an increase in payroll and related items as a result of additional staff for our increasing portfolio of assets under management and increased legal costs related to general corporate matters, including our ongoing litigation regarding the Algonquin Commons foreclosure.

General and administrative expenses increased $1,544 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due to the same factors described above.

Interest expense
Interest expense increased $203 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase is primarily due to the consolidation during the nine months ended September 30, 2013 of the properties formerly held in our joint venture with NYSTRS.  The increase is partially offset by decreased interest expense on our unsecured line of credit facility and term loan, subsequent to the amendments entered into in August 2013.

Interest expense decreased $1,182 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.  The decrease is primarily due to decreased interest on our unsecured credit facilities due to lower interest rates. The decrease is partially offset by the increase in mortgage interest expense from the consolidation of properties described for the three month period.

Income from discontinued operations
Income from discontinued operations increased $315 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due primarily to increased gains from the sale of investment properties and vacant land.

Income from discontinued operations increased $7,953 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012 due in most part to receiving a lease termination fee of $3,299 from the tenant at our Cub Foods location in Buffalo Grove, Illinois, just prior to selling the property to a third party. Additionally, we recorded higher gains on the sale of investment properties during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Portfolio Activity

During the nine months ended September 30, 2013, our leasing activity remained strong and our leasing spreads were positive on both new and renewal leases in our consolidated portfolio. During the nine months ended September 30, 2013, we executed 34 new, 128 renewal and 35 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately 1,192,000 square feet on our consolidated portfolio.  The 34 new leases comprise approximately 302,000 square feet with an average rental rate of $11.95 per square foot, a 7.1% increase over the average expiring rate.  The 128 renewal leases comprise approximately 789,000 square feet with an average rental rate of $12.72 per square foot, a 6.8% increase over the average expiring rate.  The 35 non-comparable leases comprise approximately 101,000 square feet with an average base rent of $13.36 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements.  For leases signed during the 24 month period ended September 30, 2013, the average leasing commission was approximately $5 per square foot, the average cost for tenant improvements was approximately $20 per square foot and the average period given for rent abatements was three to five months.

During the remainder of 2013, 56 leases, comprising approximately 206,000 square feet and accounting for approximately 2.1% of our annualized base rent, will be expiring in our consolidated portfolio.  We do not believe that any of the expiring leases are individually material to our financial results.  The weighted average expiring rate on these leases is $14.59 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

Occupancy as of September 30, 2013, June 30, 2013, and September 30, 2012 for our consolidated, unconsolidated and total portfolios is summarized below:

Consolidated Occupancy (a)	As of September 30, 2013	As of June 30, 2013	As of September 30, 2012
Leased Occupancy (b)	93.2%	93.1%	90.8%
Financial Occupancy (c)	89.8%	90.3%	88.4%
Same Store Leased Occupancy (b)	92.1%	92.0%	91.4%
Same Store Financial Occupancy (c)	88.4%	89.1%	88.8%

Unconsolidated Occupancy (a) (d)
Leased Occupancy (b)	97.4%	98.2%	97.1%
Financial Occupancy (c)	95.6%	96.1%	94.4%
Same Store Leased Occupancy (b)	97.8%	98.4%	96.7%
Same Store Financial Occupancy (c)	95.6%	95.8%	94.6%

Total Occupancy (a)
Leased Occupancy (b)	94.3%	94.4%	93.1%
Financial Occupancy (c)	91.3%	91.8%	90.6%
Same Store Leased Occupancy (b)	93.2%	93.3%	92.4%
Same Store Financial Occupancy (c)	89.9%	90.5%	89.9%
Financial Occupancy excluding properties held through the joint venture with IPCC (c) (e)	91.1%	91.5%	90.4%
Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	96.5%	96.5%	95.3%
Non-Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	88.9%	89.0%	87.7%
 ________________________________________

(a)	All occupancy calculations exclude seasonal tenants.

(b)	Leased Occupancy is defined as the percentage of gross leasable area for which there is a signed lease, regardless of whether the tenant is currently obligated to pay rent under their lease agreement.

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

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Reference is made to Note 3, “Unconsolidated Joint Ventures” to the accompanying consolidated financial statements for a discussion of our unconsolidated joint ventures as of September 30, 2013, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the recent economic downturn, a number of retailers delayed new store openings until market conditions substantially improved.  In light of this marketplace reality, we have extended delivery dates for these projects and we will not have the ability to estimate the project completion dates until activity resumes.  We do not anticipate resuming construction activity at any particular property until a tenant or tenants commit to lease a majority of the GLA at the applicable property. As a result of the project delays, we were required to record significant impairment losses related to these projects in prior years.  Additionally, during the nine months ended September 30, 2013, a further impairment of $1,730 was recorded at one of our development joint ventures. Our pro rata share of this impairment loss, equal to $692 is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income. In conjunction with these impairment losses, we were required to write down our investment in certain projects to zero as we determined that it was not likely we would recover our invested capital from future cash flows of each project.

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

We cannot be sure of the exact nature or amounts of capital needed for construction or improvements to development properties until we have signed commitments from retailers because we will deploy these amounts only at that time.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to common stockholders	$3,487	(498)	109,853	1,662
Gain on sale of investment properties	(524)	(722)	(5,266)	(722)
Gain from change in control of investment properties	—	—	(95,378)	(1,043)
Impairment of depreciable operating property	—	—	555	479
Equity in depreciation and amortization of unconsolidated joint ventures	3,835	6,839	14,925	18,023
Amortization on in-place lease intangibles	7,626	2,690	12,628	6,925
Amortization on leasing commissions	486	372	1,403	1,357
Depreciation, net of noncontrolling interest	12,169	10,716	33,495	34,683
Funds From Operations attributable to common stockholders	27,079	19,397	72,215	61,364

Gain from settlement of receivables	—	—	(3,095)	—
Impairment loss, net of taxes:
Impairment of investment securities	—	—	98	—
Provision for asset impairment included in equity in earnings of unconsolidated joint ventures	—	—	506	—
Other non-cash adjustments	—	90	—	296
Provision for income taxes:
Income tax adjustments	(1,021)	—	(1,021)	(4,810)
Funds From Operations attributable to common stockholders, adjusted	$26,058	19,487	68,703	56,850

Net income (loss) attributable to common stockholders per weighted average common share — basic	$0.04	(0.01)	1.17	0.02

Net income (loss) attributable to common stockholders per weighted average common share — diluted	$0.03	(0.01)	1.17	0.02

Funds From Operations attributable to common stockholders, per weighted average common share — basic and diluted	$0.27	0.22	0.77	0.69

Funds From Operations attributable to common stockholders, adjusted, per weighted average common share — basic and diluted	$0.26	0.22	0.73	0.64

Weighted average number of common shares outstanding, basic	99,317	89,049	93,901	88,973
Weighted average number of common shares outstanding, diluted	99,648	89,229	94,169	89,109

Distributions declared, common	$14,201	12,721	40,295	38,104
Distributions per common share	$0.14	0.14	0.43	0.43

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income attributable to Inland Real Estate Corporation	$5,696	1,687	116,568	7,325
Gain on sale of investment properties	(524)	(722)	(5,266)	(722)
Gain from change in control of investment properties	—	—	(95,378)	(1,043)
Income tax (benefit) expense of taxable REIT subsidiaries	(296)	334	1,499	(4,347)
Interest expense	9,291	9,088	25,811	26,993
Interest expense associated with discontinued operations	—	67	116	200
Interest expense associated with unconsolidated joint ventures	1,875	3,023	7,610	8,572
Depreciation and amortization	20,151	13,502	47,089	41,939
Depreciation and amortization associated with discontinued operations	113	290	483	1,071
Depreciation and amortization associated with unconsolidated joint ventures	3,835	6,839	14,925	18,023
EBITDA	40,141	34,108	113,457	98,011

Gain from settlement of receivables	—	—	(3,095)	—
Impairment loss, net of taxes:
Impairment of depreciable operating property	—	—	555	479
Impairment of investment securities	—	—	98	—
Provision for asset impairment included in equity in earnings of unconsolidated joint ventures	—	—	506	—
Other non-cash adjustments	—	90	—	296
EBITDA, adjusted	$40,141	34,198	111,521	98,786

Total Interest Expense	$11,166	12,178	33,537	35,765

EBITDA: Interest Expense Coverage Ratio	3.6	2.8	3.4	2.7

EBITDA: Interest Expense Coverage Ratio, adjusted	3.6	2.8	3.3	2.8

The following schedules present our pro-rata consolidated financial statements as of and for the three and nine months ended September 30, 2013, reconciled to our U.S. GAAP financial statements. These financial statements are considered non-GAAP because they include financial information related to unconsolidated joint ventures accounted for under the equity method of accounting. We provide these statements to include the pro rata amounts of all properties under management in order to better compare our overall performance and operating metrics to those of other REITs in our peer group.

Balance Sheets (unaudited) - Pro-rata Consolidation

	Consolidated Balance Sheets September 30, 2013	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Pro-rata Consolidated Balance Sheets
Assets:
Investment properties:
Land	$397,981	—	79,190	1,063	6,563	484,797
Construction in progress	16,582	—	2,362	14,788	—	33,732
Building and improvements	1,157,434	—	194,115	4,264	12,885	1,368,698
	1,571,997	—	275,667	20,115	19,448	1,887,227
Less accumulated depreciation	342,807	—	13,070	—	101	355,978
Net investment properties	1,229,190	—	262,597	20,115	19,347	1,531,249
Cash and cash equivalents	18,891	(1,745)	7,828	81	28	25,083
Investment in securities	4,587	—	—	—	—	4,587
Accounts receivable, net	36,723	—	5,902	32	183	42,840
Investment in and advances to unconsolidated joint ventures	127,539	—	(102,338)	(12,670)	(8,181)	4,350
Acquired lease intangibles, net	112,136	—	39,465	—	2,462	154,063
Deferred costs, net	20,949	—	2,282	77	185	23,493
Other assets	20,917	—	1,807	86	1,217	24,027
Total assets	$1,570,932	(1,745)	217,543	7,721	15,241	1,809,692

Liabilities:
Accounts payable and accrued expenses	$53,152	(53)	6,665	1,718	161	61,643
Acquired below market lease intangibles, net	44,179	—	15,532	—	1,090	60,801
Distributions payable	5,107	—	—	—	—	5,107
Mortgages payable	514,873	—	134,849	8,254	12,579	670,555
Unsecured credit facilities	335,000	—	—	—	—	335,000
Convertible notes	28,674	—	—	—	—	28,674
Other liabilities	13,328	8	3,429	1,835	479	19,079
Total liabilities	994,313	(45)	160,475	11,807	14,309	1,180,859

Stockholders’ Equity:
Preferred stock	110,000	—	—	—	—	110,000
Common stock	997	—	—	—	—	997
Additional paid-in capital	876,612	—	119	—	—	876,731
Accumulated distributions in excess of net income	(406,627)	53	56,949	(4,086)	932	(352,779)
Accumulated other comprehensive loss	(6,116)	—	—	—	—	(6,116)
Total stockholders’ equity	574,866	53	57,068	(4,086)	932	628,833

Noncontrolling interest	1,753	(1,753)	—	—	—	—
Total equity	576,619	(1,700)	57,068	(4,086)	932	628,833

Total liabilities and equity	$1,570,932	(1,745)	217,543	7,721	15,241	1,809,692

Statements of Operations (unaudited) - Pro-rata Consolidation

Three months ended September 30, 2013	Consolidated Statement of Operations	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Pro-rata Consolidated Statement of Operations
Revenues:
Rental income	$34,504	6,854	—	423	41,781
Tenant recoveries	13,394	3,373	—	49	16,816
Other property income	2,360	42	—	—	2,402
Fee income from unconsolidated joint ventures	1,578	—	—	—	1,578
Total revenues	51,836	10,269	—	472	62,577

Expenses:
Property operating expenses	6,121	1,057	25	64	7,267
Real estate tax expense	10,419	2,193	26	31	12,669
Depreciation and amortization	20,151	3,646	—	189	23,986
General and administrative expenses	4,843	135	1	—	4,979
Total expenses	41,534	7,031	52	284	48,901

Operating income	10,302	3,238	(52)	188	13,676

Other income	534	3	—	1	538
Gain on sale of joint venture interest	475	—	—	—	475
Interest expense	(9,291)	(1,612)	(123)	(140)	(11,166)
Income (loss) before income tax expense of taxable REIT subsidiaries, equity in earnings of unconsolidated joint ventures and discontinued operations	2,020	1,629	(175)	49	3,523

Income tax benefit of taxable REIT subsidiaries	296	—	—		296
Equity in earnings of unconsolidated joint ventures	2,128	(1,629)	175	(49)	625
Income from continuing operations	4,444	—	—	—	4,444

Income from discontinued operations	1,219	—	—	—	1,219
Net income	5,663	—	—	—	5,663

Net loss attributable to the noncontrolling interest	33	—	—	—	33
Net income attributable to Inland Real Estate Corporation	5,696	—	—	—	5,696

Dividends on preferred shares	(2,209)	—	—	—	(2,209)
Net income attributable to common stockholders	$3,487	—	—	—	3,487

Nine months ended September 30, 2013	Consolidated Statement of Operations	IN Retail Fund LLC (NYSTRS) (1)	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Pro-rata Consolidated Statement of Operations
Revenues:
Rental income	$91,556	6,329	20,155	20	1,903	119,963
Tenant recoveries	34,613	3,134	9,878	17	199	47,841
Other property income	3,348	46	168	—	—	3,562
Fee income from unconsolidated joint ventures	5,133	—	—	—	—	5,133
Total revenues	134,650	9,509	30,201	37	2,102	176,499

Expenses:
Property operating expenses	19,205	1,214	4,304	120	244	25,087
Real estate tax expense	25,856	2,515	6,077	79	141	34,668
Depreciation and amortization	47,089	2,814	11,312	10	789	62,014
Provision for asset impairment	369	—	—	692	—	1,061
General and administrative expenses	14,817	25	445	1	—	15,288
Total expenses	107,336	6,568	22,138	902	1,174	138,118

Operating income	27,314	2,941	8,063	(865)	928	38,381

Other income	1,733	2	5	9	1	1,750
Gain from settlement of receivables	3,095	—	—	—	—	3,095
Gain from change in control of investment properties	95,378	—	—	—	—	95,378
Loss on sale of investment properties	(202)	—	—	—	—	(202)
Gain on sale of joint venture interest	1,209	—	—	—	—	1,209
Interest expense	(25,811)	(1,819)	(4,809)	(347)	(635)	(33,421)
Income (loss) before income tax benefit (expense) of taxable REIT subsidiaries, equity in earnings of unconsolidated joint ventures and discontinued operations	102,716	1,124	3,259	(1,203)	294	106,190

Income tax benefit (expense) of taxable REIT subsidiaries	(1,499)	—	—	—		(1,499)
Equity in earnings of unconsolidated joint ventures	5,641	(1,124)	(3,259)	1,203	(294)	2,167
Income from continuing operations	106,858	—	—	—	—	106,858

Income from discontinued operations	9,691	—	—	—	—	9,691
Net income	116,549	—	—	—	—	116,549

Net loss attributable to the noncontrolling interest	19	—	—	—	—	19
Net income attributable to Inland Real Estate Corporation	116,568	—	—	—	—	116,568

Dividends on preferred shares	(6,715)	—	—	—	—	(6,715)
Net income (loss) attributable to common stockholders	$109,853	—	—	—	—	109,853

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  As of September 30, 2013, we have one interest rate swap contract, which was entered into as a requirement under a secured mortgage.

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

	2013 (a)	2014 (a)		2015	2016	2017		Thereafter		Total		Fair Value (b)
Fixed rate debt	$90,806	88,162	(c)	37,798	8,974	46,168		227,674		499,582	(d)	527,964
Weighted average interest rate	5.41%	5.29%		6.11%	5.00%	5.05%		5.10%		5.26%		—
Variable rate debt	$—	6,200		—	35,000	105,000	(e)	230,000	(f)(g)	376,200	(d)	372,896
Weighted average interest rate	—%	0.30%		—%	2.63%	1.69%		2.04%		1.97%		—
  ________________________________________

(a)
Approximately $142,616 of our mortgages payable mature in the next twelve months.  Included in the debt maturing in 2013 is approximately $90,247 secured by the Algonquin Commons property. Although the Algonquin Commons loans do not mature until November 2014, we have included them in 2013 because the lender has accelerated the due date of the loans in connection with its decision to initiate foreclosure proceedings. We intend to repay the other remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

(b)
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders (Level 3).

(c)
Included in the debt maturing in 2014 are our convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require us to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets at September 30, 2013 reflect the value of the notes including the remaining unamortized discount of $541.

(d)
The total debt above reflects the total principal amount outstanding.  The consolidated balance sheets at September 30, 2013 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $3,306.

(e)
Included in the debt maturing during 2017 is our unsecured line of credit facility, totaling $105,000.  We pay interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of September 30, 2013, the weighted average interest rate on outstanding draws on the line of credit facility was 1.69%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2013, we were in compliance with these financial covenants.

(f)
Included in the thereafter column is our $180,000 term loan, which matures in August 2018.  We pay interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of September 30, 2013, the weighted average interest rate on the term loan was 1.64%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2013, we were in compliance with these financial covenants.

(g)
Included in the thereafter column is our $50,000 term loan which matures in November 2018.  We pay interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of September 30, 2013, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2013, we were in compliance with these financial covenants.

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

At September 30, 2013, approximately $376,200, or 43%, of our debt bore interest at variable rates, with a weighted average rate of 1.97% per annum. An increase in the variable interest rates charged on debt containing variable interest rate terms constitutes a market risk.  A 1.0% annualized increase in interest rates would have increased our interest expense by approximately $2,822 for the nine months ended September 30, 2013.

Equity Price Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices is a result of our investment in securities.  At September 30, 2013, our investment in securities, classified as available for sale, totaled $3,587.  The carrying values of investments in securities subject to equity price risks are based on quoted market prices as of the date of the applicable consolidated balance sheets.  Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  Fluctuation in the market price of a security may result from any number of factors including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments and general market conditions.  Additionally, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.  We do not engage in derivative or other hedging transactions to manage our equity price risk.

Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, a 10% increase or decrease in the fair value of our available-for-sale securities as of September 30, 2013 and December 31, 2012, would change their fair values by $359 and $771, respectively.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the board of directors.

Based on management’s evaluation as of September 30, 2013, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

There were no material developments in the quarter ended September 30, 2013, in the legal proceedings disclosed under Item 3 of Part I of our Form 10-K for the year ended December 31, 2012, and Item 1 of Part II of our Form 10-Q for the quarter March 31, 2013.

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

10.1
First Amendment to Second Amended and Restated Term Loan Agreement, dated as of August 23, 2013, by and among Inland Real Estate Corporation, KeyBank National Association individually and as Administrative Agent, and the Lenders and other parties thereto (5)

10.2
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of August 23, 2013, by and among Inland Real Estate Corporation, KeyBank National Association, individually and as Administrative Agent, and the Lenders and other parties thereto (6)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, filed with the Securities and Exchange Commission on November 8, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (7)

_____________________________________________________________________

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

(5)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 29, 2013 (file number 001-32185).

(6)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 29, 2013 (file number 001-32185).

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

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris President and Chief Executive Officer (principal executive officer)
Date:	November 7, 2013

/s/ BRETT A. BROWN

By:	Brett A. Brown Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date:	November 7, 2013

Exhibit Index

Item No.	Description

3.1	Fifth Articles of Amendment and Restatement of the Registrant, as amended (1)

3.2	Amended and Restated Bylaws of the Registrant effective August 5, 2013 (2)

4.1	Specimen Stock Certificate (3)

4.2	Dividend Reinvestment Plan of the Registrant (4)

10.1
First Amendment to Second Amended and Restated Term Loan Agreement, dated as of August 23, 2013, by and among Inland Real Estate Corporation, KeyBank National Association individually and as Administrative Agent, and the Lenders and other parties thereto (5)

10.2
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of August 23, 2013, by and among Inland Real Estate Corporation, KeyBank National Association, individually and as Administrative Agent, and the Lenders and other parties thereto (6)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, filed with the Securities and Exchange Commission on November 8, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (7)

_____________________________________________________________

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

(5)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 29, 2013 (file number 001-32185).

(6)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 29, 2013 (file number 001-32185).

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