Form 10-K
period 2013-12-31
INLAND REAL ESTATE CORP
filed 2014-02-28
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2013

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of June 28, 2013, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $889,242,793.

As of February 28, 2014 there were 99,750,023 shares of common stock outstanding.

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

Item 1.  Business

General

We strive to be a leading owner and operator of high quality, necessity and value based retail centers located in prime locations throughout the Central and Southeastern United States. We seek to generate predictable, sustainable cash flows and to continually enhance shareholder value through the expert management and strategic improvement of our portfolio of premier retail properties.

We are a Maryland corporation formed on May 12, 1994.  To date, we have focused on acquiring and owning open-air neighborhood, community and power shopping centers and single-tenant retail properties located primarily in the Central United States. Through wholly-owned subsidiaries, Inland Commercial Property Management, Inc. and Inland TRS Property Management, Inc., we manage all properties we own interests in and properties for certain third parties and related parties. Approximately fifty-nine percent of our total retail portfolio (consolidated plus unconsolidated) gross leasable area (“GLA”) is located in the Chicago Metropolitan Statistical Area (“MSA”), with our second largest market concentration being approximately seventeen percent in the Minneapolis-St. Paul MSA.  As of December 31, 2013, we owned interests in 157 investment properties, including those owned through our unconsolidated joint ventures, comprised of:

•	Fifty-three neighborhood retail centers totaling approximately 3,797,000 gross leasable square feet;

•	Thirty-one community centers totaling approximately 3,869,000 gross leasable square feet;

•	Thirty-six power centers totaling approximately 5,687,000 gross leasable square feet;

•	One lifestyle center totaling approximately 564,000 gross leasable square feet; and

•	Thirty-six single-user properties totaling approximately 996,000 gross leasable square feet.
The following chart shows the allocation of our portfolio by property type, based on percentage of gross leasable square feet:
Management has implemented internal growth initiatives that utilize our financing, acquisition, leasing and property management expertise to drive income growth:

•	Continue to improve our tenant diversification and expand our geographic concentration, with increased footprints in the Central and Southeastern U.S.

•	Continue to enhance the value of our portfolio through additional repositioning and redevelopment initiatives.

•	Redeploy capital from dispositions of non-core, limited growth assets into acquisitions of high quality retail assets.

•
Continue to reduce the cost and extend the term of our debt and reduce our overall leverage over time, which will improve our financial flexibility and liquidity by maintaining access to multiple sources of capital.

In addition to our internal growth initiatives, management has implemented external growth initiatives, through the following types of joint ventures:

•
joint venture with Inland Private Capital Corporation (“IPCC”), through which we source, acquire and manage properties for individuals and entities intending to invest in Delaware Statutory Trust (“DST”) entities;

•
asset-based joint ventures with New York State Teachers Retirement System (“NYSTRS”) and PGGM Private Real Estate Fund (“PGGM”), through which we source, acquire and manage Midwest retail properties. These joint ventures with NYSTRS and PGGM enable us to generate fee income via the acquisition, leasing, and property management services we provide to the ventures.

•	development joint venture with MAB American Retail Partners, LLC ("MAB") to develop grocery-anchored shopping centers in select markets throughout the southeastern U.S.

Our joint venture with IPCC, originally formed in 2006, leverages our respective skill sets to access the growth potential of the DST market and increase our fee income.  In accordance with the agreement, we source properties and provide financing, acquisition and asset management expertise through the venture, while IPCC provides syndication expertise and access, through Inland Securities Corporation, to a network of broker dealers that market the properties to DST investors.  We believe our joint venture with IPCC enables us to effectively manage our resources due to the revolving nature of the investment capital and is a capital-efficient means to generate additional transaction fee income and a long-term asset and management fee income stream which is received for managing properties for these entities.

Our former joint venture with NYSTRS was formed in 2004, and each partner owned a 50 percent interest in the 13 properties in the venture and shared equally in the profits and losses. In June 2013, we brought this joint venture full cycle when we acquired the 50 percent ownership interest of our partner in the joint venture entity for approximately $121,100 in cash. Our decision to acquire our partner's interest was based on advancing our strategic goals to increase the size and quality of our consolidated portfolio, simplify the ownership structure and strengthen our balance sheet by consolidating a portfolio with less leverage than our existing portfolio.

The PGGM joint venture was formed in June 2010 to acquire grocery-anchored and community retail centers in Midwestern U.S. markets. The joint venture was fully funded during the initial two-year investment period and in October 2012, we completed an amendment to the partnership agreement, to increase the maximum contributions of each partner. As of December 31, 2013, the PGGM joint venture had acquired stabilized retail assets worth approximately $638,000 in acquisition value. PGGM owns a 45 percent equity interest and we own a 55 percent equity interest in the joint venture and share in the profits and losses at the respective ownership percentages.

In November 2013, we entered into a joint venture to develop grocery-anchored shopping centers in select markets throughout the southeastern U.S. with MAB, an affiliate of Melbourne, Australia-based MAB Corporation. The five-year development program is expected to target metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. MAB Corporation is a privately owned property development company and fund manager that has completed retail, office, multi-family and industrial projects at locations in Australia, New Zealand and the U.S. Under the terms of the joint venture agreement, we have exclusive rights to all grocery-anchored, build-to-suit opportunities in the southeastern U.S. sourced by MAB. Upon site approval by us, we will provide 90% of the equity required to fund approved project costs, while MAB will be responsible for the remaining 10% of the equity, plus venture management, sourcing and acquisition of sites, project financing and all property and development duties. The joint venture agreement also provides that we will purchase each grocery-anchored center at a discount to fair market value after stabilization. A typical project likely will consist of a 50,000-square-foot grocery store with approximately 20,000 square feet of additional retail space.

Competition

In seeking new investment opportunities, we compete with other real estate companies, and at our current investment properties, we compete with other owners of similar properties for tenants.

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

Significant Tenants

We derive significant revenues from anchor tenants such as Safeway, Roundy's and TJX Companies, Inc, which are the three largest anchor tenants in our consolidated portfolio and accounted for 3.9%, 3.3% and 3.2%, respectively of our consolidated annualized base rent for the year ended December 31, 2013.

In October 2013, Safeway announced that they would be exiting the Chicagoland market by closing all of the Dominick's stores. We have six Dominick's stores in our consolidated portfolio, two already dark and four that were operating and one operating store in our unconsolidated portfolio. As of December 31, 2013, the Dominick's stores in our portfolio closed, however, Safeway remains obligated under all of the leases and we expect that they will continue to honor their lease obligations.

Subsequent to the end of the year, we sold a consolidated Dominick's store, located in Countryside, Illinois to an unaffiliated third party at price above our current carrying value. Additionally, we have been notified by Dominick's that the leases for one of the consolidated Dominick's stores and the one unconsolidated store have been assigned to grocery operators.

The lease at the unconsolidated location, part of Woodland Commons, located in Buffalo Grove, Illinois has been assigned and will be operated as a Mariano's grocery store. The lease at the consolidated location, part of Downers Grove Marketplace, located in Downers Grove, Illinois has been assigned and will be operated as a Caputo's grocery store. We are still awaiting notification of any lease assignments for our four remaining locations, although we do not anticipate a lease assignment of the two previously non-operating locations.

Tax Status

We have qualified and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for federal income tax purposes commencing with the tax year ended December 31, 1995.  Because we qualify for taxation as a REIT, we generally are not subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our stockholders, subject to certain adjustments.  If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions of the Code, we will be subject to federal and state income taxes on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income.

We engage in certain activities through our wholly owned taxable REIT subsidiaries (“TRS entities”), Inland Venture Corporation (“IVC”), Inland Exchange Venture Corporation (“IEVC”) and Inland TRS Property Management, Inc.  These TRS entities engage in activities that would otherwise produce income that would not be REIT qualifying income, including, but not limited to, managing properties owned through certain of our joint ventures and the sales of ownership interests through our IPCC joint venture.  The TRS entities are subject to federal and state income and franchise taxes from these activities.

Employees

As of December 31, 2013, we employed a total of 129 people, none of whom are represented by a union.

Environmental Matters

We review and monitor compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment.  For the year ended December 31, 2013, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate incurring material amounts during the remainder of the current fiscal year or the year ending December 31, 2015.

We believe that all of our investment properties comply in all material respects with all federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances.  The environmental condition of our investment properties may be adversely affected by our tenants, by conditions of near-by properties or by unrelated third parties.  All of our investment properties have been subjected to Phase I or similar environmental audits at the time they were acquired.  These audits, performed by independent consultants, generally involve a review of records and visual inspection of the property.  These audits do not include soil sampling or ground water analysis.  These audits may not, however, reveal all potential environmental liabilities.  Additionally, we periodically engage third party environmental specialists to complete site inspections on certain investment properties, namely those occupied by dry cleaners, oil change facilities and print shops, to ensure that the environmental condition of the respective property has not changed. No audits have revealed, nor are we aware of any environmental liability that we believe will have a material adverse effect on our operations.

Green Initiatives

We are a member of the U.S. Green Building Council (“USGBC”), which allows us the ability to monitor and comment on conservation and sustainability trends in the marketplace.  We made a commitment to improving energy efficiency since sustainability became a national concern and long before Leadership in Energy and Environmental Design (“LEED”) certification became possible for existing buildings and operations.  Over the past decade, many initiatives have been undertaken at the centers we own and manage that have resulted in reductions of energy consumption, waste and improved maintenance cycles.  Also, the savings we have obtained through the implementation of these initiatives makes our properties more competitive in the leasing marketplace.  Some initiatives that we have implemented are:

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

Executive Officers

The following sets forth certain information with regard to our executive officers as of January 1, 2014:

Mark E. Zalatoris, age 56, has served as our president and chief executive officer since April 2008 and previously served as executive vice president and chief operating officer from 2004 to 2008, and as chief financial officer and senior vice president from 2000 to 2004.

Brett A. Brown, age 49, has served as our executive vice president since 2011 and chief financial officer and treasurer since 2008. From 2008 to 2011, Mr. Brown served as our senior vice president. Mr. Brown joined us in May 2004 as vice president and chief financial officer.

Beth Sprecher Brooks, age 59, has served as our senior vice president since 2008 and as our general counsel and secretary since 2006. Ms. Sprecher Brooks joined us in November 2002, became assistant vice president in 2003 and vice president in 2005.

D. Scott Carr, age 48 has served as our executive vice president of portfolio management and chief investment officer since 2011 and has served as the president of Inland Commercial Property Management, Inc., a wholly-owned subsidiary of ours, since 1995. Mr. Carr became senior vice president of portfolio management in 2008.

William W. Anderson, age 55, has served as our senior vice president, transactions, since 2012 and previously served as our vice president, transactions since 2000.

Certifications

We have filed with the SEC the chief executive officer and chief financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  In addition, we have filed the certification of our chief executive officer with the New York Stock Exchange (“NYSE”) for 2013 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.  Our chief executive officer certified that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of the date of the certification.

Algonquin Commons

In June 2012, a Company subsidiary ceased paying the monthly debt service on the two mortgage loans secured by Algonquin Commons. The Company subsidiary had hoped to reach an agreement with the special servicer that would have revised the loan structure to make continued ownership of the property economically feasible. In January 2013, the Company subsidiary received notice that a complaint had been filed by the purported successor to the lender, alleging events of default under the loan documents and, among other things, seeking to foreclose on the property. In connection with the complaint, the plaintiff filed a motion for appointment of a receiver and the court granted the motion and issued an order effective February 28, 2013, appointing a receiver for the property. As a result, the receiver and its affiliated management company are now managing and operating Algonquin Commons and are collecting all rents for the property. Please see our full disclosure of this matter in Item 3, "Legal Proceedings" which is incorporated into this Item 1 "Business."

Access to Company Information

We make available, free of charge, through our website, and by responding to requests addressed to our director of investor relations, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.  These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC.  Our website address is www.inlandrealestate.com.  This reference to our website is not intended to incorporate any information contained on our website or on other websites to which we provide hyperlinks by reference into this annual report on Form 10-K.

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

Real Estate Risks

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.  Our economic performance and the value of our real estate assets, and consequently the value of your shares, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to you will be adversely affected.  The following factors, among others, may adversely affect the income generated by our properties:

•	downturns in the national, regional and local economic climate;

•	competition from other retail properties and other retail channels;

•	local real estate market conditions, such as oversupply or reduction in demand for retail properties;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-lease space;

•	increased operating costs, including, but not limited to, insurance expense, utilities, real estate taxes, state and local taxes, and heightened security costs;

•	decreased tenant recovery income as a result of decreased occupancy;

•	civil disturbances, natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses; and

•	declines in the financial condition of our tenants and our ability to collect rents from our tenants.

Our retail tenants face competition from numerous retail channels, which may reduce our profitability and ability to pay distributions. Retailers at our properties face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogs and operators, television shopping networks and Internet shopping. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

Tenants may vacate spaces at the end of their leases or in breach of their leases, fail to pay their rent, declare bankruptcy or seek to restructure their leases.  We derive substantially all of our revenue from leasing space at our investment properties.  Thus, our results may be negatively affected by the failure of tenants to pay rent when due.  We may experience substantial delays and expense enforcing rights against tenants who do not pay their rent or who seek the protection of the bankruptcy laws. Even if a tenant does not seek the protection of the bankruptcy laws, the tenant may from time to time experience a downturn in its business which may weaken its financial condition and its ability to make rental payments when due, leading the tenant to seek revisions to its leases.

Loss of revenues from significant tenants could reduce distributions to preferred and common stockholders and have a material adverse effect on our business. We derive significant revenues from anchor tenants such as Safeway, Roundy's and TJX Companies, Inc., which are the three largest anchor tenants in our consolidated portfolio and accounted for 3.9%, 3.3% and 3.2%, respectively of our consolidated annualized base rent for the year ended December 31, 2013. Vacated anchor space can reduce rental revenues generated by other spaces in the shopping center because of the loss of the departed anchor tenant's customer drawing power. Certain anchors have the right to vacate but continue to pay rent for the balance of the term, which could hinder our efforts to re-tenant that space. If a significant tenant vacates a property, then other tenants at the property may be entitled to terminate their leases or reduce the amount of their rental obligations. The loss of a significant number of the locations of these anchor tenants, or the inability of them to pay rent, could have a material adverse effect on our business. Distributions to stockholders could be adversely affected by the loss of revenues in the event a tenant becomes bankrupt or insolvent; experiences a downturn in its business; materially defaults on its leases; does not renew its leases as they expire; or renews at lower rental rates.

Leases on approximately 5% of total leased square feet in our consolidated portfolio and approximately 3% in our unconsolidated portfolio expire during 2014.  As leases expire, we may not be able to renew or re-lease space at rates comparable to, or better than, the rates contained in the expiring leases, or at all.  Leases on approximately 591,000 square feet, or approximately 5% of total leasable square feet of approximately 10,846,000 in our consolidated portfolio, will expire prior to December 31, 2014.  Leases on approximately 110,000 square feet, or approximately 3% of total leasable square feet of approximately 4,066,000 in our unconsolidated portfolio, will expire prior to December 31, 2014.  If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, revenues at the impacted properties will decline.  Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases.

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

Properties that we acquire may be subject to unknown liabilities that affect the value and profitability of these properties. Properties that we own or may acquire may be subject to existing liabilities that are unknown at the time we acquire such properties, which could affect the value of and revenue generated by the property. Unknown liabilities might include:

•	liabilities for cleanup or remediation of undisclosed environmental conditions;

•	claims of tenants, vendors or other persons dealing with the entities prior to our acquisition of such properties (that had not been asserted or threatened prior to our acquisition; and

•	liabilities incurred in the ordinary course of business.

We may not be able to quickly vary our portfolio.  Investments in real estate are relatively illiquid and generally cannot be disposed of quickly. In addition, the federal tax code restricts REIT's ability to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on terms favorable to us within a time frame that we would need to avoid losses in the value of properties in our portfolio.

Market disruptions may adversely affect the value of our investment properties.  Market volatility has exerted, and may in the future exert downward pressure on the value of certain of our investment properties and our unconsolidated joint ventures.  For example, during the years ended December 31, 2013, 2012 and 2011, we recorded approximately $5,748, $722 and $2,841, respectively of impairment charges related to certain consolidated properties.  The impairment charges were required because we determined that the carrying value of the properties were higher than their fair values and required adjustment.  Similarly, during the years ended December 31, 2013 and 2011, we recorded approximately $692 and $7,824, respectively (amounts equal to our pro rata share of impairment charges on certain unconsolidated development joint venture projects) to reflect the properties at fair value and we recorded approximately $10,468 and $5,223, respectively in impairment losses to record our investment in certain unconsolidated joint ventures at their fair values. No impairment adjustments to unconsolidated investments or unconsolidated joint venture properties were recorded or required during the year ended December 31, 2012. There is no assurance we will be able to recover any of these charges upon sales of the impacted properties.

Investment Risks

Indebtedness that we incur may adversely impact our liquidity and operating flexibility and may impact our ability to pay dividends on our preferred stock and distributions on our common stock.  As of December 31, 2013, we had approximately $849,024 in face value of indebtedness, $494,809 of which was secured by mortgages on certain of our investment properties. We may incur additional indebtedness and become more highly leveraged, which could further adversely impact our financial position and operating flexibility and limit our cash available to pay dividends or make distributions. As a result, we may not have sufficient funds remaining to pay dividends or make distributions on our preferred and common stock.  Increases in our borrowing and the resulting increase in our leverage could affect our financial condition and make it more difficult for us to comply with our financial covenants governing our indebtedness.

If we pay distributions that exceed our cash flow from operations, we will have less funds available for other purposes and the amount of distributions may not be sustainable.  For the year ended December 31, 2013, we paid distributions totaling approximately $8,937 and $54,011 to our preferred and common stockholders, respectively.  Our net cash provided by operating activities was approximately $69,006. For the year ended December 31, 2012, we paid distributions totaling approximately $7,719 and $50,815 to our preferred and common stockholders, respectively.  Our net cash provided by operating activities was approximately $68,955.  To the extent that net cash provided by operating activities declines we may be forced to consider reducing our distributions or the amount that we pay in cash in order to preserve a cushion between the amount of cash distributions paid and net cash provided by operating activities.  To the extent that we pay cash distributions exceeding net cash provided by operating activities, the amount of our distribution payments may not be sustainable or we may use funds generated by financing or investing activities which could further reduce the amount of cash available for other purposes including acquiring new investment properties, funding capital expenditures on existing investment properties, funding cash requirements for our various joint ventures or repaying debt.  If these other requirements cannot be reduced, we will likely be forced to reduce the amount of our cash distributions.

We have changed the amount of our distributions in the past and may change our distribution policy in the future.  Recognizing the need to maintain maximum financial flexibility in light of the state of the capital markets, in 2009 we reduced the amount we paid monthly in distributions to $0.0475 per common share.  We have continued to pay this amount monthly and we currently expect to continue to pay monthly cash distributions at this rate in 2014, but we may change our distribution policy again at any time in the future.

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

Our shareholders have experienced dilution as a result of our stock offerings and they may experience further dilution if we issue additional stock.  The issuance of additional shares of our common or preferred stock may have a dilutive effect on our earnings and funds from operations per share and will reduce the percentage of that class of stock outstanding owned by investors who do not participate in these issuances.  Shareholders are not entitled to vote on whether or not we issue additional stock already authorized for issuance.  In addition, depending on the terms and pricing of future issuances of our stock and the value of our properties, our existing shareholders may experience dilution in the value of their shares.

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

Loss of our key personnel could adversely affect the value of our common shares and operations. We are dependent on the efforts of our key executive personnel. Although we believe qualified replacements could be found for these key executives, the loss of their services could adversely affect the value of our common shares and operations.

We have a high concentration of properties in the Chicago and the Minneapolis-St. Paul MSA's, and adverse economic and other developments in that area could have a material adverse effect on us. As of December 31, 2013, approximately fifty-nine percent of our total retail portfolio (consolidated plus unconsolidated) GLA was located in the Chicago, Illinois MSA, with our second largest market concentration being approximately seventeen percent in the Minneapolis-St. Paul, Minnesota MSA. As a result, we are particularly susceptible to adverse economic and other developments in these areas, including increased unemployment, industry slowdowns, business layoffs or downsizing, relocations of businesses, decreased consumer confidence, changes in demographics, increases in real estate and other taxes, increased regulation, and natural disasters, any of which could have a material adverse effect on us.

Certain provisions of Maryland law or our charter or bylaws or opposition from large stockholders could delay, defer or prevent a takeover or change in our control that would be beneficial our stockholders. Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control.  Such an acquisition or change of control could provide you with the opportunity to realize a premium over the then-prevailing market price of your shares.  In some cases, such provisions may have the effect of permitting us and our board of directors to negotiate a change-in-control transaction on terms most favorable to us and our stockholders, but in other cases they may have the effect of delaying such a transaction or preventing it from happening at all.  These MGCL provisions include:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” for certain periods. An “interested stockholder” is generally any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding voting stock. A person is not an interested stockholder under the statute if our board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder. Business combinations with an interested stockholder are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder. After that period, the MGCL imposes two super-majority voting requirements on such combinations, and

•
“control share” provisions that provide that “control shares” of our company acquired in a “control share acquisition” have no voting rights unless holders of two-thirds of our voting stock (excluding interested shares) consent. “Control shares” are shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors. A “control share acquisition” is the direct or indirect acquisition of ownership or control of “control shares” from a party other than the issuer.

We have opted out of the control share provisions of the MGCL by means of a provision in our bylaws.  However, we may opt in to the control share provisions of the MGCL in the future by amending our bylaws, which our board of directors can do without stockholder approval.

Our charter and bylaws contain provisions that also may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be beneficial stockholders.  In an effort to protect our ability to qualify as a REIT, our charter generally provides that no single person or group of persons (an entity is considered a person) may own more than 9.8% of our outstanding shares of common stock (unless permitted by the board).  Although the board may waive the application of these provisions to certain persons, they are not obligated to do so.  This 9.8% ownership limit and other provisions of our charter and bylaws may prevent or discourage a third party from making a tender offer or other business combination proposal such as a merger that might have been beneficial to our stockholders.

Daniel L. Goodwin is one of our directors and beneficially owns a significant amount of our common stock both individually and through The Inland Group, Inc. (“The Inland Group”).  Mr. Goodwin is one of the founders of The Inland Group and owns a controlling interest in that entity.  The Company has engaged and may continue to engage in certain transactions with affiliates of The Inland Group.  See the “Certain Relationships and Related Party Transactions” section in the Company’s annual meeting proxy statement and Note 7, “Transactions with Related Parties” to the consolidated financial statements in this Annual Report on Form 10-K for details regarding certain of these transactions.  Without the support of the Company’s significant stockholders such as Mr. Goodwin and The Inland Group, change of control transactions, such as mergers, sales of assets and business combinations that could give stockholders the opportunity to realize a premium over the then-prevailing market prices for common shares may be more difficult to consummate, and this difficulty may discourage third parties from approaching the Company to propose such transactions.  The interests of the Company’s significant stockholders may differ from the interests of other stockholders, and those significant stockholders may vote their shares accordingly.

Financing Risks

We often need to borrow money to finance our business.  Our ability to internally fund operating or capital needs is limited since we must distribute at least 90% of our taxable income, subject to certain adjustments, to stockholders to qualify as a REIT.  Consequently, we may have to borrow money to fund operating or capital needs or to satisfy the distribution requirements, imposed by the Code, to maintain status as a REIT.  Borrowing money exposes us to various risks.  For example, our investment properties may not generate enough cash to pay the principal and interest obligations on loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan.  As of December 31, 2013, our borrowings totaled approximately $849,024 in face value of consolidated debt.  Approximately $494,809 of this debt is secured by mortgages on certain of our investment properties and is non-recourse to us.  The remaining $354,215 is comprised of unsecured debt reflecting draws on our line of credit facility and borrowings under our term loans and the face value of our convertible notes.

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

A total of approximately $168,360 and $37,849 of our indebtedness, including required monthly principal amortization, matures on or before December 31, 2014 and 2015, respectively.  We intend to repay this debt using available cash, by borrowing amounts under our unsecured line of credit facility or by refinancing the maturing debt, or some combination of all these. There is no assurance we will be able to do so and we may incur significantly higher borrowing costs, all of which could have a material adverse effect on our results of operations and financial condition. Included in the debt maturing in 2014 are two mortgage loans, with an aggregate outstanding principal balance of approximately $90,247, secured by Algonquin Commons. Subject to an outstanding $18,600 payment guaranty on the principal amount of the second phase of the property and carve-out guarantees, these mortgage loans are otherwise generally non-recourse.

As of December 31, 2013, we owed approximately $366,200, or 43% of total outstanding debt, on indebtedness that bore interest at variable rates with a weighted average of 2.13% per annum.  These rates are reset each month.  A 1.0% annualized increase in these variable rates would have increased our interest expense by approximately $3,662 for the year ended December 31, 2013.  We may borrow additional amounts that bear interest at variable rates.  If interest rates increase, the amount of interest that we would be required to pay on these borrowings will also increase.  Additionally, if lending requirements become stricter, we may find it difficult to encumber properties with terms similar to our current loan terms.  This could result in a decrease in the number of properties we are able to purchase or principal and/or interest payments higher than recent historical levels.  Higher interest payments could have a material adverse effect on our results of operations and would result in a decrease in the amount of cash available for distribution to holders of our common stock.

Our degree of leverage could limit our ability to obtain additional financing, negatively affect the market price of our common stock and reduce cash available for distributions and other uses.  As of December 31, 2013, we had approximately $849,024 in total face value of indebtedness outstanding on a consolidated basis (excluding unconsolidated joint venture debt).  Additionally, there was a total face value of approximately $317,025 of outstanding debt incurred by our unconsolidated joint ventures, of which our pro rata share was approximately $170,089. Debt to total market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities, is often used by analysts to gauge leverage for a REIT.  Our debt to total market capitalization ratio was approximately 42.3%, excluding unconsolidated joint venture debt, and 46.8%, including our pro rata share of unconsolidated joint venture debt, as of December 31, 2013.  This ratio will increase with declines in our stock price, which closed at $10.52 on December 31, 2013, or with increases in our borrowing, all of which could have a material adverse effect on the trading price of our stock.  In addition, our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes.  Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.  In addition, a greater amount of debt relative to our peer group could have a negative effect on our stock price.

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

A Company subsidiary stopped making payments on the debt encumbering Algonquin Commons and is defending a resulting lawsuit that seeks, among other things, to enforce its partial guarantee of the loan; if the Company subsidiary is required to perform under the partial guarantee, paying the guarantee could have a material adverse effect on our cash flows and results of operations for the period and the year in which the payment would be made.  In June 2012, a Company subsidiary ceased paying the monthly debt service on the two mortgage loans secured by both phases of the investment property known as Algonquin Commons, which is owned by a wholly owned subsidiary of the Company, because the property was not generating sufficient cash flow to resume paying both principal and interest payments on the outstanding debt.  The total outstanding principal balance of the debt on both phases of the property is $90,247, of which $71,647 is non-recourse and approximately $18,600, for which the payment guarantee is additional collateral, has been guaranteed by the Company subsidiary.  In January 2013, the Company subsidiary received notice that a complaint had been filed by the purported successor to the lender alleging events of default under the loan documents and seeking to foreclose on the property. Effective February 28, 2013, the court granted a motion of the plaintiff and appointed a receiver for the property. As a result, the receiver and its affiliated management company are managing and operating Algonquin Commons and are collecting all rents for the property. The Company cannot currently estimate the impact the dispute will have on its consolidated financial statements and may not be able to do so until a final outcome has been reached. Although the Company subsidiary believes the payment guaranty was terminated and is of no further force and effect, if the Company subsidiary is required to fulfill its obligations under its partial guarantee of the loan, we believe that paying the guarantee could have a material adverse effect on cash flows and results of operations for the period and the year in which the payment would be made.

Federal Income Tax Risks

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

We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions. Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. There is no guarantee that our efforts to prevent, detect and mitigate these threats, including password protection, backup servers and periodic testing, will be successful in preventing a cyber attack. Cybersecurity incidents could compromise the confidential information of our tenants, employees and third party vendors and disrupt and effect the efficiency of our business operations.

Item 1B.  Unresolved Staff Comments

As of the date of this Annual Report on Form 10-K, we had no outstanding unresolved comments from the Commission staff regarding our periodic or current reports.

Item 2.  Properties

As of December 31, 2013, we owned fee simple interests in 105 investment properties (excluding properties owned by unconsolidated joint ventures), comprised of 13 single-user retail properties, 40 Neighborhood Retail Centers, 25 Community Centers, 26 Power Centers and 1 Lifestyle Center.  These investment properties are located in the states of Florida (2), Illinois (69), Indiana (6), Minnesota (18), Nebraska (1), Ohio (2), and Wisconsin (7).  Most tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.  For additional details related to investment property encumbrances, see “Real Estate and Accumulated Depreciation” (Schedule III) herein.

Property	City	State	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Single-User
Carmax	Schaumburg	IL	93,333	12/98	1998	100%	$22.47	Carmax
Carmax	Tinley Park	IL	94,518	12/98	1998	100%	20.36	Carmax
Cub Foods	Hutchinson	MN	60,208	01/03	1999	100% (4)	9.79	Cub Foods (4)
Disney	Celebration	FL	166,131	07/02	1995	100%	17.37	Walt Disney World
Dominick's	Countryside	IL	62,344	12/97	1975/2001	100% (4)	4.28	Dominick's Finer Foods (4)
Freeport Commons (f/k/a Staples)	Freeport	IL	24,049	12/98	1998	100%	11.00	Staples
Fresh Market	Lincolnshire	IL	20,414	10/12	2013	100%	16.12	The Fresh Market
Glendale Heights Retail	Glendale Heights	IL	68,879	09/97	1997	100% (4)	11.90	Dominick's Finer Foods (4)
Mosaic Crossing	West Chicago	IL	78,271	01/98	1990/2013	100%	4.00	Old Time Pottery
PetSmart	Gurnee	IL	25,692	04/01	1997	100%	15.62	PetSmart
Pick 'N Save	Waupaca	WI	63,780	03/06	2002	100%	11.47	Pick 'N Save
Roundy's	Menomonee Falls	WI	103,611	11/10	2010	100%	16.25	Super Pick 'N Save
Verizon	Joliet	IL	4,504	05/97	1995	100%	41.92	None

Neighborhood Retail Centers
22nd Street Plaza Outlot	Oakbrook Terrace	IL	9,970	11/97	1985/2004	100%	44.75	None
Big Lake Town Square	Big Lake	MN	67,858	01/06	2005	100%	11.92	Coborn's Super Store
Brunswick Market Center	Brunswick	OH	119,540	12/02	1997/1998	96%	12.53	Buehler's Fresh Foods
Cliff Lake Centre	Eagan	MN	74,182	09/99	1988	86%	17.10	None
Cobbler Crossing	Elgin	IL	102,643	05/97	1993	96%	11.19	Jewel Food Stores
Downers Grove Market	Downers Grove	IL	103,419	03/98	1998	96% (4)	17.68	Dominick's Finer Foods (4)
Dunkirk Square	Maple Grove	MN	79,130	09/99	1998	97%	14.00	Rainbow
Eastgate Center	Lombard	IL	129,101	07/98	1959/2000	86%	6.26	Ace Hardware, Illinois Secretary of State, Illinois Dept. of Employment
Edinburgh Festival	Brooklyn Park	MN	91,563	10/98	1997	89%	9.39	Festival Foods
Elmhurst City Centre	Elmhurst	IL	39,090	02/98	1994	100%	16.00	Walgreens (5)
Forest Lake Marketplace	Forest Lake	MN	93,853	09/02	2001	96%	13.31	Cub Foods
Gateway Square	Hinsdale	IL	39,710	03/99	1985	100%	24.45	None
Golf Road Plaza	Niles	IL	25,992	04/97	1982	100%	12.52	None
Grand Hunt Center Outlot	Gurnee	IL	21,194	12/96	1996	100%	20.40	None
Hammond Mills	Hammond	IN	78,801	05/99 12/98	1998/1999/2011	100%	12.87	Food 4 Less
Hickory Creek Market Place	Frankfort	IL	55,831	08/99	1999	49%	20.20	None
Iroquois Center	Naperville	IL	140,981	12/97	1983	70%	9.99	Planet Fitness, Xilin Association, Big Lots
Maple View	Grayslake	IL	105,642	03/05	2000/2005	94%	14.62	Jewel Food Stores
Medina Marketplace	Medina	OH	92,446	12/02	1956/1999/ 2010	100% (4)	11.10	Giant Eagle
Mundelein Plaza	Mundelein	IL	16,803	03/96	1990	90%	13.74	None
Nantucket Square	Schaumburg	IL	56,981	09/95	1980	100%	13.80	Go Play/Kidtown USA
Oak Forest Commons	Oak Forest	IL	108,330	03/98	1998	82%	12.42	Food 4 Less, O'Reilly Auto Parts
Oak Forest Commons III	Oak Forest	IL	7,424	06/99	1999	40%	17.69	None
Park Square	Brooklyn Park	MN	12,320	08/02	1986/1988/ 2006	100%	30.62	None
Plymouth Collection	Plymouth	MN	45,915	01/99	1999	95%	17.90	Golf Galaxy
Ravinia Plaza	Orland Park	IL	101,605	10/06	1990	96%	15.63	Whole Foods Market, Pier 1 Imports, Eva's Bridal
Regal Showplace	Crystal Lake	IL	89,928	03/05	1998	100%	19.41	Regal Cinemas
River Square	Naperville	IL	58,260	06/97	1988/2000	98%	23.45	None
Rose Plaza	Elmwood Park	IL	24,204	11/98	1997	100%	19.27	Binny's Beverage Depot
Schaumburg Plaza	Schaumburg	IL	63,485	06/98	1994	100%	13.67	Jo-Ann Stores, Party City
Shoppes at Mill Creek	Palos Park	IL	102,422	03/98	1989	96%	13.05	Jewel Food Stores
Shops at Cooper's Grove	Country Club Hills	IL	72,518	01/98	1991	14%	16.50	None
Six Corners Plaza	Chicago	IL	80,596	10/96	1966/2005	96%	13.29	L.A. Fitness, CW Price
St. James Crossing	Westmont	IL	49,994	03/98	1990	89%	17.68	None
Townes Crossing	Oswego	IL	105,989	08/02	1988	90%	10.50	Jewel Food Stores

Property	City	State	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Neighborhood Retail Centers
Wauconda Crossings	Wauconda	IL	90,167	08/06	1997	97% (4)	13.51	Dominick's Finer Foods (4), Walgreens
Wauconda Shopping Center	Wauconda	IL	34,286	05/98	1988	83%	13.46	Dollar Tree
Westriver Crossings	Joliet	IL	32,452	08/99	1999	85%	17.88	None
Winfield Pointe Center	Winfield	IL	19,888	04/13	1989	75%	18.69	None
Woodland Heights	Streamwood	IL	120,436	06/98	1956/1997	92%	7.82	Jewel Food Stores, U.S. Postal Service
Community Centers
Apache Shoppes	Rochester	MN	60,780	12/06	2005/2006	100%	11.83	Trader Joe's, Chuck E. Cheese
Aurora Commons	Aurora	IL	126,908	01/97	1988	41%	14.27	None
Bergen Plaza	Oakdale	MN	257,952	04/98	1978	91%	6.27	K-Mart, Rainbow, Dollar Tree
Bohl Farm Marketplace	Crystal Lake	IL	97,287	12/00	2000	99%	13.96	Dress Barn, Barnes & Noble, Buy Buy Baby
Burnsville Crossing	Burnsville	MN	97,210	09/99	1989/2010	99%	9.89	PetSmart, Becker Furniture World
Chatham Ridge	Chicago	IL	175,991	02/00	1999	88%	21.46	Food 4 Less, Marshall's, Anna's Linens
Chestnut Court	Darien	IL	172,918	03/98	1987/2009	95% (4)	11.53	Office Depot (4), X-Sport Fitness, Tuesday Morning, Jo-Ann Stores, Oakridge Hobbies & Toys, Ross Dress for Less
Goldenrod Marketplace	Orlando	FL	91,497	12/13	2013	86%	26.39	LA Fitness, Marshall's
Greentree Centre & Outlot	Racine	WI	169,268	02/05	1990/1993	94%	8.18	Pick 'N Save, K - Mart
Hawthorn Village Commons	Vernon Hills	IL	98,806	08/96	1979	96%	15.66	Dollar Tree, Hobby Lobby
Lake Park	Michigan City	IN	114,867	02/98	1990	87%	5.15	Jo-Ann Stores, Hobby Lobby, Party City
Lansing Square	Lansing	IL	92,881	12/96	1991	18%	17.41	None
Marketplace at Six Corners	Chicago	IL	116,975	11/98	1997	95%	16.41	Jewel Food Stores, Marshall's
Orchard Crossing	Ft. Wayne	IN	130,131	04/07	2008	83%	14.75	Gordmans, Dollar Tree
Park Avenue Centre	Highland Park	IL	64,943	06/97	1996/2005	100%	12.10	Staples, TREK Bicycle Store, Illinois Bone and Joint
Park Center	Tinley Park	IL	132,288	12/98	1988	85%	14.67	Charter Fitness, Chuck E. Cheese, Old Country Buffet, Sears Outlet
Park St. Claire	Schaumburg	IL	83,259	05/97 12/96	1994/1996	100% (4)	18.30	Dominick's Finer Foods (4)
Shingle Creek Center	Brooklyn Center	MN	39,146	09/99	1986	79%	10.73	None
Shops at Orchard Place	Skokie	IL	159,091	12/02	2000	73%	27.69	DSW Shoe Warehouse, Ulta, Pier 1 Imports, Petco, Walter E Smithe, Party City
Skokie Fashion Square	Skokie	IL	84,857	12/97	1984/2010	96%	13.23	Ross Dress for Less, Produce World
Skokie Fashion Square II	Skokie	IL	7,151	11/04	1984/2010	100%	42.94	None
Thatcher Woods Center	River Grove	IL	187,710	04/02	1969/1999	98% (4)	11.62	Walgreens, CW Price, Hanging Garden Banquet, Binny's Beverage Depot, Sears Outlet, Dominick's Finer Foods (4)
The Plaza	Brookfield	WI	107,952	02/99	1985	94%	14.62	CVS, Guitar Center, Hooters
Two Rivers Plaza	Bolingbrook	IL	57,900	10/98	1994	100%	12.02	Marshall's, Pier 1 Imports
University Center (f/k/a Bally Total Fitness)	St. Paul	MN	43,000	09/99	1998	85%	9.87	High School for the Recording Arts

Power Centers
Baytowne Shoppes/Square	Champaign	IL	118,305	02/99	1993	99% (4)	13.11	Staples, PetSmart, Party City, Citi Trends, Ulta
Bradley Commons	Bourbonnais	IL	174,348	11/11	2007/2011	97%	13.82	Shoe Carnival, Ulta, Bed, Bath & Beyond, Dick's Sporting Goods, Petco
Crystal Point	Crystal Lake	IL	357,914	07/04	1976/1998/ 2012	97%	9.89	Best Buy, K-Mart, Bed, Bath & Beyond, The Sports Authority, World Market, Ross Dress for Less, The Fresh Market
Deertrace Kohler	Kohler	WI	149,924	07/02	2000	98%	10.38	The Boston Store, TJ Maxx, Dollar Tree, Ulta, Jo-Ann Stores
Deertrace Kohler II	Kohler	WI	24,292	08/04	2003/2004	100%	17.79	None
Joliet Commons	Joliet	IL	158,853	10/98	1995	100%	13.94	Movies 10, PetSmart, Barnes & Noble, Old Navy, Party City, Jo-Ann Stores, BC Osaka Hibachi Grill
Joliet Commons Phase II	Joliet	IL	40,395	02/00	1999	100%	13.54	Office Max
Mankato Heights Plaza	Mankato	MN	155,173	04/03	2002	93% (4)	13.60	TJ Maxx, Michael's, Old Navy, Pier 1 Imports, Petco
Maple Park Place	Bolingbrook	IL	210,746	01/97	1992/2004	98% (4)	12.20	X-Sport Fitness, Office Depot (4), The Sports Authority, Best Buy, Ross Dress for Less
Orland Park Place	Orland Park	IL	592,495	04/05	1980/1999	95%	12.03
K & G Superstore, Old Navy, Stein Mart, Tiger Direct, Barnes & Noble, DSW Shoe Warehouse, Bed, Bath & Beyond, Binny's Beverage Depot, Nordstrom Rack, Dick's Sporting Goods, Marshall's, Buy Buy Baby, HH Gregg, Ross Dress for Less

Orland Park Place Outlots	Orland Park	IL	11,900	08/07	2007	0%	0.00	None
Orland Park Place Outlots II	Orland Park	IL	22,966	04/12	2007	91%	31.43	None
Park Place Plaza	St. Louis Park	MN	88,999	09/99	1997/2006	100%	17.39	Office Max, PetSmart

Property	City	State	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Power Centers
Pine Tree Plaza	Janesville	WI	186,523	10/99	1998	90%	11.03	Gander Mtn., TJ Maxx, Staples, Michaels, Old Navy, Petco
Randall Square	Geneva	IL	216,678	05/99	1999	92%	14.16	Marshall's, Bed, Bath & Beyond, PetSmart, Michael's, Party City, Old Navy
Rivertree Court	Vernon Hills	IL	308,635	07/97	1988/2011	96%	13.14	Best Buy, Discovery Clothing, TJ Maxx, Michaels, Harlem Furniture, Gordmans, Old Navy, Pier 1 Imports, Ross Dress for Less
Rochester Marketplace	Rochester	MN	70,213	09/03	2001/2003	100%	15.40	Staples, PetSmart
Salem Square	Countryside	IL	116,992	08/96	1973/1985/ 2009	100%	8.79	TJ Maxx/Home Goods, Marshall's
Schaumburg Promenade	Schaumburg	IL	91,831	12/99	1999	100%	13.38	Ashley Furniture, DSW Shoe Warehouse, Destination XL
Shakopee Outlot	Shakopee	MN	12,285	03/06	2007	85%	18.97	None
Shakopee Valley Marketplace	Shakopee	MN	146,362	12/02	2000/2001	99%	9.88	Kohl's, Office Max
Shoppes at Grayhawk	Omaha	NE	81,000	02/06	2001/2004	80% (4)	25.25	Michael's, Lowe's (6)
University Crossings	Granger	IN	111,651	10/03	2003	94%	13.70	Marshall's, Petco, Dollar Tree, Pier 1 Imports, Ross Medical Education Center, Babies R Us (6)
Valparaiso Walk	Valparaiso	IN	137,500	12/12	2005	100%	13.77	Best Buy, Michael's, Marshall's, Bed, Bath & Beyond
Warsaw Commons	Warsaw	IN	87,826	04/13	2012	96%	13.02	Dollar Tree, TJ Maxx, PetSmart, Ulta
Woodfield Commons E/W	Schaumburg	IL	207,452	10/98	1973/1975/ 1997/2007/ 2012	92%	18.61	Toys R Us, Discovery Clothing, REI, Hobby Lobby, Ross Dress for Less

Lifestyle Centers
Algonquin Commons	Algonquin	IL	563,704	02/06	2004/2005	93% (4)	13.78	PetSmart, Office Max, Pottery Barn, Old Navy, DSW Shoe Warehouse, Discovery Clothing, Dick's Sporting Goods, Trader Joe's, Ulta, Charming Charlie, Ross Dress for Less, Gordmans

Total			10,846,413			92%	13.62

As of December 31, 2013, we owned fee simple interests in 29 investment properties through our unconsolidated joint ventures and we owned DST interests in the 23 properties owned through our IPCC joint venture. Total properties are comprised of 23 single-user retail properties, 13 Neighborhood Retail Centers, 6 Community Centers, and 10 Power Centers.  These investment properties are located in the states of Alabama (4), Arkansas (1), Georgia (2), Illinois (10), Kentucky (1), Minnesota (10), Missouri (1), Ohio (15), Texas (1) and Wisconsin (7).  Most tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	City	State	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Single User (IPCC Joint Venture)
7-Eleven	Akron	OH	2,477	11/13	1997	100%	$92.70	None
7-Eleven	Brunswick	OH	2,480	11/13	1999	100%	57.24	None
7-Eleven	Chagrin Falls	OH	1,800	11/13	1994	100%	125.30	None
7-Eleven	Cleveland	OH	2,700	11/13	1995	100%	30.46	None
7-Eleven	Mentor	OH	1,176	11/13	1994	100%	153.17	None
7-Eleven	Painesville	OH	1,100	11/13	1994	100%	94.53	None
7-Eleven	Stow	OH	2,700	11/13	1994	100%	45.46	None
7-Eleven	Streetsboro	OH	1,800	11/13	1995	100%	49.51	None
7-Eleven	Strongsville	OH	2,700	11/13	1995	100%	76.43	None
7-Eleven	Twinsburg	OH	2,480	11/13	1998	100%	36.90	None
7-Eleven	Willoughby	OH	4,200	11/13	2002	100%	34.53	None
7-Eleven	Willoughby Hills	OH	4,200	11/13	2001	100%	29.06	None
Dollar General	Fortson	GA	9,100	09/13	2013	100%	9.75	None
Dollar General	Gale	WI	9,026	09/13	2013	100%	8.22	None
Dollar General	LaGrange	GA	9,100	09/13	2013	100%	9.52	None
Dollar General	Lafeyette	WI	9,026	09/13	2013	100%	8.21	None
Dollar General	Midland City	AL	12,382	09/13	2013	100%	8.51	Dollar General
Dollar General	Mobile	AL	9,100	09/13	2013	100%	10.14	None
Dollar General	Warrior	AL	9,100	09/13	2011	100%	10.61	None
Dollar General	Woodville	AL	9,026	09/13	2013	100%	8.94	None
Family Dollar	Cameron	TX	8,320	04/13	2012	100%	9.59	None
Family Dollar	Charleston	MO	8,320	04/13	2012	100%	11.31	None

Property	City	State	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)

Single User (IPCC Joint Venture)
Family Dollar	Wausaukee	WI	8,000	04/13	2012	100%	12.08	None

Neighborhood Retail Centers
Byerly's Burnsville	Burnsville	MN	72,339	09/99	1988	98%	11.67	Byerly's Food Store, Erik's Bike Shop
Capitol and 124th Shopping Center	Wauwatosa	WI	54,204	09/13	1998/2012	100%	13.79	Wal-Mart, Petco
Caton Crossings	Plainfield	IL	83,792	06/03	1998	100%	11.50	Tony's Finer Foods
Champlin Marketplace	Champlin	MN	88,577	09/11	1999/2005	96%	12.75	Cub Foods
Diffley Marketplace	Egan	MN	71,903	10/10	2008	86%	15.01	Cub Foods
Elston Plaza	Chicago	IL	87,946	12/11	1983/2010	100%	14.88	Jewel Food Stores, O'Reilly Auto Parts
Mallard Crossing Shopping Center	Elk Grove Village	IL	82,929	05/97	1993	92%	8.46	Food 4 Less
Pilgrim Village	Menomonee Falls	WI	31,331	09/13	1984/2012	85%	22.15	Wal-Mart (6), Friends of Nature
Red Top Plaza	Libertyville	IL	151,840	06/11	1981/2008	96%	13.60	Jewel Food Stores
Shannon Square Shoppes	Arden Hills	MN	97,638	03/04 06/04	2003	88%	15.68	Cub Foods
Shops of Plymouth Town Center	Plymouth	MN	84,003	03/99	1991	100%	10.73	The Foursome, Inc., Cub Foods
Stuart's Crossing	St. Charles	IL	85,529	08/98	1999	98%	13.89	Jewel Food Stores
Timmerman Plaza	Milwaukee	WI	40,343	09/13	1965/2013	80%	13.76	Dollar Tree

Community Centers
Brownstones Shopping Center	Brookfield	WI	137,816	11/11	1989/2009	95%	14.61	Metro Market, TJ Maxx
Cedar Center South	University Heights	OH	136,080	10/13	1950/2006	83%	20.93	Tuesday Morning, Whole Foods Market, CVS, Dollar Tree
Four Flaggs	Niles	IL	325,972	11/02	1973/1998/ 2010	98%	10.22	Fresh Farms, Party City, Marshall's, PetSmart, Office Depot, Old Navy, Global Clinic, Ashley Furniture, Sears Outlet, Jo-Ann Stores, Shoe Carnival
Village Ten Shopping Center	Coon Rapids	MN	211,472	08/03	2002	98%	7.43	Dollar Tree, Life Time Fitness, Cub Foods
Woodbury Commons	Woodbury	MN	116,196	02/12	1992/2004/ 2012	100%	9.44	Hancock Fabrics, Schuler Shoes, Dollar Tree, Becker Furniture World
Woodland Commons	Buffalo Grove	IL	170,122	02/99	1991	99%	13.09	Dominick's Finer Foods, Jewish Community Center

Power Centers
Fort Smith Pavilion	Fort Smith	AR	275,414	12/13	2009/2011	96%	13.89	Dick's Sporting Goods, Best Buy, Michael's, Books-A-Million, Old Navy, Shoe Carnival, Ulta, Bed Bath & Beyond, Petco
Joffco Square	Chicago	IL	95,204	01/11	2008	100%	23.38	Bed, Bath & Beyond, Best Buy, Jo-Ann Stores
Point at Clark	Chicago	IL	95,455	06/10	1996	95%	28.06	DSW Shoe Warehouse, Marshall's, Michael's
Quarry Retail	Minneapolis	MN	281,472	09/99	1997	100%	12.82	Home Depot, Rainbow, PetSmart, Office Max, Party City, Michael's
Riverdale Commons	Coon Rapids	MN	231,753	09/99	1999	99%	13.70	Rainbow, The Sports Authority, Office Max, Petco, Party City, Home Goods, Michael's
Silver Lake Village	St. Anthony	MN	159,316	02/12	1996/2005	94%	17.29	North Memorial Healthcare, Cub Foods, Wal-Mart (6)
Stone Creek Towne Center	Cincinnati	OH	142,824	02/12	2008	98%	22.26	Bed, Bath & Beyond, Best Buy, Old Navy
Turfway Commons	Florence	KY	105,471	12/11	1993/2007	96%	12.40	Babies 'R' Us, Half Price Books, Guitar Center, Michael's
Westgate	Fairview Park	OH	241,838	03/12	2007/2011	89%	18.83	Books-A-Million, Lowe's (6), Petco, Marshall's, Kohl's (6), Earth Fare
Woodfield Plaza	Schaumburg	IL	177,160	01/98	1992	96%	13.01	Kohl's, Barnes & Noble, Buy Buy Baby, Joseph A. Banks Clothiers (sublet to David's Bridal), Tuesday Morning

Total			4,066,252			96%	$14.46

Total/Weighted Average			14,912,665			93%	$13.85
_____________________________________

(1)
Financial Occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased excluding tenants in their abatement period.

(2)	Average rent per square foot is calculated on leases in place as of report date.

(3)	Anchor tenants are defined as any tenant occupying 10,000 or more square feet. The trade name used in this table may be different than the tenant name on the lease.

(4)	Tenant has vacated their space but is still contractually obligated under their lease to pay rent.

(5)	Beginning with the earlier date listed, pursuant to the terms of the lease, the tenant has a right to terminate prior to the lease expiration date.

(6)	Ground lease tenants, ground lease square footage is excluded from GLA as we do not own that square footage.

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2013 in our consolidated portfolio.

Lease Expiration Year	Number of Leases Expiring	GLA (Sq.Ft.)	Percent of Total GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)
MTM	42	103,408	1.0%	$841	0.6%	$8.13
2014	129	590,990	5.5%	7,820	5.6%	13.23
2015	190	1,087,738	10.0%	15,726	11.3%	14.46
2016	192	1,097,418	10.2%	15,883	11.4%	14.47
2017	159	1,323,099	12.2%	18,577	13.3%	14.04
2018	186	1,048,101	9.6%	15,427	11.1%	14.72
2019	108	1,353,123	12.4%	17,465	12.5%	12.91
2020	47	554,613	5.1%	6,919	5.0%	12.48
2021	55	832,930	7.6%	13,288	9.5%	15.95
2022	63	726,706	6.7%	9,031	6.5%	12.43
2023+	91	1,405,550	13.0%	18,245	13.2%	12.98
Vacant (c)	—	722,737	6.7%	—	—%	—
Total	1,262	10,846,413	100.0%	$139,222	100.0%	$13.75

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2013 in our unconsolidated portfolio, including our joint venture partner's pro-rata share.

Lease Expiration Year	Number of Leases Expiring	GLA (Sq.Ft.)	Percent of Total GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)
MTM	10	26,111	0.6%	$298	0.5%	$11.41
2014	37	110,026	2.7%	1,738	3.0%	15.80
2015	62	194,375	4.8%	3,425	5.9%	17.62
2016	67	344,210	8.5%	5,678	9.8%	16.50
2017	59	514,053	12.7%	8,032	13.8%	15.62
2018	87	615,850	15.1%	9,082	15.7%	14.75
2019	47	494,605	12.2%	6,743	11.6%	13.63
2020	23	320,062	7.9%	3,821	6.6%	11.94
2021	20	120,082	3.0%	1,944	3.4%	16.19
2022	12	295,065	7.2%	3,300	5.6%	11.18
2023+	59	890,503	21.9%	13,928	24.1%	15.64
Vacant (c)	—	141,310	3.4%	—	—%	—
Total	483	4,066,252	100.0%	$57,989	100.0%	$14.77

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2013 in our total portfolio, including those in our unconsolidated joint ventures, including our joint venture partner's pro-rata shares.

Lease Expiration Year	Number of Leases Expiring	GLA (Sq.Ft.)	Percent of Total GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)
MTM	52	129,519	0.9%	$1,139	0.6%	$8.79
2014	166	701,016	4.7%	9,558	4.9%	13.63
2015	252	1,282,113	8.6%	19,151	9.7%	14.94
2016	259	1,441,628	9.6%	21,561	11.0%	14.96
2017	218	1,837,152	12.3%	26,609	13.5%	14.48
2018	273	1,663,951	11.1%	24,509	12.4%	14.73
2019	155	1,847,728	12.4%	24,208	12.3%	13.10
2020	70	874,675	5.9%	10,740	5.4%	12.28
2021	75	953,012	6.4%	15,232	7.7%	15.98
2022	75	1,021,771	6.9%	12,331	6.2%	12.07
2023+	150	2,296,053	15.4%	32,173	16.3%	14.01
Vacant (c)	—	864,047	5.8%	—	—%	—
Total	1,745	14,912,665	100.0%	$197,211	100.0%	$14.04

(a)	Annualized base rent for all leases financially occupied, including seasonal tenants and tenants in their abatement period at report date based on the rent as of the end of the lease.

(b)	Annualized base rent divided by gross leasable area.

(c)	Leases executed but not commenced are included in the vacant totals.

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties as of December 31, 2013, 2012, 2011, 2010 and 2009.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leasable Area	2013%		2012%	2011%	2010%	2009%
22nd Street Plaza Outlot, Oakbrook Terrace, IL	9,970	100		100	100	100	100
Algonquin Commons, Algonquin, IL	563,704	93	(a)	93	91	78	N/A
Apache Shoppes, Rochester, MN	60,780	100		95	73	75	25
Aurora Commons, Aurora, IL	126,908	41		93	85	86	94
Baytowne Shoppes/Square, Champaign, IL	118,305	96	(a)	100	100	86	87
Bergen Plaza, Oakdale, MN	257,952	91		91	90	93	93
Big Lake Town Square, Big Lake, MN	67,858	100		100	100	100	94
Bohl Farm Marketplace, Crystal Lake, IL	97,287	99		99	99	89	53
Bradley Commons, Bourbonnais, IL	174,348	97		97	93	N/A	N/A
Brunswick Market Center, Brunswick, OH	119,540	96		96	97	100	99
Burnsville Crossing, Burnsville, MN	97,210	99		93	93	95	61
Carmax, Schaumburg, IL	93,333	100		100	100	100	100
Carmax, Tinley Park, IL	94,518	100		100	100	100	100
Chatham Ridge, Chicago, IL (b)	175,991	100		86	100	100	99
Chestnut Court, Darien, IL	172,918	86	(a)	83	77	71	71
Cliff Lake Centre, Eagan, MN	74,182	88		84	96	95	90
Cobbler Crossing, Elgin, IL (b)	102,643	96		93	91	95	95
Crystal Point, Crystal Lake, IL	357,914	98		95	95	99	99
Cub Foods, Hutchinson, MN	60,208	0	(a)	0	0	0	0
Deertrace Kohler, Kohler, WI	149,924	98		98	98	96	96
Deertrace Kohler II, Kohler, WI	24,292	100		100	100	100	100
Disney, Celebration, FL	166,131	100		100	100	100	100
Dominick’s, Countryside, IL	62,344	0	(a)	100	100	100	100
Downers Grove Market, Downers Grove, IL	103,419	29	(a)	96	99	97	96
Dunkirk Square, Maple Grove, MN	79,130	97		97	97	97	97
Eastgate Center, Lombard, IL	129,101	87		79	78	80	86
Edinburgh Festival, Brooklyn Park, MN	91,563	95		89	94	85	80
Elmhurst City Centre, Elmhurst, IL	39,090	100		100	88	94	94
Forest Lake Marketplace, Forest Lake, MN (b)	93,853	98		98	95	98	95
Freeport Commons (f/k/a Staples), Freeport, IL	24,049	100		100	100	100	100
Fresh Market, Lincolnshire, IL	20,414	100		N/A	N/A	N/A	N/A
Gateway Square, Hinsdale, IL	39,710	100		90	80	83	81
Glendale Heights Retail, Glendale Heights, IL	68,879	0	(a)	0	0	0	0
Goldenrod Marketplace, Orlando, FL	91,497	86		N/A	N/A	N/A	N/A
Golf Road Plaza, Niles, IL	25,992	100		100	100	100	61
Grand Hunt Center Outlot, Gurnee, IL	21,194	100		100	100	100	100
Greentree Centre & Outlot, Racine, WI (b)	169,268	94		94	94	97	97
Hammond Mills, Hammond, IN	78,801	100		100	97	90	100
Hawthorn Village Commons, Vernon Hills, IL	98,806	98		96	92	97	95
Hickory Creek Market Place, Frankfort, IL	55,831	53		68	78	82	81
Iroquois Center, Naperville, IL	140,981	70		77	76	75	74
Joliet Commons, Joliet, IL	158,853	100		100	100	87	87
Joliet Commons Phase II, Joliet, IL	40,395	100		100	100	100	100
Lake Park, Michigan City, IN	114,867	87		87	86	82	86
Lansing Square, Lansing, IL	92,881	18		9	8	17	39
Mankato Heights Plaza, Mankato, MN	155,173	92	(a)	89	96	100	99
Maple Park Place, Bolingbrook, IL	210,746	89	(a)	87	88	74	74
Maple View, Grayslake, IL (b)	105,642	98		92	89	91	100
Marketplace at Six Corners, Chicago, IL (b)	116,975	95		100	100	100	96
Medina Marketplace, Medina, OH	92,446	98	(a)	100	100	100	100
Mosaic Crossing, West Chicago, IL	78,271	100		0	66	66	0
Mundelein Plaza, Mundelein, IL	16,803	90		90	100	90	90
Nantucket Square, Schaumburg, IL	56,981	100		94	88	94	94
Oak Forest Commons, Oak Forest, IL	108,330	82		82	82	82	94
Oak Forest Commons III, Oak Forest, IL	7,424	40		40	40	24	0
Orchard Crossing, Ft. Wayne, IN	130,131	84		85	87	82	N/A
Orland Park Place, Orland Park, IL (b)	592,495	96		100	99	95	91
Orland Park Place Outlots, Orland Park, IL	11,900	0		100	100	0	N/A
Orland Park Place Outlots II, Orland Park, IL	22,966	91		100	N/A	N/A	N/A
Park Avenue Centre, Highland Park, IL	64,943	100		100	100	50	50
Park Center, Tinley Park, IL	132,288	96		89	83	69	76
Park Place Plaza, St. Louis Park, MN	88,999	100		100	100	100	100
Park Square, Brooklyn Park, MN	12,320	100		99	100	100	90

Properties	Gross Leasable Area	2013%		2012%	2011%	2010%	2009%

Park St. Claire, Schaumburg, IL	83,259	14	(a)	100	100	100	100
PetSmart, Gurnee, IL	25,692	100		100	100	100	100
Pick 'N Save, Waupaca, WI	63,780	100		100	100	100	100
Pine Tree Plaza, Janesville, WI	186,523	92		98	98	98	98
Plymouth Collection, Plymouth, MN	45,915	95		100	100	95	100
Randall Square, Geneva, IL (b)	216,678	92		95	91	94	89
Ravinia Plaza, Orland Park, IL (b)	101,605	98		97	70	100	95
Regal Showplace, Crystal Lake, IL (b)	89,928	100		100	98	99	97
River Square, Naperville, IL	58,260	98		92	86	86	84
Rivertree Court, Vernon Hills, IL	308,635	96		98	99	98	93
Rochester Marketplace, Rochester, MN	70,213	100		100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100		100	100	100	100
Roundy’s, Menomonee Falls, WI	103,611	100		100	100	100	N/A
Salem Square, Countryside, IL	116,992	100		100	100	96	97
Schaumburg Plaza, Schaumburg, IL	63,485	100		100	65	94	94
Schaumburg Promenade, Schaumburg, IL	91,831	100		100	100	100	90
Shakopee Outlot, Shakopee, MN	12,285	85		85	85	85	85
Shakopee Valley Marketplace, Shakopee, MN	146,362	99		99	100	100	98
Shingle Creek Center, Brooklyn Center, MN	39,146	82		87	91	89	89
Shoppes at Grayhawk, Omaha, NE	81,000	79	(a)	87	90	86	79
Shoppes at Mill Creek, Palos Park, IL (b)	102,422	98		98	91	94	95
Shops at Cooper's Grove, Country Club Hills, IL	72,518	14		16	96	100	20
Shops at Orchard Place, Skokie, IL	159,091	97		94	98	99	97
Six Corners Plaza, Chicago, IL	80,596	96		99	99	99	74
Skokie Fashion Square, Skokie, IL	84,857	96		96	96	50	50
Skokie Fashion Square II, Skokie, IL	7,151	100		100	100	100	100
St. James Crossing, Westmont, IL	49,994	95		90	58	79	85
Thatcher Woods Center, River Grove, IL (b)	187,710	65	(a)	96	98	88	91
The Plaza, Brookfield, WI	107,952	94		96	93	94	70
Townes Crossing, Oswego, IL	105,989	90		90	90	90	91
Two Rivers Plaza, Bolingbrook, IL	57,900	100		78	72	80	80
University Center f/k/a Bally’s Total Fitness, St. Paul, MN	43,000	85		0	0	100	100
University Crossings, Mishawaka, IN	111,651	96		98	97	97	95
Valparaiso Walk, Valparaiso, IN	137,500	100		100	N/A	N/A	N/A
Verizon, Joliet, IL	4,504	100		100	100	100	100
Warsaw Commons, Warsaw, IN	87,826	96		N/A	N/A	N/A	N/A
Wauconda Crossings, Wauconda, IL	90,167	17	(a)	17	17	15	15
Wauconda Shopping Center, Wauconda, IL	34,286	100		84	100	100	93
Westriver Crossings, Joliet, IL	32,452	90		81	72	77	59
Winfield Pointe Center, Winfield, IL	19,888	75		N/A	N/A	N/A	N/A
Woodfield Commons E/W, Schaumburg, IL (b)	207,452	92		86	95	98	98
Woodland Heights, Streamwood, IL	120,436	92		97	93	88	95
Sub-total	10,846,413

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of December 31, 2013, 2012, 2011, 2010 and 2009.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leasable Area	2013%	2012%	2011%	2010%	2009%
7-Eleven, Akron, OH	2,477	100	N/A	N/A	N/A	N/A
7-Eleven, Brunswick, OH	2,480	100	N/A	N/A	N/A	N/A
7-Eleven, Chagrin Falls, OH	1,800	100	N/A	N/A	N/A	N/A
7-Eleven, Cleveland, OH	2,700	100	N/A	N/A	N/A	N/A
7-Eleven, Mentor, OH	1,176	100	N/A	N/A	N/A	N/A
7-Eleven, Painesville, OH	1,100	100	N/A	N/A	N/A	N/A
7-Eleven, Stow, OH	2,700	100	N/A	N/A	N/A	N/A
7-Eleven, Streetsboro, OH	1,800	100	N/A	N/A	N/A	N/A
7-Eleven, Strongsville, OH	2,700	100	N/A	N/A	N/A	N/A
7-Eleven, Twinsburg, OH	2,480	100	N/A	N/A	N/A	N/A
7-Eleven, Willoughby, OH	4,200	100	N/A	N/A	N/A	N/A
7-Eleven, Willoughby Hills, OH	4,200	100	N/A	N/A	N/A	N/A
Brownstones Shopping Center, Brookfield, WI	137,816	97	95	96	N/A	N/A
Byerly’s Burnsville, Burnsville, MN (c)	72,339	100	98	98	98	98
Capitol and 124th Shopping Center, Wauwatosa, WI	54,204	100	N/A	N/A	N/A	N/A
Caton Crossings, Plainfield, IL (c)	83,792	100	98	89	96	93
Cedar Center South, University Heights, OH	136,080	83	N/A	N/A	N/A	N/A
Champlin Marketplace, Champlin, MN	88,577	96	91	91	N/A	N/A
Diffley Marketplace, Eagan, MN	71,903	86	98	98	94	N/A
Dollar General, Fortson, GA	9,100	100	N/A	N/A	N/A	N/A
Dollar General, Gale, WI	9,026	100	N/A	N/A	N/A	N/A
Dollar General, LaGrange, GA	9,100	100	N/A	N/A	N/A	N/A
Dollar General, Lafeyette, WI	9,026	100	N/A	N/A	N/A	N/A
Dollar General, Midland City, AL	12,382	100	N/A	N/A	N/A	N/A
Dollar General, Mobile, AL	9,100	100	N/A	N/A	N/A	N/A
Dollar General, Warrior, AL	9,100	100	N/A	N/A	N/A	N/A
Dollar General, Woodville, AL	9,026	100	N/A	N/A	N/A	N/A
Elston Plaza, Chicago, IL	87,946	100	90	90	N/A	N/A
Family Dollar, Cameron, TX	8,320	100	N/A	N/A	N/A	N/A
Family Dollar, Charleston, MO	8,320	100	N/A	N/A	N/A	N/A
Family Dollar, Wausaukee, WI	8,000	100	N/A	N/A	N/A	N/A
Fort Smith Pavilion, Fort Smith, AR	275,414	96	N/A	N/A	N/A	N/A
Four Flaggs, Niles, IL (c)	325,972	98	100	100	94	87
Joffco Square, Chicago, IL	95,204	100	83	83	N/A	N/A
Mallard Crossing Shopping Center, Elk Grove Village, IL (c)	82,929	95	94	95	86	89
Pilgrim Village, Menomonee Falls, WI	31,331	91	N/A	N/A	N/A	N/A
Quarry Retail, Minneapolis, MN (c)	281,472	100	94	100	99	99
Red Top Plaza, Libertyville, IL	151,840	96	91	87	N/A	N/A
Riverdale Commons, Coon Rapids, MN (c)	231,753	100	99	100	100	98
Shannon Square Shoppes, Arden Hills, MIN (c)	97,638	89	98	98	100	99
Silver Lake Village, St. Anthony, MN	159,316	94	93	N/A	N/A	N/A
Stone Creek Towne Center, Cincinnati, OH	142,824	98	98	N/A	N/A	N/A
Stuart’s Crossing, St. Charles, IL (c)	85,529	98	98	98	93	93
The Point at Clark, Chicago, IL	95,455	95	95	95	95	N/A
The Shops of Plymouth Town Center, Plymouth, MN (c)	84,003	100	100	100	100	97
Timmerman Plaza, Milwaukee, WI	40,343	80	N/A	N/A	N/A	N/A
Turfway Commons, Florence, KY	105,471	97	94	95	N/A	N/A
Village Ten Shopping Center, Coon Rapids, MN (c)	211,472	98	97	97	98	98
Westgate, Fairview Park, OH	241,838	91	85	N/A	N/A	N/A
Woodbury Commons, Woodbury, MN	116,196	100	100	N/A	N/A	N/A
Woodfield Plaza, Schaumburg, IL (c)	177,160	99	96	95	98	98
Woodland Commons, Buffalo Grove, IL (c)	170,122	99	98	97	94	91
Sub-total	4,066,252
Grand Total	14,912,665
_____________________________________

(a)	Tenant has vacated their space but is still contractually obligated under their lease to pay rent.

(b)	Occupancy for properties acquired from our previous joint venture with NYSTRS includes information related to the period prior to the acquisition.

(c)	Occupancy for properties contributed to our joint venture with PGGM includes information related to the period prior to the contribution.

Item 3.  Legal Proceedings

Our wholly-owned subsidiary IN Retail Fund Algonquin Commons, L.L.C which owns the property commonly known as Algonquin Commons, ceased paying the monthly debt service on the two mortgage loans secured by the property in June 2012. Our subsidiary had hoped to reach an agreement with the special servicer that would have revised the loan structure to make continued ownership of the property economically feasible. The property had not been generating sufficient cash flow to pay both principal and interest on the outstanding mortgage indebtedness due to vacancies and certain co-tenancy lease provisions that allowed some tenants to reduce their monthly rent obligations.

The Algonquin Commons property is encumbered by two mortgage loans in the aggregate principal amount of approximately $90,247. As of the date of this report, the amount in arrears, equal to unpaid principal and interest is approximately $10,600. In connection with the now Company subsidiary's acquisition of the property, the Company subsidiary assumed a guarantee on the second phase of the property, of approximately $18,600 at December 31, 2012, of the total mortgage indebtedness (the “Payment Guaranty”). The Company subsidiary believes the Payment Guaranty has, however, ceased and is of no further force and effect as a result of the property having met the performance metrics set forth in the Payment Guaranty. We believe that the total indebtedness of $90,247 is otherwise non-recourse, subject to certain non-recourse carve-out guarantees.

On January 11, 2013, the Company subsidiary received notice that a complaint had been filed in the Circuit Court of the Sixteenth Judicial District, Kane County, Illinois (Case #13CH12) by U.S. Bank National Association, as successor trustee for the registered holders of TIAA Seasoned Commercial Mortgage Trust 2007-C4, Commercial Mortgage Pass-Through Certificates, Series 2007-C4 regarding Algonquin Commons, alleging events of default under the loan documents and seeking to foreclose on the property. The complaint also seeks to enforce the Payment Guaranty and two non-recourse carve-out guarantees in an unspecified amount to be determined by the court.

In connection with the complaint, the plaintiff filed a motion for appointment of a receiver and the court granted the motion and issued an order effective February 28, 2013, appointing a receiver for the property. As a result, the receiver and its affiliated management company are now managing and operating Algonquin Commons and are collecting all rents for the property. Since the Company subsidiary still holds title to the property, all income and expenses of the property remain consolidated on the Company's consolidated financial statements.

We cannot currently estimate the impact this dispute will have on our consolidated financial statements and may not be able to do so until a final outcome has been reached. We believe that if the Company subsidiary is required to pay the full amount outstanding under the Payment Guaranty or a foreclosure occurs, there could be a material adverse effect on our cash flows and results of operations for the period and the year in which it occurs. We believe these events would not have a material effect on our consolidated balance sheets because there would be a corresponding reduction in both the assets and liabilities on our consolidated balance sheets. Even if we have to make payment under the Payment Guaranty, we believe that the effect of a foreclosure of the property and release of the corresponding debt on our consolidated balance sheets will result in an improvement in certain financial ratios, and the collective effect of the payment, foreclosure and release will be neutral to Funds From Operations ("FFO").

Item 4.  Mine Safety Disclosures

Not applicable.

PART II
(In this Part II disclosure, all amounts are presented in thousands, except per share data and square footage amounts)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of February 28, 2014, there were 3,956 stockholders of record of our common stock.  Our shares have been listed on the New York Stock Exchange since June 9, 2004 under the symbol IRC.  During the years ended December 31, 2013 and 2012, we paid distributions at a rate equal to $0.57 per annum, per common share.  The distribution was paid on a monthly basis equal to the pro rata share of the per annum distribution.  The following table sets forth, for the periods indicated, the high and low sales prices for our shares on the New York Stock Exchange.

For the Quarter Ended	High	Low
December 31, 2013	$11.08	$9.98
September 30, 2013	10.80	9.51
June 30, 2013	12.05	9.17
March 31, 2013	10.10	8.43

December 31, 2012	8.67	6.05
September 30, 2012	8.93	7.76
June 30, 2012	9.05	7.64
March 31, 2012	9.65	7.48

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information, as of December 31, 2013, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
2005 Equity Award Plan	389	$9.51	1,909
Equity compensation plans not approved by stockholders
Independent Director Stock Option Plan (a)	12	14.20	—
Total	401	$9.65	1,909
_____________________________________

(a)
We adopted the Independent Director Stock Option Plan concurrently with the commencement of our first offering in 1994.  A total of 50 shares were authorized and reserved for issuance under this plan.  Only non-employee directors were eligible to participate in this plan.  As of December 31, 2013, options to purchase all 50 authorized shares were issued, of which 29 were exercised, 6 were retired and 3 have expired.

Reference is made to Notes 8 and 15 to the financial statements in Item 8 of the Annual Report for a discussion of our compensation plans.

Performance Graph

The graph below compares the cumulative total return on our common stock for the last five fiscal years, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and with the FTSE NAREIT Equity REIT Index over the same period (assuming the investment of $100 in our common stock, the S&P 500 Index and the FTSE NAREIT Equity REIT Index on December 31, 2008, and the reinvestment of all distributions).

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Inland Real Estate Corporation	100.00	68.57	79.14	73.22	86.29	114.53
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
FTSE NAREIT Equity	100.00	127.99	163.78	177.36	209.39	214.56
 Source: SNL Financial LC, Charlottesville, VA

Distributions

For federal income tax purposes, distributions may consist of ordinary dividend income, non-taxable return of capital, capital gains or a combination thereof.  Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income or capital gain distributions.  Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and reduce the recipient’s basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the recipient's basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for income tax purposes) constitute taxable gain.

In order to maintain our status as a REIT, we must distribute at least 90% of our taxable income, subject to certain adjustments, to our stockholders.  For the years ended December 31, 2013 and 2012, our taxable income was $48,257 and $61,378, respectively.  Holders of our Series A Preferred Stock are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum.  We declared monthly distributions on our Preferred Stock totaling $8,949 and $7,910, or $2.03 on an annual basis per share for the years ended

December 31, 2013 and 2012, respectively.  The following table sets forth the taxability of distributions on preferred shares, on a per share basis, paid in 2013 and 2012:

	2013 (a)	2012 (b)
Ordinary income	$2.031	2.031
Qualified dividends (c)	0.002	0.329
 _____________________________________

(a)
The January distribution declared on December 16, 2013, with a record date of January 2, 2014 and a payment date of January 15, 2014, is reportable for tax purposes in 2014 and is not reflected in the 2013 allocation.

(b)
The January distribution declared on December 14, 2012, with a record date of January 2, 2013 and a payment date of January 15, 2013, is reportable for tax purposes in 2013 and is not reflected in the 2012 allocation.

(c)	Represents additional characterization of amounts included in Ordinary income

We declared monthly distributions to our common stockholders totaling $54,503 and $50,833 or at a rate equal to $0.57 per annum, per common share for the years ended December 31, 2013 and 2012, respectively.  Future distributions are determined by our board of directors.  We expect to continue paying distributions to maintain our status as a REIT.  The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2013 and 2012:

	2013 (a)	2012 (b)
Ordinary income	$0.414	0.602
Non-taxable return of capital	0.124	—
Qualified dividends (c)	—	0.098
 _____________________________________

(a)
The January distribution declared on December 17, 2013, with a record date of December 31, 2013 and a payment date of January 17, 2014, is reportable for tax purposes in 2014 and is not reflected in the 2013 allocation.

(b)
The January distribution declared on December 17, 2012, with a record date of December 31, 2012 and a payment date of January 17, 2013, was a split-year distribution with $0.032034 allocable to 2012 for federal income tax purposes and $0.015466 allocable to 2013 for federal income tax purposes.

(c)	Represents additional characterization of amounts included in Ordinary income

Under the terms of our Unsecured Loan Agreement dated as of November 15, 2011, our First Amendment to Fifth Amended and Restated Credit Agreement dated as of August 23, 2013 and our First Amendment to Second Amended and Restated Term Loan Agreement dated August 23, 2013, we may not declare or pay dividends or make distributions (including dividends paid and distributions actually made with respect to gains on property sales and any preferred dividends or distributions) if such dividends and distributions paid on account of the then-current fiscal quarter and the three immediately preceding fiscal quarters, in the aggregate for such period, would exceed (A) 95% of FFO (as adjusted to exclude deductions or increases due to one-time items, including non-cash charges and impairments) for such period plus (B) without duplication, all gains on property sales for such period to the extent distributions were actually made with respect thereto. Notwithstanding the foregoing, we are permitted at all times to distribute whatever amount is necessary to maintain our tax status as a real estate investment trust. In addition to the limitations on distributions in the agreements that govern our indebtedness, distributions cannot be paid on our common stock unless we have paid full cumulative dividends through the current period on our Series A Preferred Stock.

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding common stock during the year ended December 31, 2013.

Item 6.  Selected Financial Data

INLAND REAL ESTATE CORPORATION

For the years ended December 31, 2013, 2012, 2011, 2010 and 2009

(In thousands, except per share data)

The following table sets forth Selected Consolidated Financial Data on a historical basis for the five years ended December 31, 2013.  This information should be read in conjunction with the consolidated financial statements (including notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.  This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements.

	2013	2012	2011	2010	2009
Total assets	$1,529,937	1,243,405	1,159,906	1,254,841	1,165,428
Mortgages payable	497,832	412,361	391,202	483,186	384,468
Unsecured credit facilities	325,000	305,000	280,000	195,000	185,000
Convertible notes	28,790	28,327	27,863	107,360	122,266
Total revenues	183,374	151,575	155,183	162,055	166,114
Income (loss) from continuing operations	99,769	15,033	(9,299)	(1,231)	6,453
Net income (loss) attributable to common stockholders	102,735	9,849	(8,132)	1,218	9,209
Net income (loss) attributable to common stockholders per weighted average common share, basic	1.08	0.11	(0.09)	0.01	0.12
Net income (loss) attributable to common stockholders per weighted average common share, diluted	1.08	0.11	(0.09)	0.01	0.12
Total distributions declared, preferred	8,949	7,910	948	—	—
Total distributions declared, common	54,503	50,833	50,589	49,008	53,875
Distributions per common share	0.57	0.57	0.57	0.57	0.69
Cash flows provided by operating activities	69,006	68,955	63,274	59,523	71,051
Cash flows provided by (used in) investing activities	(115,681)	(182,635)	(101,851)	(28,735)	6,092
Cash flows provided by (used in) financing activities	39,428	124,434	32,762	(23,941)	(75,604)
Average annualized base rent per leased square foot	13.62	13.21	12.85	13.07	12.21
Weighted average common shares outstanding, basic	95,279	89,006	88,530	85,951	78,441
Weighted average common shares outstanding, diluted	95,562	89,161	88,530	85,951	78,504

The above financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (including documents incorporated herein by reference) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that do not reflect historical facts and instead reflect our management’s intentions, beliefs, expectations, plans or predictions of the future.  Forward-looking statements can often be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Examples of forward-looking statements include, but are not limited to, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to our financial performance, investment strategy or our portfolio, our ability to address debt maturities, our cash flows, our growth prospects, the value of our assets, our joint venture commitments and the amount and timing of anticipated future cash distributions. Forward-looking statements reflect the intent, belief or expectations of our management based on their knowledge and understanding of the business and industry and their assumptions, beliefs and expectations with respect to the market for commercial real estate, the U.S. economy and other future conditions. These statements are not guarantees of future performance, and investors should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A”Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2014 as they may be revised or supplemented by us in subsequent Reports on Form 10-Q and other filings with the SEC.  Among such risks, uncertainties and other factors are market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including dislocations and liquidity disruptions in the credit markets; the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; competition for real estate assets and tenants; impairment charges; the availability of cash flow from operating activities for distributions and capital expenditures; our ability to refinance maturing debt or to obtain new financing on attractive terms; future increases in interest rates; actions or failures by our joint venture partners, including development partners; and factors that could affect our ability to qualify as a real estate investment trust. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Executive Summary

2013 Highlights

•	Funds From Operations ("FFO") per share, adjusted increased 12.5% over calendar year 2012.

•	Same store net operating income ("NOI") increased 3.3% over year-end 2012.

•	Consolidated portfolio financial occupancy increased 210 basis points over year-end 2012 and consolidated portfolio leased occupancy increased 250 basis points over the same period.

•	Average base rents on new leases signed for our consolidated portfolio increased 9.4% over expiring rates during the year ended December 31, 2013 and increased 6.8% on renewal leases.

•	Improved our EBITDA, adjusted interest expense coverage ratio from 2.8 times to 3.4 times.

2014 Goals and Objectives

•	Continue to improve our tenant diversification and expand our geographic concentration, with increased footprints in the Central and Southeastern U.S.

•	Continue to enhance the value of our portfolio through additional repositioning and redevelopment initiatives.

•	Redeploy capital from dispositions of non-core, limited growth assets into acquisitions of high quality retail assets.

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

Including the accounts of our unconsolidated joint ventures at 100 percent, we managed approximately $2,879,446 in total assets as of December 31, 2013 and earned $338,952 in total revenues. We believe providing this information allows investors to better compare our overall performance and operating metrics to those of other REITs in our peer group.

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

Joint Ventures

We have formed joint ventures to acquire stabilized retail properties as well as properties to be redeveloped and vacant land to be developed.  We structure these ventures to earn fees from the joint ventures for providing property management, asset management, acquisition and leasing services.  We will continue to receive management and leasing fees for those investment properties under management; however, acquisition fees may fluctuate with acquisition activity through these ventures.

We believe that joint ventures support our strategic goals of expanding our footprint to improve diversification, while utilizing our partner's capital and preserving liquidity on our balance sheet. Additionally, the joint ventures provide us with ongoing fee income that enhances our results of operations from our core portfolio.

To support our ongoing effort to expand our footprint into new markets, in November 2013, we entered into a joint venture to develop grocery-anchored shopping centers in select markets throughout the southeastern United States in metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. The joint venture agreement also provides that we will purchase each grocery-anchored center at a discount to fair market value after stabilization. A typical project likely will consist of a 50,000 square foot grocery store with approximately 20,000 square feet of additional retail space.

Additionally, we have formed a joint venture to acquire properties that are ultimately sold to investors through a private offering of interests in Delaware Statutory Trusts (“DST”).  We earn fees from the joint venture for providing asset management, property management, acquisition and leasing services.  We will continue to receive management and leasing fees for those properties under management; even after all of the interests have been sold.

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

Liquidity and Capital Resources

Our most liquid asset is cash and cash equivalents that consist of cash and short-term investments.  Cash and cash equivalents at December 31, 2013 and 2012 were $11,258 and $18,505, respectively.  The higher cash balance at December 31, 2012, reflects sales activity in our joint venture with IPCC at year-end, the proceeds of which were subsequently used to pay down the balance on our unsecured line of credit facility, higher prepaid rents and cash received from the sale of certain investment securities which was not reinvested.  See our discussion of the statements of cash flows for a description of our cash activity during the years ended December 31, 2013, 2012 and 2011.

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

Sources of cash

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, cash flows we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of December 31, 2013, we were in compliance with all financial covenants applicable to us.  We had up to $85,000 available under our $180,000 line of credit facility and an additional $100,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be market terms at the time of the borrowing and not the terms of the other borrowings under the line of credit facility.  The lending group is not obligated to approve access to funds under the accordion feature.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for interest expense on our debt obligations, for purchasing additional investment properties and capital commitments at existing investment properties, to meet joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements, certain capital expenditures and current distributions.  Monthly debt service requirements consist primarily of interest payments on our debt obligations although certain of our secured mortgages require monthly principal amortization.

As noted above, we also fund certain of our liquidity needs through the sale of our common stock in "at the market" or "ATM" issuances. Under this program, we may issue up to $150,000 of our shares of common stock through the ATM issuances. BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents") act as our sales agent(s) for these issuances which may be made in privately negotiated transactions or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  We refer to the arrangement with the Agents in this report on Form 10-K as our "ATM issuance program." During the year ended December 31, 2013 we issued approximately 996 shares of our common stock through the ATM issuance program, generating net proceeds of approximately $9,948, comprised of approximately $10,100 in gross proceeds, offset by approximately $152 in commissions and fees.

Additionally, during the year ended December 31, 2013, we issued 9,000 shares of common stock through an underwritten equity offering, generating net proceeds after the underwriting discount of approximately $91,600. These proceeds were used to partially fund our acquisition of our partner's interest in the IN Retail Fund LLC joint venture.

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

One of our goals continues to be to enhance the value of our portfolio through additional repositioning and redevelopment initiatives. We currently have several projects underway and others under consideration. During 2013, we invested approximately $27,000 in capital for tenant improvements and leasing commission on new leases and building improvements related to some of these repositioning efforts. We funded these improvements using cash from operations and draws on our unsecured line of credit facility. We expect to invest approximately the same amount in 2014 using the same sources of cash.

Approximately $168,360 of consolidated debt, including required monthly principal amortization, matures prior to the end of 2014. We intend to repay the remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility. Reference is made to the Total Debt Maturity Schedule in Note 13, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of December 31, 2013, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Included in the debt maturing in 2014 is an aggregate of approximately $90,247 of outstanding principal, secured by our Algonquin Commons property, which is subject to an $18,600 Payment Guaranty and carve-out guarantees, but generally is non-recourse to us. Algonquin Commons is currently subject to foreclosure litigation through which the plaintiff is also seeking to enforce the Payment Guaranty. We believe the Payment Guaranty has terminated, but we cannot predict the outcome of the litigation or provide assurance that the Payment Guaranty will not be performed. See Item 3, "Legal Proceedings" above for a more complete discussion of the Algonquin Commons loans and Payment Guaranty and the surrounding litigation.

In October 2012, we entered into a First Amendment (the "Amendment") to the Limited Partnership Agreement of our joint venture with PGGM. Subject to the terms and conditions of the Amendment, the partners increased the potential maximum equity contributions to allow for the acquisition of up to an additional $400,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets, using partner equity and secured debt. The Amendment increased our potential maximum equity contribution to $280,000 and PGGM's potential maximum equity contribution to $230,000. The Amendment allows for a two-year investment period and no contributions are required unless and until both partners approve an additional acquisition. We will fund our equity contributions with draws on our line of credit facility, proceeds from sales of investment properties, proceeds from financing unencumbered properties or the sale of preferred or common stock. As of December 31, 2013, PGGM's remaining maximum potential contribution was approximately $67,050 and ours was approximately $81,950.

Acquisitions and Dispositions

The table below presents investment property acquisitions, including those acquired by our unconsolidated joint ventures, during the years ended December 31, 2013, 2012 and 2011.

Date	Property	City	State	GLA Sq.Ft.	Approx. Ground Lease Sq.Ft. (a)	Purchase Price	Cap Rate (b)	Financial Occupancy at time of Acquisition

Consolidated Portfolio
12/20/2013	Goldenrod Marketplace (c)	Orlando	FL	91,497	6,000	$16,580	7.16%	86%
4/24/2013	Warsaw Commons (d)	Warsaw	IN	87,826	—	11,393	8.00%	96%
4/17/2013	Eola Commons (e)	Aurora	IL	23,080	—	(e)	(e)	78%
4/17/2013	Winfield Pointe Center (e)	Winfield	IL	19,888	—	(e)	(e)	75%
12/21/2012	Valparaiso Walk	Valparaiso	IN	137,500	—	21,900	8.00%	100%
4/18/2012	Orland Park Place Outlots II	Orland Park	IL	22,966	—	8,750	7.40%	100%
11/1/2011	Bradley Commons	Bradley	IL	174,348	—	25,820	7.45%	93%

Date	Property	City	State	GLA Sq.Ft.	Approx. Ground Lease Sq.Ft. (a)	Purchase Price	Cap Rate (b)	Financial Occupancy at time of Acquisition
PGGM Joint Venture
12/19/2013	Fort Smith Pavilion	Fort Smith	AR	275,414	13,000	43,312	8.12%	96%
10/8/2013	Cedar Center South	University Heights	OH	136,080	2,800	24,900	7.23%	83%
9/11/2013	Timmerman Plaza (f)	Milwaukee	WI	40,343	—	5,257	7.90%	84%
9/11/2013	Capitol and 124th	Wauwatosa	WI	54,198	—	10,265	6.50%	100%
9/11/2013	Pilgrim Village (g)	Menomonee Falls	WI	31,331	40,600	8,723	6.70%	69%
8/20/2013	Evergreen Promenade (h)	Evergreen Park	IL	—	—	5,500	(h)	(h)
12/11/2012	Westgate Shopping Center	Fairview Park	OH	241,838	229,000	73,405	7.60%	86%
4/13/2012	Woodbury Commons	Woodbury	MN	116,196	6,200	10,300	6.50%	66%
2/29/2012	Stone Creek Towne Center	Cincinnati	OH	142,824	6,600	36,000	8.00%	97%
2/24/2012	Silver Lake Village	St. Anthony	MN	159,303	154,000	36,300	6.90%	87%
12/15/2011	Turfway Commons	Florence	KY	105,471	—	12,980	8.37%	95%
12/7/2011	Elston Plaza	Chicago	IL	87,946	—	18,900	6.75%	90%
11/29/2011	Brownstones Shopping Center	Brookfield	WI	137,816	—	24,100	7.00%	96%
9/21/2011	Champlin Marketplace	Champlin	MN	88,577	—	13,200	6.40%	89%
6/2/2011	Red Top Plaza	Libertyville	IL	151,840	—	19,762	7.39%	81%
1/11/2011	Joffco Square	Chicago	IL	95,204	—	23,800	7.15%	83%

IPCC Joint Venture
11/4/2013	7-Eleven Portfolio (i)	(i)	OH	29,813	—	29,000	6.00%	100%
10/18/2013	Mariano's	Elmhurst	IL	76,236	—	20,359	7.25%	100%
9/25/2013	Family Dollar	Marion	IL	8,000	—	1,474	7.81%	100%
9/11/2013	Dollar General	Warrior	AL	9,100	—	1,089	8.68%	100%
9/11/2013	Dollar General	Fortson	GA	9,100	—	1,173	7.41%	100%
9/11/2013	Dollar General	Woodville	AL	9,026	—	1,067	7.41%	100%
9/11/2013	Dollar General	Midland City	AL	12,382	—	1,393	7.41%	100%
9/11/2013	Dollar General	LaGrange	GA	9,100	—	1,145	7.40%	100%
9/11/2013	Dollar General	Mobile	AL	9,100	—	1,219	7.40%	100%
9/10/2013	Dollar General	Gale	WI	9,026	—	945	7.85%	100%
9/10/2013	Dollar General	Lafayette	WI	9,026	—	944	7.85%	100%
7/26/2013	Freedom Commons	Naperville	IL	42,218	40,300	24,400	6.74%	87%
4/17/2013	Family Dollar	Wausaukee	WI	8,000	—	1,137	8.14%	100%
4/17/2013	Family Dollar	Charleston	MO	8,320	—	1,107	8.13%	100%
4/17/2013	Family Dollar	Cameron	TX	8,320	—	938	8.11%	100%
2/12/2013	Mariano's	Palatine	IL	71,324	—	22,675	6.70%	100%
2/12/2013	Mariano's	Vernon Hills	IL	71,248	—	27,883	6.84%	100%
1/24/2013	Family Dollar	Colorado City	TX	8,320	—	1,009	8.12%	100%
1/24/2013	Family Dollar	Abilene	TX	9,180	—	1,142	7.64%	100%
12/21/2012	Dick's Sporting Goods	Cranberry Township	PA	81,780	—	19,100	7.71%	100%
12/20/2012	Walgreens	El Paso	TX	15,120	—	4,200	7.11%	100%
12/20/2012	Walgreens	Benton Harbor	MI	14,820	—	4,920	6.72%	100%
12/19/2012	Dollar General Portfolio (j)	(j)	(j)	54,230	—	6,337	(j)	100%
11/16/2012	BJ's Wholesale Club	Gainesville	VA	76,267	—	16,000	6.48%	100%
10/30/2012	Family Dollar	Lorain	OH	8,400	—	1,246	8.25%	100%
10/30/2012	Family Dollar	Cisco	TX	8,000	—	939	8.50%	100%
9/26/2012	Walgreens	New Bedford	MA	10,350	—	2,650	8.14%	100%
8/15/2012	Walgreens	Villa Park	IL	12,154	—	4,863	7.51%	100%
6/13/2012	Walgreens	Milwaukee	WI	13,905	—	3,025	7.65%	100%
3/27/2012	CVS/Walgreens Portfolio (k)	(k)	(k)	55,465	—	23,711	6.50%	100%
3/19/2012	CVS/Walgreens Portfolio (l)	(l)	(l)	40,113	—	17,059	6.50%	100%
3/16/2012	Pick N Save	Sheboygan	WI	62,138	—	11,700	7.44%	100%
3/13/2012	Mt. Pleasant Shopping Center	Mt. Pleasant	WI	83,334	6,700	21,320	7.20%	98%
6/14/2011	Walgreens Portfolio (m)	(m)	(m)	85,920	—	32,027	(m)	100%
4/13/2011	Triple Net Leased Portfolio (n)	(n)	(n)	107,962	10,000	46,931	(n)	100%
3/24/2011	Mariano’s Fresh Market	Arlington Heights	IL	66,393	—	20,800	7.41%	100%

				3,634,676	515,200	$828,074
 ________________________________________

(a)	The purchase price of these properties includes square footage subject to ground leases. Ground lease square footage is not included in our GLA.

(b)
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

(c)	This property is subject to future earnout payments of approximately $2,600.

(d)	This property is subject to future earnout payments of approximately $1,800, of which $1,225 has already been paid.

(e)
We acquired title to these properties through foreclosure proceedings. We had acquired the notes encumbering these properties in 2012 at a discount to their face value. In conjunction with the acquisition, the notes were extinguished. We recorded Winfield Pointe Center at $2,583 and Eola Commons at $3,994, representing the respective fair value of each property at the time of acquisition.

(f)	This property is subject to future earnout payments of approximately $1,260.

(g)	This property was subject to future earnout payments of approximately $400, which have been paid.

(h)	Our joint venture with PGGM acquired vacant land to develop a 92,512 square foot retail building through a development partnership that is 96% pre-leased to Mariano's Fresh Market and PetSmart.

(i)
This portfolio includes twelve 7-Eleven stores, located in Akron, Brunswick, Chagrin Falls, Cleveland, Mentor, Painesville, Stow, Streetsboro, Strongsville, Twinsburg, Willoughby and Willoughby Hills OH.

(j)
This portfolio consists of six Dollar General stores, located in Baldwin, Wisconsin; Mercer, Wisconsin; Nekoosa, Wisconsin; Oxford, Wisconsin; Spooner, Wisconsin and Wittenberg, Wisconsin. The cap rates for the various properties ranged from 7.60% to 7.75%.

(k)	This portfolio consists of one CVS store and three Walgreens stores, located in Nampa, Idaho; St. George, Utah; Lee’s Summit, Missouri and McPherson, Kansas.

(l)	This portfolio consists of two CVS stores and one Walgreens store, located in Newport News, Virginia; McAllen, Texas and Dunkirk, New York.

(m)
This portfolio includes six Walgreens stores, located in Normal, Illinois' Spokane, Washington; Villa Rica, Georgia; Waynesburg, Pennsylvania; Somerset, Massachusetts and Gallup, New Mexico. The cap rates for the various properties ranged from 7.10% to 7.22%.

(n)
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

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the years ended December 31, 2013, 2012 and 2011.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain (Loss) on Sale	Provision for Asset Impairment
12/23/2013	Rite-Aid	Chattanooga	TN	10,908	$2,500	$602	$—
12/20/2013	Lansing Square (partial)	Lansing	IL	140,627	6,400	469	—
12/19/2013	Mariano's (a)	Elmhurst	IL	76,236	21,863	—	—
12/4/2013	Park Square (partial)	Brooklyn Park	MN	124,344	9,500	—	2,612
12/1/2013	Family Dollar (a)	Marion	IL	8,000	1,474	—	—
11/27/2013	Freedom Commons (a)	Naperville	IL	42,218	26,463	—	—
10/30/2013	Naper West	Naperville	IL	214,109	21,150	4,031	—
10/30/2013	Discount Retail Portfolio (a) (b)	(b)	(b)	88,130	12,208	—	—
10/28/2013	Mariano's Portfolio (a) (c)	(c)	IL	142,572	54,100	—	—
10/1/2013	Regal Showplace (partial)	Crystal Lake	IL	7,000	1,950	334	—
8/28/2013	BJ's Wholesale Club (a)	Gainesville	VA	76,267	17,466	—	—
8/23/2013	Dick's Sporting Goods (a)	Cranberry Township	PA	81,780	20,951	—	—
8/15/2013	Orland Greens	Orland Park	IL	45,031	4,700	1,162	—
7/25/2013	Eola Commons	Aurora	IL	23,080	4,382	(537)	—
7/23/2013	Pick N Save (a)	Sheboygan	WI	62,138	13,302	—	—
7/3/2013	Berwyn Plaza	Berwyn	IL	15,726	1,700	(101)	—
5/31/2013	Cub Foods	Buffalo Grove	IL	56,192	4,100	—	369
5/14/2013	Winnetka Commons	New Hope	MN	42,415	3,800	556	—
4/30/2013	Mt. Pleasant Shopping Center (a)	Mt. Pleasant	WI	83,334	24,061	—	—
4/8/2013	CVS/Walgreens Portfolio (a) (d)	(d)	(d)	55,465	26,466	—	—
3/5/2013	Oak Lawn Town Center	Oak Lawn	IL	12,506	3,264	681	—
2/29/2013	Walgreen's Portfolio (a) (e)	(e)	(e)	66,359	21,807	—	—
2/20/2013	Quarry Outlot	Hodgkins	IL	9,650	3,300	1,999	—
12/28/2012	CVS/Walgreens Portfolio (a) (f)	(f)	(f)	40,113	19,361	—	—
12/6/2012	10th Street Center	Indianapolis	IN	67,541	1,800	—	2,139
12/6/2012	Butera Market	Naperville	IL	67,632	5,700	1,749	—
10/11/2012	Hartford Plaza	Naperville	IL	43,762	4,520	1,281	—
8/1/2012	Walgreens	Jennings	MO	15,120	2,250	349	—
6/15/2012	Riverplace Center	Noblesville	IN	74,414	4,450	—	356
6/7/2012	Grand Traverse Crossings	Traverse City	MI	21,337	1,150	—	1,068
2/29/2012	Walgreens Portfolio (a) (g)	(g)	(g)	85,920	36,272	—	—
11/30/2011	Triple Net Leased Portfolio (a) (h)	(h)	(h)	107,962	53,718	—	—
10/28/2011	Orland Park Retail	Orland Park	IL	8,500	975	59	—
10/7/2011	Rose Plaza East and West	Naperville	IL	25,993	5,050	895	—
8/18/2011	Park Center Plaza (partial)	Tinley Park	IL	61,000	3,000	358	—
7/21/2011	Mariano’s Fresh Market (a)	Arlington Heights	IL	66,393	23,430	—	—
7/21/2011	National Retail Portfolio (a) (i)	(i)	(i)	108,855	40,313	—	—
5/25/2011	University of Phoenix (a)	Meridian	ID	36,773	10,698	—	—
2/14/2011	Schaumburg Golf Road Retail	Schaumburg	IL	9,988	2,150	197	—

				2,325,390	$521,744	$14,084	$6,544

_____________________________________

(a)
This property is included as a disposition because all of the DST interests have been sold through our joint venture with IPCC. No gain or loss is reflected in this table because the disposition of these properties is not considered a property sale, but rather a sale of ownership interest in the properties. The gains from these properties are included in gain from sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

(b)
This portfolio consists of four Family Dollar stores and six Dollar General stores, located in Cisco, Texas; Lorain, Ohio; Abilene, Texas; Colorado City, Texas; Baldwin, Wisconsin; Mercer, Wisconsin; Nekoosa, Wisconsin; Oxford, Wisconsin; Spooner, Wisconsin and Wittenberg, Wisconsin.

(c)	This portfolio consists of two Mariano's stores, located in Palatine, Illinois and Vernon Hills, Illinois.

(d)	This portfolio consists of one CVS store and three Walgreens stores, located in Nampa, Idaho; St. George, Utah; Lee’s Summit, Missouri and McPherson, Kansas.

(e)	This portfolio consists of five Walgreens stores, located in El Paso, Texas; Benton Harbor, Michigan; New Bedford, Massachusetts; Villa Park, Illinois; and Milwaukee, Wisconsin.

(f)	This portfolio includes two CVS stores and one Walgreens store, located in Newport News, Virginia; McAllen, Texas and Dunkirk, New York.

(g)	This portfolio includes six Walgreens stores, located in Normal, Illinois' Spokane, Washington; Villa Rica, Georgia; Waynesburg, Pennsylvania; Somerset, Massachusetts and Gallup, New Mexico.

(h)
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

(i)	This portfolio includes a CVS store in Elk Grove, California; a Walgreens store in Island Lake, Illinois; Harbor Square Plaza in Port Charlotte, Florida and Copp's in Sun Prairie, Wisconsin.

The table below presents development property dispositions during the year ended December 31, 2013.  There were no development property dispositions during the years ended December 31, 2012 and 2011.

Date	Property	City	State	GLA Sq. Ft.	Acres	Sale Price	Gain on Sale (a)	Provision for Asset Impairment (a)

09/12/13	North Aurora Towne Center III	North Aurora	IL	—	66	$4,000	$863	$—
04/05/13	Savannah Crossings	Aurora	IL	7,380	1.56	2,000	9	186

				7,380	67.56	$6,000	$872	$186
 ________________________________________

(a)	Amounts shown are our pro-rata share.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of the year ended December 31, 2013:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt (a)	$494,809	139,145	127,991	41,102	186,571
Line of Credit Facility	95,000	—	95,000	—	—
Convertible Notes (b)	29,215	29,215	—	—	—
Term Loan	230,000	—	—	230,000	—
Office Lease	969	581	388	—	—
Interest Expense (c)	137,659	31,013	64,477	25,731	16,438
 _____________________________________

(a)	Long-term debt includes the face value of our consolidated mortgages payable, excluding remaining unamortized mortgage premiums and discounts.

(b)
Our convertible notes issued during 2010 mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holder can require us to repurchase their notes.

(c)
Interest expense includes interest on the face value of all consolidated debt, including mortgages payable, convertible notes, line of credit and term loans. Interest expense on variable rate mortgages payable was calculated using the rate in effect at December 31, 2013. Interest expense on the convertible notes was calculated through the first date at which we are able to call the note, November 2014. Interest expense on the line of credit facility was calculated using the outstanding balance and the 1.89 percent interest rate in effect at December 31, 2013. Interest expense on the term loans was calculated using the outstanding balance and respective interest rates in effect at December 31, 2013.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management’s evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the life of the related lease for each property as a component of amortization expense. We also consider whether any customer relationship value exists related to the property acquisition.  As of December 31, 2013, we had not allocated any amounts to customer relationships.

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

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Net cash provided by operating activities	$69,006	68,955	63,274
Net cash used in investing activities	$(115,681)	(182,635)	(101,851)
Net cash provided by financing activities	$39,428	124,434	32,762

2013 Compared to 2012

Net cash provided by operating activities was $69,006 for the year ended December 31, 2013, as compared to $68,955 for the year ended December 31, 2012.  See our discussion below under Results of Operations for an explanation related to property operations.

Net cash used in investing activities was $115,681 for the year ended December 31, 2013, as compared to $182,635 for the year ended December 31, 2012.  The primary reason for the decrease in cash used in investing activities was the use of $191,550 to purchase investment properties and $20,513 in additions to investment properties during the year ended December 31, 2013, as compared to the use of $242,711 to purchase investment properties and $24,447 in additions to investment properties during the year ended December 31, 2012.  We received $71,599 in proceeds from the sale of property ownership interests in connection with our joint venture with IPCC during the year ended December 31, 2013, as compared to the receipt of $29,853 from the sale of property ownership interests during the year ended December 31, 2012. This increase was due to the timing of the sale of property ownership interests, which typically vary from period-to-period and year-to-year. Additionally, we received $15,066 in distributions, invested $36,439 in our unconsolidated joint ventures and funded $1,287 of mortgages receivable during the year ended December 31, 2013, as compared to receiving $34,942 in distributions, investing $15,364 in our unconsolidated joint ventures and funding $12,955 of mortgages receivable during the year ended December 31, 2012.

Net cash provided by financing activities was $39,428 for the year ended December 31, 2013, as compared to $124,434 during the year ended December 31, 2012.  The primary reason for the decrease in cash received from financing activities was the loan payoffs of $11,726, net of loan proceeds, and $5,000 in proceeds from our amended term loan during the year ended December 31, 2013, as compared to the receipt of $108,258 in loan proceeds, net of loan payoffs, and $25,000 from our amended term loan, during the year ended December 31, 2012. Partially offsetting this decrease in cash provided by financing activities was the proceeds from the issuance of shares of $104,545 and $15,000 from our unsecured line of credit facility during the year ended December 31, 2013, as compared to the proceeds of $61,555 from the issuance of shares during the year ended December 31, 2012.

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

Results of Operations

This section describes and compares our results of operations for the three years ended December 31, 2013, 2012 and 2011, respectively.  At December 31, 2013, we had ownership interests in 36 single-user retail properties, 53 Neighborhood Centers, 31 Community Centers, 36 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  One metric that management uses to evaluate our overall portfolio is same store net operating income in which management analyzes the net operating income of properties that we have owned and operated for the same twelve month periods during each year. These properties are referred to herein as “same store” properties.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  We believe that net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.

A total of 84 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 7.9 million square feet.  In the table below, “other investment properties” includes activity from properties acquired during the years ended December 31, 2013 (including the consolidation of assets formerly in the NYSTRS joint venture), 2012 and 2011, properties contributed to our joint ventures and activity from properties owned through our joint venture with IPCC while these properties were consolidated.   Operations from properties acquired through this joint venture are recorded as consolidated until those properties become unconsolidated with the first sale of ownership interests to investors.  Once the operations are deconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  The “same store” investment properties represented 73% of the square footage of our consolidated portfolio at December 31, 2013.  The following table presents the net operating income, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense for the years ended December 31, 2013, 2012 and 2011 along with reconciliation to net income (loss) attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Twelve months ended December 31,
	2013	2012	2011
Rental income and tenant recoveries:
"Same store" investment properties, 84 properties
Rental income	$95,588	94,156	91,426
Tenant recovery income	36,505	31,740	30,035
Other property income	3,401	2,134	1,760
"Other investment properties”
Rental income	27,506	13,310	17,490
Tenant recovery income	12,083	3,030	6,528
Other property income	230	181	83
Total property income	$175,313	144,551	147,322

Property operating expenses:
"Same store" investment properties, 84 properties
Property operating expenses	$19,336	16,264	18,557
Real estate tax expense	26,232	24,748	21,767
"Other investment properties"
Property operating expenses	4,752	1,871	3,081
Real estate tax expense	8,774	2,078	4,813
Total property operating expenses	$59,094	44,961	48,218

Property net operating income
"Same store" investment properties	$89,926	87,018	82,897
"Other investment properties"	26,293	12,572	16,207
Total property net operating income	$116,219	99,590	99,104

Other income:
Straight-line rents	$1,345	734	1,484
Amortization of lease intangibles	(165)	533	350
Other income	1,773	3,633	2,382
Fee income from unconsolidated joint ventures	6,881	5,757	6,027
Gain from settlement of receivables	3,095	—	—
Gain (loss) on sale of investment properties	1,440	(105)	—
Gain (loss) from change in control of investment properties	95,378	2,420	(1,400)
Gain on sale of joint venture interest	1,433	766	1,366

Equity in earnings (loss) of unconsolidated joint ventures	7,893	2,875	(8,124)

Other expenses:
Income tax benefit of taxable REIT subsidiaries	2,721	6,346	632
Bad debt expense	(2,181)	(2,733)	(3,771)
Depreciation and amortization	(67,770)	(52,328)	(46,671)
General and administrative expenses	(20,437)	(17,552)	(14,656)
Interest expense	(34,621)	(34,903)	(40,799)
Provision for asset impairment	(13,235)	—	(5,223)
Income (loss) from continuing operations	99,769	15,033	(9,299)
Income from discontinued operations	11,910	2,659	2,245
Net income (loss)	111,679	17,692	(7,054)
Less: Net (income) loss attributable to the noncontrolling interest	5	67	(130)
Net income (loss) attributable to Inland Real Estate Corporation	111,684	17,759	(7,184)
Dividends on preferred shares	(8,949)	(7,910)	(948)
Net income (loss) attributable to common stockholders	$102,735	9,849	(8,132)

On a “same store” basis (comparing the results of operations of the investment properties owned during the year ended December 31, 2013, with the results of the same investment properties owned during the year ended December 31, 2012), property net operating income increased $2,908, with total property income increasing by $7,464 and total property operating expenses increasing $4,556.

In comparing the results of operations from the “same store” properties during the years ended December 31, 2012 and 2011, property net operating income increased $4,121 with total property income increasing $4,809 and total property operating expenses increasing $688.

Net income (loss) attributable to common stockholders increased $92,886 when comparing the year ended December 31, 2013 to the year ended December 31, 2012 and increased $17,981 when comparing the year ended December 31, 2012 to the year ended December 31, 2011, for the reasons explained below.

Rental income
Rental income increased $1,432 on a "same store" basis, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to increased rental rates on renewed leases, new leases signed during the respective periods and the end of any associated rent abatement periods. Including "other investment properties," total rental income increased $15,628 for the year ended December 31, 2013, as compared to the year ended December 31, 2012, reflecting an increase in rental income from our "other investment properties." This increase is primarily due to the consolidation of the properties formerly held in our joint venture with NYSTRS. This increase is partially offset by the impact of contributing properties to our joint venture with PGGM during 2012. These properties are deconsolidated upon contribution to the joint venture.

Rental income increased $2,730 on a “same store” basis, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to the effect of increased income generated by new leases signed during the respective periods and the end of any associated rent abatement periods.  Total rental income decreased $1,450 for the year ended December 31, 2012, as compared to the year ended December 31, 2011, reflecting a decrease in rental income from our “other investment properties” during the year.  The decrease is primarily due to the impact of contributing properties to our joint venture with PGGM during 2011 and 2012. This decrease is partially offset by properties acquired during these same periods.

Tenant recovery income
Tenant recovery income increased $4,765 on a "same store" basis, tor the year ended December 31, 2013, as compared to the year ended December 31, 2012. Including "other investment properties," total recovery income increased $13,818 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The primary reason for the fluctuation in tenant recovery income is a corresponding fluctuation in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases. Additionally, the rate at which we recover expenses has increased in connection with new leases signed during the respective periods and the end of any associated abatement periods.

Tenant recovery income increased $1,705 on a "same store" basis, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Total tenant recovery income decreased $1,793 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The primary reason for the fluctuation in tenant recovery income is a corresponding fluctuation in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases

Property operating expenses
Property operating expenses increased $3,072 on a "same store" basis, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Including "other investment properties," property operating expenses increased $5,953, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in property operating expenses during the year is due primarily to the consolidation during the year ended December 31, 2013 of the properties formerly held in our joint venture with NYSTRS and an increase in total snow removal costs year over year.

Property operating expenses decreased $2,293 on a "same store" basis and $3,503 including "other investment properties," for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease in property operating expenses during the year is due primarily to a decrease in total snow removal costs. Additionally, the decrease in total property operating expenses is a result of the contribution of properties to our joint venture with PGGM during 2011 and 2012.

Real estate tax expense
Real estate tax expense increased $1,484 on a "same store" basis, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Including "other investment properties," real estate tax expense increased $8,180, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The change in real estate tax expense is a result of changes in the assessed values of our investment properties or the tax rates charged by the various taxing authorities. Additionally, the increase is primarily due to the consolidation during the year ended December 31, 2013 of the properties formerly held in our joint venture with NYSTRS.

Real estate tax expense increased $2,981 on a "same store" basis, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Including "other investment properties," real estate tax expense increased $246, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The change in real estate tax expense is due to the same reason as described above. Additionally, the increase in total real estate tax expense is partially offset by the contribution of properties to our joint venture with PGGM during 2011 and 2012.

Other income
Other income decreased $1,860 for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to decreased dividend income and gains on sale of securities, due to the sale of all securities during the year ended December 31, 2013. Additionally, the decrease is due to the settlement of an outstanding obligation with the prior owner of one of our investment properties during the year ended December 31, 2012.

Other income increased $1,251 for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to interest income received in the current year on our mortgages receivable and the aforementioned settlement of an outstanding obligation with the prior owner of one of our investment properties.

Fee income from unconsolidated joint ventures
Fee income from unconsolidated joint ventures increased $1,124 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase is due to increased acquisition fees earned on sales of interest through our joint venture with IPCC. Acquisition fees earned may vary based on the number of properties sold, the original acquisition price of the properties and the timing of the sales in each period. Additionally, fee income increased due to increased asset management and property management fees from our unconsolidated joint ventures due to increased revenues as a result of an increased number of properties under management. These increases were partially offset by decreased management fee income after the consolidation during the year ended December 31, 2013 of the properties formerly held in our joint venture with NYSTRS.

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

Gain from settlement of receivables
In May 2012, we acquired the notes encumbering Eola Commons and Winfield Pointe Center for a total of $3,969, a discount to their face value. During the year ended December 31, 2013, we acquired title to these properties through foreclosure proceedings. Upon ownership transfer, we valued these properties utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, using discount rates and capitalization rates applied to the expected future cash flows of the property. In conjunction with the acquisitions, the notes were extinguished. The fair value of Eola Commons was determined to be $3,994 and the fair value of Winfield Pointe Center was $2,583. Recording the properties at fair value at the point of title transfer resulted in a gain of $2,410.

In April 2012, we entered into a loan agreement with a developer related to Warsaw Commons Shopping Center. The loan agreement included a requirement that we purchase the property upon completion, at a pre-determined price. During the year ended December 31, 2013, the project was completed and we acquired the property for $11,393, subject to future earnout payments. Due to our purchase obligation, the loan fee and interest income related to the note were not reflected as income on our consolidated statements of operations and comprehensive income. The balance of the outstanding note, for financial statement purposes was $10,272, at the time of closing. The settlement of this outstanding note resulted in a gain of $685.

Gain (loss) from change in control of investment properties
During the years ended December 31, 2013 and 2012, we recorded a gain on the change in control of investment properties in the amount of $95,378 and $2,420, respectively. During the year ended December 31, 2011, we recorded a loss on the change in control of investment properties in the amount of $1,400.

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

During the year ended December 31, 2013, we completed the acquisition of the 50 percent ownership interest of New York State Teachers’ Retirement System (“NYSTRS”) in the IN Retail Fund, L.L.C. (“IN Retail”) joint venture entity. We now own 100 percent of the outstanding membership interests in IN Retail, and the assets, liabilities and results of operations of IN Retail are now included in our consolidated financial statements beginning with the June 3, 2013 acquisition date. We acquired the 50% interest of NYSTRS in IN Retail for approximately $121,100 in cash. We funded the acquisition utilizing $91,600 received from selling 9,000 shares of our common stock during the period, cash on hand and funds received from a draw on our $180,000 line of credit facility. The fair value of the portfolio was determined to be approximately $396,000 and total outstanding mortgage debt of approximately $152,200, plus other related assets and liabilities. The consolidation of these properties resulted in a gain of approximately $95,378.

During the year ended December 31, 2012, we, on behalf of the joint ventures formed to develop all phases of the property known as North Aurora Towne Center, negotiated with the lender of the indebtedness secured by the property to repay the mortgage payable, which matured in July 2011, at a discount. We contributed $10,000 to the joint venture to repay the entire $30,537 outstanding mortgage, resulting in a gain on the extinguishment of debt to us in the amount of $20,537. In conjunction with this debt repayment, the joint ventures previously established to develop this property were dissolved, ownership was conveyed to us and the development property and remaining indebtedness were consolidated by us. The consolidation of this property resulted in a loss of approximately $19,494. We recorded a net gain on change in control of $1,043 related to this transaction, of which a gain of $2,356 is reflected in gain (loss) from change in control of investment properties and a loss of $1,313 is included in discontinued operations, subsequent to the sale of this land parcel during the year ended December 31, 2013.

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

Gain on sale of joint venture interest
Gain on sale of joint venture interest increased $667 for the year ended December 31, 2013, as compared to the year ended December 31, 2012.  This is due to increased gains on sale in connection with sales of interest in properties through our joint venture with IPCC. Gains recorded may vary based on the number of properties sold, the timing of the sales in each period and the hold period of each asset.

Gain on sale of joint venture interest decreased $600 for the year ended December 31, 2012, as compared to the year ended December 31, 2011.  This is due to decreased gains on sale in connection with sales of interest in properties through our joint venture with IPCC.

Equity in earnings (loss) of unconsolidated joint ventures
Equity in earnings (loss) of unconsolidated joint ventures increased $5,018 for the year ended December 31, 2013, as compared to the year ended year ended December 31, 2012. The primary reason for the increase was increased net income on the unconsolidated pool of properties, including the acquisitions through our joint venture with PGGM. Partially offsetting this increase is the elimination of income from our joint venture with NYSTRS, upon consolidation of the properties.

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

Income tax benefit of taxable REIT subsidiaries
Income tax benefit decreased $3,625 for the year ended December 31, 2013, as compared to the year ended December 31, 2012, due primarily to the reversal of the deferred tax asset for asset impairments resulting from the sale of property and the change in ownership control during the periods. For tax purposes, the asset impairments were previously disallowed until the time of sale, and as a result, the impairment related to the property is included in the taxable income calculation for 2013.

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

Bad debt expense
Bad debt expense decreased $552 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The decrease in bad debt expense is due to fewer tenant bankruptcies and tenant failures.

Bad debt expense decreased $1,038 for the year ended December 31, 2012, as compared to the year ended December 31, 2011, due to the same reason as discussed above.

Depreciation and amortization
Depreciation and amortization increased $15,442 for the year ended December 31, 2013, as compared to the year ended December 31, 2012, due to depreciation expense recorded on newly acquired investment properties, including the consolidation of the properties formerly held in our joint venture with NYSTRS, new tenant improvement assets for work related to new leases and additional properties owned through our joint venture with IPCC, while they were consolidated.

Depreciation and amortization increased $5,657 for the year ended December 31, 2012, as compared to the year ended December 31, 2011, due to depreciation expense recorded on newly acquired investment properties, new tenant improvement assets for work related to new leases, additional properties owned through our joint venture with IPCC, while they were consolidated and the write off of tenant improvement assets, as a result of lease terminations.

General and administrative expenses
General and administrative expenses increased $2,885 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase is due to an increase in payroll and related items as a result of additional staff for our increasing portfolio of assets under management, increased legal costs related to general corporate matters, including our ongoing litigation regarding the Algonquin Commons foreclosure, increased fees paid to our board of directors as a result of a rate increase and additional meetings and increased transaction pursuit costs.

General and administrative expenses increased $2,896 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase is due to an increase in payroll and related items as a result of additional staff, increased legal costs related to general corporate matters and increased computer and software costs.

Interest expense
Interest expense decreased $282 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The decrease is due to lower interest expense on our unsecured line of credit facility and term loan, subsequent to the amendments completed. This decrease is offset by increased interest expense due to the consolidation during the year ended December 31, 2013 of the properties and related debt formerly held in our joint venture with NYSTRS.

Interest expense decreased $5,896 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease was primarily due to a decrease in interest expense and the related discount amortization that we eliminated by repurchasing our convertible notes during 2011. Interest expense on our mortgages payable decreased due in most part to the contribution of investment properties to our joint venture with PGGM during 2011 and 2012. These decreases were partially offset by increased interest on our unsecured term loan due in most part to a full year of interest expense in 2012 for the new $50,000 term loan entered into in November 2011.

Provision for asset impairment
During the year ended December 31, 2013, in a transaction to dissolve our joint venture with Pine Tree, we took control of Southshore Shopping Center and Pine Tree took control of Lantern Commons Shopping Center. This transaction resulted in a provision for asset impairment in the amount of $10,468. No gain or loss was recorded upon consolidation of the assets and liabilities of Southshore Shopping Center.

Additionally, during the year ended December 31, 2013, we recorded a provision for asset impairment, equal to approximately $2,767 related to Lake Park Plaza, a consolidated asset. We signed a contract to sell the property at a price below its current carrying value and therefore were required to write the asset down to its fair market value.

During the year ended December 31, 2011, we recorded a provision for asset impairment of $5,223 to record our investment in three development joint ventures at fair value.

Reference is made to our discussion under the caption "Critical Account Policies" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our impairment policies.

Income from discontinued operations
Income from discontinued operations increased $9,251 for the year ended December 31, 2013, as compared to the year ended December 31, 2012, due in most part to lease termination fees received from certain tenants before the properties were sold and higher gains on the sale of investment properties.

Related party transactions
We pay affiliates of The Inland Real Estate Group, Inc. ("TIGI") for real estate-related brokerage services, investment advisory services and various administrative services. These TIGI affiliates provide these services at cost, with the exception of the investment advisor fees and the broker commissions. The investment advisor fees are charged as a percentage of total assets under management and the broker commissions are charged as a percentage of the gross transaction amount. TIGI, through its affiliates, owns approximately 12.5% of our outstanding common stock.  During the years ended December 31, 2013, 2012 and 2011, we paid to TIGI and/or its affiliates $1,974, $2,239, and $2,156, respectively, for these various services.  Reference is made to Note 7, “Transactions with Related Parties” to the accompanying consolidated financial statements for detail of the total amounts paid during the previous three years.  We may continue to use these services during 2014; however, the intended level of use is being evaluated and has not yet been determined.

Portfolio Activity

During the year ended December 31, 2013, our leasing activity remained strong and our leasing spreads were positive on both new and renewal leases in our consolidated portfolio.  During the year ended December 31, 2013, we executed 44 new, 175 renewal and 50 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately 1,652,000 square feet of our consolidated portfolio.   The 44 new leases comprise approximately 336,000 square feet with an average rental rate of $12.34 per square foot, a 9.4% increase over the average expiring rate.  The 175 renewal leases comprise approximately 1,178,000 square feet with an average rental rate of $12.56 per square foot, a 6.8% increase over the average expiring rate.  The 50 non-comparable leases comprise approximately 138,000 square feet with an average base rent of $13.16 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements.  For leases signed during the 24-month period ending December 31, 2013, the average leasing commission was approximately $5 per square foot, the average cost for tenant improvements was approximately $20 per square foot and the average period given for rent concessions was three to five months.

During 2014, 129 leases, comprising approximately 591,000 square feet and accounting for approximately 5.6% of our annualized base rent, will be expiring in our consolidated portfolio.  We do not believe that any of the expiring leases are individually material to our financial results.  The weighted average expiring rate on these leases is $13.23 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

In October 2013, Safeway announced that they would be exiting the Chicagoland market by closing all of the Dominick's stores. We have six Dominick's stores in our consolidated portfolio, two already dark and four that were operating and one operating store in our unconsolidated portfolio. As of December 31, 2013, the Dominick's stores in our portfolio closed, however, Safeway remains obligated under all of the leases and we expect that they will continue to honor their lease obligations.

Subsequent to the end of the year, we sold a consolidated Dominick's store, located in Countryside, Illinois to an unaffiliated third party at price above our current carrying value. Additionally, we have been notified by Dominick's that the leases for one of the consolidated Dominick's stores and the one unconsolidated store have been assigned to grocery operators.

The lease at the unconsolidated location, part of Woodland Commons, located in Buffalo Grove, Illinois has been assigned and will be operated as a Mariano's grocery store. The lease at the consolidated location, part of Downers Grove Marketplace, located in Downers Grove, Illinois has been assigned and will be operated as a Caputo's grocery store. We are still awaiting notification of any lease assignments for our four remaining locations, although we do not anticipate a lease assignment of the two previously non-operating locations.

Occupancy as of December 31, 2013, September 30, 2013 and December 31, 2012 for our consolidated, unconsolidated and total portfolios is summarized below:

Consolidated Occupancy (a)	As of December 31, 2013	As of September 30, 2013	As of December 31, 2012
Leased Occupancy (b)	94.6%	93.2%	92.1%
Financial Occupancy (c)	92.0%	89.8%	89.9%
Same Store Leased Occupancy (b)	93.9%	92.0%	91.4%
Same Store Financial Occupancy (c)	91.3%	89.3%	89.0%

Unconsolidated Occupancy (a) (d)
Leased Occupancy (b)	96.7%	97.4%	97.1%
Financial Occupancy (c)	95.9%	95.6%	94.2%
Same Store Leased Occupancy (b)	97.6%	97.8%	97.0%
Same Store Financial Occupancy (c)	96.8%	95.7%	95.0%

Total Occupancy (a)
Leased Occupancy (b)	95.2%	94.3%	94.0%
Financial Occupancy (c)	93.1%	91.3%	91.6%
Same Store Leased Occupancy (b)	94.7%	93.2%	92.5%
Same Store Financial Occupancy (c)	92.4%	90.6%	90.2%
Financial Occupancy excluding properties held through the joint venture with IPCC (c) (e)	93.0%	91.1%	91.3%
Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	98.0%	96.5%	96.2%
Non-Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	88.6%	88.9%	88.3%
_____________________________________

(a)	All occupancy calculations exclude seasonal tenants.

(b)	Leased Occupancy is defined as the percentage of gross leasable area for which there is a signed lease, regardless of whether the tenant is currently obligated to pay rent under their lease agreement.

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

Significant Tenants (a) (b)

The following table presents the significant retail tenants in our consolidated portfolio, based on percentage of annual base rent, along with their respective percentage of total square footage, annual base rent, and approximate receivable balance as of December 31, 2013:

Tenant Name	Annual Base Rent	Percentage of Annual Base Rent	Percentage of Total Square Footage	Receivable Balance at December 31, 2013
Safeway (Dominick's Finer Foods-6) (c)	$5.253	3.9%	3.8%	$(38)
Roundy's (Rainbow-2, Pick 'N Save-2, Super Pick 'N Save-1)	4,392	3.3%	3.2%	(38)
TJX Companies, Inc. (TJ Maxx-6, Marshall's-9)	4,326	3.2%	4.3%	60
Carmax	4,021	3.0%	1.7%	335
AB Acquisitions LLC (Jewel-6)	3,985	3.0%	3.6%	(20)
PetSmart	2,653	2.0%	1.8%	154
Bed Bath and Beyond (Bed, Bath & Beyond-5, Buy Buy Baby-2, World Market-1)	2,448	1.8%	2.4%	39
Kroger (Food 4 Less-3)	2,407	1.8%	1.9%	209
Ascena Retail Group (Justice-3, Dress Barn-7, Maurice's-7, Lane Bryant-5, Catherine's-2)	2,268	1.7%	1.3%	(19)
Ross Dress For Less	2,194	1.6%	2.1%	142
Dick's Sporting Goods (Dick's Sporting Goods-3, Golf Galaxy-1)	2,118	1.6%	2.1%	245
Best Buy	2,066	1.5%	1.6%	1
Office Depot (Office Depot-4, OfficeMax-4)	1,888	1.4%	1.3%	241
Hobby Lobby	1,861	1.4%	1.4%	98
Retail Ventures, Inc. (DSW Warehouse-4)	1,777	1.3%	0.9%	103
The Gap (Old Navy-7, The Gap-1, The Gap Factory-1)	1,769	1.3%	1.2%	41
Gordmans	1,547	1.2%	1.4%	179
Pier 1 Imports	1,508	1.1%	0.8%	—
Michael's	1,486	1.1%	1.2%	(28)
Ulta	1,456	1.1%	0.7%	26
Dollar Tree (Dollar Tree-14)	1,374	1.0%	1.3%	48
Supervalu, Inc. (Cub Foods-2)	1,358	1.0%	1.2%	(8)
Total	$54,155	40.3%	41.2%	$1,770

_____________________________________

(a)	Significant tenants are tenants that represent 1% or more of our annualized base rent.

(b)	Includes ground leases in number of stores and annual base rent, ground lease square footage is excluded from GLA as we do not own that square footage.

(c)	As previously announced, Safeway has exited the Chicago market. Although the stores have closed, the tenant is still financially obligated under their leases.

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

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Reference is made to Note 3, “Unconsolidated Joint Ventures” to the accompanying consolidated financial statements for a discussion of our unconsolidated joint ventures as of December 31, 2013, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Fair Value Disclosures

Reference is made to Note 5, “Fair Value Disclosures” to the accompanying consolidated financial statements for a discussion of our fair value disclosures as of December 31, 2013, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Net income (loss) attributable to common stockholders	$102,735	9,849	(8,132)
Gain on sale of investment properties	(10,702)	(3,864)	(1,510)
(Gain) loss from change in control of investment properties	(95,378)	(1,108)	1,400
Impairment of depreciable operating property	5,934	722	2,841
Equity in depreciation and amortization of unconsolidated joint ventures	18,579	24,266	14,653
Amortization on in-place lease intangibles	22,286	8,777	6,540
Amortization on leasing commissions	1,847	1,747	1,423
Depreciation, net of noncontrolling interest	45,738	44,935	42,415
Funds From Operations attributable to common stockholders	91,039	85,324	59,630

Gain from settlement of receivables	(3,095)	—	—
Impairment loss, net of taxes:
Provision for asset impairment	10,468	—	5,223
Impairment of investment securities	98	—	—
Provision for asset impairment included in equity in earnings (loss) of unconsolidated joint ventures	507	—	7,824
Other non-cash adjustments	—	348	940
Provision for income taxes:
Income tax adjustments	(4,863)	(7,468)	(1,368)
Funds From Operations attributable to common stockholders, adjusted	$94,154	78,204	72,249
Net income (loss) attributable to common stockholders per weighted average common share - basic	$1.08	0.11	(0.09)
Net income (loss) attributable to common stockholders per weighted average common share - diluted	$1.08	0.11	(0.09)
Funds From Operations attributable to common stockholders, per weighted average commons share - basic	$0.96	0.96	0.67
Funds From Operations attributable to common stockholders, per weighted average commons share - diluted	$0.95	0.96	0.67
Funds From Operations attributable to common stockholders, adjusted, per weighted average commons share - basic	$0.99	0.88	0.82
Funds From Operations attributable to common stockholders, adjusted, per weighted average commons share - diluted	$0.99	0.88	0.82

Weighted average number of common shares outstanding, basic	95,279	89,006	88,530
Weighted average number of common shares outstanding, diluted	95,562	89,161	88,633

Distributions declared, common	$54,503	50,833	50,589
Distributions per common share	$0.57	0.57	0.57

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

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Net income (loss) attributable to Inland Real Estate Corporation	$111,684	17,759	(7,184)
Gain on sale of investment properties	(10,702)	(3,864)	(1,510)
(Gain) loss from change in control of investment properties	(95,378)	(1,108)	1,400
Income tax benefit of taxable REIT subsidiaries	(2,721)	(6,346)	(632)
Interest expense	35,095	34,903	40,799
Interest expense associated with discontinued operations	116	777	869
Interest expense associated with unconsolidated joint ventures	9,580	11,596	8,865
Depreciation and amortization	67,770	52,329	46,671
Depreciation and amortization associated with discontinued operations	2,147	3,190	3,889
Depreciation and amortization associated with unconsolidated joint ventures	18,579	24,266	14,653
EBITDA	136,170	133,502	107,820
Gain from settlement of receivables	(3,095)	—	—
Impairment loss, net of taxes:
Provision for asset impairment	16,402	722	8,064
Impairment of investment securities	98	—	—
Provision for asset impairment included in equity in earnings (loss) of unconsolidated joint ventures	507	—	7,824
Other non-cash adjustments	—	348	940
EBITDA, adjusted	$150,082	134,572	124,648
Total Interest Expense	$44,791	47,276	50,533
EBITDA: Interest Expense Coverage Ratio	3.0 x	2.8 x	2.1 x
EBITDA: Interest Expense Coverage Ratio, adjusted	3.4 x	2.8 x	2.5 x

The following schedules present our pro-rata consolidated financial statements as of and for the year ended December 31, 2013, reconciled to our U.S. GAAP financial statements. These financial statements are considered non-GAAP because they include financial information related to unconsolidated joint ventures accounted for under the equity method of accounting. We provide these statements to include the pro rata amounts of all properties under management in order to better compare our overall performance and operating metrics to those of other REITs in our peer group.

Balance Sheets (unaudited) - Pro-rata Consolidation

	Consolidated Balance Sheets	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Pro-rata Consolidated Balance Sheets
Assets:
Investment properties:
Land	$387,010	—	85,429	—	2,624	475,063
Construction in progress	16,856	—	1,883	2,062	—	20,801
Building and improvements	1,130,004	—	219,122	—	10,637	1,359,763
	1,533,870	—	306,434	2,062	13,261	1,855,627
Less accumulated depreciation	327,684	—	15,027	—	68	342,779
Net investment properties	1,206,186	—	291,407	2,062	13,193	1,512,848
Cash and cash equivalents	11,258	(2,249)	7,372	78	32	16,491
Accounts receivable, net	37,155	—	7,069	33	26	44,283
Investment in and advances to unconsolidated joint ventures	119,476	—	(108,472)	283	(6,096)	5,191
Acquired lease intangibles, net	103,576	—	47,224	—	2,206	153,006
Deferred costs, net	19,638	—	2,340	—	61	22,039
Other assets	32,648	—	3,284	4	506	36,442
Total assets	$1,529,937	(2,249)	250,224	2,460	9,928	1,790,300
Liabilities:
Accounts payable and accrued expenses	$57,132	(10)	8,493	1,613	31	67,259
Acquired below market lease intangibles, net	43,191	—	16,699	—	—	59,890
Distributions payable	5,110	—	—	—	—	5,110
Mortgages payable	497,832	—	163,631	—	9,295	670,758
Unsecured credit facilities	325,000	—	—	—	—	325,000
Convertible notes	28,790	—	—	—	—	28,790
Other liabilities	17,413	37	3,837	—	35	21,322
Total liabilities	974,468	27	192,660	1,613	9,361	1,178,129
Stockholders’ Equity:
Preferred stock	110,000	—	—	—	—	110,000
Common stock	997	—	—	—	—	997
Additional paid-in capital	877,328	—	119	—	—	877,447
Accumulated distributions in excess of net income	(427,953)	(2,275)	57,445	847	567	(371,369)
Accumulated other comprehensive loss	(4,904)	—	—	—	—	(4,904)
Total stockholders’ equity	555,468	(2,275)	57,564	847	567	612,171
Noncontrolling interest	1	(1)	—	—	—	—
Total equity	555,469	(2,276)	57,564	847	567	612,171
Total liabilities and equity	$1,529,937	(2,249)	250,224	2,460	9,928	1,790,300

Statements of Operations (unaudited) - Pro-rata Consolidation

	Consolidated Statement of Operations	IN Retail Fund LLC (NYSTRS) (a)	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Pro-rata Consolidated Statement of Operations
Revenues
Rental income	$124,274	6,329	27,519	20	2,099	160,241
Tenant recoveries	48,588	3,134	13,829	17	214	65,782
Other property income	3,631	46	259	—	—	3,936
Fee income from unconsolidated joint ventures	6,881	—	—	—	—	6,881
Total revenues	183,374	9,509	41,607	37	2,313	236,840
Expenses:
Property operating expenses	26,269	1,214	6,124	170	274	34,051
Real estate tax expense	35,006	2,515	8,354	102	151	46,128
Depreciation and amortization	67,770	2,814	14,874	10	880	86,348
Provision for asset impairment	13,235	—	—	692	—	13,927
General and administrative expenses	20,437	25	554	1	—	21,017
Total expenses	162,717	6,568	29,906	975	1,305	201,471
Operating income	20,657	2,941	11,701	(938)	1,008	35,369
Other income	1,773	2	6	9	1	1,791
Gain from settlement of receivables	3,095	—	—	—	—	3,095
Gain (loss) on sale of investment properties	1,440	—	—	—	—	1,440
Gain from change in control of investment properties	95,378	—	—	—	—	95,378
Gain on sale of joint venture interest	1,433	—	—	—	—	1,433
Interest expense	(34,621)	(1,819)	(6,579)	(476)	(706)	(44,201)
Income (loss) before income tax benefit of taxable REIT subsidiaries, equity in earnings (loss) of unconsolidated joint ventures and discontinued operations	89,155	1,124	5,128	(1,405)	303	94,305
Income tax benefit of taxable REIT subsidiaries	2,721	—	—	—	—	2,721
Equity in earnings (loss) of unconsolidated joint ventures	7,893	(1,124)	(5,128)	1,405	(303)	2,743
Income from continuing operations	99,769	—	—	—	—	99,769
Income from discontinued operations	11,910	—	—	—	—	11,910
Net income	111,679	—	—	—	—	111,679
Less: Net loss attributable to the noncontrolling interest	5	—	—	—	—	5
Net income attributable to Inland Real Estate Corporation	111,684	—	—	—	—	111,684
Dividends on preferred shares	(8,949)	—	—	—	—	(8,949)
Net income attributable to common stockholders	$102,735	—	—	—	—	102,735

(a)    Includes results through the June 3, 2013 acquisition date.

Impact of Recent Accounting Principles

In February 2013, the FASB issued ASU 2013-02 to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For amounts not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendment is effective prospectively for reporting periods beginning after December 15, 2012. In adopting the amendment, we added a new footnote containing the required disclosure.

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

Subsequent Events

Reference is made to Note 19, “Subsequent Events” to the accompanying consolidated financial statements for a discussion of our subsequent event disclosures, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized. As of December 31, 2013, we have one interest rate swap contract, which was entered into as a requirement under a secured mortgage.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension based on our view of the current interest rate environment. The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2018 and thereafter and weighted average interest rates for the debt maturing in each specified period. The instruments, the principal amounts of which are presented below, were entered into for non-trading purposes.

	2014 (a)		2015	2016	2017		2018		Thereafter	Total		Fair Value (b)
Fixed rate debt	$162,160	(c)	37,849	8,974	46,168		368		227,305	482,824	(d)	509,929
Weighted average interest rate	5.38%		6.11%	5.00%	5.05%		—%		5.10%	5.26%		—
Variable rate debt	$6,200		—	35,000	95,000	(e)	230,000	(f)(g)	—	366,200	(d)	363,788
Weighted average interest rate	0.29%		—%	2.62%	1.89%		2.20%		—%	2.13%		—

(a)
Approximately $168,360 of our mortgages payable, including required monthly principal amortization, matures prior to the end of 2014. Included in the debt maturing in 2014 is outstanding principal of approximately $90,247, secured by our Algonquin Commons property, which is currently subject to foreclosure litigation and we cannot currently predict the outcome of the litigation. We intend to repay the remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

(b)
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties. We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders (Level 3).

(c)
Included in the debt maturing in 2014 are our convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require us to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets at December 31, 2013 reflect the value of the notes including the remaining unamortized discount of $425.

(d)
The total debt above reflects the total principal amount outstanding. The consolidated balance sheets at December 31, 2013 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $3,023.

(e)
Included in the debt maturing during 2017 is our unsecured line of credit facility, totaling $95,000. We pay interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio. As of December 31, 2013, the weighted average interest rate on outstanding draws on the line of credit facility was 1.89%. This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of December 31, 2013, we were in compliance with these financial covenants.

(f)
Included in the debt maturing during 2018 is our $180,000 term loan which matures in August 2018. We pay interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of December 31, 2013, the weighted average interest rate on the term loan was 1.84%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2013, we were in compliance with these financial covenants.

(g)
Included in the debt maturing during 2018 is our $50,000 term loan which matures in November 2018.  We pay interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of December 31, 2013, the interest rate on this term loan was 3.50%. This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2013, we were in compliance with these financial covenants.

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

At December 31, 2013, approximately $366,200, or 43%, of our debt bore interest at variable rates, with a weighted average rate of 2.13% per annum.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 1.0% annualized increase in interest rates would have increased our interest expense by approximately $3,662 and $3,610 for the years ended December 31, 2013 and 2012, respectively.

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
We have audited the accompanying consolidated balance sheets of Inland Real Estate Corporation (the Company) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inland Real Estate Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Inland Real Estate Corporation:
We have audited Inland Real Estate Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Inland Real Estate Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Inland Real Estate Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inland Real Estate Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 28, 2014

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
December 31, 2013 and 2012
(In thousands, except per share data)

	December 31, 2013	December 31, 2012
Assets:
Investment properties:
Land	$387,010	313,261
Construction in progress	16,856	20,837
Building and improvements	1,130,004	957,794
	1,533,870	1,291,892
Less accumulated depreciation	327,684	329,997
Net investment properties	1,206,186	961,895

Cash and cash equivalents	11,258	18,505
Investment in securities	—	8,711
Accounts receivable, net	37,155	25,076
Mortgages receivable	—	12,955
Investment in and advances to unconsolidated joint ventures	119,476	129,196
Acquired lease intangibles, net	103,576	41,692
Deferred costs, net	19,638	19,436
Other assets	32,648	25,939
Total assets	$1,529,937	1,243,405

Liabilities:
Accounts payable and accrued expenses	$57,132	36,918
Acquired below market lease intangibles, net	43,191	12,976
Distributions payable	5,110	4,606
Mortgages payable	497,832	412,361
Unsecured credit facilities	325,000	305,000
Convertible notes	28,790	28,327
Other liabilities	17,413	33,014
Total liabilities	974,468	833,202
Stockholders’ Equity:
Preferred stock, $0.01 par value, 12,000 shares authorized; 4,400 8.125% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, issued and outstanding at December 31, 2013 and 2012, respectively	110,000	110,000
Common stock, $0.01 par value, 500,000 shares authorized; 99,721 and 89,366 Shares issued and outstanding at December 31, 2013 and 2012, respectively	997	894
Additional paid-in capital (net of offering costs of $74,749 and $70,238 at December 31, 2013 and 2012, respectively)	877,328	784,139
Accumulated distributions in excess of net income	(427,953)	(476,185)
Accumulated other comprehensive loss	(4,904)	(9,269)
Total stockholders’ equity	555,468	409,579
Noncontrolling interest	1	624
Total equity	555,469	410,203
Total liabilities and equity	$1,529,937	1,243,405

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Comprehensive Income
For the years ended December 31, 2013, 2012 and 2011
(In thousands except per share data)

	2013	2012	2011
Revenues
Rental income	$124,274	108,733	110,750
Tenant recoveries	48,588	34,770	36,563
Other property income	3,631	2,315	1,843
Fee income from unconsolidated joint ventures	6,881	5,757	6,027
Total revenues	183,374	151,575	155,183
Expenses:
Property operating expenses	26,269	20,868	25,409
Real estate tax expense	35,006	26,826	26,580
Depreciation and amortization	67,770	52,328	46,671
Provision for asset impairment	13,235	—	5,223
General and administrative expenses	20,437	17,552	14,656
Total expenses	162,717	117,574	118,539
Operating income	20,657	34,001	36,644
Other income	1,773	3,633	2,382
Gain from settlement of receivables	3,095	—	—
Gain (loss) on sale of investment properties	1,440	(105)	—
Gain (loss) from change in control of investment properties	95,378	2,420	(1,400)
Gain on sale of joint venture interest	1,433	766	1,366
Interest expense	(34,621)	(34,903)	(40,799)
Income (loss) before income tax benefit of taxable REIT subsidiaries, equity in earnings (loss) of unconsolidated joint ventures and discontinued operations	89,155	5,812	(1,807)
Income tax benefit of taxable REIT subsidiaries	2,721	6,346	632
Equity in earnings (loss) of unconsolidated joint ventures	7,893	2,875	(8,124)
Income (loss) from continuing operations	99,769	15,033	(9,299)
Income from discontinued operations	11,910	2,659	2,245
Net income (loss)	111,679	17,692	(7,054)
Less: Net (income) loss attributable to the noncontrolling interest	5	67	(130)
Net income (loss) attributable to Inland Real Estate Corporation	111,684	17,759	(7,184)
Dividends on preferred shares	(8,949)	(7,910)	(948)
Net income (loss) attributable to common stockholders	$102,735	9,849	(8,132)
Basic and diluted earnings attributable to common shares per weighted average common share:
Income (loss) from continuing operations	$0.95	0.08	(0.12)
Income from discontinued operations	0.13	0.03	0.03
Net income (loss) attributable to common stockholders per weighted average common share — basic	1.08	0.11	(0.09)
Weighted average number of common shares outstanding — basic	95,279	89,006	88,530

Income (loss) from continuing operations	$0.95	0.08	(0.12)
Income from discontinued operations	0.12	0.03	0.03
Net income (loss) attributable to common stockholders per weighted average common share — diluted	1.08	0.11	(0.09)
Weighted average number of common shares outstanding — diluted	95,562	89,161	88,530

Comprehensive income:
Net income (loss) attributable to common stockholders	$102,735	9,849	(8,132)
Unrealized loss on investment securities	(762)	(234)	(2,244)
Unrealized gain (loss) on derivative instruments	5,127	(1,635)	(6,304)
Comprehensive income (loss)	$107,100	7,980	(16,680)

Note: Basic and diluted Earnings Per Share may not foot due to rounding.

 The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Equity
For the years ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders' equity	Noncontrolling interest	Total equity

	Issued	Amount	Issued	Amount

Balance December 31, 2010	—	$—	87,838	$878	$775,348	$(376,480)	$1,148	$400,894	$104	$400,998
Issuance of preferred stock	2,000	50,000	—	—	—	—	—	50,000	—	50,000
Issuance of common stock, including DRP	—	—	1,103	11	10,323	—	—	10,334	—	10,334
Cancelled restricted shares	—	—	(1)	—	—	—	—	—	—	—
Exercise of stock options	—	—	1	—	9	—	—	9	—	9
Deferred stock compensation, net	—	—	51	1	(80)	—	—	(79)	—	(79)
Amortization of debt issue costs	—	—	—	—	42	—	—	42	—	42
Offering costs	—	—	—	—	(2,431)	—	—	(2,431)	—	(2,431)
Net income	—	—	—	—	—	(7,184)	—	(7,184)	130	(7,054)
Dividends on preferred shares	—	—	—	—	—	(948)	—	(948)	—	(948)
Distributions declared, common	—	—	—	—	—	(50,589)	—	(50,589)	—	(50,589)
Unrealized gain (loss) on investment securities	—	—	—	—	—	—	(2,244)	(2,244)	—	(2,244)
Unrealized gain on derivative instruments	—	—	—	—	—	—	(6,304)	(6,304)	—	(6,304)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(611)	(611)
Contributions to noncontrolling interest	—	—	—	—	—	—	—	—	25	25
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(735)	(735)
Balance December 31, 2011	2,000	50,000	88,992	890	783,211	(435,201)	(7,400)	391,500	(1,087)	390,413
Issuance of preferred stock	2,400	60,000	—	—	938	—	—	60,938	—	60,938
Issuance of common stock, including DRP	—	—	225	2	3,091	—	—	3,093	—	3,093
Exercise of stock options	—	—	1	—	7	—	—	7	—	7
Deferred stock compensation, net	—	—	148	2	(655)	—	—	(653)	—	(653)
Amortization of debt issue costs	—	—	—	—	32	—	—	32	—	32
Offering costs	—	—	—	—	(2,485)	—	—	(2,485)	—	(2,485)
Net income	—	—	—	—	—	17,759	—	17,759	(67)	17,692
Dividends on preferred shares	—	—	—	—	—	(7,910)	—	(7,910)	—	(7,910)
Distributions declared, common	—	—	—	—	—	(50,833)	—	(50,833)	—	(50,833)
Unrealized gain (loss) on investment securities	—	—	—	—	—	—	(234)	(234)	—	(234)
Unrealized gain on derivative instruments	—	—	—	—	—	—	(1,635)	(1,635)	—	(1,635)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(7,442)	(7,442)
Contributions to noncontrolling interest	—	—	—	—	—	—	—	—	9,220	9,220
Balance December 31, 2012	4,400	110,000	89,366	894	784,139	(476,185)	(9,269)	409,579	624	410,203
Issuance of common stock, including DRP	—	—	10,178	101	108,877	—	—	108,978	—	108,978
Exercise of stock options	—	—	10	—	78	—	—	78	—	78
Deferred stock compensation, net	—	—	167	2	(729)	—	—	(727)	—	(727)
Amortization of debt issue costs	—	—	—	—	31	—	—	31	—	31
Offering costs	—	—	—	—	(4,511)	—	—	(4,511)	—	(4,511)
Net income	—	—	—	—	—	111,684	—	111,684	(5)	111,679
Dividends on preferred shares	—	—	—	—	—	(8,949)	—	(8,949)	—	(8,949)
Distributions declared, common	—	—	—	—	—	(54,503)	—	(54,503)	—	(54,503)
Unrealized gain (loss) on investment securities	—	—	—	—	—	—	(762)	(762)	—	(762)
Unrealized gain on derivative instruments	—	—	—	—	—	—	5,127	5,127	—	5,127
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(9,733)	(9,733)
Contributions to noncontrolling interest	—	—	—	—	—	—	—	—	7,199	7,199
Purchase of noncontrolling interest	—	—	—	—	(10,557)	—	—	(10,557)	1,916	(8,641)
Balance December 31, 2013	4,400	$110,000	99,721	$997	$877,328	$(427,953)	$(4,904)	$555,468	$1	$555,469
The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012, and 2011
(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$111,679	17,692	(7,054)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset impairment	16,217	722	8,064
Depreciation and amortization	69,807	56,087	50,987
Amortization of deferred stock compensation	(727)	(655)	(80)
Amortization on acquired above/below market leases and lease inducements	262	(533)	(336)
Gain on sale of investment properties	(11,557)	(3,356)	(1,509)
(Gain) loss from change in control of investment properties	(95,378)	(1,108)	1,400
Impairment of investment securities	98	—	—
Gain from settlement of receivables	(3,095)	—	—
Realized gain on investment securities, net	(991)	(1,401)	(1,264)
Equity in (earnings) loss of unconsolidated ventures	(7,893)	(2,875)	8,124
Gain on sale of joint venture interest	(1,433)	(766)	(1,366)
Straight line rent	(1,322)	(910)	(1,562)
Amortization of loan fees	1,598	3,042	3,668
Amortization of convertible note discount	463	464	1,288
Distributions from unconsolidated joint ventures	—	414	1,146
Changes in assets and liabilities:
Restricted cash	50	1,332	1,384
Accounts receivable and other assets, net	68	(10,334)	6,439
Accounts payable and accrued expenses	(7,647)	10,711	(2,715)
Prepaid rents and other liabilities	(1,193)	429	(3,340)
Net cash provided by operating activities	69,006	68,955	63,274

Cash flows from investing activities:
Restricted cash	(4,924)	2,431	20
Proceeds from sale of interest in joint venture, net	71,599	29,853	62,929
Purchase of investment securities	—	(2,739)	(5,638)
Sale of investment securities	7,841	7,270	2,637
Purchase of investment properties	(191,550)	(242,711)	(125,604)
Additions to investment properties, net of accrued additions	(20,513)	(24,447)	(40,775)
Proceeds from sale of investment properties, net	47,398	43,596	10,796
Proceeds from land condemnation	167	133	—
Proceeds from change in control of investment properties	—	—	499
Distributions from unconsolidated joint ventures	15,066	34,942	8,831
Investment in unconsolidated joint ventures	(36,439)	(15,364)	(11,135)
Funding of mortgages receivable	(1,287)	(12,955)	—
Repayments of mortgages receivable	—	515	—
Payment of leasing fees	(3,039)	(3,159)	(4,411)
Net cash used in investing activities	(115,681)	(182,635)	(101,851)

Cash flows from financing activities:
Issuance of shares, including DRP, net of offering costs	104,545	61,555	57,913
Purchase of noncontrolling interest, net	(8,641)	—	(710)
Loan proceeds	21,840	144,873	93,321
Payoff of debt	(33,566)	(36,615)	(66,440)
Proceeds from term loan	5,000	25,000	50,000
Proceeds from the unsecured line of credit facility	155,000	177,000	231,425
Repayments on the unsecured line of credit facility	(140,000)	(177,000)	(196,425)
Repayments on convertible notes	—	—	(82,648)
Loan fees	(326)	(3,100)	(3,187)
Distributions paid	(62,948)	(58,534)	(51,279)
Distributions to noncontrolling interest partners	(351)	(7,442)	(611)
Contributions to noncontrolling interest	100	100	—
Margin loan payable	—	(1,403)	—
Other current liabilities	—	—	1,403
Payment of earnout liability	(1,225)	—	—
Net cash provided by financing activities	39,428	124,434	32,762

Net increase (decrease) in cash and cash equivalents	(7,247)	10,754	(5,815)
Cash and cash equivalents at beginning of year	18,505	7,751	13,566
Cash and cash equivalents at end of year	$11,258	18,505	7,751

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$26,102	27,481	36,502

Non-cash accrued additions to investment properties	$(1,534)	1,986	(3,454)

Non-cash distributions to noncontrolling interest partners	$(9,382)	(9,120)	—

Non-cash contributions from noncontrolling interest partners	$7,099	9,120	—

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

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

The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and consolidated joint ventures.  The consolidated results of the Company include the accounts of Inland Ryan LLC and IRC-IREX Venture II, LLC, which are both VIE's for which the Company is the primary beneficiary.  The Company has determined that the interests in these entities are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity.  Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations and comprehensive income. During the year ended December 31, 2013, the Company repurchased the remaining outstanding membership units of Inland Ryan LLC for $8,641, resulting in the Company owning 100% of Inland Ryan LLC.

In November 2013, the Company entered into a joint venture to develop grocery-anchored shopping centers in select markets throughout the southeastern U.S. with MAB, an affiliate of Melbourne, Australia-based MAB Corporation. The five-year development program is expected to target metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. MAB Corporation is a privately owned property development company and fund manager that has completed retail, office, multi-family and industrial projects at locations in Australia, New Zealand and the U.S. Under the terms of the joint venture agreement, the Company has exclusive rights to all grocery-anchored, build-to-suit opportunities in the southeastern U.S. sourced by MAB. Upon site approval by the Company, the Company will provide 90% of the equity required to fund approved project costs, while MAB will be responsible for the remaining 10% of the equity, plus venture management, sourcing and acquisition of sites, project financing and all property and development duties. The joint venture agreement also provides that the Company will purchase each grocery-anchored center at a discount to fair market value after stabilization. A typical project likely will consist of a 50,000-square-foot grocery store with approximately 20,000 square feet of additional retail space.

Accounting Policies

Cash and cash equivalents
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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

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

Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income.  For below market leases with fixed rate bargain renewals, renewal periods are included in the calculation of below market lease values and the amortization period. Acquired in-place leases and customer relationship values are amortized over the life of the related leases as a component of amortization expense.

Leasing fees are amortized on a straight-line basis over the life of the related lease.  Loan fees are amortized on a straight-line basis over the life of the related loan, which approximate the effective interest method.  Leasing fees and loan fees are presented in the accompanying consolidated balance sheets as deferred costs.  Deferred costs are presented net of accumulated amortization of $8,100 and $6,945 for the years ended December 31, 2013 and 2012, respectively.

The Company expenses acquisition costs for investment property acquisitions accounted for as business combinations.

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

Amortization pertaining to the above market lease intangibles of $3,203, $1,313 and $832 was recorded as a reduction to rental income for the years ended December 31, 2013, 2012 and 2011, respectively.  Amortization pertaining to the below market lease intangibles of $2,987, $1,880 and $1,202 was recorded as an increase to rental income for the years ended December 31, 2013, 2012 and 2011, respectively.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $22,159, $8,744 and $6,539 for the years ended December 31, 2013, 2012 and 2011, respectively.  In the accompanying consolidated balance sheets, acquired lease intangibles is presented net of accumulated amortization of $32,982 and $16,139 for the years ended December 31, 2013 and 2012, respectively and acquired below market lease intangibles are net of accumulated amortization of $5,859 and $3,739 for the years ended December 31, 2013 and 2012, respectively.  The table below presents the amounts to be recorded for the amortization of intangibles over the next five years:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

Year	Amortization of Above Market Lease Intangibles	Amortization of Below Market Lease Intangibles	Amortization of In Place Lease Intangibles	Total
2014	$3,236	(2,847)	19,112	19,501
2015	2,886	(2,665)	13,022	13,243
2016	2,402	(2,545)	9,824	9,681
2017	2,182	(2,457)	8,614	8,339
2018	1,508	(2,348)	6,287	5,447
Thereafter	2,778	(30,329)	31,725	4,174
Total	$14,992	(43,191)	88,584	60,385

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

The Company accounts for dispositions in accordance with guidance over real estate sales. The Company recognizes gain in full when real estate is sold, provided (a) the profit is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit. The Company records the transaction as discontinued operations for all periods presented in accordance with applicable guidance.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

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

During the years ended December 31, 2013, 2012 and 2011, the Company recorded $5,748, $722 and $2,841 respectively of impairment charges related to six consolidated investment properties; Lake Park, Cub Foods located in Buffalo Grove, Illinois, Park Square, Riverplace Center, Grand Traverse Crossing and 10th Street Center located in Indianapolis, Indiana.  The Company had explored the disposition of these properties and determined that due to the decrease in our estimated hold period, the expected undiscounted cash flows related to these properties no longer supported their current carrying values.  For each property, a letter of intent or contract for sale had been signed, at a price below the properties current carrying value, indicating a reduction in the property’s carrying value.  Therefore, the Company wrote these properties down to their fair value.  During the year ended December 31, 2011, the Company estimated the impairment loss related to Grand Traverse Crossing and 10th Street Center and recorded the appropriate adjustment. Both properties were sold in 2012 and required a further impairment adjustment.

Convertible Notes
The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance. The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The total principal amount outstanding was $29,215 as of December 31, 2013 and 2012.

Fair Value Measurements
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company’s debt is estimated to be $363,788 for debt which bears interest at variable rates and $509,929 for debt which bears interest at fixed rates.  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders.  The Company has not elected the fair value option with respect to its debt.  The disclosure is included to provide information regarding the inputs used to determine the fair value of the outstanding debt, in accordance with existing accounting guidance and is not presented in the accompanying consolidated balance sheets at fair value.

Offering Costs
Offering costs are offset against the Stockholders’ equity accounts.  Offering costs consist principally of printing, legal, selling and registration costs.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

Accounts and Mortgages Receivable
The Company periodically reviews the collectability of outstanding receivables.  Allowances are taken for those balances that the Company has reason to believe will be uncollectable, including amounts relating to straight-line rent receivables.  As of December 31, 2013 and 2012, the Company had recorded approximately $5,592 and $4,108, respectively, as an allowance for uncollectable accounts on the accompanying consolidated balance sheets.

A mortgage receivable is considered impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, less costs to sell, if the loan is collateral dependent. The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter. As of December 31, 2012, the Company had mortgages receivable of $12,955. The Company had no outstanding mortgages receivable at December 31, 2013.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

(2)    Investment Securities

During the year ended December 31, 2013, the Company sold its investment securities portfolio. At December 31, 2012, investment in securities included $7,711 of perpetual preferred securities and common securities classified as available-for-sale securities, which were recorded at fair value. In addition, the Company has a $1,000 investment in preferred securities which is recorded at cost.  The Company determined that these securities should be held at cost because the fair value is not readily determinable and there is no active market for these securities. This investment is included in other assets on the consolidated balance sheets at December 31, 2013.

Unrealized holding gains and losses on available-for-sale securities were excluded from earnings and reported as a separate component of comprehensive income until realized.  The Company had a net unrealized gain of $0 and $762 on the accompanying consolidated balance sheets as of December 31, 2013 and 2012, respectively.  Realized gains and losses from the sale of available-for-sale securities were determined on a specific identification basis.  Sales of investment securities available-for-sale during the years ended December 31, 2013, 2012 and 2011 resulted in gains on sale of $991, $1,401 and $1,264, respectively, which are included in other income in the accompanying consolidated statements of operations and comprehensive income.  Dividend income was recognized when received.

The Company evaluated its investments for impairment quarterly.  The Company’s policy for assessing near term recoverability of its available for sale securities was to record a charge against net earnings when the Company determined that a decline in the fair value of a security dropped below the cost basis and it believed it to be other than temporary.

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

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at December 31, 2013	Investment in and advances to unconsolidated joint ventures at December 31, 2013	Investment in and advances to unconsolidated joint ventures at December 31, 2012
IN Retail Fund LLC (a)	—%	$—	18,007
Oak Property and Casualty	20%	1,522	1,494
TMK/Inland Aurora Venture LLC (b)	40%	(283)	2,088
PTI Boise LLC, PTI Westfield, LLC (c)	—%	—	11,507
INP Retail LP (d)	55%	112,141	91,438
IRC/IREX Venture II LLC (e)	(f)	6,096	4,662
Investment in and advances to unconsolidated joint ventures		$119,476	129,196
 _____________________________________

(a)	Joint venture with New York State Teachers Retirement System (“NYSTRS”). As of June 3, 2013, the Company owns 100% of the outstanding interests in this joint venture.

(b)	The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)	Joint venture with Pine Tree Institutional Realty, LLC (“Pine Tree”). This joint venture was dissolved on December 13, 2013.

(d)	Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(e)	Joint venture with Inland Private Capital Corporation (“IPCC”). Investment in joint venture balance represents the Company's share of the Delaware Statutory Trust ("DST") interests.

(f)
The Company’s profit/loss allocation percentage varies based on the ownership interest it holds in the entity that owns a particular property that is in the process of selling ownership interest to outside investors.

The unconsolidated joint ventures had total outstanding debt in the amount of $317,025 (total debt, not the Company’s pro rata share) at December 31, 2013 that matures as follows:

Joint Venture Entity	2014	2015	2016	2017	2018	Thereafter	Total
INP Retail LP	—	24,034	—	26,414	10,648	231,256	292,352
IRC/IREX Venture II LLC	—	—	—	—	17,400	7,273	24,673
Total unconsolidated joint venture debt (a)	$—	24,034	—	26,414	28,048	238,529	317,025

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

 _____________________________________

(a)
The total debt above reflects the total principal amount outstanding. The unconsolidated joint ventures' balance sheets as of December 31, 2013 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $5,159.

The Company earns fees for providing asset management, property management, leasing and acquisition activities to its joint ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission, which is reflected as fee income from unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  Fee income earned for the years ended December 31, 2013, 2012 and 2011 are reflected in the table below.

Joint Venture with:	December 31, 2013	December 31, 2012	December 31, 2011
PGGM	$2,343	1,966	831
NYSTRS	390	1,133	1,116
IPCC	4,145	2,646	4,048
Other	3	12	32
Fee income from unconsolidated joint ventures	$6,881	5,757	6,027

The fee income from the joint venture with PGGM has increased each year due to the increase in assets under management. The fee income from the joint venture with IPCC has increased each year due to the increase in assets under management, however, also varies based on the timing of acquisition fees earned based on the number of properties sold, the original acquisition prices of the properties and the timing of sales in each period. The fee income from the joint venture with NYSTRS decreased due to the consolidation on June 3, 2013 of the properties formerly held by the joint venture.

The operations of properties contributed to the joint ventures by the Company are not recorded as discontinued operations because of the Company’s continuing involvement with these investment properties.  Differences between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over depreciable lives of the joint venture property assets.  During the years ended December 31, 2013, 2012 and 2011, the Company recorded $2,690, $3,478 and $2,140, respectively, of amortization of this basis difference, which is included in equity in earnings of unconsolidated joint ventures in the accompanying statements of operations and comprehensive income.

The Company’s proportionate share of the earnings or losses related to its unconsolidated joint ventures is reflected as equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.

Joint Venture with PGGM

The Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager in 2010 and completed an amendment to the partnership agreement in 2012 to increase the maximum equity contributions of each partner.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  The joint venture may acquire up to a total of $900,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets.  The Company's maximum total contribution is approximately $281,000 and PGGM's maximum total equity contribution is approximately $230,000.

As of December 31, 2013, the joint venture has acquired a total of approximately $638,000 of retail assets, including those properties contributed by the Company. As of December 31, 2013, PGGM's remaining maximum potential equity contribution was approximately $67,050 and the Company's was approximately $81,950.

As properties were contributed to the joint venture, the net assets were removed from the Company's consolidated financial statements. The table below reflects those properties that were deconsolidated during the years ended December 31, 2012 and 2011. The Company did not contribute additional assets to the joint venture during the year ended December 31, 2013 and is not required to do so in the future.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

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

During the year ended December 31, 2013, the joint venture with PGGM entered into a limited liability company agreement with Pine Tree and IBT Group, LLC ("IBT"). This agreement forms a joint venture between the three parties to acquire, develop, operate and manage the property known as Evergreen Park Promenade, located in Evergreen Park, Illinois. The venture acquired the vacant land parcel for $5,500 and intends to construct approximately 92,500 square feet of gross leasable area, of which approximately 95% has been pre-leased to national retailers. The joint venture determined that this newly created venture is not a VIE. All parties have the ability to participate in major decisions, as detailed in the agreement, and therefore, no partner is deemed to have control of the venture. Therefore, the joint venture with PGGM will account for this new venture using the equity method of accounting.

During the year ended December 31, 2013, the Company recorded approximately $1,384 of gain from the portion of the investment properties deemed sold to third-party venture partners.

Joint Venture with NYSTRS

On June 3, 2013, the Company brought this joint venture full cycle when it completed the acquisition of the 50 percent ownership interest of NYSTRS in the joint venture entity. The Company acquired the 50% interest of NYSTRS in the joint venture for approximately $121,100 in cash. The Company funded the acquisition utilizing $91,600 received from selling 9,000 shares of its common stock during the period, cash on hand and funds received from a draw on its line of credit facility. The Company now owns all of the outstanding interests in the joint venture. The Company's decision to acquire the joint venture interest was based on advancing its strategic goals to increase the size and quality of its consolidated portfolio, simplify the ownership structure and strengthen the Company's balance sheet. See additional discussion of this transaction under the heading "Change in Control Transactions" in this footnote 3.

Joint Venture with IPCC

In January 2013, Inland Exchange Venture Corporation (“IEVC”), a taxable REIT subsidiary (“TRS”) of the Company, extended its joint venture with IPCC, a wholly-owned subsidiary of The Inland Group, Inc. (“TIGI”), through December 31, 2014 to continue the joint venture relationship that began in 2006 and to change the fee structure. The joint venture provides replacement properties for investors wishing to complete a tax-deferred exchange through private placement offerings, using properties made available to the joint venture by IEVC.  These offerings are structured to sell DST interests, together the “ownership interests,” in the identified property.  IEVC performs the joint venture’s acquisition function and ICPM performs the asset management, property management and leasing functions. Both entities earn fees for providing these services to the joint venture.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

The joint venture was determined to be a VIE under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any ownership interests, the joint venture owns 100% of the ownership interests in the property and controls the major decisions that affect the underlying property; and therefore upon initial acquisition, the joint venture consolidates the property.  At the time of first sale of an ownership interest, the joint venture no longer controls the underlying property as the activities and decisions that most significantly impact the property’s economic performance are now subject to joint control among the co-owners or lender; and therefore, at such time, the property is deconsolidated and accounted for under the equity method (unconsolidated).  Once the operations are unconsolidated, the income is included in equity in earnings (loss) of unconsolidated joint ventures until all ownership interests have been sold.  The table below reflects those properties that were deconsolidated during the years ended December 31, 2013 and 2012, and therefore no longer represent the consolidated assets and liabilities of the VIE.

	December 31, 2013	December 31, 2012
Investment properties	$(177,949)	(65,881)
Acquired lease intangibles	(27,013)	(11,505)
Below market lease intangibles	5,347	3,596
Mortgages payable	126,153	41,231
Net change to investment in and advances to unconsolidated joint ventures	$(73,462)	(32,559)

During the years ended December 31, 2013, 2012 and 2011, the joint venture with IPCC acquired thirty, twenty-four and twenty-two investment properties, respectively.  In conjunction with the sales of ownership interest, the Company recorded gains of approximately $1,433, $766 and $1,366 for the years ended December 31, 2013, 2012 and 2011, respectively. These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

Variable Interest Entity Financial Information

The following table presents certain assets and liabilities of consolidated variable interest entities ("VIEs"), which are included in the Consolidated Balance Sheets as of December 31, 2012. There were no consolidated VIE assets and liabilities as of December 31, 2013.  The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation.

December 31, 2012
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Net investment properties	$55,823
Other assets	8,589
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$64,412

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Mortgages payable	$33,085
Other liabilities	1,638

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$34,723

Change in Control Transactions

Prior to the change in control transactions, the Company accounted for its investment in each of the properties discussed below as equity method investees. The change in control transactions were accounted for as business combinations, which required the Company to record the assets and liabilities of each property at its fair value, which was derived using Level 3 inputs. Upon consolidation, the Company valued these properties utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, including discount rates and capitalization rates applied to the expected future cash flows of the property. The Company estimated the fair value of the remaining debt by discounting the future cash flows of the instrument at rates currently offered for similar debt instruments (Level 2). The gains (losses) resulting from the fair value adjustments of the respective assets acquired and liabilities assumed are reflected as gain (loss) from change in control of investment properties on the accompanying consolidated statements of operations and comprehensive income.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

On December 13, 2013, in a transaction to dissolve our joint venture with Pine Tree, the Company took control of Southshore Shopping Center and Pine Tree took control of Lantern Commons Shopping Center. This transaction resulted in a provision for asset impairment in the amount of $10,468 and is included in provision for asset impairment on the accompanying consolidated statements of operations and comprehensive income. No gain or loss was recorded upon consolidation of the assets and liabilities of Southshore Shopping Center.

Additionally, on June 3, 2013, the Company acquired NYSTRS interest in the IN Retail Fund, LLC joint venture and as a result owns 100 percent of the ownership interest in the 13 properties previously part of the joint venture. The assets, liabilities and results of operations of the related properties are now included in the Company's consolidated financial statements from the date of acquisition. The fair value of the portfolio was determined to be approximately $396,000 with the face value of total outstanding mortgage debt of approximately $152,204, which are both net of $3,742 of related premiums and discounts, plus other related assets and liabilities. The consolidation of these properties resulted in a gain of approximately $95,378.

On April 20, 2012, the Company, on behalf of the NARE/Inland North Aurora, LLC joint ventures, negotiated with the lender of the North Aurora Town Center development properties to repay the mortgage payable, which matured in July 2011, at a discount. The Company contributed $10,000 to repay the entire $30,537 outstanding mortgage, resulting in a gain on the extinguishment of debt in the amount of $20,537. In conjunction with this debt repayment, the joint ventures previously established to develop these properties were dissolved and the development properties and remaining indebtedness were consolidated by the Company. The consolidation of these properties resulted in a loss of approximately $19,494. The Company recorded a net gain on the change in control of $1,043 related to this transaction

On November 13, 2012, the Company, on behalf of the TDC/Inland Lakemoor, LLC joint venture, negotiated with the lender of the Shops at Lakemoor development property to repay the mortgage payable, which matured in October 2012, at a discount. The joint venture previously established to develop this property was dissolved and the development property and remaining indebtedness were consolidated by the Company. The consolidation of this property resulted in a loss of approximately $11,041. The Company then repaid the entire $22,105 mortgage with a payment of $11,000, resulting in a gain on the extinguishment of debt in the amount of $11,105. The Company recorded a net gain on the change in control of $65 related to this transaction.

On February 1, 2011, the Company took control of Orchard Crossing, a property previously held through its joint venture with Pine Tree. The consolidation of this property resulted in a net loss of $1,400.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Southshore Shopping Center December 31, 2013	IN Retail Fund, LLC December 31, 2013	North Aurora Town Center December 31, 2012	Shops at Lakemoor December 31, 2012	Orchard Crossing December 31, 2011
Investment properties:
Land	$398	103,430	1,127	—	6,026
Building and improvements	1,195	238,482	3,512	—	11,475
Construction in progress	—	—	7,970	11,000	1,300
Investment properties	1,593	341,912	12,609	11,000	18,801
Cash	—	5,609	—	65	—
Accounts receivable	—	7,668	—	—	—
Acquired lease intangibles	—	89,871	2,876	—	2,526
Deferred costs	88	1,134	—	—	—
Other assets	6	587	74	—	299
Total assets acquired	1,687	446,781	15,559	11,065	21,626

Accounts payable and accrued expenses	36	12,482	—	—	294
Mortgages payable, net (a)	—	155,946	4,300	22,105	14,800
Acquired below market lease intangibles	—	32,415	—	—	1,527
Other liabilities	—	1,529	85	—	—

Net assets acquired	$1,651	244,409	11,174	(11,040)	5,005

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

The following table summarizes the investment in the joint ventures:

	Southshore Shopping Center December 31, 2013	IN Retail Fund, LLC December 31, 2013	North Aurora Town Center December 31, 2012	Shops at Lakemoor December 31, 2012	Orchard Crossing December 31, 2011
Investments in and advances to unconsolidated joint ventures prior to change in control transaction	$5,402	28,328	—	—	6,597
Investments in and advances to unconsolidated joint ventures activity	—	(365)	10,131	(11,105)	282
Gain (loss) from change in control of investment properties	(3,751)	95,378	1,043	65	(1,400)
Cash received	—	—	—	—	(499)
Cash paid	—	121,068	—	—	—
Closing credits	—	—	—	—	25
Net assets acquired	$1,651	244,409	11,174	(11,040)	5,005

The following unaudited condensed pro forma consolidated financial statements for the years ended December 31, 2013 and 2012 include adjustments related to the acquisition of the ownership interest in IN Retail Fund, LLC which is considered material to the consolidated financial statements, assuming the acquisition had been consummated as of January 1, 2012. On a pro forma basis, the Company assumes shares outstanding as of December 31, 2013 were outstanding as of January 1, 2012. The following unaudited condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming this acquisition had been consummated as of January 1, 2012 nor does it purport to represent the results of operations for future periods.

	2013			2012
	Historical	Pro Forma Adjustments	As Adjusted (unaudited)	Historical	Pro Forma Adjustments	As Adjusted (unaudited)
Total revenues	183,374	18,703	202,077	151,575	43,260	194,835

Net income attributable to Inland Real Estate Corporation	111,684	(7,244)	104,440	17,759	(18,699)	(940)

Net income attributable to common stockholders	$102,735	(7,244)	$95,491	9,849	(18,699)	(8,850)

Net income attributable to common stockholders per weighted average common share - basic	$1.08		$0.96	0.11		(0.09)

Net income attributable to common stockholders per weighted average common share - diluted	$1.08		$0.96	0.11		(0.09)

Weighted average number of common shares outstanding - basic	95,279		99,051	89,006		98,006

Weighted average number of common shares outstanding - diluted	95,562		99,335	89,161		98,161

Development Joint Ventures

When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at its fair value, which would typically be derived using Level 3 inputs.

The impairment of assets during the year ended December 31, 2013 and 2011 at the joint venture level and the Company's pro-rata share are included in the table below. No impairment losses were required or recorded during the year ended December 31, 2012. The Company's pro-rata share of the loss is included in equity in earnings (loss) of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

	Year ended December 31, 2013		Year ended December 31, 2011
Joint Venture Entity	Total impairment	Company’s pro rata share	Total impairment	Company’s pro rata share
NARE/Inland North Aurora I	$—	—	7,371	3,317
NARE/Inland North Aurora II	—	—	1,200	540
NARE/Inland North Aurora III	—	—	8,816	3,967
TMK/Inland Aurora Venture LLC	1,730	692	—	—
	$1,730	692	17,387	7,824

Additionally, during the year ended December 31, 2011, the Company determined that, based on the fair value of the related properties, the investments in certain development joint ventures were not recoverable. Therefore, the following impairment losses were recorded to reflect the investments at fair value, which were derived using Level 3 inputs and are included in provision for asset impairment for the year ended December 31, 2011 on the accompanying consolidated statements of operations and comprehensive income.  No impairment adjustments were required or recorded during the years ended December 31, 2013 and 2012.

Joint Venture Entity	Year ended December 31, 2011
NARE/Inland North Aurora I	$382
NARE/Inland North Aurora II	1,535
NARE/Inland North Aurora III	3,306
$5,223

Joint Venture Financial Statements

Summarized financial information for the unconsolidated joint ventures is as follows:

	December 31, 2013	December 31, 2012
Balance Sheet:
Assets:
Investment in real estate, net	$658,562	888,476
Other assets	75,969	84,921
Total assets	$734,531	973,397

Liabilities:
Mortgage payable (a)	$322,184	460,116
Other liabilities	70,393	90,989
Total liabilities	$392,577	551,105

Total equity	$341,954	422,292

Total liabilities and equity	$734,531	973,397

Investment in and advances to unconsolidated joint ventures	$119,476	129,196

	December 31, 2013	December 31, 2012	December 31, 2011
Statement of Operations:
Total revenues	$103,742	126,042	72,806
Total expenses (b)	(97,198)	(109,789)	(93,563)
Loss from continuing operations	$6,544	16,253	(20,757)

Inland’s pro rata share of income (loss) from continuing operations (c)	$7,893	2,875	(8,124)
 _____________________________________

(a)	Includes $5,159 of unamortized mortgage premiums and discounts.

(b)
Total expenses for the years ended December 31, 2013 and 2011 include impairment charges in the amount of $1,730 and $17,387, respectively. No impairment charges were recorded during the year ended December 31, 2012.

(c)	IRC’s pro rata share includes the amortization of certain basis differences and an elimination of IRC’s pro rata share of the management fee expense.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

Financial Information of Individually Significant Unconsolidated Joint Ventures

Following is summarized financial information for INP Retail LP.  For financial reporting purposes, the Company considers this joint venture to be an individually significant unconsolidated joint venture.

	INP Retail, LP
	December 31, 2013	December 31, 2012
Balance Sheet:
Assets:
Investment in real estate, net	$615,694	539,532
Other assets	43,051	26,375
Total assets	$658,745	565,907

Liabilities:
Mortgage payable	$297,510	246,051
Other liabilities	52,781	46,322
Total liabilities	350,291	292,373

Total equity	308,454	273,534

Total liabilities and equity	$658,745	565,907

	INP Retail, LP
	December 31, 2013	December 31, 2012	December 31, 2011
Statement of Operations:
Total revenues	$75,660	57,029	20,892
Total expenses	(70,827)	(63,182)	(23,075)
Income (loss) from continuing operations	$4,833	(6,153)	(2,183)

(4)    Acquisitions

Date Acquired	Property	City	State	GLA Sq. Ft.	Approximate Purchase Price
01/24/13	Family Dollar (a)	Abilene	TX	9,180	$1,142
01/24/13	Family Dollar (a)	Colorado City	TX	8,320	1,009
02/12/13	Mariano's (a)	Palatine	IL	71,324	22,675
02/12/13	Mariano's (a) (b)	Vernon Hills	IL	71,248	27,883
04/17/13	Family Dollar (a)	Cameron	TX	8,320	938
04/17/13	Family Dollar (a)	Charleston	MO	8,320	1,107
04/17/13	Family Dollar (a)	Wausaukee	WI	8,000	1,137
04/17/13	Winfield Pointe Center (c)	Winfield	IL	19,888	(c)
04/17/13	Eola Commons (c)	Aurora	IL	23,080	(c)
04/24/13	Warsaw Commons (d)	Warsaw	IN	87,826	11,393
07/26/13	Freedom Commons (a)	Naperville	IL	42,218	24,400
09/10/13	Dollar General (a)	Lafayette	WI	9,026	944
09/10/13	Dollar General (a)	Gale	WI	9,026	945
09/11/13	Dollar General (a) (e)	Mobile	AL	9,100	1,219
09/11/13	Dollar General (a) (e)	LaGrange	GA	9,100	1,145
09/11/13	Dollar General (a) (e)	Midland City	AL	12,382	1,393
09/11/13	Dollar General (a) (e)	Woodville	AL	9,026	1,067
09/11/13	Dollar General (a) (e)	Fortson	GA	9,100	1,173
09/11/13	Dollar General (a) (e)	Warrior	AL	9,100	1,089
09/25/13	Family Dollar (a)	Marion	IL	8,000	1,474
10/18/13	Mariano's (a)	Elmhurst	IL	76,236	20,359
11/04/13	7-Eleven Portfolio (a)	Various	OH	29,813	29,000
12/20/13	Goldenrod Marketplace (f)	Orlando	FL	91,497	16,580

	Total			639,130	$168,072
 ________________________________________

(a)	These properties were deconsolidated during the year ended December 31, 2013 as a result of sales of ownership interests to investors.

(b)	Subsequent to the original purchase, on March 14, 2013, the Company acquired an additional 82,328 square foot parking lot for approximately $4,238, which is included in the purchase price above.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

(d)	This property is subject to future earnout payments of approximately $1,800, the fair value as calculated based on anticipated payments, of which $1,225 has already been paid.

(e)	These properties were contributed to the joint venture in September 2013 by IPCC.

(f)	This property is subject to future earnout payments of approximately $2,600, the fair value as calculated based on anticipated payments.
During the year ended December 31, 2013, consistent with the Company's growth initiative, the Company acquired the investment properties listed above, which were consolidated upon acquisition. The Company acquired 100% of the beneficial interests of each property for an aggregate purchase price of approximately $168,072.

The following table presents certain additional information regarding the Company's acquisitions during the year ended December 31, 2013. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date were as follows:

Property	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles
Family Dollar	$145	907	93	3
Family Dollar	6	993	21	11
Mariano's	4,239	14,846	3,590	—
Mariano's	6,688	17,194	4,001	—
Family Dollar	39	781	127	9
Family Dollar	195	799	113	—
Family Dollar	92	905	140	—
Winfield Pointe Center	697	1,364	661	139
Eola Commons	1,078	2,017	1,016	117
Warsaw Commons	1,519	8,418	2,394	938
Freedom Commons	10,880	11,854	3,891	2,225
Dollar General	96	819	30	1
Dollar General	119	795	32	1
Dollar General	213	947	59	—
Dollar General	97	992	56	—
Dollar General	135	1,188	70	—
Dollar General	68	948	51	—
Dollar General	188	929	56	—
Dollar General	382	644	63	—
Family Dollar	400	1,013	61	—
Mariano's	4,752	12,321	3,286	—
7-Eleven Portfolio (a)	4,921	19,886	4,193	—
Goldenrod Marketplace	3,150	11,429	2,512	511

Total	$40,099	111,989	26,516	3,955
_____________________________________

(a)	The portfolio includes twelve properties leased to 7-Eleven.

The Company has not included pro forma financial information related to the above properties acquired during the year ended December 31, 2013. Properties acquired through our joint venture with IPCC are only consolidated for a short period of time until the first sale to DST investors at which point, they become unconsolidated. The acquisitions of Eola Commons and Winfield Point Center were the result of the settlement of outstanding notes receivable. On July 25, 2013, the Company sold Eola Commons and it is the Company's intention to sell Winfield Point Center in the near term. The Company acquired two investment properties, Warsaw Commons and Goldenrod Marketplace with the intention of holding these properties long-term, however, management has deemed pro forma information immaterial to the overall consolidated financial statements.

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
December 31, 2013

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at December 31, 2013 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$—	—	—
Total assets	$—	—	—

Derivative interest rate instruments liabilities (a)	$—	4,904	—
Variable rate debt (b)	—	—	363,788
Fixed rate debt (b)	—	—	509,929
Total liabilities	$—	4,904	873,717

	Fair value measurements at December 31, 2012 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$7,711	—	—
Total assets	$7,711	—	—

Derivative interest rate instruments liabilities (a)	$—	10,031	—
Variable rate debt (b)	—	—	359,089
Fixed rate debt (b)	—	—	398,752
Total liabilities	$—	10,031	757,841
_____________________________________

(a)	The Company entered into these interest rate swaps as a requirement under certain secured mortgage loans.

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

Level 3
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders. At December 31, 2013 and 2012, the Company used rates of 3.7% and 4.2%, respectively, for fixed rate debt and 2.3% and 2.6%, respectively, for variable rate debt.  The Company has not elected the fair value option with respect to its debt.  The Company’s financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at December 31, 2013 and 2012.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis.  The Company recognized certain non-cash impairment charges to write down the investments to their fair values in the years ended December 31, 2013 and 2012.  The asset groups that were impaired to fair value through this evaluation were:

	Year ended December 31, 2013		Year ended December 31, 2012
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss
Investment properties	$17,850	5,748	7,400	722
Investment in and advances to unconsolidated joint ventures	1,593	10,468	—	—
	$19,443	16,216	7,400	722

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

(6)    Mortgages and Notes Receivable

In conjunction with the sale of Montgomery Plaza in Montgomery, Illinois, the Company gave a purchase money mortgage to the buyer in the amount of $515.  The buyer was required to pay interest only on a monthly basis at a rate of 6.0% per annum, as well as monthly payments for taxes and insurance.  The loan matured on May 1, 2012. The Company received the entire balance of the mortgage receivable and accrued interest upon maturity. The Company recorded $10 and $31 of interest income for the years ended December 31, 2012, and 2011, respectively.

In April 2012, the Company entered into a loan agreement with a developer of the Warsaw Commons Shopping Center in Warsaw, Indiana.  The loan provided construction financing to the developer to complete the development of 87,826 square feet of rentable space.  The loan accrued interest at a rate of 7.0% per annum and was added to the balance of the loan on a monthly basis until the interest reserve was met, at which point the borrower began making cash payments.  The maximum loan amount under the agreement is $11.545.  The total outstanding balance, plus accrued interest was due upon the May 31, 2013 maturity date.  In conjunction with this loan agreement, the Company earned a fee of $115, equal to 1.0% of the maximum allowed under the loan. Total interest income earned during the years ended December 31, 2013 and 2012 was $234 and $335, respectively.  Upon completion of the development, the Company had the obligation to acquire the property at a pre-determined price, expected to be approximately $13,000. Due to the Company's purchase obligation, the loan fee and interest income earned have not been reflected as income in the accompanying consolidated statements of operations and comprehensive income.

On April 24, 2013, the Company acquired title to the Warsaw Commons Shopping Center for a price of $11,393, subject to future earnout payments. Future earnout payments are estimated to be approximately $1,800, of which approximately $1,225 has already been paid. The balance of the outstanding note was $10,957, and for financial statement purposes was $10,272, at

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

the time of closing. The settlement of this outstanding note resulted in a gain of $685 during the year ended December 31, 2013.

In May 2012, the Company, through its TRS, paid approximately $3,969 to acquire the notes on two properties which were in default.  The loans were acquired at a discount to the outstanding balance.  The TRS acquired for $1,800, the $3,720 note encumbering the Winfield Pointe Shopping Center, located in Winfield, Illinois and acquired for $2,169, the $4,500 note encumbering the Eola Commons Shopping Center located in Aurora, Illinois.  During the year ended December 31, 2012, the TRS received a cash distribution of $550 from funds held by the current receiver, which was recorded as interest income in the accompanying consolidated statements of operations and comprehensive income. The TRS obtained title to each of these properties through foreclosure proceedings during the year ended December 31, 2013

Upon the April 17, 2013 ownership transfer, the Company valued these properties utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, using discount rates and capitalization rates applied to the expected future cash flows of the property. In conjunction with the acquisitions, the notes were extinguished. The fair value of Eola Commons was determined to be $3,994 and the fair value of Winfield Pointe Center was $2,583. Consolidating the two properties upon acquisition resulted in a gain of $2,410.

On July 25, 2013, the TRS sold the Eola Commons Shopping Center, and intends to sell Winfield Pointe Shopping Center.

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

Amounts paid to TIGI and/or its affiliates for services and office space provided to the Company are set forth below.

	December 31, 2013	December 31, 2012	December 31, 2011
Investment advisor	$58	105	99
Loan servicing	128	130	121
Property tax payment/reduction work	255	257	238
Computer services	720	517	584
Other service agreements	214	172	184
Broker commissions	120	587	519
Office rent and reimbursements	479	471	411
Total	$1,974	2,239	2,156

During the years ended December 31, 2012 and 2011, the Company paid a total of $292 and $242, respectively, in mortgage brokerage fees to Grubb & Ellis Company (“Grubb & Ellis”).  No mortgage brokerage fees were paid to Grubb & Ellis during the year ended December 31, 2013. Thomas P. D’Arcy, one of the Company’s independent directors, served as the president, chief executive officer and a member of the board of directors of Grubb & Ellis until April 2012. Mr. D’Arcy did not participate in these transactions and did not have a material interest in them. Joel Simmons, one of the Company’s directors, had an indirect personal interest as a broker in these transactions. Mr. Simmons served as an executive vice president of Grubb & Ellis until April 2012. Currently, Mr. Simmons is the Executive Managing Director of BGC Partners, a global provider of real estate services. The Company paid mortgage brokerage fees to BGC Partners of $223 for the year ended December 31, 2012. No mortgage brokerage fees were paid to BGC Partners during the years ended December 31, 2013 and 2011.

(8)    Stock Option Plan

The Company adopted the Independent Director Stock Option Plan (“Plan”) with the commencement of its first offering in 1994.  A total of 50 shares were authorized and reserved for issuance under this Plan.  Only independent directors were eligible to participate in the Plan.  The Plan granted each Independent Director an option to acquire 3 shares of common stock as of the date they became a director and an additional 1 share on the date of each annual stockholders’ meeting.  The options for the initial 3 shares granted were exercisable as follows: 1 share on the date of grant and 1 share on each of the first and second anniversaries of the date of grant.  The succeeding options were exercisable on the second anniversary of the date of grant.  As of December 31, 2013, options to purchase all 50 authorized shares were issued, of which 29 have been exercised, 6 were retired and 3 have expired.  The remaining options have exercise prices ranging from $10.45 to $15.62 per share.

In 2005, the Company adopted the 2005 Equity Award Plan (“2005 Plan”).  The 2005 Plan governs grants of equity based awards to our officers, employees and directors.  A total of 49 options have been issued to board members and a total of 21 have been issued to certain of the Company’s executive officers as of December 31, 2013, of which 12 have been exercised.  The outstanding options have exercise prices ranging from $6.85 to $19.96 per share.

(9)    Discontinued Operations

During the years ended December 31, 2013, 2012 and 2011, the Company sold a total of nineteen investment properties and a portion of four investment properties.  The following table summarizes the properties sold, date of sale, indebtedness repaid, if any, approximate cash received (paid) net of closing costs, gain (loss) on sale, whether the sale qualified as part of a tax deferred exchange and applicable asset impairments.

Property Name	Date of Sale	Indebtedness repaid	Cash Received (Paid) net of closing costs	Gain (loss) on Sale	Tax Deferred Exchange	Provision for Asset Impairment
Schaumburg Golf Road Retail	February 14, 2011	$—	$2,090	$197	No	$—
Park Center Plaza (partial)	August 18, 2011	—	2,977	358	No	—
Rose Plaza East & West	October 7, 2011	—	4,899	895	No	—
Orland Park Retail	October 28, 2011	—	920	59	No	—
Grand Traverse Crossings	June 7, 2012	—	1,018	—	No	1,068
Riverplace Center	June 15, 2012	—	4,067	—	No	356
Walgreens - Jennings, MO	August 1, 2012	—	2,134	349	No	—
Hartford Plaza	October 9, 2012	—	4,180	1,281	Yes	—
Butera Market	December 6, 2012	—	5,563	1,749	Yes	—
10th Street Center	December 6, 2012	—	1,510	—	No	2,139
Quarry Outlot	February 20, 2013	—	3,081	1,999	No	—
Oak Lawn Town Center	March 5, 2013	—	3,005	681	No	—
Winnetka Commons	May 14, 2013	—	3,573	556	No	—
Cub Foods - Buffalo Grove	May 31, 2013	3,838	2,241	—	No	369
Berwyn Plaza	July 3, 2013	—	1,448	(101)	No	—
Eola Commons	July 25, 2013	—	4,111	(537)	No	—
Orland Greens	August 15, 2013	—	4,429	1,162	No	—
Regal Showplace (partial)	October 1, 2013	—	1,838	334	No	—
Naper West	October 30, 2013	—	20,140	4,031	No	—
Park Square (partial)	December 4, 2013	10,000	(868)	—	No	2,612
Lansing Square (partial)	December 20, 2013	—	5,052	469	No	—
Rite-Aid	December 23, 2013	—	2,379	602	No	—

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of December 31, 2013, there were no properties classified as held for sale.

On the accompanying consolidated balance sheets at December 31, 2013 and 2012, the Company has recorded $197 and $231, respectively of assets related to discontinued operations and $47 and $51, respectively of liabilities related to discontinued operations.  These amounts are reflected as a component of other assets and other liabilities on the accompanying consolidated balance sheets.  Additionally, for the years ended December 31, 2013, 2012 and 2011, the Company has recorded income from discontinued operations of $11,910, $2,659 and $2,245, respectively, including gains on sale of $9,196, $3,380 and $1,510, respectively.  Two investment properties sold during the year ended December 31, 2013 were sold at prices below their current carrying value and as a result, a provision for asset impairment totaling $2,981 was recorded during the year ended December 31, 2013. Three investment properties sold during the year ended December 31, 2012 were sold at prices below their current carrying value and as a result, a provision for asset impairment totaling $722 and $2,841 was recorded during the years ended December 31, 2012 and 2011, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

(10)    Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2014	$121,689
2015	109,741
2016	95,701
2017	83,562
2018	67,086
Thereafter	199,423
Total	$677,202

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

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $1,322, $910 and $1,562 for the years ended December 31, 2013, 2012 and 2011, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $21,865 and $20,543 in related accounts receivable as of December 31, 2013 and 2012, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

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

The Company had no uncertain tax positions as of December 31, 2013.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2013. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the years ended December 31, 2013, 2012 and 2011 or in the consolidated balance sheets as of December 31, 2013 and 2012. As of December 31, 2013, returns for the calendar years 2010 through 2012 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

The TRS entities' benefit (expense) provision for income taxes for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

	2013	2012	2011
Current:
Federal	$5,463	(5,116)	(753)
State	(60)	(1,354)	(191)
Deferred:
Federal	(4,023)	4,427	2,179
State	(15)	1,415	696
Valuation Allowance	1,356	6,974	(1,299)
Total income tax benefit	$2,721	6,346	632

The actual income tax expense of the TRS entities for the years ended December 31, 2013, 2012 and 2011 differs from the “expected” income tax expense (computed by applying the appropriate U.S. Federal income tax rate to earnings before income taxes) as a result of the following:

	2013	2012	2011
Computed “expected” income tax benefit (expense) (34%)	$1,303	(729)	1,437
State income taxes, net Federal income tax effect	65	(25)	344
Permanent differences	(3)	126	150
Change in valuation allowance	1,356	6,974	(1,299)
	$2,721	6,346	632

The components of the deferred tax assets and deferred tax liabilities relating to the TRS entities at December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
Deferred Tax Assets
Building and improvements, principally due to differences in depreciation	$34	93
Prepaid rents	30	2
Deferred interest expense	—	421
Amortization of organization costs	12	19
Equity in earnings of unconsolidated joint ventures and amortization of basis differences	28	25
Asset impairments	14,309	19,017
Capitalized real estate taxes	290	252
Capitalized interest	284	352
State Net Operating Losses	757	—
Gross deferred tax assets	15,744	20,181
Valuation allowance	(1,240)	(2,596)
Total deferred tax assets	$14,504	17,585

Deferred Tax Liabilities
Straight-line rent	11	11
Investment in joint ventures	479	810
Amortization of lease intangibles	(87)	(15)
Total deferred tax liabilities	$403	806
Net deferred tax assets	$14,101	16,779

The Company estimated its income tax expense relating to its TRS entities using a combined federal and state rate of approximately 40% for the tax years ended December 31, 2013, 2012 and 2011.

The valuation allowance for deferred tax assets decreased by $1,356 in 2013. The decrease in this allowance was primarily due to adjustments to the beginning-of-the-year balance of the valuation allowance because of a change in circumstances that caused a change in judgment about the realizability of the related deferred tax assets in future years. The Company believes that it is more likely than not that the benefit from certain impairment losses will not be realized. In recognition of this uncertainty, we have provided a valuation allowance of $1,240 on the deferred tax assets relating to these impairment losses. The Company's judgment changed due to the change in control transactions described in Note 3 and the related fair value adjustments.

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary difference, future projected taxable income and tax planning strategies.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment.  The Company has recorded $1,240 and $2,596, as a valuation allowance against its deferred tax assets at December 31, 2013 and 2012, respectively.  The balance of deferred tax assets and deferred tax liabilities are included in other assets and other liabilities, respectively, on the accompanying consolidated balance sheets.

(12)    Distributions

For federal income tax purposes, distributions may consist of ordinary dividend income, non-taxable return of capital, capital gains or a combination thereof.  Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income or capital gain distributions.  Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and reduce the recipient’s basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the recipient's basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for income tax purposes) constitute taxable gain.

In order to maintain the Company’s status as a REIT, the Company must distribute at least 90% of its taxable income, subject to certain adjustments, to its stockholders.  For the years ended December 31, 2013 and 2012, the Company’s taxable income was $48,257 and $61,378, respectively.  Holders of the Company's Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum.  The Company declared monthly distributions on our Preferred Stock totaling $8,949 and $7,910, or $2.03 on an annual basis per share for the years ended December 31, 2013 and 2012, respectively. The following table sets forth the taxability of distributions on preferred shares, on a per share basis, paid in 2013 and 2012:

	2013 (a)	2012 (b)
Ordinary income	$2.031	2.031
Qualified dividends (c)	0.002	0.329
 _____________________________________

(a)
The January distribution declared on December 16, 2013, with a record date of January 2, 2014 and a payment date of January 15, 2014, is reportable for tax purposes in 2014 and is not reflected in the 2013 allocation.

(b)
The January distribution declared on December 14, 2012, with a record date of January 2, 2013 and a payment date of January 15, 2013, is reportable for tax purposes in 2013 and is not reflected in the 2012 allocation.

(c)	Represents additional characterization of amounts included in Ordinary income

The Company declared monthly distributions to its common stockholders totaling $54,503 and $50,833 or $0.57 on an annual basis per share for the years ended December 31, 2013 and 2012, respectively.  Future distributions are determined by the Company’s board of directors.  The Company expects to continue paying distributions to maintain its status as a REIT.  The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2013 and 2012:

	2013 (a)	2012 (b)
Ordinary income	$0.414	0.602
Non-taxable return of capital	0.124	—
Qualified dividends (c)	—	0.098
 _____________________________________

(a)
The January distribution declared on December 17, 2013, with a record date of December 31, 2013 and a payment date of January 17, 2014, is reportable for tax purposes in 2014 and is not reflected in the 2013 allocation.

(b)
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

(c)	Represents additional characterization of amounts included in Ordinary income

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

(13)    Secured and Unsecured Debt

Total Debt Maturity Schedule

The following table presents the principal amount of total debt maturing each year, including amortization of principal, based on debt outstanding at December 31, 2013:

	2014 (a)		2015	2016	2017		2018		Thereafter	Total
Fixed rate debt	$162,160	(b)	37,849	8,974	46,168		368		227,305	482,824	(c)
Weighted average interest rate	5.38%		6.11%	5.00%	5.05%		—%		5.10%	5.26%
Variable rate debt	$6,200		—	35,000	95,000	(d)	230,000	(e)(f)	—	366,200	(c)
Weighted average interest rate	0.29%		—%	2.62%	1.89%		2.20%		—%	2.13%
_____________________________________

(a)
Approximately $168,360 of the Company's mortgages payable, including required monthly principal amortization, matures prior to the end of 2014. Included in the debt maturing in 2014 is outstanding principal of approximately $90,247 secured by the Company's Algonquin Commons property, which is currently subject to foreclosure litigation and the Company cannot currently predict the outcome of the litigation. The Company intends to repay the remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

(b)
Included in the debt maturing in 2014 are the Company’s convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require the Company to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets at December 31, 2013 reflect the value of the notes including the remaining unamortized discount of $425.

(c)
The total debt above reflects the total principal amount outstanding. The consolidated balance sheets at December 31, 2013 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $3,023.

(d)
Included in the debt maturing during 2017 is the Company's unsecured line of credit facility, totaling $95,000. The Company pays interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company's leverage ratio. As of December 31, 2013, the weighted average interest rate on outstanding draws on the line of credit facility was 1.89%. This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of December 31, 2013, the Company was in compliance with these financial covenants.

(e)
Included in the debt maturing during 2018 is the Company’s $180,000 term loan which matures in August 2018. The Company pays interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of December 31, 2013, the weighted average interest rate on the term loan was 1.84%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2013, the Company was in compliance with these financial covenants.

(f)
Included in the debt maturing during 2018 is the Company’s $50,000 term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of December 31, 2013, the interest rate on this term loan was 3.50%. This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2013, the Company was in compliance with these financial covenants.

Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  The face value of mortgage loans outstanding as of December 31, 2013 was $494,809 and they bore interest at a weighted average interest rate of 5.03% per annum.  The consolidated balance sheets at December 31, 2013 reflect the fair value of the mortgage debt, including the remaining unamortized mortgages premium/discount of $3,023. Of this amount, $453,609 bore interest at fixed rates ranging from 4.00% to 6.50% per annum and a weighted average fixed rate of 5.28% per annum as of December 31, 2013.  The remaining $41,200 of mortgage debt bears interest at variable rates with a weighted average interest rate of 2.27% per annum as of December 31, 2013.  As of December 31, 2013, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through February 2023.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

In June 2012, a Company subsidiary ceased paying the monthly debt service on the two mortgage loans secured by both phases of Algonquin Commons. The Company subsidiary had hoped to reach an agreement with the special servicer that would revise the loan structure to make continued ownership of the property economically feasible. In January 2013, the Company subsidiary received notice that a complaint had been filed by the lender to Algonquin Commons, alleging events of default under the loan documents and seeking to foreclose on the property. In connection with the complaint, the plaintiff filed a motion for appointment of a receiver and the court granted the motion and issued an order effective February 28, 2013, appointing a receiver for the property. As a result, the receiver and its affiliated management company are now managing and operating Algonquin Commons and are now collecting all rents for the property. The Company cannot currently estimate the impact the dispute will have on its consolidated financial statements and may not be able to do so until a final outcome has been reached. The Company subsidiary believes the payment guaranty has, however, ceased and is of no further force and effect as a result of the conditions for termination having been met when the performance metrics set forth in the payment guaranty were

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

met. As the Company has previously disclosed, if it is required to pay the full $18,600 outstanding under the guarantee, or a foreclosure occurs, there could be a material adverse effect on its cash flows and results of operations for the period and the year in which it occurs. The Company believes these events would not have a material effect on its consolidated balance sheets because there would be a corresponding reduction in both assets and liabilities. If the Company is required to pay under the payment guarantee, it would expect to fund this payment using available cash and/or a draw on its unsecured line of credit facility.

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

The Company currently has one interest rate swap outstanding that is used to hedge the variable cash flows associated with its variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.  The Company has entered into one interest rate swap contract as a requirement under a secured mortgage and the hedging relationship is considered to be highly effective as of December 31, 2013.

Amounts reported in comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $2,068 will be reclassified from comprehensive income (expense) as an increase to interest expense over the next twelve months.

In December 2010, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $60,000 and a maturity date of December 21, 2020 associated with the debt secured by first mortgages on a pool of eight investment properties. This interest rate swap fixed the floating LIBOR based debt under a variable rate loan to a fixed rate debt at an interest rate of 3.627% per annum plus the applicable margin to manage the risk exposure to interest rate fluctuations, or an effective fixed rate of 6.027% per annum. Also included in the December 31, 2012 balance is a floating-to-fixed interest rate swap agreement the Company's joint venture with IPCC entered into with an original notional value of $9,545, associated with the debt secured by a first mortgage on the Dick's Sporting Goods property. During the year ended December 31, 2013, this property was deconsolidated.

As of December 31, 2013 and 2012, the Company had the following outstanding interest rate derivatives that are designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional
	December 31, 2013	December 31, 2012
Interest Rate Swaps	$60,000	$69,545

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of December 31, 2013 and 2012.

	Liability Derivatives As of December 31, 2013		Liability Derivatives As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$4,904	Other liabilities	$10,031

The table below presents the effect of the Company’s derivative financial instruments on comprehensive income for the years ended December 31, 2013, 2012 and 2011.

	December 31, 2013	December 31, 2012	December 31, 2011
Amount of gain (loss) recognized in comprehensive income on derivative, net	$3,036	(3,706)	(8,369)
Amount of loss reclassified from accumulated comprehensive income into interest expense	2,091	2,071	2,065
Unrealized gain (loss) on derivative	$5,127	(1,635)	(6,304)

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.

As of December 31, 2013, the fair value of derivatives in a liability position related to this agreement was $4,904. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of $5,376.

Unsecured Credit Facilities

In 2012, the Company entered into amendments to its existing unsecured line of credit facility and term loan, together, the “Credit Agreements.”  Under the term loan agreement, the Company borrowed, on an unsecured basis, $175,000.  The aggregate commitment of the Company’s line of credit facility is $275,000, which includes a $100,000 accordion feature.  The access to the accordion feature is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms at the time of the borrowing and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.

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

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the Credit Agreements.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of December 31, 2013 and 2012, the outstanding balance on the line of credit facility was $95,000 and $80,000, respectively. As of December 31, 2013, the Company had up to $85,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013
no event will the interest rate on the outstanding principal balance be less than 3.5% per annum.  The Company may not prepay the loan in whole or in part prior to November 15, 2014.  On or after that date, the Company may prepay the loan in its entirety or in part, together with all interest accrued and may incur a prepayment penalty in conjunction with such prepayment.

Convertible Notes

In August 2010, the Company issued $29,215 in face value of 5.0% convertible senior notes due 2029 (the "Notes”), all of which remained outstanding at December 31, 2013.

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

Holders of the Notes may convert their Notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2029, but prior to the close of business on the second business day immediately preceding November 15, 2029, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of Notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of December 31, 2013, for each $1 principal amount of Notes was 102.8807 shares of the Company's common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $9.72 per share of common stock.

At December 31, 2013 and 2012, the Company has recorded $183, in each period, of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes. The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance. The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the convertible notes. The debt component is recorded at its fair value, which reflects an unamortized debt discount. The following table sets forth the net carrying values of the debt and equity components included in the consolidated balance sheets at December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
Equity Component (a)	$9,384	9,353

Debt Component	$29,215	29,215
Unamortized Discount (b)	(425)	(888)
Net Carrying Value	$28,790	28,327
_____________________________________

(a)	The equity component is net of unamortized equity issuance costs of $28 and $59 at December 31, 2013 and 2012, respectively.

(b)	The unamortized discount will be amortized into interest expense on a monthly basis through November 2014.

Total interest expense related to the convertible notes for the years ended December 31, 2013, 2012 and 2011 was calculated as follows:

	December 31, 2013		December 31, 2012		December 31, 2011
Interest expense at coupon rate	$1,472		1,472		4,725
Discount amortization	463		464		1,288
Total interest expense	$1,935	(a)	1,936	(a)	6,013	(b)
 _____________________________________

(a)	The effective interest rate of these convertible notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in August 2010.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

(b)
Included in the year ended December 30, 2011 are the notes previously issued in 2006 with an effective interest rate of 5.875%, the rate at which a similar instrument without the conversion feature could have been obtained in November 2006. These notes were paid in full during the year ended December 31, 2011.

(14)    Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of December 31, 2013 and 2012, options to purchase 70 and 83 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive. These options and convertible notes were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive for the periods presented.

As of December 31, 2013, 576 shares of common stock have been issued pursuant to employment agreements, employment incentives and as director compensation. Of the total shares issued, 239 have vested and 6 have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method unless the effect would be immaterial or anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	2013		2012		2011
Numerator:
Income (loss) from continuing operations	$99,769		15,033		(9,299)
Income from discontinued operations	11,910		2,659		2,245
Net income (loss)	111,679		17,692		(7,054)
Less: Net (income) loss attributable to the noncontrolling interest	5		67		(130)
Net income (loss) attributable to Inland Real Estate Corporation	111,684		17,759		(7,184)
Dividends on preferred shares	(8,949)		(7,910)		(948)
Net income (loss) attributable to common stockholders	$102,735		9,849		(8,132)
Denominator:
Denominator for net income (loss) per common share — basic:
Weighted average number of common shares outstanding	95,279		89,006		88,530
Effect of dilutive securities:
Unvested restricted shares	283	(a)	155	(a)	—	(b)
Denominator for net income (loss) per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	95,562		89,161		88,530
_____________________________________

(a)	Unvested restricted shares of common stock have a dilutive impact, although it is not material to the periods presented.

(b)
Unvested restricted shares of common stock, the effect of which would be anti-dilutive, were 103 for the year ended December 31, 2011. These shares were not included in the computation of diluted EPS as a loss from continuing operations was reported.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

On November 16, 2012, the Company entered into a new three-year Sales Agency Agreement with BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents"). The Sales Agency Agreement provides that the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150,000 from time to time through the Agents. As of December 31, 2013, the Company has issued an aggregate of approximately 996 shares of its common stock through the new ATM issuance program. The Company received net proceeds of approximately $9,948 from the issuance of these shares, comprised of approximately $10,100 in gross proceeds, offset by approximately $152 in commissions and fees. The Company intends to use the proceeds in accordance with the "Use of Proceeds" disclosure in the corresponding prospectus and any supplements to the prospectus, as file with the Securities and Exchange Commission. As of December 31, 2013, approximately $139,900 remained available for sale under this issuance program.

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

In February 2012, the Company issued 2,400 shares of Series A Preferred Stock at a public offering price of $25.3906 per share, for net proceeds of approximately $59,000, after deducting the underwriting discount, but before expenses. The Company used the net proceeds of the offering to purchase additional investment properties. As of December 31, 2013, the Company had no cumulative preferred stock dividends in arrears.

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

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award. Each director vests an equal portion of shares over a three-year vesting period, beginning one year from the date of issuance of the award.  The officers/directors may receive additional restricted shares of the Company’s common stock, which are also subject to the applicable vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $909, $643 and $397 were recorded in connection with the vesting of these shares, for the years ended December 31, 2013, 2012 and 2011, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

A summary of restricted stock grant activity for the years ended December 31, 2013, 2012, and 2011 is presented below:

	Unvested Restricted Shares	Weighted Average share price on the date of issuance
Outstanding at January 1, 2011	89
Shares granted	51	$8.76
Shares vested	(24)
Shares forfeited	(1)

Outstanding at December 31, 2011	115
Shares granted	148	$8.24
Shares vested	(32)

Outstanding at December 31, 2012	231
Shares granted	167	$9.75
Shares vested	(67)

Outstanding at December 31, 2013	331

As of December 31, 2013, the Company had approximately $1,971 in deferred stock compensation related to unvested shares, which it expects to recognize as the shares vest over the next five years.

(16)    Accumulated other comprehensive loss

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the year ended December 31, 2013.

	Unrealized gain (loss) on available for sale securities	Gain (loss) on derivative instruments	Total
Balance at December 31, 2012	$762	(10,031)	(9,269)

Other comprehensive income (loss) before reclassifications	(84)	3,036	2,952
Reclassification of gain on sale of investment securities	(678)	—	(678)
Amounts reclassified from accumulated other comprehensive income	—	2,091	2,091
Net other comprehensive income	(762)	5,127	4,365

Balance at December 31, 2013	$—	(4,904)	(4,904)

(17)    Segment Reporting

Guidance regarding the disclosures about segments of an enterprise and related information requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise.  The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Minnesota, Missouri, Nebraska, Ohio, Texas and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

(19)    Subsequent Events

The Company has evaluated events subsequent to December 31, 2013 through February 28, 2014, the date of the financial statement issuance.

Acquisitions
On January 2, 2014, the Company's joint venture with IPCC purchased three single tenant investment properties from an unaffiliated third party for approximately $10,240. The properties are located in Port St. Joe, Florida, Kokomo, Indiana and Trenton, Ohio, and contain a total of 35,270 square feet of leasable area and are 100% leased by CVS, O'Reilly's Auto Parts, and Walgreens, respectively.

On February 12, 2014, the Company's joint venture with IPCC purchased a single tenant investment property from an unaffiliated third party for approximately $26,500. The property is located in Framingham, Massachusetts, and contains 114,481 square feet of leasable area and is 100% leased by BJ's Wholesale Club. Simultaneously with the closing, the joint venture obtained secured financing on the property in the amount of $15,900.

On February 26, 2014, the Company's joint venture with IPCC purchased a single tenant investment property from an unaffiliated third party for approximately $11,024. The property is located in Olathe, Kansas and contains 71,927 square feet of leasable area and is 100% leased by Academy Sports.

Dispositions
On January 24, 2014, the Company sold a property, 100% leased to Dominick's, located in Countryside, Illinois to an unaffiliated third party for $3,000 a price above its current carrying value.

On February 4, 2014, the Company sold Golf Road Plaza, located in Niles, Illinois to an unaffiliated third party for $3,300, a price above its current carrying value.

Distributions
On January 15, 2014, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on January 2, 2014.

On January 15, 2014, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock.  This distribution was payable on February 18, 2014 to the stockholders of record at the close of business on February 3, 2014.

On January 17, 2014, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on December 31, 2013.

On January 17, 2014, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution was payable on February 18, 2014 to the stockholders of record at the close of business on January 31, 2014.

On February 14, 2014, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock.  This distribution is payable on March 17, 2014 to the stockholders of record at the close of business on March 3, 2014.

On February 18, 2014, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on February 3, 2014.

On February 18, 2014, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on January 31, 2014.

On February 18, 2014, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on March 17, 2014 to the stockholders of record at the close of business on February 28, 2014.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013

(20)    Quarterly Operating Results (unaudited)

The following represents results of operations for the quarters during the years 2013 and 2012

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenue	$47,676	51,836	42,931	40,931
Income (loss) from continuing operations	(9,087)	4,444	100,201	4,211
Net income (loss) attributable to common stockholders	(7,118)	3,487	101,675	4,691
Income (loss) from continuing operations per common share, basic	(0.14)	0.02	1.05	0.02
Income (loss) from continuing operations per common share, diluted	(0.14)	0.02	1.05	0.02
Net income (loss) per common share, basic	(0.10)	0.04	1.09	0.05
Net income (loss) per common share, diluted	(0.09)	0.03	1.09	0.05

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenue	$33,871	39,434	39,362	38,908
Income (loss) from continuing operations	9,411	755	6,601	(1,734)
Net income (loss) attributable to common stockholders	8,188	(498)	4,923	(2,764)
Income (loss) from continuing operations per common share, basic	0.08	(0.02)	0.05	(0.03)
Income (loss) from continuing operations per common share, diluted	0.08	(0.02)	0.05	(0.03)
Net income (loss) per common share, basic	0.09	(0.01)	0.06	(0.03)
Net income (loss) per common share, diluted	0.09	(0.01)	0.06	(0.03)

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Single-user
Carmax Schaumburg, IL	$—	7,142	13,460	1	7,142	13,461	20,603	6,768	1998	12/98
Carmax Tinley Park, IL	9,830	6,789	12,112	5	6,789	12,117	18,906	6,092	1998	12/98
Cub Foods Hutchinson, MN	—	875	4,589	(68)	875	4,521	5,396	1,845	1999	01/03
Disney Celebration, FL	—	2,175	25,354	211	2,175	25,565	27,740	9,613	1995	07/02
Dominick’s Countryside, IL	1,374	1,375	758	—	1,375	758	2,133	407	1975	12/97
Freeport Commons (f/k/a Staples) Freeport, IL	—	725	1,970	(244)	725	1,726	2,451	901	1998	12/98
Fresh Market Lincolnshire Lincolnshire, IL	—	1,140	2,383	2	1,140	2,385	3,525	40	2013	10/12
Glendale Heights Retail Glendale Heights, IL	—	1,265	6,943	(481)	1,265	6,462	7,727	3,500	1997	09/97
Mosaic Crossing West Chicago, IL	—	1,980	4,325	1,400	1,980	5,725	7,705	2,417	1990	01/98
PetSmart Gurnee, IL	1,959	915	2,389	—	915	2,389	3,304	1,009	1997	04/01
Pick 'N Save Waupaca, WI	3,851	1,196	6,942	(922)	1,196	6,020	7,216	1,628	2002	03/06
Roundy’s Menomonee Falls, WI	10,300	4,875	15,848	(2,408)	4,875	13,440	18,315	1,443	2010	11/10
Verizon Joliet, IL	—	170	883	48	170	931	1,101	497	1995	05/97

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2013

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Neighborhood Retail Centers
22nd Street Plaza Outlot Oakbrook Terrace, IL	$—	750	1,230	563	750	1,793	2,543	993	1985	11/97
Big Lake Town Square Big Lake, MN	—	1,978	8,028	(228)	2,136	7,642	9,778	2,226	2005	01/06
Brunswick Market Center Brunswick, OH	—	1,516	11,193	3,837	1,552	14,994	16,546	5,519	97/98	12/02
Cliff Lake Centre Eagan, MN	4,439	2,517	3,057	791	2,517	3,848	6,365	2,380	1988	09/99
Cobbler Crossing Elgin, IL	6,464	1,840	8,516	(2,571)	1,840	5,945	7,785	121	1993	05/97
Downers Grove Market Downers Grove, IL	—	6,224	11,617	(259)	6,224	11,358	17,582	5,785	1998	03/98
Dunkirk Square Maple Grove, MN	4,050	2,173	5,758	1,309	2,085	7,155	9,240	3,885	1998	09/99
Eastgate Center Lombard, IL	—	4,252	2,570	2,718	4,252	5,288	9,540	3,196	1959	07/98
Edinburgh Festival Brooklyn Park, MN	4,063	2,214	6,366	236	2,225	6,591	8,816	3,102	1997	10/98
Elmhurst City Centre Elmhurst, IL	—	2,050	2,739	65	2,050	2,804	4,854	1,361	1994	02/98
Forest Lake Marketplace Forest Lake, MN	8,665	4,907	10,209	(3,271)	4,907	6,938	11,845	155	2001	09/02
Gateway Square Hinsdale, IL	—	3,046	3,899	1,755	3,046	5,654	8,700	2,718	1985	03/99
Golf Road Plaza Niles, IL	—	850	2,408	670	850	3,078	3,928	1,636	1982	04/97
Grand Hunt Center Outlot Gurnee, IL	1,355	970	2,623	94	970	2,717	3,687	1,566	1996	12/96
Hammond Mills Hammond, IN	2,665	1,230	8,972	467	1,230	9,439	10,669	4,809	98/99	05/99 12/98

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2013

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Neighborhood Retail Centers
Hickory Creek Market Place Frankfort, IL	$—	1,797	7,253	292	1,797	7,545	9,342	3,875	1999	08/99
Iroquois Center Naperville, IL	8,750	3,668	7,899	2,121	3,668	10,020	13,688	5,225	1983	12/97
Maple View Grayslake, IL	—	6,372	17,228	(5,247)	6,372	11,981	18,353	246	2005	03/05
Medina Marketplace Medina, OH	—	2,769	6,846	2,154	2,769	9,000	11,769	3,399	56/99	12/02
Mundelein Plaza Mundelein, IL	—	596	3,966	(2,537)	596	1,429	2,025	800	1990	03/96
Nantucket Square Schaumburg, IL	—	1,908	2,376	1,338	1,908	3,714	5,622	1,777	1980	09/95
Oak Forest Commons Oak Forest, IL	—	2,796	9,030	126	2,796	9,156	11,952	4,813	1998	03/98
Oak Forest Commons III Oak Forest, IL	—	205	907	19	205	926	1,131	506	1999	06/99
Park Square Brooklyn Park, MN	—	4,483	5,159	(8,099)	824	719	1,543	257	86/88	08/02
Plymouth Collection Plymouth, MN	—	1,459	5,175	163	1,459	5,338	6,797	2,607	1999	01/99
Ravinia Plaza Orland Park, IL	—	6,200	19,892	(3,024)	6,200	16,868	23,068	345	1990	10/06
Regal Showplace Crystal Lake, IL	—	5,984	16,179	(5,531)	5,538	11,094	16,632	228	1998	03/05
River Square Naperville, IL	—	2,853	3,125	1,467	2,853	4,592	7,445	2,250	1988	06/97
Rose Plaza Elmwood Park, IL	—	1,530	1,853	201	1,530	2,054	3,584	982	1997	11/98

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2013

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Neighborhood Retail Centers
Schaumburg Plaza Schaumburg, IL	$—	2,446	4,566	1,863	2,470	6,405	8,875	2,601	1994	06/98
Shoppes at Mill Creek Palos Park, IL	8,167	4,448	12,320	(3,608)	4,448	8,712	13,160	179	1989	03/98
Shops at Cooper's Grove Country Club Hills, IL	—	1,401	4,418	430	1,398	4,851	6,249	2,436	1991	01/98
Six Corners Plaza Chicago, IL	—	1,440	4,533	2,849	1,440	7,382	8,822	3,411	1966	10/96
St. James Crossing Westmont, IL	—	2,611	4,887	727	2,579	5,646	8,225	2,668	1990	03/98
Townes Crossing Oswego, IL	6,289	3,059	7,904	2,245	2,872	10,336	13,208	4,169	1988	08/02
Wauconda Crossings Wauconda, IL	—	3,587	10,364	(1,513)	3,587	8,851	12,438	2,390	1997	08/06
Wauconda Shopping Center Wauconda, IL	—	455	2,068	1,489	455	3,557	4,012	1,752	1988	05/98
Westriver Crossings Joliet, IL	—	2,317	3,320	387	2,317	3,707	6,024	1,873	1999	08/99
Winfield Pointe Center Winfield, IL	—	697	1,886	(522)	697	1,364	2,061	32	1989	04/13
Woodland Heights Streamwood, IL	4,175	2,976	6,652	651	2,976	7,303	10,279	3,603	1956	06/98
Community Centers
Apache Shoppes Rochester, MN	—	1,791	9,518	1,822	1,947	11,184	13,131	2,633	2005	12/06
Aurora Commons Aurora, IL	6,443	3,220	8,284	1,308	3,220	9,592	12,812	4,620	1988	01/97
Bergen Plaza Oakdale, MN	—	5,347	11,700	2,333	5,347	14,033	19,380	6,702	1978	04/98

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2013

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Community Centers
Bohl Farm Marketplace Crystal Lake, IL	$5,680	5,800	9,889	2,247	5,800	12,136	17,936	5,251	2000	12/00
Burnsville Crossing Burnsville, MN	4,675	2,061	4,667	4,141	2,061	8,808	10,869	4,133	1989	09/99
Chatham Ridge Chicago, IL	17,572	12,440	35,175	(2,164)	12,440	33,011	45,451	671	1999	02/00
Chestnut Court Darien, IL	—	5,720	10,275	5,746	5,720	16,021	21,741	6,678	1987	03/98
Goldenrod Marketplace Orlando, FL	—	3,648	15,553	(2,001)	3,648	13,552	17,200	—	2013	12/13
Greentree Centre & Outlot Racine, WI	—	3,889	9,074	(2,596)	3,889	6,478	10,367	139	1990	02/05
Hawthorn Village Commons Vernon Hills, IL	6,443	2,619	5,888	2,443	2,635	8,315	10,950	4,007	1979	08/96
Lake Park Michigan City, IN	—	3,253	5,080	(3,274)	1,411	3,648	5,059	1,216	1990	02/98
Lansing Square Lansing, IL	—	4,075	12,179	(11,719)	2,205	2,330	4,535	29	1991	12/96
Marketplace at Six Corners Chicago, IL	11,628	6,937	19,233	(4,430)	6,937	14,803	21,740	303	1997	11/98
Orchard Crossing Ft. Wayne, IN	—	6,026	12,474	1,904	7,326	13,078	20,404	1,374	2008	04/07
Park Avenue Centre Highland Park, IL	—	3,200	6,607	9,472	3,200	16,079	19,279	6,126	1996	05/06
Park Center Tinley Park, IL	—	5,363	8,523	(2,830)	4,196	6,860	11,056	3,142	1988	12/98
Park St. Claire Schaumburg, IL	6,187	2,614	9,380	223	2,614	9,603	12,217	5,262	94/96	12/96 05/97
Shingle Creek Center Brooklyn Center, MN	1,485	1,228	2,262	920	1,228	3,182	4,410	1,771	1986	09/99

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2013

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Community Centers
The Shops At Orchard Place Skokie, IL	$23,846	16,301	28,626	(226)	15,981	28,720	44,701	10,366	2000	12/02
Skokie Fashion Square Skokie, IL	6,200	2,394	6,822	4,404	2,394	11,226	13,620	4,742	1984	12/97
Skokie Fashion Square II Skokie, IL	—	878	2,757	(289)	878	2,468	3,346	771	1984	11/04
Thatcher Woods Center River Grove, IL	13,746	8,800	18,628	(5,303)	8,800	13,325	22,125	274	1969	04/02
The Plaza Brookfield, WI	—	4,798	8,759	2,547	4,658	11,446	16,104	5,548	1985	02/99
Two Rivers Plaza Bolingbrook, IL	—	1,820	4,990	34	1,820	5,024	6,844	2,254	1994	10/98
University Center (f/k/a Bally’s Total Fitness) St. Paul, MN	—	1,298	4,639	2,403	1,298	7,042	8,340	2,670	1998	09/99
Power Centers
Baytowne Shoppes/Square Champaign, IL	—	3,821	8,853	2,915	3,821	11,768	15,589	5,642	1993	02/99
Bradley Commons Bourbonnais, IL	14,330	2,964	22,855	(3,638)	2,964	19,217	22,181	1,557	2007	11/11
Crystal Point Crystal Lake, IL	17,074	7,290	29,463	(3,107)	7,290	26,356	33,646	8,502	76/98	07/04
Deertrace Kohler Kohler, WI	9,691	1,622	11,921	1,352	1,622	13,273	14,895	4,814	2000	07/02
Deertrace Kohler II Kohler, WI	—	925	3,683	(216)	925	3,467	4,392	1,448	03/04	08/04
Joliet Commons Joliet, IL	11,237	4,089	15,684	(1,316)	4,089	14,368	18,457	6,702	1995	10/98
Joliet Commons Phase II Joliet, IL	—	811	3,990	476	811	4,466	5,277	2,253	1999	02/00
Mankato Heights Plaza Mankato, MN	—	2,332	14,082	2,051	2,332	16,133	18,465	7,367	2002	04/03

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2013

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Power Centers
Maple Park Place Bolingbrook, IL	$—	3,666	11,669	2,175	3,666	13,844	17,510	7,401	1992	01/97
Orland Park Place Orland Park, IL	44,065	25,341	70,664	(3,510)	25,341	67,154	92,495	1,360	1980	04/05
Orland Park Place Outlots Orland Park, IL	5,183	9,970	1,657	(130)	9,840	1,657	11,497	437	2007	08/07
Orland Park Place Outlots II Orland Park, IL	—	1,225	7,525	(1,584)	1,225	5,941	7,166	369	2007	04/12
Park Place Plaza St. Louis Park, MN	6,500	4,256	8,575	1,111	4,256	9,686	13,942	5,005	1997	09/99
Pine Tree Plaza Janesville, WI	10,825	2,889	15,653	284	2,889	15,937	18,826	8,196	1998	10/99
Randall Square Geneva, IL	16,176	6,420	31,891	(5,824)	6,420	26,067	32,487	525	1999	05/99
Rivertree Court Vernon Hills, IL	22,000	8,652	22,902	14,404	8,652	37,306	45,958	14,746	1988	07/97
Rochester Marketplace Rochester, MN	—	2,043	8,859	(254)	2,043	8,605	10,648	3,916	01/03	09/03
Salem Square Countryside, IL	4,897	1,735	4,449	4,943	1,735	9,392	11,127	4,091	1973	08/96
Schaumburg Promenade Schaumburg, IL	—	6,562	12,742	912	6,562	13,654	20,216	6,750	1999	12/99
Shakopee Outlot Shakopee, MN	—	865	1,939	391	865	2,330	3,195	530	2007	03/06
Shakopee Valley Marketplace Shakopee, MN	7,631	2,964	12,022	(46)	2,964	11,976	14,940	4,446	00/01	12/02
The Shoppes at Grayhawk Omaha, NE	15,848	10,581	16,525	(1)	10,754	16,351	27,105	4,810	01/02	02/06
University Crossings Mishawaka, IN	—	4,392	11,634	(458)	4,392	11,176	15,568	3,868	2003	10/03

INLAND REAL ESTATE CORPORATION
Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2013, 2012 and 2011

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Power Centers
Valparaiso Walk Valparaiso, IN	$11,900	2,874	19,026	(2,129)	2,874	16,897	19,771	597	2005	12/12
Warsaw Commons Warsaw, IN	—	1,600	11,594	(1,456)	1,600	10,138	11,738	248	2012	04/13
Woodfield Commons E/W Schaumburg, IL	17,764	9,852	26,930	(9,451)	9,852	17,474	27,326	356	1973	10/98

Lifestyle Centers
Algonquin Commons Algonquin, IL	90,247	13,038	88,759	(5,186)	13,038	83,573	96,611	12,806	2004	02/06
Total	$495,669	393,495	1,123,475	(8,016)	385,485	1,123,464	1,508,949	327,460

 Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2013 and 2012 for federal income tax purposes was approximately $1,628,584 and $1,402,206, respectively (unaudited).

(C)
Not included in the encumbrance, land and improvements, building and improvements, and accumulated depreciation totals are North Aurora Towne Center I & II and Southshore Shopping Center, which are considered development properties. As of December 31, 2013, these amounts for North Aurora Towne Center I & II are $2,163, $1,127, $3,209, and $224 respectively. As of December 31, 2013, these amounts for Southshore Shopping Center are $398 for land and improvements and $3,331 for building and improvements.

(D)
Adjustments to basis include additions to investment properties net of payments received under master lease agreements.  The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  U.S. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2013, the Company had no investment properties subject to a master lease agreement.

(E)	Reconciliation of real estate owned:

	2013	2012	2011
Balance at beginning of year	$1,291,892	1,266,474	1,345,502
Purchases of investment properties	160,448	152,985	111,863
Additions due to change in control of investment properties	341,912	11,000	17,501
Additions to investment properties, including amounts payable	21,239	22,787	42,226
Write-off of fully amortized assets	(19,440)	(11,122)	(6,168)
Sale of investment properties	(81,355)	(23,549)	(12,835)
Contribution of investment properties to joint venture	—	(68,964)	(110,658)
Deconsolidation of joint venture properties	(178,345)	(65,882)	(119,647)
Building impairment	(2,768)	—	(2,841)
Construction in progress	287	8,168	1,531
Payments received under master leases	—	(5)	—
Balance at end of year	$1,533,870	1,291,892	1,266,474

(F)              Reconciliation of accumulated depreciation:

	2013	2012	2011
Balance at beginning of year	$329,997	323,839	326,546
Depreciation expense	42,251	42,382	39,648
Write-off of fully amortized assets	(19,440)	(11,122)	(6,168)
Accumulated depreciation on sale of investment property	(24,421)	(6,852)	(3,479)
Contribution of investment properties to joint venture	—	(17,463)	(31,906)
Deconsolidation of joint venture properties	(703)	(787)	(802)
Balance at end of year	$327,684	329,997	323,839

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

Based on management’s evaluation as of December 31, 2013, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework (1992), the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2013.

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

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2014.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2014.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2014.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Balance Sheets December 31, 2013 and 2012
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
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

Certain of the agreements listed as exhibits to this Form 10-K (collectively the “Agreements”), which have been filed to provide investors with information regarding their terms, contain representations, warranties, and covenants made by the Company and the other parties to these Agreements. The inclusion of the Agreements as exhibits is not intended to modify or supplement any factual or other disclosures to investors about the parties to those Agreements, including the Company, and the Agreements should be read by investors together with the periodic and current reports and other statements that the Company furnishes to or files with the Securities and Exchange Commission (the “SEC”). The Agreements govern the contractual rights and duties of, and allocate risks among, the parties in the context of the transactions contemplated by the Agreements. The representations and warranties made by the parties in the Agreements reflect the result of negotiations between the parties, are solely for the benefit of the parties and may be limited or modified by a variety of factors, including: subsequent events, information included in public filings, disclosures made during negotiations, correspondence between the parties and disclosure schedules and disclosure letters, as applicable, to the Agreements. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time. In addition, the standard of materiality applicable to information included in, or omitted from, representations and warranties made by the parties in the Agreements may differ from the standard of materiality applicable to disclosures and other information provided by the Company to its investors, and accordingly investors in the Company should not rely on these representations and warranties as if they are statements of fact being made by the Company to its investors at the time of this filing or as of any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS
By:	Mark E. Zalatoris
Title: President and Chief Executive Officer
(principal executive officer)
Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ THOMAS D’ARCY		/s/ DANIEL L. GOODWIN
By:	Thomas D’Arcy	By:	Daniel L. Goodwin
Title: Chairman of the Board		Title: Director
Date: February 28, 2014		Date: February 28, 2014

	/s/ JOEL G. HERTER		/s/ HEIDI N. LAWTON
By:	Joel G. Herter	By:	Heidi N. Lawton
Title: Director		Title: Director
Date: February 28, 2014		Date: February 28, 2014

	/s/ THOMAS H. MCAULEY		/s/ THOMAS MCWILLIAMS
By:	Thomas H. McAuley	By:	Thomas McWilliams
Title: Director		Title: Director
Date: February 28, 2014		Date: February 28, 2014

	/s/ JOEL D. SIMMONS		/s/ MARK E. ZALATORIS
By:	Joel D. Simmons	By:	Mark E. Zalatoris
Title: Director		Title: President and Chief Executive Officer
Date: February 28, 2014			(principal executive officer)
Date: February 28, 2014
/s/ BRETT A. BROWN
By:	Brett A. Brown
Title: Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date: February 28, 2014

INLAND REAL ESTATE CORPORATION
Annual Report on Form 10-K
for the fiscal year ended December 31, 2013

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

Item No.	Description
3.1	Fifth Articles of Amendment and Restatement of the Registrant, as amended (1)

3.2	Amended and Restated Bylaws of the Registrant effective August 5, 2013 (2)

4.1	Specimen Stock Certificate (3)

4.2	Dividend Reinvestment Plan of the Registrant (4)

4.3	Indenture governing 5.0% Convertible Senior Notes due 2029, dated August 10, 2010 between Inland Real Estate Corporation and Wells Fargo Bank, National Association, as trustee (5)

4.4	Form of 5.0% Convertible Senior Note due 2029 (6)

10.1
Fifth Amended and Restated Credit Agreement, dated as of August 21, 2012, among Inland Real Estate Corporation and KeyBank National Association, as Lender and Administrative Agent; Wells Fargo Bank, National Association and Bank of America, N.A., as Lenders and Co- Syndication Agents; KeyBanc Capital Markets, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Co-Lead Arrangers; RBS Citizens, National Association d/b/a Charter One, as a Lender and as Co-Documentation Agent; BMO Capital Markets, as Co- Documentation Agent; PNC Bank, National Association as a Lender and the other entities which may become parties as additional Lenders (7)

10.2
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of August 23, 2013, by and among Inland Real Estate Corporation, KeyBank National Association, individually and as Administrative Agent, and the Lenders and other parties thereto (8)

10.3
Second Amended and Restated Term Loan Agreement, dated as of August 21, 2012, among Inland Real Estate Corporation and KeyBank National Association, as Lender and Administrative Agent; Wells Fargo Bank, National Association and Bank of America, N.A., as Lenders and Co- Syndication Agents; KeyBanc Capital Markets, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Co-Lead Arrangers; RBS Citizens, National Association d/b/a Charter One, as a Lender and as Co-Documentation Agent; BMO Capital Markets, as Co- Documentation Agent; PNC Bank, National Association as a Lender and the other entities which may become parties as additional Lenders (9)

10.4
First Amendment to Second Amended and Restated Term Loan Agreement, dated as of August 23, 2013, by and among Inland Real Estate Corporation, KeyBank National Association, individually and as Administrative Agent, and the Lenders and other parties thereto (10)

10.5	2005 Equity Award Plan (11)

10.6	Property Acquisition Agreement, dated as of November 1, 2004, by and between Inland Real Estate Acquisitions, Inc. and Inland Real Estate Corporation (12)

10.7	Employment Agreement between Inland Real Estate Corporation and Mark Zalatoris, effective as of January 1, 2013 (13)

10.8	Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2013 (14)

10.9	Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2013 (15)

10.10	Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2013 (16)

10.11	Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2013 (17)

10.12
Software and Consulting Shared Services Agreement, dated February 13, 2006, among Inland Computer Services, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., Inland Holdco Management LLC and Inland American Holdco Management LLC (18)

10.13
Operating Agreement of Oak Property and Casualty LLC, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (19)

10.14
Oak Property and Casualty LLC Membership Participation Agreement, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (20)

Item No.	Description
10.15
Articles of Association of Oak Real Estate Association, dated as of October 1, 2006, among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. (21)

10.16	Agreement for the Contribution of Limited Liability Company Interests, dated as of October 10, 2006, among Inland Real Estate Corporation, Inland Venture Corporation and IRC-IREX Venture LLC (22)

10.17	Limited Liability Company Agreement of IRC-IREX Venture LLC, dated as of September 5, 2006, among Inland Venture Corporation and Inland Real Estate Exchange Corporation (23)

10.18	Limited Liability Company Agreement of IRC-IREX Venture II LLC, dated as of May 7, 2009, among Inland Exchange Venture Corporation and Inland Real Estate Exchange Corporation (24)

10.19	First Amendment to the Limited Liability Company Agreement of IRC-IREX Venture II, LLC, dated as of January 1, 2011 (25)

10.20
Second Amendment to Limited Liability Company Agreement of IRC-IREX Venture II, LLC, dated as of January 1, 2013, among Inland Exchange Venture Corporation and Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation (26)

10.21	Sales Agency Agreement dated November 10, 2009, by and between Inland Real Estate Corporation and BMO Capital Markets Corp. (27)

10.22
Underwriting Agreement dated May 12, 2009 among Inland Real Estate Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC as representatives of the several underwriters named in Schedule A thereto (28)

10.23
Limited Partnership Agreement of INP Retail L.P., dated as of June 3, 2010, among Inland Real Estate Corporation, Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation, acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, a Dutch fund for the joint account of the participants and INP Retail Management Company, LLC (29)

10.24
First Amendment to the Limited Partnership Agreement of INP Retail, L.P. made and entered into as of October 9, 2012 among the Company, Stichting Depositary PGGM Private Real Estate Fund (“Depositary”), a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, a Dutch fund for the joint account of the participants, and INP Retail Management Company, LLC. (30)

10.25	Dealer-Manager Agreement, dated as of June 29, 2010, by and between Macquarie Capital (USA) Inc. (31)

10.26
Purchase Agreement, dated September 29, 2011, by and among Inland Real Estate Corporation, on the one hand, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Underwriters listed on Schedule A attached thereto, on the other hand (32)

10.27	Unsecured Loan Agreement dated as of November 15, 2011 by and among Inland Real Estate Corporation as Borrower and Wells Fargo Bank National Association as Lender (33)

10.28
First Modification Agreement, dated as of June 28, 2012, to the Unsecured Loan Agreement, dated as of November 15, 2011, by and between Wells Fargo Bank, National Association and Inland Real Estate Corporation. (34)

10.29
Second Modification Agreement (the "Agreement") effective as of November 15, 2011, by and between Wells Fargo Bank, National, Association, as Lender, and Inland Real Estate Corporation, as Borrower. (35)

10.30	Promissory Note, dated as of November 15, 2011, between Inland Real Estate Corporation as Borrower and Wells Fargo Bank National Association as Lender (36)

10.31	Repayment Guaranty, dated as of November 15, 2011, by the subsidiary guarantors identified on the signature page thereto, in favor of Wells Fargo Bank, National Association (37)

10.32	Sales Agency agreement, dated November 16, 2012, among Inland Real Estate Corporation, BMO Capital Markets, Jeffries & Company, Inc. and KeyBanc Capital Markets, Inc. (38)

10.33
Purchase Agreement, dated as of February 28, 2012, among Inland Real Estate Corporation and Wells Fargo Securities, LLC, as the representative of the several underwriters named in Schedule A thereto (39)

10.34
Agreement for transfer of membership interest made as of July 1, 2010 by and among Inland Real Estate Corporation (IREC) and New York State Teachers' Retirement System, the sold members of IN Retail Fund, L.L.C., which is the sole member of IN Retail Fund Algonquin Commons, L.L.C., which owns the property commonly known as Algonquin Commons Shopping Center, to transfer all of the membership interests of IN Retail Fund Algonquin Commons, L.L.C., to IREC (40)

10.35
Assignment and Assumption of Membership Interest as of July 1, 2010 from IN Retail Fund, L.L.C. to Inland Real Estate Corporation of all of its interest in IN Retail Fund Algonquin Commons, L.L.C., made subject and pursuant to that certain Agreement for Transfer of Membership Interest (Algonquin Commons Shopping Center) dated as of July 1, 2010 by and among Assignee and New York State Teachers' Retirement Systems (41)

Item No.	Description
10.36
Amendment to Mortgage entered into as of December 16, 2004 between Teachers Insurance and Annuity Association of America ("Lender") and Algonquin Phase I Associates LLC and Algonquin Commons, LLC (collectively, "Borrower") to amend the Mortgage on Phase I of Algonquin Commons to reflect the making of the Phase II Loan and to confirm that the at the Mortgage, as amended, secures the Note related to the Phase I loan (42)

10.37
Guaranty by Jeffrey R. Anderson, as original Guarantor, to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, dated as of December 2004 to pay and perform when due the Liabilities (as defined in the Guaranty) and to pay on demand the Expenses (as defined in the Guaranty) as a Guaranty of payment and performance, not of collection, made in connection with that certain Construction Loan Disbursement Agreement dated of even date related to the loan and promissory note, also dated of even date, in the original principal amount of $21,000,000 made by Borrower in favor of Lender related to the property known as Algonquin Commons (43)

10.38
Guaranty by IN RETAIL FUND, L.L.C., to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, to pay and perform when due the Liabilities (as defined in the Guaranty) and to pay on demand the Expenses (as defined in the Guaranty) as a Guaranty of payment and performance, not of collection, made in connection with the assumption by IN RETAIL FUND ALGONQUIN COMMONS, L.L.C. (“Borrower”), of that certain loan (the “Loan”) originally made to the prior owner, which is evidenced by that certain promissory note dated December 16, 2004, in the original principal amount of $21,000,000.00 related to the property known as Algonquin Commons. (44)

10.39
LOAN ASSUMPTION AGREEMENT made and entered into as of February 15, 2006 by and between ALGONQUIN PHASE I ASSOCIATES LLC and ALGONQUIN COMMONS, LLC, as prior guarantor; IN RETAIL FUND ALGONQUIN COMMONS, L.L.C., as Borrower; IN RETAIL FUND, L.L.C., as new guarantor; and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as lender, related to that certain promissory note dated October 29, 2004, in the original principal amount of $77,300,000. (45)

10.40
LOAN ASSUMPTION AGREEMENT made and entered into as of February 15, 2006 by and between prior owner; JEFFREY R. ANDERSON, as prior guarantor; IN RETAIL FUND ALGONQUIN COMMONS, L.L.C., as Borrower; IN RETAIL FUND, L.L.C., as new guarantor; and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, related to that certain promissory note dated December 16, 2004, in the original principal amount of $21,000,000.00 related to Algonquin Commons Phase II. (46)

10.41
MORTGAGE, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FIXTURE FILING STATEMENT made December 2004, by ALGONQUIN COMMONS, LLC, , ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF ASSOCIATES, LLC, and TGH ASSOCIATES, LLC, (collectively, as Borrower), for the benefit of TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, in connection with the loan and promissory note in principal amount of $21,000,000 due and payable on November 1, 2014 related to Algonquin Commons Phase II. (47)

10.42
OPEN-END MORTGAGE, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FIXTURE FILING STATEMENT made this 29th day of October, 2004, by ALGONQUIN PHASE I ASSOCIATES LLC and ALGONQUIN COMMONS, LLC (collectively, as Borrower) for the benefit of TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, in connection with the loan and promissory note in the maximum principal amount of $77,300,000 due and payable on November 1, 2014 related to Algonquin Commons Phase I. (48)

10.43
Promissory note by ALGONQUIN PHASE I ASSOCIATES· LLC and ALGONQUIN COMMONS, LLC (collectively, as Borrower) to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA (as Lender) to pay a loan made in the principal sum of $77,300,000 related to Algonquin Commons Phase I. (49)

10.44
Promissory note by ALGONQUIN COMMONS, LLC, ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF ASSOCIATES, LLC and TGH ASSOCIATES, LLC (collectively, as Borrower) to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA (as Lender) to pay a loan made in the principal sum of $21,000,000 related to Algonquin Commons Phase II. (50)

10.45
Construction Loan Disbursement Agreement entered into effective .as of December 2004, by and between each of ALGONQUIN COMMONS, LLC, ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF _ ASSOCIATES, LLC and TGH ASSOCIATES, LLC (collectively and jointly and severally as Borrower), and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, (as Lender) in connection with the $21,000,000 loan made to Algonquin Commons Phase II. (51)

10.46
Reformation and Modification of Fifth Amended and Restated Credit Agreement dated April 23, 2013, effective as of August 21,2012, to the Fifth Amended and Restated Credit Agreement dated as of August 21, 2012 among Inland Real Estate Corporation as Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Co-Lead Arranger and Wells Fargo Bank, National Association as Co-Syndication Agent and Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC) as Co-Lead Arranger and Bank of America, N.A. as Co-Syndication Agent and Merrill Lynch, Pierce, Fenner &Smith Incorporation as Co-Lead Arranger and RBS Citizens, National Association d/b/a Charter One, as Co-Documentation Agent and Bank of Montreal, as Co-Documentation Agent and the several lenders from time to time parties thereto, as Lenders (53)

Item No.	Description
10.47
Reformation and Modification of Second Amended and Restated Term Loan Agreement, dated April 23, 2013, effective as of August 21, 2012, to the Second Amended and Restated Term Loan Agreement dated as of August 21, 2012 among Inland Real Estate Corporation as Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Co-Lead Arranger and Wells Fargo Bank, National Association as Co-Syndication Agent and Wells Fargo Securities, LLC (f/k/a/ Wachovia Capital Markets, LLC) as Co-Lead Arranger and Bank of America, N.A. as Co-Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Co-Lead Arranger and RBS Citizens, National Association d/b/a Charter One, as Co-Documentation Agent and Bank of Montreal, as Co-Documentation Agent and the several lenders from time to time parties thereto, as Lenders (54)

10.48
Reformation and Third Modification of Unsecured Loan Agreement, dated April 12, 2013, effective as of November 15, 2011, to the Unsecured Loan Agreement dated as of November 15, 2011, by and between Inland Real Estate Corporation as Borrower and Wells Fargo Bank, National Association as Lender (55)

10.49
Agreement for the purchase and sale of membership interests in IN Retail Fund, L.L.C. made as of May 24, 2013 by and between New York State Teachers' Retirement System, as Assignor, and Inland Real Estate Corporation, as Assignee (56)

10.50
Underwriting Agreement, dated May 29, 2013 among Inland Real Estate Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and BMO Capital Markets Corp, as representatives of the several underwriters named in Schedule A thereto (57)

12.1	Computation of Ratios (*)

14.1	Code of Ethics (52)

21.1	Subsidiaries of the Registrant (*)

23.1	Consent of KPMG LLP, dated February 28, 2014 (*)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101
The following financial information from our Annual Report on FOrm 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (58)

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2013 (file number (001-32185).

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

(6)
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

(14)
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

(16)
Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001-32185).

(17)
Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 19, 2013 (file number 001-32185).

(18)
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

(24)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on May 7, 2009 (file number 001-32185).

(25)
Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on February 28, 2011 (file number 001-32185).

(26)
Incorporated by reference to Exhibit 10.54 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, as filed by the Registrant with the Securities and Exchange Commission on February 29, 2012 (file number 001-32185).

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

(31)
Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 29, 2010 (file number 001-32185).

(32)
Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2011, as filed by the Registrant with the Securities and Exchange Commission on October 5, 2011 (file number 001-32185).

(33)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 21, 2011 (file number 001-32185).

(34)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 5, 2012 (file number 001-32185).

(35)
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

(37)
Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 21, 2011 (file number 001-32185).

(38)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 16, 2012 (file number 00132185).

(39)
Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 2, 2012 (file number 001-32185).

(40)
Incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(41)
Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(42)
Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(43)
Incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(44)
Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(45)
Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(46)
Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(47)
Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(48)
Incorporated by reference to Exhibit 10.17 to the Registrant's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2012 (file number 001-32185).

(49)
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

(53)
Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2013 (file number 001-32185).

(54)
Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2013 (file number 001-32185).

(55)
Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2013 (file number 001-32185).

(56)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 28, 2013 (file number 001-32185).

(57)	Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2013 (file number 001-32185).

(58)
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