Form 10-Q
period 2014-03-31
INLAND REAL ESTATE CORP
filed 2014-05-09
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

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

As of May 8, 2014, there were 99,780,368 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
March 31, 2014 and December 31, 2013
(In thousands, except per share data)

	March 31, 2014	December 31, 2013
Assets:	(unaudited)
Investment properties:
Land	$403,192	387,010
Construction in progress	17,836	16,856
Building and improvements	1,164,798	1,130,004
	1,585,826	1,533,870
Less accumulated depreciation	332,150	327,684
Net investment properties	1,253,676	1,206,186

Cash and cash equivalents	12,747	11,258
Accounts receivable, net	47,431	37,155
Investment in and advances to unconsolidated joint ventures	112,351	119,476
Acquired lease intangibles, net	106,804	103,576
Deferred costs, net	19,444	19,638
Other assets	31,310	32,648
Total assets	$1,583,763	1,529,937

Liabilities:
Accounts payable and accrued expenses	$57,765	57,132
Acquired below market lease intangibles, net	44,089	43,191
Distributions payable	5,112	5,110
Mortgages payable	488,098	497,832
Unsecured credit facilities	385,000	325,000
Convertible notes	28,906	28,790
Other liabilities	20,270	17,413
Total liabilities	1,029,240	974,468

Stockholders’ Equity:
Preferred stock, $0.01 par value, 12,000 shares authorized; 4,400 8.125% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, issued and outstanding at March 31, 2014 and December 31, 2013, respectively	110,000	110,000
Common stock, $0.01 par value, 500,000 shares authorized; 99,764 and 99,721 Shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	998	997
Additional paid-in capital (net of offering costs of $74,826 and $74,749 at March 31, 2014 and December 31, 2013, respectively)	877,914	877,328
Accumulated distributions in excess of net income	(428,977)	(427,953)
Accumulated other comprehensive loss	(5,404)	(4,904)
Total stockholders’ equity	554,531	555,468

Noncontrolling interest	(8)	1
Total equity	554,523	555,469

Total liabilities and equity	$1,583,763	1,529,937

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31, 2014 and 2013 (unaudited)
(In thousands except per share data)

	Three months ended March 31,
	2014	2013
Revenues:
Rental income	$35,298	26,477
Tenant recoveries	20,043	10,391
Other property income	506	436
Fee income from unconsolidated joint ventures	1,259	1,596
Total revenues	57,106	38,900

Expenses:
Property operating expenses	12,374	7,142
Real estate tax expense	10,080	6,790
Depreciation and amortization	19,114	12,023
General and administrative expenses	6,092	4,720
Total expenses	47,660	30,675

Operating income	9,446	8,225
Other income	102	748
Gain on sale of investment properties	12,850	1,440
Gain on sale of joint venture interest	108	341
Interest expense	(8,991)	(7,985)
Income before income tax expense of taxable REIT subsidiaries, equity in earnings of unconsolidated joint ventures and discontinued operations	13,515	2,769

Income tax expense of taxable REIT subsidiaries	(395)	(228)
Equity in earnings of unconsolidated joint ventures	1,794	1,340
Income from continuing operations	14,914	3,881

Income from discontinued operations	490	3,032
Net income	15,404	6,913

Less: Net (income) loss attributable to the noncontrolling interest	20	(12)
Net income attributable to Inland Real Estate Corporation	15,424	6,901

Dividends on preferred shares	(2,234)	(2,210)
Net income attributable to common stockholders	$13,190	4,691

Basic and diluted earnings attributable to common shares per weighted average common share:

Income from continuing operations	$0.13	0.02
Income from discontinued operations	—	0.03
Net income attributable to common stockholders per weighted average common share — basic and diluted	$0.13	0.05

Weighted average number of common shares outstanding — basic	99,411	89,476

Weighted average number of common shares outstanding — diluted	99,742	89,707

Comprehensive income:
Net income attributable to common stockholders	$13,190	4,691
Unrealized loss on investment securities	—	(37)
Unrealized gain (loss) on derivative instruments	(500)	1,028
Comprehensive income	$12,690	5,682

Note: Basic and diluted Earnings Per Share may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Equity
For the three months ended March 31, 2014 (unaudited)
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders' equity	Noncontrolling interest	Total equity

	Issued	Amount	Issued	Amount

Balance December 31, 2013	4,400	$110,000	99,721	$997	$877,328	$(427,953)	$(4,904)	$555,468	$1	$555,469
Issuance of common stock, including DRP	—	—	43	1	452	—	—	453	—	453
Deferred stock compensation, net	—	—	—	—	203	—	—	203	—	203
Amortization of debt issue costs	—	—	—	—	8	—	—	8	—	8
Offering costs	—	—	—	—	(77)	—	—	(77)	—	(77)
Net income	—	—	—	—	—	15,424	—	15,424	(20)	15,404
Dividends on preferred shares	—	—	—	—	—	(2,234)	—	(2,234)	—	(2,234)
Distributions declared, common	—	—	—	—	—	(14,214)	—	(14,214)	—	(14,214)
Unrealized gain on derivative instruments	—	—	—	—	—	—	(500)	(500)	—	(500)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(14)	(14)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	25	25
Balance March 31, 2014	4,400	$110,000	99,764	$998	$877,914	$(428,977)	$(5,404)	$554,531	$(8)	$554,523

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2014 and 2013 (unaudited)
(In thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$15,404	6,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,214	12,825
Amortization of deferred stock compensation	203	117
Amortization on acquired above/below market leases and lease inducements	85	391
Gain on sale of investment properties	(13,343)	(4,178)
Impairment of investment securities	—	98
Realized gain on investment securities, net	—	(612)
Equity in earnings of unconsolidated ventures	(1,794)	(1,340)
Gain on sale of joint venture interest	(108)	(341)
Straight line rent	(735)	120
Amortization of loan fees	793	783
Amortization of debt premium/discount, net	(166)	115
Changes in assets and liabilities:
Restricted cash	123	53
Accounts receivable and other assets, net	(7,556)	(3,471)
Accounts payable and accrued expenses	4,845	1,016
Prepaid rents and other liabilities	(885)	(2,916)
Net cash provided by operating activities	16,080	9,573

Cash flows from investing activities:
Restricted cash	(1,074)	(6,712)
Proceeds from sale of interest in joint venture, net	6,718	10,537
Sale of investment securities	—	1,792
Purchase of investment properties	(72,826)	(20,270)
Additions to investment properties, net of accrued additions	(5,017)	(3,153)
Proceeds from sale of investment properties, net	19,901	6,086
Proceeds from land condemnation	—	167
Distributions from unconsolidated joint ventures	2,144	3,157
Investment in unconsolidated joint ventures	702	(10,004)
Funding of mortgages receivable	—	(1,335)
Payment of leasing fees	(970)	(874)
Net cash used in investing activities	(50,422)	(20,609)

Cash flows from financing activities:
Issuance of shares, including DRP, net of offering costs	376	5,374
Loan proceeds	17,500	11,900
Payoff of debt	(25,052)	(403)
Proceeds from the unsecured line of credit facility	80,000	22,000
Repayments on the unsecured line of credit facility	(20,000)	(22,000)
Loan fees	(251)	(291)
Distributions paid	(16,446)	(14,997)
Distributions to noncontrolling interest partners	—	(149)
Contributions from noncontrolling interest	25	—
Payment of earnout liability	(321)	—
Net cash provided by financing activities	35,831	1,434

Net increase (decrease) in cash and cash equivalents	1,489	(9,602)
Cash and cash equivalents at beginning of period	11,258	18,505
Cash and cash equivalents at end of period	$12,747	8,903

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$6,517	5,315

Non-cash accrued additions to investment properties	$822	(126)

Non-cash distributions to noncontrolling interest partners	$(14)	(2,297)

 The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

 The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the “Company”) for the year ended December 31, 2013, which are included in the Company’s 2013 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

(1)    Organization and Basis of Accounting

Inland Real Estate Corporation (the “Company”), a Maryland corporation, was formed on May 12, 1994.  The Company is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly or through its unconsolidated entities) open-air neighborhood, community and power shopping centers and single-tenant retail properties located primarily in Midwest markets.  Through wholly owned subsidiaries, Inland Commercial Property Management, Inc. ("ICPM") and Inland TRS Property Management, Inc., the Company manages all properties it owns interests in and properties for certain third parties and related parties.

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

Recent Accounting Principles

In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The standard requires the disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. This standard is effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and requires prospective application. Early adoption is permitted, but only for disposals, or classifications as held for sale, that have not been reported as discontinued operations in the financial statements previously issued or available to be issued. The Company adopted this standard effective January 1, 2014 and therefore, investment properties that were sold during the three months ended March 31, 2014 have not been classified as discontinued operations in the accompanying consolidated financial statements.

(2)    Acquisitions

Date Acquired	Property	City	State	GLA Sq. Ft.	Approximate Purchase Price
01/01/14	CVS (a)	Port St. Joe	FL	13,225	$4,303
01/01/14	O'Reilly (a)	Kokomo	IN	7,210	1,475
01/02/14	Walgreens (a)	Trenton	OH	14,820	4,462
02/12/14	BJ's Wholesale Club (a)	Framingham	MA	114,481	26,500
02/26/14	Academy Sports (a)	Olathe	KS	71,927	11,024
03/19/14	Mountain View Square (a)	Wausau	WI	86,584	11,425
03/27/14	Mokena Marketplace	Mokena	IL	49,058	13,737

	Total			357,305	$72,926
 ________________________________________
(a)    Acquired through the Company's joint venture with IPCC.

During the three months ended March 31, 2014, consistent with the Company’s growth initiative, the Company acquired the investment properties listed above, which were consolidated upon acquisition.  The Company acquired 100% of the beneficial interests of each property.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

The following table presents certain additional information regarding the Company’s acquisitions during the three months ended March 31, 2014. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date were as follows:

Property	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles
CVS (a)	$890	2,824	589	—
O'Reilly (a)	244	976	255	—
Walgreens (a)	1,064	3,191	207	—
BJ's Wholesale Club (a)	6,700	17,180	2,620	—
Academy Sports (a)	1,696	6,944	2,468	84
Mountain View Square (a)	3,863	7,208	1,813	1,459
Mokena Marketplace	6,321	5,009	2,528	121

Total	$20,778	43,332	10,480	1,664
 ________________________________________
(a)    Acquired through the Company's joint venture with IPCC.

The Company has not included pro forma financial information related to the above properties acquired during the three months ended March 31, 2014. Properties acquired through our joint venture with IPCC are only consolidated for a short period of time until the first sale to investors at which point, they become unconsolidated. The Company acquired Mokena Marketplace with the intention to sell in the near term.

(3)    Joint Ventures

Consolidated Joint Ventures

The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and consolidated joint ventures.  The Company consolidates the operations of a joint venture if it determines that the Company is the primary beneficiary of the joint venture, which management has determined to be a variable interest entity ("VIE") in accordance with ASC 810. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity. When the Company consolidates a VIE, the assets, liabilities and results of operations of the VIE are included in our consolidated financial statements and all inter-company balances and transactions are eliminated.

The consolidated results of the Company include the accounts of IRC-IREX Venture II, LLC, while the properties are consolidated, and IRC-MAB Southeast, LLC, which are both VIE's for which the Company is the primary beneficiary.  The Company has determined that the interests in these entities are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations and comprehensive income.

Joint Venture with IPCC (IRC-IREX Venture II, LLC)

In January 2013, Inland Exchange Venture Corporation (“IEVC”), a taxable REIT subsidiary (“TRS”) of the Company, extended its joint venture with IPCC, a wholly owned subsidiary of The Inland Group, Inc. (“TIGI”), through December 31, 2014 to continue the joint venture relationship that began in 2006 and to change the fee structure. The joint venture provides replacement properties for investors wishing to complete a tax-deferred exchange through private placement offerings, using properties made available to the joint venture by IEVC.  These offerings are structured to sell Delaware Statutory Trust ("DST") interests in the identified property.  IEVC performs the joint venture’s acquisition function and ICPM performs the asset management, property management and leasing functions. Both entities earn fees for providing these services to the joint venture.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

The joint venture was determined to be a VIE under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any DST interests, the joint venture owns 100% of the DST interests in the property and controls the major decisions that affect the underlying property; and therefore upon initial acquisition, the joint venture consolidates the property.  At the time of first sale of a DST interest, the joint venture no longer controls the underlying property as the activities and decisions that most significantly impact the property’s economic performance are now subject to joint control among the co-owners or lender; and therefore, at such time, the property is deconsolidated and accounted for under the equity method (unconsolidated).  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures until all DST interests have been sold.  The table below reflects those properties that were deconsolidated during the three months ended March 31, 2013 and therefore no longer represent the consolidated assets and liabilities of the VIE.  There were no properties that deconsolidated during the three months ended March 31, 2014.

March 31, 2013
Investment properties	$(41,766)
Acquired lease intangibles	(6,503)
Below market lease intangibles	820
Mortgages payable	24,261
Net change to investment in and advances to unconsolidated joint ventures	$(23,188)

During the three months ended March 31, 2014 and 2013, the joint venture with IPCC acquired six and four investment properties, respectively.  In conjunction with the sales of DST interests, the Company recorded gains of approximately $108 for the three months ended March 31, 2014, as compared to $341 for the three months ended March 31, 2013. These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

Joint Venture with MAB (IRC-MAB Southeast, LLC)

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

Variable Interest Entity Financial Information

The following table presents certain assets and liabilities of consolidated variable interest entities ("VIEs"), which are included in the consolidated balance sheets as of March 31, 2014. There were no consolidated VIE assets and liabilities as of December 31, 2013.  The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

March 31, 2014
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Net investment properties	$52,595
Other assets	13,001
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$65,596

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Mortgages payable	$15,900
Other liabilities	1,787

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$17,687

Unconsolidated Joint Ventures

Unconsolidated joint ventures are those where the Company does not have a controlling financial interest in the joint venture or is not the primary beneficiary of a VIE.  The Company accounts for its interest in these ventures using the equity method of accounting.  The Company’s profit/loss allocation percentage and related investment in each joint venture is summarized in the following table.

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at March 31, 2014	Investment in and advances to unconsolidated joint ventures at March 31, 2014	Investment in and advances to unconsolidated joint ventures at December 31, 2013
INP Retail LP (a)	55%	$111,207	112,141
Oak Property and Casualty	20%	1,438	1,522
TMK/Inland Aurora Venture LLC (b)	40%	(294)	(283)
IRC/IREX Venture II LLC (c)	(d)	—	6,096
Investment in and advances to unconsolidated joint ventures		$112,351	119,476
 ________________________________________

(a)	Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(b)	The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)	Joint venture with Inland Private Capital Corporation (“IPCC”). Investment in joint venture balance represents the Company's share of the Delaware Statutory Trust ("DST") interests.

(d)
The Company’s profit/loss allocation percentage varies based on the ownership interest it holds in the entity that owns a particular property that is in the process of selling ownership interest to outside investors.

The unconsolidated joint ventures had total outstanding debt in the amount of $292,079 (total debt, not the Company’s pro rata share) at March 31, 2014 that matures as follows:

Joint Venture Entity	2014	2015	2016	2017	2018	Thereafter	Total
INP Retail LP (a)	$—	23,961	—	26,361	10,584	231,173	292,079
 ________________________________________

(a)
The total debt above reflects the total principal amount outstanding.  The unconsolidated joint ventures' balance sheets at March 31, 2014 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $4,918.

The Company earns fees for providing asset management, property management, leasing and acquisition services to its joint ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission, which is reflected as fee income from unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  Fee income earned for the three months ended March 31, 2014 and 2013 are reflected in the following table.

	Three months ended March 31,
Joint Venture with:	2014	2013
PGGM	$575	562
IPCC	684	811
NYSTRS	—	221
Other	—	2
Fee income from unconsolidated joint ventures	$1,259	1,596

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

The fee income from the joint venture with PGGM has increased due to the increase in assets under management. The fee income from the joint venture with IPCC increases as assets under management increase, however, total fee income may also vary based on the timing of acquisition fees earned based on the number of properties sold, the original acquisition prices of the properties and the timing of sales in each period. The fee income from the joint venture with NYSTRS was eliminated due to the consolidation on June 3, 2013 of the properties formerly held by the joint venture.

The operations of properties contributed to the joint ventures by the Company were not recorded as discontinued operations because of the Company’s continuing involvement with these investment properties.  Differences between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over the respective depreciable lives of the joint venture property assets.  During the three months ended March 31, 2014 and 2013, the Company recorded $517 and $890, respectively, of amortization of this bases difference, which is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.

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

As of March 31, 2014, the joint venture has acquired a total of approximately $638,000 of retail assets, including those properties contributed by the Company. As of March 31, 2014, PGGM's remaining maximum potential equity contribution was approximately $67,050 and the Company's was approximately $81,950.

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

In June 2013, the joint venture with PGGM entered into a limited liability company agreement with Pine Tree and IBT Group, LLC. This agreement forms a joint venture between the three parties to acquire, develop, operate and manage the property known as Evergreen Park Promenade, located in Evergreen Park, Illinois. The venture acquired the vacant land parcel for $5,500 and intends to construct approximately 92,500 square feet of gross leasable area, of which approximately 96% has been pre-leased to national retailers. The joint venture determined that this newly created venture is not a VIE. All parties have the ability to participate in major decisions, as detailed in the agreement, and therefore, no partner is deemed to have control of the venture. Therefore, the joint venture with PGGM will account for this new venture using the equity method of accounting.

During the three months ended March 31, 2013, the Company recorded approximately $1,384 of gain from the portion of the investment properties deemed sold to third-party venture partners.

Joint Venture with NYSTRS

On June 3, 2013, the Company completed the acquisition of the 50% ownership interest of NYSTRS in the joint venture entity. The Company acquired the 50% interest of NYSTRS in the joint venture for approximately $121,100 in cash. The Company funded the acquisition utilizing $91,600 received from selling 9,000 shares of its common stock during the period, cash on hand and funds received from a draw on its line of credit facility. The Company now owns all of the outstanding interests in the former joint venture. The Company's decision to acquire the joint venture interest was based on advancing its strategic

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

goals to increase the size and quality of its consolidated portfolio, simplify the ownership structure and strengthen the Company's balance sheet.

Development Joint Venture

The company currently has one unconsolidated development joint venture, for the development or sale of the property commonly known as Savannah Crossing. This property consists of approximately 5 acres of vacant land, which the joint venture is holding for future sale or potential development.

When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows. If the Company determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at its fair value, which is derived using Level 3 inputs.

The impairment of assets during the three months ended March 31, 2013 at the joint venture level and the Company's pro-rata share are included in the below table. The Company's pro-rata share of the loss is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income. No impairment losses were required or recorded during the three months ended March 31, 2014.

	Three months ended March 31, 2013
Joint Venture Entity	Total impairment	Company’s pro rata share

TMK/Inland Aurora Venture LLC	$1,730	692

Joint Venture Financial Information

Summarized financial information for the unconsolidated joint ventures is as follows:

	As of
	March 31, 2014	December 31, 2013
Balance Sheets:
Assets:
Investment in real estate, net	$609,649	658,562
Other assets	75,143	75,969
Total assets	$684,792	734,531

Liabilities:
Mortgage payable (a)	$296,997	322,184
Other liabilities	67,764	70,393
Total liabilities	$364,761	392,577

Total equity	$320,031	341,954

Total liabilities and equity	$684,792	734,531

Investment in and advances to unconsolidated joint ventures	$112,351	119,476

	Three months ended March 31,
	2014	2013
Statements of Operations:
Total revenues	$24,746	$32,026
Total expenses (b)	(22,760)	(32,747)
Income (loss) from operations	$1,986	(721)

Inland’s pro rata share of income (loss) from operations (c)	$1,794	1,340
  ________________________________________

(a)	Includes $4,918 of unamortized mortgage premiums and discounts.

(b)	Total expenses for the three months ended March 31, 2013 include impairment charges in the amount of $1,730. No impairment charges were recorded during the three months ended March 31, 2014.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

(c)	IRC’s pro rata share includes the amortization of certain basis differences and an elimination of IRC’s pro rata share of the management fee expense.

(4)    Discontinued Operations

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of March 31, 2014, there were no properties classified as held for sale.

The following table summarizes the properties sold, date of sale, indebtedness repaid, if any, approximate cash received (paid) net of closing costs, gain (loss) on sale, whether the sale qualified as part of a tax deferred exchange and applicable asset impairments.

Property Name	Date of Sale	Indebtedness repaid	Cash Received (Paid) net of closing costs	Gain (loss) on Sale	Tax Deferred Exchange	Provision for Asset Impairment
Quarry Outlot	February 20, 2013	$—	$3,081	$1,999	No	$—
Oak Lawn Town Center	March 5, 2013	—	3,005	681	No	—
Winnetka Commons	May 14, 2013	—	3,573	556	No	—
Cub Foods - Buffalo Grove	May 31, 2013	3,838	2,241	—	No	369
Berwyn Plaza	July 3, 2013	—	1,448	(101)	No	—
Eola Commons	July 25, 2013	—	4,111	(537)	No	—
Orland Greens	August 15, 2013	—	4,429	1,162	No	—
Regal Showplace (partial)	October 1, 2013	—	1,838	334	No	—
Naper West	October 30, 2013	—	20,140	4,031	No	—
Park Square (partial)	December 4, 2013	10,000	(868)	—	No	2,612
Lansing Square (partial)	December 20, 2013	—	5,052	962	No	—
Rite-Aid	December 23, 2013	—	2,379	602	No	—

For the three months ended March 31, 2014 and 2013, the Company has recorded income from discontinued operations of $490 and $3,032, respectively, including gains on sale of $493 and $2,680, respectively.

(5)    Secured and Unsecured Debt

Total Debt Maturity Schedule

The following table presents the principal amount of total debt maturing each year, including amortization of principal, based on debt outstanding at March 31, 2014:

	2014 (a)		2015 (a)	2016	2017		2018		Thereafter	Total
Fixed rate debt	$137,098	(b)	35,959	8,974	46,168		368		243,205	471,772	(c)
Weighted average interest rate	5.43%		6.08%	5.00%	5.05%		—%		5.07%	5.25%
Variable rate debt	$6,233		45	35,046	156,476	(d)	230,000	(e)(f)	—	427,800	(c)
Weighted average interest rate	0.29%		—%	2.60%	1.90%		2.20%		—%	2.09%
Total	$143,331		36,004	44,020	202,644		230,368		243,205	899,572
 ________________________________________

(a)
Approximately $134,928 of the Company’s mortgages payable matures in the next twelve months.  Included in the debt maturing in 2014 is outstanding principal of approximately $90,247 secured by the Company's Algonquin Commons property, which is currently subject to foreclosure litigation and the Company cannot currently predict the outcome of the litigation. The Company intends to repay the other maturing debt upon maturity using available cash and/or borrowings under its unsecured line of credit facility.

(b)
Included in the debt maturing in 2014 are the Company’s convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require the Company to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets at March 31, 2014 reflect the value of the notes including the remaining unamortized discount of $309.

(c)
The total debt above reflects the total principal amount outstanding.  The consolidated balance sheets at March 31, 2014 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $2,741.

(d)
Included in the debt maturing during 2017 is the Company’s unsecured line of credit facility, totaling $155,000.  The Company pays interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of March 31, 2014, the weighted average interest rate on outstanding draws on the line of credit facility was 1.89%.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2014, the Company was in compliance with these financial covenants.

(e)
Included in the debt maturing during 2018 is the Company’s $180,000 term loan which matures in August 2018.  The Company pays interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of March 31, 2014, the weighted average interest rate on the term loan was 1.84%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2014, the Company was in compliance with these financial covenants.

(f)
Included in the debt maturing during 2018 is the Company’s $50,000 term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of March 31, 2014, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2014, the Company was in compliance with these financial covenants.

Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  The face value of mortgage loans outstanding as of March 31, 2014 was $485,357 and they bore interest at a weighted average interest rate of 5.00% per annum.  Of this amount, $442,557 bore interest at fixed rates ranging from 4.00% to 6.50% per annum and a weighted average fixed rate of 5.26% per annum as of March 31, 2014.  The remaining $42,800 of mortgage debt bears interest at variable rates with a weighted average interest rate of 2.28% per annum as of March 31, 2014.  The consolidated balance sheets at March 31, 2014 reflect the fair value of the mortgage debt, including the remaining unamortized mortgages premium/discount of $2,741. As of March 31, 2014, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 2024.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

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

Cash Flow Hedges of Interest Rate Risk

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

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

The Company currently has one interest rate swap outstanding that is used to hedge the variable cash flows associated with its variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.  The Company has entered into one interest rate swap contract as a requirement under a secured mortgage and the hedging relationship is considered to be highly effective as of March 31, 2014.

Amounts reported in comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $2,093 will be reclassified from comprehensive income (expense) as an increase to interest expense over the next twelve months.

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

As of March 31, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivatives that are designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional
	March 31, 2014	December 31, 2013
Interest Rate Swaps	$60,000	60,000

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of March 31, 2014 and December 31, 2013.

	Liability Derivatives		Liability Derivatives
	As of March 31, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$5,404	Other liabilities	4,904

The table below presents the effect of the Company’s derivative financial instruments on comprehensive income for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Amount of gain (loss) recognized in comprehensive income on derivative, net	$(1,020)	515
Amount of loss reclassified from accumulated comprehensive income into interest expense	520	513
Unrealized gain (loss) on derivative	$(500)	1,028

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.

As of March 31, 2014, the fair value of derivatives in a liability position related to this agreement was $5,404. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of $5,927.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

Unsecured Credit Facilities

In 2013, the Company entered into amendments to its existing unsecured line of credit facility and term loan, together the “Credit Agreements.”  Under the term loan agreement, the Company borrowed, on an unsecured basis, $180,000.  The aggregate commitment of the Company’s line of credit facility is $280,000, which includes a $100,000 accordion feature.  The access to the accordion feature is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms at the time of the borrowing and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.

The line of credit facility matures on August 22, 2017 and the term loan matures on August 22, 2018. Borrowings under the Credit Agreements bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the Company’s leverage ratio.

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the Credit Agreements.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of March 31, 2014 and December 31, 2013, the outstanding balance on the line of credit facility was $155,000 and $95,000, respectively. As of March 31, 2014, the Company had up to $25,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

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

Convertible Notes

In August 2010, the Company issued $29,215 in face value of 5.0% convertible senior notes due 2029 (the “Notes”), all of which remained outstanding at March 31, 2014.

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

Holders of the Notes may convert their Notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2029, but prior to the close of business on the second business day immediately preceding November 15, 2029, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of Notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of March 31, 2014, for each $1 principal amount of Notes was 102.8807 shares of the Company’s common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $9.72 per share of common stock.

At March 31, 2014 and December 31, 2013, the Company has recorded $548 and $183, respectively of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

rate of interest being reflected in earnings that reflects the market rate at issuance.  The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The following table sets forth the net carrying values of the debt and equity components included in the consolidated balance sheets at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Equity Component (a)	$9,391	9,384

Debt Component	$29,215	29,215
Unamortized Discount (b)	(309)	(425)
Net Carrying Value	$28,906	28,790
 ________________________________________
(a)          The equity component is net of unamortized equity issuance costs of $21 and $28 at March 31, 2014 and December 31, 2013, respectively.
(b)         The unamortized discount will be amortized into interest expense on a monthly basis through November 2014.

Total interest expense related to the convertible notes for the three months ended March 31, 2014 and 2013 was calculated as follows:

	Three months ended March 31,
	2014	2013
Interest expense at coupon rate	$368	368
Discount amortization	115	115
Total interest expense (a)	$483	483
 ________________________________________

(a)	The effective interest rate of these convertible notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in August 2010.

(6)    Fair Value Disclosures

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

For assets and liabilities measured at fair value on a recurring basis for which fair value disclosure is required, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at March 31, 2014 using
Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative interest rate instruments liabilities (a)	$5,404	—
Variable rate debt (b)	—	425,031
Fixed rate debt (b)	—	497,474
Total liabilities	$5,404	922,505

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

	Fair value measurements at December 31, 2013 using
Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative interest rate instruments liabilities (a)	$4,904	—
Variable rate debt (b)	—	363,788
Fixed rate debt (b)	—	509,929
Total liabilities	$4,904	873,717
 ________________________________________

(a)	The Company entered into these interest rate swaps as a requirement under certain secured mortgage loans.

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

Level 3
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders. At March 31, 2014 and December 31, 2013, the Company used rates of 3.7% for fixed rate debt and 2.3% for variable rate debt in each period.  The Company has not elected the fair value option with respect to its debt.  The Company’s financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at March 31, 2014 and December 31, 2013.

(7)    Accumulated other comprehensive loss

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the three months ended March 31, 2014.

Gain (loss) on derivative instruments
Balance at December 31, 2013	$(4,904)

Other comprehensive income (loss) before reclassifications	(1,020)
Amounts reclassified from accumulated other comprehensive income	520
Net other comprehensive income	(500)

Balance at March 31, 2014	$(5,404)

(8)    Operating Leases

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include an increase of $735 and a decrease of $120, respectively, for the three months ended March 31, 2014 and 2013, respectively of rental income for the period of occupancy for which stepped rent increases apply and $22,600 and $21,865 in related accounts receivable as of March 31, 2014 and December 31, 2013, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

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

The Company engages in certain activities through Inland Venture Corporation (“IVC”), IEVC and Inland TRS Property Management, Inc., wholly owned TRS entities.  These entities engage in activities that would otherwise produce income that would not be REIT qualifying income, including, but not limited to, managing properties owned through certain of the Company's joint ventures and the sale of ownership interests through the Company's IPCC joint venture. The TRS entities are subject to federal and state income and franchise taxes from these activities.

The Company had no uncertain tax positions as of March 31, 2014.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of March 31, 2014. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2014 and 2013 or in the consolidated balance sheets as of March 31, 2014 and December 31, 2013. As of March 31, 2014, returns for the calendar years 2010 through 2013 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

(10)    Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of March 31, 2014 and December 31, 2013, options to purchase 70 shares of common stock, in each period, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.  These options and convertible notes were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive for the periods presented.

As of March 31, 2014, 576 shares of common stock have been issued pursuant to employment agreements, employment incentives and as director compensation. Of the total shares issued, 239 have vested and 6 have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method unless the effect would be immaterial or anti-dilutive.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three months ended March 31,
	2014		2013
Numerator:
Income from continuing operations	$14,914		3,881
Income from discontinued operations	490		3,032
Net income	15,404		6,913
Less: Net (income) loss attributable to the noncontrolling interest	20		(12)
Net income attributable to Inland Real Estate Corporation	15,424		6,901
Dividends on preferred shares	(2,234)		(2,210)
Net income attributable to common stockholders	$13,190		4,691
Denominator:
Denominator for net income per common share — basic:
Weighted average number of common shares outstanding	99,411		89,476
Effect of dilutive securities:
Unvested restricted shares	331	(a)	231	(a)
Denominator for net income per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	99,742		89,707
 ________________________________________

(a)	Unvested restricted shares of common stock have a dilutive impact, although it is not material to the periods presented.

In November 2012, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents"). The Sales Agency Agreement provides that the Company may offer and sell shares of its common stock having an aggregate offering price up to $150 million from time to time through the Agents. Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with the Agents in this report on Form 10-Q as its ATM issuance program.  No shares were issued during the three months ended March 31, 2014. As of March 31, 2014, approximately $139,900 remained available for sale under this issuance program.

(11)    Transactions with Related Parties

The Company pays affiliates of TIGI for real estate-related brokerage services and various administrative services, including, but not limited to, payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing.  These TIGI affiliates provide these services at cost, with the exception of the broker commissions, which are charged as a percentage of the gross transaction amount.  TIGI, through its affiliates, beneficially owns approximately 12.5% of the Company’s outstanding common stock.  Daniel L. Goodwin, one of our directors, owns a controlling amount of the stock of TIGI.

Amounts paid to TIGI or its affiliates for services and office space provided to the Company are set forth below.

	Three months ended March 31,
	2014	2013
Investment advisor	$—	17
Loan servicing	33	31
Property tax payment/reduction work	55	9
Computer services	178	152
Other service agreements	64	51
Broker commissions	102	98
Office rent and reimbursements	148	120

Total	$580	478

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (unaudited)

(12)    Segment Reporting

Guidance regarding the disclosures about segments of an enterprise and related information requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise.  The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Arkansas, Florida, Illinois, Indiana, Kansas, Kentucky, Massachusetts, Minnesota, Nebraska, Ohio and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

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

(14)    Subsequent Events

The Company has evaluated events subsequent to March 31, 2014 through May 8, 2014, the date of the financial statement issuance.

Distributions
On April 15, 2014, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on April 1, 2014.

On April 15, 2014, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock.  This distribution is payable on May 15, 2014 to the stockholders of record at the close of business on May 1, 2014.

On April 17, 2014, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on March 31, 2014.

On April 17, 2014, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on May 19, 2014 to the stockholders of record at the close of business on April 30, 2014.

Dispositions
On April 18, 2014, the Company sold a single-tenant asset, located in Celebration, Florida to an unaffiliated third party for $25,700, a price above its current carrying value. The investment property was 100% leased to Disney, who exercised their right to purchase the property provided in the lease agreement.

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

Executive Summary

We strive to be a leading owner and operator of high quality, necessity and value based retail centers in prime locations throughout the Central and Southeastern United States. We seek to provide predictable, sustainable cash flows and continually enhance shareholder value through the expert management and strategic improvement of our portfolio of premier retail properties.

We have elected to be taxed as a real estate investment trust ("REIT"). Inland Real Estate Corporation is a Maryland corporation formed on May 12, 1994. To date, we have focused on open-air neighborhood, community and power shopping centers and single-tenant retail properties located primarily in the Midwestern United States. Through wholly owned subsidiaries, Inland Commercial Property Management, Inc. and Inland TRS Property Management, Inc., we manage all properties we own interests in and properties for certain third parties and related parties.  Our investment properties are typically anchored by grocery, drug or discount stores, which provide everyday goods and services to consumers, rather than stores that sell discretionary items.  We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  As of March 31, 2014, no single tenant accounted for more than approximately 3.9% of annual base rent in our total portfolio, excluding properties owned through our joint venture with Inland Private Capital Corporation ("IPCC").

As of March 31, 2014, we owned interests in 138 investment properties, including 29 properties owned by our unconsolidated joint ventures.

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

In executing our 2014 goals, during the three months ended March 31, 2014, we sold three non-core assets for approximately $23,050, the proceeds from which were used to partially fund the acquisition of investment properties. Additionally, we repaid approximately $26,500 of consolidated mortgages payable, resulting in a decrease of our total outstanding debt.

As part of our growth strategy, management implemented external growth initiatives consisting of unconsolidated joint venture activities. Because certain joint ventures are unconsolidated, we are not able to present a complete picture of the impact these ventures have on our consolidated financial statements. We have included pro rata consolidated financial statements in the Non-GAAP Financial Measures section of this Quarterly Report on Form 10-Q to present our consolidated financial statements including our share of the joint venture balance sheets and statements of operations. We believe providing this information allows investors to better compare our overall performance and operating metrics to those of other REITs in our peer group.

Including the accounts of our unconsolidated joint ventures at 100 percent, we managed approximately $2,937,136 in total assets as of March 31, 2014 and earned $96,388 in total revenues during the three months ended March 31, 2014.

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

Acquisition Strategies

We seek to selectively acquire well-located open air retail centers that meet our investment criteria.  We will, from time to time, acquire properties either without financing contingencies or by assuming existing debt to provide us with a competitive advantage over other potential purchasers requiring financing or financing contingencies.  Additionally, we concentrate our property acquisitions in areas where we have, or seek to have, a large market concentration.  In doing this, we believe we are able to achieve operating efficiencies and possibly lease several locations to retailers expanding in our markets.

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

Additionally, we participate in a joint venture with IPCC that acquires properties which are ultimately sold to investors through a private offering of interests in Delaware Statutory Trusts (“DST”).  We earn fees from the joint venture for providing asset management, property management, acquisition and leasing services.  We will continue to receive management and leasing fees for those properties under management; even after all of the interests have been sold.

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

Liquidity and Capital Resources

Our most liquid asset is cash and cash equivalents that consist of cash and short-term investments.  Cash and cash equivalents at March 31, 2014 and December 31, 2013 were $12,747 and $11,258, respectively.  See our discussion of the statements of cash flows for a description of our cash activity during the three months ended March 31, 2014 and 2013.

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

Sources of cash

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, cash flows we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of March 31, 2014, we were in compliance with all financial covenants applicable to us.  We had up to $25,000 available under our $180,000 line of credit facility and an additional $100,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be market terms at the time of the borrowing and not the terms of the other borrowings under the line of credit facility.  The lending group is not obligated to approve access to funds under the accordion feature.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for interest expense on our debt obligations, for purchasing additional investment properties and capital commitments at existing investment properties, to meet joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements, certain capital expenditures and current distributions.  Monthly debt service requirements consist primarily of interest payments on our debt obligations although certain of our secured mortgages require monthly principal amortization.

As noted above, we also fund certain of our liquidity needs through the sale of our common stock in "at the market" or "ATM" issuances. Under this ATM program, we may issue up to $150,000 of our shares of common stock. BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents") act as our sales agent(s) for these issuances which may be made in privately negotiated transactions or by any other method deemed to be an "at the market" offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker. We refer to the arrangement with the Agents in this report on Form 10-Q as our "ATM issuance program." No shares were issued during the three months ended March 31, 2014.

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

One of our goals continues to be to enhance the value of our portfolio through additional repositioning and redevelopment initiatives. We currently have several projects underway and others under consideration. During 2014, we expect to invest approximately $27,000 in capital for tenant improvements and leasing commission on new leases and building improvements related to some of these repositioning efforts, which is similar in spend to prior years. We expect to fund these improvements using cash from operations and draws on our unsecured line of credit facility.

Approximately $134,928 of consolidated debt, including required monthly principal amortization, matures in the next twelve months. Included in the debt maturing in 2014 is an aggregate of approximately $90,247 of outstanding principal, secured by our Algonquin Commons property, which is subject to an $18,600 Payment Guaranty and carve-out guarantees, but generally is non-recourse to us. Algonquin Commons is currently subject to foreclosure litigation through which the plaintiff is also seeking to enforce the Payment Guaranty. We believe the Payment Guaranty has terminated, but we cannot predict the outcome of the litigation or provide assurance that the Payment Guaranty will not be performed. We intend to repay the remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility. Reference is made to the Total Debt Maturity Schedule in Note 5, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of March 31, 2014, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In October, 2012, we entered into a First Amendment (the “Amendment”) to the Limited Partnership Agreement of our joint venture with PGGM.  Subject to the terms and conditions of the Amendment, the partners increased the potential maximum equity contributions to allow for the acquisition of up to an additional $400,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets, using partner equity and secured debt.  The Amendment increased our potential maximum equity contribution to $281,000 and PGGM’s potential maximum equity contribution to $230,000.  The Amendment allows for a two-year investment period and no contributions are required unless and until both partners approve an additional acquisition.  We will fund our equity contributions with draws on our line of credit facility, proceeds from sales of investment properties, proceeds from financing unencumbered properties or the sale of preferred or common stock. As of March 31, 2014, PGGM's remaining maximum potential contribution was approximately $67,050 and ours was approximately $81,950.

Acquisitions and Dispositions

The table below presents investment property acquisitions, including those acquired by our unconsolidated joint ventures, during the three months ended March 31, 2014 and the year ended December 31, 2013.

Date	Property	City	State	GLA Sq.Ft.	Approx. Ground Lease Sq.Ft. (a)	Purchase Price	Cap Rate (b)	Financial Occupancy at time of Acquisition

Consolidated Portfolio
3/27/2014	Mokena Marketplace	Mokena	IL	49,058	4,300	$13,737	7.25%	76%
12/20/2013	Goldenrod Marketplace (c)	Orlando	FL	91,497	6,000	16,580	7.16%	86%
4/24/2013	Warsaw Commons (d)	Warsaw	IN	87,826	—	11,393	8.00%	96%
4/17/2013	Eola Commons (e)	Aurora	IL	23,080	—	(e)	(e)	78%
4/17/2013	Winfield Pointe Center (e)	Winfield	IL	19,888	—	(e)	(e)	75%

PGGM Joint Venture
12/19/2013	Fort Smith Pavilion	Fort Smith	AR	275,414	13,000	43,312	8.12%	96%
10/8/2013	Cedar Center South	University Heights	OH	136,080	2,800	24,900	7.23%	83%
9/11/2013	Timmerman Plaza (f)	Milwaukee	WI	40,343	—	5,257	7.90%	84%
9/11/2013	Capitol and 124th	Wauwatosa	WI	54,198	—	10,265	6.50%	100%
9/11/2013	Pilgrim Village (g)	Menomonee Falls	WI	31,331	40,600	8,723	6.70%	69%
8/20/2013	Evergreen Promenade (h)	Evergreen Park	IL	—	—	5,500	(h)	(h)

IPCC Joint Venture
3/19/2014	Mountain View Square	Wausau	WI	86,584	7,600	11,425	6.64%	100%
2/26/2014	Academy Sports	Olathe	KS	71,927	—	11,024	6.62%	100%
2/12/2014	BJ's Wholesale Club	Framingham	MA	114,481	—	26,500	6.43%	100%
1/2/2014	Walgreens	Trenton	OH	14,820	—	4,462	6.50%	100%
1/1/2014	O'Reilly	Kokomo	IN	7,210	—	1,475	6.39%	100%
1/1/2014	CVS	Port St. Joe	FL	13,225	—	4,303	6.28%	100%
11/4/2013	7-Eleven Portfolio (i)	(i)	OH	29,813	—	29,000	6.00%	100%
10/18/2013	Mariano's	Elmhurst	IL	76,236	—	20,359	7.25%	100%
9/25/2013	Family Dollar	Marion	IL	8,000	—	1,474	7.81%	100%
9/11/2013	Dollar General	Warrior	AL	9,100	—	1,089	8.68%	100%
9/11/2013	Dollar General	Fortson	GA	9,100	—	1,173	7.41%	100%
9/11/2013	Dollar General	Woodville	AL	9,026	—	1,067	7.41%	100%
9/11/2013	Dollar General	Midland City	AL	12,382	—	1,393	7.41%	100%
9/11/2013	Dollar General	LaGrange	GA	9,100	—	1,145	7.40%	100%
9/11/2013	Dollar General	Mobile	AL	9,100	—	1,219	7.40%	100%
9/10/2013	Dollar General	Gale	WI	9,026	—	945	7.85%	100%
9/10/2013	Dollar General	Lafayette	WI	9,026	—	944	7.85%	100%
7/26/2013	Freedom Commons	Naperville	IL	42,218	40,300	24,400	6.74%	87%
4/17/2013	Family Dollar	Wausaukee	WI	8,000	—	1,137	8.14%	100%
4/17/2013	Family Dollar	Charleston	MO	8,320	—	1,107	8.13%	100%
4/17/2013	Family Dollar	Cameron	TX	8,320	—	938	8.11%	100%
2/12/2013	Mariano's	Palatine	IL	71,324	—	22,675	6.70%	100%
2/12/2013	Mariano's	Vernon Hills	IL	71,248	—	27,883	6.84%	100%
1/24/2013	Family Dollar	Colorado City	TX	8,320	—	1,009	8.12%	100%
1/24/2013	Family Dollar	Abilene	TX	9,180	—	1,142	7.64%	100%

				1,533,801	114,600	$338,955
 ________________________________________

(a)	The purchase price of these properties includes square footage subject to ground leases. Ground lease square footage is not included in our GLA.

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

(c)	This property is subject to future earnout payments of approximately $2,600.

(d)	This property is subject to future earnout payments of approximately $1,800, of which $1,539 has already been paid.

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

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the three months ended March 31, 2014 and the year ended December 31, 2013.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain (Loss) on Sale	Provision for Asset Impairment

Consolidated Portfolio
3/11/2014	River Square	Naperville	IL	58,260	$16,750	10,941	—
2/4/2014	Golf Road Plaza	Niles	IL	25,992	3,300	742	—
1/24/2014	Dominick's	Countryside	IL	62,344	3,000	1,167	—
12/23/2013	Rite-Aid	Chattanooga	TN	10,908	2,500	602	—
12/20/2013	Lansing Square (partial)	Lansing	IL	140,627	6,400	962	—
12/4/2013	Park Square (partial)	Brooklyn Park	MN	124,344	9,500	—	2,612
10/30/2013	Naper West	Naperville	IL	214,109	21,150	4,031	—
10/1/2013	Regal Showplace (partial)	Crystal Lake	IL	7,000	1,950	334	—
8/15/2013	Orland Greens	Orland Park	IL	45,031	4,700	1,162	—
7/25/2013	Eola Commons	Aurora	IL	23,080	4,382	(537)	—
7/3/2013	Berwyn Plaza	Berwyn	IL	15,726	1,700	(101)	—
5/31/2013	Cub Foods	Buffalo Grove	IL	56,192	4,100	—	369
5/14/2013	Winnetka Commons	New Hope	MN	42,415	3,800	556	—
3/5/2013	Oak Lawn Town Center	Oak Lawn	IL	12,506	3,264	681	—
2/20/2013	Quarry Outlot	Hodgkins	IL	9,650	3,300	1,999	—

IPCC Joint Venture (a)
3/3/2014	7-Eleven Portfolio (b)	(b)	OH	29,813	31,625	—	—
1/14/2014	Discount Retail II Portfolio (c)	(c)	(c)	100,500	13,882	—	—
12/19/2013	Mariano's	Elmhurst	IL	76,236	21,863	—	—
12/1/2013	Family Dollar	Marion	IL	8,000	1,474	—	—
11/27/2013	Freedom Commons	Naperville	IL	42,218	26,463	—	—
10/30/2013	Discount Retail Portfolio (d)	(d)	(d)	88,130	12,208	—	—
10/28/2013	Mariano's Portfolio (e)	(e)	IL	142,572	54,100	—	—
8/28/2013	BJ's Wholesale Club	Gainesville	VA	76,267	17,466	—	—
8/23/2013	Dick's Sporting Goods	Cranberry Township	PA	81,780	20,951	—	—
7/23/2013	Pick N Save	Sheboygan	WI	62,138	13,302	—	—
4/30/2013	Mt. Pleasant Shopping Center	Mt. Pleasant	WI	83,334	24,061	—	—
4/8/2013	CVS/Walgreens Portfolio (f)	(f)	(f)	55,465	26,466	—	—
2/29/2013	Walgreen's Portfolio (g)	(g)	(g)	66,359	21,807	—	—

				1,760,996	$375,464	22,539	2,981
 ________________________________________

(a)
These properties are included as dispositions because all of the DST interests have been sold through our joint venture with IPCC.  No gain or loss is reflected in this table because the disposition of these properties is not considered a property sale, but rather a sale of ownership interest in the properties.  The gains from these properties are included in gain from sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

(b)
This portfolio includes twelve 7-Eleven stores, located in Akron, Brunswick, Chagrin Falls, Cleveland, Mentor, Painesville, Stow, Streetsboro, Strongsville, Twinsburg, Willoughby and Willoughby Hills OH.

(c)
This portfolio consists of three Family Dollar stores and eight Dollar General stores, located in Cameron, Texas; Charleston, Missouri; Wausaukee, Wisconsin; Lafayette, Wisconsin; Gale, Wisconsin; Mobile, Alabama; LaGrange, Georgia; Midland City, Alabama; Woodville, Alabama; Fortson, Georgia and Warrior, Alabama.

(d)
This portfolio consists of four Family Dollar stores and six Dollar General stores, located in Cisco, Texas; Lorain, Ohio; Abilene, Texas; Colorado City, Texas; Baldwin, Wisconsin; Mercer, Wisconsin; Nekoosa, Wisconsin; Oxford, Wisconsin; Spooner, Wisconsin and Wittenberg, Wisconsin.

(e)	This portfolio consists of two Mariano's stores, located in Palatine, Illinois and Vernon Hills, Illinois.

(f)	This portfolio consists of one CVS store and three Walgreens stores, located in Nampa, Idaho; St. George, Utah; Lee’s Summit, Missouri and McPherson, Kansas.

(g)	This portfolio consists of five Walgreens stores, located in El Paso, Texas; Benton Harbor, Michigan; New Bedford, Massachusetts; Villa Park, Illinois; and Milwaukee, Wisconsin.

The table below presents development property dispositions during the year ended December 31, 2013. There were no development property dispositions during the three months ended March 31, 2014.

Date	Property	City	State	GLA Sq. Ft.	Acres	Sale Price	Gain on Sale (a)	Provision for Asset Impairment (a)

09/12/13	North Aurora Towne Center III	North Aurora	IL	—	66	$4,000	$863	$—
04/05/13	Savannah Crossings	Aurora	IL	7,380	1.56	2,000	9	186

				7,380	67.56	$6,000	$872	$186
________________________________________

(a)	Amounts shown are our pro-rata share.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 28, 2014, under the heading “Critical Accounting Policies.”  No significant changes have been made to the critical accounting policies subsequent to December 31, 2013.

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2014 and 2013:

	2014	2013

Net cash provided by operating activities	$16,080	9,573

Net cash used in investing activities	$(50,422)	(20,609)

Net cash provided by financing activities	$35,831	1,434

2014 Compared to 2013

Net cash provided by operating activities was $16,080 for the three months ended March 31, 2014, as compared to $9,573 for the three months ended March 31, 2013.  The increase in cash provided by operating activities is due to an improvement in property operations, which is primarily due to the consolidation of the properties that were formally held in our joint venture with NYSTRS. See our discussion below under Results of Operations for an explanation related to property operations.

Net cash used in investing activities was $50,422 for the three months ended March 31, 2014, as compared to $20,609 for the three months ended March 31, 2013.  The primary reason for the increase in cash used in investing activities was the use of $72,826 to purchase investment properties and $5,017 for additions to investment properties during the three months ended March 31, 2014, as compared to the use of $20,270 to purchase investment properties and $3,153 for additions to investment properties during the three months ended March 31, 2013.  Partially offsetting the increase in cash used in investing activities was the receipt of $13,815 more in proceeds from the sale in investment properties and the investment of $10,706 less in our unconsolidated joint ventures during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Net cash provided by financing activities was $35,831 for the three months ended March 31, 2014, as compared to $1,434 during the three months ended March 31, 2013.  The primary reason for the increase in cash provided by financing activities was the receipt of $60,000 in net proceeds on our unsecured line of credit facility, partially offset by the use of $25,052 to repay debt during the three months ended March 31, 2014, as compared to minimal debt activity during the three months ended March 31, 2013.

Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2014 and 2013.  At March 31, 2014, we had ownership interests in 17 single-user retail properties, 51 Neighborhood Centers, 33 Community Centers, 36 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  One metric that management uses to evaluate our overall portfolio is same store net operating income in which management analyzes the net operating income of properties that we have owned and operated for the same three month periods during each year. These properties are referred to herein as “same store” properties.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  We believe that net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.

A total of 84 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 7.6 million square feet.  In the table below, “other investment properties” includes activity from properties acquired during the three months ended March 31, 2014 and the year ended December 31, 2013 (including the consolidation of assets formerly in the NYSTRS joint venture), properties disposed of during the three months ended March 31, 2014, Algonquin Commons, for which a receiver and its affiliated management company are now managing and operating, and activity from properties owned through our joint venture with IPCC while these properties were consolidated.   Operations from properties acquired through this joint venture are recorded as consolidated until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  The “same store” investment properties represent 69% of the square footage of our consolidated portfolio at March 31, 2014.  The following table presents the net operating income, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, lease termination income, interest, depreciation, amortization and bad debt expense for the three months ended March 31, 2014 and 2013 along with reconciliation to net income attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended March 31,
	2014	2013
Rental income and tenant recoveries:
"Same store" investment properties, 84 properties
Rental income	$23,334	23,243
Tenant recovery income	11,963	9,085
Other property income	391	390
"Other investment properties”
Rental income	11,304	3,477
Tenant recovery income	8,080	1,306
Other property income	111	45
Total property income	$55,183	37,546

Property operating expenses:
"Same store" investment properties, 84 properties
Property operating expenses	$8,094	5,624
Real estate tax expense	6,049	5,903
"Other investment properties"
Property operating expenses	4,089	815
Real estate tax expense	4,031	887
Total property operating expenses	$22,263	13,229

Property net operating income
"Same store" investment properties	$21,545	21,191
"Other investment properties"	11,375	3,126
Total property net operating income	$32,920	24,317

Other income:
Straight-line rents	$735	104
Amortization of lease intangibles	(75)	(347)
Lease termination income	4	1
Other income	102	748
Fee income from unconsolidated joint ventures	1,259	1,596
Gain on sale of investment properties	12,850	1,440
Gain on sale of joint venture interest	108	341

Equity in earnings of unconsolidated joint ventures	1,794	1,340

Other expenses:
Income tax expense of taxable REIT subsidiaries	(395)	(228)
Bad debt expense	(191)	(703)
Depreciation and amortization	(19,114)	(12,023)
General and administrative expenses	(6,092)	(4,720)
Interest expense	(8,991)	(7,985)

Income from continuing operations	14,914	3,881
Income from discontinued operations	490	3,032
Net income	15,404	6,913

Less: Net (income) loss attributable to the noncontrolling interest	20	(12)
Net income attributable to Inland Real Estate Corporation	15,424	6,901

Dividends on preferred shares	(2,234)	(2,210)

Net income attributable to common stockholders	$13,190	4,691

On a “same store” basis, (comparing the results of operations of the investment properties owned during the three months ended March 31, 2014 with the results of the same investment properties during the three months ended March 31, 2013), property net operating income increased $354 with total property income increasing $2,970 and total property operating expenses increasing $2,616.

Net income attributable to common stockholders increased $8,499 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Rental income
Rental income increased $91 on a “same store” basis, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  Including "other investment properties," total rental income increased $7,918 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase in total rental income is primarily due to the consolidation of the properties formerly held in our joint venture with NYSTRS.

Tenant recovery income
Tenant recovery income increased $2,878 on a “same store” basis, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  Including "other investment properties," total tenant recovery income increased $9,652 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  The primary reason for the fluctuation in tenant recovery income is a corresponding fluctuation in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases. Additionally the rate at which we recover expenses has increased in connection with new leases signed during the respective periods and the end of any associated rent abatement periods.

Property operating expenses
Property operating expenses increased $2,470 on a “same store” basis, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  Including "other investment properties," total property operating expenses increased $5,744 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  The increase in total property operating expenses is primarily due to the consolidation of the properties formerly held in our joint venture with NYSTRS. Additionally, the increase is due to an increase in snow removal costs due to inclement weather conditions during the three months ended March 31, 2014.

Real estate tax expense
Real estate tax expense increased $146 on a “same store” basis, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  Including "other investment properties," total real estate tax expense increased $3,290 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  The change in real estate tax expense is a result of changes in the assessed values of our investment properties or the tax rates charged by the various taxing authorities. Additionally, the increase in total real estate tax expense is primarily due to the consolidation of the properties formerly held in our joint venture with NYSTRS.

Other income
Other income decreased $646 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  The decrease in other income is due to decreased dividends earned on our investment portfolio and decreased gains on the sale of investment securities. We divested our securities portfolio as of December 31, 2013.

Fee income from unconsolidated joint ventures
Fee income from unconsolidated joint ventures decreased $337 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  The decrease was due primarily to decreased management fee income after the consolidation of the properties formerly held in our joint venture with NYSTRS. Additionally, the decrease is due to decreased acquisition fees earned on sales of interests through our joint venture with IPCC. Acquisition fees earned may vary based on the number of properties sold, the original acquisition prices of the properties and the timing of the sales in each period.

Gain on sale of investment properties
Gain on sale of investment properties increased $11,410 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 due to the early adoption of the new discontinued operations standard as of January 1, 2014. Gain on sale of investment properties for the three months ended March 31, 2014 includes gain recognized in conjunction with the sale of three investment properties. Gains from the sale of investment properties during the three months ended March 31, 2013 are included in discontinued operations.

Depreciation and amortization
Depreciation and amortization increased $7,091 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to depreciation expense recorded on newly acquired investment properties, including the consolidation of the properties formerly held in our joint venture with NYSTRS, new tenant improvement assets for work related to new leases and additional properties owned through our joint venture with IPCC, while they were consolidated.

General and administrative expenses
General and administrative expenses increased $1,372 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase is due primarily to an increase in payroll and related items as a result of additional staff for our increasing portfolio of assets under management and increased deal pursuit costs.

Interest expense
Interest expense increased $1,006 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase is primarily due to the consolidation during of the properties formerly held in our joint venture with NYSTRS.

Income from discontinued operations
Income from discontinued operations decreased $2,542 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to the early adoption of the new discontinued operations standard as of January 1, 2014. Operations from properties sold subsequent to January 1, 2014 that do not represent a strategic shift that has or will have a major effect on operations and financial results are no longer reflected as discontinued operations causing a decrease in what is reported in discontinued operations during the three months ended March 31, 2014.

Portfolio Activity

During the three months ended March 31, 2014, our leasing activity remained strong and our leasing spreads were positive on both new and renewal leases in our consolidated portfolio. During the three months ended March 31, 2014, we executed eight new, 41 renewal and 12 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately 310,000 square feet on our consolidated portfolio.  The eight new leases comprise approximately 18,000 square feet with an average rental rate of $19.88 per square foot, a 20.1% increase over the average expiring rate.  The 41 renewal leases comprise approximately 258,000 square feet with an average rental rate of $13.96 per square foot, a 7.7% increase over the average expiring rate.  The 12 non-comparable leases comprise approximately 34,000 square feet with an average base rent of $16.44 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements.

During the remainder of 2014, 98 leases, comprising approximately 395,000 square feet and accounting for approximately 3.6% of our annualized base rent, will be expiring in our consolidated portfolio.  We do not believe that any of the expiring leases are individually material to our financial results.  The weighted average expiring rate on these leases is $12.94 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

Occupancy as of March 31, 2014, December 31, 2013, and March 31, 2013 for our consolidated, unconsolidated and total portfolios is summarized in the following table:

Consolidated Occupancy (a)	As of March 31, 2014	As of December 31, 2013	As of March 31, 2013
Leased Occupancy (b)	94.8%	94.6%	92.0%
Financial Occupancy (c)	92.6%	92.0%	89.1%
Same Store Leased Occupancy (b)	94.3%	93.9%	93.0%
Same Store Financial Occupancy (c)	91.8%	91.2%	90.0%

Unconsolidated Occupancy (a) (d)
Leased Occupancy (b)	96.4%	96.7%	97.4%
Financial Occupancy (c)	95.9%	95.9%	95.2%
Same Store Leased Occupancy (b)	97.1%	97.4%	96.9%
Same Store Financial Occupancy (c)	96.6%	96.5%	95.4%

Total Occupancy (a)
Leased Occupancy (b)	95.2%	95.2%	94.1%
Financial Occupancy (c)	93.5%	93.1%	91.6%
Same Store Leased Occupancy (b)	95.1%	95.0%	94.2%
Same Store Financial Occupancy (c)	93.3%	92.8%	91.6%
Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	95.1%	95.1%	93.9%
Financial Occupancy excluding properties held through the joint venture with IPCC (c) (e)	93.3%	93.0%	91.2%
Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	98.1%	98.0%	96.3%
Non-Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	88.2%	88.6%	88.5%

 ________________________________________

(a)	All occupancy calculations exclude seasonal tenants.

(b)	Leased Occupancy is defined as the percentage of gross leasable area for which there is a signed lease, regardless of whether the tenant is currently obligated to pay rent under their lease agreement.

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

Joint Ventures and Off Balance Sheet Arrangements

Reference is made to Note 3, “Joint Ventures” to the accompanying consolidated financial statements for a discussion of our consolidated and unconsolidated joint ventures as of March 31, 2014, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-GAAP Financial Measures

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental measure to compare our performance and operations to other REITs.  Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities in which the REIT holds an interest.  In addition, NAREIT has further clarified the FFO definition to add-back impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate.  Under U.S. GAAP, impairment charges reduce net income.  While impairment charges are added back in the calculation of FFO, we caution that because impairments to the value of any property are typically based on reductions in estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance that may be permanent.  We have adopted the NAREIT definition for computing FFO.  Recurring FFO includes adjustments to FFO for the impact of lease termination income, certain gains and non-cash impairment charges of non-depreciable real estate, net of taxes recorded in comparable periods, in order to present the performance of our core portfolio operations.  Management uses the calculation of FFO and Recurring FFO for several reasons.  FFO is used in certain employment agreements we have with our executives to determine a portion of incentive compensation payable to them.  Additionally, we use FFO and Recurring FFO to compare our performance to that of other REITs in our peer group.  The calculation of FFO and Recurring FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO and Recurring FFO whereas items that are expensed reduce FFO and Recurring FFO.  Consequently, our presentation of FFO and Recurring FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO and Recurring FFO do not represent cash flows from operations as defined by U.S. GAAP, are not indicative of cash available to fund cash flow needs and liquidity, including our ability to pay distributions, and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. The following table reflects our FFO and FFO adjusted for the periods presented, reconciled to net income (loss) attributable to common stockholders for these periods:

	Three months ended March 31,
	2014	2013
Net income attributable to common stockholders	$13,190	4,691
Gain on sale of investment properties	(13,343)	(4,178)
Impairment of depreciable operating property	—	186
Equity in depreciation and amortization of unconsolidated joint ventures	4,192	5,855
Amortization on in-place lease intangibles	6,410	1,548
Amortization on leasing commissions	454	505
Depreciation, net of noncontrolling interest	12,250	10,598
Funds From Operations attributable to common stockholders	23,153	19,205

Lease termination income	(4)	(1)
Lease termination income included in equity in earnings of unconsolidated joint ventures	(77)	(9)
Impairment loss, net of taxes:
Impairment of investment securities	—	98
Provision for asset impairment included in equity in earnings of unconsolidated joint ventures	—	506
Recurring Funds From Operations attributable to common stockholders	$23,072	19,799

Net income attributable to common stockholders per weighted average common share — basic and diluted	$0.13	0.05

Funds From Operations attributable to common stockholders, per weighted average common share — basic and diluted	$0.23	0.21

Recurring Funds From Operations attributable to common stockholders, per weighted average common share — basic and diluted	$0.23	0.22

Weighted average number of common shares outstanding, basic	99,411	89,476
Weighted average number of common shares outstanding, diluted	99,742	89,707

Distributions declared, common	$14,214	12,791
Distributions per common share	$0.14	0.14

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

We believe EBITDA is an important supplemental non-GAAP measure.  We utilize EBITDA to calculate our interest expense coverage ratio, which equals EBITDA divided by total interest expense.  We believe that using EBITDA, which excludes the effect of non-operating expenses and non-cash charges, all of which are based on historical cost and may be of limited significance in evaluating current performance, facilitates comparison of core operating profitability between periods and between REITs, particularly in light of the use of EBITDA by a seemingly large number of REITs in their reports on Forms 10-Q and 10-K.  We believe that investors should consider EBITDA in conjunction with net income and the other required U.S. GAAP measures of our performance to improve their understanding of our operating results.  Recurring EBITDA includes adjustments to EBITDA for the impact of least termination income and non-cash impairment charges in comparable periods in order to present the performance of our core portfolio operations.

	Three months ended March 31,
	2014	2013
Net income attributable to Inland Real Estate Corporation	$15,424	6,901
Gain on sale of investment properties	(13,343)	(4,178)
Income tax (benefit) expense of taxable REIT subsidiaries	395	228
Interest expense	8,991	7,985
Interest expense associated with discontinued operations	—	194
Interest expense associated with unconsolidated joint ventures	1,989	2,979
Depreciation and amortization	19,114	12,023
Depreciation and amortization associated with discontinued operations	—	653
Depreciation and amortization associated with unconsolidated joint ventures	4,192	5,855
EBITDA	36,762	32,640

Lease termination income	(4)	(1)
Lease termination income included in equity in earnings of unconsolidated joint ventures	(77)	(9)
Impairment loss, net of taxes:
Impairment of depreciable operating property	—	186
Impairment of investment securities	—	98
Provision for asset impairment included in equity in earnings of unconsolidated joint ventures	—	506
Recurring EBITDA	$36,681	33,420

Total Interest Expense	$10,980	11,158

EBITDA: Interest Expense Coverage Ratio	3.3 x	2.9 x

Recurring EBITDA: Interest Expense Coverage Ratio	3.3 x	3.0 x

The following schedules present our pro-rata consolidated financial statements as of and for the three months ended March 31, 2014, reconciled to our U.S. GAAP financial statements. These financial statements are considered non-GAAP because they include financial information related to unconsolidated joint ventures accounted for under the equity method of accounting. We provide these statements to include the pro rata amounts of all properties under management in order to better compare our overall performance and operating metrics to those of other REITs in our peer group.

Balance Sheets (unaudited) - Pro-rata Consolidation

	Consolidated Balance Sheets March 31, 2014	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	Pro-rata Consolidated Balance Sheets
Assets:
Investment properties:
Land	$403,192	—	85,429	—	488,621
Construction in progress	17,836	—	1,867	2,062	21,765
Building and improvements	1,164,798	—	219,147	—	1,383,945
	1,585,826	—	306,443	2,062	1,894,331
Less accumulated depreciation	332,150	—	17,144	—	349,294
Net investment properties	1,253,676	—	289,299	2,062	1,545,037
Cash and cash equivalents	12,747	(2,262)	7,273	77	17,835
Accounts receivable, net	47,431	—	9,314	26	56,771
Investment in and advances to unconsolidated joint ventures	112,351	—	(107,133)	294	5,512
Acquired lease intangibles, net	106,804	—	44,873	—	151,677
Deferred costs, net	19,444	—	2,327	—	21,771
Other assets	31,310	(20)	2,615	4	33,909
Total assets	$1,583,763	(2,282)	248,568	2,463	1,832,512

Liabilities:
Accounts payable and accrued expenses	$57,765	(10)	8,201	1,618	67,574
Acquired below market lease intangibles, net	44,089	—	16,284	—	60,373
Distributions payable	5,112	—	—	—	5,112
Mortgages payable	488,098	—	163,348	—	651,446
Unsecured credit facilities	385,000	—	—	—	385,000
Convertible notes	28,906	—	—	—	28,906
Other liabilities	20,270	37	3,670	—	23,977
Total liabilities	1,029,240	27	191,503	1,618	1,222,388

Stockholders’ Equity:
Preferred stock	110,000	—	—	—	110,000
Common stock	998	—	—	—	998
Additional paid-in capital	877,914	—	119	—	878,033
Accumulated distributions in excess of net income	(428,977)	(2,317)	56,946	845	(373,503)
Accumulated other comprehensive loss	(5,404)	—	—	—	(5,404)
Total stockholders’ equity	554,531	(2,317)	57,065	845	610,124

Noncontrolling interest	(8)	8	—	—	—
Total equity	554,523	(2,309)	57,065	845	610,124

Total liabilities and equity	$1,583,763	(2,282)	248,568	2,463	1,832,512

Statements of Operations (unaudited) - Pro-rata Consolidation

Three months ended March 31, 2014	Consolidated Statement of Operations	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Pro-rata Consolidated Statement of Operations
Revenues:
Rental income	$35,298	—	7,996	—	59	43,353
Tenant recoveries	20,043	—	4,886	—	—	24,929
Other property income	506	—	161	—	—	667
Fee income from unconsolidated joint ventures	1,259	—	—	—	—	1,259
Total revenues	57,106	—	13,043	—	59	70,208

Expenses:
Property operating expenses	12,374	—	2,672	—	8	15,054
Real estate tax expense	10,080	—	2,687	2	—	12,769
Depreciation and amortization	19,114	—	4,165	—	27	23,306
General and administrative expenses	6,092	(20)	195	—	—	6,267
Total expenses	47,660	(20)	9,719	2	35	57,396

Operating income (loss)	9,446	20	3,324	(2)	24	12,812

Other income	102	—	3	—	—	105
Gain on sale of investment properties	12,850	—	—	—	—	12,850
Gain on sale of joint venture interest	108	—	—	—	—	108
Interest expense	(8,991)	—	(1,966)	—	(23)	(10,980)
Income (loss) before income tax expense of taxable REIT subsidiaries, equity in earnings of unconsolidated joint ventures and discontinued operations	13,515	20	1,361	(2)	1	14,895

Income tax expense of taxable REIT subsidiaries	(395)	—	—	—	—	(395)
Equity in earnings of unconsolidated joint ventures	1,794	—	(1,361)	2	(1)	434
Income from continuing operations	14,914	20	—	—	—	14,934

Income from discontinued operations	490	—	—	—	—	490
Net income	15,404	20	—	—	—	15,424

Less: Net loss attributable to the noncontrolling interest	20	(20)	—	—	—	—
Net income attributable to Inland Real Estate Corporation	15,424	—	—	—	—	15,424

Dividends on preferred shares	(2,234)	—	—	—	—	(2,234)
Net income attributable to common stockholders	$13,190	—	—	—	—	13,190

Subsequent Events

Reference is made to Note 14, “Subsequent Events” to the accompanying consolidated financial statements for a discussion of our subsequent event disclosures, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  As of March 31, 2014, we have one interest rate swap contract, which was entered into as a requirement under a secured mortgage.

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

	2014 (a)		2015 (a)	2016	2017		2018		Thereafter	Total		Fair Value (b)
Fixed rate debt	$137,098	(c)	35,959	8,974	46,168		368		243,205	471,772	(d)	497,474
Weighted average interest rate	5.43%		6.08%	5.00%	5.05%		—%		5.07%	5.25%		—
Variable rate debt	$6,233		45	35,046	156,476	(e)	230,000	(f)(g)	—	427,800	(d)	425,031
Weighted average interest rate	0.29%		—%	2.60%	1.90%		2.20%		—%	2.09%		—
Total	$143,331		36,004	44,020	202,644		230,368		243,205	899,572		922,505
  ________________________________________

(a)
Approximately $134,928 of our mortgages payable mature in the next twelve months.  Included in the debt maturing in 2014 is outstanding principal of approximately $90,247, secured by our Algonquin Commons property, which is currently subject to foreclosure litigation and we cannot currently predict the outcome of the litigation. We intend to repay the other maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

(b)
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders (Level 3).

(c)
Included in the debt maturing in 2014 are our convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require us to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets at March 31, 2014 reflect the value of the notes including the remaining unamortized discount of $309.

(d)
The total debt above reflects the total principal amount outstanding.  The consolidated balance sheets at March 31, 2014 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $2,741.

(e)
Included in the debt maturing during 2017 is our unsecured line of credit facility, totaling $155,000.  We pay interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of March 31, 2014, the weighted average interest rate on outstanding draws on the line of credit facility was 1.89%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2014, we were in compliance with these financial covenants.

(f)
Included in the debt maturing during 2018 is our $180,000 term loan, which matures in August 2018.  We pay interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of March 31, 2014, the weighted average interest rate on the term loan was 1.84%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2014, we were in compliance with these financial covenants.

(g)
Included in the debt maturing during 2018 is our $50,000 term loan which matures in November 2018.  We pay interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of March 31, 2014, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2014, we were in compliance with these financial covenants.

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

At March 31, 2014, approximately $427,800, or 48%, of our debt bore interest at variable rates, with a weighted average rate of 2.09% per annum. An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 1.0% annualized increase in interest rates would have increased our interest expense by approximately $1,070 for the three months ended March 31, 2014.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of March 31, 2014, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

There were no material developments in the quarter ended March 31, 2014, in the legal proceedings disclosed under Item 3 of Part I of our Form 10-K for the year ended December 31, 2013.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference:

Item No.        Description

10.1    Employment Agreement between Inland Real Estate Corporation and Mark Zalatoris, effective as of January 1, 2014 (1)
10.2    Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2014 (2)
10.3    Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2014 (3)
10.4    Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2014 (4)
10.5    Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2014 (5)
10.6    Inland Real Estate Corporation 2014 Annual Cash Incentive Plan (6)
10.7    Inland Real Estate Corporation 2014-2016 Long-Term Incentive Program (7)
31.1    Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2    Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1    Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2    Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101    The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed with the Securities and Exchange Commission on May 8, 2014, is formatted in Extensible Business Reporting Language
(“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,
(iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial
Statements (tagged as blocks of text). (8)

_____________________________________________________________________

(1)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

(2)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

(3)	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

(4)	Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

(5)	Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

(6)	Incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

(7)	Incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

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

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris President and Chief Executive Officer (principal executive officer)
Date:	May 8, 2014

/s/ BRETT A. BROWN

By:	Brett A. Brown Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date:	May 8, 2014

Exhibit Index

Item No.        Description

10.1    Employment Agreement between Inland Real Estate Corporation and Mark Zalatoris, effective as of January 1, 2014 (1)
10.2    Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2014 (2)
10.3    Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2014 (3)
10.4    Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2014 (4)
10.5    Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2014 (5)
10.6    Inland Real Estate Corporation 2014 Annual Cash Incentive Plan (6)
10.7    Inland Real Estate Corporation 2014-2016 Long-Term Incentive Program (7)
31.1    Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2    Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1    Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2    Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101    The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed with the Securities and Exchange Commission on May 8, 2014, is formatted in Extensible Business Reporting Language
(“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,
(iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial
Statements (tagged as blocks of text). (8)
_____________________________________________________________________

(1)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

(2)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

(3)	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

(4)	Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

(5)	Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

(6)	Incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

(7)	Incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

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