Form 10-Q
period 2014-06-30
INLAND REAL ESTATE CORP
filed 2014-08-08
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

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

As of August 7, 2014, there were 100,038,589 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
June 30, 2014 and December 31, 2013
(In thousands, except per share data)

	June 30, 2014	December 31, 2013
Assets:	(unaudited)
Investment properties:
Land	$391,999	387,010
Construction in progress	18,239	16,856
Building and improvements	1,124,305	1,130,004
Total investment properties	1,534,543	1,533,870
Less accumulated depreciation	329,637	327,684
Net investment properties	1,204,906	1,206,186

Cash and cash equivalents	27,188	11,258
Accounts receivable, net	41,934	37,155
Investment in and advances to unconsolidated joint ventures	142,625	119,476
Acquired lease intangibles, net	98,891	103,576
Deferred costs, net	18,321	19,638
Other assets	37,085	32,648
Total assets	$1,570,950	1,529,937

Liabilities:
Accounts payable and accrued expenses	$56,785	57,132
Acquired below market lease intangibles, net	41,780	43,191
Distributions payable	5,124	5,110
Mortgages payable	486,635	497,832
Unsecured credit facilities	375,000	325,000
Convertible notes	29,022	28,790
Other liabilities	25,561	17,413
Total liabilities	1,019,907	974,468

Stockholders’ Equity:
Preferred stock, $0.01 par value, 12,000 shares authorized; 4,400 8.125% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, issued and outstanding at June 30, 2014 and December 31, 2013, respectively	110,000	110,000
Common stock, $0.01 par value, 500,000 shares authorized; 100,022 and 99,721 Shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,000	997
Additional paid-in capital (net of offering costs of $74,915 and $74,749 at June 30, 2014 and December 31, 2013, respectively)	878,906	877,328
Accumulated distributions in excess of net income	(432,796)	(427,953)
Accumulated other comprehensive loss	(6,110)	(4,904)
Total stockholders’ equity	551,000	555,468

Noncontrolling interest	43	1
Total equity	551,043	555,469

Total liabilities and equity	$1,570,950	1,529,937

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30, 2014 and 2013 (unaudited)
(In thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$34,914	28,836	70,212	55,314
Tenant recoveries	12,127	10,088	32,170	20,479
Other property income	459	419	965	855
Fee income from unconsolidated joint ventures	1,307	1,958	2,566	3,554
Total revenues	48,807	41,301	105,913	80,202

Expenses:
Property operating expenses	6,580	5,397	18,954	12,552
Real estate tax expense	9,558	8,004	19,639	14,794
Depreciation and amortization	17,817	13,963	36,931	25,988
Provision for asset impairment	222	369	222	369
General and administrative expenses	5,993	5,269	12,085	9,976
Total expenses	40,170	33,002	87,831	63,679

Operating income	8,637	8,299	18,082	16,523
Other income	666	451	768	1,198
Gain from settlement of receivables	—	3,095	—	3,095
Gain from change in control of investment properties	—	95,378	—	95,378
Gain on sale of investment properties, net	9,978	—	22,828	1,440
Gain on sale of joint venture interest	6	393	114	734
Interest expense	(8,900)	(8,278)	(17,890)	(16,263)
Income before income tax expense of taxable REIT subsidiaries, equity in earnings of unconsolidated joint ventures and discontinued operations	10,387	99,338	23,902	102,105

Income tax expense of taxable REIT subsidiaries	(45)	(1,567)	(439)	(1,795)
Equity in earnings of unconsolidated joint ventures	2,263	2,172	4,057	3,512
Income from continuing operations	12,605	99,943	27,520	103,822

Income from discontinued operations	31	4,029	521	7,063
Net income	12,636	103,972	28,041	110,885

Less: Net (income) loss attributable to the noncontrolling interest	10	(2)	30	(14)
Net income attributable to Inland Real Estate Corporation	12,646	103,970	28,071	110,871

Dividends on preferred shares	(2,234)	(2,295)	(4,469)	(4,505)
Net income attributable to common stockholders	$10,412	101,675	23,602	106,366

Basic and diluted earnings attributable to common shares per weighted average common share:

Income from continuing operations	$0.10	1.05	0.23	1.09
Income from discontinued operations	—	0.04	0.01	0.08
Net income attributable to common stockholders per weighted average common share — basic	0.10	1.10	0.24	1.17

Weighted average number of common shares outstanding — basic	99,455	92,803	99,433	91,149

Income from continuing operations	$0.10	1.05	0.23	1.09
Income from discontinued operations	—	0.04	0.01	0.08
Net income attributable to common stockholders per weighted average common share — diluted	0.10	1.09	0.24	1.16

Weighted average number of common shares outstanding — diluted	99,817	93,042	99,780	91,384

Comprehensive income:
Net income attributable to common stockholders	$10,412	101,675	23,602	106,366
Unrealized loss on investment securities	—	(349)	—	(386)
Unrealized gain (loss) on derivative instruments	(706)	2,813	(1,206)	3,841
Comprehensive income	$9,706	104,139	22,396	109,821

Note: Basic and diluted Earnings Per Share may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Equity
For the six months ended June 30, 2014 (unaudited)
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders' equity	Noncontrolling interest	Total equity

	Issued	Amount	Issued	Amount

Balance December 31, 2013	4,400	$110,000	99,721	$997	$877,328	$(427,953)	$(4,904)	$555,468	$1	$555,469
Issuance of common stock, including DRP	—	—	86	1	3,103	—	—	3,104	—	3,104
Exercise of stock options	—	—	3	—	20	—	—	20	—	20
Deferred stock compensation, net	—	—	212	2	(1,394)	—	—	(1,392)	—	(1,392)
Amortization of debt issue costs	—	—	—	—	15	—	—	15	—	15
Offering costs	—	—	—	—	(166)	—	—	(166)	—	(166)
Net income	—	—	—	—	—	28,071	—	28,071	(30)	28,041
Dividends on preferred shares	—	—	—	—	—	(4,469)	—	(4,469)	—	(4,469)
Distributions declared, common	—	—	—	—	—	(28,445)	—	(28,445)	—	(28,445)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(1,206)	(1,206)	—	(1,206)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(14)	(14)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	86	86
Balance June 30, 2014	4,400	$110,000	100,022	$1,000	$878,906	$(432,796)	$(6,110)	$551,000	$43	$551,043

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2014 and 2013 (unaudited)
(In thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$28,041	110,885
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	222	369
Depreciation and amortization	37,128	27,618
Amortization of deferred stock compensation	(1,392)	(1,147)
Amortization on acquired above/below market leases and lease inducements	193	459
Gain on sale of investment properties	(23,322)	(4,734)
Gain from change in control of investment properties	—	(95,378)
Impairment of investment securities	—	98
Gain from settlement of receivables	—	(3,095)
Realized gain on investment securities, net	—	(819)
Equity in earnings of unconsolidated ventures	(4,057)	(3,512)
Gain on sale of joint venture interest	(114)	(734)
Straight line rent	(1,010)	303
Amortization of loan fees	1,452	1,449
Amortization of debt premium/discount, net	(396)	232
Changes in assets and liabilities:
Restricted cash	123	(237)
Accounts receivable and other assets, net	(649)	(4,149)
Accounts payable and accrued expenses	1,069	1,221
Prepaid rents and other liabilities	(248)	(3,251)
Net cash provided by operating activities	37,040	25,578

Cash flows from investing activities:
Restricted cash	(665)	(1,937)
Proceeds from sale of interest in joint venture, net	7,871	34,620
Sale of investment securities	—	3,190
Purchase of investment properties	(72,926)	(143,039)
Additions to investment properties, net of accrued additions	(9,505)	(4,770)
Proceeds from sale of investment properties, net	58,415	8,601
Proceeds from land condemnation	—	167
Distributions from unconsolidated joint ventures	7,038	8,589
Investment in unconsolidated joint ventures	(22,333)	(9,592)
Funding of mortgages receivable	—	(1,287)
Payment of leasing fees	(1,489)	(1,350)
Net cash used in investing activities	(33,594)	(106,808)

Cash flows from financing activities:
Issuance of shares, including DRP, net of offering costs	2,958	103,832
Loan proceeds	29,739	18,800
Payoff of debt	(36,822)	(863)
Proceeds from the unsecured line of credit facility	115,000	47,000
Repayments on the unsecured line of credit facility	(65,000)	(62,000)
Loan fees	(256)	(287)
Distributions paid	(32,900)	(30,075)
Distributions to noncontrolling interest	—	(300)
Contributions from noncontrolling interest	86	—
Payment of earnout liability	(321)	(1,225)
Net cash provided by financing activities	12,484	74,882

Net increase (decrease) in cash and cash equivalents	15,930	(6,348)
Cash and cash equivalents at beginning of period	11,258	18,505
Cash and cash equivalents at end of period	$27,188	12,157

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$13,853	11,216

Non-cash accrued additions to investment properties	$665	(3,596)

Non-cash distributions to noncontrolling interest partners	$(14)	(2,297)

 The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

 The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the “Company”) for the year ended December 31, 2013, which are included in the Company’s 2013 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

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

Recent Accounting Principles

In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The standard requires the disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. This standard is effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and requires prospective application. Early adoption is permitted, but only for disposals, or classifications as held for sale, that have not been reported as discontinued operations in the financial statements previously issued or available to be issued. The Company adopted this standard effective January 1, 2014 and therefore, investment properties that were sold during the six months ended June 30, 2014 have not been classified as discontinued operations in the accompanying consolidated financial statements, as these sales do not represent a strategic shift in the Company's business plan or primary markets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

(2)    Acquisitions

Date Acquired	Property	City	State	GLA Sq. Ft.	Approximate Purchase Price
01/01/14	CVS (a)	Port St. Joe	FL	13,225	$4,303
01/01/14	O'Reilly (a)	Kokomo	IN	7,210	1,475
01/02/14	Walgreens (a)	Trenton	OH	14,820	4,462
02/12/14	BJ's Wholesale Club (a)	Framingham	MA	114,481	26,500
02/26/14	Academy Sports (a)	Olathe	KS	71,927	11,024
03/19/14	Mountain View Square (a) (b)	Wausau	WI	86,584	11,425
03/27/14	Mokena Marketplace	Mokena	IL	49,058	13,737

	Total			357,305	$72,926
 ________________________________________
(a)    Acquired through the Company's joint venture with IPCC.
(b)    This property was deconsolidated during the six months ended June 30, 2014 as a result of sales of ownership interests to investors.

During the six months ended June 30, 2014, consistent with the Company’s growth initiative, the Company acquired the investment properties listed above, which were consolidated upon acquisition.  The Company acquired 100% of the beneficial interests of each property.

The following table presents certain additional information regarding the Company’s acquisitions during the six months ended June 30, 2014. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date were as follows:

Property	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles
CVS (a)	$890	2,824	589	—
O'Reilly (a)	244	976	255	—
Walgreens (a)	1,064	3,191	207	—
BJ's Wholesale Club (a)	6,700	17,180	2,620	—
Academy Sports (a)	1,696	6,944	2,468	(84)
Mountain View Square (a)	3,863	7,208	1,813	(1,459)
Mokena Marketplace	6,321	5,009	2,528	(121)

Total	$20,778	43,332	10,480	(1,664)
 ________________________________________
(a)    Acquired through the Company's joint venture with IPCC.

The Company has not included pro forma financial information related to the above properties acquired during the six months ended June 30, 2014. Properties acquired through our joint venture with IPCC are only consolidated for a short period of time until the first sale to investors at which point, they become unconsolidated. The Company acquired Mokena Marketplace with the intention to sell in the near term.

(3)    Joint Ventures

Consolidated Joint Ventures

The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and consolidated joint ventures.  The Company consolidates the operations of a joint venture if it determines that the Company is the primary beneficiary of the joint venture, which management has determined to be a variable interest entity ("VIE") in accordance with ASC 810. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined as the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity. When the Company consolidates a VIE, the assets, liabilities and results of operations of the VIE are included in our consolidated financial statements and all inter-company balances and transactions are eliminated.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

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

Joint Venture with IPCC (IRC-IREX Venture II, LLC)

In January 2013, Inland Exchange Venture LLC (“IEV LLC”), formerly known as Inland Exchange Venture Corporation, a taxable REIT subsidiary (“TRS”) of the Company, extended its joint venture with IPCC, a wholly owned subsidiary of The Inland Group, Inc. (“TIGI”), through December 31, 2014 to continue the joint venture relationship that began in 2006 and to change the fee structure. The joint venture provides replacement properties for investors wishing to complete a tax-deferred exchange through private placement offerings, using properties made available to the joint venture by IEV LLC.  These offerings are structured to sell Delaware Statutory Trust ("DST") interests in the identified property.  IEV LLC performs the joint venture’s acquisition function and ICPM performs the asset management, property management and leasing functions. Both entities earn fees for providing these services to the joint venture.

The joint venture was determined to be a VIE under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any DST interests, the joint venture owns 100% of the DST interests in the property and controls the major decisions that affect the underlying property; and therefore upon initial acquisition, the joint venture consolidates the property.  At the time of first sale of a DST interest, the joint venture no longer controls the underlying property as the activities and decisions that most significantly impact the property’s economic performance are now subject to joint control among the co-owners or lender; and therefore, at such time, the property is deconsolidated and accounted for under the equity method (unconsolidated).  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures until all DST interests have been sold.  The table below reflects those properties that were deconsolidated during the six months ended June 30, 2014 and 2013, and therefore no longer represent the consolidated assets and liabilities of the VIE.

	June 30, 2014	June 30, 2013
Investment properties	$(11,071)	$(58,018)
Acquired lease intangibles	(1,813)	(8,236)
Below market lease intangibles	1,459	828
Mortgages payable	—	39,985
Net change to investment in and advances to unconsolidated joint ventures	$(11,425)	$(25,441)

During the six months ended June 30, 2014 and 2013, the joint venture with IPCC acquired six and seven investment properties, respectively.  In conjunction with the sales of DST interests, the Company recorded gains of approximately $6 and $114 for the three and six months ended June 30, 2014, respectively, as compared to $393 and $734 for the three and six months ended June 30, 2013, respectively. These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

Variable Interest Entity Financial Information

The following table presents certain assets and liabilities of consolidated variable interest entities ("VIEs"), which are included in the consolidated balance sheets as of June 30, 2014. There were no consolidated VIE assets and liabilities as of December 31, 2013.  The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that are eliminated in consolidation.

June 30, 2014
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Net investment properties	$41,250
Other assets	12,956
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$54,206

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Mortgages payable	$28,132
Other liabilities	355

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$28,487

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

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at June 30, 2014	Investment in and advances to unconsolidated joint ventures at June 30, 2014	Investment in and advances to unconsolidated joint ventures at December 31, 2013
INP Retail LP (a)	55%	$131,781	112,141
Oak Property and Casualty	20%	1,338	1,522
TMK/Inland Aurora Venture LLC (b)	40%	(294)	(283)
IRC/IREX Venture II LLC (c)	(d)	9,800	6,096
Investment in and advances to unconsolidated joint ventures		$142,625	119,476
 ________________________________________

(a)	Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(b)	The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)	Joint venture with Inland Private Capital Corporation (“IPCC”). Investment in joint venture balance represents the Company's share of the Delaware Statutory Trust ("DST") interests.

(d)
The Company’s profit/loss allocation percentage varies based on the ownership interest it holds in the entity that owns a particular property and is in the process of selling ownership interests in that property to outside investors.

The unconsolidated joint ventures had total outstanding debt in the amount of $295,854 (total debt, not the Company’s pro rata share) at June 30, 2014 that matures as follows:

Joint Venture Entity	2014	2015	2016	2017	2018	Thereafter	Total
INP Retail LP (a) (b)	$—	23,892	4,071	26,307	10,520	231,064	295,854
 ________________________________________

(a)
The total debt above reflects the total principal amount outstanding.  The unconsolidated joint ventures' balance sheets at June 30, 2014 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $4,680.

(b)	Includes the mortgage payable for Evergreen Promenade. Amount not included in Joint Venture Financial Information because INP Retail LLP accounts for its Evergreen Promenade joint venture under the equity method of accounting.

The Company earns fees for providing asset management, property management, leasing and acquisition services to its joint ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission, which is reflected as fee income from unconsolidated joint ventures in the accompanying consolidated statements

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

of operations and comprehensive income.  Fee income earned for the three and six months ended June 30, 2014 and 2013 are reflected in the following table.

	Three months ended June 30,		Six months ended June 30,
Joint Venture with:	2014	2013	2014	2013
PGGM	$715	635	1,289	1,197
IPCC	592	1,153	1,277	1,964
NYSTRS	—	169	—	390
Other	—	1	—	3
Fee income from unconsolidated joint ventures	$1,307	1,958	2,566	3,554

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

The operations of properties contributed to the joint ventures by the Company were not recorded as discontinued operations because of the Company’s continuing involvement with these investment properties.  The Company’s proportionate share of the earnings or losses related to its unconsolidated joint ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.  During the three and six months ended June 30, 2014, the Company recorded $517 and $1,033, respectively, of amortization of basis difference between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures, as compared to $767 and $1,657 during the three and six months ended June 30, 2013, respectively. The amortization of this basis difference is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income. Differences in basis result from the recording of the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over the respective depreciable lives of the joint venture property assets.

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

As of June 30, 2014, the joint venture has acquired a total of approximately $681,000 of retail assets, including those properties contributed by the Company. As of June 30, 2014, PGGM's remaining maximum potential equity contribution was approximately $48,936 and the Company's was approximately $59,810.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

IN Retail Fund, LLC June 30, 2013
Investment properties:
Land	$103,430
Building and improvements (a)	238,482
Construction in progress	—
Investment properties	341,912
Cash	5,609
Accounts receivable	7,668
Acquired lease intangibles	89,871
Deferred costs	1,134
Other assets	587
Total assets acquired	446,781

Accounts payable and accrued expenses	12,482
Mortgages payable, net (a)	155,946
Acquired below market lease intangibles	32,415
Other liabilities	1,529

Net assets acquired	$244,409

(a)    Includes $3,742 of unamortized mortgage premiums and discounts.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

The following table summarizes the investment in the joint venture:

IN Retail Fund, LLC June 30, 2013
Investments in and advances to unconsolidated joint ventures prior to change in control transaction	$28,328
Investments in and advances to unconsolidated joint ventures activity	(365)
Gain from change in control of investment properties	95,378
Cash paid	121,068
Net assets acquired	$244,409

The following unaudited condensed pro forma consolidated financial statements for the three and six months ended June 30, 2013, include adjustments related to the acquisition of the ownership interest in IN Retail Fund, LLC which is considered material to the consolidated financial statements, assuming the acquisition had been consummated as of January 1, 2012. On a pro forma basis, the Company assumes shares outstanding as of June 30, 2013 were outstanding as of January 1, 2012. The following unaudited condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming this acquisition had been consummated as of January 1, 2012 nor does it purport to represent the results of operations for future periods.

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Historical	Pro Forma Adjustments	As Adjusted (unaudited)	Historical	Pro Forma Adjustments	As Adjusted (unaudited)
Total revenues	$41,301	7,249	48,550	80,202	18,703	98,905

Net income attributable to Inland Real Estate Corporation	$103,970	(2,827)	101,143	110,871	(7,245)	103,626

Net income attributable to common stockholders	$101,675	(2,827)	$98,848	106,366	(7,245)	99,121

Net income attributable to common stockholders per weighted average common share - basic	$1.10		$1.00	1.17		1.00

Net income attributable to common stockholders per weighted average common share - diluted	$1.09		$1.00	1.16		1.01

Weighted average number of common shares outstanding - basic	92,803		99,034	91,149		98,756

Weighted average number of common shares outstanding - diluted	93,042		99,273	91,384		98,049

Development Joint Venture

The company currently has one unconsolidated development joint venture, which was formed for the development or sale of the property commonly known as Savannah Crossing. This property consists of approximately 5 acres of vacant land, which the joint venture is holding for future sale or potential development.

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

The impairment of assets during the six months ended June 30, 2013 at the joint venture level and the Company's pro-rata share are included in the below table. The Company's pro-rata share of the loss is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income. No impairment losses were required or recorded during the six months ended June 30, 2014.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

	Six months ended June 30, 2013
Joint Venture Entity	Total impairment	Company’s pro rata share

TMK/Inland Aurora Venture LLC	$1,730	692

Joint Venture Financial Information

Summarized financial information for the unconsolidated joint ventures is as follows:

	As of
	June 30, 2014	December 31, 2013
Balance Sheets:
Assets:
Investment in real estate, net	$664,462	658,562
Other assets	73,990	75,969
Total assets	$738,452	734,531

Liabilities:
Mortgage payable (a) (b)	$296,463	322,184
Other liabilities	73,415	70,393
Total liabilities	$369,878	392,577

Total equity	$368,574	341,954

Total liabilities and equity	$738,452	734,531

Investment in and advances to unconsolidated joint ventures	$142,625	119,476

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Statements of Operations:
Total revenues	$20,308	$27,427	45,054	59,452
Total expenses (c)	(18,534)	(25,735)	(41,293)	(58,482)
Income from operations	$1,774	1,692	3,761	970

Inland’s pro rata share of income from operations (d)	$2,263	2,172	4,057	3,512
  ________________________________________

(a)	Includes $4,680 of unamortized mortgage premiums and discounts.

(b)
Amount excludes the mortgage payable for Evergreen Promenade, because that property is owned through an unconsolidated joint venture of INP Retail LP and is accounted for by that joint venture using the equity method of accounting.

(c)
Total expenses for the six months ended June 30, 2013 include impairment charges in the amount of $1,730. No impairment charges were recorded during the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014.

(d)	IRC’s pro rata share includes the amortization of certain basis differences and an elimination of IRC’s pro rata share of the management fee expense.

(4)    Discontinued Operations

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of June 30, 2014, there were no properties classified as held for sale.

The following table summarizes the properties sold, date of sale, indebtedness repaid, if any, approximate cash received (paid) net of closing costs, gain (loss) on sale, whether the sale qualified as part of a tax deferred exchange and applicable asset impairments.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

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

For the three and six months ended June 30, 2014, the Company has recorded income from discontinued operations of $31 and $521, respectively. The six months ended June 30, 2014 includes a gain on sale of $493. No gains on sale were recorded within discontinued operations during the three months ended June 30, 2014. Additionally, for the three and six months ended June 30, 2013, the Company has recorded income from discontinued operations of $4,029 and $7,063, respectively. One property sold during the three and six months ended June 30, 2013 was sold at a price below its current carrying value and as a result, a provision for asset impairment totaling $369 was recorded during each period. The three and six months ended June 30, 2013 includes gains on sale of $556 and $3,236, respectively.

(5)    Secured and Unsecured Debt

Total Debt Maturity Schedule

The following table presents the principal amount of total debt maturing each year, including amortization of principal, based on debt outstanding at June 30, 2014:

	2014 (a)		2015 (a)	2016	2017		2018		Thereafter	Total
Fixed rate debt	$125,547	(b)	36,325	9,358	46,570		789		253,666	472,255	(c)
Weighted average interest rate	5.33%		6.08%	5.00%	5.05%		—%		5.05%	5.20%
Variable rate debt	$6,200		—	35,000	145,000	(d)	230,000	(e)(f)	—	416,200	(c)
Weighted average interest rate	0.16%		—%	2.60%	1.89%		2.20%		—%	2.09%
Total	$131,747		36,325	44,358	191,570		230,789		253,666	888,455
 ________________________________________

(a)
Approximately $136,294 of the Company’s mortgages payable matures in the next twelve months.  Included in the debt maturing in 2014 is outstanding principal of approximately $90,247 secured by the Company's Algonquin Commons property, which is currently subject to foreclosure litigation and the Company cannot currently predict the outcome of the litigation. The Company intends to repay the other maturing debt upon maturity using available cash and/or borrowings under its unsecured line of credit facility.

(b)
Included in the debt maturing in 2014 are the Company’s convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require the Company to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets at June 30, 2014 reflect the value of the notes including the remaining unamortized discount of $193.

(c)
The total debt above reflects the total principal amount outstanding.  The consolidated balance sheets at June 30, 2014 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $2,395.

(d)
Included in the debt maturing during 2017 is the Company’s unsecured line of credit facility, totaling $145,000.  The Company pays interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of June 30, 2014, the weighted average interest rate on outstanding draws on the line of credit facility was 1.89%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2014, the Company was in compliance with these financial covenants.

(e)
Included in the debt maturing during 2018 is the Company’s $180,000 term loan which matures in August 2018.  The Company pays interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of June 30, 2014, the weighted average interest rate on the term loan was 1.84%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2014, the Company was in compliance with these financial covenants.

(f)
Included in the debt maturing during 2018 is the Company’s $50,000 term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of June 30, 2014, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2014, the Company was in compliance with these financial covenants.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  The face value of mortgage loans outstanding as of June 30, 2014 was $484,240 and they bore interest at a weighted average interest rate of 4.96% per annum.  Of this amount, $443,040 bore interest at fixed rates ranging from 4.00% to 6.50% per annum and a weighted average fixed rate of 5.21% per annum as of June 30, 2014.  The remaining $41,200 of mortgage debt bears interest at variable rates with a weighted average interest rate of 2.23% per annum as of June 30, 2014.  The consolidated balance sheets at June 30, 2014 reflect the fair value of the mortgage debt, including the remaining unamortized mortgages premium/discount of $2,395. As of June 30, 2014, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through May 2024.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

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

The Company currently has one interest rate swap outstanding that is used to hedge the variable cash flows associated with its variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives, if any, is

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

recognized directly in earnings.  The Company has entered into one interest rate swap contract as a requirement under a secured mortgage and the hedging relationship is considered to be highly effective as of June 30, 2014.

Amounts reported in comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $2,090 will be reclassified from comprehensive income (expense) as an increase to interest expense over the next twelve months.

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

As of June 30, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivatives that are designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional
	June 30, 2014	December 31, 2013
Interest Rate Swaps	$60,000	60,000

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of June 30, 2014 and December 31, 2013.

	Derivative Liability		Derivative Liability
	As of June 30, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap	Other liabilities	$6,110	Other liabilities	4,904

The table below presents the effect of the Company’s derivative financial instruments on comprehensive income for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Amount of gain (loss) recognized in comprehensive income on derivative, net	$(1,233)	2,293	(2,253)	2,808
Amount of loss reclassified from accumulated comprehensive income into interest expense	527	520	1,047	1,033
Unrealized gain (loss) on derivative	$(706)	2,813	(1,206)	3,841

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.

As of June 30, 2014, the fair value of derivatives in a liability position related to this agreement was $6,110. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of $6,662.

Unsecured Credit Facilities

In 2013, the Company entered into amendments to its existing unsecured line of credit facility and term loan, together the “Credit Agreements.”  Under the term loan agreement, the Company borrowed, on an unsecured basis, $180,000.  The aggregate commitment of the Company’s line of credit facility is $180,000. The facility also provides for a $100,000 accordion feature, access to which is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms at the time of the borrowing and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

The line of credit facility matures on August 22, 2017 and the term loan matures on August 22, 2018. Borrowings under the Credit Agreements bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the Company’s leverage ratio.

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the Credit Agreements.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of June 30, 2014 and December 31, 2013, the outstanding balance on the line of credit facility was $145,000 and $95,000, respectively. As of June 30, 2014, the Company had up to $35,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

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

Convertible Notes

In August 2010, the Company issued $29,215 in face value of 5.0% convertible senior notes due 2029 (the “Notes”), all of which remained outstanding at June 30, 2014.

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

Holders of the Notes may convert their Notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2029, but prior to the close of business on the second business day immediately preceding November 15, 2029, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of Notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of June 30, 2014, for each $1 principal amount of Notes was 102.8807 shares of the Company’s common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $9.72 per share of common stock.

At June 30, 2014 and December 31, 2013, the Company has recorded $183, in each period of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance.  The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The following table sets forth the net carrying values of the debt and equity components included in the consolidated balance sheets at June 30, 2014 and December 31, 2013.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

	June 30, 2014	December 31, 2013
Equity Component (a)	$9,399	9,384

Debt Component	$29,215	29,215
Unamortized Discount (b)	(193)	(425)
Net Carrying Value	$29,022	28,790
 ________________________________________
(a)         The equity component is net of unamortized equity issuance costs of $13 and $28 at June 30, 2014 and December 31, 2013, respectively.
(b)         The unamortized discount will be amortized into interest expense on a monthly basis through November 2014.

Total interest expense related to the convertible notes for the three and six months ended June 30, 2014 and 2013 was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest expense at coupon rate	$368	368	736	736
Discount amortization	116	116	232	232
Total interest expense (a)	$484	484	968	968
 ________________________________________

(a)	The effective interest rate of these convertible notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in August 2010.

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

For assets and liabilities measured at fair value on a recurring basis for which fair value disclosure is required, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at June 30, 2014 using
Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative interest rate instruments liabilities (a)	$6,110	—
Variable rate debt (b)	—	415,884
Fixed rate debt (b)	—	499,603
Total liabilities	$6,110	915,487

	Fair value measurements at December 31, 2013 using
Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative interest rate instruments liabilities (a)	$4,904	—
Variable rate debt (b)	—	363,788
Fixed rate debt (b)	—	509,929
Total liabilities	$4,904	873,717
 ________________________________________

(a)	The Company entered into these interest rate swaps as a requirement under certain secured mortgage loans.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

(b)
The disclosure is included to provide information regarding the inputs used to determine the fair value of the outstanding debt, in accordance with existing accounting guidance. These instruments are not presented in the accompanying consolidated balance sheets at fair value.

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

Level 3
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders. At June 30, 2014 and December 31, 2013, the Company used rates of 3.6% and 3.7%, respectively, for fixed rate debt and 2.2% and 2.3%, respectively, for variable rate debt in each period.  The Company has not elected the fair value option with respect to its debt.  The Company’s financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at June 30, 2014 and December 31, 2013.

(7)    Accumulated other comprehensive loss

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the six months ended June 30, 2014.

Gain (loss) on derivative instruments
Balance at December 31, 2013	$(4,904)

Other comprehensive income (loss) before reclassifications	(2,253)
Amounts reclassified from accumulated other comprehensive income	1,047
Net other comprehensive loss	(1,206)

Balance at June 30, 2014	$(6,110)

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the three months ended June 30, 2014.

Gain (loss) on derivative instruments
Balance at March 31, 2014	$(5,404)

Other comprehensive income (loss) before reclassifications	(1,233)
Amounts reclassified from accumulated other comprehensive income	527
Net other comprehensive loss	(706)

Balance at June 30, 2014	$(6,110)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

(8)    Operating Leases

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements includes increases of $275 and $1,010 for the three and six months ended June 30, 2014, respectively, and decreases of $183 and $303 for the three and six months ended June 30, 2013, respectively of rental income for the period of occupancy for which stepped rent increases apply and $22,875 and $21,865 in related accounts receivable as of June 30, 2014 and December 31, 2013, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

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

The Company engages in certain activities through Inland Venture LLC (“IV LLC”), formerly known as Inland Venture Corporation, IEV LLC and Inland TRS Property Management, Inc., wholly owned TRS entities.  These entities engage in activities that would otherwise produce income that would not be REIT qualifying income, including, but not limited to, managing properties owned through certain of the Company's joint ventures and the sale of ownership interests through the Company's IPCC joint venture. The TRS entities are subject to federal and state income and franchise taxes from these activities.

The Company had no uncertain tax positions as of June 30, 2014.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of June 30, 2014. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013 or in the consolidated balance sheets as of June 30, 2014 and December 31, 2013. As of June 30, 2014, returns for the calendar years 2010 through 2013 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

(10)    Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of June 30, 2014 and December 31, 2013, options to purchase 67 and 70 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.  These options and convertible notes were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive for the periods presented.

As of June 30, 2014, 788 shares of common stock have been issued pursuant to employment agreements, employment incentives and as director compensation. Of the total shares issued, 239 have vested and 6 have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method unless the effect would be immaterial or anti-dilutive.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Numerator:
Income from continuing operations	$12,605		99,943		27,520		103,822
Income from discontinued operations	31		4,029		521		7,063
Net income	12,636		103,972		28,041		110,885
Less: Net (income) loss attributable to the noncontrolling interest	10		(2)		30		(14)
Net income attributable to Inland Real Estate Corporation	12,646		103,970		28,071		110,871
Dividends on preferred shares	(2,234)		(2,295)		(4,469)		(4,505)
Net income attributable to common stockholders	$10,412		101,675		23,602		106,366
Denominator:
Denominator for net income per common share — basic:
Weighted average number of common shares outstanding	99,455		92,803		99,433		91,149
Effect of dilutive securities:
Unvested restricted shares	362	(a)	239	(a)	347	(a)	235	(a)
Denominator for net income per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	99,817		93,042		99,780		91,384
 ________________________________________

(a)	Unvested restricted shares of common stock have a dilutive impact, although it is not material to the periods presented.

In November 2012, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents"). The Sales Agency Agreement provides that the Company may offer and sell shares of its common stock having an aggregate offering price up to $150 million from time to time through the Agents. Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with the Agents in this report on Form 10-Q as its ATM issuance program.  No shares were issued during the six months ended June 30, 2014. As of June 30, 2014, approximately $139,900 remained available for sale under this issuance program.

(11)    Transactions with Related Parties

The Company pays or has paid affiliates of TIGI for real estate-related brokerage services and various administrative services, including, but not limited to, payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing.  These TIGI affiliates provide these services at cost, with the exception of the broker commissions, which are charged as a percentage of the gross transaction amount.  TIGI, through its affiliates, beneficially owns approximately 12.5% of the Company’s outstanding common stock.  Daniel L. Goodwin, one of our directors, owns a controlling amount of the stock of TIGI.

Effective July 1, 2014, the Company terminated its contracts with TIGI and its affiliates for insurance consultation and placement, mortgage/loan servicing and property tax reduction services. The Company has hired an internal staff who will now handle loan servicing and property tax reduction services and has engaged a third party broker to handle its insurance consultation and placement services. Additionally, the Company will no longer incur investment advisor fees since it divested its securities portfolio as of December 31, 2013.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

Amounts paid to TIGI or its affiliates for services and office space provided to the Company are set forth below.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Investment advisor	$—	22	—	40
Loan servicing	34	21	67	52
Property tax payment/reduction work	86	64	141	73
Computer services	147	156	325	309
Other service agreements	52	42	115	93
Broker commissions	—	—	102	98
Office rent and reimbursements	163	120	312	239

Total	$482	425	1,062	904

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

(14)    Subsequent Events

The Company has evaluated events subsequent to June 30, 2014 through August 7, 2014, the date of the financial statement issuance.

Distributions
On July 15, 2014, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on July 1, 2014.

On July 15, 2014, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock.  This distribution is payable on August 15, 2014 to the stockholders of record at the close of business on August 1, 2014.

On July 17, 2014, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on June 30, 2014.

On July 17, 2014, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on August 18, 2014 to the stockholders of record at the close of business on July 31, 2014.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (unaudited)

Financings
On July 31, 2014, the Company entered into a Second Amendment to Fifth Amended and Restated Credit Agreement (the "Credit Facility Amendment") and a Second Amendment to Second Amended and Restated Term Loan Agreement (the "Term Loan Amendment" and together, the "Amendments"). The Credit Facility Amendment increased the aggregate commitment of the bank group from $180,000 to $275,000, now includes a $200,000 accordion feature and extends the maturity by one-year, to July 31, 2018, among other things. The Term Loan Amendment increased the aggregate commitment from $180,000 to $200,000 and extends the maturity date by one-year, to July 31, 2019, among other things.

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

We have elected to be taxed as a real estate investment trust ("REIT"). Inland Real Estate Corporation is a Maryland corporation formed on May 12, 1994. To date, we have focused on open-air neighborhood, community and power shopping centers and single-tenant retail properties located primarily in the Midwestern United States. Through wholly owned subsidiaries, Inland Commercial Property Management, Inc. and Inland TRS Property Management, Inc., we manage all properties we own interests in and properties for certain third parties and related parties.  Our investment properties are typically anchored by grocery, drug or discount stores, which provide everyday goods and services to consumers, rather than stores that sell discretionary items.  We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  As of June 30, 2014, no single tenant accounted for more than approximately 3.9% of annual base rent in our total portfolio, excluding properties owned through our joint venture with Inland Private Capital Corporation ("IPCC").

As of June 30, 2014, we owned interests in 135 investment properties, including 31 properties owned by our unconsolidated joint ventures.

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

In executing our 2014 goals, during the six months ended June 30, 2014, we sold seven non-core assets for approximately $65,150, the proceeds from which were used to partially fund the acquisition of investment properties. Additionally, we repaid approximately $39,400 of consolidated mortgages payable, resulting in a decrease in outstanding secured debt.

As part of our growth strategy, management implemented external growth initiatives consisting of unconsolidated joint venture activities. Because certain joint ventures are unconsolidated, we are not able to present a complete picture of the impact these ventures have on our consolidated financial statements. We have included pro rata consolidated information in the Non-GAAP Financial Measures section of this Quarterly Report on Form 10-Q to present certain pro rata consolidated information, which includes adjustments for the portion related to noncontrolling interests and unconsolidated joint ventures accounted for under the equity method of accounting. We believe providing this information allows investors to better compare our overall performance and operating metrics to those of other REITs in our peer group.

Including the accounts of our unconsolidated joint ventures at 100 percent, we managed approximately $2,948,179 in total assets as of June 30, 2014 and earned $84,605 and $180,994 for the three and six months ended June 30, 2014, respectively in total revenues.

Strategies and Objectives

Current Strategies

Our primary business objective is to enhance the performance and value of our investment properties through management strategies that address the needs of an evolving retail marketplace.  We believe our success in operating our centers efficiently and effectively is a direct result of our expertise in the acquisition, management, leasing and development/re-development of properties held either directly or through a joint venture.

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

Liquidity and Capital Resources

Our most liquid assets are cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at June 30, 2014 and December 31, 2013 were $27,188 and $11,258, respectively.  The higher cash balance at June 30, 2014, is due to sales proceeds received at the end of the quarter, that were subsequently used to pay down the balance of our unsecured line of credit facility. See our discussion of the statements of cash flows for a description of our cash activity during the six months ended June 30, 2014 and 2013.

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

Sources of cash

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, cash flows we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of June 30, 2014, we were in compliance with all financial covenants applicable to us.  We had up to $35,000 available under our $180,000 line of credit facility and an additional $100,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be market terms at the time of the borrowing and not the terms of the other borrowings under the line of credit facility.  The lending group is not obligated to approve access to funds under the accordion feature.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for interest expense on our debt obligations, for purchasing additional investment properties and capital commitments at existing investment properties, to meet joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements, certain capital expenditures and current distributions.  Monthly debt service requirements consist primarily of interest payments on our debt obligations although certain of our secured mortgages require monthly principal amortization.

As noted above, we also fund certain of our liquidity needs through the sale of our common stock in "at the market" or "ATM" issuances. Under this ATM program, we may issue up to $150,000 of our shares of common stock. BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents") act as our sales agent(s) for these issuances which may be made in privately negotiated transactions or by any other method deemed to be an "at the market" offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker. We refer to the arrangement with the Agents in this report on Form 10-Q as our "ATM issuance program." No shares were issued during the six months ended June 30, 2014 and approximately $139,900 remains available for sale under this issuance program.

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

Approximately $136,294 of consolidated debt, including required monthly principal amortization, matures in the next twelve months. Included in the debt maturing in 2014 is an aggregate of approximately $90,247 of outstanding principal, secured by our Algonquin Commons property, which is subject to an $18,600 Payment Guaranty and carve-out guarantees, but generally is non-recourse to us. Algonquin Commons is currently subject to foreclosure litigation through which the plaintiff is also seeking to enforce the Payment Guaranty. We believe the Payment Guaranty has terminated, but we cannot predict the outcome of the litigation or provide assurance that the Payment Guaranty will not be performed. We intend to repay the other maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility. Reference is made to the Total Debt Maturity Schedule in Note 5, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of June 30, 2014, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In October, 2012, we entered into a First Amendment (the “Amendment”) to the Limited Partnership Agreement of our joint venture with PGGM.  Subject to the terms and conditions of the Amendment, the partners increased the potential maximum equity contributions to allow for the acquisition of up to an additional $400,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets, using partner equity and secured debt.  The Amendment increased our potential maximum equity contribution to $281,000 and PGGM’s potential maximum equity contribution to $230,000.  The Amendment allows for a two-year investment period and no contributions are required unless and until both partners approve an additional acquisition.  We will fund our equity contributions with draws on our line of credit facility, proceeds from sales of investment properties, proceeds from financing unencumbered properties or the sale of preferred or common stock. As of June 30, 2014, PGGM's remaining maximum potential contribution was approximately $48,936 and ours was approximately $59,810.

Acquisitions and Dispositions

The table below presents investment property acquisitions, including those acquired by our unconsolidated joint ventures, during the six months ended June 30, 2014 and the year ended December 31, 2013.

Date	Property	City	State	GLA Sq.Ft.	Approx. Ground Lease Sq.Ft. (a)	Purchase Price	Cap Rate (b)	Financial Occupancy at time of Acquisition

Consolidated Portfolio
3/27/2014	Mokena Marketplace	Mokena	IL	49,058	4,300	$13,737	7.25%	76%
12/20/2013	Goldenrod Marketplace (c)	Orlando	FL	91,497	6,000	16,580	7.16%	86%
4/24/2013	Warsaw Commons (d)	Warsaw	IN	87,826	—	11,393	8.00%	96%
4/17/2013	Eola Commons (e)	Aurora	IL	23,080	—	(e)	(e)	78%
4/17/2013	Winfield Pointe Center (e)	Winfield	IL	19,888	—	(e)	(e)	75%

PGGM Joint Venture
6/30/2014	Newport Pavilion (f)	Newport	KY	95,400	126,938	43,279	6.50%	94%
12/19/2013	Fort Smith Pavilion	Fort Smith	AR	275,414	13,000	43,312	8.12%	96%
10/8/2013	Cedar Center South	University Heights	OH	136,080	2,800	24,900	7.23%	83%
9/11/2013	Timmerman Plaza (g)	Milwaukee	WI	40,343	—	5,257	7.90%	84%
9/11/2013	Capitol and 124th	Wauwatosa	WI	54,198	—	10,265	6.50%	100%
9/11/2013	Pilgrim Village (h)	Menomonee Falls	WI	31,331	40,600	8,723	6.70%	69%
8/20/2013	Evergreen Promenade (i)	Evergreen Park	IL	—	—	5,500	(i)	(i)

IPCC Joint Venture
3/19/2014	Mountain View Square	Wausau	WI	86,584	7,600	11,425	6.64%	100%
2/26/2014	Academy Sports	Olathe	KS	71,927	—	11,024	6.62%	100%
2/12/2014	BJ's Wholesale Club	Framingham	MA	114,481	—	26,500	6.43%	100%
1/2/2014	Walgreens	Trenton	OH	14,820	—	4,462	6.50%	100%
1/1/2014	O'Reilly	Kokomo	IN	7,210	—	1,475	6.39%	100%
1/1/2014	CVS	Port St. Joe	FL	13,225	—	4,303	6.28%	100%
11/4/2013	7-Eleven Portfolio (j)	(j)	OH	29,813	—	29,000	6.00%	100%
10/18/2013	Mariano's	Elmhurst	IL	76,236	—	20,359	7.25%	100%
9/25/2013	Family Dollar	Marion	IL	8,000	—	1,474	7.81%	100%
9/11/2013	Dollar General	Warrior	AL	9,100	—	1,089	8.68%	100%
9/11/2013	Dollar General	Fortson	GA	9,100	—	1,173	7.41%	100%
9/11/2013	Dollar General	Woodville	AL	9,026	—	1,067	7.41%	100%
9/11/2013	Dollar General	Midland City	AL	12,382	—	1,393	7.41%	100%
9/11/2013	Dollar General	LaGrange	GA	9,100	—	1,145	7.40%	100%
9/11/2013	Dollar General	Mobile	AL	9,100	—	1,219	7.40%	100%
9/10/2013	Dollar General	Gale	WI	9,026	—	945	7.85%	100%
9/10/2013	Dollar General	Lafayette	WI	9,026	—	944	7.85%	100%
7/26/2013	Freedom Commons	Naperville	IL	42,218	40,300	24,400	6.74%	87%
4/17/2013	Family Dollar	Wausaukee	WI	8,000	—	1,137	8.14%	100%
4/17/2013	Family Dollar	Charleston	MO	8,320	—	1,107	8.13%	100%
4/17/2013	Family Dollar	Cameron	TX	8,320	—	938	8.11%	100%
2/12/2013	Mariano's	Palatine	IL	71,324	—	22,675	6.70%	100%
2/12/2013	Mariano's	Vernon Hills	IL	71,248	—	27,883	6.84%	100%
1/24/2013	Family Dollar	Colorado City	TX	8,320	—	1,009	8.12%	100%
1/24/2013	Family Dollar	Abilene	TX	9,180	—	1,142	7.64%	100%

				1,629,201	241,538	$382,234
 ________________________________________

(a)	The purchase price of these properties includes square footage subject to ground leases. Ground lease square footage is not included in our GLA.

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

(f)	This property is subject to future earnout payments of approximately $2,100.

(g)	This property is subject to future earnout payments of approximately $1,260.

(h)	This property was subject to future earnout payments of approximately $400, which have been paid.

(i)	Our joint venture with PGGM acquired vacant land to develop a 92,512 square foot retail building through a development partnership that is 96% pre-leased to Mariano's Fresh Market and PetSmart.

(j)
This portfolio includes twelve 7-Eleven stores, located in Akron, Brunswick, Chagrin Falls, Cleveland, Mentor, Painesville, Stow, Streetsboro, Strongsville, Twinsburg, Willoughby and Willoughby Hills OH.

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the six months ended June 30, 2014 and the year ended December 31, 2013.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain (Loss) on Sale	Provision for Asset Impairment

Consolidated Portfolio
6/26/2014	Gateway Square	Hinsdale	IL	39,710	$10,000	$3,295	$—
6/16/2014	Winfield Pointe Center	Winfield	IL	19,888	2,500	(346)	—
5/16/2014	Lake Park	Michigan City	IN	114,867	3,900	—	222
4/18/2014	Disney	Celebration	FL	166,131	25,700	7,030	—
3/11/2014	River Square	Naperville	IL	58,260	16,750	10,941	—
2/4/2014	Golf Road Plaza	Niles	IL	25,992	3,300	742	—
1/24/2014	Dominick's	Countryside	IL	62,344	3,000	1,167	—
12/23/2013	Rite-Aid	Chattanooga	TN	10,908	2,500	602	—
12/20/2013	Lansing Square (partial)	Lansing	IL	140,627	6,400	962	—
12/4/2013	Park Square (partial)	Brooklyn Park	MN	124,344	9,500	—	2,612
10/30/2013	Naper West	Naperville	IL	214,109	21,150	4,031	—
10/1/2013	Regal Showplace (partial)	Crystal Lake	IL	7,000	1,950	334	—
8/15/2013	Orland Greens	Orland Park	IL	45,031	4,700	1,162	—
7/25/2013	Eola Commons	Aurora	IL	23,080	4,382	(537)	—
7/3/2013	Berwyn Plaza	Berwyn	IL	15,726	1,700	(101)	—
5/31/2013	Cub Foods	Buffalo Grove	IL	56,192	4,100	—	369
5/14/2013	Winnetka Commons	New Hope	MN	42,415	3,800	556	—
3/5/2013	Oak Lawn Town Center	Oak Lawn	IL	12,506	3,264	681	—
2/20/2013	Quarry Outlot	Hodgkins	IL	9,650	3,300	1,999	—

IPCC Joint Venture (a)
3/3/2014	7-Eleven Portfolio (b)	(b)	OH	29,813	31,625	—	—
1/14/2014	Discount Retail II Portfolio (c)	(c)	(c)	100,500	13,882	—	—
12/19/2013	Mariano's	Elmhurst	IL	76,236	21,863	—	—
12/1/2013	Family Dollar	Marion	IL	8,000	1,474	—	—
11/27/2013	Freedom Commons	Naperville	IL	42,218	26,463	—	—
10/30/2013	Discount Retail Portfolio (d)	(d)	(d)	88,130	12,208	—	—
10/28/2013	Mariano's Portfolio (e)	(e)	IL	142,572	54,100	—	—
8/28/2013	BJ's Wholesale Club	Gainesville	VA	76,267	17,466	—	—
8/23/2013	Dick's Sporting Goods	Cranberry Township	PA	81,780	20,951	—	—
7/23/2013	Pick N Save	Sheboygan	WI	62,138	13,302	—	—
4/30/2013	Mt. Pleasant Shopping Center	Mt. Pleasant	WI	83,334	24,061	—	—
4/8/2013	CVS/Walgreens Portfolio (f)	(f)	(f)	55,465	26,466	—	—
2/29/2013	Walgreen's Portfolio (g)	(g)	(g)	66,359	21,807	—	—

				2,101,592	$417,564	$32,518	$3,203
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

The table below presents development property dispositions during the year ended December 31, 2013. There were no development property dispositions during the six months ended June 30, 2014.

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

Recent Accounting Principles

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2014 and 2013:

	2014	2013

Net cash provided by operating activities	$37,040	25,578

Net cash used in investing activities	$(33,594)	(106,808)

Net cash provided by financing activities	$12,484	74,882

2014 Compared to 2013

Net cash provided by operating activities was $37,040 for the six months ended June 30, 2014, as compared to $25,578 for the six months ended June 30, 2013.  The increase in cash provided by operating activities is due to an improvement in property operations, which is primarily due to the consolidation of the properties that were formally held in our joint venture with NYSTRS. See our discussion below under Results of Operations for an explanation related to property operations.

Net cash used in investing activities was $33,594 for the six months ended June 30, 2014, as compared to $106,808 for the six months ended June 30, 2013.  The primary reason for the decrease in cash used in investing activities was the use of $72,926 to purchase investment properties and $9,505 for additions to investment properties during the six months ended June 30, 2014, as compared to the use of $143,039 to purchase investment properties and $4,770 for additions to investment properties during the six months ended June 30, 2013.  Additionally, we received proceeds from the sale of investment properties of $58,415 during the six months ended June 30, 2014, as compared to $8,601 during the six months ended June 30, 2013. Partially offsetting the decrease in cash used in investing activities was the receipt of $26,749 less in proceeds from the sale of interest in joint venture and the investment of $12,741 more in our unconsolidated joint ventures during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Net cash provided by financing activities was $12,484 for the six months ended June 30, 2014, as compared to $74,882 during the six months ended June 30, 2013.  The primary reason for the decrease in cash provided by financing activities was the receipt of $2,958 from the issuance of shares, net of offering costs, during the six months ended June 30, 2014, as compared to $103,832 from the issuance of shares, net of offering costs, during the six months ended June 30, 2013. Additionally, we used

$36,822 to payoff debt during the six months ended June 30, 2014, as compared to the use of $863 to payoff debt during the six months ended June 30, 2013. Partially offsetting the decrease in cash provided by financing activities was the receipt of $50,000 in net proceeds on our unsecured line of credit facility and $29,739 in loan proceeds during the six months ended June 30, 2014, as compared to $15,000 in net pay downs from our unsecured line of credit facility and $18,800 in loan proceeds during the six months ended June 30, 2013.

Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2014 and 2013.  At June 30, 2014, we had ownership interests in 16 single-user retail properties, 49 Neighborhood Centers, 31 Community Centers, 38 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  One metric that management uses to evaluate our overall portfolio is same store net operating income in which management analyzes the net operating income of properties that we have owned and operated for the same three and six month periods during each year. These properties are referred to herein as “same store” properties.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  We believe that net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not reflective of management, such as depreciation and interest expense.

A total of 81 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 7.3 million square feet.  In the table below, “other investment properties” includes activity from properties acquired during the six months ended June 30, 2014 and the year ended December 31, 2013 (including the consolidation of assets formerly in the NYSTRS joint venture), properties disposed of during the six months ended June 30, 2014, Algonquin Commons, for which a receiver and its affiliated management company are now managing and operating, and activity from properties owned through our joint venture with IPCC while these properties were consolidated.   Operations from properties acquired through this joint venture are recorded as consolidated until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  The “same store” investment properties represent 69% of the square footage of our consolidated portfolio at June 30, 2014.  The following table presents the net operating income, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, lease termination income, interest, depreciation, amortization and bad debt expense for the three and six months ended June 30, 2014 and 2013 along with reconciliation to net income attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Rental income and tenant recoveries:
"Same store" investment properties, 81 properties
Rental income	$22,593	22,163	44,834	44,325
Tenant recovery income	7,387	7,465	19,078	16,354
Other property income	274	284	649	656
"Other investment properties”
Rental income	12,144	6,458	24,541	11,011
Tenant recovery income	4,740	2,623	13,092	4,125
Other property income	175	135	302	198
Total property income	$47,313	39,128	102,496	76,669

Property operating expenses:
"Same store" investment properties, 81 properties
Property operating expenses	$3,767	3,687	11,514	9,184
Real estate tax expense	5,742	5,536	11,727	11,293
"Other investment properties"
Property operating expenses	2,300	1,084	6,736	2,054
Real estate tax expense	3,816	2,468	7,912	3,501
Total property operating expenses	$15,625	12,775	37,889	26,032

Property net operating income
"Same store" investment properties	$20,745	20,689	41,320	40,858
"Other investment properties"	10,943	5,664	23,287	9,779
Total property net operating income	$31,688	26,353	64,607	50,637

Other income:
Straight-line rents	$275	270	1,010	381
Amortization of lease intangibles	(98)	(55)	(173)	(403)
Lease termination income	10	—	14	1
Other income	666	451	768	1,198
Fee income from unconsolidated joint ventures	1,307	1,958	2,566	3,554
Gain from settlement of receivables	—	3,095	—	3,095
Gain from change in control of investment properties	—	95,378	—	95,378
Gain on sale of investment properties, net	9,978	—	22,828	1,440
Gain on sale of joint venture interest	6	393	114	734

Equity in earnings of unconsolidated joint ventures	2,263	2,172	4,057	3,512

Other expenses:
Income tax expense of taxable REIT subsidiaries	(45)	(1,567)	(439)	(1,795)
Bad debt expense	(513)	(626)	(704)	(1,314)
Depreciation and amortization	(17,817)	(13,963)	(36,931)	(25,988)
General and administrative expenses	(5,993)	(5,269)	(12,085)	(9,976)
Interest expense	(8,900)	(8,278)	(17,890)	(16,263)
Provision for asset impairment	(222)	(369)	(222)	(369)

Income from continuing operations	12,605	99,943	27,520	103,822
Income from discontinued operations	31	4,029	521	7,063
Net income	12,636	103,972	28,041	110,885

Less: Net (income) loss attributable to the noncontrolling interest	10	(2)	30	(14)
Net income attributable to Inland Real Estate Corporation	12,646	103,970	28,071	110,871

Dividends on preferred shares	(2,234)	(2,295)	(4,469)	(4,505)

Net income attributable to common stockholders	$10,412	101,675	23,602	106,366

On a “same store” basis, (comparing the results of operations of the investment properties owned during the three months ended June 30, 2014 with the results of the same investment properties during the three months ended June 30, 2013), property net operating income increased $56 with total property income increasing $342 and total property operating expenses increasing $286.

On a "same store" basis, (comparing the results of operations of the investment properties owned during the six months ended June 30, 2014 with the results of the same investment properties during the six months ended June 30, 2013), property net operating income increased $462 with total property income increasing $3,226 and total property operating expenses increasing $2,764.

Net income attributable to common stockholders decreased $91,263 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 and decreased $82,764 for the six months ended six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Rental income
Rental income increased $430 on a “same store” basis, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to increased rental rates on renewed leases, new leases signed during the respective periods and the end of any associated rent abatement periods.  Including "other investment properties," total rental income increased $6,116 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase in total rental income is primarily due to the consolidation of the properties formerly held in our joint venture with NYSTRS.

Rental income increased $509 on a "same store" basis, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Including "other investment properties," total rental income increased $14,039 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Rental income for the six months ended June 30, 2014 for the "same store" and "other investment properties" increased for the same reasons as for the three month periods.

Tenant recovery income
Tenant recovery income decreased $78 on a “same store” basis, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.  Including "other investment properties," total tenant recovery income increased $2,039 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.  The primary reason for the fluctuation in tenant recovery income is a corresponding fluctuation in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases. The primary reason for the decrease in the estimated recovery rate of total tenant recovery income is the adjustment during the period of certain estimated annual recovery rates based on the annual tenant reconciliations. The three months ended June 30, 2014 include a true-up of estimated recovery income for the entire year-to-date period.

Tenant recovery income increased $2,724 on a "same store" basis for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Including "other investment properties," total tenant recovery income increased $11,691 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The primary reason for the fluctuation in tenant recovery income is the same as for the three month periods. Additionally the rate at which we recover expenses has increased in connection with new leases signed during the respective periods and the end of any associated rent abatement periods.

Property operating expenses
Property operating expenses increased $80 on a “same store” basis for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.  Including "other investment properties," total property operating expenses increased $1,296 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.  The increase in total property operating expenses is primarily due to the consolidation of the properties formerly held in our joint venture with NYSTRS. Additionally, the increase is attributable to increased snow removal costs and routine maintenance costs as a result of the more severe winter weather conditions in the current year.

Property operating expenses increased $2,330 on a "same store" basis for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Including "other investment properties," total property operating expenses increased $7,012 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Property operating expenses for the six months ended June 30, 2014 for the "same store" and "other investment properties" increased for the same reasons as for the three month periods.

Real estate tax expense
Real estate tax expense increased $206 on a “same store” basis for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.  Including "other investment properties," total real estate tax expense increased $1,554 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.  The change in real estate tax expense is a result of changes in the assessed values of our investment properties or the tax rates charged by the various taxing authorities. Additionally, the increase in total real estate tax expense is primarily due to the consolidation of the properties formerly held in our joint venture with NYSTRS.

Real estate tax expense increased $434 on a "same store" basis for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Including "other investment properties," total real estate tax expense increased $4,845 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Real estate tax expense for the six months ended June 30, 2014 for the "same store" and "other investment properties" increased for the same reasons as for the three month periods.

Other income
Other income increased $215 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.  The increase in other income is due to the receipt of payment of back dividends on our investment in Parkway Capital Trust and the receipt of a bankruptcy payment from a tenant in which the balance had previously been written off. This increase is offset by decreased gains on the sale of investment securities. We divested our securities portfolio as of December 31, 2013.

Other income decreased $430 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013 due primarily to decreased gains on the sale of investment securities, offset by the aforementioned dividend income.

Fee income from unconsolidated joint ventures
Fee income from unconsolidated joint ventures decreased $651 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.  The decrease is due to decreased acquisition fees earned on sales of interests through our joint venture with IPCC. Acquisition fees earned may vary based on the number of properties sold, the original acquisition prices of the properties and the timing of the sales in each period.

Fee income from unconsolidated joint ventures decreased $988 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease was due primarily to the aforementioned acquisition fees earned on sales of interest through our joint venture with IPCC. Additionally, the decrease is due to decreased management fee income after the consolidation of the properties formerly held in our joint venture with NYSTRS.

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

Gain from change in control of investment properties
During the three and six months ended June 30, 2013, we recorded a gain on the change in control of investment properties in the amount of $95,378.

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

During the six months ended June 30, 2013, we completed the acquisition of the 50 percent ownership interest of New York State Teachers’ Retirement System (“NYSTRS”) in the IN Retail Fund, L.L.C. (“IN Retail”) joint venture entity. We now own 100 percent of the outstanding membership interests in IN Retail, and the assets, liabilities and results of operations of IN Retail are now included in our consolidated financial statements beginning with the June 3, 2013 acquisition date. We acquired the 50% interest of NYSTRS in IN Retail for approximately $121,100 in cash. We funded the acquisition utilizing $91,600 received from selling 9,000 shares of our common stock during the period, cash on hand and funds received from a draw on our $180,000 line of credit facility. The fair value of the portfolio was determined to be approximately $396,000 and total outstanding mortgage debt of approximately $152,200, plus other related assets and liabilities. The consolidation of these properties resulted in a gain of approximately $95,378.

Gain on sale of investment properties, net
Gain on sale of investment properties, net increased $9,978 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 due to the early adoption of the new discontinued operations standard as of January 1, 2014. Gain on sale of investment properties for the three months ended June 30, 2014 includes gains recognized in conjunction with the sale of four investment properties. Gains from the sale of investment properties during the three months ended June 30, 2013 are included in discontinued operations.

Gain on sale of investment properties, net increased $21,388 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013 due to the early adoption of the new discontinued operations standard as of January 1, 2014. Gain on sale of investment properties, net includes gains recognized in conjunction with the sale of seven investment properties.

Gain on sale of joint venture interest
Gain on sale of joint venture interest decreased $387 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 due to decreased gains on sale in connection with sales of interest in properties through our joint venture with IPCC. Gains recorded may vary based on the number of properties sold, the timing of the sales in each period and the hold period of each asset.

Gain on sale of joint venture interest decreased $620 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to the same reason as discussed above.

Depreciation and amortization
Depreciation and amortization increased $3,854 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to depreciation expense recorded on newly acquired investment properties, including the consolidation of the properties formerly held in our joint venture with NYSTRS, new tenant improvement assets for work related to new leases and additional properties owned through our joint venture with IPCC, while they were consolidated.

Depreciation and amortization increased $10,943 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to the same reason as discussed above.

General and administrative expenses
General and administrative expenses increased $724 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase is due primarily to an increase in payroll and related items as a result of hiring additional staff for our increasing portfolio of assets under management.

General and administrative expenses increased $2,109 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase is due primarily to the same reason as discussed above, as well as increased deal pursuit costs.

Interest expense
Interest expense increased $622 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase is primarily due to the consolidation of the properties formerly held in our joint venture with NYSTRS and higher interest on our unsecured credit facilities due to higher balances maintained during the three months ended June 30, 2014. Partially offsetting this increase in interest expense is a decrease in mortgage interest due to the repayment of certain loans.

Interest expense increased $1,627 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase is due primarily to the same reason as discussed above.

Income from discontinued operations
Income from discontinued operations decreased $3,998 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to the early adoption of the new discontinued operations standard as of January 1, 2014. Operations from properties sold subsequent to January 1, 2014 that do not represent a strategic shift that has or will have a major effect on operations and financial results are no longer reflected as discontinued operations causing a decrease in what is reported in discontinued operations during the three months ended June 30, 2014.

Income from discontinued operations decreased $6,542 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to the same reason as discussed above.

Portfolio Activity

During the six months ended June 30, 2014, our leasing activity remained strong and our leasing spreads were positive on both new and renewal leases in our consolidated portfolio. During the six months ended June 30, 2014, we executed 15 new, 78 renewal and 22 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating approximately 692,000 square feet on our consolidated portfolio.  The 15 new leases comprise approximately 72,000 square feet with an average rental rate of $14.81 per square foot, a 12.6% increase over the average expiring rate.  The 78 renewal leases comprise approximately 554,000 square feet with an average rental rate of $13.83 per square foot, a 7.9% increase over the average expiring rate.  The 22 non-comparable leases comprise approximately 66,000 square feet with an average base rent of $16.68 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements.

During the remainder of 2014, 69 leases, comprising approximately 307,000 square feet and accounting for approximately 2.6% of our annualized base rent, will be expiring in our consolidated portfolio.  We do not believe that any of the expiring leases are individually material to our financial results.  The weighted average expiring rate on these leases is $11.76 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

Occupancy as of June 30, 2014, March 31, 2014, and June 30, 2013 for our consolidated, unconsolidated and total portfolios is summarized in the following table:

Consolidated Occupancy (a)	As of June 30, 2014	As of March 31, 2014	As of June 30, 2013
Leased Occupancy (b)	95.4%	94.8%	93.1%
Financial Occupancy (c)	93.6%	92.6%	90.3%
Same Store Leased Occupancy (b)	94.8%	94.8%	93.8%
Same Store Financial Occupancy (c)	93.2%	92.3%	90.6%

Unconsolidated Occupancy (a) (d)
Leased Occupancy (b)	96.7%	96.4%	98.2%
Financial Occupancy (c)	96.2%	95.9%	96.1%
Same Store Leased Occupancy (b)	97.4%	97.1%	97.9%
Same Store Financial Occupancy (c)	97.0%	96.6%	95.5%

Total Occupancy (a)
Leased Occupancy (b)	95.8%	95.2%	94.4%
Financial Occupancy (c)	94.3%	93.5%	91.8%
Same Store Leased Occupancy (b)	95.6%	95.6%	95.1%
Same Store Financial Occupancy (c)	94.4%	93.6%	92.2%
Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	95.7%	95.1%	94.2%
Financial Occupancy excluding properties held through the joint venture with IPCC (c) (e)	94.2%	93.3%	91.5%
Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	98.8%	98.1%	96.5%
Non-Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	88.7%	88.2%	89.0%
 ________________________________________

(a)	All occupancy calculations exclude seasonal tenants.

(b)	Leased Occupancy is defined as the percentage of gross leasable area for which there is a signed lease, regardless of whether the tenant is currently obligated to pay rent under their lease agreement.

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

Joint Ventures and Off Balance Sheet Arrangements

Reference is made to Note 3, “Joint Ventures” to the accompanying consolidated financial statements for a discussion of our consolidated and unconsolidated joint ventures as of June 30, 2014, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-GAAP Financial Measures

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental measure to compare our performance and operations to other REITs.  Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities in which the REIT holds an interest.  In addition, NAREIT has further clarified the FFO definition to add-back impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate.  Under U.S. GAAP, impairment charges reduce net income.  While impairment charges are added back in the calculation of FFO, we caution that because impairments to the value of any property are typically based on reductions in estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance that may be permanent.  We have adopted the NAREIT definition for computing FFO.  Recurring FFO includes adjustments to FFO for the impact of lease termination income, certain gains and non-cash impairment charges of non-depreciable real estate, net of taxes recorded in comparable periods, in order to present the performance of our core portfolio operations.  Management uses the calculation of FFO and Recurring FFO for several reasons.  Recurring FFO per weighted average common share outstanding is used in the employment agreements we have with our executives to determine a portion of incentive compensation payable to them.  Additionally, we use FFO and Recurring FFO to compare our performance to that of other REITs in our peer group.  The calculation of FFO and Recurring FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO and Recurring FFO whereas items that are expensed reduce FFO and Recurring FFO.  Consequently, our presentation of FFO and Recurring FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO and Recurring FFO do not represent cash flows from operations as defined by U.S. GAAP, are not indicative of cash available to fund cash flow needs and liquidity, including our ability to pay distributions, and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. The following table reflects our FFO and Recurring FFO for the periods presented, reconciled to net income (loss) attributable to common stockholders for these periods:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$10,412	101,675	23,602	106,366
Gain on sale of investment properties	(9,978)	(565)	(23,321)	(4,743)
Gain from change in control of investment properties	—	(95,378)	—	(95,378)
Impairment of depreciable operating property	222	369	222	555
Equity in depreciation and amortization of unconsolidated joint ventures	4,420	5,235	8,612	11,090
Amortization on in-place lease intangibles	4,853	3,454	11,264	5,002
Amortization on leasing commissions	512	412	965	918
Depreciation, net of noncontrolling interest	12,452	10,728	24,702	21,326
Funds From Operations attributable to common stockholders	22,893	25,930	46,046	45,136

Gain from settlement of receivables	—	(3,095)	—	(3,095)
Lease termination income	(10)	(3,300)	(14)	(3,301)
Lease termination income included in equity in earnings of unconsolidated joint ventures	—	(7)	(77)	(16)
Impairment loss, net of taxes:
Impairment of investment securities	—	—	—	98
Provision for asset impairment included in equity in earnings of unconsolidated joint ventures	—	—	—	506
Recurring Funds From Operations attributable to common stockholders	$22,883	19,528	45,955	39,328

Net income attributable to common stockholders per weighted average common share — basic	$0.10	1.10	0.24	1.17

Net income attributable to common stockholders per weighted average common share — diluted	$0.10	1.09	0.24	1.16

Funds From Operations attributable to common stockholders, per weighted average common share — basic	$0.23	0.28	0.46	0.50

Funds From Operations attributable to common stockholders, per weighted average common share — diluted	$0.23	0.28	0.46	0.49

Recurring Funds From Operations attributable to common stockholders, per weighted average common share — basic and diluted	$0.23	0.21	0.46	0.43

Weighted average number of common shares outstanding, basic	99,455	92,803	99,433	91,149
Weighted average number of common shares outstanding, diluted	99,817	93,042	99,780	91,384

Distributions declared, common	$14,231	13,303	28,445	26,094
Distributions per common share	$0.14	0.14	0.29	0.29

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

We believe EBITDA is an important supplemental non-GAAP measure.  We utilize EBITDA to calculate our interest expense coverage ratio, which equals EBITDA divided by total interest expense.  We believe that using EBITDA, which excludes the effect of non-operating expenses and non-cash charges, all of which are based on historical cost and may be of limited significance in evaluating current performance, facilitates comparison of core operating profitability between periods and between REITs, particularly in light of the use of EBITDA by a seemingly large number of REITs in their reports on Forms 10-Q and 10-K.  We believe that investors should consider EBITDA in conjunction with net income and the other required U.S. GAAP measures of our performance to improve their understanding of our operating results.  Recurring EBITDA includes adjustments to EBITDA for the impact of lease termination income and non-cash impairment charges in comparable periods in order to present the performance of our core portfolio operations.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income attributable to Inland Real Estate Corporation	$12,646	103,970	28,071	110,871
Gain on sale of investment properties	(9,978)	(565)	(23,321)	(4,743)
Gain from change in control of investment properties	—	(95,378)	—	(95,378)
Income tax expense of taxable REIT subsidiaries	45	1,567	439	1,795
Interest expense	8,900	8,279	17,890	16,263
Interest expense associated with discontinued operations	—	179	—	373
Interest expense associated with unconsolidated joint ventures	1,977	2,756	3,967	5,735
Depreciation and amortization	17,817	13,963	36,931	25,996
Depreciation and amortization associated with discontinued operations	—	668	—	1,313
Depreciation and amortization associated with unconsolidated joint ventures	4,420	5,235	8,612	11,090
EBITDA	35,827	40,674	72,589	73,315

Gain from settlement of receivables	—	(3,095)	—	(3,095)
Lease termination income	(10)	(3,300)	(14)	(3,301)
Lease termination income included in equity in earnings of unconsolidated joint ventures	—	(7)	(77)	(16)
Impairment loss, net of taxes:
Impairment of depreciable operating property	222	369	222	555
Impairment of investment securities	—	—	—	98
Provision for asset impairment included in equity in earnings of unconsolidated joint ventures	—	—	—	506
Recurring EBITDA	$36,039	34,641	72,720	68,062

Total Interest Expense	$10,877	11,214	21,857	22,371

EBITDA: Interest Expense Coverage Ratio	3.3 x	3.6 x	3.3 x	3.3 x

Recurring EBITDA: Interest Expense Coverage Ratio	3.3 x	3.1 x	3.3 x	3.0 x

The following schedules present certain Non-GAAP pro-rata consolidated information as of and for the three and six months ended June 30, 2014. These schedules are considered Non-GAAP because they include financial information related to consolidated joint ventures with an adjustment for the portion related to noncontrolling interests and unconsolidated joint ventures accounted for under the equity method of accounting. The Company provides the pro rata amounts of all properties owned through joint ventures to better compare our overall performance and operating metrics to those of other REITs in our peer group. The Company believes this Non-GAAP information provides supplementary information that is both useful to and has been requested by investors and analysts. Investors should not consider Non-GAAP information as a substitute for, or as superior to, U.S. GAAP information. Rather, Non-GAAP information may provide useful information in addition to information presented in accordance with U.S. GAAP.

Reconciliation of GAAP Reported to Selected Non-GAAP Pro Rata Consolidated Information

	At June 30, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total investment properties	$1,534,543	—	330,819	2,062	9,521	1,876,945
Total assets	1,570,950	(3,098)	250,193	2,457	2,113	1,822,615
Mortgages payable	486,635	—	164,957	—	—	651,592
Total liabilities	1,019,907	50	193,564	1,608	1,624	1,216,753

	For the three months ended June 30, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$48,807	—	11,175	—	122	60,104
Total expenses	40,170	(10)	7,415	(1)	58	47,632
Operating income	8,637	10	3,760	1	64	12,472

	For the six months ended June 30, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$105,913	—	24,217	—	180	130,310
Total expenses	87,831	(30)	17,133	1	93	105,028
Operating income (loss)	18,082	30	7,084	(1)	87	25,282

Subsequent Events

Reference is made to Note 14, “Subsequent Events” to the accompanying consolidated financial statements for a discussion of our subsequent event disclosures, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  As of June 30, 2014, we have one interest rate swap contract, which was entered into as a requirement under a secured mortgage.

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

	2014 (a)		2015 (a)	2016	2017		2018		Thereafter	Total		Fair Value (b)
Fixed rate debt	$125,547	(c)	36,325	9,358	46,570		789		253,666	472,255	(d)	499,603
Weighted average interest rate	5.33%		6.08%	5.00%	5.05%		—%		5.05%	5.20%		—
Variable rate debt	$6,200		—	35,000	145,000	(e)	230,000	(f)(g)	—	416,200	(d)	415,884
Weighted average interest rate	0.16%		—%	2.60%	1.89%		2.20%		—%	2.09%		—
Total	$131,747		36,325	44,358	191,570		230,789		253,666	888,455		915,487
  ________________________________________

(a)
Approximately $136,294 of our mortgages payable mature in the next twelve months.  Included in the debt maturing in 2014 is outstanding principal of approximately $90,247, secured by our Algonquin Commons property, which is currently subject to foreclosure litigation. We cannot currently predict the outcome of the litigation. We intend to repay the other maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

(b)
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders (Level 3).

(c)
Included in the debt maturing in 2014 are our convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require us to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets at June 30, 2014 reflect the value of the notes including the remaining unamortized discount of $193.

(d)
The total debt above reflects the total principal amount outstanding.  The consolidated balance sheets at June 30, 2014 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $2,395.

(e)
Included in the debt maturing during 2017 is our unsecured line of credit facility, totaling $145,000.  We pay interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of June 30, 2014, the weighted average interest rate on outstanding draws on the line of credit facility was 1.89%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2014, we were in compliance with these financial covenants.

(f)
Included in the debt maturing during 2018 is our $180,000 term loan, which matures in August 2018.  We pay interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of June 30, 2014, the weighted average interest rate on the term loan was 1.84%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2014, we were in compliance with these financial covenants.

(g)
Included in the debt maturing during 2018 is our $50,000 term loan which matures in November 2018.  We pay interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of June 30, 2014, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2014, we were in compliance with these financial covenants.

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

At June 30, 2014, approximately $416,200, or 47%, of our debt bore interest at variable rates, with a weighted average rate of 2.09% per annum. An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 1.0% annualized increase in interest rates would have increased our interest expense by approximately $2,081 for the six months ended June 30, 2014.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of June 30, 2014, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

There were no material developments in the quarter ended June 30, 2014, in the legal proceedings disclosed under Item 3 of Part I of our Form 10-K for the year ended December 31, 2013.

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
10.4    Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2014 (4)
10.5    Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2014 (5)
10.6    Inland Real Estate Corporation 2014 Annual Cash Incentive Plan (6)
10.7    Inland Real Estate Corporation 2014-2016 Long-Term Incentive Program (7)
10.8    Reformation and Fourth modification of Unsecured Loan Agreement, dated June 20, 2014, effective as of November 15, 2011, to the Unsecured Loan Agreement dated as of November 15, 2011, by and between Inland Real Estate Corporation as Borrower and
Wells Fargo Bank, National Association as Lender (*)

10.9    Reformation and Modification of Second Amended and Restated Term Loan Agreement, dated July 3, 2014, effective as of August
21, 2012, to the Second Amended and Restated Term Loan Agreement dated as of August 21, 2012 amount Inland Real Estate
Corporation as Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Co-Lead
Arranger and Wells Fargo Bank, National Association as Co-Syndication Agent and Wells Fargo Securities, LLC (f/k/a Wachovia
Capital Markets, LLC) as Co-Lead Arranger and Bank of America N.A. as Co-Syndication Agent and Merrill Lynch, Pierce, Fenner
& Smith Incorporated as Co-Lead Arranger and RBS Citizens, National Association d/b/a Charter One, as Co-Documentation
Agent and Bank of Montreal, as Co-documentation Agent and the several lenders from time to time parties thereto, as Lender (*)

10.10    Reformation and Modification of Fifth Amended and Restated Credit Agreement dated July 3, 2014, effective as of August 21,
2012, to the Fifth Amended and Restated Credit Agreement dated as of August 21, 2012 among Inland Real Estate Corporation as
Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Co-Lead Arranger and Wells
Fargo Bank, National Association as Co-Syndication Agent and Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets,

LLC) as Co-Lead Arranger and Bank of America N.A. as Co-syndication Agent and Merrill Lynch, Pierce, Fenner & Smith
Incorporated as Co-Lead Arranger and RBS Citizens, National Association d/b/a Charter One, as Co-Documentation Agent and
Bank of Montreal, as Co-Documentation Agent and the several lenders from time to time parties thereto, as Lenders (*)

31.1    Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2    Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1    Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2    Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101    The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, filed with the Securities and Exchange Commission on August 7, 2014, is formatted in Extensible Business Reporting Language
(“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,
(iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial
Statements (tagged as blocks of text). (8)
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

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris President and Chief Executive Officer (principal executive officer)
Date:	August 7, 2014

/s/ BRETT A. BROWN

By:	Brett A. Brown Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date:	August 7, 2014

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
10.4    Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2014 (4)
10.5    Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2014 (5)
10.6    Inland Real Estate Corporation 2014 Annual Cash Incentive Plan (6)
10.7    Inland Real Estate Corporation 2014-2016 Long-Term Incentive Program (7)
10.8    Reformation and Fourth modification of Unsecured Loan Agreement, dated June 20, 2014, effective as of November 15, 2011, to the Unsecured Loan Agreement dated as of November 15, 2011, by and between Inland Real Estate Corporation as Borrower and
Wells Fargo Bank, National Association as Lender (*)

10.9    Reformation and Modification of Second Amended and Restated Term Loan Agreement, dated July 3, 2014, effective as of August
21, 2012, to the Second Amended and Restated Term Loan Agreement dated as of August 21, 2012 amount Inland Real Estate
Corporation as Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Co-Lead
Arranger and Wells Fargo Bank, National Association as Co-Syndication Agent and Wells Fargo Securities, LLC (f/k/a Wachovia
Capital Markets, LLC) as Co-Lead Arranger and Bank of America N.A. as Co-Syndication Agent and Merrill Lynch, Pierce, Fenner
& Smith Incorporated as Co-Lead Arranger and RBS Citizens, National Association d/b/a Charter One, as Co-Documentation
Agent and Bank of Montreal, as Co-documentation Agent and the several lenders from time to time parties thereto, as Lender (*)

10.10    Reformation and Modification of Fifth Amended and Restated Credit Agreement dated July 3, 2014, effective as of August 21,
2012, to the Fifth Amended and Restated Credit Agreement dated as of August 21, 2012 among Inland Real Estate Corporation as
Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Co-Lead Arranger and Wells
Fargo Bank, National Association as Co-Syndication Agent and Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets,
LLC) as Co-Lead Arranger and Bank of America N.A. as Co-syndication Agent and Merrill Lynch, Pierce, Fenner & Smith
Incorporated as Co-Lead Arranger and RBS Citizens, National Association d/b/a Charter One, as Co-Documentation Agent and
Bank of Montreal, as Co-Documentation Agent and the several lenders from time to time parties thereto, as Lenders (*)

31.1    Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2    Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1    Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2    Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101    The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, filed with the Securities and Exchange Commission on August 7, 2014, is formatted in Extensible Business Reporting Language
(“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,
(iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial
Statements (tagged as blocks of text). (8)
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